Form 10-Q
period 2005-04-30
Sears Holdings CORP
filed 2005-06-07
CIK 1310067

United States
Securities And Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended April 30, 2005

Or

☐	Transition Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

Commission file number 000-51217

SEARS HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	20-1920798 (I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois (Address of principal executive offices)	60179 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (847) 286-2500

Indicate by check mark whether the Registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and [2] has been subject to such filing requirements for the past 90 days.

Yes     ☒               No     ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes     ☒               No     ☐

As of May 28, 2005, the Registrant had 164,909,735 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS COPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended April 30, 2005

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

millions, except per common share data	13 Weeks Ended
	April 30,	April 28,
	2005	2004
REVENUES
Merchandise sales and services	$7,617	$4,627
Credit and financial products revenues	9	—
Total revenues	7,626	4,627

COSTS AND EXPENSES
Cost of sales, buying and occupancy	5,655	3,545
Selling and administrative	1,719	945
Depreciation and amortization	107	4
Gain on sales of assets	(6)	(32)

Total costs and expenses	7,475	4,462

Operating income	151	165
Interest expense, net	(42)	(28)
Bankruptcy-related recoveries	17	7
Other income	9	3

Income before income taxes, minority interest and cumulative effect of change in accounting principle	135	147
Income taxes	52	56
Minority interest	2	—

Income before cumulative effect of change in accounting principle	81	91
Cumulative effect of change in accounting principle, net of tax	(90)	—

NET (LOSS) INCOME	$(9)	$91

EARNINGS (LOSS) PER COMMON SHARE
BASIC
Earnings per share before cumulative effect of change in accounting principle	$0.66	$1.02
Cumulative effect of change in accounting principle	(0.73)	—
(Loss) Earnings per share	$(0.07)	$1.02

DILUTED
Earnings per share before cumulative effect of change in accounting principle	$0.65	$0.94
Cumulative effect of change in accounting principle	(0.72)	—

(Loss) Earnings per share	$(0.07)	$0.94

Average common shares outstanding	122.0	89.5
Diluted weighted average common shares outstanding	124.8	100.3

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets

	(Unaudited)
millions, except per share data	April 30,	April 28,	January 26,
	2005	2004	2005
ASSETS
Current assets
Cash and cash equivalents	$1,595	$2,228	$3,435
Credit card receivables, net of allowance for uncollectible accounts of $35	1,051	—	—
Other receivables	662	237	646
Merchandise inventories, net	9,476	3,394	3,281
Prepaid expenses, deferred charges and other current assets	581	158	150
Deferred income taxes	574	26	29

Total current assets	13,939	6,043	7,541
Property and equipment, net	10,141	190	315
Deferred income taxes	—	10	730
Goodwill	2,057	—	—
Tradenames and other intangible assets	3,866	—	—
Other assets	630	60	65
TOTAL ASSETS	$30,633	$6,303	$8,651

LIABILITIES
Current liabilities
Short-term borrowings, primarily 90 days or less	$246	$—	$—
Current portion of long-term debt and capitalized lease obligations	748	51	45
Merchandise payables	3,660	851	927
Income taxes payable	464	65	94
Other current liabilities	3,035	622	705
Unearned revenues	1,103	11	13
Other taxes	708	323	297

Total current liabilities	9,964	1,923	2,081
Long-term debt and capitalized lease obligations	3,438	437	366
Pension and postretirement benefits	2,607	881	1,008
Minority interest and other liabilities	3,463	762	727

Total Liabilities	19,472	4,003	4,182

SHAREHOLDERS’ EQUITY
Preferred stock 20 shares authorized; no shares outstanding	—	—	—
Common stock $0.01 par value, 500 shares authorized; 164.9, 88.7, and 89.6 shares issued, respectively	2	1	1
Capital in excess of par value	9,907	1,975	3,291
Retained earnings	1,331	325	1,340
Treasury stock – at cost	(6)	(1)	(86)
Accumulated other comprehensive loss	(73)	—	(77)
Total Shareholders’ Equity	11,161	2,300	4,469

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,633	$6,303	$8,651

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
millions	April 30,	April 28,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(9)	$91
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	107	4
Cumulative effect of change in accounting principle, net of tax	90	—
Gain on sales of assets	(6)	(32)
Bankruptcy-related recoveries	(17)	(7)
Income tax benefit on nonqualified stock options	46	—
Net cash received from bankruptcy related settlements	19	7
Change in, net of effects of the acquisition:
Deferred income taxes	(151)	18
Credit card receivables	1	—
Merchandise inventories	(218)	(156)
Other operating assets	(69)	65
Other operating liabilities (1)	79	140
Net cash (used in) provided by operating activities	(128)	130

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(1,410)	—
Proceeds from sales of property and investments	10	66
Purchases of property and equipment	(66)	(55)
Net cash (used in) provided by investing activities	(1,466)	11

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(1)	(1)
Decrease in short term borrowings, primarily 90 days or less	(346)	—
Proceeds from the exercise of options	97	—

Net cash used in financing activities	(250)	(1)

Effect of exchange rate changes on cash and cash equivalents	4	—

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,840)	140

BALANCE AT BEGINNING OF YEAR	3,435	2,088

BALANCE AT END OF PERIOD	$1,595	$2,228

(1) The Company paid income taxes of $62 million and $1 million in the first quarter of 2005 and 2004, respectively.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Sears Holdings Corporation (“Holdings” or the “Company”) is a Delaware corporation formed for the purpose of consummating the business combination of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co., (“Sears”) which was completed on March 24, 2005. Holdings is the nation’s third largest broadline retailer with approximately 2,300 full-line and 1,200 specialty retail stores in the United States operating through Kmart and Sears and 340 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 54%-owned subsidiary. Holdings common stock is traded on The NASDAQ Stock Market under the symbol “SHLD”.

The merger of Kmart and Sears has been treated as a purchase business combination for accounting purposes, with Kmart designated as the acquirer. As such, the historical financial statements for Kmart become the historical financial statements of Holdings, the registrant. The accompanying condensed consolidated statements of operations and cash flows for the 13-week period ended April 30, 2005 include the results of operations of Sears since March 24, 2005, the date of acquisition. Therefore, the results for the first quarter of 2005 include approximately five weeks of Sears results and 13 weeks of Kmart’s results. Note 2 provides summary unaudited pro forma information and details on the purchase accounting.

These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. The Company typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal customer buying patterns.

Effective March 23, 2005, the Company changed its fiscal year end from the last Wednesday in January to the Saturday closest to January 31st. The change in fiscal year end reflects a change of only three days; as such, the historical financial statements have not been recast to reflect this change. Sears Canada is a publicly traded company whose shares are traded on the Toronto Stock Exchange. Its fiscal year end is the Saturday closest to December 31st. The results of operations for Sears Canada are reported to Holdings on a one-month lag. As such, the statements of operations and cash flows for the 13-week period ended April 30, 2005 include nine days of operating results for Sears Canada, for the period from March 25, 2005 through April 2, 2005.

Readers of these interim period statements should refer to the audited consolidated financial statements and notes thereto which are included in Kmart’s Annual Report on Form 10-K for its fiscal year ended January 26, 2005. For information relating to Sears prior to the merger, readers should refer to the audited consolidated financial statements and notes thereto which are included in Sears’ Annual Report on Form 10-K for its fiscal year ended January 1, 2005.

Certain prior period amounts have been reclassified to conform to the current interim period presentation.

NOTE 2 – MERGER OF KMART AND SEARS

On March 24, 2005, Kmart and Sears completed their previously announced merger pursuant to the Agreement and Plan of Merger, dated as of November 16, 2004 (the “Merger Agreement”). Upon the consummation of the merger, Kmart and Sears became wholly-owned subsidiaries of Holdings.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Under the terms of the Merger Agreement, Kmart shareholders received one share of Holdings common stock for each Kmart share owned. Approximately 94.9 million shares of Holdings common stock were issued in exchange for all outstanding common stock of Kmart based on the one-for-one ratio. Sears shareholders had the right to elect to receive $50 in cash or 0.5 of a share of Holdings common stock for each Sears share owned. Sears shareholder elections were prorated to ensure that, in the aggregate, 55 percent of Sears shares were converted into Holdings shares and 45 percent of Sears shares were converted to cash. Restricted shares of Sears common stock at the effective date were converted into Holdings common stock on a 0.5 for 1 basis. In aggregate, approximately 62.2 million shares of Holdings common stock were issued to Sears shareholders at a value of approximately $6.5 billion (based on the average closing price of $104.33 of Kmart’s common stock during the period from November 15, 2004 through November 19, 2004, two business days before and after the date the merger was announced). In addition, approximately $5.4 billion in cash was paid in consideration for (i) all outstanding common stock of Sears, based upon the proration provisions of the Merger Agreement and (ii) all outstanding stock options of Sears. Including transaction costs of $18 million, the total consideration paid was approximately $11.9 billion.

The merger has been treated as a purchase business combination for accounting purposes, and as such, Sears’ assets acquired and liabilities assumed have been recorded at their fair value. Kmart and Sears determined that the merger would be accounted for as an acquisition by Kmart of Sears. In identifying Kmart as the acquiring entity, the companies took into account the relative share ownership, the composition of the governing body of the combined entity and the designation of certain senior management positions. As a result, the historical financial statements of Kmart become the historical financial statements of Holdings. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, March 24, 2005. The purchase price allocation is preliminary and further refinements may be necessary.

The preliminary purchase price allocation, is as follows:

March 24,
millions	2005
Cash	$3,963
Inventory	6,124
Other current assets	1,860
Property, plant and equipment	9,833
Goodwill	2,057
Tradenames and other intangible assets	3,872
Other	570

Total assets acquired	$28,279
Merchandise payables, accrued expenses and other current liabilities	$6,368
Unearned revenue (including non-current portion)	1,897
Total debt and capital leases	4,419
Deferred taxes	1,046
Pension and postretirement	1,601
Other	1,084

Total liabilities	$16,415

Net assets acquired	$11,864

The Company has allocated approximately $3.9 billion to identifiable intangible assets, of which approximately $2.8 billion relates to the indefinite lived tradenames of Sears, Kenmore, Craftsman, Lands’ End and Diehard. The remaining intangible assets include finite lived tradenames, favorable leases, contractual arrangements and customer lists, which will be amortized over their estimated useful lives.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has established reserves relating to employee separation costs related to the integration of certain Sears functions into Holdings. Costs associated with these integration actions do not impact current earnings and are recognized as a component of purchase accounting, resulting in an adjustment to goodwill. During the first quarter of 2005, Holdings notified approximately 780 former Sears employees of the decision to eliminate their positions in connection with these integration efforts. A $53 million reserve was recorded in the first quarter of 2005 for costs associated with severance, benefits and outplacement services for the impacted individuals. Payments to these individuals will be made throughout the remainder of 2005 in accordance with the Company’s severance plan.

Holdings Selected Unaudited Pro Forma Combined Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Kmart and Sears for the thirteen-week periods ended April 30, 2005 and April 28, 2004 as though the companies had been combined as of the beginning of 2004. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each period, or that may result in the future. In addition, the following pro forma information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the merger.

	Pro forma
	13 Weeks Ended
	April 30,
millions, except per share data	2005(1)	April 28, 2004
Revenues	$12,763	$12,769
Operating Income	$100	$132
Income before cumulative effect of change in accounting principle	$12	$38
Net (loss) income	$(78)	$38
Diluted earnings per share before cumulative effect of change in accounting principle	$0.07	$0.23
Diluted (loss) earnings per share	$(0.48)	$0.23

(1) Includes $34 million of transaction costs and $3 million of integration costs related to the merger.

NOTE 3 – RESTRUCTURING

During the first quarter of 2005, Holdings recorded a $3 million pretax charge related to employee termination costs associated with former Kmart employees impacted by Holdings’ home office integration efforts. This charge is recorded within selling and administrative expense in the condensed consolidated statement of operations. The charge recorded in the first quarter includes costs associated with severance, benefits and outplacement services provided to approximately 70 individuals. These individuals had been notified prior to April 30, 2005 that their positions would be eliminated by June 2005.

Subsequent to the end of the first quarter, Holdings notified approximately 1,400 additional Kmart employees that either their positions would be eliminated or their positions would be relocated to the Hoffman Estates, Illinois Holdings headquarters or the Dallas, Texas Holdings transaction processing center. Of the associates notified, approximately 300 have accepted the relocation offer. The total cost related to the relocation or

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

severance, benefits and outplacement services associated with these 1,400 individuals is currently estimated to be $57 million. The actual costs are dependent on the number of associates who ultimately accept the relocation offers and the number of associates who remain with Holdings through a transition period. Holdings will record charges for these costs over the next several months in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 146, “Accounting for Costs Associated with Disposal and Exit Activities”. As this action impacts the acquiring company’s associates, these costs will be charged to the condensed consolidated statement of operations.

NOTE 4 – CHANGE IN ACCOUNTING PRINCIPLE

Effective January 27, 2005, the Company changed its method of accounting for certain indirect buying, warehousing and distribution costs. Prior to this change, the Company had included indirect buying, warehousing and distribution costs as inventoriable costs. Beginning in the fiscal year ending January 28, 2006, such costs are expensed as incurred, which is the method of accounting followed by Sears. The Company believes that this change provides a better measurement of operating results in light of the anticipated changes to the Company’s supply chain to realize cost savings from the business combination, the anticipated closure of certain facilities and the combined capacity of the existing distribution and headquarters facilities. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes”, changes in accounting policy to conform the acquirer’s policy to that of the acquired entity is treated as a change in accounting principle. The indirect buying, warehousing and distribution costs that were capitalized to inventory as of January 26, 2005 are reflected in the first quarter 2005 condensed consolidated statement of operations as a cumulative effect of change in accounting principle in the amount of $90 million ($0.72 per share), net of income taxes of $58 million. The impact of this change on income before the cumulative effect of accounting change for the quarter ended April 30, 2005 was not significant. The pro forma effect of application of the change to prior years’ quarterly net income and net income per share is not significant.

NOTE 5 – SECURITIZED ASSETS

The Company securitizes certain of its Canadian credit card receivables through trusts. Under the Sears Canada securitization program, trusts purchased undivided interests in the receivable balances totaling $977 million for the first quarter of 2005, funded by issuing short-term and long-term debt, primarily commercial paper and senior and subordinated receivables-backed notes. These certificates entitle the holder to a series of scheduled cash flows under preset terms and conditions, the receipt of which is dependent upon cash flows generated by the related trusts’ assets. The trusts meet the definition of a qualified special purpose entity. In accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities”, qualifying special purpose entities are not consolidated. As a result, the Sears Canada securitized receivables and related borrowings are not presented in the condensed consolidated balance sheets.

The undivided co-ownership interest in the receivable balances is sold on a fully serviced basis and the Company receives no fee for ongoing servicing responsibilities. The Company receives proceeds equal to fair value for the assets sold and retains rights to future cash flows arising after the investors in the securitization trusts have received the contracted return. The co-owners have no recourse to the Company’s retained interest in the receivables sold other than in respect of amounts in the cash reserve account and the interest-only strip receivable.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Managed Portfolio Data

The following table summarizes the Sears Canada credit card receivables:

April 30,
millions	2005

Managed accounts	$2,117
Less: co-ownership interest held by third parties	977

Co-ownership retained by the Company	1,140
Less: long-term portion of deferred customer accounts receivable	54

Total	$1,086

Under the securitization program, there is a daily distribution of collections from credit card receivables and a reinvestment of those amounts by the trusts to purchase additional credit card receivables in order to maintain existing outstanding debt levels.

In addition to Canadian credit card securitizations, certain domestic real estate assets were transferred to a wholly-owned consolidated subsidiary of Sears and segregated into a trust owned by the consolidated subsidiary. As of April 30, 2005, the net book value of the securitized real estate was $466 million. These assets are related to an inter-company loan agreement.

NOTE 6 — BORROWINGS

Total borrowings outstanding as of April 30, 2005, April 28, 2004 and January 26, 2005 were $4.4 billion, $0.5 billion and $0.4 billion, respectively.

Total borrowings are presented on the condensed consolidated balance sheets as follows:

	April 30,	April 28,	January 26,
millions	2005	2004	2005
Short-term borrowings:
Unsecured commercial paper	$246	$—	$—
Long-term debt(1):
Convertible subordinated notes, net	—	35	43
Notes and debentures outstanding	3,254	46	52
Capital lease obligations	882	407	316

Total borrowings	$4,382	$488	$411
SFAS No. 133 hedge accounting adjustment	50	—	—

Total debt	$4,432	$488	$411

Memo: Sears Canada debt	$695	$—	$—

(1) Includes current portion of long-term debt.

Credit Agreement

On March 24, 2005, the Company’s five-year $4.0 billion credit agreement (the “Credit Agreement”) became effective. The Credit Agreement is available for general corporate purposes and includes a $1.5 billion letter of credit sublimit. The Credit Agreement is a revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

and certain of its direct and indirect subsidiaries and secured by a first lien on domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory and credit card accounts receivable, subject to certain limitations. As of April 30, 2005, the Company had $156 million of letters of credit outstanding under the Credit Agreement with $3.8 billion of availability remaining under the Credit Agreement. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings. The Company capitalized $19 million of debt issuance costs in connection with entering into the Credit Agreement. These costs are being amortized over the life of the Credit Agreement.

Letter of Credit Agreement

The Company has a letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $600 million. As of April 30, 2005, there were $393 million in letters of credit outstanding under the LC Agreement.

Under the terms of the LC Agreement, the Company has the ability to post either cash or inventory as collateral. However, the Credit Agreement prohibits the Company from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if the Company elects to post cash collateral, it must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. The Company had $395 million of cash posted as collateral as of April 30, 2005. The Company continues to classify the cash collateral as cash and cash equivalents due to its ability to substitute these letters of credit with letters of credit under the Credit Agreement, which would not require cash collateral. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change.

Cash Collateral

The Company posts cash collateral for certain self-insurance programs. The Company continues to classify the cash collateral as cash and cash equivalents in the accompanying condensed consolidated balance sheets due to the Company’s ability to convert the cash to letters of credit at any time at its discretion. As of April 30, 2005, $138 million of cash was posted as collateral for self-insurance programs.

Convertible Notes

On January 31, 2005, ESL Investments, Inc. (“ESL”) and its affiliates converted, in accordance with the terms of the convertible notes, all of the outstanding 9% convertible subordinated notes of Kmart and six months of accrued interest into an aggregate of 6.3 million shares of Kmart common stock. In consideration of ESL’s conversion of the notes prior to maturity, ESL received a $3 million payment from Kmart. The cash payment was equivalent to the approximate discounted after-tax cost of the future interest payments that would have otherwise been paid by Kmart to ESL and its affiliates in the absence of the early conversion. In conjunction with the conversion, the Company recognized the unamortized debt discount of $17 million as interest expense in the first quarter of 2005.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7 – BENEFIT PLANS

The following table summarizes the components of net periodic expense:

	13 Weeks Ended
millions	April 30,	April 28,
	2005	2004
Components of Net Periodic Expense:
Benefits earned during the period	$8	$—
Interest costs	60	38
Expected return on plan assets	(53)	(34)

Net periodic expense	$15	$4

Sears’ Benefit Plans

Expense associated with the Sears benefit plans is included in the condensed consolidated financial statements subsequent to the effective date of the merger. Certain domestic full-time and part-time employees of Sears are eligible to participate in noncontributory defined benefit plans after meeting age and service requirements. Substantially all full-time Canadian employees as well as some part-time employees are eligible to participate in contributory defined benefit plans. Pension benefits are based on length of service, compensation and, in certain plans, social security or other benefits. Funding for the various plans is determined using various actuarial cost methods.

During the first quarter of 2005, Holdings announced that the Sears domestic pension plan would be frozen effective January 1, 2006. Domestic associates will earn no additional benefits after December 31, 2005. Benefits earned through December 31, 2005 will be paid out to eligible participants following retirement. The effect of this plan change, which is to reduce the projected benefit obligation of the Sears domestic pension plan by approximately $80 million, is recorded as a component of purchase accounting.

Subsequent to the end of the first quarter and in connection with the decision to freeze the Sears domestic pension plan, Holdings revised the target allocation of the Sears domestic pension plan assets to approximately 42.5% fixed income, 42.5% equity, and 15% alternative investments that incorporate absolute return investment strategies. Previously, the plan asset allocation was approximately 70% equity and 30% fixed income. The Company will review its long-term return rate assumption in light of the change in asset allocation and may reduce it from its current level of 8% in the future.

In addition to providing pension benefits, Sears provides domestic and Canadian employees and retirees certain medical benefits. Certain domestic Sears retirees are also provided life insurance benefits. Certain Sears employees may become eligible for medical benefits if they retire in accordance with Sears’ established retirement policy and are continuously insured under the Sears group medical plans or other approved plans for 10 or more years immediately prior to retirement. The Company shares the cost of the retiree medical benefits with retirees based on years of service. Generally the Company’s share of these benefit costs will be capped at Sears’ contribution calculated during the year of retirement. Sears’ postretirement benefit plans are not funded. The Company has the right to modify or terminate these plans.

Contributions

Contributions were made to the Kmart and Sears domestic pension plans in the amount of $1 million and $33 million, respectively, for the 13-weeks ended April 30, 2005. There is a $3 million required pension contribution for the remainder of fiscal 2005 to the Kmart pension plan and no minimum required pension contribution for the remainder of fiscal 2005 to the Sears domestic pension plan. However, Holdings expects to

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

make a $240 million voluntary contribution to the Kmart pension plan during the third quarter of 2005. Sears made a $634 million voluntary contribution to its domestic pension plan in the fourth quarter of 2003.

NOTE 8 – (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share.

	13 Weeks Ended
millions	April 30,	April 28,
	2005	2004
Average common shares outstanding	122.0	89.5
Dilutive effect of stock options	2.8	4.8
9% convertible notes	—	6.0

Diluted weighted average common shares	124.8	100.3

A reconciliation of net income available to common shareholders to net income available to common shareholders with assumed conversions is as follows:

	13 Weeks Ended
millions, except per share data	April 30,	April 28,
	2005	2004
Net (loss) income available to common shareholders	$(9)	$91
Interest and accretion of debt discount on 9% convertible notes, net of tax	—	3

(Loss) income available to common shareholders with assumed conversions	$(9)	$94

(Loss) Earnings per share
Basic	$(0.07)	$1.02
Diluted	$(0.07)	$0.94

The 9% convertible notes and accrued interest were converted into 6.3 million shares of Kmart common stock on January 31, 2005.

Kmart’s existing treasury shares were retired and cancelled in connection with the merger and, accordingly, did not participate in the merger exchange.

NOTE 9 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the fair value method. Total stock-based compensation expense of approximately $11 million is expected to be recognized in 2005.

Upon consummation of the merger, 8,011 shares of restricted stock were granted to Aylwin B. Lewis, President of Holdings, at a grant price of $124.83 per share. The grant vests in installments over 3 years from the grant date subject to satisfaction of certain performance criteria. The Company will recognize compensation expense of $1 million over the vesting period.

In addition, on March 28, 2005, Alan J. Lacy, Vice Chairman and Chief Executive Officer of Holdings, was granted 75,000 shares of restricted stock at a grant price of $131.11 per share. The grant vests in full on June 30, 2006. The Company will recognize compensation expense of $10 million over the vesting period. Mr.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Lacy was also granted a stock option to purchase 200,000 shares of common stock with an exercise price of $131.11 per share. The options vest in equal installments over 4 years. The Company will recognize compensation expense of $11 million over the vesting period.

Upon the completion of the merger, each option held by directors or executives of Kmart to purchase shares of Kmart common stock (whether vested or unvested) was converted into the right to purchase an equivalent number of shares of Holdings common stock at an exercise price per share equal to the exercise price per share of the Kmart common stock subject to the option before the conversion. In addition, each restricted share of Kmart common stock was converted into a restricted share of Holdings’ common stock.

Upon adoption of the Merger Agreement by Sears stockholders, a pro rata portion of shares of Sears common stock owned by Sears employees that were subject to restrictions and that were granted at least six months prior to the adoption of the Merger Agreement became free of restrictions. As a result, the holder was able to make an election to receive shares of Holdings or cash with respect to such shares. The restricted shares of Sears stock that did not vest were each converted into 0.5 of a share of Holdings common stock and will continue to vest over their original vesting period. Approximately 250,000 shares of Holdings common stock resulted from this conversion. The Company remeasured these shares to fair value at $124.83 per share (as of the acquisition date) and will recognize compensation expense of $31 million over the remaining vesting period.

NOTE 10 – CLAIMS RESOLUTION AND BANKRUPTCY-RELATED SETTLEMENTS

Claims Resolution

On May 6, 2003, Kmart Corporation (the “Predecessor Company”) emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws pursuant to the terms of a plan of reorganization. Kmart Corporation is presently an indirect wholly-owned subsidiary of the Company.

The Company continues to make progress in the reconciliation and settlement of various classes of claims associated with the discharge of the Predecessor Company’s liabilities subject to compromise pursuant to the plan of reorganization. Since June 30, 2003, the first distribution date established in the plan of reorganization, approximately 24.4 million shares of the 31.9 million shares, which had been set aside for distribution, have been distributed to holders of Class 5 claims and approximately $4 million in cash has been distributed to holders of Class 7 claims. Due to the significant volume of claims filed to-date, it is premature to estimate with any degree of accuracy the ultimate allowed amount of such claims for each class of claims under the plan of reorganization. Accordingly, the Company’s current distribution reserve for Class 5 claim settlements is 15 percent of the total shares expected to be distributed. Differences between amounts filed and the Company’s estimates are being investigated and will be resolved in connection with its claims resolution process. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims.

During the first quarter of 2005, the Company reduced the distribution reserve from 20 percent to 15 percent, resulting in the distribution of approximately 1.5 million additional shares to claimants who had previously received shares for allowed claims. In connection with this action, Kmart received an additional 66,889 shares in the first quarter as a result of bankruptcy-related settlements entered into prior to the April 1, 2005 distribution date in which the Company was assigned Class 5 claims.

The remaining shares in the distribution reserve will be issued to claimants on a pro-rata basis if, upon settlement of all claims, the ultimate amount allowed for Class 5 claims is consistent with the plan of reorganization. The next scheduled distribution under the plan of reorganization is expected to commence on or about July 1, 2005.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Bankruptcy-Related Settlements

The Company recognized recoveries of $17 million for the 13 weeks ended April 30, 2005 related to vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. In conjunction with these recoveries, the Company was assigned 127,046 shares of common stock (weighted average price of $99.33 per share) with an approximate value of $13 million for the 13 weeks ended April 30, 2005. Of the 127,046 shares, 50,748 were cancelled on the effective date of the merger.

NOTE 11 – SHAREHOLDERS’ EQUITY

Following is a summary of the activity impacting shareholders’ equity during for the 13-week period ended April 30, 2005:

(millions)
Balance, beginning of year	$4,469
Acquisition of Sears	6,491
Stock options exercised	97
Conversion of subordinated note	63
Income tax benefit on nonqualified stock options	46
Net loss	(9)
Other comprehensive income	4

Balance, April 30, 2005	$11,161

On March 25, 2005, ESL and its affiliates exercised an option to purchase approximately 6.5 million shares of Holdings common stock granted pursuant to an investment agreement dated January 24, 2003 between Kmart Corporation, ESL and Third Avenue Trust, on behalf of certain of its investment series (“Third Avenue”). In accordance with the investment agreement, Holdings issued shares of its common stock upon the receipt of $84 million. As a result of these transactions, ESL and its affiliates do not own any more options to purchase shares of Holdings pursuant to the investment agreement.

On April 26, 2005, Third Avenue Trust exercised options to purchase 140,000 shares of Holdings common stock for a purchase price of $2 million. Third Avenue acquired these options pursuant to an assignment and assumption agreement, dated May 5, 2003, by and between ESL and Third Avenue. All of the options assigned to Third Avenue under the assignment and assumption agreement were exercised as a result of this transaction.

Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive (loss) income:

	13 Weeks Ended
	April 30,	April 28,
millions	2005	2004
Net (loss) income	$(9)	$91
Other comprehensive (loss) income:
Change in fair value of available-for-sale securities	—	(1)
Foreign currency translation adjustments	4	—
Total accumulated other comprehensive income (loss)	4	(1)
Total comprehensive (loss) income	$(5)	$90

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table displays the components of accumulated other comprehensive loss:

millions	April 30,	April 28,	January 26,
	2005	2004	2005

Currency translation adjustments	4	—	—
Minimum pension liability, net of tax	(77)	—	(77)

Accumulated other comprehensive loss	$(73)	$—	$(77)

NOTE 12 – INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.

During the first quarter of fiscal 2005, the Company recorded a reversal of approximately $1.1 billion of its pre-merger deferred income tax valuation allowance as a result of the business combination and the combined tax attributes resulting from this combination. In accordance with SFAS No. 109, the recognition of this reversal is included in the Company’s purchase accounting adjustments as a reduction to goodwill attributable to the acquisition. Given the Company’s current and forecasted levels of profitability, as well as its ability to realize the deferred tax assets through tax strategies if necessary, management believes that the federal deferred tax assets will more likely than not be realized.

Deferred tax assets of $284 million, with a corresponding valuation allowance, were recorded related to state tax benefits of Sears which are not expected to be realized. As a result, the consolidated valuation allowance as of April 30, 2005 is $460 million and relates to the uncertainty around the realization of certain state deferred tax assets. The Company will continue to assess the likelihood of realization of these state deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized.

The Company recorded tax provisions of $52 million and $56 million during the 13-weeks ended April 30, 2005 and April 28, 2004, respectively. The tax provisions were based on estimated effective tax rates of 38.5% and 38.1% for fiscal 2005 and 2004, respectively.

NOTE 13 – INVESTMENTS IN AFFILIATED COMPANIES

On March 2, 2004, Footstar, Inc. (“FTS”) and its direct and indirect subsidiaries, including the Meldisco subsidiaries of FTS, filed for Chapter 11 protection in the United States Bankruptcy Court for the Southern District of New York. FTS continues to operate its businesses and manage its properties as debtors-in-possession. Kmart is a party to a master agreement with FTS that provides FTS with a non-transferable, exclusive right and license to operate the footwear departments in Kmart stores. Subsidiaries of Meldisco, substantially all of which are 49% owned by Kmart and 51% owned by FTS, operate the footwear departments pursuant to license agreements between those subsidiaries and Kmart.

On August 12, 2004, FTS filed a motion with the bankruptcy court to assume the master agreement and the license agreements. On September 30, 2004, the Company objected to that motion, and also filed a separate motion to terminate the master agreement and the license agreements because of various defaults by FTS under the master agreement. On February 16, 2005, the bankruptcy court overruled one of the Company’s objections

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

to assumption of the master agreement. On May 10, 2005, the bankruptcy court denied the Company’s motion to terminate the master agreement based on one of FTS’s defaults. The bankruptcy court has yet to rule on the Company’s several other grounds for objecting to assumption and moving to terminate the master agreement. Should the bankruptcy court overrule the Company’s objection in its entirety and permit FTS to assume the master agreement and the license agreements, FTS must cure all past defaults under those agreements. On July 26, 2004, the Company filed a proof of claim in the FTS bankruptcy case for an amount in excess of Kmart’s recorded receivable of $24 million. The Company believes the cure amount may be substantially in excess of $24 million. FTS asserts that the amount required to cure past defaults is not more than $19 million, and that such amount should be reduced by overpayments FTS alleges it made to the Company for certain fees. If no resolution is achieved consensually with FTS with respect to the assumption of the master agreement, the license agreements and the cure amount, and the bankruptcy court permits FTS to assume the master agreement and the license agreements, the cure amount will be determined by the bankruptcy court.

On March 4, 2005, the Company filed a motion with the bankruptcy court for relief from the automatic stay to cause FTS to vacate stores that would be converted to the Sears Essentials format. On May 10, 2005, the bankruptcy court granted the Company’s motion. On May 16, 2005, the bankruptcy court ordered FTS to vacate 38 future Sears Essentials stores. FTS has moved for reconsideration of the May 16, 2005 orders.

FTS filed a proposed plan of reorganization with the bankruptcy court on November 12, 2004. Kmart’s results, with respect to the footwear master agreement, may be affected by whether (i) FTS is authorized by the bankruptcy court to assume the master agreement and the license agreements, obtains bankruptcy court approval of its plan of reorganization and successfully emerges from bankruptcy; (ii) FTS is able to successfully manage its business in the future and achieve the results projected in its plan of reorganization; or (iii) Kmart’s motion to terminate the master and license agreements is granted or FTS fails to obtain bankruptcy court approval of its plan of reorganization, which would cause Kmart to pursue alternative arrangements, including potentially sourcing footwear merchandise directly.

In September 2004, FTS restated six years of its consolidated financial statements for fiscal years 1997 through 2002. These restatements have not had a significant effect on Kmart’s previously reported equity income derived from its investment in the Meldisco subsidiaries. FTS filed its Form 10-K for fiscal year 2003 on March 18, 2005. FTS has yet to file audited financial statements and periodic reports for fiscal year 2004.

The Company has received preliminary financial results from FTS for fiscal year 2004 and has reviewed Monthly Operating Reports filed with the bankruptcy court for the first quarter of 2005. These statements provide the basis of the Company’s estimate of equity income as presented in its condensed consolidated statements of operations for the Meldisco subsidiaries with which Kmart does business. FTS has allocated certain of its reorganization and other costs to the Meldisco entities. These charges have adversely affected the financial performance of these businesses. Kmart disagrees with FTS’ approach and has notified FTS of its position. The Company’s equity earnings for fiscal 2004 and 2005 do not reflect its 49% share of the net losses generated by the Meldisco subsidiaries in these fiscal years, as the Company believes it has no obligation to provide future capital contributions.

For the 13-weeks ended April 30, 2005 and April 28, 2004, Meldisco had net sales of $157 million and $186 million, respectively.

The table below lists the fees, rental and equity income earned from Meldisco, dividend payments received from Meldisco, and unremitted equity earnings from the Company’s minority ownership in Meldisco for the 13-weeks ended April 30, 2005 and April 28, 2004, respectively.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	13 Weeks Ended
millions	April 30,	April 28,
	2005	2004

Income earned	$27	$34
Dividend payments received	—	3
Unremitted equity earnings	15	14

As of April 30, 2005, ESL had a 9.9% ownership in the common stock of FTS.

NOTE 14 – RELATED PARTY DISCLOSURE

The Company’s Board of Directors has delegated authority to direct investment of the Company’s surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of the Company’s Board of Directors and is the Chairman and Chief Executive Officer of ESL. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on behalf of the Company. ESL owned approximately 39% of the Company’s common stock as of April 30, 2005.

Further, to clarify the expectations that the Board of Directors has with respect to the investment of the Company’s surplus cash, the Board has renounced, in accordance with Delaware law, any interest or expectancy of the Company associated with any investment opportunities in securities that may come to the attention of Mr. Lampert or any employee, officer, director or advisor to ESL and its affiliated investment entities who also serves as an officer or director of the Company (each, a “Covered Party”) other than (a) investment opportunities that come to such Covered Party’s attention directly and exclusively in such Covered Party’s capacity as a director, officer or employee of the Company, (b) control investments in companies in the mass merchandising, retailing, commercial appliance distribution, product protection agreements, residential and commercial product installation and repair services and automotive repair and maintenance industries and (c) investment opportunities in companies or assets with a significant role in the Company’s retailing business, including investment in real estate currently leased by the Company or in suppliers for which the Company is a substantial customer representing over 10% of such companies’ revenues, but excluding pre-existing investments of ESL.

Holdings employs certain employees of ESL. William C. Crowley is a director and the Executive Vice President and Chief Financial Officer of the Company while continuing his role as President and Chief Operating Officer of ESL. The Vice President, Business Development and the Senior Vice President of Real Estate for the Company are also employed by ESL.

NOTE 15 – FINANCIAL GUARANTEES

The Company issues various types of guarantees in the normal course of business. The Company had the following guarantees outstanding as of April 30, 2005:

millions

Standby letters of credit	$628
Import letters of credit	418
Secondary lease obligations	95
Performance guarantee	54

SEARS HOLDING CORPORATION
 Notes to Condensed Consolidated Financial Statements
(Unaudited)

The secondary lease obligations relate to certain store leases of previously divested Sears businesses. The Company remains secondarily liable if the primary obligor defaults. As of April 30, 2005, the Company had a $20 million liability recorded in other liabilities which represents the Company’s current estimate of potential obligations related to these leases.

The performance guarantee relates to certain municipal bonds issued in connection with the Company’s headquarters building. This guarantee expires in 2007.

NOTE 16 – SUMMARY OF SEGMENT DATA

The Company currently has three reportable segments: Kmart, Sears Domestic and Sears Canada, compared to one segment in the prior year. The accompanying summary of segment data for the 13-week period ended April 30, 2005 includes the results of operations of Sears since March 24, 2005, the date of acquisition. Sears Canada’s results are reported to Holdings on a one-month lag. As a result, the results of operations for the first quarter of 2005 include approximately five weeks of Sears’ Domestic results, nine days of Sears Canada results and 13 weeks of Kmart’s results.

millions

	For the 13 Weeks Ended
	April 30, 2005				April 28, 2004
	Kmart	Sears		Sears Holdings	Sears Holdings
		Domestic	Canada
Merchandise sales and services	$4,522	$3,001	$94	$7,617	$4,627
Credit and financial products revenues	—	—	9	9	—

Total revenues	4,522	3,001	103	7,626	4,627
Costs and expenses
Cost of sales, buying and occupancy	3,462	2,124	69	5,655	3,545
Selling and administrative	947	744	28	1,719	945
Depreciation and amortization	10	92	5	107	4
Gain on sales of assets	(6)	—	—	(6)	(32)

Total costs and expenses	4,413	2,960	102	7,475	4,462

Operating income	$109	$41	$1	$151	$165

Total assets	$7,229	$19,559	$43,845	$30,633	$6,303

NOTE 17 – LEGAL PROCEEDINGS

Pending against Sears and certain of its officers and directors are a number of lawsuits, described below, that relate to Sears’ credit card business and public statements about it. The Company believes that all of these claims lack merit and is defending against them vigorously.

•	On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears and certain current and former officers alleging that certain public announcements by Sears concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and certified the consolidated action as a class action. Discovery is underway. The trial is scheduled to begin in April 2006.

•	On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears, certain officers and directors, and alleged fiduciaries of Sears’

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in Sears’ common shares and alleged communications made to Plan participants regarding Sears’ financial condition. The Court has consolidated these actions and certified the consolidated action as a class action. Discovery is underway. No trial date has been set.

•	On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York (the “New York Court”) against Sears (as a nominal defendant) and certain current and former directors seeking damages on behalf of Sears. The complaint purports to allege a breach of fiduciary duty by the directors with respect to Sears’ management of its credit business. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois (the “Illinois State Court”), and a third was filed in the United States District Court for the Northern District of Illinois. The New York Court derivative suit was dismissed on June 21, 2004 and the plaintiff has filed a notice of appeal. The two Illinois State Court derivative suits were dismissed on September 30, 2004. The order of dismissal became final on December 1, 2004, and the time to appeal has expired. The Illinois federal court suit has been stayed pending resolution of the New York Court derivative action.

•	On June 17, 2003, an action was filed in the Northern District of Illinois against Sears and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that Sears’s domestic wholly-owned financing subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), issued on June 21, 2002. An amended complaint has been filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. The defendants filed motions to dismiss the action. On September 24, 2004, the court granted these motions in part, and denied them in part. The court dismissed the claims related to the March 18 and May 21, 2002 note offerings because the plaintiff did not purchase notes in those offerings. The court dismissed the Section 10(b) and Rule 10b-5 claims against several of the individual defendants because the plaintiff failed to adequately plead such claims. The court sustained the remaining claims. By leave of court, the plaintiffs filed a second amended complaint on November 15, 2004. Defendants (other than one of the underwriter defendants) filed motions to partially dismiss the second amended complaint on January 10, 2005. The defendant that did not move to partially dismiss filed an answer to the second amended complaint on January 28, 2005, denying all liability.

Following the announcement on November 17, 2004 of the business combination transaction between Sears and Kmart, several actions have been filed relating to the transaction. These lawsuits are in their preliminary stages, and defendants have not yet been required to respond to certain of the complaints. The Company believes that all of these claims lack merit and intends to defend against them vigorously.

•	Three actions have been filed in the Circuit Court of Cook County, Illinois. These actions assert claims on behalf of a purported class of Sears’ stockholders against Sears and certain of its officers and directors, together with Kmart, Edward S. Lampert and other affiliated entities, alleging breach of fiduciary duty in connection with the merger. The plaintiffs allege that the merger favors interested defendants by awarding them disproportionate benefits, and that the defendants failed to take appropriate steps to maximize the value of a merger transaction for Sears’ stockholders. The actions have been consolidated, and an amended complaint was filed in early January 2005. The amended complaint asserts similar breach-of-fiduciary duty

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

claims, as well as alleging that defendants have made insufficient and misleading disclosures in connection with the mergers, and seeks injunctive relief. The plaintiffs have moved for expedited discovery. On February 1, 2005, the court granted the defendants’ motion to stay or dismiss these actions in favor of the pending New York actions discussed below. Accordingly, these actions are stayed pending resolution of the New York actions. Plaintiffs have appealed the stay order to the Appellate Court of Illinois-First District, and briefing on that appeal is complete.

•	Two actions have been filed in the Supreme Court of the State of New York, New York County, asserting substantially similar claims against Sears and certain of its officers and directors. The parties have agreed to consolidate these two actions. Pending consolidation, the defendants moved to dismiss the complaint in both actions for lack of standing and failure to state a cause of action. On February 15, 2005, the Court ordered that the two cases be consolidated as a single action. On February 16, 2005, the plaintiffs filed a superceding consolidated amended class action complaint. The amended complaint asserts claims on behalf of a purported class of Sears’ stockholders against Sears and certain of its officers and directors for breach of fiduciary duty in connection with the mergers on the grounds that defendants allegedly failed to take proper steps to maximize the value of a merger transaction for Sears’ stockholders. Additionally, the plaintiffs claim that the defendants made insufficient and misleading disclosures in connection with the mergers. The amended complaint also names Kmart, Edward S. Lampert, and ESL, Inc. as defendants on the grounds that they aided and abetted the alleged breaches of fiduciary duty. The amended complaint seeks provisional and permanent injunctive relief, as well as damages. On March 24, 2005, the Court denied plaintiffs’ motions for expedited discovery and a preliminary injunction against the closing of the mergers. All defendants have moved to dismiss the amended complaint, and briefing on the motions was completed in early March 2005.

•	One action has been filed in the United States District Court for the Northern District of Illinois. This action asserts claims under the federal securities laws on behalf of a purported class of Sears’ stockholders against Sears and Alan J. Lacy, for allegedly failing to make timely disclosure of merger discussions with Kmart during the period November 8 through 16, 2004, and seeks damages. The court appointed a lead plaintiff and lead counsel, and an amended complaint was filed on March 11, 2005. The amended complaint, names Edward S. Lampert and ESL Partners, L.P., as additional defendants, and purports to assert claims on behalf of sellers of Sears stock during the period September 9 through November 16, 2004. All defendants have moved to dismiss, and briefing on the motions is still in progress.

The Company is subject to various other legal and governmental proceedings, many involving litigation incidental to the businesses. Some matters contain class action allegations, environmental and asbestos exposure allegations and other consumer-based claims that involve compensatory, punitive or treble damage claims in very large amounts as well as other types of relief. The consequences of these matters are not presently determinable but, in the opinion of management of the Company after consulting with legal counsel, and taking into account insurance and reserves, the ultimate liability is not expected to have a material adverse effect on annual results of operations, financial position, liquidity or capital resources of the Company. Additional information regarding legal proceedings may be found in Kmart’s Annual Report on Form 10-K for its fiscal year ended January 26, 2005.

NOTE 18 – EFFECT OF NEWLY RELEASED ACCOUNTING STANDARDS

In March 2005, the FASB issued Staff Position (“FSP”) No. FIN 46®-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003).” The statement addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. The guidance should be applied in the first reporting period beginning after March 3, 2005. The adoption of FSP No. FIN 46®-5 does not have an impact on Holdings’ condensed consolidated financial statements.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, “Accounting for Assets Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 is not expected to have a material impact on Holdings’ financial position or results of operation.

NOTE 19 – SUBSEQUENT EVENTS

On May 9, 2005, the Company announced its intention to pursue alternatives for the separation of the Company’s Orchard Supply Hardware (“OSH”) business, which could include a sale of the business or an initial public offering.

Effective May 11, 2005, Sears terminated for cause its Master Services Agreement (the “Agreement”) with Computer Sciences Corporation (“CSC”). CSC has been providing information technology infrastructure support services, including desktops, servers, and systems to support Sears-related websites, voice and data networks and decision support technology to Sears and its subsidiaries under the 10-year Agreement entered into in June 2004. CSC is obligated to continue providing these services for an extended period following termination of the Agreement. CSC disputes Sears’ assertion that grounds for termination for cause existed and claims that, as a result of terminating the Agreement, Sears is liable to CSC for damages of an unspecified amount.

On May 13, 2005, the Company announced that its indirect wholly-owned subsidiary, SRAC, commenced tender offers to purchase for cash any and all of its outstanding 7% Notes due 2042 at a fixed price of $25.65 per $25 principal amount and for any and all of its outstanding 7.40% Notes due 2043 at a fixed price of $25.75 per $25 principal amount (the “Offers”). Each Offer will expire on Monday, June 13, 2005, unless earlier extended or terminated.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2005 and April 28, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Part II, Item 7 of Kmart Holding Corporation’s Annual Report on Form 10-K for the year ended January 26, 2005. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather an update of the previous disclosures.

OVERVIEW AND CONSOLIDATED OPERATIONS

Sears Holdings Corporation (“Holdings” or the “Company”) was formed for the purpose of consummating the business combination of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). On March 24, 2005, Kmart and Sears completed their previously announced merger pursuant to the Agreement and Plan of Merger, dated as of November 16, 2004 (the “Merger Agreement”). Upon the consummation of the merger, Kmart and Sears became wholly-owned subsidiaries of Holdings. Holdings is the nation’s third largest broadline retailer with approximately 2,300 full-line and 1,200 specialty retail stores in the United States operating through Kmart and Sears and 340 full-line and specialty stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 54%-owned subsidiary.

The merger has been treated as a purchase business combination for accounting purposes, with Kmart designated as the acquirer. As such, the historical financial statements for Kmart become the historical financial statements of Holdings, the registrant. The accompanying condensed consolidated statement of operations for the 13-week period ended April 30, 2005 includes approximately five weeks of Sears’ results and 13 weeks of Kmart’s results. Sears Canada is a publicly traded company whose shares are traded on the Toronto Stock Exchange. The results of operations for Sears Canada are reported to Holdings on a one-month lag. As such, the statement of operations for the 13-week period ended April 30, 2005 includes nine days of operating results for Sears Canada from March 25, 2005 to April 2, 2005.

Under the terms of the Merger Agreement, Kmart shareholders received one share of Holdings common stock for each Kmart share owned. Approximately 94.9 million shares of Holdings common stock were issued in exchange for all outstanding common stock of Kmart based on the one-for-one ratio. Sears shareholders had the right to elect $50 in cash or 0.5 of a share of Holdings for each Sears share owned. Sears shareholder elections were prorated to ensure that, in the aggregate, 55 percent of Sears shares were converted into Holdings shares and 45 percent of Sears shares were converted to cash. Restricted shares of Sears common stock at the effective date were converted into Holdings common stock on a 0.5 for 1 basis. In aggregate, approximately 62.2 million shares of Holdings common stock were issued to Sears shareholders at a value of approximately $6.5 billion (based on the average closing price of $104.33 of Kmart’s common stock during the period from November 15, 2004 through November 19, 2004, two business days before and after the date the merger was announced). In addition, approximately $5.4 billion in cash was paid in consideration for (i) all outstanding common stock of Sears, based upon the proration provisions of the Merger Agreement and (ii) all outstanding stock options of Sears. Including transaction costs of $18 million, the total consideration paid was approximately $11.9 billion.

The merger created a new retail company with significant earnings and cash flow opportunities as a result of the scale of the combined company. Through the leading proprietary brands owned by Sears and those exclusively offered by Kmart, Holdings believes that the Company’s retail operations will be able to better distinguish themselves from competitors.

The combination also expands the points of distribution for Sears and Kmart products in key markets, especially in Kmart’s urban and high-density suburban locations where the Company believes itself to have a competitive advantage relative to other retailers. The advantages include Kmart’s and Sears’ name recognition in these locations. In addition, the merger will accelerate Sears’ strategy for stand-alone stores located outside of malls,

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2005 and April 28, 2004

with Kmart’s real estate adding important urban and high–density suburban locations, resulting in more rapid and lower-cost store base growth than Sears would have been able to accomplish on its own.

Holdings expects to realize significant synergies as a result of the merger between Kmart and Sears. The synergies include increased revenue through cross-selling proprietary brands and converting off-mall Kmart locations to the Sears nameplate and cost savings through improved merchandising and non-merchandising procurement, improved logistics and supply chain management and the consolidation of shared headquarters functions and corporate services. All such synergies, should positively impact the Company’s earnings and create value for shareholders.

During the first quarter of 2005, Holdings initiated actions to begin achieving the objectives discussed above, including:

•	launching its newest off-mall format, Sears Essentials. This new mid-size store format will offer customers the “best of both,” meeting the everyday needs of customers as well as offering more-destination-focused purchase categories. As of May 31, 2005, Holdings had opened 10 Sears Essentials stores and expects to have at least 50 Sears Essentials stores operating by the end of 2005. The Company expects to convert approximately 400 Kmart stores into the Sears Essential store format by the end of 2007.

•	integrating the home office functions of Kmart and Sears to reduce the overall cost structure of Holdings. During the first quarter of 2005, Holdings notified approximately 780 former Sears and 70 former Kmart employees of the decision to eliminate their position in connection with the integration efforts. Costs associated with the decision include severance, benefits and outplacement services provided to the impacted individuals. Costs associated with the integration actions impacting Sears employees or facilities are recognized as a component of purchase accounting, resulting in an adjustment to goodwill. Accordingly, these costs do not impact current earnings. Costs associated with integration actions impacting Kmart employees and facilities are recorded as expense in the statement of operations. As of April 30, 2005, Holdings had recorded a $56 million reserve related to employee termination costs for Kmart and Sears personnel. A $3 million pretax charge was recorded within selling and administrative expense and $53 million was recorded as an adjustment to goodwill.

Subsequent to the end of the first quarter, Holdings notified approximately 1,400 additional Kmart employees that either their positions would be eliminated or their positions would be relocated to the Hoffman Estates, Illinois, Holdings headquarters or the Dallas, Texas Holdings transaction processing center. The total costs related to relocation and severance associated with these 1,400 individuals are currently estimated to be $57 million. The actual costs are dependent on the number of associates who ultimately accept the relocation offers and the number of associates who remain with Holdings through a transition period.

•	introducing the Sears private label brands into eight Kmart stores, thus enabling the Company to better differentiate itself from other mass market retailers. The Company expects to continue expansion of the Craftsman and Kenmore brands of Sears into Kmart locations and will continue to evaluate putting brands exclusive to Kmart into the Sears locations.

The condensed consolidated statement of operations for the 13-weeks ended April 30, 2005 is not representative of the on-going results for Holdings as it only includes the Sears results from March 25, 2005 forward. Therefore, the Company believes that an understanding of its reported results, trends and on-going performance is not complete without presenting results on a pro forma basis.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2005 and April 28, 2004

The Holdings consolidated results of operations on both a reported and pro forma basis are summarized below. The pro forma adjustments are described on page 29.

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Kmart and Sears for the thirteen-week periods ended April 30, 2005 and April 28, 2004 as though the companies had been combined as of the beginning of 2004. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each period, or that may result in the future. In addition, the following pro forma information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the merger.

	Reported		Pro forma
	13 Weeks Ended		13 Weeks Ended
	April 30,	April 28,	April 30,	April 28,
millions, except per common share data	2005	2004	2005	2004

Merchandise sales and services	$7,617	$4,627	$12,668	$12,682
Credit and financial products revenues	9	—	95	87

Total revenues	$7,626	$4,627	$12,763	$12,769

Cost of sales, buying and occupancy	5,655	3,545	9,327	9,422
Gross margin rate	25.8%	23.4%	26.4%	25.7%
Selling and administrative	1,719	945	3,060	2,968
Selling and administrative expense as a percentage of total revenues	22.5%	20.4%	24.0%	23.2%

Depreciation and amortization	107	4	283	283
Gain on sales of assets	(6)	(32)	(7)	(36)

Total costs and expenses	7,475	4,462	12,663	12,637

Operating income	151	165	100	132
Interest expense, net	(42)	(28)	(75)	(95)
Bankruptcy-related recoveries	17	7	17	7
Other income	9	3	19	25

Income before income taxes, minority interest and cumulative effect of change in accounting principle	135	147	61	69
Income taxes	52	56	41	28
Minority interest	2	—	8	3

Income before cumulative effect of change in accounting principle	81	91	12	38
Cumulative effect of change in accounting principle, net of tax	(90)	—	(90)	—

NET (LOSS) INCOME	$(9)	$91	$(78)	$38

Diluted (loss) earnings per share	(0.07)	0.94	(0.48)	0.23
Diluted earnings per share before cumulative effect of change in accounting principle	0.65	0.94	0.07	0.23

Holdings Reported Results

As stated above, the merger of Kmart and Sears was completed during the first quarter of 2005. As a result of the merger, total revenues and expenses for the 13-week period ended April 30, 2005, which includes five weeks of Sears’ results and 13 weeks of Kmart’s results, increased significantly compared to the prior year period as the prior period includes the results of Kmart only.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2005 and April 28, 2004

Total revenues increased 65% for the quarter as a result of the addition of the Sears revenues of $3.1 billion. On a comparable store basis, Kmart sales declined 3.7% for the 13-week period ended April 30, 2005.

Gross margin as a percentage of merchandise sales and services revenue improved 240 basis points as a result of the inclusion of Sears, which has a higher overall gross margin rate. The Sears Domestic margin rate for the period presented is 29.2% as opposed to 23.4% for Kmart. Kmart’s comparable gross margin rate for the 2005 period was consistent with 2004.

Selling and administrative expenses as a percentage of total revenues increased 210 basis points to 22.5% for the 13-week period ended April 30, 2005 reflecting the inclusion of Sears, which has a higher cost structure. In addition, the 2005 expense includes a $3 million pretax charge related to severance and other employee termination costs associated with Kmart employees impacted by Holdings’ home office integration activities.

Depreciation and amortization increased to $107 million for the first quarter of 2005 as compared to $4 million in the prior year quarter due to the addition of Sears for the last five weeks of the quarter, which accounts for $97 million of the combined expense. Included within the $97 million is $18 million of expense resulting from the increase in tangible and intangible asset values, resulting from the preliminary allocation of purchase price to the acquired tangible and intangible assets of Sears.

Bankruptcy-related recoveries of $17 million were received during the first quarter of 2005 related to recoveries from vendors who had received cash payment for pre-petition obligations.

Interest expense increased $14 million primarily due to the additional interest expense incurred upon the conversion of Kmart’s 9% subordinated convertible notes.

Income tax expense of $52 million and $56 million was recorded for the 13-week periods ended April 30, 2005 and April 28, 2004, respectively. The tax expense was based on estimated effective tax rates of 38.5% and 38.1%, respectively.

Effective January 30, 2005, the Company determined that it would be preferable to conform one of the accounting practices utilized by Kmart to that of Sears. The Company changed its method of accounting for certain indirect overhead costs from inventoriable costs to period expenses. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes", changes in accounting policy to conform the acquirer’s policy to that of the acquired entity are treated as a change in accounting principle. As a result of the accounting change, the Company recorded a charge of $90 million, or $0.72 per share, in the first quarter of 2005 for the cumulative effect of change in accounting principle. The charge represents the amount of indirect costs reflected within inventory at the beginning of 2005.

Holdings Pro Forma Results

The following discussion of Holdings pro forma results is provided to facilitate an understanding of Holdings trends and on-going performance.

Total revenues for the quarter were flat with the prior year at $12.8 billion as revenue increases at Sears Domestic and Sears Canada offset a reduction at Kmart.

Gross margin rate increased 70 basis points to 26.4% due to improved margin at Sears Domestic as a result of higher markon, lower inventory shortage and a reduction in promotional markdowns. The decrease in promotional activity occurred as promotional events have been scaled back in an effort to improve gross margin rates.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2005 and April 28, 2004

Selling and administrative expenses as a percent of revenues increased from 23.2% last year to 24.0% in the current year. The increase in rate is attributable to $34 million of merger-related transaction expenses and a $10 million charge for restructuring activities at Lands’ End incurred by Sears Domestic in the pre-merger period. Furthermore, Kmart recorded a $3 million charge related to severance and other employee termination costs associated with Holdings integration efforts.

The decrease in interest expense, net is due to a lower average debt balance within Sears Domestic and lower interest expense within Sears Canada as a result of the Canadian credit card securitizations now qualifying for sale treatment. As a result, the securitized credit card receivables and related borrowings are no longer recorded within the financial statements of Holdings. In the prior year period, Sears Canada receivables and related borrowings recorded within securitization trusts were consolidated.

SEGMENT OPERATIONS

Holdings is in the process of integrating Kmart and Sears. A new senior management team was announced for Holdings during April 2005. For purposes of reviewing the results of operations and making asset-allocation decisions during the first quarter of 2005, senior management continued to utilize the reporting structures which existed independently for Sears and Kmart prior to the merger. As a result, the following discussion of segment operations is organized into three principal business segments – Kmart, Sears Domestic and Sears Canada.

Kmart

Kmart results and key statistics were as follows:

	13 Weeks Ended
	April 30,	April 28,
millions, except number of stores	2005	2004

Merchandise sales and services	$4,522	$4,627
Cost of sales, buying and occupancy	3,462	3,545
Gross margin rate	23.4%	23.4%
Selling and administrative	947	945
Selling and administrative expenses as a percentage of total revenues	20.9%	20.4%
Depreciation and amortization	10	4
Gain on sales of assets	(6)	(32)

Total costs and expenses	4,413	4,462

Operating income	$109	$165

Number of stores	1,479	1,505

Comparable store sales and total sales decreased 3.7% and 2.3%, respectively, for the 13-weeks ended April 30, 2005 as compared to the 13-weeks ended April 28, 2004. The decline in same-store and total sales is due to lower transaction volumes, the impact of poor weather conditions on the Company’s seasonal product lines, and the unfavorable impact of ongoing construction activity in stores which are converting to the Sears Essentials format. Total sales benefited from an additional $153 million of sales as a result of three additional days in the current quarter due to the Company’s change from a Wednesday to Saturday month end. However, total sales were negatively impacted by a reduction in the total number of operating Kmart stores, which more than offset the additional three days of revenue.

Gross margin as a percent of merchandise sales and services of 23.4% was consistent with the prior year period. Improvements reflecting greater use of import goods, favorable vendor negotiations and a reduction in

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2005 and April 28, 2004

clearance markdowns due to improved inventory management were offset by higher promotional markdowns and the impact of fixed store occupancy expenses.

Selling and administrative expenses increased slightly as decreases in payroll and related expenditures resulting from cost saving initiatives were more than offset by an increase in advertising expenses for local advertising programs. The current year selling and administrative expenses also include a $3 million charge related to employee termination costs associated with Holdings’ home office integration efforts. The charge recorded in the first quarter includes the costs associated with severance, benefits and outplacement services offered to approximately 70 individuals. These individuals had been notified prior to April 30, 2005 that their positions would be eliminated by June 2005.

Operating income for the 13-weeks ended April 30, 2005 decreased as compared to the prior year primarily due to the 2.3% decline in merchandise sales and services revenues and the additional $26 million of gains on the sale of assets recognized during the same period in the prior year.

Sears Domestic

Sears Domestic operations consist of the following:

•	Full-line Stores: includes merchandise sales as well as the operations of Sears Auto Centers, Sears Essentials and Sears Grand stores, and online revenues of sears.com

•	Specialty Stores: includes the operations of Dealer Stores, Hardware Stores, The Great Indoors, Commercial Sales and Outlet stores

•	Direct to Customer: includes Lands’ End online, catalog and retail store operations as well as direct marketing of goods and services through specialty catalogs and other direct channels

•	Home Services: includes product repair services, product protection agreements and installation services for all major brands of home products; also includes home improvement services, primarily siding, windows and cabinet refacing, carpet cleaning and the installation and servicing of residential heating and cooling systems

The condensed consolidated statement of operations for Holdings for the 13 weeks ended April 30, 2005 only includes Sears results from March 25, 2005 forward. It does not reflect a full 13-week period for Sears or any prior year operating results for comparison. The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without presenting the Sears results of operations on a pro forma basis. The presentation below provides the results of operations on a reported and pro forma basis:

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2005 and April 28, 2004

	Reported	Pro forma
	5 Weeks
	Ended	13 Weeks Ended
	April 30,	April 30,	May 1,
millions, except number of stores	2005	2005	2004

Merchandise sales and services	$3,001	$7,171	$7,134
Cost of sales, buying and occupancy	2,124	5,142	5,205
Gross margin rate	29.2%	28.3%	27.0%
Selling and administrative	744	1,815	1,739
Selling and administrative expense as a percentage of total revenues	24.8%	25.3%	24.4%
Depreciation and amortization	92	234	245
Gain on sales of assets	—	(1)	(2)

Total costs and expenses	2,960	7,190	7,187

Operating income (loss)	$41	$(19)	$(53)

Number of:
Full-line Stores	879	879	872
Specialty Stores	1,161	1,161	1,119
Total Domestic Sears Stores	2,040	2,040	1,991

Sears Domestic Pro Forma Results

The discussion below pertains to pro forma information in the table above which compares Sears results for the 13-week period ended April 30, 2005 with Sears results for the comparable 13-week period ended May 1, 2004. These pro forma results have been prepared assuming the business combination between Kmart and Sears occurred at the beginning of 2004.

Merchandise sales and services revenues increased 0.5% for the 13-week period ended April 30, 2005 versus the 13-week period ended May 1, 2004. The slight increase was due to strong home services sales partially offset by a 3.1% decrease in domestic comparable store sales. Within domestic sales, cooler than anticipated weather conditions caused declines in certain seasonal businesses, including lawn and garden and seasonal apparel categories. These declines were partially offset by modest gains within the footwear and automotive categories. Lower sales have also resulted from efforts initiated in 2005 to reduce reliance on certain promotional events and strategies historically executed to drive transactional volumes at the expense of lower margin rates.

The 130 basis point improvement in gross margin rate is primarily due to higher markons, lower inventory shortages and a reduction in promotional markdowns. The decrease in promotional activity occurred as certain promotional events have been scaled back in an effort to improve gross margin and focused on more profitable sales.

Selling and administrative expenses as a percentage of revenues increased 90 basis points primarily due to the current year’s expense including $34 million of merger-related transaction expenses and a $10 million charge recorded for employee termination costs related to restructuring activities at Lands’ End. The $44 million of expense was recorded during the premerger period.

Operating loss declined $34 million as a result of the increased gross margin more than offsetting the higher selling and administrative expenses.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2005 and April 28, 2004

Sears Canada

Sears Canada, a consolidated, 54%-owned subsidiary of Sears, conducts retail, credit and corporate operations.

The results of operations for Sears Canada are reported to Holdings on a one-month lag. As such, the statements of operations and cash flows for the 13-week period ended April 30, 2005 include nine days of operating results for Sears Canada, from March 25, 2005 through April 2, 2005. It does not reflect a full 13-week period for Sears Canada or any prior year operating results for comparison. The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without presenting the Sears Canada results of operations on a pro forma basis. The presentation below provides the results of operations on a reported and pro forma basis:

	Reported	Pro forma
	9 Days
	Ended	13 Weeks Ended
	April 2,	April 30,	May 1,
millions, except number of stores	2005	2005	2004

Merchandise sales and services	$94	$975	$921
Credit and financial products revenues	9	95	87

Total revenues	103	1,070	1,008

Cost of sales, buying and occupancy	69	723	672
Gross margin rate	26.6%	25.8%	27.0%
Selling and administrative	28	298	284
Selling and administrative expense as a percentage of total revenues	27.2%	27.9%	28.2%
Depreciation and amortization	5	39	34
Gain on sales of assets	—	—	(2)

Total costs and expenses	102	1,060	988

Operating income	$1	$10	$20

Number of:
Full-line Stores	122	122	122
Specialty Stores	218	218	206
Total Sears Canada Stores	340	340	328

The discussion below pertains to pro forma information in the table above which compares Sears Canada’s results for the 13-week period ended April 30, 2005 with Sears Canada’s results for the comparable 13-week period ended May 1, 2004. These pro forma results have been prepared assuming the business combination between Kmart and Sears occurred at the beginning of 2004.

Total revenues increased 6.2% for the 13-week period ended April 30, 2005 versus the 13-week period ended May 1, 2004. The increase was primarily due to favorable foreign currency.

The 120 basis point decline in gross margin rate was primarily due to the higher balance of sales in out-of-season clearance merchandise.

The 30 basis point decline in selling and administrative expense as a percentage of total revenue was primarily due to the prior year including a $12 million charge related to Sears Canada’s decision to license Sears Canada Auto Centers to three auto service providers and other restructuring activities more than offsetting an increase in advertising expense and the reduction in expense leverage resulting from weaker than expected revenues on a Canadian dollar basis.

Operating income declined $10 million primarily due to the decline in gross margin.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2005 and April 28, 2004

PRO FORMA RECONCILIATION

The following tables provide a reconciliation from the as reported results to the pro forma results presented above for Sears Holdings, Sears Domestic and Sears Canada for the 13-week periods ended April 30, 2005 and May 1, 2004, respectively.

Sears Holdings

	2005					2004
		Pre-					Pre-
		merger					merger
	As	Activity	Purchase		Pro	As	Activity	Purchase		Pro
	reported	(1)	Acctng		forma	reported	(1)	Acctng		forma
Merchandise sales and services	$7,617	$5,051	$—		$12,668	$4,627	$8,055	$—		$12,682
Credit and financial products revenues	9	86	—		95	—	87	—		87

Total revenue	7,626	5,137	—		12,763	4,627	8,142	—		12,769

Cost of sales, buying and occupancy	5,655	3,672			9,327	3,545	5,877	—		9,422
Gross margin rate	25.8%	27.3%			26.4%	23.4%	27.0%			25.7%
Selling and administrative	1,719	1,330	11	(2)	3,060	945	2,005	18	(2)	2,968
Selling and administrative as % of total revenues	22.5%	25.9%			24.0%	20.4%	24.6%			23.2%
Depreciation and amortization	107	147	29	(3)	283	4	232	47	(3)	283
Gain on sales of assets	(6)	(1)	—		(7)	(32)	(4)	—		(36)

Total costs and expenses	7,475	5,148	40		12,663	4,462	8,110	65		12,637

Operating income (loss)	151	(11)	(40)		100	165	32	(65)		132
Interest (expense) income, net	(42)	(35)	2	(4)	(75)	(28)	(70)	3	(4)	(95)
Bankruptcy-related recoveries	17	—	—		17	7	—	—		7
Other income	9	10	—		19	3	22	—		25

Income before income taxes, minority interest and cumulative effect of change in accounting principle	135	(36)	(38)		61	147	(16)	(62)		69
Income tax expense (benefit)	52	4	(15	)(5)	41	56	(6)	(22	)(5)	28
Minority interest	2	6	—		8	—	3	—		3

Income before cumulative effect of change in accounting principle	81	(46)	(23)		12	91	(13)	(40)		38
Cumulative effect of change in accounting principle, net of tax	(90)	—	—		(90)	—	—	—		—

NET (LOSS) INCOME	$(9)	$(46)	$(23)		$(78)	$91	$(13)	$(40)		$38

Diluted (loss) earnings per share	$(0.07)				$(0.48)	$0.94				$0.23
Diluted earnings per share before cumulative effect of change in accounting principle	$0.65				$0.07	$0.94				$0.23

(1)	Represents the 2005 results of operations for the period January 30, 2005 through March 24, 2005 for Sears Domestic and the period January 2, 2005 through March 24, 2005 for Sears Canada and the 2004 results of operations for the period February 1, 2004 through May 1, 2004 for Sears Domestic and the period January 4, 2004 through April 3, 2004 for Sears Canada.

(2)	Represents an increase to selling and administrative expense resulting from the adjustment to Sears’ pension and postretirement plans based on the adjustment of such liabilities to fair value.

(3)	Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears’ property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.

(4)	Represents a decrease to interest expense resulting from the adjustment to Sears debt based on the adjustments of such liabilities to fair value.

(5)	Represents the aggregate pro forma statutory income tax effect (38%) of notes (2) through (4) above.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2005 and April 28, 2004

Sears Domestic

	2005				2004
		Pre-				Pre-
		merger				merger
	As	Activity	Purchase	Pro	As	Activity	Purchase	Pro
	reported	(1)	Acctng	forma	reported	(1)	Acctng	forma
Merchandise sales and services	$3,001	$4,170	$—	$7,171	$—	$7,134	$—	$7,134
Cost of sales, buying and occupancy	2,124	3,018	—	5,142	—	5,205	—	5,205
Gross margin rate	29.2%	27.6%	—%	28.3%	—%	27.0%	—%	27.0%
Selling and administrative	744	1,060	11 (2)	1,815	—	1,721	18 (2)	1,739
Selling and administrative as % of total revenues	24.8%	25.4%	—%	25.3%	—%	24.1%	—%	24.4%
Depreciation and amortization	92	116	26 (3)	234	—	203	42 (3)	245
Gain on sales of assets	—	(1)	—	(1)	—	(2)	—	(2)

Total costs and expenses	2,960	4,193	37	7,190	—	7,127	60	7,187

Operating income (loss)	$41	$(23)	$(37)	$(19)	$—	$7	$(60)	$(53)

Sears Canada

	2005				2004
		Pre-				Pre-
		merger				merger
	As	Activity	Purchase	Pro	As	Activity	Purchase	Pro
	reported	(1)	Acctng	forma	reported	(1)	Acctng	forma
Merchandise sales and services	$94	$881	$—	$975	$—	$921	$—	$921
Credit and financial product revenues	9	86	—	95	—	87	—	87

Total revenues	103	967	—	1,070	—	1,008	—	1,008

Cost of sales, buying and occupancy	69	654	—	723	—	672	—	672
Gross margin rate	26.6%	25.8%	—%	25.8%	—%	27.0%	—%	27.0%
Selling and administrative	28	270		298	—	284	—	284
Selling and administrative as % of total revenues	27.2%	27.9%	—%	27.9%	—%	28.2%	—%	28.2%
Depreciation and amortization	5	31	3 (3)	39	—	29	5 (3)	34
Gain on sales of assets	—	—	—	—	—	(2)	—	(2)

Total costs and expenses	102	955	3	1,060	—	983	5	988

Operating income (loss)	$1	$12	$(3)	$10	$—	$25	$(5)	$20

(1)	Represents the 2005 results of operations for the period January 30, 2005 through March 24, 2005 for Sears Domestic and the period January 2, 2005 through March 24, 2005 for Sears Canada and the 2004 results of operations for the period February 1, 2004 through May 1, 2004 for Sears Domestic and the period January 4, 2004 through April 3, 2004 for Sears Canada.

(2)	Represents an increase to selling and administrative expense resulting from the adjustment to Sears’ pension and postretirement plans based on the adjustment of such liabilities to fair value.

(3)	Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears’ property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2005 and April 28, 2004

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

The Company ended fiscal 2004 with approximately $3.4 billion of cash. Prior to the consummation of the merger on March 24, 2005, Kmart and Sears had a combined total of approximately $7.4 billion in cash. As of April 30, 2005, the Company had $1.6 billion of cash. $5.4 billion of cash was paid in consideration for (i) all outstanding common stock of Sears based upon the proration provisions set forth above and (ii) all outstanding stock options of Sears. In addition, during the first quarter of 2005, the Company reduced its outstanding commercial paper borrowings by $346 million.

During the first quarter of 2005, the Company spent $66 million on capital expenditures as compared to $55 million and $88 million spent by Kmart and Sears, respectively, during the same 13-week period in the prior year. The current year spending of $66 million excludes approximately $40 million of capital expenditures made by Sears during the period January 30, 2005 through March 24, 2005 (pre-merger period).

Financing Activities

The Company considers the securitization of credit card receivables to be a financing activity. As such, the Company’s financing activities include borrowings, off-balance sheet debt related to the securitization of credit card receivables, and share issuances and repurchases. The Company’s total funding as of April 30, 2005, April 28, 2004, and January 26, 2005 were as follows:

millions	April 30, 2005	April 28, 2004	January 26, 2005
Short-term borrowings	$246	$—	$—
Long-term debt (including current portion):
Long-term borrowings	3,254	46	52
Capitalized lease obligations	882	407	316
Convertible note	—	35	43
Securitized borrowing	977	—	—
SFAS No. 133 hedge accounting adjustment	50	—	—

Total funding	$5,409	$488	$411

memo: Sears Canada funding	$1,672	$—	$—

The increase in total funding from January 26, 2005 is primarily due to the acquisition of Sears. The Company assumed approximately $3.9 billion of debt, $1.0 billion of securitized borrowings, and $0.5 billion of capital lease obligations in connection with the acquisition.

The Company securitizes certain of its Canadian credit card receivables through trusts. Under the Sears Canada securitization program, trusts purchase undivided interests in the receivables funded by issuing short-term and long-term debt, primarily commercial paper and senior and subordinated receivables-backed notes. These certificates entitle the holder to a series of scheduled cash flows under preset terms and conditions, the receipt of which is dependent upon cash flows generated by the related trusts’ assets. The securitization trusts are qualified special purpose entities and as such, the trusts’ assets and liabilities are not consolidated by Holdings. As a result, the Sears Canada securitized receivables and related borrowings are not presented in the condensed consolidated balance sheets of Holdings.

The Company uses interest rate derivatives to synthetically convert fixed-rate debt to variable-rate debt to manage its exposure to interest rate risks. The interest rate derivatives qualify as fair value hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and as such are recorded on the balance sheets at market value with an offsetting entry to the underlying hedged debt.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2005 and April 28, 2004

Liquidity

The Company’s primary need for liquidity is to fund capital expenditures and seasonal working capital requirements of its retail business and for general corporate purposes. These needs generally will be funded by the Company’s operating cash flows and, to the extent necessary, through borrowings under its $4.0 billion credit agreement. The Company expects to use its $4.0 billion credit agreement as its primary funding source and may also access the public debt markets on an opportunistic basis. The Company may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships.

Debt Ratings

The ratings of the Company’s domestic debt securities as of April 30, 2005 appear in the table below:

	Moody’s	Standard &
	Investors	Poor’s Ratings	Fitch
	Service	Services	Ratings
Unsecured long-term debt	Ba1	BB+	BB
Unsecured commercial paper	NP	B	B

These ratings were assigned to the Company following the merger.

Credit Agreement

On March 24, 2005, the Company’s five-year $4.0 billion credit agreement (the “Credit Agreement”) became effective. The Credit Agreement is available for general corporate purposes and includes a $1.5 billion letter of credit sublimit. The Credit Agreement is a revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of its direct and indirect subsidiaries and is secured by a first lien on domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory and credit card accounts receivable, subject to certain limitations. As of April 30, 2005, the Company had $156 million of letters of credit outstanding under the Credit Agreement with $3.8 billion of availability remaining under the Credit Agreement. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings. The Company capitalized $19 million of debt issuance costs in connection with entering into the Credit Agreement. These costs are being amortized over the life of the Credit Agreement.

Letter of Credit Agreement

The Company has a letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $600 million. As of April 30, 2005, there were $393 million in letters of credit outstanding under the LC Agreement.

Under the terms of the LC Agreement, the Company has the ability to post either cash or inventory as collateral. However, the Credit Agreement prohibits the Company from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if the Company elects to post cash collateral, it must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. The Company had $395 million of cash posted as collateral as of April 30, 2005. The Company continues to classify the cash collateral as cash and cash equivalents due to its ability to substitute these letters of credit with letters of credit under the Credit Agreement, which would not require cash collateral.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2005 and April 28, 2004

There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change.

Cash Collateral

The Company posts cash collateral for certain self-insurance programs. The Company classifies the cash collateral as cash and cash equivalents due to the Company’s ability to convert the cash to letters of credit at any time at its discretion. As of April 30, 2005, $138 million of cash was posted as collateral for self-insurance programs.

Convertible Notes

On January 31, 2005, ESL and its affiliates converted, in accordance with the terms of the convertible notes, all of the outstanding 9% convertible subordinated notes and six months of accrued interest into an aggregate of 6.3 million shares of Kmart common stock. In consideration of ESL’s conversion of the notes prior to maturity, ESL received a $3 million payment from Kmart. The cash payment was equivalent to the approximate discounted after-tax cost of the future interest payments that would have otherwise been paid by Kmart to ESL and its affiliates in the absence of the early conversion. In conjunction with the conversion, the Company recognized accelerated accretion of the unamortized debt discount of $17 million as interest expense in the first quarter of 2005.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

In preparing the financial statements, certain accounting policies require considerable judgment to select the appropriate assumptions to calculate financial estimates. These estimates are complex and subject to an inherent degree of uncertainty. The Company bases its estimates on historical experience, terms of existing contracts, evaluation of trends and other assumptions that the Company believes to be reasonable under the circumstances. The Company continually evaluates the information used to make these estimates as its business and the economic environment change. Although the use of estimates is pervasive throughout the financial statements, the Company considers an accounting estimate to be critical if:

•	it requires assumptions to be made about matters that were highly uncertain at the time the estimate was made, and

•	changes in the estimate that are reasonably likely to occur from period to period or different estimates that could have been selected would have a material effect on the Company’s financial condition, cash flows or results of operations.

Management believes the current assumptions and other considerations used to estimate amounts reflected in the financial statements are appropriate. However, if actual experience differs from the assumptions and the considerations used in estimating amounts, the resulting changes could have a material adverse effect on the Company’s condensed consolidated results of operations, and in certain situations, could have a material adverse effect on its financial condition.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of its Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to the selection of these estimates.

The following is a summary of the Company’s most critical estimates.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2005 and April 28, 2004

Valuation of Inventory

Most of the Company’s inventory is valued at the lower of cost or market determined primarily using the retail inventory method (“RIM”). RIM is an averaging method that is widely used in the retail industry. To determine inventory cost under RIM, inventory at its retail selling value is segregated into groupings of merchandise having similar characteristics, which are then converted to a cost basis by applying specific average cost factors for each grouping of merchandise. Cost factors represent the average cost-to-retail ratio for each merchandise group based upon the fiscal year purchasing activity for each store location. Accordingly, a significant assumption under the retail method is that inventory in each group is similar in terms of its cost-to-retail relationship and has similar turnover rates. Management monitors the content of merchandise in these groupings to prevent distortions that would have a material effect on inventory valuation.

RIM inherently requires management judgment and certain estimates that may significantly affect the ending inventory valuation as well as gross margin. Among others, two significant estimates used in inventory valuation are the level and timing of permanent markdowns (clearance markdowns used to clear unproductive or slow-moving inventory) and shrinkage. Amounts are charged to cost of sales, buying and occupancy at the time the retail value of inventory is reduced through the use of permanent markdowns.

Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, fashion trends and weather conditions. In addition, inventory is also evaluated against corporate pre-determined historical markdown cadences. When a decision is made to permanently markdown merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. The timing of the decision, particularly surrounding the balance sheet date, can have a significant effect on the results of operations.

Shrinkage is estimated as a percentage of sales for the period from the date of the last physical inventory to the end of the fiscal year. Physical inventories are taken at least annually for all stores on a staggered basis throughout the year and inventory records are adjusted accordingly. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is used as the standard for the shrinkage accrual following the physical inventory.

Self Insurance Reserves

The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, asbestos and environmental, automobile, product and general liability claims. The Company’s liability reflected on the condensed consolidated balance sheets represents an estimate of the ultimate cost of uninsured claims incurred as of the balance sheet date. In estimating this liability, the Company utilizes loss development factors prepared by independent third-party actuaries. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions.

Defined Benefit Retirement Plans

The fundamental components of accounting for defined benefit retirement plans consist of the compensation cost of the benefits earned, the interest cost from deferring payment of those benefits into the future and the results of investing any assets set aside to fund the obligation. Such retirement benefits are earned by associates ratably over their service careers. Therefore, the amounts reported in the income statement for these retirement plans have historically followed the same pattern. Accordingly, changes in the obligations or the value of assets to fund them have been recognized systematically and gradually over the associate’s estimated period of

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2005 and April 28, 2004

service. Kmart recognizes the changes by amortizing experience gains/losses in excess of the 10% corridor into expense over the associate service period and by recognizing the difference between actual and expected asset returns over a five-year period. The Sears domestic pension plans immediately recognize any experience gains or loss in excess of the 10% corridor. Sears’ pension expense in future periods may be more volatile as this method accelerates recognition of actual experience. However, the Sears domestic pension plan has no unrecognized experience gain or loss as of the date of the merger. As such, subsequent experience gains or losses would have to exceed $300 million for the balance to go outside of the 10% corridor and require recognition. The largest drivers of experience losses in recent years have been the discount rate used to determine the present value of the obligation and the actual return on pension assets.

Effective January 31, 1996, Kmart’s pension plans were frozen, and associates no longer earn additional benefits under the plans. Therefore, there are no assumptions related to future compensation costs as it relates to the Kmart pension plans. During the first quarter of 2005, Holdings announced that the Sears domestic pension plan would be frozen effective January 1, 2006. Domestic associates will earn no additional benefits after December 31, 2005. Benefits earned through December 31, 2005 will be paid out to eligible participants following retirement.

Holdings’ actuarial valuations utilize key assumptions including discount rates and expected returns on plan assets. The Company is required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, changes in investment strategies and higher or lower withdrawal rates or longer or shorter life spans of participants.

Subsequent to the end of the first quarter and in connection with the decision to freeze the Sears domestic pension plan, Holdings revised the allocation of the Sears pension plan assets to approximately 42.5% fixed income, 42.5% equity, and 15% alternative investments that incorporate absolute return investment strategies. Previously, the plan asset allocation was approximately 70% equity and 30% fixed income. The Company will review its long-term return rate assumption in light of the change in asset allocation and may reduce it from its current level of 8% in the future.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.

During the first quarter of 2005, the Company recorded a reversal of approximately $1.1 billion of its pre-merger deferred income tax valuation allowance as a result of the business combination and the combined tax attributes resulting from this combination. In accordance with SFAS No. 109, the recognition of this reversal is included in the Company’s purchase accounting adjustments as a reduction to goodwill attributable to the acquisition. Given the Company’s current and forecasted levels of profitability, as well as its ability to realize the deferred tax assets through tax strategies if necessary, management believes that the federal deferred tax assets will more likely than not be realized.

Deferred tax assets of $284 million, with a corresponding valuation allowance, were recorded related to state tax benefits of Sears which are not expected to be realized. As a result, the consolidated valuation allowance as of April 30, 2005 is $460 million and relates to the uncertainty around the realization of certain state deferred tax assets. The Company will continue to assess the likelihood of realization of these state deferred tax assets

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2005 and April 28, 2004

and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized.

The tax balances and income tax expense recognized by the Company are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company’s best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could affect the effective tax rate and tax balances recorded by the Company.

Domestic and foreign tax authorities periodically audit the Company’s income tax returns. These audits include questions regarding its tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating its various tax filing positions, the Company records reserves to the extent that, in management’s judgment, it is probable that the Company’s tax position will ultimately not be sustained. A number of years may elapse before a particular matter, for which the Company has established a reserve, is audited and fully resolved. Management’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

During the first quarter of 2005, Holdings announced that the Sears domestic pension plan will be frozen effective January 1, 2006. Domestic associates will earn no additional benefits after December 31, 2005. Benefits earned through December 31, 2005 will be paid out to eligible participants following retirement.

Contributions were made to the Kmart and Sears domestic pension plans in the amount of $1 million and $33 million, respectively, for the 13-weeks ended April 30, 2005. There is a $3 million required pension contribution for the remainder of fiscal 2005 to the Kmart pension plan and no minimum required contribution for the remainder of 2005 to the Sears domestic pension plan. However, Holdings expects to make a $240 million voluntary contribution to the Kmart pension plan during the third quarter of 2005. Sears made a $634 million voluntary contribution to its domestic pension plan in the fourth quarter of 2003.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Quarterly Report on Form 10-Q and in other public announcements by the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning the Company’s future financial performance, business strategy, plans, goals and objectives. Statements preceded or followed by, or that otherwise include, the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans”, “forecasts”, “is likely to”, “projected” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. Such statements include, but are not limited to, statements about the expected benefits of the business combination of Sears and Kmart and future financial and operating results. Such statements are based upon the current beliefs and expectations of Holdings’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2005 and April 28, 2004

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the risk that the businesses of Sears and Kmart will not be integrated successfully; failure to quickly realize synergies and cost-savings from the business combination of Sears and Kmart; the effects of substantial headquarters workforce reductions; the ability to attract, motivate and retain key executives and other associates; disruption from the business combination making it more difficult to maintain relationships with clients, employees or suppliers; competitive conditions in the retail and related services industries; changes in consumer confidence, tastes, preferences and spending; marketplace demand for the products of the Company’s key brand partners as well as the engagement of appropriate new brand partners; operational or financial difficulties at any of the Company’s business partners; the availability and level of consumer debt; the successful execution of, and customer response to, strategic initiatives, including the full-line store strategy, the conversion of Kmart stores to the Sears Essentials nameplate and the integration of other new store locations; the pace of growth in store locations, which may be higher or lower than anticipated; the possibility that new business and strategic options for one or more business segments will be identified, potentially including selective acquisitions, dispositions, restructurings, joint ventures and partnerships; trade restrictions, tariffs, and other factors potentially affecting the ability to do business with qualified vendors and access products in an efficient manner; the ability to successfully implement initiatives to improve inventory management capabilities; unanticipated increases in paper, postage or printing costs; anticipated cash flow and the ability of the Company to maintain sufficient operating cash flow and liquidity; changes in interest rates; the outcome of pending and/or future legal proceedings and bankruptcy claims; social and political conditions such as war, political unrest and terrorism or natural disasters; the possibility of negative investment returns in pension plans; volatility in financial markets; the terms and availability of debt financing; changes in debt ratings, credit spreads and cost of funds; unexpected difficulties accessing the public debt markets; the impact of seasonal buying patterns, which are difficult to forecast with certainty; and general economic conditions and normal business uncertainty. In addition, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty.

Certain of these and other factors are discussed in more detail in the Company’s filings with the Securities and Exchange Commission and the Annual Reports on Form 10-K of Sears and Kmart for their fiscal years ended January 1 and January 26, 2005, respectively, all of which may be accessed through the Commission’s website at www.sec.gov.

While the Company believes that its forecasts and assumptions are reasonable, it cautions that actual results may differ materially. The Company intends the forward-looking statements to speak only as of the time first made and does not undertake to update or revise them as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The nature of market risks faced by the Company at April 30, 2005 are the same as disclosed in Sears Annual Report on Form 10-K for the year ended January 1, 2005. As of April 30, 2005, 45% of the Company’s funding portfolio was variable rate (including fixed rate debt synthetically converted to variable rate through the use of derivative financial instruments). Based on the size of the Company’s variable rate funding portfolio at April 30, 2005, which totaled $2.4 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by approximately $24 million. These estimates do not take into account the effect on revenue resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period. Subsequent to April 30, 2005, interest rate swaps with a notional value of approximately $1.0 billion were unwound. These interest rate swaps converted fixed rate debt to floating. Consequently, the Company’s variable rate funding portfolio was reduced to approximately $1.4 billion.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2005 and April 28, 2004

Item 4. Controls and Procedures

The Company’s management, including Alan J. Lacy, Vice Chairman and Chief Executive Officer (principal executive officer), Aylwin B. Lewis, President of Holdings and Chief Executive Officer, Kmart and Sears Retail, and William C. Crowley, Executive Vice President and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer, the president and the principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, as required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s principal executive officer, President and principal financial officer, have evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company considers the acquisition of Sears material to the results of its operations, financial position and cash flows from the date of acquisition through April 30, 2005 and considers the internal controls and procedures of Sears to be reasonably likely to materially affect the Company’s internal control over financial reporting. The Company has extended its Sarbanes-Oxley Act Section 404 compliance program to include Sears.

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Pending against Sears and certain of its officers and directors are a number of lawsuits, described below, that relate to Sears’ credit card business and public statements about it. The Company believes that all of these claims lack merit and is defending against them vigorously.

•	On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears and certain current and former officers alleging that certain public announcements by Sears concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and certified the consolidated action as a class action. Discovery is underway. The trial is scheduled to begin in April 2006.

•	On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears, certain officers and directors, and alleged fiduciaries of Sears’ 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in Sears’ common shares and alleged communications made to Plan participants regarding Sears’ financial condition. The Court has consolidated these actions and certified the consolidated action as a class action. Discovery is underway. No trial date has been set.

•	On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York (the “New York Court”) against Sears (as a nominal defendant) and certain current and former directors seeking damages on behalf of Sears. The complaint purports to allege a breach of fiduciary duty by the directors with respect to Sears’ management of its credit business. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois (the “Illinois State Court”), and a third was filed in the United States District Court for the Northern District of Illinois. The New York Court derivative suit was dismissed on June 21, 2004 and the plaintiff has filed a notice of appeal. The two Illinois State Court derivative suits were dismissed on September 30, 2004. The order of dismissal became final on December 1, 2004, and the time to appeal has expired. The Illinois federal court suit has been stayed pending resolution of the New York Court derivative action.

•	On June 17, 2003, an action was filed in the Northern District of Illinois against Sears and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that Sears’s domestic wholly-owned financing subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), issued on June 21, 2002. An amended complaint has been filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. The defendants filed motions to dismiss the action. On September 24, 2004, the court granted these motions in part, and denied them in part. The court dismissed the claims related to the March 18 and May 21, 2002 note offerings because the plaintiff did not purchase notes in those offerings. The court dismissed the Section 10(b) and Rule 10b-5 claims against several of the individual defendants because the plaintiff failed to adequately plead such claims. The court sustained the remaining claims. By leave of court, the plaintiffs filed a second amended

SEARS HOLDINGS CORPORATION

complaint on November 15, 2004. Defendants (other than one of the underwriter defendants) filed motions to partially dismiss the second amended complaint on January 10, 2005. The defendant that did not move to partially dismiss filed an answer to the second amended complaint on January 28, 2005, denying all liability.

Following the announcement on November 17, 2004 of the business combination transaction between Sears and Kmart, several actions have been filed relating to the transaction. These lawsuits are in their preliminary stages, and defendants have not yet been required to respond to certain of the complaints. The Company believes that all of these claims lack merit and intends to defend against them vigorously.

•	Three actions have been filed in the Circuit Court of Cook County, Illinois. These actions assert claims on behalf of a purported class of Sears’ stockholders against Sears and certain of its officers and directors, together with Kmart, Edward S. Lampert and other affiliated entities, alleging breach of fiduciary duty in connection with the merger. The plaintiffs allege that the merger favors interested defendants by awarding them disproportionate benefits, and that the defendants failed to take appropriate steps to maximize the value of a merger transaction for Sears’ stockholders. The actions have been consolidated, and an amended complaint was filed in early January 2005. The amended complaint asserts similar breach-of-fiduciary duty claims, as well as alleging that defendants have made insufficient and misleading disclosures in connection with the mergers, and seeks injunctive relief. The plaintiffs have moved for expedited discovery. On February 1, 2005, the court granted the defendants’ motion to stay or dismiss these actions in favor of the pending New York actions discussed below. Accordingly, these actions are stayed pending resolution of the New York actions. Plaintiffs have appealed the stay order to the Appellate Court of Illinois-First District, and briefing on that appeal is complete.

•	Two actions have been filed in the Supreme Court of the State of New York, New York County, asserting substantially similar claims against Sears and certain of its officers and directors. The parties have agreed to consolidate these two actions. Pending consolidation, the defendants moved to dismiss the complaint in both actions for lack of standing and failure to state a cause of action. On February 15, 2005, the Court ordered that the two cases be consolidated as a single action. On February 16, 2005, the plaintiffs filed a superceding consolidated amended class action complaint. The amended complaint asserts claims on behalf of a purported class of Sears’ stockholders against Sears and certain of its officers and directors for breach of fiduciary duty in connection with the mergers on the grounds that defendants allegedly failed to take proper steps to maximize the value of a merger transaction for Sears’ stockholders. Additionally, the plaintiffs claim that the defendants made insufficient and misleading disclosures in connection with the mergers. The amended complaint also names Kmart, Edward S. Lampert, and ESL, Inc. as defendants on the grounds that they aided and abetted the alleged breaches of fiduciary duty. The amended complaint seeks provisional and permanent injunctive relief, as well as damages. On March 24, 2005, the Court denied plaintiffs’ motions for expedited discovery and a preliminary injunction against the closing of the mergers. All defendants have moved to dismiss the amended complaint, and briefing on the motions was completed in early March 2005.

•	One action has been filed in the United States District Court for the Northern District of Illinois. This action asserts claims under the federal securities laws on behalf of a purported class of Sears’ stockholders against Sears and Alan J. Lacy, for allegedly failing to make timely disclosure of merger discussions with Kmart during the period November 8 through 16, 2004, and seeks damages. The court appointed a lead plaintiff and lead counsel, and an amended complaint was filed on March 11, 2005. The amended complaint, names Edward S. Lampert and ESL Partners, L.P., as additional defendants, and purports to assert claims on behalf of sellers of Sears stock during the period September 9 through November 16, 2004. All defendants have moved to dismiss, and briefing on the motions is still in progress.

The Company is subject to various other legal and governmental proceedings, many involving litigation incidental to the businesses. Some matters contain class action allegations, environmental and asbestos exposure

SEARS HOLDINGS CORPORATION

allegations and other consumer-based claims that involve compensatory, punitive or treble damage claims in very large amounts as well as other types of relief. The consequences of these matters are not presently determinable but, in the opinion of management of the Company after consulting with legal counsel, and taking into account insurance and reserves, the ultimate liability is not expected to have a material adverse effect on annual results of operations, financial position, liquidity or capital resources of the Company. Additional information regarding legal proceedings may be found in Kmart’s Annual Report on Form 10-K for its fiscal year ended January 26, 2005.

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

The following table provides information about shares of common stock the Company acquired during the first quarter of fiscal 2005, including shares assigned to the Company as part of settlement agreements resolving claims arising from the Chapter 11 reorganization of Kmart Corporation. These repurchases were not made under any Company share repurchase program.

Issuer Purchases of Equity Securities
	Total Number of	Average	Dollar Value of
thousands	Shares Purchased	Price Paid	Shares Purchased
(except average price paid per share)	or Assigned	per Share	or Assigned
January 29, 2005 - February 26, 2005	34.0	$100.61	$3,420.7
February 27, 2005 - April 2, 2005	38.2	$116.37	4,445.3
April 3, 2005 - April 30, 2005	79.8	$98.13	7,830.8

As of April 30, 2005	152.0	$103.27	$15,696.8

On April 26, 2005, Third Avenue Trust, on behalf of certain of its investment series exercised option to purchase 140,000 shares of the Company’s common stock for a purchase price of approximately $2 million. The acquisition of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of that Act, on the basis that the acquisition did not involve a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

On March 23, 2005, Kmart, then the sole stockholder of Holdings, elected directors, approved the restated Certificate of Incorporation and approved the Audit Committee’s appointment of Deloitte & Touche LLP as independent auditors for the 2005 year. The directors elected were Edward S. Lampert, Alan J. Lacy, Aylwin B. Lewis, Donald J. Carty, William C. Crowley, Julian C. Day, Michael A. Miles, Steven T. Mnuchin, Ann N. Reese and Thomas J. Tisch.

Item 6. Exhibits

(a) Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

SEARS HOLDINGS CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION (Registrant)
June 7, 2005	By	/s/ William K. Phelan
William K. Phelan Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDING CORPORATION

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of November 16, 2004, by and among Kmart Holding Corporation, Sears, Roebuck and Co., Sears Holdings Corporation, Kmart Acquisition Corp. and Sears Acquisition Corp. (incorporated by reference to Annex A to the joint proxy statement — prospectus in Part I of the Registrant’s Registration Statement on Form S-4, file No. 333-120954).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

4.1	Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

4.2	Investment Agreement (incorporated by reference to Exhibit 4.1 to Kmart Corporation’s Current Report on Form 8K, dated January 24, 2003, filed on January 28, 2003 (File No. 1-327)).

4.3	Amendment to Investment Agreement, dated as of February 21, 2003 (incorporated by reference to Exhibit 4.9 to Kmart Corporation’s Annual Report on Form 10-K for the fiscal year ended January 29, 2003 (File No. 1-327)).

4.4	Registration Rights Agreement, dated May 6, 2003, by and among Kmart Holding Corporation, ESL Investments, Inc. and Third Avenue Trust, on behalf of certain of its investment series (incorporated by reference to Exhibit 4.5 to Kmart Holding Corporation’s Quarterly Report on Form 10-Q, for the fiscal quarter ended April 30, 2003 (File No. 000-50278)).

4.5	Kmart Creditor Trust Agreement, dated as of April 30, 2003, by and among Kmart Corporation, the other Affiliated Debtors party thereto and Douglas J. Smith, as Trustee (incorporated by reference to Exhibit 4.7 to Kmart Holding Corporation’s Quarterly Report on Form 10-Q, for the fiscal quarter ended April 30, 2003 (File No. 000-50278)).

4.6	First Amendment to Kmart Creditor Trust Agreement, dated as of May 6, 2003, by and among Kmart Corporation, the other Affiliated Debtors party thereto and Douglas J. Smith, as Trustee (incorporated by reference to Exhibit 4.8 to Kmart Holding Corporation’s Quarterly Report on Form 10-Q, for the fiscal quarter ended April 30, 2003 (File No. 000-50278)).

10.1	Registrant’s 2005 Senior Executive Long-Term Incentive Program (incorporated by reference to Exhibit 10(a) to Registrant’s Current Report on Form 8-K, dated April 26, 2005, filed on April 29, 2005 (File No. 000-51217)).

10.2	Registrant’s Senior Executive SHC 2005 Annual Incentive Plan Document (incorporated by reference to Exhibit 10(b) to Registrant’s Current Report on Form 8-K, dated April 26, 2005, filed on April 29, 2005 (File No. 000-51217)).

10.3	Description of Sears, Roebuck and Co.’s Supplemental Life Insurance Plan, amended as of December 31, 1986 (incorporated by reference to the second and third full paragraphs on page 10 of Sears Roebuck and Co.’s Proxy Statement dated March 26, 1987 (File No. 1-416)).

SEARS HOLDING CORPORATION

EXHIBIT INDEX

10.4	Sears Roebuck and Co.’s Supplemental Retirement Income Plan, as amended and restated effective March 25, 1997 (incorporated by reference to Exhibit 10.(ii)(11) to Sears, Roebuck and Co.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 1-416)).

10.5	Sears, Roebuck and Co.’s Supplemental Long-Term Disability Plan (incorporated by reference to Exhibit 10(d) to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (File No. 1-416)).

10.6	Sears, Roebuck and Co.’s Supplemental 401(k) Savings Plan, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.21 to Sears, Roebuck and Co.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 1-416)).

10.7	Amendment to Sears, Roebuck and Co.’s Executive Retirement Plan Arrangements, effective as of March 24, 1997 (incorporated by reference to Exhibit 10.2 to Sears, Roebuck and Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 (File No. 1-416)).

10.8	Kmart Holding Corporation Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to Kmart Holding Corporation’s Quarterly Report on Form 10-Q, for the fiscal quarter ended July 30, 2003 (File No. 000-50278)).

10.9	Amended and Restated Employment Agreement dated as of March 24, 2005 between Sears Holdings Corporation and Aylwin Lewis (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 30, 2005 (File No. 000-51217)).

10.10	Form of Nonqualified Stock Option Agreement between Kmart Holding Corporation and Aylwin Lewis (incorporated by reference to Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 on Form S-8, filed on March 24, 2005 (File No. 333-123544)).

10.11	Form of Restricted Share Agreement between Kmart Holding Corporation and Aylwin Lewis (incorporated by reference to Exhibit 4.5 to Registrant’s Post-Effective Amendment No. 1 on Form S-8, filed on March 24, 2005 (File No. 333-123544)).

10.12	Form of Restricted Share Agreement between Kmart Holding Corporation and Aylwin Lewis (incorporated by reference to Exhibit 4.6 to Registrant’s Post-Effective Amendment No. 1 on Form S-8, filed on March 24, 2005 (File No. 333-123544)).

10.13	Employment Agreement, dated as of November 16, 2004, among Alan J. Lacy, Kmart Holding Corporation and Sears, Roebuck and Co. (incorporated by reference to Exhibit No. 10.1 to Sears, Roebuck and Co.’s Current Report on Form 8-K, dated November 16, 2005, filed on November 18, 2005 (File No. 001-00416)).

10.14	Nonqualified Stock Option Agreement, dated as of March 28, 2005, between Sears Holdings Corporation and Alan Lacy (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 30, 2005 (File No. 000-51217)).

10.15	Restricted Share Agreement, dated as of March 28, 2005, between Sears Holdings Corporation and Alan Lacy (incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 30, 2005 (File No. 000-51217)).

SEARS HOLDING CORPORATION

EXHIBIT INDEX

10.16	Kmart Holding Corporation Nonqualified Stock Option Agreement between Kmart Holding Corporation and Julian C. Day (incorporated by reference to Exhibit 10.3 to Kmart Holding Corporation’s Quarterly Report on Form 10-Q, for the fiscal quarter ended April 30, 2003 (File No. 000-50278)).

10.17	Amendment No. 1 to the May 6, 2003 Nonqualified Stock Option Agreement between Kmart Holding Corporation and Julian C. Day (incorporated by reference to Exhibit 10.8 to Kmart Holding Corporation’s Quarterly Report on Form 10-Q, for the fiscal quarter ended October 29, 2003 (File No. 000-50278)).

10.18	Employment Agreement, dated as of September 15, 2003, between Kmart Management Corporation and Bruce Johnson (incorporated by reference to Exhibit 10.1 to Kmart Holding Corporation’s Quarterly Report on Form 10-Q, for the fiscal quarter ended October 29, 2003 (File No. 000-50278)).

10.19	Kmart Management Corporation Restricted Stock Agreement with Bruce Johnson (incorporated by reference to Exhibit 10.4 to Kmart Holding Corporation’s Quarterly Report on Form 10-Q, for the fiscal quarter ended October 29, 2003 (File No. 000-50278)).

10.20	Employment Agreement dated as of September 3, 2003, between Kmart Management Corporation and Lisa Schultz (incorporated by reference to Exhibit 10.1 to Kmart Holding Corporation’s Quarterly Report on Form 10-Q, for the fiscal quarter ended October 29, 2003 (File No. 000-50278)).

10.21	Kmart Management Corporation Restricted Stock Agreement with Lisa Schultz (incorporated by reference to Exhibit 10.6 to Kmart Holding Corporation’s Quarterly Report on Form 10-Q, for the fiscal quarter ended October 29, 2003 (File No. 000-50278)).

10.22	Employment Agreement dated as of February 27, 2004, between Kmart Management Corporation and Paul Guagliardo “Guyardo” (incorporated by reference to Exhibit 10.21 to Kmart Holding Corporation’s Annual Report on Form 10-K, for the fiscal year ended January 28, 2004 (File No. 000-50278)).

10.23	Kmart Management Corporation Restricted Stock Agreement with Paul Guagliardo “Guyardo” (incorporated by reference to Exhibit 10.26 to Kmart Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended January 26, 2005 (File No. 000-50278)).

10.24	Letter from Registrant to Luis Padilla relating to employment dated August 16, 2004 (incorporated by reference to Exhibit 10 to Sears, Roebuck and Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2004 (File No. 1-416)).

10.25	Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10(c) to Registrant’s Current Report on Form 8-K, dated April 26, 2005, filed on April 29, 2005 (File No. 000-51217)).

10.26	Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10(d) to Registrant’s Current Report on Form 8-K, dated April 26, 2005, filed on April 29, 2005 (File No. 000-51217)).

10.27	Form of Non-Compete/Change of Control Agreement for Executive Officers of Sears, Roebuck and Co. (incorporated by reference to Exhibit 10 to Sears, Roebuck and Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999 (File No. 1-416)).

SEARS HOLDING CORPORATION

EXHIBIT INDEX

10.28	Form of Executive Non-Disclosure and Non-Solicitation of Employees Agreement and Form of Executive Severance/Non-Compete Agreement for Executive Officers of Sears, Roebuck and Co. (incorporated by reference to Exhibit 10.(ii)(26) to Sears, Roebuck and Co.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 1-416)).

10.29	Letter of Credit Agreement, dated as of August 13, 2004 among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks (incorporated by reference to Exhibit 10.3 to Kmart Holding Corporation’s Quarterly Report on Form 10-Q, for the fiscal quarter ended July 28, 2004 (File No. 000-50278)).

10.30	First Amendment to Letter of Credit Agreement, dated as of August 13, 2004 among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks (incorporated by reference to Exhibit 10.3 to the Kmart Holding Corporation’s Quarterly Report on Form 10-Q, for the fiscal quarter ended October 27, 2004 (File No. 000-50278)).

10.31	Second Amendment to Letter of Credit Agreement, dated as of December 23, 2004, among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks (incorporated by reference to Exhibit 10.36 to the Kmart Holding Corporation’s Annual Report on Form 10-K, for the fiscal year ended January 26, 2005 (File No. 000-50278)).

10.32	Guarantee executed by Sears, Roebuck and Co. under the Indenture, dated as of May 15, 1995, between Sears Roebuck Acceptance Corp. and JP Morgan Chase Bank (successor to The Chase Manhattan Bank, N.A.), as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 (incorporated by reference to Exhibit 4(g) to Sears Roebuck Acceptance Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-4040)).

10.33	Guarantee executed by Sears, Roebuck and Co. under the Indenture, dated as of October 1, 2002, between Sears Roebuck Acceptance Corp. and BNY Midwest Trust Company, as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 (incorporated by reference to Exhibit 4(h) to Sears Roebuck Acceptance Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-4040)).

10.34	Guarantee dated as of November 3, 2003 by Sears, Roebuck and Co. of the commercial paper master notes of Sears Roebuck Acceptance Corp. (incorporated by reference to Exhibit 10.38 to Sears, Roebuck and Co.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 1-416).

10.35	Five-Year Credit Agreement, dated as of February 22, 2005 (the “Credit Agreement”), among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation as Borrowers, the Initial Lenders named therein, Citicorp USA, Inc. and Bank of America, N.A., as Syndication Agents, Barclays Bank PLC, Lehman Commercial Paper Inc., HSBC Bank USA, Merrill Lynch Bank USA, Morgan Stanley Bank, The Royal Bank of Scotland, PLC and Wachovia Bank National Association, the Documentation Agents, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10(a) to Sears Roebuck Acceptance Corp.’s current report on Form 8-K dated February 22, 2005, filed on February 28, 2005 (File No. 1-4040)).

SEARS HOLDING CORPORATION

EXHIBIT INDEX

*10.36	Guarantee and Collateral Agreement dated March 24, 2005 by and among the Registrant, Sears, Roebuck and Co., and certain other affiliates of the Company.

10.37	Purchase, Sale and Servicing Transfer Agreement, dated as of July 15, 2003, by and among Sears, Roebuck and Co., certain subsidiaries of Sears, Roebuck and Co. and Citicorp (incorporated by reference to Exhibit 10.1 to Sears, Roebuck and Co.’s Current Report on Form 8-K dated July 15, 2003).

10.38	Amendment No. 1, dated as of November 3, 2003, to the Purchase, Sale and Servicing Transfer Agreement, by and among Sears, Roebuck and Co., certain subsidiaries of Sears, Roebuck and Co. and Citicorp (incorporated by reference to Exhibit 2(b) to Sears, Roebuck and Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-416)).

10.39	Amended and Restated Program Agreement, dated as of July 15, 2003, amended and restated as of November 3, 2003, by and between Sears, Roebuck and Co., Sears Intellectual Property Management Company and Citibank (USA) N.A. (incorporated by reference to Exhibit 10(a) to Sears, Roebuck and Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-416).

*10.40	Terms Sheet For Revision of Program Agreement Between Sears, Roebuck and Co. and Citibank USA, N.A., dated April 29, 2005.

10.41	Master Services Agreement between Sears, Roebuck and Co. and Computer Sciences Corporation dated as of June 1, 2004 (incorporated by reference to Exhibit 10(c) to Sears, Roebuck and Co.’s Quarterly Report on Form 10-Q/A (Amendment No. 2) for the quarter ended July 3, 2004 (File No. 1-416)).

*18.	Letter regarding change in accounting principle

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.	Certification of Chief Executive Officer, President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith