Form 10-Q
period 2005-07-30
Sears Holdings CORP
filed 2005-09-08
CIK 1310067

United States
Securities And Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 Or 15(D) Of The
Securities Exchange Act Of 1934 For The
Quarterly Period Ended July 30, 2005

Or

☐	Transition Report Pursuant To Section 13 Or 15(D) Of The
Securities Exchange Act Of 1934
Commission file number 000-51217
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois	60179
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (847) 286-2500
Indicate by check mark whether the Registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and [2] has been subject to such filing requirements for the past 90 days.

Yes	☑	No	☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☑	No	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
As of August 27, 2005, the Registrant had 164,847,098 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

millions, except per common share data	13 Weeks Ended		26 Weeks Ended
	July 30,	July 28,	July 30,	July 28,
	2005	2004	2005	2004
REVENUES
Merchandise sales and services	$13,114	$4,797	$20,731	$9,424
Credit and financial products revenues	78	—	87	—

Total revenues	13,192	4,797	20,818	9,424

COSTS AND EXPENSES

Cost of sales, buying and occupancy	9,550	3,607	15,205	7,152
Selling and administrative	2,984	983	4,699	1,928
Depreciation and amortization	280	4	387	8
Provision for uncollectible accounts	16	—	17	—
Gain on sales of assets	(4)	(72)	(10)	(104)
Restructuring charges	42	—	45	—

Total costs and expenses	12,868	4,522	20,343	8,984

Operating income	324	275	475	440
Interest expense, net	(72)	(33)	(114)	(61)
Bankruptcy-related recoveries	15	5	32	12
Other income	2	—	11	3

Income before income taxes, minority interest and cumulative effect of change in accounting principle	269	247	404	394
Income taxes	103	93	155	149
Minority interest	5	—	7	—

Income before cumulative effect of change in accounting principle	161	154	242	245
Cumulative effect of change in accounting principle, net of tax	—	—	(90)	—

NET INCOME	$161	$154	$152	$245

EARNINGS PER COMMON SHARE
BASIC
Earnings per share before cumulative effect of change in accounting principle	$0.98	$1.72	$1.69	$2.74
Cumulative effect of change in accounting principle	—	—	(0.63)	—

Earnings per share	$0.98	$1.72	$1.06	$2.74

DILUTED
Earnings per share before cumulative effect of change in accounting principle	$0.98	$1.54	$1.66	$2.47
Cumulative effect of change in accounting principle	—	—	(0.61)	—

Earnings per share	$0.98	$1.54	$1.05	$2.47

Average common shares outstanding	164.9	89.5	143.1	89.5

Diluted weighted average common shares outstanding	165.1	101.5	145.4	101.1
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets

	(Unaudited)
millions, except per share data	July 30,	July 28,	January 26,
	2005	2004	2005
ASSETS
Current assets
Cash and cash equivalents	$2,037	$2,626	$3,435
Credit card receivables, net of allowance for uncollectible accounts of $32	1,159	—	—
Other receivables	686	225	646
Merchandise inventories	8,953	3,212	3,281
Prepaid expenses, deferred charges and other current assets	461	137	150
Deferred income taxes	625	(21)	29

Total current assets	13,921	6,179	7,541

Property and equipment, net	10,084	240	315
Deferred income taxes	—	135	730
Goodwill	1,911	—	—
Tradenames and other intangible assets	4,039	—	—
Other assets	485	62	65

TOTAL ASSETS	$30,440	$6,616	$8,651

LIABILITIES
Current liabilities
Short-term borrowings	$78	$—	$—
Current portion of long-term debt and capitalized lease obligations	744	51	45
Merchandise payables	3,460	847	927
Income taxes payable	449	137	94
Other current liabilities	3,042	652	705
Unearned revenues	1,019	6	13
Other taxes	687	327	297

Total current liabilities	9,479	2,020	2,081

Long-term debt and capitalized lease obligations	3,333	415	366
Pension and postretirement benefits	2,614	884	1,008
Minority interest and other liabilities	3,713	746	727

Total Liabilities	19,139	4,065	4,182

SHAREHOLDERS’ EQUITY

Preferred stock, 20 shares authorized; no shares outstanding Common stock $0.01 par value; 500 shares authorized; 164.9, 89.6, and 88.7 shares issued, respectively	2	1	1
Capital in excess of par value	9,923	2,072	3,291
Retained earnings	1,492	479	1,340
Treasury stock — at cost	(26)	(1)	(86)
Accumulated other comprehensive loss	(90)	—	(77)

Total Shareholders’ Equity	11,301	2,551	4,469

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,440	$6,616	$8,651

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	26 Weeks Ended
millions	July 30,	July 28,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$152	$245
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	387	8
Cumulative effect of change in accounting principle, net of tax	90	—
Provision for uncollectible accounts	17	—
Gain on sales of assets	(10)	(104)
Bankruptcy-related recoveries	(32)	(12)
Income tax benefit on nonqualified stock options	47	—
Net cash received from bankruptcy related settlements	30	12
Change in, net of effects of acquisitions:
Deferred income taxes	(193)	(58)
Credit card receivables	(171)	—
Merchandise inventories	278	27
Other operating assets	86	95
Other operating liabilities (1)(2)	(10)	298

Net cash provided by operating activities	671	511

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(1,408)	—
Proceeds from sales of property and investments	19	153
Purchases of property and equipment	(180)	(124)

Net cash (used in) provided by investing activities	(1,569)	29

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(119)	(2)
Decrease in short term borrowings	(514)	—
Proceeds from termination of interest rate swaps	60	—
Debt issue costs paid	(19)	—
Proceeds from the exercise of options	98	—

Net cash used in financing activities	(494)	(2)

Effect of exchange rate changes on cash and cash equivalents	(6)	—

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,398)	538

BALANCE AT BEGINNING OF YEAR	3,435	2,088

BALANCE AT END OF PERIOD	$2,037	$2,626

(1)	For the 26 weeks ended July 30, 2005 and July 28, 2004, the Company paid income taxes of $84 million and $2 million, respectively.

(2)	For the 26 weeks ended July 30, 2005 and July 28, 2004, cash paid for interest was $87 million and $28 million, respectively.
See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Sears Holdings Corporation (“Holdings” or the “Company”) is a Delaware corporation formed for the purpose of consummating the business combination of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”), which was completed on March 24, 2005. Holdings is the nation’s third largest broadline retailer with approximately 2,300 full-line and 1,200 specialty retail stores in the United States operating through Kmart and Sears and 368 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 54%-owned subsidiary. Sears Canada is a publicly traded company whose shares are traded on the Toronto Stock Exchange. Holdings common stock is traded on The NASDAQ Stock Market under the symbol “SHLD”.
The merger of Kmart and Sears has been treated as a purchase business combination for accounting purposes, with Kmart designated as the acquirer. Therefore, the historical financial statements of Kmart became the historical financial statements of Holdings, the registrant. The accompanying condensed consolidated statements of operations and cash flows for the 26-week period ended July 30, 2005 include the results of operations of Sears from March 25, 2005 forward. Therefore, Holdings’ operating results for the 26-week period ended July 30, 2005 include approximately 18 weeks of Sears results and 26 weeks of Kmart’s results. Note 2 provides summary unaudited pro forma information and details on the purchase accounting.
Effective March 23, 2005, the Company changed its fiscal year end from the last Wednesday in January to the Saturday closest to January 31st. The change in fiscal year end reflects a change of only three days. Therefore, the historical financial statements have not been recast to reflect this change. Sears Canada’s fiscal year end is the Saturday closest to December 31st. The results of operations for Sears Canada are reported to Holdings on a one-month lag. Therefore, the statements of operations for the 13-week period ended July 30, 2005 include operating results for Sears Canada for the period from April 3, 2005 through July 2, 2005. For the 26-week period ended July 30, 2005, the statements of operations and cash flows include operating results for Sears Canada from March 25, 2005 to July 2, 2005.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 2 — MERGER OF KMART AND SEARS
On March 24, 2005, Kmart and Sears completed their previously announced merger pursuant to the Agreement and Plan of Merger, dated as of November 16, 2004 (the “Merger Agreement”). Upon the consummation of the merger, Kmart and Sears became wholly-owned subsidiaries of Holdings.
Under the terms of the Merger Agreement, Kmart shareholders received one share of Holdings common stock for each Kmart share owned. Approximately 94.9 million shares of Holdings common stock were issued in exchange for all outstanding common stock of Kmart based on the one-for-one ratio. Sears shareholders had the right to elect to receive $50 in cash or 0.5 of a share of Holdings common stock for each Sears share owned. Sears shareholder elections were prorated to ensure that, in the aggregate, 55 percent of Sears shares were converted into Holdings shares and 45 percent of Sears shares were converted to cash. Restricted shares of Sears common stock at the effective date were converted into Holdings common stock on a 0.5 for 1 basis. In aggregate, 62.2 million shares of Holdings common stock were issued to Sears shareholders at a value of approximately $6.5 billion (based on the average closing price of $104.33 of Kmart’s common stock during the period from November 15, 2004 through November 19, 2004, two business days before and after the date the merger was announced). In addition, approximately $5.4 billion in cash was paid in consideration for (i) all outstanding common stock of Sears, based upon the proration provisions of the Merger Agreement, and (ii) all outstanding stock options of Sears. Including transaction costs of $18 million, the total consideration paid was approximately $11.9 billion.
The merger has been treated as a purchase business combination for accounting purposes, with Kmart designated as the acquirer. In identifying Kmart as the acquiring entity, the companies took into account the relative share ownership of the Company after the merger, the composition of the governing body of the combined entity and the designation of certain senior management positions. As such, the historical financial statements of Kmart became the historical financial statements of Holdings. The purchase price for the acquisition of Sears, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, March 24, 2005. The purchase price allocation is preliminary and further refinements may be necessary.
The preliminary purchase price allocation is as follows:

millions	March 24,
2005

Cash	$3,963
Inventory	6,124
Other current assets	1,860
Property, plant and equipment	9,940
Goodwill	1,911
Tradenames and other intangible assets	4,071
Other	503

Total assets acquired	$28,372

Merchandise payables, accrued expenses and other current liabilities	$6,205
Unearned revenue (including non-current portion)	1,897
Total debt and capital leases	4,449
Deferred taxes	1,166
Pension and postretirement	1,601
Other	1,192

Total liabilities	$16,510

Net assets acquired	$11,862

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company has allocated approximately $4.1 billion to identifiable intangible assets, of which approximately $2.9 billion relates to the indefinite lived tradenames of Sears, Kenmore, Craftsman, Lands’ End and Diehard. The remaining intangible assets include finite lived tradenames, favorable leases, contractual arrangements and customer lists, which will be amortized over their estimated useful lives.
The Company has established reserves for employee separation costs related to the integration of certain Sears functions into Holdings. Costs associated with these integration actions do not impact current earnings and are recognized as a component of purchase accounting, resulting in an adjustment to goodwill. During the first quarter of 2005, Holdings notified approximately 780 former Sears employees of the decision to eliminate their positions in connection with these integration efforts. A $53 million reserve was recorded in the first quarter of 2005 for costs associated with severance, benefits and outplacement services for the impacted individuals. As of July 30, 2005, the Company had made payments totaling approximately $43 million in respect of those costs. The remaining reserve balance of $10 million as of July 30, 2005 represents payments to be made to the impacted individuals throughout the remainder of 2005 in accordance with the Company’s severance plan.
Holdings Selected Unaudited Pro Forma Combined Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations of Kmart and Sears for the 13-week period ended July 28, 2004 and the 26-week periods ended July 30, 2005 and July 28, 2004 as though the companies had been combined as of the beginning of 2004. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each period, or that may result in the future. In addition, the following pro forma information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the merger.

	13 weeks ended		26 weeks ended
	July 30,	July 28,	July 30,	July 28,
millions, except per share data	2005(1)	2004	2005(2)	2004
	As reported	Pro forma	Pro forma	Pro forma

Revenues	$13,192	$13,472	$25,955	$26,241

Operating income	$324	$244	$424	$371

Income before cumulative effect of change in accounting principle	$161	$110	$173	$145

Net income	$161	$110	$83	$145

Diluted earnings per share before cumulative effect of change in accounting principle	$0.98	$0.67	$1.06	$0.89

Diluted earnings per share	$0.98	$0.67	$0.51	$0.89

(1)	Includes $42 million of restructuring costs related to the merger.

(2)	Includes $34 million of transaction costs and $45 million of restructuring costs related to the merger.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 3 — RESTRUCTURING
As of July 30, 2005, Holdings had notified 1,435 Kmart associates that their positions had been relocated, were under review, or had been eliminated as part of Holdings’ home office integration efforts. In connection with this action, the Company has recorded restructuring charges of $42 million and $45 million during the 13- and 26-week periods ended July 30, 2005, respectively. The Company estimates that the total costs related to the relocation or severance, benefits and outplacement services associated with these 1,435 individuals will be approximately $63 million. As this action impacts the acquiring company’s associates, these costs are charged to the condensed consolidated statement of operations as they are incurred.
The $45 million restructuring charge recorded in the condensed consolidated statement of operations for the 26- week period ended July 30, 2005 includes $12 million of expenses associated with severance, benefits and outplacement services for approximately 660 impacted Kmart associates. The Company estimates that the total cost of providing severance, benefit and outplacement services to these associates will be approximately $19 million. The remaining costs to be incurred will be expensed within the condensed consolidated statement of operations in future periods over the retention service period for the impacted associates in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 146, “Accounting for Costs Associated with Disposal and Exit Activities”. Also included in the charges for the 13- and 26-week periods ended July 30, 2005 is a $33 million charge for relocation expenses related to moving 513 associates who have accepted relocation offers. As of July 30, 2005, total cash payments of $5 million have been made in connection with the relocation and severance, benefits and outplacement charges.
NOTE 4 — CHANGE IN ACCOUNTING PRINCIPLE
Effective January 27, 2005, the Company changed its method of accounting for certain indirect buying, warehousing and distribution costs. Prior to this change, the Company had included indirect buying, warehousing and distribution costs as inventoriable costs. Beginning in the fiscal year ending January 28, 2006, such costs are expensed as incurred, which is the method of accounting followed by Sears. The Company believes that this change provides a better measurement of operating results in light of the anticipated changes to the Company’s supply chain to realize cost savings from the business combination, the anticipated closure of certain facilities and the combined capacity of the existing distribution and headquarters facilities. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes”, changes in accounting policy to conform the acquirer’s policy to that of the acquired entity are treated as a change in accounting principle. The indirect buying, warehousing and distribution costs that were capitalized to inventory as of January 26, 2005 are reflected in the first quarter 2005 condensed consolidated statement of operations as a cumulative effect of change in accounting principle in the amount of $90 million net of income taxes of $58 million. The impact of this change on income before the cumulative effect of accounting change for the six months ended July 30, 2005 was not significant. The pro forma effect of application of the change to prior years’ quarterly net income and net income per share is not significant.
NOTE 5 — SECURITIZED ASSETS
The Company securitizes certain of its Canadian credit card receivables through trusts. Under the Sears Canada securitization program, trusts purchase undivided interests in the credit card receivable balances funded by issuing short- and long-term debt, primarily commercial paper and senior and subordinated notes. These debt instruments entitle the holder to a series of scheduled cash flows under preset terms and conditions, the receipt of which is dependent upon cash flows generated by the related trusts’ assets. The trusts meet the definition of a qualified special purpose entity. In accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities”, qualifying special purpose entities are not

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
consolidated. As a result, the Sears Canada securitized credit card receivables and related borrowings are not presented in the condensed consolidated balance sheets.
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
Managed Portfolio Data
The following table summarizes the Sears Canada credit card receivables:

July 30,
millions	2005

Managed accounts	$2,095
Less: co-ownership interest held by third parties	(850)

Co-ownership retained by the Company	1,245
Less: long-term portion of deferred customer accounts receivable	(54)

Total	$1,191

Under the securitization program, there is a daily distribution of collections from credit card receivables and a reinvestment of those amounts by the trusts to purchase additional credit card receivables in order to maintain existing outstanding debt levels.
The Company has also transferred certain domestic real estate assets to a wholly-owned consolidated subsidiary of Sears and segregated into a trust owned by the consolidated subsidiary. As of July 30, 2005, the net book value of the securitized real estate was $1.1 billion. These assets are related to an inter-company loan agreement.
NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS
During the 13-week period ended July 30, 2005, the Company entered into a series of six- and nine-month foreign currency forward contracts totaling $1.0 billion Canadian notional value designed to hedge the Company’s net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts as of July 30, 2005 was negative $10 million. These hedges qualify for hedge accounting and, as such, an unrealized loss of $10 million was recorded as a component of accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet as of July 30, 2005.
Also during the 13-week period ended July 30, 2005, the Company terminated interest rate swaps with a notional value of approximately $1 billion that had converted certain of the Company’s fixed rate debt to floating rate debt. The Company’s variable rate funding portfolio was reduced to approximately $600 million as a result of these interest rate swap terminations and the retirement of certain of the Company’s variable rate debt. The Company received $60 million in total cash proceeds from the swap terminations, representing the aggregate fair value of these swaps as of the termination date. As the hedges related to these swaps qualified for hedge accounting, an offsetting adjustment was recorded to the carrying amount of the designated hedged debt, which remains outstanding, and this adjustment will be amortized to interest expense over the remaining term of the debt.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 7 — BORROWINGS
Total borrowings were as follows:

millions	July 30,	July 28,	January 26,
	2005	2004	2005
Short-term borrowings:
Unsecured commercial paper	$78	$—	$—
Long-term debt(1):
Convertible subordinated notes, net	—	38	43
Notes and debentures outstanding	3,189	47	52
Capital lease obligations	888	381	316

Total debt	$4,155	$466	$411

Memo: Sears Canada debt	$716	$--	$--

(1)	Includes current portion of long-term debt.
Debt Repurchase Authorization
In May 2005, the Finance Committee of the Board of Directors of the Company authorized the repurchase, subject to market conditions and other factors, of up to $500 million of the outstanding indebtedness of the Company and its subsidiaries in open market or privately negotiated transactions. The source of funds for the proposed purchases is expected to be the Company’s cash from operations or borrowings under the Company’s $4.0 billion, five-year credit agreement. During the quarter ended July 30, 2005, the Company’s subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), repurchased $114 million of its outstanding notes, thereby reducing the unused balance of this authorization to $386 million.
Credit Agreement
On March 24, 2005, the Company’s five-year $4.0 billion credit agreement (the “Credit Agreement”) became effective. The Credit Agreement is available for general corporate purposes and includes a $1.5 billion letter of credit sublimit. The Credit Agreement is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of its direct and indirect subsidiaries and is secured by a first lien on domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory and credit card accounts receivable, subject to certain limitations. As of July 30, 2005, the Company had $345 million of letters of credit outstanding under the Credit Agreement with $3.7 billion of availability remaining under the Credit Agreement. There were no borrowings under the facility during the second quarter. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings. The Company capitalized $19 million of debt issuance costs in connection with entering into the Credit Agreement. These costs are being amortized over the life of the Credit Agreement, five years.
Letter of Credit Agreement
The Company has an additional letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $600 million. As of July 30, 2005, there were $444 million of letters of credit outstanding under the LC Agreement.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Under the terms of the LC Agreement, the Company has the ability to post cash, inventory or letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits the Company from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if the Company elects to post cash collateral, it must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. The Company had $446 million of cash posted as collateral as of July 30, 2005. The Company continues to classify the cash collateral as cash and cash equivalents due to its ability to substitute these letters of credit with letters of credit under the Credit Agreement, which does not require cash collateral, and its ability to provide letters of credit under the Credit Agreement as collateral. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change.
Cash Collateral
The Company posts cash collateral for certain self-insurance programs. The Company continues to classify the cash collateral as cash and cash equivalents in the accompanying condensed consolidated balance sheets due to the Company’s ability to convert the cash to letters of credit at any time at its discretion. As of July 30, 2005, $126 million of cash was posted as collateral for self-insurance programs.
Convertible Notes
On January 31, 2005, ESL Investments, Inc. (“ESL”) and its affiliates converted, in accordance with their terms, all of the outstanding 9% convertible subordinated notes of Kmart and six months of accrued interest into an aggregate of 6.3 million shares of Kmart common stock. In consideration of ESL’s conversion of the notes prior to maturity, ESL received a $3 million payment from Kmart. The cash payment was equivalent to the approximate discounted after-tax cost of the future interest payments that would have otherwise been paid by Kmart to ESL and its affiliates in the absence of the early conversion. In conjunction with the conversion, the Company recognized the unamortized debt discount of $17 million as interest expense in the first quarter of 2005.
NOTE 8 — BENEFIT PLANS
The following table summarizes the components of net periodic expense for the Company’s retirement plans:

	13 Weeks Ended		26 Weeks Ended
millions	July 30,	July 28,	July 30,	July 28,
	2005	2004	2005	2004
Components of Net Periodic Expense:
Benefits earned during the period	$21	$—	$29	$—
Interest costs	92	39	152	77
Expected return on plan assets	(82)	(35)	(135)	(69)

Net periodic expense	$31	$4	$46	$8

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
In connection with the decision to freeze the Sears domestic pension plan, Holdings revised the target allocation of the Sears domestic pension plan assets to approximately 42.5% fixed income, 42.5% equity, and 15% alternative investments that incorporate absolute return investment strategies. Previously, the plan asset allocation was approximately 70% equity and 30% fixed income. The Company annually reviews its long-term return rate assumption and may reduce it from its current level of 8% in the future.
In addition to providing pension benefits, Sears provides domestic and Canadian employees and retirees certain medical benefits. Certain domestic Sears retirees are also provided life insurance benefits. Certain Sears employees may become eligible for medical benefits if they retire in accordance with Sears’ established retirement policy and are continuously insured under the Sears group medical plans or other approved plans for 10 or more years immediately prior to retirement. The Company shares the cost of the retiree medical benefits with retirees based on years of service. Generally, the Company’s share of these benefit costs will be capped at Sears’ contribution calculated during the year of retirement. Sears’ postretirement benefit plans are not funded. The Company has the right to modify or terminate these plans.
Contributions
Contributions were made to the Kmart and Sears domestic pension plans in the amount of $1 million and $0 million, respectively, for the 13-week period ended July 30, 2005 and $2 million and $33 million, respectively, for the 26-week period ended July 30, 2005. There is a $2 million required pension contribution for the remainder of fiscal 2005 to the Kmart pension plan and no minimum required pension contribution for the remainder of fiscal 2005 to the Sears domestic pension plan. However, Holdings expects to make a $237 million voluntary contribution to the Kmart pension plan during the third quarter of 2005. Sears made a $634 million voluntary contribution to its domestic pension plan in the fourth quarter of 2003.
NOTE 9 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
millions	July 30,	July 28,	July 30,	July 28,
	2005	2004	2005	2004

Average common shares outstanding	164.9	89.5	143.1	89.5
Dilutive effect of stock options	0.2	6.0	2.3	5.6
9% convertible notes	—	6.0	—	6.0

Diluted weighted average common shares	165.1	101.5	145.4	101.1

A reconciliation of net income available to common shareholders to net income available to common shareholders with assumed conversions is as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	July 30,	July 28,	July 30,	July 28,
	2005	2004	2005	2004

Net income available to common shareholders	$161	$154	$152	$245
Interest and accretion of debt discount on 9% convertible notes, net of tax	—	2	—	5

Income available to common shareholders with assumed conversions	$161	$156	$152	$250

Earnings per share
Basic	$0.98	$1.72	$1.06	$2.74
Diluted	$0.98	$1.54	$1.05	$2.47
The 9% convertible notes and accrued interest were converted into 6.3 million shares of Kmart common stock on January 31, 2005.
Kmart’s existing treasury shares were retired and cancelled in connection with the merger and, accordingly, did not participate in the merger exchange.
NOTE 10 — STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation using the fair value method in accordance with SFAS No. 123(R), “Accounting for Stock-Based Compensation”. Total stock-based compensation expense of approximately $11 million is expected to be recognized in 2005.
Upon consummation of the merger, 8,011 shares of restricted stock were granted to Aylwin B. Lewis, President of Holdings, at a grant price of $124.83 per share. The grant vests in installments over 3 years from the grant date, subject to satisfaction of certain performance criteria. The Company will recognize compensation expense of $1 million over the vesting period.
In addition, on March 28, 2005, Alan J. Lacy, Vice Chairman and Chief Executive Officer of Holdings, was granted 75,000 shares of restricted stock at a grant price of $131.11 per share. The grant vests in full on June 30, 2006. The Company will recognize compensation expense of $10 million over the vesting period. At the same time, Mr. Lacy was also granted a stock option to purchase 200,000 shares of common stock with an exercise price of $131.11 per share. The options vest in equal installments over 4 years. The Company will recognize compensation expense of $11 million over the vesting period.
Upon the completion of the merger, each option held by directors or executives of Kmart to purchase shares of Kmart common stock (whether vested or unvested) was converted into the right to purchase an equivalent number of shares of Holdings common stock at an exercise price per share equal to the exercise price per share

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
of the option before the conversion. In addition, each restricted share of Kmart common stock was converted into a restricted share of Holdings’ common stock.
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
Approximately 525,000 stock options were outstanding as of July 30, 2005.
NOTE 11 — CLAIMS RESOLUTION AND BANKRUPTCY-RELATED SETTLEMENTS
Claims Resolution
On May 6, 2003, Kmart Corporation (the “Predecessor Company”) emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws pursuant to the terms of a plan of reorganization. Kmart Corporation is presently an indirect, wholly-owned subsidiary of the Company.
The Company continues to make progress in the reconciliation and settlement of various classes of claims associated with the discharge of the Predecessor Company’s liabilities subject to compromise pursuant to the plan of reorganization. Since June 30, 2003, the first distribution date established in the plan of reorganization, approximately 24.8 million shares of the 31.9 million shares set aside for distribution have been distributed to holders of Class 5 claims and approximately $4 million in cash has been distributed to holders of Class 7 claims. Due to the significant volume of claims filed to-date, it is premature to estimate with any degree of accuracy the ultimate allowed amount of such claims for each class of claims under the plan of reorganization. Accordingly, the Company’s current distribution reserve for Class 5 claim settlements is 15 percent of the total shares expected to be distributed. Differences between amounts filed and the Company’s estimates are being investigated and will be resolved in connection with its claims resolution process. The claims reconciliation process may result in material adjustments to current estimates of allowable claims.
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
The remaining shares in the distribution reserve will be issued to claimants on a pro-rata basis if, upon settlement of all claims, the ultimate amount allowed for Class 5 claims is consistent with the plan of reorganization. The next scheduled distribution under the plan of reorganization is expected to commence on or about October 1, 2005.
Bankruptcy-Related Settlements
The Company recognized recoveries of $15 million and $32 million for the 13- and 26-week periods ended July 30, 2005, respectively, related to vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. In conjunction with these recoveries, the Company was

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
assigned 80,537 and 207,583 shares of common stock (weighted average price of $149.80 and $118.91 per share) with an approximate value of $12 million and $25 million for the 13- and 26-week periods ended July 30, 2005, respectively. Of the 207,583 shares, 50,748 were cancelled on the effective date of the merger.
NOTE 12 — SHAREHOLDERS’ EQUITY
Following is a summary of the activity impacting shareholders’ equity during the 26-week period ended July 30, 2005:

(millions)

Balance, beginning of year	$4,469
Acquisition of Sears	6,491
Stock options exercised	99
Conversion of subordinated note	63
Income tax benefit on nonqualified stock options	47
Net income	152
Other comprehensive loss	(13)
Other	(7)

Balance, July 30, 2005	$11,301

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
Comprehensive Income and Accumulated Other Comprehensive Loss
The following table shows the computation of comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 28,	July 30,	July 28,
millions	2005	2004	2005	2004

Net income	$161	$154	$152	$245

Other comprehensive loss:
Change in fair value of interest rate swaps	1	—	1	(1)
Unrealized loss on foreign currency forwards	(10)	—	(10)	—
Foreign currency translation adjustments	(8)	—	(4)	—

Total accumulated other comprehensive loss	(17)	—	(13)	(1)

Total comprehensive income	$144	$154	$139	$244

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table displays the components of accumulated other comprehensive loss:

millions	July 30,	July 28,	January 26,
	2005	2004	2005
Cumulative unrealized derivative losses	(9)	—	—
Foreign currency translation adjustments	(4)	—	—
Minimum pension liability, net of tax	(77)	—	(77)

Accumulated other comprehensive loss	$(90)	$—	$(77)

NOTE 13 — INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.
During the first quarter of fiscal 2005, the Company recognized a reversal of approximately $1.1 billion of its pre-merger deferred income tax valuation allowance as a result of the business combination and the combined tax attributes resulting from this combination. Pursuant to SFAS No. 109, the recognition of this reversal is included in the Company’s purchase accounting adjustments as a reduction to goodwill attributable to the acquisition. Given the Company’s current and forecasted levels of profitability, as well as its ability to realize the deferred tax assets through tax strategies if necessary, management believes that this portion of the deferred tax asset will more likely than not be realized.
In connection with the acquisition of Sears, deferred tax assets of $284 million, with a corresponding valuation allowance, were recorded related to state tax benefits of Sears which are not expected to be realized. As a result, the consolidated valuation allowance as of July 30, 2005 is $460 million and relates to the uncertainty around the realization of certain state deferred tax assets. The Company will continue to assess the likelihood of realization of these state deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized.
NOTE 14 — INVESTMENTS IN AFFILIATED COMPANIES
On March 2, 2004, Footstar, Inc. (“FTS”) and its direct and indirect subsidiaries, including the Meldisco subsidiaries of FTS, filed for Chapter 11 protection in the United States Bankruptcy Court for the Southern District of New York. FTS continues to operate its businesses and manage its properties as debtors-in-possession. Prior to FTS’s bankruptcy filing, Kmart was a party to a master agreement with FTS that provided FTS with a non-transferable, exclusive right and license to operate the footwear departments in Kmart stores. Pursuant to that agreement, subsidiaries of Meldisco, substantially all of which were 49% owned by Kmart and 51% owned by FTS, operated the footwear departments pursuant to license agreements between those subsidiaries and Kmart.
On August 12, 2004, FTS filed a motion with the bankruptcy court to assume the master agreement and the license agreements. On September 30, 2004, Kmart objected to that motion, and also filed a separate motion to terminate the master agreement and the license agreements because of various defaults by FTS under the master agreement. On February 16, 2005, the bankruptcy court overruled one of Kmart’s objections to assumption of

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the master agreement. On May 10, 2005, the bankruptcy court denied Kmart’s motion to terminate the master agreement based on one of FTS’s defaults.
On March 4, 2005, Kmart filed a motion with the bankruptcy court for relief from the automatic stay to cause FTS to vacate stores that would be converted to the Sears Essentials format. On May 10, 2005, the bankruptcy court granted Kmart’s motion. On May 16, 2005, the bankruptcy court ordered FTS to vacate 38 future Sears Essentials stores. On May 24, 2005, FTS moved for reconsideration of the May 16, 2005 order. On June 24, 2005, the bankruptcy court denied FTS’s motion for reconsideration. On July 7, 2005, the bankruptcy court ordered FTS to vacate 10 additional stores that will be converted to the Sears Essentials format.
On July 2, 2005, FTS and Kmart entered into a comprehensive settlement agreement that resolved all outstanding disputes between Kmart and FTS. On August 25, 2005, the bankruptcy court entered an order approving the settlement agreement, and, consistent with the terms of the settlement agreement, permitting FTS and Kmart to amend and FTS to assume the master agreement. Among other things, the settlement (i) requires FTS to pay Kmart $45 million to cure its monetary defaults under the master agreement, (ii) provides that the master agreement will terminate at the end of 2008 rather than in 2012, (iii) eliminates Kmart’s equity interests in the Meldisco subsidiaries effective as of January 2, 2005 in exchange for payments to Kmart based on a set percentage of gross sales, and (iv) permits Kmart to require FTS to vacate up to 550 stores that close or convert to the Sears Essentials format, provided that Kmart buys FTS’s inventory at each converting or closing store at book value. The settlement also permits Kmart to require FTS to vacate additional closing or converting stores in exchange for a per-store fee.
As a result of the bankruptcy court approving the settlement agreement, on August 26, 2005, FTS made the $45 million cure payment to Kmart. As the amount received exceeded the $24 million receivable as of July 30, 2005, Holdings will record a gain of $21 million in the third quarter of 2005. The cure payment is a final settlement of all of Kmart’s claims in respect of its interest in the Meldisco businesses through and including August 25, 2005.
In addition, in late August and early September 2005, Kmart received payments totaling approximately $15 million for additional licensee fees earned from January 2, 2005 to August 27, 2005. This amount will be recognized as additional merchandise sales and service revenue in the third quarter of 2005.
FTS filed a proposed plan of reorganization with the bankruptcy court on November 12, 2004. Kmart’s results with respect to the footwear master agreement may be affected by whether (i) FTS obtains bankruptcy court approval of its plan of reorganization and successfully emerges from bankruptcy or (ii) FTS is able to successfully manage its business in the future and achieve the results projected in its plan of reorganization.
As of July 30, 2005, ESL owned 9.9% of the common stock of FTS.
NOTE 15 — RELATED PARTY DISCLOSURE
The Company’s Board of Directors has delegated authority to direct investment of the Company’s surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of the Company’s Board of Directors and is the Chairman and Chief Executive Officer of ESL. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on behalf of the Company. ESL owned approximately 39% of the Company’s common stock as of July 30, 2005.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
NOTE 16 — FINANCIAL GUARANTEES
The Company issues various types of guarantees in the normal course of business. The Company had the following guarantees outstanding as of July 30, 2005:

millions

Standby letters of credit	760
Import letters of credit	517
Secondary lease obligations	92
Performance guarantee	52
The secondary lease obligations relate to certain store leases of previously divested Sears businesses. The Company remains secondarily liable if the primary obligor defaults. As of July 30, 2005, the Company had a $19 million liability recorded in other liabilities which represents the Company’s current estimate of potential obligations related to these leases.
The performance guarantee relates to certain municipal bonds issued in connection with the Company’s headquarters building. This guarantee expires in 2007.
NOTE 17 — SUMMARY OF SEGMENT DATA
Holdings is continuing the process of integrating Kmart and Sears. A new senior management team was established for Holdings during April 2005. To date, for purposes of reviewing results of operations and making asset-allocation decisions, senior management has continued to utilize principally the reporting structures which existed independently for Sears and Kmart prior to the merger. As a result, the Company currently has three reportable segments: Kmart, Sears Domestic and Sears Canada, compared to one segment in the prior year. The accompanying summary of segment data for the 26-week period ended July 30, 2005 includes the results of operations of Sears subsequent to March 24, 2005, the date of acquisition. Sears Canada’s results are reported to Holdings on a one-month lag. Therefore, the results of operations for the 13-week period ended July 30, 2005 include operating results for Sears Canada for the period from April 3, 2005 to

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
July 2, 2005. For the 26-week period ended July 30, 2005, the results of operations include operating results for Sears Canada from March 25, 2005 to July 2, 2005.

	For the 13 Weeks Ended
millions	July 30, 2005				July 28, 2004
				Sears	Sears
	Kmart	Sears		Holdings	Holdings
		Domestic	Canada

Merchandise sales and services	$4,642	$7,337	$1,135	$13,114	$4,797
Credit and financial products revenues	—	—	78	78	—

Total revenues	4,642	7,337	1,213	13,192	4,797
Costs and expenses
Cost of sales, buying and occupancy	3,538	5,180	832	9,550	3,607
Selling and administrative	955	1,718	311	2,984	983
Depreciation and amortization	10	235	35	280	4
Gain on sales of assets	(2)	—	(2)	(4)	(72)
Provision for uncollectible accounts	—	—	16	16	—
Restructuring Charges	42	—	—	42	—

Total costs and expenses	4,543	7,133	1,192	12,868	4,522

Operating income	$99	$204	$21	$324	$275

Total assets	$7,533	$18,628	$4,279	$30,440	$6,616

	For the 26 Weeks Ended
millions	July 30, 2005				July 28, 2004
				Sears	Sears
	Kmart	Sears		Holdings	Holdings
		Domestic	Canada

Merchandise sales and services	$9,164	$10,338	$1,229	$20,731	$9,424
Credit and financial products revenues	—	—	87	87	—

Total revenues	9,164	10,338	1,316	20,818	9,424

Costs and expenses
Cost of sales, buying and occupancy	7,000	7,304	901	15,205	7,152
Selling and administrative	1,899	2,462	338	4,699	1,928
Depreciation and amortization	20	327	40	387	8
Gain on sales of assets	(8)	—	(2)	(10)	(104)
Provision for uncollectible accounts	—	—	17	17	—
Restructuring Charges	45	—	—	45	—

Total costs and expenses	8,956	10,093	1,294	20,343	8,984

Operating income	$208	$245	$22	$475	$440

Total assets	$7,533	$18,628	$4,279	$30,440	$6,616

NOTE 18 — LEGAL PROCEEDINGS
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and certified the consolidated action as a class action. Discovery is underway. The trial is scheduled to begin in June 2006.

•	On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears, certain officers and directors, and alleged fiduciaries of Sears’ 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in Sears’ common shares and alleged communications made to Plan participants regarding Sears’ financial condition. The Court has consolidated these actions and certified the consolidated action as a class action. Discovery is underway. No trial date has been set.

•	On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York (the “New York Court”) against Sears (as a nominal defendant) and certain current and former directors seeking damages on behalf of Sears. The complaint purports to allege a breach of fiduciary duty by the directors with respect to Sears’ management of its credit business. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois (the “Illinois State Court”), and a third was filed in the United States District Court for the Northern District of Illinois. The New York Court derivative suit was dismissed on June 21, 2004 and the plaintiff has appealed. The two Illinois State Court derivative suits were dismissed on September 30, 2004. The order of dismissal became final on December 1, 2004, and the time to appeal has expired. The Illinois federal court suit has been stayed pending resolution of the New York Court derivative action.

•	On June 17, 2003, an action was filed in the Northern District of Illinois against Sears and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. An amended complaint has been filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. The defendants filed motions to dismiss the action. On September 24, 2004, the court granted these motions in part, and denied them in part. The court dismissed the claims related to the March 18 and May 21, 2002 note offerings because the plaintiff did not purchase notes in those offerings. The court dismissed the Section 10(b) and Rule 10b-5 claims against several of the individual defendants because the plaintiff failed to adequately plead such claims. The court sustained the remaining claims. By leave of court, the plaintiffs filed a second amended complaint on November 15, 2004. Defendants (other than one of the underwriter defendants) filed motions to partially dismiss the second amended complaint on January 10, 2005. The court’s decision on those motions remains pending. The defendant that did not move to partially dismiss filed an answer to the second amended complaint on January 28, 2005, denying all liability.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
together with Kmart, Edward S. Lampert, William C. Crowley and other affiliated entities, alleging breach of fiduciary duty in connection with the merger. The plaintiffs allege that the merger favors interested defendants by awarding them disproportionate benefits, and that the defendants failed to take appropriate steps to maximize the value of a merger transaction for Sears’ stockholders. The actions have been consolidated, and an amended complaint was filed in early January 2005. The amended complaint asserts similar breach-of-fiduciary duty claims, as well as alleging that defendants have made insufficient and misleading disclosures in connection with the mergers, and seeks injunctive relief. The plaintiffs have moved for expedited discovery. On February 1, 2005, the court granted the defendants’ motion to stay or dismiss these actions in favor of the pending New York actions discussed below. Accordingly, these actions are stayed pending resolution of the New York actions. Plaintiffs have appealed the stay order to the Appellate Court of Illinois-First District, and briefing on that appeal is complete.

•	Two actions were filed in the Supreme Court of the State of New York, New York County, asserting substantially similar claims against Sears and certain of its officers and directors. The parties agreed to consolidate these two actions. Pending consolidation, the defendants moved to dismiss the complaint in both actions for lack of standing and failure to state a cause of action. On February 15, 2005, the Court ordered that the two cases be consolidated as a single action. On February 16, 2005, the plaintiffs filed a superceding consolidated amended class action complaint. The amended complaint asserts claims on behalf of a purported class of Sears’ stockholders against Sears and certain of its officers and directors for breach of fiduciary duty in connection with the merger on the grounds that defendants allegedly failed to take proper steps to maximize the value of a merger transaction for Sears’ stockholders. Additionally, the plaintiffs claim that the defendants made insufficient and misleading disclosures in connection with the mergers. The amended complaint also names Kmart, Edward S. Lampert and ESL, Inc. as defendants on the grounds that they aided and abetted the alleged breaches of fiduciary duty. The amended complaint seeks provisional and permanent injunctive relief, as well as damages. On March 24, 2005, the Court denied plaintiffs’ motions for expedited discovery and a preliminary injunction against the closing of the mergers. On July 29, 2005, the Court granted all defendants’ motions to dismiss the action with prejudice. The time to appeal has expired, and plaintiffs have not filed an appeal.

•	One action has been filed in the United States District Court for the Northern District of Illinois. This action asserts claims under the federal securities laws on behalf of a purported class of Sears’ stockholders against Sears and Alan J. Lacy, for allegedly failing to make timely disclosure of merger discussions with Kmart during the period November 8 through 16, 2004, and seeks damages. The court appointed a lead plaintiff and lead counsel, and an amended complaint was filed on March 11, 2005. The amended complaint, names Edward S. Lampert and ESL Partners, L.P., as additional defendants, and purports to assert claims on behalf of sellers of Sears stock during the period September 9 through November 16, 2004. All defendants have moved to dismiss, and briefing on the motions was completed in early July.
Effective May 11, 2005, Sears terminated for cause its Master Services Agreement (the “Agreement”) with Computer Sciences Corporation (“CSC”). CSC has been providing information technology infrastructure support services, including desktops, servers, and systems to support Sears-related websites, voice and data networks and decision support technology to Sears and its subsidiaries under the 10-year Agreement entered into in June 2004. CSC is obligated to continue providing these services for an extended period following termination of the Agreement. CSC disputes Sears’ assertion that grounds for termination for cause existed and claims that, as a result of terminating this Agreement, Sears is liable to CSC for damages.
CSC had filed a lawsuit in the United States District Court for the Northern District of Illinois (the “District Court”) on March 18, 2005 seeking a declaratory judgment that CSC was not in material breach of the Agreement and an injunction to prevent Sears from terminating the Agreement for cause. On April 14, 2005, the District Court denied CSC’s motion for a preliminary injunction and granted Sears’ motion to compel arbitration. On April 22, 2005, the District Court denied CSC’s motion for reconsideration of the District Court’s April 14th ruling, and CSC appealed the District Court’s ruling to the United States Court of Appeals for

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the Seventh Circuit. That appeal remains pending. On April 14, 2005, CSC filed an emergency claim with the American Arbitration Association (“AAA”), seeking to enjoin Sears from terminating the Agreement for cause. The AAA denied CSC’s request for emergency relief on April 18, 2005. In compliance with the District Court’s order compelling arbitration, the parties began selecting an arbitration panel. While arbitrator selection was in progress, the parties agreed to suspend arbitration and the appeal while they voluntarily mediate their disputes. Mediation and settlement efforts are ongoing.
In March 2002, a class action was filed in the United States District court for the Eastern District of Michigan on behalf of participants or beneficiaries of the Kmart Corporation Retirement Savings Plan against various current and former employees and former directors of Kmart Corporation alleging breach of fiduciary duty under the Employee Retirement Income Security Act for excessive investment in the Predecessor Company’s stock, failure to provide complete and accurate information about the Predecessor Company’s common stock and failure to provide accurate information regarding the Predecessor Company’s financial condition. In July 2002, the plaintiffs filed proofs of claim with the bankruptcy court in an aggregate amount of $180 million. In July 2005, tentative agreement was reached to settle this action. The settlement is subject to final court approval. Kmart is not a defendant in this action, and the settlement is expected to be fully covered by insurance.
In November 2003, the Creditor Trust created pursuant to the Predecessor Company’s plan of reorganization (the “Creditor Trust”) filed suit in the Oakland County (Michigan) Circuit Court against six former executives of the Predecessor Company ( the “ Officer Defendants”) and PricewaterhouseCoopers LLP, the Predecessor Company’s independent auditor. The allegations against the Officer Defendants include violations of their fiduciary duty and breach of contract related to their employment agreements with the Predecessor Company. Kmart is not a defendant in this action. The claims against the Officer Defendants were ordered to arbitration by the Oakland County Circuit Court based on the terms of the employment agreements. In July 2005, in the first of six scheduled arbitrations involving the Officer Defendants, the arbitration panel found in favor of the Predecessor Company’s former chief executive officer, Charles Conaway, on all of the Creditor Trust’s claims against him.
The Creditor Trust has also filed complaints in the United States Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”) against four of the Predecessor Company’s former executives to recover amounts aggregating approximately $2 million paid to them as retention loans. The former executives filed counterclaims/third party complaints against the Creditor Trust and Kmart requesting that the Bankruptcy Court set-off whatever contractual severance payments they were entitled to receive against the amounts of the retention loans. Kmart filed motions to dismiss the counterclaims, which the Bankruptcy Court has now granted.
In Capital Factors v. Kmart Corporation, the United States District Court for the Northern District of Illinois ruled that the Bankruptcy Court did not have the authority to authorize the payment of pre-petition claims of certain trade vendors by the Company. An appeal of the ruling and subsequent motions for rehearing were denied. In order to satisfy its fiduciary responsibility to pursue claims against the critical vendors during the pendency of the appeal, in January 2004 the Company filed suit against a total of 1,189 vendors that received these payments seeking to recover in excess of $174 million paid to the critical vendors. To date, Kmart has settled approximately 700 critical vendor claims for a total recovery which the Company values at approximately $60 million.
Kmart is a defendant in a pending pre-petition nationwide class action relating to proper access to facilities for the disabled under the Americans with Disabilities Act. The class action is pending in the United States District Court in Denver, Colorado. On July 14, 2005, the court certified a nationwide class of Kmart’s approximately 1,500 stores. On August 22, 2005, the 10th Circuit Court of Appeals granted Kmart leave to file an interlocutory

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
appeal challenging class certification. At the same time, the parties are engaged in settlement discussions. The Company is not presently able to determine the outcome of this case.
As previously reported in Kmart’s Annual Report on Form 10-K for its fiscal year ended January 26, 2005, the staff of the SEC has been investigating, and the U.S. Attorney for the Eastern District of Michigan has undertaken an inquiry into, the manner in which Kmart recorded vendor allowances before a change in accounting principles at the end of fiscal 2001 and the disclosure of certain events bearing on the Predecessor Company’s liquidity in the fall of 2001. Kmart has cooperated with the SEC and the U.S. Attorney’s office with respect to these matters.
On August 23, 2005, the SEC filed a complaint in the United States District Court for the Eastern District of Michigan against the Predecessor Company’s former chief executive officer and its former chief financial officer alleging that they misled investors about the Predecessor Company’s liquidity and related matters in the months preceding its bankruptcy in violation of federal securities law. The complaint seeks permanent injunctions, disgorgement with interest, civil penalties and officer and director bars. Kmart is not named as a defendant in the action. In its press release announcing the filing of the complaint, the SEC stated that its Kmart investigation is continuing.
On August 30, 2005, the SEC filed civil and administrative proceedings against two former Kmart Corporation employees and two former employees of a Kmart vendor. In the administrative proceedings, the SEC alleges that the respondents caused Kmart to improperly recognize certain vendor allowances in fiscal year 2000, resulting in an overstatement of Kmart’s fourth quarter 2000 earnings by slightly less than one percent. In settling the matters, the respondents neither admitted nor denied the allegations. Kmart is not named as a respondent in any of the proceedings.
The Creditor Trust was determined to be the preferred available mechanism for resolving any legal claims the Company might have based on information from these investigations. The trustee of the Creditor Trust is charged with responsibility for determining which claims to pursue and, thereafter, litigating the claims. As discussed above, the Creditor Trust has commenced litigation against former officers of the Predecessor Company based on information from these investigations.
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
NOTE 19 — EFFECT OF NEWLY RELEASED ACCOUNTING STANDARDS
There were no accounting standards issued during the quarter ended July 30, 2005 that are reasonably likely to affect the Company’s consolidated financial statements.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 20 — SUBSEQUENT EVENTS
FTS Settlement
On August 25, 2005, the United Sates Bankruptcy Court for the Southern District of New York entered an order to allow FTS and Kmart to amend and FTS to assume the master agreement between Kmart and FTS consistent with the terms of the July 2, 2005 settlement agreement previously reached between Kmart and FTS. See further discussion of this matter in Note 14.
Sales of Sears Canada Credit Card Business
On August 31, 2005, Sears Canada announced that it had entered into an agreement to sell its Credit and Financial Services business to JP Morgan Chase & Co. The sale is expected to generate cash proceeds to Sears Canada of $1.8 billion and close by the end of 2005, subject to regulatory approvals and closing conditions. Although Sears Canada has not yet made any final determination as the use of the proceeds, it expects to return a substantial portion of the proceeds to shareholders.
Hurricane Katrina
In late August of 2005, approximately 20 Sears and Kmart stores and facilities located in the states of Louisiana and Mississippi were damaged by Hurricane Katrina. The Company expects the majority of any losses incurred to be covered by insurance.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
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
OVERVIEW AND CONSOLIDATED OPERATIONS
Overview
Sears Holdings Corporation (“Holdings” or the “Company”) was formed for the purpose of consummating the business combination of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). On March 24, 2005, Kmart and Sears completed their previously announced merger pursuant to the Agreement and Plan of Merger, dated as of November 16, 2004 (the “Merger Agreement”). Upon the consummation of the merger, Kmart and Sears became wholly-owned subsidiaries of Holdings. Holdings is the nation’s third largest broadline retailer with approximately 2,300 full-line and 1,200 specialty retail stores in the United States operating through Kmart and Sears and 368 full-line and specialty stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 54%-owned subsidiary.
The merger has been treated as a purchase business combination for accounting purposes, with Kmart designated as the acquirer. As such, the historical financial statements of Kmart became the historical financial statements of Holdings, the registrant. The accompanying condensed consolidated statements of operations and cash flows for the 26-week period ended July 30, 2005 include the results of operations of Sears from March 25, 2005 forward. Therefore, the results for the 26-week period ended July 30, 2005 include approximately 18 weeks of Sears’ results and 26 weeks of Kmart’s results.
Effective March 23, 2005, the Company changed its fiscal year from the last Wednesday in January to the Saturday closest to January 31st. The change in fiscal year end reflects a change of only three days. Therefore, the historical financial statements have not been recast to reflect this change. The results of operations for Sears Canada are reported to Holdings on a one-month lag. Therefore, the statement of operations for the 13-week period ended July 30, 2005 includes operating results for Sears Canada from April 3, 2005 to July 2, 2005. For the 26-week period ended July 30, 2005, the statement of operations includes operating results for Sears Canada from March 25, 2005 to July 2, 2005.
Under the terms of the Merger Agreement, Kmart shareholders received one share of Holdings common stock for each Kmart share owned. Approximately 94.9 million shares of Holdings common stock were issued in exchange for all outstanding common stock of Kmart based on the one-for-one ratio. Sears shareholders had the right to elect $50 in cash or 0.5 of a share of Holdings common stock for each Sears share owned. Sears shareholder elections were prorated to ensure that, in the aggregate, 55 percent of Sears shares were converted into Holdings shares and 45 percent of Sears shares were converted to cash. Restricted shares of Sears common stock at the effective date were converted into Holdings common stock on a 0.5 for 1 basis. In aggregate, approximately 62.2 million shares of Holdings common stock were issued to Sears shareholders at a value of approximately $6.5 billion (based on the average closing price of $104.33 of Kmart’s common stock during the period from November 15, 2004 through November 19, 2004, two business days before and after the date the merger was announced). In addition, approximately $5.4 billion in cash was paid in consideration for (i) all outstanding common stock of Sears, based upon the proration provisions of the Merger Agreement, and (ii) all outstanding stock options of Sears. Including transaction costs of $18 million, the total consideration paid was approximately $11.9 billion.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
The merger created a new retail company with significant earnings and cash flow opportunities as a result of the scale of the combined company. Through the leading proprietary brands owned by Sears and those exclusively offered by Kmart, Holdings believes that the Company’s retail operations will be able to better distinguish themselves from competitors.
The combination also expands the points of distribution for Sears and Kmart products in key markets, especially in Kmart’s urban and high-density suburban locations where the Company believes itself to have a competitive advantage relative to other retailers. The advantages include Kmart’s and Sears’ name recognition in these locations. In addition, the merger will accelerate Sears’ strategy for stand-alone stores located outside of malls, with Kmart’s real estate adding important urban and high–density suburban locations, resulting in more rapid and lower-cost store base growth than Sears would have been able to accomplish on its own.
Holdings expects to realize significant synergies as a result of the merger between Kmart and Sears. The synergies include increased revenue through cross-selling proprietary brands and converting off-mall Kmart locations to the Sears nameplate, cost savings through improved merchandising and non-merchandising procurement, improved logistics and supply chain management and the consolidation of shared headquarters functions and corporate services. All such synergies should positively impact the Company’s earnings and create value for shareholders.
To date during 2005, Holdings has executed certain actions to achieve the objectives discussed above, including:
•	launching and continuing the roll-out of Sears Essentials, the Company’s newest off-mall format. This mid-size store format offers customers the “best of both,” meeting the everyday needs of customers as well as offering more-destination-focused purchase categories. As of July 30, 2005, Holdings had opened 32 Sears Essentials stores and expects to have approximately 50 Sears Essentials stores operating by the end of 2005. The Company believes that Sears Essentials represents an important strategic initiative and will continue to refine and improve the Sears Essentials format to incorporate learnings from stores opened to date. Holdings currently plans to convert approximately 400 Kmart stores to the Sears Essentials format over the next two to three years;

•	integrating the home office functions of Kmart and Sears to reduce the overall cost structure of Holdings. As of July 30, 2005, Holdings has eliminated approximately 1,400 positions between Sears’ and Kmart’s combined home office functions. In addition, a majority of the 513 Kmart associates who were offered and accepted relocation opportunities have been relocated to Holdings’ corporate headquarters in Hoffman Estates, Illinois or its Dallas, Texas transaction processing center as of July 30, 2005;

•	introducing select Sears private label brands into nine Kmart stores, thus enabling the Company to better differentiate itself from other mass market retailers. The Company expects to continue expansion of the Craftsman and Kenmore brands of Sears into Kmart locations and will continue to evaluate putting brands exclusive to Kmart into Sears locations;

•	remodeling certain Kmart stores, where the expected financial returns merit the required capital outlay, to include broad offerings within home appliance (four stores as of July 30, 2005), hardware (nine stores as of July 30, 2005), and lawn and garden products (four stores as of July 30, 2005). The Company expects to offer home appliances in approximately 50 Kmart stores by the end of 2005. The Company intends to continue its rollout of home appliances, including Sears Kenmore products, into both Sears Essentials and Kmart locations over the next several years as a means of expanding its points of distribution in response to competitor outlet growth;

•	completing a national roll-out of Sears credit card payment acceptance to all Kmart locations;

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
•	improving efficiencies and cost effectiveness of the supply chain, including the identification of transportation synergies and the consolidation of international buying offices; and

•	lowering the fixed costs associated with marketing expenditures by reducing the number of creative agencies utilized by Sears.
Results of Operations
The condensed consolidated statements of operations for the 13- and 26-week periods ended July 30, 2005 are not comparable to the prior year periods because the prior year periods do not include Sears results. Additionally, the statement of operations for the 26-week period ended July 30, 2005 is not representative of the Company’s on-going results as it only includes Sears’ results of operations from March 25, 2005 forward. Therefore, the Company believes that an understanding of its reported results, trends and on-going performance is not complete without presenting results on a pro forma basis.
The Holdings consolidated results of operations on both a reported and pro forma basis are summarized below. The pro forma adjustments are described on page 37.
The unaudited pro forma financial information in the tables below summarizes the combined results of operations of Kmart and Sears for the 13-week period ended July 28, 2004 and 26-week periods ended July 30, 2005 and July 28, 2004 as though the companies had been combined as of the beginning of 2004. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each period, or that may result in the future. In addition, the following pro forma information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the merger.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004

	Reported		Pro forma
	13 Weeks Ended		13 Weeks Ended
	July 30,	July 28,	July 30,	July 28,
millions, except per common share data	2005	2004	2005	2004

Merchandise sales and services	$13,114	$4,797	$13,114	$13,391
Credit and financial products revenues	78	—	78	81

Total revenues	$13,192	$4,797	$13,192	$13,472

Cost of sales, buying and occupancy	9,550	3,607	9,550	9,914
Gross margin rate	27.2%	24.8%	27.2%	26.0%

Selling and administrative	2,984	983	2,984	3,035
Selling and administrative expense as a percentage of total revenues	22.6%	20.5%	22.6%	22.5%

Depreciation and amortization	280	4	280	305
Provision for uncollectible accounts	16	—	16	10
Gain on sales of assets	(4)	(72)	(4)	(77)
Restructuring charges	42	—	42	41

Total costs and expenses	12,868	4,522	12,868	13,228

Operating income	324	275	324	244
Interest expense, net	(72)	(33)	(72)	(90)
Bankruptcy-related recoveries	15	5	15	5
Other income	2	—	2	24

Income before income taxes, minority interest and cumulative effect of change in accounting principle	269	247	269	183
Income taxes	103	93	103	69
Minority interest	5	—	5	4

Income before cumulative effect of change in accounting principle	161	154	161	110
Cumulative effect of change in accounting principle, net of tax	—	—	—	—

NET INCOME	$161	$154	$161	$110

Diluted earnings per share before cumulative effect of change in accounting principle	$0.98	$1.54	$0.98	$0.67
Diluted earnings per share	$0.98	$1.54	$0.98	$0.67

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004

	Reported		Pro forma
	26 Weeks Ended		26 Weeks Ended
	July 30,	July 28,	July 30,	July 28,
millions, except per common share data	2005	2004	2005	2004

Merchandise sales and services	$20,731	$9,424	$25,782	$26,073
Credit and financial products revenues	87	—	173	168

Total revenues	$20,818	$9,424	$25,955	$26,241

Cost of sales, buying and occupancy	15,205	7,152	18,877	19,341
Gross margin rate	26.7%	24.1%	26.8%	25.8%

Selling and administrative	4,699	1,928	6,024	5,987
Selling and administrative expense as a percentage of total revenues	22.6%	20.5%	23.2%	22.8%

Depreciation and amortization	387	8	563	588
Provision for uncollectible accounts	17	—	33	26
Gain on sales of assets	(10)	(104)	(11)	(113)
Restructuring charges	45	—	45	41

Total costs and expenses	20,343	8,984	25,531	25,870

Operating income	475	440	424	371
Interest expense, net	(114)	(61)	(147)	(185)
Bankruptcy-related recoveries	32	12	32	12
Other income	11	3	21	49

Income before income taxes, minority interest and cumulative effect of change in accounting principle	404	394	330	247
Income taxes	155	149	144	95
Minority interest	7	—	13	7

Income before cumulative effect of change in accounting principle	242	245	173	145
Cumulative effect of change in accounting principle, net of tax	(90)	—	(90)	—

NET INCOME	$152	$245	$83	$145

Diluted earnings per share before cumulative effect of change in accounting principle	$1.66	$2.47	$1.06	$0.89
Diluted earnings per share	$1.05	$2.47	$0.51	$0.89
Holdings Reported Results
13-week period ended July 30, 2005 compared to the 13-week period ended July 28, 2004
The increase in total revenues was due primarily to the addition of Sears revenues of $8.6 billion in 2005, partially offset by a decline in Kmart’s revenues due to a reduction in the number of total Kmart stores and a comparable store sales decline of 0.3%. While Kmart’s same-store sales declined as a result of lower transaction volumes, the decline has lessened as the year has progressed and several businesses, including apparel, had positive same-store sales during the period.
The increase in gross margin as a percentage of merchandise sales and services revenue was due primarily to the inclusion of Sears, which had a higher overall gross margin rate than Kmart in the current year quarter, partially offset by a decrease in Kmart’s gross margin rate. The decline in Kmart’s gross margin rate in the

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
current year quarter is due primarily to the effects of a favorable inventory shrink adjustment which increased gross margin in the prior year quarter. Kmart’s gross margin rate was favorably impacted in the current year quarter by lower vendor costs and an increase in sales within the more profitable apparel product lines, and negatively impacted by increased promotional markdowns.
The increase in selling and administrative expenses as a percentage of total revenues was due primarily to the addition of Sears, which had a higher cost structure than Kmart in the current year quarter. Sears Domestic selling and administrative expenses as a percentage of total revenues were 23.4% for the quarter compared to 20.6% for Kmart.
Depreciation and amortization increased to $280 million for the current year quarter compared to $4 million in the prior year quarter due to the addition of Sears in the current year quarter, which accounts for $270 million of the combined expense.
Restructuring charges recognized in the current year quarter relate to relocation assistance and employee termination-related costs associated with Holdings’ home office integration efforts. The charges include $33 million of relocation assistance for 513 Kmart associates who have accepted relocation offers and $9 million for costs associated with severance, benefits and outplacement services offered to approximately 660 Kmart associates.
Operating income for the quarter increased $49 million reflecting the inclusion of Sears, which had a total of $225 million in operating income, in the current year quarter, partially offset by the $42 million in restructuring charges recognized in the current year period, the favorable inventory shrink adjustment included in the prior year period, and $68 million less in gains on the sale of assets realized by Kmart in the current year.
Interest expense increased as a result of the inclusion of Sears debt in the current year period. Bankruptcy-related recoveries of $15 million were recognized during the second quarter of 2005 compared to $5 million in the prior year period. These amounts are related to recoveries from vendors who had received cash payment for pre-petition obligations. The effective tax rate increased to 38.3% in 2005 from 37.7% in 2004, with the increase primarily attributable to the inclusion of Sears in the current year period.
26-week period ended July 30, 2005 compared to the 26-week period ended July 28, 2004
The increase in total revenues was due primarily to the addition of Sears revenues of $11.7 billion in 2005, partially offset by a decline in Kmart’s revenue due to a reduction in the number of total Kmart stores and a comparable store sales decline of 1.8%. While Kmart’s same-store sales declined as a result of lower transaction volumes, the decline has lessened as the year has progressed and several businesses, including apparel, had positive same-store sales during the second quarter of 2005.
The increase in gross margin as a percentage of merchandise sales and services revenue was due primarily to the inclusion of Sears, which had a higher overall gross margin rate than Kmart in the current year period, partially offset by a decrease in Kmart’s gross margin rate. The decline in Kmart’s gross margin rate in the current year period is due primarily to the effects of a favorable inventory shrink adjustment which increased gross margin in the second quarter of 2004. In addition, the Kmart gross margin rate was favorably impacted in the current year period by lower vendor costs and an increase in sales within the more profitable apparel product lines, and negatively impacted by increased promotional markdowns.
The increase in selling and administrative expenses as a percentage of total revenues reflects the inclusion of Sears, which had a higher cost structure than Kmart in the current year period. Sears Domestic selling and administrative expenses as a percentage of total revenues were 23.8% for the 26-week period ended July 30,

2005 compared to 20.7% for Kmart for that period.
Depreciation and amortization increased to $387 million for the 26-week period ended July 30, 2005 compared to $8 million in the prior year period due to the addition of Sears in the current year period, which accounts for $367 million of the combined expense.
Restructuring charges for the 26-week period ended July 30, 2005 relate to relocation assistance and employee termination-related costs associated with Holdings’ home office integration efforts. The charges include $33 million of relocation assistance for 513 Kmart associates who have accepted relocation offers and $12 million for costs associated with severance, benefits and outplacement services offered to approximately 660 Kmart associates.
Operating income for the 26-week period ended July 30, 2005 increased $35 million reflecting the inclusion of Sears, which had a total of $267 million in operating income in the 26-week period ended July 30, 2005, partially offset by the restructuring charges of $45 million recognized in the current year period, $94 million less in gains on the sale of assets realized this year, and the favorable inventory shrink adjustment included in the prior year period.
Interest expense increased as a result of the inclusion of Sears debt in the current year period, as well as additional interest expense incurred upon the conversion of Kmart’s 9% subordinated convertible notes. Bankruptcy-related recoveries represent amounts recognized from vendors who had received cash payment for pre-petition obligations. The effective tax rate increased to 38.4% in 2005 from 37.8% in 2004, with the increase primarily attributable to the inclusion of Sears in the current year period.
Effective January 30, 2005, the Company determined that it would be preferable to conform one of the accounting practices utilized by Kmart to that of Sears. The Company changed its method of accounting for certain indirect overhead costs from inventoriable costs to period expenses. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes”, changes in accounting policy to conform the acquirer’s policy to that of the acquired entity are treated as a change in accounting principle. As a result of the accounting change, the Company recorded a charge of $90 million, net of taxes, in the first quarter of 2005 for the cumulative effect of change in accounting principle. The charge represents the amount of indirect costs reflected within inventory at the beginning of 2005.
Holdings Pro Forma Results
The following discussion of Holdings’ pro forma results is provided to facilitate an understanding of Holdings’ trends and on-going performance.
13-week period ended July 30, 2005 compared to the pro forma 13-week period ended July 28, 2004
Total revenues declined 2.1% for the quarter as declines of 3.0% and 3.2% at Sears Domestic and Kmart, respectively, were partially offset by a 9.5% revenue increase at Sears Canada, primarily driven by favorable exchange rates. Domestic comparable store sales were down 4.4% in the aggregate, with Sears Domestic and Kmart comparable store sales declining 7.4% and 0.3%, respectively. The Sears Domestic sales decrease primarily reflects efforts initiated in 2005 to improve gross margin rates by reducing reliance on certain promotional events and reducing inventory levels to lower merchandise holding costs. Sears Domestic merchandise inventories totaled $4.9 billion as of July 30, 2005 compared to pro forma Sears Domestic merchandise inventories of $5.6 billion as of July 31, 2004, which represents a reduction of approximately 12.5% compared to a 3.0% overall decline in Domestic Sears revenues for the quarter.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
Gross margin as a percentage of merchandise sales and services revenue improved 120 basis points to 27.2%, due primarily to a 270 basis point improvement in the Sears Domestic gross margin rate. The Sears Domestic gross margin rate increase was a result of improved inventory management and the utilization of more targeted clearance and promotional markdowns versus historical reliance on storewide events. Kmart’s gross margin rate for the quarter decreased to 23.8% compared to 24.8% in the prior year quarter due primarily to the favorable inventory shrink adjustment included in the prior year period. Kmart’s gross margin rate was positively impacted by lower vendor costs and an increase in sales within the more profitable apparel product lines, and negatively impacted by increased promotional markdowns.
While selling and administrative expenses decreased slightly, selling and administrative expenses as a percentage of total revenues increased modestly as decreases in payroll and related expenditures resulting from cost saving initiatives were offset by reduced expense leverage given lower overall sales.
Restructuring charges for the quarter relate to relocation assistance and employee termination-related costs associated with Holdings’ home office integration efforts. The charges recorded in the second quarter of 2005 include $33 million of relocation assistance for 513 Kmart associates who have accepted relocation offers and $9 million for costs associated with severance, benefits and outplacement services offered to approximately 660 Kmart associates. The $41 million charge recorded in the comparable prior year period reflects a charge recorded at Sears in the second quarter of 2004 as part of a productivity initiative.
Operating income for the quarter increased $80 million reflecting an increase in gross margin rate, lower selling and administrative expenses and lower depreciation and amortization, partially offset by $73 million less in gains on the sale of assets realized in the current year versus the prior year period.
Interest expense declined $18 million due primarily to a lower average debt balance at Sears Domestic and lower interest expense at Sears Canada as a result of the Canadian credit card securitizations qualifying for sale treatment. As a result, the securitized credit card receivables and related borrowings are no longer recorded within the financial statements of Holdings. In the prior year period, Sears Canada receivables and related borrowings recorded within securitization trusts were consolidated.
Pro forma 26-week period ended July 30, 2005 compared to the pro forma 26-week period ended July 28, 2004
Total revenues declined 1.1% for the 26-week period ended July 30, 2005. Domestic comparable store sales were down 3.9% in the aggregate, with Sears Domestic comparable store sales declining 5.5% and Kmart comparable store sales declining 1.8%. The Sears Domestic decrease primarily reflects efforts initiated in 2005 to improve gross margin rates by reducing reliance on certain promotional events and reducing inventory levels to lower merchandise holding costs.
Gross margin as a percentage of merchandise sales and services revenue improved 100 basis points to 26.8% due primarily to a 200 basis point improvement in the Sears Domestic gross margin rate as a result of improved inventory management and the utilization of more targeted clearance and promotional markdowns versus historical reliance on storewide events. Kmart’s gross margin rate for the current year period was 23.6% compared to 24.1% in the prior year period. The decline in Kmart’s gross margin rate for the current year period is due primarily to a favorable inventory shrink adjustment included in the prior year period and increased promotional markdowns, offset in part by lower vendor costs.
Selling and administrative expenses as a percentage of total revenues increased as decreases in payroll and related expenditures resulting from cost saving initiatives were offset by lower expense leverage given lower overall sales and an increase in expenses for local advertising programs at Kmart.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
Restructuring charges for the current year period totaled $45 million compared to $41 million for the comparable prior year period. The current year period charges are related to relocation assistance and employee termination-related costs associated with Holdings’ home office integration efforts. The charges include $33 million of relocation assistance for 513 Kmart associates who have accepted relocation offers and $12 million for costs associated with severance, benefits and outplacement services offered to approximately 660 individuals. The $41 million charge recorded in the comparable prior year period reflects a charge recorded at Sears in the second quarter of 2004 as part of a productivity initiative.
Operating income for the current year period increased $53 million reflecting an increase in gross margin dollars and modestly lower depreciation and amortization expense, partially offset by higher selling and administrative expenses and $102 million less in gains realized on the sale of assets during the current year versus the prior year period.
Interest expense declined slightly due primarily to a lower average debt balance at Sears Domestic and lower interest expense at Sears Canada as a result of the Canadian credit card securitizations qualifying for sale treatment. As a result, the securitized credit card receivables and related borrowings are no longer recorded within the financial statements of Holdings. In the prior year period, Sears Canada receivables and related borrowings recorded within securitization trusts were consolidated.
Effective January 30, 2005, the Company determined that it would be preferable to conform one of the accounting practices utilized by Kmart to that of Sears. The Company changed its method of accounting for certain indirect overhead costs from inventoriable costs to period expenses. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes”, changes in accounting policy to conform the acquirer’s policy to that of the acquired entity are treated as a change in accounting principle. As a result of the accounting change, the Company recorded a charge of $90 million, net of taxes, in the first quarter of 2005 for the cumulative effect of change in accounting principle. The charge represents the amount of indirect costs reflected within inventory at the beginning of 2005.
SEGMENT OPERATIONS
Holdings is continuing the process of integrating Kmart and Sears. A new senior management team was established for Holdings during April 2005. To date, for purposes of reviewing results of operations and making asset-allocation decisions, senior management has continued to utilize principally the reporting structures which existed independently for Sears and Kmart prior to the merger. As a result, the following discussion of segment operations is organized into three principal business segments – Kmart, Sears Domestic and Sears Canada.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
Kmart
Kmart results and key statistics were as follows:

Kmart	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	July 30,	July 28,	July 30,	July 28,
	2005	2004	2005	2004
Merchandise sales and services	$4,642	$4,797	$9,164	$9,424

Cost of sales, buying and occupancy	3,538	3,607	7,000	7,152

Gross margin rate	23.8%	24.8%	23.6%	24.1%

Selling and administrative	955	983	1,899	1,928
Selling and administrative expenses as a percentage of total revenues	20.6%	20.5%	20.7%	20.5%
Depreciation and amortization	10	4	20	8
Gain on sales of assets	(2)	(72)	(8)	(104)
Restructuring charges	42	—	45	—

Total costs and expenses	4,543	4,522	8,956	8,984

Operating income	$99	$275	$208	$440

Number of stores			1,445	1,503
13-week period ended July 30, 2005 compared to the 13-week period ended July 28, 2004
Comparable store sales and total sales decreased 0.3% and 3.2%, respectively, for the 13-week period ended July 30, 2005 compared to the 13-week period ended July 28, 2004. Total sales were negatively impacted by a reduction in the total number of operating Kmart stores. While Kmart’s same-store sales declined as a result of lower transaction volumes, several businesses, including apparel, had positive same-store sales during the period.
Gross margin as a percent of merchandise sales and services was 23.8% compared to 24.8% in the prior year period. The decline is due primarily to the effects of a favorable inventory shrink adjustment included in the prior year quarter. The gross margin rate was favorably impacted by lower vendor costs and an increase in sales within the more profitable apparel product lines, and negatively impacted by increased promotional markdowns.
Selling and administrative expenses decreased due to the reduction in the number of stores and decreases in payroll and related expenditures resulting from cost saving initiatives.
Restructuring charges for the quarter relate to relocation assistance and employee termination-related costs associated with Holdings’ home office integration efforts. The charge recorded in the second quarter includes $33 million of relocation assistance for 513 Kmart associates who have accepted relocation offers and $9 million for costs associated with severance, benefits and outplacement services offered to approximately 660 individuals.
Operating income for the 13-week period ended July 30, 2005 decreased compared to the prior year due primarily to the 3.2% decline in merchandise sales and services revenues, the lower gross margin rate as a result of the favorable inventory shrink adjustment included in the prior year period, restructuring charges of $42 million recognized in the current year and $70 million less in gains on the sale of assets realized this year compared to the prior year period.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
26-week period ended July 30, 2005 compared to 26-week period ended July 28, 2004
Comparable store sales and total sales decreased 1.8% and 2.8%, respectively, for the 26-week period ended July 30, 2005 compared to the 26-week period ended July 28, 2004. The decline in same-store and total sales is due to lower transaction volumes and the impact of weather conditions on the Company’s seasonal product lines in the first quarter. Comparable store sales declines have continued to lessen as the year has progressed. Total sales benefited from an additional $153 million of sales during the first quarter as a result of three additional days due to the Company’s change from a Wednesday to a Saturday month end. However, total sales were negatively impacted by the reduction in the total number of operating Kmart stores, including 32 stores converted to the Sears Essentials format, which more than offsets the additional three days of revenue.
Gross margin as a percent of merchandise sales and services was 23.6% compared to 24.1% in the prior year period. The decline is due primarily to the favorable inventory shrink adjustment included in the prior year period and increased promotional markdowns, offset in part by negotiating lower vendor costs.
Selling and administrative expenses decreased slightly due to the reduction in number of stores and decreases in payroll and related expenditures resulting from cost saving initiatives, offset in part by higher expenses for local advertising programs.
Restructuring charges for the 26-week period ended July 30, 2005 relate to relocation assistance and employee termination-related costs associated with Holdings’ home office integration efforts. The charge includes $33 million of relocation assistance for 513 Kmart associates who have accepted relocation offers and $12 million for costs associated with severance, benefits and outplacement services offered to approximately 660 individuals.
Operating income for the 26-week period ended July 30, 2005 decreased compared to the prior year period due primarily to the 2.8% decline in merchandise sales and services revenues, the lower gross margin rate as a result of the favorable inventory shrink adjustment included in the prior year period, restructuring charges of $45 million recognized in the current year and $96 million less in gains on the sale of assets realized in the current year period compared to the prior year period.
Sears Domestic
Sears Domestic operations consist of the following:
•	Full-line Stores: includes merchandise sales as well as the operations of Sears Auto Centers, Sears Essentials and Sears Grand stores, and online revenues of sears.com

•	Specialty Stores: includes the operations of Dealer Stores, Sears Hardware Stores, Orchard Supply Hardware, The Great Indoors, Commercial Sales and Outlet stores

•	Direct to Customer: includes Lands’ End online, catalog and retail store operations as well as direct marketing of goods and services through specialty catalogs and other direct channels

•	Home Services: includes product repair services, product protection agreements and installation services for all major brands of home products; also includes home improvement services, primarily siding, windows and cabinet refacing, carpet cleaning and the installation and servicing of residential heating and cooling systems
The condensed consolidated statement of operations for Holdings for the 26-week period ended July 30, 2005 includes Sears results from March 25, 2005 forward. It does not reflect a full 26-week period for Sears or any prior year operating results for comparison. The Company believes that an understanding of its reported results

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
and its ongoing financial performance is not complete without presenting the Sears results of operations on a pro forma basis. The presentation below provides the results of operations on a reported and pro forma basis.

Sears Domestic	Reported	Pro Forma	Reported	Pro Forma
	13 Weeks	13 Weeks	26 Weeks
millions, except number of stores	Ended	Ended	Ended	26 Weeks Ended
	July 30,	July 31,	July 30,	July 30,	July 31,
	2005	2004	2005	2005	2004

Merchandise sales and services	$7,337	$7,567	$10,338	$14,508	$14,701

Cost of sales, buying and occupancy	5,180	5,545	7,304	10,322	10,750
Gross margin rate	29.4%	26.7%	29.3%	28.9%	26.9%

Selling and administrative	1,718	1,780	2,462	3,533	3,519
Selling and administrative expense as a percentage of total revenues	23.4%	23.5%	23.8%	24.4%	23.9%

Depreciation and amortization	235	273	327	469	518
Restructuring charges	—	41	—	—	41
Gain on sales of assets	—	(2)	—	(1)	(4)

Total costs and expenses	7,133	7,637	10,093	14,323	14,824

Operating income (loss)	$204	$(70)	$245	$185	$(123)

Number of :
Full-line Stores			906	906	872
Specialty Stores			1,150	1,150	1,128
Total Domestic Sears Stores			2,056	2,056	2,000
Sears Domestic Pro Forma Results
The discussion below pertains to pro forma information in the table above which compares Sears results for the 13- and 26-week periods ended July 30, 2005 with Sears results for the comparable 13-and 26-week periods ended July 31, 2004. These pro forma results have been prepared assuming the business combination between Kmart and Sears occurred at the beginning of 2004.
13-week period ended July 30, 2005 compared to the pro forma 13-week period ended July 31, 2004
Merchandise sales and services revenues declined 3.0% for the quarter ended July 30, 2005 compared to the 13-week period ended July 31, 2004. The decline was due to a 7.4% decrease in comparable store sales partially offset by strong home services sales. The decline in Sears Domestic comparable store sales primarily reflects efforts initiated in 2005 to improve gross margin rates by reducing reliance on certain promotional events and reducing inventory levels to lower merchandise holding costs. Comparable store sales declines for the period were recorded across all product categories with more pronounced declines in apparel lines and more moderate declines in hardline categories, including home appliances. Sears Domestic merchandise inventories totaled $4.9 billion as of July 30, 2005 compared to pro forma Sears Domestic merchandise inventories of $5.6 billion as of July 31, 2004, which represents a reduction of approximately 12.5% compared to the 3.0% overall decline in merchandise sales and services.
The 270 basis point improvement in gross margin rate is due primarily to improved inventory management and the utilization of more targeted clearance and promotional markdowns as opposed to reliance on storewide events.
Depreciation and amortization expense declined $38 million for the quarter due primarily to additional depreciation recognized in the prior year period in connection with shortening the estimated remaining useful life of certain information technology assets that were sold to an outside IT service provider during 2004.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
Operating income increased $274 million as a result of the increased gross margin rate, lower selling and administrative expense, lower depreciation and amortization expense and the prior year comparable period being unfavorably impacted by a $41 million charge recorded in the second quarter of 2004 as part of a productivity initiative.
Pro forma 26-week period ended July 30, 2005 compared to the pro forma 26-week period ended July 31, 2004
Merchandise sales and services revenues declined 1.3% for 26-week period ended July 30, 2005 compared to the 26-week period ended July 31, 2004. The decline was due to a 5.5% decrease in comparable store sales partially offset by strong home service sales. The decline in Sears Domestic comparable store sales primarily reflects the efforts initiated in 2005 to improve gross margin rates discussed above.
The 200 basis point improvement in gross margin rate is due primarily to improved inventory management and the utilization of more targeted clearance and promotional markdowns as opposed to reliance on storewide events.
Selling and administrative expenses as a percentage of revenues increased 50 basis points due primarily to current year’s expense including $34 million of merger-related transaction expenses and a $10 million charge recorded for employee termination costs related to restructuring activities at Lands’ End, as well as the lower sales base in the current year period.
Depreciation and amortization expense declined $49 million for the 26-week period ended July 30, 2005 due primarily to additional depreciation recognized in the prior year period in connection with shortening the estimated remaining useful life of certain information technology assets that were sold to an outside IT service provider during 2004.
Operating income increased $308 million as a result of the increased gross margin and lower depreciation and amortization expense, partially offset by higher selling and administrative expense, as well as the prior year comparable period being unfavorably impacted by the $41 million charge recorded in the second quarter of 2004 as part of a productivity initiative.
Sears Canada
Sears Canada, a consolidated, 54%-owned subsidiary of Sears, conducts retail and credit operations.
The results of operations for Sears Canada are reported to Holdings on a one-month lag. Therefore, the statements of operations and cash flows for the 13-week period ended July 30, 2005 include operating results for Sears Canada from April 3, 2005 through July 2, 2005. For the 26-week period ended July 30, 2005, the statements of operations and cash flows include operating results for Sears Canada from March 25, 2005 to July 2, 2005. The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without presenting the Sears Canada results of operations on a pro forma basis. The presentation below provides the results of operations on a reported and pro forma basis.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004

	Reported	Pro Forma	Reported	Pro Forma
	13 Weeks	13 Weeks	26 Weeks
millions, except number of stores	Ended	Ended	Ended	26 Weeks Ended
	July 30,	July 31,	July 30,	July 30,	July 31,
	2005	2004	2005	2005	2004

Merchandise sales and services	$1,135	$1,027	$1,229	$2,110	$1,948

Credit and financial products revenues	78	81	87	173	168

Total revenues	1,213	1,108	1,316	2,283	2,116

Cost of sales, buying and occupancy	832	762	901	1,555	1,439
Gross margin rate	26.7%	25.8%	26.7%	26.3%	26.1%

Selling and administrative	311	272	338	592	540
Selling and administrative expense as a percentage of total revenues	25.6%	24.5%	25.7%	25.9%	25.5%

Depreciation and amortization	35	28	40	74	62
Provision for uncollectible accounts	16	10	17	33	26
Gain on sales of assets	(2)	(3)	(2)	(2)	(5)

Total costs and expenses	1,192	1,069	1,294	2,252	2,062

Operating income	$21	$39	$22	$31	$54

Number of :
Full-line Stores			122	122	121
Specialty Stores			246	246	207
Total Sears Canada Stores			368	368	328
The discussion below pertains to pro forma information in the table above which compares Sears Canada’s results for the 13- and 26-week periods ended July 30, 2005 with Sears Canada’s results for the comparable 13-and 26-week periods ended July 31, 2004. These pro forma results have been prepared assuming the business combination between Kmart and Sears occurred at the beginning of 2004.
Total revenues increased 9.5% and 7.9% for the 13- and 26-week periods ended July 30, 2005, respectively, versus the comparable prior year periods. The increases were due primarily to favorable foreign currency exchange rates.
The gross margin rate improved for the 13-week period ended July 30, 2005 as a result of positive performance within apparel and home furnishings categories. The gross margin rate for the 26-week period ended July 30, 2005 declined slightly as the improved margin performance in the second quarter of 2005 was offset by a decline in gross margin rates during the first quarter of 2005. The first quarter decline was due primarily to a higher overall balance of sales being generated from out-of-season clearance merchandise.
The 110 and 40 basis point increases in selling and administrative expense as a percentage of total revenue for the 13- and 26-week periods ended July 30, 2005, respectively, were due primarily to increased second quarter 2005 loyalty program costs within Sears Canada’s credit business, as well as increased payroll and benefit costs.
Operating income declined $18 million and $23 million for the 13- and 26-week periods ended July 30, 2005, respectively, as the increases in gross margin were more than offset by the increases in selling and administrative costs, and higher depreciation and amortization expense.
PRO FORMA RECONCILIATION
The following tables provide a reconciliation from the as reported results to the pro forma results presented above for Sears Holdings for the 13-week period ended July 28, 2004 and for Sears Domestic and Sears Canada for the 13-week period ended July 31, 2004.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
Sears Holdings

	2005	13-week period ended July 28, 2004
millions, except per common share data			Pre-
	As	As	merger	Purchase		Pro
	reported	reported	Activity(1)	Acctng		Forma
Merchandise sales and services	$13,114	$4,797	$8,594	$—		$13,391
Credit and financial products revenues	78	—	81	—		81

Total revenue	13,192	4,797	8,675	—		13,472

Cost of sales, buying and occupancy	9,550	3,607	6,304	3	(2)	9,914
Gross margin rate	27.2%	24.8%	26.6%	—%		26.0%
Selling and administrative	2,984	983	2,029	23	(3)	3,035
Selling and administrative as % of total revenues	22.6%	20.5%	23.4%	—%		22.5%
Depreciation and amortization	280	4	252	49	(4)	305
Provision for uncollectible accounts	16	—	10	—		10
Gain on sales of assets	(4)	(72)	(5)	—		(77)
Restructuring charges	42	—	41	—		41

Total costs and expenses	12,868	4,522	8,631	75		13,228

Operating income (loss)	324	275	44	(75)		244
Interest (expense) income, net	(72)	(33)	(64)	7	(5)	(90)
Bankruptcy-related recoveries	15	5	—	—		5
Other income	2	—	24	—		24

Income before income taxes, minority interest and cumulative effect of change in accounting principle	269	247	4	(68)		183
Income tax expense (benefit)	103	93	2	(26	)(6)	69
Minority interest	5	—	4	—		4

Income before cumulative effect of change in accounting principle	161	154	(2)	(42)		110
Cumulative effect of change in accounting principle, net of tax	—	—	—	—		—

NET INCOME (LOSS)	$161	$154	$(2)	$(42)		$110

Diluted earnings per share before cumulative effect of change in accounting principle	$0.98	$1.54				$0.67
Diluted earnings per share	$0.98	$1.54				$0.67

(1)	Represents the 2004 results of operations for the period May 2, 2004 through July 31, 2004 for Sears Domestic and the period April 4, 2004 through July 3, 2004 for Sears Canada.

(2)	Represents an increase to cost of sales, buying and occupancy expense resulting from the adjustment to Sears’ inventory based on the adjustment of such assets to fair value.

(3)	Represents an increase to selling and administrative expense resulting from the adjustment to Sears’ pension and postretirement plans based on the adjustment of such liabilities to fair value.

(4)	Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears’ property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.

(5)	Represents a decrease to interest expense resulting from the adjustment to Sears debt based on the adjustments of such liabilities to fair value.

(6)	Represents the aggregate pro forma effective income tax effect (38.4%) of notes (2) through (5) above.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
Sears Domestic

	2005	13-week period ended July 31, 2004
millions	As	As	Pre-merger	Purchase		Pro
	reported	reported	Activity(1)	Acctng		forma

Merchandise sales and services	$7,337	$—	$7,567	$—		$7,567

Cost of sales, buying and occupancy	5,180	—	5,543	2	(2)	5,545
Gross margin rate	29.4%	—%	26.7%	—%		26.7%
Selling and administrative	1,718	—	1,757	23	(3)	1,780
Selling and administrative as % of total revenues	23.4%	—%	23.2%	—%		23.5%
Depreciation and amortization	235	—	225	48	(4)	273
Gain on sales of assets	—	—	(2)	—		(2)
Restructuring charges	—	—	41	—		41

Total costs and expenses	7,133	—	7,564	73		7,637

Operating income (loss)	$204	$—	$3	$(73)		$(70)

Sears Canada

	2005	13-week period ended July 31, 2004
millions	As	As	Pre-merger	Purchase	Pro
	reported	reported	Activity(1)	Acctng	forma

Merchandise sales and services	$1,135	$—	$1,027	$—	$1,027
Credit and financial product revenues	78	—	81	—	81

Total revenues	1,213	—	1,108	—	1,108

Cost of sales, buying and occupancy	832	—	761	1 (2)	762
Gross margin rate	26.7%	—%	25.9%	—%	25.8%
Selling and administrative	311	—	272	—	272
Selling and administrative as % of total revenues	25.6%	—%	24.5%	—%	24.5%
Depreciation and amortization	35	—	27	1 (4)	28
Provision for uncollectible accounts	16	—	10	—	10
Gain on sales of assets	(2)	—	(3)	—	(3)

Total costs and expenses	1,192	—	1,067	2	1,069

Operating income (loss)	$21	$—	$41	$(2)	$39

(1)	Represents the 2004 results of operations for the period May 2, 2004 through July 31, 2004 for Sears Domestic and the period April 4, 2004 through July 3, 2004 for Sears Canada.

(2)	Represents an increase to cost of sales, buying and occupancy expense resulting from the adjustment to Sears’ inventory based on the adjustment of such assets to fair value.

(3)	Represents an increase to selling and administrative expense resulting from the adjustment to Sears’ pension and postretirement plans based on the adjustment of such liabilities to fair value.

(4)	Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears’ property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.
The following tables provide a reconciliation from the as reported results to the pro forma results presented above for Sears Holdings for the 26-week periods ended July 30, 2005 and July 28, 2004, respectively, as well

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
as for Sears Domestic and Sears Canada for the 26-week periods ended July 30, 2005 and July 31, 2004, respectively
Sears Holdings

	26-week period ended July 30, 2005					26-week period ended July 31, 2004
millions, except per common share data		Pre-
		merger					Pre-
	As	Activity	Purchase		Pro	As	merger	Purchase		Pro
	reported	(1)	Acctng		forma	reported	Activity(1)	Acctng		forma

Merchandise sales and services	$20,731	$5,051	$—		$25,782	$9,424	$16,649	$—		$26,073
Credit and financial products revenues	87	86	—		173	—	168	—		168

Total revenue	20,818	5,137	—		25,955	9,424	16,817	—		26,241

Cost of sales, buying and occupancy	15,205	3,672	—		18,877	7,152	12,181	8	(2)	19,341
Gross margin rate	26.7%	27.3%	—%		26.8%	24.1%	26.8%	—%		25.8%
Selling and administrative	4,699	1,314	11	(3)	6,024	1,928	4,018	41	(3)	5,987
Selling and administrative as % of total revenues	22.6%	25.6%	—%		23.2%	20.5%	23.9%	—%		22.8%
Depreciation and amortization	387	147	29	(4)	563	8	484	96	(4)	588
Provision for uncollectible accounts	17	16	—		33	—	26	—		26
Gain on sales of assets	(10)	(1)	—		(11)	(104)	(9)	—		(113)
Restructuring charges	45	—	—		45	—	41	—		41

Total costs and expenses	20,343	5,148	40		25,531	8,984	16,741	145		25,870

Operating income (loss)	475	(11)	(40)		424	440	76	(145)		371
Interest (expense) income, net	(114)	(35)	2	(5)	(147)	(61)	(134)	10	(5)	(185)
Bankruptcy-related recoveries	32	—	—		32	12	—	—		12
Other income	11	10	—		21	3	46	—		49

Income before income taxes, minority interest and cumulative effect of change in accounting principle	404	(36)	(38)		330	394	(12)	(135)		247
Income tax expense (benefit)	155	4	(15	)(6)	144	149	(4)	(50	)(6)	95
Minority interest	7	6	—		13	—	7	—		7

Income before cumulative effect of change in accounting principle	242	(46)	(23)		173	245	(15)	(85)		145
Cumulative effect of change in accounting principle, net of tax	(90)	—	—		(90)	—	—	—		—

NET INCOME (LOSS)	$152	$(46)	$(23)		$83	$245	$(15)	$(85)		$145

Diluted earnings per share before cumulative effect of change in accounting principle	$1.66				$1.06	$2.47				$0.89
Diluted earnings per share	$1.05				$0.51	$2.47				$0.89

(1)	Represents the 2005 results of operations for the period January 30, 2005 through March 24, 2005 for Sears Domestic and the period January 2, 2005 through March 24, 2005 for Sears Canada and the 2004 results of operations for the period February 1, 2004 through July 31, 2004 for Sears Domestic and the period January 4, 2004 through July 3, 2004 for Sears Canada.

(2)	Represents an increase to cost of sales, buying and occupancy expense resulting from the adjustment to Sears’ inventory based on the adjustment of such assets to fair value.

(3)	Represents an increase to selling and administrative expense resulting from the adjustment to Sears’ pension and postretirement plans based on the adjustment of such liabilities to fair value.

(4)	Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears’ property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.

(5)	Represents a decrease to interest expense resulting from the adjustment to Sears debt based on the adjustments of such liabilities to fair value.

(6)	Represents the aggregate pro forma effective income tax effect (38.4%) of notes (2) through (5) above.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
Sears Domestic

	26-week period ended July 30, 2005				26-week period ended July 31, 2004
millions		Pre-
		merger				Pre-
	As	Activity	Purchase	Pro	As	merger	Purchase		Pro
	reported	(1)	Acctng	forma	reported	Activity(1)	Acctng		forma

Merchandise sales and services	$10,338	$4,170	$—	$14,508	$—	$14,701	$—		$14,701

Cost of sales, buying and occupancy	7,304	3,018	—	10,322	—	10,748	2	(2)	10,750
Gross margin rate	29.3%	27.6%	—%	28.9%	—%	26.9%	—%		26.9%
Selling and administrative	2,462	1,060	11 (3)	3,533	—	3,478	41	(3)	3,519
Selling and administrative as % of total revenues	23.8%	25.4%	—%	24.4%	—%	23.7%	—%		23.9%
Depreciation and amortization	327	116	26 (4)	469	—	428	90	(4)	518
Gain on sales of assets	—	(1)	—	(1)	—	(4)	—		(4)
Restructuring charges	—	—	—	—	—	41	—		41

Total costs and expenses	10,093	4,193	37	14,323	—	14,691	133		14,824

Operating income (loss)	$245	$(23)	$(37)	$185	$—	$10	$(133)		$(123)

Sears Canada

	26-week period ended July 30, 2005				26-week period ended July 31, 2004
millions		Pre-				Pre-
		merger				merger
	As	Activity	Purchase	Pro	As	Activity	Purchase	Pro
	reported	(1)	Acctng	forma	reported	(1)	Acctng	forma

Merchandise sales and services	$1,229	$881	$—	$2,110	$—	$1,948	$—	$1,948
Credit and financial product revenues	87	86	—	173	—	168	—	168

Total revenues	1,316	967	—	2,283	—	2,116	—	2,116

Cost of sales, buying and occupancy	901	654	—	1,555	—	1,433	6 (2)	1,439
Gross margin rate	26.7%	25.8%	—%	26.3%	—%	26.4%	—%	26.1%
Selling and administrative	338	254	—	592	—	540	—	540
Selling and administrative as % of total revenues	25.7%	26.3%	—%	25.9%	—%	25.5%	—%	25.5%
Depreciation and amortization	40	31	3 (4)	74	—	56	6 (4)	62
Provision for uncollectible accounts	17	16	—	33	—	26	—	26
Gain on sales of assets	(2)	—	—	(2)	—	(5)	—	(5)

Total costs and expenses	1,294	955	3	2,252	—	2,050	12	2,062

Operating income (loss)	$22	$12	$(3)	$31	$—	$66	$(12)	$54

(1)	Represents the 2005 results of operations for the period January 30, 2005 through March 24, 2005 for Sears Domestic and the period January 2, 2005 through March 24, 2005 for Sears Canada and the 2004 results of operations for the period February 1, 2004 through July 31, 2004 for Sears Domestic and the period January 4, 2004 through July 3, 2004 for Sears Canada.

(2)	Represents an increase to cost of sales, buying and occupancy expense resulting from the adjustment to Sears’ inventory based on the adjustment of such assets to fair value.

(3)	Represents an increase to selling and administrative expense resulting from the adjustment to Sears’ pension and postretirement plans based on the adjustment of such liabilities to fair value.

(4)	Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears’ property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
As of July 30, 2005, the Company had $2.0 billion of cash and cash equivalents. The Company ended fiscal 2004 with approximately $3.4 billion of cash and cash equivalents. Prior to the consummation of the merger on March 24, 2005, Kmart and Sears had a combined total of approximately $7.4 billion in cash. As a result of the merger, $5.4 billion of cash was paid in consideration for (i) all outstanding common stock of Sears, based upon the proration provisions of the Merger Agreement, and (ii) all outstanding stock options of Sears.
During the 26-week period ended July 30, 2005, the Company spent $180 million on capital expenditures compared to $124 million and $306 million spent by Kmart and Sears, respectively, during the equivalent 26-week period in the prior year. The current year spending of $180 million excludes approximately $40 million of capital expenditures made by Sears during the period January 30, 2005 through March 24, 2005 (pre-merger period).
On a reported basis, the Company had total merchandise inventories of approximately $9.0 billion as of July 30, 2005 compared to $3.2 billion as of July 28, 2004. The increase in reported merchandise inventories is mainly due to the acquisition of Sears. Sears Domestic merchandise inventories totaled $4.9 billion as of July 30, 2005 compared to pro forma Sears Domestic merchandise inventories of approximately $5.6 billion as of July 31, 2004. The 12.5% reduction in Sears Domestic merchandise inventories is primarily the result of improved inventory management controls put into place during 2005. Pro forma Sears Domestic inventory at July 31, 2004 was adjusted to take into account the impact of purchase accounting as if the merger had taken place at the beginning of 2004.
Financing Activities
The Company considers the securitization of credit card receivables to be a financing activity. As such, the Company’s financing activities include borrowings, off-balance sheet debt related to the securitization of credit card receivables, and share issuances and repurchases. The Company’s total funding as of July 30, 2005, July 28, 2004, and January 26, 2005 was as follows:

	July 30,	July 28,	January 26,
millions	2005	2004	2005

Short-term borrowings	$78	$—	$—
Long-term debt (including current portion):
Long-term borrowings	3,189	47	52
Capitalized lease obligations	888	381	316
Convertible note	—	38	43
Securitized borrowing	850	—	—

Total funding	$5,005	$466	$411

memo: Sears Canada funding	$1,566	$—	$--
The increase in total funding from January 26, 2005 is due primarily to the acquisition of Sears. Sears and its subsidiaries had approximately $3.9 billion of debt, $1.0 billion of securitized borrowings, and $0.5 billion of capital lease obligations at the time of the acquisition.
The Company securitizes certain of its Canadian credit card receivables through trusts. Under the Sears Canada securitization program, trusts purchase undivided interests in the credit card receivable balances funded by issuing short- and long-term debt, primarily commercial paper and senior and subordinated notes. These debt

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
instruments entitle the holder to a series of scheduled cash flows under preset terms and conditions, the receipt of which is dependent upon cash flows generated by the related trusts’ assets. The trusts meet the definition of a qualified special purpose entity. As a result, the Sears Canada securitized credit card receivables and related borrowings are not presented in the condensed consolidated balance sheets of Holdings.
The Company uses interest rate derivatives to synthetically convert fixed-rate debt to variable-rate debt to manage its exposure to interest rate risks. The interest rate derivatives qualify as fair value hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and are recorded on the balance sheets at market value with an offsetting entry to the underlying hedged debt.
During the 13-week period ended July 30, 2005, the Company terminated interest rate swaps with a notional value of approximately $1 billion that converted fixed rate debt to floating rate debt. The Company’s variable rate funding portfolio was reduced to approximately $600 million as a result of these interest rate swap terminations and the retirement of certain of the Company’s variable rate debt. The Company received $60 million in total cash proceeds from the swap terminations, representing the aggregate fair value of these swaps as of the termination date. As the hedges related to these swaps qualified for hedge accounting, an offsetting adjustment was recorded to the carrying amount of the designated hedged debt, which remains outstanding, and this adjustment will be amortized into interest expense over the remaining term of the debt.
In May 2005, the Finance Committee of the Board of Directors of the Company authorized the repurchase, subject to market conditions and other factors, of up to $500 million of the outstanding indebtedness of the Company and its subsidiaries in open market or privately negotiated transactions. The source of funds for the proposed purchases is expected to be the Company’s cash from operations or borrowings under the Company’s $4.0 billion, five-year credit agreement. During the quarter ended July 30, 2005, the Company’s subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), repurchased $114 million of its outstanding notes, thereby reducing the unused balance of this authorization to $386 million.
Liquidity
The Company’s primary need for liquidity is to fund capital expenditures and seasonal working capital requirements of its retail businesses and for general corporate purposes. These needs generally will be funded by the Company’s operating cash flows and, to the extent necessary, borrowings under its $4.0 billion credit agreement. At July 30, 2005, $3.7 billion was available under this facility. While the Company expects to use its $4.0 billion credit agreement as its primary funding source, it may also access the public debt markets on an opportunistic basis. The Company may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships. In this regard, the Company is continuing to pursue strategic alternatives for its Orchard Supply Hardware business.
Debt Ratings
The ratings of the Company’s domestic debt securities as of July 30, 2005 appear in the table below:

	Moody's	Standard &
	Investors	Poor's Ratings	Fitch
	Service	Services	Ratings

Unsecured long-term debt	Ba1	BB+	BB

Unsecured commercial paper	NP	B	B
These ratings were assigned to the Company following the merger.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
Credit Agreement
On March 24, 2005, the Company’s five-year $4.0 billion credit agreement (the “Credit Agreement”) became effective. The Credit Agreement is available for general corporate purposes and includes a $1.5 billion letter of credit sublimit. The Credit Agreement is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of its direct and indirect subsidiaries and is secured by a first lien on domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory and credit card accounts receivable, subject to certain limitations. As of July 30, 2005, the Company had $345 million of letters of credit outstanding under the Credit Agreement with $3.7 billion of availability remaining under the Credit Agreement. There were no borrowings under the facility during the second quarter. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings. The Company capitalized $19 million of debt issuance costs in connection with entering into the Credit Agreement. These costs are being amortized over the life of the Credit Agreement, five years.
Letter of Credit Agreement
The Company has an additional letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $600 million. As of July 30, 2005, there were $444 million of letters of credit outstanding under the LC Agreement.
Under the terms of the LC Agreement, the Company has the ability to post cash, inventory or letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits the Company from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if the Company elects to post cash collateral, it must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. The Company had $446 million of cash posted as collateral as of July 30, 2005. The Company continues to classify the cash collateral as cash and cash equivalents due to its ability to substitute these letters of credit with letters of credit under the Credit Agreement, which does not require cash collateral, and its ability to provide letters of credit under the Credit Agreement as collateral. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change.
Cash Collateral
The Company posts cash collateral for certain self-insurance programs. The Company continues to classify the cash collateral as cash and cash equivalents due to the Company’s ability to convert the cash to letters of credit at any time at its discretion. As of July 30, 2005, $126 million of cash was posted as collateral for self-insurance programs.
Convertible Notes
On January 31, 2005, ESL and its affiliates converted, in accordance with their terms, all of the outstanding 9% convertible subordinated notes and six months of accrued interest into an aggregate of 6.3 million shares of Kmart common stock. In consideration of ESL’s conversion of the notes prior to maturity, ESL received a $3 million payment from Kmart. The cash payment was equivalent to the approximate discounted after-tax cost of the future interest payments that would have otherwise been paid by Kmart to ESL and its affiliates in the absence of the early conversion. In conjunction with the conversion, the Company recognized accelerated accretion of the unamortized debt discount of $17 million as interest expense in the first quarter of 2005.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
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
Self Insurance Reserves
The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, asbestos and environmental, automobile, product and general liability claims. The Company’s liability reflected on the condensed consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. In estimating this liability, the Company utilizes loss development factors prepared by independent third-party actuaries. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions.
Defined Benefit Retirement Plans
The fundamental components of accounting for defined benefit retirement plans consist of the compensation cost of the benefits earned, the interest cost from deferring payment of those benefits into the future and the results of investing any assets set aside to fund the obligation. Such retirement benefits are earned by associates ratably over their service careers. Therefore, the amounts reported in the income statement for these retirement plans have historically followed the same pattern. Accordingly, changes in the obligations or the value of assets to fund them have been recognized systematically and gradually over the associate’s estimated period of service. Kmart recognizes the changes by amortizing experience gains/losses in excess of the 10% corridor into expense over the associate service period and by recognizing the difference between actual and expected asset returns over a five-year period. The Sears domestic pension plans immediately recognize any experience gains or loss in excess of the 10% corridor. Sears’ pension expense in future periods may be more volatile as this method accelerates recognition of actual experience. However, the Sears domestic pension plan has no unrecognized experience gain or loss as of the date of the merger. As such, subsequent experience gains or losses would have to exceed $300 million for the balance to go outside of the 10% corridor and require recognition. The largest drivers of experience losses in recent years have been the discount rate used to determine the present value of the obligation and the actual return on pension assets.
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
from actual results due to changing market and economic conditions, changes in investment strategies and higher or lower withdrawal rates or longer or shorter life spans of participants.
In connection with the decision to freeze the Sears domestic pension plan, Holdings revised the allocation of the Sears pension plan assets to approximately 42.5% fixed income, 42.5% equity, and 15% alternative investments that incorporate absolute return investment strategies. Previously, the plan asset allocation was approximately 70% equity and 30% fixed income. The Company annually reviews its long-term return rate assumption and may reduce it from its current level of 8% in the future.
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.
During the first quarter of fiscal 2005, the Company recognized a reversal of approximately $1.1 billion of its pre-merger deferred income tax valuation allowance as a result of the business combination and the combined tax attributes resulting from this combination. According to SFAS No. 109, the recognition of this reversal is included in the Company’s purchase accounting adjustments as a reduction to goodwill attributable to the acquisition. Given the Company’s current and forecasted levels of profitability, as well as its ability to realize the deferred tax assets through tax strategies if necessary, management believes that a significant portion of the deferred tax assets will more likely than not be realized.
Deferred tax assets of $284 million, with a corresponding valuation allowance, were recorded related to state tax benefits of Sears which are not expected to be realized. As a result, the consolidated valuation allowance as of July 30, 2005 is $460 million and relates to the uncertainty around the realization of certain state deferred tax assets. The Company will continue to assess the likelihood of realization of these state deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized.
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
Domestic and foreign tax authorities periodically audit the Company’s income tax returns. These audits include questions regarding its tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating its various tax filing positions, the Company records tax benefits to the extent that, in management’s judgment, it is probable that the Company’s tax position will ultimately be sustained. A number of years may elapse before a particular matter, for which the Company has established a reserve, is audited and fully resolved. Management’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
During the first quarter of 2005, Holdings announced that the Sears domestic pension plan will be frozen effective January 1, 2006. Domestic associates will earn no additional benefits after December 31, 2005. Benefits earned through December 31, 2005 will be paid out to eligible participants following retirement.
Contributions were made to the Kmart and Sears domestic pension plans in the amount of $1 million and $0 million, respectively, for the 13-week period ended July 30, 2005 and $2 million and $33 million, respectively, for the 26-week period ended July 30, 2005. There is a $2 million required pension contribution for the remainder of fiscal 2005 to the Kmart pension plan and no minimum required contribution for the remainder of 2005 to the Sears domestic pension plan. However, Holdings expects to make a $237 million voluntary contribution to the Kmart pension plan during the third quarter of 2005. Sears made a $634 million voluntary contribution to its domestic pension plan in the fourth quarter of 2003.
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
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the risk that the businesses of Sears and Kmart will not be integrated successfully; failure to quickly realize synergies and cost-savings from the business combination of Sears and Kmart; the effects of substantial headquarters workforce reductions; the ability to attract, motivate and retain key executives and other associates; disruption from the business combination making it more difficult to maintain relationships with clients, employees and suppliers; competitive conditions in the retail and related services industries; changes in consumer confidence, tastes, preferences and spending, including the impact of fuel costs on spending patterns; marketplace demand for the products of the Company’s key brand partners as well as the engagement of appropriate new brand partners; operational or financial difficulties at any of the Company’s business partners; the availability and level of consumer debt; the successful execution of, and customer response to, strategic initiatives, including the full-line store strategy, the conversion of Kmart stores to the Sears Essentials nameplate and the integration of other new store locations; the pace of growth in store locations, which may be higher or lower than anticipated; the possibility that new business and strategic options for one or more business segments will be identified, potentially including selective acquisitions, dispositions, restructurings, joint ventures and partnerships; trade restrictions, tariffs, and other factors potentially affecting the ability to do business with qualified vendors and access products in an efficient manner; the ability to successfully implement initiatives to improve inventory management capabilities; unanticipated increases in paper, postage or printing costs; anticipated cash flow and the ability of the Company to maintain sufficient operating cash flow and liquidity; changes in interest rates; the outcome of pending and/or future legal

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
proceedings and bankruptcy claims; social and political conditions such as war, political unrest and terrorism or natural disasters; the possibility of negative investment returns in pension plans; volatility in financial markets; the terms and availability of debt financing; changes in debt ratings, credit spreads and cost of funds; unexpected difficulties accessing the public debt markets; the impact of seasonal buying patterns, which are difficult to forecast with certainty; and general economic conditions and normal business uncertainty. In addition, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty.
Certain of these and other factors are discussed in more detail in the Company’s filings with the Securities and Exchange Commission and the Annual Reports on Form 10-K of Sears and Kmart for their fiscal years ended January 1 and January 26, 2005, respectively, all of which may be accessed through the Commission’s website at www.sec.gov.
While the Company believes that its forecasts and assumptions are reasonable, it cautions that actual results may differ materially. The Company intends the forward-looking statements to speak only as of the time made and does not undertake to update or revise them as more information becomes available.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The nature of market risks faced by the Company at July 30, 2005 are the same as disclosed in Sears Annual Report on Form 10-K for the year ended January 1, 2005. As of July 30, 2005, 14% of the Company’s funding portfolio was variable rate (including fixed rate debt synthetically converted to variable rate through the use of derivative financial instruments). Based on the size of the Company’s variable rate funding portfolio at July 30, 2005, which totaled approximately $600 million, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by approximately $6 million. These estimates do not take into account the effect on revenue resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period. During the second quarter of 2005, the Company unwound interest rate swaps, which converted fixed rate debt to floating rate debt, with a notional value of approximately $1.0 billion. The Company’s variable rate funding portfolio was reduced to approximately $600 million due to the unwind of the interest rate swaps and retirement of variable rate debt. The Company received approximately $60 million in total cash proceeds from the swap unwinds, representing the aggregate fair value of the unwound swaps. As the hedges related to these swaps qualified for hedge accounting, an offsetting adjustment was recorded to the carrying amount of the designated hedged debt, which remains outstanding, and this adjustment will be amortized into interest expense over the remaining term of the debt.
During the 13-week period ended July 30, 2005, the Company entered into a series of six- and nine-month foreign currency forward contracts totaling $1.0 billion Canadian notional value designed to hedge the Company’s net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts as of July 30, 2005 was negative $10 million. These hedges qualify for hedge accounting and, as such, an unrealized loss of $10 million was recorded as a component of other comprehensive loss in the Company’s condensed consolidated balance sheet as of July 30, 2005.
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2005 and July 28, 2004
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
In addition, as required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s principal executive officer, president and principal financial officer, have evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company considers the acquisition of Sears material to the results of its operations, financial position and cash flows from the date of acquisition through July 30, 2005 and considers the internal controls and procedures of Sears to be reasonably likely to materially affect the Company’s internal control over financial reporting. The Company has extended its Sarbanes-Oxley Act Section 404 compliance program to include Sears.

SEARS HOLDINGS CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Pending against Sears and certain of its officers and directors are a number of lawsuits, described below, that relate to Sears’ credit card business and public statements about it. The Company believes that all of these claims lack merit and is defending against them vigorously.
•	On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears and certain current and former officers alleging that certain public announcements by Sears concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and certified the consolidated action as a class action. Discovery is underway. The trial is scheduled to begin in June 2006.

•	On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears, certain officers and directors, and alleged fiduciaries of Sears’ 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in Sears’ common shares and alleged communications made to Plan participants regarding Sears’ financial condition. The Court has consolidated these actions and certified the consolidated action as a class action. Discovery is underway. No trial date has been set.

•	On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York (the “New York Court”) against Sears (as a nominal defendant) and certain current and former directors seeking damages on behalf of Sears. The complaint purports to allege a breach of fiduciary duty by the directors with respect to Sears’ management of its credit business. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois (the “Illinois State Court”), and a third was filed in the United States District Court for the Northern District of Illinois. The New York Court derivative suit was dismissed on June 21, 2004 and the plaintiff has appealed. The two Illinois State Court derivative suits were dismissed on September 30, 2004. The order of dismissal became final on December 1, 2004, and the time to appeal has expired. The Illinois federal court suit has been stayed pending resolution of the New York Court derivative action.

•	On June 17, 2003, an action was filed in the Northern District of Illinois against Sears and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. An amended complaint has been filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. The defendants filed motions to dismiss the action. On September 24, 2004, the court granted these motions in part, and denied them in part. The court dismissed the claims related to the March 18 and May 21, 2002 note offerings because the plaintiff did not purchase notes in those offerings. The court dismissed the Section 10(b) and Rule 10b-5 claims against several of the individual defendants because the plaintiff failed to adequately plead such claims. The court sustained the remaining claims. By leave of court, the plaintiffs filed a second amended complaint on November 15, 2004. Defendants (other than one of the underwriter defendants) filed motions

SEARS HOLDINGS CORPORATION
to partially dismiss the second amended complaint on January 10, 2005. The court’s decision on those motions remains pending. The defendant that did not move to partially dismiss filed an answer to the second amended complaint on January 28, 2005, denying all liability.
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
•	Three actions have been filed in the Circuit Court of Cook County, Illinois. These actions assert claims on behalf of a purported class of Sears’ stockholders against Sears and certain of its officers and directors, together with Kmart, Edward S. Lampert, William C. Crowley and other affiliated entities, alleging breach of fiduciary duty in connection with the merger. The plaintiffs allege that the merger favors interested defendants by awarding them disproportionate benefits, and that the defendants failed to take appropriate steps to maximize the value of a merger transaction for Sears’ stockholders. The actions have been consolidated, and an amended complaint was filed in early January 2005. The amended complaint asserts similar breach-of-fiduciary duty claims, as well as alleging that defendants have made insufficient and misleading disclosures in connection with the mergers, and seeks injunctive relief. The plaintiffs have moved for expedited discovery. On February 1, 2005, the court granted the defendants’ motion to stay or dismiss these actions in favor of the pending New York actions discussed below. Accordingly, these actions are stayed pending resolution of the New York actions. Plaintiffs have appealed the stay order to the Appellate Court of Illinois-First District, and briefing on that appeal is complete.

•	Two actions were filed in the Supreme Court of the State of New York, New York County, asserting substantially similar claims against Sears and certain of its officers and directors. The parties agreed to consolidate these two actions. Pending consolidation, the defendants moved to dismiss the complaint in both actions for lack of standing and failure to state a cause of action. On February 15, 2005, the Court ordered that the two cases be consolidated as a single action. On February 16, 2005, the plaintiffs filed a superceding consolidated amended class action complaint. The amended complaint asserts claims on behalf of a purported class of Sears’ stockholders against Sears and certain of its officers and directors for breach of fiduciary duty in connection with the merger on the grounds that defendants allegedly failed to take proper steps to maximize the value of a merger transaction for Sears’ stockholders. Additionally, the plaintiffs claim that the defendants made insufficient and misleading disclosures in connection with the mergers. The amended complaint also names Kmart, Edward S. Lampert and ESL, Inc. as defendants on the grounds that they aided and abetted the alleged breaches of fiduciary duty. The amended complaint seeks provisional and permanent injunctive relief, as well as damages. On March 24, 2005, the Court denied plaintiffs’ motions for expedited discovery and a preliminary injunction against the closing of the mergers. On July 29, 2005, the Court granted all defendants’ motions to dismiss the action with prejudice. The time to appeal has expired, and plaintiffs have not filed an appeal.

•	One action has been filed in the United States District Court for the Northern District of Illinois. This action asserts claims under the federal securities laws on behalf of a purported class of Sears’ stockholders against Sears and Alan J. Lacy, for allegedly failing to make timely disclosure of merger discussions with Kmart during the period November 8 through 16, 2004, and seeks damages. The court appointed a lead plaintiff and lead counsel, and an amended complaint was filed on March 11, 2005. The amended complaint, names Edward S. Lampert and ESL Partners, L.P., as additional defendants, and purports to assert claims on behalf of sellers of Sears stock during the period September 9 through November 16, 2004. All defendants have moved to dismiss, and briefing on the motions was completed in early July.
Effective May 11, 2005, Sears terminated for cause its Master Services Agreement (the “Agreement”) with Computer Sciences Corporation (“CSC”). CSC has been providing information technology infrastructure support services, including desktops, servers, and systems to support Sears-related websites, voice and data networks and decision support technology to Sears and its subsidiaries under the 10-year Agreement entered

SEARS HOLDINGS CORPORATION
into in June 2004. CSC is obligated to continue providing these services for an extended period following termination of the Agreement. CSC disputes Sears’ assertion that grounds for termination for cause existed and claims that, as a result of terminating this Agreement, Sears is liable to CSC for damages.
CSC had filed a lawsuit in the United States District Court for the Northern District of Illinois (the “District Court”) on March 18, 2005 seeking a declaratory judgment that CSC was not in material breach of the Agreement and an injunction to prevent Sears from terminating the Agreement for cause. On April 14, 2005, the District Court denied CSC’s motion for a preliminary injunction and granted Sears’ motion to compel arbitration. On April 22, 2005 the District Court denied CSC’s motion for reconsideration of the District Court’s April 14th ruling, and CSC appealed the District Court’s ruling to the United States Court of Appeals for the Seventh Circuit. That appeal remains pending. On April 14, 2005, CSC filed an emergency claim with the American Arbitration Association (“AAA”), seeking to enjoin Sears from terminating the Agreement for cause. The AAA denied CSC’s request for emergency relief on April 18, 2005. In compliance with the District Court’s order compelling arbitration, the parties began selecting an arbitration panel. While arbitrator selection was in progress, the parties agreed to suspend arbitration and the appeal while they voluntarily mediate their disputes. Mediation and settlement efforts are ongoing.
In March 2002, a class action was filed in the United States District court for the Eastern District of Michigan on behalf of participants or beneficiaries of the Kmart Corporation Retirement Savings Plan against various current and former employees and former directors of Kmart Corporation alleging breach of fiduciary duty under the Employee Retirement Income Security Act for excessive investment in the Predecessor Company’s stock, failure to provide complete and accurate information about the Predecessor Company’s common stock and failure to provide accurate information regarding the Predecessor Company’s financial condition. In July 2002, the plaintiffs filed proofs of claim with the bankruptcy court in an aggregate amount of $180 million. In July 2005, tentative agreement was reached to settle this action. The settlement is subject to final court approval. Kmart is not a defendant in this action, and the settlement is expected to be fully covered by insurance.
In November 2003, the Creditor Trust created pursuant to the Predecessor Company’s plan of reorganization (the “Creditor Trust”) filed suit in the Oakland County (Michigan) Circuit Court against six former executives of the Predecessor Company ( the “ Officer Defendants”) and PricewaterhouseCoopers LLP, the Predecessor Company’s independent auditor. The allegations against the Officer Defendants include violations of their fiduciary duty and breach of contract related to their employment agreements with the Predecessor Company. Kmart is not a defendant in this action. The claims against the Officer Defendants were ordered to arbitration by the Oakland County Circuit Court based on the terms of the employment agreements. In July 2005, in the first of six scheduled arbitrations involving the Officer Defendants, the arbitration panel found in favor of the Predecessor Company’s former chief executive officer, Charles Conaway, on all of the Creditor Trust’s claims against him.
The Creditor Trust has also filed complaints in the United States Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”) against four of the Predecessor Company’s former executives to recover amounts aggregating approximately $2 million paid to them as retention loans. The former executives filed counterclaims/third party complaints against the Creditor Trust and Kmart requesting that the Bankruptcy Court set-off whatever contractual severance payments they were entitled to receive against the amounts of the retention loans. Kmart filed motions to dismiss the counterclaims, which the Bankruptcy Court has now granted.
In Capital Factors v. Kmart Corporation, the United States District Court for the Northern District of Illinois ruled that the Bankruptcy Court did not have the authority to authorize the payment of pre-petition claims of certain trade vendors by the Company. An appeal of the ruling and subsequent motions for rehearing were denied. In order to satisfy its fiduciary responsibility to pursue claims against the critical vendors during the

SEARS HOLDINGS CORPORATION
pendency of the appeal, in January 2004 the Company filed suit against a total of 1,189 vendors that received these payments seeking to recover in excess of $174 million paid to the critical vendors. To date, Kmart has settled approximately 700 critical vendor claims for a total recovery which the Company values at approximately $60 million.
Kmart is a defendant in a pending pre-petition nationwide class action relating to proper access to facilities for the disabled under the Americans with Disabilities Act. The class action is pending in the United States District Court in Denver, Colorado. On July 14, 2005, the court certified a nationwide class of Kmart’s approximately 1,500 stores. On August 22, 2005, the 10th Circuit Court of Appeals granted Kmart leave to file an interlocutory appeal challenging class certification. At the same time, the parties are engaged in settlement discussions. The Company is not presently able to determine the outcome of this case.
As previously reported in Kmart’s Annual Report on Form 10-K for its fiscal year ended January 26, 2005, the staff of the SEC has been investigating, and the U.S. Attorney for the Eastern District of Michigan has undertaken an inquiry into, the manner in which Kmart recorded vendor allowances before a change in accounting principles at the end of fiscal 2001 and the disclosure of certain events bearing on the Predecessor Company’s liquidity in the fall of 2001. Kmart has cooperated with the SEC and the U.S. Attorney’s office with respect to these matters.
On August 23, 2005, the SEC filed a complaint in the United States District Court for the Eastern District of Michigan against the Predecessor Company’s former chief executive officer and its former chief financial officer alleging that they misled investors about the Predecessor Company’s liquidity and related matters in the months preceding its bankruptcy in violation of federal securities law. The complaint seeks permanent injunctions, disgorgement with interest, civil penalties and officer and director bars. Kmart is not named as a defendant in the action. In its press release announcing the filing of the complaint, the SEC stated that its Kmart investigation is continuing.
On August 30, 2005, the SEC filed civil and administrative proceedings against two former Kmart Corporation employees and two former employees of a Kmart vendor. In the administrative proceedings, the SEC alleges that the respondents caused Kmart to improperly recognize certain vendor allowances in fiscal year 2000, resulting in an overstatement of Kmart’s fourth quarter 2000 earnings by slightly less than one percent. In settling the matters, the respondents neither admitted nor denied the allegations. Kmart is not named as a respondent in any of the proceedings.
The Creditor Trust was determined to be the preferred available mechanism for resolving any legal claims the Company might have based on information from these investigations. The trustee of the Creditor Trust is charged with responsibility for determining which claims to pursue and, thereafter, litigating the claims. As discussed above, the Creditor Trust has commenced litigation against former officers of the Predecessor Company based on information from these investigations.
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

SEARS HOLDINGS CORPORATION
Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds
The following table provides information about shares of common stock the Company acquired during the second quarter of fiscal 2005, including shares assigned to the Company as part of settlement agreements resolving claims arising from the Chapter 11 reorganization of Kmart Corporation. These repurchases were not made under any Company share repurchase program.

Issuer Purchases of Equity Securities
thousands	Total Number of	Average	Dollar Value of
(except average price paid per share)	Shares Purchased	Price Paid	Shares Purchased
	or Assigned	per Share	or Assigned

May 1, 2005 — May 28, 2005	8.9	$148.49	$1,321.6
May 29, 2005 — July 2, 2005	66.2	$148.44	9,827.0
July 3, 2005 — July 30, 2005	10.6	$158.25	1,677.4

As of July 30, 2005	85.7	$149.66	$12,826.0

Item 6. Exhibits
(a) Exhibits.
An Exhibit Index has been filed as part of this Report on Page E-1.

SEARS HOLDINGS CORPORATION
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION (Registrant)
September 8, 2005	By	/s/ William K. Phelan
William K. Phelan
Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

2	Agreement and Plan of Merger, dated as of November 16, 2004, by and among Kmart Holding Corporation, Sears, Roebuck and Co., Sears Holdings Corporation, Kmart Acquisition Corp. and Sears Acquisition Corp. (incorporated by reference to Annex A to the joint proxy statement — prospectus in Part I of the Registrant’s Registration Statement on Form S-4, file No. 333-120954).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

4	Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer, President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

E - 1