Form 10-Q
period 2005-10-29
SEARS HOLDINGS CORP
filed 2005-12-06
CIK 1310067

United States
Securities And Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934 For The
Quarterly Period Ended October 29, 2005
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
Yes          ☐           No           ☑
As of November 26, 2005, the Registrant had 160,977,961 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

millions, except per share data	13 Weeks Ended		39 Weeks Ended
	October 29,	October 27,	October 29,	October 27,
	2005	2004	2005	2004
REVENUES
Merchandise sales and services	$12,118	$4,426	$32,868	$13,893
Credit and financial products revenues	84	—	171	—

Total revenues	12,202	4,426	33,039	13,893

COSTS AND EXPENSES

Cost of sales, buying and occupancy	8,783	3,324	24,009	10,520
Selling and administrative	2,972	994	7,669	2,921
Depreciation and amortization	263	6	650	14
Provision for uncollectible accounts	21	—	38	—
Gain on sales of assets	(15)	(807)	(25)	(911)
Restructuring charges	59	—	104	—

Total costs and expenses	12,083	3,517	32,445	12,544

Operating income	119	909	594	1,349
Interest expense, net	(70)	(25)	(184)	(86)
Bankruptcy-related recoveries	1	1	33	13
Other income	22	1	33	4

Income before income taxes, minority interest and cumulative effect of change in accounting principle	72	886	476	1,280
Income taxes	28	334	183	483
Minority interest	(14)	—	(7)	—

Income before cumulative effect of change in accounting principle	58	552	300	797
Cumulative effect of change in accounting principle, net of tax	—	—	(90)	—

NET INCOME	$58	$552	$210	$797

EARNINGS PER COMMON SHARE
BASIC
Earnings per share before cumulative effect of change in accounting principle	$0.35	$6.19	$2.00	$8.91
Cumulative effect of change in accounting principle	—	—	(0.60)	—

Earnings per share	$0.35	$6.19	$1.40	$8.91

DILUTED
Earnings per share before cumulative effect of change in accounting principle	$0.35	$5.45	$1.98	$7.93
Cumulative effect of change in accounting principle	—	—	(0.59)	—

Earnings per share	$0.35	$5.45	$1.39	$7.93

Average common shares outstanding	163.5	89.2	149.8	89.4

Diluted weighted average common shares outstanding	163.6	101.6	151.4	101.4
     See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

millions, except per share data	October 29,	October 27,	January 26,
	2005	2004	2005
ASSETS
Current assets
Cash and cash equivalents	$922	$2,564	$3,435
Receivables	724	649	646
Merchandise inventories	10,750	3,902	3,281
Prepaid expenses, deferred charges and other current assets	463	200	150
Deferred income taxes	438	—	29
Assets held for sale	1,724	—	—

Total current assets	15,021	7,315	7,541

Property and equipment, net	9,944	288	315
Deferred income taxes	—	—	730
Goodwill	1,731	—	—
Tradenames and other intangible assets	3,648	—	—
Other assets	396	62	65

TOTAL ASSETS	$30,740	$7,665	$8,651

LIABILITIES
Current liabilities
Short-term borrowings	$152	$—	$—
Current portion of long-term debt and capitalized lease obligations	644	48	45
Merchandise payables	4,314	1,107	927
Income taxes payable	492	31	94
Other current liabilities	3,404	799	705
Unearned revenues	1,073	10	13
Other taxes	789	323	297
Liabilities of operations held for sale	133	—	—

Total current liabilities	11,001	2,318	2,081

Long-term debt and capitalized lease obligations	3,264	368	366
Pension and postretirement benefits	2,161	878	1,008
Minority interest and other liabilities	3,369	1,029	727

Total Liabilities	19,795	4,593	4,182

SHAREHOLDERS’ EQUITY
Preferred stock, 20 shares authorized; no shares outstanding
Common stock $0.01 par value; 500 shares authorized; 161, 89, and 89 shares outstanding, respectively	2	1	1
Capital in excess of par value	9,933	2,076	3,291
Retained earnings	1,550	1,031	1,340
Treasury stock — at cost	(465)	(36)	(86)
Accumulated other comprehensive loss	(75)	—	(77)

Total Shareholders’ Equity	10,945	3,072	4,469

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,740	$7,665	$8,651

     See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	39 Weeks Ended
millions	October 29,	October 27,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$210	$797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	650	14
Cumulative effect of change in accounting principle, net of tax	90	—
Provision for uncollectible accounts	38	—
Gain on sales of assets and other income	(58)	(915)
Bankruptcy-related recoveries	(33)	(13)
Income tax benefit on nonqualified stock options	49	—
Net cash received from bankruptcy related settlements	30	13
Change in, net of effects of Merger:
Deferred income taxes	(92)	381
Credit card receivables	(192)	—
Merchandise inventories	(1,466)	(663)
Other operating assets	(20)	47
Other operating liabilities (1) (2)	987	510

Net cash provided by operating activities	193	171

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(1,409)	—
Proceeds from sales of property and investments	96	524
Purchases of property and equipment	(333)	(179)

Net cash (used in) provided by investing activities	(1,646)	345

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(760)	(40)
Proceeds from termination of interest rate swaps	60	—
Common shares purchased	(434)	—
Debt issue costs paid	(21)	—
Proceeds from the exercise of options	99	—

Net cash used in financing activities	(1,056)	(40)

Effect of exchange rate changes on cash and cash equivalents	(4)	—

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(2,513)	476

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,435	2,088

CASH AND CASH EQUIVALENTS, END OF PERIOD	$922	2,564

Supplemental Cash Flow Data:
(1)Income taxes paid	$112	$4
(2)Cash interest paid	184	42

     See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Sears Holdings Corporation (“Holdings” or the “Company”) is a Delaware corporation formed for the purpose of consummating the business combination of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”), which was completed on March 24, 2005 (the “Merger”). The Company is a broadline retailer with approximately 2,300 full-line and 1,200 specialty retail stores in the United States operating through Kmart and Sears and 370 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 54%-owned subsidiary. Sears Canada is a publicly traded company whose shares are traded on the Toronto Stock Exchange. Holdings common stock is traded on The NASDAQ National Market under the symbol “SHLD”.
The Merger has been accounted for as a purchase business combination, with Kmart designated as the acquirer. Therefore, the historical financial statements of Kmart became the historical financial statements of Holdings, the registrant. The accompanying condensed consolidated statements of operations and cash flows for the 39-week period ended October 29, 2005 include the results of operations of Sears from March 25, 2005 forward. Therefore, Holdings’ operating results for the 39-week period ended October 29, 2005 include approximately 31 weeks of Sears’ results and 39 weeks of Kmart’s results. See Note 2 for summary unaudited pro forma information and details on the purchase accounting.
Effective March 23, 2005, the Company changed its fiscal year end from the last Wednesday in January to the Saturday closest to January 31st. As the change in fiscal year end reflects a change of only three days, the historical financial statements have not been recast to reflect this change. Sears Canada’s fiscal year end is the Saturday closest to December 31st. The results of operations for Sears Canada are reported to Holdings on a one-month lag. Therefore, the condensed consolidated statements of operations for the 13-week period ended October 29, 2005 include operating results for Sears Canada for the period from July 3, 2005 through October 1, 2005. For the 39-week period ended October 29, 2005, the condensed consolidated statements of operations and cash flows include operating results for Sears Canada from March 25, 2005 through October 1, 2005.
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
Readers of these interim period statements should refer to the audited consolidated financial statements and notes thereto, which are included in Kmart’s Annual Report on Form 10-K for its fiscal year ended January 26, 2005. For information relating to Sears prior to the Merger, readers should refer to the audited consolidated financial statements and notes thereto, which are included in Sears’ Annual Report on Form 10-K for its fiscal year ended January 1, 2005.
Certain prior period amounts have been reclassified to conform to the current interim period presentation.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 2 — THE MERGER
On March 24, 2005, Kmart and Sears completed the Merger pursuant to the Agreement and Plan of Merger, dated as of November 16, 2004 (the “Merger Agreement”). Upon consummation of the Merger, Kmart and Sears became wholly-owned subsidiaries of Holdings.
Under the terms of the Merger Agreement, Kmart shareholders received one share of Holdings common stock for each Kmart share owned. Approximately 94.9 million shares of Holdings common stock were issued in exchange for all outstanding common stock of Kmart based on the one-for-one ratio. Sears shareholders had the right to elect to receive $50 in cash or 0.5 of a share of Holdings common stock for each Sears share owned. Sears shareholder elections were prorated to ensure that, in the aggregate, 55 percent of Sears shares were converted into Holdings shares and 45 percent of Sears shares were converted to cash. Shares of Sears restricted common stock were converted into Holdings common stock on a 0.5 for 1 basis. In aggregate, 62.2 million shares of Holdings common stock were issued to Sears shareholders at a value of approximately $6.5 billion (based on the average closing price of $104.33 of Kmart’s common stock during the period from November 15, 2004 through November 19, 2004, two business days before and after the date the Merger was announced). In addition, approximately $5.4 billion in cash was paid in consideration for (i) all outstanding common stock of Sears, based upon the proration provisions of the Merger Agreement, and (ii) all outstanding stock options of Sears. Including transaction costs of $18 million, the total consideration paid was approximately $11.9 billion.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the Merger has been treated as a purchase business combination for accounting purposes, with Kmart designated as the acquirer. In identifying Kmart as the acquiring entity, the companies took into account the relative share ownership of the Company after the Merger, the composition of the governing body of the combined entity and the designation of certain senior management positions. As such, the historical financial statements of Kmart became the historical financial statements of Holdings. The purchase price for the acquisition of Sears, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the Merger, March 24, 2005. The following purchase price allocation is preliminary and further refinements may be necessary.

millions
Cash	$3,963
Merchandise inventories	6,134
Other current assets	1,861
Property and equipment	9,854
Goodwill	1,731
Tradenames and other intangible assets	4,080
Other assets	501

Total assets acquired	$28,124

Merchandise payables, accrued expenses and other current liabilities	$6,337
Unearned revenues (including non-current portion)	1,896
Total debt and capital leases	4,421
Deferred income taxes	1,249
Pension and postretirement benefits	1,563
Minority interest and other liabilities	796

Total liabilities assumed	$16,262

Net assets acquired	$11,862

\

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
Selected Unaudited Pro Forma Combined Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations of Kmart and Sears for the 13-week period ended October 27, 2004 and the 39-week periods ended October 29, 2005 and October 27, 2004 as though the Merger had occurred as of the beginning of fiscal 2004. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of each period, or that may result in the future. In addition, the following unaudited pro forma financial information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the Merger.

	13 weeks ended		39 weeks ended
	October 29,	October 27,	October 29,	October 27,
millions, except per share data	2005	2004	2005	2004
	As reported	Pro forma	Pro forma	Pro forma
Revenues	$12,202	$12,838	$38,176	$39,122

Operating income	$119	$321	$543	$692

Income before cumulative effect of change in accounting principle	$58	$150	$231	$295

Net income	$58	$150	$141	$295

Diluted earnings per share before cumulative effect of change in accounting principle	$0.35	$0.93	$1.42	$1.84

Diluted earnings per share	$0.35	$0.93	$0.87	$1.84
NOTE 3 — RESTRUCTURING ACTIVITIES
During fiscal 2005, the Company has initiated a number of restructuring activities. As a result, the Company has recorded $59 million and $104 million in restructuring charges during the 13- and 39-week periods ended October 29, 2005, respectively, as follows:
Kmart
During fiscal 2005, the Company initiated actions to integrate the home office functions of Kmart and Sears and align its workforce accordingly. Approximately 1,435 Kmart associates were notified that their positions had been relocated, were under review, or had been eliminated. In connection therewith, the Company recorded restructuring charges of $6 million and $51 million during the 13- and 39-week periods ended October 29, 2005, respectively. The year-to-date restructuring charge of $51 million includes $16 million of severance, benefits and outplacement service costs for approximately 730 impacted Kmart associates and $35 million of relocation expenses for 523 associates who have accepted relocation offers. The Company estimates that the total costs related to the relocation, severance and outplacement services associated with these actions will be

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
approximately $63 million. The remaining costs to be incurred will be recognized over the associates’ remaining service periods in accordance with SFAS No. 146, “Accounting for Costs Associated with Disposal and Exit Activities”. As of October 29, 2005, total cash payments of $19 million had been made in connection with these actions, with the remaining reserve balance of $32 million at October 29, 2005 representing payments to be made throughout the remainder of 2005 and early 2006 in accordance with the Company’s severance and relocation plans.
Sears
In addition, the Company notified approximately 780 former Sears employees of the decision to eliminate their positions in connection with the home office integration efforts. In connection therewith, the Company recorded a reserve of $59 million for costs associated with severance, benefits and outplacement services for the impacted individuals. In accordance with Emerging Issues Task Force (“EITF”) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, costs associated with these integration actions are reflected as a component of purchase accounting as an increase to goodwill. As of October 29, 2005, the Company had made payments totaling approximately $54 million in respect of these restructuring actions, with a reserve balance of $5 million at October 29, 2005 representing payments to be made throughout the remainder of 2005 in accordance with the Company’s severance plan.
Sears Canada
During the third quarter of fiscal 2005, Sears Canada implemented a series of productivity improvement initiatives, which included a workforce reduction of approximately 1,200 associates, primarily within Sears Canada’s merchandising operations. In connection with Sears Canada’s restructuring activities, the Company has recorded a restructuring charge of $53 million for the 13 weeks ended October 29, 2005 for costs associated with severance, benefits and outplacement services to be provided to the impacted individuals. The reserve balance of $53 million at October 29, 2005 represents payments to be made to the impacted individuals throughout the remainder of 2005 in accordance with Sears Canada’s severance plan.
NOTE 4 — CHANGE IN ACCOUNTING PRINCIPLE
Effective January 27, 2005, the Company changed its method of accounting for certain indirect buying, warehousing and distribution costs. Prior to this change, the Company had included indirect buying, warehousing and distribution costs as inventoriable costs. Beginning in the fiscal year ending January 28, 2006, such costs are expensed as incurred, which is the method of accounting previously followed by Sears. The Company believes that this change provides a better measurement of operating results in light of the anticipated changes to the Company’s supply chain to realize cost savings from the Merger, the anticipated closure of certain facilities and the combined capacity of the existing distribution and headquarters facilities. In accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes”, changes in accounting policy to conform the acquirer’s policy to that of the acquired entity are treated as a change in accounting principle. The indirect buying, warehousing and distribution costs that were capitalized to inventory as of January 26, 2005 are reflected in the first quarter 2005 condensed consolidated statement of operations as a cumulative effect of change in accounting principle in the amount of $90 million net of income taxes of $58 million. The pro forma effect of application of the change to prior years’ quarterly net income and net income per share is not significant.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 5 — ASSETS HELD FOR SALE
The Company securitizes certain of Sears Canada’s credit card receivables through trusts. Under the Sears Canada securitization program, trusts purchase undivided interests in the credit card receivable balances funded by issuing short- and long-term debt, primarily commercial paper and senior and subordinated notes. These debt instruments entitle the holder to a series of scheduled cash flows under preset terms and conditions, the receipt of which is dependent upon cash flows generated by the related trusts’ assets. The trusts meet the definition of a qualified special purpose entity. In accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities”, qualifying special purpose entities are not consolidated. As a result, the Sears Canada securitized credit card receivables and related borrowings are not presented in the condensed consolidated balance sheets.
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
On November 15, 2005, Sears Canada completed the sale of its Credit and Financial Services operations to JPMorgan Chase & Co. (“JPMorgan Chase”) for approximately $1.9 billion in cash proceeds net of securitized receivables and other related costs and taxes. In addition, Sears Canada and JPMorgan Chase have entered into a long-term marketing and servicing alliance with an initial term of ten years. On December 2, 2005, Sears Canada’s Board of Directors declared that the net after-tax proceeds from the sale will be used to fund a cash distribution to shareholders in the amount of approximately $1.7 billion with the balance of sale proceeds to be used for general corporate purposes. The cash distribution to shareholders is scheduled to be paid on December 16, 2005.
The assets and liabilities of Sears Canada’s credit business are reported separately as assets and liabilities of operations held for sale in the condensed consolidated balance sheet at October 29, 2005. The major classes of assets and liabilities held for sale include:

October 29,
millions	2005
Credit card receivables, net of $35 allowance	$1,224
Other assets	500

Total assets held for sale	1,724

Accounts payable and accrued liabilities	133

Total liabilities of operations held for sale	$133

The following table summarizes the Sears Canada credit card receivables:

October 29,
millions	2005
Managed accounts	$2,186
Less: co-ownership interest held by third parties	(873)

Co-ownership retained by the Company	1,313
Less: long-term portion of deferred customer accounts receivable	(54)

Total	$1,259

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS
During the second quarter of fiscal 2005, the Company entered into a series of six- and nine-month foreign currency forward contracts totaling $1.0 billion Canadian notional value designed to hedge the Company’s net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts as of October 29, 2005 was negative $40 million. These hedges qualify for hedge accounting and, as such, an unrealized loss of $40 million was recorded as a component of accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet as of October 29, 2005.
Also during the second quarter of fiscal 2005, the Company terminated interest rate swaps with a notional value of approximately $1.0 billion that had converted certain of the Company’s fixed rate debt to floating rate debt. The Company’s variable rate borrowings were reduced to approximately $340 million as a result of these interest rate swap terminations and the retirement of certain of the Company’s variable rate debt. The Company received $60 million in cash proceeds from the swap terminations, representing the aggregate fair value of these swaps as of the termination date. As the hedges related to these swaps qualified for hedge accounting, an offsetting adjustment was recorded to the carrying amount of the designated hedged debt, which remains outstanding, and this adjustment will be amortized to interest expense over the remaining term of the debt.
NOTE 7 — BORROWINGS
Total borrowings were as follows:

millions	October 29,	October 27,	January 26,
	2005	2004	2005
Short-term borrowings:
Unsecured commercial paper	$152	$—	$—
Long-term debt, including current portion:
Convertible subordinated notes, net	—	40	43
Notes and debentures outstanding	3,047	44	52
Capital lease obligations	861	332	316

Total debt	$4,060	$416	$411

Memo: Sears Canada debt	$719	$—	$—
Debt Repurchase Authorization
In May 2005, the Finance Committee of the Board of Directors of the Company authorized the repurchase, subject to market conditions and other factors, of up to $500 million of the outstanding indebtedness of the Company and its subsidiaries in open market or privately negotiated transactions. The source of funds for the proposed purchases is expected to be the Company’s cash from operations or borrowings under the Company’s $4.0 billion, five-year credit agreement (the “Credit Agreement”). During the 13- and 39- weeks ended October 29, 2005, the Company’s subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), repurchased $36 million and $150 million of its outstanding notes, respectively, thereby reducing the unused balance of this authorization to $350 million.
Credit Agreement
The Credit Agreement is available for general corporate purposes and includes a $1.5 billion letter of credit sublimit. The Credit Agreement is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of its direct and indirect subsidiaries

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and is secured by a first lien on domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory and credit card accounts receivable, subject to certain limitations. As of October 29, 2005, the Company had $592 million of letters of credit outstanding under the Credit Agreement with $3.4 billion of availability remaining under the Credit Agreement. There were no borrowings under the facility during the third quarter. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings. The Company capitalized $19 million of debt issuance costs in connection with entering into the Credit Agreement. These costs are being amortized over the five-year life of the Credit Agreement.
Letter of Credit Agreement
The Company has an additional letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $600 million. As of October 29, 2005, there were $305 million of letters of credit outstanding under the LC Agreement.
Under the terms of the LC Agreement, the Company has the ability to post cash, inventory or letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits the Company from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if the Company elects to post cash collateral, it must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. The Company had $306 million posted as collateral under the LC Agreement as of October 29, 2005, consisting of $150 million in the form of a letter of credit and $156 million in cash. The Company continues to classify the cash collateral as cash and cash equivalents due to its ability to substitute these letters of credit with letters of credit under the Credit Agreement, which does not require cash collateral, and its ability to provide letters of credit under the Credit Agreement as collateral. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change.
Cash Collateral
The Company posts cash collateral for certain self-insurance programs. The Company continues to classify the cash collateral as cash and cash equivalents in the accompanying condensed consolidated balance sheets due to the Company’s ability to convert the cash to letters of credit at any time at its discretion. As of October 29, 2005, $71 million of cash was posted as collateral for self-insurance programs.
Convertible Notes
On January 31, 2005, ESL Investments, Inc. (“ESL”) and its affiliates converted, in accordance with their terms, all of the outstanding 9% convertible subordinated notes of Kmart and six months of accrued interest into an aggregate of 6.3 million shares of Kmart common stock. In consideration of ESL’s conversion of the notes prior to maturity, ESL received a $3 million payment from Kmart. The cash payment was equivalent to the approximate discounted after-tax cost of the future interest payments that would have otherwise been paid by Kmart to ESL and its affiliates in the absence of the early conversion. In conjunction with the conversion, the Company recognized the remaining related unamortized debt discount of $17 million as interest expense.
Inter-company Loan
The Company has transferred certain domestic real estate assets to a wholly-owned consolidated subsidiary and segregated the assets into a trust owned by the consolidated subsidiary. The trust has issued mortgage-backed securities which are collateralized by these real estate assets. As of October 29, 2005, these debt

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
securities were entirely held by a wholly-owned consolidated subsidiary of the Company and the net book value of the securitized real estate was $1.1 billion.
NOTE 8 — BENEFIT PLANS
The following table summarizes the components of net periodic expense for the Company’s retirement plans:

	13 Weeks Ended		39 Weeks Ended
millions	October 29,	October 27,	October 29,	October 27,
	2005	2004	2005	2004
Components of net periodic expense:
Benefits earned during the period	$23	$—	$52	$—
Interest costs	87	38	239	115
Expected return on plan assets	(81)	(35)	(216)	(104)

Net periodic expense	$29	$3	$75	$11

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
During the first quarter of fiscal 2005, Holdings announced that the Sears domestic pension plan would be frozen effective January 1, 2006. Domestic associates will earn no additional benefits after December 31, 2005. Benefits earned through December 31, 2005 will be paid out to eligible participants following retirement. The effect of this plan change, which is to reduce the projected benefit obligation of the Sears domestic pension plan by approximately $80 million, is recorded as a component of purchase accounting.
In connection with the decision to freeze the Sears domestic pension plan, Holdings revised the target allocation of the Sears domestic pension plan assets to approximately 42.5% fixed income, 42.5% equity, and 15% alternative investments that incorporate absolute return investment strategies. Previously, the plan asset allocation was approximately 70% equity and 30% fixed income. The Company annually reviews its long-term return rate assumption, which is currently 8%.
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
During the third quarter of fiscal 2005, Holdings announced that the Company’s subsidization of retiree medical costs under the Sears domestic retiree medical plan will be eliminated January 1, 2006 for those Sears retirees under age 65 as of December 31, 2005. The effect of this plan change, which is to reduce the projected benefit obligation associated with the plan by approximately $174 million, is recorded as a component of purchase accounting.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contributions
Contributions were made to the Kmart and Sears domestic pension plans in the amount of $238 million and $0, respectively, for the 13-week period ended October 29, 2005 and $240 million and $33 million, respectively, for the 39-week period ended October 29, 2005. There are no minimum required pension contributions for the remainder of fiscal 2005 to either the Kmart or the Sears domestic pension plan.
NOTE 9 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks Ended
millions	October 29,	October 27,	October 29,	October 27,
	2005	2004	2005	2004
Average common shares outstanding	163.5	89.2	149.8	89.4
Dilutive effect of stock options	0.1	6.4	1.6	6.0
9% convertible subordinated notes	—	6.0	—	6.0

Diluted weighted average common shares	163.6	101.6	151.4	101.4

A reconciliation of net income available to common shareholders to net income available to common shareholders with assumed conversions is as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	October 29,	October 27,	October 29,	October 27,
	2005	2004	2005	2004
Net income available to common shareholders	$58	$552	$210	$797
Interest and accretion of debt discount on 9% convertible notes, net of tax	—	2	—	7

Income available to common shareholders with assumed conversions	$58	$554	$210	$804

Earnings per share
Basic	$0.35	$6.19	$1.40	$8.91
Diluted	$0.35	$5.45	$1.39	$7.93
The 9% convertible subordinated notes and accrued interest were converted into 6.3 million shares of Kmart common stock on January 31, 2005.
Kmart’s outstanding treasury shares were retired and cancelled in connection with the Merger.
NOTE 10 — STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation using the fair value method in accordance with SFAS No. 123(R), “Accounting for Stock-Based Compensation”. The fair value of each stock option is estimated as of the date of grant using the Black-Scholes option-pricing model. Total stock-based compensation expense of approximately $11 million is expected to be recognized in 2005.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Upon consummation of the Merger, 8,011 shares of restricted stock were granted to Aylwin B. Lewis, currently Chief Executive Officer and President of Holdings, at a grant price of $124.83 per share. The grant vests in installments over three years from the grant date, subject to satisfaction of certain performance criteria. The Company will recognize compensation expense of $1 million over the vesting period.
In addition, on March 28, 2005, Alan J. Lacy, Vice Chairman of Holdings, was granted 75,000 shares of restricted stock at a grant price of $131.11 per share. The grant vests in full on June 30, 2006. The Company will recognize compensation expense of $10 million over the vesting period. At the same time, Mr. Lacy was also granted a stock option to purchase 200,000 shares of common stock with an exercise price of $131.11 per share. The option vests in equal installments over four years, subject to acceleration in certain circumstances. The Company will recognize compensation expense of $11 million over the vesting period.
Upon the completion of the Merger, each option to purchase shares of Kmart common stock held by directors or executives of Kmart (whether vested or unvested) was converted into the right to purchase an equivalent number of shares of Holdings common stock at an exercise price per share equal to the exercise price per share of the option before the conversion. In addition, each restricted share of Kmart common stock was converted into a restricted share of Holdings’ common stock.
Upon adoption of the Merger Agreement by Sears stockholders, a pro rata portion of shares of Sears common stock owned by Sears employees that were subject to restrictions and that were granted at least six months prior to the adoption of the Merger Agreement became free of restrictions. As a result, the holders were able to make an election to receive shares of Holdings or cash with respect to such shares. The restricted shares of Sears stock that did not vest were each converted into 0.5 of a share of Holdings common stock and will continue to vest over their original vesting period. Approximately 250,000 shares of Holdings common stock resulted from this conversion. The Company remeasured these shares to fair value at $124.83 per share (as of the acquisition date) and will recognize compensation expense of $31 million over the remaining vesting period.
Options to acquire approximately 490,000 shares of Holdings common stock were outstanding as of October 29, 2005.
NOTE 11 — CLAIMS RESOLUTION AND BANKRUPTCY-RELATED SETTLEMENTS
Claims Resolution
On May 6, 2003, Kmart Corporation (the “Predecessor Company”) emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws pursuant to the terms of a plan of reorganization. Kmart Corporation is presently an indirect, wholly-owned subsidiary of the Company.
The Company continues to make progress in the reconciliation and settlement of various classes of claims associated with the discharge of the Predecessor Company’s liabilities subject to compromise pursuant to the plan of reorganization. Since June 30, 2003, the first distribution date established in the plan of reorganization, approximately 25 million shares of the 31.9 million shares set aside for distribution have been distributed to holders of Class 5 claims and approximately $4 million in cash has been distributed to holders of Class 7 claims. Due to the significant volume of claims filed to-date, it is premature to estimate with any degree of accuracy the ultimate allowed amount of such claims for each class of claims under the plan of reorganization. Accordingly, the Company’s current distribution reserve for Class 5 claim settlements is 15 percent of the total shares expected to be distributed. Differences between amounts filed and the Company’s estimates are being investigated and will be resolved in connection with its claims resolution process. The claims reconciliation process may result in material adjustments to current estimates of allowable claims.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the first quarter of fiscal 2005, the Company reduced the distribution reserve from 20 percent to 15 percent, resulting in the distribution of approximately 1.5 million additional shares to claimants who had previously received shares for allowed claims. In connection with this action, Kmart received an additional 66,889 shares in the first quarter as a result of bankruptcy-related settlements entered into prior to the April 1, 2005 distribution date in which the Company was assigned Class 5 claims.
The remaining shares in the distribution reserve will be issued to claimants on a pro-rata basis if, upon settlement of all claims, the ultimate amount allowed for Class 5 claims is consistent with the plan of reorganization. The next scheduled distribution under the plan of reorganization is expected to commence on or about January 1, 2006.
Bankruptcy-Related Settlements
The Company recognized recoveries of $1 million and $33 million for the 13- and 39-week periods ended October 29, 2005, respectively, related to vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. In conjunction with these recoveries, the Company was assigned 7,302 and 216,965 shares of common stock (weighted average price of $124.35 and $119.15 per share) with an approximate value of $1 million and $26 million for the 13- and 39-week periods ended October 29, 2005, respectively. Of the 216,965 shares, 50,748 were cancelled on the effective date of the Merger.
NOTE 12 — SHAREHOLDERS’ EQUITY
The following table summarizes the changes in shareholders’ equity during the 39-week period ended October 29, 2005:
(millions)

Balance, beginning of year	$4,469
Acquisition of Sears	6,491
Stock options exercised	100
Conversion of subordinated note	63
Income tax benefit on nonqualified stock options	49
Common shares repurchased	(434)
Net income	210
Other comprehensive income	2
Other	(5)

Balance, October 29, 2005	$10,945

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
During the 13 weeks ended October 29, 2005, the Company repurchased 3.7 million of its common shares at a total cost of $434 million under a common share repurchase program. This program, approved by the Board of

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Directors during the third quarter of fiscal 2005, authorized the repurchase of up to an aggregate of $1.0 billion of the Company’s common shares. As of October 29, 2005, the Company had $566 million of remaining authorization under this program.
Comprehensive Income and Accumulated Other Comprehensive Loss
The following table shows the computation of comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 27,	October 29,	October 27,
millions	2005	2004	2005	2004
Net income	$58	$552	$210	$797

Other comprehensive (income)/loss:
Change in fair value of interest rate swaps	(3)	—	(2)	(1)
Unrealized loss on foreign currency forwards	(30)	—	(40)	—
Foreign currency translation adjustments	48	—	44	—

Total accumulated other comprehensive (income)/loss	15	—	2	(1)

Total comprehensive income	$73	$552	$212	$796

The following table displays the components of accumulated other comprehensive loss:

millions	October 29,	October 27,	January 26,
	2005	2004	2005
Cumulative unrealized derivative losses	(2)	—	—
Unrealized loss on foreign currency forwards	4	—	—
Minimum pension liability, net of tax	(77)		(77)

Accumulated other comprehensive loss	$(75)	$—	$(77)

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
During the first quarter of fiscal 2005, the Company recognized a reversal of approximately $1.1 billion of its pre-Merger deferred income tax valuation allowance as a result of the Merger and the combined tax attributes resulting from the Merger. Pursuant to SFAS No. 109, the recognition of this reversal is included in the Company’s purchase accounting adjustments as a reduction to goodwill attributable to the Merger. Given the Company’s current and forecasted levels of profitability, as well as its ability to realize the deferred tax assets through tax strategies if necessary, management believes that this portion of the deferred tax asset will more likely than not be realized.
In connection with the Merger, deferred tax assets of $284 million, with a corresponding valuation allowance, were recorded related to state tax benefits of Sears that are not expected to be realized. As a result, the consolidated valuation allowance as of October 29, 2005 is $460 million and relates to the uncertainty around the realization of certain state deferred tax assets. The Company will continue to assess the likelihood of

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
realization of these state deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized.
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
In August 2004, FTS filed a motion with the bankruptcy court to assume the master agreement and the license agreements. Kmart objected to that motion and filed a separate motion to terminate the master agreement and the license agreements. On July 2, 2005, FTS and Kmart entered into a comprehensive settlement agreement that resolved all outstanding disputes between Kmart and FTS. On August 25, 2005, the bankruptcy court entered an order approving the settlement agreement, and, consistent with the terms of the settlement agreement, permitting FTS and Kmart to amend and FTS to assume the master agreement. Among other things, the settlement (i) required FTS to pay Kmart $45 million to cure its monetary defaults under the master agreement, (ii) provides that the master agreement will terminate at the end of 2008 rather than in 2012, (iii) eliminated Kmart’s equity interests in the Meldisco subsidiaries effective as of January 2, 2005 in exchange for payments to Kmart based on a set percentage of gross sales, and (iv) permits Kmart to require FTS to vacate up to 550 stores that close or convert to the Sears Essentials format, provided that Kmart buys FTS’s inventory at each converting or closing store at book value. The settlement also permits Kmart to require FTS to vacate additional closing or converting stores in exchange for a per-store fee.
On August 26, 2005, FTS made the $45 million cure payment to Kmart. Holdings recorded a gain of $21 million, classified within other income, related to the settlement agreement in the third quarter of 2005. The cure payment was a final settlement of all of Kmart’s claims in respect of its interest in the Meldisco businesses through and including August 25, 2005.
In addition, during the third quarter of fiscal 2005 Kmart received payments totaling approximately $15 million as additional license fees earned from January 2, 2005 to August 27, 2005. This amount has been recognized as additional merchandise sales and service revenue in the third quarter of fiscal 2005.
FTS has filed a plan of reorganization with the bankruptcy court. Kmart’s results with respect to the amended footwear master agreement may be affected by whether (i) FTS obtains bankruptcy court approval of its plan of reorganization and successfully emerges from bankruptcy and (ii) FTS is able to successfully manage its business in the future.
As of October 29, 2005, ESL and its affiliates owned 9.9% of the common stock of FTS.
NOTE 15 — REAL ESTATE TRANSACTIONS
During fiscal 2004, the Company entered into multiple agreements with Home Depot U.S.A., Inc. (a subsidiary of The Home Depot, Inc.) (“Home Depot”) to sell four properties and assign 14 leased properties for an

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
aggregate purchase price of $271 million. The gain on sales of assets for the 13 and 39-week periods ended October 27, 2004 include $198 million and $241 million, respectively, attributable to these agreements.
Also during fiscal 2004, Kmart agreed to sell four owned properties, assign 45 leased properties and lease one owned store to Sears for a total purchase price of approximately $576 million. Included in the gain on sales of assets for the 13 and 39-week periods ended October 27, 2004 is a gain of $599 million related to this agreement.
The Company also sold certain other real and personal property assets, resulting in net gains of $15 million and $25 million for the 13 and 39-weeks ended October 29, 2005, respectively, and $10 million and $71 million for the 13 and 39-weeks ended October 27, 2004, respectively. Included within this gain for the 39-week period ended October 27, 2004 was $18 million related to the sale of the Company’s Trinidad subsidiary and its associated property, $12 million related to the sale of corporate airplanes and $41 million from sales of other real and personal property.
During the 39-weeks ended October 29, 2005 and October 27, 2004, the Company purchased 19 and 28 previously leased operating properties for $98 million and $103 million, respectively. In the normal course of business, the Company considers opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash. In addition, the Company reviews leases that will expire in the short-term in order to determine the appropriate action to take with respect to them.
NOTE 16 — RELATED PARTY DISCLOSURE
The Company’s Board of Directors has delegated authority to direct investment of the Company’s surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of the Company’s Board of Directors and is the Chairman and Chief Executive Officer of ESL. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on behalf of the Company. ESL beneficially owned approximately 40% of the Company’s outstanding common stock as of October 29, 2005.
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
Holdings employs certain employees of ESL. William C. Crowley is a director and the Executive Vice President and Chief Financial and Administrative Officer of the Company while continuing his role as President and Chief Operating Officer of ESL. The Vice President of Business Development and the Senior Vice President of Real Estate for the Company are also employed by ESL.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 17 — FINANCIAL GUARANTEES
The Company issues various types of guarantees in the normal course of business. The Company had the following guarantees outstanding as of October 29, 2005:

millions
	Bank	SRAC
	Issued	Issued	Other	Total
Standby letters of credit	$839	$133	$—	$972
Commercial letters of credit	145	215	—	360
Secondary lease obligations and performance guarantee	—	—	130	130
The secondary lease obligations relate to certain store leases of previously divested Sears businesses. The Company remains secondarily liable if the primary obligor defaults. As of October 29, 2005, the Company had a $19 million liability recorded in other liabilities, which represents the Company’s current estimate of potential obligations related to these leases. The performance guarantee relates to certain municipal bonds issued in connection with the Company’s headquarters building. This guarantee expires in 2007.
NOTE 18 — SUMMARY OF SEGMENT DATA
Holdings is continuing the process of integrating Kmart and Sears. To date, for purposes of reviewing results of operations and making asset-allocation decisions, senior management has continued to utilize principally the reporting structures which existed independently for Sears and Kmart prior to the Merger. As a result, the Company currently has three reportable segments: Kmart, Sears Domestic and Sears Canada, compared to one segment in the prior year. The accompanying summary of segment data for the 39-week period ended October 29, 2005 includes the results of operations of Sears subsequent to March 24, 2005, the date of the Merger. Sears Canada’s results are reported to Holdings on a one-month lag. Therefore, the results of operations for the 13-week period ended October 29, 2005 include operating results for Sears Canada for the period from July 3, 2005 to October 1, 2005. For the 39-week period ended October 29, 2005, the results of operations include operating results for Sears Canada from March 25, 2005 to October 1, 2005.

	For the 13 Weeks Ended
					October 27,
millions	October 29, 2005				2004
				Sears	Sears
	Kmart	Sears		Holdings	Holdings
		Domestic	Canada
Merchandise sales and services	$4,172	$6,803	$1,143	$12,118	$4,426
Credit and financial products revenues	—	—	84	84	—

Total revenues	4,172	6,803	1,227	12,202	4,426

Costs and expenses
Cost of sales, buying and occupancy	3,145	4,805	833	8,783	3,324
Selling and administrative	942	1,716	314	2,972	994
Depreciation and amortization	13	214	36	263	6
Provision for uncollectible accounts	—	—	21	21	—
Gain on sales of assets	(17)	—	2	(15)	(807)
Restructuring charges	6	—	53	59	—

Total costs and expenses	4,089	6,735	1,259	12,083	3,517

Operating income (loss)	$83	$68	$(32)	$119	$909

Total assets	$7,745	$18,654	$4,341	$30,740	$7,665

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the 39 Weeks Ended
					October 27,
millions	October 29, 2005				2004
				Sears	Sears
	Kmart	Sears		Holdings	Holdings
		Domestic	Canada
Merchandise sales and services	$13,354	$17,141	$2,373	$32,868	$13,893
Credit and financial products revenues	—	—	171	171	—

Total revenues	13,354	17,141	2,544	33,039	13,893

Costs and expenses
Cost of sales, buying and occupancy	10,164	12,112	1,733	24,009	10,520
Selling and administrative	2,840	4,175	654	7,669	2,921
Depreciation and amortization	33	541	76	650	14
Provision for uncollectible accounts	—	—	38	38	—
Gain on sales of assets	(25)	—	—	(25)	(911)
Restructuring charges	51	—	53	104	—

Total costs and expenses	13,063	16,828	2,554	32,445	12,544

Operating income (loss)	$291	$313	$(10)	$594	$1,349

Total assets	$7,745	$18,654	$4,341	$30,740	$7,665

NOTE 19 — LEGAL PROCEEDINGS
Pending against Sears and certain of its officers and directors are a number of lawsuits, described below, that relate to Sears’ credit card business and public statements about it. The Company believes that all of these claims lack merit and is defending against them vigorously.
▪	On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears and certain current and former officers alleging that certain public announcements by Sears concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and certified the consolidated action as a class action. Discovery is underway. The trial is scheduled to begin in September 2006.
▪	On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears, certain officers and directors, and alleged fiduciaries of Sears’ 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in Sears’ common shares and alleged communications made to Plan participants regarding Sears’ financial condition. The Court has consolidated these actions and certified the consolidated action as a class action. Discovery is underway. No trial date has been set.
▪	On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York (the “New York Court”) against Sears (as a nominal defendant) and certain current and former directors seeking damages on behalf of Sears. The complaint purports to allege a breach of fiduciary duty by the directors with respect to Sears’ management of its credit business. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois (the “Illinois State Court”), and a third was filed in the United States District Court for the Northern District of Illinois. The New York Court derivative suit was dismissed on June 21, 2004 and the plaintiff has appealed. The two Illinois State Court derivative suits were dismissed on September 30, 2004. The order of dismissal became final on December 1, 2004, and the

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
time to appeal has expired. The Illinois federal court suit has been stayed pending resolution of the New York Court derivative action.

▪	On June 17, 2003, an action was filed in the Northern District of Illinois against Sears and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. An amended complaint was filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. The defendants filed motions to dismiss the action. On September 24, 2004, the court granted these motions in part, and denied them in part. The court dismissed the claims related to the March 18 and May 21, 2002 note offerings because the plaintiff did not purchase notes in those offerings. The court dismissed the Section 10(b) and Rule 10b-5 claims against several of the individual defendants because the plaintiff failed to adequately plead such claims. The court sustained the remaining claims. By leave of court, the plaintiffs filed a second amended complaint on November 15, 2004. Defendants (other than one of the underwriter defendants) filed motions to partially dismiss the second amended complaint on January 10, 2005. The defendant that did not move to partially dismiss filed an answer to the second amended complaint on January 28, 2005, denying all liability. On September 14, 2005, the court granted the pending motions to dismiss in part, and denied them in part. The court dismissed the Section 11 claim with respect to SRAC’s May 21, 2002 notes on the ground that the plaintiffs lacked standing, and the Section 12 claims with respect to SRAC’s March 18, 2002 notes and May 21, 2002 notes on the ground that the plaintiffs could not allege damages. The court dismissed the Section 15 claim on the ground that the plaintiffs had failed to allege a predicate violation of the Securities Act of 1933 on the part of SRAC. The court dismissed the Section 10(b) and Rule 10b-5 claims as to some, but not all, of the individual defendants. The court sustained the remaining claims. By leave of court, the plaintiffs filed a third amended complaint on October 28, 2005. The non-underwriter defendants filed a motion to partially dismiss the third amended complaint on November 15, 2005.
Following the announcement of the Merger on November 17, 2004, several actions have been filed relating to the transaction. These lawsuits are in their preliminary stages, and defendants have not yet been required to respond to certain of the complaints. The Company believes that all of these claims lack merit and intends to defend against them vigorously.
▪	Three actions have been filed in the Circuit Court of Cook County, Illinois. These actions assert claims on behalf of a purported class of Sears’ stockholders against Sears and certain of its officers and directors, together with Kmart, Edward S. Lampert, William C. Crowley and other affiliated entities, alleging breach of fiduciary duty in connection with the merger. The plaintiffs allege that the merger favors interested defendants by awarding them disproportionate benefits, and that the defendants failed to take appropriate steps to maximize the value of a merger transaction for Sears’ stockholders. The actions have been consolidated, and an amended complaint was filed in early January 2005. The amended complaint asserts similar breach-of-fiduciary duty claims, as well as alleging that defendants have made insufficient and misleading disclosures in connection with the mergers, and seeks injunctive relief. The plaintiffs have moved for expedited discovery. On February 1, 2005, the court granted the defendants’ motion to stay or dismiss these actions in favor of then-pending parallel litigation in the New York Supreme Court. Plaintiffs appealed the stay order to the Appellate Court of Illinois-First District. On October 28, 2005, following the dismissal with prejudice of the New York actions and the New York plaintiffs’ failure to appeal, the Appellate Court of Illinois dismissed the appeal as moot. The cases are now pending in the Circuit Court, and the defendants intend to renew their motion to dismiss.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
▪	Two actions were filed in the Supreme Court of the State of New York, New York County, asserting substantially similar claims against Sears and certain of its officers and directors. The parties agreed to consolidate these two actions. Pending consolidation, the defendants moved to dismiss the complaint in both actions for lack of standing and failure to state a cause of action. On February 15, 2005, the Court ordered that the two cases be consolidated as a single action. On February 16, 2005, the plaintiffs filed a superceding consolidated amended class action complaint. The amended complaint asserts claims on behalf of a purported class of Sears’ stockholders against Sears and certain of its officers and directors for breach of fiduciary duty in connection with the merger on the grounds that defendants allegedly failed to take proper steps to maximize the value of a merger transaction for Sears’ stockholders. Additionally, the plaintiffs claim that the defendants made insufficient and misleading disclosures in connection with the mergers. The amended complaint also names Kmart, Edward S. Lampert and ESL, Inc. as defendants on the grounds that they aided and abetted the alleged breaches of fiduciary duty. The amended complaint seeks provisional and permanent injunctive relief, as well as damages. On March 24, 2005, the Court denied plaintiffs’ motions for expedited discovery and a preliminary injunction against the closing of the mergers. On July 29, 2005, the Court granted all defendants’ motions to dismiss the action with prejudice. The time to appeal has expired, and plaintiffs have not filed an appeal.
▪	One action has been filed in the United States District Court for the Northern District of Illinois. This action asserts claims under the federal securities laws on behalf of a purported class of Sears’ stockholders against Sears and Alan J. Lacy, for allegedly failing to make timely disclosure of merger discussions with Kmart during the period November 8 through 16, 2004, and seeks damages. The court appointed a lead plaintiff and lead counsel, and an amended complaint was filed on March 11, 2005. The amended complaint, names Edward S. Lampert and ESL Partners, L.P., as additional defendants, and purports to assert claims on behalf of sellers of Sears stock during the period September 9 through November 16, 2004. All defendants have moved to dismiss, and briefing on the motions was completed in early July 2005.
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
In March 2002, a class action was filed in the United States District court for the Eastern District of Michigan on behalf of participants or beneficiaries of the Kmart Corporation Retirement Savings Plan against various current and former employees and former directors of Kmart Corporation alleging breach of fiduciary duty under the Employee Retirement Income Security Act for excessive investment in the Predecessor Company’s stock, failure to provide complete and accurate information about the Predecessor Company’s common stock

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and failure to provide accurate information regarding the Predecessor Company’s financial condition. In July 2002, the plaintiffs filed proofs of claim with the bankruptcy court in an aggregate amount of $180 million. In July 2005, tentative agreement was reached to settle this action. The settlement is subject to final court approval. Kmart is not a defendant in this action. The settlement is expected to be covered by insurance, except for $50,000 that Kmart expects to contribute as part of the settlement. Once the settlement is approved, Kmart will move to have the proofs of claim filed expunged.
In November 2003, the Creditor Trust created pursuant to the Predecessor Company’s plan of reorganization (the “Creditor Trust”) filed suit in the Oakland County (Michigan) Circuit Court against six former executives of the Predecessor Company (the “ Officer Defendants”) and PricewaterhouseCoopers LLP, the Predecessor Company’s independent auditor. The allegations against the Officer Defendants include violations of their fiduciary duty and breach of contract related to their employment agreements with the Predecessor Company. Kmart is not a defendant in this action. The claims against the Officer Defendants were ordered to arbitration by the Oakland County Circuit Court based on the terms of the employment agreements. In July 2005, in the first of six scheduled arbitrations involving the Officer Defendants, the arbitration panel found in favor of the Predecessor Company’s former chief executive officer, Charles Conaway, on all of the Creditor Trust’s claims against him.
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
In Capital Factors v. Kmart Corporation, the United States District Court for the Northern District of Illinois ruled that the Bankruptcy Court did not have the authority to authorize the payment of pre-petition claims of certain trade vendors by the Company. An appeal of the ruling and subsequent motions for rehearing were denied. In order to satisfy its fiduciary responsibility to pursue claims against the critical vendors during the pendency of the appeal, in January 2004 the Company filed suit against a total of 1,189 vendors that received these payments seeking to recover in excess of $174 million paid to the critical vendors. To date, Kmart has settled approximately 750 critical vendor claims for a total recovery the Company values at approximately $61 million.
Kmart is a defendant in a pending pre-petition nationwide class action relating to proper access to facilities for the disabled under the Americans with Disabilities Act. The class action is pending in the United States District Court in Denver, Colorado. On July 14, 2005, the court certified a nationwide class of Kmart’s approximately 1,500 stores. On August 22, 2005, the 10th Circuit Court of Appeals granted Kmart leave to file an interlocutory appeal challenging class certification, which Kmart has done. At the same time, the parties are engaged in settlement discussions. The Company is not presently able to determine the outcome of this case.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
NOTE 20 — SUBSEQUENT EVENTS
Orchard Supply Hardware
On November 23, 2005, the Company closed the sale of 19.9% of the voting stock of Orchard Supply Hardware Stores Corporation (“OSH”) to the private equity fund of Ares Management LLC (“Ares”). Prior to the sale, OSH had been a wholly-owned subsidiary of the Company. The private equity fund paid $59 million in cash for the 19.9% equity interest and a three-year option to purchase, for $127 million, additional shares of OSH that currently represent 30.2% of OSH’s outstanding voting stock. Also, OSH subsidiaries entered into arrangements for $250 million in financing, consisting of a $130 million senior secured revolving credit facility and a $120 million commercial mortgage-backed loan. Approximately $56 million of the revolving credit facility has been drawn down at closing. After the closing of the transaction, the Company has an 80.1% interest in OSH that would be reduced to approximately 19.9% should the private equity fund of Ares exercise its option.
Sears Canada
On November 15, 2005, Sears Canada completed the sale of its Credit and Financial Services operations to JPMorgan Chase & Co. (“JPMorgan Chase”) for approximately $1.9 billion in cash proceeds net of securitized receivables and other related costs and taxes. In addition, Sears Canada and JPMorgan Chase have entered into a long-term marketing and servicing alliance with an initial term of ten years. On December 2, 2005, Sears Canada’s Board of Directors declared that the net after-tax proceeds from the sale will be used to fund a cash distribution to shareholders in the amount of approximately $1.7 billion with the balance of sale proceeds to be used for general corporate purposes. The cash distribution to shareholders is scheduled to be paid on December 16, 2005. Holdings expects that its after-tax proceeds from this distribution will approximate $820 million.
On December 5, 2005 Holdings announced its intention to acquire the 49.5 million outstanding shares of common stock of Sears Canada which it does not currently own. To acquire that 46% equity interest, Holdings plans to offer C$16.86 (Canadian dollars) per share for an aggregate purchase price of C$835 million or $720 million in U.S. dollars. Holdings also announced that it entered into an agreement with the largest shareholder of Sears Canada (other than Holdings) pursuant to which the investor, Natcan Investment Management, Inc., has agreed to tender all common shares owned or controlled by it (approximately 9.1% of the outstanding common shares of Sears Canada) into Sears Holdings’ offer for the same consideration. If the transaction is consummated, Sears Canada would become a wholly-owned subsidiary of Holdings.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
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
OVERVIEW AND CONSOLIDATED OPERATIONS
Overview
Sears Holdings Corporation (“Holdings” or the “Company”) was formed for the purpose of consummating the business combination of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”), which was completed on March 24, 2005 (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of November 16, 2004 (the “Merger Agreement”). Upon consummation of the Merger, Kmart and Sears became wholly-owned subsidiaries of the Company. The Company is a broadline retailer with approximately 2,300 full-line and 1,200 specialty retail stores in the United States operating through Kmart and Sears and 370 full-line and specialty stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 54%-owned subsidiary.
The Merger has been accounted for as a purchase business combination, with Kmart designated as the acquirer. Therefore, the historical financial statements of Kmart became the historical financial statements of Holdings, the registrant. The accompanying condensed consolidated statements of operations and cash flows for the 39-week period ended October 29, 2005 include the results of operations of Sears from March 25, 2005 forward. Therefore, Holdings’ operating results for the 39-week period ended October 29, 2005 include approximately 31 weeks of Sears’ results and 39 weeks of Kmart’s results.
Effective March 23, 2005, the Company changed its fiscal year from the last Wednesday in January to the Saturday closest to January 31st. As the change in fiscal year end reflects a change of only three days, the historical financial statements have not been recast to reflect this change. Sears Canada’s fiscal year end is the Saturday closest to December 31. The results of operations for Sears Canada are reported to Holdings on a one-month lag. Therefore, the condensed consolidated statement of operations for the 13-week period ended October 29, 2005 includes operating results for Sears Canada from July 3, 2005 through October 1, 2005. For the 39-week period ended October 29, 2005, the condensed consolidated statements of operations and cash flows include operating results for Sears Canada from March 25, 2005 through October 1, 2005.
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
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
In order to realize the opportunities provided by the Merger, the Company is working to become more customer-focused while taking the necessary actions to improve the profitability of its business model.
Building long-term customer relationships
Holdings interacts with customers in a variety of ways through its various retail formats, as well as directly in customers’ homes. The Company’s goal is to make its products, brands and services more responsive to the needs of its customers and to build long-term relationships with those customers. In order to achieve this goal, the Company is making a number of changes to its store formats and associated product offerings and closely monitoring customer response to these changes. The Company’s strategies and plans will continue to evolve as it incorporates learnings from customer response to these changes. Specific initiatives to date include:
▪	launching Sears Essentials, a new retail format. This mid-size store format offers customers the “best of both”, meeting the everyday needs of customers as well as offering more-destination-focused purchase categories. As of October 29, 2005, Holdings had opened 50 Sears Essentials stores, which have achieved varying degrees of success. The Company continues to evaluate alternatives that would allow it to capture the potential of providing Sears brands and, particularly appliances, to our customers from our existing Kmart stores. While the Company continues to believe that Sears Essentials offers an attractive means to provide customers with these products, the Company has also found success with selling Sears branded products and appliances in Kmarts. As a result, the Company has reduced the number of stores planned for conversion to the Sears Essentials format in 2006. The Company will continue to assess the pace and planned location of Sears Essentials in future years and of offering Sears products in existing or remodeled Kmart stores based on customer response and the capital required;
▪	introducing select Sears private label branded products, including Kenmore and Craftsman products, into certain Kmart stores, enabling the Company to better differentiate itself from other mass market retailers;
▪	remodeling Kmart stores, where the expected financial returns merit the required capital outlay, to include home appliances. The Company intends to continue its roll-out of home appliances, including Sears Kenmore products, into both Sears Essentials and Kmart locations over the next several years as a means of expanding its points of distribution in response to competitor outlet growth. As of October 29, 2005, a total of 88 Kmart stores offered broad assortments of home appliances;
▪	completing a national roll-out of Sears credit card payment acceptance to all Kmart locations and offering Kmart customers the opportunity to apply for Sears credit cards and related financial services at Kmart locations; and
▪	testing multiple new initiatives at select locations, including the addition of certain Sears customer services to Kmart stores including Sears Auto Centers, licensed businesses such as hearing and optical centers, and auto and truck rental services.
Improving Profitability
The Company is committed to improving its profitability through increasing the efficiency and effectiveness of its operations. Actions to date include:

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
▪	initiating and continuing efforts to improve gross margins, particularly at Sears, by reducing reliance on certain promotional events. The impact of these efforts on Sears Domestic’s operating results is discussed in the Results of Operations section below;
▪	integrating the home office functions of Kmart and Sears to reduce the overall cost structure of Holdings. As of October 29, 2005, Holdings has eliminated approximately 1,500 positions between Sears’ and Kmart’s combined home office functions. In addition, a majority of the 523 Kmart associates who were offered and accepted relocations opportunities have been relocated as of October 29, 2005;
▪	improving efficiencies and cost effectiveness of the supply chain, including the identification of transportation synergies and the consolidation of international buying offices;
▪	lowering the fixed costs associated with marketing expenditures by reducing the number of creative agencies utilized by Sears;
▪	optimizing Kmart and Sears terms with vendors by sourcing goods on a combined basis, where possible, to obtain better costs, vendor support and terms, as well as leveraging the use of common suppliers where practical; and
▪	implementing a rigorous process to ensure that the Company’s capital is expended on only those efforts that have higher potential for creating long-term value for shareholders.
Results of Operations
The condensed consolidated statements of operations for the 13- and 39-week periods ended October 29, 2005 are not comparable to the prior year periods because the prior year periods do not include Sears’ results. Additionally, the condensed consolidated statement of operations for the 39-week period ended October 29, 2005 is not representative of the Company’s operations as it only includes Sears’ results of operations from March 25, 2005 forward. Therefore, the Company believes that an understanding of its reported results, trends and on-going performance is not complete without presenting results on a pro forma basis.
The Holdings consolidated results of operations on both a reported and pro forma basis are summarized below. The pro forma adjustments are described on page 40. References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.
The unaudited pro forma financial information in the tables below summarizes the combined results of operations of Kmart and Sears for the 13-week period ended October 27, 2004 and the 39-week periods ended October 29, 2005 and October 27, 2004 as though the Merger had occurred as of the beginning of fiscal 2004. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of each period, or that may result in the future. In addition, the following unaudited pro forma information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the Merger.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004

	Reported		Pro forma
	13 Weeks Ended		13 Weeks Ended
	October 29,	October 27,	October 29,	October 27,
millions, except per common share data	2005	2004	2005	2004
Merchandise sales and services	$12,118	$4,426	$12,118	$12,753
Credit and financial products revenues	84	—	84	85

Total revenues	$12,202	$4,426	$12,202	$12,838

Cost of sales, buying and occupancy	8,783	3,324	8,783	9,336
Gross margin rate	27.5%	24.9%	27.5%	26.8%

Selling and administrative	2,972	994	2,972	3,090
Selling and administrative expense as a percentage of total revenues	24.4%	22.5%	24.4%	24.1%

Depreciation and amortization	263	6	263	283
Provision for uncollectible accounts	21	—	21	16
Gain on sales of assets (1)	(15)	(807)	(15)	(208)
Restructuring charges (1)	59	—	59	—

Total costs and expenses	12,083	3,517	12,083	12,517

Operating income	119	909	119	321
Interest expense, net	(70)	(25)	(70)	(84)
Bankruptcy-related recoveries	1	1	1	1
Other income	22	1	22	8

Income before income taxes, minority interest and cumulative effect of change in accounting principle	72	886	72	246
Income taxes	28	334	28	89
Minority interest	(14)	—	(14)	7

Income before cumulative effect of change in accounting principle	58	552	58	150
Cumulative effect of change in accounting principle, net of tax	—	—	—	—

NET INCOME	$58	$552	$58	$150

Diluted earnings per share before cumulative effect of change in accounting principle	$0.35	$5.45	$0.35	$0.93
Diluted earnings per share (1)	$0.35	$5.45	$0.35	$0.93

(1) Diluted earnings per share impact of certain significant items
Gain on sale of assets	$0.06	$4.95	$0.06	$0.81
Restructuring charges	(0.13)	—	(0.13)	—

Total	$(0.07)	$4.95	$(0.07)	$0.81

         These items include Kmart’s store sale and lease assignment transactions with The Home Depot, Inc. and Sears in the as reported 2004 period and the transaction with The Home Depot, Inc. in the pro forma 2004 period as described in Note 15 to the condensed consolidated financial statements and charges described in Note 3 to the condensed consolidated financial statements associated with Kmart and Sears Canada restructuring initiatives implemented during the fiscal 2005 periods. Items like these periodically affect the Company’s results; however, the amounts of these types of items may vary significantly from period to period and have a disproportionate effect on the periods presented, which affects the comparability of the Company’s financial performance. Management considers the total impact of these items, along with reported results, when it reviews and evaluates the Company’s financial performance.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004

	Reported		Pro forma
	39 Weeks Ended		39 Weeks Ended
	October 29,	October 27,	October 29,	October 27,
millions, except per common share data	2005	2004	2005	2004
Merchandise sales and services	$32,868	$13,893	$37,919	$38,869
Credit and financial products revenues	171	—	257	253

Total revenues	$33,039	$13,893	$38,176	$39,122

Cost of sales, buying and occupancy	24,009	10,520	27,681	28,721
Gross margin rate	27.0%	24.3%	27.0%	26.1%

Selling and administrative	7,669	2,921	8,994	9,076
Selling and administrative expense as a percentage of total revenues	23.2%	21.0%	23.6%	23.2%

Depreciation and amortization	650	14	826	871
Provision for uncollectible accounts	38	—	54	42
Gain on sales of assets (1)	(25)	(911)	(26)	(321)
Restructuring charges (1)	104	—	104	41

Total costs and expenses	32,445	12,544	37,633	38,430

Operating income	594	1,349	543	692
Interest expense, net	(184)	(86)	(217)	(269)
Bankruptcy-related recoveries	33	13	33	13
Other income	33	4	43	57

Income before income taxes, minority interest and cumulative effect of change in accounting principle	476	1,280	402	493
Income taxes	183	483	172	184
Minority interest	(7)	—	(1)	14

Income before cumulative effect of change in accounting principle	300	797	231	295
Cumulative effect of change in accounting principle, net of tax	(90)	—	(90)	—

NET INCOME	$210	$797	$141	$295

Diluted earnings per share before cumulative effect of change in accounting principle	$1.98	$7.93	$1.42	$1.84
Diluted earnings per share(1)	$1.39	$7.93	$0.87	$1.84

(1) Diluted EPS impact of selected significant items
Gain on sale of assets	$0.10	$5.59	$0.09	$1.22
Restructuring charges	(0.32)	—	(0.28)	(0.16)

Total	$(0.22)	$5.59	$(0.19)	$1.06

         These items include Kmart’s store sale and lease assignment transactions with The Home Depot, Inc. and Sears in the 2004 as reported period and the transaction with The Home Depot, Inc. in the pro forma 2004 period as described in Note 15 to the condensed consolidated financial statements and charges described in Note 3 to the condensed consolidated financial statements associated with Kmart and Sears Canada restructuring initiatives implemented during the fiscal 2005 periods. Items like these periodically affect the Company’s results; however, the amounts of these types of items may vary significantly from period to period and have a disproportionate effect on the periods presented, which affects the comparability of the Company’s financial performance. Management considers the total impact of these items, along with reported results, when it reviews and evaluates the Company’s financial performance.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
Holdings Reported Results
13-week period ended October 29, 2005 compared to the 13-week period ended October 27, 2004
Total revenues increased $7.8 billion, or 176%, to $12.2 billion for the 13 weeks ended October 29, 2005, as compared to total revenues of $4.4 billion for the 13 weeks ended October 27, 2004. The increase was primarily attributable to the addition of Sears revenues of $8.0 billion in 2005, partially offset by a $0.3 billion, or 5.7%, decline in Kmart’s revenues, due to a reduction in the total number of Kmart stores in operation and a comparable store sales decline of 2.8%. While Kmart’s overall comparable store sales declined as a result of lower transaction volumes across most businesses, most notably home products and electronics, its apparel business outperformed other businesses and had positive comparable store sales during the period.
Gross margin as a percentage of merchandise sales and services revenue was 27.5% for the 13 weeks ended October 29, 2005, as compared to 24.9% for the 13 weeks ended October 27, 2004. The increase was primarily attributable to the addition of Sears, which had a higher overall gross margin rate than Kmart in the current year period, partially offset by a decrease in Kmart’s gross margin rate. Kmart’s gross margin rate as a percentage of merchandise sales and services revenue was 24.6% for the 13 weeks ended October 29, 2005, as compared to 24.9% for the 13 weeks ended October 27, 2004. The decrease was primarily attributable to increased promotional and clearance markdowns.
Selling and administrative expenses as a percentage of total revenues was 24.4% for the 13 weeks ended October 29, 2005, as compared to 22.5% for the 13 weeks ended October 27, 2004. The increase was primarily attributable to the addition of Sears, which had a higher cost structure than Kmart in the current year period.
Depreciation and amortization was $263 million for the 13 weeks ended October 29, 2005, as compared to $6 million for the 13 weeks ended October 27, 2004. The increase was primarily attributable to the addition of Sears, which accounted for $250 million of the combined expense in the current year period.
Restructuring charges were $59 million for the 13 weeks ended October 29, 2005. These charges included a $53 million charge for employee-related termination costs associated with Sears Canada restructuring initiatives implemented during the third quarter of fiscal 2005, including a workforce reduction of approximately 1,200 associates, as well as a $6 million charge at Kmart for relocation assistance and employee termination-related costs associated with Holdings’ home office integration efforts.
Included in operating income were gains on sales of assets of $15 million and $807 million for the 13 week periods ended October 29, 2005 and October 27, 2004, respectively. During fiscal 2004, the Company entered into multiple agreements with The Home Depot, Inc. to sell four properties and assign 14 leased properties for an aggregate purchase price of $271 million. The gain on sales of assets for the 13 weeks ended October 27, 2004 included $198 million attributable to these agreements. Also during fiscal 2004, Kmart agreed to sell four owned properties, assign 45 leased properties and lease one owned store to Sears for a total purchase price of approximately $576 million. Included in the gain on sales of assets for the 13 weeks ended October 27, 2004 was a gain of $599 million related to this agreement.
Operating income was $119 million for the 13 weeks ended October 29, 2005, as compared to $909 million for the 13 weeks ended October 27, 2004. The decrease was primarily attributable to $790 million less in gains on the sale of assets realized by Kmart in the current year. Further, the addition of Sears, which had $36 million in operating income in the current year period, was offset by a $36 million decline in Kmart operating results, excluding the impact of gain on asset sales.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
Interest expense increased $45 million in the current year period primarily as a result of the inclusion of Sears debt in the current year period. Other income increased by $21 million in the current year period due to a gain recognized in connection with the settlement pertaining to Kmart’s license agreement with Footstar, Inc. (“FTS”) for the operation of Kmart’s footwear departments. The effective tax rate was 38.9% for the 13 weeks ended October 29, 2005, as compared to 37.7% for the 13 weeks ended October 27, 2004, with the increase primarily attributable to the inclusion of Sears in the current year period.
39-week period ended October 29, 2005 compared to the 39-week period ended October 27, 2004
Total revenues increased $19.1 billion, or 138%, to $33.0 billion for the 39 weeks ended October 29, 2005, as compared to total revenues of $13.9 billion for the 39 weeks ended October 27, 2004. The increase was primarily attributable to the addition of Sears revenues of $19.7 billion in fiscal 2005, partially offset by a decline in Kmart’s revenues of $0.5 billion, or 3.9%, due to a reduction in the total number of Kmart stores in operation and a comparable store sales decline of 2.1%. Kmart’s comparable store sales declined primarily as a result of lower transaction volumes. Total sales benefited from $153 million of sales being recorded during the first quarter of fiscal 2005 as a result of three additional days being included in the fiscal 2005 period due to the Company’s change from a Wednesday to a Saturday month end. However, this favorable impact was more than offset by a reduction in the total number of Kmart stores in operation.
Gross margin as a percentage of merchandise sales and services revenue was 27.0% for the 39 weeks ended October 29, 2005, as compared to 24.3% for the 39 weeks ended October 27, 2004. The increase was primarily attributable to the addition of Sears, which had a higher overall gross margin rate than Kmart in the current year period, partially offset by a decrease in Kmart’s gross margin rate due primarily to increased promotional markdowns.
Selling and administrative expenses as a percentage of total revenues was 23.2% for the 39 weeks ended October 29, 2005, as compared to 21.0% for the 39 weeks ended October 27, 2004. The increase was primarily attributable to the addition of Sears, which had a higher cost structure than Kmart in the current year period.
Depreciation and amortization was $650 million for the 39 weeks ended October 29, 2005, as compared to $14 million for the 39 weeks ended October 27, 2004. The increase was primarily attributable to the addition of Sears, which accounted for $617 million of the combined expense in the current year period.
Restructuring charges were $104 million for the 39 weeks ended October 29, 2005. These charges included a $53 million charge for employee-related termination costs associated with Sears Canada restructuring initiatives implemented during the third quarter of fiscal 2005, including a workforce reduction of approximately 1,200 associates, as well as $51 million at Kmart for relocation assistance and employee termination-related costs associated with Holdings’ home office integration efforts.
Included in operating income were gains on sales of assets of $25 million and $911 million for the 39-week periods ended October 29, 2005 and October 27, 2004, respectively. During fiscal 2004, the Company entered into multiple agreements with The Home Depot, Inc. to sell four properties and assign 14 leased properties for an aggregate purchase price of $271 million. The gain on sales of assets for the 39 weeks ended October 27, 2004 included $241 million attributable to these agreements. Also during fiscal 2004, Kmart agreed to sell four owned properties, assign 45 leased properties and lease one owned store to Sears for a total purchase price of approximately $576 million. Included in the gain on sales of assets for the 39 weeks ended October 27, 2004 was a gain of $599 million related to this agreement. Additionally, the Company sold certain other real and personal property, resulting in net gains of $25 million and $71 million for the 39-week periods ended October 29, 2005 and October 27, 2004, respectively. Included within these gains for the 39-week period ended October

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
27, 2004 were $18 million related to the sale of the Company’s Trinidad subsidiary and its associated property, $12 million related to the sale of corporate airplanes and $41 million from sales of other real and personal property.
Operating income was $594 million for the 39 weeks ended October 29, 2005, as compared to $1.35 billion for the 39 weeks ended October 27, 2004. The decrease was primarily attributable to $886 million less in gains on the sale of assets realized by Kmart in the current year and, to a lesser degree, a decline in Kmart operating results, including restructuring charges of $51 million recorded in the current year period, partially offset by the addition of Sears, which had $303 million in operating income in the current year period.
Interest expense increased $98 million in the current year period as a result of the inclusion of Sears debt in the current year period, as well as additional interest expense incurred upon the conversion of Kmart’s 9% subordinated convertible notes. Bankruptcy-related recoveries increased $20 million in the current year period and represent amounts recognized from vendors who had received cash payment for pre-petition obligations. Other income increased by $29 million in the current year period primarily due to a gain of $21 million recognized in connection with the settlement with FTS. The effective tax rate increased to 38.4% in 2005 from 37.7% in 2004, with the increase primarily attributable to the inclusion of Sears in the current year period.
Effective January 30, 2005, the Company determined that it would be preferable to conform one of the accounting practices utilized by Kmart to that of Sears. The Company changed its method of accounting for certain indirect overhead costs from inventoriable costs to period expenses. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes”, a change in accounting policy to conform the acquirer’s policy to that of the acquired entity is treated as a change in accounting principle. As a result of the accounting change, the Company recorded a charge of $90 million, net of taxes, in the first quarter of fiscal 2005 for the cumulative effect of change in accounting principle. The charge represents the amount of indirect costs reflected within inventory at the beginning of fiscal 2005.
Holdings Pro Forma Results
The following discussion of Holdings’ pro forma results is provided to facilitate an understanding of Holdings’ trends and on-going performance.
13-week period ended October 29, 2005 compared to the pro forma 13-week period ended October 27, 2004
Total revenues declined $0.6 billion, or 5.0%, to $12.2 billion for the 13 weeks ended October 29, 2005, as compared to total revenues of $12.8 billion for the 13 weeks ended October 27, 2004. The decline was primarily attributable to revenue declines of 6.3% and 5.7% at Sears Domestic and Kmart, respectively, partially offset by a 6.3% revenue increase at Sears Canada, primarily due to favorable exchange rates. Domestic comparable store sales were down 7.4% in the aggregate, with Sears Domestic and Kmart comparable store sales declining 10.8% and 2.8%, respectively. The Sears Domestic comparable store sales decrease was primarily attributable to efforts initiated in fiscal 2005 to improve gross margin rates by reducing reliance on certain promotional events and weak apparel sales resulting from weaker than anticipated customer response to fashion offerings within the full-line stores. While Kmart’s overall comparable store sales declined as a result of lower transaction volumes across most businesses, most notably home products and electronics, its apparel business outperformed other businesses and had positive comparable store sales during the period.
Gross margin as a percentage of merchandise sales and services revenue was 27.5% for the 13 weeks ended October 29, 2005, as compared to 26.8% for the 13 weeks ended October 27, 2004. The increase was primarily attributable to improvement in the Sears Domestic gross margin rate, mainly as a result of improved inventory

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
management and the utilization of more targeted clearance and promotional markdowns versus historical reliance on storewide events. Sears Domestic’s gross margin rate as a percentage of merchandise sales and services revenue was 29.4% for the 13 weeks ended October 29, 2005, as compared to 28.0% for the 13 weeks ended October 27, 2004. Kmart’s gross margin rate as a percentage of merchandise sales and services revenue was 24.6% for the 13 weeks ended October 29, 2005, as compared to 24.9% for the 13 weeks ended October 27, 2004. The decrease was primarily attributable to increased promotional and clearance markdowns.
Selling and administrative expenses as a percentage of total revenues was 24.4% for the 13 weeks ended October 29, 2005, as compared to 24.1% for the 13 weeks ended October 27, 2004. While selling and administrative expenses decreased by $118 million, selling and administrative expenses as a percentage of total revenues increased as the impact of reductions in payroll and related expenditures resulting from cost saving initiatives was offset by reduced expense leverage given lower overall sales.
Restructuring charges were $59 million during for the 13 weeks ended October 29, 2005. These charges included a $53 million charge for employee-related termination costs associated with Sears Canada restructuring initiatives implemented during the third quarter of fiscal 2005, including a workforce reduction of approximately 1,200 associates, as well as a $6 million charge at Kmart for relocation assistance and employee termination-related costs associated with Holdings’ home office integration efforts.
Operating income was $119 million for the 13 weeks ended October 29, 2005, as compared to $321 million for the 13 weeks ended October 27, 2004. The decrease was primarily attributable to $191 million less in gains on the sale of assets realized by Kmart in the current year and, to a lesser degree, a $36 million decline in Kmart operating income, excluding the impact of gains on asset sales, partially offset by Sears, which had $25 million in additional operating income in the current year period.
Interest expense declined $14 million in the 13 weeks ended October 29, 2005, as compared to the 13 weeks ended October 27, 2004 due primarily to lower average borrowings. Other income increased by $14 million in the current year period primarily due to a gain of $21 million being recognized in connection with the settlement pertaining to the footwear license agreement with FTS in the current year period.
Pro forma 39-week period ended October 29, 2005 compared to the pro forma 39-week period ended October 27, 2004
Total revenues declined $0.9 billion, or 2.4%, to $38.2 billion for the 39 weeks ended October 29, 2005, as compared to total revenues of $39.1 billion for the 39 weeks ended October 27, 2004. The decline was primarily attributable to revenue declines of 3.0% and 3.9% at Sears Domestic and Kmart, respectively, partially offset by a 7.4% revenue increase at Sears Canada, primarily due to favorable exchange rates. Domestic comparable store sales were down 5.0% in the aggregate, with Sears Domestic comparable store sales declining 7.2% and Kmart comparable store sales declining 2.1%. The Sears Domestic comparable store sales decrease was primarily attributable to efforts initiated in fiscal 2005 to improve gross margin rates by reducing reliance on certain promotional events. Kmart’s comparable store sales declined primarily as a result of lower transaction volumes.
Gross margin as a percentage of merchandise sales and services revenue was 27.0% for the 39 weeks ended October 29, 2005, as compared to 26.1% for the 39 weeks ended October 27, 2004. The increase was primarily attributable to improvement in the Sears Domestic gross margin rate, mainly as a result of improved inventory management and the utilization of more targeted clearance and promotional markdowns versus historical reliance on storewide events. Sears Domestic’s gross margin rate as a percentage of merchandise sales and services revenue was 29.0% for the 39 weeks ended October 29, 2005, as compared to 27.3% for the 39 weeks ended October 27, 2004. Kmart’s gross margin rate as a percentage of merchandise sales and services revenue

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
was 23.9% for the 39 weeks ended October 29, 2005, as compared to 24.3% for the 39 weeks ended October 27, 2004. The decline in gross margin rate was primarily due to increased promotional markdowns.
Selling and administrative expenses as a percentage of total revenues was 23.6% for the 39 weeks ended October 29, 2005, as compared to 23.2% for the 39 weeks ended October 27, 2004. While selling and administrative expenses decreased by $82 million, selling and administrative expenses as a percentage of total revenues increased as the impact of reductions in payroll and related expenditures resulting from cost saving initiatives was offset by reduced expense leverage given lower overall sales.
Restructuring charges for the current year period totaled $104 million as compared to $41 million for the comparable prior year period. The current year period charges include a $53 million charge for employee-related termination costs associated with Sears Canada restructuring initiatives, including a workforce reduction of approximately 1,200 associates, as well as $51 million at Kmart for relocation assistance and employee termination-related costs associated with Holdings’ home office integration efforts. The $41 million charge recorded in the comparable prior year period reflected a charge recorded by Sears in the second quarter of fiscal 2004 as part of a productivity initiative.
Operating income was $543 million for the 39 weeks ended October 29, 2005, as compared to $692 million for the 39 weeks ended October 27, 2004. The decrease was primarily attributable to $287 million less in gains on the sale of assets realized by Kmart in the current year and, to a lesser degree, a $172 million decline in Kmart operating income, excluding gains on asset sales, partially offset by the inclusion of Sears, which had $310 million in additional operating income in the current year period.
Interest expense declined $52 million in the 39 weeks ended October 29, 2005, as compared to the 39 weeks ended October 27, 2004 due primarily to lower average borrowings. Bankruptcy-related recoveries increased $20 million in the current year period and represent amounts recognized from vendors who had received cash payment for pre-petition obligations.
Effective January 30, 2005, the Company determined that it would be preferable to conform one of the accounting practices utilized by Kmart to that of Sears. The Company changed its method of accounting for certain indirect overhead costs from inventoriable costs to period expenses. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes”, a change in accounting policy to conform the acquirer’s policy to that of the acquired entity is treated as a change in accounting principle. As a result of the accounting change, the Company recorded a charge of $90 million, net of taxes, in the first quarter of fiscal 2005 for the cumulative effect of change in accounting principle. The charge represents the amount of indirect costs reflected within inventory at the beginning of fiscal 2005.
SEGMENT OPERATIONS
Holdings is continuing the process of integrating Kmart and Sears. To date, for purposes of reviewing results of operations and making asset-allocation decisions, senior management has continued to utilize principally the reporting structures which existed independently for Sears and Kmart prior to the Merger. As a result, the following discussion of segment operations is organized into three principal business segments: Kmart, Sears Domestic and Sears Canada.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
Kmart
Kmart results and key statistics were as follows:

Kmart	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 29,	October 27,	October 29,	October 27,
	2005	2004	2005	2004
Merchandise sales and services	$4,172	$4,426	$13,354	$13,893

Cost of sales, buying and occupancy	3,145	3,324	10,164	10,520

Gross margin rate	24.6%	24.9%	23.9%	24.3%

Selling and administrative	942	994	2,840	2,921
Selling and administrative expenses as a percentage of total revenues	22.6%	22.5%	21.3%	21.0%
Depreciation and amortization	13	6	33	14
Gain on sales of assets	(17)	(807)	(25)	(911)
Restructuring charges	6	—	51	—

Total costs and expenses	4,089	3,517	13,063	12,544

Operating income	$83	$909	$291	$1,349

Number of stores			1,426	1,486
13-week period ended October 29, 2005 compared to the 13-week period ended October 27, 2004
Comparable store sales and total sales decreased 2.8% and 5.7% respectively, for the 13 weeks ended October 29, 2005, as compared to the 13 weeks ended October 27, 2004. Total sales were negatively impacted by a reduction in the total number of Kmart stores in operation. While Kmart’s overall comparable store sales declined as a result of lower transaction volumes across most businesses, most notably home products and electronics, the apparel business outperformed other businesses and had positive comparable store sales during the period.
Gross margin as a percentage of merchandise sales and services revenue was 24.6% for the 13 weeks ended October 29, 2005, as compared to 24.9% for the 13 weeks ended October 27, 2004. The decrease was primarily attributable to increased promotional and clearance markdowns.
Selling and administrative expenses as a percentage of revenues was 22.6% for the 13 weeks ended October 29, 2005, as compared to 22.5% for the 13 weeks ended October 27, 2004. The impact of reductions in selling and administrative expenses for payroll and related expenditures resulting from the operation of fewer Kmart stores, as well as cost saving initiatives and reductions in advertising, was more than offset by reduced expense leverage given lower overall sales.
Restructuring charges related to Holdings’ home office integration efforts were $6 million during the 13 weeks ended October 29, 2005, including $2 million of relocation assistance for associates who have accepted relocation offers and $4 million for costs associated with severance, benefits and outplacement services.
Operating income was $83 million for the 13 weeks ended October 29, 2005, as compared to $909 million for the 13 weeks ended October 27, 2004. The decrease was primarily attributable to $790 million less in gains on the sale of assets realized this year compared to the prior year period, the 5.7% decline in merchandise sales and services revenue, the lower gross margin rate as a result of increased promotional and clearance markdowns, and restructuring charges of $6 million recognized in the current year, partially offset by lower selling and administrative costs.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
39-week period ended October 29, 2005 compared to 39-week period ended October 27, 2004
Comparable store sales and total sales decreased 2.1% and 3.9%, respectively, for the 39 weeks ended October 29, 2005, as compared to the 39 weeks ended October 27, 2004. Kmart’s comparable store sales declined primarily as a result of lower transaction volumes across most businesses, most notably home products and electronics. Total sales benefited from $153 million of sales being recorded during the first quarter of fiscal 2005 as a result of three additional days being included in the fiscal 2005 period due to the Company’s change from a Wednesday to a Saturday month end. However, this favorable impact was more than offset by a reduction in the total number of Kmart stores in operation, including 48 Kmart stores converted to the Sears Essentials format in 2005.
Gross margin as a percentage of merchandise sales and services revenue was 23.9% for the 39 weeks ended October 29, 2005, as compared to 24.3% for the 39 weeks ended October 27, 2004. The decline in gross margin rate was primarily due to increased promotional markdowns.
Selling and administrative expenses as a percentage of total revenues was 21.3% for the 39 weeks ended October 29, 2005, as compared to 21.0% for the 39 weeks ended October 27, 2004. The impact of reductions in selling and administrative expenses for payroll and related expenditures resulting from the operation of fewer Kmart stores and cost saving initiatives was offset by reduced expense leverage given lower overall sales.
Restructuring charges related to Holdings’ home office integration efforts were $51 million during the 39 weeks ended October 29, 2005, including $35 million for relocation assistance and $16 million for employee termination-related costs.
Operating income for the 39 weeks ended October 29, 2005 decreased compared to the 39 weeks ended October 27, 2004 primarily attributable to $886 million less in gains on the sale of assets realized in the current year and, to a lesser degree, a decline in gross margin and the restructuring charges of $51 million recorded in the current year period.
Sears Domestic
Sears Domestic operations consist of the following:
▪	Full-line Stores: includes merchandise sales as well as the operations of Sears Auto Centers, Sears Essentials and Sears Grand stores, and online revenues of sears.com

▪	Specialty Stores: includes the operations of Dealer Stores, Sears Hardware Stores, Orchard Supply Hardware, The Great Indoors, Commercial Sales and Outlet stores

▪	Direct to Customer: includes Lands’ End online, catalog and retail store operations as well as direct marketing of goods and services through specialty catalogs and other direct channels

▪	Home Services: includes product repair services, product protection agreements and installation services for all major brands of home products; also includes home improvement services, primarily siding, windows and cabinet refacing, carpet cleaning and the installation and servicing of residential heating and cooling systems

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
The condensed consolidated statement of operations for Holdings for the 39-week period ended October 29, 2005 includes Sears results from March 25, 2005 forward. It does not reflect a full 39-week period for Sears or any prior year operating results for comparison. The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without presenting the Sears results of operations on a pro forma basis. The presentation below provides the results of operations on a reported and pro forma basis.

Sears Domestic	Reported	Pro Forma	Reported	Pro Forma
	13 Weeks	13 Weeks	39 Weeks
millions, except number of stores	Ended	Ended	Ended	39 Weeks Ended
	October 29,	October 30,	October 29,	October 29,	October 30,
	2005	2004	2005	2005	2004
Merchandise sales and services	$6,803	$7,258	$17,141	$21,311	$21,959

Cost of sales, buying and occupancy	4,805	5,223	12,112	15,130	15,973
Gross margin rate	29.4%	28.0%	29.3%	29.0%	27.3%

Selling and administrative	1,716	1,823	4,175	5,246	5,342
Selling and administrative expense as a percentage of total revenues	25.2%	25.1%	24.4%	24.6%	24.3%
Depreciation and amortization	214	248	541	683	766
Gain on sales of assets	—	—	—	(1)	(4)
Restructuring charges	—	—	—	—	41

Total costs and expenses	6,735	7,294	16,828	21,058	22,118

Operating income (loss)	$68	$(36)	$313	$253	$(159)

Number of :
Full-line Stores			926	926	872
Specialty Stores			1,146	1,146	1,139
Total Domestic Sears Stores			2,072	2,072	2,011
Sears Domestic Pro Forma Results
The discussion below pertains to pro forma information in the table above which compares Sears results for the 13- and 39-week periods ended October 29, 2005 with Sears results for the comparable 13-and 39-week periods ended October 30, 2004. These pro forma results have been prepared assuming the Merger occurred at the beginning of fiscal 2004.
13-week period ended October 29, 2005 compared to the pro forma 13-week period ended October 30, 2004
Merchandise sales and services revenue declined $0.5 billion, or 6.3%, to $6.8 billion for the 13 weeks ended October 29, 2005, as compared to total revenues of $7.3 billion for the 13 weeks ended October 27, 2004. The decline was due to a 10.8% decrease in comparable store sales across all retail formats partially offset by an increase in the total number of Sears stores in operation combined with strong Home Services sales. Comparable store sales declines for the period were recorded across all product categories, except home appliances which generated a modest increase in comparable store sales, with more pronounced declines in apparel lines and more moderate declines in non-appliance hardlines categories. The modest increase in home appliances was mainly due to a higher average sale price per unit sold. The declines recorded in the other product categories reflect efforts initiated in fiscal 2005 to improve gross margin by reducing reliance on certain promotional events and weak apparel sales resulting from weaker than anticipated customer response to fashion offerings within the full-line stores.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
Gross margin as a percentage of merchandise sales and services revenue was 29.4% for the 13 weeks ended October 29, 2005, as compared to 28.0% for the 13 weeks ended October 27, 2004. The 140 basis point increase was attributable primarily to improved inventory management and the utilization of more targeted clearance and promotional markdowns versus historical reliance on storewide events. The rate improvement over the prior year, however, was less in the third quarter of fiscal 2005 than in the previous two fiscal quarters as poor customer response to full line apparel offerings resulted in additional markdowns being taken to clear spring and summer fashion items.
Selling and administrative expenses as a percentage of total revenues was 25.2% for the 13 weeks ended October 29, 2005, as compared to 25.1% for the 13 weeks ended October 27, 2004. While selling and administrative expenses decreased by $107 million, selling and administrative expenses as a percentage of total revenues increased as decreases in payroll and related expenditures resulting from cost saving initiatives were offset by reduced expense leverage given lower overall sales.
Depreciation and amortization expense declined $34 million for the quarter due primarily to lower capital expenditure levels.
Operating income increased $104 million as a result of the lower selling and administrative expense and lower depreciation and amortization expense, partially offset by the margin impact of lower overall sales levels.
Pro forma 39-week period ended October 29, 2005 compared to the pro forma 39-week period ended October 30, 2004
Merchandise sales and services revenues declined $0.6 billion, or 3.0%, to $21.3 billion for the 39 weeks ended October 29, 2005, as compared to total revenues of $22.0 billion for the 39 weeks ended October 27, 2004. The decline was due to a 7.2% decrease in comparable store sales across all retail formats, partially offset by an increase in the total number of Sears stores in operation and strong Home Services sales. The decline in Sears Domestic comparable store sales primarily reflects the efforts initiated in fiscal 2005 to improve gross margin rates and, to a lesser extent, weaker than anticipated customer response to fashion offerings within the full-line stores as discussed above.
Gross margin as a percentage of merchandise sales and services revenue was 29.0% for the 39 weeks ended October 29, 2005, as compared to 27.3% for the 39 weeks ended October 27, 2004. The 170 basis point increase was attributable primarily to improved inventory management and the utilization of more targeted clearance and promotional markdowns versus historical reliance on storewide events.
Selling and administrative expenses as a percentage of total revenues was 24.6% for the 39 weeks ended October 29, 2005, as compared to 24.3% for the 39 weeks ended October 27, 2004. While selling and administrative expenses decreased by $96 million, selling and administrative expenses as a percentage of total revenues increased as decreases in payroll and related expenditures resulting from cost saving initiatives were offset by reduced expense leverage given lower overall sales.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
Depreciation and amortization expense declined $83 million for the 39-week period ended October 29, 2005 due primarily to lower capital expenditure levels and additional depreciation recognized in the prior year period in connection with shortening the estimated remaining useful life of certain information technology assets that were sold to an outside IT service provider during fiscal 2004.
Operating income increased $412 million as a result of the increased gross margin, lower selling and administrative costs, and lower depreciation and amortization expense, as well as the comparable prior year period being unfavorably impacted by the $41 million charge recorded in the second quarter of fiscal 2004 as part of a productivity initiative.
Sears Canada
Sears Canada, a consolidated, 54%-owned subsidiary of Sears, conducts retail and credit operations. In November 2005, Sears Canada completed the sale of its Credit and Financial Services operations.
The results of operations for Sears Canada are reported to Holdings on a one-month lag. Therefore, the condensed consolidated statement of operations for the 13-week period ended October 29, 2005 includes operating results for Sears Canada from July 3, 2005 through October 1, 2005. For the 39-week period ended October 29, 2005, the condensed consolidated statement of operations includes operating results for Sears Canada from March 25, 2005 through October 1, 2005. The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without presenting the Sears Canada results of operations on a pro forma basis. The presentation below provides the results of operations on a reported and pro forma basis.

	Reported	Pro Forma	Reported	Pro Forma
	13 Weeks	13 Weeks	39 Weeks
millions, except number of stores	Ended	Ended	Ended	39 Weeks Ended
	October 29,	October 30,	October 29,	October 29,	October 30,
	2005	2004	2005	2005	2004
Merchandise sales and services	$1,143	$1,069	$2,373	3,254	$3,017

Credit and financial products revenues	84	85	171	257	253

Total revenues	1,227	1,154	2,544	3,511	3,270

Cost of sales, buying and occupancy	833	789	1,733	2,387	2,228
Gross margin rate	27.1%	26.2%	27.0%	26.6%	26.2%

Selling and administrative	314	273	654	908	813
Selling and administrative expense as a percentage of total revenues	25.6%	23.7%	25.7%	25.9%	24.9%
Depreciation and amortization	36	29	76	110	91
Provision for uncollectible accounts	21	16	38	54	42
Loss (Gain) on sales of assets	2	—	—	—	(5)
Restructuring charges	53	—	53	53	—

Total costs and expenses	1,259	1,107	2,554	3,512	3,169

Operating income	$(32)	$47	$(10)	(1)	$101

Number of :
Full-line Stores			122	122	121
Specialty Stores			248	248	212
Total Sears Canada Stores			370	370	333

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
The discussion below pertains to pro forma information in the table above which compares Sears Canada’s results for the 13- and 39-week periods ended October 29, 2005 with Sears Canada’s results for the comparable 13-and 39-week periods ended October 30, 2004. These pro forma results have been prepared assuming the Merger occurred at the beginning of fiscal 2004.
Total revenues increased 6.3% and 7.4% for the 13- and 39-week periods ended October 29, 2005, respectively, versus the comparable prior year periods. The increases were due primarily to favorable exchange rates.
The gross margin rate for the 13-week period ended October 29, 2005 increased primarily due to improved inventory controls which resulted in less liquidation losses. For the 39-week period ended October 29, 2005, the favorable impact of improved inventory controls was partially offset by liquidation losses in the first quarter of fiscal 2005.
Selling and administrative expense as a percentage of total revenue for the 13- and 39-week periods ended October 29, 2005 increased due primarily to increased marketing costs. In addition, the 13-week period included $18 million of expense for associate stock-based compensation, which resulted from a change in the Sears Canada plan to allow associates to take cash payments in lieu of shares. The plan change was made to avoid dilution of the share base.
Restructuring charges of $53 million were recognized for the 13 weeks ended October 29, 2005 for productivity initiatives, which included a workforce reduction of approximately 1,200 associates.
Operating income declined $79 million and $102 million for the 13- and 39-week periods ended October 29, 2005, respectively, due primarily to the $53 million restructuring charge recorded in the third quarter of 2005 and higher selling and administrative expenses, partially offset by increased gross margin due to increased total revenues.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
PRO FORMA RECONCILIATION
The following tables provide a reconciliation from the as reported results to the pro forma results presented above for Sears Holdings for the 13-week period ended October 27, 2004 and for Sears Domestic and Sears Canada for the 13-week period ended October 30, 2004.
Sears Holdings

	2005	13-week period ended October 27, 2004
millions, except per common share data			Pre-
	As	As	merger	Purchase		Pro
	reported	reported	Activity(1)	Acctng		Forma
Merchandise sales and services	$12,118	$4,426	$8,327	$—		$12,753
Credit and financial products revenues	84	—	85	—		85

Total revenue	12,202	4,426	8,412	—		12,838

Cost of sales, buying and occupancy	8,783	3,324	6,012	—		9,336
Gross margin rate	27.5%	24.9%	27.8%	—%		26.8%
Selling and administrative	2,972	994	2,076	20	(2)	3,090
Selling and administrative as % of total revenues	24.4%	22.5%	24.7%	—%		24.1%
Depreciation and amortization	263	6	228	49	(3)	283
Provision for uncollectible accounts	21	—	16	—		16
Gain on sales of assets	(15)	(807)	—	599	(4)	(208)
Restructuring charges	59	—	—	—		—

Total costs and expenses	12,083	3,517	8,332	668		12,517

Operating income (loss)	119	909	80	(668)		321
Interest (expense) income, net	(70)	(25)	(66)	7	(5)	(84)
Bankruptcy-related recoveries	1	1	—	—		1
Other income	22	1	7	—		8

Income before income taxes, minority interest and cumulative effect of change in accounting principle	72	886	21	(661)		246
Income tax expense (benefit)	28	334	9	(254	)(6)	89
Minority interest	(14)	—	7	—		7

Income before cumulative effect of change in accounting principle	58	552	5	(407)		150
Cumulative effect of change in accounting principle, net of tax	—	—	—	—		—

NET INCOME (LOSS)	58	$552	$5	$(407)		$150

Diluted earnings per share before cumulative effect of change in accounting principle	$0.35	$5.45				$0.93
Diluted earnings per share	$0.35	$5.45				$0.93

(1)	Represents the 2004 results of operations for the period August 1, 2004 through October 30, 2004 for Sears Domestic and the period July 4, 2004 through October 2, 2004 for Sears Canada.

(2)	Represents an increase to selling and administrative expense resulting from the adjustment to Sears’ pension and postretirement plans based on the adjustment of such liabilities to fair value.

(3)	Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears’ property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.

(4)	On September 29, 2004, Sears acquired ownership or leasehold interest in 50 Kmart stores for approximately $575 million. During the thirteen weeks ended October 27, 2004, Kmart recognized a gain on the sale amounting to $599 million. This adjustment eliminates the gain on the sale recognized by Kmart.

(5)	Represents a decrease to interest expense resulting from the adjustment to Sears debt based on the adjustments of such liabilities to fair value.

(6)	Represents the aggregate pro forma effective income tax effect (38.4%) of notes (3) through (5) above.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
Sears Domestic

	2005	13-week period ended October 30, 2004
millions	As	As	Pre-merger	Purchase		Pro
	reported	reported	Activity(1)	Acctng		forma
Merchandise sales and services	$6,803	$—	$7,258	$—		$7,258

Cost of sales, buying and occupancy	4,805	—	5,223	—		5,223
Gross margin rate	29.4%	—%	28.0%	—%		28.0%
Selling and administrative	1,716	—	1,803	20	(2)	1,823
Selling and administrative as % of total revenues	25.2%	—%	24.8%	—%		25.1%
Depreciation and amortization	214	—	200	48	(43	248
Gain on sales of assets	—	—	—	—		—
Restructuring charges	—	—	—	—		—

Total costs and expenses	6,735	—	7,226	68		7,294

Operating income (loss)	68	$—	$32	$(68)		$(36)

Sears Canada

	2005	13-week period ended October 30, 2004
millions	As	As	Pre-merger	Purchase	Pro
	reported	reported	Activity(1)	Acctng	forma
Merchandise sales and services	$1,143	$—	$1,069	$—	$1,069
Credit and financial product revenues	84	—	85	—	85

Total revenues	1,227	—	1,154	—	1,154

Cost of sales, buying and occupancy	833	—	789	—	789
Gross margin rate	27.1%	—%	26.2%	—%	26.2%
Selling and administrative	314	—	273	—	273
Selling and administrative as % of total revenues	25.6%	—%	23.7%	—%	23.7%
Depreciation and amortization	36	—	28	1 (3)	29
Provision for uncollectible accounts	21	—	16	—	16
Gain on sales of assets	2	—	—	—	—
Restructuring charges	53	—	—	—	—

Total costs and expenses	1,259	—	1,106	1	1,107

Operating income (loss)	(32)	$—	$48	$(1)	$47

(1)	Represents the 2004 results of operations for the period August 1, 2004 through October 30, 2004 for Sears Domestic and the period July 4, 2004 through October 2, 2004 for Sears Canada.

(2)	Represents an increase to selling and administrative expense resulting from the adjustment to Sears’ pension and postretirement plans based on the adjustment of such liabilities to fair value.

(3)	Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears’ property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
The following tables provide a reconciliation from the as reported results to the pro forma results presented above for Sears Holdings for the 39-week periods ended October 29, 2005 and October 27, 2004, respectively, as well as for Sears Domestic and Sears Canada for the 39-week periods ended October 29, 2005 and October 30, 2004, respectively.
Sears Holdings

	39-week period ended October 29, 2005					39-week period ended October 30, 2004
millions, except per common share data		Pre-
		merger					Pre-
	As	Activity	Purchase		Pro	As	merger	Purchase		Pro
	reported	(1)	Acctng		forma	reported	Activity(1)	Acctng		forma
Merchandise sales and services	$32,868	$5,051	$—		$37,919	$13,893	$24,976	$—		$38,869
Credit and financial products revenues	171	86	—		257	—	253	—		253

Total revenue	33,039	5,137	—		38,176	13,893	25,229	—		39,122

Cost of sales, buying and occupancy	24,009	3,672	—		27,681	10,520	18,193	8	(2)	28,721
Gross margin rate	27.0%	27.3%	—%		27.0%	24.3%	27.2%	—%		26.1%
Selling and administrative	7,669	1,314	11	(3)	8,994	2,921	6,094	61	(3)	9,076
Selling and administrative as % of total revenues	23.2%	25.6%	—%		23.6%	21.0%	24.2%	—%		23.2%
Depreciation and amortization	650	147	29	(4)	826	14	712	145	(4)	871
Provision for uncollectible accounts	38	16	—		54	—	42	—		42
Gain on sales of assets	(25)	(1)	—		(26)	(911)	(9)	599	(5)	(321)
Restructuring charges	104	—	—		104	—	41	—		41

Total costs and expenses	32,445	5,148	40		37,633	12,544	25,073	813		38,430

Operating income (loss)	594	(11)	(40)		543	1,349	156	(813)		692
Interest (expense) income, net	(184)	(35)	2	(6)	(217)	(86)	(200)	17	(6)	(269)
Bankruptcy-related recoveries	33	—	—		33	13	—	—		13
Other income	33	10	—		43	4	53	—		57

Income before income taxes, minority interest and cumulative effect of change in accounting principle	476	(36)	(38)		402	1,280	9	(796)		493
Income tax expense (benefit)	183	4	(15	)(7)	172	483	5	(304	)(7)	184
Minority interest	(7)	6	—		(1)	—	14	—		14

Income before cumulative effect of change in accounting principle	300	(46)	(23)		231	797	(10)	(492)		295
Cumulative effect of change in accounting principle, net of tax	(90)	—	—		(90)	—	—	—		—

NET INCOME (LOSS)	$210	(46)	(23)		141	$797	$(10)	$(492)		$295

Diluted earnings per share before cumulative effect of change in accounting principle	$1.98				$1.42	$7.93				$1.84
Diluted earnings per share	$1.39				$0.87	$7.93				$1.84

(1)	Represents the 2005 results of operations for the period January 30, 2005 through March 24, 2005 for Sears Domestic and the period January 2, 2005 through March 24, 2005 for Sears Canada and the 2004 results of operations for the period February 1, 2004 through October 30, 2004 for Sears Domestic and the period January 4, 2004 through October 2, 2004 for Sears Canada.

(2)	Represents an increase to cost of sales, buying and occupancy expense resulting from the adjustment to Sears’ inventory based on the adjustment of such assets to fair value.

(3)	Represents an increase to selling and administrative expense resulting from the adjustment to Sears’ pension and postretirement plans based on the adjustment of such liabilities to fair value.

(4)	Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears’ property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.

(5)	On September 29, 2004, Sears acquired ownership or leasehold interest in 50 Kmart stores for approximately $575 million. During the thirteen weeks ended October 27, 2004, Kmart recognized a gain on the sale amounting to $599 million. This adjustment eliminates the gain on the sale recognized by Kmart.

(6)	Represents a decrease to interest expense resulting from the adjustment to Sears debt based on the adjustments of such liabilities to fair value.

(7)	Represents the aggregate pro forma effective income tax effect (38.4%) of notes (2) through (6) above.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
Sears Domestic

	39-week period ended October 29, 2005				39-week period ended October 30, 2004
millions		Pre-
		merger				Pre-
	As	Activity	Purchase	Pro	As	merger	Purchase		Pro
	reported	(1)	Acctng	forma	reported	Activity(1)	Acctng		forma
Merchandise sales and services	$17,141	$4,170	$—	$21,311	$—	$21,959	$—		$21,959

Cost of sales, buying and occupancy	12,112	3,018	—	15,130	—	15,971	2	(2)	15,973
Gross margin rate	29.3%	27.6%	—%	29.0%	—%	27.3%	—%		27.3%
Selling and administrative	4,175	1,060	11 (3)	5,246	—	5,281	61	(3)	5,342
Selling and administrative as % of total revenues	24.4%	25.4%	—%	24.6%	—%	24.0%	—%		24.3%
Depreciation and amortization	541	116	26 (4)	683	—	628	138	(4)	766
Gain on sales of assets	—	(1)	—	(1)	—	(4)	—		(4)
Restructuring charges	—	—	—	—	—	41	—		41

Total costs and expenses	16,828	4,193	37	21,058	—	21,917	201		22,118

Operating income (loss)	$313	$(23)	$(37)	$253	$—	$42	$(201)		$(159)

Sears Canada

	39-week period ended October 29, 2005				39-week period ended October 30, 2004
millions		Pre-				Pre-
		merger				merger
	As	Activity	Purchase	Pro	As	Activity	Purchase	Pro
	reported	(1)	Acctng	forma	reported	(1)	Acctng	forma
Merchandise sales and services	$2,373	$881	$—	$3,254	$—	$3,017	$—	$3,017
Credit and financial product revenues	171	86	—	257	—	253	—	253

Total revenues	2,544	967	—	3,511	—	3,270	—	3,270

Cost of sales, buying and occupancy	1,733	654	—	2,387	—	2,222	6 (2)	2,228
Gross margin rate	27.0%	25.8%	—%	26.6%	—%	26.4%	—%	26.2%
Selling and administrative	654	254	—	908	—	813	—	813
Selling and administrative as % of total revenues	25.7%	26.3%	—%	25.9%	—%	24.9%	—%	24.9%
Depreciation and amortization	76	31	3 (4)	110	—	84	7 (4)	91
Provision for uncollectible accounts	38	16	—	54	—	42	—	42
Gain on sales of assets	—	—	—	—	—	(5)	—	(5)
Restructuring charges	53	—	—	53	—	—	—	—

Total costs and expenses	2,554	955	3	3,512	—	3,156	13	3,169

Operating income (loss)	$(10)	$12	$(3)	$(1)	$—	$114	$(13)	$101

(1)	Represents the 2005 results of operations for the period January 30, 2005 through March 24, 2005 for Sears Domestic and the period January 2, 2005 through March 24, 2005 for Sears Canada and the 2004 results of operations for the period February 1, 2004 through October 30, 2004 for Sears Domestic and the period January 4, 2004 through October 2, 2004 for Sears Canada.

(2)	Represents an increase to cost of sales, buying and occupancy expense resulting from the adjustment of Sears’ inventory to fair value.

(3)	Represents an increase to selling and administrative expense resulting from the adjustment to Sears’ pension and postretirement plans based on the adjustment of such liabilities to fair value.

(4)	Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears’ property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
As of October 29, 2005, the Company had $0.9 billion of cash and cash equivalents. The Company ended fiscal 2004 with approximately $3.4 billion of cash and cash equivalents. Prior to the consummation of the Merger on March 24, 2005, Kmart and Sears had a combined total of approximately $7.4 billion in cash. As a result of the Merger, $5.4 billion of cash was paid in consideration for (i) all outstanding common stock of Sears, based upon the proration provisions of the Merger Agreement, and (ii) all outstanding stock options of Sears.
The Company had total merchandise inventories of approximately $10.8 billion as of October 29, 2005 compared to $3.9 billion as of October 27, 2004. The increase in reported merchandise inventories is mainly due to the acquisition of Sears. Sears Domestic merchandise inventories totaled $5.9 billion as of October 29, 2005 compared to pro forma Sears Domestic merchandise inventories of approximately $6.7 billion as of October 30, 2004. The 11.9% reduction in Sears Domestic merchandise inventories was primarily the result of improved inventory management controls put into place during fiscal 2005. Pro forma Sears Domestic inventory at October 30, 2004 was adjusted to take into account the impact of purchase accounting as if the Merger had taken place at the beginning of fiscal 2004.
During the third quarter of fiscal 2005, approximately 50 of the Company’s stores and facilities located in the states of Louisiana, Mississippi and Florida were damaged by Hurricanes Katrina, Rita or Wilma. The Company expects the majority of losses incurred to be covered by insurance.
Investing Activities
During the 39-week period ended October 29, 2005, the Company spent $333 million on capital expenditures compared to $179 million and $605 million spent by Kmart and Sears, respectively, during the equivalent 39-week period in the prior year. The current year spending of $333 million excludes approximately $40 million of capital expenditures made by Sears during the period January 30, 2005 through March 24, 2005 (pre-Merger period).
During the 39-weeks ended October 29, 2005, the Company purchased 19 previously leased operating properties for $98 million. In the normal course of business, the Company considers opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash. In addition, the Company reviews leases that will expire in the short-term to determine the appropriate action to take with respect to them.
Financing Activities
The Company considers the securitization of Sears Canada’s credit card receivables to be a financing activity. As such, the Company’s financing activities include borrowings, off-balance sheet debt related to the securitization of Sears Canada’s credit card receivables, share issuances and share and debt repurchases. The Company’s total funding as of October 29, 2005, October 27, 2004, and January 26, 2005 was as follows:

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004

millions	October 29,	October 27,	January 26,
	2005	2004	2005
Short-term borrowings:
Unsecured commercial paper	$152	$—	$—

Long-term debt, including current portion:
Convertible subordinated notes, net	—	40	43
Notes and debentures outstanding	3,047	44	52
Capital lease obligations	861	332	316

Subtotal	4,060	416	411

Securitized borrowing (Sears Canada)	873	—	—

Total Funding	$4,933	$416	$411

Memo: Sears Canada debt and securitized borrowing	$1,592	$—	$—
The increase in total funding from January 26, 2005 is due primarily to the acquisition of Sears. Sears and its subsidiaries had approximately $3.9 billion of debt, $0.9 billion of securitized borrowings, and $0.5 billion of capital lease obligations at the time of the Merger.
On January 31, 2005, ESL Investments, Inc. (“ESL”) and its affiliates converted, in accordance with their terms, all of the outstanding 9% convertible subordinated notes of Kmart and six months of accrued interest into an aggregate of 6.3 million shares of Kmart common stock. In consideration of ESL’s conversion of the notes prior to maturity, ESL received a $3 million payment from Kmart. The cash payment was equivalent to the approximate discounted after-tax cost of the future interest payments that would have otherwise been paid by Kmart to ESL and its affiliates in the absence of the early conversion. In conjunction with the conversion, the Company recognized the remaining related unamortized debt discount of $17 million as interest expense.
In May 2005, the Finance Committee of the Board of Directors of the Company authorized the repurchase, subject to market conditions and other factors, of up to $500 million of the outstanding indebtedness of the Company and its subsidiaries in open market or privately negotiated transactions. The source of funds for the proposed purchases is expected to be the Company’s cash from operations or borrowings under the Company’s $4.0 billion, five-year credit agreement (the “Credit Agreement”). During the 13- and 39- week periods ended October 29 2005, the Company’s subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), repurchased $36 million and $150 million of its outstanding notes, respectively, thereby reducing the unused balance of this authorization to $350 million. In addition, for the 39-week period ended October 29, 2005, the Company made $610 million of scheduled debt repayments.
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
During the second quarter of fiscal 2005, the Company terminated interest rate swaps with a notional value of approximately $1.0 billion that had converted certain of the Company’s fixed rate debt to floating rate debt. The Company’s variable rate borrowings were reduced to approximately $340 million as a result of these interest rate swap terminations and the retirement of certain of the Company’s variable rate debt. The Company received $60 million in cash proceeds from the swap terminations, representing the aggregate fair value of these swaps as of the termination date. As the hedges related to these swaps qualified for hedge accounting, an offsetting adjustment was recorded to the carrying amount of the designated hedged debt, which remains outstanding, and this adjustment will be amortized into interest expense over the remaining term of the debt.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
During the 13 weeks ended October 29, 2005, the Company repurchased 3.7 million of its common shares at a total cost of $434 million under a common share repurchase program. This program, approved by the Board of Directors during the third quarter of fiscal 2005, authorized the repurchase of up to an aggregate of $1.0 billion of the Company’s common shares. As of October 29, 2005, the Company had $566 million of remaining authorization under this program.
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
On November 15, 2005, Sears Canada completed the sale of its Credit and Financial Services operations to JPMorgan Chase & Co. (“JPMorgan Chase”) for approximately $1.9 billion in cash proceeds net of securitized receivables and other related costs and taxes. In addition, Sears Canada and JPMorgan Chase have entered into a long-term marketing and servicing alliance with an initial term of ten years. On December 2, 2005, Sears Canada’s Board of Directors declared that the net after-tax proceeds from the sale will be used to fund a cash distribution to shareholders in the amount of approximately $1.7 billion with the balance of sale proceeds to be used for general corporate purposes. The cash distribution to shareholders is scheduled to be paid on December 16, 2005.
The assets and liabilities of Sears Canada’s credit business are reported separately as assets and liabilities of operations held for sale in the condensed consolidated balance sheet at October 29, 2005. The major classes of assets and liabilities held for sale include:

October 29,
millions	2005
Credit card receivables, net of $35 allowance	$1,224
Other assets	500

Total assets held for sale	1,724

Accounts payable and accrued liabilities	133

Total liabilities of operations held for sale	$133

The following table summarizes the Sears Canada credit card receivables:

October 29,
millions	2005
Managed accounts	$2,186
Less: co-ownership interest held by third parties	(873)

Co-ownership retained by the Company	1,313
Less: long-term portion of deferred customer accounts receivable	(54)

Total	$1,259

Liquidity
The Company’s primary need for liquidity is to fund capital expenditures and seasonal working capital requirements of its retail businesses and for general corporate purposes. These needs generally will be funded by the Company’s operating cash flows and, to the extent necessary, borrowings under the Credit Agreement. At October 29, 2005, $3.4 billion was available under this facility. While the Company expects to use the

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
Credit Agreement as its primary funding source, it may also access the public debt markets on an opportunistic basis. The Company may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships.
Sears Canada’s Board of Directors declared a cash distribution to its shareholders to be paid on December 16, 2005. Holdings expects that its after-tax proceeds from this distribution will approximate $820 million. Further, on December 5, 2005, Holdings announced its intention to offer to acquire the 46% of Sears Canada which it does not currently own for a purchase price of $720 million. Holdings expects to fund the acquisition with cash on hand.
Debt Ratings
The ratings of the Company’s domestic debt securities as of October 29, 2005 appear in the table below:

	Moody’s	Standard &
	Investors	Poor’s Ratings	Fitch
	Service	Services	Ratings
Unsecured long-term debt	Ba1	BB+	BB
Unsecured commercial paper	NP	B (1)	B

(1)	On November 2, 2005, Standard & Poor’s Ratings Service raised its ratings of the Company’s short-term debt and commercial paper to ‘B-1’ from ‘B’.
Credit Agreement
The Credit Agreement is available for general corporate purposes and includes a $1.5 billion letter of credit sublimit. The Credit Agreement is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of its direct and indirect subsidiaries and is secured by a first lien on domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory and credit card accounts receivable, subject to certain limitations. As of October 29, 2005, the Company had $592 million of letters of credit outstanding under the Credit Agreement with $3.4 billion of availability remaining under the Credit Agreement. There were no borrowings under the facility during the third quarter. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings. The Company capitalized $19 million of debt issuance costs in connection with entering into the Credit Agreement. These costs are being amortized over the five-year life of the Credit Agreement.
Letter of Credit Agreement
The Company has an additional letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $600 million. As of October 29, 2005, there were $305 million of letters of credit outstanding under the LC Agreement.
Under the terms of the LC Agreement, the Company has the ability to post cash, inventory or letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits the Company from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if the Company elects to post cash collateral, it must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. The Company had $306 million posted as collateral under the LC Agreement as of October 29, 2005, consisting of $150 million in the form of a letter of credit and $156 million in cash. The Company continues to classify the cash collateral as cash and cash equivalents due to its ability to substitute these letters of credit with letters of credit under the Credit Agreement, which does not require cash collateral, and its ability to provide letters of credit under the Credit Agreement as collateral. There are no provisions in the LC Agreement that would restrict

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change.
Cash Collateral
The Company posts cash collateral for certain self-insurance programs. The Company continues to classify the cash collateral as cash and cash equivalents in the accompanying condensed consolidated balance sheets due to the Company’s ability to convert the cash to letters of credit at any time at its discretion. As of October 29, 2005, $71 million of cash was posted as collateral for self-insurance programs.
OSH Supply Hardware LLC (“LLC”) Credit Agreement
In November 2005, LLC entered into a five-year, $130 million senior secured revolving credit facility (the “LLC Facility”). The LLC Facility is available for LLC’s general corporate purposes and is secured by a first lien on substantially all of LLC’s non-real estate assets. Availability under the LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations.
SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES
In preparing the financial statements, certain accounting policies require considerable judgment to select the appropriate assumptions to calculate financial estimates. These estimates are complex and subject to an inherent degree of uncertainty. The Company bases its estimates on historical experience, terms of existing contracts, evaluation of trends and other assumptions that the Company believes to be reasonable under the circumstances. The Company continually evaluates the information used to make these estimates as its business and the economic environment change. Although the use of estimates is pervasive throughout the financial statements, the Company considers an accounting estimate to be critical if:
▪	it requires assumptions to be made about matters that were highly uncertain at the time the estimate was made, and

▪	changes in the estimate that are reasonably likely to occur from period to period or different estimates that could have been selected would have a material effect on the Company’s financial condition, cash flows or results of operations.
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
Revenue Recognition
Revenues from merchandise sales and services, including delivery fees, are reported net of estimated returns and allowances and are recognized when the related goods are shipped and all significant obligations of the Company have been satisfied. The reserve for returns and allowances is calculated as a percentage of sales

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
based on historical return percentages. Revenues from product installation and repair services are recognized as the services are provided. Revenues from the sale of long-term service contracts are deferred and amortized over the lives of the contracts while the service costs are expensed as incurred.
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
Defined Benefit Retirement Plans
The fundamental components of accounting for defined benefit retirement plans consist of the compensation cost of the benefits earned, the interest cost from deferring payment of those benefits into the future and the

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
results of investing any assets set aside to fund the obligation. Such retirement benefits are earned by associates ratably over their service careers. Therefore, the amounts reported in the income statement for these retirement plans have historically followed the same pattern. Accordingly, changes in the obligations or the value of assets to fund them have been recognized systematically and gradually over the associate’s estimated period of service. The largest drivers of experience losses in recent years have been the discount rate used to determine the present value of the obligation and the actual return on pension assets. Kmart recognizes the changes by amortizing experience gains/losses in excess of the 10% corridor into expense over the associate service period and by recognizing the difference between actual and expected asset returns over a five-year period. While the accounting policy for the Sears domestic pension plans was to immediately recognize any experience gains or loss in excess of the 10% corridor, the Company will conform the accounting for the Sears domestic plans to that of Kmart. The Sears domestic pension plans had no unrecognized experience gain or loss as of the date of the Merger.
Effective January 31, 1996, Kmart’s pension plans were frozen, and associates no longer earn additional benefits under the plans. Therefore, there are no assumptions related to future compensation costs relating to the Kmart pension plans. During the first quarter of 2005, Holdings announced that the Sears domestic pension plan would be frozen effective January 1, 2006. Domestic associates will earn no additional benefits after December 31, 2005. Benefits earned through December 31, 2005 will be paid out to eligible participants following retirement.
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
In connection with the decision to freeze the Sears domestic pension plan, Holdings revised the target allocation of the Sears domestic pension plan assets to approximately 42.5% fixed income, 42.5% equity, and 15% alternative investments that incorporate absolute return investment strategies. Previously, the plan asset allocation was approximately 70% equity and 30% fixed income. The Company annually reviews its long-term return rate assumption, which is currently 8%.
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
During the first quarter of fiscal 2005, the Company recognized a reversal of approximately $1.1 billion of its pre-Merger deferred income tax valuation allowance as a result of the Merger and the combined tax attributes resulting from it. According to SFAS No. 109, the recognition of this reversal is included in the Company’s purchase accounting adjustments as a reduction to goodwill attributable to the Merger. Given the Company’s current and forecasted levels of profitability, as well as its ability to realize the deferred tax assets through tax strategies if necessary, management believes that a significant portion of the deferred tax assets will more likely than not be realized.
The consolidated valuation allowance as of October 29, 2005 is $460 million and relates to the uncertainty around the realization of certain state deferred tax assets, including $284 million related to state tax benefits of Sears, which are not expected to be realized. The Company will continue to assess the likelihood of realization

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
of these state deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized.
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
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
To facilitate an understanding of the Company’s contractual obligations, the following data is provided:
Contractual Obligations

		Payments Due by Period
millions	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$2,935	$575	$902	$575	$883
Short-term debt	152	152	—	—	—
Capital lease obligations	973	69	119	104	681
Operating leases	6,624	791	1,398	1,125	3,310

Total contractual obligations	$10,684	$1,587	$2,419	$1,804	$4,874

The Company has no material unconditional purchase obligations as defined by SFAS No. 47, “Disclosure of Long-Term Purchase Obligations”.
Defined benefit retirement plans
During the first quarter of fiscal 2005, Holdings announced that the Sears domestic pension plan will be frozen effective January 1, 2006. Domestic associates will earn no additional benefits after December 31, 2005. Benefits earned through December 31, 2005 will be paid out to eligible participants following retirement.
Contributions were made to the Kmart and Sears domestic pension plans in the amount of $238 million and $0 million, respectively, for the 13-week period ended October 29, 2005 and $240 million and $33 million, respectively, for the 39-week period ended October 29, 2005. There are no minimum required pension contributions for the remainder of fiscal 2005 to either the Kmart or the Sears domestic pension plan.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
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
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the risk that the businesses of Sears and Kmart will not be integrated successfully; failure to quickly realize synergies and cost-savings from the Merger; the effects of substantial headquarters workforce reductions; the ability to attract, motivate and retain key executives and other associates; disruption from the Merger making it more difficult to maintain relationships with clients, employees and suppliers; competitive conditions in the retail and related services industries; changes in consumer confidence, tastes, preferences and spending, including the impact of fuel costs on spending patterns; marketplace demand for the products of the Company’s key brand partners as well as the engagement of appropriate new brand partners; operational or financial difficulties at any of the Company’s business partners; the availability and level of consumer debt; the successful execution of, and customer response to, strategic initiatives, including the full-line store strategy, the conversion of Kmart stores to the Sears Essentials nameplate and the integration of other new store locations; the pace of growth in store locations, which may be higher or lower than anticipated; the possibility that new business and strategic options for one or more business segments will be identified, potentially including selective acquisitions, dispositions, restructurings, joint ventures and partnerships; trade restrictions, tariffs, and other factors potentially affecting the ability to do business with qualified vendors and access products in an efficient manner; the ability to successfully implement initiatives to improve inventory management capabilities; unanticipated increases in paper, postage or printing costs; anticipated cash flow and the ability of the Company to maintain sufficient operating cash flow and liquidity; changes in interest rates; the outcome of pending and/or future legal proceedings and bankruptcy claims; social and political conditions such as war, political unrest and terrorism or natural disasters; the possibility of negative investment returns in pension plans; volatility in financial markets; the terms and availability of debt financing; changes in debt ratings, credit spreads and cost of funds; unexpected difficulties accessing the public debt markets; the impact of seasonal buying patterns, which are difficult to forecast with certainty; uncertainty as to the operating cash flows to be derived by Sears Canada from its long-term marketing and servicing alliance with JP Morgan Chase; and general economic conditions and normal business uncertainty. In addition, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty.
Certain of these and other factors are discussed in more detail in the Company’s filings with the Securities and Exchange Commission and the Annual Reports on Form 10-K of Sears and Kmart for their fiscal years ended January 1 and January 26, 2005, respectively, all of which may be accessed through the Commission’s website at www.sec.gov.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
While the Company believes that its forecasts and assumptions are reasonable, it cautions that actual results may differ materially. The Company intends the forward-looking statements to speak only as of the time made and does not undertake to update or revise them as more information becomes available.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The nature of market risks faced by the Company at October 29, 2005 are the same as disclosed in Sears’ Annual Report on Form 10-K for the year ended January 1, 2005. As of October 29, 2005, 8% of the Company’s funding portfolio, excluding securitized debt of Sears Canada, was variable rate (including fixed rate debt synthetically converted to variable rate through the use of derivative financial instruments). Based on the size of this variable rate funding portfolio at October 29, 2005, which totaled approximately $340 million, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by approximately $3.4 million. These estimates do not take into account the effect on revenue resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period. During the second quarter of fiscal 2005, the Company terminated interest rate swaps, which converted fixed rate debt to floating rate debt, with a notional value of approximately $1.0 billion. The Company’s variable rate borrowings were reduced to approximately $340 million as a result of these interest rate swap terminations and retirement of variable rate debt. The Company received $60 million in cash proceeds from the swap terminations, representing the aggregate fair value of these swaps as of the termination date. As the hedges related to these swaps qualified for hedge accounting, an offsetting adjustment was recorded to the carrying amount of the designated hedged debt, which remains outstanding, and this adjustment will be amortized into interest expense over the remaining term of the debt.
During the second quarter of fiscal 2005, the Company entered into a series of six- and nine-month foreign currency forward contracts totaling $1.0 billion Canadian notional value designed to hedge the Company’s net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts as of October 29, 2005 was negative $40 million. These hedges qualify for hedge accounting and, as such, an unrealized loss of $40 million was recorded as a component of other comprehensive loss in the Company’s condensed consolidated balance sheet as of October 29, 2005. A hypothetical 10% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of October 29, 2005, with all other variables held constant, would have resulted in a loss in the fair value of the Company’s foreign currency forward contracts of $94 million as of October 29, 2005.
Item 4. Controls and Procedures
The Company’s management, including Aylwin B. Lewis, Chief Executive Officer and President (principal executive officer) , and William C. Crowley, Executive Vice President and Chief Financial and Administrative Officer (principal financial officer), have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon their evaluation, the principal executive officer and the principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2005 and October 27, 2004
In addition, as required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company considers the acquisition of Sears material to the results of its operations, financial position and cash flows from the date of acquisition through October 29, 2005 and considers the internal controls and procedures of Sears to be reasonably likely to materially affect the Company’s internal control over financial reporting. The Company has extended its Sarbanes-Oxley Act Section 404 compliance program to include Sears.

SEARS HOLDINGS CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Pending against Sears and certain of its officers and directors are a number of lawsuits, described below, that relate to Sears’ credit card business and public statements about it. The Company believes that all of these claims lack merit and is defending against them vigorously.
▪	On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears and certain current and former officers alleging that certain public announcements by Sears concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and certified the consolidated action as a class action. Discovery is underway. The trial is scheduled to begin in September 2006.

▪	On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears, certain officers and directors, and alleged fiduciaries of Sears’ 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in Sears’ common shares and alleged communications made to Plan participants regarding Sears’ financial condition. The Court has consolidated these actions and certified the consolidated action as a class action. Discovery is underway. No trial date has been set.

▪	On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York (the “New York Court”) against Sears (as a nominal defendant) and certain current and former directors seeking damages on behalf of Sears. The complaint purports to allege a breach of fiduciary duty by the directors with respect to Sears’ management of its credit business. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois (the “Illinois State Court”), and a third was filed in the United States District Court for the Northern District of Illinois. The New York Court derivative suit was dismissed on June 21, 2004 and the plaintiff has appealed. The two Illinois State Court derivative suits were dismissed on September 30, 2004. The order of dismissal became final on December 1, 2004, and the time to appeal has expired. The Illinois federal court suit has been stayed pending resolution of the New York Court derivative action.

▪	On June 17, 2003, an action was filed in the Northern District of Illinois against Sears and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. An amended complaint was filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. The defendants filed motions to dismiss the action. On September 24, 2004, the court granted these motions in part, and denied them in part. The court dismissed the claims related to the March 18 and May 21, 2002 note offerings because the plaintiff did not purchase notes in those offerings. The court dismissed the Section 10(b) and Rule 10b-5 claims against several of the individual defendants because the plaintiff failed to adequately plead such claims. The court sustained the remaining claims. By leave of court, the plaintiffs filed a second amended complaint on November 15, 2004. Defendants (other than one of the underwriter defendants) filed motions

SEARS HOLDINGS CORPORATION
to partially dismiss the second amended complaint on January 10, 2005. The defendant that did not move to partially dismiss filed an answer to the second amended complaint on January 28, 2005, denying all liability. On September 14, 2005, the court granted the pending motions to dismiss in part, and denied them in part. The court dismissed the Section 11 claim with respect to SRAC’s May 21, 2002 notes on the ground that the plaintiffs lacked standing, and the Section 12 claims with respect to SRAC’s March 18, 2002 notes and May 21, 2002 notes on the ground that the plaintiffs could not allege damages. The court dismissed the Section 15 claim on the ground that the plaintiffs had failed to allege a predicate violation of the Securities Act of 1933 on the part of SRAC. The court dismissed the Section 10(b) and Rule 10b-5 claims as to some, but not all, of the individual defendants. The court sustained the remaining claims. By leave of court, the plaintiffs filed a third amended complaint on October 28, 2005. The non-underwriter defendants filed a motion to partially dismiss the third amended complaint on November 15, 2005.
Following the announcement of the Merger on November 17, 2004, several actions have been filed relating to the transaction. These lawsuits are in their preliminary stages, and defendants have not yet been required to respond to certain of the complaints. The Company believes that all of these claims lack merit and intends to defend against them vigorously.
▪	Three actions have been filed in the Circuit Court of Cook County, Illinois. These actions assert claims on behalf of a purported class of Sears’ stockholders against Sears and certain of its officers and directors, together with Kmart, Edward S. Lampert, William C. Crowley and other affiliated entities, alleging breach of fiduciary duty in connection with the merger. The plaintiffs allege that the merger favors interested defendants by awarding them disproportionate benefits, and that the defendants failed to take appropriate steps to maximize the value of a merger transaction for Sears’ stockholders. The actions have been consolidated, and an amended complaint was filed in early January 2005. The amended complaint asserts similar breach-of-fiduciary duty claims, as well as alleging that defendants have made insufficient and misleading disclosures in connection with the mergers, and seeks injunctive relief. The plaintiffs have moved for expedited discovery. On February 1, 2005, the court granted the defendants’ motion to stay or dismiss these actions in favor of then-pending parallel litigation in the New York Supreme Court. Plaintiffs appealed the stay order to the Appellate Court of Illinois-First District. On October 28, 2005, following the dismissal with prejudice of the New York actions and the New York plaintiffs’ failure to appeal, the Appellate Court of Illinois dismissed the appeal as moot. The cases are now pending in the Circuit Court, and the defendants intend to renew their motion to dismiss.

▪	Two actions were filed in the Supreme Court of the State of New York, New York County, asserting substantially similar claims against Sears and certain of its officers and directors. The parties agreed to consolidate these two actions. Pending consolidation, the defendants moved to dismiss the complaint in both actions for lack of standing and failure to state a cause of action. On February 15, 2005, the Court ordered that the two cases be consolidated as a single action. On February 16, 2005, the plaintiffs filed a superceding consolidated amended class action complaint. The amended complaint asserts claims on behalf of a purported class of Sears’ stockholders against Sears and certain of its officers and directors for breach of fiduciary duty in connection with the merger on the grounds that defendants allegedly failed to take proper steps to maximize the value of a merger transaction for Sears’ stockholders. Additionally, the plaintiffs claim that the defendants made insufficient and misleading disclosures in connection with the mergers. The amended complaint also names Kmart, Edward S. Lampert and ESL, Inc. as defendants on the grounds that they aided and abetted the alleged breaches of fiduciary duty. The amended complaint seeks provisional and permanent injunctive relief, as well as damages. On March 24, 2005, the Court denied plaintiffs’ motions for expedited discovery and a preliminary injunction against the closing of the mergers. On July 29, 2005, the Court granted all defendants’ motions to dismiss the action with prejudice. The time to appeal has expired, and plaintiffs have not filed an appeal.

▪	One action has been filed in the United States District Court for the Northern District of Illinois. This action asserts claims under the federal securities laws on behalf of a purported class of Sears’ stockholders against

SEARS HOLDINGS CORPORATION
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
In March 2002, a class action was filed in the United States District court for the Eastern District of Michigan on behalf of participants or beneficiaries of the Kmart Corporation Retirement Savings Plan against various current and former employees and former directors of Kmart Corporation alleging breach of fiduciary duty under the Employee Retirement Income Security Act for excessive investment in the Predecessor Company’s stock, failure to provide complete and accurate information about the Predecessor Company’s common stock and failure to provide accurate information regarding the Predecessor Company’s financial condition. In July 2002, the plaintiffs filed proofs of claim with the bankruptcy court in an aggregate amount of $180 million. In July 2005, tentative agreement was reached to settle this action. The settlement is subject to final court approval. Kmart is not a defendant in this action. The settlement is expected to be covered by insurance, except for $50,000 that Kmart expects to contribute as part of the settlement. Once the settlement is approved, Kmart will move to have the proofs of claim filed expunged.
In November 2003, the Creditor Trust created pursuant to the Predecessor Company’s plan of reorganization (the “Creditor Trust”) filed suit in the Oakland County (Michigan) Circuit Court against six former executives of the Predecessor Company (the “ Officer Defendants”) and PricewaterhouseCoopers LLP, the Predecessor Company’s independent auditor. The allegations against the Officer Defendants include violations of their fiduciary duty and breach of contract related to their employment agreements with the Predecessor Company. Kmart is not a defendant in this action. The claims against the Officer Defendants were ordered to arbitration by the Oakland County Circuit Court based on the terms of the employment agreements. In July 2005, in the first of six scheduled arbitrations involving the Officer Defendants, the arbitration panel found in favor of the Predecessor Company’s former chief executive officer, Charles Conaway, on all of the Creditor Trust’s claims against him.

SEARS HOLDINGS CORPORATION
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
In Capital Factors v. Kmart Corporation, the United States District Court for the Northern District of Illinois ruled that the Bankruptcy Court did not have the authority to authorize the payment of pre-petition claims of certain trade vendors by the Company. An appeal of the ruling and subsequent motions for rehearing were denied. In order to satisfy its fiduciary responsibility to pursue claims against the critical vendors during the pendency of the appeal, in January 2004 the Company filed suit against a total of 1,189 vendors that received these payments seeking to recover in excess of $174 million paid to the critical vendors. To date, Kmart has settled approximately 750 critical vendor claims for a total recovery the Company values at approximately $61 million.
Kmart is a defendant in a pending pre-petition nationwide class action relating to proper access to facilities for the disabled under the Americans with Disabilities Act. The class action is pending in the United States District Court in Denver, Colorado. On July 14, 2005, the court certified a nationwide class of Kmart’s approximately 1,500 stores. On August 22, 2005, the 10th Circuit Court of Appeals granted Kmart leave to file an interlocutory appeal challenging class certification, which Kmart has done. At the same time, the parties are engaged in settlement discussions. The Company is not presently able to determine the outcome of this case.
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

SEARS HOLDINGS CORPORATION
annual results of operations, financial position, liquidity or capital resources of the Company. Additional information regarding legal proceedings may be found in Kmart’s Annual Report on Form 10-K for its fiscal year ended January 26, 2005.
Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds
The following table provides information about shares of common stock the Company acquired during the third quarter of fiscal 2005, including shares assigned to the Company as part of settlement agreements resolving claims arising from the Chapter 11 reorganization of Kmart Corporation. During the 13 weeks ended October 29, 2005, the Company repurchased 3.7 million of its common shares at a total cost of $434 million under a common share repurchase program. This program, approved by the Board of Directors during the third quarter of 2005, authorized the repurchase of up to an aggregate of $1.0 billion of the Company’s common shares. As of October 29, 2005, the Company had $566 million of remaining authorization under this program.
Issuer Purchases of Equity Securities

			Total Number of Shares	Approximate Dollar Value
	Total Number		Purchased as Part of	of Shares that May Yet
	of Shares	Average Price	Publicly Announced	Be Purchased Under the
Period	Purchased	Paid per Share	Plans or Programs[2]	Plans or Programs
July 31, 2005 — August 27, 2005	1,748	$139.33	—

August 28, 2005 — October 1, 2005	2,573,711	120.10	2,567,794

October 2, 2005 — October 29, 2005	1,094,457	116.00	1,083,405

Total	3,669,916	$118.89	3,651,199	$566,000,000

[1]	Includes the following numbers of shares acquired as payment of withholding taxes in connection with the vesting of restricted stock and Bankruptcy-related settlements:

July 31, 2005 — August 27, 2005	1,748
August 28, 2005 — October 1, 2005	5,917
October 2, 2005 — October 29, 2005	11,052

[2]	During the third quarter of fiscal 2005, the Company’s Board of Directors approved a common share repurchase program authorizing the repurchase of up to an aggregate of $1.0 billion of the Company’s common shares.

Item 6. Exhibits
(a) Exhibits.
An Exhibit Index has been filed as part of this Report on Page E-1.

SEARS HOLDINGS CORPORATION
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION
(Registrant)

December 5, 2005	By	/s/ William K. Phelan

William K. Phelan
Vice President and Controller
(Principal Accounting Officer and duly authorized officer
of Registrant)

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX
2	Agreement and Plan of Merger, dated as of November 16, 2004, by and among Kmart Holding Corporation, Sears, Roebuck and Co., Sears Holdings Corporation, Kmart Acquisition Corp. and Sears Acquisition Corp. (incorporated by reference to Annex A to the joint proxy statement — prospectus in Part I of the Registrant’s Registration Statement on Form S-4, file No. 333-120954).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

4	Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

10.1	Registrant’s 2005 Senior Executive Long-Term Incentive Program (incorporated by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K/A (Amendment No. 1) dated September 29, 2005 (File No. 000-51217)).

10.2	Amended and Restated Employment Agreement, dated September 7, 2005, between the Registrant and Alan J. Lacy (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 8, 2005 (File No. 000-51217)).

10.3	First Amendment to the Sears Holdings Corporation Senior Executive Long-Term Incentive Program (incorporated by reference to Exhibit 10(a) to Registrant’s Current Report on Form 8-K dated September 29, 2005 (File No. 000-51217)).

10.4	Sears Holdings Corporation Director Compensation Program (incorporated by reference to Exhibit 10(b) to Registrant’s Current Report on Form 8-K dated September 29, 2005 (File No. 000-51217)).

*10.5	Revised form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant.

*10.6	Revised form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

E - 1