Form 10-K
period 2006-01-28
SEARS HOLDINGS CORP
filed 2006-03-15
CIK 1310067

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 28, 2006
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-51217

SEARS HOLDINGS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	20-1920798 (I.R.S. Employer Identification No.)
3333 Beverly Road, Hoffman Estates, Illinois (Address of principal executive offices)	60179 (Zip Code)

Registrant's telephone number, including area code: (847) 286-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
None

Securities registered pursuant to Section 12(g) of the Act:
 Common Shares, par value $0.01 per share

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        On February 25, 2006, the Registrant had 158,997,881 common shares outstanding. The aggregate market value (based on the closing price of the Registrant's common shares as reported in a summary of composite transactions in The Wall Street Journal for stocks quoted on the NASDAQ National Market) of the Registrant's common shares owned by non-affiliates (which are assumed, solely for the purpose of this calculation, to be stockholders other than (i) directors and executive officers of the Registrant and (ii) any person known by the Registrant to beneficially own five percent or more of the Registrant's common shares), as of July 30, 2005 was approximately $15 billion.

Documents Incorporated By Reference

        Part III of this Form 10-K incorporates by reference certain information from the Registrant's proxy statement relating to its Annual Meeting of Stockholders to be held on April 12, 2006 (the "2006 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I

Item 1.    Business

General

        Sears Holdings Corporation ("Holdings" or the "Company") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"). The Merger, completed on March 24, 2005, combined two of America's oldest existing retail entities, both with origins dating to the late 1800s. The Company is a broadline retailer with approximately 2,300 full-line and 1,100 specialty retail stores in the United States operating through Kmart and Sears and approximately 370 full-line and specialty retail stores in Canada operating through Sears Canada Inc. ("Sears Canada"), a 54%-owned subsidiary.

The Merger

        The Merger has provided Holdings with an opportunity to significantly improve the earnings and cash flow performance of both Kmart and Sears given the scale of the combined entity. The Merger has also provided a means for leveraging the historical strengths of Kmart and Sears with the goal of making the Company's products, brands and service offerings more responsive to the needs of customers, thereby building long-term, value-added customer relationships.

        Sears has a long-standing reputation for offering customers a wide variety of merchandise and related services, with a particular emphasis on a number of strong proprietary brands such as Kenmore, Craftsman, Diehard and Lands' End. Historically, Sears conducted its business primarily using a mall-based format. At the time of the Merger, Sears operated 874 domestic full-line stores mainly located in such on-mall locations. In response to off-mall competitor growth, Sears commenced a strategy prior to the Merger to increase the number of its off-mall stores in order to expand distribution points for its brands, merchandise and services. Kmart, on the other hand, historically used large format, off-mall locations in selling a selection of general merchandise goods. At the time of the Merger, Kmart operated approximately 1,400 off-mall stores and sought to further improve its operational performance by pursuing opportunities to offer customers a differentiated high-quality product selection to distinguish itself from competitors.

        With Kmart's approximately 1,400 off-mall locations, Holdings is in a position to offer a greater number of customers an opportunity to purchase Sears products and services outside of Sears' traditional mall-based stores. This increase in distribution points brought about by the Merger provides a more rapid and lower-cost store base growth than Sears would have been able to accomplish on its own. At the same time, the addition of Sears-owned brands and services, including Sears' credit products, to Kmart stores enhances the selection and value proposition offered to Kmart customers and helps to differentiate Kmart from its general merchandise competitors. Furthermore, its combined store base of approximately 2,300 full-line stores places Holdings in a position to compete on a scale larger than that of many of its national competitors.

        The scale of the combined enterprise has also generated significant opportunities for realizing cost synergies across a number of areas, including merchandise and non-merchandise purchasing, delivery and distribution and within other selling, general and administrative expense areas. While the Company will continue to operate both the Sears and Kmart store formats in the foreseeable future, many of the functions supporting these formats have been integrated. This integration will continue.

        From an accounting perspective, the Merger has been treated as a purchase business combination, with Kmart acquiring Sears. In identifying Kmart as the acquiring entity, the companies took into account the relative share ownership of the Company after the Merger, the composition of the governing body of the combined entity and the designation of certain senior management positions.

Accordingly, the historical financial statements of Kmart serve as the historical financial statements of Holdings, the registrant.

        In connection with the Merger, Kmart shareholders received one share of Holdings common stock for each Kmart share owned. In all, approximately 94.9 million shares of Holdings common stock were issued in exchange for all outstanding common stock of Kmart. Sears shareholders were issued an aggregate of 62.2 million shares of Holdings common stock at a total value of approximately $6.5 billion (based on the average closing price of $104.33 of Kmart's common stock during the period from November 15, 2004 through November 19, 2004, two business days before and after the date the Merger was announced). In addition, approximately $5.4 billion in cash was paid in consideration for (i) all outstanding shares of common stock of Sears, based upon the proration provisions of the agreement pursuant to which the Merger was effected, and (ii) all outstanding stock options of Sears. Including transaction costs of approximately $18 million, the total consideration paid was approximately $11.9 billion.

        Additional information concerning the Merger is contained in Note 2 of Notes to Consolidated Financial Statements.

Bankruptcy of Kmart Corporation

        Kmart Corporation (the "Predecessor Company") is a predecessor operating company of Kmart (the "Successor Company"). In January 2002, the Predecessor Company and 37 of its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Chapter 11"). The Debtors decided to seek bankruptcy reorganization based upon a rapid decline in their liquidity resulting from below-plan sales and earnings performance in the fourth quarter of fiscal 2001, the evaporation of the surety bond market, an erosion of supplier confidence, intense competition and unsuccessful sales and marketing initiatives, as well as the continued recession and capital market volatility in existence at that time. The Predecessor Company utilized Chapter 11 to strengthen its balance sheet and reduce debt, focus its store portfolio on the most productive locations and terminate leases for closed stores, develop a more efficient organization and lower overall operating costs.

        On May 6, 2003 (the "Effective Date"), the Predecessor Company emerged from reorganization proceedings under Chapter 11 pursuant to the terms of an Amended Joint Plan of Reorganization (the "Plan of Reorganization") and related amended Disclosure Statement. This Plan received formal endorsement of the statutory creditors' committee and, as modified, was confirmed by the U.S. Bankruptcy Court in April 2003. The Predecessor Company is presently an indirect wholly-owned subsidiary of Holdings.

Sale of Sears Canada's Credit and Financial Services Business

        On November 15, 2005, Sears Canada completed the sale of substantially all of the assets and liabilities of its Credit and Financial Services operations to JPMorgan Chase & Co. ("JPMorgan Chase") for approximately $2.0 billion in cash proceeds net of securitized receivables and other related costs and taxes. In addition, Sears Canada and JPMorgan Chase concurrently entered into a long-term marketing and servicing alliance with an initial term of ten years. Sears Canada used a substantial portion of the proceeds generated from this sale to fund an extraordinary cash dividend and a tax-free return of stated capital to shareholders of record on December 16, 2005. Holdings, as beneficial owner of approximately 54% of the outstanding common stock of Sears Canada, received $877 million in after-tax proceeds from this distribution. Additional information concerning the sale is contained in Note 4 of Notes to Consolidated Financial Statements.

Sears Canada Take-Over Bid

        In December 2005, Holdings announced its intention to acquire the remaining 46% interest in Sears Canada that it does not already own. The Company commenced a take-over bid for the remaining interest in Sears Canada on February 9, 2006. The Company has offered C$16.86 (Canadian dollars) per share, or approximately C$835 million ($720 million U.S. dollars), for the minority interest. The take-over bid is open for acceptance until March 17, 2006. The Company believes that 100% ownership of Sears Canada would allow Sears Canada to be able to compete with the other Canadian retailers and the Canadian operations of major U.S. retailers.

        In December 2005, the Company entered into a lock-up agreement with Natcan Investment Management, Inc. ("Natcan"), pursuant to which Natcan agreed to tender all Sears Canada common shares (representing approximately 9% of the outstanding common shares of Sears Canada) that it owns or controls in response to the Company's take-over bid, at a price of C$16.86 per share. This agreement obligates the Company to spend approximately $141 million to purchase the Natcan shares.

Real Estate Transactions

        In the normal course of business, the Company considers opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash. In addition, the Company reviews leases that will expire in the short term in order to determine the appropriate action to take with respect to them.

        Further information concerning the Company's real estate transactions is contained in Note 16 of Notes to Consolidated Financial Statements.

Business Segments

        Holdings has integrated many Kmart and Sears store-support functions to more efficiently serve both formats; however, for purposes of reviewing operating performance and making asset-allocation decisions, senior management has continued to utilize principally the reporting structures that existed independently for Kmart and Sears prior to the Merger. As a result, the following discussion of the Company's business segments is organized into three segments: Kmart, Sears Domestic and Sears Canada.

        Financial information, including revenues, operating income and total assets for each of these business segments is contained in Note 21 of Notes to Consolidated Financial Statements. Information regarding the components of revenue for Holdings is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Kmart

        As of January 28, 2006, Holdings operated a total of 1,416 Kmart stores across 49 states, Guam, Puerto Rico, and the U.S. Virgin Islands. This store count included 1,361 discount stores, averaging 92,000 square feet, and 55 Super Centers, averaging 165,000 square feet. Most Kmart stores are one-floor, free-standing units that carry a wide assortment of general merchandise, including products sold under such well-known labels as Jaclyn Smith, Joe Boxer, and Martha Stewart Everyday. Subsequent to the Merger, the Company began selling certain Sears brand products and services within certain Kmart stores. As of January 28, 2006, approximately 100 Kmart stores were selling an assortment of Sears brand products, mainly within home appliances and tools. Approximately 1,100 Kmart stores also contain in-store pharmacies. The Super Centers generally operate 24-hours a day and combine a full-service grocery along with the general merchandise selection of a discount store. Kmart also sells its products through its kmart.com website.

Sears Domestic

        As of January 28, 2006, Sears Domestic operations consisted of the following:

  •
  Full-line Stores—866 Full-line stores located across all 50 states and Puerto Rico, primarily mall-based locations averaging 132,000 square feet. Full-line stores offer a wide array of products across many merchandise categories, including home appliances, consumer electronics, tools, fitness and lawn and garden equipment, certain automotive services and products such as tires and batteries, home fashion products, as well as apparel, footwear and accessories for the whole family, including Lands' End merchandise. Also, as of January 28, 2006, the Company operated a total of 58 Sears Essentials and Sears Grand stores located in 22 states, primarily free-standing units averaging 122,000 square feet and offering health and beauty, pantry, household products and toys in addition to the offerings of the typical mall-based store. In February 2006, management decided that, on a go-forward basis, Sears Essentials and Sears Grand stores will all be operated under the Sears Grand name. Management expects to begin the conversion to the Sears Grand nameplate in the first half of fiscal 2006. Sears also extends the availability of its product selection through the use of its sears.com website, which offers a more limited assortment of home, apparel and accessory merchandise and provides customers the option of buying through the internet and picking up their merchandise in Sears Full-line stores.

  •
  Specialty Stores—1,128 specialty stores located across all 50 states and Puerto Rico, located primarily in free-standing, off-mall locations or high-traffic neighborhood shopping centers, and including the operations of:

  •
  809 Dealer Stores—Primarily independently-owned stores, predominantly located in smaller communities and averaging 8,900 square feet offering appliances, consumer electronics, lawn and garden equipment, hardware and automotive batteries. Dealer stores carry proprietary Sears brands, such as Craftsman, Kenmore and DieHard, as well as a wide assortment of national brands.

  •
  147 Sears Hardware Stores and 84 Orchard Supply Hardware Stores—Neighborhood hardware stores averaging 37,000 square feet that carry Craftsman tools and lawn and garden equipment, a wide assortment of national brands and other home improvement products. Approximately 120 locations also offer a limited selection of home appliances.

  •
  16 The Great Indoors Stores—Home decorating and remodeling superstores, averaging 143,000 square feet, dedicated to the four main rooms of the house: kitchen, bedroom, bathroom and great room.

  •
  50 Outlet Stores—Locations offering overstock and/or distressed appliances, consumer electronics and lawn and garden equipment at a discount.

  •
  Commercial Sales—This business primarily targets home builders, remodelers and property managers for appliance purchases.

  •
  Direct to Customer—The Direct to Customer business includes the direct merchant business of Lands' End, Inc. ("Lands' End"). Lands' End is a leading direct merchant of traditionally-styled casual clothing, accessories and footwear for men, women and children, as well as home products and soft luggage. These products are offered through multiple selling channels including Landsend.com, one of the leading apparel websites, as well as catalog mailings, international businesses and 17 Lands' End retail stores. These retail stores, averaging 7,700 square feet, offer Lands' End merchandise primarily from catalog and internet channel overstocks. Direct to Customer also includes direct marketing of Sears goods through specialty catalogs.

  •
  Home Services—Product Repair Services, the nation's largest product repair service provider, is a key element in the Company's active relationship with more than 46 million households. With over 10,000 service technicians making over 13 million service calls annually, this business delivers a broad range of retail-related residential and commercial services across all 50 states and Puerto Rico under the Sears Parts & Repair Services and A&E Factory Service brand names. Commercial and residential customers can obtain parts and repair services for all major brands of products within the home appliances, lawn and garden equipment, consumer electronics, floorcare products, and heating and cooling systems categories. Smaller items for repair can be brought into Sears Parts & Repair Centers located throughout the United States or to any Sears Full-line store. This business also offers protection agreements, product installation services and Kenmore and Carrier residential heating and cooling systems. Home Services also includes home improvement services (primarily siding, windows, cabinet refacing, kitchen remodeling, HVAC and carpet cleaning) provided through Sears Home Improvement Services.

Sears Canada

        Sears Canada, a consolidated, 54%-owned subsidiary of Sears, conducts retail operations in Canada similar to those conducted by Sears Domestic, with a greater emphasis on apparel and other softlines than in the U.S. stores. In addition, Sears Canada conducted credit operations prior to the November 15, 2005 sale of its Credit and Financial Services operations to JPMorgan Chase.

        As of January 28, 2006, Sears Canada operated a total of 123 full-line stores, 252 specialty stores (49 furniture and appliance stores, 159 dealer stores operated under independent local ownership, five appliances and mattresses stores, 28 Corbeil stores and 11 outlet stores), 50 floor covering stores, approximately 2,116 catalog pick-up locations and 112 travel offices. Sears Canada also conducts business over the internet through its website, sears.ca.

Trademarks, Trade Names and Licenses

        The "KMART®" and "SEARS®" trade names, service marks and trademarks, used by the Company both in the United States and internationally, are material to the Company's retail and other related businesses.

        The Company sells proprietary branded merchandise under a number of brand names that are important to its operations. The Company's KENMORE®, CRAFTSMAN®, DIEHARD® and LANDS' END® brands are among the most recognized proprietary brands in retailing. These marks are the subject of numerous United States and foreign trademark registrations. Other well-recognized Company trademarks and service marks include THE GREAT INDOORS®, OSH®, CANYON RIVER BLUES®, COVINGTON®, and ATHLETECH®. The Company also has the right to sell an exclusive line of Martha Stewart Everyday® products in its Kmart locations over the next four years, as well as within Sears Canada stores through August 2008.

Seasonality

        The retail business is seasonal in nature, and the Company generates a high proportion of its revenues and operating cash flows during the fourth quarter of its fiscal year, which includes the holiday season. As a result, the Company's overall profitability is heavily impacted by its fourth quarter operating results. Additionally, in preparation for the fourth quarter holiday season, the Company significantly increases its merchandise inventory levels, which have traditionally been financed from operating cash flows and credit terms received from vendors. Fourth quarter reported revenues accounted for 33% of total reported revenues in fiscal 2005.

Competition

        The Company's business is subject to highly competitive conditions. The Company competes with a wide variety of retailers, including other department stores, discounters, home improvement stores, consumer electronics dealers, auto parts and auto service providers, specialty retailers, wholesale clubs and many other competitors operating on a national, regional or local level along with internet and catalog businesses, which handle similar lines of merchandise. Wal-Mart, Target, Kohl's, JC Penney, Home Depot, Lowe's and Best Buy are some of the major competitors with which the Company competes. Home Depot, Lowe's and Best Buy are major competitors in relation to the Company's home appliance business, which accounted for approximately 15% of the Company's fiscal 2005 reported revenues. Sears Canada competes in Canada with Hudson's Bay Company and U.S.-based competitors, including those mentioned above, that are expanding into Canada. Success in this competitive marketplace is based on factors such as price, convenience, product assortment and quality, and service, including availability of retail-related services such as access to credit, product delivery, repair and installation.

Employees

        As of January 28, 2006, the Company had approximately 317,000 employees in the United States and U.S. territories, and approximately 38,000 employees in Canada through Sears Canada including, in each case, part-time employees.

Our Website; Availability of SEC Reports and Other Information

        The Company's corporate website is located at www.searsholdings.com. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports are available, free of charge, through the SEC filings portion of the Investor Information section of the Company's website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

        The Corporate Governance Guidelines of the Company's Board of Directors, the charters of the Audit, Compensation, Finance and Nominating and Governance Committees of the Board of Directors, the Company's Code of Conduct and the Board of Directors Code of Conduct are available on the Corporate Governance section of www.searsholdings.com. References to the Company's website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Item 1A.    Risk Factors

        References to "us", "we" and "our" refer to the Company. The following risk factors could adversely affect our business, results of operations and financial condition. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also negatively impact us.

If we fail to offer merchandise and services that our customers want, our sales may be limited, which would reduce our revenues and profits.

        In order for our business to be successful, we must identify, obtain supplies of, and offer to our customers attractive, innovative and high-quality merchandise on a continuous basis. Our products and services must satisfy the desires of our customers, whose preferences may change in the future. If we misjudge either the demand for products and services we sell or our customers' purchasing habits and tastes, we may be faced with excess inventories of some products and missed opportunities for products and services we chose not to offer. In addition, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. This would have a negative effect on our business and results of operations.

If we do not successfully manage our inventory levels, our operating results will be adversely affected.

        We must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against accumulating excess inventory as we seek to minimize out-of-stock levels across all product categories and to maintain in-stock levels. We obtain a significant portion of our inventory from vendors located outside the United States. These vendors often require lengthy advance notice of our requirements in order to be able to supply products in the quantities we request. This usually requires us to order merchandise, and enter into purchase order contracts for the purchase and manufacture of such merchandise, well in advance of the time these products will be offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which makes us vulnerable to changes in price. If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels will not be appropriate and our results of operations may be negatively impacted.

If we are unable to compete effectively in the highly competitive retail industry, our business and results of operations could be materially adversely affected.

        The retail industry is highly competitive with few barriers to entry. We compete with a wide variety of retailers including other department stores, discounters, home improvement stores, consumer electronics dealers, auto parts and auto service providers, specialty retailers, wholesale clubs and many other competitors operating on a national, regional or local level. Internet and catalog businesses which handle similar lines of merchandise also compete with us. In this competitive marketplace, success is based on factors such as price, product assortment and quality, service, and convenience.

        Our success depends on our ability to differentiate ourselves from our competitors with respect to shopping convenience, a quality assortment of available merchandise and superior customer service. We must also successfully respond to our customers' changing tastes. The performance of our competitors, as well as changes in their pricing policies, marketing activities, new store openings and other business strategies, could have a material adverse effect on our business, financial condition and results of operations.

Our failure to successfully integrate Kmart and Sears may cause us to fail to realize cost savings and other benefits, which could adversely affect our future results.

        We may fail to successfully complete the integration of Kmart and Sears and, as a result, may fail to realize synergies, cost savings and other benefits expected from the Merger. The eventual success of the Merger depends, in part, on our ability to realize the anticipated growth opportunities and cost savings from combining the businesses of Kmart and Sears. In particular, expanding the offering and distribution of proprietary brands may impact the value of those brands and lead to cannibalization of sales from either Sears or Kmart. In addition, we may be unable to successfully differentiate product offerings at our various locations. If we do not achieve these benefits, our results of operations could be materially adversely affected.

        Also, we may fail to achieve sufficient cost savings through the integration of purchasing functions, supply chain, administrative and other operational activities. Furthermore, we must achieve these savings without adversely affecting our revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all, or it may take longer to realize them than expected, and our results of operations could be materially adversely affected.

Due to the seasonality of our business, our annual operating results would be adversely affected if our fourth quarter results fail to meet our expectations.

        Our business is seasonal, with a high proportion of revenues and operating cash flows being generated during the fourth quarter of our fiscal year, which includes the holiday season. As a result, our fourth quarter operating results significantly impact our annual operating results. Our fourth quarter operating results may fluctuate significantly, based on many factors, including holiday spending patterns and weather conditions.

Our comparable store sales may fluctuate for a variety of reasons, which could adversely affect our results of operations.

        Our business is sensitive to customers' spending patterns, which in turn are subject to prevailing economic conditions. Our comparable store sales and results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our comparable store sales and financial performance, including:

  •
  actions by our competitors, including opening of new stores in our existing markets,

  •
  seasonal fluctuations due to weather conditions,

  •
  changes in our merchandise strategy and mix,

  •
  changes in population and other demographics, and

  •
  timing of our promotional events.

Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may decrease. For more information on our results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

We rely on foreign sources for significant amounts of our merchandise, and our business may therefore be negatively affected by the risks associated with international trade.

        We depend on a large number of products produced in foreign markets. We face risks associated with the delivery of merchandise originating outside the United States, including:

  •
  potential economic and political instability in countries where our suppliers are located,

  •
  increases in shipping costs,

  •
  transportation delays and interruptions,

  •
  adverse fluctuations in currency exchange rates, and

  •
  changes in U.S. and foreign laws affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws.

A decline in general economic conditions, consumer spending levels and other conditions could lead to reduced consumer demand for our merchandise thereby reducing our revenues and gross margins.

        Many economic and other factors outside our control, including consumer confidence, consumer spending levels, employment levels, prevailing interest rates, housing starts and remodels, and consumer debt levels, as well as fuel costs and the availability of consumer credit, affect consumer spending habits. In addition, disposable income levels may influence consumer purchasing patterns. A general slowdown in the United States economy or an uncertain economic outlook could adversely affect consumer spending habits and our operating results.

        The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to a decrease in consumer spending. Any of these events and factors could cause us to increase inventory markdowns and promotional expenses, thereby reducing our gross margins and operating results.

We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in these systems could harm our ability to run our business.

        Given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. Our primary computer systems and operations are located at our corporate headquarters in Hoffman Estates, Illinois and our facilities in Troy, Michigan. In addition, each of our stores is connected to our computerized inventory management and other systems. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations.

The loss of key personnel may disrupt our business and adversely affect our financial results.

        We depend on the contributions of our senior management team, including Aylwin B. Lewis (Chief Executive Officer and President) and other key employees, for our future success. Although certain executives, including Mr. Lewis, have employment agreements with us, changes in our senior management and any future departures of key employees may disrupt our business and materially adversely affect our results of operations.

Affiliates of our Chairman, whose interests may be different than your interests, exert substantial influence over our company.

        Affiliates of Edward S. Lampert, the Chairman of our Board of Directors, beneficially own approximately 41% of the outstanding shares of our common stock. These affiliates are controlled, directly or indirectly, by Mr. Lampert. Accordingly, these affiliates, and thus Mr. Lampert, have substantial influence over many if not all actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.

        The interests of these affiliates, which have investments in other companies, may from time to time diverge from the interests of our other stockholders, particularly with regard to new investment opportunities. This substantial influence may have the effect of discouraging offers to acquire our company because the consummation of any such acquisition would likely require the consent of these affiliates.

We may be subject to product liability claims if people or property are harmed by the products we sell.

        Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

We may be subject to periodic litigation and other regulatory proceedings. These proceedings may be affected by changes in laws and government regulations or changes in the enforcement thereof.

        From time to time we may be involved in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend our company. Further, changes in governmental regulations both in the United States and in the other countries where we operate could have adverse effects on our business and subject us to additional regulatory actions. For a description of current legal proceedings, see Item 3, "Legal Proceedings" in this Form 10-K.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The following table summarizes the locations of the Company's Kmart and Sears Domestic stores as of January 28, 2006:

	Kmart		Sears Domestic
State/Territory	Discount Stores	Super Centers	Full-line Mall Stores	Sears Grand/ Essentials	Specialty Stores
Alabama	26	—	13	3	32
Alaska	—	—	3	—	3
Arizona	18	2	14	1	12
Arkansas	6	—	7	—	30
California	107	1	81	10	131
Colorado	17	4	13	2	18
Connecticut	7	—	8	1	10
Delaware	6	—	4	—	4
District of Columbia	—	—	—	—	—
Florida	98	—	56	10	25
Georgia	38	1	22	—	37
Hawaii	7	—	6	—	1
Idaho	8	—	6	—	7
Illinois	60	4	38	6	52
Indiana	38	5	21	2	34
Iowa	24	—	12	—	13
Kansas	13	—	10	—	21
Kentucky	30	—	11	1	24
Louisiana	11	—	13	—	19
Maine	6	—	6	—	10
Maryland	23	—	19	1	8
Massachusetts	19	—	21	1	8
Michigan	79	7	27	3	39
Minnesota	32	—	12	—	35
Mississippi	6	—	9	—	20
Missouri	28	—	14	1	42
Montana	10	—	3	—	7
Nebraska	8	—	5	—	10
Nevada	9	2	4	1	6
New Hampshire	6	—	6	3	8
New Jersey	37	—	20	5	20
New Mexico	15	—	7	—	11
New York	60	1	48	—	35
North Carolina	43	4	27	—	36
North Dakota	7	—	4	—	4
Ohio	75	11	42	—	52
Oklahoma	9	—	11	—	20
Oregon	14	—	9	—	19
Pennsylvania	100	2	45	2	38
Rhode Island	1	—	2	—	2
South Carolina	27	1	14	1	18
South Dakota	9	—	2	—	7
Tennessee	33	3	24	1	26
Texas	19	1	60	1	81
Utah	18	—	5	1	5
Vermont	3	—	2	—	6
Virginia	40	4	23	1	19
Washington	21	—	23	—	12
West Virginia	16	1	8	—	7
Wisconsin	38	—	15	—	32
Wyoming	9	—	2	—	6
Puerto Rico	22	1	9	—	6
U.S. Virgin Islands	4	—	—	—	—
Guam	1	—	—	—	—

Totals	1,361	55	866	58	1,128

	Kmart		Sears Domestic			Sears Canada
	Discount Stores	Super Centers	Full-line Mall Stores	Sears Grand/ Essentials	Specialty Stores	Full-line Stores	Specialty Stores	Total
Stores as of January 28, 2006
Owned	134	34	516	15	44	17	2	762
Leased	1,227	21	350	43	275	106	91	2,113
Independently-owned and operated stores	—	—	—	—	809	—	159	968

Totals	1,361	55	866	58	1,128	123	252	3,843

        In addition, as of January 28, 2006, the Company had 42 domestic supply chain distribution centers, of which 14 are owned and 28 are leased for terms ranging from one to 15 years. Of the total, 15 primarily support Kmart locations and the remaining 27 primarily support Sears stores. In addition, the Company had 651 domestic store warehouses, customer call centers and service facilities, most of which are leased for terms ranging from one to 10 years or are part of other facilities included in the above table.

        The Company's principal executive offices are located on a 200-acre site owned by the Company at the Prairie Stone office park in Hoffman Estates, Illinois. The complex consists of six interconnected office buildings totaling approximately two million gross square feet of office space.

        In December 2005, the Company sold the former Kmart headquarters building in Troy, Michigan. The Company still owns an 86,000 square foot office building in Troy, Michigan which houses the Company's data center.

        As of January 28, 2006, Sears Canada operated a total of 123 full-line stores, 252 specialty stores (49 furniture and appliance stores, 159 dealer stores operated under independent local ownership, five appliances and mattresses stores, 28 Corbeil stores and 11 outlet stores), 50 floor covering stores, approximately 2,116 catalog pick-up locations and 112 travel offices.

        A description of the Company's leasing arrangements appears in Note 17 of Notes to Consolidated Financial Statements.

Item 3.    Legal Proceedings

        See Part II, Item 8, "Financial Statements and Supplementary Data"—"Notes to Consolidated Financial Statements", Note 11—"Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting," and Note 22—"Legal Proceedings", for information regarding legal proceedings, which information is incorporated herein by this reference.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 4A.    Executive Officers of the Registrant

        The following table and information sets forth the names of the executive officers of the Company, their current positions and offices with the Company, the date they first became executive officers of the Company, their current ages, and their principal employment during the past five years.

Name	Position	Date First Became an Executive Officer		Age
Aylwin B. Lewis	Chief Executive Officer and President	2005	*	51
Alan J. Lacy	Vice Chairman	2005	*	52
Karen A. Austin	Executive Vice President, Chief Information Officer	2005	*	44
Kristine K. Crow	Senior Vice President/General Manager, Financial Services	2005	*	46
William C. Crowley	Executive Vice President, Chief Financial and Administrative Officer	2005	*	48
Mark C. Good	Executive Vice President and General Manager, Home Services	2005	*	49
William R. Harker	Vice President, Acting General Counsel and Corporate Secretary	2006		33
W. Bruce Johnson	Executive Vice President, Supply Chain and Operations	2005	*	54
Daniel F. Laughlin	Senior Vice President, Merchandising	2005		55
Robert D. Luse	Senior Vice President, Human Resources	2005	*	43
Maureen A. McGuire	Executive Vice President, Chief Marketing Officer	2005		54
William K. Phelan	Vice President, Controller and Chief Accounting Officer	2005	*	43
Peter J. Whitsett	Senior Vice President, Merchandising	2005		40
Corwin M. Yulinsky	Executive Vice President, Strategy and Customer Insight	2005		51

*
Became an executive officer of Holdings upon the completion of the Merger on March 24, 2005.

        Mr. Lewis became Chief Executive Officer and President in October 2005, after serving as the Chief Executive Officer and President of Kmart and Sears Retail as well as President of Holdings from March 2005 until September 2005. He was previously a director and the Chief Executive Officer and President of Kmart from October 2004 to March 2005. Prior to joining Kmart in October 2004, Mr. Lewis was President, Chief Multi-Branding and Operating Officer of YUM! Brands, Inc. (franchisor and licensor of quick-service restaurants) from 2000 until October 2004.

        Mr. Lacy was previously Chief Executive Officer and Vice Chairman of the Company from March 2005 to September 2005. He served as Chairman of the Board, Chief Executive Officer and President of Sears from December 2000 until March 2005.

        Ms. Austin became Executive Vice President, Chief Information Officer in February 2006 and was Senior Vice President and Chief Information Officer prior thereto. She was Senior Vice President,

Chief Information Officer of Kmart from April 2002 to March 2005. She previously served as its Vice President, IT Applications from 2001 to 2002.

        Ms. Crow became Senior Vice President, Financial Services of Sears in May 2004. From December 2000 to April 2004, she was Vice President, Customer Relationship Management for Sears.

        Mr. Crowley was previously Senior Vice President, Finance of Kmart, and had served as an officer of Kmart since 2003. Mr. Crowley is also the President and Chief Operating Officer of ESL Investments, Inc., a private investment firm, and has served in that capacity since 1999.

        Mr. Good was previously Executive Vice President and General Manager, Home Services (formerly Product Repair Services) of Sears from August 1999 to March 2005, when he assumed the same role with Sears Holdings.

        Mr. Harker joined the Company as Vice President and Chief Counsel in September 2005. He became Acting General Counsel and Corporate Secretary in January 2006. Prior to joining Sears Holdings, he practiced corporate law with the law firm of Wachtell, Lipton, Rosen and Katz from September 2000 to August 2005.

        Mr. Johnson was previously Kmart's Senior Vice President, Supply Chain and Operations. He joined Kmart in October 2003, after serving as Director, Organization and Systems for Carrefour S.A. from March 1998 to October 2003.

        Mr. Laughlin was elected Senior Vice President, Merchandising in December 2005. Previously, he served as Sears' Senior Vice President/General Merchandise Manager, Sears Home, from October 2003 to December 2005, Senior Vice President/General Manager, Home Stores from May 2003 to September 2003, and Vice President/General Merchandise Manager, Tools and Paint prior thereto.

        Mr. Luse joined Sears as Vice President, HR Retail and Related Services in 2001.

        Ms. McGuire joined the Company as Executive Vice President and Chief Marketing Officer in October 2005. Prior to joining Sears Holdings, she spent over 30 years at International Business Machines Corporation, most recently as Vice President, Worldwide Strategy and Marketing, IBM Systems and Technology Group from January 2005 to September 2005. Previously she served as IBM's Vice President, Worldwide Marketing and Strategy, IBM Global Services from August 2003 to January 2005 and Vice President, Worldwide Market Management and Integrated Marketing Communications from 1995 to August 2003.

        Mr. Phelan was elected Vice President and Controller of Sears Holdings effective March 2005. From December 2000 to March 2005 he served as Assistant Controller of Sears.

        Mr. Whitsett was elected Senior Vice President, Kmart Merchandising Officer in July 2005. He joined Kmart in 1999 as Director, Merchandise Planning & Replenishment and has served in a variety of positions, including Divisional Vice President, Merchandise Planning from 2000 to 2003, Divisional Vice President, Merchandising Consumables in 2003, Vice President/General Merchandise Manager, Drug Store and Food from 2003 to 2004, and Vice President/General Merchandise Manager from 2004 to 2005.

        Mr. Yulinsky joined the Company as Executive Vice President, Strategy and Customer Insight in October 2005. Previously, he was a leader of the Financial Institutions and Marketing/CRM practice at McKinsey and Co., a consulting firm, from August 1999 to October 2005.

        The Company's Code of Conduct applies to all employees, including the Company's principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is available on the "Corporate Governance" portion of the Company's corporate website at searsholdings.com. The Company intends to disclose on this website any amendment to, or waiver of, a provision of its Code of Conduct that applies to any of those three officers of the Company.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Holdings common stock is quoted on The NASDAQ Stock Market under the ticker symbol SHLD. There were approximately 25,000 registered stockholders of Holdings common stock as of January 28, 2006.

        The common stock of Holdings began trading on March 28, 2005, the first trading day after the consummation of the Merger. Prior to that date, Kmart's common stock was quoted on The NASDAQ Stock Market, under the ticker symbol KMRT. The quarterly high and low sales prices for Holdings' common stock (for the 2005 fiscal year) and for Kmart's common stock (for the 2004 fiscal year) are set forth below.

	2005
	Sears Holdings
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$149.50	$163.50	$155.90	$127.66
Low	125.90	133.24	113.30	111.64
	2004
	Kmart
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$48.50	$84.50	$93.18	$119.69
Low	26.10	40.66	61.76	84.51

(1)
During the first quarter of 2005, Kmart's common stock traded from January 27, 2005 until March 23, 2005, during which its high price was $133.85 and its low price was $89.37.

        Neither Holdings nor Kmart paid dividends on common stock in the last two fiscal years.

Equity Compensation Plan Information

        The following table reflects information about securities authorized for issuance under the Company's equity compensation plans as of January 28, 2006.

	(a)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
		(b)
Plan Category		Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans approved by security holders(1)	350,000	$112.90	—
Equity compensation plans not approved by security holders	—	—	—
Total	350,000	$112.90	—

(1)
Includes a grant to Aylwin B. Lewis of options to purchase 150,000 shares of Holdings' common stock and a grant to Alan J. Lacy of options to purchase 200,000 shares of Holdings' common stock. On October 18, 2004, Kmart granted Mr. Lewis options to purchase 150,000 shares of Kmart's common stock, subject to approval by Kmart's stockholders. Kmart's stockholders approved the option grant on March 24, 2005, and these options were converted into options to purchase an equal number of shares of Holdings' common stock upon effectiveness of the Merger. The grant to Mr. Lacy was approved by Kmart, the sole stockholder of Holdings on November 16, 2004 in connection with the approval of Mr. Lacy's employment agreement pursuant to which the options were granted.

Purchase of Equity Securities

        The following table provides information about shares of common stock the Company acquired during the fourth quarter of fiscal 2005, including shares assigned to the Company as part of settlement agreements resolving claims arising from the Chapter 11 reorganization of the Predecessor Company. During the 13 weeks ended January 28, 2006, the Company repurchased 1.3 million of its common shares at a total cost of $155 million under a common share repurchase program. This program, approved by the Board of Directors during the third quarter of fiscal 2005, authorized the repurchase of up to an aggregate of $1.0 billion of the Company's common shares. As of January 28, 2006, the Company had approximately $0.4 billion of remaining authorization under this program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 30, 2005 to November 26, 2005	334,074	$114.15	333,842
November 27, 2005 to December 31, 2005	529,967	116.80	492,517
January 1, 2006 to January 28, 2006	645,180	115.11	495,675

Total	1,509,221	$115.49	1,322,034	$410,000,000

(1)
Includes the following numbers of shares acquired as payment of withholding taxes in connection with the vesting of restricted stock and as Bankruptcy-related settlements:

October 30, 2005 to November 26, 2005	232
November 27, 2005 to December 31, 2005	37,450
January 1, 2006 to January 28, 2006	149,505
(2)
Excluding shares acquired pursuant to Bankruptcy-related settlements, the average price paid per share was $117.63.

Item 6.    Selected Financial Data

        The table below summarizes the Company's recent financial information. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Company's consolidated financial statements and notes thereto in Item 8.

				Predecessor Company
	Fiscal				Fiscal
dollars in millions, except per share data			39 Weeks Ended January 28, 2004	13 Weeks Ended April 30, 2003
	2005(1)	2004			2002	2001
Summary of Operations
Total revenues(2)	$49,124	$19,843	$17,190	$6,181	$29,352	$34,180
Comparable sales %	(5.3)%	(11.0)%	(9.5)%	(3.2)%	(10.1)%	(0.1)%
Income (loss) from continuing operations(3)	948	1,106	234	(852)	(2,771)	(2,377)
Cumulative effect of a change in accounting principle, net of tax(3)	(90)	—	—	—	—	—
Discontinued operations	—	—	—	(10)	(448)	(69)
Net income (loss)(3)	858	1,106	234	(862)	(3,219)	(2,446)
Per Common Share
Basic:
Continuing income (loss)	$6.22	$12.39	$2.61	$(1.63)	$(5.47)	$(4.81)
Cumulative effect of change in accounting principle	(0.59)	—	—	—	—	—
Discontinued operations	$—	$—	$—	$(0.02)	$(0.89)	$(0.14)
Net income (loss)	$5.63	$12.39	$2.61	$(1.65)	$(6.36)	$(4.95)
Diluted:
Continuing income (loss)	$6.17	$11.00	$2.51	$(1.63)	$(5.47)	$(4.81)
Cumulative effect of change in accounting principle	(0.58)	—	—	—	—	—
Discontinued operations	$—	$—	$—	$(0.02)	$(0.89)	$(0.14)
Net income (loss)	$5.59	$11.00	$2.51	$(1.65)	$(6.36)	$(4.95)
					Predecessor Company

Book value per common share	$72.67	$50.39	$24.64	$19.45	$(0.58)	$6.42
Financial Data
Total assets	$30,573	$8,651	$6,074	$6,660	$11,238	$14,183
Long-term debt(4)	2,482	91	76	59	—	330
Long-term capital lease obligations	786	275	374	415	623	857
Trust convertible preferred securities	—	—	—	—	646	889
Capital expenditures (Predecessor Company for the 13 weeks ended April 30, 2003)	546	230	108	4	252	1,385
Number of Stores	3,843	1,480	1,511	1,513	1,829	2,114

(1)
Fiscal 2005 includes the results of Sears subsequent to the Merger date. As a result, fiscal 2005 results include approximately 44 weeks of Sears' results and 52 weeks of Kmart's results.

(2)
Fiscal 2005 ended on the last Saturday in January 2006. Fiscal 2001, fiscal 2002, the 39 weeks ended January 28, 2004, and fiscal 2004 ended on the last Wednesday in January. The reported results for fiscal 2003 have been divided into two parts as a result of Kmart's emergence from Chapter 11 bankruptcy in fiscal 2003. As further discussed in Note 11 of Notes to Consolidated Financial Statements, due to the application of Fresh-Start Accounting (defined below) upon emergence from Chapter 11 bankruptcy, the reported historical financial statements of the Predecessor Company for the periods prior to May 1, 2003 generally are not comparable to those of the Successor Company. Thus, the results of operations of the Successor Company were not combined with those of the Predecessor Company.

(3)
Results include the following items of the type that periodically affect results, but the amounts of which may vary significantly from period to period and have a disproportionate effect on the periods presented: in fiscal 2005, a $90 million charge, net of taxes, due to the cumulative effect of a change in accounting principle pertaining to a change in accounting for certain indirect buying, warehousing and distribution costs, a $39 million gain on the sale of assets, a $111 million charge for restructuring costs; in fiscal 2004, a $946 million net gain on sales of assets; in the 39 weeks ended January 28, 2004, an $89 million net gain on sales of assets; in the 13 weeks ended April 30, 2003, a $47 million charge for accelerated depreciation on unimpaired assets to be disposed of following store closings, and a $10 million credit as a result of a change in the estimated expenses for 2002 cost reduction initiatives; in fiscal 2002, $1,019 million for inventory write-downs in conjunction with accelerated mark-downs due to store closings, $533 million for asset impairments, $50 million for cost reduction initiatives, and $33 million for other items; in fiscal 2001, $827 million for asset impairments, $163 million for supply chain restructuring, $97 million for the restructuring/impairment of BlueLight.com, and $23 million for a voluntary early retirement program/severance.

(4)
For fiscal years 2002 and 2001, long-term debt does not include liabilities classified as subject to compromise.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        In order to facilitate an understanding of Holdings, the reporting periods presented, and the basis for this presentation, the Company has divided its "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") into the following seven sections:

  •
  Overview of Holdings

  •
  Merger and Change in Fiscal Year

  •
  Fiscal 2005 Initiatives and Accomplishments

  •
  Results of Operations:

    Fiscal 2005 Summary

    Holdings Results:

    •
    Fiscal 2005 Compared to Fiscal 2004 (as reported and pro forma)

    •
    Fiscal 2004 Compared to Fiscal 2003 (as reported)

    •
    39-Week Period Ended January 26, 2005 Compared to the 39 Week Period Ended January 28, 2004

    •
    13-Week Period Ended April 28, 2004 Compared to the 13 Week Period Ended April 30, 2003 (Predecessor Company)

    Business Segment Results:

    •
    Kmart Fiscal 2005 (as reported) Compared to Fiscal 2004 (as reported)

    •
    Sears Domestic Fiscal 2005 (pro forma) Compared to Fiscal 2004 (pro forma)

    •
    Sears Canada Fiscal 2005 (pro forma) Compared to Fiscal 2004 (pro forma)

    Pro Forma Reconciliation

  •
  Analysis of Consolidated Financial Condition

  •
  Contractual Obligations and Off-Balance-Sheet Arrangements

  •
  Application of Critical Accounting Policies

Overview of Holdings

        Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. The Company is a broadline retailer and, at the end of fiscal 2005, had approximately 2,300 full-line and 1,100 specialty retail stores in the United States operating through Kmart and Sears and approximately 370 full-line and specialty retail stores in Canada operating through Sears Canada, a 54%-owned subsidiary.

        The Company currently conducts its operations in three business segments: Kmart, Sears Domestic and Sears Canada. Prior to the Merger, the Company operated a single business segment, Kmart. The nature of operations conducted within each of these segments is discussed within the "Business Segments" section of Item 1 in this Form 10-K.

Merger and Change in Fiscal Year

        The Merger has been accounted for as a purchase business combination, with Kmart acquiring Sears. Accordingly, the historical financial statements of Kmart serve as the historical financial statements of Holdings, the registrant. The consolidated statements of operations and cash flows for fiscal 2005 include the results of operations of Sears subsequent to the Merger date, or from March 25, 2005 forward. Therefore, Holdings' operating results for fiscal 2005 include approximately 44 weeks of Sears' results and 52 weeks of Kmart's results.

        Kmart shareholders received one share of Holdings common stock for each Kmart share owned. In all, approximately 94.9 million shares of Holdings common stock were issued in exchange for all outstanding common stock of Kmart. In aggregate, approximately 62.2 million shares of Holdings common stock were issued to Sears shareholders at a value of approximately $6.5 billion (based on the average closing price of $104.33 of Kmart's common stock during the period from November 15, 2004 through November 19, 2004, two business days before and after the date the Merger was announced). In addition, approximately $5.4 billion in cash was paid in consideration for (i) all outstanding shares of common stock of Sears, based upon the proration provisions of the agreement pursuant to which the Merger was effected, and (ii) all outstanding stock options of Sears. Including transaction costs of approximately $18 million, the total consideration paid for the acquisition of Sears was approximately $11.9 billion.

        Effective March 23, 2005, the Company changed its fiscal year end from the last Wednesday in January to the Saturday closest to January 31st. As the change in fiscal year end reflects a change of only three days, the historical financial statements have not been recast to reflect this change. Sears Canada's fiscal year end is the Saturday closest to December 31st. The results of operations for Sears Canada are reported to Holdings on a one-month lag. Therefore, the consolidated statements of operations and cash flows for fiscal 2005 include operating results for Sears Canada from March 25, 2005 through December 31, 2005.

Fiscal 2005 Initiatives and Accomplishments

        This Annual Report on Form 10-K reports on the ten months of progress Holdings has made as a combined company since the Merger. Management has made significant progress in integrating Sears and Kmart and in focusing the combined organization on certain key initiatives. Rather than pursuing the development of a single strategy for Holdings, the Company's management team has instead established certain key principles to guide Holdings' activities.

        The Company strives to create a culture of continuous learning. Management analyzes, tests and adapts both its competitive strategies and everyday practices on an on-going basis in an effort to better serve customer needs and attract new customers to the Company's stores and services. Rather than focusing on building market share through non-value added promotions and sales events, the Company aims to consistently exceed customer expectations by providing quality services, products and solutions that earn customers' trust so as to build long-term customer relationships.

        The Company is also focused on running its business for the long-term benefit of its stockholders. The Company is committed to applying the same continuous learning processes used to build customer relationships in identifying and implementing ways to improve the efficiency and effectiveness of Company operations. The objective is to improve overall profitability and capture market opportunities when and where they exist.

        Though constant progress is always a priority, the Company believes it has taken significant steps in fiscal 2005 consistent with achieving its two main initiatives:

Building long-term customer relationships

        To make its products, brands and service offerings more responsive to the needs of its customers and to build long-term relationships with them, the Company has made and plans to continue making a number of changes to its store formats and associated product offerings. The Company closely monitors customer response to these changes. The Company's strategies and plans will continue to evolve as it incorporates learnings from customer response to these changes. Specific initiatives and accomplishments in fiscal 2005 included:

  •
  launching a new off-mall store format under the Sears nameplate. This mid-size store format offers customers the "best of both", meeting the everyday needs of customers as well as offering more destination-focused purchase categories. This new format was operated under the Sears Essentials nameplate during fiscal 2005. In February 2006, management decided that, on a go-forward basis, Sears Essentials and Sears Grand, the Company's other off-mall Sears format, will both operate under the Sears Grand name. As of January 28, 2006, Holdings had opened 50 Sears Essentials stores, mostly by way of converting former Kmart store locations. Management expects to begin the conversion to the Sears Grand nameplate in the first half of fiscal 2006. The Sears Essentials stores have achieved varying degrees of success. While the Company continues to believe that the format offers an attractive means for providing customers with Sears brands and appliances in off-mall locations, the Company has also achieved success selling such products in Kmart stores. As a result, the Company has reduced the number of stores planned for conversion to the Sears Grand format in fiscal 2006. In addition, the Company will continue to assess the pace of conversion to, and planned location of Sears Grand stores and the offering of Sears products in existing or remodeled Kmart stores based on customer response and the capital required;

  •
  introducing select Sears private label branded products, including Kenmore, Craftsman and Diehard products, into certain Kmart stores, enabling Kmart to better differentiate itself from other mass market retailers;

  •
  remodeling approximately 90 Kmart stores, where the expected financial returns justified the required capital outlay, to include Sears-brand products. The Company intends to continue its roll-out of home appliances, including Sears Kenmore products, into both Sears Grand and Kmart locations over the next several years as a means of expanding its points of distribution in response to competitor store growth. As of January 28, 2006, approximately 90 Kmart stores, including, certain of the remodeled locations, offered broad assortments of home appliances;

  •
  completing a national roll-out of Sears credit card acceptance to all Kmart locations, and offering Kmart customers the opportunity to apply for Sears credit cards and related financial services at Kmart locations; and

  •
  testing multiple new initiatives at select locations, including the addition of certain Sears customer services, including Sears Auto Centers, licensed businesses such as hearing and optical centers, and auto and truck rental services, to Kmart stores.

Improving Profitability

        Actions taken in fiscal 2005 consistent with the Company's commitment to improving its profitability through increasing the efficiency and effectiveness of its operations included:

  •
  initiating and continuing efforts to improve gross margins by reducing reliance on certain promotional events, particularly at Sears;

  •
  improving efficiencies and cost effectiveness of the supply chain, including transportation synergies, the consolidation of international buying offices and a greater emphasis on direct import merchandise procurement;

  •
  optimizing Kmart and Sears relationships with vendors and suppliers by sourcing goods on a combined basis, where possible, to obtain better costs, vendor support and terms;

  •
  integrating the home office functions of Kmart and Sears to reduce the overall cost structure of Holdings. As of January 28, 2006, Holdings had eliminated approximately 1,500 positions between Sears' and Kmart's combined home office functions;

  •
  lowering fixed costs associated with marketing expenditures by reducing the number of creative agencies utilized by Sears; and

  •
  implementing a rigorous process to ensure that the Company's capital is expended only on those efforts that improve the experience for customers and provide the opportunity for attractive returns on investment.

        The financial impact of these profitability initiatives is described below in the "Results of Operations" section.

RESULTS OF OPERATIONS

        Within this "Results of Operations" section, the Company discloses results of operations on both an "as reported" and a "pro forma" basis. The reported results are not necessarily representative of the Company's ongoing operations because Sears results are included only for the period of time after the March 24, 2005 Merger. Prior to that date, the reported results reflect only Kmart's results. Therefore, to facilitate an understanding of the Company's trends and on-going performance, the Company has presented pro forma results in addition to the reported results. The pro forma results adjust the reported amounts to give effect to the Merger as if it had occurred at the beginning of fiscal 2004. Thus, the pro forma results include both Kmart and Sears for both fiscal 2004 and fiscal 2005. A reconciliation of pro forma amounts to reported amounts has been included under the heading "Pro Forma Reconciliation".

        The discussion of reported results for fiscal 2004 as compared to fiscal 2003 has been divided into two parts as a result of Kmart's emergence from Chapter 11 bankruptcy in fiscal 2003. As further discussed in Note 11 of Notes to Consolidated Financial Statements, due to the application of Fresh-Start Accounting (defined below) upon emergence from Chapter 11 bankruptcy, the reported historical financial statements of the Predecessor Company for the periods prior to May 1, 2003 generally are not comparable to those of the Successor Company. Thus, the results of operations of the Successor Company were not combined with those of the Predecessor Company for purposes of this MD&A.

        References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes.

        Finally, the Company notes that the discussion that follows should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8.

Fiscal 2005 Summary

        Holdings' consolidated results of operations for fiscal 2005 and fiscal 2004, presented on both a reported and a pro forma basis, are summarized below.

	Reported		Pro forma
millions, except per share data	2005	2004	2005	2004
Merchandise sales and services	$48,911	$19,843	$53,962	$55,585
Credit and financial products revenues	213	—	299	381

Total revenues	49,124	19,843	54,261	55,966

Cost of sales, buying and occupancy	35,505	14,942	39,177	40,895
Gross margin rate	27.4%	24.7%	27.4%	26.4%
Selling and administrative	10,759	3,999	12,084	12,483
Selling and administrative expense as a percentage of total revenues	21.9%	20.2%	22.3%	22.3%
Depreciation and amortization	932	27	1,108	1,196
Provision for uncollectible credit card accounts	49	—	65	64
Gain on sales of assets	(39)	(946)	(40)	(356)
Gain on sale of business	(317)	—	(317)	—
Restructuring charges	111	—	111	41

Total costs and expenses	47,000	18,022	52,188	54,323

Operating income	2,124	1,821	2,073	1,643
Interest expense, net	237	108	270	350
Bankruptcy-related recoveries	(40)	(59)	(40)	(59)
Other income	(38)	(3)	(48)	(69)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	1,965	1,775	1,891	1,421
Income taxes	716	669	705	491
Minority interest	301	—	307	46

Income before cumulative effect of change in accounting principle	948	1,106	879	884
Cumulative effect of change in accounting principle, net of tax	(90)	—	(90)	—

NET INCOME	$858	$1,106	$789	$884

Diluted earnings per share before cumulative effect of change in accounting principle	$6.17	$11.00	$5.40	$5.40
Diluted earnings per share	$5.59	$11.00	$4.85	$5.40

        The following discussion is designed to provide the reader with an overview of fiscal 2005 operating results as compared to fiscal 2004, with particular emphasis on significant events and transactions that had a disproportionate effect on the Company's results for the periods presented. Further discussion regarding the Company's operating performance follows this overview section.

Earnings per Diluted Share

        The following table summarizes Holdings' diluted earnings per share on both a reported and pro forma basis for fiscal 2005 and fiscal 2004.

	Reported		Pro Forma
	2005	2004	2005	2004
Diluted earnings per share before cumulative effect of change in accounting principle	$6.17	$11.00	$5.40	$5.40
Cumulative effect of change in accounting principle(1)	$(0.58)	$—	$(0.55)	$—
Diluted earnings per share	$5.59	$11.00	$4.85	$5.40

(1)
Effective January 27, 2005, Kmart changed its method of accounting for certain indirect buying, warehousing and distribution costs and, as a result, the Company recorded the cumulative effect of this change in accounting principle in fiscal 2005. Further information regarding this change in accounting is set forth in Note 3 of Notes to Consolidated Financial Statements.

        Significant asset sales and restructuring charges greatly impacted the Company's fiscal 2005 and fiscal 2004 diluted earnings per share on both a reported and pro forma basis. Items of these types periodically affect the Company's results, but may vary significantly in amount from period to period and have a disproportionate effect on the Company's results for the periods presented. The impact of these items on diluted earnings per share is shown in the following table:

	Reported		Pro Forma
	2005	2004	2005	2004
Diluted earnings per share impact of certain significant items:
Gain on sale of assets(2)	$0.16	$5.78	$0.15	$1.35
Restructuring charges(3)	(0.35)	—	(0.33)	(0.16)

Total	$(0.19)	$5.78	$(0.18)	$1.19

(2)
Gain on Sale of Assets: In fiscal 2004, Kmart completed multiple sale and lease assignment transactions, including significant transactions with The Home Depot, Inc. ("Home Depot") and Sears. These transactions resulted in aggregate gains of $946 million, or $5.78 per diluted share, being recorded as part of fiscal 2004 reported earnings as compared to $39 million, or $0.16 per diluted share, for fiscal 2005, a difference of $5.62 per diluted share. The fiscal 2004 pro forma gain on sale of assets impact of $1.35 per diluted share excludes the impact of gains recognized in fiscal 2004 for sales of properties to Sears. Further information regarding these transactions is set forth in Note 16 of Notes to Consolidated Financial Statements.

(3)
Restructuring Charges: During fiscal 2005, the Company recorded $111 million in restructuring charges, or $0.35 per diluted share, in connection with the Merger and integration of Sears' and Kmart's headquarters support functions, as well as in connection with productivity initiatives at Sears Canada. The fiscal 2004 pro forma restructuring charges included a $41 million, or $0.16 per diluted share, charge recorded by Sears in connection with certain productivity initiatives at that entity. Further information regarding these restructuring charges is set forth in Note 5 of Notes to Consolidated Financial Statements.

        In aggregate, the items set forth above lowered fiscal 2005 earnings per diluted share, on a reported and pro forma basis, by $0.19 and $0.18 per share, respectively, while increasing fiscal 2004 reported and pro forma earnings per diluted share by $5.78 and $1.19, respectively. Accordingly, from fiscal 2004 to fiscal 2005, these items represent a difference of $5.97 and $1.37 per diluted share on a reported and pro forma basis, respectively. In assessing the Company's operating performance, management segregates these items from other operating results for the affected periods.

Revenues and Comparable Store Sales

        On a reported basis, revenues increased $29.3 billion, or 148%, to $49.1 billion in fiscal 2005 versus fiscal 2004. The increase in reported revenues was due to the inclusion of Sears in fiscal 2005. On a pro forma basis, revenues declined $1.7 billion, or 3.0%, to $54.3 billion in fiscal 2005 as compared to fiscal 2004. Domestic comparable store sales were down 5.3% in the aggregate, with Sears Domestic comparable store sales declining 8.4% and Kmart comparable store sales declining 1.2%.

        Kmart's comparable store sales decline in fiscal 2005 was primarily due to lower transaction volumes across most businesses. Apparel sales at Kmart increased for the year on a comparable store basis, but this improvement was more than offset by sales declines in both home goods and the food and drug business. Kmart recorded a 0.9% comparable store sales increase during the fourth quarter of fiscal 2005 as a result of a 1.0% increase in comparable store sales during the holiday period (the nine-weeks ended December 31, 2005). However, the impact of the fourth-quarter sales increase was more than offset by lower sales recorded for the balance of the year.

        The sharper decline in Sears Domestic comparable store sales relative to Kmart was due mainly to efforts initiated at Sears in fiscal 2005 to improve gross margin by reducing reliance on certain promotional events. Kmart conducted similar efforts to shed unprofitable sales promotions and improve overall profitability during fiscal 2004. The Company expects the degree of comparable store sales declines at Sears to moderate in fiscal 2006 as the Company passes through the anniversary of fiscal 2005 gross margin improvement initiatives at Sears.

        The disappointing performance of Sears' apparel business was also a factor in the decline of Sears' comparable store sales during fiscal 2005. Comparable store sales in Sears' overall apparel business were down 13.8% for the year. In fiscal 2005, Sears attempted a more "fashion forward" apparel offering, relying on the introduction of several new proprietary brands. Customer response to these offerings and brands did not meet management's expectations. The Company continues to adjust its apparel strategy to better meet customer demand.

        The Company continues to face market share pressure as competitors open additional locations and engage in heavy promotional activity. The Company expects these trends to continue in the foreseeable future, and these trends may negatively affect the Company's future sales performance and results of operations.

Gross Margin Rate

        Gross margin as a percentage of merchandise sales and services revenue ("gross margin rate") on a reported basis was 27.4% in fiscal 2005 as compared to 24.7% in fiscal 2004. This increase was primarily attributable to the fiscal 2005 addition of Sears, which had a higher overall gross margin rate than Kmart. On a pro forma basis, gross margin rate improved to 27.4% in fiscal 2005 as compared to 26.4% in fiscal 2004. The fiscal 2005 increase in pro forma gross margin rate was primarily attributable to improvement in the Sears Domestic gross margin rate, mainly as a result of improved inventory management and the utilization of more targeted clearance and promotional markdowns versus historical reliance on storewide events. This improvement in Sears Domestic gross margin rate, however, was less in the third and fourth quarters of fiscal 2005 than during the first two fiscal quarters of the year as poor customer response to full line apparel offerings resulted in additional markdowns being taken to clear fashion apparel in the second half of the year. The Company's ability to generate future improvement in overall gross margins depends on its ability to realize projected purchasing synergies and cost savings, as well as improve the profitability of clearance goods and Sears' apparel business.

Selling and Administrative Expense Rate

        On a reported basis, selling and administrative expenses as a percentage of total revenues was 21.9% for fiscal 2005, as compared to 20.2% for fiscal 2004. The increase in the reported selling and administrative expense rate was primarily attributable to the fiscal 2005 addition of Sears, which had a higher cost structure than Kmart. On a pro forma basis, selling and administrative expenses as a percentage of total revenues was 22.3% for both fiscal 2005 and fiscal 2004. While selling and administrative expenses decreased by $399 million primarily as a function of reduced payroll expenditures and cost-saving initiatives, selling and administrative expenses as a percentage of total revenues was unchanged as the impact of these reductions was offset by lower expense leverage given lower overall sales, as well as increases at Sears Canada in both associate stock-based compensation expense and marketing expense. The Company's fiscal 2005 domestic selling and administrative expense rate improved by approximately 10 basis points compared to fiscal 2004.

Reduction in Debt Assumed as Part of the Merger

        Subsequent to the Merger, the Company reduced domestic debt levels by $0.8 billion. This debt was primarily Sears debt included in Holdings' consolidated balance sheet subsequent to the Merger. The repayments were funded primarily from operating cash flows.

Share Repurchases

        Subsequent to the Merger, through January 28, 2006, the Company repurchased approximately 5.0 million of its common shares at a total cost of approximately $0.6 billion under the Company's $1.0 billion common share repurchase program described under "Financing" below. The stock repurchases were funded from operating cash flows.

Significant Transactions

  Sears Canada Credit Sale

        Sears Canada completed the sale of substantially all of the assets and liabilities of its Credit and Financial Services operations to JPMorgan Chase in November 2005, and concurrently, the two parties entered into a long-term marketing and servicing alliance with an initial term of ten years. Sears Canada used a substantial portion of the proceeds generated from this sale to fund an extraordinary cash dividend and a tax-free return of stated capital to its shareholders. Holdings, as beneficial owner of approximately 54% of the outstanding common stock of Sears Canada, received $877 million in after-tax proceeds from this distribution. Additional information concerning the sale is contained in Note 4 of Notes to Consolidated Financial Statements.

  Orchard Supply Hardware

        In November 2005, the Company completed a transaction resulting in the private equity fund of Ares Management LLC ("Ares") investing cash for 19.9% of the voting stock of Orchard Supply Hardware Stores Corporation ("OSH"). Prior to the Ares investment, OSH was a wholly-owned subsidiary of the Company. The private equity fund invested $59 million in cash for the 19.9% equity interest and a three-year option to purchase, for $127 million, additional shares of OSH that currently represent 30.2% of OSH's outstanding voting stock. This structure allowed the Company to realize immediate value for OSH, a chain of hardware stores based in California that is not central to the Company's core business, while continuing to participate in the additional value the Company believes the OSH management team and Ares can create.

  Sears Canada Take-Over Bid

        In December 2005, Holdings announced its intention to acquire the remaining 46% interest in Sears Canada that it does not already own. The Company commenced a take-over bid for the remaining interest in Sears Canada on February 9, 2006. The Company has offered C$16.86 (Canadian dollars) per share, or approximately C$835 million ($720 million U.S. dollars), for the minority interest. The take-over bid is open for acceptance until March 17, 2006. The Company believes that 100% ownership of Sears Canada would allow Sears Canada to be able to compete with the other Canadian retailers and the Canadian operations of major U.S. retailers.

Holdings Results

Fiscal 2005 Compared to Fiscal 2004

        The consolidated statement of operations for fiscal 2005 is not comparable to that for fiscal 2004 because the prior year does not include Sears' results. Additionally, the consolidated statement of operations for fiscal 2005 is not representative of the Company's operations as it only includes Sears' results of operations after the Merger, or from March 25, 2005 forward. For these reasons, the Company believes that an understanding of its reported results, trends and on-going performance is not complete without presenting results on a pro forma basis. Accordingly, the Company has provided an analysis of operating results for fiscal 2005 as compared to fiscal 2004 on both a reported and a pro forma basis.

Holdings Reported Results

Fiscal 2005 Compared to Fiscal 2004

        Total revenues increased $29.3 billion, or 148%, to $49.1 billion for fiscal 2005, as compared to total revenues of $19.8 billion for fiscal 2004. The increase was attributable to the addition of Sears revenues of $30.0 billion in fiscal 2005, partially offset by a decline in Kmart's revenues of $0.7 billion, or 3.8%, due to a reduction in the total number of Kmart stores in operation, including 48 converted to a Sears format, and the comparable store sales decline of 1.2% discussed above. Total fiscal 2005 revenues benefited from $153 million of sales being recorded during the first quarter of fiscal 2005 as a result of three additional days being included in the fiscal 2005 period due to the Company's change from a Wednesday to a Saturday month end.

        Gross margin as a percentage of merchandise sales and services revenue was 27.4% for fiscal 2005, as compared to 24.7% for fiscal 2004. The increase was primarily attributable to the addition of Sears, which had a higher overall gross margin rate than Kmart, in fiscal 2005.

        Selling and administrative expenses as a percentage of total revenues was 21.9% for fiscal 2005, as compared to 20.2% for fiscal 2004. The increase was primarily attributable to the addition of Sears, which had a higher cost structure than Kmart, in fiscal 2005.

        Depreciation and amortization was $932 million for fiscal 2005, as compared to $27 million for fiscal 2004. The increase was primarily attributable to the addition of Sears, which accounted for $885 million of the combined expense in the current year.

        Restructuring charges were $111 million for fiscal 2005. These charges included a $57 million charge for employee-related termination costs associated with Sears Canada restructuring initiatives implemented during fiscal 2005, including a workforce reduction of approximately 1,200 associates, as well as $54 million at Kmart for relocation assistance and employee termination-related costs associated with Holdings' home office integration efforts.

        Included in operating income were gains on sales of assets of $39 million and $946 million for fiscal 2005 and fiscal 2004, respectively. During fiscal 2004, the Company entered into multiple agreements with Home Depot to sell four properties and assign 14 leased properties for an aggregate purchase price of $271 million, resulting in a total gain on sale of $253 million. Also during fiscal 2004, Kmart sold four owned properties, assigned 45 leased properties and leased one owned store to Sears for a total purchase price of approximately $576 million, resulting in a gain of $599 million. Additionally, the Company sold certain other real and personal property, resulting in net gains of $39 million and $94 million for fiscal 2005 and fiscal 2004, respectively. Included within the fiscal 2004 gains were $22 million related to the sale of owned, or assignment of leased, properties, $18 million related to the sale of the Company's Trinidad subsidiary and its associated property, $12 million related to the sale of corporate airplanes and $42 million from sales of other real and personal property.

        Operating income was $2.1 billion for fiscal 2005 as compared to $1.8 billion for fiscal 2004. Fiscal 2005 included the addition of $1.4 billion in Sears operating income generated subsequent to the Merger, which was offset by the collective impact of $906 million less in gains on the sale of assets realized by Kmart in the current year and, to a lesser degree, a $148 million decline in Kmart operating income, excluding gains on asset sales. Holdings' operating income for fiscal 2005 also included a $317 million gain on sale of business, reflecting a minority interest gain on the sale of Sears Canada's Credit and Financial Services business in November 2005. This gain had no impact on Holdings' net income as its entire impact was offset by increased minority interest expense. See Note 4 of Notes to Consolidated Financial Statements for further detail.

        Interest expense increased $129 million in fiscal 2005 as a result of the inclusion of Sears debt in the current year, as well as additional interest expense incurred upon the conversion of Kmart's 9% subordinated convertible notes. Bankruptcy-related recoveries declined $19 million in the current year period and represent amounts recognized from vendors who had received cash payment for pre-petition obligations. Other income increased by $35 million in the current year period primarily due to a gain of $21 million recognized in connection with the settlement pertaining to Kmart's license agreement with Footstar, Inc. ("FTS") for the operation of Kmart's footwear departments. The effective tax rate decreased to 36.4% in fiscal 2005 from 37.7% in fiscal 2004, with the decrease primarily attributable to the November 2005 sale of Sears Canada's Credit and Financial Service business being taxed at a capital gains rate, lowering the effective tax rate for fiscal 2005.

        Effective January 27, 2005, the Company determined that it would be preferable to conform one of the accounting practices utilized by Kmart to that of Sears. The Company changed its method of accounting for certain indirect overhead costs from inventoriable costs to period expenses. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", a change in accounting policy to conform the acquirer's policy to that of the acquired entity is treated as a change in accounting principle. As a result of the accounting change, the Company recorded a charge of $90 million, net of taxes, in the first quarter of fiscal 2005 for the cumulative effect of this change in accounting principle. The charge represents the amount of indirect costs reflected within inventory at the beginning of fiscal 2005. See Note 3 of Notes to Consolidated Financial Statements for further detail.

Holdings Pro Forma Results

Pro Forma Fiscal 2005 Compared To Pro Forma Fiscal 2004

        Total revenues declined $1.7 billion, or 3.0%, to $54.3 billion for fiscal 2005, as compared to total revenues of $56.0 billion for fiscal 2004. The decline was primarily attributable to total revenue declines of 3.9% and 3.8% at Sears Domestic and Kmart, respectively, partially offset by a 5.3% revenue increase at Sears Canada, primarily due to favorable exchange rates. Domestic comparable store sales were down 5.3% in the aggregate, with Sears Domestic comparable store sales declining 8.4% and Kmart comparable store sales declining 1.2%. The Sears Domestic comparable store sales decrease was primarily attributable to efforts initiated in fiscal 2005 to improve gross margin rates by reducing reliance on certain promotional events and, to a lesser degree, poor customer response to full line store apparel offerings, as discussed above. Kmart's comparable store sales declined primarily as a result of lower transaction volumes.

        Gross margin as a percentage of merchandise sales and services revenue was 27.4% for fiscal 2005, as compared to 26.4% for fiscal 2004. The increase was primarily attributable to improvement in the Sears Domestic gross margin rate, mainly as a result of improved inventory management and the utilization of more targeted clearance and promotional markdowns as discussed above. Sears Domestic's gross margin rate as a percentage of merchandise sales and services revenue was 29.3% for fiscal 2005, as compared to 27.4% for fiscal 2004.

        Selling and administrative expenses as a percentage of total revenues was 22.3% for both fiscal 2005 and fiscal 2004. As discussed above, the Company reduced overall selling and administrative expense by $399 million in fiscal 2005; however, the impact of these reductions was mitigated by lower leverage of these expenses given lower overall sales in fiscal 2005, as well as increases at Sears Canada in both associate stock-based compensation and marketing expense.

        Restructuring charges for fiscal 2005 totaled $111 million as compared to $41 million for fiscal 2004. The fiscal 2005 charges included a $57 million charge for employee-related termination costs associated with Sears Canada restructuring initiatives, including a workforce reduction of approximately 1,200 associates, as well as $54 million recorded at Kmart for relocation assistance and employee termination- related costs associated with Holdings' home office integration efforts. The $41 million charge recorded in fiscal 2004 reflected a charge recorded by Sears in the second quarter of fiscal 2004 as part of a productivity initiative.

        Operating income was $2.1 billion for fiscal 2005, as compared to $1.6 billion for fiscal 2004. The increase was primarily attributable to increased operating income at Sears Domestic, which had $646 million in additional operating income during fiscal 2005. This increase was partially offset by $307 million less in gains on the sale of assets realized by Kmart in the current year and, to a lesser degree, a $148 million decline in Kmart operating income, excluding gains on asset sales, and a $78 million decline in Sears Canada's operating income, excluding the gain on sale of business in fiscal 2005. Holdings' operating income for fiscal 2005 also included a $317 million gain on sale of business, reflecting a minority interest gain on the sale of Sears Canada's Credit and Financial Services business in November 2005. This gain had no impact on Holdings' net income as its entire impact was offset by increased minority interest expense. See Note 4 of Notes to Consolidated Financial Statements for further detail.

        Interest expense declined $80 million in fiscal 2005, as compared to fiscal 2004 due primarily to lower average borrowings. Bankruptcy-related recoveries decreased $19 million in the current year and represent amounts recognized from vendors who had received cash payment for pre-petition obligations. The effective tax rate increased to 37.3% in fiscal 2005 from 34.6% in fiscal 2004, with the lower fiscal 2004 effective rate attributable to the inclusion of Sears.

Holdings Reported Results

Fiscal 2004 Compared to Fiscal 2003

        The discussion of reported results for fiscal 2004 as compared to fiscal 2003 has been divided into two parts as a result of Kmart Corporation's emergence from Chapter 11 bankruptcy in fiscal 2003. As further discussed in Note 11 of Notes to Consolidated Financial Statements, due to the application of Fresh-Start Accounting (defined in Note 11 of Notes to Consolidated Financial Statements) upon emergence from bankruptcy, the reported historical financial statements of the Predecessor Company for periods prior to May 1, 2003 generally are not comparable to those of the Successor Company. Thus, fiscal 2004 results have been set forth in two parts as shown in the below table.

				Predecessor Company
	39 Weeks Ended January 26, 2005	39 Weeks Ended January 28, 2004	13 Weeks Ended April 28, 2004	13 Weeks Ended April 30, 2003
millions
Merchandise sales and services	$15,228	$17,190	$4,615	$6,181
Cost of sales, buying and occupancy	11,464	13,313	3,478	4,762

Gross margin	3,764	3,877	1,137	1,419
Selling, general and administrative expenses	3,022	3,470	1,004	1,421
Gain on sales of assets	(914)	(89)	(32)	—
Restructuring, impairment and other charges	—	—	—	37

Operating income (loss)	1,656	496	165	(39)
Interest expense, net	80	127	28	57
Bankruptcy-related recoveries	(52)	(4)	(7)	—
Other income	—	(5)	(3)	(7)
Reorganization items, net	—	—	—	769

Income (loss) from continuing operations before income taxes	1,628	378	147	(858)
Provision for (benefit from) income taxes	613	144	56	(6)

Income (loss) from continuing operations	1,015	234	91	(852)
Discontinued operations (net of income taxes of $0)	—	—	—	(10)

NET INCOME (LOSS)	$1,015	$234	$91	$(862)

39 Weeks Ended January 26, 2005 Compared to 39 Weeks Ended January 28, 2004

        Comparable store sales and total sales decreased 10.4% and 11.6%, respectively, for the 39 weeks ended January 26, 2005 as compared to the 39 weeks ended January 28, 2004. Factors contributing to the decline in same store and total sales included reductions in promotional events and promotional advertising in the Company's circulars, soft customer demand for apparel and increased competition at certain store locations.

        Gross margin decreased $0.1 billion to $3.8 billion for the 39 weeks ended January 26, 2005, from $3.9 billion for the 39 weeks ended January 28, 2004. Gross margin rate increased to 24.7% for the 39 weeks ended January 26, 2005 from 22.5% for the 39 weeks ended January 28, 2004. Improvements in product margin contributed 270 basis points to the increase in gross margin rate during the 39 weeks ended January 26, 2005, primarily due to favorable markon, reductions in markdowns on clearance items and improvement in store inventory shrinkage. Improvements in inventory shrinkage at distribution centers as a result of improved inventory management and supply chain operations contributed 63 basis points to the increase in gross margin rate for the 39 weeks ended January 26, 2005.

        Selling, general and administrative expenses decreased $0.4 billion for the 39 weeks ended January 26, 2005 to $3.0 billion, or 19.8% of sales, from $3.5 billion, or 20.2% of sales, for the 39 weeks ended January 28, 2004. The decline in SG&A was primarily due to reductions of $263 million in store payroll and related benefits as a result of increased operating efficiencies and reduced sales volume at the Company's stores. Reductions in expenses for weekly and mid-week circular advertising, partially offset by an increase in our electronic media advertising, contributed $69 million to the decrease in SG&A. In addition, improved workers compensation costs generated a reduction of $54 million to SG&A for the 39 weeks ended January 26, 2005.

        Operating income for the 39 weeks ended January 26, 2005 was $1.7 billion, or 10.9% of sales, as compared to $0.5 billion, or 2.9% of sales, for the same period of the prior year. For the 39 weeks ended January 26, 2005 and January 28, 2004, the Company recognized $914 million and $89 million of gain on sales of assets, respectively, primarily related to sales transactions with Home Depot and Sears as further discussed in Note 16 of Notes to Consolidated Financial Statements. The increase in operating income, excluding these gains, was due to the decrease in SG&A, net of the decrease in gross margin, as noted above.

        Interest expense, net for the 39 weeks ended January 26, 2005 and January 28, 2004 was $80 million and $127 million, respectively. The reduction in interest expense was mainly due to an increase of $23 million in interest income for the 39 weeks ended January 26, 2005 compared to the 39 weeks ended January 28, 2004. Interest income increased due to an increase in the Company's average cash and cash equivalents balance and an improvement on the rate of return due to improved interest rates. During the 39 weeks ended January 26, 2005 the Company also experienced a decline in debt discount accretion and interest on capital leases of $15 million and $8 million, respectively.

        The effective income tax rate was 37.7% for the 39 weeks ended January 26, 2005 and 38.1% for the 39 weeks ended January 28, 2004.

13 Weeks Ended April 28, 2004 Compared to 13 Weeks Ended April 30, 2003

        Comparable store and total sales for the 13 weeks ended April 28, 2004 as compared to the 13 weeks ended April 30, 2003 decreased $0.7 billion or 12.9% and $1.6 billion or 25.3%, respectively. The decrease in comparable store sales was due primarily to several Company-wide promotional events occurring in the first quarter of fiscal 2003 along with a reduction in advertising, including the frequency of mid-week circulars in fiscal 2004. Approximately $0.9 billion of the decrease in total sales was due to the closure of 316 stores in the first quarter of fiscal 2003, of which 250 stores were included in continuing operations. The remaining decrease in total sales is primarily attributable to the decrease in comparable store sales.

        Gross margin decreased $0.3 billion to $1.1 billion, for the 13 weeks ended April 28, 2004, from $1.4 billion for the 13 weeks ended April 30, 2003. Gross margin rate increased to 24.6% for the 13 weeks ended April 28, 2004, from 23.0% for the 13 weeks ended April 30, 2003. Reduced depreciation, as a result of the write-off of long-lived assets in conjunction with the application of Fresh-Start Accounting favorably affected the gross margin rate 54 basis points in the fiscal 2004 period.

        SG&A decreased $0.4 billion to $1.0 billion, or 21.8% of sales for the 13 weeks ended April 28, 2004, from $1.4 billion, or 23.0% of sales, for the 13 weeks ended April 30, 2003. Contributing to the decline was a reduction in advertising expenses in the fiscal 2004 period of $93 million, reduced payroll and related expenses in the Company's open stores of $62 million and reduced depreciation as a result of the write-off of long-lived assets in conjunction with the application of Fresh-Start Accounting of $86 million. SG&A included $146 million related to store closures during the 13 weeks ended April 30, 2003, as discussed above.

        Operating income for the 13 weeks ended April 28, 2004 was $165 million, or 3.6% of sales, as compared to a loss of $39 million, or (0.6%) of sales, for the same period in fiscal 2003. The improvement was primarily due to the decrease in SG&A and the improvement in the Company's gross margin rate, as discussed above, partially offset by an overall decline in gross margin dollars due to the reduced store base. Operating income was also affected by net gain on sales of assets of $32 million in the first quarter of fiscal 2004 and restructuring charges of $37 million in the first quarter of fiscal 2003.

        Interest expense, net for the 13 weeks ended April 28, 2004 and April 30, 2003 was $28 million and $57 million, respectively. During the 13 weeks ended April 28, 2004, $12 million of interest expense was recorded for the accretion of obligations recorded at net present value. Included in interest expense for the 13 weeks ended April 30, 2003 was $37 million of amortization of debt issuance costs associated with the Predecessor Company's Court-approved $2 billion debtor-in-possession financing facility. Interest at the stated contractual amount on unsecured debt that was not charged to earnings for the 13 weeks ended April 30, 2003 was $67 million. Interest expense is net of interest income of $5 million and $1 million for the 13 weeks ended April 28, 2004 and April 30, 2003, respectively.

        The effective income tax rate was 38.1% and (0.7%) for the 13 weeks ended April 28, 2004 and April 30, 2003, respectively.

Business Segment Results

        Holdings is continuing the process of integrating Kmart and Sears. To date, for purposes of reviewing results of operations and making asset-allocation decisions, senior management has continued to utilize principally the reporting structures that existed independently for Sears and Kmart prior to the Merger. As a result, the following discussion of segment operations is organized into three principal business segments: Kmart, Sears Domestic and Sears Canada.

Kmart

        Kmart results and key statistics were as follows:

	2005	2004
millions, except for number of stores
Merchandise sales and services	$19,094	$19,843
Cost of sales, buying and occupancy	14,462	14,942
Gross margin rate	24.3%	24.7%
Selling and administrative	3,804	3,999
Selling and administrative expenses as a percentage of total revenue	19.9%	20.2%
Depreciation and amortization	47	27
Gain on sales of assets	(40)	(946)
Restructuring charges	54	—

Total costs and expenses	18,327	18,022

Operating income	$767	$1,821

Number of stores	1,416	1,480

Fiscal 2005 Compared To Fiscal 2004

        Comparable store sales and total sales decreased 1.2% and 3.8%, respectively, during fiscal 2005, primarily as a result of lower transaction volumes across most businesses. Apparel sales increased for the year on a comparable store basis, but this improvement was more than offset by sales declines in both home goods and the food and drug business. Total sales benefited from $153 million of additional sales recorded during the first quarter of fiscal 2005 as a result of three additional days being included in the fiscal 2005 period due to the Company's change from a Wednesday to a Saturday month end. However, this favorable impact was more than offset by a reduction in the total number of Kmart stores in operation. A total of 60 Kmart stores were closed in fiscal 2005, including 48 Kmart stores converted to the Sears Essentials format. These store closures and conversions accounted for a 2.2% decline in total Kmart sales for fiscal 2005. The remaining balance of the decline in total sales was due to the decline in comparable store sales and the fact that fiscal 2004 total sales benefited from partial-year sales recorded in stores closed during fiscal 2004.

        Gross margin as a percentage of merchandise sales and services revenue was 24.3% in fiscal 2005, as compared to 24.7% for fiscal 2004. The decline in gross margin rate was primarily attributable to the impact of increased occupancy and distribution costs during fiscal 2005, due in part to lower expense leverage given lower sales levels in fiscal 2005, as well as increased utilities and transportation expense stemming from higher energy price levels prevalent during fiscal 2005. These items collectively reduced Kmart's gross margin rate in fiscal 2005 by approximately 50 basis points. Excluding the impact of distribution and occupancy costs, Kmart's gross margin rate increased by approximately 10 basis points over fiscal 2004 levels. This improvement reflected overall improved margin management in a number of businesses, most notably within the hardlines and food and drug businesses, partially offset by the impact of higher markdown levels and clearance activity in those Kmart stores preparing for conversion to the Sears Essentials format. Within the hardlines business, comparable store sales, gross margin rate and gross margin dollars all increased relative to fiscal 2004 levels; however, the better than expected gross margin rate improvement within food and drug for fiscal 2005 came at the expense of lower sales and total gross margin dollars versus fiscal 2004. The Company's fiscal 2006 plans include efforts to increase food and drug sales and, thereby, the total gross margin dollars generated by that business, which may negatively impact its gross margin rate.

        Selling and administrative expenses as a percentage of total revenues was 19.9% for fiscal 2005, as compared to 20.2% for fiscal 2004. The improvement in rate is primarily a function of reductions in payroll and benefits costs, which were approximately $150 million lower in fiscal 2005, as compared to fiscal 2004, primarily due to reduced performance-based incentive expense. The reduction in payroll and benefits expense accounted for a 20 basis point improvement in Kmart's overall selling and administrative expense rate. Selling and administrative expenses declined approximately $44 million for fiscal 2005 as compared to fiscal 2004 at those store locations that were either closed or converted to the Sears Essentials format during fiscal 2005.

        Restructuring charges related to Holdings' home office integration efforts were $54 million during fiscal 2005, including $36 million for relocation assistance and $18 million for employee termination-related costs.

        Operating income for fiscal 2005 decreased compared to fiscal 2004 primarily due to $906 million less in gains on the sale of assets realized in the current year and, to a lesser degree, a decline in sales and gross margin, and the restructuring charges of $54 million recorded in the current year period, offset by lower selling and administrative expense.

Sears Domestic

        The consolidated statement of operations for Holdings for fiscal 2005 includes Sears Domestic results from March 25, 2005 forward. It does not reflect a full year for Sears Domestic or any prior year operating results for comparison. The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without presenting the Sears Domestic results of operations on a pro forma basis. The presentation below provides the results of operations on a reported and pro forma basis.

        Sears Domestic results and key statistics were as follows:

	Reported	Pro Forma
	2005	2005	2004
millions, except for number of stores
Merchandise sales and services	$25,868	$30,038	$31,254
Cost of sales, buying and occupancy	18,221	21,239	22,682
Gross margin rate	29.6%	29.3%	27.4%
Selling and administrative	5,968	7,039	7,340
Selling and administrative expense as a percentage of total revenues	23.1%	23.4%	23.5%
Depreciation and amortization	769	911	992
Loss (gain) on sales of assets	1	—	(4)
Restructuring charges	—	—	41

Total costs and expenses	24,959	29,189	31,051

Operating income	$909	$849	$203

Number of:
Full-line Stores(1)	924		873
Specialty Stores	1,128		1,153

Total Domestic Sears Stores	2,052		2,026

(1)
Fiscal 2005 includes 866 Full-line store and 58 Sears Essentials/Grand stores; Fiscal 2004 includes 869 Full-line stores and 4 Sears Grand stores

Sears Domestic Pro Forma Results

        The discussion below pertains to pro forma information in the table above, which compares Sears Domestic's results for fiscal 2005 with Sears Domestic's results for fiscal 2004. These pro forma results have been prepared assuming the Merger occurred at the beginning of fiscal 2004.

Pro Forma Fiscal 2005 Compared To Pro Forma Fiscal 2004

        Merchandise sales and services revenues declined $1.2 billion, or 3.9%, to $30.0 billion for fiscal 2005, as compared to total revenues of $31.3 billion for fiscal 2004. The decline was due to an aggregate 8.4% decrease in comparable store sales, with decreases across all retail formats, partially offset by an increase in the total number of Sears Domestic stores in operation, mainly the opening of 54 Sears Essentials and Sears Grand locations, as well as strong Home Services sales. The decline in Sears Domestic comparable store sales primarily reflects the efforts initiated in fiscal 2005 to improve gross margin rates and, to a lesser extent, the weaker than anticipated customer response to fashion offerings within the full-line stores discussed above.

        Gross margin as a percentage of merchandise sales and services revenue was 29.3% for fiscal 2005, as compared to 27.4% for fiscal 2004. The 190 basis point increase was primarily attributable to improved inventory management and the utilization of more targeted clearance and promotional markdowns versus historical reliance on storewide events. Gross margin rates improved across all full-line store merchandise categories with the exception of fashion apparel and home fashions, where higher than expected clearance markdowns were taken to clear goods that received poor customer response. The margin benefit derived from better inventory management was partially offset by lower expense leverage relative to occupancy costs due to lower sales levels and higher utilities and energy costs during fiscal 2005.

        Selling and administrative expenses as a percentage of total revenues was 23.4% for fiscal 2005, as compared to 23.5% for fiscal 2004. Selling and administrative expenses decreased by $301 million as Sears reduced costs across a number of areas, most notably within marketing ($226 million reduction) and headquarters expenses ($99 million reduction) partially offset by higher expenses in other areas, including a $27 million increase in Merger-related costs. Though the overall selling and administrative expense rate improved in fiscal 2005 as a result of savings generated from these cost-saving initiatives, the impact of these reductions was mitigated by lower expense leverage given lower sales levels in fiscal 2005.

        Depreciation and amortization expense declined $81 million for fiscal 2005 due primarily to lower capital expenditure levels and additional depreciation recognized in fiscal 2004 in connection with shortening the estimated remaining useful lives of certain information technology assets that were sold to an outside IT service provider during the year.

        Operating income increased $646 million as a result of the increased gross margin, lower selling and administrative costs, and lower depreciation and amortization expense, as well as the comparable prior year period being unfavorably impacted by a $41 million charge recorded in the second quarter of fiscal 2004 as part of a productivity initiative.

Sears Canada

        Sears Canada, a consolidated, 54%-owned subsidiary of Sears, conducts retail and credit operations. In November 2005, Sears Canada completed the sale of its Credit and Financial Services operations.

        The results of operations for Sears Canada are reported to Holdings on a one-month lag. Therefore, the consolidated statement of operations for fiscal 2005 includes operating results for Sears Canada from March 25, 2005 through December 31, 2005. The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without presenting the Sears Canada results of operations on a pro forma basis. The presentation below provides the results of operations on a reported and pro forma basis.

        Sears Canada results and key statistics were as follows:

	Reported	Pro Forma
	2005	2005	2004
millions, except for number of stores
Merchandise sales and services	$3,949	$4,830	$4,488
Credit and Financial Products revenues	213	299	381

Total revenues	4,162	5,129	4,869

Cost of sales, buying and occupancy	2,822	3,476	3,271
Gross margin rate	28.5%	28.0%	27.1%
Selling and administrative	987	1,241	1,144
Selling and administrative as a percentage of revenues	23.7%	24.2%	23.5%
Depreciation and amortization	116	150	177
Provision for uncollectible credit card accounts	49	65	64
Gain on sales of assets	—	—	(5)
Gain on sale of business	(317)	(317)	—
Restructuring charges	57	57	—

Total costs and expenses	3,714	4,672	4,651

Operating income	$448	$457	$218

Number of:
Full-line Stores	123		121
Specialty Stores	252		219

Total Sears Canada Stores	375		340

Sears Canada Pro Forma Results

        The discussion below pertains to pro forma information in the table above, which compares Sears Canada's results for fiscal 2005 with Sears Canada's results for fiscal 2004. These pro forma results have been prepared assuming the Merger occurred at the beginning of fiscal 2004.

Pro Forma Fiscal 2005 Compared To Pro Forma Fiscal 2004

        Total revenues increased 5.3% in fiscal 2005. The increase was due primarily to favorable exchange rates. Excluding the impact of exchange rates, total revenues were flat versus fiscal 2004.

        The gross margin rate for fiscal 2005 as compared to fiscal 2004 increased primarily due to the combined effect of improved inventory management, which resulted in less liquidation losses, and favorable exchange rates related to the purchase of imported merchandise.

        Selling and administrative expense as a percentage of total revenues for fiscal 2005 increased primarily due to increased associate stock-based compensation and, to a lesser extent, increased marketing costs. The stock-based compensation increase accounted for approximately 40 basis points of the total increase in the selling and administrative expense rate and resulted mainly from an increase in Sears Canada's share price subsequent to its announcement of a definitive agreement to sell substantially all assets and liabilities of its Credit and Financial Services operations, as well as changes in Sears Canada's associate stock plan to provide for early vesting of unvested options and allow associates to take cash payments in lieu of shares.

        Restructuring charges of $57 million were recognized during fiscal 2005 for productivity initiatives, which included a workforce reduction of approximately 1,200 associates.

        Operating income increased $239 million in fiscal 2005 as compared to fiscal 2004. A gain on sale of business totaling $317 million was recorded to reflect the minority interest gain on the sale of Sears Canada's Credit and Financial Services business in November 2005. This gain had no impact on Holdings' net income as its entire impact was offset by increased minority interest expense. See Note 4 of Notes to Consolidated Financial Statements for further detail. Excluding this gain, operating income declined $78 million in fiscal 2005 due primarily to the $57 million restructuring charge recorded in the third quarter of 2005 and higher selling and administrative expenses, partially offset by increased gross margin.

        On November 15, 2005, Sears Canada completed the sale of substantially all assets and liabilities of its Credit and Financial Services operations. Accordingly, the credit and financial product revenues of $299 million and $381 million for the pro forma fiscal years ended 2005 and 2004, respectively, are not expected to re-occur.

PRO FORMA RECONCILIATION

        The following tables provide a reconciliation from the as reported results to the pro forma results presented above for Sears Holdings for the years ended January 28, 2006 and January 26, 2005, respectively, as well as for Sears Domestic and Sears Canada for the years ended January 28, 2006 and January 29, 2005, respectively.

Sears Holdings

	Year Ended January 28, 2006					Year Ended January 26, 2005
millions, except per share data	As Reported	Pre- merger Activity(1)	Purchase Acctng		Pro Forma	As Reported	Pre- merger Activity(1)	Purchase Acctng		Pro Forma
Merchandise sales and services	$48,911	$5,051	$—		$53,962	$19,843	$35,742	$—		$55,585
Credit and financial products revenues	213	86	—		299	—	381	—		381

Total revenues	49,124	5,137	—		54,261	19,843	36,123	—		55,966

Cost of sales, buying and occupancy	35,505	3,672	—		39,177	14,942	25,945	8	(2)	40,895
Selling and administrative	10,759	1,314	11	(3)	12,084	3,999	8,418	66	(3)	12,483
Depreciation and amortization	932	147	29	(4)	1,108	27	984	185	(4)	1,196
Provision for uncollectible credit card accounts	49	16	—		65	—	64	—		64
Gain on sales of assets	(39)	(1)	—		(40)	(946)	(9)	599	(5)	(356)
Gain on sale of business	(317)	—	—		(317)	—	—	—		—
Restructuring charges	111	—	—		111	—	41	—		41

Total costs and expenses	47,000	5,148	40		52,188	18,022	35,443	858		54,323

Operating income (loss)	2,124	(11)	(40)		2,073	1,821	680	(858)		1,643
Interest expense (income), net	237	35	(2	)(6)	270	108	265	(23	)(6)	350
Bankruptcy-related recoveries	(40)	—	—		(40)	(59)	—	—		(59)
Other income	(38)	(10)	—		(48)	(3)	(66)	—		(69)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	1,965	(36)	(38)		1,891	1,775	481	(835)		1,421
Income tax expense (benefit)	716	4	(15	)(7)	705	669	141	(319	)(7)	491
Minority interest	301	6	—		307	—	46	—		46

Income before cumulative effect of change in accounting principle	948	(46)	(23)		879	1,106	294	(516)		884
Cumulative effect of change in accounting principle, net of tax	(90)	—	—		(90)	—	—	—		—

NET INCOME (LOSS)	$858	$(46)	$(23)		$789	$1,106	$294	$(516)		$884

Diluted earnings per share before cumulative effect of change in accounting principle	$6.17				$5.40	$11.00				$5.40
Diluted earnings per share	$5.59				$4.85	$11.00				$5.40

(1)
Represents the 2005 results of operations for the period January 30, 2005 through March 24, 2005 for Sears Domestic and the period January 2, 2005 through March 24, 2005 for Sears Canada and the 2004 results of operations for the period February 1, 2004 through January 29, 2005 for Sears Domestic and the period January 4, 2004 through January 1, 2005 for Sears Canada.

(2)
Represents an increase to cost of sales, buying and occupancy expense resulting from the adjustment to Sears' inventory based on the adjustment of such assets to fair value.

(3)
Represents an increase to selling and administrative expense resulting from the adjustment to Sears' pension and postretirement plans based on the adjustment of such liabilities to fair value.

(4)
Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears' property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.

(5)
During fiscal 2004, Sears acquired ownership or leasehold interest in 50 Kmart stores for approximately $576 million, and Kmart recognized a gain on the sale amounting to $599 million. This adjustment eliminates the gain on the sale recognized by Kmart.

(6)
Represents a decrease to interest expense resulting from the adjustment to Sears debt based on the adjustments of such liabilities to fair value.

(7)
Represents the aggregate pro forma effective income tax effect of notes (2) through (6) above.

Sears Domestic

	Year Ended January 28, 2006					Year Ended January 29, 2005
millions	As Reported	Pre- merger Activity(1)	Purchase Acctng		Pro Forma	As Reported	Pre- merger Activity(1)	Purchase Acctng		Pro Forma
Merchandise sales and services	$25,868	$4,170	$—		$30,038	$—	$31,254	$—		$31,254
Cost of sales, buying and occupancy	18,221	3,018	—		21,239	—	22,680	2	(2)	22,682
Selling and administrative	5,968	1,060	11	(3)	7,039	—	7,274	66	(3)	7,340
Depreciation and amortization	769	116	26	(4)	911	—	811	181	(4)	992
Loss (Gain) on sales of assets	1	(1)	—		—	—	(4)	—		(4)
Restructuring charges	—	—	—		—	—	41	—		41

Total costs and expenses	24,959	4,193	37		29,189	—	30,802	249		31,051

Operating income (loss)	$909	$(23)	$(37)		$849	$—	$452	$(249)		$203

Sears Canada

	Year Ended January 28, 2006					Year Ended January 29, 2005
millions	As Reported	Pre- merger Activity(1)	Purchase Acctng		Pro Forma	As Reported	Pre- merger Activity(1)	Purchase Acctng		Pro Forma
Merchandise sales and services	$3,949	$881	$—		$4,830	$—	$4,488	$—		$4,488
Credit and financial product revenues(5)	213	86	—		299	—	381	—		381

Total revenues	4,162	967	—		5,129	—	4,869	—		4,869

Cost of sales, buying and occupancy	2,822	654	—		3,476	—	3,265	6	(2)	3,271
Selling and administrative	987	254	—		1,241	—	1,144	—		1,144
Depreciation and amortization	116	31	3	(4)	150	—	173	4	(4)	177
Provision for uncollectible credit card accounts	49	16	—		65	—	64	—		64
Gain on sales of assets	—	—	—		—	—	(5)	—		(5)
Gain on sale of business	(317)	—	—		(317)	—	—	—		—
Restructuring charges	57	—	—		57	—	—	—		—

Total costs and expenses	3,714	955	3		4,672	—	4,641	10		4,651

Operating income (loss)	$448	$12	$(3)		$457	$—	$228	$(10)		$218

(1)
Represents the 2005 results of operations for the period January 30, 2005 through March 24, 2005 for Sears Domestic and the period January 2, 2005 through March 24, 2005 for Sears Canada and the 2004 results of operations for the period February 1, 2004 through January 29, 2005 for Sears Domestic and the period January 4, 2004 through January 1, 2005 for Sears Canada.

(2)
Represents an increase to cost of sales, buying and occupancy expense resulting from the adjustment of Sears' inventory to fair value.

(3)
Represents an increase to selling and administrative expense resulting from the adjustment to Sears' pension and postretirement plans based on the adjustment of such liabilities to fair value.

(4)
Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears' property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.

(5)
On November 15, 2005, the Company completed the sale of substantially all assets and liabilities of Sears Canada's Credit and Financial Services operations. Accordingly, the credit and financial product revenues of $299 million and $381 million for the pro forma fiscal years ended 2005 and 2004, respectively, are not expected to re-occur.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash and Cash Equivalents

        Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. The Company's cash and cash equivalents balances as of the fiscal years ended January 28, 2006 and January 26, 2005 are detailed in the following table.

millions	2005	2004
Domestic cash
Invested cash	$3,208	$2,820
Cash posted as collateral	466	584
Credit card deposits in transit	102	31

Total domestic cash and cash equivalents	3,776	3,435
Sears Canada	664	—

Total cash and cash equivalents	$4,440	$3,435

        The Company's invested cash may include, from time to time, investments in, but not limited to, commercial paper, U.S. federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to the Company and included $634 million and $0 million as of fiscal year end 2005 and fiscal year end 2004, respectively, invested in support of the Company's wholly-owned captive insurance subsidiary.

        The Company has posted cash collateral for certain outstanding letters of credit and self-insurance programs. Such cash collateral is classified within cash and cash equivalents given its ready availability to the Company as the Company has the ability to substitute letters of credit at any time for this cash collateral.

        Credit card deposits in transit include deposits in-transit from banks for payments related to third-party credit card and debit card transactions, including those generated on the Sears Card and Sears MasterCard products.

        The Company classifies outstanding checks in excess of funds on deposit within Other current liabilities and reduces cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $444 million and $143 million for the fiscal year ended 2005 and 2004, respectively.

Operating Activities and Cash Flows

        Holdings generated approximately $2.3 billion in operating cash flows during fiscal 2005, as compared to $1.1 billion in fiscal 2004. As a retailer, Holding's primary source of operating cash flows is the sales of goods and services to customers, while the primary use of cash in operations is to fund the purchase of merchandise inventories.

        The Company had total merchandise inventories of approximately $9.1 billion as of January 28, 2006 compared to $3.3 billion as of January 26, 2005. The increase in reported merchandise inventories is mainly due to the acquisition of Sears. Total Sears merchandise inventories were approximately $5.7 billion as of January 28, 2006. Sears Domestic merchandise inventories totaled $5.0 billion as of January 28, 2006 compared to pro forma Sears Domestic merchandise inventories of approximately $5.5 billion as of January 29, 2005. The reduction in Sears Domestic merchandise inventories was primarily the result of improved inventory management controls implemented during fiscal 2005.

Investing Activities and Cash Flows

        Net cash flows provided by investing activities totaled $0.6 billion in fiscal 2005, as compared to $0.3 billion in fiscal 2004. Investing cash flows in both years were heavily impacted by a number of significant transactions.

        Fiscal 2005 reflects the receipt of $2.0 billion in proceeds from the sale of Sears Canada's Credit and Financial Services business in November 2005. This transaction is further described in Note 4 of Notes to Consolidated Financial Statements. Fiscal 2005 investing activity cash flows also reflect the cash paid in connection with the Merger, a $1.0 billion net cash outflow.

        Fiscal 2004 investing activities included the receipt of approximately $562 million in cash from multiple sale and lease assignment transactions relative to certain Kmart properties, including significant transactions with Home Depot and Sears. These transactions are further described in Note 16 of Notes to Consolidated Financial Statements.

        During fiscal 2005, the Company spent $546 million on capital expenditures compared to $230 million and $868 million spent by Kmart and Sears, respectively, during the prior year. The current year spending of $546 million excludes approximately $40 million of capital expenditures made by Sears during the period January 30, 2005 through March 24, 2005 (pre-Merger period). Significant capital projects during fiscal 2005 included opening 50 Sears Essentials and four Sears Grand locations, as well as remodeling approximately 90 Kmart locations to include Sears brand products inside, most notably home appliances.

        The Company anticipates fiscal 2006 capital expenditure levels to be similar in amount to fiscal 2005 levels; however, in the normal course of business, the Company considers opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash and cause the Company's capital expenditure levels to vary from period to period. In addition, the Company reviews leases that will expire in the short-term to determine the appropriate action to take with respect to them. During fiscal 2005, the Company purchased 19 previously leased operating properties for $98 million.

Financing Activities and Cash Flows

        Net cash used in financing activities was $2.0 billion in fiscal 2005, as compared to $53 million in fiscal 2004. Subsequent to the Merger, the Company reduced its domestic debt levels by $0.8 billion. This debt was primarily Sears debt included on Holdings' consolidated balance sheet subsequent to the Merger. Sears and its subsidiaries had approximately $3.9 billion of debt, $0.9 billion of securitized borrowings, and $0.5 billion of capital lease obligations at the time of the Merger. The fiscal 2005 repayments were funded primarily from operating cash flows.

        The Company received $59 million in cash from Ares' November 2005 19.9% investment in the voting stock of OSH and receipt of a three-year option to purchase, for $127 million, additional shares of OSH that currently represent 30.2% of OSH's outstanding voting stock.

        Holdings generated $169 million of debt proceeds, net of $7 million in issuance costs, in fiscal 2005 as a result of financing obtained by OSH subsidiaries concurrent with the Ares investment in 19.9% of the voting stock of OSH. At the time of the Ares investment, OSH subsidiaries entered into a series of arrangements for $250 million in financing, consisting of a $130 million senior secured revolving credit facility and a $120 million commercial mortgage-backed loan. Approximately $56 million of the revolving credit facility was drawn down at closing. A portion of the proceeds was used by OSH to fund a dividend to Holdings that included $225 million in cash which was available to be used for Holdings' general corporate purposes.

        In addition, during fiscal 2005, the Company repurchased approximately 5.0 million of its common shares at a total cost of approximately $0.6 billion under the Company's $1.0 billion common share repurchase program. The stock repurchases were funded from operating cash flows. The program was approved by the Company's Board of Directors during the third quarter of fiscal 2005, and as of January 28, 2006, the Company had approximately $0.4 billion of remaining authorization under the program.

        Net cash used for financing activities was $53 million in fiscal 2004 due to payments on capital lease obligations and mortgages payable.

Uses and Sources of Liquidity

        The Company's primary need for liquidity is to fund seasonal working capital requirements of its retail businesses, capital expenditures and for general corporate purposes. The Company believes that these needs will be adequately funded by the Company's operating cash flows, credit terms from vendors, current balances in cash and cash equivalents and, to the extent necessary, borrowings under the Company's $4.0 billion, five-year credit agreement (the "Credit Agreement") (described below). At January 28, 2006, $3.6 billion was available under this facility. While the Company expects to use the Credit Agreement as its primary funding source, it may also access the public debt markets on an opportunistic basis. Additionally, the Company may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships. Transactions of these types may result in material proceeds or cash outlays. For example, on December 5, 2005, Holdings announced its offer to acquire the 46% interest in Sears Canada that it does not already own for a purchase price of $720 million. Holdings expects to fund the proposed acquisition with cash on hand.

        The Company's year end fiscal 2005 and 2004 outstanding borrowings were as follows:

millions	January 28, 2006	January 26, 2005
Short-term borrowings:
Unsecured commercial paper	$178	$—
Long-term debt, including current portion:
Convertible subordinated notes, net	—	43
Notes and debentures outstanding	2,974	52
Capital lease obligations	864	316

Total borrowings	$4,016	$411

        The increase in total borrowings from January 26, 2005 was due primarily to the acquisition of Sears. Sears and its subsidiaries had approximately $3.9 billion of debt, $0.9 billion of securitized borrowings, and $0.5 billion of capital lease obligations at the time of the Merger.

        In May 2005, the Finance Committee of the Company's Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of the outstanding indebtedness of the Company and its subsidiaries in open market or privately negotiated transactions. The source of funds for the purchases is expected to be the Company's cash from operations or borrowings under the Credit Agreement. During the year ended January 28, 2006, the Company's subsidiary, Sears Roebuck Acceptance Corp. ("SRAC"), repurchased $156 million of its outstanding notes, thereby reducing the unused balance of this authorization to $344 million

        On January 31, 2005, Kmart entered into an agreement with Holdings and certain affiliates of ESL Investments, Inc. ("ESL"). Pursuant to this agreement, ESL affiliates converted, in accordance with their terms, all of the outstanding 9% convertible subordinated notes of Kmart and six months of accrued interest into an aggregate of 6.3 million shares of Kmart common stock. In consideration of

ESL's conversion of the notes prior to maturity, ESL received a $3 million payment from Kmart. The cash payment was equivalent to the approximate discounted after-tax cost of the future interest payments that would have otherwise been paid by Kmart to ESL and its affiliates in the absence of the early conversion. In conjunction with the conversion, the Company recognized the remaining related unamortized debt discount of $17 million as interest expense.

        The Company uses interest rate swaps to synthetically convert fixed-rate debt to variable-rate debt to manage its exposure to interest rate risks. The interest rate swaps qualify as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and are recorded on the balance sheets at market value with an offsetting entry to the underlying hedged debt.

        During fiscal 2005, the Company terminated interest rate swaps with a notional value of approximately $1.0 billion that had converted certain of the Company's fixed-rate debt to floating-rate debt. The Company's variable rate borrowings were reduced to approximately $474 million as a result of these interest rate swap terminations and the retirement of certain of the Company's variable-rate debt. The Company received $60 million in cash proceeds from the swap terminations, representing the aggregate fair value of these swaps as of the termination date. As the hedges related to these swaps qualified for hedge accounting, an offsetting adjustment was recorded to the carrying amount of the designated hedged debt, which remains outstanding, and this adjustment will be amortized into interest expense over the remaining term of the debt.

Debt Ratings

        The ratings of the Company's domestic debt securities as of January 28, 2006 appear in the table below:

	Moody's Investors Service	Standard & Poor's Ratings Services	Fitch Ratings
Unsecured long-term debt	Ba1	BB+	BB
Unsecured commercial paper	NP	B-1	B

Credit Agreement

        The Credit Agreement, which expires March 2010, is available for general corporate purposes and includes a $1.5 billion letter of credit sublimit. The Credit Agreement is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of its direct and indirect subsidiaries and is secured by a first lien on domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory and credit card accounts receivable, subject to certain limitations. As of January 28, 2006, the Company had $428 million of letters of credit outstanding under the Credit Agreement with $3.6 billion of availability remaining under the Credit Agreement. There were no direct borrowings under the facility during fiscal 2005. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings. The Company capitalized $20 million of debt issuance costs in connection with entering into the Credit Agreement. These costs are being amortized over the five-year life of the Credit Agreement.

Letter of Credit Agreement

        The Company has an additional letter of credit agreement (the "LC Agreement") with a commitment amount of up to $600 million. The LC Agreement expires in August 2007. As of January 28, 2006, there were $366 million of letters of credit outstanding under the LC Agreement.

        Under the terms of the LC Agreement, the Company has the ability to post cash, inventory or letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits the Company from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if the Company elects to post cash collateral, it must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. The Company had $368 million posted as collateral under the LC Agreement as of January 28, 2006. The Company continues to classify the cash collateral as cash and cash equivalents due to its ability to substitute these letters of credit with letters of credit under the Credit Agreement, which does not require cash collateral, and its ability to provide letters of credit under the Credit Agreement as collateral. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change.

Cash Collateral

        The Company posts cash collateral for certain self-insurance programs. The Company continues to classify the cash collateral as cash and cash equivalents in the accompanying consolidated balance sheets due to the Company's ability to substitute letters of credit for the cash at any time at its discretion. As of January 28, 2006, $98 million of cash was posted as collateral for self-insurance programs.

Orchard Supply Hardware LLC ("LLC") Credit Agreement

        In November 2005, LLC entered into a five-year, $130 million senior secured revolving credit facility (the "LLC Facility"), which includes a $25 million letter of credit sublimit. The LLC Facility is available for LLC's general corporate purposes and is secured by a first lien on substantially all of LLC's non-real estate assets. Availability under the LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of January 28, 2006, $61 million was outstanding under this facility—$56 million in borrowings and $5 million in outstanding letters of credit.

Contractual Obligations and Off-Balance-Sheet Arrangements

        Information concerning our obligations and commitments to make future payments under contracts such as debt and lease agreements, and under contingent commitments, is aggregated in the following tables.

		Payments Due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
millions
Operating leases	$7,344	$844	$1,419	$1,079	$4,002
Short-term debt	178	178	—	—	—
Capital lease obligations	1,719	173	302	276	968
Royalty license fees(1)	245	109	120	16	—
Pension funding obligations	1,247	227	582	438	—
Long-term debt	4,110	647	1,048	816	1,599

Total contractual obligations	$14,843	$2,178	$3,471	$2,625	$6,569

(1)
The Company pays royalties under various merchandise license agreements, which are generally based on sales of products covered under these agreements. The Company currently has license agreements for which it pays royalties, including those to use the Thalia Sodi, Jaclyn Smith, Joe Boxer, Martha Stewart Everyday and Route 66 trademarks. Royalty license fees represent the minimum Holdings is obligated to pay, regardless of sales, as guaranteed royalties under these license agreements.

Other Commercial Commitments

	Bank Issued	SRAC Issued	Other	Total
millions
Standby letters of credit	$762	$118	$—	$880
Commercial letters of credit	109	103	—	212
Secondary lease obligations and performance guarantee	—	—	125	125

Sears Canada Take-Over Bid

        In December 2005, the Company entered into a lock-up agreement with Natcan Investment Management, Inc. ("Natcan"), pursuant to which Natcan agreed to tender all Sears Canada common shares (representing approximately 9% of the outstanding common shares of Sears Canada) that it owns or controls in response to the Company's take-over bid, at a price of C$16.86 per share. This agreement obligates the Company to spend approximately $141 million to purchase the Natcan shares.

Application of Critical Accounting Policies

        In preparing the financial statements, certain accounting policies require considerable judgment to select the appropriate assumptions to calculate financial estimates. These estimates are complex and subject to an inherent degree of uncertainty. The Company bases its estimates on historical experience, terms of existing contracts, evaluation of trends and other assumptions that the Company believes to be reasonable under the circumstances. The Company continually evaluates the information used to make these estimates as its business and the economic environment change. Although the use of estimates is pervasive throughout the financial statements, the Company considers an accounting estimate to be critical if:

  •
  it requires assumptions to be made about matters that were highly uncertain at the time the estimate was made, and

  •
  changes in the estimate that are reasonably likely to occur from period to period or different estimates that could have been selected would have a material effect on the Company's financial condition, cash flows or results of operations.

        Management believes the current assumptions and other considerations used to estimate amounts reflected in the financial statements are appropriate. However, if actual experience differs from the assumptions and the considerations used in estimating amounts, the resulting changes could have a material adverse effect on the Company's consolidated results of operations, and in certain situations, could have a material adverse effect on its financial condition.

        Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of its Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to the selection of these estimates.

        The following is a summary of the Company's most critical estimates.

Valuation of Inventory

        Most of the Company's inventory is valued at the lower of cost or market determined primarily using the retail inventory method ("RIM"). RIM is an averaging method that is widely used in the retail industry. To determine inventory cost under RIM, inventory at its retail selling value is segregated into groupings of merchandise having similar characteristics, which are then converted to a cost basis by applying specific average cost factors for each grouping of merchandise. Cost factors represent the average cost-to-retail ratio for each merchandise group based upon the fiscal year purchasing activity for each store location. Accordingly, a significant assumption under the retail method is that inventory in each group is similar in terms of its cost-to-retail relationship and has similar turnover rates. Management monitors the content of merchandise in these groupings to prevent distortions that would have a material effect on inventory valuation.

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

Self Insurance Reserves

        The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers' compensation, asbestos and environmental, automobile, product and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self insurance reserves include actuarial estimates of both claims filed carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company's estimated claim amounts are discounted using a rate with a duration that approximates the duration of the Company's self insurance reserve portfolio. The Company's liability reflected on the consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. In estimating this liability, the Company utilizes loss development factors prepared by independent third-party actuaries. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions.

Defined Benefit Retirement Plans

        The fundamental components of accounting for defined benefit retirement plans consist of the compensation cost of the benefits earned, the interest cost from deferring payment of those benefits into the future and the results of investing any assets set aside to fund the obligation. Such retirement benefits were earned by associates ratably over their service careers. Therefore, the amounts reported in the income statement for these retirement plans have historically followed the same pattern. Accordingly, changes in the obligations or the value of assets to fund them have been recognized systematically and gradually over the associate's estimated period of service. The largest drivers of experience losses in recent years have been the discount rate used to determine the present value of the obligation and the actual return on pension assets. The Company recognizes the changes by amortizing experience gains/losses in excess of the 10% corridor into expense over the associate service period and by recognizing the difference between actual and expected asset returns over a five-year period. While the accounting policy for the Sears domestic pension plans was to immediately recognize any experience gains or loss in excess of the 10% corridor, the Company has conformed the accounting for the Sears domestic plans to that of Kmart. The Sears domestic pension plans had no unrecognized experience gain or loss as of the date of the Merger.

        Effective January 31, 1996, Kmart's pension plans were frozen, and associates no longer earn additional benefits under the plans. Therefore, there are no assumptions related to future compensation costs relating to the Kmart pension plans. During the first quarter of 2005, Holdings announced that the Sears domestic pension plan would be frozen effective January 1, 2006. Domestic associates will earn no additional benefits after December 31, 2005. Benefits earned through December 31, 2005 will be paid out to eligible participants following retirement.

        Holdings' actuarial valuations utilize key assumptions including discount rates and expected returns on plan assets. The Company is required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, changes in investment strategies and higher or lower withdrawal rates or longer or shorter life spans of participants. The Company annually reviews its long-term return rate assumption, which is currently 8%.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.

        During the first quarter of fiscal 2005, the Company recognized a reversal of approximately $1.1 billion of its pre-Merger deferred income tax valuation allowance as a result of the Merger and the combined tax attributes resulting from it. SFAS No. 109 requires that this reversal be included in the Company's purchase accounting adjustments as a reduction to goodwill attributable to the Merger. Given the Company's current and forecasted levels of profitability, as well as its ability to realize the deferred tax assets through tax strategies if necessary, management believes that a significant portion of the deferred tax assets will more likely than not be realized.

        The remaining consolidated valuation allowance as of January 28, 2006 is $330 million and relates to the uncertainty around the realization of certain state deferred tax assets all of which are contributable to Sears. The Company will continue to assess the likelihood of realization of these state deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized.

        The tax balances and income tax expense recognized by the Company are based on management's interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company's best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could affect the effective tax rate and tax balances recorded by the Company.

        Domestic and foreign tax authorities periodically audit the Company's income tax returns. These audits include questions regarding its tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with its various tax filing positions, the Company records reserves for probable losses. A number of years may elapse before a particular matter, for which the Company has established a reserve, is audited and fully resolved. Management's estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

New Accounting Pronouncements

        There were no accounting standards issued during the year ended January 28, 2006 that are reasonably likely to affect the Company's consolidated financial statements.

Cautionary Statement Regarding Forward-Looking Information

        Certain statements made in this Annual Report on Form 10-K and in other public announcements by the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning the Company's future financial performance, business strategy, plans, goals and objectives. Statements preceded or followed by, or that otherwise include, the words "believes", "expects", "anticipates", "intends", "estimates", "plans", "forecasts", "is likely to", "projected" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. Such statements include, but are not limited to, statements about the expected benefits of the business combination of Sears and Kmart and future financial and operating results. Such statements are based upon the current beliefs and expectations of Holdings' management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements.

        The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:

  •
  the risk that the businesses of Sears and Kmart will not be integrated successfully;

  •
  failure to realize synergies and cost-savings from the Merger;

  •
  the effects of substantial headquarters workforce reductions;

  •
  the ability to attract, motivate and retain key executives and other associates;

  •
  disruption from the Merger making it more difficult to maintain relationships with customers, employees and suppliers;

  •
  competitive conditions in the retail and related services industries;

  •
  changes in consumer confidence, tastes, preferences and spending, including the impact of fuel costs on spending patterns;

  •
  marketplace demand for the products of the Company's key brand partners as well as the engagement of appropriate new brand partners;

  •
  operational or financial difficulties at any of the Company's business partners;

  •
  the availability and level of consumer debt;

  •
  the successful execution of, and customer response to, strategic initiatives, including the full-line store strategy, the conversion of Kmart stores to a Sears nameplate and the integration of other new store locations;

  •
  the pace of growth in store locations, which may be higher or lower than anticipated;

  •
  the possibility that new business and strategic options for one or more business segments will be identified, potentially including selective acquisitions, dispositions, restructurings, joint ventures and partnerships;

  •
  trade restrictions, tariffs, and other factors potentially affecting the ability to do business with qualified vendors and access products in an efficient manner;

  •
  the ability to successfully implement initiatives to improve inventory management capabilities;

  •
  unanticipated increases in paper, postage or printing costs;

  •
  anticipated cash flow and the ability of the Company to maintain sufficient operating cash flow and liquidity;

  •
  changes in interest rates;

  •
  the outcome of pending and/or future legal proceedings and bankruptcy claims;

  •
  social and political conditions such as war, political unrest and terrorism or natural disasters;

  •
  the possibility of negative investment returns in pension plans;

  •
  volatility in financial markets;

  •
  the terms and availability of debt financing;

  •
  changes in debt ratings, credit spreads and cost of funds;

  •
  unexpected difficulties accessing the public debt markets;

  •
  the impact of seasonal buying patterns, which are difficult to forecast with certainty; and

  •
  general economic conditions and normal business uncertainty.

        While the Company believes that its forecasts and assumptions are reasonable, it cautions that actual results may differ materially. The Company intends the forward-looking statements to speak only as of the time made and does not undertake to update or revise them as more information becomes available.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The primary market risk exposure faced by the Company is interest rate risk, which arises from the Company's debt obligations and derivative financial instruments. The Company's policy is to manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. As of January 28, 2006, the Company had interest rate derivatives with a notional amount of $240 million, nominal fair value and a weighted average remaining life of 1.3 years. All debt securities and derivative instruments are considered non-trading.

        As of January 28, 2006, 12% of the Company's debt portfolio was variable rate (including fixed rate debt synthetically converted to variable rate through the use of derivative financial instruments). Based on the size of this variable rate debt portfolio at January 28, 2006, which totaled approximately $474 million, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by approximately $5 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate debt portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

        As of January 28, 2006, the Company had a series of foreign currency forward contracts outstanding, totaling $800 million Canadian notional value and with a weighted average remaining life of 0.1 years, designed to hedge the Company's net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts as of January 28, 2006 was negative $45 million. A hypothetical 10% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of January 28, 2006, with all other variables held constant, would have resulted in a loss in the fair value of the Company's foreign currency forward contracts of $77 million as of January 28, 2006.

        The Company actively manages the risk of nonpayment by its derivative counterparties by limiting its exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better. In certain cases, counterparty risk is also managed through the use of collateral in the form of cash or U.S. government securities.

Item 8. Financial Statements and Supplementary Data

Page
Consolidated Statements of Operations for the years ended January 28, 2006 and January 26, 2005, the 39 weeks ended January 28, 2004 (Successor Company) and the 13 weeks ended April 30, 2003 (Predecessor Company)	54
Consolidated Balance Sheets as of January 28, 2006 and January 26, 2005	55
Consolidated Statements of Cash Flows for the years ended January 28, 2006 and January 26, 2005, the 39 weeks ended January 28, 2004 (Successor Company) and the 13 weeks ended April 30, 2003 (Predecessor Company)	56
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended January 28, 2006 and January 26, 2005, the 39 weeks ended January 28, 2004 (Successor Company) and for the 13 weeks ended April 30, 2003 (Predecessor Company)	57
Notes to Consolidated Financial Statements	58
Schedule II—Valuation and Qualifying Accounts	105
Management's Annual Report on Internal Control over Financial Reporting	106
Reports of Independent Registered Public Accounting Firms	107

SEARS HOLDINGS CORPORATION

Consolidated Statements of Operations

				Predecessor Company
	2005	2004	39 Weeks Ended January 28, 2004	13 Weeks Ended April 30, 2003
millions, except per share data
REVENUES
Merchandise sales and services	$48,911	$19,843	$17,190	$6,181
Credit and financial products revenues	213	—	—	—

Total revenues	49,124	19,843	17,190	6,181

COSTS AND EXPENSES
Cost of sales, buying and occupancy	35,505	14,942	13,313	4,762
Selling and administrative	10,759	3,999	3,464	1,421
Depreciation and amortization	932	27	6	—
Provision for uncollectible credit card accounts	49	—	—	—
Gain on sales of assets	(39)	(946)	(89)	—
Gain on sale of business	(317)	—	—	—
Restructuring charges	111	—	—	37

Total costs and expenses	47,000	18,022	16,694	6,220

Operating income (loss)	2,124	1,821	496	(39)
Interest expense, net	237	108	127	57
Bankruptcy-related recoveries	(40)	(59)	(4)	—
Other income	(38)	(3)	(5)	(7)
Reorganization items, net	—	—	—	769

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	1,965	1,775	378	(858)
Income taxes	716	669	144	(6)
Minority interest	301	—	—	—

Income (loss) from continuing operations before cumulative effect of change in accounting principle	948	1,106	234	(852)
Discontinued operations (net of income taxes of $0)	—	—	—	(10)
Cumulative effect of change in accounting principle (net of income tax benefit of $58)	(90)	—	—	—

NET INCOME (LOSS)	$858	$1,106	$234	$(862)

EARNINGS (LOSS) PER COMMON SHARE
BASIC
Earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle	$6.22	$12.39	$2.61	$(1.63)
Discontinued operations	—	—	—	(0.02)
Cumulative effect of change in accounting principle	(0.59)	—	—	—

Earnings (loss) per share	$5.63	$12.39	$2.61	$(1.65)

DILUTED
Earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle	$6.17	$11.00	$2.51	$(1.63)
Discontinued operations	—	—	—	(0.02)
Cumulative effect of change in accounting principle	(0.58)	—	—	—

Earnings (loss) per share	$5.59	$11.00	$2.51	$(1.65)

Basic weighted average common shares outstanding	152.5	89.3	89.6	522.7
Diluted weighted average common shares outstanding	153.6	101.4	93.3	522.7

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Consolidated Balance Sheets

	January 28, 2006	January 26, 2005
millions, except per share data
ASSETS
Current assets
Cash and cash equivalents	$4,440	$3,435
Accounts receivable	811	646
Merchandise inventories	9,068	3,281
Prepaid expenses, deferred charges and other current assets	372	150
Deferred income taxes	516	29

Total current assets	15,207	7,541
Property and equipment
Land	2,146	59
Buildings and improvements	5,920	179
Furniture, fixtures and equipment	2,268	109
Capital leases	367	—

Gross property and equipment	10,701	347
Less accumulated depreciation	(878)	(32)

Total property and equipment, net	9,823	315
Deferred income taxes	—	730
Goodwill	1,684	—
Tradenames and other intangible assets (net of accumulated amortization of $99)	3,448	—
Other assets	411	65

TOTAL ASSETS	$30,573	$8,651

LIABILITIES
Current liabilities
Short-term borrowings	$178	$—
Current portion of long-term debt and capitalized lease obligations	570	45
Merchandise payables	3,458	927
Income taxes payable	449	94
Other current liabilities	3,917	705
Unearned revenues	1,047	13
Other taxes	731	297

Total current liabilities	10,350	2,081
Long-term debt and capitalized lease obligations	3,268	366
Pension and postretirement benefits	2,421	1,008
Minority interest and other liabilities	2,923	727

Total Liabilities	18,962	4,182

SHAREHOLDERS' EQUITY
Preferred stock, 20 shares authorized; no shares outstanding	—	—
Common stock $0.01 par value; 500 shares authorized; 160 and 89 shares outstanding, respectively	2	1
Capital in excess of par value	10,258	3,291
Retained earnings	2,198	1,340
Treasury stock—at cost	(642)	(86)
Accumulated other comprehensive loss	(205)	(77)

Total Shareholders' Equity	11,611	4,469

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$30,573	$8,651

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Cash Flows

				Predecessor Company
	2005	2004	39 Weeks Ended January 28, 2004	13 Weeks Ended April 30, 2003
millions
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$858	$1,106	$234	$(862)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	932	27	21	177
Cumulative effect of change in accounting principle, net of tax	90	—	—	—
Provision for uncollectible credit card accounts	49	—	—	—
Restructuring charges	—	—	—	44
Reorganization items, net	—	—	—	769
Gain on sales of property and investments	(77)	(946)	(89)	—
Gain on bankruptcy related settlements	(40)	(59)	(4)	—
Equity in unconsolidated subsidiaries	—	—	(5)	(7)
Net cash received from bankruptcy related settlements and Meldisco	31	59	4	—
Dividends from Meldisco	—	—	—	36
Cash used for store closings and other charges	—	—	(15)	(64)
Cash used for payments of exit cost and other reorganization items	—	—	(481)	(19)
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	58	597	137	—
Credit card receivables	(380)	—	—	—
Merchandise inventories	208	(43)	1,193	480
Merchandise payables	(71)	251	(273)	(13)
Income and other taxes	(53)	66	(99)	32
Other operating assets	318	100	152	123
Other operating liabilities	375	(90)	(39)	(120)

Net cash provided by operating activities	2,298	1,068	736	576

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(1,020)	—	—	—
Proceeds from sale of business	2,044	—	—	—
Proceeds from sales of property and investments	157	562	182	64
Purchases of property and equipment	(546)	(230)	(108)	(4)

Net cash provided by investing activities	635	332	74	60

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	176	—	83	—
Repayments of long-term debt	(577)	(53)	(112)	(17)
Decrease in short-term borrowings, primarily 90 days or less	(414)	—	—	—
Proceeds from termination of interest rate swaps	60	—	—	—
Sears Canada dividend paid to minority shareholders	(794)	—	—	—
Issuance of subsidiary stock	59	—	—	—
Purchase of treasury stock	(590)	—	(4)	—
Debt issue costs	(27)	—	(48)	—
Income tax benefit on exercise of nonqualified stock options	53	—	—	—
Proceeds from exercise of stock options	102	—	—	—
Fees paid to Plan investors	—	—	(13)	—
Issuance of common shares	—	—	140	—

Net cash (used in) provided by financing activities	(1,952)	(53)	46	(17)

Effect of exchange rate changes on cash and cash equivalents	24	—	—	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,005	1,347	856	619
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,435	2,088	1,232	613

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,440	$3,435	$2,088	$1,232

SUPPLEMENTAL DISCLOSURE ABOUT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Bankruptcy related settlements resulting in the receipt of treasury stock	$25	$88	$—	$—
Sale of owned and assignment of leased properties	—	403	—	—
Conversion of 9% convertible note	63	—	—	—
Capital lease obligation incurred	65	49	75	16
Supplemental Cash Flow Data:
Income taxes paid	114	6	(1)	(2)
Cash interest paid	255	52	52	19

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Shareholders' Equity (Deficit)

	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
dollars and shares in millions
Balance, beginning of January 29, 2003—Predecessor Company	519	$519	$—	$1,922	$(1,835)	$(907)	$(301)
Comprehensive loss
Net loss excluding Plan of Reorganization and Fresh-Start Accounting adjustments	—	—	—	—	(855)	—	(855)

Total comprehensive loss							(855)
Conversion of preferred securities	18	18	—	241	—	—	259

Balance prior to application of Fresh-Start Accounting	537	537	—	2,163	(2,690)	(907)	(897)
Adjust pension plan to fair market value	—	—	—	—	—	(94)	(94)
Cancellation of Predecessor Company equity and application of Fresh-Start accounting	(537)	(537)	—	(2,163)	2,690	1,001	991
Capitalization of Successor Company	90	1	—	1,743	—	—	1,744

Balance at April 30, 2003—Successor Company	90	1	—	1,743	—	—	1,744

Comprehensive income
Net income	—	—	—	—	234	—	234
Market value adjustment for investments	—	—	—	—	—	1	1

Total comprehensive income							235
Unearned compensation	—	—	3	(3)	—	—	—
Pre-petition tax settlements/valuation reserve adjustments	—	—	—	233	—	—	233
Purchase of treasury stock	—	—	(4)	—	—	—	(4)
Other	—	—	—	1	—	—	1

Balance at January 28, 2004	90	1	(1)	1,974	234	1	2,209

Comprehensive income
Net income	—	—	—	—	1,106	—	1,106
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(77)	(77)
Market value adjustment for investments	—	—	—	—	—	(1)	(1)

Total Comprehensive Income							1,028
Unearned compensation	—	—	4	2	—	—	6
Pre-petition tax settlement/valuation reserve adjustments	—	—	—	1,297	—	—	1,297
Bankruptcy related settlement agreements	(1)	—	(88)	18	—	—	(70)
Other	—	—	(1)	—	—	—	(1)

Balance at January 26, 2005	89	1	(86)	3,291	1,340	(77)	4,469

Acquisition of Sears	63	1	62	6,423	—	—	6,486
Conversion of Subordinated note	6		24	39			63
Comprehensive income
Net income	—	—	—	—	858	—	858
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(110)	(110)
Cumulative translation adjustment	—	—	—	—	—	(18)	(18)

Total Comprehensive Income							730
Proceeds from exercise of stock options	7	—	—	102	—	—	102
Income tax benefit on non-qualified stock options		—	—	53	—	—	53
Pre-petition tax settlements/valuation reserve adjustments	—	—	—	292	—	—	292
Bankruptcy related settlement agreements	—	—	(38)	13	—	—	(25)
Shares repurchased	(5)	—	(590)	—	—	—	(590)
Other	—	—	(14)	45	—	—	31

Balance at January 28, 2006	160	$2	$(642)	$10,258	$2,198	$(205)	$11,611

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations, Consolidation and Basis of Presentation

        Sears Holdings Corporation ("Holdings" or the "Company") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), which was completed on March 24, 2005. The Company is a broadline retailer with approximately 2,300 full-line and 1,100 specialty retail stores in the United States operating through Kmart and Sears and approximately 370 full-line and specialty retail stores in Canada operating through Sears Canada Inc. ("Sears Canada"), a 54%-owned subsidiary.

        For accounting purposes, the Merger has been treated as a purchase business combination, with Kmart acquiring Sears. Accordingly, the historical financial statements of Kmart serve as the historical financial statements of Holdings, the registrant. The results of Sears are included in the consolidated financial statements subsequent to the Merger date. As a result, Holdings' operating results for fiscal 2005 include approximately 44 weeks of Sears' results and 52 weeks of Kmart's results. See Note 2 for summary unaudited pro forma information and details on the purchase accounting applied to the Merger.

        The consolidated financial statements include all majority-owned subsidiaries in which Holdings exercises control. Investments in companies in which Holdings exercises significant influence, but which the Company does not control (generally 20% to 50% ownership interest), are accounted for under the equity method of accounting. Investments in companies in which the Company has less than a 20% ownership interest and does not exercise significant influence are accounted for at cost. All intercompany transactions and balances have been eliminated.

Fiscal Year

        Effective March 23, 2005, the Company changed its fiscal year end from the last Wednesday in January to the Saturday closest to January 31st. As the change in fiscal year end reflected a change of only three days, the historical financial statements have not been recast to reflect this change. Sears Canada's fiscal year end is the Saturday closest to December 31st. The results of operations for Sears Canada are reported to Holdings on a one-month lag. Accordingly, the consolidated statements of operations and cash flows for fiscal 2005 include operating results for Sears Canada from March 25, 2005 through December 31, 2005.

        Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal year	Reporting Entity	Ended	Weeks
2005	Holdings/Successor Company	January 28, 2006	52
2004	Kmart/Successor Company	January 26, 2005	52
2003	Kmart/Successor Company	January 28, 2004	39
2003	Predecessor Company	April 30, 2003	13

        As further detailed in Note 11, Kmart Corporation (the "Predecessor Company"), a predecessor operating company of Kmart, emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws pursuant to the terms of a plan of reorganization (the "Plan of Reorganization") in May 2003. The Predecessor Company is now a wholly-owned subsidiary of Kmart (the "Successor Company") and Holdings. The accompanying consolidated statements of operations and cash flows for fiscal 2003 include the results of operations and cash flows for the Predecessor Company for the 13 weeks ended April 30, 2003 and for the Successor Company for the 39 weeks ended January 28, 2004.

        The American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") requires that the financial statements for the period following filing for Chapter 11 bankruptcy protection through the date a plan of reorganization is confirmed distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with reorganization and restructuring of the business during the Predecessor Company's bankruptcy proceedings have been reported separately as Reorganization items in the consolidated statements of operations. See Note 11 for a more detailed discussion of the Predecessor Company's Chapter 11 proceedings.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of inventory valuation, depreciation, amortization and recoverability of long-lived assets, establishing restructuring, self-insurance, warranty, legal and other reserves, valuation allowances on deferred income tax assets, and calculating retirement benefits. Actual results may differ from these estimates.

Reclassifications

        As a result of conforming financial statement classifications in connection with the Merger, certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

        Cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. The Company also includes within cash equivalents deposits in-transit from banks for payments related to third-party credit card and debit card transactions, including those generated on the Sears Card and Sears MasterCard products.

        The Company classifies outstanding checks in excess of funds on deposit within Other current liabilities and reduces cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit included in Other current liabilities were $444 million and $143 million at January 28, 2006 and January 26, 2005, respectively.

Allowance for Doubtful Accounts

        The Company provides an allowance for doubtful accounts based on historical experience and on a specific identification basis. Allowances for doubtful accounts on accounts receivable balances were $35 million and $40 million as of January 28, 2006 and January 26, 2005, respectively.

Merchandise Inventories

        Merchandise inventories are valued at the lower of cost or market, with cost determined primarily using the retail inventory method ("RIM"). Kmart merchandise inventories are valued under the RIM using primarily a first-in, first-out (FIFO) cost flow assumption. Sears merchandise inventories are valued under the RIM using primarily a last-in, first-out (LIFO) cost flow assumption.

        Approximately 66% of consolidated merchandise inventories are valued using LIFO. To estimate the effects of inflation on inventories, the Company utilizes external price indices determined by an outside source, the Bureau of Labor Statistics. If the FIFO method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $4 million higher at January 28, 2006.

        The Predecessor Company accounted for merchandise inventories under the RIM using the LIFO method. In connection with Fresh-Start Accounting (defined in Note 11), Kmart elected to use the FIFO method. As part of the provisions of Fresh-Start Accounting, Kmart did not restate its financial statements for prior periods for this change in accounting method. The Predecessor Company recorded a LIFO credit of $25 million to decrease the LIFO reserve in the 13 weeks ended April, 30, 2003.

        Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markons, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies utilized by the Company in its application of the RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the groupings of homogenous classes of merchandise, the development of shrinkage and obsolescence reserves, the accounting for price changes and the computations inherent in the LIFO adjustment (where applicable). Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

        Effective January 27, 2005, the Company changed its method of accounting for certain indirect buying, warehousing and distribution costs. See Note 3 for further discussion of this change in accounting principle.

Vendor Rebates and Allowances

        The Company receives various vendor-funded rebates and allowances through a variety of programs and arrangements intended to offset the Company's costs of promoting and selling certain vendor products. These vendor payments are recorded as a reduction to the cost of merchandise inventories when earned and, thereafter, as a reduction of Cost of sales, buying and occupancy as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is initially deferred and amortized ratably to Cost of sales, buying and occupancy over the life of the contract or as performance of the activities specified by the vendor to earn the fee is completed. Co-op advertising credits are classified as a reduction to Cost of sales, buying and occupancy costs.

Property and Equipment

        Property and equipment are recorded at cost, less accumulated depreciation. Additions and substantial betterments are capitalized and include expenditures that materially extend the useful lives of existing facilities and equipment. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred.

        Depreciation expense, which includes depreciation on assets under capital leases, is recorded over the estimated useful lives of the respective assets using the straight-line method for financial statement purposes, and accelerated methods for tax purposes. The range of lives are generally 20 to 50 years for buildings, 3 to 10 years for furniture, fixtures and equipment, and 3 to 5 years for computer systems and computer equipment. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", the carrying value of long-lived assets, including property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management's assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value.

Tradenames and Other Intangible Assets

        Tradenames acquired as part of the Merger account for the majority of the Company's recorded intangible asset balance. The majority of these tradename assets, such as Kenmore, Craftsman and Lands' End, are expected to generate cash flows indefinitely, do not have estimable or finite useful lives and, therefore, are accounted for as indefinite-lived assets not subject to amortization. A portion of the Company's intangible assets have estimable, finite useful lives, which are used as the basis for their amortization. The estimated useful lives of such assets are determined using a number of factors, including the demand for the asset, competition and the level of expenditure required to maintain the cash flows associated with the asset. The Company's recorded finite-lived intangible assets have estimated useful lives ranging from 3 to 15 years.

        The Company tests identifiable intangible assets with an indefinite life for impairment, at a minimum on an annual basis, relying on a number of factors, including operating results, business plans and projected future cash flows. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

        The Company has recorded $1.7 billion in goodwill in connection with the Merger, representing the excess of the total purchase price over the fair value of net assets acquired. The amount of goodwill recorded for the Merger is based on a preliminary purchase price allocation and further refinements may be necessary. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized, but requires testing for potential impairment on an annual basis or whenever events or changes in circumstances indicate that its value may be impaired.

        Changes in the carrying amount of goodwill by segment during fiscal 2005 are as follows:

	Sears Domestic	Sears Canada	Total
millions
Balance, beginning of year 2005	$—	$—	$—
Acquisition of Sears	1,585	99	1,684

Balance, end of year 2005	1,585	99	1,684

Credit Risk

        Financial instruments which potentially subject Holdings to concentration of credit risk consist principally of temporary cash investments, accounts receivable and derivative financial instruments. The Company places its cash and cash equivalents in investment-grade, short-term instruments with high quality financial institutions and, by policy, limits the amount of credit exposure in any one financial instrument. The Company uses high credit quality counterparties to transact its derivative transactions.

Financial Instruments and Hedging Activities

        The Company uses derivative financial instruments, including interest rate swaps and caps, as well as foreign currency forwards, to manage its exposure to movements in interest rates and foreign exchange rates. The Company does not use derivatives for trading purposes. The Company recognizes all derivative instruments at fair value within either other assets or other liabilities on its consolidated balance sheet.

        When applying hedge accounting treatment to such transactions, the Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

        The Company's interest rate swaps have been designated and qualify as fair value hedges of specific fixed rate borrowings of the Company. Accordingly, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the offsetting gain or loss on the designated hedged item that is attributable to the hedged risk, are recorded in earnings and reported in the consolidated statements of operations in the same account as the hedged item, as a component of interest expense.

        The Company utilizes foreign currency forward contracts to hedge its net investment in Sears Canada against adverse changes in exchange rates. These contracts are recorded on the consolidated balance sheet at fair value and, to the extent they have been designated and qualify for hedge accounting treatment, an offsetting amount is recorded as a component of accumulated comprehensive loss in the Company's consolidated balance sheet. Changes in the fair value of those forward contracts for which hedge accounting is not applied are recorded in the consolidated statement of operations as a component of other income.

Fair Value of Financial Instruments

        Cash and cash equivalents, accounts receivable, trade accounts payable, credit facility borrowings and accrued liabilities are reflected in the consolidated balance sheet at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of the Company's debt and derivative financial instruments are disclosed in Note 6 and Note 7, respectively.

Self-insurance reserves

        The Company uses third-party insurance and/or self-insurance for a number of risks, including workers' compensation, asbestos and environmental, automobile, product and general liability claims. The Company's liability reflected on the consolidated balance sheet, classified within other liabilities, represents an estimate of the ultimate cost of uninsured claims incurred as of the balance sheet date. In estimating this liability, the Company utilizes loss development factors prepared by independent third-party actuaries. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. The liabilities for self-insured risks are discounted to their net present values.

Revenue Recognition

        Revenues from merchandise sales and services, including delivery fees, are reported net of estimated returns and allowances and exclude sales taxes. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages. Estimated returns are recorded as a reduction of sales and cost of sales. Revenues are recognized when the related goods are shipped and all significant obligations of the Company have been satisfied. The Company defers the recognition of layaway sales and profit until the period in which the merchandise is delivered to the customer. Revenues from product installation and repair services are recognized as the services are provided. Revenues from the sale of service contracts are deferred and amortized over the lives of the contracts.

Cost of Sales, Buying and Occupancy

        Cost of sales, buying and occupancy includes the cost of merchandise, buying, warehousing, distribution (including receiving and inspection costs), delivery and store occupancy costs related to the Company's retail store operations, service and installation costs associated with Home Services businesses, and, all shipping, handling and delivery costs associated with its online and direct to customer businesses.

Pre-Opening Costs

        Pre-opening and start-up activity costs are expensed in the period in which they occur.

Advertising Costs

        Advertising costs are expensed as incurred, generally the first time the advertising occurs, and amounted to $2.0 billion, $446 million, $429 million and $182 million for fiscal 2005, fiscal 2004, the 39 weeks ended January 28, 2004 and the 13 weeks ended April 30, 2003, respectively. These costs are included within selling and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Accordingly, the Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. The tax balances and income tax expense recognized by the Company are based on management's interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company's best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could affect the effective tax rate and tax balances recorded by the Company.

Stock-based Compensation

        The Company's stock-based compensation arrangements are detailed in Note 10. In fiscal 2003, the Company voluntarily elected to account for stock-based compensation using the fair value method on a prospective basis as permitted by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). The effect of the election was not material to the results of operations for any period presented.

        In accordance with the disclosure requirements of SFAS No. 148, the pro forma effects of recognizing compensation income (expense) on net loss and loss per share, had the Predecessor Company applied the fair value method of accounting for stock options is as follows:

Predecessor Company 13 Weeks Ended April 30, 2003
millions, except per share data
Net loss, as reported	$(862)
Deduct: Total stock-based employee compensation income determined under the fair based method for all awards, net of related tax effects	38

Pro forma net loss	$(824)

Basic/diluted loss per share:
As reported	$(1.65)

Pro forma	$(1.58)

        All outstanding stock options of the Predecessor Company were cancelled in accordance with the Plan of Reorganization. Pro forma stock-based employee compensation income of $38 million for the 13 weeks ended April 30, 2003 was a function of the reversal of expense for options that were not vested upon cancellation of the outstanding stock awards of the Predecessor Company.

Earnings (Loss) Per Common Share

        Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share also includes the dilutive effect of potential common shares: exercise of stock options, the conversion of convertible debt and the effect of restricted stock when dilutive.

New Accounting Pronouncements

        There were no accounting standards issued during the year ended January 28, 2006 that are reasonably likely to affect the Company's consolidated financial statements.

NOTE 2—THE MERGER

        On March 24, 2005, Kmart and Sears completed the Merger pursuant to the Agreement and Plan of Merger, dated as of November 16, 2004 (the "Merger Agreement"). Upon consummation of the Merger, Kmart and Sears became wholly-owned subsidiaries of Holdings.

        Under the terms of the Merger Agreement, Kmart shareholders received one share of Holdings common stock for each Kmart share owned. Approximately 94.9 million shares of Holdings common stock were issued in exchange for all outstanding common stock of Kmart based on the one-for-one ratio. Sears shareholders had the right to elect to receive $50 in cash or 0.5 of a share of Holdings common stock for each Sears share owned. Sears shareholder elections were prorated to ensure that, in the aggregate, 55 percent of Sears shares were converted into Holdings shares and 45 percent of Sears shares were converted to cash. Shares of Sears restricted common stock were converted into Holdings common stock on a 0.5 for 1 basis. In aggregate, 62.2 million shares of Holdings common stock were issued to Sears shareholders at a value of approximately $6.5 billion (based on the average closing price of $104.33 of Kmart's common stock during the period from November 15, 2004 through November 19, 2004, two business days before and after the date the Merger was announced). In addition, approximately $5.4 billion in cash was paid in consideration for (i) all outstanding shares of common stock of Sears, based upon the proration provisions of the Merger Agreement, and (ii) all outstanding stock options of Sears. Including transaction costs of approximately $18 million, the total consideration paid was approximately $11.9 billion.

        In accordance with SFAS No. 141, "Business Combinations", the Merger has been treated as a purchase business combination for accounting purposes, with Kmart designated as the acquirer. In identifying Kmart as the acquiring entity, the companies took into account the relative share ownership of the Company after the Merger, the composition of the governing body of the combined entity and the designation of certain senior management positions. Accordingly, the historical financial statements of Kmart became the historical financial statements of Holdings. The purchase price for the acquisition of Sears, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the Merger, March 24, 2005. The allocation of purchase price is substantially complete. Pending receipt of additional information regarding the fair values of certain properties and of certain pre-acquisition contingencies, the Company will finalize the purchase price allocation during the first quarter of fiscal 2006.

millions
Cash	$4,351
Merchandise inventories	6,134
Other current assets	1,981
Land	2,061
Buildings and leasehold improvements	5,930
Furniture and fixtures	1,821
Goodwill	1,684
Tradenames and other intangible assets	3,914
Other assets	492

Total assets acquired	28,368
Merchandise payables, accrued expenses and other current liabilities	6,656
Unearned revenues (including non-current portion)	1,896
Total debt and capital leases	4,421
Deferred income taxes	830
Pension and postretirement benefits	1,668
Minority interest and other liabilities	1,035

Total liabilities assumed	16,506

Net assets acquired	$11,862

        The Company has allocated approximately $3.9 billion to identifiable intangible assets, of which approximately $2.8 billion relates to the indefinite-lived tradenames of Sears, Kenmore, Craftsman, Lands' End and Diehard. These indefinite-lived tradenames are not subject to amortization as management expects these tradenames to generate cash flows indefinitely. The remaining intangible assets of $1.1 billion include finite-lived tradenames, favorable leases, contractual arrangements and customer lists, and will be amortized over their estimated useful lives, with a weighted-average life of 9 years. The Company recorded $99 million of amortization expense in fiscal 2005 related to its amortizable intangible assets. Annual amortization expense for each of the next five fiscal years is estimated to be $102 million per year.

Selected Unaudited Pro Forma Combined Financial Information

        The unaudited pro forma financial information in the table below summarizes the combined results of operations of Kmart and Sears for fiscal 2005 and fiscal 2004 as though the Merger had occurred as of the beginning of fiscal 2004. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of each period, or that may result in the future. In addition, the following unaudited pro forma financial information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the Merger.

	2005	2004
millions, except earnings per share
Revenues	$54,261	$55,966
Operating income	2,073	1,643
Income before cumulative effect of change in accounting principle	879	884
Net income	789	884
Diluted earnings per share before cumulative effect of change in accounting principle	$5.40	$5.40
Diluted earnings per share	$4.85	$5.40

NOTE 3—CHANGES IN ACCOUNTING PRINCIPLE

Accounting For Certain Indirect Buying, Warehousing and Distribution Costs

        Effective January 27, 2005, the Company changed its method of accounting for certain indirect buying, warehousing and distribution costs. Prior to this change, the Company had included indirect buying, warehousing and distribution costs as inventoriable costs. Beginning in fiscal 2005, such costs have been expensed as incurred, which is the method of accounting previously followed by Sears. The Company believes that this change provides a better measurement of operating results in light of the anticipated changes to the Company's supply chain to realize cost savings from the Merger, the anticipated closure of certain facilities and the combined capacity of the existing distribution and headquarters facilities. In accordance with Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes", changes in accounting policy to conform the acquirer's policy to that of the acquired entity are treated as a change in accounting principle. The indirect buying, warehousing and distribution costs that were capitalized to inventory as of January 26, 2005 have been reflected in the fiscal 2005 consolidated statement of operations as a cumulative effect of change in accounting principle in the amount of $90 million net of income taxes of $58 million. The pro forma effect of application of the change to prior years' net income and net income per share amounts is not significant.

Change in Measurement Valuation Date for Pension and Postretirement Benefits

        In fiscal 2005, Holdings changed the actuarial valuation measurement date for certain pension and postretirement plans from the last Wednesday in January to December 31 to facilitate the year-end reporting process. The effect of this change did not have a material impact on the consolidated financial statements.

NOTE 4—SALE OF SEARS CANADA CREDIT AND FINANCIAL SERVICES OPERATIONS

        On November 15, 2005, Sears Canada completed the sale of substantially all of the assets and liabilities of its Credit and Financial Services operations to JPMorgan Chase & Co. ("JPMorgan Chase") for approximately $2.0 billion in cash proceeds, net of securitized receivables and other related costs and taxes.

        The Company's operating income reflects a pretax gain of $317 million from the sale of this business. The sale, however, had no impact on Holdings net income. In applying purchase accounting for the Merger, the Company, as 54% beneficial owner of Sears Canada, adjusted Sears Canada's assets and liabilities to fair value only to the extent of its proportionate share of ownership in these assets and liabilities. The remaining portion of each asset and liability, representing the minority interest's proportionate ownership, was recorded at historical book value. Therefore, the excess of sales proceeds over the recorded values for Sears Canada's assets sold and liabilities transferred was attributable solely to the minority shareholder interests, as the portion of proceeds allocable to the Company's proportionate interest was equal to the Merger assigned fair value for such assets and liabilities. Accordingly, the gain, solely allocable to the minority interest, was properly eliminated via an increase in minority interest expense, resulting in no net gain to Holdings.

        Sears Canada used a portion of the cash proceeds it generated from the sale to fund an extraordinary cash dividend and a tax-free return of stated capital to shareholders of record on December 16, 2005. Holdings, as beneficial owner of approximately 54% of the outstanding common stock of Sears Canada, received a distribution of approximately $877 million.

        The following summarizes the assets and liabilities of the sold operations as of November 15, 2005.

millions
Credit card receivables, net of securitized amounts	$1,347
Other assets, primarily credit card intangibles	425

Assets sold	1,772

Accounts payable and accrued liabilities	7

Net assets sold	$1,765

        Prior to the sale of Sears Canada's Credit and Financial Services operations, Sears Canada had securitized certain of its credit card receivables through trusts. Sears Canada sold undivided co-ownership interests in its portfolio of current and deferred charge accounts receivable to two separate trusts and retained the right to receive the income generated by the undivided co-ownership interests sold to the trusts in excess of the trusts' stipulated share of service charge revenues. The securitization trusts were transferred to JPMorgan Chase in connection with the sale of this business. During fiscal 2005, the amounts recognized as income from the sale of the credit card receivables to the trusts were not material.

        The Company's consolidated financial statements include the results of Sears Canada's Credit and Financial Services operations from March 25, 2005 up to November 14, 2005.

NOTE 5—RESTRUCTURING ACTIVITIES

        During fiscal 2005, the Company initiated a number of restructuring activities and, as a result, recorded $111 million in restructuring charges, as follows:

Kmart

        During fiscal 2005, the Company initiated actions to integrate the home office functions of Kmart and Sears and align its workforce accordingly. Approximately 1,435 Kmart associates were notified that their positions had been relocated, were under review, or had been eliminated. In connection therewith, the Company recorded restructuring charges totaling $54 million, comprised of $18 million in severance, benefits and outplacement service costs for approximately 730 impacted Kmart associates and $36 million of relocation expenses for approximately 520 associates who accepted relocation offers. The Company estimates that the total costs related to the relocation, severance and outplacement services associated with these actions will be approximately $63 million. The remaining costs to be incurred will be recognized over the associates' remaining service periods in accordance with SFAS No. 146, "Accounting for Costs Associated with Disposal and Exit Activities". As of January 28, 2006, total cash payments of $33 million had been made in connection with these actions, with the remaining reserve balance of $21 million at January 28, 2006 representing payments to be made in fiscal 2006 in accordance with the Company's severance and relocation plans.

Sears

        In addition, in fiscal 2005 the Company notified approximately 780 former Sears employees of the decision to eliminate their positions in connection with the home office integration efforts. In connection therewith, the Company recorded a reserve of $59 million for costs associated with severance, benefits and outplacement services for the impacted individuals. In accordance with Emerging Issues Task Force ("EITF") No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", costs associated with these integration actions are reflected as a component of purchase accounting as an increase to goodwill. As of January 28, 2006, the Company had made payments totaling approximately $57 million in respect of these restructuring actions, with a reserve balance of $2 million at January 28, 2006 representing payments to be made in fiscal 2006 in accordance with the Company's severance plan.

Sears Canada

        During fiscal 2005, Sears Canada implemented a series of productivity improvement initiatives, which included a workforce reduction of approximately 1,200 associates. In connection with Sears Canada's restructuring activities, the Company has recorded a restructuring charge of $57 million for the year ended January 28, 2006 for costs associated with severance, benefits and outplacement services to be provided to the impacted individuals. Sears Canada made payments totaling $44 million in fiscal 2005 relative to this reserve and the reserve balance of $13 million at January 28, 2006 represents payments to be made to the impacted individuals in early fiscal 2006 in accordance with Sears Canada's severance plan.

Predecessor Company—13 Weeks Ended April 30, 2003

        The Predecessor Company recognized $37 million in non-cash restructuring charges during the 13-week period ended April 30, 2003, primarily related to accelerated depreciation of assets at 316 Kmart stores that were closed as part of a Predecessor Company restructuring effort in that year.

NOTE 6—BORROWINGS

        Total borrowings outstanding as of January 28, 2006 and January 26, 2005 were $4.0 billion and $0.4 billion, respectively. Short-term borrowings consisted of unsecured commercial paper of $178 million and $0 million at January 28, 2006 and January 26, 2005, respectively. The weighted-average annual interest rate paid on short-term debt was 2.7% in fiscal 2005.

        Long-term debt is as follows:

ISSUE	January 28, 2006	January 26, 2005
millions
SEARS ROEBUCK ACCEPTANCE CORP.
6.25% to 7.50% Notes, due 2006 to 2043	$1,526	$—
5.20% to 7.50% Medium-Term Notes, due 2006 to 2013	588	—
SEARS DC CORP.
9.07% to 9.20% Medium-Term Notes, due 2012	27	—
ORCHARD SUPPLY HARDWARE STORES CORPORATION
Commercial Mortgage-Backed Loan, variable interest rate above LIBOR, due 2007(1)	120	—
Senior Secured Revolving Line of Credit, variable interest rate above LIBOR	56	—
SEARS CANADA INC.
6.55% to 7.45% Debentures and Medium-Term Notes, due 2007 to 2010	551	—
CAPITALIZED LEASE OBLIGATIONS	864	316
OTHER NOTES AND MORTGAGES	106	95

Total long-term borrowings	3,838	411
Current maturities	(570)	(45)

Long-term debt and capital lease obligations	$3,268	$366

Weighted-average annual interest rate on long-term debt	5.9%	8.8%

(1)
The Commercial Mortgage-Backed Loan is collateralized by certain real properties of an Orchard Supply Hardware Stores Corporation wholly-owned subsidiary with a total carrying value of approximately $220 million as of January 28, 2006. The term of the loan may be extended for up to three additional years.

        The fair value of long-term debt and capital lease obligations was $3.2 billion and $0.9 billion at January 28, 2006 and January 26, 2005, respectively. The fair value of the Company's debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.

        As of January 28, 2006, long-term debt maturities for the next five years and thereafter were as follows:

millions
2006	$570
2007	749
2008	237
2009	385
2010 and thereafter	1,897

$3,838

Interest

				Predecessor Company
	2005	2004	39 Weeks Ended January 28, 2004	13 Weeks Ended April 30, 2003
millions
COMPONENTS OF INTEREST EXPENSE, NET
Interest expense	$235	$53	$53	$21
Accretion of obligations at net present value	62	50	37	—
Amortization of debt issuance costs	8	34	25	37
Accretion of debt discount on 9% convertible note	17	9	22	—
Interest income	(85)	(38)	(10)	(1)

Interest expense, net	$237	$108	$127	$57

        Due to its filing for Chapter 11, the Predecessor Company was in default on all of its debt agreements entered into prior to January 22, 2002. While operating under Chapter 11, the Predecessor Company was prohibited under the Bankruptcy Code from paying interest on unsecured pre-petition debts and accordingly, stopped accruing interest on all unsecured pre-petition debt until it emerged from bankruptcy in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on certain pre-petition debt, including convertible preferred securities, totaled $67 million for the 13 weeks ended April 30, 2003.

Debt Repurchase Authorization

        In May 2005, the Finance Committee of the Board of Directors of the Company authorized the repurchase, subject to market conditions and other factors, of up to $500 million of the outstanding indebtedness of the Company and its subsidiaries in open market or privately negotiated transactions. During fiscal 2005, the Company's subsidiary, Sears Roebuck Acceptance Corp. ("SRAC"), repurchased $156 million of its outstanding notes, thereby reducing the unused balance of this authorization to $344 million.

Credit Agreement

        The Company's $4.0 billion, five-year credit agreement (the "Credit Agreement") has an expiration date of March 2010 and is available for general corporate purposes and includes a $1.5 billion letter of credit sublimit. The Credit Agreement is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of its direct and indirect subsidiaries and is secured by a first lien on domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory and credit card accounts receivable, subject to certain limitations. As of January 28, 2006, the Company had $428 million of letters of credit outstanding under the Credit Agreement with $3.6 billion of availability remaining under the Credit Agreement. There were no direct borrowings under the facility during fiscal 2005. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings. The Company capitalized $20 million of debt issuance costs in connection with entering into the Credit Agreement. These costs are being amortized over the five-year life of the Credit Agreement.

        The Company's previous credit agreement (the "Credit Facility") was an $800 million revolving credit facility with an equivalent letter of credit sub-limit. In fiscal 2004, the Company reduced the size of the Credit Facility, and effective January 3, 2005, the Company voluntarily terminated the Credit Facility. In conjunction with these actions, the Company accelerated the amortization of $23 million in associated debt issuance costs. From its inception, the Credit Facility was used only to support outstanding letters of credit.

Letter of Credit Agreement

        The Company has an additional letter of credit agreement (the "LC Agreement") with a commitment amount of up to $600 million. The LC Agreement expires in August 2007. As of January 28, 2006 and January 26, 2005, there were $366 million and $321 million of letters of credit outstanding, respectively, under the LC Agreement.

        Under the terms of the LC Agreement, the Company has the ability to post cash, inventory or other letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits the Company from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if the Company elects to post cash collateral, it must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. The Company had $368 million posted as collateral under the LC Agreement as of January 28, 2006. The Company had $323 million posted as collateral under the LC Agreement as of January 26, 2005. The Company continues to classify the cash collateral as cash and cash equivalents due to its ability to substitute these letters of credit with letters of credit under the Credit Agreement, which does not require cash collateral, and its ability to provide letters of credit under the Credit Agreement as collateral. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change.

Cash Collateral

        The Company posts cash collateral for certain self-insurance programs. The Company continues to classify the cash collateral as cash and cash equivalents in the accompanying consolidated balance sheets due to the Company's ability to substitute letters of credit for the cash at any time at its discretion. As of January 28, 2006 and January 26, 2005, $98 million and $261 million of cash, respectively, was posted as collateral for self-insurance programs.

Orchard Supply Hardware LLC ("LLC") Credit Agreement

        In November 2005, LLC entered into a five-year, $130 million senior secured revolving credit facility (the "LLC Facility"), which includes a $25 million letter of credit sublimit. The LLC Facility is available for LLC's general corporate purposes and is secured by a first lien on substantially all of LLC's non-real estate assets. Availability under the LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of January 28, 2006, $61 million was outstanding under the LLC Facility—$56 million in borrowings and $5 million in outstanding letters of credit.

Convertible Notes

        At the time of Kmart's emergence from bankruptcy, ESL Investments, Inc. ("ESL"), through its affiliates, was issued $60 million principal of 9% convertible notes (the "Notes") which were convertible to equity at a price equal to $10 per share at the option of the holder at any time prior to May 2006. On January 31, 2005, ESL affiliates converted, in accordance with their terms, the outstanding Notes and six months of accrued interest into an aggregate of 6.3 million shares of Kmart common stock. In consideration of the conversion of these Notes prior to maturity, ESL and its affiliates received a $3 million payment from Kmart. The cash payment was equivalent to the approximate discounted after-tax cost of the future interest payments that would have otherwise been paid by Kmart to ESL affiliates in the absence of the early conversion. In conjunction with the conversion, the Company recognized the remaining related unamortized debt discount of $17 million as interest expense.

Inter-company Loan

        The Company has transferred certain domestic real estate assets to a wholly-owned consolidated subsidiary and segregated the assets into a trust owned by the consolidated subsidiary. The trust has issued mortgage-backed securities that are collateralized by these real estate assets. As of January 28, 2006, these debt securities were entirely held by a wholly-owned consolidated subsidiary of the Company and the net book value of the securitized real estate was $1.1 billion.

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL GUARANTEES

Derivative Financial Instruments

        The Company utilizes interest rate swaps and caps to manage its exposure to movements in interest rates and foreign currency forward contracts to manage its exposure to exchange rate fluctuations in the Canadian dollar. As of January 28, 2006, the Company had interest rate swaps with a total notional value of $120 million (fair value of $0) which have been used to synthetically convert certain of the Company's domestic fixed rate debt to variable rate. These swaps expire in November 2006. For accounting purposes, the interest rate swaps are designated and qualify as fair value hedges. As the critical terms of the swaps are designed to match those of the underlying hedged debt, the change in fair value of the swaps is largely offset by changes in fair value recorded on the hedged debt. Also as of January 28, 2006, the Company has an interest rate cap with a notional amount of $120 million (fair value of $0) which establishes a maximum interest rate on the commercial mortgage-backed loan. During fiscal 2005, the Company terminated interest rate swaps with a notional value of approximately $1.0 billion, resulting in cash proceeds of $60 million.

        During fiscal 2005, the Company entered into a series of six- and nine-month foreign currency forward contracts totaling $1.0 billion Canadian notional value designed to hedge the Company's net investment in Sears Canada against adverse changes in exchange rates. Subsequent to Sears Canada's distribution to Holdings on December 16, 2005, Holdings settled $200 million in Canadian notional value of these contracts by paying a net $9 million in cash, representing the aggregate fair value of the settled forwards as of the settlement date. As the hedges related to these forward contracts qualified for hedge accounting, an offsetting adjustment was recorded as a component of other comprehensive loss in the Company's consolidated balance sheet and this adjustment was included as a component of cumulative translation adjustment for fiscal 2005.

        As of January 28, 2006, the Company had outstanding forward contracts of $800 million Canadian notional value (fair value of negative $45 million). A total of $361 million in Canadian notional value of these outstanding forward contracts are hedges which qualify for hedge accounting and, as such, an unrealized loss of $42 million was recorded as a component of accumulated other comprehensive loss in the Company's consolidated balance sheet as of January 28, 2006. The remaining $439 million in Canadian notional value are contracts for which hedge accounting has not been applied subsequent to

December 16, 2005. Accordingly, a loss of $3 million, has been reflected in the Company's consolidated statements of operations as a component of other income.

        In addition, in November 2005, Holdings issued a call option to the private equity fund of Ares Management LLC ("Ares") in connection with Ares' 19.9% investment in the voting stock of Orchard Supply Hardware Stores Corporation ("OSH"). Ares paid the Company $59 million in cash for the 19.9% equity interest and the call option, a three-year option to purchase, for $127 million, additional shares in OSH that currently represent 30.2% of OSH's outstanding voting stock. The Company has recorded the fair value of this option as a liability on its consolidated balance sheet as of January 28, 2006, and changes in the fair value of the option have been recorded as a component of other income on the Company's consolidated statement of operations.

Financial Guarantees

        The Company issues various types of guarantees in the normal course of business. The Company had the following guarantees outstanding as of January 28, 2006:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$762	$118	$—	$880
Commercial letters of credit	109	103	—	212
Secondary lease obligations and performance guarantee	—	—	125	125

        The secondary lease obligations relate to certain store leases of previously divested Sears businesses. The Company remains secondarily liable if the primary obligor defaults. As of January 28, 2006, the Company had a $19 million liability recorded in other liabilities, which represents the Company's current estimate of potential obligations related to these leases. The performance guarantee relates to certain municipal bonds issued in connection with the Company's headquarters building. Payments under this guarantee were $12 million in fiscal 2005. This guarantee expires in 2007.

NOTE 8—BENEFIT PLANS

        Expenses for retirement and savings-related benefit plans were as follows:

millions	2005	2004	39 Weeks Ended January 28, 2004	13 Weeks Ended April 30, 2003
Retirement/401(k) Savings Plans	$83	$19	$9	$8
Pension plans	73	16	20	21
Postretirement benefits	33	—	—	—

Total	$189	$35	$29	$29

Retirement Savings Plans

        The Company sponsors Sears and Kmart 401(k) retirement savings plans for employees meeting certain minimum age and service requirements. The Company matches a portion of employee contributions made to the plans. Total expense related to the Retirement Savings Plans was $83 million in fiscal year 2005, $19 million in fiscal year 2004, $9 million for the 39 weeks ended January 28, 2004, and $8 million for the 13 weeks ended April 30, 2003.

Kmart's Benefit Plans

        Prior to 1996, the Predecessor Company had a tax-qualified and a non-qualified defined benefit pension plan, which covered eligible associates who met certain requirements of age, length of service, and hours worked per year. Effective January 31, 1996, the pension plans were frozen, and associates no longer earn additional benefits under the plans.

        The non-qualified, defined benefit plan is for certain current and former Kmart associates, and is funded as benefits are paid. The benefit obligation was $2 million at January 28, 2006 and January 26, 2005, and is included in the accompanying consolidated balance sheet. The projected benefit obligation is equal to the accumulated benefit obligation for all periods presented.

        Full-time Kmart associates who have worked 10 years and who have retired after age 55 have the option of participation in Kmart's medical plan until age 65. The plan is contributory, with retiree contributions adjusted annually. The accounting for the plan anticipates future cost-sharing changes that are consistent with the Company's expressed intent to increase the retiree contribution rate annually. The accrued post-retirement benefit costs were $1 million and $2 million as of January 28, 2006 and January 26, 2005, respectively.

Sears' Benefit Plans

        Expense associated with the Sears benefit plans is included in the consolidated financial statements subsequent to the effective date of the Merger. Certain domestic full-time and part-time employees of Sears are eligible to participate in noncontributory defined benefit plans after meeting age and service requirements. Substantially all full-time Canadian employees as well as some part-time employees are eligible to participate in contributory defined benefit plans. Pension benefits are based on length of service, compensation and, in certain plans, social security or other benefits. Funding for the various plans is determined using various actuarial cost methods.

        Effective January 1, 2006, the Sears domestic pension plan was frozen and domestic associates no longer earn additional benefits under the plan. Benefits earned through December 31, 2005 will be paid out to eligible participants following retirement. The effect of this plan change, which was to reduce the projected benefit obligation of the Sears domestic pension plan by approximately $80 million, has been recorded as a component of purchase accounting.

        In connection with the decision to freeze the Sears domestic pension plan, Holdings has revised the target allocation of the Sears domestic pension plan assets to approximately 50% fixed income, 43% equity, and 7% alternative investments that incorporate absolute return investment strategies. Previously, the plan asset allocation was approximately 70% equity and 30% fixed income. The Company annually reviews its long-term return rate assumption, which is currently 8%.

        In addition to providing pension benefits, Sears provides domestic and Canadian employees and retirees certain medical benefits. Certain domestic Sears retirees are also provided life insurance benefits. The Company shares the cost of the retiree medical benefits with retirees based on years of service. Generally, the Company's share of these benefit costs will be capped at Sears' contribution calculated during the year of retirement. Sears' postretirement benefit plans are not funded. The Company has the right to modify or terminate these plans.

        Effective January 1, 2006, the Company eliminated its subsidization of retiree medical costs under the Sears domestic retiree medical plan for those Sears retirees who were under age 65 as of December 31, 2005. The effect of this plan change, which was to reduce the projected benefit obligation associated with the plan by approximately $174 million, has been recorded as a component of purchase accounting.

Measurement Date

        In the fourth quarter of fiscal 2005, the Company changed the measurement date of its benefit programs from the last Wednesday in January to December 31. The Company believes the one-month change of the measurement date is a preferable change as it allows more time for management to plan and execute its review of the completeness and accuracy of its benefit programs results. The change did not have a material effect on retained earnings as of January 27, 2005, and income from continuing operations, net income, and related per share amounts for any interim period in fiscal 2005. Accordingly, all amounts reported in the following tables for balances as of January 28, 2006 are based on a measurement date of December 31, 2005. Amounts reported in the following tables for balances as of January 26, 2005 are based on a measurement date of January 26, 2005.

Pension Plans

	2005				2004
millions	Kmart	Sears Domestic	Sears Canada	Total	Kmart
Change in projected benefit obligation
Beginning balance	$2,743	$3,309	$1,082	$7,134	$2,605
Benefits earned during the period	—	55	22	77	—
Interest cost	151	153	50	354	154
Actuarial loss	6	121	135	262	114
Benefits paid	(120)	(271)	(64)	(455)	(130)
Foreign currency exchange impact	—	—	36	36	—
Other	—	(13)	11	(2)	—

Balance as of the measurement date	$2,780	$3,354	$1,272	$7,406	$2,743

Change in assets at fair value:
Beginning balance	$1,739	$2,452	$1,126	$5,317	$1,787
Actual return on plan assets	90	151	104	345	71
Company contributions	240	21	1	262	11
Benefits paid	(120)	(271)	(64)	(455)	(130)
Foreign currency exchange impact	—	—	38	38	—
Other	—	(13)	11	(2)	—

Balance as of the measurement date	$1,949	$2,340	$1,216	$5,505	$1,739

Funded status of the plans	$(831)	$(1,013)	$(56)	$(1,900)	$(1,004)
Unrecognized net loss	111	76	169	356	77

Net amount recognized at measurement date	$(720)	$(937)	$113	$(1,544)	$(927)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$—	$—	$113	$113	$—
Accrued benefit liability	(831)	(1,013)	—	(1,844)	(1,004)
Accumulated other comprehensive income(1)	111	76	—	187	77

Net amount recognized	$(720)	$(937)	$113	$(1,544)	$(927)

Accumulated benefit obligation	$2,780	$3,354	$1,107	$7,241	$2,743

(1)
The minimum pension liability, net of tax, was $187 million and $77 million as of January 28, 2006 and January 26, 2005, respectively.

        The Finance Committee of the Company's Board of Directors has appointed a non-affiliated third party professional to advise the Committee with respect to the domestic pension plan assets. The plan's overall investment objective is to provide a long-term return that, along with Company contributions, is expected to meet future benefit payment requirements. A long-term horizon has been adopted in establishing investment policy such that the likelihood and duration of investment losses are carefully weighed against the long-term potential for appreciation of assets. The plan's investment policy requires investments to be diversified across individual securities, industries, market capitalization and valuation characteristics. In addition, various techniques are utilized to monitor, measure and manage risk.

        Plan assets were invested in the following classes of securities (none of which were securities of the Company):

	Plan Assets as of
	January 28, 2006	January 26, 2005
Equity securities	43%	42%
Fixed income and other debt securities	49%	44%
Other	8%	14%

Total	100%	100%

        The plan's target allocation is determined taking into consideration the amounts and timing of projected liabilities, the Company's funding policies and expected returns on various asset classes. At December 31, 2005, the plan's target asset allocation was 43% equity, 50% fixed income, and 7% other, which is comprised of alternative investments that incorporate absolute return investment strategies.

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.0% long-term rate of return on assets for fiscal 2005, an 8.0% rate for fiscal 2004, and an 8.0% rate for the 39 weeks ended January 28, 2004.

Postretirement Obligations

	2005
	Sears Domestic	Sears Canada	Total
Change in projected benefit obligation:
Beginning balance	$457	$267	$724
Benefits earned during the period	—	4	4
Interest cost	20	13	33
Plan participants' contributions	75	—	75
Actuarial loss	1	66	67
Benefits paid	(144)	(10)	(154)
Other	—	9	9

Balance as of the measurement date	$409	$349	$758

Change in plan assets at fair value:
Beginning of year balance	$—	$73	$73
Actual return on plan assets	—	7	7
Company contributions	69	15	84
Plan participants' contributions	75	—	75
Benefits paid	(144)	(10)	(154)
Other	—	2	2

Balance as of the measurement date	$—	$87	$87

Funded status of the plans	$(409)	$(262)	$(671)
Employer contributions after measurement date and on or before fiscal year-end	15	—	15
Unrecognized net loss	1	108	109

Net amount recognized in the balance sheet	$(393)	$(154)	$(547)

        Weighted-average assumptions used to determine plan obligations are as follows:

	2005			2004	2003
	Kmart	Sears Domestic	Sears Canada	Kmart
Pension benefits:
Discount Rate	5.50%	5.50%	5.00%	5.75%	6.00%
Rate of compensation increases	N/A	N/A	4.00%	N/A	N/A
Postretirement benefits:
Discount Rate	N/A	5.50%	5.00%	N/A	N/A
Rate of compensation increases	N/A	N/A	4.00%	N/A	N/A

        Weighted-average assumptions used to determine net cost for years ended are as follows:

	2005
				Kmart
		Sears Domestic	Sears Canada
	Kmart			2004	2003
Pension benefits:
Discount Rate	5.75%	5.75%	6.00%	6.00%	6.25%
Return of plan assets	8.00%	8.00%	7.00%	8.00%	8.00%
Rate of compensation increases	N/A	4.25%	4.25%	N/A	N/A
Postretirement benefits:
Discount Rate	N/A	5.75%	6.25%	N/A	N/A
Return of plan assets	N/A	N/A	7.00%	N/A	N/A
Rate of compensation increases	N/A	N/A	4.25%	N/A	N/A

        The components of net periodic benefit cost are as follows:

	2005						Predecessor Company
	Kmart	Sears Domestic	Sears Canada	Total	2004	39 Weeks Ended January 28, 2004	13 Weeks Ended April 30, 2003
Pension benefits:
Benefits earned during the period	$—	$54	$22	$76	$—	$—	$—
Interest cost	151	152	50	353	154	114	38
Expected return on plan assets	(140)	(156)	(60)	(356)	(138)	(94)	(33)
Recognized net loss (gain)	—	—	—	—	—	—	18
Other	—	—	—	—	—	—	(2)

Net periodic benefit cost (benefit)	$11	$50	$12	$73	$16	$20	$21

Postretirement benefits:
Benefits earned during the period	$—	$—	$4	$4
Interest cost	—	20	13	33
Recognized net loss (gain)	—	—	(4)	(4)

Net periodic benefit cost (benefit)	$—	$20	$13	$33

        For 2006 and beyond, the weighted-average health care cost trend rates used in measuring the postretirement benefit expense are a 9.7% trend rate in 2006 to an ultimate trend rate of 8.0% in 2010. A 100 basis point change in the assumed health care cost trend rate would have the following effects on the postretirement liability:

millions	100 Basis Point Increase	100 Basis Point Decrease
Effect on total service and interest cost components	$3	$(3)
Effect on postretirement benefit obligation	$35	$(31)

        Information regarding expected future cash flows for the Company's benefit plans is as follows:

millions	Kmart	Sears Domestic	Sears Canada	Total
Pension benefits:
Employer contributions:
Fiscal 2006 (expected)	$147	$159	$—	$306
Expected benefit payments:
Fiscal 2006	$139	$258	$64	$461
Fiscal 2007	142	239	65	446
Fiscal 2008	145	223	66	434
Fiscal 2009	150	212	68	430
Fiscal 2010	155	219	69	443
Fiscal 2011-2015	858	1,138	373	2,369
Postretirement benefits:
Expected benefit payments:
Fiscal 2006	$—	$49	$15	$64
Fiscal 2007	—	44	16	60
Fiscal 2008	—	43	17	60
Fiscal 2009	—	42	18	60
Fiscal 2010	—	38	18	56
Fiscal 2011-2015	—	169	103	272

NOTE 9—EARNINGS PER SHARE

        The following tables set forth the components used to calculate basic and diluted earnings per share.

millions	2005	2004	39 Weeks Ended January 28, 2004
Basic weighted average shares	152.5	89.3	89.6
Dilutive effect of stock options	1.1	6.1	3.7
9% convertible Notes	—	6.0	—

Diluted weighted average shares	153.6	101.4	93.3

        A reconciliation of net income available to common shareholders to net income available to common shareholders with assumed conversions is as follows:

	2005	2004	39 Weeks Ended January 28, 2004
millions
Net income available to common shareholders	$858	$1,106	$234
Interest and accretion of debt discount on 9% convertible notes, net of tax	—	9	—

Income available to common shareholders with assumed conversions	$858	$1,115	$234

Earnings per share
Basic	$5.63	$12.39	$2.61
Diluted	$5.59	$11.00	$2.51

        The 9% convertible Notes and accrued interest were converted into 6.3 million shares of Kmart common stock on January 31, 2005.

        Kmart's outstanding treasury shares were retired and cancelled in connection with the Merger.

        For purposes of the fiscal 2004 diluted earnings per share calculation, approximately 150,000 stock options and 51,000 shares of restricted Kmart stock were excluded, as they were anti-dilutive. For purposes of the diluted earnings per share calculation for the 39 weeks ended January 28, 2004, the convertible note was excluded, as it was anti-dilutive.

NOTE 10—STOCK-BASED COMPENSATION

        The Company accounts for stock-based compensation using the fair value method in accordance with SFAS No. 123(R), "Accounting for Stock-Based Compensation". The Company recorded $26 million, $6 million and $1 million in total compensation expense relative to stock-based compensation arrangements during fiscal 2005, fiscal 2004 and for the 39 weeks ended January 28, 2004, respectively. As of January 28, 2006, the Company had $15 million in total compensation cost related to nonvested awards which is expected to be recognized over the next approximately 3 years.

Stock Options

        The fair value of each stock option is estimated as of the grant date using the Black-Scholes option-pricing model, with the following assumptions being utilized for each of the periods presented:

	2005	2004	39 Weeks Ended January 28, 2004
Dividend yield	0%	0%	0%
Expected volatility	40%	46%	45%
Risk-free interest rate	4.22%	3.18%	2.76%
Expected life of options	5 years	5 years	5 years

        Given the Company's limited history, the expected volatility factors were determined based on average volatilities calculated in relation to similar entities, including historical Kmart and Sears.

	2005	2004	39 Weeks Ended January 28, 2004
millions
Aggregate fair value of options granted based on weighted average fair value at date of grant	11	6	6
Aggregate intrinsic value of options exercised	145	N/A	N/A

        Changes in employee stock options for fiscal 2005, fiscal 2004, 39 weeks ended January 28, 2004 and 13 weeks ended April 30, 2003 were as follows:

	2005		2004		39 Weeks Ended January 28, 2004		13 Weeks Ended April 30, 2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning of year balance	1,318	$21.90	1,557	13.33	—	—	$44,885	$11.06
Granted	200	131.11	150	88.62	1,709	13.33	—	—
Exercised	(1,168)	13.33	—	—	—		—	—
Cancelled/Forfeited	—	—	(389)	13.33	(152)	13.33	(44,885)	11.06

End of year balance	350	$115.81	1,318	$21.90	1,557	$13.33	—	—

Exercisable	38	$88.62	1,168	$13.33	—	—	—	—
Fair value of options granted during the year		$131.11		$88.62		$13.33		$—

Restricted Stock Awards

        The Company accounts for restricted stock grants as fixed awards, and records deferred employee compensation to Capital in excess of par value. Changes in restricted stock awards for fiscal 2005, fiscal 2004 and 39 weeks ended January 28, 2004 were as follows:

	2005		2004		39 Weeks Ended January 28, 2004
	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant
Beginning of year balance	147,277	$48.66	111,540	$26.90	—	$—
Converted from Sears to Sears Holdings	250,264	124.83	—	—	111,540	26.90
Granted	83,011	124.83	82,842	66.39
Vested	(141,248)	90.84	(47,105)	28.31	—	—
Forfeited	(97,545)	94.93	—	—	—	—

End of year balance	241,759	$110.21	147,277	$48.66	111,540	$26.90

	2005	2004	39 Weeks Ended January 28, 2004
in millions
Aggregate fair value of shares converted to Sears Holdings from Sears based on weighted average fair value at date of Merger	$32	$—	$—
Aggregate fair value of shares granted based on weighted average fair value at date of grant	11	6	3
Aggregate fair value of shares vesting during period	(18)	1	—
Aggregate fair value of shares forfeited during period	(13)	—	—

NOTE 11—EMERGENCE FROM CHAPTER 11 BANKRUPTCY PROTECTION AND FRESH-START ACCOUNTING

Claims Resolution

        On May 6, 2003, the Predecessor Company emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws pursuant to the terms of the Plan of Reorganization. The Predecessor Company is presently an indirect, wholly-owned subsidiary of Holdings.

        The Company continues to make progress in the reconciliation and settlement of various classes of claims associated with the discharge of the Predecessor Company's liabilities subject to compromise pursuant to the Plan of Reorganization. Since June 30, 2003, the first distribution date established in the Plan of Reorganization, approximately 28 million shares of the 32 million shares set aside for distribution have been distributed to holders of Class 5 claims and approximately $4 million in cash has been distributed to holders of Class 7 claims. Due to the significant volume of claims filed to-date, it is premature to estimate with any degree of accuracy the ultimate allowed amount of such claims for each class of claims under the Plan of Reorganization. Accordingly, the Company's current distribution reserve for Class 5 claim settlements is 5 percent of the total shares expected to be distributed. Differences between amounts filed and the Company's estimates are being investigated and will be resolved in connection with its claims resolution process. The claims reconciliation process may result in material adjustments to current estimates of allowable claims.

        During fiscal 2005, the Company reduced the distribution reserve from 20 percent to 5 percent, resulting in the distribution of approximately 4.4 million additional shares to claimants who had previously received shares for allowed claims. In connection with this action, the Company received an additional 210,729 shares in fiscal 2005 as a result of bankruptcy-related settlements entered into prior to the January 1, 2006 distribution date in which the Company was assigned Class 5 claims.

        The remaining shares in the distribution reserve will be issued to claimants on a pro-rata basis if, upon settlement of all claims, the ultimate amount allowed for Class 5 claims is consistent with the plan of reorganization. The next scheduled distribution under the plan of reorganization is expected to commence on or about April 1, 2006.

        In fiscal 2004, the Company entered into settlement agreements with past providers of surety bonds to resolve all issues in connection with their pre-petition claims. In accordance with the terms of the settlement agreements, Kmart assumed responsibility for the future obligations under the bonds issued with respect to the Predecessor Company's workers' compensation insurance program and was assigned the Class 5 claims against the Company. The Class 5 claim assignments resulted in the Company's receipt of 640,099 shares of Kmart Common Stock (defined below) in fiscal 2004, which represents 80% of the claims. In connection with the assumption of these obligations, the Company recorded $18 million to Capital in excess of par value in the accompanying consolidated balance sheet in fiscal 2004.

Bankruptcy-Related Settlements

        In fiscal 2005, fiscal 2004 and the 39 weeks ended January 28, 2004, the Company recognized recoveries of $40 million, $59 million and $4 million, respectively, from vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. In conjunction with these recoveries, the Company was assigned 396,747 shares of common stock (weighted average price of $110.32 per share) with an approximate value of $44 million for fiscal 2005. Of the 396,747 shares, 50,748 were cancelled on the effective date of the Merger. See Note 22 for a more detailed discussion of the critical vendor claims lawsuit.

Plan Investors

        At the time of the Predecessor Company's emergence from Chapter 11 bankruptcy, ESL and Third Avenue Trust, on behalf of certain of its investment series ("Third Avenue," and together with ESL, the "Plan Investors") made a substantial investment in the Successor Company in furtherance of its financial and operational restructuring plan. The Plan Investors and their affiliates received approximately 32 million shares of Kmart's newly issued common stock ("Kmart Common Stock") in satisfaction of pre-petition claims they held, and Kmart issued 14 million shares of Kmart Common Stock to affiliates of ESL and to Third Avenue, in exchange for $127 million, net of commitment fees and Plan Investor expenses of $13 million. In addition, Kmart issued a $60 million principal amount of the Notes to affiliates of ESL. The Notes were convertible to equity at a price equal to $10 per share at any time at the option of the holder prior to May 2006. ESL was also granted the option to purchase, prior to May 6, 2005, approximately 6.6 million shares of Kmart Common Stock at a price of $13 per share. A portion of the option was assigned to Third Avenue. The investment was made pursuant to an Investment Agreement dated January 24, 2003, as amended (the "Investment Agreement"). Upon applying the criteria of Emerging Issues Task Force Issue No. 00-27, "Application

of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), the Company allocated the proceeds received from the Plan Investors, net of expenses, of $187 million to the Notes, Kmart Common Stock and stock options based on their relative fair values. An effective conversion price was then calculated and used to measure the intrinsic value of the embedded conversion feature. The resulting discount of $49 million reduced the initial carrying amount of the Notes to $11 million, with a corresponding increase in Capital in excess of par value. The debt discount was amortized to interest expense over one year using the effective interest method through December 2003, at which time the Plan Investors elected to extend the term of the Notes an additional two years through May 6, 2006.

        On January 31, 2005, affiliates of ESL converted, in accordance with their terms, all of the Note outstanding, and six months of accrued interest, into an aggregate of 6.3 million shares of Kmart Common Stock. See Note 6. In conjunction with the conversion, the Company recognized unamortized debt discount of $17 million as interest expense.

        On March 25, 2005, affiliates of ESL exercised the option to purchase 6.5 million shares of the Company's common stock pursuant to the Investment Agreement. On April 26, 2005, Third Avenue exercised options to purchase 140,000 shares issued pursuant to the Investment Agreement. See Note 13.

Discharge of Liabilities

        Under Chapter 11, actions by creditors to collect indebtedness owed prior to January 22, 2003 (the "Petition Date") were stayed and certain other pre-petition contractual obligations were not enforced against the Predecessor Company and 37 of its U.S. subsidiaries (collectively, the "Debtors"). The Predecessor Company received approval from the U.S. Bankruptcy Court for the Northern District of Illinois to pay certain pre-petition liabilities, including employee salaries and wages, benefits and other employee obligations.

        On May 6, 2003 (the "Effective Date"), all then-outstanding equity securities of the Predecessor Company, as well as substantially all of its pre-petition liabilities, were cancelled. Kmart Common Stock was issued in satisfaction of certain claims. On the Effective Date, 89,677,509 shares of Kmart Common Stock and 8,173,145 options to purchase shares of Kmart Common Stock were issued pursuant to the Plan of Reorganization. All of the shares of Kmart Common Stock issued on May 6, 2003 were or will be distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims, except that 14 million shares were issued to affiliates of ESL and to Third Avenue pursuant to the Investment Agreement. The options to purchase shares of Kmart Common Stock were issued to the Plan Investors and Kmart's former Chief Executive Officer. All shares were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the provisions of Section 1145 of the Bankruptcy Code and Section 4(2) of the Securities Act. In addition, as part of the Plan of Reorganization, an independent creditor litigation trust was established for the benefit of the Predecessor Company's pre-petition creditors and equity holders, and to pursue claims which arose from the Predecessor Company's prior accounting and stewardship investigations.

Fresh-Start Adjustments and Reorganization Items

        In connection with the Predecessor Company's emergence from Chapter 11, the Company reflected the terms of the Plan of Reorganization in its consolidated financial statements, applying the terms of SOP 90-7 with respect to financial reporting upon emergence from Chapter 11 ("Fresh-Start Accounting"). Upon applying Fresh-Start Accounting, a new reporting entity (the Successor Company) was deemed to have been created and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Predecessor Company for periods ended prior to May 1, 2003 generally are not comparable to those of the Successor Company.

        To facilitate the calculation of the enterprise value of the Successor Company, the Company developed a set of financial projections. Based on these financial projections and with the assistance of a financial advisor, the Company determined the enterprise value using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value was highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions which were not guaranteed. The estimated enterprise value of the Company at the time was calculated to be approximately $2.3 billion to $3.0 billion. The Company selected the midpoint of the range, $2.6 billion, as the estimated enterprise value. The resultant accounting applied pursuant to SOP 90-7 to effect this revaluation is further described below under the "Gain on Extinguishment of Debt/Revaluation of Assets and Liabilities" caption.

        Additionally, expenses incurred by the Predecessor Company as a result of its Chapter 11 reorganization were presented separately within the consolidated statement of operations for the 13 weeks ended April 30, 2003. This presentation is in accordance with SOP 90-7 and the total amount recorded was comprised of the following amounts.

Predecessor Company
13 Weeks Ended April 30, 2003
millions
Gain on extinguishment of debt	$(5,642)
Revaluation of assets and liabilities	5,642
Fleming settlement	385
Estimated claims for rejected executory contracts	200
2003 store closings	158
Other	26

Reorganization items, net	$769

Gain on Extinguishment of Debt/Revaluation of Assets and Liabilities

        In applying Fresh-Start Accounting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the write-off of the Predecessor Company's equity accounts resulted in a charge of $5.6 billion. The fair value adjustments included the recognition of approximately $2.2 billion of intangible assets that had not previously been reflected in the Predecessor Company's financial statements, such as favorable leasehold interests, Kmart brand rights, pharmacy customer relationships and other lease and license agreements. The restructuring of the Predecessor Company's capital structure and resulting discharge of pre-petition debt resulted in a gain of $5.6 billion. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in Reorganization items, net in the accompanying consolidated statements of operations. In addition, the excess of fair value of net assets over reorganization value (i.e., "negative goodwill") of approximately $5.6 billion was allocated on a pro-rata basis reducing the Company's non-current, non-financial instrument assets, including the previously unrecorded intangible assets, to $10 million as of April 30, 2003.

Fleming settlement

        The Predecessor Company entered into a settlement agreement with Fleming Corporation ("Fleming"), a former supplier, which resulted in an allowed general unsecured claim of $385 million which was recorded in the 13 week ended April 30, 2003. On April 30, 2003, upon adoption of Fresh-Start Accounting, these liabilities were discharged in accordance with the Plan of Reorganization.

Estimated Claims For Rejected Executory Contracts

        For the 13 weeks ended April 30, 2003, the Predecessor Company recorded $200 million in expenses for estimated allowable claims for rejected executory contracts, primarily equipment leases and service contracts. On April 30, 2003, upon adoption of Fresh-Start Accounting, these liabilities were discharged in accordance with the Plan of Reorganization.

2003 Store Closings

        The Predecessor Company recorded a charge of $214 million for lease terminations and other costs associated with the closure of 316 Kmart stores in fiscal 2003. Of the charge, $158 million was included in Reorganization items, net in the consolidated statement of operations, and the remaining $56 million was included in Discontinued operations.

NOTE 12—OTHER INCOME

        Other income consists of:

				Predecessor Company
	2005	2004	39 Weeks Ended January 28, 2004	13 Weeks Ended April 30, 2003
millions
Equity income in unconsolidated companies	$6	$3	$5	$7
Gain on sales of investments	23	—	—	—
Dividends from unconsolidated companies	12	—	—	—
Other	(3)	—	—	—

Total	$38	$3	$5	$7

NOTE 13—SHAREHOLDERS' EQUITY

        On March 25, 2005, ESL and its affiliates exercised an option to purchase approximately 6.5 million shares of Holdings common stock granted pursuant to the Investment Agreement. In accordance with the Investment Agreement, Holdings issued shares of its common stock upon the receipt of $84 million. As a result of these transactions, ESL and its affiliates do not own any more options to purchase shares of Holdings pursuant to the investment agreement.

        On April 26, 2005, Third Avenue exercised options to purchase 140,000 shares of Holdings common stock for a purchase price of $2 million. Third Avenue acquired these options pursuant to an assignment and assumption agreement, dated May 5, 2003, by and between ESL and Third Avenue. All of the options assigned to Third Avenue under the assignment and assumption agreement were exercised as a result of this transaction.

        During fiscal 2005, the Company repurchased approximately 5.0 million of its common shares at a total cost of approximately $0.6 billion under a common share repurchase program. This program, approved by the Board of Directors during the third quarter of fiscal 2005, authorized the repurchase of up to an aggregate of $1.0 billion of the Company's common shares. As of January 28, 2006, the Company had approximately $0.4 billion of remaining authorization under this program.

Comprehensive Income and Accumulated Other Comprehensive Loss

        The following table shows the computation of comprehensive income:

				Predecessor Company
	January 28, 2006	January 26, 2005	January 28, 2004	April 30, 2003(1)
millions
Net income (loss)	$858	$1,106	$234	$(855)

Other comprehensive income/(loss):
Minimum pension liability	(110)	(77)	—	—
Market value adjustment for investments	—	(1)	1	—
Unrealized loss on foreign currency forwards	(18)	—	—	—
Foreign currency translation adjustments	—	—	—	—

Other comprehensive income/(loss)	(128)	(78)	1	—

Total comprehensive income/(loss)	$730	$1,028	$235	$(855)

(1)
Net loss excluding Plan of Reorganization and Fresh-Start Accounting adjustments

        The following table displays the components of accumulated other comprehensive loss:

				Predecessor Company
	January 28, 2006	January 26, 2005	January 28, 2004	April 30, 2003
millions
Minimum pension liability, net of tax	$(187)	$(77)	$—	$(906)
Market value adjustment for investments	—	—	1	(1)
Adjust pension to fair market value	—	—	—	(94)
Currency translation adjustments	(18)	—	—	—
Cancellation of Predecessor Company equity and application of Fresh-Start Accounting	—	—	—	1,001

Accumulated other comprehensive (loss) income	$(205)	$(77)	$1	$—

        The Accumulated other comprehensive loss of the Predecessor Company was eliminated through the application of Fresh-Start Accounting at April 30, 2003. See Note 11.

NOTE 14—INCOME TAXES

				Predecessor Company
	2005	2004	39 Week Ended January 28, 2004	13 Weeks Ended April 30, 2003
millions
Income (loss) before income taxes
U.S.	$1,467	$1,744	$364	$(851)
Foreign	498	31	14	(7)

Total	$1,965	$1,775	$378	$(858)

Income tax expense (benefit)
Current:
Federal	$251	$49	$4	$(6)
State and local	81	16	2	—
Foreign	214	7	1	—

Total	546	72	7	(6)

Deferred:
Federal	227	531	120	—
State and local	19	66	17	—
Foreign	(76)	—	—	—

	170	597	137	—

Total	$716	$669	$144	$(6)

				Predecessor Company
	2005	2004	39 Week Ended January 28, 2004	13 Weeks Ended April 30, 2003
Effective tax rate reconciliation
Federal income tax rate	35.0%	35.0%	35.0%	(35.0)%
State and local taxes net of federal tax benefit	3.3	3.0	3.0	(1.1)
Tax credits	(0.3)	(0.2)	(0.5)	(0.1)
Equity in net income of affiliated companies	(0.2)	(0.1)	(0.4)	(0.2)
Valuation allowance	—	—	—	34.5
Canada capital gain exemption	(3.0)	—	—	—
Other	1.6	—	1.0	1.2

	36.4%	37.7%	38.1%	(0.7)%

	January 28, 2006	January 26, 2005
millions
Deferred tax assets and liabilities
Deferred tax assets:
Federal benefit for state and foreign taxes	$92	$37
Accruals and other liabilities	290	408
Property and equipment	—	918
Capital leases	205	111
NOL carryforwards	636	214
State deferred taxes	—	312
OPEB	249	—
Pension/Minimum pension	623	—
Deferred revenue	626	—
Other	457	134

Total deferred tax assets	3,178	2,134
Valuation allowance	(330)	(1,249)

Net deferred tax assets	2,848	885

Deferred tax liabilities:
Tradenames/Intangibles	1,334	—
Property and equipment	479	—
Deferred acquisition costs	394	—
Inventory	245	9
Investments	162	—
Deferred gains	—	116
Other	80	1

Total deferred tax liabilities	2,694	126

Net deferred tax asset	154	759

        The Company accounts for income taxes in accordance with SFAS No. 109 which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.

        The Predecessor Company recorded a full valuation allowance against its pre-petition deferred tax assets in accordance with SFAS No. 109, as realization of such assets in future years was uncertain. During fiscal 2005, fiscal 2004 and the 39 weeks ended January 28, 2004, the Company recognized reversals of $1,249 million, $1,155 million and $438 million, respectively, based on the utilization (or projected utilization) of such deferred tax assets. As of January 28, 2006, management believes that all of the Company's pre-petition net deferred tax assets will more likely than not be realized, due to the Merger and the actual and forecasted levels of profitability, and as such the related valuation allowance has been reduced to zero at January 28, 2006. In accordance with SFAS No. 109, the portion of the reversal of the valuation allowance attributable to the Merger ($1,073 million) has been recorded as an adjustment to goodwill attributable to the Merger. In accordance with SOP 90-7, the remaining portion of the reversal of the valuation allowance is recorded as a direct credit to capital in excess of par.

        In connection with the Merger, deferred tax assets of $350 million were recorded related to state net operating losses ("NOLs") of Sears. A valuation allowance of $330 million was recorded with respect to this deferred tax asset. As a result, the Company recognized a net deferred tax asset of $20 million in conjunction with the initial purchase price allocation related to the Merger. The Company will continue to assess the likelihood of realization of these state deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized. To the extent that these valuation allowances are reversed in the future, such effects would be recorded as a decrease to goodwill.

        During fiscal 2005, fiscal 2004 and the 39 weeks ended January 28, 2004, the Company reduced its reserves for Predecessor Company income tax liabilities by $1 million, $56 million and $30 million, respectively, primarily due to favorable claims settlements. In fiscal years 2005 and 2004, the Company also received a tax benefit of $91 million and $67 million, respectively, relating to certain Class 5 and 6 pre-petition claims paid with equity. In accordance with SOP 90-7, subsequent to emergence from Chapter 11, any benefit realized from an adjustment to pre-confirmation income tax liabilities is recorded as an addition to Capital in excess of par value.

        In connection with the reorganization, Kmart Corporation realized income from the cancellation of certain indebtedness. Although this income was not taxable, as it resulted from reorganization under the Bankruptcy Code, the Company was required to reduce certain of its tax attributes (NOL carryforwards by $3,743 million, general business credit carryforwards by $45 million, AMT credit carryforwards by $111 million and basis of certain assets by $902 million) in an amount equal to the cancellation of indebtedness. The reorganization of Kmart Corporation on the Effective Date resulted in an ownership change under section 382 of the Internal Revenue Code and accordingly, the use of any of the Company's NOL carryforwards and tax credits generated prior to the ownership change, as well as certain subsequently recognized "built-in" losses, if any, existing as of the date of the ownership change that are not reduced pursuant to the provisions discussed above, will be subject to an overall annual limitation of $79 million.

        At January 28, 2006, the Company had federal and Canadian NOL carryforwards of approximately $357 million and $195 million, generating deferred tax assets of approximately $125 million and $68 million, respectively. The federal NOL carryforwards will expire in 2021, 2022 and 2023. The Canadian NOL carryforwards will expire in 2015. The Company also has NOL carryforwards attributable to various states generating deferred tax assets of $113 million which will predominantly expire between 2016 and 2025. The Company also has credit carryforwards of $53 million which will expire by 2015.

        As of fiscal year end 2005, the Internal Revenue Service had completed its examination of Kmart's and Sears' federal income tax returns through fiscal 2001.

NOTE 15—ARRANGEMENT WITH FOOTSTAR, INC

        On March 2, 2004, Footstar, Inc. ("FTS") and its direct and indirect subsidiaries, including the Meldisco subsidiaries of FTS, filed for Chapter 11 protection in the United States Bankruptcy Court for the Southern District of New York. FTS continued to operate its businesses and manage its properties as debtors-in-possession. Prior to FTS's bankruptcy filing, Kmart was a party to a master agreement with FTS that provided FTS with a non-transferable, exclusive right and license to operate the footwear departments in Kmart stores. Pursuant to that agreement, subsidiaries of Meldisco, substantially all of which were 49% owned by Kmart and 51% owned by FTS, operated the footwear departments pursuant to license agreements between those subsidiaries and Kmart.

        In August 2004, FTS filed a motion with the bankruptcy court to assume the master agreement and the license agreements. Kmart objected to that motion and filed a separate motion to terminate the master agreement and the license agreements. On July 2, 2005, FTS and Kmart entered into a comprehensive settlement agreement that resolved all outstanding disputes between Kmart and FTS. On August 25, 2005, the bankruptcy court entered an order approving the settlement agreement, and, consistent with the terms of the settlement agreement, permitting FTS and Kmart to amend and FTS to assume the master agreement. Among other things, the settlement (i) required FTS to pay Kmart $45 million to cure its monetary defaults under the master agreement, (ii) provides that the master agreement will terminate at the end of 2008 rather than in 2012, (iii) eliminated Kmart's equity interests in the Meldisco subsidiaries effective as of January 2, 2005 in exchange for payments to Kmart based on a set percentage of gross sales, and (iv) permits Kmart to require FTS to vacate up to 550 stores that close or convert to the Sears Grand format, provided that Kmart buys FTS's inventory at each converting or closing store at book value. The settlement also permits Kmart to require FTS to vacate additional closing or converting stores in exchange for a per-store fee.

        On August 26, 2005, FTS made the $45 million cure payment to Kmart. Holdings recorded a gain of $21 million, classified within other income, related to the settlement agreement in the third quarter of Fiscal 2005. The cure payment was a final settlement of all of Kmart's claims in respect of its interest in the Meldisco businesses through and including August 25, 2005.

        Also, during fiscal 2005 Kmart received payments totaling approximately $15 million as additional license fees earned from January 2, 2005 to August 27, 2005. This amount has been recognized as additional merchandise sales and services revenue in fiscal 2005.

        On February 7, 2006, the FTS First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code became effective and FTS emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy courts laws. Kmart's results with respect to the amended footwear master agreement will be affected by whether FTS is able to successfully manage its business in the future.

NOTE 16—REAL ESTATE TRANSACTIONS

        The Company recognized $39 million, $946 million and $89 million in gains on sales of assets during fiscal 2005, fiscal 2004 and for the 39 weeks ended January 28, 2004, respectively. These gains were primarily a function of several large real estate transactions and are included in operating income in the consolidated statements of operations.

        During fiscal 2004, the Company entered into multiple agreements with Home Depot U.S.A., Inc. (a subsidiary of The Home Depot, Inc.) ("Home Depot") to sell four properties and assign 14 leased properties for an aggregate purchase price of $271 million. The gain on sales of assets for fiscal 2004 includes $253 million attributable to these agreements.

        Also during fiscal 2004, Kmart agreed to sell four owned properties, assign 45 leased properties and lease one owned store to Sears for a total purchase price of approximately $576 million. Included in the gain on sales of assets for the year ended January 26, 2005 is a gain of $599 million related to this agreement. The consolidated balance sheet at January 26, 2005 included a receivable of $403 million due from Sears relative to these sales.

        Additionally, in fiscal 2004 the Company also sold certain other assets resulting in a net gain of $94 million. Included within this gain was $18 million related to the sale of the Company's Trinidad subsidiary and its associated property, $22 million related to the sale of owned, or assignment of leased, properties, $12 million related to the sale of corporate airplanes and $42 million from sales of other real and personal property.

        During the 39 weeks ended January 28, 2004 the Company executed certain real estate transactions, resulting in a net gain of $89 million. Approximately $56 million of the gain was the result of the assignment of four operating leases and $22 million was from the sale of two owned properties. The remaining net gain of $11 million was from sales of other various property and equipment.

        Property held for sale was $17 million at January 28, 2006 and $25 million at January 26, 2005 and is included in Other current assets in the accompanying consolidated balance sheets.

        During the fiscal 2005, fiscal 2004 and the 39 weeks ended January 28, 2004, the Company purchased 19, 31 and 18 previously leased operating properties for $98 million, $124 million and $51 million, respectively. In the normal course of business, the Company considers opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash. In addition, the Company reviews leases that will expire in the short-term in order to determine the appropriate action to take with respect to them.

NOTE 17—LEASES

        The Company leases certain stores, office facilities, warehouses, computers and transportation equipment.

        Operating and capital lease obligations are based upon contractual minimum rents and, for certain stores, amounts in excess of these minimum rents are payable based upon specified percentages of sales. Contingent rent is accrued over the lease term, provided that the achievement of the specified sales level that triggers the contingent rental is probable. Certain leases include renewal or purchase options.

        Rental Expense for Operating Leases

	2005	2004	39 Weeks Ended January 28, 2004	13 Weeks Ended April 30, 2003
millions
Minimum rentals	$1,301	$526	$402	$141
Percentage rentals	49	10	17	6
Less—Sublease rentals	(52)	(146)	(125)	(54)

Total	1,298	$390	$294	$93

        Minimum lease obligations, excluding taxes, insurance and other expenses payable directly by the Company, for leases in effect as of January 28, 2006, were as follows:

	Minimum Lease Commitments
	Capital	Operating
millions
As of January 28, 2006
2006	$173	$844
2007	154	751
2008	148	668
2009	140	583
2010	136	496
Later years	968	4,002

Total minimum lease payments(1)	1,719	7,344
Less—minimum sublease income		69

Net minimum lease payments		$7,275

Less:
Estimated executory costs	(216)
Interest at a weighted average rate of 9.6%	(639)

Capital lease obligations	864
Less current portion of capital lease obligations	(78)

Long-term capital lease obligations	$786

(1)
Sears Canada: Total operating minimum lease payments of $600 million.

NOTE 18—RELATED PARTY DISCLOSURE

        The Company's Board of Directors has delegated authority to direct investment of the Company's surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of the Company's Board of Directors and Finance Committee and is the Chairman and Chief Executive Officer of ESL. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on behalf of the Company. ESL beneficially owned approximately 41% of the Company's outstanding common stock as of January 28, 2006.

        Further, to clarify the expectations that the Board of Directors has with respect to the investment of the Company's surplus cash, the Board has renounced, in accordance with Delaware law, any interest or expectancy of the Company associated with any investment opportunities in securities that may come to the attention of Mr. Lampert or any employee, officer, director or advisor to ESL and its affiliated investment entities who also serves as an officer or director of the Company (each, a "Covered Party") other than (a) investment opportunities that come to such Covered Party's attention directly and exclusively in such Covered Party's capacity as a director, officer or employee of the Company, (b) control investments in companies in the mass merchandising, retailing, commercial appliance distribution, product protection agreements, residential and commercial product installation and repair services and automotive repair and maintenance industries and (c) investment opportunities in companies or assets with a significant role in the Company's retailing business, including investment in real estate currently leased by the Company or in suppliers for which the Company is a substantial customer representing over 10% of such companies' revenues, but excluding investments of ESL as of May 23, 2005.

        Holdings employs certain employees of ESL. William C. Crowley is a director and the Executive Vice President and Chief Financial and Administrative Officer of the Company while continuing his role as President and Chief Operating Officer of ESL. The Vice President of Business Development and the Senior Vice President of Real Estate for the Company are also employed by ESL.

        As discussed in Note 6, on January 31, 2005, ESL affiliates converted, in accordance with their terms, the outstanding Notes and six months of accrued interest into an aggregate of 6.3 million shares of Kmart common stock. In consideration of the conversion of these Notes prior to maturity, ESL affiliates received a $3 million payment from Kmart. The cash payment was equivalent to the approximate discounted, after-tax cost of the future interest payments that would have otherwise been paid by Kmart to the ESL affiliates in the absence of the early conversion.

        As further detailed in Note 16, Kmart sold certain properties and assigned certain leased properties to Sears in fiscal 2004. The Company recorded a $599 million gain in fiscal 2004 in connection with these transactions.

NOTE 19—DISCONTINUED OPERATIONS

        In January 2003, the Court approved the closure of 316 Kmart stores located in 40 states. Shortly after receiving Court approval, the Predecessor Company commenced store closing sales which were completed by April 13, 2003.

        SFAS No. 144 requires closed stores to be classified as discontinued operations when the operations and cash flows of the stores have been (or will be) eliminated from ongoing operations and the company no longer has any significant continuing involvement in the operations associated with the stores after closure. The Company evaluated the 316 stores closed in fiscal 2003, which included a substantial exit of the state of Texas, to identify stores that should be accounted for as discontinued operations. This analysis resulted in a total of 66 stores identified as meeting the criteria for discontinued operations treatment. The table below sets forth the components of the net loss for the discontinued operations for the 13 weeks ended April 30, 2003.

13 Weeks Ended April 30, 2003
millions
Sales	$232
Cost of sales, buying and occupancy	150

Gross Margin	82
Selling, general and administrative expenses	43
Restructurings, impairments and other charges	5
Reorganization items, net	44

Discontinued operations from 2002 and 2003 store closings	(10)
Previous discontinued operations	—

Discontinued operations, net of tax	(10)

        The Company applied the provisions of SFAS No. 144 to the stores sold during fiscal 2005 and fiscal 2004 and determined that none of the stores met the criteria to be accounted for as discontinued operations.

NOTE 20—SUPPLEMENTAL FINANCIAL INFORMATION

        Other current liabilities as of January 28, 2006 and January 26, 2005 consisted of the following:

	January 28, 2006	January 26, 2005
Payroll and benefits payable	$449	$141
Outstanding checks in excess of funds on deposit	444	143
Accrued expenses	1,641	288
Other	1,383	133

Total	$3,917	$705

        Minority interest and other liabilities as of January 28, 2006 and January 26, 2005 consisted of the following:

	January 28, 2006	January 26, 2005
Unearned revenues	$887	$—
Self-insurance reserves	753	349
Minority interest	318	—
Other	965	378

Total	$2,923	$727

NOTE 21—SUMMARY OF SEGMENT DATA

        For purposes of reviewing results of operations and making asset-allocation decisions, senior management has continued to utilize principally the reporting structures which existed independently for Sears and Kmart prior to the Merger. As a result, the Company currently has three reportable segments: Kmart, Sears Domestic and Sears Canada, compared to one segment in the prior year. The accompanying summary of segment data for the year ended January 28, 2006 includes the results of operations of Sears subsequent to March 24, 2005, the date of the Merger. Sears Canada's results are reported to Holdings on a one-month lag. Therefore, the results of operations for the year ended January 28, 2006 include operating results for Sears Canada for the period from March 25, 2005 to December 31, 2005. As the Company had only one reportable segment, Kmart, for fiscal 2004, the 39 weeks ended January 28, 2004 and for the 13 weeks ended April 30, 2003, segment data for these periods would be the same as provided in the consolidated financial statements, and is therefore not duplicated here.

	2005
	Kmart	Sears		Total
		Domestic	Canada
millions
Merchandise sales and services	$19,094	$25,868	$3,949	$48,911
Credit and financial products revenues	—	—	213	213

Total revenues	19,094	25,868	4,162	49,124
Cost and expenses
Cost of sales, buying and occupancy	14,462	18,221	2,822	35,505
Selling and administrative	3,804	5,968	987	10,759
Depreciation and amortization	47	769	116	932
Provision for uncollectible credit card accounts	—	—	49	49
Loss (gain) on sales of assets	(40)	1	—	(39)
Gain on sales of business	—	—	(317)	(317)
Restructuring charges	54	—	57	111

Total costs and expenses	18,327	24,959	3,714	47,000

Operating income	$767	$909	$448	$2,124

Total assets	$7,325	20,262	2,986	30,573

NOTE 22—LEGAL PROCEEDINGS

        Pending against Sears and certain of its officers and directors are a number of lawsuits, described below, that relate to Sears' credit card business and public statements about it. The Company believes that all of these claims lack merit and is defending against them vigorously.

  •
  On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears and certain current and former officers alleging that certain public announcements by Sears concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and certified the consolidated action as a class action. Discovery is underway. The trial is scheduled to begin in October 2006.

  •
  On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears, certain officers and directors, and alleged fiduciaries of Sears' 401(k) Savings Plan (the "Plan"), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 ("ERISA"). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan's investment in Sears' common shares and alleged communications made to Plan participants regarding Sears' financial condition. The Court has consolidated these actions and certified the consolidated action as a class action. Discovery is underway. No trial date has been set.

  •
  On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York (the "New York Court") against Sears (as a nominal defendant) and certain current and former directors seeking damages on behalf of Sears. The complaint purports to allege a breach of fiduciary duty by the directors with respect to Sears' management of its credit business. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois (the "Illinois State Court"), and a third was filed in the United States District Court for the Northern District of Illinois. The New York Court derivative suit was dismissed on June 21, 2004. A New York appellate court affirmed the dismissal on December 6, 2005, and the time for further appeal has expired. The two Illinois State Court derivative suits were dismissed on September 30, 2004. The order of dismissal became final on December 1, 2004, and the time to appeal has expired. The Illinois federal court suit has been stayed pending resolution of the New York Court derivative action.

  •
  On June 17, 2003, an action was filed in the Northern District of Illinois against Sears and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. An amended complaint was filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC's March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. The defendants filed motions to dismiss the action. On September 24, 2004, the court granted these motions in part, and denied them in part. The court dismissed the claims related to the March 18 and May 21, 2002 note offerings because the plaintiff did not purchase notes in those offerings. The court dismissed the Section 10(b) and Rule 10b-5 claims against several of the individual defendants because the plaintiff failed to adequately plead such claims. The court sustained the remaining claims. By leave of court, the plaintiffs filed a second amended complaint on November 15, 2004. Defendants (other than one of the underwriter defendants) filed motions to partially dismiss the second amended complaint on January 10, 2005. The defendant that did not move to partially dismiss filed an answer to the second amended complaint on January 28, 2005, denying all liability. On September 14, 2005, the court granted the pending motions to dismiss in part, and denied them in part. The court dismissed the Section 11 claim with respect to SRAC's May 21, 2002 notes on the ground that the plaintiffs lacked standing, and the Section 12 claims with respect to SRAC's March 18, 2002 notes and May 21, 2002 notes on the ground that the plaintiffs could not allege damages. The court dismissed the Section 15 claim on the ground that the plaintiffs had failed to allege a predicate violation of the Securities Act of 1933 on the part of SRAC. The court dismissed the Section 10(b) and Rule 10b-5 claims as to some, but not all, of the individual defendants. The court sustained the remaining claims. By leave of court, the plaintiffs filed a third amended complaint on October 28, 2005. The non-underwriter defendants filed a motion to partially dismiss the third amended complaint on November 15, 2005.

        Following the announcement of the Merger on November 17, 2004, several actions have been filed relating to the transaction. These lawsuits are in their preliminary stages, and defendants have not yet been required to respond to certain of the complaints. The Company believes that all of these claims lack merit and intends to defend against them vigorously.

  •
  Three actions have been filed in the Circuit Court of Cook County, Illinois. These actions assert claims on behalf of a purported class of Sears' stockholders against Sears and certain of its officers and directors, together with Kmart, Edward S. Lampert, William C. Crowley and other affiliated entities, alleging breach of fiduciary duty in connection with the Merger. The plaintiffs allege that the Merger favors interested defendants by awarding them disproportionate benefits, and that the defendants failed to take appropriate steps to maximize the value of a merger transaction for Sears' stockholders. The actions have been consolidated, and an amended complaint was filed in early January 2005. The amended complaint asserts similar breach-of-fiduciary duty claims, as well as alleging that defendants have made insufficient and misleading disclosures in connection with the mergers, and seeks injunctive relief. The plaintiffs have moved for expedited discovery. On February 1, 2005, the court granted the defendants' motion to stay or dismiss these actions in favor of then-pending parallel litigation in the New York Supreme Court. Plaintiffs appealed the stay order to the Appellate Court of Illinois-First District. On October 28, 2005, following the dismissal with prejudice of the New York actions and the New York plaintiffs' failure to appeal, the Appellate Court of Illinois dismissed the appeal as moot. The cases are now pending in the Circuit Court, the defendants have renewed their motion to dismiss, and briefing on the motion was completed in late February 2006.

  •
  Two actions were filed in the Supreme Court of the State of New York, New York County, asserting substantially similar claims against Sears and certain of its officers and directors. The parties agreed to consolidate these two actions. Pending consolidation, the defendants moved to dismiss the complaint in both actions for lack of standing and failure to state a cause of action. On February 15, 2005, the Court ordered that the two cases be consolidated as a single action. On February 16, 2005, the plaintiffs filed a superceding consolidated amended class action complaint. The amended complaint asserts claims on behalf of a purported class of Sears' stockholders against Sears and certain of its officers and directors for breach of fiduciary duty in connection with the Merger on the grounds that defendants allegedly failed to take proper steps to maximize the value of a merger transaction for Sears' stockholders. Additionally, the plaintiffs claim that the defendants made insufficient and misleading disclosures in connection with the mergers. The amended complaint also names Kmart, Edward S. Lampert and ESL, Inc. as defendants on the grounds that they aided and abetted the alleged breaches of fiduciary duty. The amended complaint seeks provisional and permanent injunctive relief, as well as damages. On March 24, 2005, the Court denied plaintiffs' motions for expedited discovery and a preliminary injunction against the closing of the mergers. On July 29, 2005, the Court granted all defendants' motions to dismiss the action with prejudice. The time to appeal has expired, and plaintiffs have not filed an appeal.

  •
  One action has been filed in the United States District Court for the Northern District of Illinois. This action asserts claims under the federal securities laws on behalf of a purported class of Sears' stockholders against Sears and Alan J. Lacy, for allegedly failing to make timely disclosure of merger discussions with Kmart during the period November 8 through 16, 2004, and seeks damages. The court appointed a lead plaintiff and lead counsel, and an amended complaint was filed on March 11, 2005. The amended complaint names Edward S. Lampert and ESL Partners, L.P. as additional defendants, and purports to assert claims on behalf of sellers of Sears stock during the period September 9 through November 16, 2004. All defendants have moved to dismiss, and briefing on the motions was completed in early July 2005.

        Effective May 11, 2005, Sears terminated for cause its Master Services Agreement (the "Agreement") with Computer Sciences Corporation ("CSC"). CSC has been providing information technology infrastructure support services, including desktops, servers, and systems to support Sears-related websites, voice and data networks and decision support technology to Sears and its subsidiaries under the 10-year Agreement entered into in June 2004. CSC is obligated to continue providing these services for an extended period following termination of the Agreement. CSC disputes Sears' assertion that grounds for termination for cause existed and claims that, as a result of terminating this Agreement, Sears is liable to CSC for damages.

        CSC had filed a lawsuit in the United States District Court for the Northern District of Illinois (the "District Court") on March 18, 2005 seeking a declaratory judgment that CSC was not in material breach of the Agreement and an injunction to prevent Sears from terminating the Agreement for cause. On April 14, 2005, the District Court denied CSC's motion for a preliminary injunction and granted Sears' motion to compel arbitration. On April 22, 2005 the District Court denied CSC's motion for reconsideration of the District Court's April 14th ruling, and CSC appealed the District Court's ruling to the United States Court of Appeals for the Seventh Circuit. That appeal remains pending. On April 14, 2005, CSC filed an emergency claim with the American Arbitration Association ("AAA"), seeking to enjoin Sears from terminating the Agreement for cause. The AAA denied CSC's request for emergency relief on April 18, 2005. In compliance with the District Court's order compelling arbitration, the parties began selecting an arbitration panel. While arbitrator selection was in progress, the parties agreed to suspend arbitration and the appeal while they voluntarily mediate their disputes. Mediation and settlement efforts are ongoing.

        In March 2002, a class action was filed in the United States District court for the Eastern District of Michigan on behalf of participants or beneficiaries of the Kmart Corporation Retirement Savings Plan against various current and former employees and former directors of Kmart Corporation alleging breach of fiduciary duty under ERISA for excessive investment in the Predecessor Company's stock, failure to provide complete and accurate information about the Predecessor Company's common stock and failure to provide accurate information regarding the Predecessor Company's financial condition. In July 2002, the plaintiffs filed proofs of claim with the bankruptcy court in an aggregate amount of $180 million. In July 2005, tentative agreement was reached to settle this action and the court approved the settlement in February 2006. Kmart is not a defendant in this action. The settlement amount is covered by insurance, except for $50,000 that Kmart will contribute as part of the settlement. Now that the settlement has been approved, Kmart will move to have the proofs of claim filed expunged.

        In November 2003, the Creditor Trust created pursuant to the Predecessor Company's plan of reorganization (the "Creditor Trust") filed suit in the Oakland County (Michigan) Circuit Court against six former executives of the Predecessor Company (the "Officer Defendants") and PricewaterhouseCoopers LLP, the Predecessor Company's independent auditor. The allegations against the Officer Defendants include violations of their fiduciary duty and breach of contract related to their employment agreements with the Predecessor Company. Kmart is not a defendant in this action. The claims against the Officer Defendants were ordered to arbitration by the Oakland County Circuit Court based on the terms of the employment agreements. In July 2005, in the first of six scheduled arbitrations involving the Officer Defendants, the arbitration panel found in favor of the Predecessor Company's former chief executive officer, Charles Conaway, on all of the Creditor Trust's claims against him. As of December 2005 the Creditor Trust had settled or decided not to pursue all remaining claims and has taken the necessary steps to distribute the trust's assets to the beneficiaries and otherwise dissolve the Creditor Trust.

        The Creditor Trust has also filed complaints in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court") against four of the Predecessor Company's former executives to recover amounts aggregating approximately $2 million paid to them as retention loans. The former executives filed counterclaims/third party complaints against the Creditor Trust and Kmart requesting that the Bankruptcy Court set-off whatever contractual severance payments they were entitled to receive against the amounts of the retention loans. Kmart filed motions to dismiss the counterclaims, which the Bankruptcy Court has now granted.

        In Capital Factors v. Kmart Corporation, the United States District Court for the Northern District of Illinois ruled that the Bankruptcy Court did not have the authority to authorize the payment of pre-petition claims of certain trade vendors by the Company. An appeal of the ruling and subsequent motions for rehearing were denied. In order to satisfy its fiduciary responsibility to pursue claims against the critical vendors during the pendency of the appeal, in January 2004 the Company filed suit against a total of 1,189 vendors that received these payments seeking to recover in excess of $174 million paid to the critical vendors. To date, Kmart has settled approximately 900 critical vendor claims for a total recovery the Company values at approximately $70 million.

        Kmart is a defendant in a pending pre-petition nationwide class action relating to proper access to facilities for the disabled under the Americans with Disabilities Act. The class action is pending in the United States District Court in Denver, Colorado. On July 13, 2005, the court certified a nationwide class of individuals who use wheelchairs or scooters for mobility and who shop at Kmart. On February 9, 2006, Kmart entered into a settlement agreement with the plaintiffs in this action. The settlement agreement was submitted to the court for preliminary approval on March 13, 2006. Pursuant to the settlement agreement, if the settlement is approved, Kmart will: (1) make certain renovations to Kmart stores over a seven and a half year period to improve accessibility for individuals who use wheelchairs or scooters for mobility; (2) revise certain policies, procedures, and training that relate to or affect individuals who use wheelchairs or scooters for mobility; and (3) pay approximately $13 million in damages—approximately $8 million in cash and $5 million in gift cards—to a sub-class of the class certified by the court to resolve claims for statutory minimum damages under disability statutes in seven states.

        As previously reported in Kmart's Annual Report on Form 10-K for its fiscal year ended January 26, 2005, the staff of the SEC has been investigating, and the U.S. Attorney for the Eastern District of Michigan has undertaken an inquiry into, the manner in which Kmart recorded vendor allowances before a change in accounting principles at the end of fiscal 2001 and the disclosure of certain events bearing on the Predecessor Company's liquidity in the fall of 2001. Kmart has cooperated with the SEC and the U.S. Attorney's office with respect to these matters.

        On August 23, 2005, the SEC filed a complaint in the United States District Court for the Eastern District of Michigan against the Predecessor Company's former chief executive officer and its former chief financial officer alleging that they misled investors about the Predecessor Company's liquidity and related matters in the months preceding its bankruptcy in violation of federal securities law. The complaint seeks permanent injunctions, disgorgement with interest, civil penalties and officer and director bars. Kmart is not named as a defendant in the action. In its press release announcing the filing of the complaint, the SEC stated that its Kmart investigation is continuing.

        The Creditor Trust was determined to be the preferred available mechanism for resolving any legal claims the Company might have based on information from these investigations. The trustee of the Creditor Trust is charged with responsibility for determining which claims to pursue and, thereafter, litigating the claims. As discussed above, the Creditor Trust has commenced litigation against former officers of the Predecessor Company based on information from these investigations. All such litigation has now been resolved.

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

NOTE 23—SEARS CANADA TAKE-OVER BID

        In December 2005, Holdings announced its intention to acquire the remaining 46% interest in Sears Canada that it does not already own. The Company commenced a take-over bid for the remaining interest in Sears Canada on February 9, 2006. The Company has offered C$16.86 (Canadian dollars) per share, or approximately C$835 million ($720 million U.S. dollars), for the minority interest. The take-over bid is open for acceptance until March 17, 2006.

        In December 2005, the Company entered into a lock-up agreement with Natcan Investment Management, Inc. ("Natcan"), pursuant to which Natcan agreed to tender all Sears Canada common shares (representing approximately 9% of the outstanding common shares of Sears Canada) that it owns or controls in response to the Company's tender offer, at a price of C$16.86 per share. This agreement obligates the Company to spend approximately $141 million to purchase the Natcan shares.

NOTE 24—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
millions
Total revenues	$7,644	$13,192	$12,202	$16,086
Cost of sales, buying and occupancy	5,661	9,541	8,795	11,508
Selling, general and administrative expenses	1,728	2,993	2,960	3,078
Income before cumulative effect of change in accounting principle	81	161	58	648
Net income (loss)	(9)	161	58	648
Basic and diluted net income per share	(0.07)	0.98	0.35	4.03
	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
millions
Total revenues	$4,648	$4,819	$4,426	$5,950
Cost of sales, buying and occupancy	3,546	3,618	3,319	4,459
Selling, general and administrative expenses	965	994	999	1,041
Net income	91	154	552	309
Basic net income per share	1.02	1.72	6.19	3.48
Diluted net income per share	0.94	1.54	5.45	3.09

Quarterly Items:

        Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

        In the fourth quarter of fiscal 2004, the Company recognized gains of $35 million and $46 million on sales of assets and recoveries from bankruptcy related settlements, respectively. See Note 11. In the third quarter and second quarter of fiscal 2004 the Company recognized $807 million and $72 million, respectively, from gain on sales of assets primarily related to transactions with Sears and Home Depot.

Sears Holdings Corporation
Schedule II—Valuation and Qualifying Accounts
Fiscal Years 2005 and 2004, 39 Weeks Ended January 28, 2004,
13 Weeks Ended April 30, 2003

	Balance at beginning of period	Additions charged to costs and expenses	Additions (deductions) resulting from the Merger charged to other accounts	(Deductions)	Balance at end of period
millions
Allowance for Doubtful Accounts(1):
Fiscal 2005	$40	$71	$16	$(92)	$35
Fiscal 2004	78	64	—	(102)	40
39 weeks ended January 28, 2004	80	96	—	(98)	78
Predecessor Company
13 week ended April 30, 2003	67	61	—	(48)	80
Allowance for Deferred Tax Assets(2):
Fiscal 2005	1,249	24	330 (1,073)	(200)	330
Fiscal 2004	2,351	53	—	(1,155)	1,249
39 weeks ended January 28, 2004	2,789	—	—	(438)	2,351
Predecessor Company
13 week ended April 30, 2003	2,348	611	—	(170)	2,789

(1)
Charges to the account are for the purposes for which the reserves were created.

(2)
The Predecessor Company recorded a full valuation allowance against its pre-petition deferred tax assets in accordance with SFAS No. 109, as realization of such assets in future years was uncertain. During fiscal 2005, fiscal 2004 and the 39 weeks ended January 28, 2004, the Company recognized reversals of $1,249 million, $1,155 million and $438 million, respectively, based on the utilization (or projected utilization) of such deferred tax assets. As of January 28, 2006, management believes that all of the Company's pre-petition net deferred tax assets will more likely than not be realized, due to the Merger and the actual and forecasted levels of profitability, and as such the related valuation allowance has been reduced to zero at January 28, 2005. In accordance with SFAS No. 109, the portion of the reversal of the valuation allowance attributable to the Merger ($1,073 million) has been recorded as an adjustment to goodwill attributable to the Merger. In accordance with SOP 90-7, the remaining portion of the reversal of the valuation allowance is recorded as a direct credit to capital in excess of par.

In connection with the Merger, deferred tax assets of $350 million were recorded related to state net operating losses ("NOLs") of Sears. A valuation allowance of $330 million was recorded with respect to this deferred tax asset.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 14, 2006

        The management of Sears Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company's internal control over financial reporting as of January 28, 2006. In making its assessment, management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The assessment included the documentation and understanding of the Company's internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.

        Based on this evaluation, management concluded that, as of January 28, 2006, the Company's internal control over financial reporting is effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles.

        Deloitte & Touche LLP, independent registered public accounting firm, has reported on management's assertion with respect to the effectiveness of the Company's internal control over financial reporting as of January 28, 2006, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sears Holdings Corporation

        We have audited the accompanying consolidated balance sheet of Sears Holdings Corporation and subsidiaries (the "Company") as of January 28, 2006 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended January 28, 2006 listed in the Index at Item 8. We also have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information for the year ended January 28, 2006 set forth therein. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 3 to the consolidated financial statements, in fiscal year 2005 the Company changed its method of accounting for certain indirect buying, warehousing and distribution costs.

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP
Chicago, Illinois March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—BDO SEIDMAN, LLP

Board of Directors and Stockholders
Sears Holdings Corporation

        We have audited the accompanying consolidated balance sheet of Kmart Holding Corporation and subsidiaries (Successor Company) as of January 26, 2005 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended January 26, 2005 and the 39 weeks ended January 28, 2004. We have also audited the schedule, listed in the accompanying index, for the year ended January 26, 2005 and the 39 weeks ended January 28, 2004. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kmart Holding Corporation and subsidiaries (Successor Company) at January 26, 2005, and the results of their operations and their cash flows for the year ended January 26, 2005 and the 39 weeks ended January 28, 2004, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the schedule for the year ended January 26, 2005 and 39 weeks ended January 28, 2004, presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP Troy, Michigan March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—PRICEWATERHOUSECOOPERS LLP

To the Shareholders and Board of Directors of
Sears Holdings Corporation:

        In our opinion, the accompanying consolidated statements of operations, of shareholders' equity (deficit) and of cash flows from January 30, 2003 to April 30, 2003 of Kmart Holding Corporation and its subsidiaries (Predecessor Company) present fairly, in all material respects, the results of their operations and their cash flows for the period from January 30, 2003 to April 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein for the period from January 30, 2003 to April 30, 2003 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The Company filed a petition on January 22, 2002 with the United States Bankruptcy Court for the Northern District of Illinois for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company's Amended Plan of Reorganization was substantially consummated on April 23, 2003 and the Company emerged from bankruptcy on May 6, 2003. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP Detroit, Michigan August 8, 2003

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        The Company's management, with the participation of the Company's principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        In addition, based on that evaluation, no changes in the Company's internal control over financial reporting have come to management's attention that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        See Management's Annual Report On Internal Control Over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm included in Item 8 of this Report, which reports are incorporated herein by this reference.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information regarding directors and executive officers of Holdings is incorporated herein by reference to the information regarding Director nominees and current Directors under "Item 1. Election of Directors" and the descriptions under "Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2006 Proxy Statement and to Item 4A of this Report.

Item 11.    Executive Compensation

        Information regarding executive compensation is incorporated by reference to the material under the captions "Annual Board Compensation" and "Executive Compensation" of the 2006 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading "Amount and Nature of Beneficial Ownership" of the 2006 Proxy Statement.

        See also "Equity Compensation Plan Information" in Item 5 of this Report for a discussion of securities authorized for issuance under equity compensation plans.

Item 13.    Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading "Certain Relationships and Transactions" of the 2006 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading "Independent Auditor Fees" of the 2006 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this report:

  1.
  Financial Statements

        Financial statements filed as part of this Form 10-K are listed under Item 8.

    2.
    Financial Statement Schedules

        Financial statement schedules filed as part of this Form 10-K are listed under Item 8.

        The separate financial statements and summarized financial information of majority-owned subsidiaries not consolidated and of 50% or less owned persons have been omitted because they are not required pursuant to conditions set forth in Rules 3-09 and 1-02(w) of Regulation S-X.

        All other schedules have been omitted because they are not required under the instructions contained in Regulation S-X because the information called for is contained in the financial statements and notes thereto.

    3.
    Exhibits

        An "Exhibit Index" has been filed as part of this Report beginning on Page E-1 and is incorporated herein by this reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARS HOLDINGS CORPORATION
By:	/s/ WILLIAM K. PHELAN
Name: William K. Phelan Title: Vice President and Controller March 14, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

* AYLWIN B. LEWIS Aylwin B. Lewis	Director, Chief Executive Officer and President (principal executive officer)	March 14, 2006
* EDWARD S. LAMPERT Edward S. Lampert	Director and Chairman of the Board of Directors	March 14, 2006
* DONALD J. CARTY Donald J. Carty	Director	March 14, 2006
* WILLIAM C. CROWLEY William C. Crowley	Director, Executive Vice President and Chief Financial and Administrative Officer (principal financial officer)	March 14, 2006
* JULIAN C. DAY Julian C. Day	Director	March 14, 2006
* ALAN J. LACY Alan J. Lacy	Director and Vice Chairman	March 14, 2006
* MICHAEL A. MILES Michael A. Miles	Director	March 14, 2006
* STEVEN T. MNUCHIN Steven T. Mnuchin	Director	March 14, 2006
* RICHARD C. PERRY Richard C. Perry	Director	March 14, 2006
* ANN N. REESE Ann N. Reese	Director	March 14, 2006
* THOMAS J. TISCH Thomas J. Tisch	Director	March 14, 2006
* WILLIAM K. PHELAN William K. Phelan	Vice President and Controller (principal accounting officer)	March 14, 2006
By /s/ WILLIAM K. PHELAN * William K. Phelan Individually and as Attorney-in-fact

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of November 16, 2004, by and among Kmart Holding Corporation, Sears, Roebuck and Co., Sears Holdings Corporation, Kmart Acquisition Corp. and Sears Acquisition Corp. (incorporated by reference to Annex A to the joint proxy statement—prospectus in Part I of the Registrant's Registration Statement on Form S-4, file No. 333-120954).
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).
3.2	Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).
4.1	Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.
4.2	Investment Agreement (incorporated by reference to Exhibit 4.1 to Kmart Corporation's Current Report on Form 8-K, dated January 24, 2003, filed on January 28, 2003 (File No. 1-327)).
4.3
Amendment to Investment Agreement, dated as of February 21, 2003 (incorporated by reference to Exhibit 4.9 to Kmart Corporation's Annual Report on Form 10-K for the fiscal year ended January 29, 2003 (File No. 1-327)).
4.4
9% Convertible Subordinated Note issued by Kmart Holding Corporation to CRK Partners, L.P. (incorporated by reference to Exhibit 4.1 to Kmart Holding Corporation's Quarterly Report on Form 10-Q, for the fiscal quarter ended April 30, 2003 (File No. 000-50278)).
4.5
9% Convertible Subordinated Note issued by Kmart Holding Corporation to CRK Partners II, L.P. (incorporated by reference to Exhibit 4.2 to Kmart Holding Corporation's Quarterly Report on Form 10-Q, for the fiscal quarter ended April 30, 2003 (File No. 000-50278)).
4.6
9% Convertible Subordinated Note issued by Kmart Holding Corporation to ESL Institutional Partners, L.P. (incorporated by reference to Exhibit 4.3 to Kmart Holding Corporation's Quarterly Report on Form 10-Q, for the fiscal quarter ended April 30, 2003 (File No. 000-50278)).
4.7
9% Convertible Subordinated Note issued by Kmart Holding Corporation to ESL Investors, L.L.C. (incorporated by reference to Exhibit 4.4 to Kmart Holding Corporation's Quarterly Report on Form 10-Q, for the period ended April 30, 2003 (File No. 000-50278)).
4.8
Registration Rights Agreement, dated May 6, 2003, by and among Kmart Holding Corporation, ESL Investments, Inc. and Third Avenue Trust, on behalf of certain of its investment series (incorporated by reference to Exhibit 4.5 to Kmart Holding Corporation's Quarterly Report on Form 10-Q, for the fiscal quarter ended April 30, 2003 (File No. 000-50278)).
4.9
Kmart Creditor Trust Agreement, dated as of April 30, 2003, by and among Kmart Corporation, the other Affiliated Debtors party thereto and Douglas J. Smith, as Trustee (incorporated by reference to Exhibit 4.7 to Kmart Holding Corporation's Quarterly Report on Form 10-Q, for the fiscal quarter ended April 30, 2003 (File No. 000-50278)).

4.10
First Amendment to Kmart Creditor Trust Agreement, dated as of May 6, 2003, by and among Kmart Corporation, the other Affiliated Debtors party thereto and Douglas J. Smith, as Trustee (incorporated by reference to Exhibit 4.8 to Kmart Holding Corporation's Quarterly Report on Form 10-Q, for the fiscal quarter ended April 30, 2003 (File No. 000-50278)).
10.1
Registrant's 2005 Senior Executive Long-Term Incentive Program (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K/A (Amendment No. 1) dated September 29, 2005 (File No. 000-51217)).**
10.2
First Amendment to Registrant's 2005 Senior Executive Long-Term Incentive Program (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated September 16, 2005 (File No. 000-51217)).**
10.3
Registrant's Senior Executive SHC 2005 Annual Incentive Plan Document (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K, dated April 26, 2005, filed on April 29, 2005 (File No. 000-51217)).**
10.4
Description of Sears, Roebuck and Co.'s Supplemental Life Insurance Plan, amended as of December 31, 1986 (incorporated by reference to the second and third full paragraphs on page 10 of Sears Roebuck and Co.'s Proxy Statement dated March 26, 1987 (File No. 1-416)).**
10.5
Sears Roebuck and Co.'s Supplemental Retirement Income Plan, as amended and restated effective March 25, 1997 (incorporated by reference to Exhibit 10.(ii)(11) to Sears, Roebuck and Co.'s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 1-416)).**
10.6
Amendment to Sears, Roebuck and Co.'s Executive Retirement Plan Arrangements, effective as of March 24, 1997 (incorporated by reference to Exhibit 10.2 to Sears, Roebuck and Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 (File No. 1-416)).**
10.7
Kmart Holding Corporation Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to Kmart Holding Corporation's Quarterly Report on Form 10-Q, for the fiscal quarter ended July 30, 2003 (File No. 000-50278)).**
10.8
Form of Kmart Holding Corporation Long Term Incentive Award Agreement (incorporated by reference to Exhibit 10.9 to Kmart Holding Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2003 (File No. 000-50278) ).**
10.9
Amended and Restated Employment Agreement dated as of March 24, 2005 between Sears Holdings Corporation and Aylwin B. Lewis (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 30, 2005 (File No. 000-51217)).**
10.10
Form of Nonqualified Stock Option Agreement between Kmart Holding Corporation and Aylwin B. Lewis (incorporated by reference to Exhibit 4.4 to Registrant's Post-Effective Amendment No. 1 on Form S-8, filed on March 24, 2005 (File No. 333-123544) ).**
10.11
Form of Restricted Share Agreement between Kmart Holding Corporation and Aylwin B. Lewis (incorporated by reference to Exhibit 4.5 to Registrant's Post-Effective Amendment No. 1 on Form S-8, filed on March 24, 2005 (File No. 333-123544)).**
10.12
Form of Restricted Share Agreement between Kmart Holding Corporation and Aylwin B. Lewis (incorporated by reference to Exhibit 4.6 to Registrant's Post-Effective Amendment No. 1 on Form S-8, filed on March 24, 2005 (File No. 333-123544)).**

10.13
Amended and Restated Employment Agreement, dated September 7, 2005, between the Registrant and Alan J. Lacy (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated September 8, 2005 (File No. 000-51217) ).**
10.14
Nonqualified Stock Option Agreement, dated as of March 28, 2005, between Sears Holdings Corporation and Alan Lacy (incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 30, 2005 (File No. 000-51217)).**
10.15
Restricted Share Agreement, dated as of March 28, 2005, between Sears Holdings Corporation and Alan J. Lacy (incorporated by reference to Exhibit 10.7 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 30, 2005 (File No. 000-51217)).**
*10.16	Letter from Registrant to W. Bruce Johnson relating to employment dated February 3, 2006.**
10.17
Kmart Management Corporation Restricted Stock Agreement with W. Bruce Johnson (incorporated by reference to Exhibit 10.4 to Kmart Holding Corporation's Quarterly Report on Form 10-Q, for the fiscal quarter ended October 29, 2003 (File No. 000-50278)).**
*10.18	Letter from Registrant to Mark C. Good relating to employment dated February 14, 2005.**
*10.19	Letter from Registrant to Peter J. Whitsett relating to employment dated March 3, 2005.**
*10.20	Letter from Registrant to Daniel F. Laughlin relating to employment dated April 19, 2005.**
10.21
Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10(c) to Registrant's Current Report on Form 8-K, dated April 26, 2005, filed on April 29, 2005 (File No. 000-51217) ).**
10.22
Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10(d) to Registrant's Current Report on Form 8-K, dated April 26, 2005, filed on April 29, 2005 (File No. 000-51217) ).**
10.23
Form of Non-Compete/Change of Control Agreement for Executive Officers of Sears, Roebuck and Co. (incorporated by reference to Exhibit 10 to Sears, Roebuck and Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999 (File No. 1-416)).**
10.24
Form of Executive Non-Disclosure and Non-Solicitation of Employees Agreement and Form of Executive Severance/Non-Compete Agreement for Executive Officers of Sears, Roebuck and Co. (incorporated by reference to Exhibit 10.(ii)(26) to Sears, Roebuck and Co.'s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 1-416)).**
10.25
Revised Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005 (File No. 000-51217)).**
10.26
Revised Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005 (File No. 000-51217)).**
10.27	Sears Holdings Corporation Director Compensation Program (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated September 29, 2005 (File No. 000-51217)).**
10.28
Letter of Credit Agreement, dated as of August 13, 2004 among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks (incorporated by reference to Exhibit 10.3 to Kmart Holding Corporation's Quarterly Report on Form 10-Q, for the fiscal quarter ended July 28, 2004 (File No. 000-50278)).

10.29
First Amendment to Letter of Credit Agreement, dated as of August 13, 2004 among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks (incorporated by reference to Exhibit 10.3 to the Kmart Holding Corporation's Quarterly Report on Form 10-Q, for the fiscal quarter ended October 27, 2004 (File No. 000-50278)).
10.30
Second Amendment to Letter of Credit Agreement, dated as of December 23, 2004, among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks (incorporated by reference to Exhibit 10.36 to the Kmart Holding Corporation's Annual Report on Form 10-K, for the fiscal year ended January 26, 2005 (File No. 000-50278)).
10.31
Guarantee executed by Sears, Roebuck and Co. under the Indenture, dated as of May 15, 1995, between Sears Roebuck Acceptance Corp. and JP Morgan Chase Bank (successor to The Chase Manhattan Bank, N.A.), as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 (incorporated by reference to Exhibit 4(g) to Sears Roebuck Acceptance Corp.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-4040)).
10.32
Guarantee executed by Sears, Roebuck and Co. under the Indenture, dated as of October 1, 2002, between Sears Roebuck Acceptance Corp. and BNY Midwest Trust Company, as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 (incorporated by reference to Exhibit 4(h) to Sears Roebuck Acceptance Corp.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-4040)).
10.33
Guarantee dated as of November 3, 2003 by Sears, Roebuck and Co. of the commercial paper master notes of Sears Roebuck Acceptance Corp. (incorporated by reference to Exhibit 10.38 to Sears, Roebuck and Co.'s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 1-416).
10.34
Five-Year Credit Agreement, dated as of February 22, 2005 (the "Credit Agreement"), among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation as Borrowers, the Initial Lenders named therein, Citicorp USA, Inc. and Bank of America, N.A., as Syndication Agents, Barclays Bank PLC, Lehman Commercial Paper Inc., HSBC Bank USA, Merrill Lynch Bank USA, Morgan Stanley Bank, The Royal Bank of Scotland, PLC and Wachovia Bank National Association, the Documentation Agents, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10(a) to Sears Roebuck Acceptance Corp.'s current report on Form 8-K dated February 22, 2005, filed on February 28, 2005 (File No. 1-4040)).
*10.35
First Amendment, dated as of November 4, 2005, to the Credit Agreement, among the Registrant, Sears Roebuck Acceptance Corp., Kmart Corporation, the Lenders party thereto, certain other parties, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.
10.36
Guarantee and Collateral Agreement dated March 24, 2005 by and among the Registrant, Sears, Roebuck and Co., and certain other affiliates of the Company (incorporated by reference to Exhibit 10.36 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005 (File No. 000-51217)).
10.37
Purchase, Sale and Servicing Transfer Agreement, dated as of July 15, 2003, by and among Sears, Roebuck and Co., certain subsidiaries of Sears, Roebuck and Co. and Citicorp (incorporated by reference to Exhibit 10.1 to Sears, Roebuck and Co.'s Current Report on Form 8-K dated July 15, 2003).

10.38
Amendment No. 1, dated as of November 3, 2003, to the Purchase, Sale and Servicing Transfer Agreement, by and among Sears, Roebuck and Co., certain subsidiaries of Sears, Roebuck and Co. and Citicorp (incorporated by reference to Exhibit 2(b) to Sears, Roebuck and Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-416)).
10.39
Amended and Restated Program Agreement, dated as of July 15, 2003, amended and restated as of November 3, 2003, by and between Sears, Roebuck and Co., Sears Intellectual Property Management Company and Citibank (USA) N.A. (incorporated by reference to Exhibit 10(a) to Sears, Roebuck and Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-416).
10.40
Terms Sheet For Revision of Program Agreement Between Sears, Roebuck and Co. and Citibank USA, N.A., dated April 29, 2005 (incorporated by reference to Exhibit 10.40 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005 (File No. 000-51217)).
10.41
Master Services Agreement between Sears, Roebuck and Co. and Computer Sciences Corporation dated as of June 1, 2004 (incorporated by reference to Exhibit 10(c) to Sears, Roebuck and Co.'s Quarterly Report on Form 10-Q/A (Amendment No. 2) for the quarter ended July 3, 2004 (File No. 1-416)).
10.42
Agreement, dated January 31, 2005, among Kmart Holding Corporation, the Registrant, ESL Partners, L.P., ESL Investors, L.L.C., ESL Institutional Partners, L.P. and CRK Partners II, L.P. (incorporated by reference to Exhibit 99.1 to Kmart Holding Corporation's Current Report on Form 8-K, dated January 31, 2005 (File No. 000-50278)).
*10.43	Registrant's 2006 Long-Term Incentive Program**
*10.44	Registrant's 2006 Annual Incentive Plan Document**
*18.1	Letter regarding change in accounting principle
18.2
Letter regarding change in accounting principle (incorporated by reference to Exhibit 18 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005) (File No. 000-51217).
*21	Subsidiaries of Registrant
*23.1	Consent of Deloitte & Touche LLP.
*23.2	Consent of BDO Seidman, LLP.
*23.3	Consent of PricewaterhouseCoopers LLP.
*24	Power of Attorney of certain officers and directors of Registrant.
*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

**
A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4A. Executive Officers of the Registrant
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
PRO FORMA RECONCILIATION
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
SEARS HOLDINGS CORPORATION Consolidated Statements of Operations
SEARS HOLDINGS CORPORATION Consolidated Balance Sheets
SEARS HOLDINGS CORPORATION Consolidated Statements of Cash Flows
SEARS HOLDINGS CORPORATION Consolidated Statements of Shareholders' Equity (Deficit)
SEARS HOLDINGS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—BDO SEIDMAN, LLP
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—PRICEWATERHOUSECOOPERS LLP
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX