Form 10-K/A
period 2006-01-28
SEARS HOLDINGS CORP
filed 2006-03-17
CIK 1310067

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated By Reference

        Part III of this Form 10-K/A incorporates by reference certain information from the Registrant's proxy statement relating to its Annual Meeting of Stockholders to be held on April 12, 2006 (the "2006 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K/A relates.

Explanatory Note

        This Form 10-K/A (Amendment No. 1) is being filed to correct an error in the disclosure of rental expense for the 2005 fiscal year contained in Note 17 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2006. For ease of reference, this Amendment restates the Form 10-K in its entirety.

        The correction is reflected in the following table:

Rental Expense for Operating Leases—

	2005	2005
millions	(As previously reported)	(As restated)
Minimum rentals	$1,301	$895
Percentage rentals	49	43
Less—Sublease rentals	(52)	(52)

Total	$1,298	$886

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

        Changes in the carrying amount of goodwill by segment during fiscal 2005 are as follows:

	Sears Domestic	Sears Canada	Total
millions
Balance, beginning of year 2005	$—	$—	$—
Acquisition of Sears	1,585	99	1,684

Balance, end of year 2005	$1,585	$99	$1,684

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

(1)
The minimum pension liability, net of tax, was $110 million and $77 million as of January 28, 2006 and January 26, 2005, respectively.

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

        Plan assets were invested in the following classes of securities (none of which were securities of the Company):

	Plan Assets as of
	January 28, 2006	January 26, 2005
Equity securities	43%	42%
Fixed income and other debt securities	49	44
Other	8	14

Total	100%	100%

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

	2005	2004	39 Weeks Ended January 28, 2004
millions
Aggregate fair value of options granted based on weighted average fair value at date of grant	11	6	6
Aggregate intrinsic value of options exercised	145	N/A	N/A

        Changes in employee stock options for fiscal 2005, fiscal 2004, 39 weeks ended January 28, 2004 and 13 weeks ended April 30, 2003 were as follows:

	2005		2004		39 Weeks Ended January 28, 2004		13 Weeks Ended April 30, 2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning of year balance	1,318	$21.90	1,557	$13.33	—	$—	$44,885	$11.06
Granted	200	131.11	150	88.62	1,709	13.33	—	—
Exercised	(1,168)	13.33	—	—	—	—	—	—
Cancelled/Forfeited	—	—	(389)	13.33	(152)	13.33	(44,885)	11.06

End of year balance	350	$115.81	1,318	$21.90	1,557	$13.33	$—	$—

Exercisable	38	$88.62	1,168	$13.33	—	—	—	—
Fair value of options granted during the year		$131.11		$88.62		$13.33		$—

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

NOTE 14—INCOME TAXES

				Predecessor Company
	2005	2004	39 Week Ended January 28, 2004	13 Weeks Ended April 30, 2003
millions
Income (loss) before income taxes
U.S.	$1,467	$1,744	$364	$(851)
Foreign	498	31	14	(7)

Total	$1,965	$1,775	$378	$(858)

Income tax expense (benefit)
Current:
Federal	$251	$49	$4	$(6)
State and local	81	16	2	—
Foreign	214	7	1	—

Total	546	72	7	(6)

Deferred:
Federal	227	531	120	—
State and local	19	66	17	—
Foreign	(76)	—	—	—

	170	597	137	—

Total	$716	$669	$144	$(6)

				Predecessor Company
	2005	2004	39 Week Ended January 28, 2004	13 Weeks Ended April 30, 2003
Effective tax rate reconciliation
Federal income tax rate	35.0%	35.0%	35.0%	(35.0)%
State and local taxes net of federal tax benefit	3.3	3.0	3.0	(1.1)
Tax credits	(0.3)	(0.2)	(0.5)	(0.1)
Equity in net income of affiliated companies	(0.2)	(0.1)	(0.4)	(0.2)
Valuation allowance	—	—	—	34.5
Canada capital gain exemption	(3.0)	—	—	—
Other	1.6	—	1.0	1.2

	36.4%	37.7%	38.1%	(0.7)%

	January 28, 2006	January 26, 2005
millions
Deferred tax assets and liabilities
Deferred tax assets:
Federal benefit for state and foreign taxes	$92	$37
Accruals and other liabilities	290	408
Property and equipment	—	918
Capital leases	205	111
NOL carryforwards	636	214
State deferred taxes	—	312
OPEB	249	—
Pension/Minimum pension	623	—
Deferred revenue	626	—
Other	457	134

Total deferred tax assets	3,178	2,134
Valuation allowance	(330)	(1,249)

Net deferred tax assets	2,848	885

Deferred tax liabilities:
Tradenames/Intangibles	1,334	—
Property and equipment	479	—
Deferred acquisition costs	394	—
Inventory	245	9
Investments	162	—
Deferred gains	—	116
Other	80	1

Total deferred tax liabilities	2,694	126

Net deferred tax asset	$154	$759

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

NOTE 17—LEASES (RESTATED)

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

        Rental Expense for Operating Leases—Subsequent to the issuance of the Company's 2005 financial statements, the Company discovered an error in the amount of rental expense disclosed for 2005, which has been corrected in the table below.

	2005	2004	39 Weeks Ended January 28, 2004	13 Weeks Ended April 30, 2003
millions
Minimum rentals	$895	$526	$402	$141
Percentage rentals	43	10	17	6
Less—Sublease rentals	(52)	(146)	(125)	(54)

Total	$886	$390	$294	$93

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

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

        In addition, based on that evaluation, no changes in the Company's internal control over financial reporting have occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Name: William K. Phelan Title: Vice President and Controller March 16, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

* AYLWIN B. LEWIS Aylwin B. Lewis	Director, Chief Executive Officer and President (principal executive officer)	March 16, 2006
* EDWARD S. LAMPERT Edward S. Lampert	Director and Chairman of the Board of Directors	March 16, 2006
* DONALD J. CARTY Donald J. Carty	Director	March 16, 2006
* WILLIAM C. CROWLEY William C. Crowley	Director, Executive Vice President and Chief Financial and Administrative Officer (principal financial officer)	March 16, 2006
* JULIAN C. DAY Julian C. Day	Director	March 16, 2006
* ALAN J. LACY Alan J. Lacy	Director and Vice Chairman	March 16, 2006
* MICHAEL A. MILES Michael A. Miles	Director	March 16, 2006
* STEVEN T. MNUCHIN Steven T. Mnuchin	Director	March 16, 2006
* RICHARD C. PERRY Richard C. Perry	Director	March 16, 2006
* ANN N. REESE Ann N. Reese	Director	March 16, 2006
* THOMAS J. TISCH Thomas J. Tisch	Director	March 16, 2006
* WILLIAM K. PHELAN William K. Phelan	Vice President and Controller (principal accounting officer)	March 16, 2006
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
10.1
Registrant's 2005 Senior Executive Long-Term Incentive Program (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K/A (Amendment No. 1) dated September 29, 2005 (File No. 000-51217)).**
10.2
First Amendment to Registrant's 2005 Senior Executive Long-Term Incentive Program (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated September 16, 2005 (File No. 000-51217)).**
10.3
Registrant's Senior Executive SHC 2005 Annual Incentive Plan Document (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K, dated April 26, 2005, filed on April 29, 2005 (File No. 000-51217)).**
10.4
Description of Sears, Roebuck and Co.'s Supplemental Life Insurance Plan, amended as of December 31, 1986 (incorporated by reference to the second and third full paragraphs on page 10 of Sears Roebuck and Co.'s Proxy Statement dated March 26, 1987 (File No. 1-416)).**
10.5
Sears Roebuck and Co.'s Supplemental Retirement Income Plan, as amended and restated effective March 25, 1997 (incorporated by reference to Exhibit 10.(ii)(11) to Sears, Roebuck and Co.'s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 1-416)).**
10.6
Amendment to Sears, Roebuck and Co.'s Executive Retirement Plan Arrangements, effective as of March 24, 1997 (incorporated by reference to Exhibit 10.2 to Sears, Roebuck and Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 (File No. 1-416)).**
10.7
Kmart Holding Corporation Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to Kmart Holding Corporation's Quarterly Report on Form 10-Q, for the fiscal quarter ended July 30, 2003 (File No. 000-50278)).**
10.8
Form of Kmart Holding Corporation Long Term Incentive Award Agreement (incorporated by reference to Exhibit 10.9 to Kmart Holding Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2003 (File No. 000-50278) ).**
10.9
Amended and Restated Employment Agreement dated as of March 24, 2005 between Sears Holdings Corporation and Aylwin B. Lewis (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 30, 2005 (File No. 000-51217)).**
10.10
Form of Nonqualified Stock Option Agreement between Kmart Holding Corporation and Aylwin B. Lewis (incorporated by reference to Exhibit 4.4 to Registrant's Post-Effective Amendment No. 1 on Form S-8, filed on March 24, 2005 (File No. 333-123544) ).**
10.11
Form of Restricted Share Agreement between Kmart Holding Corporation and Aylwin B. Lewis (incorporated by reference to Exhibit 4.5 to Registrant's Post-Effective Amendment No. 1 on Form S-8, filed on March 24, 2005 (File No. 333-123544)).**
10.12
Form of Restricted Share Agreement between Kmart Holding Corporation and Aylwin B. Lewis (incorporated by reference to Exhibit 4.6 to Registrant's Post-Effective Amendment No. 1 on Form S-8, filed on March 24, 2005 (File No. 333-123544)).**

10.13
Amended and Restated Employment Agreement, dated September 7, 2005, between the Registrant and Alan J. Lacy (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated September 8, 2005 (File No. 000-51217) ).**
10.14
Nonqualified Stock Option Agreement, dated as of March 28, 2005, between Sears Holdings Corporation and Alan Lacy (incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 30, 2005 (File No. 000-51217)).**
10.15
Restricted Share Agreement, dated as of March 28, 2005, between Sears Holdings Corporation and Alan J. Lacy (incorporated by reference to Exhibit 10.7 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 30, 2005 (File No. 000-51217)).**
10.16
Letter from Registrant to W. Bruce Johnson relating to employment dated February 3, 2006 (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K, for the fiscal year ended January 28, 2006 (the "2005 10-K")) (File No. 000-51217).**
10.17
Kmart Management Corporation Restricted Stock Agreement with W. Bruce Johnson (incorporated by reference to Exhibit 10.4 to Kmart Holding Corporation's Quarterly Report on Form 10-Q, for the fiscal quarter ended October 29, 2003 (File No. 000-50278)).**
10.18	Letter from Registrant to Mark C. Good relating to employment dated February 14, 2005 (incorporated by reference to Exhibit 10.18 to the 2005 10-K) (File No. 000-51217).**
10.19	Letter from Registrant to Peter J. Whitsett relating to employment dated March 3, 2005 (incorporated by reference to Exhibit 10.19 to the 2005 10-K) (File No. 000-51217).**
10.20	Letter from Registrant to Daniel F. Laughlin relating to employment dated April 19, 2005 (incorporated by reference to Exhibit 10.20 to the 2005 10-K) (File No. 000-51217).**
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
10.35
First Amendment, dated as of November 4, 2005, to the Credit Agreement, among the Registrant, Sears Roebuck Acceptance Corp., Kmart Corporation, the Lenders party thereto, certain other parties, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.35 to the 2005 10-K) (File No. 000-51217).
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
10.43	Registrant's 2006 Long-Term Incentive Program (incorporated by reference to Exhibit 10.43 to the 2005 10-K) (File No. 000-51217).**
10.44	Registrant's 2006 Annual Incentive Plan Document (incorporated by reference to Exhibit 10.44 to the 2005 10-K) (File No. 000-51217).**
18.1	Letter regarding change in accounting principle (incorporated by reference to Exhibit 18.1 to the 2005 10-K) (File No. 000-51217).
18.2
Letter regarding change in accounting principle (incorporated by reference to Exhibit 18 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005) (File No. 000-51217).
21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the 2005 10-K) (File No. 000-51217).
*23.1	Consent of Deloitte & Touche LLP.
*23.2	Consent of BDO Seidman, LLP.
*23.3	Consent of PricewaterhouseCoopers LLP.
24	Power of Attorney of certain officers and directors of Registrant (incorporated by reference to Exhibit 24 to the 2005 10-K) (File No. 000-51217).

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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