Form 10-Q
period 2006-04-29
SEARS HOLDINGS CORP
filed 2006-06-08
CIK 1310067

United States
Securities And Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 Or 15(D) Of The
Securities Exchange Act Of 1934 For The
Quarterly Period Ended April 29, 2006

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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
As of May 27, 2006, the Registrant had 156,433,260 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended April 29, 2006 and April 30, 2005

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

millions, except per share data	13 Weeks Ended
	April 29,	April 30,
	2006	2005

REVENUES

Merchandise sales and services	$11,998	$7,617
Credit and financial products revenues	—	9

Total revenues	11,998	7,626

COSTS AND EXPENSES

Cost of sales, buying and occupancy	8,665	5,655
Selling and administrative	2,721	1,715
Depreciation and amortization	289	107
Provision for uncollectible credit card accounts	—	1
Gain on sales of assets	(17)	(6)
Restructuring charges	9	3

Total costs and expenses	11,667	7,475

Operating income	331	151
Interest expense, net	47	42
Bankruptcy-related recoveries	(1)	(17)
Other income	(11)	(9)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	296	135
Income taxes	118	52
Minority interest	(2)	2

Income before cumulative effect of change in accounting principle	180	81
Cumulative effect of change in accounting principle, net of tax	—	(90)

NET INCOME (LOSS)	$180	$(9)

EARNINGS (LOSS) PER COMMON SHARE

BASIC
Earnings per share before cumulative effect of change in accounting principle	$1.14	$0.66
Cumulative effect of change in accounting principle	—	(0.73)

Earnings (loss) per share	$1.14	$(0.07)

DILUTED
Earnings per share before cumulative effect of change in accounting principle	$1.14	$0.65
Cumulative effect of change in accounting principle	—	(0.72)

Earnings (loss) per share	$1.14	$(0.07)

Basic weighted average common shares outstanding	158.0	122.0

Diluted weighted average common shares outstanding	158.0	124.8
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets

	(Unaudited)
millions, except per share data	April 29,	April 30,	January 28,
	2006	2005	2006

ASSETS
Current assets
Cash and cash equivalents	$3,182	$1,882	$4,440
Credit card receivables	—	1,051	—
Accounts receivable	811	638	811
Merchandise inventories	9,581	9,476	9,068
Prepaid expenses and other current assets	409	581	372
Deferred income taxes	590	574	516

Total current assets	14,573	14,202	15,207

Property and equipment, net	9,490	10,141	9,823
Goodwill	1,797	2,057	1,684
Tradenames and other intangible assets	3,453	3,866	3,448
Other assets	578	630	411

TOTAL ASSETS	$29,891	$30,896	$30,573

LIABILITIES
Current liabilities
Short-term borrowings	$134	$246	$178
Current portion of long-term debt and capitalized lease obligations	215	748	570
Merchandise payables	3,634	3,660	3,458
Income taxes payable	427	464	449
Other current liabilities	3,873	3,298	3,917
Unearned revenues	1,053	1,103	1,047
Other taxes	646	708	731

Total current liabilities	9,982	10,227	10,350

Long-term debt and capitalized lease obligations	3,510	3,438	3,268
Pension and postretirement benefits	2,392	2,607	2,421
Minority interest and other liabilities	2,633	3,463	2,923

Total Liabilities	18,517	19,735	18,962

SHAREHOLDERS’ EQUITY
Preferred stock, 20 shares authorized; no shares outstanding	—	—	—
Common stock $0.01 par value; 500 shares authorized; 156, 165, and 160 shares outstanding, respectively	2	2	2
Capital in excess of par value	10,264	9,907	10,258
Retained earnings	2,378	1,331	2,198
Treasury stock — at cost	(1,057)	(6)	(642)
Accumulated other comprehensive loss	(213)	(73)	(205)

Total Shareholders’ Equity	11,374	11,161	11,611

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,891	$30,896	$30,573

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
Millions	April 29,	April 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$180	$(9)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	289	107
Cumulative effect of change in accounting principle, net of tax	—	90
Gain on sales of assets	(17)	(6)
Gain on bankruptcy related settlements	(1)	(17)
Net cash received from bankruptcy related settlements	1	19
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(81)	(151)
Credit card receivables	—	1
Merchandise inventories	(517)	(218)
Merchandise payables	176	136
Income and other taxes	(123)	111
Other operating assets	12	(69)
Other operating liabilities (1) (2)	(265)	(259)

Net cash used in operating activities	(346)	(265)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(277)	(1,021)
Proceeds from sales of property and investments	30	10
Purchases of property and equipment	(80)	(66)

Net cash used in investing activities	(327)	(1,077)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	260	—
Repayments of long-term debt	(385)	(12)
Decrease in short-term borrowings, primarily 90 days or less	(44)	(346)
Purchase of Treasury stock	(413)	—
Income tax benefit on nonqualified stock options	—	46
Proceeds from the exercise of stock options	—	97

Net cash used in financing activities	(582)	(215)

Effect of exchange rate changes on cash and cash equivalents	(3)	4

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,258)	(1,553)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,440	3,435

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,182	1,882

SUPPLEMENTAL DISCLOSURE ABOUT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Bankruptcy related settlements resulting in the receipt of treasury stock	$—	$13
Conversion of 9% convertible note	—	63
Supplemental Cash Flow Data:
(1)Income taxes paid	232	62
(2)Cash interest paid	58	19
See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Sears Holdings Corporation (“Holdings” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), which was completed on March 24, 2005. The Company is a broadline retailer with approximately 2,300 full-line and 1,100 specialty retail stores in the United States operating through Kmart and Sears and approximately 380 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 70%-owned subsidiary.
For accounting purposes, the Merger has been treated as a purchase business combination, with Kmart acquiring Sears. Accordingly, the historical financial statements of Kmart serve as the historical financial statements of Holdings, the registrant. The results of Sears are included in the condensed consolidated financial statements subsequent to the Merger date. Thus, the accompanying condensed consolidated statements of operations and cash flows for the 13-week period ended April 30, 2005 include approximately five weeks of Sears’ results and 13 weeks of Kmart’s results. See Note 2 for summary unaudited pro forma information and details on the purchase accounting applied to the Merger.
Effective March 23, 2005, the Company changed its fiscal year end from the last Wednesday in January to the Saturday closest to January 31st. As the change in fiscal year end reflected a change of only three days, the historical financial statements have not been recast to reflect this change. Sears Canada’s fiscal year end is the Saturday closest to December 31st. The results of operations for Sears Canada are reported to Holdings on a one-month lag. Accordingly, the condensed consolidated statements of operations and cash flows for the 13-week period ended April 30, 2005 include nine days of operating results for Sears Canada, from March 25, 2005 through April 2, 2005.
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
Readers of these interim period statements should refer to the audited consolidated financial statements and notes thereto, which are included in Sears Holdings’ Annual Report on Form 10-K/A for its fiscal year ended January 28, 2006.
As a result of conforming financial statement classifications in connection with the Merger, certain prior period amounts have been reclassified to conform to the current interim period presentation.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the Merger has been treated as a purchase business combination for accounting purposes, with Kmart designated as the acquirer. In identifying Kmart as the acquiring entity, the companies took into account the relative share ownership of the Company after the Merger, the composition of the governing body of the combined entity and the designation of certain senior management positions. Accordingly, the historical financial statements of Kmart serve as the historical financial statements of Holdings. The Company completed the purchase price allocation for the Merger during the first quarter of fiscal 2006. As a result, goodwill attributable to the Merger increased by approximately $37 million during the first quarter of fiscal 2006, primarily based on the receipt of additional information regarding the fair values of certain properties and certain pre-acquisition legal contingencies. The following summarizes the assets acquired and liabilities assumed as of the March 24, 2005 Merger date, based on the final purchase price allocation.
millions

Cash	$4,351
Merchandise inventories	6,134
Other current assets	1,977
Property and equipment	9,731
Goodwill	1,721
Tradenames and other intangible assets	3,914
Other assets	475

Total assets acquired	$28,303

Merchandise payables, accrued expenses and other current liabilities	$6,784
Unearned revenues (including non-current portion)	1,896
Total debt and capital leases	4,421
Deferred income taxes	658
Pension and postretirement benefits	1,647
Minority interest and other liabilities	1,035

Total liabilities assumed	$16,441

Net assets acquired	$11,862

The Company has allocated approximately $3.9 billion to identifiable intangible assets, of which approximately $2.8 billion relates to the indefinite-lived tradenames of Sears, Kenmore, Craftsman, Lands’ End and DieHard. These indefinite-lived tradenames are not subject to amortization as management expects these tradenames to generate cash flows indefinitely. The remaining intangible assets of $1.1 billion include finite-lived tradenames, favorable leases, contractual arrangements and customer lists, and will be amortized over their estimated useful lives, with a weighted-average life of nine years. The Company recorded $25 million of amortization expense for

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the 13-week period ended April 29, 2006 related to its amortizable intangible assets. Annual amortization expense for each of the next five fiscal years is estimated to be $102 million per year.
Selected Unaudited Pro Forma Combined Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations of Kmart and Sears for the 13-week period ended April 30, 2005 as though the Merger had occurred as of the beginning of fiscal 2004. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of the period presented, or that may result in the future. In addition, Holdings is realizing operating synergies as a result of the Merger. The following unaudited pro forma financial information has not been adjusted to reflect operating efficiencies realized as a result of the Merger.

13 weeks ended
April 30,
2005(1)
millions, except per share data	Pro forma

Revenues	$12,763

Operating income	$100

Income before cumulative effect of change in accounting principle	$12

Net loss	$(78)

Diluted earnings per share before cumulative effect of change in accounting principle	$0.07

Diluted loss per share	$(0.48)

(1)	Includes $34 million of transaction costs and $3 million of integration costs related to the Merger.
NOTE 3 — ACQUISITION OF MINORITY INTEREST IN SEARS CANADA
During the first quarter of fiscal 2006, the Company increased its majority interest in Sears Canada from 54% to 70% by acquiring 17.8 million common shares of Sears Canada pursuant to its take-over bid for Sears Canada, first announced in December 2005. The Company intends to acquire 100% ownership in Sears Canada by way of this take-over bid, and has offered C$18.00 (Canadian dollars) per share, or approximately C$576 million ($498 million U.S. dollars), for the remaining 30% minority interest. The take-over bid is open for acceptance until August 31, 2006. As a result of the decisions to support the transaction by holders of a majority of the shares not owned by the Company or its affiliates prior to the commencement of the take-over bid, the Company believes that it has sufficient shares to assure the completion of a going-private transaction and ownership of 100% of the outstanding shares of Sears Canada in December 2006. On May 17, 2006, the Ontario Securities Commission issued a notice that it will hold a hearing on July 5, 2006, to address various matters relating to the take-over bid.
The Company paid a total of $277 million for the additional 17.8 million common shares acquired during the first quarter of fiscal 2006, including $158 million for 10.2 million shares acquired in March 2006 and $119 million for 7.6 million shares acquired in April 2006. The Company has accounted for the acquisition of additional interests in Sears Canada as a purchase business combination for accounting purposes. As Sears Canada’s results are reported to Holdings on a one-month lag, Holdings’ condensed consolidated balance sheet

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
as of April 29, 2006, includes the balance sheet of Sears Canada as of April 1, 2006. Accordingly, the $119 million payment for shares acquired during April 2006 is presented in Other assets on the Holdings April 29, 2006 condensed consolidated balance sheet. The $158 million paid for shares acquired in March 2006 has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, March 20, 2006. Total consideration for the additional interest acquired in March 2006 exceeded the associated proportionate pre-acquisition carrying value for Sears Canada by approximately $94 million. The Company estimates that this excess is allocable to real property ($3 million), trademarks and other identifiable intangible assets ($31 million), goodwill ($76 million) and other assets and liabilities ($-16 million). This purchase price allocation is preliminary and further refinements may be necessary. The acquisition of the additional interest in Sears Canada was not material to the Company’s operations or financial position.
NOTE 4 — CHANGE IN ACCOUNTING PRINCIPLE
Effective January 27, 2005, the Company changed its method of accounting for certain indirect buying, warehousing and distribution costs. Prior to this change, the Company had included indirect buying, warehousing and distribution costs as inventoriable costs. Beginning in fiscal 2005, such costs have been expensed as incurred, which is the method of accounting previously followed by Sears. The Company believes that this change provides a better measurement of operating results in light of changes to the Company’s supply chain to realize cost savings from the Merger, the closure of certain facilities and the combined capacity of the existing distribution and headquarters facilities. In accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes”, changes in accounting policy to conform the acquirer’s policy to that of the acquired entity are treated as a change in accounting principle. The indirect buying, warehousing and distribution costs that were capitalized to inventory as of January 26, 2005 have been reflected in the condensed consolidated statement of operations for the 13-week period ended April 30, 2005 as a cumulative effect of change in accounting principle in the amount of $90 million net of income taxes of $58 million.
NOTE 5 — RESTRUCTURING ACTIVITIES
During fiscal 2005, the Company initiated a number of restructuring activities including actions to integrate the home office functions of Kmart and Sears Domestic and align its workforce accordingly. Approximately 1,435 Kmart associates were notified that their positions had been relocated, were under review, or had been eliminated, and approximately 780 former Sears employees were notified of the decision to eliminate their positions in connection with the home office integration efforts. Also during the third quarter of fiscal 2005, Sears Canada implemented a series of productivity improvement initiatives, which included a workforce reduction of approximately 1,200 associates.
As of April 29, 2006, all actions related to these activities have been substantially completed. The remaining costs to be incurred will be recognized over the associates’ remaining service periods in accordance with SFAS No. 146, “Accounting for Costs Associated with Disposal and Exit Activities”. The remaining reserve balance of $30 million at April 29, 2006 represents payments to be made in the remainder of fiscal 2006 in accordance with the Company’s severance and relocation plans.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Following is a summary of the fiscal 2006 activity in the reserves established for these integration and productivity initiatives:

	Estimated	Cumulative	Ending
	Total	costs	Reserve			Ending
	Cumulative	recognized	Balance		Fiscal 2006	Reserve
	Costs to be	through April 29,	January 28,	Fiscal 2006	Cash	Balance April 29,
millions	Incurred	2006	2006	Additions	Payments	2006

Kmart	$63	$58	$21	$4	$8	$17
Sears Domestic	59	59	2	—	1	1
Sears Canada	72	62	13	5	6	12

Total	$194	$179	$36	$9	$15	$30

NOTE 6 — SALE OF SEARS CANADA CREDIT AND FINANCIAL SERVICES OPERATIONS
On November 15, 2005, Sears Canada completed the sale of substantially all of the assets and liabilities of its Credit and Financial Services operations to JPMorgan Chase & Co. (“JPMorgan Chase”) for approximately $2.0 billion in cash proceeds, net of securitized receivables and other related costs and taxes.
Prior to the sale of Sears Canada’s Credit and Financial Services operations, Sears Canada had securitized certain of its credit card receivables through trusts. Sears Canada sold undivided co-ownership interests in its portfolio of current and deferred charge accounts receivable to two separate trusts and retained the right to receive the income generated by the undivided co-ownership interests sold to the trusts in excess of the trusts’ stipulated share of service charge revenues. The securitization trusts were transferred to JPMorgan Chase in connection with the sale of this business. During fiscal 2005, the amounts recognized as income from the sale of the credit card receivables to the trusts were not material.
The Company’s condensed consolidated statements of operations and cash flows for the 13-week period ended April 30, 2005 includes the results of Sears Canada’s Credit and Financial Services operations from March 25, 2005 through April 2, 2005.
NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS
During the first quarter of fiscal 2006, the Company settled $800 million in Canadian notional value of foreign currency forward contracts that were used to hedge the Company’s net investment in Sears Canada against adverse changes in exchange rates. The Company paid $43 million to settle these contracts, representing the aggregate fair value of the settled forwards as of the respective settlement dates. For those contracts for which hedge accounting had been applied, the Company has recorded an offsetting amount of $48 million as a component of accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet. The Company recorded a gain of $5 million for the 13-week period ended April 29, 2006 for the remaining contracts, for which hedge accounting was not applied. This gain has been classified as part of Other income within the Company’s condensed consolidated statement of operations for the 13-week period ended April 29, 2006. Also, during the first quarter of fiscal 2006, the Company entered into a short-duration foreign currency forward contract totaling $135 million Canadian notional value designed to hedge the Company’s net investment in Sears Canada against adverse changes in exchange rates. This contract had a nominal fair value as of April 29, 2006. In addition, during the first quarter of fiscal 2006, Sears Canada entered into cross-currency interest rate swaps, with an aggregate notional principal amount equal to $260 million, designed to hedge certain U.S. dollar-denominated floating-rate debt issued by Sears Canada. These swaps mature in December 2012 and had a nominal fair value as of April 29, 2006.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 8 — BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
The following reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for the 13-week periods ended April 29, 2006 and April 30, 2005, respectively.

	13 Weeks Ended
	April 29,	April 30,
millions	2006	2005(1)

Basic weighted average common shares outstanding	158.0	122.0
Dilutive effect of stock options	—	2.8

Diluted weighted average common shares outstanding	158.0	124.8

(1)	The weighted average common shares outstanding amounts for the 13-week period ended April 30, 2005 utilize Kmart outstanding common shares for the period prior to the March 24, 2005 Merger.
NOTE 9 — CLAIMS RESOLUTION AND BANKRUPTCY-RELATED SETTLEMENTS
Claims Resolution
On May 6, 2003, Kmart Corporation (the “Predecessor Company”), a predecessor operating company of Kmart, emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws pursuant to the terms of a plan of reorganization (the “Plan of Reorganization”). The Predecessor Company is now an indirect, wholly-owned subsidiary of Holdings.
The Company continues to make progress in the reconciliation and settlement of various classes of claims associated with the discharge of the Predecessor Company’s liabilities subject to compromise pursuant to the Plan of Reorganization. Since June 30, 2003, the first distribution date established in the Plan of Reorganization, approximately 28 million shares of the 32 million shares set aside for distribution have been distributed to holders of Class 5 claims and approximately $4 million in cash has been distributed to holders of Class 7 claims. Due to the significant volume of claims filed to-date, it is premature to estimate with any degree of accuracy the ultimate allowed amount of such claims for each class of claims under the Plan of Reorganization. Accordingly, the Company’s current distribution reserve for Class 5 claim settlements is 5 percent of the total shares expected to be distributed. The remaining shares in the distribution reserve will be issued to claimants if, upon settlement of all claims, the ultimate amount allowed for Class 5 claims is consistent with the Plan of Reorganization. Differences between amounts filed and the Company’s estimates are being investigated and will be resolved in connection with its claims resolution process. The claims reconciliation process may result in material adjustments to current estimates of allowable claims and the distribution to claimants. The next scheduled distribution under the Plan of Reorganization is expected to commence on or about July 1, 2006.
Bankruptcy-Related Settlements
The Company recognized recoveries of $1 million for the 13-week period ended April 29, 2006, related to vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 10 — SHAREHOLDERS’ EQUITY
Share Repurchase Program
During the first quarter of fiscal 2006, the Company repurchased 3.3 million common shares at a total cost of $413 million, or an average price of $125.65 per share. As of April 29, 2006, the Company had remaining authorization to repurchase $497 million of common shares under its common share repurchase program. The repurchase program has no stated expiration date and the remaining shares may be purchased in the open market, through self-tender offers or through privately negotiated transactions.
Comprehensive Income and Accumulated Other Comprehensive Loss
The following table shows the computation of comprehensive income:

	13 Weeks Ended
	April 29,	April 30,
millions	2006	2005

Net income (loss)	$180	$(9)

Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	4

Total accumulated other comprehensive income (loss)	(8)	4

Total comprehensive income (loss)	$172	$(5)

The following table displays the components of accumulated other comprehensive loss:

	April 29,	April 30,	January 28,
millions	2006	2005	2006

Currency translation adjustments	(26)	4	(18)
Minimum pension liability, net of tax	(187)	(77)	(187)

Accumulated other comprehensive loss	$(213)	$(73)	$(205)

NOTE 11 — BENEFIT PLANS
Benefit Plans
The Company provides benefits to certain associates who are eligible under various defined benefit pension plans, contributory defined benefit pension plans and other postretirement plans, primarily retiree medical benefits. The following table summarizes the components of total net periodic benefit expense for the Company’s retirement plans:

	13 Weeks Ended
	April 29,	April 30,
millions	2006	2005

Components of net periodic expense:
Benefits earned during the period	$11	$8
Interest costs	108	60
Expected return on plan assets	(107)	(53)

Net periodic expense	$12	$15

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Expense associated with the Sears benefit plans is included in the condensed consolidated financial statements subsequent to the effective date of the Merger.
Contributions
No contributions were made to the Kmart and Sears domestic pension plans for the 13-week period ended April 29, 2006. The Company expects to make contributions of $136 million and $162 million over the remainder of fiscal 2006 to the Kmart and Sears domestic pension plans, respectively.
NOTE 12 — INCOME TAXES
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
During the first quarter of fiscal 2005, the Company recognized a reversal of approximately $1.1 billion of its pre-Merger deferred income tax valuation allowance as a result of the Merger and the combined tax attributes resulting from it. SFAS No. 109 requires that this reversal be included in the Company’s purchase accounting adjustments as a reduction to goodwill attributable to the Merger. Given the Company’s current and forecasted levels of profitability, as well as its ability to realize the deferred tax assets through tax strategies if necessary, management believes that a significant portion of the deferred tax asset will more likely than not be realized.
In connection with the Merger, deferred tax assets of $350 million were recorded related to state net operating losses (“NOLs”) of Sears. A valuation allowance of $330 million was recorded with respect to this deferred tax asset. As a result, the Company recognized a net deferred tax asset of $20 million in conjunction with the initial purchase price allocation related to the Merger. The Company will continue to assess the likelihood of realization of these state deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized. To the extent that these valuation allowances are reversed in the future, such effects would be recorded as a decrease to goodwill.
NOTE 13 — SUMMARY OF SEGMENT DATA
Holdings has integrated many Kmart and Sears store-support functions to more efficiently serve both formats; however, for purposes of reviewing operating performance and making asset-allocation decisions, senior management has continued to utilize principally the reporting structures that existed independently for Kmart and Sears prior to the Merger. As a result, the Company has three reportable segments: Kmart, Sears Domestic and Sears Canada. The accompanying summary of segment data for the 13-week period ended April 30, 2005 includes the results of operations of Sears subsequent to March 24, 2005, the date of the Merger. Sears Canada’s results are reported to Holdings on a one-month lag. Therefore, the results of operations for the 13-week periods ended April 29, 2006 and April 30, 2005 include operating results for Sears Canada for the period from January 1, 2006 to April 1, 2006 and March 25, 2005 to April 2, 2005, respectively.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the 13 Weeks Ended
	April 29, 2006
				Sears
	Kmart	Sears		Holdings
millions		Domestic	Canada

Merchandise sales and services	$4,254	$6,697	$1,047	$11,998

Costs and expenses
Cost of sales, buying and occupancy	3,241	4,661	763	8,665
Selling and administrative	855	1,620	246	2,721
Depreciation and amortization	15	240	34	289
Gain on sales of assets	(17)	—	—	(17)
Restructuring charges	4	—	5	9

Total costs and expenses	4,098	6,521	1,048	11,667

Operating income (loss)	$156	$176	$(1)	$331

Total assets	$7,126	$19,752	$3,013	$29,891

	For the 13 Weeks Ended
	April 30, 2005
				Sears
	Kmart	Sears		Holdings
millions		Domestic	Canada

Merchandise sales and services	$4,522	$3,001	$94	$7,617
Credit and financial products revenues	—	—	9	9

Total revenues	4,522	3,001	103	7,626

Costs and expenses
Cost of sales, buying and occupancy	3,462	2,124	69	5,655
Selling and administrative	944	744	27	1,715
Depreciation and amortization	10	92	5	107
Provision for uncollectible accounts	—	—	1	1
Gain on sales of assets	(6)	—	—	(6)
Restructuring charges	3	—	—	3

Total costs and expenses	4,413	2,960	102	7,475

Operating income	$109	$41	$1	$151

Total assets	$7,229	$19,822	$3,845	$30,896

NOTE 14 — LEGAL PROCEEDINGS
Pending against Sears and certain of its officers and directors are a number of lawsuits, described below, that relate to Sears’ credit card business and public statements about it. The Company believes that all of these claims lack merit and, except as noted below, is defending against them vigorously.
•	On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears and certain current and former officers alleging that certain public announcements by Sears concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and certified the consolidated action as a class action. On May 17, 2006, defendants entered into a memorandum of understanding with the lead plaintiff, providing for settlement of the action. Under the settlement, Sears is required to make a payment of $215 million.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Sears has made claims under relevant insurance policies, and expects that, after giving effect to anticipated insurance proceeds, the cash payment for settlement by Sears will be approximately $85 million on a pre-tax basis. The settlement is subject to judicial approval. In agreeing to the settlement, defendants did not admit any wrongdoing and deny committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation.

•	On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears, certain officers and directors, and alleged fiduciaries of Sears’ 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in Sears’ common shares and alleged communications made to Plan participants regarding Sears’ financial condition. The Court has consolidated these actions and certified the consolidated action as a class action. Discovery is underway. The trial is scheduled to begin in April 2007.

•	On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York (the “New York Court”) against Sears (as a nominal defendant) and certain current and former directors seeking damages on behalf of Sears. The complaint purports to allege a breach of fiduciary duty by the directors with respect to Sears’ management of its credit business. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois (the “Illinois State Court”), and a third was filed in the United States District Court for the Northern District of Illinois. The New York Court derivative suit was dismissed on June 21, 2004. A New York appellate court affirmed the dismissal on December 6, 2005, and the time for further appeal has expired. The two Illinois State Court derivative suits were dismissed on September 30, 2004. The order of dismissal became final on December 1, 2004, and the time to appeal has expired. The Illinois federal court suit had been stayed pending resolution of the New York Court derivative action. The defendant directors filed a motion to dismiss the Illinois federal court action on May 22, 2006.

•	On June 17, 2003, an action was filed in the United States District Court for the Northern District of Illinois against Sears and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. An amended complaint was filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. The defendants filed motions to dismiss the action. On September 24, 2004, the court granted these motions in part, and denied them in part. The court dismissed the claims related to the March 18 and May 21, 2002 note offerings because the plaintiff did not purchase notes in those offerings. The court dismissed the Section 10(b) and Rule 10b-5 claims against several of the individual defendants because the plaintiff failed to adequately plead such claims. The court sustained the remaining claims. By leave of court, the plaintiffs filed a second amended complaint on November 15, 2004. Defendants (other than one of the underwriter defendants) filed motions to partially dismiss the second amended complaint on January 10, 2005. The defendant that did not move to partially dismiss filed an answer to the second amended complaint on January 28, 2005, denying all liability. On September 14, 2005, the court granted the pending motions to dismiss in part, and denied them in part. The court dismissed the Section 11 claim with respect to SRAC’s May 21, 2002 notes on the ground that the plaintiffs lacked standing, and the Section 12 claims with respect to SRAC’s March 18, 2002 notes and May 21, 2002 notes on the ground

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
•	Three actions have been filed in the Circuit Court of Cook County, Illinois. These actions assert claims on behalf of a purported class of Sears’ stockholders against Sears and certain of its officers and directors, together with Kmart, Edward S. Lampert, William C. Crowley and other affiliated entities, alleging breach of fiduciary duty in connection with the Merger. The plaintiffs allege that the Merger favors interested defendants by awarding them disproportionate benefits, and that the defendants failed to take appropriate steps to maximize the value of a merger transaction for Sears’ stockholders. The actions have been consolidated, and an amended complaint was filed in early January 2005. The amended complaint asserts similar breach-of-fiduciary duty claims, as well as alleging that defendants have made insufficient and misleading disclosures in connection with the mergers, and seeks injunctive relief. The plaintiffs have moved for expedited discovery. On February 1, 2005, the court granted the defendants’ motion to stay or dismiss these actions in favor of then-pending parallel litigation in the New York Supreme Court. Plaintiffs appealed the stay order to the Appellate Court of Illinois-First District. On October 28, 2005, following the dismissal with prejudice of the New York actions and the New York plaintiffs’ failure to appeal, the Appellate Court of Illinois dismissed the appeal as moot. The cases are now pending in the Circuit Court, the defendants have renewed their motion to dismiss, and briefing on the motion was completed in late February 2006. The court held oral argument on defendants’ renewed motions to dismiss on May 4, 2006. On May 26, 2006, the court denied defendants’ motion. Defendants intend to file another motion to dismiss in accordance with the court’s decision.

•	One action has been filed in the United States District Court for the Northern District of Illinois. This action asserts claims under the federal securities laws on behalf of a purported class of Sears’ stockholders against Sears and Alan J. Lacy, for allegedly failing to make timely disclosure of merger discussions with Kmart during the period November 8 through 16, 2004, and seeks damages. The court appointed a lead plaintiff and lead counsel, and an amended complaint was filed on March 11, 2005. The amended complaint names Edward S. Lampert and ESL Partners, L.P. as additional defendants, and purports to assert claims on behalf of sellers of Sears stock during the period September 9 through November 16, 2004. All defendants moved to dismiss, and briefing on the motions was completed in early July 2005. On March 22, 2006, the district court denied the defendants’ motions to dismiss. Sears and Alan J. Lacy have moved for reconsideration of this decision as to them; Edward S. Lampert and ESL have moved for permission to file an interlocutory appeal. The district court has scheduled a status conference for June 7, 2006.
        .
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
CSC filed a lawsuit in the United States District Court for the Northern District of Illinois (the “District Court”) on March 18, 2005 seeking a declaratory judgment that CSC was not in material breach of the Agreement and an injunction to prevent Sears from terminating the Agreement for cause. On April 14, 2005, the District Court denied CSC’s motion for a preliminary injunction and granted Sears’ motion to compel arbitration. On April 22, 2005 the District Court denied CSC’s motion for reconsideration of the District Court’s April 14th ruling, and CSC appealed the District Court’s ruling to the United States Court of Appeals for the Seventh Circuit. That appeal remains pending. On April 14, 2005, CSC filed an emergency claim with the American Arbitration Association (“AAA”), seeking to enjoin Sears from terminating the Agreement for cause. The AAA denied CSC’s request for emergency relief on April 18, 2005. In compliance with the District Court’s order compelling arbitration, the parties began selecting an arbitration panel. While arbitrator selection was in progress, the parties agreed to suspend arbitration and the appeal while they voluntarily mediate their disputes. Mediation and settlement efforts continue.
In March 2002, a class action was filed in the United States District court for the Eastern District of Michigan on behalf of participants or beneficiaries of the Kmart Corporation Retirement Savings Plan against various current and former employees and former directors of Kmart Corporation alleging breach of fiduciary duty under ERISA for excessive investment in the Predecessor Company’s stock, failure to provide complete and accurate information about the Predecessor Company’s common stock and failure to provide accurate information regarding the Predecessor Company’s financial condition. In July 2002, the plaintiffs filed proofs of claim with the bankruptcy court in an aggregate amount of $180 million. In July 2005, tentative agreement was reached to settle this action and the court approved the settlement in February 2006. Kmart is not a defendant in this action. The settlement amount is covered by insurance, except for $50,000 that Kmart will contribute as part of the settlement. Now that the settlement has been approved, Kmart will move to have the proofs of claim filed expunged.
In November 2003, the Creditor Trust created pursuant to the Predecessor Company’s plan of reorganization (the “Creditor Trust”) filed suit in the Oakland County (Michigan) Circuit Court against six former executives of the Predecessor Company (the “Officer Defendants”) and PricewaterhouseCoopers LLP, the Predecessor Company’s independent auditor. The allegations against the Officer Defendants include violations of their fiduciary duty and breach of contract related to their employment agreements with the Predecessor Company. Kmart is not a defendant in this action. The claims against the Officer Defendants were ordered to arbitration by the Oakland County Circuit Court based on the terms of the employment agreements. In July 2005, in the first of six scheduled arbitrations involving the Officer Defendants, the arbitration panel found in favor of the Predecessor Company’s former chief executive officer, Charles Conaway, on all of the Creditor Trust’s claims against him. As of December 2005 the Creditor Trust had settled or decided not to pursue all remaining claims and has taken the necessary steps to distribute the trust’s assets to the beneficiaries and otherwise dissolve the Creditor Trust. On May 9, 2006 the Bankruptcy Court entered an order terminating the Creditor Trust.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Kmart is a defendant in a pending pre-petition nationwide class action relating to proper access to facilities for the disabled under the Americans with Disabilities Act. The class action is pending in the United States District Court in Denver, Colorado. On July 13, 2005, the court certified a nationwide class of individuals who use wheelchairs or scooters for mobility and who shop at Kmart. On February 9, 2006, Kmart entered into a settlement agreement with the plaintiffs in this action. Pursuant to the settlement agreement, which was preliminarily approved by the Court on March 22, 2006, Kmart will: (1) make certain renovations to Kmart stores over a seven and a half year period to improve accessibility for individuals who use wheelchairs or scooters for mobility; (2) revise certain policies, procedures, and training that relate to or affect individuals who use wheelchairs or scooters for mobility; and (3) pay approximately $13 million in damages—approximately $8 million in cash and $5 million in gift cards—to a sub-class of the class certified by the court to resolve claims for statutory minimum damages under disability statutes in seven states.
As previously reported in Kmart’s Annual Report on Form 10-K for its fiscal year ended January 26, 2005, the staff of the Securities and Exchange Commission has been investigating, and the U.S. Attorney for the Eastern District of Michigan has undertaken an inquiry into, the manner in which Kmart recorded vendor allowances before a change in accounting principles at the end of fiscal 2001 and the disclosure of certain events bearing on the Predecessor Company’s liquidity in the fall of 2001. Kmart has cooperated with the SEC and the U.S. Attorney’s office with respect to these matters, which are ongoing.
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
The Creditor Trust was determined to be the preferred available mechanism for resolving any legal claims the Company might have based on information from these investigations. The trustee of the Creditor Trust is charged with responsibility for determining which claims to pursue and, thereafter, litigating the claims. As discussed above, the Creditor Trust has commenced litigation against former officers of the Predecessor Company based on information from these investigations. All such litigation has now been resolved and the Creditor Trust is in the process of being dissolved as noted above.
The Company is subject to various other legal and governmental proceedings, many involving litigation incidental to the businesses. Some matters contain class action allegations, environmental and asbestos exposure allegations and other consumer-based claims that involve compensatory, punitive or treble damage claims in very large amounts as well as other types of relief. The consequences of these matters are not presently determinable but, in the opinion of management of the Company after consulting with legal counsel, and taking into account insurance and reserves, the ultimate liability is not expected to have a material adverse effect on annual results of operations, financial position, liquidity or capital resources of the Company. Additional information regarding legal proceedings may be found in Sears Holdings’ Annual Report on Form 10-K/A for its fiscal year ended January 28, 2006.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2006 and April 30, 2005
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended January 28, 2006.
OVERVIEW AND CONSOLIDATED OPERATIONS
Overview
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. The Company is a broadline retailer with approximately 2,300 full-line and 1,100 specialty retail stores in the United States operating through Kmart and Sears and approximately 380 full-line and specialty retail stores in Canada operating through Sears Canada, a 70%-owned subsidiary. The Company currently conducts its operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Part I, Item 1 of the Company’s Annual Report on Form 10-K/A for the year ended January 28, 2006.
Merger and Change in Fiscal Year
For accounting purposes, the Merger has been treated as a purchase business combination, with Kmart acquiring Sears. As such, the historical financial statements of Kmart serve as the historical financial statements of Holdings. The results of Sears are included in the condensed consolidated financial statements subsequent to the Merger date. Thus, the accompanying condensed consolidated statements of operations and cash flows for the 13-week period ended April 30, 2005 include approximately five weeks of Sears’ results and 13 weeks of Kmart’s results.
The Company believes that an understanding of its reported results, trends and on-going performance is not complete without presenting the results for the 13-week period ended April 30, 2005 on a pro forma basis. Accordingly, the Company has prepared unaudited pro forma financial information to summarize the combined results of operations of Kmart and Sears for the 13-week period ended April 30, 2005 as though the Merger had occurred as of the beginning of fiscal 2004. The unaudited pro forma financial information is presented herein for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of the period presented, or that may result in the future. In addition, Holdings is realizing operating synergies as a result of the Merger. The unaudited pro forma financial information for the 13-week period ended April 30, 2005 has not been adjusted to reflect operating efficiencies realized as a result of the Merger.
Effective March 23, 2005, the Company changed its fiscal year end from the last Wednesday in January to the Saturday closest to January 31st. As the change in fiscal year end reflected a change of only three days, the historical financial statements have not been recast to reflect this change. Sears Canada’s fiscal year end is the Saturday closest to December 31st. The results of operations for Sears Canada are reported to Holdings on a one-month lag. Accordingly, the condensed consolidated statements of operations and cash flows for the 13-week period ended April 30, 2005 include nine days of operating results for Sears Canada, from March 25, 2005 through April 2, 2005.
First Quarter 2006 Initiatives and Accomplishments
The Company continues to focus efforts on its two main initiatives: building long-term customer relationships and improving the profitability of the Company’s business by increasing the efficiency and effectiveness of its operations. The details of these initiatives have been set forth in Part II, Item 7 of the Company’s Annual

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2006 and April 30, 2005
Report on Form 10-K/A for the year ended January 28, 2006. The following provides an overview of results and activities for the first quarter of fiscal 2006 in pursuit of the Company’s initiatives.
•	Net income increased to $180 million, or $1.14 per diluted share, for the 13-week period ended April 29, 2006, as compared with a net loss of $9 million, or $(0.07) per diluted share, for the 13-week period ended April 30, 2005. The prior year period’s results include a $90 million charge due to the cumulative effect of a change in accounting for certain indirect overhead costs included in inventory. Excluding the change in accounting, prior year first quarter net income was $81 million, or $0.65 per diluted share. The improvement in first quarter fiscal 2006 earnings reflects improved profitability at both Kmart and Sears Domestic, largely due to reduced expenses;

•	Domestic comparable stores sales declined 4.8% in the aggregate, with Sears Domestic comparable store sales declining 8.4% and Kmart comparable store sales declining 0.2%. The decline in comparable store sales, however, was largely offset by an improvement in gross margin rate (defined below) to 27.8% for the 13-week period ended April 29, 2006, an increase of 140 basis points on a pro forma basis from the prior year period. The increase primarily reflects improvement at Sears Domestic driven by improved inventory management and the utilization of more targeted clearance and promotional markdowns versus historical reliance on storewide events;

•	Operating income was $331 million for the 13-week period ended April 29, 2006, as compared to $151 million for the 13-week period ended April 30, 2005. The increase in operating income was due to an increase of $135 million of Sears Domestic operating income, as well as a $47 million increase in Kmart operating income mainly due to lower expenses as a result of realizing merger synergies and improved expense management.

•	On a pro forma basis, operating income improved $231 million from $100 million in the prior year period to $331 million, primarily due to a reduction of selling and administrative costs, which decreased from $3,040 million on a pro forma basis (23.8% of revenues) last year to $2,721 million (22.7% of revenues) this year.

•	During the first quarter of fiscal 2006, the Company repurchased 3.3 million common shares at a total cost of $413 million, or an average price of $125.65 per share. As of April 29, 2006, the Company had remaining authorization to repurchase $497 million of common shares under its common share repurchase program. The remaining shares may be purchased in the open market, through self-tender offers or through privately negotiated transactions. Timing will depend on prevailing market conditions, alternative uses of capital and other factors.

•	The Company intends to acquire 100% ownership in Sears Canada by way of a take-over bid first announced in December 2005. Holdings believes that 100% ownership of Sears Canada will allow Sears Canada to be able to better compete with the other Canadian retailers and the Canadian operations of major U.S. retailers. Holdings has offered C$18.00 (Canadian dollars) per share, or approximately C$576 million ($498 million U.S. dollars), for the remaining 30% minority interest in Sears Canada. The take-over bid is open for acceptance until August 31, 2006. As a result of the decisions to support the transaction by holders of a majority of the shares not owned by the Company or its affiliates prior to the commencement of the take-over bid, the Company believes that it has sufficient shares to assure the completion of a going-private transaction and ownership of 100% of the outstanding shares of Sears Canada in December 2006. On May 17, 2006, the Ontario Securities Commission issued a notice that it will hold a hearing on July 5, 2006, to address various matters relating to the take-over bid.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2006 and April 30, 2005
Results of Operations
As noted above, the condensed consolidated statement of operations for the 13-week period ended April 30, 2005 is not representative of the Company’s operations as it only includes Sears’ results of operations from March 25, 2005 forward. Accordingly, the Company’s condensed consolidated results of operations have been summarized below on both a reported and pro forma basis. The pro forma adjustments are described on page 26. References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.
The unaudited pro forma financial information in the tables below summarizes the combined results of operations of Kmart and Sears for the 13-week period ended April 30, 2005 as though the Merger had occurred as of the beginning of fiscal 2004. The unaudited pro forma financial information is presented herein for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of the period presented, or that may result in the future. In addition, Holdings is realizing operating synergies as a result of the Merger. The unaudited pro forma financial information for the 13-week period ended April 30, 2005 has not been adjusted to reflect operating efficiencies realized as a result of the Merger.

	13 Weeks Ended
	Reported		Pro forma
	April 29,	April 30,	April 30,
millions, except per share data	2006	2005	2005
Merchandise sales and services	$11,998	$7,617	$12,668
Credit and financial products revenues	—	9	95

Total revenues	$11,998	$7,626	$12,763

Cost of sales, buying and occupancy	8,665	5,655	9,327
Gross margin rate	27.8%	25.8%	26.4%
Selling and administrative	2,721	1,715	3,040
Selling and administrative expense as a percentage of total revenues	22.7%	22.5%	23.8%
Depreciation and amortization	289	107	283
Provision for uncollectible credit card accounts	—	1	17
Gain on sales of assets	(17)	(6)	(7)
Restructuring charges	9	3	3

Total costs and expenses	11,667	7,475	12,663

Operating income	331	151	100
Interest expense, net	47	42	75
Bankruptcy-related recoveries	(1)	(17)	(17)
Other income	(11)	(9)	(19)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	296	135	61
Income taxes	118	52	41
Minority interest	(2)	2	8

Income before cumulative effect of change in accounting principle	180	81	12
Cumulative effect of change in accounting principle, net of tax	—	(90)	(90)

NET INCOME (LOSS)	$180	$(9)	$(78)

Diluted earnings per share before cumulative effect of change in accounting principle	$1.14	$0.65	$0.07
Diluted earnings (loss) per share	$1.14	$(0.07)	$(0.48)

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2006 and April 30, 2005
Holdings Consolidated Results
Domestic comparable stores sales declined 4.8% in the aggregate, with Sears Domestic comparable store sales declining 8.4% and Kmart comparable store sales declining 0.2%. The decline in Kmart comparable store sales for the quarter was primarily due to lower transaction volumes within home goods partially offset by increased sales in apparel and within food and other consumable goods categories. Sears Domestic comparable store sales results reflect declines across all categories and formats except within home appliances, which generated a modest comparable stores sales increase.
Total revenues increased $4.4 billion, or 57%, to $12.0 billion for the 13-week period ended April 29, 2006, as compared to total revenues of $7.6 billion for the 13-week period ended April 30, 2005. The increase primarily reflects the inclusion of Sears for the full 13-week period ended April 29, 2006. Sears revenues were $7.7 billion for the 13-week period ended April 29, 2006, as compared to $3.1 billion for the 13-week period ended April 30, 2005, which period only included the results of Sears subsequent to March 24, 2005, the date of its acquisition by Kmart.
Total revenues declined $0.8 billion, or 6.0%, as compared to pro forma revenues of $12.8 billion for the 13-week period ended April 30, 2005. The decline primarily reflects lower comparable store sales as noted above, the elimination of credit revenues as a result of the sale of the Sears Canada Credit and Financial Services operations, as well as the prior year period having benefited from $153 million of additional sales recorded during the first quarter of 2005, as three additional days were included in the fiscal 2005 period given the Company’s change from a Wednesday to a Saturday month end.
Gross margin as a percentage of merchandise sales and services revenue (“gross margin rate”) was 27.8% for the 13-week period ended April 29, 2006, as compared to 25.8% (as reported) and 26.4% (pro forma) for the 13-week period ended April 30, 2005. Gross margin rates improved across all segments with the greatest gross margin rate improvement occurring within Sears Domestic, where the gross margin rate was 30.4% for first quarter of fiscal 2006, as compared to 28.3% (pro forma) for the first quarter of fiscal 2005. The Sears Domestic gross margin rate increase was primarily as a result of improved inventory management and the utilization of more targeted clearance and promotional markdowns versus historical reliance on storewide events, particularly within apparel.
Selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 22.7% for the 13-week period ended April 29, 2006, as compared to 22.5% (as reported) and 23.8% (pro forma) for the 13-week period ended April 30, 2005. The decline in rate, as compared to the prior period pro forma rate, occurred across all segments largely as a result of realizing Merger synergies and improved expense management, particularly within advertising, store payroll and benefits, and within corporate and store support expense centers. The increase in rate, as compared to the prior period as reported rate, primarily reflects the inclusion of Sears for the full 13-week period ended April 29, 2006 versus the prior year period, which only included the results of Sears subsequent to March 24, 2005, the date of its acquisition by Kmart. Sears has historically had a higher cost structure than Kmart.
Depreciation and amortization was $289 million for the 13-week period ended April 29, 2006, as compared to $107 million (as reported) for the 13-week period ended April 30, 2005. The increase was primarily attributable to the addition of Sears, which accounted for $274 million of the combined expense in the current year period, as compared to $97 million (as reported) in the prior year period.
Operating income was $331 million for the 13-week period ended April 29, 2006, as compared to $151 million (as reported) and $100 million (pro forma) for the 13-week period ended April 30, 2005. The increase was primarily attributable to Sears Domestic, which had an additional $135 million (as reported) and $195 (pro

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2006 and April 30, 2005
forma) of operating income in the current year period, as well as a $47 million increase in Kmart operating results. The improvement in operating income was mainly a result of realizing Merger synergies and improved expense management.
The effective tax rate was 39.9% for the 13-week period ended April 29, 2006, as compared to 38.5% for the 13-week period ended April 30, 2005, with the increase primarily attributable to state income taxes.
SEGMENT OPERATIONS
Holdings has integrated many Kmart and Sears store-support functions to more efficiently serve both formats; however, for purposes of reviewing operating performance and making asset-allocation decisions, senior management has continued to utilize principally the reporting structures that existed independently for Kmart and Sears prior to the Merger. As a result, the following discussion of the Company’s business segments is organized into three segments: Kmart, Sears Domestic and Sears Canada.
Kmart
Kmart results and key statistics were as follows:

Kmart	13 Weeks Ended
	April 29,	April 30,
millions, except number of stores	2006	2005
Merchandise sales and services	$4,254	$4,522
Cost of sales, buying and occupancy	3,241	3,462
Gross margin rate	23.8%	23.4%
Selling and administrative	855	944
Selling and administrative expenses as a percentage of total revenues	20.1%	20.9%
Depreciation and amortization	15	10
Gain on sales of assets	(17)	(6)
Restructuring charges	4	3

Total costs and expenses	4,098	4,413

Operating income	$156	$109

Number of stores	1,400	1,479
Comparable store sales and total sales declined 0.2% and 5.9%, respectively, for the 13-week period ended April 29, 2006, as compared to the 13-week period ended April 30, 2005. The decline in Kmart comparable store sales for the quarter reflects the impact of increased competition and was primarily due to lower transaction volumes within home goods partially offset by increased sales in apparel and within food and other consumable goods categories. Total sales were negatively impacted by a reduction in the total number of Kmart stores in operation, as well as the prior year period having benefited from $153 million of additional sales recorded during the first quarter of 2005, as three additional days were included in the fiscal 2005 period given the Company’s change from a Wednesday to a Saturday month end.
The gross margin rate was 23.8% for the 13-week period ended April 29, 2006, as compared to 23.4% for the 13-week period ended April 30, 2005. The increase in gross margin rate reflects improved gross margin management across a number of businesses, most notably within hardlines and the health and beauty care business, partially offset by lower expense leverage relative to occupancy costs due to lower sales levels and higher utilities costs during the first quarter of fiscal 2006.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2006 and April 30, 2005
The selling and administrative expense rate was 20.1% for the 13-week period ended April 29, 2006, as compared to 20.9% for the 13-week period ended April 30, 2005. The improvement in rate reflects lower costs across a number of expense categories, including store payroll and benefit costs, as well as reduced advertising, which accounted for approximately 60 and 20 basis points, respectively, of the overall rate improvement.
Operating income was $156 million for the 13-week period ended April 29, 2006, as compared to $109 million for the 13-week period ended April 30, 2005. The increase was primarily attributable to improved expense management, which resulted in lower selling and administrative expenses, partially offset by reduced gross margin dollars as a result of lower sales levels.
Sears Domestic
Holdings’ condensed consolidated statement of operations for the 13-week period ended April 30, 2005 only includes the results of Sears subsequent to March 24, 2005, the date of its acquisition by Kmart. The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without presenting the Sears results of operations on a pro forma basis. The presentation below provides the results of operations on a reported and pro forma basis.

Sears Domestic	Reported	Reported	Pro Forma
millions, except number of stores	13 Weeks Ended	5 Weeks Ended	13 Weeks Ended
	April 29,	April 30,	April 30
	2006	2005	2005
Merchandise sales and services	$6,697	$3,001	$7,171
Cost of sales, buying and occupancy	4,661	2,124	5,142
Gross margin rate	30.4%	29.2%	28.3%
Selling and administrative	1,620	744	1,815
Selling and administrative expense as a percentage of total revenues	24.2%	24.8%	25.3%
Depreciation and amortization	240	92	234
Gain on sales of assets	—	—	(1)

Total costs and expenses	6,521	2,960	7,190

Operating income (loss)	$176	$41	$(19)

Number of :
Full-line Stores(1)	935	879	879
Specialty Stores	1,112	1,161	1,161
Total Domestic Sears Stores	2,047	2,040	2,040

(1)	The period ended April 29, 2006 includes 864 Full-line stores and 71 Sears Essentials/Grand stores;

The period ended April 30, 2005 includes 868 Full-line stores and 11 Sears Essentials/Grand stores
The discussion below pertains to pro forma information in the table above which compares Sears Domestic’s results for the 13-week period ended April 29, 2006 with Sears Domestic’s results for the comparable 13-week period ended April 30, 2005. These pro forma results have been prepared assuming the Merger occurred at the beginning of fiscal 2004.
Merchandise sales and services revenue declined $0.5 billion, or 6.6%, to $6.7 billion for the 13-week period ended April 29, 2006, as compared to total revenues of $7.2 billion for the 13-week period ended April 30, 2005. The decline was due to an 8.4% decrease in comparable store sales across all retail formats, partially offset by an increase in the total number of Sears stores in operation, most notably the number of full-line stores, as certain Kmart locations have been converted to the Sears Grand format. Comparable store sales declines were recorded across all merchandise categories, except within home appliances. The home appliance

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2006 and April 30, 2005
business generated a modest comparable store sales increase, primarily reflecting the impact of increased promotional activity and the launch of new energy-efficient products. The sales declines recorded within all other product categories reflect efforts initiated subsequent to the Merger in fiscal 2005 to improve gross margin by reducing reliance on certain promotional events.
The gross margin rate was 30.4% for the 13-week period ended April 29, 2006, as compared to 28.3% for the 13-week period ended April 30, 2005. The increase in gross margin rate was attributable primarily to improved inventory management, including less inventory shrinkage, and the utilization of more targeted clearance and promotional markdowns versus historical reliance on storewide events. Gross margin rates improved across all full-line store merchandise categories with the exception of home appliances, which had a lower margin rate for the first quarter of fiscal 2006, as compared to the same period last year, primarily reflecting increased promotional activity. The higher level of promotional activity within home appliances was designed to increase the value of customer transactions within this business, including per customer unit sales, higher utilization of Sears Card products, as well as increased sales of service contracts.
Selling and administrative expenses as a percentage of total revenues was 24.2% for the 13-week period ended April 29, 2006, as compared to 25.3% for the 13-week period ended April 30, 2005. The improvement in rate reflects lower costs across a number of expense categories, most notably within advertising, which accounted for approximately 100 basis points of the overall rate improvement.
Operating income increased $195 million primarily reflecting lower selling and administrative expense.
Sears Canada
Sears Canada, a consolidated, 70%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. In November 2005, Sears Canada completed the sale of its Credit and Financial Services operations.
The results of operations for Sears Canada are reported to Holdings on a one-month lag. Accordingly, the condensed consolidated statement of operations for the 13-week period ended April 29, 2006 includes operating results for Sears Canada from January 1, 2006 through April 1, 2006, while the 13-week period ended April 30, 2005 includes nine days of operating results for Sears Canada, from March 25, 2005 through April 2, 2005. The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without presenting Sears Canada’s results of operations on a pro forma basis. The presentation below provides the results of operations on a reported and pro forma basis.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2006 and April 30, 2005

Sears Canada	Reported	Reported	Pro Forma
millions, except number of stores	13 Weeks Ended	9 Days Ended	13 Weeks Ended
	April 29,	April 2,	April 30,
	2006	2005	2005
Merchandise sales and services	$1,047	$94	$975
Credit and financial products revenues	—	9	95

Total revenues	1,047	103	1,070

Cost of sales, buying and occupancy	763	69	723
Gross margin rate	27.1%	26.6%	25.8%
Selling and administrative	246	27	281
Selling and administrative expense as a percentage of total revenues	23.5%	26.2%	26.3%
Depreciation and amortization	34	5	39
Provision for uncollectible credit card accounts	—	1	17
Restructuring charges	5	—	—

Total costs and expenses	1,048	102	1,060

Operating income (loss)	$(1)	$1	$10

Number of :
Full-line Stores	123	122	122
Specialty Stores	254	218	218
Total Sears Canada Stores	377	340	340
The discussion below pertains to pro forma information in the table above which compares Sears Canada’s results for the 13-week period ended April 29, 2006 with Sears Canada’s results for the comparable 13-week period ended April 30, 2005. These pro forma results have been prepared assuming the Merger occurred at the beginning of fiscal 2004.
Total revenues declined 2.1% for the 13-week period ended April 29, 2006, as compared to the 13-week period ended April 30, 2005, primarily reflecting the sale of Sears Canada’s Credit and Financial Services operations in November 2005. The revenue stream from Sears Canada’s Credit and Financial Services operations was replaced in part by performance payments received pursuant to the strategic alliance with JPMorgan Chase, a significant portion of which is based upon a percentage of sales charged to the Canadian Sears Card and Canadian Sears MasterCard. These performance payments are affected by seasonal consumer spending which, historically, is lower in the first quarter than in other quarters. Revenues from Sears Canada’s Credit and Financial Services operations in the first quarter of fiscal 2005 were generated from finance charges which, historically, were higher in the first quarter due to larger receivable balances on the Canadian Sears Card and Canadian Sears MasterCard following the holiday season. The performance payments noted above are classified within Merchandise sales and services and, along with the impact of favorable exchange rates, largely account for the increase in Merchandise sales and services as compared to the prior year period. Sears Canada comparable store sales declined 2.6% for the first quarter of fiscal 2006, as increased sales in home appliances were more than offset by declines in most other categories, including cosmetics, children’s wear, hardware and paint due, in part, to a general decrease in market share due to increased competition.
The gross margin rate for the 13-week period ended April 29, 2006 increased primarily due to improved inventory controls which resulted in a lower balance of sales in out-of-season clearance merchandise and less liquidation losses.
The selling and administrative expense rate for the 13-week period ended April 29, 2006 declined primarily due to the sale of Sears Canada’s Credit and Financial services operation, as well as the positive impact of

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2006 and April 30, 2005
productivity initiatives initiated at Sears Canada in the third quarter of fiscal 2005, including a workforce reduction of approximately 1,200 associates.
Restructuring charges of $5 million were recognized for the 13-week period ended April 29, 2006 in relation to costs incurred for productivity initiatives initiated in fiscal 2005 as previously noted.
Operating income declined $11 million for the 13-week period ended April 29, 2006, as compared to the pro forma 13-week period ended April 30, 2005, reflecting lower Credit and Financial Services revenues, partially offset by lower selling and administrative expenses and increased gross margin.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2006 and April 30, 2005
PRO FORMA RECONCILIATION
The following tables provide a reconciliation from the as reported results to the pro forma results presented above for Sears Holdings, Sears Domestic and Sears Canada for the 13-week period ended April 30, 2005.
Sears Holdings

	2006	13-week period ended April 30, 2005
millions, except per common share data			Pre-merger			Pro
	As reported	As reported	Activity(1)	Purchase Acctng		Forma
Merchandise sales and services	$11,998	$7,617	$5,051	$—		$12,668
Credit and financial products revenues	—	9	86	—		95

Total revenue	11,998	7,626	5,137	—		12,763

Cost of sales, buying and occupancy	8,665	5,655	3,672	—		9,327
Gross margin rate	27.8%	25.8%	27.3%	—%		26.4%
Selling and administrative	2,721	1,715	1,314	11	(2)	3,040
Selling and administrative as % of total revenues	22.7%	22.5%	25.6%	—%		23.8%
Depreciation and amortization	289	107	147	29	(3)	283
Provision for uncollectible credit card accounts	—	1	16	—		17
Gain on sales of assets	(17)	(6)	(1)	—		(7)
Restructuring charges	9	3	—	—		3

Total costs and expenses	11,667	7,475	5,148	40		12,663

Operating income (loss)	331	151	(11)	(40)		100
Interest (expense) income, net	47	42	35	(2	)(4)	75
Bankruptcy-related recoveries	(1)	(17)	—	—		(17)
Other income	(11)	(9)	(10)	—		(19)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	296	135	(36)	(38)		61
Income tax expense (benefit)	118	52	4	(15	)(5)	41
Minority interest	(2)	2	6	—		8

Income before cumulative effect of change in accounting principle	180	81	(46)	(23)		12
Cumulative effect of change in accounting principle, net of tax	—	(90)	—	—		(90)

NET INCOME (LOSS)	180	$(9)	$(46)	$(23)		$(78)

Diluted earnings per share before cumulative effect of change in accounting principle	$1.14	$0.65				$0.07
Diluted earnings per share	$1.14	$(0.07)				$(0.48)

(1)	Represents the 2005 results of operations for the period January 30, 2005 through March 24, 2005 for Sears Domestic and the period January 2, 2005 through March 24, 2005 for Sears Canada.

(2)	Represents an increase to selling and administrative expense resulting from the adjustment to Sears’ pension and postretirement plans based on the adjustment of such liabilities to fair value.

(3)	Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears’ property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.

(4)	Represents a decrease to interest expense resulting from the adjustment to Sears debt based on the adjustments of such liabilities to fair value.

(5)	Represents the aggregate pro forma effective income tax effect (38.4%) of notes (2) through (4) above.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2006 and April 30, 2005
Sears Domestic

	2006	2005
millions	As	As	Pre-merger	Purchase	Pro
	reported	reported	Activity(1)	Acctng	forma
Merchandise sales and services	$6,697	$3,001	$4,170	$—	$7,171
Cost of sales, buying and occupancy	4,661	2,124	3,018	—	5,142
Gross margin rate	30.4%	29.2%	27.6%	—%	28.3%
Selling and administrative	1,620	744	1,060	11 (2)	1,815
Selling and administrative as % of total revenues	24.2%	24.8%	25.4%	—%	25.3%
Depreciation and amortization	240	92	116	26 (3)	234
Gain on sales of assets	—	—	(1)	—	(1)

Total costs and expenses	6,521	2,960	4,193	37	7,190

Operating income (loss)	$176	$41	$(23)	$(37)	$(19)

Sears Canada

	2006	2005
millions	As	As	Pre-merger	Purchase	Pro
	reported	reported	Activity(1)	Acctng	forma
Merchandise sales and services	$1,047	$94	$881	$—	$975
Credit and financial product revenues	—	9	86	—	95

Total revenues	1,047	103	967	—	1,070

Cost of sales, buying and occupancy	763	69	654	—	723
Gross margin rate	27.1%	26.6%	25.8%	—%	25.8%
Selling and administrative	246	27	254	—	281
Selling and administrative as % of total revenues	23.5%	26.2%	26.3%	—%	26.3%
Depreciation and amortization	34	5	31	3 (3)	39
Provision for uncollectible accounts	—	1	16	—	17
Gain on sales of assets	—	—	—	—	—
Restructuring charges	5	—	—	—	—

Total costs and expenses	1,048	102	955	3	1,060

Operating income (loss)	$(1)	$1	$12	$(3)	$10

(1)	Represents the 2005 results of operations for the period January 30, 2005 through March 24, 2005 for Sears Domestic and the period January 2, 2005 through March 24, 2005 for Sears Canada.

(2)	Represents an increase to selling and administrative expense resulting from the adjustment to Sears’ pension and postretirement plans based on the adjustment of such liabilities to fair value.

(3)	Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears’ property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2006 and April 30, 2005
ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
As of April 29, 2006, the Company had $3.2 billion of cash and cash equivalents as compared to $1.9 billion at April 30, 2005 and $4.4 billion at January 28, 2006. The decline in cash and cash equivalents from January 28, 2006 is due to the funding of seasonal working capital requirements and share repurchases.
The Company had total merchandise inventories of approximately $9.6 billion as of April 29, 2006, as compared to $9.5 billion as of April 30, 2005. The increase reflects higher inventory in Kmart apparel, predominantly non-seasonal merchandise, and within Sears Domestic hardlines businesses, partially offset by a reduction in Sears Domestic apparel inventory. Merchandise payables were $3.6 billion at April 29, 2006, as compared to $3.7 billion as of April 30, 2005.
Investing Activities
During the 13-week period ended April 29, 2006, the Company spent $80 million on capital expenditures compared to $66 million spent during the equivalent 13-week period in the prior year. The prior year spending of $66 million excludes approximately $40 million of capital expenditures made by Sears during the period January 30, 2005 through March 24, 2005 (pre-Merger period).
Financing Activities
During the first quarter of fiscal 2006, the Board of Directors authorized the repurchase of up to an aggregate of $500 million of the Company’s common shares in addition to the $1.0 billion repurchase authorization previously approved by the Board of Directors. During the 13-week period ended April 29, 2006, the Company repurchased 3.3 million of its common shares at a total cost of $413 million under the program. As of April 29, 2006, the Company had $497 million of remaining authorization under the Company’s common share repurchase program.
Liquidity
The Company’s primary need for liquidity is to fund seasonal working capital requirements of its retail businesses, capital expenditures and for general corporate purposes. The Company believes that these needs will be adequately funded by the Company’s operating cash flows, credit terms from vendors, current balances in cash and cash equivalents and, to the extent necessary, borrowings under the Company’s various revolving credit facilities. At April 29, 2006, $3.5 billion was available under such facilities. While the Company expects to use these facilities as its primary funding source, it may also access the public debt markets on an opportunistic basis. Additionally, the Company may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships. Transactions of these types may result in material proceeds or cash outlays. See the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 28, 2006 for additional information regarding the Company’s sources of liquidity.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2006 and April 30, 2005
Debt Ratings
The ratings of the Company’s domestic debt securities as of April 29, 2006 appear in the table below:

	Moody's	Standard &	Fitch
	Investors	Poor's Ratings	Ratings
	Service	Services
Unsecured long-term debt	Ba1	BB+	BB
Unsecured commercial paper	NP	B-1	B
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q and in other public announcements by the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning the Company’s future financial performance, business strategy, plans, goals and objectives. Statements preceded or followed by, or that otherwise include, the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans”, “forecast”, “is likely to” and similar expressions or future or conditional verbs such as “will”, “may” and “could” are generally forward-looking in nature and not historical facts. Such statements include, but are not limited to, statements about the expected benefits of the business combination of Sears and Kmart and future financial and operating results. Such statements are based upon the current beliefs and expectations of Holdings’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements.
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the risk that the Company fails to offer merchandise and services that its customers want; the risk that the Company does not successfully manage its inventory levels; the ability of the Company to compete effectively in the highly competitive retail industry; failure to successfully integrate Kmart and Sears, which may cause a failure to realize cost savings and other benefits; the impact of seasonal buying patterns, which are difficult to forecast with certainty; comparable store sales may fluctuate for a variety of reasons; the Company may rely on foreign sources for significant amounts of merchandise, and its business may therefore be negatively affected by the risks associated with international trade; the possibility of disruptions in computer systems to process transactions, summarize results and manage the Company’s business; the loss of key personnel; the Company may be subject to product liability claims if people or property are harmed by the products it sells; the Company may be subject to periodic litigation and other regulatory proceedings, which may be affected by changes in laws and government regulations or changes in the enforcement thereof; and a decline in general economic conditions, consumer spending levels and other conditions could lead to reduced consumer demand for the Company’s merchandise.
Certain of these and other factors are discussed in more detail in the Company’s filings with the Securities and Exchange Commission and the Annual Report on Form 10-K/A of Sears Holdings Corporation for the fiscal year ended January 28, 2006, which may be accessed through the Commission’s website at www.sec.gov.
While the Company believes that its forecasts and assumptions are reasonable, it cautions that actual results may differ materially. The Company intends the forward-looking statements to speak only as of the time made and does not undertake to update or revise them as more information becomes available.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2006 and April 30, 2005
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The nature of market risks faced by the Company at April 29, 2006 is the same as disclosed in the Company’s Annual Report on Form 10-K/A for the year ended January 28, 2006. As of April 29, 2006, 11% of the Company’s debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at April 29, 2006, which totaled approximately $414 million, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $4.1 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
As of April 29, 2006, the Company had a series of foreign currency forward contracts outstanding, totaling $135 million Canadian notional value and with a weighted average remaining life of 0.7 years, designed to hedge the Company’s net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts as of January 28, 2006 was negative $3 million. A hypothetical 10% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of April 29, 2006, with all other variables held constant, would have resulted in a loss in the fair value of the Company’s foreign currency forward contracts of $13 million as of April 29, 2006.
Item 4. Controls and Procedures
The Company’s management, including Aylwin B. Lewis, Chief Executive Officer and President (principal executive officer), and William C. Crowley, Executive Vice President and Chief Financial and Administrative Officer (principal financial officer), have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon their evaluation, the principal executive officer and the principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

SEARS HOLDINGS CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1, “Financial Statements —“Notes to Condensed Consolidated Financial Statements”, Note 9—“Claims Resolution and Bankruptcy-Related Settlements,” and Note 14—“Legal Proceedings”, for information regarding legal proceedings, which information is incorporated herein by this reference.
Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds
The following table provides information about shares of common stock the Company acquired during the first quarter of fiscal 2006, including shares assigned to the Company as part of settlement agreements resolving claims arising from the Chapter 11 reorganization of Kmart Corporation. During the 13 weeks ended April 29, 2006, the Company repurchased 3.3 million of its common shares at a total cost of $413 million under its common share repurchase program. The program was initially announced on September 14, 2005 with a total authorization by the Company’s Board of Directors of up to $1.0 billion. During the first quarter of 2006, the Board of Directors authorized the repurchase of up to an additional $500 million of common stock (announced April 5, 2006), for a total authorization of $1.5 billion. The program has no stated expiration date. As of April 29, 2006, the Company had $497 million of remaining authorization under the program.

				Approximate
	Total	Average	Total Number of	Dollar Value of
	Number of	Price Paid	Shares Purchased	Shares that May
	Shares	per	as Part of Publicly	Yet Be Purchased
	Purchased(1)	Share	Announced Program	Under the Program
January 29, 2006 to February 25, 2006	932,151	$118.79	930,400
February 26, 2006 to April 1, 2006	1,643,127	126.22	1,640,800
April 2, 2006 to April 29, 2006	716,307	133.25	715,800
Total	3,291,585	$125.64	3,287,000	$497,000,000

(1)	Includes the following numbers of shares acquired as payment of withholding taxes in connection with the vesting of restricted stock and as Bankruptcy-related settlements:

January 29, 2006 to February 25, 2006	1,751
February 26, 2006 to April 1, 2006	2,327
April 2, 2006 to April 29, 2006	507
Item 4. Submission of Matters to a Vote of Security Holders
On April 12, 2006, the Company held its first annual meeting of stockholders at the Company’s offices in Hoffman Estates, Illinois.
Donald J. Carty, William C. Crowley, Alan J. Lacy, Edward S. Lampert, Aylwin B. Lewis, Steven T. Mnuchin, Richard C. Perry, Ann N. Reese and Thomas J. Tisch were elected to the Board of Directors for one year terms expiring at the 2007 annual meeting of stockholders. Management proposals approving the Sears Holdings Corporation 2006 Associate Stock Purchase Plan, the Sears Holdings Corporation 2006 Stock Plan and the

SEARS HOLDINGS CORPORATION
Sears Holdings Corporation Umbrella Incentive Program were passed. The stockholders also ratified the Audit Committee’s appointment of Deloitte & Touche LLP as independent auditors for 2006. No stockholder proposals were brought to a vote. The votes on matters were as follows:

1.	Election of Directors
	Name	For	Withheld

	Donald J. Carty	137,023,037	2,242,404
	William C. Crowley	136,417,329	2,848,112
	Alan J. Lacy	136,990,830	2,274,610
	Edward S. Lampert	137,373,706	1,891,734
	Aylwin B. Lewis	137,382,493	1,882,947
	Steven T. Mnuchin	136,816,182	2,449,259
	Richard C. Perry	137,659,243	1,606,198
	Ann N. Reese	137,472,665	1,792,775
	Thomas J. Tisch	137,654,841	1,610,599

2. Approve the Sears Holdings Corporation 2006 Associate Stock Purchase Plan

For	Against	Abstain	Broker Non-Votes

116,102,348	510,968	569,219	22,082,906

3. Approve the Sears Holdings Corporation 2006 Stock Plan

For	Against	Abstain	Broker Non-Votes

113,262,106	3,321,402	599,027	22,082,906

4. Approve the Sears Holdings Corporation Umbrella Incentive Program

For	Against	Abstain	Broker Non-Votes

114,902,599	1,613,114	666,792	22,082,936

5. Appointment of Deloitte & Touche LLP as independent auditors for 2006

For	Against	Abstain

138,381,459	323,309	560,672
Item 6. Exhibits
(a) Exhibits.
An Exhibit Index has been filed as part of this Report on Page E-1.

SEARS HOLDINGS CORPORATION
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION (Registrant)
June 7, 2006	By /s/ William K. Phelan
William K. Phelan
Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

10.1	Sears Holdings Corporation 2006 Stock Plan, as amended (incorporated by reference to Appendix C to Registrant’s Proxy Statement dated March 15, 2006 (File No. 000-51217)).

10.2	Sears Holdings Corporation Umbrella Incentive Program (incorporated by reference to Appendix D to Registrant’s Proxy Statement dated March 15, 2006 (File No. 000-51217)).

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

E-1