Form 10-Q
period 2006-07-29
SEARS HOLDINGS CORP
filed 2006-09-01
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 29, 2006

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-51217

SEARS HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	20-1920798 (I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois (Address of principal executive offices)	60179 (Zip Code)

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

Yes    ☐            No    ☒

As of August 29, 2006, the Registrant had 154,039,407 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
REVENUES
Merchandise sales and services	$12,785	$13,114	$24,783	$20,749
Credit and financial products revenues	—	78	—	87

Total revenues	12,785	13,192	24,783	20,836

COSTS AND EXPENSES
Cost of sales, buying and occupancy	9,158	9,541	17,823	15,202
Selling and administrative	2,827	3,009	5,548	4,737
Depreciation and amortization	276	280	565	387
Gain on sales of assets	(7)	(4)	(24)	(10)
Restructuring charges	14	42	23	45

Total costs and expenses	12,268	12,868	23,935	20,361

Operating income	517	324	848	475
Interest expense, net	42	72	89	114
Bankruptcy-related recoveries	(11)	(15)	(12)	(32)
Other income	(16)	(2)	(27)	(11)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	502	269	798	404
Income taxes	201	103	319	155
Minority interest	7	5	5	7

Income before cumulative effect of change in accounting principle	294	161	474	242
Cumulative effect of change in accounting principle, net of tax	—	—	—	(90)

NET INCOME	$294	$161	$474	$152

EARNINGS PER COMMON SHARE
BASIC
Earnings per share before cumulative effect of change in accounting principle	$1.88	$0.98	$3.02	$1.69
Cumulative effect of change in accounting principle	—	—	—	(0.63)

Earnings per share	$1.88	$0.98	$3.02	$1.06

DILUTED
Earnings per share before cumulative effect of change in accounting principle	$1.88	$0.98	$3.01	$1.66
Cumulative effect of change in accounting principle	—	—	—	(0.61)

Earnings per share	$1.88	$0.98	$3.01	$1.05

Basic weighted average common shares outstanding	156.4	164.9	157.2	143.1
Diluted weighted average common shares outstanding	156.5	165.1	157.3	145.4

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
millions, except per share data	July 29, 2006	July 30, 2005	January 28, 2006
ASSETS
Current assets
Cash and cash equivalents	$3,690	$2,138	$4,440
Credit card receivables	—	1,159	—
Accounts receivable	803	663	811
Merchandise inventories	9,455	8,953	9,068
Prepaid expenses and other current assets	370	461	372
Deferred income taxes	547	625	516

Total current assets	14,865	13,999	15,207

Property and equipment, net	9,395	10,084	9,823
Goodwill	1,885	1,911	1,684
Tradenames and other intangible assets	3,454	4,039	3,448
Other assets	462	485	411

TOTAL ASSETS	$30,061	$30,518	$30,573

LIABILITIES
Current liabilities
Short-term borrowings	$82	$78	$178
Current portion of long-term debt and capitalized lease obligations	213	744	570
Merchandise payables	3,274	3,460	3,458
Income taxes payable	486	449	449
Other current liabilities	4,031	3,120	3,917
Unearned revenues	1,082	1,019	1,047
Other taxes	727	687	731

Total current liabilities	9,895	9,557	10,350

Long-term debt and capitalized lease obligations	3,475	3,333	3,268
Pension and postretirement benefits	2,361	2,614	2,421
Minority interest and other liabilities	2,719	3,713	2,923

Total Liabilities	18,450	19,217	18,962

SHAREHOLDERS’ EQUITY
Preferred stock, 20 shares authorized; no shares outstanding	—	—	—
Common stock $0.01 par value; 500 shares authorized; 156, 165, and 160 shares outstanding, respectively	2	2	2
Capital in excess of par value	10,256	9,923	10,258
Retained earnings	2,672	1,492	2,198
Treasury stock – at cost	(1,138)	(26)	(642)
Accumulated other comprehensive loss	(181)	(90)	(205)

Total Shareholders’ Equity	11,611	11,301	11,611

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,061	$30,518	$30,573

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
millions	July 29, 2006	July 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$474	$152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	565	387
Cumulative effect of change in accounting principle, net of tax	—	90
Provision for uncollectible credit card accounts	—	17
Gain on sales of assets	(24)	(10)
Gain on sale of investments	(18)	—
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	62	(193)
Credit card receivables	—	(171)
Merchandise inventories	(358)	278
Merchandise payables	(183)	(69)
Income and other taxes	15	176
Other operating assets	(55)	109
Other operating liabilities (1) (2)	(88)	(398)

Net cash provided by operating activities	390	368

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(278)	(1,019)
Proceeds from sales of property and investments	57	19
Purchases of property and equipment	(173)	(180)

Net cash used in investing activities	(394)	(1,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	260	—
Proceeds from termination of interest rate swaps	—	60
Repayments of long-term debt	(426)	(152)
Decrease in short-term borrowings, primarily 90 days or less	(95)	(514)
Purchase of treasury stock	(509)	—
Income tax benefit on nonqualified stock options	—	47
Proceeds from the exercise of stock options	—	98
Debt issue costs paid	—	(19)

Net cash used in financing activities	(770)	(480)

Effect of exchange rate changes on cash and cash equivalents	24	(5)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(750)	(1,297)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,440	3,435

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,690	$2,138

SUPPLEMENTAL DISCLOSURE ABOUT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Bankruptcy related settlements resulting in the receipt of treasury stock	$1	$12
Conversion of 9% convertible note	—	63
Supplemental Cash Flow Data:
(1)Income taxes paid	265	84
(2)Cash interest paid	141	87

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

For accounting purposes, the Merger has been treated as a purchase business combination, with Kmart acquiring Sears. Accordingly, the historical financial statements of Kmart serve as the historical financial statements of Holdings, the registrant. The results of Sears are included in the condensed consolidated financial statements subsequent to the Merger date. Thus, the accompanying condensed consolidated statements of income and cash flows for the 26-week period ended July 30, 2005 include approximately 18 weeks of Sears’ results and 26 weeks of Kmart’s results. See Note 2 for summary unaudited pro forma information and details on the purchase accounting applied to the Merger.

Effective March 23, 2005, the Company changed its fiscal year end from the last Wednesday in January to the Saturday closest to January 31st. As the change in fiscal year end reflected a change of only three days, the historical financial statements have not been recast to reflect this change. Sears Canada’s fiscal year end is the Saturday closest to December 31st. The results of operations for Sears Canada are reported to Holdings on a one-month lag. Accordingly, the statements of income for the 13-week periods ended July 29, 2006 and July 30, 2005 include operating results for Sears Canada for the periods from April 1, 2006 to July 1, 2006 and April 3, 2005 to July 2, 2005, respectively. For the 26-week periods ended July 29, 2006 and July 30, 2005, the statements of income and cash flows include operating results for Sears Canada from January 1, 2006 to July 1, 2006 and March 25, 2005 to July 2, 2005, respectively.

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

NOTE 2 – THE MERGER

On March 24, 2005, Kmart and Sears completed the Merger pursuant to the Agreement and Plan of Merger, dated as of November 16, 2004 (the “Merger Agreement”). Upon consummation of the Merger, Kmart and Sears became wholly-owned subsidiaries of Holdings.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

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

millions
Cash and cash equivalents	$4,351
Merchandise inventories	6,134
Other current assets	1,977
Property and equipment	9,731
Goodwill	1,721
Tradenames and other intangible assets	3,914
Other assets	475

Total assets acquired	$28,303

Merchandise payables and other current liabilities	$6,784
Unearned revenues (including non-current portion)	1,896
Total debt and capitalized lease obligations	4,421
Deferred income taxes	658
Pension and postretirement benefits	1,647
Minority interest and other liabilities	1,035

Total liabilities assumed	$16,441

Net assets acquired	$11,862

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company has allocated approximately $3.9 billion to identifiable intangible assets, of which approximately $2.8 billion relates to the indefinite-lived tradenames of Sears, Kenmore, Craftsman, Lands’ End and DieHard. These indefinite-lived tradenames are not subject to amortization as management expects these tradenames to generate cash flows indefinitely. The remaining intangible assets of $1.1 billion include finite-lived tradenames, favorable leases, contractual arrangements and customer lists, and will be amortized over their estimated useful lives, with a weighted-average life of nine years. The Company recorded $48 million of amortization expense for the 26-week period ended July 29, 2006 related to its amortizable intangible assets. Annual amortization expense for each of the next five fiscal years is estimated to be $102 million per year.

Selected Unaudited Pro Forma Combined Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Kmart and Sears for the 26-week period ended July 30, 2005 as though the Merger had occurred as of the beginning of fiscal 2004. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of the period presented, or that may result in the future. In addition, Holdings is realizing operating synergies as a result of the Merger. The following unaudited pro forma financial information has not been adjusted to reflect operating efficiencies realized as a result of the Merger.

millions, except per share data	26 weeks ended July 30, 2005(1)
Pro forma
Revenues	$25,973
Operating income	$424
Income before cumulative effect of change in accounting principle	$173
Net income	$83
Diluted earnings per share before cumulative effect of change in accounting principle	$1.06
Diluted earnings per share	$0.51

(1)	Includes $34 million of transaction costs and $45 million of integration costs related to the Merger.

NOTE 3 – ACQUISITION OF MINORITY INTEREST IN SEARS CANADA

During the first half of fiscal 2006, the Company increased its majority interest in Sears Canada from 54% to 70% by acquiring 17.8 million common shares of Sears Canada pursuant to its take-over bid for Sears Canada, first announced in December 2005. The Company paid a total of $278 million for the additional 17.8 million common shares acquired and has accounted for the acquisition of additional interests in Sears Canada as a purchase business combination for accounting purposes. The total amount paid for shares acquired has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates. Total consideration for the additional interest acquired exceeded the associated proportionate pre-acquisition carrying value for Sears Canada by approximately $185 million. The Company estimates that this excess is allocable to real property ($5 million), trademarks and other identifiable intangible assets ($56 million), goodwill ($165 million) and other assets and liabilities ($-41 million). This purchase price allocation is preliminary and further refinements may be necessary. The acquisition of the additional interest in Sears Canada was not material to the Company’s operations or financial position.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

On August 8, 2006, the Ontario Securities Commission (“OSC”) issued an order in respect of Holdings’ offer for the outstanding shares of Sears Canada. The effect of the OSC’s order is that no shares may trade pursuant to Holdings’ offer until certain conditions are satisfied. Satisfaction of the conditions of the order would require Holdings to, among other things, exclude the votes of over 30% of the shares held by shareholders of Sears Canada other than Holdings at the commencement of the offer from the calculation of the majority of the minority approval requirement for the contemplated second step subsequent acquisition transaction. On August 9, 2006, the Company commenced an appeal from the OSC’s order to the Ontario Superior Court (Divisional Court). The Divisional Court is scheduled to hear argument on this appeal on September 18, 2006.

The Company has extended its offer to September 29, 2006, and may further extend the offer, to preserve the Company’s rights under the offer pending the outcome of the appellate process in relation to the OSC’s order.

NOTE 4 – CHANGE IN ACCOUNTING PRINCIPLE

Effective January 27, 2005, the Company changed its method of accounting for certain indirect buying, warehousing and distribution costs. Prior to this change, the Company had included indirect buying, warehousing and distribution costs as inventoriable costs. Beginning in fiscal 2005, such costs have been expensed as incurred, which is the method of accounting previously followed by Sears. The Company believes that this change provides a better measurement of operating results in light of changes to the Company’s supply chain to realize cost savings from the Merger, the closure of certain facilities and the combined capacity of the existing distribution and headquarters facilities. In accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes”, changes in accounting policy to conform the acquirer’s policy to that of the acquired entity are treated as a change in accounting principle. The indirect buying, warehousing and distribution costs that were capitalized to inventory as of January 26, 2005 have been reflected in the condensed consolidated statement of income for the 26-week period ended July 30, 2005 as a cumulative effect of a change in accounting principle in the amount of $90 million net of income taxes of $58 million.

NOTE 5 – RESTRUCTURING ACTIVITIES

During fiscal 2005, the Company initiated a number of restructuring activities including actions to integrate the home office functions of Kmart and Sears Domestic and align its workforce accordingly. Approximately 1,435 Kmart associates were notified that their positions had been relocated, were under review, or had been eliminated, and approximately 780 former Sears employees were notified of the decision to eliminate their positions in connection with the home office integration efforts. Also during the third quarter of fiscal 2005, Sears Canada implemented a series of productivity improvement initiatives, which included a workforce reduction of approximately 1,200 associates. These initiatives resulted in the recognition of $14 million and $23 million of restructuring costs for the 13- and 26-week periods ended July 29, 2006, respectively.

As of July 29, 2006, all actions related to these activities have been substantially completed. The remaining costs to be incurred will be recognized over the associates’ remaining service periods in accordance with SFAS No. 146, “Accounting for Costs Associated with Disposal and Exit Activities”. The remaining reserve balance of $22 million at July 29, 2006 represents payments to be made in the remainder of fiscal 2006 in accordance with the Company’s severance and relocation plans.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Following is a summary of the fiscal 2006 activity in the reserves established for these integration and productivity initiatives:

millions	Estimated Total Cumulative Costs to be Incurred	Cumulative Costs recognized through July 29, 2006	Ending Reserve Balance January 28, 2006	Fiscal 2006 Additions	Fiscal 2006 Cash Payments	Ending Reserve Balance July 29, 2006
Kmart	$61	$58	$21	$4	$15	$10
Sears Domestic	59	59	2	—	2	—
Sears Canada	76	76	13	19	20	12

Total	$196	$193	$36	$23	$37	$22

NOTE 6 – SALE OF SEARS CANADA CREDIT AND FINANCIAL SERVICES OPERATIONS

On November 15, 2005, Sears Canada completed the sale of substantially all of the assets (principally net credit card receivables of $1.3 billion and customer relationship intangibles of $0.4 billion) and liabilities of its Credit and Financial Services operations to JPMorgan Chase & Co. (“JPMorgan Chase”) for approximately $2.0 billion in cash proceeds, net of securitized receivables and other related costs and taxes.

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

The Company’s condensed consolidated statements of income and cash flows for the 26-week period ended July 30, 2005 includes the results of Sears Canada’s Credit and Financial Services operations from March 25, 2005 through July 2, 2005.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

During the first quarter of fiscal 2006, the Company settled $800 million in Canadian notional value of foreign currency forward contracts that were used to hedge the Company’s net investment in Sears Canada against adverse changes in exchange rates. The Company paid $43 million to settle these contracts, representing the aggregate fair value of the settled forwards as of the respective settlement dates. For those contracts for which hedge accounting had been applied, the Company recorded an offsetting amount of $48 million as a component of accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet. The Company recorded a gain of $5 million during the first quarter of fiscal 2006 for the remaining contracts, for which hedge accounting was not applied. This gain has been classified as part of Other income within the Company’s condensed consolidated statement of income for the 26-week period ended July 29, 2006. During the 26-week period ended July 29, 2006, the Company entered into foreign currency forward contracts totaling $535 million Canadian notional value designed to hedge the Company’s net investment in Sears Canada against adverse changes in exchange rates. These contracts had an aggregate fair value of $6 million as of July 29, 2006. A total of $400 million in Canadian notional value of these outstanding forward contracts are hedges which qualify for hedge accounting and, as such, an unrealized gain of $8 million was recorded as a component of accumulated

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

other comprehensive loss in the Company’s consolidated balance sheet as of July 29, 2006. The remaining $135 million in Canadian notional value are contracts for which hedge accounting has not been applied. Accordingly, a gain of $1 million and a loss of $2 million have been reflected as components of Other income in the Company’s condensed consolidated statements of income for the 13-and 26-week periods ended July 29, 2006, respectively. In addition, during the first quarter of fiscal 2006, Sears Canada entered into cross-currency interest rate swaps designated as a hedge of certain U.S. dollar-denominated floating-rate debt issued by Sears Canada. These swaps mature in December 2012 and, as of July 29, 2006, had a notional principal amount of $259 million and a fair value of negative $6 million.

NOTE 8—BORROWINGS

Total borrowings were as follows:

millions	July 29, 2006	July 30, 2005	January 28, 2006
Short-term borrowings:
Unsecured commercial paper	$82	$78	$178
Long-term debt, including current portion:
Notes and debentures outstanding	2,843	3,189	2,974
Capitalized lease obligations	845	888	864

Total debt	$3,770	$4,155	$4,016

Credit Agreement

The Company’s $4.0 billion, five-year credit agreement (the “Credit Agreement”) has an expiration date of March 2010 and is available for general corporate purposes and includes a $1.5 billion letter of credit sublimit. The Credit Agreement is a revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of its direct and indirect subsidiaries and is secured by a first lien on domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory and credit card accounts receivable, subject to certain limitations. As of July 29, 2006, the Company had $457 million of letters of credit outstanding under the Credit Agreement with $3.5 billion of availability remaining under the Credit Agreement. There were no direct borrowings under the facility during the first half of fiscal 2006. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings

Letter of Credit Agreement

The Company has an additional letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $1 billion. The LC Agreement expires in August 2007. As of July 29, 2006, there were $433 million of letters of credit outstanding under the LC Agreement.

Under the terms of the LC Agreement, the Company has the ability to post cash, inventory or other letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits the Company from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if the Company elects to post cash collateral, it must maintain cash in an amount equal to 100.5% of the face value of letters of credit

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

outstanding. The Company had $435 million of cash posted as collateral under the LC Agreement as of July 29, 2006. The Company continues to classify the cash collateral as cash and cash equivalents due to its ability to substitute these letters of credit with letters of credit under the Credit Agreement, which does not require cash collateral, and its ability to provide letters of credit under the Credit Agreement as collateral. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change.

Cash Collateral

The Company posts cash collateral for certain self-insurance programs. The Company continues to classify the cash collateral as cash and cash equivalents due to the Company’s ability to substitute letters of credit for the cash at any time at its discretion. As of July 29, 2006, $98 million of cash was posted as collateral for self-insurance programs.

OSH Supply Hardware LLC (“LLC”) Credit Agreement

In fiscal 2005, LLC entered into a five-year, $130 million senior secured revolving credit facility (the “LLC Facility”), which includes a $25 million letter of credit sublimit. The LLC Facility is available for LLC’s general corporate purposes and is secured by a first lien on substantially all of LLC’s non-real estate assets. Availability under the LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of July 29, 2006, $2 million was outstanding under the LLC Facility – there were no borrowings and $2 million in outstanding letters of credit.

Inter-company Loan

The Company has also transferred certain domestic real estate and intellectual property into separate bankruptcy remote Special Purpose Vehicles (“SPVs”). The SPV holding the real estate assets leases such property to Sears, Roebuck and Co. and Kmart Corporation. The SPV holding the intellectual property licenses these trademarks to Sears, Roebuck and Co. and Kmart Corporation. Each SPV has issued asset-backed notes that are collateralized by the real estate and intellectual property, respectively. Cash flows received by the SPVs from rents and licensing fees paid by Sears, Roebuck and Co., Kmart Corporation and, potentially in the future, other affiliates or third parties will be used for the payment of fees, interest and principal on notes issued by the SPVs. As of July 29, 2006, these debt securities were entirely held by wholly-owned consolidated subsidiaries of the Company and the net book value of the securitized intellectual property assets was approximately $1.0 billion, and the net book value of the securitized real estate assets was approximately $1.1 billion.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 9 – BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding.

	13 Weeks Ended		26 Weeks Ended
millions	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005(1)
Basic weighted average common shares outstanding	156.4	164.9	157.2	143.1
Dilutive effect of stock options	0.1	0.2	0.1	2.3

Diluted weighted average common shares outstanding	156.5	165.1	157.3	145.4

(1)	The weighted average common shares outstanding amounts for the 26-week period ended July 30, 2005 utilize Kmart outstanding common shares for the period prior to the March 24, 2005 Merger.

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

The Company continues to make progress in the reconciliation and settlement of various classes of claims associated with the discharge of the Predecessor Company’s liabilities subject to compromise pursuant to the Plan of Reorganization. Since June 30, 2003, the first distribution date established in the Plan of Reorganization, approximately 28 million shares of the 32 million shares set aside for distribution have been distributed to holders of Class 5 claims and approximately $4 million in cash has been distributed to holders of Class 7 claims. Due to the significant volume of claims filed to-date, it is premature to estimate with any degree of accuracy the ultimate allowed amount of such claims for each class of claims under the Plan of Reorganization. Accordingly, the Company’s current distribution reserve for Class 5 claim settlements is 5 percent of the total shares expected to be distributed. The remaining shares in the distribution reserve will be issued to claimants if, upon settlement of all claims, the ultimate amount allowed for Class 5 claims is consistent with the Plan of Reorganization. Differences between amounts filed and the Company’s estimates are being investigated and will be resolved in connection with its claims resolution process. The claims reconciliation process may result in material adjustments to current estimates of allowable claims and the distribution to claimants. The next scheduled distribution under the Plan of Reorganization is expected to commence on or about October 1, 2006.

Bankruptcy-Related Settlements

The Company recognized recoveries of $11 million and $12 million for the 13- and 26-week periods ended July 29, 2006, respectively, related to vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. In conjunction with these recoveries, for the 13- and 26-week periods ended July 29, 2006, the Company was assigned 6,796 and 7,334 shares of common stock (weighted average price of $136.88 and $135.68 per share), respectively, and with an approximate value of $1 million.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 11 – SHAREHOLDERS’ EQUITY

Share Repurchase Program

During the 13- and 26-week periods ended July 29, 2006, the Company repurchased 0.7 million and 4.0 million common shares pursuant to its common share repurchase program at a total cost of $91 million and $504 million, or an average price of $137.67 and $127.66 per share, respectively. As of July 29, 2006, the Company had remaining authorization to repurchase $406 million of common shares under its common share repurchase program. The repurchase program has no stated expiration date and the remaining shares may be purchased in the open market, through self-tender offers or through privately negotiated transactions.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income:

	13 Weeks Ended		26 Weeks Ended
millions	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net income	$294	$161	$474	$152
Other comprehensive income (loss):
Change in fair value of interest rate swaps	—	1	—	1
Unrealized gain (loss) on foreign currency forwards	14	(10)	3	(10)
Foreign currency translation adjustments	18	(8)	21	(4)

Total other comprehensive income (loss)	32	(17)	24	(13)

Total comprehensive income	$326	$144	$498	$139

The	following table displays the components of accumulated other comprehensive loss:

millions	July 29, 2006	July 30, 2005	January 28, 2006
Cumulative unrealized derivative losses	$—	$(9)	$—
Currency translation adjustments	6	(4)	(18)
Minimum pension liability, net of tax	(187)	(77)	(187)

Accumulated other comprehensive loss	$(181)	$(90)	$(205)

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 12 – BENEFIT PLANS

Benefit Plans

The Company provides benefits to certain associates who are eligible under various defined benefit pension plans, contributory defined benefit pension plans and other postretirement plans, primarily retiree medical benefits. The following table summarizes the components of total net periodic benefit expense for the Company’s retirement plans:

	13 Weeks Ended		26 Weeks Ended
millions	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Components of net periodic expense:
Benefits earned during the period	$10	$21	$21	$29
Interest costs	107	92	215	152
Expected return on plan assets	(105)	(82)	(212)	(135)

Net periodic expense	$12	$31	$24	$46

Contributions

During the 13-week period ended July 29, 2006, the Company made contributions of $23 million and $15 million to the Kmart and Sears domestic pension plans, respectively. The Company expects to make contributions of $92 million and $141 million over the remainder of fiscal 2006 to the Kmart and Sears domestic pension plans, respectively.

NOTE 13 – INCOME TAXES

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

In connection with the Merger, deferred tax assets of $350 million were recorded related to state net operating losses (“NOLs”) of Sears. A valuation allowance of $330 million was recorded with respect to this deferred tax asset. As a result, the Company recognized a net deferred tax asset of $20 million in conjunction with the purchase price allocation related to the Merger. The Company will continue to assess the likelihood of realization of these state deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized. To the extent that these valuation allowances are reversed in the future, such effects would be recorded as a decrease to goodwill.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement process for recording within the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year. The Company is currently evaluating the impact, if any, of adopting FIN 48 on its financial statements.

NOTE 14 – SUMMARY OF SEGMENT DATA

Holdings has integrated many Kmart and Sears store-support functions to more efficiently serve both formats; however, for purposes of reviewing operating performance and making asset-allocation decisions, senior management has continued to utilize principally the reporting structures that existed independently for Kmart and Sears prior to the Merger. As a result, the Company has three reportable segments: Kmart, Sears Domestic and Sears Canada. The accompanying summary of segment data for the 26-week period ended July 30, 2005 includes the results of operations of Sears subsequent to March 24, 2005, the date of the Merger. Sears Canada’s results are reported to Holdings on a one-month lag. Therefore, the results of operations for the 13-week periods ended July 29, 2006 and July 30, 2005 include operating results for Sears Canada for the periods from April 2, 2006 to July 2, 2006 and April 3, 2005 to July 2, 2005, respectively. For the 26-week period ended July 30, 2005, the results of operations include operating results for Sears Canada from March 25, 2005 to July 2, 2005.

	For the 13 Weeks Ended July 29, 2006
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$4,472	$7,051	$1,262	$12,785
Costs and expenses
Cost of sales, buying and occupancy	3,389	4,884	885	9,158
Selling and administrative	874	1,669	284	2,827
Depreciation and amortization	18	224	34	276
Gain on sales of assets	—	(7)	—	(7)
Restructuring charges	—	—	14	14

Total costs and expenses	4,281	6,770	1,217	12,268

Operating income	$191	$281	$45	$517

Total assets	$7,335	$19,571	$3,155	$30,061

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	For the 13 Weeks Ended July 30, 2005
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$4,642	$7,337	$1,135	$13,114
Credit and financial products revenues	—	—	78	78

Total revenues	4,642	7,337	1,213	13,192
Costs and expenses
Cost of sales, buying and occupancy	3,529	5,180	832	9,541
Selling and administrative	964	1,718	327	3,009
Depreciation and amortization	10	235	35	280
Gain on sales of assets	(2)	—	(2)	(4)
Restructuring charges	42	—	—	42

Total costs and expenses	4,543	7,133	1,192	12,868

Operating income	$99	$204	$21	$324

Total assets	$7,533	$18,706	$4,279	$30,518

	For the 26 Weeks Ended July 29, 2006
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$8,726	$13,748	$2,309	$24,783
Costs and expenses
Cost of sales, buying and occupancy	6,630	9,545	1,648	17,823
Selling and administrative	1,729	3,289	530	5,548
Depreciation and amortization	33	464	68	565
Gain on sales of assets	(17)	(7)	—	(24)
Restructuring charges	4	—	19	23

Total costs and expenses	8,379	13,291	2,265	23,935

Operating income	$347	$457	$44	$848

Total assets	$7,335	$19,571	$3,155	$30,061

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	For the 26 Weeks Ended July 30, 2005
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$9,182	$10,338	$1,229	$20,749
Credit and financial products revenues	—	—	87	87

Total revenues	9,182	10,338	1,316	20,836
Costs and expenses
Cost of sales, buying and occupancy	6,997	7,304	901	15,202
Selling and administrative	1,920	2,462	355	4,737
Depreciation and amortization	20	327	40	387
Gain on sales of assets	(8)	—	(2)	(10)
Restructuring charges	45	—	—	45

Total costs and expenses	8,974	10,093	1,294	20,361

Operating income	$208	$245	$22	$475

Total assets	$7,533	$18,706	$4,279	$30,518

NOTE 15 – LEGAL PROCEEDINGS

Pending against Sears and certain of its officers and directors are a number of lawsuits, described below, that relate to Sears’ former credit card business and public statements about it. The Company believes that all of these claims lack merit and, except as noted below, is defending against them vigorously.

•	On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears and certain former officers alleging that certain public announcements by Sears concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and certified the consolidated action as a class action. On May 17, 2006, defendants entered into a memorandum of understanding with the lead plaintiff, providing for settlement of the action. Under the settlement, Sears is required to make a payment of $215 million. Sears has made claims under relevant insurance policies, and expects that, after giving effect to anticipated insurance proceeds, the cash payment for settlement by Sears will be approximately $85 million on a pre-tax basis. The settlement is subject to judicial approval. In agreeing to the settlement, defendants did not admit any wrongdoing and deny committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation.

•

On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears, certain officers and directors, and alleged fiduciaries of Sears’ 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in Sears’ common shares and alleged communications made to Plan participants regarding Sears’ financial condition. The Court has consolidated these actions and certified the consolidated action as a class action. On August 28, 2006, the parties agreed to settle the action. The settlement is subject to judicial approval. Pending entry into a memorandum of understanding reflecting the settlement, the parties have agreed to suspend all discovery and other proceedings. Defendants do not admit any wrongdoing and

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

deny any committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. The settlement is not expected to have a material adverse effect on annual results of operations, financial position, liquidity or capital resources of the Company.

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

•

On June 17, 2003, an action was filed in the United States District Court for the Northern District of Illinois against Sears and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. An amended complaint was filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. The defendants filed motions to dismiss the action. On September 24, 2004, the court granted these motions in part, and denied them in part. The court dismissed the claims related to the March 18 and May 21, 2002 note offerings because the plaintiff did not purchase notes in those offerings. The court dismissed the Section 10(b) and Rule 10b-5 claims against several of the individual defendants because the plaintiff failed to adequately plead such claims. The court sustained the remaining claims. By leave of court, the plaintiffs filed a second amended complaint on November 15, 2004. Defendants (other than one of the underwriter defendants) filed motions to partially dismiss the second amended complaint on January 10, 2005. The defendant that did not move to partially dismiss filed an answer to the second amended complaint on January 28, 2005, denying all liability. On September 14, 2005, the court granted the pending motions to dismiss in part, and denied them in part. The court dismissed the Section 11 claim with respect to SRAC’s May 21, 2002 notes on the ground that the plaintiffs lacked standing, and the Section 12 claims with respect to SRAC’s March 18, 2002 notes and May 21, 2002 notes on the ground that the plaintiffs could not allege damages. The court dismissed the Section 15 claim on the ground that the plaintiffs had failed to allege a predicate violation of the Securities Act of 1933 on the part of SRAC. The court dismissed the Section 10(b) and Rule 10b-5 claims as to some, but not all, of the individual defendants. The court sustained the remaining claims. By leave of court, the plaintiffs filed a third amended complaint on October 28, 2005. The non-underwriter defendants filed a motion to partially dismiss the third amended

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

complaint on November 15, 2005. Plaintiffs have requested discovery from third parties with respect to plaintiffs’ remaining claims under the Securities Act.

Following the announcement of the Merger on November 17, 2004, several actions have been filed relating to the transaction. These lawsuits are in their preliminary stages, and defendants have not yet been required to respond to certain of the complaints. The Company believes that all of these claims lack merit and intends to defend against them vigorously.

•	Three actions were filed and then consolidated in the Circuit Court of Cook County, Illinois. These actions assert claims on behalf of a purported class of Sears’ stockholders against Sears and certain of its officers and directors, together with Kmart, Edward S. Lampert, William C. Crowley and other affiliated entities, alleging breach of fiduciary duty in connection with the Merger. The plaintiffs allege that the Merger favors interested defendants by awarding them disproportionate benefits, and that the defendants failed to take appropriate steps to maximize the value of a merger transaction for Sears’ stockholders. On August 8, 2006, the court granted defendants’ renewed motions to dismiss plaintiff’s amended complaint.

•	One action has been filed in the United States District Court for the Northern District of Illinois. This action asserts claims under the federal securities laws on behalf of a purported class of Sears’ stockholders against Sears and Alan J. Lacy, for allegedly failing to make timely disclosure of merger discussions with Kmart during the period November 8 through 16, 2004, and seeks damages. The court appointed a lead plaintiff and lead counsel, and an amended complaint was filed on March 11, 2005. The amended complaint names Edward S. Lampert and ESL Partners, L.P. as additional defendants, and purports to assert claims on behalf of sellers of Sears stock during the period September 9 through November 16, 2004. All defendants moved to dismiss, and briefing on the motions was completed in early July 2005. On March 22, 2006, the district court denied the defendants’ motions to dismiss and subsequently denied a motion for reconsideration by Sears and Alan J. Lacy and a motion for permission to file an interlocutory appeal by Edward S. Lampert and ESL. On August 30, 2006, the court set a briefing schedule for plaintiffs’ motion for class certification and indicated that the parties should commence discovery.

Effective May 11, 2005, Sears terminated for cause its Master Services Agreement (the “Agreement”) with Computer Sciences Corporation (“CSC”). CSC had been providing information technology infrastructure support services, including desktops, servers, and systems to support Sears-related websites, voice and data networks and decision support technology to Sears and its subsidiaries under the 10-year Agreement entered into in June 2004. CSC is obligated to continue providing these services for an extended period following termination of the Agreement. CSC disputes Sears’ assertion that grounds for termination for cause existed and claims that, as a result of terminating this Agreement, Sears is liable to CSC for damages.

CSC filed a lawsuit in the United States District Court for the Northern District of Illinois (the “District Court”) on March 18, 2005 seeking a declaratory judgment that CSC was not in material breach of the Agreement and an injunction to prevent Sears from terminating the Agreement for cause. On April 14, 2005, the District Court denied CSC’s motion for a preliminary injunction and granted Sears’ motion to compel arbitration. On April 22, 2005 the District Court denied CSC’s motion for reconsideration of the District Court’s April 14th ruling, and CSC appealed the District Court’s ruling to the United States Court of Appeals for the Seventh Circuit. That appeal remains pending. On April 14, 2005, CSC filed an emergency claim with the American Arbitration Association (“AAA”), seeking to enjoin Sears from terminating the Agreement for cause. The AAA denied CSC’s request for emergency relief on April 18, 2005. In compliance with the District Court’s order compelling

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

arbitration, the parties began selecting an arbitration panel. While arbitrator selection was in progress, the parties agreed to suspend arbitration and the appeal while they voluntarily mediate their disputes. The arbitration was recently dismissed by the AAA for lack of action. Settlement discussions continue.

In Capital Factors v. Kmart Corporation, the United States District Court for the Northern District of Illinois ruled that the Bankruptcy Court did not have the authority to authorize the payment of pre-petition claims of certain trade vendors by the Company. An appeal of the ruling and subsequent motions for rehearing were denied. In order to satisfy its fiduciary responsibility to pursue claims against the critical vendors during the pendency of the appeal, in January 2004 the Company filed suit against a total of 1,189 vendors that received these payments seeking to recover in excess of $174 million paid to the critical vendors. To date, Kmart has settled approximately 920 critical vendor claims for a total recovery the Company values at approximately $80 million.

Kmart is a defendant in a pending pre-petition nationwide class action relating to proper access to facilities for the disabled under the Americans with Disabilities Act. The class action is pending in the United States District Court in Denver, Colorado. On July 13, 2005, the court certified a nationwide class of individuals who use wheelchairs or scooters for mobility and who shop at Kmart. On February 9, 2006, Kmart entered into a settlement agreement with the plaintiffs in this action. Pursuant to the settlement agreement, which was approved by the Court on July 22, 2006, Kmart will: (1) make certain renovations to Kmart stores over a seven and a half year period to improve accessibility for individuals who use wheelchairs or scooters for mobility; (2) revise certain policies, procedures, and training that relate to or affect individuals who use wheelchairs or scooters for mobility; and (3) pay approximately $13 million in damages—approximately $8 million in cash and $5 million in gift cards—to a sub-class of the class certified by the court to resolve claims for statutory minimum damages under disability statutes in seven states.

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

In May and July 2006, two putative class action lawsuits, which each name as defendants Sears Holdings Corporation and Edward Lampert, were filed in United States District Court for the Southern District of New York, purportedly on behalf of a class of persons that sold shares of Kmart Holding Corp stock on or after May 6, 2003 through June 4, 2004. These complaints allege that Kmart’s Plan of Reorganization and Disclosure Statement filed on January 24, 2003 and amended on February 25, 2003 misrepresented Kmart’s assets, particularly its real estate holdings, as evidenced, according to the complaints, by the prices at which Kmart subsequently sold certain of its stores in June 2004 to Home Depot and Sears. Plaintiffs in both actions, as well

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

as one of the members of the putative class, have each filed a motion for consolidation, appointment as lead plaintiff and approval of selection of lead counsel. The motions are currently pending before the district court.

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

During the second quarter of fiscal 2006, the Company recorded a gain of $36 million for the aggregate amount received by Holdings in June 2006 as part of the settlement of Visa/MasterCard litigation concerning alleged unlawful inflation of interchange fees. The Company has recorded the $36 million gain as a reduction to Selling and administrative expense in the condensed consolidated statements of income for the 13- and 26-week periods ended July 29, 2006.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Part II, Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended January 28, 2006.

OVERVIEW AND CONSOLIDATED OPERATIONS

Overview

Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. The Company is a broadline retailer with approximately 2,300 full-line and 1,100 specialty retail stores in the United States operating through Kmart and Sears and approximately 380 full-line and specialty retail stores in Canada operating through Sears Canada, a 70% -owned subsidiary. The Company currently conducts its operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Part I, Item 1 of the Company’s Annual Report on Form 10-K/A for the year ended January 28, 2006.

Merger and Change in Fiscal Year

For accounting purposes, the Merger has been treated as a purchase business combination, with Kmart acquiring Sears. As such, the historical financial statements of Kmart serve as the historical financial statements of Holdings. The results of Sears are included in the condensed consolidated financial statements subsequent to the Merger date. Thus, the accompanying condensed consolidated statements of income and cash flows for the 26-week period ended July 30, 2005 include approximately 18 weeks of Sears’ results and 26 weeks of Kmart’s results.

The Company believes that an understanding of its reported results, trends and on-going performance is not complete without presenting the results for the 26-week period ended July 30, 2005 on a pro forma basis. Accordingly, the Company has prepared unaudited pro forma financial information to summarize the combined results of operations of Kmart and Sears for the 26-week period ended July 30, 2005 as though the Merger had occurred as of the beginning of fiscal 2004. The unaudited pro forma financial information is presented herein for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of the period presented, or that may result in the future. In addition, Holdings is realizing operating synergies as a result of the Merger. The unaudited pro forma financial information for the 26-week period ended July 30, 2005 has not been adjusted to reflect operating efficiencies realized as a result of the Merger.

Effective March 23, 2005, the Company changed its fiscal year end from the last Wednesday in January to the Saturday closest to January 31st. As the change in fiscal year end reflected a change of only three days, the historical financial statements have not been recast to reflect this change. Sears Canada’s fiscal year end is the Saturday closest to December 31st, and the results of operations for Sears Canada are reported to Holdings on a one-month lag. Accordingly, the condensed consolidated financial statements for the 13- and 26-week periods ended July 29, 2006 include the results of operations for Sears Canada for the 13- and 26-week periods ended July 1, 2006, and for the 13- and 26-weeks ended July 30, 2005, the condensed consolidated financial statements include the results of Sears Canada for the 13- and approximately 14-weeks ended July 2, 2005.

Second Quarter and First Half 2006 Initiatives and Accomplishments

The Company continues to focus efforts on its two main initiatives: building long-term customer relationships and improving the profitability of the Company’s business by increasing the efficiency and effectiveness of its

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

operations. The details of these initiatives have been set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended January 28, 2006. The following provides an overview of results and activities for the second quarter and first half of fiscal 2006 in pursuit of the Company’s initiatives.

•	For the second quarter of fiscal 2006, net income increased to $294 million, or $1.88 per diluted share, as compared to net income of $161 million, or $0.98 per diluted share, for the second quarter of last year. First half net income increased to $474 million, or $3.01 per diluted share, as compared to net income of $152 million, or $1.05 per diluted share, for the first half of last year. Prior year first half results included a $90 million charge due to the cumulative effect of a change in accounting for certain indirect overhead costs included in inventory. Excluding the change in accounting, prior year first half net income was $242 million, or $1.66 per diluted share. The improvement in the earnings reflects improved profitability at both Kmart and Sears, largely due to reduced expenses.

•	Domestic comparable stores sales declined 3.8% for the second quarter of fiscal 2006, with Sears Domestic comparable store sales declining 6.3% and Kmart comparable store sales declining 0.6%. For the first half of fiscal 2006, domestic comparable store sales declined 4.3%, with Sears Domestic comparable store sales declining 7.3% and Kmart comparable store sales declining 0.4%. The profit impact of these comparable store sales declines, however, was largely offset by an improvement in gross margin rate (defined below). For the quarter, Holdings’ gross margin rate reached 28.4%, an increase of 120 basis points, as compared with a gross margin rate of 27.2% for the second quarter of fiscal 2005. The first half gross margin was 28.1% for fiscal 2006, an increase of 130 basis points, as compared with a pro forma gross margin rate of 26.8% for the first half of fiscal 2005. The increased margin rate primarily reflects improved inventory management and control, with the largest improvement in rate occurring at Sears Domestic and Sears Canada.

•	Operating income increased $193 million to $517 million for the second quarter of fiscal 2006, as compared with $324 million for the second quarter of fiscal 2005. For the first half of fiscal 2006, operating income increased $373 million to $848 million, as compared with $475 million for the first half of fiscal 2005. Operating income doubled during the first half of fiscal 2006 when compared to pro forma operating income of $424 million for the first half of 2005. These increases were primarily attributable to the realization of Merger synergies and improved expense management, as well as lower fiscal 2006 restructuring costs and a gain of $36 million related to the settlement of the Visa/Mastercard antitrust litigation recorded in the second quarter of fiscal 2006.

•	During the first half of fiscal 2006, the Company repurchased four million shares of its common stock at a total cost of $504 million, or an average price of $127.66 per share. As of July 29, 2006, the Company had remaining authorization to repurchase $406 million of common shares under its common share repurchase program. The remaining shares may be purchased in the open market, through self-tender offers or through privately negotiated transactions. Timing will depend on prevailing market conditions, alternative uses of capital and other factors.

Results of Operations

As noted above, the condensed consolidated statement of income for the 26-week period ended July 30, 2005 is not representative of the Company’s operations as it only includes Sears’ results of operations from March 25, 2005 forward. Accordingly, the Company’s condensed consolidated results of operations for the 26-week period ended July 30, 2005 have been summarized below on both a reported and pro forma basis. The unaudited pro forma financial information in the tables below summarizes the combined results of operations of Kmart and Sears for the 26-week period ended July 30, 2005 as though the Merger had occurred as of the beginning of fiscal 2004. The unaudited pro forma financial information is presented herein for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

beginning of the period presented, or that may result in the future. In addition, Holdings is realizing operating synergies as a result of the Merger. The unaudited pro forma financial information for the 26-week period ended July 30, 2005 has not been adjusted to reflect operating efficiencies realized as a result of the Merger.

The pro forma adjustments are described on page 33. References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.

	13 Weeks Ended
	Reported
millions, except per share data	July 29, 2006	July 30, 2005
Merchandise sales and services	$12,785	$13,114
Credit and financial products revenues	—	78

Total revenues	12,785	13,192

Cost of sales, buying and occupancy	9,158	9,541
Gross margin dollars	3,627	3,573
Gross margin rate	28.4%	27.2%

Selling and administrative	2,827	3,009
Selling and administrative expense as a percentage of total revenues	22.1%	22.8%

Depreciation and amortization	276	280
Gain on sales of assets	(7)	(4)
Restructuring charges	14	42

Total costs and expenses	12,268	12,868

Operating income	517	324
Interest expense, net	42	72
Bankruptcy-related recoveries	(11)	(15)
Other income	(16)	(2)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	502	269
Income taxes	201	103
Minority interest	7	5

Income before cumulative effect of change in accounting principle	294	161
Cumulative effect of change in accounting principle, net of tax	—	—

NET INCOME	$294	$161

Diluted earnings per share before cumulative effect of change in accounting principle	$1.88	$0.98
Diluted earnings per share	$1.88	$0.98

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

	26 Weeks Ended
	Reported		Pro forma
millions, except per share data	July 29, 2006	July 30, 2005	July 30, 2005
Merchandise sales and services	$24,783	$20,749	$25,800
Credit and financial products revenues	—	87	173

Total revenues	24,783	20,836	25,973

Cost of sales, buying and occupancy	17,823	15,202	18,874
Gross margin dollars	6,960	5,547	6,926
Gross margin rate	28.1%	26.7%	26.8%

Selling and administrative	5,548	4,737	6,078
Selling and administrative expense as a percentage of total revenues	22.4%	22.7%	23.4%

Depreciation and amortization	565	387	563
Gain on sales of assets	(24)	(10)	(11)
Restructuring charges	23	45	45

Total costs and expenses	23,935	20,361	25,549

Operating income	848	475	424
Interest expense, net	89	114	147
Bankruptcy-related recoveries	(12)	(32)	(32)
Other income	(27)	(11)	(21)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	798	404	330
Income taxes	319	155	144
Minority interest	5	7	13

Income before cumulative effect of change in accounting principle	474	242	173
Cumulative effect of change in accounting principle, net of tax	—	(90)	(90)

NET INCOME	$474	$152	$83

Diluted earnings per share before cumulative effect of change in accounting principle	$3.01	$1.66	$1.06
Diluted earnings per share	$3.01	$1.05	$0.51

Holdings Consolidated Results

Revenues

Domestic comparable store sales declined 3.8% and 4.3% for the second quarter and first half of fiscal 2006, respectively. Sears Domestic comparable store sales declined 6.3% and 7.3% for the quarter and first half, respectively, while Kmart comparable store sales declined 0.6% for the quarter and 0.4% for the first half. Both the current quarter and year-to-date comparable store sales declines reflect the impact of increased competition and lower transaction volumes.

For both the second quarter and first half of fiscal 2006, Kmart experienced lower transaction volumes within home goods partially offset by increased sales within a number of merchandise categories, including apparel, general merchandise, pharmacy and food and other consumable goods. Sears Domestic recorded comparable store sales declines during both the second quarter and first half of fiscal 2006 across most categories and

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

formats, with more pronounced sales declines within both the home fashion and lawn and garden categories.

The overall comparable store sales declines at Sears Domestic reflect lower transaction volumes, as well as the unfavorable sales impact stemming from continuing efforts to improve gross margin at Sears Domestic by reducing reliance on certain promotional events, particularly in relation to promotional and clearance activity in apparel.

Total revenues for the second quarter of fiscal 2006 declined $0.4 billion, or 3.1%, to $12.8 billion, as compared to $13.2 billion for the second quarter last year. Sears revenues were $8.3 billion in the second quarter of fiscal 2006 as compared to $8.6 billion for the second quarter last year, reflecting the impact of comparable store sales declines, partially offset by an increase in the total number of Sears Full-line stores in operation, resulting mainly due to conversions from the Kmart format. In addition, Sears revenues for the quarter were positively impacted by favorable foreign exchange rates relative to revenues recorded at Sears Canada, as the Canadian dollar strengthened relative to last year. Total revenues at Kmart declined $0.1 billion for the second quarter of fiscal 2006, primarily due to a reduction in the total number of Kmart stores in operation.

For the first half of fiscal 2006, total revenues increased $3.9 billion, or 18.9%, to $24.8 billion, as compared to $20.8 billion for the first half last year. This increase primarily reflects the inclusion of Sears for the full year-to-date period in fiscal 2006. Sears revenues were $16.1 billion for the first half of fiscal 2006, as compared to $11.7 billion for the first half of fiscal 2005, as the fiscal 2005 first half period only included the results of Sears subsequent to March 24, 2005, the date of its acquisition by Kmart. Total first half revenues in fiscal 2006 declined $1.2 billion, or 4.6%, when compared to pro forma revenues of $26.0 billion for the first half of 2005, as pro forma revenues for 2005 include Sears revenues for the entire 26-week period ended July 30, 2005. The decline in fiscal 2006 first half revenues versus pro forma revenues for the first half of 2005 was due primarily to the above-noted comparable store sales declines. In addition, revenues for the first half of fiscal 2006 declined as a result of the elimination of credit revenues given the sale of the Sears Canada Credit and Financial Services operations in November 2005, as well as the first half of fiscal 2005 having benefited from $153 million of additional sales recorded during the first quarter, as three additional days were included in the first quarter period given the Company’s change from a Wednesday to a Saturday month end. The negative revenue impact resulting from these factors was partially offset by the impact of favorable exchange rates relative to revenues recorded at Sears Canada as previously noted.

Gross Margin

For the quarter, gross margin as a percentage of merchandise sales and services revenue (“gross margin rate”) was 28.4% in fiscal 2006, as compared to 27.2% in fiscal 2005. For the first half of fiscal 2006, the gross margin rate was 28.1%, as compared to 26.7% (as reported) and 26.8% (pro forma) for the first half of last year. Gross margin rates improved across all segments with more pronounced improvements at both Sears Domestic and Sears Canada. The Company’s improved gross margin rate primarily reflects better inventory management and control. Sears Domestic gross margin rates improved across most full-line store merchandise categories, with the most notable improvement occurring within apparel, where the Company has benefited from enhancing the profitability of its promotional and clearance activity. The overall improvement in gross margin rates helped largely offset the unfavorable profit impact of revenue declines.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 22.1% for the second quarter of fiscal 2006, as compared to 22.8% for the second quarter of fiscal 2005. For

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

the first half of fiscal 2006, the selling and administrative expense rate was 22.4%, as compared to 22.7% (as reported) and 23.4% (pro forma) for the first half of last year. Total selling and administrative expenses in the second quarter of fiscal 2006 included a $36 million gain recorded by the Company for the aggregate amount received by Holdings in June 2006 as part of the settlement of Visa/MasterCard antitrust litigation. Excluding this $36 million settlement gain, the selling and administrative expense rate was 22.4% and 22.5% for the second quarter and first half of fiscal 2006, respectively. The current year rate improvement primarily reflects the realization of Merger synergies, improved expense management, particularly within payroll and benefits, as well as within corporate and store support expense centers.

Restructuring Charges

Restructuring charges of $14 million and $42 million were recorded in the second quarters of fiscal 2006 and fiscal 2005, respectively. On a year-to-date basis, restructuring charges were $23 million in fiscal 2006, as compared to $45 million in fiscal 2005. The current year charges include $19 million recorded at Sears Canada ($14 million in the second quarter) for workforce reductions and ongoing restructuring efforts initiated during the second half of fiscal 2005, and $4 million recorded at Kmart for relocation assistance and employee termination-related costs associated with Holdings’ home office integration efforts, also initiated in fiscal 2005. The prior year charges of $45 million ($42 million recorded in the second quarter of fiscal 2005) were recognized at Kmart in connection with the same home office integration effort.

Depreciation and Amortization

For the quarter, depreciation and amortization was $276 million in fiscal 2006, as compared with $280 million for the second quarter of fiscal 2005. For the first half, depreciation and amortization was $565 million in fiscal 2006, as compared to $387 million (as reported) for the first half of fiscal 2005. The increase was primarily attributable to the addition of Sears, which accounted for $532 million of the combined expense in the current year-to-date period, as compared to $367 million (as reported) in the prior year year-to-date period.

Operating Income

For the quarter, operating income increased $193 million to $517 million in fiscal 2006, as compared with $324 million in the second quarter of fiscal 2005. First half operating income was $848 million in fiscal 2006, as compared to $475 million (as reported) and $424 million (pro forma) for the first half of last year. The improvement in operating income for both the second quarter and year-to-date period was mainly a result of realizing Merger synergies and improved expense management, as well as lower fiscal 2006 restructuring costs and a gain of $36 million related to the settlement of the Visa/Mastercard antitrust litigation recorded in the second quarter of fiscal 2006, as noted above.

Interest Expense, Bankruptcy-related Recoveries and Other Income

For the quarter, interest expense declined $30 million due lower overall average borrowings. For the same reason, interest expense for the first half of fiscal 2006 declined $25 million and $58 million, as compared with the prior year first half as reported and pro forma amounts, respectively. In addition, the first half of fiscal 2005 included $17 million of interest expense, representing the recognition of the remaining unamortized debt discount on convertible subordinated notes of Kmart converted into shares of Kmart by ESL affiliates in January of fiscal 2005. For the first half of fiscal 2006, Bankruptcy-related recoveries declined $20 million versus in the first half of fiscal 2005 and represent amounts recognized from vendors who had received cash payment for pre-petition obligations. Other income increased $14 million for the second quarter of fiscal 2006 primarily due to a gain recognized in connection with the Company’s sale of its entire equity interest in a land-development joint venture unrelated to its ongoing operations.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

Income Taxes

For the quarter, the effective tax rate was 40.0%, as compared to 38.3% in the second quarter of fiscal 2005, with the increase primarily attributable to Canadian and state income taxes. For the same reason, the effective tax rate was 40.0% for the first half of fiscal 2006, as compared to 38.4% for the same period last year.

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

Kmart

Kmart results and key statistics were as follows:

Kmart	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Merchandise sales and services	$4,472	$4,642	$8,726	$9,182
Cost of sales, buying and occupancy	3,389	3,529	6,630	6,997
Gross margin dollars	1,083	1,113	2,096	2,185
Gross margin rate	24.2%	24.0%	24.0%	23.8%
Selling and administrative	874	964	1,729	1,920
Selling and administrative expense as a percentage of total revenues	19.5%	20.8%	19.8%	20.9%
Depreciation and amortization	18	10	33	20
Gain on sales of assets	—	(2)	(17)	(8)
Restructuring charges	—	42	4	45

Total costs and expenses	4,281	4,543	8,379	8,974

Operating income	$191	$99	$347	$208

Number of stores			1,398	1,445

Revenues

For the quarter, comparable store sales and total sales declined 0.6% and 3.7%, respectively. For the first half of fiscal 2006, comparable store sales and total sales declined 0.4% and 5.0%, respectively, as compared to the first half of last year. The decline in Kmart comparable store sales for both the quarter and year-to-date periods reflects the impact of increased competition and was primarily due to lower transaction volumes within home goods partially offset by increased sales within a number of merchandise categories, including apparel, general merchandise, pharmacy and within food and other consumable goods.

Total sales were also negatively impacted by a reduction in the total number of Kmart stores in operation, which accounted for an approximate 3.0% decline in total Kmart sales for both the second quarter and first half of fiscal 2006, as compared to the same periods last year. In addition, year-to-date sales in the prior year period benefited from $153 million of additional sales recorded during the first quarter of 2005, as three additional days were included in the fiscal 2005 period given the Company’s change from a Wednesday to a Saturday month end.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

Gross Margin

Kmart’s gross margin rate for the second quarter of the fiscal 2006 was 24.2%, as compared with 24.0% for the second quarter of fiscal 2005. For the first half of fiscal 2006, the gross margin rate was 24.0%, as compared with 23.8% for the same period last year. The increase in gross margin rate reflects improved gross margin management across a number of businesses, most notably within apparel. The improved gross margin performance within Kmart’s apparel business primarily reflects improved profitability of promotional and clearance activity. For the quarter, Kmart’s overall gross margin rate improvement was partially offset by lower margin rates within certain hardlines businesses, most notably hardware, where a number of merchandise lines were liquidated during the second quarter of fiscal 2006 in preparation for replacement by Craftsman-branded hardware products. Additionally, both the quarter and first half gross margin rates for fiscal 2006 were negatively impacted by reduced expense leverage relative to buying and occupancy costs, given lower overall sales levels in fiscal 2006. Lower expense leverage relative to such costs reduced the overall gross margin rate for the second quarter and first half of fiscal 2006 by approximately 30 basis points and 20 basis points, respectively.

Selling and Administrative Expenses

The selling and administrative expense rate was 19.5% for the second quarter of fiscal 2006, as compared with 20.8% for the second quarter of fiscal 2005. For the first half of fiscal 2006, the selling and administrative expense rate was 19.8%, as compared with 20.9% for the same period last year. Fiscal 2006 selling and administrative expenses included a $19 million gain recorded in the second quarter, representing Kmart’s portion of the settlement in the Visa/MasterCard antitrust litigation. This gain accounted for approximately 40 basis points and 20 basis points of the overall improvement in selling and administrative expense rates for the second quarter and first half of fiscal 2006, respectively. The remaining 90 basis point improvement in the second quarter and year-to-date rates reflects lower costs across a number of expense categories, most notably store payroll and benefit costs, which accounted for approximately 40 basis points and 50 basis points of the overall rate improvement for the quarter and year-to-date periods, respectively.

Restructuring Charges

On a year-to-date basis, Kmart recorded restructuring charges of $4 million and $45 million in fiscal 2006 and fiscal 2005, respectively. These charges were for relocation assistance and employee termination-related costs incurred in connection with Holdings’ home office integration efforts initiated in Fiscal 2005. These restructuring charges included $0 million and $42 million recorded during the second quarter of fiscal 2006 and fiscal 2005, respectively.

Operating Income

For the quarter, Kmart’s operating income increased $92 million to $191 million in fiscal 2006, as compared with $99 million in the second quarter of fiscal 2005. First half operating income was $347 million in fiscal 2006, as compared with $208 million for the first half of last year. The improvement in operating income for both the second quarter and year-to-date periods was mainly a result of realizing Merger synergies and improved expense management as noted above. In addition, the prior year second quarter and year-to-date periods included $42 million and $45 million, respectively, in merger-related restructuring charges as noted above. The favorable impact derived from these factors, as well as the $19 million gain recorded on the settlement of the Visa/Mastercard antitrust litigation, was partially offset by a decline in gross margin dollars generated during the current year second quarter and year-to-date periods as a result of lower overall sales levels.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

Sears Domestic

Holdings’ condensed consolidated statement of operations for the 26-week period ended July 30, 2005 only includes the results of Sears subsequent to March 24, 2005, the date of its acquisition by Kmart. The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without presenting the Sears results of operations on a pro forma basis. The presentation below provides the results of operations on a reported and pro forma basis.

Sears Domestic	Reported		Reported		Pro Forma
	13 Weeks Ended		26 Weeks Ended		26 Weeks Ended
millions, except number of stores	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 30, 2005
Merchandise sales and services	$7,051	$7,337	$13,748	$10,338	$14,508
Cost of sales, buying and occupancy	4,884	5,180	9,545	7,304	10,322
Gross margin dollars	2,167	2,157	4,203	3,034	4,186
Gross margin rate	30.7%	29.4%	30.6%	29.3%	28.9%
Selling and administrative	1,669	1,718	3,289	2,462	3,533
Selling and administrative expense as a percentage of total revenues	23.7%	23.4%	23.9%	23.8%	24.4%
Depreciation and amortization	224	235	464	327	469
Gain on sales of assets	(7)	—	(7)	—	(1)

Total costs and expenses	6,770	7,133	13,291	10,093	14,323

Operating income	$281	$204	$457	$245	$185

Number of :
Full-line Stores(1)			934	906	906
Specialty Stores			1,091	1,150	1,150
Total Domestic Sears Stores			2,025	2,056	2,056

(1)	The period ended July 29, 2006 includes 863 Full-line stores and 71 Sears Essentials/Grand stores;
The period ended July 30, 2005 includes 868 Full-line stores and 38 Sears Essentials/Grand stores

In discussing Sears Domestic’s year-to-date results, the discussion below pertains to pro forma information contained within the table above which compares Sears Domestic’s results for the 26-week period ended July 29, 2006 with Sears Domestic’s results for the comparable 26-week period ended July 30, 2005. These pro forma results have been prepared assuming the Merger occurred at the beginning of fiscal 2004.

Revenues

For the quarter, merchandise sales and services revenue declined $0.3 billion, or 3.9%, to $7.1 billion in fiscal 2006, as compared with total revenues of $7.3 billion for the second quarter of fiscal 2005. The decline was due to a 6.3% decrease in comparable store sales, primarily reflecting the impact of increased competition and lower transaction volumes, as well as continued efforts to improve gross margin by reducing reliance on certain promotional events, most notably within apparel. Comparable store sales declined across most categories and formats, with more pronounced sales declines within both the home fashion and lawn and garden categories. The Company believes the more pronounced sales declines within lawn and garden reflect, in part, overall poor weather conditions prevalent during the majority of the summer selling season, as well as the unfavorable impact of certain economic conditions, such as higher energy costs, on consumer demand for higher-ticket discretionary purchases within this category. Additionally, the sales declines reflect the impact of reducing the floor space and

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

number of floor models related to tractors and mowers, as well as reduced advertising of such products relative to prior year. In regards to home fashions, the sales declines primarily reflect issues related to new product lines launched during the second quarter of fiscal 2006, including inventory receipt delays which, in turn, resulted in lower than planned in-stock levels of new products, and marketing assets not timed to coincide with the launch. The impact of comparable store sales declines was partially offset by an increase in the total number of Sears Domestic full-line stores in operation, including those Kmart locations which have been converted to the Sears Grand format.

For the first half of fiscal 2006, total merchandise sales and services revenue declined $0.8 billion, or 5.2%, to $13.7 billion, as compared with total revenues of $14.5 billion for the comparable prior year period. The year-to-date decline was due to a 7.3% decrease in comparable store sales, with declines across most categories and formats, partially offset by an increase in the total number of Sears stores in operation, most notably the number of full-line stores, as a number of Kmart locations have been converted to the Sears Grand format during the past 12 months. The first half decline in comparable store sales generally reflects the same factors as described above relative to the second quarter of fiscal 2006.

Gross Margin

For the quarter, the gross margin rate was 30.7% in fiscal 2006 as compared to 29.4% in the second quarter of fiscal 2005. Gross margin rates improved across the majority of full-line store merchandise categories, with the most notable improvement occurring within apparel. The increase in gross margin rate was primarily attributable to improved inventory management, including less inventory shrinkage, and the utilization of more targeted clearance and promotional markdowns versus historical reliance on storewide events, particularly within apparel. The margin benefit derived from better overall inventory management was partially offset by lower expense leverage relative to buying and occupancy costs due to lower sales levels during the second quarter of fiscal 2006 as compared with the second quarter of fiscal 2005. Lower expense leverage relative to such costs reduced the second quarter fiscal 2006 gross margin rate by approximately 30 basis points.

For the first half of fiscal 2006, the gross margin rate was 30.6%, as compared with 28.9% in the same period last year. The increased gross margin rate was attributable primarily to the same factors as described above relative to the second quarter of fiscal 2006. For the first half of fiscal 2006, gross margin rates improved across all full-line store merchandise categories with the exception of home appliances. The apparel business had the most notable gross margin rate improvement, while the decline in the home appliances gross margin rate reflected increased promotional activity, primarily during the first quarter of fiscal 2006, as compared with the same period last year. The higher level of promotional activity within home appliances was designed to increase the value of customer transactions within this business, including per customer unit sales, higher utilization of Sears Card products, as well as increased sales of service contracts.

Selling and Administrative Expenses

For the quarter, selling and administrative expenses were 23.7% of total revenues in fiscal 2006, as compared with 23.4% in the second quarter of fiscal 2005. A $17 million gain, representing Sears Domestic’s portion of settlement proceeds received in connection with settlement of Visa/MasterCard antitrust litigation, was recorded as a reduction to total selling and administrative expenses during the second quarter of fiscal 2006. This gain accounted for an approximate 20 basis point improvement in the selling and administrative expense rate during the second quarter of fiscal 2006. Excluding this gain, total selling and administrative expenses declined $32 million, with the majority of the reductions stemming from reduced payroll and benefits costs, as well as reduced marketing. The impact of these spending reductions, however, was mitigated by lower expense leverage given lower sales levels during the second quarter of fiscal 2006 as compared with the second quarter of fiscal 2005. Lower expense leverage accounted for approximately 50 basis points of the net increase in the overall rate.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

For the first half of fiscal 2006, selling and administrative expenses as a percentage of total revenues was 23.9% in fiscal 2006, as compared to 24.4% for the same period last year. The improvement in rate primarily reflects lower marketing expense, which accounted for approximately 60 basis points of improvement in the overall rate, partially mitigated by lower expense leverage given lower sales levels during the current year period as compared to the prior year period.

Operating Income

Operating income increased $77 million and $272 million for the second quarter and first half of fiscal 2006, respectively, as compared with the comparable prior year periods, primarily reflecting lower selling and administrative expenses, as well as the $17 million gain recorded in relation to the settlement of Visa/MasterCard antitrust litigation as noted above.

Sears Canada

Sears Canada, a consolidated, 70%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. In November 2005, Sears Canada completed the sale of its Credit and Financial Services operations.

The results of operations for Sears Canada are reported to Holdings on a one-month lag. Accordingly, the condensed consolidated statement of income for the 13-week period ended July 29, 2006 includes operating results for Sears Canada from April 2, 2006 through July 1, 2006, while the 13-week period ended July 30, 2005 includes operating results for Sears Canada from April 3, 2005 to July 2, 2005. The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without presenting Sears Canada’s results of operations on a pro forma basis. The presentation below provides the results of operations on a reported and pro forma basis.

	Reported		Reported		Pro Forma
	13 Weeks Ended		26 Weeks Ended		26 Weeks Ended
millions, except number of stores	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 30, 2005
Merchandise sales and services	$1,262	$1,135	$2,309	$1,229	$2,110
Credit and financial products revenues	—	78	—	87	173

Total revenues	1,262	1,213	2,309	1,316	2,283

Cost of sales, buying and occupancy	885	832	1,648	901	1,555
Gross margin dollars	377	303	661	328	555
Gross margin rate	29.9%	26.7%	28.6%	26.7%	26.3%
Selling and administrative	284	327	530	355	625
Selling and administrative expense as a percentage of total revenues	22.5%	27.0%	23.0%	27.0%	27.4%
Depreciation and amortization	34	35	68	40	74
Gain on sales of assets	—	(2)	—	(2)	(2)
Restructuring charges	14	—	19	—	—

Total costs and expenses	1,217	1,192	2,265	1,294	2,252

Operating income	$45	$21	$44	$22	$31

Number of :
Full-line Stores			123	122	122
Specialty Stores			254	246	246
Total Sears Canada Stores			377	368	368

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

In discussing Sears Canada’s year-to-date results, the discussion below pertains to the pro forma information contained within the table above for the comparable 26-week period ended July 30, 2005. These pro forma results have been prepared assuming the Merger occurred at the beginning of fiscal 2004.

Revenues

Total revenues increased 4.0% and 1.1% for the second quarter and the first half of fiscal 2006, respectively, as compared to the comparable periods last year. The increases reflect the impact of favorable foreign exchange rates, as the Canadian dollar has strengthened relative to the comparable prior year periods. Excluding the impact of exchange rate changes, second quarter and first half total revenue for fiscal 2006 declined approximately 6.2% and 7.0%, respectively, as compared to the comparable periods last year. These declines primarily reflect the impact of the sale of Sears Canada’s Credit and Financial Services operations in November 2005 and, to a lesser degree, lower comparable store sales. The revenue stream from Sears Canada’s Credit and Financial Services operations was replaced in part by performance payments received pursuant to the strategic alliance with JPMorgan Chase, a significant portion of which is based upon a percentage of sales charged to the Canadian Sears Card and Canadian Sears MasterCard. These performance payments are affected by seasonal consumer spending which, historically, is lower in the first half of the year. Conversely, revenues from Sears Canada’s Credit and Financial Services operations in the first half of fiscal 2005 were generated from finance charges which, historically, were higher in the first half of the year due to larger receivable balances on the Canadian Sears Card and Canadian Sears MasterCard following the 2004 holiday season. The performance payments noted above are classified within Merchandise sales and services and, along with the impact of favorable exchange rates, largely account for the increase in Merchandise sales and services as compared to the prior year period. Sears Canada comparable store sales declined 3.0% and 2.8% for the second quarter and the first half of fiscal 2006, respectively. The declines in comparable store sales reflect increased sales in cosmetics, footwear, major appliances and seasonal merchandise which were more than offset by declines in all other categories.

Gross Margin

The gross margin rates for the second quarter and first half of fiscal 2006 increased, as compared with the comparable periods last year, reflecting lower promotional discount activity, a favorable shift in sales mix to higher margin categories and channels, improved inventory management and less inventory shrinkage, and the favorable impact of a stronger Canadian dollar on the cost of imported merchandise.

Selling and Administrative Expenses

The selling and administrative expense rate for the second quarter and first half of fiscal 2006 declined, as compared with the comparable periods last year, primarily due to the sale of Sears Canada’s Credit and Financial services operation, as well as the positive impact of productivity initiatives initiated at Sears Canada in the third quarter of fiscal 2005, including a workforce reduction of approximately 1,200 associates.

Restructuring Charges

Restructuring charges of $14 million and $19 million were recognized for the second quarter and the first half of fiscal 2006, respectively, in relation to costs incurred for productivity initiatives initiated in fiscal 2005 as previously noted.

Operating Income

Operating income increased $24 million and $13 million for the second quarter and the first half of fiscal 2006, respectively, as compared with the comparable periods last year, reflecting lower selling and administrative

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

expenses and increased gross margin, partially offset by lower Credit and Financial Services revenues and the above-noted restructuring charges recorded in fiscal 2006.

PRO FORMA RECONCILIATION

The following tables provide a reconciliation from the as reported results to the pro forma results presented above for Sears Holdings, Sears Domestic and Sears Canada for the 26-week period ended July 30, 2005.

Sears Holdings

	26-week period ended July 30, 2005
millions, except per common share data	As reported	Pre-merger Activity(1)	Purchase Acctng		Pro Forma
Merchandise sales and services	$20,749	$5,051	$—		$25,800
Credit and financial products revenues	87	86	—		173

Total revenue	20,836	5,137	—		25,973

Cost of sales, buying and occupancy	15,202	3,672	—		18,874
Gross margin dollars	5,547	1,379	—		6,926
Gross margin rate	26.7%	27.3%	—%		26.8%
Selling and administrative	4,737	1,330	11	(2)	6,078
Selling and administrative as % of total revenues	22.7%	25.9%	—%		23.4%
Depreciation and amortization	387	147	29	(3)	563
Gain on sales of assets	(10)	(1)	—		(11)
Restructuring charges	45	—	—		45

Total costs and expenses	20,361	5,148	40		25,549

Operating income (loss)	475	(11)	(40)		424
Interest expense (income), net	114	35	(2	)(4)	147
Bankruptcy-related recoveries	(32)	—	—		(32)
Other income	(11)	(10)	—		(21)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	404	(36)	(38)		330
Income tax expense (benefit)	155	4	(15	)(5)	144
Minority interest	7	6	—		13

Income before cumulative effect of change in accounting principle	242	(46)	(23)		173
Cumulative effect of change in accounting principle, net of tax	(90)	—	—		(90)

NET INCOME (LOSS)	$152	$(46)	$(23)		$83

Diluted earnings per share before cumulative effect of change in accounting principle	$1.66				$1.06
Diluted earnings per share	$1.05				$0.51

(1)	Represents the 2005 results of operations for the period January 30, 2005 through March 24, 2005 for Sears Domestic and the period January 2, 2005 through March 24, 2005 for Sears Canada.
(2)	Represents an increase to selling and administrative expense resulting from the adjustment to Sears’ pension and postretirement plans based on the adjustment of such liabilities to fair value.
(3)	Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears’ property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

(4)	Represents a decrease to interest expense resulting from the adjustment to Sears debt based on the adjustments of such liabilities to fair value.
(5)	Represents the aggregate pro forma effective income tax effect (38.4%) of notes (2) through (4) above.

Sears Domestic

	26-week period ended July 30, 2005
millions	As reported	Pre-merger Activity(1)	Purchase Acctng	Pro forma
Merchandise sales and services	$10,338	$4,170	$—	$14,508
Cost of sales, buying and occupancy	7,304	3,018	—	10,322
Gross margin dollars	3,034	1,152	—	4,186
Gross margin rate	29.3%	27.6%	—%	28.9%
Selling and administrative	2,462	1,060	11 (2)	3,533
Selling and administrative as % of total revenues	23.8%	25.4%	—%	24.4%
Depreciation and amortization	327	116	26 (3)	469
Gain on sales of assets	—	(1)	—	(1)

Total costs and expenses	10,093	4,193	37	14,323

Operating income (loss)	$245	$(23)	$(37)	$185

Sears Canada

	26-week period ended July 30, 2005
millions	As reported	Pre-merger Activity(1)	Purchase Acctng	Pro forma
Merchandise sales and services	$1,229	$881	$—	$2,110
Credit and financial product revenues	87	86	—	173

Total revenues	1,316	967	—	2,283

Cost of sales, buying and occupancy	901	654	—	1,555
Gross margin dollars	328	227	—	555
Gross margin rate	26.7%	25.8%	—%	26.3%
Selling and administrative	355	270	—	625
Selling and administrative as % of total revenues	27.0%	27.9%	—%	27.4%
Depreciation and amortization	40	31	3 (3)	74
Gain on sales of assets	(2)	—	—	(2)
Restructuring charges	—	—	—	—

Total costs and expenses	1,294	955	3	2,252

Operating income (loss)	$22	$12	$(3)	$31

(1)	Represents the 2005 results of operations for the period January 30, 2005 through March 24, 2005 for Sears Domestic and the period January 2, 2005 through March 24, 2005 for Sears Canada.
(2)	Represents an increase to selling and administrative expense resulting from the adjustment to Sears’ pension and postretirement plans based on the adjustment of such liabilities to fair value.
(3)	Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears’ property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash and Cash Equivalents

The Company’s cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. The Company’s cash and cash equivalents balances as of July 29, 2006 and January 28, 2006 are detailed in the following table.

millions	July 29, 2006	January 28, 2006
Domestic cash
Cash and equivalents	$2,493	$3,208
Cash posted as collateral	533	466
Credit card deposits in transit	161	102

Total domestic cash and cash equivalents	3,187	3,776
Sears Canada	503	664

Total cash and cash equivalents	$3,690	$4,440

As of July 29, 2006, the Company had $3.7 billion of cash and cash equivalents as compared to $2.1 billion at July 30, 2005 and $4.4 billion at January 28, 2006. The decline in cash and cash equivalents from January 28, 2006 is attributable to share repurchases ($509 million), cash used in the acquisition of additional interests in Sears Canada ($278 million), capital expenditures ($173 million) and net debt repayments ($166 million), partially offset by cash generated from operations ($390 million).

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

The Company classifies outstanding checks in excess of funds on deposit within Other current liabilities and reduces cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $441 million and $444 million as of July 29, 2006 and January 28, 2006, respectively.

Investment of Available Capital

Since the Merger, the Company’s cash flows have exceeded its working capital, financing and capital investment needs, and management expects that the Company’s cash flows will continue to exceed its operating cash needs for the foreseeable future. The Company regularly evaluates how best to use available capital to increase shareholder value. The Company has and will continue to invest in its businesses to improve the customer experience and provide the opportunity for attractive returns. Through July 29, 2006, the Company has also repurchased $1.1 billion of its common shares since the Merger and expects to continue to repurchase shares subject to market conditions and board authorization. In addition, the Company may pursue investments in the form of acquisitions, joint ventures and partnerships where the Company believes attractive returns can be obtained. Further, the Company may determine under certain market conditions that available capital is best utilized to fund investments that it believes offer the Company attractive return opportunities, whether or not related to its ongoing business activities.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

As previously disclosed in the Company’s Annual Report on Form 10-K/A for its fiscal year ended January 28, 2006, the Company’s Board of Directors has delegated authority to direct investment of the Company’s surplus cash to its Chairman, Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or Finance Committee of the Board of Directors. As of July 29, 2006, the Company’s surplus cash was primarily invested in short-term, highly liquid investments, including commercial paper, U.S. federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. Subsequent to July 29, 2006, the Company is using, and may in the future use, a portion of its available capital to invest in other securities and financial instruments, including derivatives. These investments may include significant and highly concentrated direct investments and/or related derivative positions with respect to the equity securities of public companies. Derivative contracts would be recorded on the Company’s balance sheet at fair value and, for non-hedge contracts, changes in fair value would be recognized currently in earnings as unrealized gains or losses. Any such investments will involve risks, and shareholders should recognize that Holdings’ balance sheet may change depending on the extent of excess funds and the timing, magnitude and performance of investments which the Company may make. Furthermore, such investments would be subject to volatility that may affect both the recorded value of the investments as well as the Company’s periodic earnings.

See supplement to risk factors contained in Part II, Item 1A.

Operating Activities and Cash Flows

Holdings generated approximately $0.4 billion in operating cash flows for both the first half of fiscal 2006 and the first half of fiscal 2005. The Company’s primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is to fund the purchase of merchandise inventories.

The Company had total merchandise inventories of approximately $9.5 billion as of July 29, 2006, as compared to $9.0 billion as of July 30, 2005, with increases across a number of businesses, including both Kmart and Sears Domestic apparel and within Sears Domestic hardlines businesses. The increase primarily reflects planned increases due to earlier receipt of product this year, primarily apparel receipts at both Kmart and Sears Domestic for the back-to-school period, and increases in categories where the Company believes business trends support higher inventory levels, as well as, to a lesser degree, to support new product lines. Merchandise payables were $3.3 billion at July 29, 2006, as compared to $3.5 billion as of July 30, 2005.

Investing Activities

During the 26-week period ended July 29, 2006, the Company spent $173 million on capital expenditures compared to $180 million spent during the equivalent 26-week period in the prior year. The prior year spending of $180 million excludes approximately $40 million of capital expenditures made by Sears during the period January 30, 2005 through March 24, 2005 (pre-Merger period).

Financing Activities

During the first quarter of fiscal 2006, the Board of Directors authorized the repurchase of up to an aggregate of $500 million of the Company’s common shares in addition to the $1.0 billion repurchase authorization previously approved by the Board of Directors. During the 26-week period ended July 29, 2006, the Company repurchased 4.0 million of its common shares at a total cost of $504 million under the program. As of July 29, 2006, the Company had $406 million of remaining authorization under the Company’s common share repurchase program.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

The Company’s outstanding borrowings as of July 29, 2006, July 30, 2005 and January 28, 2006 were as follows:

millions	July 29, 2006	July 30, 2005	January 28, 2006
Short-term borrowings:
Unsecured commercial paper	$82	$78	$178
Long-term debt, including current portion:
Notes and debentures outstanding	2,843	3,189	2,974
Capitalized lease obligations	845	888	864

Total debt	$3,770	$4,155	$4,016

Memo: Sears Canada debt	$826	$716	$716

Liquidity

The Company’s primary need for liquidity is to fund seasonal working capital requirements of its retail businesses, capital expenditures and for general corporate purposes. The Company believes that these needs will be adequately funded by the Company’s operating cash flows, credit terms from vendors, current balances in cash and cash equivalents and, to the extent necessary, borrowings under the Company’s various revolving credit facilities. At July 29, 2006, $3.5 billion was available under such facilities. While the Company expects to use these facilities as its primary funding source, it may also access the public debt markets on an opportunistic basis. Additionally, the Company may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships. Transactions of these types may result in material proceeds or cash outlays. See the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 28, 2006 for additional information regarding the Company’s sources of liquidity.

Debt Ratings

The ratings of the Company’s domestic debt securities as of July 29, 2006 appear in the table below:

	Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
Unsecured long-term debt	Ba1	BB+	BB
Unsecured commercial paper	NP	B-1	B

Credit Agreement

The Company’s $4.0 billion, five-year credit agreement (the “Credit Agreement”) has an expiration date of March 2010 and is available for general corporate purposes and includes a $1.5 billion letter of credit sublimit. The Credit Agreement is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of its direct and indirect subsidiaries and is secured by a first lien on domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory and credit card accounts receivable, subject to certain limitations. As of July 29, 2006, the Company had $457 million of letters of credit outstanding under the Credit Agreement with $3.5 billion of availability remaining under the Credit Agreement. There were no direct borrowings under the facility during the first half of fiscal 2006. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

Letter of Credit Agreement

The Company has an additional letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $1 billion. The LC Agreement expires in August 2007. As of July 29, 2006, there were $433 million of letters of credit outstanding under the LC Agreement.

Under the terms of the LC Agreement, the Company has the ability to post cash, inventory or other letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits the Company from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if the Company elects to post cash collateral, it must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. The Company had $435 million of cash posted as collateral under the LC Agreement as of July 29, 2006. The Company continues to classify the cash collateral as cash and cash equivalents due to its ability to substitute these letters of credit with letters of credit under the Credit Agreement, which does not require cash collateral, and its ability to provide letters of credit under the Credit Agreement as collateral. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change.

Cash Collateral

The Company posts cash collateral for certain self-insurance programs. The Company continues to classify the cash collateral as cash and cash equivalents in the accompanying condensed consolidated balance sheets due to the Company’s ability to substitute letters of credit for the cash at any time at its discretion. As of July 29, 2006, $98 million of cash was posted as collateral for self-insurance programs.

OSH Supply Hardware LLC (“LLC”) Credit Agreement

In fiscal 2005, LLC entered into a five-year, $130 million senior secured revolving credit facility (the “LLC Facility”), which includes a $25 million letter of credit sublimit. The LLC Facility is available for LLC’s general corporate purposes and is secured by a first lien on substantially all of LLC’s non-real estate assets. Availability under the LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of July 29, 2006, $2 million was outstanding under the LLC Facility – there were no borrowings and $2 million in outstanding letters of credit.

Inter-company Loan

The Company has also transferred certain domestic real estate and intellectual property into separate bankruptcy remote Special Purpose Vehicles (“SPVs”). The SPV holding the real estate assets leases such property to Sears, Roebuck and Co. and Kmart Corporation. The SPV holding the intellectual property licenses these trademarks to Sears, Roebuck and Co. and Kmart Corporation. Each SPV has issued asset-backed notes that are collateralized by the real estate and intellectual property, respectively. Cash flows received by the SPVs from rents and licensing fees paid by Sears, Roebuck and Co., Kmart Corporation and, potentially in the future, other affiliates or third parties will be used for the payment of fees, interest and principal on notes issued by the SPVs. As of July 29, 2006, these debt securities were entirely held by wholly-owned consolidated subsidiaries of the Company and the net book value of the securitized intellectual property assets was approximately $1.0 billion, and the net book value of the securitized real estate assets was approximately $1.1 billion.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation).” The EITF’s reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement process for recording within the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year. The Company is currently evaluating the impact, if any, of adopting FIN 48 on its financial statements.

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

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the risk that the Company fails to offer merchandise and services that its customers want; the risk that the Company does not successfully manage its inventory levels; the ability of the Company to compete effectively in the highly competitive retail industry; the Company’s failure to successfully invest available capital could negatively affect the Company’s performance; failure to successfully integrate Kmart and Sears, which may cause a failure to realize cost savings and other benefits; the impact of seasonal buying patterns, which are difficult to forecast with certainty; comparable store sales may fluctuate for a variety of reasons; the Company may rely on foreign sources for significant amounts of merchandise, and its business may therefore be negatively affected by the risks associated with international trade; the possibility of disruptions in computer systems to process transactions, summarize results and manage the Company’s business; the loss of key personnel; the Company may be subject to product liability claims if people or property are harmed by the products it sells; the Company may be subject to periodic litigation and other regulatory proceedings, which may be affected by changes in laws and government regulations or changes in the enforcement thereof; and a decline in general economic conditions, consumer spending levels and other conditions could lead to reduced consumer demand for the Company’s merchandise.

Certain of these and other factors are discussed in more detail in the Company’s filings with the Securities and Exchange Commission and the Annual Report on Form 10-K/A of Sears Holdings Corporation for the fiscal year ended January 28, 2006, which may be accessed through the Commission’s website at www.sec.gov.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 29, 2006 and July 30, 2005

While the Company believes that its forecasts and assumptions are reasonable, it cautions that actual results may differ materially. The Company intends the forward-looking statements to speak only as of the time made and does not undertake to update or revise them as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The nature of market risks faced by the Company at July 29, 2006 is the same as disclosed in the Company’s Annual Report on Form 10-K/A for the year ended January 28, 2006. As of July 29, 2006, 9% of the Company’s debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at July 29, 2006, which totaled approximately $322 million, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $3.2 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

As of July 29, 2006, the Company had a series of foreign currency forward contracts outstanding, totaling $535 million Canadian notional value and with a weighted average remaining life of 0.8 years, designed to hedge the Company’s net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts as of July 29, 2006 was $6 million. A hypothetical 10% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of July 29, 2006, with all other variables held constant, would have resulted in a loss in the fair value of the Company’s foreign currency forward contracts of $53 million as of July 29, 2006.

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

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, “Financial Statements—Notes to Condensed Consolidated Financial Statements”, Note 10—“Claims Resolution and Bankruptcy-Related Settlements,” and Note 15—“Legal Proceedings”, for information regarding legal proceedings, which information is incorporated herein by this reference.

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K/A for its fiscal year ended January 28, 2006 includes a detailed discussion of risk factors that could adversely affect the Company’s business, results of operations and financial condition. The information presented below supplements those risk factors.

The Company’s failure to successfully invest available capital could negatively affect the Company’s performance

The Company’s performance with respect to the investment of surplus cash is substantially dependent on the performance of Edward S. Lampert, to whom the Company’s Board of Directors has delegated authority to direct such investments, subject to certain limitations.

There can be no assurance that the Company will be successful in its efforts to identify investment opportunities that meet its requirements. Any such investments may include significant and highly concentrated direct investments, related derivative positions, or both, with respect to the equity securities of public companies. In addition, any such investments will involve risks, and Holdings’ balance sheet may fluctuate, depending on the extent of excess funds and the timing, magnitude and performance of the Company’s investments. Furthermore, such investments would be subject to volatility due to market conditions and other conditions over which the Company may not have control, which may affect both the recorded value of the investments as well as the Company’s periodic earnings. Accordingly, the poor performance by a significant investment of the Company could have a material adverse effect on the results of operations and financial condition of the Company.

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

The following table provides information about shares of common stock the Company acquired during the second quarter of fiscal 2006, including shares assigned to the Company as part of settlement agreements resolving claims arising from the Chapter 11 reorganization of Kmart Corporation. During the 13 weeks ended July 29, 2006, the Company repurchased 0.7 million of its common shares at a total cost of $91 million under its common share repurchase program. The program was initially announced on September 14, 2005 with a total authorization by the Company’s Board of Directors of up to $1.0 billion. During the first quarter of 2006, the Board of Directors authorized the repurchase of up to an additional $500 million of common stock (announced April 5, 2006), for a total authorization of $1.5 billion. The program has no stated expiration date. As of July 29, 2006, the Company had $406 million of remaining authorization under the program.

SEARS HOLDINGS CORPORATION

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 30, 2006 to May 27, 2006	190,841	$137.98	190,000	$137.95
May 28, 2006 to July 1, 2006	33,608	154.79	—	—
July 2, 2006 to July 29, 2006	473,140	137.59	469,000	137.56

Total	697,589	$138.52	659,000	$137.67	$406,000,000

(1)	Includes 31,793 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. In addition, the Company recognized recoveries of $11 million in the quarter ended July 29, 2006 related to vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. In conjunction with these recoveries, the Company was assigned 6,796 shares of common stock with a weighted average price of $136.88. These shares were acquired during the quarter as follows:

April 30, 2006 to May 27, 2006	841
May 28, 2006 to July 1, 2006	33,608
July 2, 2006 to July 29, 2006	4,140

Item 6. Exhibits

(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

SEARS HOLDINGS CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION (Registrant)

August 31, 2006	By:	/S/ WILLIAM K. PHELAN
William K. Phelan Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

10.1	Letter from Registrant to Craig T. Monaghan relating to employment dated July 26, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated July 26, 2006, filed on August 1, 2006 (File No. 000-51217)).

*10.2	Third Amendment to Letter of Credit Agreement, dated as of July 21, 2006, among Kmart Corporation, Sears, Roebuck and Co, and Bank of America, National Association as issuing bank.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

E-1