Form 10-Q
period 2006-10-28
SEARS HOLDINGS CORP
filed 2006-12-05
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended October 28, 2006

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-51217

SEARS HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois	60179
(Address of principal executive offices)	(Zip Code)

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

Yes    ☐            No    ☒

As of November 25, 2006, the Registrant had 153,901,559 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
REVENUES
Merchandise sales and services	$11,941	$12,118	$36,724	$32,867
Credit and financial products revenues	—	84	—	171

Total revenues	11,941	12,202	36,724	33,038

COSTS AND EXPENSES
Cost of sales, buying and occupancy	8,557	8,795	26,380	23,997
Selling and administrative	2,834	2,981	8,382	7,718
Depreciation and amortization	278	263	843	650
Gain on sales of assets	(8)	(15)	(32)	(25)
Restructuring charges	4	59	27	104

Total costs and expenses	11,665	12,083	35,600	32,444

Operating income	276	119	1,124	594
Interest and investment income	(140)	(40)	(241)	(86)
Interest expense	89	87	255	235
Other income	—	—	(15)	(31)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	327	72	1,125	476
Income taxes	119	28	438	183
Minority interest	12	(14)	17	(7)

Income before cumulative effect of change in accounting principle	196	58	670	300
Cumulative effect of change in accounting principle, net of tax	—	—	—	(90)

NET INCOME	$196	$58	$670	$210

EARNINGS PER COMMON SHARE
BASIC
Earnings per share before cumulative effect of change in accounting principle	$1.27	$0.35	$4.29	$2.00
Cumulative effect of change in accounting principle	—	—	—	(0.60)

Earnings per share	$1.27	$0.35	$4.29	$1.40

DILUTED
Earnings per share before cumulative effect of change in accounting principle	$1.27	$0.35	$4.29	$1.98
Cumulative effect of change in accounting principle	—	—	—	(0.59)

Earnings per share	$1.27	$0.35	$4.29	$1.39

Basic weighted average common shares outstanding	154.4	163.5	156.3	149.8
Diluted weighted average common shares outstanding	154.4	163.6	156.3	151.4

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
millions, except per share data	October 28, 2006	October 29, 2005	January 28, 2006
ASSETS
Current assets
Cash and cash equivalents	$2,096	$1,202	$4,440
Accounts receivable	909	698	811
Merchandise inventories	11,508	10,750	9,068
Prepaid expenses and other current assets	383	463	372
Deferred income taxes	519	438	516
Assets held for sale	—	1,724	—

Total current assets	15,415	15,275	15,207

Property and equipment, net	9,247	9,944	9,823
Goodwill	1,880	1,731	1,684
Tradenames and other intangible assets	3,467	3,648	3,448
Other assets	460	396	411

TOTAL ASSETS	$30,469	$30,994	$30,573

LIABILITIES
Current liabilities
Short-term borrowings	$121	$152	$178
Current portion of long-term debt and capitalized lease obligations	497	644	570
Merchandise payables	4,195	4,314	3,458
Income taxes payable	341	492	449
Other current liabilities	4,071	3,658	3,917
Unearned revenues	1,078	1,073	1,047
Other taxes	686	789	731
Liabilities of operations held for sale	—	133	—

Total current liabilities	10,989	11,255	10,350

Long-term debt and capitalized lease obligations	2,914	3,264	3,268
Pension and postretirement benefits	2,092	2,161	2,421
Minority interest and other liabilities	2,850	3,369	2,923

Total Liabilities	18,845	20,049	18,962

SHAREHOLDERS’ EQUITY
Preferred stock, 20 shares authorized; no shares outstanding	—	—	—
Common stock $0.01 par value; 500 shares authorized; 154, 161, and 160 shares outstanding, respectively	2	2	2
Capital in excess of par value	10,363	9,933	10,258
Retained earnings	2,868	1,550	2,198
Treasury stock – at cost	(1,425)	(465)	(642)
Accumulated other comprehensive loss	(184)	(75)	(205)

Total Shareholders’ Equity	11,624	10,945	11,611

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,469	$30,994	$30,573

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
millions	October 28, 2006	October 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$670	$210
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	843	650
Cumulative effect of change in accounting principle, net of tax	—	90
Provision for uncollectible credit card accounts	—	38
Gain on total return swaps, net	(101)	—
Gain on sales of assets	(32)	(25)
Gain on sale of investments	(18)	(33)
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	164	(92)
Credit card receivables	—	(192)
Merchandise inventories	(2,411)	(1,466)
Merchandise payables	737	785
Income and other taxes	(178)	310
Other operating assets	(37)	6
Other operating liabilities(1)(2)	(167)	(195)

Net cash (used in) provided by operating activities	(530)	86

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(282)	(1,019)
Proceeds from sales of property and investments	85	96
Purchases of property and equipment	(325)	(333)
Change in collateral on total return swaps, net	(83)	—
Cash settlements on total return swaps, net	61	—

Net cash used in investing activities	(544)	(1,256)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	290	—
Proceeds from termination of interest rate swaps	—	60
Repayments of long-term debt	(724)	(372)
Decrease in short-term borrowings, primarily 90 days or less	(57)	(440)
Purchase of treasury stock	(801)	(434)
Income tax benefit on nonqualified stock options	—	49
Proceeds from the exercise of stock options	—	99
Debt issue costs paid	—	(21)

Net cash used in financing activities	(1,292)	(1,059)

Effect of exchange rate changes on cash and cash equivalents	22	(4)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,344)	(2,233)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,440	3,435

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,096	$1,202

SUPPLEMENTAL DISCLOSURE ABOUT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Bankruptcy related settlements resulting in the receipt of treasury stock	$2	$25
Conversion of 9% convertible note	—	63
Supplemental Cash Flow Data:
(1)Income taxes paid	427	112
(2)Cash interest paid	216	184

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

For accounting purposes, the Merger was treated as a purchase business combination, with Kmart acquiring Sears. Accordingly, the historical financial statements of Kmart serve as the historical financial statements of Holdings, the registrant. The results of Sears are included in the condensed consolidated financial statements subsequent to the Merger date. Thus, the accompanying condensed consolidated statements of income and cash flows for the 39-week period ended October 29, 2005 include approximately 31 weeks of Sears’ results and 39 weeks of Kmart’s results. See Note 2 for summary unaudited pro forma information and details on the purchase accounting applied to the Merger.

Effective March 23, 2005, the Company changed its fiscal year end from the last Wednesday in January to the Saturday closest to January 31st. Sears Canada’s fiscal year end is the Saturday closest to December 31st. The results of operations for Sears Canada are reported to Holdings on a one-month lag. Accordingly, the statements of income for the 13-week periods ended October 28, 2006 and October 29, 2005 include operating results for Sears Canada for the periods from July 2, 2006 to September 30, 2006 and July 3, 2005 to October 1, 2005, respectively. For the 39-week periods ended October 28, 2006 and October 29, 2005, the statements of income and cash flows include operating results for Sears Canada from January 1, 2006 to September 30, 2006 and March 25, 2005 to October 1, 2005, respectively.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the Merger was treated as a purchase business combination for accounting purposes, with Kmart designated as the acquirer. In identifying Kmart as the acquiring entity, the companies took into account the relative share ownership of the Company after the Merger, the composition of the governing body of the combined entity and the designation of certain senior management positions. Accordingly, the historical financial statements of Kmart serve as the historical financial statements of Holdings. The Company completed the purchase price allocation for the Merger during the first quarter of fiscal 2006. As a result, goodwill attributable to the Merger increased by approximately $37 million during the first quarter of fiscal 2006, primarily based on the receipt of additional information regarding the fair values of certain properties and certain pre-acquisition legal contingencies. The following summarizes the assets acquired and liabilities assumed as of the March 24, 2005 Merger date, based on the final purchase price allocation.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company allocated approximately $3.9 billion to identifiable intangible assets, of which approximately $2.8 billion relates to the indefinite-lived tradenames of Sears, Kenmore, Craftsman, Lands’ End and DieHard. These indefinite-lived tradenames are not subject to amortization as management expects these tradenames to generate cash flows indefinitely. The remaining intangible assets of $1.1 billion include finite-lived tradenames, favorable leases, contractual arrangements and customer lists, and are being amortized over their estimated useful lives, with a weighted-average life of 18 years. The Company recorded $74 million of amortization expense for the 39-week period ended October 28, 2006 related to its amortizable intangible assets. Annual amortization expense for each of the next five fiscal years is estimated to be $76 million for 2007, $71 million for 2008, $65 million for 2009, $59 million for 2010 and $54 million for 2011.

Selected Unaudited Pro Forma Combined Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Kmart and Sears for the 39-week period ended October 29, 2005 as though the Merger had occurred as of the beginning of fiscal 2005. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of the period presented, or that may result in the future. In addition, Holdings is realizing operating synergies as a result of the Merger. The following unaudited pro forma financial information has not been adjusted to reflect operating efficiencies realized as a result of the Merger.

millions, except per share data	39 Weeks ended October 29, 2005(1)
Pro forma
Revenues	$38,175
Operating income	$543
Income before cumulative effect of change in accounting principle	$231
Net income	$141
Diluted earnings per share before cumulative effect of change in accounting principle	$1.42
Diluted earnings per share	$0.87

(1)	Includes $34 million of transaction costs and $104 million of integration costs related to the Merger.

NOTE 3 – ACQUISITION OF MINORITY INTEREST IN SEARS CANADA

During the first nine months of fiscal 2006, the Company increased its majority interest in Sears Canada from 54% to 70% by acquiring 17.8 million common shares of Sears Canada pursuant to its take-over bid for Sears Canada, first announced in December 2005. The Company paid a total of $281 million for the additional 17.8 million common shares acquired and has accounted for the acquisition of additional interests in Sears Canada as a purchase business combination for accounting purposes. The total amount paid for shares acquired has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates. Total consideration for the additional interest acquired exceeded the associated proportionate pre-acquisition carrying value for Sears Canada by approximately $188 million. The Company estimates that this excess is allocable to real property ($5 million), trademarks and other identifiable intangible assets ($56 million), goodwill ($160 million) and other assets and liabilities (-$33 million). This purchase price allocation is preliminary and further refinements may be necessary. The acquisition of the additional interest in Sears Canada was not material to the Company’s operations or financial position.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

On August 8, 2006, the Ontario Securities Commission (“OSC”) issued an order in respect of Holdings’ offer for the outstanding shares of Sears Canada that required Holdings to, among other things, exclude the votes of approximately 30% of the shares held by shareholders of Sears Canada other than Holdings at the commencement of the offer from the calculation of the majority of the minority approval requirement for the contemplated second step subsequent acquisition transaction (the “OSC Order”). Holdings appealed that decision to the Ontario Superior Court (Divisional Court), and on September 19, 2006, the Divisional Court dismissed the appeal. On November 14, 2006, the Court of Appeal for Ontario denied Holdings’ motion for leave to appeal from the decision of the Divisional Court, which resulted in the exhaustion of Holdings’ appeal rights. At a Special Meeting of Sears Canada shareholders held on November 14, 2006, 58.3% of the Sears Canada shares voted by minority shareholders were voted in favor of the proposed acquisition transaction. Notwithstanding that the transaction received favorable votes from holders of a majority of the Sears Canada minority shares, as a result of the OSC Order, the transaction is considered not to have received the majority of the minority approval required for the transaction to proceed.

The takeover bid expired on November 27, 2006.

NOTE 4 – CHANGE IN ACCOUNTING PRINCIPLE

Effective January 27, 2005, the Company changed its method of accounting for certain indirect buying, warehousing and distribution costs. Prior to this change, the Company had included indirect buying, warehousing and distribution costs as inventoriable costs. Beginning in fiscal 2005, such costs have been expensed as incurred, which is the method of accounting previously followed by Sears. The Company believes that this change provides a better measurement of operating results in light of changes to the Company’s supply chain to realize cost savings from the Merger, the closure of certain facilities and the combined capacity of the existing distribution and headquarters facilities. In accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes”, changes in accounting policy to conform the acquirer’s policy to that of the acquired entity are treated as a change in accounting principle. The indirect buying, warehousing and distribution costs that were capitalized to inventory as of January 26, 2005 have been reflected in the condensed consolidated statement of income for the 39-week period ended October 29, 2005 as a cumulative effect of a change in accounting principle in the amount of $90 million, net of income taxes of $58 million.

NOTE 5 – RESTRUCTURING ACTIVITIES

During fiscal 2005, the Company initiated a number of restructuring activities including actions to integrate the home office functions of Kmart and Sears Domestic and align its workforce accordingly. Approximately 1,435 Kmart associates were notified that their positions had been relocated, were under review, or had been eliminated, and approximately 780 former Sears employees were notified of the decision to eliminate their positions in connection with the home office integration efforts. Also during the third quarter of fiscal 2005, Sears Canada implemented a series of productivity improvement initiatives, which included a workforce reduction of approximately 1,200 associates. These initiatives resulted in the recognition of $4 million and $27 million of restructuring costs for the 13- and 39-week periods ended October 28, 2006, respectively.

As of October 28, 2006, all actions related to these activities have been substantially completed. The remaining costs to be incurred will be recognized over the associates’ remaining service periods in accordance with SFAS No. 146, “Accounting for Costs Associated with Disposal and Exit Activities.” The remaining reserve balance of $17 million at October 28, 2006 represents payments to be made during the remainder of fiscal 2006 in accordance with the Company’s severance and relocation plans.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Following is a summary of the fiscal 2006 activity in the reserves established for these integration and productivity initiatives:

millions	Estimated Total Cumulative Costs to be Incurred	Cumulative Costs recognized through October 28, 2006	Ending Reserve Balance January 28, 2006	Fiscal 2006 Additions	Fiscal 2006 Cash Payments	Ending Reserve Balance October 28, 2006
Kmart	$63	$62	$21	$8	$20	$9
Sears Domestic	59	59	2	—	2	—
Sears Canada	76	76	13	19	24	8

Total	$198	$197	$36	$27	$46	$17

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

The Company’s condensed consolidated statements of income and cash flows for the 39-week period ended October 29, 2005 includes the results of Sears Canada’s Credit and Financial Services operations from March 25, 2005 through October 1, 2005.

The assets and liabilities of Sears Canada’s credit business are reported separately as assets and liabilities of operations held for sale in the condensed consolidated balance sheet at October 29, 2005. The major classes of assets and liabilities held for sale include:

millions	October 29, 2005
Credit card receivables, net of $35 allowance	$1,224
Other assets	500

Total assets held for sale	1,724

Accounts payable and accrued liabilities	133

Total liabilities of operations held for sale	$133

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Forwards

During the first quarter of fiscal 2006, the Company settled $800 million in Canadian notional value of foreign currency forward contracts that were used to hedge the Company’s net investment in Sears Canada against

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

adverse changes in exchange rates. The Company paid $43 million to settle these contracts, representing the aggregate fair value of the settled forwards as of the respective settlement dates. For those contracts for which hedge accounting had been applied, the Company recorded an offsetting amount of $48 million as a component of accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet. The Company recorded a gain of $5 million during the first quarter of fiscal 2006 for the remaining contracts, for which hedge accounting was not applied. This gain has been classified as part of other income within the Company’s condensed consolidated statement of income for the 39-week period ended October 28, 2006. During the 39-week period ended October 28, 2006, the Company entered into foreign currency forward contracts totaling $535 million Canadian notional value designed to hedge the Company’s net investment in Sears Canada against adverse changes in exchange rates. These contracts had an aggregate fair value of $2 million as of October 28, 2006. A total of $400 million in Canadian notional value of these outstanding forward contracts are hedges which qualify for hedge accounting and, as such, an unrealized gain of $5 million was recorded as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheet as of October 28, 2006. The remaining $135 million in Canadian notional value are contracts for which hedge accounting has not been applied. Accordingly, a loss of $1 million and a loss of $3 million have been reflected as components of other income in the Company’s condensed consolidated statements of income for the 13-and 39-week periods ended October 28, 2006, respectively.

In addition, during the first quarter of fiscal 2006, Sears Canada entered into cross-currency interest rate swaps designated as a hedge of certain U.S. dollar-denominated floating-rate debt issued by Sears Canada. These swaps were settled during the third quarter of fiscal 2006 concurrent with the repayment of the hedged debt and, as a result, the Company recorded the cost of settling these swaps, $8 million, as a component of interest expense in the Company’s condensed consolidated statements of income for the 13- and 39-weeks ended October 28, 2006.

Total Return Swaps

The Company, from time to time, invests its surplus cash in various securities and financial instruments, including total return swaps, which are derivative contracts that synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. In exchange for receiving the return tied to the position underlying a total return swap, the Company pays a floating rate of interest tied to LIBOR on the notional amount of the contract. The fair value of a total return swap is based on the quoted market price of the underlying position and changes in fair value of the total return swaps are recognized currently in earnings. During the third quarter of fiscal 2006, the Company entered into total return swaps and recognized $101 million of investment income, consisting of realized gains of $66 million and unrealized gains of $38 million less $3 million of interest cost. As of October 28, 2006, the total return swaps had an aggregate notional amount of $387 million and a fair value of $38 million. The aggregate fair value of the total return swaps has been recorded as a current receivable on the condensed consolidated balance sheet as of October 28, 2006. These investments are highly concentrated and involve substantial risks. Accordingly, the Company’s financial position and quarterly and annual results of operations may be positively or negatively materially affected based on the timing, magnitude and performance of these investments.

Under the terms of the transactions with the respective counterparties, the Company is required to post cash collateral of up to 25 percent of the notional amount of the underlying total return swap position, plus the amount of any unrealized losses on the positions. As of October 28, 2006, the collateral balance held by the Company’s counterparties based on the Company’s total return swaps’ aggregate notional amount of $387 million was $83 million and was recorded as a current receivable on the condensed consolidated balance sheet.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 8 – BORROWINGS

Total borrowings were as follows:

millions	October 28, 2006	October 29, 2005	January 28, 2006
Short-term borrowings:
Unsecured commercial paper	$121	$152	$178
Long-term debt, including current portion:
Notes and debentures outstanding	2,587	3,047	2,974
Capitalized lease obligations	824	861	864

Total debt	$3,532	$4,060	$4,016

Credit Agreement

The Company’s $4.0 billion, five-year credit agreement (the “Credit Agreement”) has an expiration date of March 2010 and is available for general corporate purposes and includes a $1.5 billion letter of credit sublimit. The Credit Agreement is a revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of its direct and indirect subsidiaries and is secured by a first lien on domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory, subject to certain limitations. As of October 28, 2006, the Company had $198 million of letters of credit outstanding under the Credit Agreement with $3.8 billion of availability remaining under the Credit Agreement. There were no direct borrowings under the facility during the first nine months of fiscal 2006. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings.

Letter of Credit Agreement

The Company has a letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $1 billion. The LC Agreement expires in August 2007. As of October 28, 2006, there were $695 million of letters of credit outstanding under the LC Agreement.

Under the terms of the LC Agreement, the Company has the ability to post cash, inventory or other letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits the Company from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if the Company elects to post cash collateral, it must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. The Company had $698 million of cash posted as collateral under the LC Agreement as of October 28, 2006. The Company continues to classify the cash collateral as cash and cash equivalents due to its ability to substitute these letters of credit with letters of credit under the Credit Agreement, which does not require cash collateral, and its ability to provide letters of credit under the Credit Agreement as collateral. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change.

Cash Collateral

The Company posts cash collateral for certain self-insurance programs. The Company continues to classify the cash collateral as cash and cash equivalents due to the Company’s ability to substitute letters of credit for the cash at any time at its discretion. As of October 28, 2006, $36 million of cash was posted as collateral for self-insurance programs.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

OSH Supply Hardware LLC (“LLC”) Credit Agreement

In fiscal 2005, LLC entered into a five-year, $130 million senior secured revolving credit facility (the “LLC Facility”), which includes a $25 million letter of credit sublimit. The LLC Facility is available for LLC’s general corporate purposes and is secured by a first lien on substantially all of LLC’s non-real estate assets. Availability under the LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of October 28, 2006, $17 million was outstanding under the LLC Facility consisting of $15 million in borrowings and $2 million in outstanding letters of credit.

Inter-company Loan

The Company has also transferred certain domestic real estate and intellectual property into separate bankruptcy remote Special Purpose Vehicles (“SPVs”). The SPV holding the real estate assets leases such property to Sears, Roebuck and Co. and Kmart Corporation. The SPV holding the intellectual property licenses these trademarks to Sears, Roebuck and Co. and Kmart Corporation. Each SPV has issued asset-backed notes that are collateralized by the real estate and intellectual property, respectively. Cash flows received by the SPVs from rents and licensing fees paid by Sears, Roebuck and Co., Kmart Corporation and, potentially in the future, other affiliates or third parties will be used for the payment of fees, interest and principal on notes issued by the SPVs. As of October 28, 2006, these debt securities were entirely held by wholly-owned consolidated subsidiaries of the Company and the net book value of the securitized intellectual property assets was approximately $1.0 billion, and the net book value of the securitized real estate assets was approximately $1.0 billion.

NOTE 9 – INTEREST AND INVESTMENT INCOME

The following table sets forth the components of interest and investment income as reported on the Company’s condensed consolidated statements of income. The Company has reclassified previously reported amounts for interest income and other income to conform to current-period presentation.

	13 Weeks Ended		39 Weeks Ended
millions	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Interest income on cash and cash equivalents	$36	$16	$112	$51
Total return swap income	101	—	101	—
Other investment income	3	24	28	35

Total	$140	$40	$241	$86

Interest Income on Cash and Cash Equivalents

The Company recorded interest income of $36 million and $112 million for the 13- and 39-weeks ended October 28, 2006, respectively, primarily related to interest earned on cash and cash equivalents. These cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. The Company’s invested cash may include, from time to time, investments in, but not limited to, commercial paper, U.S. federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to the Company.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Total Return Swap Income

As discussed above in Note 7—“Derivative Financial Instruments”, the Company, from time to time, invests its surplus cash in various securities and financial instruments, including total return swaps. During the third quarter of fiscal 2006, the Company entered into total return swaps and recognized $101 million of investment income consisting of realized gains of $66 million and unrealized gains of $38 million less $3 million of interest cost.

Other Investment Income

Other investment income primarily includes income generated by (and sales of investments in) certain real estate joint ventures and other equity investments in which the Company does not have a controlling interest.

NOTE 10 – BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding.

	13 Weeks Ended		39 Weeks Ended
millions	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005(1)
Basic weighted average common shares outstanding	154.4	163.5	156.3	149.8
Dilutive effect of stock options	—	0.1	—	1.6

Diluted weighted average common shares outstanding	154.4	163.6	156.3	151.4

(1)	The weighted average common shares outstanding amounts for the 39-week period ended October 29, 2005 utilize Kmart outstanding common shares for the period prior to the March 24, 2005 Merger.

NOTE 11 – CLAIMS RESOLUTION AND BANKRUPTCY-RELATED SETTLEMENTS

Claims Resolution

On May 6, 2003, Kmart Corporation (the “Predecessor Company”), a predecessor operating company of Kmart, emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws pursuant to the terms of a plan of reorganization (the “Plan of Reorganization”). The Predecessor Company is now an indirect, wholly-owned subsidiary of Holdings.

The Company continues to make progress in the reconciliation and settlement of various classes of claims associated with the discharge of the Predecessor Company’s liabilities subject to compromise pursuant to the Plan of Reorganization. Since June 30, 2003, the first distribution date established in the Plan of Reorganization, approximately 28 million shares of the 32 million shares set aside for distribution have been distributed to holders of Class 5 claims, and approximately $4 million in cash has been distributed separately to both holders of Class 6 and 7 claims. The Company pro-rated approximately $5 million from the settlement that the Creditor Trust received to holders of class 4, 5, 6, 8, 10 and 11 claims. Due to the significant volume of claims filed to date, it is premature to estimate with any degree of accuracy the ultimate allowed amount of such claims for each class of claims under the Plan of Reorganization. Accordingly, the Company’s current distribution reserve for Class 5 claim settlements is 5 percent of the total shares expected to be distributed. The remaining shares in the distribution reserve will be issued to claimants if, upon settlement of all claims, the ultimate amount allowed for Class 5 claims is consistent with the Plan of Reorganization. Differences between amounts filed and the Company’s estimates are being investigated and will be resolved in connection with its claims resolution process.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The claims reconciliation process may result in material adjustments to current estimates of allowable claims and the distribution to claimants. The next scheduled distribution under the Plan of Reorganization is expected to commence on or about January 1, 2007.

Bankruptcy-Related Settlements

The Company recognized recoveries of $0 million and $12 million for the 13- and 39-week periods ended October 28, 2006, respectively, related to vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. These recoveries are classified as a component of other income within the Company’s condensed consolidated statements of income. In conjunction with these recoveries, for the 13- and 39-week periods ended October 28, 2006, the Company was assigned 5,502 and 12,836 shares of common stock (weighted average price of $131.58 and $133.92 per share) with an approximate value of $1 million and $2 million, respectively.

NOTE 12 – SHAREHOLDERS’ EQUITY

Share Repurchase Program

During the 13- and 39-week periods ended October 28, 2006, the Company repurchased 2 million and 6 million common shares pursuant to its common share repurchase program at a total cost of $289 million and $793 million, or an average price of $141.89 and $132.50 per share, respectively. As of October 28, 2006, the Company had remaining authorization to repurchase $618 million of common shares under its common share repurchase program. The repurchase program has no stated expiration date and the remaining shares may be purchased in the open market, through self-tender offers or through privately negotiated transactions.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income:

	13 Weeks Ended		39 Weeks Ended
millions	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net income	$196	$58	$670	$210
Other comprehensive income (loss):
Change in fair value of interest rate swaps	—	(3)	—	(2)
Unrealized gain (loss) on foreign currency forwards	(3)	(30)	—	(40)
Foreign currency translation adjustments	—	48	21	44

Total other comprehensive income (loss)	(3)	15	21	2

Total comprehensive income	$193	$73	$691	$212

The following table displays the components of accumulated other comprehensive loss:

millions	October 28, 2006	October 29, 2005	January 28, 2006
Cumulative unrealized derivative losses	$—	$(2)	$—
Currency translation adjustments	3	4	(18)
Minimum pension liability, net of tax	(187)	(77)	(187)

Accumulated other comprehensive loss	$(184)	$(75)	$(205)

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 13 – BENEFIT PLANS

Associate Stock Purchase Plan

In August 2006, the Company’s Associate Stock Purchase Plan (“ASPP”) became effective. Under the ASPP, eligible associates are given the right to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deductions, at 95% of its fair value on the date of purchase. The Company’s ASPP is authorized to issue up to 5 million shares of common stock. The ASPP meets the definition of a noncompensatory plan under the provisions of SFAS No. 123R, “Share-Based Payment”. Accordingly, the Company does not expect to record any compensation expense in earnings relative to the ASPP.

Pension and Postretirement Benefit Plans

The Company provides benefits to certain associates who are eligible under various defined benefit pension plans, contributory defined benefit pension plans and other postretirement plans, primarily retiree medical benefits. The following table summarizes the components of total net periodic benefit expense for the Company’s retirement plans:

	13 Weeks Ended		39 Weeks Ended
millions	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Components of net periodic expense:
Benefits earned during the period	$10	$23	$31	$52
Interest costs	105	87	320	239
Expected return on plan assets	(104)	(81)	(316)	(216)

Net periodic expense	$11	$29	$35	$75

Contributions

During the 39-week period ended October 28, 2006, the Company made total contributions of $306 million to the Company’s domestic pension plans, including a voluntary accelerated contribution of $200 million. The Company does not expect to make any further contributions to the domestic pension plans over the remainder of fiscal 2006.

NOTE 14 – INCOME TAXES

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

During the third quarter of fiscal 2006, as a result of resolving certain income tax matters pertaining to the bankruptcy of Kmart Corporation, a predecessor operating company of Kmart, the Company recorded approximately $104 million of deferred tax assets with an offsetting credit recorded to capital in excess of par value. In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, resolution of these matters results in a direct credit to capital in excess of par value within shareholders’ equity. Additionally, the Company recorded a $6 million tax benefit as a reduction of income tax expense related to the resolution of certain tax matters related to Kmart Corporation during the third quarter of fiscal 2006.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

NOTE 15 – SUMMARY OF SEGMENT DATA

Holdings has integrated many Kmart and Sears store-support functions to more efficiently serve both formats; however, for purposes of reviewing operating performance and making asset-allocation decisions, senior management has continued to utilize principally the reporting structures that existed independently for Kmart and Sears prior to the Merger. As a result, the Company has three reportable segments: Kmart, Sears Domestic and Sears Canada. The accompanying summary of segment data for the 39-week period ended October 29, 2005 includes the results of operations of Sears subsequent to March 24, 2005, the date of the Merger. Sears Canada’s results are reported to Holdings on a one-month lag. Therefore, the results of operations for the 13-week periods ended October 28, 2006 and October 29, 2005 include operating results for Sears Canada for the periods from July 2, 2006 to September 30, 2006 and July 3, 2005 to October 1, 2005, respectively. For the 39-week periods ended October 28, 2006 and October 29, 2005, the results of operations include operating results for Sears Canada from January 1, 2006 to September 30, 2006 and March 25, 2005 to October 1, 2005, respectively.

	For the 13 Weeks Ended October 28, 2006
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$4,042	$6,655	$1,244	$11,941
Costs and expenses
Cost of sales, buying and occupancy	3,096	4,611	850	8,557
Selling and administrative	889	1,662	283	2,834
Depreciation and amortization	22	223	33	278
Gain on sales of assets	(9)	1	—	(8)
Restructuring charges	4	—	—	4

Total costs and expenses	4,002	6,497	1,166	11,665

Operating income	$40	$158	$78	$276

Total assets	$7,972	$19,430	$3,067	$30,469

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	For the 13 Weeks Ended October 29, 2005
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$4,172	$6,803	$1,143	$12,118
Credit and financial products revenues	—	—	84	84

Total revenues	4,172	6,803	1,227	12,202
Costs and expenses
Cost of sales, buying and occupancy	3,157	4,805	833	8,795
Selling and administrative	930	1,716	335	2,981
Depreciation and amortization	13	214	36	263
Gain on sales of assets	(17)	—	2	(15)
Restructuring charges	6	—	53	59

Total costs and expenses	4,089	6,735	1,259	12,083

Operating income (loss)	$83	$68	$(32)	$119

Total assets	$7,745	$18,908	$4,341	$30,994

	For the 39 Weeks Ended October 28, 2006
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$12,768	$20,403	$3,553	$36,724
Costs and expenses
Cost of sales, buying and occupancy	9,726	14,156	2,498	26,380
Selling and administrative	2,618	4,951	813	8,382
Depreciation and amortization	55	687	101	843
Gain on sales of assets	(26)	(6)	—	(32)
Restructuring charges	8	—	19	27

Total costs and expenses	12,381	19,788	3,431	35,600

Operating income	$387	$615	$122	$1,124

Total assets	$7,972	$19,430	$3,067	$30,469

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	For the 39 Weeks Ended October 29, 2005
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$13,354	$17,141	$2,372	$32,867
Credit and financial products revenues	—	—	171	171

Total revenues	13,354	17,141	2,543	33,038
Costs and expenses
Cost of sales, buying and occupancy	10,154	12,109	1,734	23,997
Selling and administrative	2,850	4,178	690	7,718
Depreciation and amortization	33	541	76	650
Gain on sales of assets	(25)	—	—	(25)
Restructuring charges	51	—	53	104

Total costs and expenses	13,063	16,828	2,553	32,444

Operating income (loss)	$291	$313	$(10)	$594

Total assets	$7,745	$18,908	$4,341	$30,994

NOTE 16 – SUPPLEMENTAL FINANCIAL INFORMATION

Other current liabilities as of October 28, 2006, October 29, 2005 and January 28, 2006 consisted of the following:

	October 28, 2006	October 29, 2005	January 28, 2006
Payroll and benefits payable	$562	$485	$449
Outstanding checks in excess of funds on deposit	356	475	444
Accrued expenses	1,819	1,476	1,641
Other	1,334	1,222	1,383

Total	$4,071	$3,658	$3,917

NOTE 17 – LEGAL PROCEEDINGS

Pending against Sears and certain of its officers and directors are a number of lawsuits, described below, that relate to Sears’ former credit card business and public statements about it. The Company believes that all of these claims lack merit and, except as noted below, is defending against them vigorously.

•	On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears and certain former officers alleging that certain public announcements by Sears concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court has consolidated the actions and certified the consolidated action as a class action. On May 17, 2006, defendants entered into a memorandum of understanding with the lead plaintiff, providing for settlement of the action. Under the settlement, Sears is required to make a payment of approximately $215 million shortly following final approval of the settlement by the court. Sears received proceeds totaling $125 million from claims made under relevant insurance policies and thus the cash payment for settlement by Sears will be approximately $90 million on a pre-tax basis. The court has set a fairness hearing on December 8, 2006. In agreeing to the settlement, defendants did not admit any wrongdoing and deny committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

•	On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears, certain officers and directors, and alleged fiduciaries of Sears’ 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in Sears’ common shares and alleged communications made to Plan participants regarding Sears’ financial condition. The Court has consolidated these actions and certified the consolidated action as a class action. On October 10, 2006, defendants entered into a settlement term sheet with the lead plaintiff providing for settlement of the action. The parties continue to prepare final settlement documents. The settlement is subject to judicial approval. Defendants do not admit any wrongdoing and deny any committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. The settlement is not expected to have a material adverse effect on annual results of operations, financial position, liquidity or capital resources of the Company.

•	On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York (the “New York Court”) against Sears (as a nominal defendant) and certain current and former directors seeking damages on behalf of Sears. The complaint purports to allege a breach of fiduciary duty by the directors with respect to Sears’ management of its credit business. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois (the “Illinois State Court”), and a third was filed in the United States District Court for the Northern District of Illinois. The New York Court derivative suit was dismissed on June 21, 2004. A New York appellate court affirmed the dismissal on December 6, 2005, and the time for further appeal has expired. The two Illinois State Court derivative suits were dismissed on September 30, 2004. The order of dismissal became final on December 1, 2004, and the time to appeal has expired. The defendant directors filed a motion to dismiss the Illinois federal court action on May 22, 2006. Briefing on defendants’ motion continues.

•	On June 17, 2003, an action was filed in the United States District Court for the Northern District of Illinois against Sears and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. Pursuant to a subsequently filed amended complaint, plaintiffs named as additional defendants certain former Sears officers not originally named, SRAC and several investment banking firms which had acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The complaint purports to allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and, as against the individual defendants, violations of §20(a) of the Exchange Act. The complaint purports to allege that defendants made a number of false and misleading statements in one or more prospectuses for debt securities offerings and in SEC filings and other public statements, concerning the adequacy of reserves for uncollectible accounts, and the condition of Sears’ former credit business, among other things. Defendants’ time to answer has been extended and discovery is underway.

Following the announcement of the Merger on November 17, 2004, several actions have been filed relating to the transaction. These lawsuits are in their preliminary stages, and defendants have not yet been required to respond to certain of the complaints. The Company believes that all of these claims lack merit and intends to defend against them vigorously.

•

Three actions were filed and then consolidated in the Circuit Court of Cook County, Illinois. These actions assert claims on behalf of a purported class of Sears’ stockholders against Sears and certain of its officers and directors, together with Kmart, Edward S. Lampert, William C. Crowley and other

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

affiliated entities, alleging breach of fiduciary duty in connection with the Merger. The plaintiffs allege that the Merger favors interested defendants by awarding them disproportionate benefits, and that the defendants failed to take appropriate steps to maximize the value of a merger transaction for Sears’ stockholders. On September 7, 2006, plaintiffs filed a notice of appeal of the court’s August 8, 2006 order dismissing plaintiffs’ amended complaint. Briefing on the appeal has not yet commenced.

•	One action has been filed in the United States District Court for the Northern District of Illinois. This action asserts claims under the federal securities laws on behalf of a purported class of Sears’ stockholders against Sears and Alan J. Lacy, for allegedly failing to make timely disclosure of merger discussions with Kmart during the period September 9 through November 16, 2004, and seeks damages. The court appointed a lead plaintiff and lead counsel, and an amended complaint was filed on March 11, 2005. The amended complaint names Edward S. Lampert and ESL Partners, L.P. as additional defendants, and purports to assert claims on behalf of sellers of Sears stock during the period September 9 through November 16, 2004. The defendants have answered the amended complaint. On October 2, 2006, plaintiffs filed their motion for class certification, the briefing on which is scheduled to be completed on or before December 15, 2006. Meanwhile, the parties have commenced written discovery.

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

CSC filed a lawsuit in the United States District Court for the Northern District of Illinois (the “District Court”) on March 18, 2005 seeking a declaratory judgment that CSC was not in material breach of the Agreement and an injunction to prevent Sears from terminating the Agreement for cause. On April 14, 2005, the District Court denied CSC’s motion for a preliminary injunction and granted Sears’ motion to compel arbitration. On April 22, 2005 the District Court denied CSC’s motion for reconsideration of the District Court’s April 14th ruling, and CSC appealed the District Court’s ruling to the United States Court of Appeals for the Seventh Circuit. That appeal remains pending. On April 14, 2005, CSC filed an emergency claim with the American Arbitration Association (“AAA”), seeking to enjoin Sears from terminating the Agreement for cause. The AAA denied CSC’s request for emergency relief on April 18, 2005. In compliance with the District Court’s order compelling arbitration, the parties began selecting an arbitration panel. While arbitrator selection was in progress, the parties agreed to suspend arbitration and the appeal while they voluntarily mediate their disputes. The arbitration was dismissed by the AAA for lack of action. Settlement discussions continue.

In Capital Factors v. Kmart Corporation, the United States District Court for the Northern District of Illinois ruled that the Bankruptcy Court did not have the authority to authorize the payment of pre-petition claims of certain trade vendors by the Company. An appeal of the ruling and subsequent motions for rehearing were denied. In order to satisfy its fiduciary responsibility to pursue claims against the critical vendors during the pendency of the appeal, in January 2004 the Company filed suit against a total of 1,189 vendors that received these payments seeking to recover in excess of $174 million paid to the critical vendors. To date, Kmart has settled approximately 1,100 critical vendor claims for a total recovery the Company values at approximately $80 million.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

In May and July 2006, two putative class action lawsuits, which each name as defendants Sears Holdings Corporation and Edward Lampert, were filed in United States District Court for the Southern District of New York, purportedly on behalf of a class of persons that sold shares of Kmart Holding Corp stock on or after May 6, 2003 through June 4, 2004. These complaints allege that Kmart’s Plan of Reorganization and Disclosure Statement filed on January 24, 2003 and amended on February 25, 2003 misrepresented Kmart’s assets, particularly its real estate holdings, as evidenced, according to the complaints, by the prices at which Kmart subsequently sold certain of its stores in June 2004 to Home Depot and Sears. Plaintiffs in both actions, as well as one of the members of the putative class, have each filed a motion for consolidation, appointment as lead plaintiff and approval of selection of lead counsel. The motions are currently pending before the district court.

The Company is subject to various other legal and governmental proceedings, many involving litigation incidental to the businesses. Some matters contain class action allegations, environmental and asbestos exposure allegations and other consumer-based claims that involve compensatory, punitive or treble damage claims in very large amounts as well as other types of relief. The consequences of these matters are not presently determinable but, in the opinion of management of the Company after consulting with legal counsel, and taking into account insurance and reserves, the ultimate liability is not expected to have a material adverse effect on annual results of operations, financial position, liquidity or capital resources of the Company. Additional information regarding legal proceedings may be found in Holdings’ Annual Report on Form 10-K/A for its fiscal year ended January 28, 2006 and the Company’s Quarterly Reports on Form 10-Q for its fiscal quarters ended April 29, 2006 and July 29, 2006.

During the second quarter of fiscal 2006, the Company recorded a gain of $36 million for the aggregate amount received by Holdings in June 2006 as part of the settlement of Visa/MasterCard litigation concerning alleged unlawful inflation of interchange fees. The Company has recorded the $36 million gain as a reduction to Selling and administrative expense in the condensed consolidated statements of income for the 39-week period ended October 28, 2006.

NOTE 18 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or a net basis is an

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

accounting policy decision that requires disclosure. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement process for recording within the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year. The Company is currently evaluating the impact, if any, of adopting FIN 48 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for annual financial statements for fiscal years ending after November 15, 2006. Early application for any interim period of the first fiscal year ending after November 15, 2006 is encouraged, but not required. The Company is required to adopt SAB No. 108 for its financial statements for the fiscal year ending February 3, 2007. The Company is currently assessing the impact, if any, the adoption of SAB No. 108 will have on its operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending February 3, 2007. The Company is currently evaluating the impact the adoption of SFAS No. 158 will have on its financial statements.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

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

CONSOLIDATED RESULTS OF OPERATIONS

Due to the Merger, the condensed consolidated statement of income for the 39-week period ended October 29, 2005 is not representative of the Company’s operations as it only includes Sears’ results of operations from March 25, 2005 forward. Accordingly, the Company’s condensed consolidated results of operations for the 39-week period ended October 29, 2005 have been summarized below on both a reported and pro forma basis. The unaudited pro forma financial information in the tables below summarizes the combined results of operations of Kmart and Sears for the 39-week period ended October 29, 2005 as though the Merger had occurred as of the beginning of fiscal 2005. The unaudited pro forma financial information is presented herein for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of the period presented, or that may result in the future. In addition, Holdings is realizing operating synergies as a result of the Merger. The unaudited pro forma financial information for the 39-week period ended October 29, 2005 has not been adjusted to reflect operating efficiencies realized as a result of the Merger.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

The pro forma adjustments are described on page 35. References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.

	13 Weeks Ended		39 Weeks Ended
	Reported		Reported		Pro forma
millions, except per common share data	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005	October 29, 2005
REVENUES
Merchandise sales and services	$11,941	$12,118	$36,724	$32,867	$37,918
Credit and financial products revenues	—	84	—	171	257

Total revenues	11,941	12,202	36,724	33,038	38,175

COSTS AND EXPENSES
Cost of sales, buying and occupancy	8,557	8,795	26,380	23,997	27,669
Gross margin dollars	3,384	3,323	10,344	8,870	10,249
Gross margin rate	28.3%	27.4%	28.2%	27.0%	27.0%
Selling and administrative	2,834	2,981	8,382	7,718	9,059
Selling and administrative expense as a percentage of total revenues	23.7%	24.4%	22.8%	23.4%	23.7%
Depreciation and amortization	278	263	843	650	826
Gain on sales of assets	(8)	(15)	(32)	(25)	(26)
Restructuring charges	4	59	27	104	104

Total costs and expenses	11,665	12,083	35,600	32,444	37,632

Operating income	276	119	1,124	594	543
Interest and investment income	(140)	(40)	(241)	(86)	(118)
Interest expense	89	87	255	235	290
Other income	—	—	(15)	(31)	(31)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	327	72	1,125	476	402
Income taxes	119	28	438	183	172
Minority interest	12	(14)	17	(7)	(1)

Income before cumulative effect of change in accounting principle	196	58	670	300	231
Cumulative effect of change in accounting principle (net of income tax benefit of $58)	—	—	—	(90)	(90)

NET INCOME	$196	$58	$670	$210	$141

EARNINGS PER COMMON SHARE
Diluted earnings per share before cumulative effect of change in accounting principle	$1.27	$0.35	$4.29	$1.98	$1.42
Diluted earnings per share	$1.27	$0.35	$4.29	$1.39	$0.87
Diluted weighted average common shares outstanding	154.4	163.6	156.3	151.4	162.2

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

Net Income and Earnings per Share Summary

For the quarter, Holdings generated net income of $196 million ($1.27 per diluted share) in fiscal 2006, as compared to $58 million ($0.35 per diluted share) for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, net income was $670 million ($4.29 per diluted share), as compared to $210 million ($1.39 per diluted share) for the first nine months last year. Holdings’ net income for each of these periods was impacted by certain significant items. The magnitude of such items may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings for any given period, affecting the comparability of the Company’s financial performance. Accordingly, management considers the aggregate impact of these items, along with reported results, in reviewing and evaluating the Company’s financial performance.

The nature of these items and their impact on diluted earnings per share is set forth below:

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Earnings per diluted share	$1.27	$0.35	$4.29	$1.98
Less:
Cumulative effect of change in accounting	—	—	—	0.59
Total return swap income	0.42	—	0.39	—
Income tax settlements	0.04	—	0.04	—
Restructuring charges	(0.02)	(0.13)	(0.08)	(0.32)
Visa/MasterCard settlement	—	—	0.14	—

Earnings per diluted share excluding above items	$0.83	$0.48	$3.80	$1.71

Net income for the first nine months of fiscal 2005 was negatively impacted by a $90 million charge ($0.59 per diluted share) for the cumulative effect of a change in accounting for certain indirect overhead costs included in inventory. Further explanation of this cumulative effect charge is set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements within Item 1, “Financial Statements”. Both the third quarter and nine month results for fiscal 2006 include investment gains of $101 million ($0.42 per diluted share and $0.39 per diluted share, respectively) derived from the Company’s investment of a portion of its surplus cash (see the “Interest and Investment Income” section below for further details) and a tax benefit of $6 million ($0.04 per diluted share) related to the resolution of certain income tax matters. Additionally, the year-to-date periods in both fiscal 2006 and fiscal 2005 included restructuring charges: $27 million ($0.08 per diluted share) in fiscal 2006 and $104 million ($0.32 per diluted share) in fiscal 2005. These restructuring charges included $4 million ($0.02 per diluted share) and $59 million ($0.13 per diluted share) recorded during the third quarter of fiscal 2006 and fiscal 2005, respectively (see the “Restructuring Charges” section below for further details).

The Company’s improved quarterly results reflect the aggregate impact of the above-noted items, as well as increased operating income, driven primarily by reduced expenses across all businesses and increased gross margins at both Sears Domestic and Sears Canada. Third quarter operating results at both Sears Domestic and Sears Canada improved relative to the same quarter last year, while operating results at Kmart declined due to lower sales levels and gross margins, partially offset by reduced expenses. Earnings per diluted share for the quarter and nine-month period also benefited from lower average diluted shares outstanding during 2006 as compared with 2005. During the first nine months of fiscal 2006, the Company repurchased 6 million shares of its common stock at a total cost of $793 million, or an average price of $132.50 per share.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

Comparable Store Sales

Domestic comparable store sales declined 3.0% and 3.9% for the third quarter and first nine months of fiscal 2006, respectively. Sears Domestic comparable store sales declined 4.8% and 6.5% for the quarter and first nine months, respectively, while Kmart comparable store sales declined 0.7% for the quarter and 0.5% for the first nine months. Both the current quarter and year-to-date comparable store sales declines reflect the impact of increased competition and lower transaction volumes. The more modest decline in Sears Domestic’s comparable store sales for the quarter, as compared to the decline recorded during the first nine months of fiscal 2006, primarily reflects improved comparable store sales results within women’s apparel as discussed below.

For both the third quarter and first nine months of fiscal 2006, Kmart experienced lower transaction volumes across a number of merchandise categories, including home goods, hardlines, food and consumables, and general merchandise, partially offset by increased sales within apparel and pharmacy. Similarly, Sears Domestic recorded comparable store sales declines during both the third quarter and first nine months of fiscal 2006 across most merchandise categories and formats, with more pronounced sales declines within both the home fashion and lawn and garden categories. These declines were partially offset by pronounced comparable store sales increases within women’s apparel during the third quarter of fiscal 2006, reflecting what the Company believes are improved assortments in this business relative to last year. In fiscal 2005, Sears Domestic modified its apparel assortment to a more “fashion forward” offering, which was not successful and led to significant sales declines within Sears Domestic’s apparel business during the second half of fiscal 2005. Comparable store sales within women’s apparel remained lower, however, for the first nine months of fiscal 2006, as compared to the same period last year, as the impact of current quarter increases was more than offset by sales declines during the first half of the year.

Total Revenues

For the quarter, total revenues declined $0.3 billion, or 2.1%, to $11.9 billion in fiscal 2006, as compared to $12.2 billion for the third quarter of fiscal 2005. Sears revenues were $7.9 billion in the third quarter of fiscal 2006 as compared to $8.0 billion for the third quarter of fiscal 2005, reflecting the impact of comparable store sales declines, partially offset by an increase in the total number of Sears Full-line stores in operation, as a number of Kmart locations have been converted to the Sears Grand format during the past 12 months. In addition, total Sears revenues for the quarter were positively impacted by favorable foreign exchange rates relative to revenues recorded at Sears Canada, as the Canadian dollar strengthened relative to last year, partially offset by the elimination of credit revenues at Sears Canada given the sale of Sears Canada’s Credit and Financial Services operations in November 2005. Total revenues at Kmart declined $0.2 billion for the third quarter of fiscal 2006, primarily due to a reduction in the total number of Kmart stores in operation.

For the first nine months of fiscal 2006, total revenues increased $3.7 billion, or 11.2%, to $36.7 billion, as compared to $33.0 billion for the first nine months last year. This increase primarily reflects the inclusion of Sears for the full year-to-date period in fiscal 2006. Sears revenues were $24.0 billion for the first nine months of fiscal 2006, as compared to $19.7 billion for the same period last year, as the fiscal 2005 period included the results of Sears subsequent to March 24, 2005, the date of its acquisition by Kmart. Total revenues for the first nine months of fiscal 2006 declined $1.5 billion, or 3.8%, when compared to pro forma revenues of $38.2 billion for the first nine months of 2005, as pro forma revenues for 2005 include Sears revenues for the entire 39-week period ended October 29, 2005. This decline generally reflects the same factors as described above relative to the third quarter of fiscal 2006. In addition, the first nine months of fiscal 2005 benefited from $153 million of additional sales recorded during the first quarter, as three additional days were included in the first quarter period given the Company’s change from a Wednesday to a Saturday month end.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

Gross Margin

For the quarter, gross margin as a percentage of merchandise sales and services revenue (“gross margin rate”) was 28.3% in fiscal 2006, as compared to 27.4% for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, the gross margin rate was 28.2%, as compared to 27.0% (as reported) and 27.0% (pro forma) for the first nine months last year. For both the third quarter and first nine months of fiscal 2006, gross margin rates improved at both Sears Domestic and Sears Canada, partially offset by a decline at Kmart. The Company’s overall improved gross margin rate primarily reflects improvements being realized in the Company’s apparel businesses. At Sears Canada, gross margin rates also benefited from favorable exchange rates and a favorable balance-of-sales shift to higher margin categories in the current year. Sears Domestic gross margin rates improved on a year-to-date basis across most full-line store merchandise categories, with pronounced improvements in apparel. The Company believes the improved gross margin rate performance of its apparel business, and within women’s apparel in particular, reflects the impact of having better product assortments in place relative to last year. The above-noted poor customer response to full-line store apparel offerings in the spring and summer seasons of fiscal 2005 resulted in lower gross margin rates last year, as additional markdowns were taken to clear spring and summer seasonal fashion items in the third quarter last year. The overall improvement in the Company’s gross margin rates more than offsets the unfavorable profit impact of revenue declines.

Selling and Administrative Expenses

For the quarter, selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 23.7% in fiscal 2006, as compared to 24.4% for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, the selling and administrative expense rate was 22.8%, as compared to 23.4% (as reported) and 23.7% (pro forma) for the first nine months last year. The current year rate improvement for both the quarter and year-to-date period primarily reflects the realization of Merger synergies and improved expense management, particularly within payroll and benefits. In addition, total selling and administrative expenses in the first nine months of fiscal 2006 included a $36 million gain recorded by the Company for the aggregate amount received by Holdings in June 2006 as part of the settlement of Visa/MasterCard antitrust litigation, which lowered the year-to-date rate by approximately 10 basis points.

Restructuring Charges

Restructuring charges of $4 million and $59 million were recorded in the third quarter of fiscal 2006 and third quarter of fiscal 2005, respectively. On a year-to-date basis, restructuring charges were $27 million in fiscal 2006, as compared to $104 million in fiscal 2005. Fiscal 2006 year-to-date charges included $19 million recorded at Sears Canada ($0 million in the third quarter) for workforce reductions and ongoing restructuring efforts initiated during the second half of fiscal 2005, and $8 million recorded at Kmart ($4 million in the third quarter) for relocation assistance and employee termination-related costs associated with Holdings’ home office integration efforts, also initiated in fiscal 2005. Fiscal 2005 year-to-date charges through the end of the third quarter, included $53 million recorded at Sears Canada ($53 million in the third quarter of fiscal 2005) and $51 million recorded at Kmart ($6 million in the third quarter of fiscal 2005) in connection with the same above-noted restructuring and integration efforts.

Depreciation and Amortization

For the quarter, depreciation and amortization was $278 million in fiscal 2006, as compared with $263 million for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, depreciation and amortization was $843 million, as compared to $650 million (as reported) and $826 million (pro forma) for the first nine months last year. The increase for the year-to-date period, as compared to the same period last year on an as reported

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

basis, was primarily attributable to the addition of Sears, which accounted for $788 million of the combined expense in the current year-to-date period, as compared to $617 million (as reported) in the prior year year-to-date period.

Operating Income

For the quarter, operating income increased $157 million to $276 million in fiscal 2006, as compared with $119 million in the third quarter of fiscal 2005. For the first nine months, operating income was $1.1 billion in fiscal 2006, as compared to $594 million (as reported) and $543 million (pro forma) for the first nine months of last year. The improvement in operating income for both the third quarter and year-to-date period was mainly a result of realizing Merger synergies and improved expense management, as well as increased gross margins, lower fiscal 2006 restructuring costs and a gain of $36 million related to the settlement of the Visa/MasterCard antitrust litigation recorded in the second quarter of fiscal 2006, as noted above.

Interest and Investment Income

For the quarter, interest and investment income was $140 million in fiscal 2006, as compared with $40 million in the third quarter of fiscal 2005. For the first nine months of fiscal 2006, interest and investment income was $241 million, as compared to $86 million for the first nine months last year. Both the third quarter and year-to-date increases in fiscal 2006 are primarily due to total return swap income recognized in the current quarter. During the third quarter of fiscal 2006, the Company entered into total return swaps and recognized $101 million of investment income, consisting of realized gains of $66 million and unrealized gains of $38 million less $3 million of interest cost. These total return swaps are derivative contracts that synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. In exchange for receiving the return tied to the position underlying a total return swap, the Company pays a floating rate of interest tied to LIBOR on the notional amount of the contract. Changes in fair value of the total return swaps are recognized currently in earnings.

Interest Expense

For the quarter, interest expense was $89 million in fiscal 2006, as compared with $87 million in the third quarter of fiscal 2005. For the first nine months of fiscal 2006, interest expense was $255 million, as compared to $235 million (reported) and $290 million (pro forma) for the first nine months last year. The year-to-date increase, as compared to reported interest expense for the first nine months last year, reflects the inclusion of Sears for the entire 39-week period in the current year. The year-to-date decrease, as compared to pro forma interest expense for the first nine months last year, reflects, in part, the recognition of $17 million of additional interest expense during fiscal 2005, representing the remaining unamortized debt discount on convertible subordinated notes of Kmart converted into shares of Kmart by ESL affiliates in January of fiscal 2005, as well as the impact of lower average borrowings in fiscal 2006.

Other Income

Other income is primarily comprised of bankruptcy-related recoveries. No bankruptcy-related recoveries were recorded in the third quarter of fiscal 2006 compared to $1 million in the third quarter of fiscal 2005. For the first nine months of fiscal 2006, bankruptcy-related recoveries were $12 million, as compared to $33 million for the first nine months last year, and represent amounts recognized from vendors who had received cash payment for pre-petition obligations.

Income Taxes

For the quarter, the effective tax rate was 36.4%, as compared to 38.9% in the third quarter of fiscal 2005, with the decrease primarily attributable to the resolution of certain income tax matters related to Kmart Corporation (a

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

predecessor operating company of Kmart). For the first nine months of fiscal 2006, the effective tax rate was 38.9%, as compared to 38.4% for the same period last year, with the increase primarily attributable to Canadian and state income taxes.

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

Kmart

Kmart results and key statistics were as follows:

Kmart	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Merchandise sales and services	$4,042	$4,172	$12,768	$13,354
Cost of sales, buying and occupancy	3,096	3,157	9,726	10,154
Gross margin dollars	946	1,015	3,042	3,200
Gross margin rate	23.4%	24.3%	23.8%	24.0%
Selling and administrative	889	930	2,618	2,850
Selling and administrative expense as a percentage of total revenues	22.0%	22.3%	20.5%	21.3%
Depreciation and amortization	22	13	55	33
Gain on sales of assets	(9)	(17)	(26)	(25)
Restructuring charges	4	6	8	51

Total costs and expenses	4,002	4,089	12,381	13,063

Operating income	$40	$83	$387	$291

Number of stores			1,394	1,426

Revenues

For the quarter, comparable store sales and total sales declined 0.7% and 3.1%, respectively. For the first nine months of fiscal 2006, comparable store sales and total sales declined 0.5% and 4.4%, respectively, as compared to the first nine months last year. The decline in Kmart comparable store sales for both the quarter and year-to-date period reflects the impact of increased competition and was primarily due to lower transaction volumes across a number of categories, including home goods, hardlines, food and consumables, and general merchandise, partially offset by increased sales within apparel and pharmacy.

Total sales were also negatively impacted by a reduction in the total number of Kmart stores in operation, which accounted for approximate 2.0% and 3.0% declines in total Kmart sales for the third quarter and first nine months of fiscal 2006, respectively, as compared to the same periods last year. In addition, year-to-date sales in the prior year period benefited from $153 million of additional sales recorded during the first quarter of 2005, as three additional days were included in the fiscal 2005 period given the Company’s change from a Wednesday to a Saturday month end.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

Gross Margin

For the quarter, Kmart’s gross margin rate was 23.4% in fiscal 2006, as compared with 24.3% for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, the gross margin rate was 23.8%, as compared to 24.0% for the first nine months last year. For the quarter, gross margin rates declined across a number of hardlines businesses, most notably lawn and garden, partially offset by improvements within apparel. The gross margin rate decline within lawn and garden reflects increased clearance markdowns taken on summer seasonal merchandise after a relatively poor summer lawn and garden season coupled with the decision to liquidate a higher proportion of such seasonal goods in preparation for their planned replacement with new merchandise offerings, including certain Kenmore products, in fiscal 2007. In addition, gross margin rates within a number of home and hardlines businesses were negatively impacted by increased merchandise shrinkage rates relative to the same period last year. The improved gross margin rate performance within Kmart’s apparel business primarily reflects, what the Company believes are, the favorable margin impact realized from improved product assortments which, in turn, reduced promotional and clearance markdown levels as compared to the third quarter of fiscal 2005. For the first nine months of fiscal 2006, Kmart’s gross margin rates declined, as compared to the same period last year, reflecting generally the same factors as set forth above. In addition, gross margin rates for both the quarter and first nine months of fiscal 2006 were negatively impacted by reduced expense leverage relative to buying and occupancy costs, given lower overall sales levels in fiscal 2006. Lower expense leverage relative to such costs reduced the overall gross margin rate for the third quarter and first nine months of fiscal 2006 by approximately 20 basis points.

Selling and Administrative Expenses

For the quarter, the selling and administrative expense rate was 22.0% in fiscal 2006, as compared with 22.3% for the third quarter of fiscal 2005, reflecting lower expenses across a number of categories, partially offset by increased advertising spend.

For the first nine months of fiscal 2006, the selling and administrative expense rate was 20.5%, as compared with 21.3% for the first nine months last year. Fiscal 2006 selling and administrative expenses included a $19 million gain, representing Kmart’s portion of the settlement in the Visa/MasterCard antitrust litigation, recorded in the second quarter of this year. This gain accounted for approximately 10 basis points of the year-to-date improvement in the selling and administrative expense rate. The remaining 70 basis point improvement reflects lower costs across a number of expense categories, most notably store payroll and benefit costs, which accounted for approximately 30 basis points of the overall rate improvement in the year-to-date rate.

Restructuring Charges

On a year-to-date basis, Kmart recorded restructuring charges of $8 million and $51 million in fiscal 2006 and fiscal 2005, respectively. These charges were for relocation assistance and employee termination-related costs incurred in connection with Holdings’ home office integration efforts initiated in Fiscal 2005. These restructuring charges included $4 million and $6 million recorded during the third quarter of fiscal 2006 and fiscal 2005, respectively.

Operating Income

For the quarter, Kmart’s operating income decreased $43 million to $40 million in fiscal 2006, as compared with $83 million in the third quarter of fiscal 2005. For the first nine months of fiscal 2006, operating income was $387 million, as compared with $291 million for the first nine months last year. The decline in operating income for the third quarter resulted primarily from lower overall sales and a decline in the gross margin rate as discussed above, partially offset by lower selling and administrative expenses. The improvement in operating income for the year-to-date period was mainly a result of improved expense management, as well as lower restructuring charges, as noted above. The favorable impact on year-to-date operating income derived from these factors, as well as the $19 million gain recorded on the settlement of the Visa/MasterCard antitrust litigation, was partially offset by a decline in gross margin, primarily as a result of lower overall sales levels.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

Sears Domestic

Holdings’ condensed consolidated statement of operations for the 39-week period ended October 29, 2005 only includes the results of Sears subsequent to March 24, 2005, the date of its acquisition by Kmart. The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without presenting the Sears results of operations on a pro forma basis. The presentation below provides the results of operations on a reported and pro forma basis.

Sears Domestic	Reported		Reported		Pro Forma
millions, except number of stores	13 Weeks Ended		39 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005	October 29, 2005
Merchandise sales and services	$6,655	$6,803	$20,403	$17,141	$21,311
Cost of sales, buying and occupancy	4,611	4,805	14,156	12,109	15,127
Gross margin dollars	2,044	1,998	6,247	5,032	6,184
Gross margin rate	30.7%	29.4%	30.6%	29.4%	29.0%
Selling and administrative	1,662	1,716	4,951	4,178	5,249
Selling and administrative expense as a percentage of total revenues	25.0%	25.2%	24.3%	24.4%	24.6%
Depreciation and amortization	223	214	687	541	683
Loss (gain) on sales of assets	1	—	(6)	—	(1)

Total costs and expenses	6,497	6,735	19,788	16,828	21,058

Operating income	$158	$68	$615	$313	$253

Number of:
Full-line Stores(1)			933	926	926
Specialty Stores			1,083	1,146	1,146
Total Domestic Sears Stores			2,016	2,072	2,072

(1)	The period ended October 28, 2006 includes 933 Full-line stores, including 71 Sears Essentials/Grand stores;
The period ended October 29, 2005 includes 926 Full-line stores, including 57 Sears Essentials/Grand stores

In discussing Sears Domestic’s year-to-date results, the discussion below pertains to pro forma information contained within the table above which compares Sears Domestic’s results for the 39-week period ended October 28, 2006 with Sears Domestic’s results for the comparable 39-week period ended October 29, 2005. These pro forma results have been prepared assuming the Merger occurred at the beginning of fiscal 2005.

Revenues

For the quarter, total merchandise sales and services revenue declined $0.1 billion, or 2.2%, to $6.7 billion in fiscal 2006, as compared with total revenues of $6.8 billion for the third quarter of fiscal 2005. The decline was due to a 4.8% decrease in comparable store sales, primarily reflecting the impact of increased competition and lower transaction volumes, partially offset by an increase in the total number of Sears Full-line stores in operation, as a number of Kmart locations have been converted to the Sears Grand format during the past 12 months.

Comparable store sales declined across most categories and formats, with more pronounced sales declines in both the lawn and garden and home fashion categories, partially offset by pronounced sales increases within women’s apparel. The sales increase in women’s apparel reflects what the Company believes are improved assortments in

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

this business relative to last year, as noted in the above discussion of consolidated results. The sales decline within lawn and garden reflects, in part, the absence of catastrophic weather events in the United States during the current year period, as compared to last year’s series of hurricanes and tropical storms that increased sales of items such as generators, chainsaws, and other related power equipment. A significant amount of the overall sales declines within the lawn and garden business occurred in such categories and within regions of the United States affected by last year’s severe storms. In addition, pre-winter seasonal sales of powered snow-removal equipment have been softer than in the same period last year, which the Company believes reflects weaker industry conditions. In regards to home fashions, the Company believes third quarter fiscal 2006 sales declines primarily reflect the residual impact of issues related to the launch of new product lines during the second quarter of fiscal 2006. These launch-related issues, which included inventory receipt delays which, in turn, resulted in lower than planned in-stock levels of new products during the second quarter, negatively impacted sales during the second quarter of fiscal 2006 and appear to have had a negative carryover impact on overall customer traffic within this business during the third quarter of fiscal 2006. Comparable store sales declines within Sears Domestic’s home appliance business were generally in line with the overall sales declines recorded across all hardlines categories. The Company believes the declines within home appliances represent the impact of both a slowing housing market and increased competition.

For the first nine months of fiscal 2006, total merchandise sales and services revenue declined $0.9 billion, or 4.3%, to $20.4 billion, as compared with total revenues of $21.3 billion for the first nine months last year. The year-to-date decline was due to a 6.5% decrease in comparable store sales, with declines across all categories and formats, partially offset by an increase in the total number of Sears full-line stores in operation, as noted above. The decline in comparable store sales for the first nine months of fiscal 2006, as compared to the same period last year, generally reflects the same factors as described above relative to the third quarter of fiscal 2006, with the exception of results within women’s apparel. Comparable store sales within women’s apparel remained lower for the first nine months of fiscal 2006, as compared to the same period last year, as the impact of current quarter comparable store sales increases were more than offset by sales declines during the first half of fiscal 2006.

Gross Margin

For the quarter, the gross margin rate was 30.7% in fiscal 2006 as compared to 29.4% in the third quarter of fiscal 2005. Gross margin rates improved across a number of apparel categories, most notably women’s apparel. As noted above, the Company believes improved performance within its apparel business, and within women’s apparel in particular, reflects improved assortments relative to last year. Poor customer response to full line apparel offerings in the spring and summer seasons of fiscal 2005 resulted in additional markdowns being taken to clear spring and summer fashion items in the third quarter of last year. The improvement in apparel margins was partially offset by margin declines across most home categories, including more notable declines within both lawn and garden and the electronics business. The lower lawn and garden gross margin rates reflect the impact of increased clearance markdowns for summer seasonal merchandise after a relatively poor summer lawn and garden season. The electronics decline primarily reflects the impact of downward retail pricing pressure in the LCD and plasma television area, the unfavorable gross margin impact of which was only partially offset by lower vendor costs. Gross margin rate declines within Sears Domestic’s home appliance business were generally in line with the overall decline recorded across all hardlines categories. The Company believes the gross margin rate decline within home appliances reflects the impact of strong customer response to certain home-appliance promotional offers during the quarter, thereby shifting sales into these periods, as well as the impact of increased competition.

For the first nine months of fiscal 2006, the gross margin rate was 30.6%, as compared with 29.0% in the same period last year. Gross margin rates improved across all full-line store merchandise categories with the exception of home appliances. The apparel business had the most notable gross margin rate improvement, reflecting better

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

inventory management and assortments, as noted above. The decline in the home appliances gross margin rate reflected increased promotional activity, primarily during the first quarter of fiscal 2006, as compared with the same period last year. The higher level of promotional activity within home appliances was designed to increase the value of customer transactions within this business, including per customer unit sales, higher utilization of Sears Card products, as well as increased sales of service contracts. Despite the aforementioned third quarter decline in gross margin rates across most home categories, the year-to-date gross margin rates within these categories improved slightly during the first nine months of fiscal 2006, as compared to the same period last year, as the current quarter declines were more than offset by increased gross margin rates recorded during the first half of the year, primarily reflecting improved inventory management, including less inventory shrinkage.

Selling and Administrative Expenses

For the quarter, selling and administrative expenses were 25.0% of total revenues in fiscal 2006, as compared with 25.2% in the third quarter of fiscal 2005. Total selling and administrative expenses declined $54 million, with the majority of the reductions stemming from reduced payroll and benefits costs, which accounted for an approximate 30 basis point improvement in the overall selling and administrative rate. The impact of these reductions, however, was partially mitigated by lower expense leverage given lower sales levels during the third quarter of fiscal 2006 as compared with the third quarter of fiscal 2005, resulting in a net improvement of 20 basis points in the overall rate for the quarter.

For the first nine months of fiscal 2006, selling and administrative expenses as a percentage of total revenues was 24.3% in fiscal 2006, as compared to 24.6% for the same period last year. The improvement in rate primarily reflects lower marketing expense, which accounted for an approximate 40 basis points improvement in the overall rate. In addition, a $17 million gain, representing Sears Domestic’s portion of settlement proceeds received in connection with settlement of Visa/MasterCard antitrust litigation, was recorded as a reduction to total selling and administrative expenses during the second quarter of fiscal 2006. This gain accounted for an approximate 10 basis point improvement in the selling and administrative expense rate during the first nine months of fiscal 2006. The impact of these favorable factors, however, was partially mitigated by lower expense leverage given lower sales levels during the current year period as compared to the prior year period, resulting in a net improvement of 30 basis points in the overall rate.

Operating Income

Operating income increased $90 million and $362 million for the third quarter and first nine months of fiscal 2006, respectively, as compared with the comparable prior year periods, primarily reflecting lower selling and administrative expenses, improved gross margin rates, as well as the $17 million gain recorded in relation to the settlement of Visa/MasterCard antitrust litigation as noted above.

Sears Canada

Sears Canada, a consolidated, 70%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. In November 2005, Sears Canada completed the sale of its Credit and Financial Services operations.

The results of operations for Sears Canada are reported to Holdings on a one-month lag. Accordingly, the condensed consolidated statement of income for the 13-week period ended October 28, 2006 includes operating results for Sears Canada from July 2, 2006 through September 30, 2006, while the 13-week period ended October 29, 2005 includes operating results for Sears Canada from July 3, 2005 to October 1, 2005. The Company believes that an understanding of its reported results and its ongoing financial performance is not

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

complete without presenting Sears Canada’s results of operations on a pro forma basis. The presentation below provides the results of operations on a reported and pro forma basis.

	Reported		Reported		Pro Forma
millions, except number of stores	13 Weeks Ended		39 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005	October 29, 2005
Merchandise sales and services	$1,244	$1,143	$3,553	$2,372	$3,253
Credit and financial products revenues	—	84	—	171	257

Total revenues	1,244	1,227	3,553	2,543	3,510

Cost of sales, buying and occupancy	850	833	2,498	1,734	2,388
Gross margin dollars	394	310	1,055	638	865
Gross margin rate	31.7%	27.1%	29.7%	26.9%	26.6%
Selling and administrative	283	335	813	690	960
Selling and administrative expense as a percentage of total revenues	22.7%	27.3%	22.9%	27.1%	27.4%
Depreciation and amortization	33	36	101	76	110
Loss on sales of assets	—	2	—	—	—
Restructuring charges	—	53	19	53	53

Total costs and expenses	1,166	1,259	3,431	2,553	3,511

Operating income (loss)	$78	$(32)	$122	$(10)	$(1)

Number of:
Full-line Stores			123	122	122
Specialty Stores			252	248	248
Total Sears Canada Stores			375	370	370

In discussing Sears Canada’s year-to-date results, the discussion below pertains to the pro forma information contained within the table above for the comparable 39-week period ended October 29, 2005. These pro forma results have been prepared assuming the Merger occurred at the beginning of fiscal 2005.

Revenues

Total revenues increased 1.4% and 1.2% for the third quarter and the first nine months of fiscal 2006, respectively, as compared to the comparable periods last year. The increases reflect the impact of favorable foreign exchange rates, as the Canadian dollar has strengthened relative to the comparable prior year periods. Excluding the impact of exchange rate changes, total revenues for the third quarter and first nine months of fiscal 2006 declined approximately 5.3% and 6.4%, respectively, as compared to the comparable periods last year. These declines primarily reflect the impact of the sale of Sears Canada’s Credit and Financial Services operations in November 2005 and, as it pertains to the year-to-date period, lower comparable store sales. The revenue stream from Sears Canada’s Credit and Financial Services operations was replaced in part by performance payments received pursuant to the strategic alliance with JPMorgan Chase, a significant portion of which is based upon a percentage of sales charged to the Canadian Sears Card and Canadian Sears MasterCard. These performance payments are affected by seasonal consumer spending which, historically, is lower in the first half of the year. Conversely, revenues from Sears Canada’s Credit and Financial Services operations in the first nine months of fiscal 2005 were generated from finance charges which, historically, were higher in the first half of the year due to larger receivable balances on the Canadian Sears Card and Canadian Sears MasterCard following the holiday season. The performance payments noted above are classified within Merchandise sales and services and, along with the impact of favorable exchange rates, largely account for the increase in Merchandise sales and

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

services as compared to the prior year period. Sears Canada comparable store sales increased 1.2% for the third quarter and declined 1.4% for the first nine months of fiscal 2006. In the third quarter of fiscal 2006, stronger sales in major appliances, home furnishings, footwear and apparel offset weaker sales in home décor, seasonal products, cosmetics, Craftsman and electronics. For the first nine months, increased sales in major appliances, footwear, and both men’s and women’s apparel, were more than offset by declines across most other merchandise categories.

Gross Margin

For both the third quarter and first nine months of fiscal 2006, gross margin rates increased, as compared with the comparable periods last year, reflecting lower promotional activity, a favorable shift in sales mix to higher margin categories and channels, improved inventory management and less inventory shrinkage, as well as the favorable impact of a stronger Canadian dollar on the cost of imported merchandise.

Selling and Administrative Expenses

For both the third quarter and first nine months of fiscal 2006, the selling and administrative rate declined, as compared with the comparable periods last year, primarily due to the sale of Sears Canada’s Credit and Financial services operation, as well as the positive impact of productivity initiatives initiated at Sears Canada in the third quarter of fiscal 2005, including a workforce reduction of approximately 1,200 associates, and a reduction in advertising in the current year, reflecting a shift of certain promotional programs to the fourth quarter.

Restructuring Charges

On a year-to-date basis, Sears Canada recorded restructuring charges of $19 million and $53 million in fiscal 2006 and fiscal 2005, respectively, in relation to costs incurred for productivity initiatives initiated in fiscal 2005 as previously noted. These restructuring charges included $0 million and $53 million recorded during the third quarter of fiscal 2006 and fiscal 2005, respectively.

Operating Income

Operating income increased $110 million and $123 million for the third quarter and the first nine months of fiscal 2006, respectively, as compared with the comparable periods last year, reflecting lower selling and administrative expenses, increased gross margin and lower restructuring charges, partially offset by lower Credit and Financial Services revenues.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

PRO FORMA RECONCILIATION

The following tables provide a reconciliation from the as reported results to the pro forma results presented above for Sears Holdings, Sears Domestic and Sears Canada for the 39-week period ended October 29, 2005.

Sears Holdings

	39-week period ended October 29, 2005
millions, except per common share data	As reported	Pre-merger Activity(1)	Purchase Acctng		Pro Forma
Merchandise sales and services	$32,867	$5,051	$—		$37,918
Credit and financial products revenues	171	86	—		257

Total revenue	33,038	5,137	—		38,175

Cost of sales, buying and occupancy	23,997	3,672	—		27,669
Gross margin dollars	8,870	1,379	—		10,249
Gross margin rate	27.0%	27.3%	—%		27.0%
Selling and administrative	7,718	1,330	11	(2)	9,059
Selling and administrative as % of total revenues	23.4%	25.9%	—%		23.7%
Depreciation and amortization	650	147	29	(3)	826
Gain on sales of assets	(25)	(1)	—		(26)
Restructuring charges	104	—	—		104

Total costs and expenses	32,444	5,148	40		37,632

Operating income (loss)	594	(11)	(40)		543
Interest and investment income	(86)	(32)	(2	)(4)	(118)
Interest expense	235	57	(2)		290
Other income	(31)	—	—		(31)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	476	(36)	(38)		402
Income tax expense (benefit)	183	4	(15	)(5)	172
Minority interest	(7)	6	—		(1)

Income before cumulative effect of change in accounting principle	300	(46)	(23)		231
Cumulative effect of change in accounting principle, net of tax	(90)	—	—		(90)

NET INCOME (LOSS)	$210	$(46)	$(23)		$141

Diluted earnings per share before cumulative effect of change in accounting principle	$1.98				$1.42
Diluted earnings per share	$1.39				$0.87

(1)	Represents the 2005 results of operations for the period January 30, 2005 through March 24, 2005 for Sears Domestic and the period January 2, 2005 through March 24, 2005 for Sears Canada.
(2)	Represents an increase to selling and administrative expense resulting from the adjustment to Sears’ pension and postretirement plans based on the adjustment of such liabilities to fair value.
(3)	Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears’ property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.
(4)	Represents a decrease to interest expense resulting from the adjustment to Sears debt based on the adjustments of such liabilities to fair value.
(5)	Represents the aggregate pro forma effective income tax effect (38.4%) of notes (2) through (4) above.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

Sears Domestic

	39-week period ended October 29, 2005
millions	As reported	Pre-merger Activity(1)	Purchase Acctng	Pro forma
Merchandise sales and services	$17,141	$4,170	$—	$21,311
Cost of sales, buying and occupancy	12,109	3,018	—	15,127
Gross margin dollars	5,032	1,152	—	6,184
Gross margin rate	29.4%	27.6%	—%	29.0%
Selling and administrative	4,178	1,060	11 (2)	5,249
Selling and administrative as % of total revenues	24.4%	25.4%	—%	24.6%
Depreciation and amortization	541	116	26 (3)	683
Gain on sales of assets	—	(1)	—	(1)

Total costs and expenses	16,828	4,193	37	21,058

Operating income (loss)	$313	$(23)	$(37)	$253

Sears Canada

	39-week period ended October 29, 2005
millions	As reported	Pre-merger Activity(1)	Purchase Acctng	Pro forma
Merchandise sales and services	$2,372	$881	$—	$3,253
Credit and financial product revenues	171	86	—	257

Total revenues	2,543	967	—	3,510

Cost of sales, buying and occupancy	1,734	654	—	2,388
Gross margin dollars	638	227	—	865
Gross margin rate	26.9%	25.8%	—%	26.6%
Selling and administrative	690	270	—	960
Selling and administrative as % of total revenues	27.1%	27.9%	—%	27.4%
Depreciation and amortization	76	31	3 (3)	110
Gain on sales of assets	—	—	—	—
Restructuring charges	53	—	—	53

Total costs and expenses	2,553	955	3	3,511

Operating income (loss)	$(10)	$12	$(3)	$(1)

(1)	Represents the 2005 results of operations for the period January 30, 2005 through March 24, 2005 for Sears Domestic and the period January 2, 2005 through March 24, 2005 for Sears Canada.
(2)	Represents an increase to selling and administrative expense resulting from the adjustment to Sears’ pension and postretirement plans based on the adjustment of such liabilities to fair value.
(3)	Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears’ property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash and Cash Equivalents

The Company’s cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. The Company’s cash and cash equivalents balances as of October 28, 2006 and January 28, 2006 are detailed in the following table.

millions	October 28, 2006	January 28, 2006
Domestic cash
Cash and equivalents	$870	$3,208
Cash posted as collateral	734	466
Credit card deposits in transit	161	102

Total domestic cash and cash equivalents	1,765	3,776
Sears Canada	331	664

Total cash and cash equivalents	$2,096	$4,440

As of October 28, 2006, the Company had $2.1 billion of cash and cash equivalents as compared to $1.2 billion at October 29, 2005 and $4.4 billion at January 28, 2006. The decline in cash and cash equivalents from January 28, 2006 is attributable to increased merchandise inventories, net of trade payables ($1.7 billion), share repurchases ($793 million), debt repayments, net of new borrowings ($434 million), capital expenditures ($325 million), pension contributions ($306 million), and cash used in the acquisition of additional interests in Sears Canada ($281 million).

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

The Company classifies outstanding checks in excess of funds on deposit within other current liabilities and reduces cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $356 million and $444 million as of October 28, 2006 and January 28, 2006, respectively.

Investment of Available Capital

Since the Merger, the Company’s cash flows have exceeded its working capital, financing and capital investment needs, and management expects that the Company’s cash flows will continue to exceed its annual operating cash needs for the foreseeable future. The Company regularly evaluates how best to use available capital to increase shareholder value. The Company has and will continue to invest in its businesses to improve the customer experience and provide the opportunity for attractive returns. Through October 28, 2006, the Company has also repurchased $1.4 billion worth of its common shares since the Merger and expects to continue to repurchase shares subject to market conditions and board authorization. In addition, the Company may pursue investments in the form of acquisitions, joint ventures and partnerships where the Company believes attractive returns can be obtained. Further, the Company may determine under certain market conditions that available capital is best utilized to fund investments that it believes offer the Company attractive return opportunities, whether or not related to its ongoing business activities.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

As previously disclosed in the Company’s Annual Report on Form 10-K/A for its fiscal year ended January 28, 2006, the Company’s Board of Directors has delegated authority to direct investment of the Company’s surplus cash to its Chairman, Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or Finance Committee of the Board of Directors. The Company, from time to time, invests its surplus cash in various securities and financial instruments, including total return swaps, which are derivative instruments that synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. In exchange for receiving the return tied to the position underlying a total return swap, the Company pays a floating rate of interest tied to LIBOR on the notional amount of the contract. Under the terms of the transactions with the respective counterparties, the Company is required to post cash collateral of up to 25 percent of the notional amount of the underlying total return swap position, plus the amount of any unrealized losses on the positions. As of October 28, 2006, the collateral balance held by the Company’s counterparties based on the Company’s total return swaps’ aggregate notional amount of $387 million is $83 million and was recorded as a current receivable on the Company’s condensed consolidate balance sheet.

These investments are highly concentrated and involve substantial risks. Accordingly, the Company’s financial position and quarterly and annual results of operations may be positively or negatively materially affected based on the timing, magnitude and performance of these investments. Based on the aggregate notional amount of such total return swaps as of October 28, 2006, $387 million, an immediate hypothetical increase (or decrease) of 20 percent in the market value underlying the total return swaps outstanding would cause our quarterly pre-tax earnings to increase (or decrease) concurrently by $85 million. The counterparties to these derivative instruments are large financial institutions. These estimates assume that the total return swap portfolio remains constant. See supplement to risk factors contained in Part II, Item 1A.

Operating Activities

Holdings’ operating activities used approximately $0.5 billion in net cash during first nine months of fiscal 2006. For the first nine months of fiscal 2005, the Company generated approximately $0.1 billion in net operating cash flows. The Company’s primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is to fund the purchase of merchandise inventories. Accordingly, year-to-date operating cash flows through the end of the third quarter are significantly impacted by pre-holiday increases in merchandise inventory levels that historically have occurred during the third quarter.

Merchandise inventories at October 28, 2006 were approximately $11.5 billion, as compared to $10.8 billion as of October 29, 2005. The increase reflects planned increases due to earlier receipt of product, the expansion of product assortment this year and increases in apparel and other merchandise categories where the Company believes business trends support higher inventory levels. Merchandise payables were $4.2 billion at October 28, 2006, as compared to $4.3 billion as of October 29, 2005.

Investing Activities

For the first nine months of fiscal 2006, the Company spent $325 million on capital expenditures compared to $333 million spent during the first nine months last year. The prior year spending of $333 million excludes approximately $40 million of capital expenditures made by Sears during the period January 30, 2005 through March 24, 2005 (pre-Merger period).

As discussed in the “Results of Operations” and “Investment of Available Capital” sections above, during the third quarter of fiscal 2006, the Company entered into total return swaps and recognized $101 million of investment income, including realized gains of $66 million, and unrealized gains of $38 million net of $3 million of interest cost. Net returns on these investments generated $61 million in cash, net of interest during the third quarter of fiscal 2006. Under the terms of the transactions with the respective counterparties, the Company is

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

required to post cash collateral of up to 25 percent of the notional amount of the underlying total return swap position, plus the amount of any unrealized losses on the positions. As of October 28, 2006, the collateral balance held by the Company’s counterparties based on the Company’s total return swaps’ aggregate notional amount of $387 million was $83 million. See the aforementioned sections for further details.

Financing Activities

During the third quarter of fiscal 2006, the Board of Directors authorized the repurchase of up to an aggregate of $500 million of the Company’s common shares in addition to the $1.5 billion repurchase authorization previously approved by the Board of Directors. During the 39-week period ended October 28, 2006, the Company repurchased 6 million of its common shares at a total cost of $793 million under the program. As of October 28, 2006, the Company had $618 million of remaining authorization under the Company’s common share repurchase program.

The Company’s outstanding borrowings as of October 28, 2006, October 29, 2005 and January 28, 2006 were as follows:

millions	October 28, 2006	October 29, 2005	January 28, 2006
Short-term borrowings:
Unsecured commercial paper	$121	$152	$178
Long-term debt, including current portion:
Notes and debentures outstanding	2,587	3,047	2,974
Capitalized lease obligations	824	861	864

Total debt	$3,532	$4,060	$4,016

Memo: Sears Canada debt	$562	$719	$716

Liquidity

The Company’s primary need for liquidity is to fund seasonal working capital requirements of its retail businesses, capital expenditures and for general corporate purposes. The Company believes that these needs will be adequately funded by the Company’s operating cash flows, credit terms from vendors, current balances in cash and cash equivalents and, to the extent necessary, borrowings under the Company’s various revolving credit facilities. At October 28, 2006, $3.8 billion was available under such facilities. While the Company expects to use these facilities as its primary funding source, it may also access the public debt markets on an opportunistic basis. Additionally, the Company may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships. Transactions of these types may result in material proceeds or cash outlays. See the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 28, 2006 for additional information regarding the Company’s sources of liquidity.

Debt Ratings

The ratings of the Company’s domestic debt securities as of October 28, 2006 appear in the table below:

	Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
Unsecured long-term debt	Ba2	BB+	BB
Unsecured commercial paper	NP	B-1	B

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

Credit Agreement

The Company’s $4.0 billion, five-year credit agreement (the “Credit Agreement”) has an expiration date of March 2010 and is available for general corporate purposes and includes a $1.5 billion letter of credit sublimit. The Credit Agreement is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of its direct and indirect subsidiaries and is secured by a first lien on domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory, subject to certain limitations. As of October 28, 2006, the Company had $198 million of letters of credit outstanding under the Credit Agreement with $3.8 billion of availability remaining under the Credit Agreement. There were no direct borrowings under the facility during the first nine months of fiscal 2006. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings.

Letter of Credit Agreement

The Company has a letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $1 billion. The LC Agreement expires in August 2007. As of October 28, 2006, there were $695 million of letters of credit outstanding under the LC Agreement.

Under the terms of the LC Agreement, the Company has the ability to post cash, inventory or other letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits the Company from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if the Company elects to post cash collateral, it must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. The Company had $698 million of cash posted as collateral under the LC Agreement as of October 28, 2006. The Company continues to classify the cash collateral as cash and cash equivalents due to its ability to substitute these letters of credit with letters of credit under the Credit Agreement, which does not require cash collateral, and its ability to provide letters of credit under the Credit Agreement as collateral. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change.

Cash Collateral

The Company posts cash collateral for certain self-insurance programs. The Company continues to classify the cash collateral as cash and cash equivalents in the accompanying condensed consolidated balance sheets due to the Company’s ability to substitute letters of credit for the cash at any time at its discretion. As of October 28, 2006, $36 million of cash was posted as collateral for self-insurance programs.

OSH Supply Hardware LLC (“LLC”) Credit Agreement

In fiscal 2005, LLC entered into a five-year, $130 million senior secured revolving credit facility (the “LLC Facility”), which includes a $25 million letter of credit sublimit. The LLC Facility is available for LLC’s general corporate purposes and is secured by a first lien on substantially all of LLC’s non-real estate assets. Availability under the LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of October 28, 2006, $17 million was outstanding under the LLC Facility consisting of $15 million in borrowings and $2 million in outstanding letters of credit.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

Inter-company Loan

The Company has also transferred certain domestic real estate and intellectual property into separate bankruptcy remote Special Purpose Vehicles (“SPVs”). The SPV holding the real estate assets leases such property to Sears, Roebuck and Co. and Kmart Corporation. The SPV holding the intellectual property licenses these trademarks to Sears, Roebuck and Co. and Kmart Corporation. Each SPV has issued asset-backed notes that are collateralized by the real estate and intellectual property, respectively. Cash flows received by the SPVs from rents and licensing fees paid by Sears, Roebuck and Co., Kmart Corporation and, potentially in the future, other affiliates or third parties will be used for the payment of fees, interest and principal on notes issued by the SPVs. As of October 28, 2006, these debt securities were entirely held by wholly-owned consolidated subsidiaries of the Company and the net book value of the securitized intellectual property assets was approximately $1.0 billion, and the net book value of the securitized real estate assets was approximately $1.0 billion.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or a net basis is an accounting policy decision that requires disclosure. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on the Company’s financial position or results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for annual financial statements for fiscal years ending after November 15, 2006. Early application for any interim period of the first fiscal year ending after November 15, 2006 is encouraged, but not required. The Company is required to adopt SAB No. 108 for its financial statements for the fiscal year ending February 3, 2007. The Company is currently assessing the impact, if any, the adoption of SAB No. 108 will have on its operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial statements.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending February 3, 2007. The Company is currently evaluating the impact the adoption of SFAS No. 158 will have on its financial statements.

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

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

While the Company believes that its forecasts and assumptions are reasonable, it cautions that actual results may differ materially. The Company intends the forward-looking statements to speak only as of the time made and does not undertake to update or revise them as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The nature of market risks faced by the Company at October 28, 2006 is the same as disclosed in the Company’s Annual Report on Form 10-K/A for the year ended January 28, 2006, except as noted below as it pertains to equity price risk.

Interest Rate Risk

As of October 28, 2006, 11% of the Company’s debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at October 28, 2006, which totaled approximately $376 million, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $3.8 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

As of October 28, 2006, the Company had a series of foreign currency forward contracts outstanding, totaling $535 million Canadian notional value and with a weighted average remaining life of 0.5 years, designed to hedge the Company’s net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts as of October 28, 2006 was $2 million. A hypothetical 10% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of October 28, 2006, with all other variables held constant, would have resulted in a loss in the fair value of the Company’s foreign currency forward contracts of approximately $53 million as of October 28, 2006.

Equity Price Risk

The Company, from time to time, invests its surplus cash in various securities and financial instruments, including total return swaps, which are derivative contracts that synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. In exchange for receiving the return tied to the position underlying a total return swap, the Company pays a floating rate of interest tied to LIBOR on the notional amount of the contract. The fair value of a total return swap is based on the quoted market price of the underlying position and changes in fair value of the total return swaps are recognized currently in earnings. During the third quarter of fiscal 2006, the Company entered into total return swaps and recognized $101 million of investment income, consisting of realized gains of $66 million and unrealized gains of $38 million less $3 million of interest cost. As of October 28, 2006, the total return swaps had an aggregate notional amount of $387 million and a fair value of $38 million.

These investments are highly concentrated and involve substantial risks. Accordingly, the Company’s financial position and quarterly and annual results of operations may be positively or negatively materially affected based on the timing, magnitude and performance of these investments. Based on the aggregate notional amount of such total return swaps as of October 28, 2006, $387 million, an immediate hypothetical increase (or decrease) of 20 percent in the market value underlying the total return swaps outstanding would cause our quarterly pre-tax earnings to increase (or decrease) concurrently by $85 million. The counterparties to these derivative instruments are large financial institutions. These estimates assume that the total return swap portfolio remains constant.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 28, 2006 and October 29, 2005

Item 4. Controls and Procedures

The Company’s management, including Aylwin B. Lewis, Chief Executive Officer and President (principal executive officer), and Craig T. Monaghan, Executive Vice President and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon their evaluation, the principal executive officer and the principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, “Financial Statements—“Notes to Condensed Consolidated Financial Statements”, Note 11—“Claims Resolution and Bankruptcy-Related Settlements,” and Note 17—“Legal Proceedings”, for information regarding legal proceedings, which information is incorporated herein by this reference.

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

Specifically, as of October 28, 2006, the Company had total return swaps with an aggregate notional amount of $387 million. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment of Available Capital.” These investments are highly concentrated and involve substantial risks. A significant decline in the value of these investments could have a material adverse effect on the Company’s quarterly and annual results of operations.

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

The following table provides information about shares of common stock the Company acquired during the third quarter of fiscal 2006, including shares assigned to the Company as part of settlement agreements resolving claims arising from the Chapter 11 reorganization of Kmart Corporation. During the 13 weeks ended October 28, 2006, the Company repurchased 2 million of its common shares at a total cost of $289 million under its common share repurchase program. The program was initially announced on September 14, 2005 with a total authorization by the Company’s Board of Directors of up to $1.0 billion. During the nine months ended October 28, 2006, the Board of Directors authorized the repurchase of up to an additional $1.0 billion of common stock ($500 million announced April 5, 2006 and $500 million announced on September 12, 2006), for a total authorization of $2.0 billion. The program has no stated expiration date. As of October 28, 2006, the Company had $618 million of remaining authorization under the program.

SEARS HOLDINGS CORPORATION

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 30, 2006 to August 26, 2006	1,538,877	$141.16	1,516,405	$141.22
August 27, 2006 to September 30, 2006	525,031	143.68	519,301	143.85
October 1, 2006 to October 28, 2006	1,072	161.91	—	—

Total	2,064,980	$141.81	2,035,706	$141.89	$618,000,000

(1)	Includes 23,772 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. In addition, the Company recognized recoveries of $0 million in the quarter ended October 28, 2006 related to vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. In conjunction with these recoveries, the Company was assigned 5,502 shares of common stock with a weighted average price of $131.58. These shares were acquired during the quarter as follows:

July 30, 2006 to August 26, 2006	22,472
August 27, 2006 to September 30, 2006	5,730
October 1, 2006 to October 28, 2006	1,072

Item 6. Exhibits

(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

SEARS HOLDINGS CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION (Registrant)

December 4, 2006	By	/s/ WILLIAM K. PHELAN
William K. Phelan
Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

*10.1	First Amendment to Registrant’s 2006 Associate Stock Purchase Plan, effective as of August 1, 2006.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

E-1