Form 10-K
period 2007-02-03
SEARS HOLDINGS CORP
filed 2007-03-28
CIK 1310067

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 3, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-51217

SEARS HOLDINGS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois	60179
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 286-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On March 3, 2007, the Registrant had 153,810,297 common shares outstanding. The aggregate market value (based on the closing price of the Registrant’s common shares for stocks quoted on the NASDAQ Global Select Market) of the Registrant’s common shares owned by non-affiliates (which are assumed, solely for the purpose of this calculation, to be stockholders other than (i) directors and executive officers of the Registrant and (ii) any person known by the Registrant to beneficially own five percent or more of the Registrant’s common shares), as of July 29, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $8.4 billion.

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 4, 2007 (the “2007 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I

Item 1.	Business

General

Sears Holdings Corporation (“Holdings” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”). The Merger, completed on March 24, 2005, combined two of America’s oldest existing retail entities, both with origins dating to the late 1800s. The Company is a broadline retailer with approximately 2,300 full-line and 1,100 specialty retail stores in the United States operating through Kmart and Sears and approximately 370 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 70%-owned subsidiary.

Business Segments

During fiscal 2006, the Company operated three reportable segments: Kmart, Sears Domestic and Sears Canada. Financial information, including revenues, operating income and total assets for each of these business segments is contained in Note 19 of Notes to Consolidated Financial Statements. Information regarding the components of revenue for Holdings is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Kmart

As of February 3, 2007, Holdings operated a total of 1,388 Kmart stores across 49 states, Guam, Puerto Rico, and the U.S. Virgin Islands. This store count included 1,333 discount stores, averaging 93,000 square feet, and 55 Super Centers, averaging 165,000 square feet. Most Kmart stores are one-floor, free-standing units that carry a wide assortment of general merchandise, including products sold under such well-known labels as Jaclyn Smith, Joe Boxer and Martha Stewart Everyday. During fiscal 2005, the Company began selling certain proprietary Sears brand products, such as Kenmore, Craftsman, and DieHard products, and services within certain Kmart stores. At the end of fiscal 2005, approximately 100 Kmart stores were selling an assortment of Sears brand products, mainly within home appliances and tools. During the fall of fiscal 2006, the Company added Craftsman tool assortments into Kmart locations nationwide. In addition, as of February 3, 2007, approximately 180 Kmart stores were also selling an assortment of major home appliances, including Kenmore-branded products. Approximately 1,100 Kmart stores also operate in-store pharmacies. The Super Centers generally operate 24-hours a day and combine a full-service grocery along with the general merchandise selection of a discount store. Kmart also sells its products through its kmart.com website.

Sears Domestic

As of February 3, 2007, Sears Domestic operations consisted of the following:

•

Full-line Stores—935 broadline stores of which 861 are full-line stores located across all 50 states and Puerto Rico, primarily mall-based locations averaging 134,000 square feet. Full-line stores offer a wide array of products across many merchandise categories, including home appliances, consumer electronics, tools, fitness and lawn and garden equipment, certain automotive services and products, such as tires and batteries, home fashion products, as well as apparel, footwear and accessories for the whole family, including the Company’s proprietary Lands’ End brand merchandise. Also, as of February 3, 2007, the Company operated 74 Sears Essentials/Grand stores located in 25 states, primarily free-standing units averaging 113,000 square feet and offering health and beauty products, pantry goods, household products and toys in addition to the offerings of the typical mall-based store. Sears also extends the availability of its product selection through the use of its sears.com website, which offers an assortment of home, apparel and accessory merchandise and provides customers the option of buying through the Internet and picking up their merchandise in Sears full-line stores.

•

Specialty Stores—1,095 specialty stores located across all 50 states and Puerto Rico, located primarily in free-standing, off-mall locations or high-traffic neighborhood shopping centers, and including the operations of:

•

817 Dealer Stores—Primarily independently-owned stores, predominantly located in smaller communities and averaging 8,900 square feet offering appliances, consumer electronics, lawn and garden equipment, hardware and automotive batteries. Dealer stores carry proprietary Sears brands, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of national brands.

•

111 Sears Hardware Stores and 85 Orchard Supply Hardware Stores—Neighborhood hardware stores averaging 40,000 square feet that carry Craftsman brand tools and lawn and garden equipment, a wide assortment of national brands and other home improvement products. Approximately 100 locations also offer a limited selection of home appliances.

•	16 The Great Indoors Stores—Home decorating and remodeling superstores, averaging 143,000 square feet, dedicated to the four main rooms of the house: kitchen, bedroom, bathroom and great room.

•	47 Outlet Stores—Locations offering overstock and/or distressed appliances, consumer electronics and lawn and garden equipment at a discount.

•	Commercial Sales—This business primarily sells appliances to home builders, remodelers and property managers.

•

Direct to Customer—The Direct to Customer business includes the direct merchant business of Lands’ End, Inc. (“Lands’ End”). Lands’ End is a leading direct merchant of traditionally-styled casual clothing, accessories and footwear for men, women and children, as well as home products and soft luggage. These products are offered through multiple selling channels including Landsend.com, one of the leading apparel websites, as well as catalog mailings, international businesses and 15 Lands’ End retail stores. These retail stores, averaging 8,500 square feet, offer Lands’ End merchandise primarily from catalog and Internet channel overstocks.

•

Home Services—Product Repair Services, the nation’s largest product repair service provider, is a key element in the Company’s active relationship with more than 46 million households. With over 10,000 service technicians making over 13 million service calls annually, this business delivers a broad range of retail-related residential and commercial services across all 50 states and Puerto Rico under the Sears Parts & Repair Services and A&E Factory Service brand names. Commercial and residential customers can obtain parts and repair services for all major brands of products within the home appliances, lawn and garden equipment, consumer electronics, floor care products, and heating and cooling systems categories. Smaller items for repair can be brought into Sears Parts & Repair Centers located throughout the United States or to any Sears full-line store. This business also offers protection agreements, product installation services and Kenmore and Carrier brand residential heating and cooling systems. Home Services also includes home improvement services (primarily siding, windows, cabinet refacing, kitchen remodeling, HVAC and carpet cleaning) provided through Sears Home Improvement Services.

Sears Canada

Sears Canada, a consolidated, 70% -owned subsidiary of Sears, conducts retail operations in Canada similar to those conducted by Sears Domestic, with a greater emphasis on apparel and other softlines than in the U.S. stores. In addition, Sears Canada conducted credit operations prior to the November 15, 2005 sale of its Credit and Financial Services operations to JPMorgan Chase & Co. (“JPMorgan Chase”).

As of February 3, 2007, Sears Canada operated a total of 123 full-line stores, 250 specialty stores (48 furniture and appliance stores, 158 dealer stores operated under independent local ownership, 5 appliances and mattresses stores, 28 Corbeil stores and 11 outlet stores), 50 floor covering stores, approximately 1,900 catalog pick-up locations and 100 travel offices. Sears Canada also conducts business over the Internet through its website, sears.ca.

The Merger and Development of the Business

The Merger has provided Holdings a means for leveraging the historical strengths of Kmart and Sears with the goal of making the Company’s products, brands and service offerings available through more locations and customer distribution channels. Furthermore, Holdings is striving to become more responsive to the needs of customers, thereby building long-term, value-added customer relationships.

Sears has a long-standing reputation for offering customers a wide variety of merchandise and related services, with a particular emphasis on its strong proprietary brands such as Kenmore, Craftsman, DieHard and Lands’ End. Historically, Sears conducted its business primarily using a mall-based format. At the time of the Merger, Sears operated 874 domestic full-line stores mainly located in such on-mall locations. In response to off-mall competitor growth, Sears commenced a strategy prior to the Merger to increase the number of its off-mall stores in order to expand distribution points for its brands, merchandise and services. Kmart, on the other hand, historically used large format, off-mall locations in selling a selection of general merchandise goods. At the time of the Merger, Kmart operated approximately 1,400 off-mall stores and sought to further improve its operational performance by pursuing opportunities to offer customers a differentiated high-quality product selection to distinguish itself from competitors.

With Kmart’s approximately 1,400 off-mall locations, Holdings’ store base offers a greater number of customers the opportunity to purchase Sears products and services outside of Sears’ traditional mall-based stores. This increase in distribution points brought about by the Merger provided a more rapid and lower-cost store base growth than Sears would have been able to accomplish on its own. At the same time, the addition of Sears-owned brands and services, including Sears’ credit products, to Kmart stores enhances the selection and value proposition offered to Kmart customers and helps to differentiate Kmart from its general merchandise competitors. During the fall of fiscal 2006, the Company added Craftsman brand tool assortments into Kmart locations nationwide. In addition, as of February 3, 2007, approximately 180 Kmart stores were also selling an assortment of major home appliances, including Kenmore-branded products. The Company will continue to explore opportunities to profitably cross-merchandise products and services between its Kmart and Sears formats.

The Company’s combined store base of approximately 2,300 full-line stores allows Holdings to compete on a scale larger than that of many of its national competitors. The scale of the combined enterprise has also generated significant opportunities for realizing cost synergies across a number of areas, including merchandise and non-merchandise purchasing, delivery and distribution and within other selling, general and administrative expense areas. While the Company will continue to operate both the Sears and Kmart store formats in the foreseeable future, many of the functions supporting these formats have been integrated.

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

Bankruptcy of Kmart Corporation

Kmart Corporation (the “Predecessor Company”) is a predecessor operating company of Kmart (the “Successor Company”). In January 2002, the Predecessor Company and 37 of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Chapter 11”). The Debtors decided to seek bankruptcy reorganization based upon a rapid decline in their liquidity resulting from below-plan sales and earnings performance in the fourth quarter of fiscal 2001, the evaporation of the surety bond market, an erosion of supplier confidence, intense competition and unsuccessful sales and marketing initiatives, as well as the continued recession and capital market volatility in existence at that time. The Predecessor Company utilized Chapter 11 to strengthen its balance sheet and reduce debt, focus its store portfolio on the most productive locations and terminate leases for closed stores, develop a more efficient organization and lower overall operating costs.

On May 6, 2003 (the “Effective Date”), the Predecessor Company emerged from reorganization proceedings under Chapter 11 pursuant to the terms of an Amended Joint Plan of Reorganization (the “Plan of Reorganization”) and related amended Disclosure Statement. This Plan received formal endorsement of the statutory creditors’ committee and, as modified, was confirmed by the U.S. Bankruptcy Court in April 2003. The Predecessor Company is presently an indirect wholly-owned subsidiary of Holdings.

Sale of Sears Canada’s Credit and Financial Services Business

On November 15, 2005, Sears Canada completed the sale of substantially all of the assets and liabilities of its Credit and Financial Services operations to JPMorgan Chase for approximately $2.0 billion in cash proceeds, net of securitized receivables and other related costs and taxes. In addition, Sears Canada and JPMorgan Chase concurrently entered into a long-term marketing and servicing alliance with an initial term of ten years. Sears Canada used a portion of the proceeds it generated from the sale to fund an extraordinary cash dividend and a tax-free return of stated capital to shareholders of record on December 16, 2005. Holdings, as beneficial owner of approximately 54% of the outstanding common stock of Sears Canada at the time of the distribution, received $877 million in after-tax proceeds from this distribution. Additional information concerning the sale is contained in Note 5 of Notes to Consolidated Financial Statements.

Acquisition of Minority Interest in Sears Canada

In December 2005, Holdings announced its intention to acquire 100% ownership of Sears Canada in order to allow Sears Canada to be in a better competitive position relative to other Canadian retailers and the Canadian operations of major U.S. retailers. During fiscal 2006, the Company increased its majority interest in Sears Canada from 54% to 70% by acquiring 17.8 million common shares of Sears Canada pursuant to the takeover bid. The Company paid a total of $282 million for the additional 17.8 million common shares acquired and has accounted for the acquisition of additional interests in Sears Canada as a purchase business combination for accounting purposes. The takeover bid expired on November 27, 2006.

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

Further information concerning the Company’s real estate transactions is contained in Note 15 of Notes to Consolidated Financial Statements.

Trademarks, Trade Names and Licenses

The “KMART®” and “SEARS®” trade names, service marks and trademarks, used by the Company both in the United States and internationally, are material to the Company’s retail and other related businesses.

The Company sells proprietary branded merchandise under a number of brand names that are important to its operations. The Company’s KENMORE®, CRAFTSMAN®, DIEHARD® and LANDS’ END® brands are among the most recognized proprietary brands in retailing. These marks are the subject of numerous United States and foreign trademark registrations. Other well recognized Company trademarks and service marks include THE GREAT INDOORS®, OSH®, CANYON RIVER BLUES®, COVINGTON®, and ATHLETECH®. The Company also has the right to sell an exclusive line of Martha Stewart Everyday® products in its Kmart locations over the next three years, as well as within Sears Canada stores through August 2008. The Company’s right to use its trade names and marks continues so long as it uses them.

Seasonality

The retail business is seasonal in nature, and the Company generates a high proportion of its revenues and operating cash flows during the fourth quarter of its fiscal year, which includes the holiday season. As a result, the Company’s overall profitability is heavily impacted by its fourth quarter operating results. Additionally, in preparation for the fourth quarter holiday season, the Company significantly increases its merchandise inventory levels, which have traditionally been financed from operating cash flows and credit terms received from vendors. Fourth quarter reported revenues accounted for 31% of total reported revenues in fiscal 2006.

Competition

The Company’s business is subject to highly competitive conditions. The Company competes with a wide variety of retailers including other department stores, discounters, home improvement stores, consumer electronics dealers and auto service providers, specialty retailers, wholesale clubs and many other competitors operating on a national, regional or local level along with Internet and catalog businesses, which handle similar lines of merchandise. Wal-Mart, Target, Kohl’s, JC Penney, Home Depot, Lowe’s and Best Buy are some of the national competitors with which the Company competes. Home Depot, Lowe’s and Best Buy are major competitors in relation to the Company’s home appliance business, which accounted for approximately 15% of the Company’s fiscal 2006 reported revenues. Sears Canada competes in Canada with Hudson’s Bay Company and U.S.-based competitors, including those mentioned above, that are expanding into Canada. Success in this competitive marketplace is based on factors such as price, product assortment and quality, service and convenience, including availability of retail-related services such as access to credit, product delivery, repair and installation.

Employees

As of February 3, 2007, the Company had approximately 315,000 employees in the United States and U.S. territories, and approximately 37,000 employees in Canada through Sears Canada including, in each case, part-time employees.

Our Website; Availability of SEC Reports and Other Information

The Company’s corporate website is located at searsholdings.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports are available, free of charge, through the SEC filings portion of the Investor Information section of the Company’s website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

The Corporate Governance Guidelines of the Company’s Board of Directors, the charters of the Audit, Compensation, Finance and Nominating and Governance Committees of the Board of Directors, the Company’s Code of Conduct and the Board of Directors Code of Conduct are available on the Corporate Governance section of searsholdings.com. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Item 1A.	Risk Factors

References to “us”, “we” and “our” refer to the Company. The following risk factors could adversely affect our business, results of operations and financial condition. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also negatively impact us.

If we fail to offer merchandise and services that our customers want, our sales may be limited, which would reduce our revenues and profits.

In order for our business to be successful, we must identify, obtain supplies of, and offer to our customers attractive, innovative and high-quality merchandise on a continuous basis. Our products and services must satisfy the desires of our customers, whose preferences may change in the future. If we misjudge either the demand for products and services we sell or our customers’ purchasing habits and tastes, we may be faced with excess inventories of some products and missed opportunities for products and services we chose not to offer. In addition, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. This would have a negative effect on our business and results of operations.

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

The retail industry is highly competitive with few barriers to entry. We compete with a wide variety of retailers including other department stores, discounters, home improvement stores, consumer electronics dealers and auto service providers, specialty retailers, wholesale clubs and many other competitors operating on a national, regional or local level. Some of our competitors are actively engaged in new store expansion. Internet and catalog businesses, which handle similar lines of merchandise, also compete with us. In this competitive marketplace, success is based on factors such as price, product assortment and quality, service and convenience.

Our success depends on our ability to differentiate ourselves from our competitors with respect to shopping convenience, a quality assortment of available merchandise and superior customer service. We must also successfully respond to our customers’ changing tastes. The performance of our competitors, as well as changes in their pricing policies, marketing activities, new store openings and other business strategies, could have a material adverse effect on our business, financial condition and results of operations.

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

Our business is sensitive to customers’ spending patterns, which in turn are subject to prevailing economic conditions. Our comparable store sales and results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our comparable store sales and financial performance, including:

•	actions by our competitors, including opening of new stores in our existing markets or changes to the way these competitors go to market on line,

•	seasonal fluctuations due to weather conditions,

•	changes in our merchandise strategy and mix,

•	changes in population and other demographics, and

•	timing of our promotional events.

Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may decrease. For more information on our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

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

A decline in general economic conditions, consumer-spending levels and other conditions could lead to reduced consumer demand for our merchandise thereby reducing our revenues and gross margins.

Many economic and other factors outside our control, including consumer confidence, consumer spending levels, employment levels, prevailing interest rates, housing sales and remodels and consumer debt levels, as well as fuel costs and the availability of consumer credit, affect consumer-spending habits. In addition, disposable income levels may influence consumer-purchasing patterns. A general slowdown in the United States economy or an uncertain economic outlook could adversely affect consumer spending habits and our operating results.

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

Given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations. In addition, we are pursuing complex initiatives to transform our information technology processes and systems, which will include, for many systems, establishing a common platform across our lines of business, such as common human resources, supply chain and financial systems. The risk of disruption is increased in periods where such complex and significant systems changes are undertaken. Also, if we fail to successfully combine our systems, we may fail to realize cost savings anticipated to be derived from these initiatives.

The loss of key personnel may disrupt our business and adversely affect our financial results.

We depend on the contributions of key personnel, including Edward S. Lampert (chairman), Aylwin B. Lewis (Chief Executive Officer and President) and other key employees, for our future success. Although certain executives, including Mr. Lewis, have employment agreements with us, changes in our senior management and any future departures of key employees may disrupt our business and materially adversely affect our results of operations.

Affiliates of our Chairman, whose interests may be different than your interests, exert substantial influence over our Company.

Affiliates of Edward S. Lampert, the Chairman of our Board of Directors, beneficially own 42.5% of the outstanding shares of our common stock. These affiliates are controlled, directly or indirectly, by Mr. Lampert. Accordingly, these affiliates, and thus Mr. Lampert, have substantial influence over many if not all actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.

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

We may be subject to product liability claims if people or property are harmed by the products we sell or the services we offer.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. We also provide various services which could also give rise to such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

We may be subject to periodic litigation and other regulatory proceedings. These proceedings may be affected by changes in laws and government regulations or changes in the enforcement thereof.

From time to time, we may be involved in lawsuits and regulatory actions relating to our business, certain of which may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend our Company. Further, changes in governmental regulations both in the United States and in the other countries where we operate could have adverse effects on our business and subject us to additional regulatory actions. For a description of current legal proceedings, see Item 3, “Legal Proceedings” in this Form 10-K.

The Company’s failure to successfully invest available surplus cash could negatively affect the Company’s performance

The Company’s performance with respect to the investment of surplus cash is substantially dependent on the performance of Edward S. Lampert, to whom the Company’s Board of Directors has delegated authority to direct such investments, subject to certain limitations.

There can be no assurance that the Company will be successful in its efforts to identify investment opportunities that meet its requirements. Any such investments may include significant and highly concentrated direct investments, related derivative positions, or both, with respect to the equity securities of public companies. In addition, any such investments will involve risks, and Holdings’ balance sheet and results of operations may fluctuate, depending on the extent of excess funds and the timing, magnitude and performance of the Company’s investments. Furthermore, such investments would be subject to volatility due to market conditions and other conditions over which the Company may not have control, which may affect both the recorded value of the investments as well as the Company’s periodic earnings. Accordingly, the poor performance by a significant investment of the Company could have a material adverse effect on the results of operations and financial condition of the Company.

Specifically, at February 3, 2007, the Company had total return swaps outstanding with an aggregate notional amount of $375 million. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment of Available Capital.” These investments are highly concentrated and involve substantial risks. A significant decline in the value of these investments could have a material adverse effect on the Company’s quarterly and annual results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table summarizes the locations of the Company’s Kmart and Sears Domestic stores as of February 3, 2007:

	Kmart		Sears Domestic
State/Territory	Discount Stores	Super Centers	Full-line Mall Stores	Sears Essentials/ Grands	Specialty Stores
Alabama	26	—	13	3	32
Alaska	—	—	3	—	3
Arizona	18	2	14	1	12
Arkansas	6	—	7	—	31
California	104	1	81	10	132
Colorado	16	4	13	2	18
Connecticut	7	—	8	1	8
Delaware	6	—	4	—	5
Florida	98	—	55	10	24
Georgia	38	1	22	—	39
Hawaii	7	—	6	—	1
Idaho	8	—	6	—	7
Illinois	59	4	38	7	47
Indiana	37	5	21	2	33
Iowa	24	—	12	—	13
Kansas	11	—	9	2	20
Kentucky	30	—	11	1	22
Louisiana	11	—	13	—	18
Maine	6	—	6	—	10
Maryland	22	—	19	2	10
Massachusetts	18	—	21	1	8
Michigan	78	7	27	3	31
Minnesota	32	—	12	—	35
Mississippi	7	—	9	—	19
Missouri	25	—	13	4	41
Montana	10	—	3	—	7
Nebraska	8	—	5	—	10
Nevada	9	2	4	1	6
New Hampshire	6	—	6	3	8
New Jersey	37	—	20	5	17
New Mexico	15	—	7	—	8
New York	58	1	46	—	29
North Carolina	43	4	27	—	35
North Dakota	7	—	4	—	4
Ohio	71	11	42	2	49
Oklahoma	9	—	11	—	19
Oregon	14	—	9	—	20
Pennsylvania	99	2	45	2	34
Rhode Island	1	—	2	—	2
South Carolina	27	1	14	2	17
South Dakota	9	—	2	—	6
Tennessee	33	3	24	1	25
Texas	19	1	60	1	80
Utah	16	—	5	3	5
Vermont	3	—	2	—	8
Virginia	40	4	23	1	20
Washington	20	—	23	—	14
West Virginia	16	1	8	—	8
Wisconsin	33	—	15	4	34
Wyoming	9	—	2	—	6
Puerto Rico	22	1	9	—	5
U.S. Virgin Islands	4	—	—	—	—
Guam	1	—	—	—	—

Totals	1,333	55	861	74	1,095

	Kmart		Sears Domestic			Sears Canada
	Discount Stores	Super Centers	Full-line Mall Stores	Sears Essentials/ Grands	Specialty Stores	Full-line Stores	Specialty Stores	Total
Owned	139	34	518	20	55	17	2	785
Leased	1,194	21	343	54	224	106	90	2,032
Independently-owned and operated stores	—	—	—	—	816	—	158	974

Stores as of February 3, 2007	1,333	55	861	74	1,095	123	250	3,791

In addition, as of February 3, 2007, the Company had 43 domestic supply chain distribution centers, of which 15 are owned and 28 are leased for terms ranging from one to 15 years. Of the total, 15 primarily support Kmart locations and the remaining 28 primarily support Sears stores. In addition, the Company had 614 domestic store warehouses, customer call centers and service facilities, most of which are leased for terms ranging generally from one to 10 years or are part of other facilities included in the above table.

The Company’s principal executive offices are located on a 200-acre site owned by the Company at the Prairie Stone office park in Hoffman Estates, Illinois. The complex consists of six interconnected office buildings totaling approximately two million gross square feet of office space.

In December 2005, the Company sold the former Kmart headquarters building in Troy, Michigan. The Company still owns an 86,000 square foot office building in Troy, Michigan.

As of February 3, 2007, Sears Canada operated a total of 123 full-line stores, 250 specialty stores (48 furniture and appliance stores, 158 dealer stores operated under independent local ownership, 5 appliances and mattresses stores, 28 Corbeil stores and 11 outlet stores), 50 floor covering stores, approximately 1,900 catalog pick-up locations and 100 travel offices.

A description of the Company’s leasing arrangements appears in Note 16 of Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

See Part II, Item 8, “Financial Statements and Supplementary Data”—“Notes to Consolidated Financial Statements”, Note 13—“Bankruptcy Claims Resolution and Settlements, and Note 20—“Legal Proceedings”, for information regarding legal proceedings, which information is incorporated herein by this reference.

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

Name	Position	Date First Became an Executive Officer		Age
Aylwin B. Lewis	Chief Executive Officer and President	2005	*	52
Karen A. Austin	Executive Vice President, Chief Information Officer	2005	*	45
William C. Crowley	Executive Vice President, Chief Financial and Administrative Officer	2005	*	49
Mark C. Good	Executive Vice President and General Manager, Home Services	2005	*	50
William R. Harker	Senior Vice President, General Counsel and Corporate Secretary	2006		34
W. Bruce Johnson	Executive Vice President, Supply Chain and Operations	2005	*	55
Robert D. Luse	Senior Vice President, Human Resources	2005	*	44
Maureen A. McGuire	Executive Vice President, Chief Marketing Officer	2005		55
William K. Phelan	Vice President, Controller and Chief Accounting Officer	2005	*	44
Allen R. Ravas	Senior Vice President, Finance and Treasurer	2006		51
John C. Walden	Executive Vice President, Chief Customer Officer	2007		47
Peter J. Whitsett	Senior Vice President, Merchandising	2005		41
Corwin M. Yulinsky	Executive Vice President, Strategy and Customer Insight	2005		52

*	Became an executive officer of Holdings upon the completion of the Merger on March 24, 2005.

Mr. Lewis became Chief Executive Officer and President in September 2005, after serving as the Chief Executive Officer and President of Kmart and Sears Retail as well as President of Holdings from March 2005 until September 2005. He was previously a director and the Chief Executive Officer and President of Kmart from October 2004 to March 2005. Prior to joining Kmart in October 2004, Mr. Lewis was President, Chief Multi-Branding and Operating Officer of YUM! Brands, Inc. (franchisor and licensor of quick-service restaurants) from 2000 until October 2004.

Ms. Austin became Executive Vice President, Chief Information Officer in February 2006 and was Senior Vice President and Chief Information Officer prior thereto. She was Senior Vice President, Chief Information Officer of Kmart from April 2002 to March 2005. She previously served as its Vice President, IT Applications from 2001 to 2002.

Mr. Crowley has served as an Executive Vice President of the Company since March 2005, as its Chief Administrative Officer since September 2005 and as its Chief Financial Officer since January 2007. He also served as the Company’s Chief Financial Officer from March 2005 to September 2006. Mr. Crowley has served as Chairman of the Board of Sears Canada since December 2006 and as a director of Sears Canada since March 2005. Prior to the Merger, Mr. Crowley served as Senior Vice President, Finance of Kmart, and had served as an officer of Kmart since 2003. Mr. Crowley is also the President and Chief Operating Officer of ESL Investments, Inc., a private investment firm, and has served in that capacity since 1999.

Mr. Good was previously Executive Vice President and General Manager, Home Services (formerly Product Repair Services) of Sears from August 1999 to March 2005, when he assumed the same role with Holdings.

Mr. Harker joined the Company as Vice President and Chief Counsel in September 2005. He became Vice President, Acting General Counsel and Corporate Secretary in January 2006. In April 2006, Mr. Harker was elected Senior Vice President, Acting General Counsel and Corporate Secretary, and in December 2006, Mr. Harker was elected Senior Vice President, General Counsel and Corporate Secretary. Prior to joining Holdings, he practiced corporate law with the law firm of Wachtell, Lipton, Rosen and Katz from September 2000 to August 2005.

Mr. Johnson was previously Kmart’s Senior Vice President, Supply Chain and Operations. He joined Kmart in October 2003, after serving as Director, Organization and Systems for Carrefour S.A. from March 1998 to October 2003.

Mr. Luse joined Sears as Vice President, HR Retail and Related Services in 2001.

Ms. McGuire joined the Company as Executive Vice President and Chief Marketing Officer in October 2005. Prior to joining Holdings, she spent over 30 years at International Business Machines Corporation, most recently as Vice President, Worldwide Strategy and Marketing, IBM Systems and Technology Group from January 2005 to September 2005. Previously she served as IBM’s Vice President, Worldwide Marketing and Strategy, IBM Global Services from August 2003 to January 2005 and Vice President, Worldwide Market Management and Integrated Marketing Communications from 1995 to August 2003.

Mr. Phelan was elected Vice President and Controller of Holdings effective March 2005. From December 2000 to March 2005 he served as Assistant Controller of Sears.

Mr. Ravas was elected Senior Vice President, Finance and Treasurer of Holdings in November 2005. Mr. Ravas served as Vice President, Merchandise Controller of Holdings from March 2005 to October 2005. He previously served in a variety of positions at Kmart, including, Vice President Treasury, Financial Planning and Analysis from October 2004 to March 2005, Vice President, Merchandise Controller from 2002 to September 2004 and Divisional Vice President, Merchandise Finance from 1999 to 2002.

Mr. Walden joined the Company as Executive Vice President, Chief Customer Officer in January 2007. Prior to joining Holdings, Mr. Walden served in a variety of positions at Best Buy Co., Inc., including Executive Vice President—Customer Business Group from December 2004 to January 2007, Executive Vice President—Human Capital and Leadership from 2002 to 2004 and President of BestBuy.com, Inc. from 1999 to 2002.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holdings common stock is quoted on The NASDAQ Stock Market under the ticker symbol SHLD. There were approximately 21,800 stockholders of record as of March 1, 2007.

The common stock of Holdings began trading on March 28, 2005, the first trading day after the consummation of the Merger. Prior to that date, Kmart’s common stock was quoted on The NASDAQ Stock Market, under the ticker symbol KMRT. The quarterly high and low sales prices for Holdings’ common stock are set forth below.

	2006
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$147.74	$167.95	$182.38	$181.67
Low	115.95	134.56	135.04	164.31

	2005
	Sears Holdings
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$149.50	$163.50	$155.90	$127.66
Low	125.90	133.24	113.30	111.64

(1)	During the first quarter of 2005, Kmart’s common stock traded from January 27, 2005 until March 23, 2005, during which its high price was $133.85 and its low price was $89.37.

Neither Holdings nor Kmart paid dividends on common stock in the last two fiscal years. Holdings does not expect to pay dividends in the foreseeable future.

From April 1, 2006 through March 27, 2007, approximately 5,700 shares of the Company’s common stock were inadvertently allocated to the plan accounts of a total of 28 participants in two of the Company’s defined contribution savings plans. These shares may not have been registered under the Securities Act of 1933 for sale to these plan participants. During this period, the Company’s common share price ranged from a low of $130.65 per share (on April 3, 2006) to a high of $189.97 per share (on February 22, 2007). The Company received no proceeds from any of these transactions.

Equity Compensation Plan Information

The following table reflects information about securities authorized for issuance under the Company’s equity compensation plans as of February 3, 2007.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders(2)	350,000	$112.90	818,407
Equity compensation plans not approved by security holders	—	—	—
Total	350,000	$112.90	818,407

(1)

Represents shares of common stock that may be issued pursuant to the Company’s 2006 Stock Plan. Excludes shares covered by a plan award that are not delivered on an unrestricted basis (for example, because the award is forfeited, canceled, settled in cash or used to satisfy tax withholding obligations). Awards under the 2006 Stock Plan may be restricted stock awards, a grant of shares of the Company’s common stock in connection with an award made under a long-term incentive plan, or certain other awards.

(2)

Represents (1) a grant to Aylwin B. Lewis of options to purchase 150,000 shares of Holdings common stock and (2) a grant to Alan J. Lacy, former Vice Chairman of Sears Holdings, of options to purchase 200,000 shares of Holdings common stock. On October 18, 2004, Kmart granted Mr. Lewis options to purchase 150,000 shares of Kmart common stock, subject to approval by Kmart’s stockholders. Kmart’s stockholders approved the option grant on March 24, 2005, and these options were converted into options to purchase an equal number of shares of Holdings common stock upon effectiveness of the Merger. The grant to Mr. Lacy was approved by Kmart, the sole stockholder of Holdings on November 16, 2004, in connection with the approval of Mr. Lacy’s employment agreement pursuant to which the options were granted.

Stock Performance Graph

Comparison of Cumulative Stockholder Return—Value of $100 Invested March 28, 2005

The following graph compares the cumulative total return to stockholders on Holdings common stock from March 28, 2005, the first day of trading of the Company’s common stock after the Merger, through February 2, 2007, the last trading day before the end of the Company’s 2006 fiscal year, with the return on the S&P 500 Stock Index, the S&P 500 Retailing Index and the S&P 500 Department Stores Index for the same period. The graph assumes an initial investment of $100 on March 28, 2005 in each of the Company’s common stock, the S&P 500 Stock Index, the S&P Retailing Index and the S&P 500 Department Stores Index.

The S&P 500 Retailing Index consists of companies included in the S&P 500 Stock Index in the broadly defined retail sector, which includes competing retailers of softlines (apparel and domestics) and hardlines (appliances, electronics and home improvement products), as well as food and drug retailers. The S&P 500 Department Stores Index consists primarily of department stores that compete with the Company’s full-line stores.

	March 28, 2005	January 27, 2006	February 2, 2007
Sears Holdings	$100.00	$93.96	$135.10
S&P 500 Index	$100.00	$110.99	$127.67
S&P 500 Retailing Index	$100.00	$108.74	$125.17
S&P Department Stores Index	$100.00	$105.71	$152.02

Purchase of Equity Securities

The following table provides information about shares of common stock the Company acquired during the fourth quarter of fiscal 2006, including shares assigned to the Company as part of settlement agreements resolving claims arising from the Chapter 11 reorganization of the Predecessor Company. During the 14 weeks ended February 3, 2007, the Company repurchased 0.1 million of its common shares at a total cost of $14 million under a common share repurchase program. The program was initially announced in 2005 with a total authorization by the Company’s Board of Directors of up to $1.0 billion. During fiscal 2006, the Board of Directors authorized the repurchase of up to an additional $1.0 billion of common stock for a total authorization of $2.0 billion. As of February 3, 2007, the Company had approximately $604 million of remaining authorization under this program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 29, 2006 to November 25, 2006	783	$174.20	—	$—
November 26, 2006 to December 30, 2006	312	167.79	—	—
December 31, 2006 to February 3, 2007	97,343	165.95	82,463	164.91

Total	98,438	$166.03	82,463	$164.91	$604,000,000

(1)

Includes 6,706 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. In addition, the Company recognized recoveries of $2 million in the quarter ended February 3, 2007 related to vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. In conjunction with these recoveries, the Company was assigned 9,269 shares of common stock with a weighted average price of $168.39. These shares were acquired during the quarter as follows:

October 29, 2006 to November 25, 2006	783
November 26, 2006 to December 30, 2006	312
December 31, 2006 to February 3, 2007	14,880

Item 6.	Selected Financial Data

The table below summarizes the Company’s recent financial information. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Company’s consolidated financial statements and notes thereto in Item 8.

					Predecessor Company
	Fiscal			39 Weeks Ended January 28, 2004	13 Weeks Ended April 30, 2003	Fiscal 2002
dollars in millions, except per share data	2006	2005(1)	2004
Summary of Operations
Total revenues(2)	$53,012	$49,124	$19,843	$17,190	$6,181	$29,352
Domestic comparable sales %	(3.7)%	(5.3)%	(11.0)%	(9.5)%	(3.2)%	(10.1)%
Income (loss) from continuing operations(3)	1,490	948	1,106	234	(852)	(2,771)
Cumulative effect of a change in accounting principle, net of tax(3)	—	(90)	—	—	—	—
Discontinued operations	—	—	—	—	(10)	(448)
Net income (loss)(3)	1,490	858	1,106	234	(862)	(3,219)
Per Common Share
Basic:
Continuing income (loss)	$9.57	$6.22	$12.39	$2.61	$(1.63)	$(5.47)
Cumulative effect of change in accounting principle	$—	$(0.59)	$—	$—	$—	$—
Discontinued operations	$—	$—	$—	$—	$(0.02)	$(0.89)
Net income (loss)	$9.57	$5.63	$12.39	$2.61	$(1.65)	$(6.36)
Diluted:
Continuing income (loss)	$9.57	$6.17	$11.00	$2.51	$(1.63)	$(5.47)
Cumulative effect of change in accounting principle	$—	$(0.58)	$—	$—	$—	$—
Discontinued operations	$—	$—	$—	$—	$(0.02)	$(0.89)
Net income (loss)	$9.57	$5.59	$11.00	$2.51	$(1.65)	$(6.36)

						Predecessor Company
Book value per common share	$82.65	$72.67	$50.39	$24.64	$19.45	$(0.58)
Financial Data
Total assets	$30,066	$30,573	$8,651	$6,074	$6,660	$11,238
Long-term debt(4)	2,112	2,482	91	76	59	—
Long-term capital lease obligations	737	786	275	374	415	623
Trust convertible preferred securities	—	—	—	—	—	646
Capital expenditures (Predecessor Company for the 13 weeks ended April 30, 2003)	513	546	230	108	4	252
Number of Stores	3,791	3,843	1,480	1,511	1,513	1,829

(1)	Fiscal 2005 includes the results of Sears subsequent to the Merger date. As a result, fiscal 2005 results include approximately 44 weeks of Sears’ results and 52 weeks of Kmart’s results.
(2)

The Company follows a retail-based financial reporting calendar. Accordingly, the Company’s fiscal 2006 results reflect the 53-week period ended February 3, 2007 whereas fiscal years 2005, 2004 and 2002 contained 52-weeks. Fiscal 2006 and fiscal 2005 ended on the Saturday closest to January 31st. Fiscal 2002, the 39 weeks ended January 28, 2004, and fiscal 2004 ended on the last Wednesday in January. The reported results for fiscal 2003 have been divided into two parts as a result of Kmart’s emergence from Chapter 11 bankruptcy in fiscal 2003. As further discussed in Note 13 of Notes to Consolidated Financial Statements, due to the application of Fresh-Start Accounting (defined in Note 13 of Notes to Consolidated Financial Statements) upon emergence from Chapter 11 bankruptcy, the reported historical financial statements of the Predecessor Company for the periods prior to May 1, 2003 generally are not comparable to those of the Successor Company. Thus, the results of operations of the Successor Company were not combined with those of the Predecessor Company.

(3)

The periods presented were impacted by certain significant items which affected the comparability of amounts reflected in the above selected financial data. For fiscal 2006, 2005 and 2004, these significant items are discussed within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, the 39 weeks ended January 28, 2004, included an $89 million net gain on sales of assets; the 13 weeks ended April 30, 2003, included $769 million in expenses incurred by the Predecessor Company as a result of its Chapter 11 reorganization, a $47 million charge for accelerated depreciation on unimpaired assets to be disposed of following store closings, and a $10 million credit as a result of a change in the estimated expenses for 2002 cost reduction initiatives; Fiscal 2002, included $1,019 million for inventory write-downs in conjunction with accelerated mark-downs due to store closings, $533 million for asset impairments, $50 million for cost reduction initiatives, and $33 million for other items.

(4)	For fiscal year 2002, long-term debt does not include liabilities classified as subject to compromise.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has divided its “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) into the following seven sections:

•	Overview of Holdings

•	Merger and Fiscal Year

•	Fiscal 2006 Initiatives and Accomplishments

•	Results of Operations:

Fiscal 2006 Summary

Holdings Consolidated Results

Business Segment Results

Pro Forma Reconciliation

•	Analysis of Consolidated Financial Condition

•	Contractual Obligations and Off-Balance-Sheet Arrangements

•	Application of Critical Accounting Policies

Overview of Holdings

Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. The Company is a broadline retailer and, at the end of fiscal 2006, had approximately 2,300 full-line and 1,100 specialty retail stores in the United States operating through Kmart and Sears and approximately 370 full-line and specialty retail stores in Canada operating through Sears Canada, a 70%-owned subsidiary.

The Company currently conducts its operations in three business segments: Kmart, Sears Domestic and Sears Canada. Prior to the Merger, the Company operated a single business segment, Kmart. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Item 1 in this Form 10-K.

Merger

The Merger was accounted for as a purchase business combination, with Kmart acquiring Sears. Accordingly, the historical financial statements of Kmart serve as the historical financial statements of Holdings. The consolidated statements of income and cash flows for fiscal 2005 include the results of operations of Sears subsequent to the Merger date, or from March 25, 2005 forward. Therefore, Holdings’ operating results for fiscal 2005 include approximately 44 weeks of Sears’ results and 52 weeks of Kmart’s results.

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

Fiscal Year

Effective March 23, 2005, the Company changed its fiscal year end from the last Wednesday in January to the Saturday closest to January 31st. In fiscal 2006, the Saturday nearest January 31st was February 3, 2007. Therefore, fiscal 2006 consisted of 53 weeks. Both fiscal 2005 and fiscal 2004 consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal year	Reporting Entity	Ended	Weeks
2006	Sears Holdings Corporation	February 3, 2007	53
2005	Sears Holdings Corporation	January 28, 2006	52
2004	Kmart Holding Corporation	January 26, 2005	52

Sears Canada’s fiscal year end is the Saturday closest to December 31st. The results of operations for Sears Canada are reported to Holdings on a one-month lag. Therefore, the consolidated statements of income and cash flows for fiscal 2006 and fiscal 2005 include operating results for Sears Canada from January 1, 2006 through December 30, 2006 and March 25, 2005 through December 31, 2005, respectively.

Fiscal 2006 Initiatives and Accomplishments

While Holdings was formed as a direct result of the 2005 merger between Kmart and Sears, the Company is an entirely new organization, with both a vision and mission that extend well beyond merely combining these two entities. Management of this new organization has developed vision and mission statements that describe the company Holdings aspires to become. Holdings’ vision statement is:

Sears Holdings is committed to improving the lives of customers by providing quality services, products and solutions that earn their trust and build lifetime relationships.

The Company’s mission is described by the following three simple, focused principles, against which every associate in the Company is evaluated:

1.	Build customer relationships

2.	Make more money

3.	Improve every day

In 2006 Holdings senior management expended significant effort to disseminate Holdings’ vision and mission throughout the organization in order to align all associates, from front-line store managers and store associates serving customers directly to those associates supporting stores in corporate and administrative functions, on common goals and culture. The Company believes that the establishment of the proper culture, a culture where the vision and mission are shared across the entire organization, is a necessary first step for Holdings to achieve prominence in the retail industry and become a great company.

The retail industry is highly competitive and as such Holdings faces significant challenges to achieve prominence. One significant challenge is the fact that the sales and profit productivity of many competitor stores exceeds that of Holdings’ own stores. Therefore, the Company believes the greatest near-term value, and its greatest immediate challenge, comes from better utilizing Holdings’ existing base of over 3,000 stores to deliver greater value to customers and ultimately Holdings shareholders. The Company will strive to better leverage the significant scale it already has, as well as the Company’s brand strength and service offerings to improve Holdings’ multi-channel (store, on-line and catalog) shopability and continue to give customers reasons to shop Holdings more frequently.

While the Company’s mission principles (build customer relationships, make more money and improve every day) are simple in concept, they can be difficult to execute within the context of a highly competitive retail environment. Therefore, the Company believes that it must improve its analytical capabilities and foster a discipline of continuous learning and fact-based decision making in order to successfully execute these principles. Accordingly, in 2006 the Company committed resources to improve the organization’s overall analytical capabilities and implement a structured “test, learn and deploy” process to evaluate new initiatives. The Company believes that becoming a “test and learn” organization will allow it to better understand the needs of its existing (and potential future) customers and develop solutions to profitably meet those needs.

Specific actions taken by the Company in 2006 to build long-term customer relationships and improve the profitability and/or daily operations include:

•

completed a national roll-out of Craftsman brand tools to Kmart locations nationwide, expanding the number of outlets carrying the Craftsman brand by approximately 1,400 stores. With this nationwide rollout to Kmart stores, the Craftsman brand is now available at more than 3,000 locations in the United States and on sears.com;

•

enhanced product development and direct sourcing capabilities, accomplished through the major expansion of a Manhattan-based apparel design center, the purpose of which is to improve the quality, exclusivity and profitability of Holdings’ apparel products. This effort is part of a larger initiative at Holdings to create a more vertical business model, in which Holdings assumes a greater role in the development and design (not merely the procurement) of its apparel merchandise, improving the Company’s agility so that it can respond to and deliver merchandise that meets the needs of customers at a lower cost to the Company. Holdings’ increased utilization of direct-sourced merchandise from manufacturers has increased apparel gross margin rates, particularly at Sears Domestic, which had historically not utilized direct-sourcing to the extent of its use at Kmart;

•

improved Holdings’ on-line capabilities and expertise by assembling management talent and building a team with relevant experience and knowledge to support the Company’s e-commerce initiatives. Further, the Company invested in new technologies and functionality for its online commercial websites, and expanded online product and service offerings. Holdings also completed the construction of a new e-commerce development center in Chicago, Illinois during 2006 (scheduled to open in early 2007), which will house approximately 100 highly skilled developers, technical architects and project managers focused exclusively on e-commerce. The development center is intended to act as the catalyst for Holdings’ efforts to leverage web-based technology to better connect with Holdings’ customers and attract new customers to the Company’s offerings of products and services;

•

focused on improving the overall customer in-store experience through concerted efforts within various areas of store operations, including improving effectiveness of payroll spending by scheduling store associates to better match customer traffic patterns, reducing lead times associated with merchandise resets and the execution of promotional events/sales, as well as focusing on improving overall store appearance and cleanliness;

•

intensified efforts on improving store profitability by enhancing store-level systems and operating procedures to achieve higher levels of compliance with corporate-wide policies/standards in areas such as sales discounts, merchandise returns and inventory handling and control;

•

improved efficiencies and cost effectiveness of the supply chain, including transportation synergies, the consolidation of fashion distribution centers and a greater emphasis on direct import merchandise procurement;

•

expanded a test program initiated last year that created a Lands’ End store-within-a-store concept at certain Sears full-line store locations. Based on positive customer response, the test program was expanded in fiscal 2006, and currently approximately 100 Sears full-line stores now feature the Lands’ End store-within-a-store concept. At such locations, Sears customers find increased square footage dedicated to Lands’ End, including enhanced visual merchandising and an expanded product assortment for women, men, kids and home, all in one location. Additionally, the concept features a multi-channel service area where customers can choose from the entire Lands’ End assortment—either online or by phone- shopping for products that would otherwise not be available in the store; and

•

remodeled approximately 70 Kmart stores to include Sears-brand products. The Company intends to continue its roll-out of home appliances, including Sears Kenmore brand products, into both Sears Grand and Kmart locations over the next several years as a means of expanding its points of distribution in response to competitor store growth. As of February 3, 2007, approximately 180 Kmart stores, including certain of the remodeled locations, offered broad assortments of home appliances.

Certain of these initiatives and actions benefited the Company’s fiscal 2006 operating results, and the impact of such items is reflected in the Company’s 2006 operating results as presented in the below “Results of Operations” section. Other initiatives represent investments management has made with the belief that they further Holdings’ pursuit of its ultimate mission: profitably building long-term relationships and gaining prominence in the retail industry.

RESULTS OF OPERATIONS

In the results of operations section that follows, results for fiscal 2005 and fiscal 2004 are set forth on both a reported and pro forma basis. This presentation reflects the fact that the reported results for Holdings prior to the March 24, 2005 Merger reflect only Kmart’s results. Accordingly, to facilitate an understanding of the Company’s trends and on-going performance, the Company has presented pro forma results below for fiscal 2005 and fiscal 2004 in addition to the reported results for these years. The pro forma results adjust the reported amounts for these two fiscal years to give effect to the Merger as if it had occurred at the beginning of fiscal 2004. Thus, the pro forma results include both Kmart and Sears results for the entire fiscal 2005 and fiscal 2004 periods. A reconciliation of pro forma amounts to reported amounts has been included under the heading “Pro Forma Reconciliation.”

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales results for fiscal 2006 were calculated based on the 52-week period ended January 27, 2007 as compared to the comparable 52-week period in the prior year.

The discussion that follows should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8.

Holdings Reported Results

Holdings’ consolidated results of operations for fiscal 2006, 2005 and 2004, presented on both a reported and a pro forma basis are summarized below.

	Reported			Pro Forma
	2006	2005	2004	2005	2004
Merchandise sales and services	$53,012	$48,911	$19,843	$53,962	$55,585
Credit and financial products revenues	—	213	—	299	381

Total revenues	53,012	49,124	19,843	54,261	55,966

Cost of sales, buying and occupancy	37,820	35,505	14,942	39,177	40,895
Gross margin dollars	15,192	13,406	4,901	14,785	14,690
Gross margin rate	28.7%	27.4%	24.7%	27.4%	26.4%
Selling and administrative	11,581	10,808	3,999	12,149	12,547
Selling and administrative expense as a percentage of total revenues	21.8%	22.0%	20.2%	22.4%	22.4%
Depreciation and amortization	1,142	932	27	1,108	1,196
Gain on sales of assets	(82)	(39)	(946)	(40)	(356)
Gain on sale of business	—	(317)	—	(317)	—
Restructuring charges	28	111	—	111	41

Total costs and expenses	50,489	47,000	18,022	52,188	54,323

Operating income	2,523	2,124	1,821	2,073	1,643
Interest and investment income	(254)	(127)	(41)	(159)	(153)
Interest expense	337	323	146	378	442
Other income	(24)	(37)	(59)	(37)	(67)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	2,464	1,965	1,775	1,891	1,421
Income taxes	930	716	669	705	491
Minority interest	44	301	—	307	46

Income before cumulative effect of change in accounting principle	1,490	948	1,106	879	884
Cumulative effect of change in accounting principle, net of tax(1)	—	(90)	—	(90)	—

NET INCOME	$1,490	$858	$1,106	$789	$884

Diluted earnings per share before cumulative effect of change in accounting principle	$9.57	$6.17	$11.00	$5.40	$5.40
Cumulative effect of change in accounting principle(1)	—	(0.58)	—	(0.55)	—

Diluted earnings per share	$9.57	$5.59	$11.00	$4.85	$5.40

(1)

Effective January 27, 2005, Kmart changed its method of accounting for certain indirect buying, warehousing and distribution costs and, accordingly, the Company recorded the cumulative effect of this change in accounting principle in fiscal 2005. Further information regarding this change in accounting is set forth in Note 3 of Notes to Consolidated Financial Statements.

Fiscal 2006 Summary

The following discussion is designed to provide the reader with an overview of fiscal 2006 financial results, with particular emphasis on significant events and transactions that had a disproportionate effect on the Company’s results for the fiscal years presented. Further discussion regarding the Company’s operating performance follows this overview section.

Net Income

For fiscal 2006, net income was $1.5 billion compared with net income of $858 million (reported) and $789 million (pro forma) in fiscal 2005. Net income for fiscal 2005 included an after-tax charge of $90 million (reported and proforma) for the cumulative effect of a change in accounting as described above. The increase in net income for the year reflects increased operating income at both Sears Domestic and Kmart, driven primarily by improved margin rate performance, most notably within apparel during the second half of fiscal 2006, as well as improved expense management across all segments. The favorable impact of these items more than offset the negative impact of sales declines in fiscal 2006 relative to pro forma sales levels for fiscal 2005.

Earnings per Diluted Share and Significant Items

The table below sets forth earnings per share results for the Company’s most recent three fiscal years, reflected on both a reported and pro forma basis for fiscal 2005 and fiscal 2004 as explained above. Net income and earnings per diluted share results for all three fiscal years were impacted by certain significant items. The magnitude of such items may vary significantly from period to period and, thereby, have a disproportionate effect on earnings for any given period, affecting the comparability of the Company’s financial performance. Accordingly, management considers the aggregate impact of these items, along with reported results, in reviewing and evaluating the Company’s financial performance.

The impact of these items on diluted earnings per share is shown in the following table:

	Reported			Pro Forma
	2006	2005	2004	2005	2004
Earnings per diluted share	$9.57	$5.59	$11.00	$4.85	$5.40
Less:
Total return swap income	0.29	—	—	—	—
Income tax settlements	0.20	—	—	—	—
Visa/MasterCard settlement	0.14	—	—	—	—
Legal reserve—AIG Annuity Insurance Co., et al. v. Sears Roebuck	(0.29)	—	—	—	—
Gain on sale of assets	0.32	0.16	5.78	0.15	1.35
Restructuring charges	(0.09)	(0.35)	—	(0.33)	(0.16)
Cumulative effect of change in accounting	—	(0.58)	—	(0.55)	—

Earnings per diluted share excluding the above items	$9.00	$6.36	$5.22	$5.58	$4.21

For fiscal 2006, net income included the following significant items: 1) pre-tax gains of $74 million ($45 million after-tax or $0.29 per diluted share) derived from the Company’s investment of a portion of its surplus cash (see the “Interest and Investment Income” section below for further details); 2) a tax benefit of $31 million ($0.20 per diluted share) related to the resolution of certain income tax matters; 3) a $36 million pre-tax gain ($22 million after-tax or $0.14 per diluted share) recorded by the Company for the aggregate amount received by Holdings in June 2006 as part of the settlement of Visa/MasterCard antitrust litigation; and, 4) a pre-tax charge of $74 million ($45 million after-tax or $0.29 per diluted share) related to an unfavorable verdict in connection with a pre-Merger legal matter concerning Sears’ redemption of certain bonds in 2004. See Note 20 of Notes to Consolidated Financial Statements for further information regarding this matter.

All three fiscal years were impacted by gains recorded on the sale of Company assets. These pre-tax gains amounted to $82 million ($50 million after-tax or $0.32 per diluted share) in fiscal 2006, $39 million ($25 million after-tax or $0.16 per diluted share) in fiscal 2005, and $946 million ($586 million after-tax or $5.78 per diluted share) in fiscal 2004. The fiscal 2004 gain reflects Kmart’s completion of multiple sale and lease assignment transactions, including significant transactions with The Home Depot, Inc. (“Home Depot”) and

Sears. The pro forma gain on sale of assets impact for fiscal 2004, $1.35 per diluted share as shown above, excludes the impact of gains recognized in fiscal 2004 for sales of properties to Sears. Further details pertaining to these transactions are set forth in Note 15 of Notes to Consolidated Financial Statements.

Additionally, all three fiscal years were impacted by restructuring charges. These pre-tax charges were $28 million ($14 million after-tax or $0.09 per diluted share) in fiscal 2006, $111 million ($54 million after-tax or $0.35 per diluted share- reported, $53 million after-tax or $0.33 per diluted share- pro forma) in fiscal 2005, and pro forma $41 million (pro forma $26 million after-tax or $0.16 per diluted share- pro forma) in fiscal 2004. The charges for both fiscal 2006 and fiscal 2005 were recorded in connection with the Merger and integration of Sears’ and Kmart’s headquarters support functions, as well as in connection with productivity initiatives at Sears Canada. The fiscal 2004 pro forma restructuring charges were recorded by Sears in connection with certain productivity initiatives at that entity. Further details pertaining to these restructuring charges are set forth in Note 6 of Notes to Consolidated Financial Statements.

Fiscal 2005 net income was negatively impacted by an after-tax charge of $90 million ($0.58 per diluted share- reported, $0.55 per diluted share- pro forma) for the cumulative effect of a change in accounting for certain indirect overhead costs included in inventory. Further details pertaining to this cumulative effect charge are set forth in Note 3 of Notes to Condensed Consolidated Financial Statements.

Total Revenues and Comparable Store Sales

Fiscal 2006 domestic comparable store sales were down 3.7% in the aggregate, with Sears Domestic declining 6.1% and Kmart declining 0.6%. These declines are less than fiscal 2005 domestic comparable store sales declines of 5.3% in the aggregate, and declines of 8.4% and 1.2% at Sears Domestic and Kmart, respectively. As was the case in fiscal 2005, the current year declines primarily reflect the impact of increased competition and lower transaction volumes across most merchandise categories and formats. In fiscal 2006, notably larger declines within Sears Domestic’s lawn and garden and home fashions businesses (as further discussed below in the review of Sears Domestic’s results), were partially offset by increased apparel and pharmacy sales at Kmart, and increased women’s apparel sales at Sears Domestic. The fiscal 2006 sales increase within women’s apparel at Sears Domestic was driven by stronger performance during the second half of the year, reflecting what the Company believes are improved assortments in this category relative to last year. In fiscal 2005, Sears Domestic modified its apparel assortment to a more “fashion forward” offering, which was not successful and led to significant sales declines within Sears Domestic’s apparel business during the second half of 2005.

For the fourth quarter of fiscal 2006, which includes the holiday selling season, domestic comparable store sales declined 3.1% in the aggregate, with Sears Domestic and Kmart recording comparable store sales declines of 4.9% and 0.9%, respectively. Fourth quarter comparable sales results largely reflect the same factors as noted above; however, during the fourth quarter of fiscal 2006, the Company experienced a sales decline in its home appliances business as a result of the slower U.S. housing market and increased competition.

While the Company believes that its efforts will make its products, brands and service offerings more responsive to the needs of customers and thereby improve the trend in domestic comparable store sales results during fiscal 2007, the benefits derived from such efforts may be mitigated by the impact of continued market share pressure as competitors open additional locations and engage in heavy promotional activity. The Company expects these competitive trends to continue in the foreseeable future which may negatively affect both the Company’s sales performance and results of operations.

Total revenues for fiscal 2006 were $53.0 billion, as compared to revenues of $49.1 billion (reported) and $54.3 billion (pro forma) for fiscal 2005. The increase in fiscal 2006 revenues as compared to reported revenues in fiscal 2005 was primarily due to the inclusion of Sears for the entire year in fiscal 2006 and, to a lesser degree, the inclusion of an additional week of sales in fiscal 2006 (comprised of 53 weeks) as compared to fiscal 2005

(comprised of 52 weeks). The Company recorded a total of $711 million in revenues during the 53rd week of fiscal 2006. Fiscal 2006 revenues declined $1.3 billion, or 2.3%, to $53.0 billion, as compared to fiscal 2005 pro forma revenues of $54.3 billion. The decline primarily reflects lower comparable store sales and the impact of Kmart store closures, partially offset by the above-noted additional week of sales recorded in the current year, and to a lesser degree, sales increases in Sears Domestic’s home services business.

The Company aims to pursue a course of disciplined revenue growth, whereby sales growth opportunities are analyzed to ensure that they provide sufficient possibility of improving the Company’s profitability and are consistent with the Holdings’ mission of building long-term customer relationships. As noted above, in the near term, management believes the greatest overall benefit to Holdings’ profitability will not come from increasing the Company’s store base, but rather primarily from better utilizing existing assets to deliver more value to customers.

Gross Margin Rate

Gross margin as a percentage of merchandise sales and services revenue (“gross margin rate”) was 28.7% in fiscal 2006, as compared to 27.4% (reported and pro forma) in fiscal 2005. The overall improvement in the Company’s gross margin rates during fiscal 2006 more than offset the unfavorable profit impact of the above-noted revenue declines. The Company remained focused on the improvement of gross margins during fiscal 2006, and gross margin rates improved across all business segments: Kmart, Sears Domestic and Sears Canada. The overall improved gross margin rate primarily reflects improvements realized in the Company’s apparel businesses. Sears Domestic was the largest contributor to the overall margin rate improvement, as gross margin rates at Sears Domestic improved across most full-line store merchandise categories, with pronounced improvements in apparel. Kmart’s margins improved, but to a lesser degree than at Sears Domestic.

The Company believes the improved gross margin rate performance of its apparel business, and within women’s apparel at Sears Domestic in particular, reflects the impact of having better product assortments in place relative to last year. This improvement in assortments lowered apparel markdowns during the current year relative to prior year levels. Additional markdowns were taken in the latter half of 2005 to clear fashion apparel given poor customer response to Sears Domestic full-line store apparel offerings last year. Additionally, apparel gross margins at both Kmart and Sears Domestic benefited from fiscal 2006 efforts to procure products at a lower cost to the Company including increased utilization of direct-sourced merchandise, particularly at Sears Domestic, which had historically not utilized direct-sourcing to the extent of its use at Kmart. Also, Sears Domestic’s home services and Lands’ End businesses contributed to the overall improved gross margins for Holdings during fiscal 2006. As was the case within other apparel businesses during fiscal 2006, the improvement in Lands’ End’s gross margin reflects more extensive and effective use of direct-sourced merchandise, as well as the favorable impact of pricing initiatives and stronger in-season sales results.

Selling and Administrative Expense Rate

Selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 21.8% in fiscal 2006, as compared to 22.0% (reported) and 22.4% (pro forma) for fiscal 2005. The Company remained focused on disciplined spending in fiscal 2006, and the Company’s selling and administrative expense rate improved across all segments, with the most notable improvements made at Sears Canada. The current year rate improvement primarily reflects improved expense management, particularly within payroll and benefits. Sears Canada’s improvement was due in part to the sale of Sears Canada’s Credit and Financial Products business in late fiscal 2005, as well as improved expense management.

Interest and Investment Income

The Company recorded interest and investment income of $254 million in fiscal 2006, as compared with $127 million (reported) and $159 million (pro forma) in fiscal 2005. The increased interest and investment income in fiscal 2006 was primarily due to total return swap income recognized in the current year. During fiscal 2006, the Company entered into total return swaps and recognized $74 million of investment income, consisting of realized gains of $84 million and unrealized losses of $2 million less $8 million of interest cost. These total return swaps are derivative contracts that synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. In exchange for receiving the return tied to the position underlying a total return swap, the Company pays a floating rate of interest tied to LIBOR on the notional amount of the contract. Changes in fair value of the total return swaps are recognized currently in earnings.

Reduction in Debt Assumed as Part of the Merger

Debt levels were reduced by $0.4 billion in fiscal 2006. This debt was primarily Sears debt included in Holdings’ consolidated balance sheet subsequent to the Merger.

Share Repurchases

The Company repurchased approximately 6 million of its common shares in fiscal 2006 at a total cost of approximately $0.8 billion under the Company’s $2.0 billion common share repurchase program described under the “Financing” section below.

Holdings Consolidated Results

Fiscal 2006 Compared to Fiscal 2005

As discussed above, the reported consolidated statement of income for fiscal 2005 includes Sears’ results of operations only for the period subsequent to the Merger, or from March 25, 2005 forward. The Company believes that presenting fiscal 2005 results on a pro forma basis, which includes Sears’ results for the entire fiscal 2005 year, is important to an understanding and assessment of the Company’s results, trends and on-going performance. Accordingly, the Company has provided an analysis of operating results for fiscal 2006 as compared to fiscal 2005 results presented on both a reported and a pro forma basis.

Fiscal 2006 revenues were $53.0 billion as compared to $49.1 billion (reported) and $54.3 billion (pro forma) in fiscal 2005. As discussed above, the increase in fiscal 2006 revenues, as compared to reported revenues for fiscal 2005, was primarily due to the inclusion of Sears for the entire year in fiscal 2006 and, to a lesser degree, the inclusion of an additional week of sales in fiscal 2006. Fiscal 2006 revenues declined $1.3 billion, or 2.3%, to $53.0 billion, as compared to fiscal 2005 pro forma revenues of $54.3 billion, as lower comparable store sales (as discussed above) and the impact of Kmart store closures were partially offset by the above-noted additional week of sales recorded in the current year, and to a lesser degree, sales increases in Sears Domestic’s home services business.

The gross margin rate was 28.7% in fiscal 2006, as compared to 27.4% (reported and pro forma) in fiscal 2005. Gross margin rates improved across all business segments: Kmart, Sears Domestic and Sears Canada, with the increase primarily reflecting the above-noted improvements being realized in the Company’s apparel businesses.

The selling and administrative expense rate was 21.8% in fiscal 2006, as compared to 22.0% (reported) and 22.4% (pro forma) for fiscal 2005. As noted above, the current year rate improvement primarily reflects improved expense management, with the most notable improvements made at Sears Canada due in part to the sale of Sears Canada’s Credit and Financial Products business in late fiscal 2005, as well as improved expense management.

Depreciation and amortization was $1.1 billion for fiscal 2006, as compared to $0.9 billion (reported) and $1.1 billion (pro forma) for fiscal 2005. The increased expense for fiscal 2006, as compared to the reported expense for fiscal 2005, was primarily attributable to the inclusion of Sears for the entire year in fiscal 2006.

Gains on sales of assets were $82 million in fiscal 2006, as compared to $39 million (reported) and $40 million (pro forma) for fiscal 2005. The increase in fiscal 2006 was primarily attributable to a $41 million pre-tax gain recognized in 2006 in connection with the 2005 sale of the Company’s former Kmart headquarters in Troy, Michigan.

Fiscal 2005 included a $317 million gain on sale of business, which reflected a minority interest gain on the sale of Sears Canada’s Credit and Financial Services operations in November 2005. This gain had no impact on Holdings’ net income as its entire impact was offset by increased minority interest expense. See Note 5 of Notes to Consolidated Financial Statements for further detail.

Restructuring charges were $28 million and $111 million (reported and proforma) for fiscal 2006 and fiscal 2005, respectively. These charges included charges of $19 million and $57 million in fiscal 2006 and fiscal 2005, respectively, for employee-related termination costs associated with Sears Canada restructuring initiatives implemented during fiscal 2005, including a workforce reduction of approximately 1,200 associates, as well as $9 million and $54 million in fiscal 2006 and fiscal 2005, respectively, at Kmart for relocation assistance and employee termination-related costs associated with Holdings’ home office integration efforts. See Note 6 of Notes to Consolidated Financial Statements for further detail.

For fiscal 2006, interest and investment income was $254 million, as compared with $127 million (reported) and $159 million (pro forma) in fiscal 2005. As discussed above, the increased interest and investment income in fiscal 2006 was primarily due to total return swap income recognized in the current year.

Other income is primarily comprised of bankruptcy-related recoveries. Bankruptcy-related recoveries decreased $26 million in fiscal 2006 and represent amounts recovered from vendors who had received cash payment for pre-petition obligations. See Note 13 of Notes to Consolidated Financial Statements for further detail. The impact of lower bankruptcy-related recoveries in fiscal 2006 as compared with fiscal 2005 was partially offset by increased income recorded relative to foreign currency forward contracts for which hedge accounting was not applied. See Note 8 of Notes to Consolidated Financial Statements for further details.

The effective tax rate increased to 37.7% in fiscal 2006 from 36.4% in fiscal 2005, with the increase primarily attributable to the fact that the effective rate in fiscal 2005 benefited from the November 2005 sale of Sears Canada’s Credit and Financial Services business being taxed at a capital gains rate, lowering the effective tax rate for fiscal 2005.

Effective January 27, 2005, the Company determined that it would be preferable to conform one of the accounting practices utilized by Kmart to that of Sears. The Company changed its method of accounting for certain indirect overhead costs from inventoriable costs to period expenses. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes,” a change in accounting policy to conform the acquirer’s policy to that of the acquired entity is treated as a change in accounting principle. As a result of the accounting change, the Company recorded a charge of $90 million, net of taxes, in the first quarter of fiscal 2005 for the cumulative effect of this change in accounting principle. The charge represents the amount of indirect costs reflected within inventory at the beginning of fiscal 2005. See Note 3 of Notes to Consolidated Financial Statements for further detail.

Fiscal 2005 Compared to Fiscal 2004

The consolidated statement of income for fiscal 2005 is not comparable to that for fiscal 2004 because fiscal 2004 does not include the results of Sears. Additionally, Holdings’ consolidated statement of income for fiscal 2005 is not representative of the Company’s on-going operations as it only includes Sears’ results of operations for the period subsequent to the Merger, or from March 25, 2005 forward. For these reasons, the Company believes that an understanding of its reported results, trends and on-going performance is not complete without presenting results on a pro forma basis. Accordingly, the Company has provided an analysis of operating results for fiscal 2005 as compared to fiscal 2004 on both a reported and a pro forma basis.

Total revenues were $49.1 billion (reported) and $54.3 billion (pro forma) for fiscal 2005, as compared to total revenues of $19.8 billion (reported) and $56.0 billion (pro forma) for fiscal 2004. The increase in reported revenues was attributable to the addition of Sears revenues of $30.0 billion in fiscal 2005, partially offset by a decline in Kmart’s revenues of $0.7 billion, or 3.8%, due to a reduction in the total number of Kmart stores in operation and a comparable store sales decline of 1.2% as discussed below. The decline in pro forma revenues was primarily attributable to total revenue declines of 3.9% and 3.8% at Sears Domestic and Kmart, respectively, partially offset by a 5.3% revenue increase at Sears Canada, primarily due to the impact of favorable exchange rates. Total fiscal 2005 revenues also benefited from $153 million of sales being recorded during the first quarter of fiscal 2005 as a result of three additional days being included in the fiscal 2005 period due to the Company’s change from a Wednesday to a Saturday month end.

Domestic comparable store sales were down 5.3% in the aggregate for fiscal 2005, with Sears Domestic comparable store sales declining 8.4% and Kmart comparable store sales declining 1.2%. Kmart’s fiscal 2005 comparable store sales decline was primarily due to lower transaction volumes across most businesses. Apparel sales at Kmart increased in fiscal 2005 on a comparable store basis, but this improvement was more than offset by sales declines in both home goods and the food and drug business. The sharper decline in Sears Domestic’s fiscal 2005 comparable store sales relative to Kmart was due mainly to efforts initiated at Sears in 2005 to improve gross margins by reducing reliance on certain promotional events. Disappointing performance within Sears’ apparel business during 2005 was also a factor in the decline of Sears’ comparable store sales during fiscal 2005.

Gross margin was 27.4% (reported and pro forma) for fiscal 2005, as compared to 24.7% (reported) and 26.4% (pro forma) for fiscal 2004. The increase in reported gross margin was primarily attributable to the addition of Sears, which had a higher overall gross margin rate than Kmart, in fiscal 2005. The increase in pro forma margin in fiscal 2005, as compared to fiscal 2004, was primarily attributable to improvement in Sears Domestic’s gross margin rate, mainly as a result of improved inventory management and the utilization of more targeted clearance and promotional markdowns versus historical reliance on storewide events.

The selling and administrative expense rate was 22.0% (reported) and 22.4% (pro forma) for fiscal 2005, as compared to 20.2% (reported) and 22.4% (pro forma) for fiscal 2004. The increase in the reported selling and administrative expense rate was primarily attributable to the addition of Sears, which had a higher cost structure than Kmart, in fiscal 2005. On a pro forma basis, selling and administrative expenses as a percentage of total revenues remained unchanged between fiscal 2005 and fiscal 2004. While selling and administrative expenses decreased by $398 million in fiscal 2005, primarily as a function of reduced payroll expenditures and cost-saving initiatives, the selling and administrative expense rate was unchanged compared to fiscal 2004, as the impact of these reductions was offset by lower expense leverage given lower overall sales, as well as increases at Sears Canada in both associate stock-based compensation expense and marketing expense.

Depreciation and amortization was $932 million (reported) for fiscal 2005, as compared to $27 million (reported) for fiscal 2004. The increase was primarily attributable to the addition of Sears, which accounted for $885 million of the reported combined expense in fiscal 2005.

The Company realized gains on sales of assets of $39 million (reported) and $40 million (pro forma) for fiscal 2005, as compared to $946 million (reported) and $356 million (pro forma) for fiscal 2004. During fiscal 2004, the Company entered into multiple agreements with Home Depot to sell four properties and assign 14 leased properties for an aggregate purchase price of $271 million, resulting in a total gain on sale of $253 million. Also during fiscal 2004, Kmart sold four owned properties, assigned 45 leased properties and leased one owned store to Sears for a total purchase price of approximately $576 million, resulting in a gain of $599 million. This gain on transactions with Sears was excluded from the fiscal 2004 pro forma gain on sale of assets amount of $356 million. Additionally, the Company sold certain other real and personal property, resulting in net gains of $39 million and $94 million in fiscal 2005 and fiscal 2004, respectively. Included within the fiscal 2004 gains were $22 million related to the sale of owned, or assignment of leased, properties, $18 million related to the sale of the Company’s Trinidad subsidiary and its associated property, $12 million related to the sale of corporate airplanes and $42 million from sales of other real and personal property.

Restructuring charges were $111 million (reported and pro forma) for fiscal 2005 as compared to $0 million (reported) and $41 million (pro forma) for fiscal 2004. The fiscal 2005 charges included a $57 million charge for employee-related termination costs associated with the above-noted Sears Canada restructuring initiatives implemented during fiscal 2005, as well as $54 million at Kmart for relocation assistance and employee termination-related costs associated with Holdings’ home office integration efforts. The $41 million charge recorded in fiscal 2004 reflected a charge recorded by Sears in fiscal 2004 as part of a productivity initiative at that entity.

Fiscal 2005 included a $317 million gain on sale of business, which reflected a minority interest gain on the sale of Sears Canada’s Credit and Financial Services operations in November 2005 as discussed above.

Interest and investment income was $127 million (reported) and $159 million (pro forma) in fiscal 2005, as compared to $41 million (reported) and $153 million (pro forma) for fiscal 2004. The increase in reported interest and investment income was primarily attributable to the addition of Sears, which accounted for $62 million of the combined interest and investment income in fiscal 2005.

Interest expense was $323 million (reported) and $378 million (pro forma) in fiscal 2005, as compared to $146 million (reported) and $442 million (pro forma) for fiscal 2004. The increase in reported interest expense was a result of the inclusion of Sears debt in fiscal 2005, which accounted for $195 million of the combined interest expense in fiscal 2005, as well as additional interest expense incurred upon the conversion of Kmart’s 9% subordinated convertible notes, as further described in the “Uses and Sources of Liquidity” section below. The decline in pro forma interest expense was due primarily to lower average borrowings.

Other income is primarily comprised of bankruptcy-related recoveries. Bankruptcy-related recoveries decreased $19 million in fiscal 2005 and represented amounts recognized from vendors who had received cash payment for pre-petition obligations. See Note 13 of Notes to Consolidated Financial Statements for further detail.

The reported effective tax rate decreased to 36.4% in fiscal 2005 from 37.7% in fiscal 2004, with the decrease primarily attributable to the November 2005 sale of Sears Canada’s Credit and Financial Service business being taxed at a capital gains rate, lowering the effective tax rate for fiscal 2005. The pro forma effective tax rate increased to 37.3% in fiscal 2005 from 34.6% in fiscal 2004, with the lower fiscal 2004 effective rate attributable to the inclusion of Sears.

As noted above, effective January 27, 2005, the Company changed its method of accounting for certain indirect overhead costs from inventoriable costs to period expenses and as a result recorded a charge of $90 million, net of taxes, in the first quarter of fiscal 2005 for the cumulative effect of this change in accounting principle. See Note 3 of Notes to Consolidated Financial Statements for further detail.

Business Segment Results

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

Kmart

Kmart results and key statistics were as follows:

millions, except for number of stores	2006	2005	2004
Merchandise sales and services	$18,647	$19,094	$19,843
Cost of sales, buying and occupancy	14,061	14,462	14,942
Gross margin dollars	4,586	4,632	4,901
Gross margin rate	24.6%	24.3%	24.7%
Selling and administrative	3,623	3,804	3,999
Selling and administrative expenses as a percentage of total revenues	19.4%	19.9%	20.2%
Depreciation and amortization	77	47	27
Gain on sales of assets	(71)	(40)	(946)
Restructuring charges	9	54	—

Total costs and expenses	17,699	18,327	18,022

Operating income	$948	$767	$1,821

Number of stores	1,388	1,416	1,480

Comparable store sales and total sales decreased 0.6% and 2.3%, respectively, during fiscal 2006. The 0.6% decline in Kmart comparable store sales during fiscal 2006 compares to a 1.2% decline in comparable store sales recorded for fiscal 2005. Similar to the prior year, the current year decline in comparable store sales reflects the continued impact of increased competition and lower transaction volumes recorded across most businesses. Comparable store apparel sales increased for a second year during fiscal 2006, but as was the case in fiscal 2005, this improvement was more than offset by comparable store sales declines across most other Kmart merchandise categories. Total sales in fiscal 2006 benefited from $301 million in sales recorded during the 53rd week of the 53-week fiscal year, partially offset by the fact that $153 million of sales were recorded during the first quarter of fiscal 2005 as a result of three additional days being included in fiscal 2005 due to the Company’s change from a Wednesday to a Saturday month end last year. However, the net favorable impact on fiscal 2006 sales derived from these items (approximately 0.8%) was more than offset by the negative impact of a reduction in the total number of Kmart stores in operation during fiscal 2006, as compared to fiscal 2005. Store closures and conversions accounted for an approximate 2.4% decline in total Kmart sales for fiscal 2006, as fiscal 2005 total sales benefited from sales generated at stores subsequently closed in fiscal 2006, as well as partial-year sales recorded in stores closed during fiscal 2005. A net total of 28 Kmart stores were closed during fiscal 2006, including 16 Kmart stores converted to a Sears Essentials/Grand format. The remaining balance of the decline in total sales for fiscal 2006, as compared to fiscal 2005, was due to the above-noted decline in comparable store sales.

The decline in total sales for fiscal 2005 as compared with fiscal 2004 was due to the above-noted fiscal 2005 decline in comparable store sales, as well as the impact of Kmart store closures and conversions that occurred during 2005. A total of 60 Kmart stores were closed in fiscal 2005, including 48 Kmart stores converted to a Sears Essentials/Grand format. Store closures and conversions accounted for a 2.2% decline in total Kmart sales for fiscal 2005.

The gross margin rate was 24.6% in fiscal 2006, as compared to 24.3% for fiscal 2005. This improvement reflects better margin management across a number of businesses, most notably within apparel, where an increased use of direct-sourced merchandise obtained at a lower cost to the Company, as well as enhanced profitability of promotional activity improved gross margin. The gross margin rate was 24.3% in fiscal 2005, as compared to 24.7% for fiscal 2004, with the decline primarily attributable to lower expense leverage relative to buying and occupancy costs given lower sales levels in fiscal 2005 as compared to fiscal 2004, as well as increased utilities and transportation expense stemming from higher energy price levels prevalent during fiscal 2005.

The selling and administrative expense rate was 19.4% for fiscal 2006, as compared to 19.9% for fiscal 2005. Fiscal 2006 selling and administrative expenses included a $19 million gain, representing Kmart’s portion of the settlement in the Visa/MasterCard antitrust litigation. This gain accounted for approximately 10 basis points of the improvement in the selling and administrative expense rate. The remaining 40 basis point improvement reflects lower costs across a number of expense categories, most notably store payroll and benefit costs which were reduced in fiscal 2006 as a result of store payroll efficiency initiatives. The selling and administrative expense rate was 19.9% for fiscal 2005, as compared to 20.2% for fiscal 2004, and improved primarily as a function of lower payroll and benefit costs due largely to reduced performance-based incentive expense.

Kmart recorded $71 million and $40 million in gains on sales of assets during fiscal 2006 and fiscal 2005, respectively, with the increase for fiscal 2006 primarily attributable to a $41 million pre-tax gain recognized in fiscal 2006 in connection with the Company’s 2005 sale of Kmart’s former corporate headquarters in Troy, Michigan. Kmart recorded $946 million in gains on sales of assets during fiscal 2004 attributable to gains on multiple agreements as discussed in the above review of consolidated results for fiscal 2004.

Kmart recorded restructuring charges of $9 million and $54 million during fiscal 2006 and fiscal 2005, respectively. The charges were for relocation assistance and employee termination-related costs incurred in connection with Holdings’ home office integration efforts initiated in fiscal 2005.

Operating income for fiscal 2006 increased compared to fiscal 2005, primarily as a function of improved expense management, as well as lower restructuring charges, as noted above. The favorable impact on operating income derived from these factors, as well as the $19 million gain recorded on the settlement of the Visa/MasterCard antitrust litigation and the increased gains on assets sales, was partially offset by a decline in total gross margin dollars, as a result of lower overall sales levels, and, to a lesser degree, increased depreciation and amortization expense. Operating income for fiscal 2005 decreased compared to fiscal 2004 primarily due to $906 million less in gains on the sale of assets realized in fiscal 2005 and, to a lesser degree, a decline in sales and gross margin dollars, and restructuring charges of $54 million recorded in fiscal 2005, offset by lower selling and administrative expense.

Sears Domestic

As noted above, the consolidated statement of income for Holdings includes Sears Domestic’s results only for the period subsequent to March 24, 2005 for fiscal 2005, and does not include Sears Domestic’s results for fiscal 2004. The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without presenting Sears Domestic’s results of operations on a pro forma basis for fiscal 2005 and fiscal 2004. Accordingly, in addition to providing the reported results for fiscal 2006 and fiscal 2005, the presentation below also provides the results of operations on a pro forma basis for both fiscal 2005 and fiscal 2004.

Sears Domestic results and key statistics were as follows:

	Reported		Pro Forma
millions, except for number of stores	2006	2005	2005	2004
Merchandise sales and services	$29,179	$25,868	$30,038	$31,254
Cost of sales, buying and occupancy	20,120	18,221	21,239	22,682
Gross margin dollars	9,059	7,647	8,799	8,572
Gross margin rate	31.0%	29.6%	29.3%	27.4%
Selling and administrative	6,820	5,968	7,039	7,340
Selling and administrative expenses as a percentage of total revenues	23.4%	23.1%	23.4%	23.5%
Depreciation and amortization	927	769	911	992
Loss (gain) on sales of assets	(11)	1	—	(4)
Restructuring charges	—	—	—	41

Total costs and expenses	27,856	24,959	29,189	31,051

Operating income	$1,323	$909	$849	$203

Number of:
Full-line Stores(1)	935	924		873
Specialty Stores	1,095	1,128		1,153

Total Domestic Sears Stores	2,030	2,052		2,026

(1)

Fiscal 2006 includes 861 full-line store and 74 Sears Essentials/Grand stores; Fiscal 2005 includes 866 full-line store and 58 Sears Essentials/Grand stores; Fiscal 2004 includes 869 full-line stores and 4 Sears Grand stores

The discussion below pertains to pro forma information in the table above for purposes of reviewing results for fiscal 2005 and fiscal 2004. These pro forma results have been prepared assuming the Merger occurred at the beginning of fiscal 2004.

Merchandise sales and services revenues declined $0.8 billion, or 2.9%, to $29.2 billion for fiscal 2006, as compared to total revenues of $30.0 billion for fiscal 2005. The decline was due primarily to an aggregate 6.1% decrease in comparable store sales, partially offset by an increase in the total number of full-line stores in operation, as a number of Kmart locations have been converted to the Sears Essentials/Grand format during the past 18 months, increased sales within home services, and the fact that fiscal 2006 revenues benefited from $410 million in sales recorded during the 53rd week of the 53-week fiscal year. The 6.1% decline in comparable store sales during fiscal 2006 was recorded across most categories and formats, with more pronounced declines in both the lawn and garden and home fashions categories, partially offset by sales increases within women’s apparel. The sales increase in women’s apparel reflects what the Company believes are improved assortments in this business relative to last year, as noted in the above discussion of consolidated results. Sales within the lawn and garden category were weaker throughout fiscal 2006, reflecting overall poor weather conditions prevalent during the majority of the summer selling season, the unfavorable impact of certain economic conditions, such as higher energy costs, on consumer demand for higher-ticket discretionary purchases, and the absence of catastrophic weather events in the United States in the fall of 2006, which drove sales of generators, chainsaws and other related power equipment during the fall of 2005. In regards to home fashions, the Company believes sales declines in fiscal 2006 reflect the impact of a poorly executed launch of new product lines within this category during the second quarter of fiscal 2006. While, the negative trend in comparable store sales within home fashions decelerated somewhat during the fourth quarter, the Company believes the poor launch continues to have a negative carryover impact on overall customer traffic within this category. Also of note, the rate of comparable store sales declines within home appliances at Sears Domestic accelerated somewhat during the fourth quarter of fiscal 2006, reflecting what the Company believes was the impact of both a slow housing market and increased competition.

The 6.1% decline in Sears Domestic comparable store sales during fiscal 2006 compares to an 8.4% decline in comparable store sales recorded for fiscal 2005. The decline in Sears Domestic comparable store sales during fiscal 2005 primarily reflected efforts initiated in fiscal 2005 to improve gross margin rates by reducing reliance on certain promotional events and, to a lesser extent, the above-noted poor customer response to full-line store fashion offerings.

Gross margin rates improved for a second year at Sears Domestic, reaching 31.0% for fiscal 2006, as compared to 29.3% and 27.4% for fiscal 2005 and fiscal 2004, respectively. The 170 basis point improvement in gross margin rate realized during fiscal 2006 was due primarily to improved apparel margins as described above in the discussion of consolidated results. Also, the home services and Lands’ End businesses contributed to the overall improved gross margins during fiscal 2006. As was the case within other apparel businesses during fiscal 2006, the improvement in Lands’ End’s gross margin reflects more extensive and effective use of direct-sourced merchandise, as well as the favorable impact of pricing initiatives and stronger in-season sales results. The 190 basis point improvement in Sears Domestic’s gross margin rate recorded during fiscal 2005, as compared to fiscal 2004, was primarily attributable to improved inventory management and the utilization of more targeted clearance and promotional markdowns versus historical reliance on storewide events. The margin benefit derived in fiscal 2005 from better inventory management was partially offset by lower expense leverage relative to occupancy costs in that year due to lower sales levels and higher utilities and energy costs.

The selling and administrative expense rate was 23.4% for fiscal 2006, as compared to 23.4% and 23.5% for fiscal 2005 and fiscal 2004, respectively. As was the case in fiscal 2005, the expense rate for fiscal 2006 was largely unchanged from prior year, as expense reductions across a number of categories were offset by lower expense leverage given lower sales levels. The expense reduction in fiscal 2006 included, most notably, reductions in both marketing and payroll and benefits, which accounted for approximately 40 basis points and 10 basis points of improvement in the overall rate, respectively; however, the benefit derived from these and other reductions was offset by lower expense leverage. Sears Domestic’s selling and administrative expense for fiscal 2006 included the favorable impact of a $17 million gain recorded in connection with settlement of Visa/MasterCard antitrust litigation this year, and also benefited from the fact that fiscal 2005 expenses included $37 million of Merger-related costs; however, the favorable impact derived from these items was more than offset by the recognition of a $74 million accrual in the fourth quarter of fiscal 2006 in connection with a pre-Merger legal matter concerning Sears’ redemption of certain bonds in 2004 as discussed above.

Depreciation and amortization expense was $927 million, $911 million and $992 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The higher level of depreciation and amortization expense for fiscal 2004 was due primarily to higher capital expenditure levels, as compared with fiscal 2006 and fiscal 2005, and additional depreciation recognized during fiscal 2004 in connection with shortening the estimated remaining useful lives of certain information technology assets that were sold to an outside IT service provider during that year.

Operating income for fiscal 2006 increased compared to fiscal 2005, primarily as a function of increased gross margin dollars, as well as lower selling and administrative costs. Operating income for fiscal 2005 increased compared to fiscal 2004 for the same reasons, as well as a result of lower depreciation and amortization expense, and due to the fact that fiscal 2004 was unfavorably impacted by a $41 million charge recorded as part of a productivity initiative.

Sears Canada

Sears Canada, a consolidated, 70%-owned subsidiary of Sears, conducts retail and credit operations. In November 2005, Sears Canada completed the sale of its Credit and Financial Services operations.

As noted above, the consolidated statement of income for Holdings includes Sears Canada’s results only for the period subsequent to the Merger, or from March 24, 2005 through December 31, 2005 for fiscal 2005, and does not include Sears Canada’s results for fiscal 2004. The Company believes that an understanding of its reported results and its ongoing financial performance is not complete without presenting Sears Canada’s results on a pro forma basis for fiscal 2005 and fiscal 2004. Accordingly, in addition to providing the reported results for fiscal 2005 and fiscal 2004, the presentation below also provides the results of operations on a pro forma basis for both fiscal 2006 and fiscal 2005. In addition, as noted above, the results of operations for Sears Canada are reported to Holdings on a one-month lag.

Sears Canada results and key statistics were as follows:

	Reported		Pro Forma
millions, except for number of stores	2006	2005	2005	2004
Merchandise sales and services	$5,186	$3,949	$4,830	$4,488
Credit and Financial Products revenues	—	213	299	381

Total revenues	5,186	4,162	5,129	4,869

Cost of sales, buying and occupancy	3,639	2,822	3,476	3,271
Gross margin dollars	1,547	1,127	1,354	1,217
Gross margin rate	29.8%	28.5%	28.0%	27.1%
Selling and administrative	1,138	1,036	1,306	1,208
Selling and administrative expenses as a percentage of total revenues	21.9%	24.9%	25.5%	24.8%
Depreciation and amortization	138	116	150	177
Gain on sales of assets	—	—	—	(5)
Gain on sale of business	—	(317)	(317)	—
Restructuring charges	19	57	57	—

Total costs and expenses	4,934	3,714	4,672	4,651

Operating income	$252	$448	$457	$218

Number of:
Full-line Stores	123	123		121
Specialty Stores	250	252		219

Total Sears Canada Stores	373	375		340

The discussion below pertains to pro forma information in the table above, which compares Sears Canada’s results for fiscal 2006 with Sears Canada’s results for fiscal 2005 and fiscal 2004. These pro forma results have been prepared assuming the Merger occurred at the beginning of fiscal 2004.

Total revenues increased 1.1% to $5.2 billion in fiscal 2006, as compared to revenues of $5.1 billion in fiscal 2005. The increase was due primarily to the impact of favorable exchange rates, as the Canadian dollar strengthened during fiscal 2006 relative to fiscal 2005. Excluding the impact of exchange rates, total revenues declined 5% versus fiscal 2005, primarily reflecting the impact of the sale of Sears Canada’s Credit and Financial Services operations in November 2005. The revenue stream from Sears Canada’s Credit and Financial Services operations was replaced in part by performance payments received pursuant to the strategic alliance with JPMorgan Chase. The performance payments are classified within merchandise sales and services and, along with the impact of favorable exchange rates, largely account for the increase in merchandise sales and services revenues as compared to fiscal 2005. Sears Canada comparable store sales declined 1.1% during fiscal 2006, as increased sales in major appliances and footwear were more than offset by declines across most other merchandise categories. Total fiscal 2005 revenues increased 5.3% to $5.1 billion, as compared to revenues of $4.9 billion in fiscal 2004, primarily as a result of favorable exchange rates. Excluding the impact of exchange rates, revenues in fiscal 2005 were flat versus fiscal 2004.

The gross margin rate for fiscal 2006 as compared to fiscal 2005 increased primarily due to the combined effect of improved inventory management and less inventory shrinkage, as well as the favorable impact of a stronger Canadian dollar on the cost of imported merchandise. These same factors primarily account for the improved gross margin rate recorded in fiscal 2005 as compared to fiscal 2004.

The selling and administrative expense rate declined for fiscal 2006 as compared to fiscal 2005 primarily due to the sale of Sears Canada’s Credit and Financial Services operations, the positive impact of productivity initiatives initiated at Sears Canada in late fiscal 2005, and a reduction in marketing costs. The selling and administrative expense rate for fiscal 2005 increased as compared to fiscal 2004 primarily due to increased associate stock-based compensation and, to a lesser extent, increased marketing costs. The stock-based compensation increase accounted for approximately 40 basis points of the total increase in the selling and administrative expense rate in fiscal 2005 and resulted mainly from an increase in Sears Canada’s share price subsequent to its announcement of a definitive agreement to sell substantially all assets and liabilities of its Credit and Financial Services operations, as well as changes in Sears Canada’s associate stock plan to provide for early vesting of unvested options and allow associates to take cash payments in lieu of shares.

Restructuring charges of $19 million and $57 million were recognized during fiscal 2006 and fiscal 2005, respectively, in connection with the above-noted productivity initiatives.

Operating income was $252 million in fiscal 2006 as compared to $457 million in fiscal 2005. Fiscal 2005 operating income included a gain on sale of business totaling $317 million recorded to reflect the above-noted minority interest gain on the sale of Sears Canada’s Credit and Financial Services business in November 2005. Excluding this gain, operating income increased $112 million in fiscal 2006, as the impact of a decline in revenues resulting from the sale of Sears Canada’s Credit and Financial Services operations was more than offset by increased gross margin dollars and lower expenses, including $38 million less in restructuring expenses. Operating income increased $239 million in fiscal 2005 as compared to fiscal 2004 due to the above-noted $317 million gain on sale of business. Excluding this gain, operating income declined $78 million in fiscal 2005 as compared to fiscal 2004 due primarily to $57 million in restructuring charges recorded in fiscal 2005 and higher selling and administrative expenses, partially offset by increased gross margin.

PRO FORMA RECONCILIATION

The following tables provide a reconciliation from the as reported results to the pro forma results presented above for Sears Holdings for the years ended January 28, 2006 and January 26, 2005, respectively, as well as for Sears Domestic and Sears Canada for the years ended January 28, 2006 and January 29, 2005, respectively.

Sears Holdings

	Year Ended January 28, 2006					Year Ended January 26, 2005
millions, except per share data	As Reported	Pre- merger Activity(1)	Purchase Acctng		Pro Forma	As Reported	Pre- merger Activity(1)	Purchase Acctng		Pro Forma
Merchandise sales and services	$48,911	$5,051	$—		$53,962	$19,843	$35,742	$—		$55,585
Credit and financial products revenues	213	86	—		299	—	381	—		381

Total revenues	49,124	5,137	—		54,261	19,843	36,123	—		55,966

Cost of sales, buying and occupancy	35,505	3,672	—		39,177	14,942	25,945	8	(2)	40,895
Gross margin dollars	13,406	1,379	—		14,785	4,901	9,797	(8)		14,690
Gross margin rate	27.4%	27.3%	—%		27.4%	24.7%	27.4%	—%		26.4%
Selling and administrative	10,808	1,330	11	(3)	12,149	3,999	8,482	66	(3)	12,547
Selling and administrative as % of total revenues	22.0%	25.9%	—%		22.4%	20.2%	23.5%	—%		22.4%
Depreciation and amortization	932	147	29	(4)	1,108	27	984	185	(4)	1,196
Gain on sales of assets	(39)	(1)	—		(40)	(946)	(9)	599	(5)	(356)
Gain on sale of business	(317)	—	—		(317)	—	—	—		—
Restructuring charges	111	—	—		111	—	41	—		41

Total costs and expenses	47,000	5,148	40		52,188	18,022	35,443	858		54,323

Operating income (loss)	2,124	(11)	(40)		2,073	1,821	680	(858)		1,643
Interest and investment income	(127)	(32)	—		(159)	(41)	(112)	—		(153)
Interest expense	323	57	(2	)(6)	378	146	319	(23	)(6)	442
Other income	(37)	—	—		(37)	(59)	(8)	—		(67)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	1,965	(36)	(38)		1,891	1,775	481	(835)		1,421
Income tax expense (benefit)	716	4	(15	)(7)	705	669	141	(319	)(7)	491
Minority interest	301	6	—		307	—	46	—		46

Income before cumulative effect of change in accounting principle	948	(46)	(23)		879	1,106	294	(516)		884
Cumulative effect of change in accounting principle, net of tax	(90)	—	—		(90)	—	—	—		—

NET INCOME (LOSS)	$858	$(46)	$(23)		$789	$1,106	$294	$(516)		$884

Diluted earnings per share before cumulative effect of change in accounting principle	$6.17				$5.40	$11.00				$5.40
Diluted earnings per share	$5.59				$4.85	$11.00				$5.40

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

(6)	Represents a decrease to interest expense resulting from the adjustment to Sears debt based on the adjustments of such liabilities to fair value.
(7)	Represents the aggregate pro forma effective income tax effect of notes (2) through (6) above.

Sears Domestic

	Year Ended January 28, 2006				Year Ended January 29, 2005
millions	As Reported	Pre- merger Activity(1)	Purchase Acctng	Pro Forma	As Reported	Pre- merger Activity(1)	Purchase Acctng		Pro Forma
Merchandise sales and services	$25,868	$4,170	$—	$30,038	$—	$31,254	$—		$31,254
Cost of sales, buying and occupancy	18,221	3,018	—	21,239	—	22,680	2	(2)	22,682
Gross margin dollars	7,647	1,152	—	8,799	—	8,574	—		8,572
Gross margin rate	29.6%	27.6%	—%	29.3%	—%	27.4%	—%		27.4%
Selling and administrative	5,968	1,060	11 (3)	7,039	—	7,274	66	(3)	7,340
Selling and administrative as % of total revenues	23.1%	25.4%	—%	23.4%	—%	27.4%	—%		27.4%
Depreciation and amortization	769	116	26 (4)	911	—	811	181	(4)	992
Loss (Gain) on sales of assets	1	(1)	—	—	—	(4)	—		(4)
Restructuring charges	—	—	—	—	—	41	—		41

Total costs and expenses	24,959	4,193	37	29,189	—	30,802	249		31,051

Operating income (loss)	$909	$(23)	$(37)	$849	$—	$452	$(249)		$203

Sears Canada

	Year Ended January 28, 2006				Year Ended January 29, 2005
millions	As Reported	Pre- merger Activity(1)	Purchase Acctng	Pro Forma	As Reported	Pre- merger Activity(1)	Purchase Acctng	Pro Forma
Merchandise sales and services	$3,949	$881	$—	$4,830	$—	$4,488	$—	$4,488
Credit and financial product revenues(5)	213	86	—	299	—	381	—	381
Total revenues	4,162	967	—	5,129	—	4,869	—	4,869
Cost of sales, buying and occupancy	2,822	654	—	3,476	—	3,265	6 (2)	3,271
Gross margin dollars	1,127	227	—	1,354	—	1,223	(6)	1,217
Gross margin rate	28.5%	25.8%	—%	28.0%	—%	27.3%	—%	27.1%
Selling and administrative	1,036	270	—	1,306	—	1,208	—	1,208
Selling and administrative as % of total revenues	24.9%	27.9%	—%	25.5%	—%	24.8%	—%	24.8%
Depreciation and amortization	116	31	3 (4)	150	—	173	4 (4)	177
Gain on sales of assets	—	—	—	—	—	(5)	—	(5)
Gain on sale of business	(317)	—	—	(317)	—	—	—	—
Restructuring charges	57	—	—	57	—	—	—	—

Total costs and expenses	3,714	955	3	4,672	—	4,641	10	4,651

Operating income (loss)	$448	$12	$(3)	$457	$—	$228	$(10)	$218

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

(5)

On November 15, 2005, the Company completed the sale of substantially all assets and liabilities of Sears Canada’s Credit and Financial Services operations. Accordingly, the credit and financial product revenues of $299 million and $381 million for the pro forma fiscal years ended 2005 and 2004, respectively, are not expected to re-occur.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. The Company’s cash and cash equivalents balances as of the fiscal years ended February 3, 2007 and January 28, 2006 are detailed in the following table.

Millions	2006	2005
Domestic
Cash and cash equivalents	$2,484	$3,208
Cash posted as collateral	722	466
Credit card deposits in transit	117	102

Total domestic cash and cash equivalents	3,323	3,776
Sears Canada	645	664

Total cash and cash equivalents	$3,968	$4,440

The Company had cash and cash equivalents of $4.0 billion at February 3, 2007 as compared to $4.4 billion at January 28, 2006. The decline in cash and cash equivalents from January 28, 2006 is primarily attributable to share repurchases ($816 million), debt repayments, net of new borrowings ($434 million), capital expenditures ($513 million) and cash used in the acquisition of additional interests in Sears Canada ($282 million), partially offset by cash flows from operating activities of $1.4 billion, which included pension contributions of $355 million, and an increase in merchandise inventories as further discussed below.

The Company’s invested cash may include, from time to time, investments in, but not limited to, commercial paper, U.S. federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to the Company and included $43 million and $634 million as of fiscal year end 2006 and fiscal year end 2005, respectively, invested in support of the Company’s wholly-owned insurance subsidiary. Additionally, as explained below, the Company’s Board of Directors has delegated authority to direct investment of the Company’s surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors.

The Company has posted cash collateral for certain outstanding letters of credit and self-insurance programs. Such cash collateral is classified within cash and cash equivalents given its ready availability to the Company as the Company has the ability to substitute letters of credit at any time for this cash collateral.

Credit card deposits in transit include deposits in-transit from banks for payments related to third-party credit card and debit card transactions.

The Company classifies outstanding checks in excess of funds on deposit within other current liabilities and reduces cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $353 million and $444 million for the fiscal year ended 2006 and 2005, respectively.

Investment of Available Capital

Since the Merger, the Company’s cash flows have exceeded its working capital, financing and capital investment needs, and management expects that the Company’s cash flows will continue to exceed its annual operating cash needs for the foreseeable future. The Company regularly evaluates how best to deploy capital to increase shareholder value. The Company has and will continue to invest in its businesses to improve the customer experience and provide the opportunity for attractive returns. Through February 3, 2007, the Company has repurchased $1.4 billion worth of its common shares since the Merger and may continue to repurchase shares subject to market conditions and board authorization. In addition, the Company may pursue investments in the form of acquisitions, joint ventures and partnerships where the Company believes attractive returns can be obtained. Further, the Company may determine under certain market conditions that available capital is best utilized to fund investments that it believes offer the Company attractive return opportunities, whether or not related to its ongoing business activities.

As previously disclosed, the Company’s Board of Directors has delegated authority to direct investment of the Company’s surplus cash to its Chairman, Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or Finance Committee of the Board of Directors. The Company, from time to time, invests its surplus cash in various securities and financial instruments, including total return swaps, which are derivative instruments that synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. In exchange for receiving the return tied to the position underlying a total return swap, the Company pays a floating rate of interest tied to LIBOR on the notional amount of the contract. Under the terms of the transactions with the respective counterparties, the Company is required to post cash collateral of up to 25 percent of the notional amount of the underlying total return swap position, plus the amount of any unrealized losses on the positions. As of February 3, 2007, the collateral balance held by the Company’s counterparties based on the Company’s total return swaps’ aggregate notional amount of $375 million was $80 million and was recorded as a current receivable on the Company’s consolidated balance sheet.

These investments are highly concentrated and involve substantial risks. Accordingly, the Company’s financial position and quarterly and annual results of operations may be positively or negatively materially affected based on the timing, magnitude and performance of these investments. Based on the aggregate notional amount of such total return swaps as of February 3, 2007, $375 million, an immediate hypothetical increase (or decrease) of 20% in the market value underlying the total return swaps outstanding would cause the Company’s pre-tax earnings to increase (or decrease) concurrently by $76 million. The counterparties to these derivative instruments are large financial institutions. These estimates assume that the total return swap portfolio remains constant.

Operating Activities and Cash Flows

Holdings generated approximately $1.4 billion in operating cash flows during fiscal 2006, as compared to $2.3 billion in fiscal 2005. As a retailer, Holding’s primary source of operating cash flows is the sales of goods and services to customers, while the primary use of cash in operations is to fund the purchase of merchandise inventories. The lower level of net operating cash flows generated during fiscal 2006 as compared to fiscal 2005 primarily reflects the impact of increased merchandise inventories, as well as reduced operating liabilities, partially offset by increased net income.

Merchandise inventories at February 3, 2007 were $9.9 billion, as compared to $9.1 billion as of January 28, 2006. The increase as compared to prior year end reflects a number of factors, including timing of inventory receipts ($200 million) primarily due to earlier receipt of spring goods and a higher level of in-transit import inventory, planned increases in certain basic fashion categories ($130 million), increased inventory in hardline categories ($120 million) to place Sears products (Craftsman and appliances) in Kmart stores and pursue incremental Home Décor/Furniture business, and approximately $140 million attributable to lower than expected sales levels. Additionally, at the end of fiscal 2005, the Company reduced inventory in Sears Domestic’s apparel and home fashion businesses as the Company worked to improve merchandise assortments in these categories. The Company continues to review and assess its merchandise inventory levels in an ongoing effort to continuously improve overall returns. Merchandise payables were $3.3 billion at February 3, 2007, as compared to $3.5 billion as of January 28, 2006.

Investing Activities and Cash Flows

Net cash flows used by investing activities totaled $0.7 billion in fiscal 2006, as compared to $0.6 billion provided in fiscal 2005. Investing cash flows in both years were heavily impacted by a number of significant transactions.

Fiscal 2006 investing activity cash flows reflect cash paid in connection with the acquisition of additional interests in Sears Canada. The Company paid a total of $282 million for additional common shares of Sears Canada, raising Holdings’ ownership in Sears Canada to approximately 70% as of February 3, 2007 from approximately 54% as of fiscal year-end 2005. This transaction is further described in Note 4 of Notes to Consolidated Financial Statements. Fiscal 2005 reflects the receipt of $2.0 billion in proceeds from the sale of Sears Canada’s Credit and Financial Services business in November 2005, partially offset by cash paid in connection with the Merger, a $1.0 billion net cash outflow.

In addition, during fiscal 2006 the Company spent $513 million on capital expenditures compared to $546 million during the prior year. The prior year spending of $546 million excludes approximately $40 million of capital expenditures made by Sears during the period January 30, 2005 through March 24, 2005 (pre-Merger period). Significant capital projects during fiscal 2006 included opening 16 Sears Essentials/Grand locations, as well as remodeling approximately 70 Kmart locations to include Sears brand products inside, most notably home appliances.

The Company anticipates fiscal 2007 capital expenditure levels to increase by approximately $150 million to $200 million as compared to fiscal 2006 levels, with planned increases partially driven by additional capital spending on innovation projects, distribution capability enhancements and further expansion of home appliances into Kmart locations; however, it should be noted that in the normal course of business, the Company considers opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash and cause the Company’s capital expenditure levels to vary from period to period. In addition, the Company reviews leases that will expire in the short term in order to determine the appropriate action to take with respect to them. During fiscal 2006, the Company purchased eight previously leased operating properties for $26 million.

Financing Activities and Cash Flows

Net cash used in financing activities was $1.3 billion in fiscal 2006, reflecting $816 million in share repurchases and $434 million of debt repayments, net of new borrowings. Of the total share repurchases, $806 million of the total was made pursuant to the Company’s common share repurchase program. The common share repurchase program was initially announced in 2005 with a total authorization by the Company’s Board of Directors of up to $1.0 billion. During fiscal 2006, the Board of Directors authorized the repurchase of up to an additional $1.0 billion of common stock, for a total authorization of $2.0 billion. At February 3, 2007, the Company had approximately $604 million of remaining authorization under the program.

In December 2006, a subsidiary of Orchard Supply Hardware Stores Corporation (“OSH”) generated $198 million of debt proceeds, net of approximately $2 million in issuance costs, in connection with its entering into a five year, $200 million Senior Secured Term Loan. The proceeds of this borrowing were used by OSH to pay Holdings the remaining loan payable issued in connection with OSH’s recapitalization in November 2005. The Senior Secured Term Loan is non-recourse to Holdings.

Net cash used in financing activities was $2.0 billion in fiscal 2005, primarily reflecting $815 million of debt repayments, net of new borrowings, a dividend of $794 million paid by Sears Canada to minority shareholders of Sears Canada subsequent to the sale of Sears Canada’s Credit and Financial Services business in November 2005, and $590 million in share repurchases.

In November 2005, the Company received $59 million in cash from the investment by Ares Management LLC (“Ares”) for 19.9% of the voting stock of OSH and receipt of a three-year option to purchase, for $127 million, additional shares of OSH that represented 30.2% of OSH’s outstanding voting stock at the time of the option’s issuance. Prior to the Ares investment, OSH was a wholly-owned subsidiary of the Company.

In addition, Holdings generated $169 million of debt proceeds, net of $7 million in issuance costs, in fiscal 2005 as a result of financing obtained by OSH subsidiaries concurrent with the Ares investment in 19.9% of the voting stock of OSH. At the time of the Ares investment, OSH subsidiaries entered into a series of arrangements for $250 million in financing, consisting of a $130 million senior secured revolving credit facility and a $120 million commercial mortgage-backed loan. Approximately $56 million of the revolving credit facility was drawn down at closing. A portion of the proceeds was used by OSH to fund a dividend to Holdings that included $225 million in cash, which was available to be used for Holdings’ general corporate purposes.

Uses and Sources of Liquidity

The Company’s primary need for liquidity is to fund seasonal working capital requirements of its retail businesses, capital expenditures and for general corporate purposes. The Company believes that these needs will be adequately funded by the Company’s operating cash flows, credit terms from vendors, current balances in cash and cash equivalents and, to the extent necessary, borrowings under the Company’s $4.0 billion, five-year credit agreement (the “Credit Agreement”) (described below). At February 3, 2007, $3.8 billion was available under this facility. While the Company expects to use the Credit Agreement as its primary funding source, it may also access the public debt markets on an opportunistic basis. Additionally, the Company may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships. Transactions of these types may result in material proceeds or cash outlays.

The Company’s year-end fiscal 2006 and 2005 outstanding borrowings were as follows:

millions	February 3, 2007	January 28, 2006
Short-term borrowings:
Unsecured commercial paper	$94	$178
Long-term debt, including current portion:
Notes and debentures outstanding	2,662	2,974
Capital lease obligations	800	864

Total borrowings	$3,556	$4,016

In fiscal 2005, the Finance Committee of the Company’s Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of the outstanding indebtedness of the Company and its subsidiaries in open market or privately negotiated transactions. The source of funds for the purchases is expected to be the Company’s cash from operations or borrowings under the Credit Agreement. The Company’s wholly-owned finance subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), has repurchased $158 million of its outstanding notes, including $2 million repurchased during fiscal 2006, thereby reducing the unused balance of this authorization to $342 million.

On January 31, 2005, Kmart entered into an agreement with Holdings and certain affiliates of ESL Investments, Inc. (“ESL”). Pursuant to this agreement, ESL affiliates converted, in accordance with their terms, all of the outstanding 9% convertible subordinated notes of Kmart and six months of accrued interest into an aggregate of 6.3 million shares of Kmart common stock. In consideration of ESL’s conversion of the notes prior to maturity, ESL received a $3 million payment from Kmart. The cash payment was equivalent to the approximate discounted after-tax cost of the future interest payments that would have otherwise been paid by Kmart to ESL and its affiliates in the absence of the early conversion. In conjunction with the conversion, the Company recognized the remaining related unamortized debt discount of $17 million as interest expense.

During fiscal 2005, the Company terminated interest rate swaps with a notional value of approximately $1.0 billion that had converted certain of the Company’s fixed-rate debt to floating-rate debt. The Company received $60 million in cash proceeds from the swap terminations, representing the aggregate fair value of these swaps as of the termination date. As the hedges related to these swaps qualified for hedge accounting, an offsetting adjustment was recorded to the carrying amount of the designated hedged debt, which remains outstanding, and this adjustment will be amortized into interest expense over the remaining term of the debt. The Company had no interest-rate swaps outstanding at February 3, 2007.

Debt Ratings

The ratings of the Company’s domestic debt securities as of February 3, 2007 appear in the table below:

	Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
Unsecured long-term debt	Ba2	BB+	BB
Unsecured commercial paper	NP	B-1	B

Credit Agreement

The Credit Agreement, which expires March 2010, is available for general corporate purposes and includes a $1.5 billion letter of credit sublimit. The Credit Agreement is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of its direct and indirect subsidiaries and is secured by a first lien on domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory, subject to certain limitations. As of February 3, 2007, the Company had $196 million of letters of credit outstanding under the Credit Agreement with $3.8 billion of availability remaining under the Credit Agreement. There were no direct borrowings under the facility during fiscal 2006. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings.

Letter of Credit Agreement

The Company has a letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $1.0 billion. The LC Agreement, which is renewable annually upon agreement of the parties, is scheduled for renewal in August 2007. As of February 3, 2007, there were $686 million of letters of credit outstanding under the LC Agreement.

Cash Collateral

Under the terms of the LC Agreement, the Company has the ability to post cash, inventory or other letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits the Company from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if the Company elects to post cash collateral, it must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. The Company had $690 million posted as collateral under the LC Agreement as of February 3, 2007. The Company continues to classify the cash collateral posted under the terms of the LC Agreement as cash and cash equivalents due to the Company’s ability to substitute these letters of credit with letters of credit under the Credit Agreement, which does not require cash collateral, and its ability to provide letters of credit under the Credit Agreement as collateral. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change.

The Company also posts cash collateral for certain self-insurance programs. The Company continues to classify the cash collateral posted for self-insurance programs as cash and cash equivalents due to the Company’s ability to substitute letters of credit for the cash at any time at its discretion. As of February 3, 2007, $32 million of cash was posted as collateral for self-insurance programs.

Orchard Supply Hardware LLC (“LLC”) Credit Agreement

In November 2005, LLC entered into a five-year, $130 million senior secured revolving credit facility (the “LLC Facility”), which includes a $25 million letter of credit sublimit. The LLC Facility is available for LLC’s general corporate purposes and is secured by a first lien on substantially all of LLC’s non-real estate assets. Availability under the LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of February 3, 2007, $36 million was outstanding under this facility consisting of $34 million in borrowings and $2 million in outstanding letters of credit.

Wholly-owned Insurance Subsidiary and Inter-company Notes

As noted in Note 1 of Notes to Consolidated Financial Statements, the Company has numerous types of insurable risks, including workers’ compensation, product and general liability, automobile, warranty, and asbestos and environmental claims. Also, as discussed in Note 1, the Company sells extended service contracts to its customers. The associated risks are managed through a wholly-owned insurance subsidiary of the Company. In accordance with applicable insurance regulations, the insurance subsidiary holds investment grade securities to support the insurance coverage it provides.

The Company has transferred certain domestic real estate and intellectual property (i.e. trademarks) into separate wholly-owned, bankruptcy remote subsidiaries. These bankruptcy remote subsidiaries lease the real estate property to Sears and license the use of the trademarks to Sears and Kmart. Further, the bankruptcy remote subsidiaries have issued asset-backed notes that are collateralized by the aforementioned real estate rental streams and intellectual property licensing fee streams. Cash flows received from rental streams and licensing fees streams paid by Sears, Kmart and, potentially in the future, other affiliates or third parties will be used for the payment of fees, interest and principal on the asset-backed notes issued. Since the inception of these subsidiaries, the debt securities have been entirely held by wholly-owned consolidated subsidiaries of the Company in support of the Company’s insurance activities. The net book value of the securitized real estate assets was approximately $1.0 billion and $1.1 billion at February 3, 2007 and January 28, 2006, respectively. The net book value of the securitized intellectual property assets was approximately $1.0 billion and $0.0 billion at February 3, 2007 and January 28, 2006, respectively.

Contractual Obligations and Off-Balance-Sheet Arrangements

Information concerning the Company’s obligations and commitments to make future payments under contracts such as debt and lease agreements, and under contingent commitments, is aggregated in the following tables.

		Payments Due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
millions
Operating leases	$7,023	$820	$1,390	$1,038	$3,775
Short-term debt	95	95	—	—	—
Capital lease obligations	1,444	148	274	252	770
Royalty license fees(1)	273	187	66	13	7
Pension funding obligations	828	192	379	257	—
Long-term debt	3,662	705	809	1,091	1,057

Total contractual obligations	$13,325	$2,147	$2,918	$2,651	$5,609

(1)

The Company pays royalties under various merchandise license agreements, which are generally based on sales of products covered under these agreements. The Company currently has license agreements for which it pays royalties, including those to use the Jaclyn Smith, Joe Boxer, and Martha Stewart Everyday trademarks. Royalty license fees represent the minimum Holdings is obligated to pay, regardless of sales, as guaranteed royalties under these license agreements.

Other Commercial Commitments

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$888	$119	$—	$1,007
Commercial letters of credit	71	178	—	249
Secondary lease obligations and performance guarantee	—	—	90	90

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

Management believes the current assumptions and other considerations used to estimate amounts reflected in the financial statements are appropriate. However, if actual experience differs from the assumptions and the considerations used in estimating amounts, the resulting changes could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on its financial condition.

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

Self Insurance Reserves

The Company uses a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, asbestos and environmental, automobile, warranty, product and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include actuarial estimates of both claims filed carried at their expected ultimate settlement value and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a rate with a duration that approximates the duration of the Company’s self-insurance reserve portfolio. The Company’s liability reflected on the consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. In estimating this liability, the Company utilizes loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions.

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

Effective January 31, 1996, Kmart’s pension plans were frozen, and associates no longer earn additional benefits under the plans. Therefore, there are no assumptions related to future compensation costs relating to the Kmart pension plans. During the first quarter of 2005, Holdings announced that the Sears domestic pension plan would be frozen effective January 1, 2006. Accordingly, domestic associates have earned no additional benefits subsequent to December 31, 2005. Benefits earned through December 31, 2005 will be paid out to eligible participants following retirement.

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

The remaining consolidated valuation allowance as of February 3, 2007 is $332 million and relates to the uncertainty around the realization of certain state deferred tax assets all of which are attributable to Sears. The Company will continue to assess the likelihood of realization of these state deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized.

The tax balances and income tax expense recognized by the Company are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company’s best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, tax planning, and adoption and implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109” (“FIN 48”) could affect the effective tax rate and tax balances recorded by the Company.

Domestic and foreign tax authorities periodically audit the Company’s income tax returns. These audits include questions regarding its tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating, the exposures associated with its various tax filing positions, the Company records reserves for probable losses. A number of years may elapse before a particular matter, for which the Company has established a reserve, is audited and fully resolved. Management’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change, or upon adoption of FIN 48 in the first quarter of fiscal 2007.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or a net basis is an accounting policy decision that requires disclosure. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on the Company’s financial position or results of operations. The Company’s revenues are reported net of sales taxes.

In July 2006, the FASB issued FIN 48. This Interpretation prescribes a recognition threshold and measurement process for recording within the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year. The Company is currently evaluating the impact of the adoption of FIN 48, during the first quarter of 2007, on its financial statements and operating results. The Company currently estimates that the adoption of FIN 48 will not have any material impact on the Company’s financial position or results of operations. The Company’s evaluation of the impact of FIN 48 is continuing, however, and is subject to revision when the Company completes its analysis.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for annual financial statements for fiscal years ending after November 15, 2006. The Company adopted SAB No. 108 for its financial statements for the fiscal year ending February 3, 2007. Implementation of SAB No. 108 did not have a material impact on either the Company’s results of operations or stockholders’ equity.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” See Note 3 of Notes to Consolidated Financial Statements for further information regarding the impact of adopting this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, SFAS No. 159 will have on its financial statements.

Cautionary Statement Regarding Forward-Looking Information

Certain statements made in this Annual Report on Form 10-K and in other public announcements by the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning the Company’s future financial performance, business strategy, plans, goals and objectives. Statements preceded or followed by, or that otherwise include, the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans”, “forecasts”, “is likely to”, “projected” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. Such statements include, but are not limited to, statements about the expected performance of various business initiatives and future financial and operating results. Such statements are based upon the current beliefs and expectations of Holdings’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements.

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:

•	the ability to attract, motivate and retain key executives and other associates;

•	competitive conditions in the retail and related services industries;

•	changes in consumer confidence, tastes, preferences and spending, including the impact of fuel costs on spending patterns, and the availability and level of consumer debt;

•	marketplace demand for the Company’s proprietary brand products and the products of the Company’s key brand licensors;

•	operational or financial difficulties at any of the Company’s key vendors;

•

the successful execution of, and customer response to, strategic initiatives, including the full-line store and off-mall strategies, and the cross–merchandising of products and services, including Craftsman and Kenmore brand products, between the Kmart and Sears formats;

•	the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty;

•	the Company’s ability to successfully invest available capital;

•	the pace of growth in store locations, which may be higher or lower than anticipated;

•	the ability to successfully implement initiatives to improve inventory management and other capabilities;

•

the possibility that new business and strategic options for one or more business segments will be identified, potentially including selective acquisitions, dispositions, restructurings, joint ventures and partnerships;

•	trade restrictions, tariffs, and other factors potentially affecting the ability to do business with qualified vendors and access products in an efficient manner;

•	unanticipated increases in paper, postage, printing or fuel costs;

•	anticipated cash flow and the ability of the Company to maintain sufficient operating cash flow and liquidity;

•	changes in interest rates;

•	the outcome of pending and/or future legal proceedings and bankruptcy claims;

•	social and political conditions such as war, political unrest and terrorism or natural disasters;

•	the possibility of negative investment returns in pension plans;

•	volatility in financial markets;

•	changes in debt ratings, credit spreads and cost of funds;

•	the terms and availability of debt financing and unexpected difficulties accessing the public debt markets; and

•	general economic conditions and normal business uncertainty.

While the Company believes that its forecasts and assumptions are reasonable, it cautions that actual results may differ materially. The Company intends the forward-looking statements to speak only as of the time made and does not undertake to update or revise them as more information becomes available.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company faces market risk exposure in the form of interest rate risk, foreign currency risk and equity price risk. These market risks arise from the Company’s derivative financial instruments and debt obligations.

Interest Rate Risk

The Company manages interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. As of February 3, 2007, the Company had interest rate derivatives with a notional amount of $120 million, nominal fair value and a weighted average remaining life of 0.8 years. All debt securities and interest-rate derivative instruments are considered non-trading. As of February 3, 2007, 13% of the Company’s debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at February 3, 2007, which totaled approximately $448 million, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $4.5 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

As of February 3, 2007, the Company had a series of foreign currency forward contracts outstanding, totaling $400 million Canadian notional value and with a weighted average remaining life of 0.4 years, designed to hedge the Company’s net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts as of February 3, 2007 was $26 million. A hypothetical 10% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of February 3, 2007, with all other variables held constant, would have resulted in a loss in the fair value of the Company’s foreign currency forward contracts of approximately $38 million as of February 3, 2007.

Equity Price Risk

The Company, from time to time, invests its surplus cash in various securities and financial instruments, including total return swaps, which are derivative contracts that synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. In exchange for receiving the return tied to the position underlying a total return swap, the Company pays a floating rate of interest tied to LIBOR on the notional amount of the contract. The fair value of a total return swap is based on the quoted market price of the underlying position and changes in fair value of the total return swaps are recognized currently in earnings. During fiscal 2006, the Company entered into total return swaps and recognized $74 million of investment income, consisting of realized gains of $84 million and unrealized losses of $2 million less $8 million of interest cost. As of February 3, 2007, the total return swaps had an aggregate notional amount of $375 million and a fair value of $5 million.

These investments are highly concentrated and involve substantial risks. Accordingly, the Company’s financial position and quarterly and annual results of operations may be positively or negatively materially affected based on the timing, magnitude and performance of these investments. Based on the aggregate notional amount of such total return swaps as of February 3, 2007, $375 million, an immediate hypothetical increase (or decrease) of 20% in the market value underlying the total return swaps outstanding would cause the Company’s pre-tax earnings to increase (or decrease) concurrently by $76 million. These estimates assume that the total return swap portfolio remains constant.

Counterparties

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

Item 8.	Financial Statements and Supplementary Data Page

SEARS HOLDINGS CORPORATION

Consolidated Statements of Income

millions, except per share data	2006	2005	2004
REVENUES
Merchandise sales and services	$53,012	$48,911	$19,843
Credit and financial products revenues	—	213	—

Total revenues	53,012	49,124	19,843

COSTS AND EXPENSES
Cost of sales, buying and occupancy	37,820	35,505	14,942
Selling and administrative	11,581	10,808	3,999
Depreciation and amortization	1,142	932	27
Gain on sales of assets	(82)	(39)	(946)
Gain on sale of business	—	(317)	—
Restructuring charges	28	111	—

Total costs and expenses	50,489	47,000	18,022

Operating income	2,523	2,124	1,821
Interest and investment income	(254)	(127)	(41)
Interest expense	337	323	146
Other income	(24)	(37)	(59)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	2,464	1,965	1,775
Income taxes	930	716	669
Minority interest	44	301	—

Income before cumulative effect of change in accounting principle	1,490	948	1,106
Cumulative effect of change in accounting principle (net of income tax benefit of $58)	—	(90)	—

NET INCOME	$1,490	$858	$1,106

EARNINGS PER COMMON SHARE
BASIC
Earnings per share before cumulative effect of change in accounting principle	$9.57	$6.22	$12.39
Cumulative effect of change in accounting principle	—	(0.59)	—

Earnings per share	$9.57	$5.63	$12.39

DILUTED
Earnings per share before cumulative effect of change in accounting principle	$9.57	$6.17	$11.00
Cumulative effect of change in accounting principle	—	(0.58)	—

Earnings per share	$9.57	$5.59	$11.00

Basic weighted average common shares outstanding	155.6	152.5	89.3
Diluted weighted average common shares outstanding	155.7	153.6	101.4

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Consolidated Balance Sheets

millions, except per share data	February 3, 2007	January 28, 2006
ASSETS
Current assets
Cash and cash equivalents	$3,968	$4,440
Accounts receivable	847	811
Merchandise inventories	9,907	9,068
Prepaid expenses and other current assets	372	372
Deferred income taxes	312	516

Total current assets	15,406	15,207
Property and equipment
Land	2,105	2,146
Buildings and improvements	5,981	5,920
Furniture, fixtures and equipment	2,408	2,268
Capital leases	352	367

Gross property and equipment	10,846	10,701
Less accumulated depreciation	(1,714)	(878)

Total property and equipment, net	9,132	9,823
Goodwill	1,692	1,684
Tradenames and other intangible assets	3,437	3,448
Other assets	399	411

TOTAL ASSETS	$30,066	$30,573

LIABILITIES
Current liabilities
Short-term borrowings	$94	$178
Current portion of long-term debt and capitalized lease obligations	613	570
Merchandise payables	3,312	3,458
Income taxes payable	359	449
Other current liabilities	3,965	3,917
Unearned revenues	1,073	1,047
Other taxes	636	731

Total current liabilities	10,052	10,350
Long-term debt and capitalized lease obligations	2,849	3,268
Pension and postretirement benefits	1,648	2,421
Minority interest and other liabilities	2,803	2,923

Total Liabilities	17,352	18,962

SHAREHOLDERS’ EQUITY
Preferred stock, 20 shares authorized; no shares outstanding	—	—
Common stock $0.01 par value; 500 shares authorized; 154 and 160 shares outstanding, respectively	2	2
Capital in excess of par value	10,393	10,258
Retained earnings	3,688	2,198
Treasury stock—at cost	(1,437)	(642)
Accumulated other comprehensive income (loss)	68	(205)

Total Shareholders’ Equity	12,714	11,611

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,066	$30,573

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

millions	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,490	$858	$1,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,142	932	27
Cumulative effect of change in accounting principle, net of tax	—	90	—
Provision for uncollectible credit card accounts	—	49	—
Gain on total return swaps, net	(74)	—	—
Gain on sales of assets	(82)	(39)	(946)
Gain on sale of investments	(18)	(38)	—
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	258	58	597
Credit card receivables	—	(380)	—
Merchandise inventories	(841)	208	(43)
Merchandise payables	(145)	(71)	251
Income and other taxes	(173)	(53)	66
Other operating assets	193	318	100
Other operating liabilities	(306)	366	(90)

Net cash provided by operating activities	1,444	2,298	1,068

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(283)	(1,020)	—
Proceeds from sale of business	—	2,044	—
Proceeds from sales of property and investments	143	157	562
Purchases of property and equipment	(513)	(546)	(230)
Change in collateral on total return swaps, net	(80)	—	—
Cash settlements on total return swaps, net	70	—	—

Net cash (used in) provided by investing activities	(663)	635	332

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	524	176	—
Repayments of long-term debt	(875)	(577)	(53)
Decrease in short-term borrowings, primarily 90 days or less	(83)	(414)	—
Proceeds from termination of interest rate swaps	—	60	—
Sears Canada dividend paid to minority shareholders	—	(794)	—
Issuance of subsidiary stock	—	59	—
Purchase of treasury stock	(816)	(590)	—
Debt issue costs	(2)	(27)	—
Income tax benefit on exercise of nonqualified stock options	—	53	—
Proceeds from the exercise of stock options	—	102	—

Net cash used in financing activities	(1,252)	(1,952)	(53)

Effect of exchange rate changes on cash and cash equivalents	(1)	24	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(472)	1,005	1,347
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,440	3,435	2,088

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,968	$4,440	$3,435

SUPPLEMENTAL DISCLOSURE ABOUT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Bankruptcy related settlements resulting in the receipt of treasury stock	$3	$25	$88
Sale of owned and assignment of leased properties	—	—	403
Conversion of 9% convertible note	—	63	—
Capital lease obligation incurred	61	65	49
Supplemental Cash Flow Data:
Income taxes paid	574	114	6
Cash interest paid	282	255	52

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Consolidated Statements of Shareholders’ Equity

dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, beginning of January 28, 2004	90	$1	$(1)	$1,974	$234	$1	$2,209
Comprehensive income
Net income	—	—	—	—	1,106	—	1,106
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(77)	(77)
Market value adjustment for investments	—	—	—	—	—	(1)	(1)

Total Comprehensive Income							1,028
Unearned compensation	—	—	4	2	—	—	6
Pre-petition tax settlement/valuation reserve adjustments	—	—	—	1,297	—	—	1,297
Bankruptcy related settlement agreements	(1)	—	(88)	18	—	—	(70)
Other	—	—	(1)	—	—	—	(1)

Balance at January 26, 2005	89	1	(86)	3,291	1,340	(77)	4,469

Acquisition of Sears	63	1	62	6,423	—	—	6,486
Conversion of Subordinated note	6	—	24	39	—	—	63
Comprehensive income
Net income	—	—	—	—	858	—	858
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(110)	(110)
Cumulative translation adjustment	—	—	—	—	—	(18)	(18)

Total Comprehensive Income							730
Proceeds from exercise of stock options	7	—	—	102	—	—	102
Income tax benefit on non-qualified stock options	—	—	—	53	—	—	53
Pre-petition tax settlements/valuation reserve adjustments	—	—	—	292	—	—	292
Bankruptcy related settlement agreements	—	—	(38)	13	—	—	(25)
Shares repurchased	(5)	—	(590)	—	—	—	(590)
Other	—	—	(14)	45	—	—	31

Balance at January 28, 2006	160	2	(642)	10,258	2,198	(205)	11,611

Comprehensive income
Net income	—	—	—	—	1,490	—	1,490
Minimum pension liability adjustment, net of tax	—	—	—	—	—	174	174
Deferred gain on derivatives	—	—	—	—	—	4	4
Cumulative translation adjustment	—	—	—	—	—	20	20

Total Comprehensive Income							1,688
Adjustment to initially apply FAS 158, net of tax	—	—	—	—	—	75	75
Pre-petition tax settlements/valuation reserve adjustments	—	—	—	130	—	—	130
Bankruptcy related settlement agreements	—	—	—	4	—	—	4
Shares repurchased	(6)	—	(816)	—	—	—	(816)
Other	—	—	21	1	—	—	22

Balance at February 3, 2007	154	$2	$(1,437)	$10,393	$3,688	$68	$12,714

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations, Consolidation and Basis of Presentation

Sears Holdings Corporation (“Holdings” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), which was completed on March 24, 2005. The Company is a broadline retailer with approximately 2,300 full-line and 1,100 specialty retail stores in the United States operating through Kmart and Sears and approximately 370 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 70%-owned subsidiary. The Company has three reportable segments, Kmart, Sears Domestic and Sears Canada.

For accounting purposes, the Merger was treated as a purchase business combination, with Kmart acquiring Sears. Accordingly, the historical financial statements of Kmart serve as the historical financial statements of Holdings, the registrant. The results of Sears are included in the consolidated financial statements subsequent to the Merger date. As a result, Holdings’ operating results for fiscal 2005 include approximately 44 weeks of Sears’ results and 52 weeks of Kmart’s results. See Note 2 for summary unaudited pro forma information and details on the purchase accounting applied to the Merger.

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

Fiscal Year

Effective March 23, 2005, the Company changed its fiscal year end from the last Wednesday in January to the Saturday closest to January 31st. In fiscal 2006, the Saturday nearest January 31st was February 3, 2007. Therefore, fiscal 2006 consisted of 53 weeks, with the additional week occurring in the fourth quarter. Both fiscal 2005 and fiscal 2004 consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal year	Reporting Entity	Ended	Weeks
2006	Sears Holdings Corporation	February 3, 2007	53
2005	Sears Holdings Corporation	January 28, 2006	52
2004	Kmart Holding Corporation	January 26, 2005	52

Sears Canada’s fiscal year end is the Saturday closest to December 31st. The results of operations for Sears Canada are reported to Holdings on a one-month lag. Therefore, the consolidated statements of income and cash flows for fiscal 2006 and fiscal 2005 include operating results for Sears Canada from January 1, 2006 through December 30, 2006 and March 25, 2005 through December 31, 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. The estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

reporting period. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances. Adjustments to estimates and assumptions are made when facts and circumstances dictate. As future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying consolidated financial statements. Significant estimates and assumptions are required as part of determining inventory valuation, estimating depreciation, amortization and recoverability of long-lived assets, establishing self-insurance, warranty, legal and other reserves, establishing valuation allowances on deferred income tax assets and reserves for tax examination exposures, and calculating retirement benefits.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. The Company also includes within cash equivalents deposits in-transit from banks for payments related to third-party credit card and debit card transactions.

The Company classifies outstanding checks in excess of funds on deposit within other current liabilities and reduces cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit included in other current liabilities were $353 million and $444 million at February 3, 2007 and January 28, 2006, respectively.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts based on historical experience and on a specific identification basis. Allowances for doubtful accounts on accounts receivable balances were $29 million and $35 million as of February 3, 2007 and January 28, 2006, respectively. The Company’s accounts receivable balance is comprised of various vendor-related and customer-related accounts receivable, including receivables related to the Company’s pharmacy operations.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. For Kmart and Sears Domestic, cost is primarily determined using the retail inventory method (“RIM”). Kmart merchandise inventories are valued under the RIM using primarily a first-in, first-out (FIFO) cost flow assumption. Sears Domestic merchandise inventories are valued under the RIM using primarily a last-in, first-out (LIFO) cost flow assumption. For Sears Canada, cost is determined using the average cost method, based on individual items.

Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markons, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies utilized by the Company in its application of the RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the groupings of homogenous classes of merchandise, the development of shrinkage and obsolescence reserves, the accounting for price changes and the computations inherent in the LIFO adjustment (where applicable). Management believes that the Company’s RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Approximately 55% of consolidated merchandise inventories are valued using LIFO. To estimate the effects of inflation on inventories, the Company utilizes external price indices determined by an outside source, the Bureau of Labor Statistics. If the FIFO method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $29 million higher at February 3, 2007 and $4 million higher at January 28, 2006.

Effective January 27, 2005, the Company changed its method of accounting for certain indirect buying, warehousing and distribution costs. See Note 3 for further discussion of this change in accounting principle.

Vendor Rebates and Allowances

The Company receives rebates and allowances from certain vendors through a variety of programs and arrangements intended to offset the Company’s costs of promoting and selling certain vendor products. These vendor payments are recorded as a reduction to the cost of merchandise inventories when earned and, thereafter, as a reduction of cost of sales, buying and occupancy as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is initially deferred and amortized ratably to cost of sales, buying and occupancy over the life of the contract or as performance of the activities specified by the vendor to earn the fee is completed.

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

Impairment of Long-Lived Assets and Costs Associated with Exit Activities

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the carrying value of long-lived assets, including property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques.

A liability is recognized for costs associated with location closings, primarily future lease costs (net of estimated sublease income), and is charged to income when the Company ceases to use the location.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Goodwill, Tradenames and Other Intangible Assets

Tradenames acquired as part of the Merger account for the majority of the Company’s intangible assets recognized in the consolidated balance sheet. The majority of these tradename assets, such as Kenmore, Craftsman and Lands’ End, are expected to generate cash flows indefinitely, do not have estimable or finite useful lives and, therefore, are accounted for as indefinite-lived assets not subject to amortization. Certain intangible assets, including favorable lease rights, contractual arrangements and customer lists, have estimable, finite useful lives, which are used as the basis for their amortization. The estimated useful lives of such assets are determined using a number of factors, including the demand for the asset, competition and the level of expenditure required to maintain the cash flows associated with the asset.

The following summarizes the Company’s intangible assets as of February 3, 2007 and January 28, 2006, respectively, the amortization expenses recorded for the fiscal years then ended, as well as the Company’s estimated amortization expense for the next five fiscal years.

		February 3, 2007		January 28, 2006
millions	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Favorable lease rights	21	$492	$97	$481	$53
Contractual arrangements and customer lists	8	240	58	225	27
Tradenames	9	62	13	57	6

		794	168	763	86
Unamortized intangible assets
Tradenames		2,811	—	2,771	—

Total		$3,605	$168	$3,534	$86

Aggregate Amortization Expense
Fiscal 2006	$87
Fiscal 2005	99

Estimated Amortization
Fiscal 2007	$89
Fiscal 2008	78
Fiscal 2009	70
Fiscal 2010	64
Fiscal 2011	59

Goodwill is the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method. The Company recorded $1.7 billion in goodwill in connection with the Merger. Additionally, the Company recorded $167 million in connection with its acquisition of an additional 16% interest in Sears Canada.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Changes in the carrying amount of goodwill by segment during fiscal 2006 are as follows:

millions	Sears Domestic	Sears Canada	Total
Balance, January 29, 2006	$1,585	$99	$1,684
Finalization of purchase accounting(1)	37	—	37
Acquisition of additional interest in Sears Canada	—	167	167
Tax settlements affecting Merger-related goodwill	(188)	(8)	(196)

Balance, February 3, 2007	$1,434	$258	$1,692

(1)

The Company completed the purchase price allocation for the Merger during the first quarter of fiscal 2006. As a result, goodwill attributable to the Merger increased by approximately $37 million, primarily based on the receipt of additional information regarding the fair values of certain properties and certain pre-Merger legal contingencies.

As the result of reaching various tax audit settlements during fiscal 2006 pertaining to pre-Merger periods, the Company reduced approximately $196 million of tax liabilities with an offsetting credit recorded to goodwill. In accordance with SFAS No. 109, “Accounting for Income Taxes,” resolution of these matters results in a direct credit to Merger-related goodwill.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but requires testing for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The impairment test for goodwill utilizes a fair value approach. The impairment test for identifiable intangible assets not subject to amortization is also performed annually or when impairment indications exist, and consists of a comparison of the fair value of the intangible asset with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets.

Financial Instruments and Hedging Activities

From time to time, the Company uses derivative financial instruments, including interest rate swaps and caps to manage its exposure to movements in interest rates, and foreign currency forward contracts to hedge the foreign currency exposure of its net investment in Sears Canada against adverse changes in exchange rates. In addition, the Company has entered into a certain number of total return swaps as a means for investing a portion of the Company’s surplus cash. The Company recognizes all derivative instruments at fair value within either other assets or other liabilities on its consolidated balance sheet.

When applying hedge accounting treatment to its derivative transactions, the Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

For interest rate swaps and caps that have been designated and qualify as hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the offsetting gain or loss on the designated hedged item that is attributable to the hedged risk, are recognized in the consolidated statements of

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

income in the same account as the hedged item, as a component of interest expense. Changes in the fair value of interest rate swaps and caps that do not qualify as hedges are recognized currently as a component of interest expense. The foreign currency forward contracts are recorded on the consolidated balance sheet at fair value and, to the extent they have been designated and qualify for hedge accounting treatment, an offsetting amount is recorded as a component of other comprehensive income. Changes in the fair value of those forward contracts for which hedge accounting is not applied are recorded in the consolidated statement of income as a component of other income.

The Company has total return swaps as a means for investing a portion of the Company’s surplus cash. Changes in the fair value of the total return swaps are recognized as a component of interest and investment income in the Company’s consolidated statements of income as they occur.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, merchandise payables, credit facility borrowings and accrued liabilities are reflected in the consolidated balance sheet at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s debt and derivative financial instruments are disclosed in Note 7 and Note 8, respectively.

Financial instruments that potentially subject Holdings to concentration of credit risk consist principally of temporary cash investments, accounts receivable and derivative financial instruments. The Company places its cash and cash equivalents in investment-grade, short-term instruments with high quality financial institutions and, by policy, limits the amount of credit exposure in any one financial instrument. The Company uses high credit quality counterparties to transact its derivative transactions.

Self-insurance Reserves

The Company is self-insured for certain costs related to health, workers’ compensation, asbestos and environmental, automobile, warranty, product and general liability claims. The Company obtains third-party insurance coverage to limit its exposure to certain of these self-insured risks. A portion of these self-insured risks is managed through a wholly-owned insurance subsidiary. The Company’s liability reflected on the consolidated balance sheet, classified within other liabilities (current and long-term), represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. In estimating this liability, the Company utilizes loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. The liabilities for self-insured risks are discounted to their net present values.

Loss Contingencies

The Company accounts for contingent losses in accordance with SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known.

Revenue Recognition

Revenues include sales of merchandise, services and extended service contracts, net commissions earned from leased departments in retail stores, delivery and handling revenues related to merchandise sold, and fees

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

earned from co-branded credit card programs. The Company recognizes revenues from retail operations at the later of the point of sale or the delivery of goods to the customer. Direct to customer revenues are recognized when the merchandise is delivered to the customer. Revenues from product installation and repair services are recognized at the time the services are provided. Revenues from the sale of service contracts are deferred and amortized over the lives of the associated contracts, while the associated service costs are expensed as incurred.

The Company earns revenues through arrangements with third-party financial institutions that manage and directly extend credit relative to the Company’s co-branded credit card programs. The third-party financial institutions pay the Company for generating new accounts and sales activity on co-branded cards, as well as for selling other financial products to cardholders. The Company recognizes these revenues in the period earned, which is when all related Company performance obligations have been met. The Company sells gift cards to customers at its retails stores and through its direct to customer operations. The gift cards generally do not have expiration dates. Revenues from gift cards are recognized when (i) the gift card is redeemed by the customer, or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines that it does not have legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions.

Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages. Estimated returns are recorded as a reduction of sales and cost of sales. The Company defers the recognition of layaway sales and profit until the period in which the merchandise is delivered to the customer.

Cost of Sales, Buying and Occupancy Costs

Cost of sales, buying and occupancy are comprised principally of the costs of merchandise, buying, warehousing and distribution (including receiving and store delivery costs), retail store occupancy costs, product repair and home service and installation costs, customer shipping and handling costs, vendor allowances, markdowns and physical inventory losses.

Selling and Administrative Expenses

Selling and administrative expenses are comprised principally of payroll and benefits costs for retail and corporate employees, occupancy costs of corporate facilities, advertising, pre-opening costs and other administrative expenses.

Pre-Opening Costs

Pre-opening and start-up activity costs are expensed in the period in which they occur.

Advertising Costs

Advertising costs are expensed as incurred, generally the first time the advertising occurs, and amounted to $2.2 billion, $2.0 billion, and $446 million for fiscal 2006, fiscal 2005, and fiscal 2004, respectively. These costs are included within selling and administrative expenses in the accompanying consolidated statements of income.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. Accordingly, the Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

between the financial and tax bases of assets and liabilities based on currently enacted tax laws. The tax balances and income tax expense recognized by the Company are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company’s best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, tax planning, and the adoption/implementation of FIN 48 in fiscal 2007 (discussed below), could affect the effective tax rate and tax balances recorded by the Company.

Stock-based Compensation

The Company accounts for stock-based compensation arrangements in accordance with SFAS No. 123(R), “Share-Based Payments.” SFAS 123 (R) requires the Company to recognize as expense the fair value of all stock-based compensation awards including stock options, an accounting method that the Company adopted voluntarily in fiscal 2003, and classification of excess tax benefits associated with share-based compensation deductions as cash from financing activities rather than cash from operating activities. The Company recognizes compensation expense as awards vest on a straight-line basis over the requisite service period of the award.

Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share also includes the dilutive effect of potential common shares: exercise of stock options, the conversion of convertible debt and the effect of restricted stock when dilutive.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or a net basis is an accounting policy decision that requires disclosure. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on the Company’s financial position or results of operations. The Company’s revenues are reported net of sales taxes.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement process for recording within the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year. The Company is currently evaluating the impact of the adoption of FIN 48, during the first quarter of 2007, on its financial statements and operating results. The Company currently estimates that the adoption of FIN 48 will not have any material impact on the Company’s financial position or results of operations. The Company’s evaluation of the impact of FIN 48 is continuing, however, and is subject to revision when the Company completes its analysis.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for annual

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

financial statements for fiscal years ending after November 15, 2006. The Company adopted SAB No. 108 for its financial statements for the fiscal year ending February 3, 2007. Implementation of SAB No. 108 did not have a material impact on either the Company’s results of operations or stockholder’s equity.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” See Note 3 of Notes to Consolidated Financial Statements for further information regarding the impact of adopting this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, SFAS No. 159 will have on its financial statements.

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

In accordance with SFAS No. 141, “Business Combinations,” the Merger was treated as a purchase business combination for accounting purposes, with Kmart designated as the acquirer. In identifying Kmart as the acquiring entity, the companies took into account the relative share ownership of the Company after the Merger,

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

the composition of the governing body of the combined entity and the designation of certain senior management positions. Accordingly, the historical financial statements of Kmart serve as the historical financial statements of Holdings. The Company completed the purchase price allocation for the Merger during the first quarter of fiscal 2006. As a result, goodwill attributable to the Merger increased by approximately $37 million, primarily based on the receipt of additional information regarding the fair values of certain properties and certain pre-acquisition legal contingencies. The following summarizes the assets acquired and liabilities assumed as of the March 24, 2005 Merger date, based on the final purchase price allocation.

millions
Cash and cash equivalents	$4,351
Merchandise inventories	6,134
Other current assets	1,977
Land	2,023
Buildings and leasehold improvements	5,958
Furniture, fixtures and equipment	1,750
Goodwill	1,721
Tradenames and other intangible assets	3,914
Other assets	475

Total assets acquired	28,303
Merchandise payables and other current liabilities	6,784
Unearned revenues (including non-current portion)	1,896
Total debt and capitalized lease obligations	4,421
Deferred income taxes	658
Pension and postretirement benefits	1,647
Minority interest and other liabilities	1,035

Total liabilities assumed	16,441

Net assets acquired	$11,862

The Company allocated approximately $3.9 billion to identifiable intangible assets, of which approximately $2.8 billion related to the indefinite-lived tradenames of Sears, Kenmore, Craftsman, Lands’ End and DieHard. These indefinite-lived tradenames are not subject to amortization as management expects these tradenames to generate cash flows indefinitely. The remaining intangible assets of $1.1 billion recorded at the time of the Merger included finite-lived tradenames, favorable leases, contractual arrangements and customer lists, and will be amortized over their estimated useful lives. Approximately $0.4 billion of contractual-arrangement-related intangibles were eliminated subsequent to the Merger in connection with the sale of Sears Canada’s Credit and Financial Services Operations in November 2005.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Selected Unaudited Pro Forma Combined Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Kmart and Sears for fiscal 2005 as though the Merger had occurred as of the beginning of fiscal 2005. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of the period presented, or that may result in the future. In addition, Holdings is realizing operating synergies as a result of the Merger. The following unaudited pro forma financial information has not been adjusted to reflect any operating efficiencies realized as a result of the Merger.

millions, except earnings per share	2005
Revenues	$54,261
Operating income	2,073
Income before cumulative effect of change in accounting principle	879
Net income	789
Diluted earnings per share before cumulative effect of change in accounting principle	$5.40
Diluted earnings per share	$4.85

NOTE 3—CHANGES IN ACCOUNTING PRINCIPLE

Accounting For Certain Indirect Buying, Warehousing and Distribution Costs

Effective January 27, 2005, the Company changed its method of accounting for certain indirect buying, warehousing and distribution costs. Prior to this change, the Company had included indirect buying, warehousing and distribution costs as inventoriable costs. Beginning in fiscal 2005, such costs have been expensed as incurred, which is the method of accounting previously followed by Sears. The Company believes that this change provides a better measurement of operating results in light of changes to the Company’s supply chain to realize cost savings from the Merger, the closure of certain facilities and the combined capacity of the existing distribution and headquarters facilities. In accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes,” changes in accounting policy to conform the acquirer’s policy to that of the acquired entity are treated as a change in accounting principle. The indirect buying, warehousing and distribution costs that were capitalized to inventory as of January 26, 2005 have been reflected in the fiscal 2005 consolidated statement of income as a cumulative effect of a change in accounting principle in the amount of $90 million, net of income taxes of $58 million.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Accounting for Pension and Postretirement Benefits

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 became effective for the Company as of February 3, 2007, and requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans, with current-year changes in the funded status recognized in shareholders’ equity. SFAS No. 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. The following table summarizes the incremental effects of the initial adoption of SFAS No. 158 on the consolidated balance sheet at February 3, 2007.

In millions	Before Application of SFAS 158	SFAS 158 Adjustments	After Application of SFAS 158
Other assets	$449	$(50)	$399
Total assets	30,116	(50)	30,066
Other current liabilities	3,922	43	3,965
Pension and postretirement benefits	1,621	27	1,648
Minority interest and other liabilities	2,998	(195)	2,803
Total liabilities	17,477	(125)	17,352
Accumulated other comprehensive income (loss)	(7)	75	68
Total shareholder’s equity	12,639	75	12,714

In fiscal 2005, the Company changed the actuarial valuation measurement date for certain pension and postretirement plans from the last Wednesday in January to December 31st to facilitate the year-end reporting process. The effect of this change did not have a material impact on the consolidated financial statements.

NOTE 4—ACQUISITION OF MINORITY INTEREST IN SEARS CANADA

During fiscal 2006, the Company increased its majority interest in Sears Canada from 54% to 70% by acquiring 17.8 million common shares of Sears Canada pursuant to its take-over bid for Sears Canada, first announced in December 2005. The Company paid a total of $282 million for the additional 17.8 million common shares acquired and has accounted for the acquisition of additional interests in Sears Canada as a purchase business combination for accounting purposes. The total amount paid for shares acquired has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates. Total consideration for the additional interest acquired exceeded the associated proportionate pre-acquisition carrying value for Sears Canada by approximately $188 million. The Company allocated the excess to real property ($5 million), trademarks and other identifiable intangible assets ($55 million), goodwill ($167 million) and other assets and liabilities (-$39 million). This purchase price allocation is preliminary and further refinements may be necessary. The acquisition of the additional interest in Sears Canada was not material to the Company’s consolidated results of operations or financial position.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

NOTE 5—SALE OF SEARS CANADA CREDIT AND FINANCIAL SERVICES OPERATIONS

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

The Company’s fiscal 2005 operating income reflects a pretax gain of $317 million from the sale of this business. The sale, however, had no impact on Holdings net income. In applying purchase accounting for the Merger, the Company, as 54% beneficial owner of Sears Canada at the time of the Merger, adjusted Sears Canada’s assets and liabilities to fair value only to the extent of its proportionate share of ownership in these assets and liabilities. The remaining portion of each asset and liability, representing the minority interest’s proportionate ownership, was recorded at historical book value. Therefore, the excess of sales proceeds over the recorded values for Sears Canada’s assets sold and liabilities transferred was attributable solely to the minority shareholder interests, as the portion of proceeds allocable to the Company’s proportionate interest was equal to the Merger assigned fair value for such assets and liabilities. Accordingly, the gain, solely allocable to the minority interest, was properly eliminated via an increase in minority interest expense, resulting in no net gain to Holdings.

Sears Canada used a portion of the cash proceeds it generated from the sale to fund an extraordinary cash dividend and a tax-free return of stated capital to shareholders of record on December 16, 2005. Holdings, as beneficial owner of approximately 54% of the outstanding common stock of Sears Canada at the time of the distribution, received an after-tax distribution of approximately $877 million.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The Company’s consolidated financial statements include the results of Sears Canada’s Credit and Financial Services operations from March 25, 2005 up to November 14, 2005.

NOTE 6—RESTRUCTURING ACTIVITIES

In fiscal 2005, the Company initiated a number of restructuring activities including actions to integrate the home office functions of Kmart and Sears Domestic and align its workforce accordingly. Approximately 1,435 Kmart associates were notified that their positions had been relocated, were under review, or had been eliminated, and approximately 780 former Sears employees were notified of the decision to eliminate their positions in connection with the home office integration efforts. Also during fiscal 2005, Sears Canada implemented a series of productivity improvement initiatives, which included a workforce reduction of approximately 1,200 associates. These initiatives resulted in the recognition of $28 million and $111 million of restructuring costs for fiscal 2006 and fiscal 2005, respectively.

As of February 3, 2007, all actions related to these activities have been substantially completed. The remaining reserve balance of $8 million at February 3, 2007 represents payments to be made in fiscal 2007 in accordance with the Company’s severance and relocation plans.

Following is a summary of the fiscal 2006 activity in the reserves established for these integration and productivity initiatives:

millions	Estimated Total Cumulative Costs to be Incurred	Cumulative Costs recognized through February 3, 2007	Ending Reserve Balance January 28, 2006	Fiscal 2006 Additions	Fiscal 2006 Cash Payments	Ending Reserve Balance February 3, 2007
Kmart	$63	$63	$21	$9	$26	$4
Sears Domestic	59	59	2	—	2	—
Sears Canada	76	76	13	19	28	4

Total	$198	$198	$36	$28	$56	$8

NOTE 7—BORROWINGS

Total borrowings outstanding as of February 3, 2007 and January 28, 2006 were $3.6 billion and $4.0 billion, respectively. Short-term borrowings consist of unsecured commercial paper of $94 million and $178 million at February 3, 2007 and January 28, 2006, respectively. The weighted-average annual interest rate paid on short-term debt was 5.2% in fiscal 2006 and 2.7% in fiscal 2005.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Long-term debt is as follows:

ISSUE	February 3, 2007	January 28, 2006
millions
SEARS ROEBUCK ACCEPTANCE CORP.
6.25% to 7.50% Notes, due 2007 to 2043	$1,398	$1,526
5.20% to 7.50% Medium-Term Notes, due 2007 to 2013	414	588
SEARS DC CORP.
9.07% to 9.20% Medium-Term Notes, due 2012	26	27
ORCHARD SUPPLY HARDWARE STORES CORPORATION
Commercial Mortgage-Backed Loan, variable interest rate above LIBOR, due 2007(1)	120	120
Senior Secured Revolving Line of Credit, variable interest rate above LIBOR	34	56
Senior Secured Term Loan, variable rate of interest above LIBOR, due 2013(2)	200	—
SEARS CANADA INC.
6.55% to 7.45% Debentures and Medium-Term Notes, due 2007 to 2010	380	551
CAPITALIZED LEASE OBLIGATIONS	800	864
OTHER NOTES AND MORTGAGES	90	106

Total long-term borrowings	3,462	3,838
Current maturities	(613)	(570)

Long-term debt and capitalized lease obligations	$2,849	$3,268

Weighted-average annual interest rate on long-term debt	6.8%	5.9%

(1)

The Commercial Mortgage-Backed Loan is collateralized by certain real properties of an Orchard Supply Hardware Stores Corporation (“OSH”) wholly-owned subsidiary with a total carrying value of approximately $185 million as of February 3, 2007. The term of the loan may be extended for up to three additional years. As management of OSH has both the ability and intent to extend the term for an additional year period in fiscal 2007, the Company has classified the carrying value of this loan within long-term debt and capitalized lease obligations on its consolidated balance sheet as of February 3, 2007, and has included the principal amount due under the loan within fiscal 2008 maturities for purposes of the below schedule of long-term debt maturities.

(2)

In December 2006, a subsidiary of OSH generated $198 million of debt proceeds, net of approximately $2 million in issuance costs, in connection with its entering into a five year, $200 million Senior Secured Term Loan. The proceeds of this borrowing were used by OSH to pay Holdings the remaining loan payable issued in connection with OSH’s recapitalization in November 2005. The Senior Secured Term Loan is non-recourse to Holdings. The Senior Secured Term Loan is collateralized by a priority interest in all non-real estate assets of OSH and a second lien on OSH’s inventory, and requires quarterly repayments equal to 0.25% of the then outstanding principal balance.

The fair value of long-term debt and capitalized lease obligations was $2.8 billion and $3.2 billion at February 3, 2007 and January 28, 2006, respectively. The fair value of the Company’s debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

As of February 3, 2007, long-term debt maturities for the next five years and thereafter were as follows:

millions
2007	$613
2008	356
2009	376
2010	566
2011 and thereafter	1,551

$3,462

Interest

millions	2006	2005	2004
COMPONENTS OF INTEREST EXPENSE
Interest expense	$283	$236	$53
Accretion of obligations at net present value	45	62	50
Amortization of debt issuance costs	9	8	34
Accretion of debt discount on 9% convertible note	—	17	9

Interest expense	$337	$323	$146

Debt Repurchase Authorization

In fiscal 2005, the Finance Committee of the Board of Directors of the Company authorized the repurchase, subject to market conditions and other factors, of up to $500 million of the outstanding indebtedness of the Company and its subsidiaries in open market or privately negotiated transactions. The Company’s wholly-owned finance subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), has repurchased $158 million of its outstanding notes, including $2 million repurchased during fiscal 2006, thereby reducing the unused balance of this authorization to $342 million.

Credit Agreement

The Company’s $4.0 billion, five-year credit agreement (the “Credit Agreement”) has an expiration date of March 2010 and is available for general corporate purposes and includes a $1.5 billion letter of credit sublimit. The Credit Agreement is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of its direct and indirect subsidiaries and is secured by a first lien on domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory, subject to certain limitations. As of February 3, 2007 and January 28, 2006, the Company had $196 million and $428 million of letters of credit outstanding under the Credit Agreement, respectively, with $3.8 billion and $3.6 billion, respectively, of availability remaining under the Credit Agreement. There were no direct borrowings under the facility during either fiscal 2006 or fiscal 2005. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings.

The Company’s previous credit agreement (the “Credit Facility”) was an $800 million revolving credit facility with an equivalent letter of credit sub-limit. In fiscal 2004, the Company reduced the size of the Credit Facility, and effective January 3, 2005, the Company voluntarily terminated the Credit Facility. In conjunction with these actions, the Company accelerated the amortization of $23 million in associated debt issuance costs. From its inception, the Credit Facility was used only to support outstanding letters of credit.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Letter of Credit Agreement

The Company has a letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $1.0 billion. The LC Agreement, which is renewable annually upon agreement of the parties, is scheduled for renewal in August 2007. As of February 3, 2007 and January 28, 2006, there were $686 million and $366 million of letters of credit outstanding, respectively, under the LC Agreement.

Cash Collateral

Under the terms of the LC Agreement, the Company has the ability to post cash, inventory or other letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits the Company from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if the Company elects to post cash collateral, it must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. The Company had $690 million and $368 million posted as collateral under the LC Agreement as of February 3, 2007 and January 28, 2006, respectively. The Company continues to classify the cash collateral posted under the terms of the LC Agreement as cash and cash equivalents due to the Company’s ability to substitute these letters of credit with letters of credit under the Credit Agreement, which does not require cash collateral, and its ability to provide letters of credit under the Credit Agreement as collateral. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change.

The Company also posts cash collateral for certain self-insurance programs. The Company continues to classify the cash collateral posted for self-insurance programs as cash and cash equivalents due to the Company’s ability to substitute letters of credit for the cash at any time at its discretion. As of February 3, 2007 and January 28, 2006, $32 million and $98 million of cash, respectively, was posted as collateral for self-insurance programs.

Orchard Supply Hardware LLC (“LLC”) Credit Agreement

In November 2005, LLC entered into a five-year, $130 million senior secured revolving credit facility (the “LLC Facility”), which includes a $25 million letter of credit sublimit. The LLC Facility is available for LLC’s general corporate purposes and is secured by a first lien on substantially all of LLC’s non-real estate assets. Availability under the LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of February 3, 2007, $36 million was outstanding under the LLC Facility consisting of $34 million in borrowings and $2 million in outstanding letters of credit. As of January 28, 2006, $61 million was outstanding under the LLC Facility consisting of $56 million in borrowings and $5 million in outstanding letters of credit.

Convertible Notes

At the time of Kmart’s emergence from bankruptcy, ESL Investments, Inc. (“ESL”), through its affiliates, was issued $60 million principal of 9% convertible notes (the “Notes”) which were convertible to equity at a price equal to $10 per share at the option of the holder at any time prior to May 2006. On January 31, 2005, ESL affiliates converted, in accordance with their terms, the outstanding Notes and six months of accrued interest into an aggregate of 6.3 million shares of Kmart common stock. In consideration of the conversion of these Notes prior to maturity, ESL and its affiliates received a $3 million payment from Kmart. The cash payment was equivalent to the approximate discounted after-tax cost of the future interest payments that would have otherwise been paid by Kmart to ESL affiliates in the absence of the early conversion. In conjunction with the conversion, the Company recognized the remaining related unamortized debt discount of $17 million as interest expense.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Wholly-owned Insurance Subsidiary and Inter-company Notes

As noted in Note 1, the Company has numerous types of insurable risks, including workers’ compensation, product and general liability, automobile, warranty, and asbestos and environmental claims. Also, as discussed in Note 1, the Company sells extended service contracts to its customers. The associated risks are managed through a wholly-owned insurance subsidiary of the Company. In accordance with applicable insurance regulations, the insurance subsidiary holds investment grade securities to support the insurance coverage it provides.

The Company has transferred certain domestic real estate and intellectual property (i.e. trademarks) into separate wholly-owned, bankruptcy remote subsidiaries. These bankruptcy remote subsidiaries lease the real estate property to Sears and license the use of the trademarks to Sears and Kmart. Further, the bankruptcy remote subsidiaries have issued asset-backed notes that are collateralized by the aforementioned real estate rental streams and intellectual property licensing fee streams. Cash flows received from rental streams and licensing fees streams paid by Sears, Kmart and, potentially in the future, other affiliates or third parties will be used for the payment of fees, interest and principal on the asset-backed notes issued. Since the inception of these subsidiaries, the debt securities have been entirely held by wholly-owned consolidated subsidiaries of the Company in support of the Company’s insurance activities. The net book value of the securitized intellectual property assets was approximately $1.0 billion and $0.0 billion at February 3, 2007 and January 28, 2006, respectively. The net book value of the securitized real estate assets was approximately $1.0 billion and $1.1 billion at February 3, 2007 and January 28, 2006, respectively.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL GUARANTEES

Foreign Currency Forwards

As of February 3, 2007, the Company had a series of foreign currency forward contracts outstanding with a total Canadian notional value of $400 million and with a weighted-average remaining life of 0.4 years. These contracts have been designated and qualify as hedges of the foreign currency exposure of the Company’s net investment in Sears Canada. The aggregate fair value of the forward contracts as of February 3, 2007, $26 million, has been recorded as an asset on the Company’s consolidated balance sheet, with an offsetting amount recorded as a component of other comprehensive income.

As of January 28, 2006, the Company had a series of foreign currency forward contracts outstanding with a total Canadian notional value of $800 million and with a weighted-average remaining life of 0.1 years. A total of $361 million in Canadian notional value of these contracts was designated and qualified as hedges of the foreign currency exposure of the Company’s net investment in Sears Canada, and the remaining $439 million in Canadian notional value were for contracts for which hedge accounting was not applied subsequent to December 16, 2005. The aggregate fair value of these forward contracts as of January 28, 2006, negative $45 million, was recorded as a liability on the Company’s consolidated balance sheet. An offsetting amount of $42 million was recorded as a component of other comprehensive income for those contracts for which hedge accounting was applied, and a loss of $3 million recorded in the Company’s consolidated income statement as a component of other income for those contracts for which hedge accounting was not applied.

The Company settled certain foreign currency forward contracts during both fiscal 2006 and fiscal 2005. During fiscal 2006, the Company paid a net amount of $42 million relative to such settlements. For those contracts for which hedge accounting had been applied, the Company recorded an offsetting amount of $48 million as a component of other comprehensive income. The Company recorded a gain of $6 million during fiscal 2006 for the remaining contracts that were settled, for which hedge accounting was not applied. This gain has been classified as part of other income within the consolidated statement of income for the fiscal year ended February 3, 2007. During fiscal 2005, the Company paid a net amount of $9 million relative to contract

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

settlements and, as hedge accounting was applied to such contracts, an offsetting amount was recorded as a component of other comprehensive income.

In addition, during fiscal 2006, Sears Canada entered into cross-currency interest rate swaps designated as a hedge of certain U.S. dollar-denominated floating-rate debt issued by Sears Canada. These swaps were settled during the third quarter of fiscal 2006 concurrent with the repayment of the hedged debt and, as a result, the Company recorded the cost of settling these swaps, $8 million, as a component of interest expense in the Company’s consolidated statements of income for the fiscal year ended February 3, 2007.

Total Return Swaps

The Company, from time to time, invests its surplus cash in various securities and financial instruments, including total return swaps, which are derivative contracts that synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. In exchange for receiving the return tied to the position underlying a total return swap, the Company pays a floating rate of interest tied to LIBOR on the notional amount of the contract. The fair value of a total return swap is based on the quoted market price of the underlying position and changes in fair value of the total return swaps are recognized currently in earnings. During fiscal 2006, the Company entered into total return swaps and recognized $74 million of investment income, consisting of realized gains of $84 million and unrealized losses of $2 million less $8 million of interest cost. As of February 3, 2007, the total return swaps had an aggregate notional amount of $375 million and a fair value of $5 million. The aggregate fair value of the total return swaps has been recorded as a current receivable on the consolidated balance sheet as of February 3, 2007. These investments are highly concentrated and involve substantial risks. Accordingly, the Company’s financial position and quarterly and annual results of operations may be positively or negatively materially affected based on the timing, magnitude and performance of these investments.

Under the terms of the transactions with the respective counterparties, the Company is required to post cash collateral of up to 25 percent of the notional amount of the underlying total return swap position, plus the amount of any unrealized losses on the positions. As of February 3, 2007, the collateral balance held by the Company’s counterparties based on the Company’s total return swaps’ aggregate notional amount of $375 million was $80 million and was recorded as a current receivable on the Company’s consolidated balance sheet.

Financial Guarantees

The Company issues various types of guarantees in the normal course of business. The Company had the following guarantees outstanding as of February 3, 2007:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$888	$119	$—	$1,007
Commercial letters of credit	71	178	—	249
Secondary lease obligations and performance guarantee	—	—	90	90

The secondary lease obligations relate to certain store leases of previously divested Sears businesses. The Company remains secondarily liable if the primary obligor defaults. As of February 3, 2007, the Company had a $17 million liability recorded in other liabilities, which represents the Company’s current estimate of potential obligations related to these leases. The performance guarantee relates to certain municipal bonds issued in connection with the Company’s headquarters building. Payments under this guarantee were $18 million in fiscal 2006. This guarantee expires in 2007.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

In addition, in November 2005, Holdings issued a call option to the private equity fund of Ares Management LLC (“Ares”) in connection with Ares’ 19.9% investment in the voting stock of OSH. Ares paid the Company $59 million in cash for the 19.9% equity interest and the call option, a three-year option to purchase, for $127 million, additional shares in OSH that represented 30.2% of OSH’s outstanding voting stock at the time of the option’s issuance. The Company has recorded the fair value of this option as a liability on its consolidated balance sheet, and changes in the fair value of the option have been recorded as a component of other income in the Company’s consolidated statement of income.

NOTE 9—INTEREST AND INVESTMENT INCOME

The following table sets forth the components of interest and investment income as reported in the Company’s consolidated statements of income. The Company has reclassified previously reported amounts for interest income and other investment income to conform to current-period presentation.

millions	2006	2005	2004
Interest income on cash and cash equivalents	$151	$85	$38
Total return swap income	74	—	—
Other investment income	29	42	3

Total	$254	$127	$41

Interest Income on Cash and Cash Equivalents

The Company recorded interest income of $151 million, $85 million and $38 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively, primarily related to interest earned on cash and cash equivalents. These cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. The Company’s invested cash may include, from time to time, investments in, but not limited to, commercial paper, U.S. federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to the Company.

Total Return Swap Income

As discussed above in Note 8, the Company, from time to time, invests its surplus cash in various securities and financial instruments, including total return swaps. During fiscal 2006, the Company entered into total return swaps and recognized $74 million of investment income consisting of realized gains of $84 million and unrealized losses of $2 million less $8 million of interest cost.

Other Investment Income

Other investment income primarily includes income generated by (and sales of investments in) certain real estate joint ventures and other equity investments in which the Company does not have a controlling interest.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 10—BENEFIT PLANS

The Company sponsors a number of pension and postretirement benefit plans. Expenses for retirement and savings-related benefit plans were as follows:

millions	2006	2005	2004
Retirement/401(k) Savings Plans	$96	$83	$19
Pension plans	(4)	73	16
Postretirement benefits	46	33	—

Total	$138	$189	$35

Retirement Savings Plans

The Company sponsors Sears and Kmart 401(k) retirement savings plans for employees meeting certain minimum age and service requirements. The Company matches a portion of employee contributions made to the plans. Total expense related to the Retirement Savings Plans was $96 million, $83 million and $19 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Kmart’s Benefit Plans

Prior to 1996, the Predecessor Company (defined in Note 13) had a tax-qualified and a non-qualified defined benefit pension plan, which covered eligible associates who met certain requirements of age, length of service, and hours worked per year. Effective January 31, 1996, the pension plans were frozen, and associates no longer earn additional benefits under the plans.

The non-qualified, defined benefit plan is for certain current and former Kmart associates, and is funded as benefits are paid. The benefit obligation was $2 million at February 3, 2007 and $2 million at January 28, 2006, and is included in the accompanying consolidated balance sheet. The projected benefit obligation is equal to the accumulated benefit obligation for all periods presented.

Full-time Kmart associates who have worked 10 years and who have retired after age 55 have the option of participation in Kmart’s medical plan until age 65. The plan is contributory, with retiree contributions adjusted annually. The accounting for the plan anticipates future cost-sharing changes that are consistent with the Company’s expressed intent to increase the retiree contribution rate annually. The accrued post-retirement benefit costs were $0 million and $1 million as of February 3, 2007 and January 28, 2006, respectively.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

Changes in Accounting for Pensions and Postretirement Plans

In September 2006, the FASB issued SFAS No. 158 which became effective for the Company as of February 3, 2007, and requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans, with current-year changes in the funded status recognized in stockholders’ equity. SFAS No. 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. See Note 3 for the incremental effects of the initial adoption of SFAS No. 158 on the Company’s consolidated financial position at February 3, 2007.

In fiscal 2005, the Company changed the measurement date of its benefit programs from the last Wednesday in January to December 31. The Company believes the one-month change of the measurement date is a preferable change as it allows more time for management to plan and execute its review of the completeness and accuracy of its benefit programs results. The change did not have a material effect on retained earnings as of January 27, 2005, and income from continuing operations, net income, and related per share amounts for fiscal 2005. Accordingly, all amounts reported in the following tables for balances as of February 3, 2007 and January 28, 2006 are based on a measurement date of December 31, 2006 and December 31, 2005, respectively. Amounts reported in the following tables for balances as of January 26, 2005 are based on a measurement date of January 26, 2005.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Pension Plans

	2006				2005
millions	Kmart	Sears Domestic	Sears Canada	Total	Kmart	Sears Domestic	Sears Canada	Total
Change in projected benefit obligation
Beginning balance	$2,780	$3,354	$1,272	$7,406	$2,743	$3,309	$1,082	$7,134
Benefits earned during the period	—	—	34	34	—	54	22	76
Interest cost	150	172	63	385	151	152	50	353
Actuarial (gain)/loss	(108)	(233)	(11)	(352)	6	123	135	264
Benefits paid	(133)	(351)	(94)	(578)	(120)	(271)	(64)	(455)
Foreign currency exchange impact	—	—	(3)	(3)	—	—	36	36
Other	—	—	17	17	—	(13)	11	(2)

Balance as of the measurement date	$2,689	$2,942	$1,278	$6,909	$2,780	$3,354	$1,272	$7,406

Change in assets at fair value:
Beginning balance	$1,949	$2,340	$1,216	$5,505	$1,739	$2,452	$1,126	$5,317
Actual return on plan assets	207	228	167	602	90	151	104	345
Company contributions	241	77	37	355	240	21	1	262
Benefits paid	(133)	(351)	(94)	(578)	(120)	(271)	(64)	(455)
Foreign currency exchange impact	—	—	(1)	(1)	—	—	38	38
Other	—	—	13	13	—	(13)	11	(2)

Balance as of the measurement date	$2,264	$2,294	$1,338	$5,896	$1,949	$2,340	$1,216	$5,505

Funded status	$(425)	$(648)	$60	$(1,013)	$(831)	$(1,013)	$(56)	$(1,900)
Unrecognized net loss	—	—	—	—	111	76	169	356

Net amount recognized	$(425)	$(648)	$60	$(1,013)	$(720)	$(937)	$113	$(1,544)

The Finance Committee of the Company’s Board of Directors has appointed a non-affiliated third party professional to advise the Committee with respect to the domestic pension plan assets. The plan’s overall investment objective is to provide a long-term return that, along with Company contributions, is expected to meet future benefit payment requirements. A long-term horizon has been adopted in establishing investment policy such that the likelihood and duration of investment losses are carefully weighed against the long-term potential for appreciation of assets. The plan’s investment policy requires investments to be diversified across individual securities, industries, market capitalization and valuation characteristics. In addition, various techniques are utilized to monitor, measure and manage risk.

Plan assets were invested in the following classes of securities (none of which were securities of the Company):

	Plan Assets as of
	February 3, 2007	January 28, 2006
Equity securities	43%	43%
Fixed income and other debt securities	50	49
Other	7	8

Total	100%	100%

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The plan’s target allocation is determined taking into consideration the amounts and timing of projected liabilities, the Company’s funding policies and expected returns on various asset classes. At December 31, 2006, the plan’s target asset allocation was 43% equity, 50% fixed income, and 7% other, which is comprised of alternative investments that incorporate absolute return investment strategies. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Postretirement Obligations

	2006			2005
millions	Sears Domestic	Sears Canada	Total	Sears Domestic	Sears Canada	Total
Change in projected benefit obligation:
Beginning balance	$409	$349	$758	$457	$267	$724
Benefits earned during the period	—	7	7	—	4	4
Interest cost	21	17	38	20	13	33
Plan participants’ contributions	16	—	16	75	—	75
Actuarial (gain)/loss	(8)	(10)	(18)	1	66	67
Benefits paid	(71)	(14)	(85)	(144)	(10)	(154)
Other	—	(1)	(1)	—	9	9

Balance as of the measurement date	$367	$348	$715	$409	$349	$758

Change in plan assets at fair value:
Beginning of year balance	$—	$87	$87	$—	$73	$73
Actual return on plan assets	—	12	12	—	7	7
Company contributions	55	15	70	69	15	84
Plan participants’ contributions	16	—	16	75	—	75
Benefits paid	(71)	(14)	(85)	(144)	(10)	(154)
Other	—	(1)	(1)	—	2	2

Balance as of the measurement date	$—	$99	$99	$—	$87	$87

Funded status	$(367)	$(249)	$(616)	$(409)	$(262)	$(671)
Employer contributions after measurement date and on or before fiscal year-end	3	—	3	15	—	15
Unrecognized net loss	—	—	—	1	108	109

Net amount recognized	$(364)	$(249)	$(613)	$(393)	$(154)	$(547)

Weighted-average assumptions used to determine plan obligations are as follows:

	2006			2005
	Kmart	Sears Domestic	Sears Canada	Kmart	Sears Domestic	Sears Canada	2004
Pension benefits:
Discount Rate	5.90%	5.90%	5.25%	5.50%	5.50%	5.00%	5.75%
Rate of compensation increases	N/A	N/A	4.00%	N/A	N/A	4.00%	N/A
Postretirement benefits:
Discount Rate	N/A	5.90%	5.25%	N/A	5.50%	5.00%	N/A
Rate of compensation increases	N/A	N/A	4.00%	N/A	N/A	4.00%	N/A

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Weighted-average assumptions used to determine net cost for years ended are as follows:

	2006			2005
	Kmart	Sears Domestic	Sears Canada	Kmart	Sears Domestic	Sears Canada	2004
Pension benefits:
Discount Rate	5.50%	5.50%	5.00%	5.75%	5.75%	6.00%	6.00%
Return of plan assets	8.00%	8.00%	7.00%	8.00%	8.00%	7.00%	8.00%
Rate of compensation increases	N/A	N/A	4.00%	N/A	4.25%	4.25%	N/A
Postretirement benefits:
Discount Rate	N/A	5.50%	5.00%	N/A	5.75%	6.25%	N/A
Return of plan assets	N/A	N/A	7.00%	N/A	N/A	7.00%	N/A
Rate of compensation increases	N/A	N/A	4.00%	N/A	N/A	4.25%	N/A

The components of net periodic benefit cost are as follows:

	2006				2005
millions	Kmart	Sears Domestic	Sears Canada	Total	Kmart	Sears Domestic	Sears Canada	Total	2004
Pension benefits:
Benefits earned during the period	$—	$—	$34	$34	$—	$54	$22	$76	$—
Interest cost	150	172	63	385	151	152	50	353	154
Expected return on plan assets	(156)	(179)	(84)	(419)	(140)	(156)	(60)	(356)	(138)
Recognized net loss (gain)	—	—	5	5	—	—	—	—	—
Other	—	(13)	4	(9)	—	—	—	—	—

Net periodic benefit cost (benefit)	$(6)	$(20)	$22	$(4)	$11	$50	$12	$73	$16

Postretirement benefits:
Benefits earned during the period	$—	$—	$7	$7	$—	$—	$4	$4
Interest cost	—	21	17	38	—	20	13	33
Expected return on assets	—	—	(6)	(6)	—	—	(4)	(4)
Recognized net loss (gain)	—	—	7	7	—	—	—	—

Net periodic benefit cost (benefit)	$—	$21	$25	$46	$—	$20	$13	$33

For 2007 and beyond, the domestic weighted-average health care cost trend rates used in measuring the postretirement benefit expense are a 9.3% trend rate in 2007 to an ultimate trend rate of 8.0% in 2011. A one–percentage-point change in the assumed health care cost trend rate would have the following effects on the postretirement liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on total service and interest cost components	$3	$(2)
Effect on postretirement benefit obligation	$37	$(32)

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Unrecognized net gains in accumulated other comprehensive income are not expected to be amortized as a component of net periodic benefit cost during fiscal 2007.

Information regarding expected future cash flows for the Company’s benefit plans is as follows:

millions	Kmart	Sears Domestic	Sears Canada	Total
Pension benefits:
Employer contributions:
Fiscal 2007 (expected)	$47	$146	$—	$193
Expected benefit payments:
Fiscal 2007	$145	$220	$67	$432
Fiscal 2008	148	205	68	421
Fiscal 2009	153	195	69	417
Fiscal 2010	157	199	70	426
Fiscal 2011	162	204	71	437
Fiscal 2012-2016	893	1,050	379	2,322
Postretirement benefits:
Employer contributions:
Fiscal 2007 (expected)	$—	$43	$15	$58
Expected benefit payments:
Fiscal 2007	$—	$43	$15	$58
Fiscal 2008	—	42	16	58
Fiscal 2009	—	40	17	57
Fiscal 2010	—	38	18	56
Fiscal 2011	—	36	18	54
Fiscal 2012-2016	—	153	96	249

NOTE 11—EARNINGS PER SHARE

The following tables set forth the components used to calculate basic and diluted earnings per share.

millions	2006	2005	2004
Basic weighted average shares	155.6	152.5	89.3
Dilutive effect of stock options	0.1	1.1	6.1
9% convertible Notes	—	—	6.0

Diluted weighted average shares	155.7	153.6	101.4

A reconciliation of net income available to common shareholders to net income available to common shareholders with assumed conversions is as follows:

millions	2006	2005	2004
Net income available to common shareholders	$1,490	$858	$1,106
Interest and accretion of debt discount on 9% convertible notes, net of tax	—	—	9

Income available to common shareholders with assumed conversions	$1,490	$858	$1,115

Earnings per share
Basic	$9.57	$5.63	$12.39
Diluted	$9.57	$5.59	$11.00

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

NOTE 12—SHAREHOLDERS’ EQUITY

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method in accordance with SFAS No. 123(R). The Company recorded $21 million, $26 million, and $6 million in total compensation expense relative to stock-based compensation arrangements during fiscal 2006, fiscal 2005, and fiscal 2004, respectively. As of February 3, 2007, the Company had $29 million in total compensation cost related to nonvested awards which is expected to be recognized over the next approximately 3 years.

The Company does not currently have an employee stock option plan. As of February 3, 2007, all outstanding options relate to grants made either prior to, or in connection with, the Merger. Changes in employee stock options for fiscal 2006, fiscal 2005, and fiscal 2004 were as follows:

	2006		2005		2004
(Shares in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning of year balance	350	$112.90	1,318	$21.90	1,557	$13.33
Granted	—	—	200	131.11	150	88.62
Exercised	—	—	(1,168)	13.33	—	—
Cancelled/Forfeited	—	—	—	—	(389)	13.33

End of year balance	350	$112.90	350	$112.90	1,318	$21.90

Exercisable(1)	275	$119.52	38	$88.62	1,168	$13.33
Fair value of options granted during the year		$—		$131.11		$88.62

(1)

Of the total shares exercisable as of fiscal year end 2006, 275 shares are vested or are expected to vest, with an aggregate intrinsic value of $16 million and weighted-average remaining contractual life of approximately four years at February 3, 2007.

The fair value of each stock option is estimated as of the grant date using the Black-Scholes option-pricing model, with the following assumptions being utilized for each of the periods presented during which shares were granted:

	2005	2004
Dividend yield	0%	0%
Expected volatility	40%	46%
Risk-free interest rate	4.22%	3.18%
Expected life of options	5 years	5 years

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Given the Company’s limited history, the expected volatility factors were determined based on average volatilities calculated in relation to similar entities, including historical Kmart and Sears.

millions	2005	2004
Aggregate fair value of options granted based on weighted average fair value at date of grant	11	6
Aggregate intrinsic value of options exercised	145	N/A

The Company has granted restricted stock awards to certain associates. These restricted stock awards typically vest in full three years from the date of grant, provided the grantee remains employed by the Company as of the vesting date. The fair value of these awards is equal to the market price of the Company’s common stock on the date of grant. The Company does not currently have a program that provides for restricted stock awards on an annual basis. Changes in restricted stock awards for fiscal 2006, fiscal 2005, and fiscal 2004 were as follows:

	2006		2005		2004
(Shares in thousands)	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant
Beginning of year balance	242	$112.48	147	$48.66	111	$26.90
Converted from Sears to Sears Holdings	—	—	250	124.83	—	—
Granted	209	149.11	83	124.83	83	66.39
Vested	(132)	119.05	(141)	90.84	(47)	28.31
Forfeited	(46)	136.37	(97)	94.93	—	—

End of year balance	273	$133.79	242	$112.48	147	$48.66

millions	2006	2005	2004
Aggregate fair value of shares converted to Sears Holdings from Sears based on weighted average fair value at date of Merger	$—	$32	$—
Aggregate fair value of shares granted based on weighted average fair value at date of grant	31	11	6
Aggregate fair value of shares vesting during period	20	18	1
Aggregate fair value of shares forfeited during period	7	13	—

Common Share Repurchase Program

During fiscal 2006, the Company repurchased approximately 6 million of its common shares pursuant to its common share repurchase program at a total cost of approximately $806 million, or an average price of $132.94 per share. As of February 3, 2007, the Company had approximately $604 million of remaining authorization under this program. The program has no stated expiration date.

Other Transactions

As discussed in Note 7, on January 31, 2005, ESL affiliates converted outstanding Notes and six month accrued interest into an aggregate of 6.3 million shares of Kmart common stock. During fiscal 2005, ESL affiliates and other investors exercised options to purchase approximately 6.7 million shares of Holdings common stock for approximately $86 million.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income:

millions	February 3, 2007	January 28, 2006	January 26, 2005
Net income	$1,490	$858	$1,106
Other comprehensive income/(loss):
Minimum pension liability	174	(110)	(77)
Market value adjustment for investments	—	—	(1)
Unrealized gain/(loss) on foreign currency forwards	4	(18)	—
Foreign currency translation adjustments	20	—	—

Other comprehensive income/(loss)	198	(128)	(78)

Total comprehensive income	$1,688	$730	$1,028

The following table displays the components of accumulated other comprehensive income (loss):

millions	February 3, 2007	January 28, 2006	January 26, 2005
Minimum pension liability, net of tax	$—	$(187)	$(77)
Pension and postretirement adjustments, net of tax	62	—	—
Cumulative unrealized derivative gain	4	—	—
Currency translation adjustments	2	(18)	—

Accumulated other comprehensive income (loss)	$68	$(205)	$(77)

NOTE 13—BANKRUPTCY CLAIMS RESOLUTION AND SETTLEMENTS

Background

On May 6, 2003, Kmart Corporation (the “Predecessor Company”), a predecessor operating company of Kmart, emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws pursuant to the terms of a plan of reorganization (the “Plan of Reorganization”). The Predecessor Company is a direct, wholly-owned subsidiary of Kmart and an indirect, wholly-owned subsidiary of Holdings. Upon emergence, all of the then outstanding equity securities of the Predecessor Company, as well as substantially all of its pre-petition liabilities were cancelled. On the day of emergence, 89.7 million shares of Kmart common stock and 8.2 million options to purchase shares of Kmart common stock were issued pursuant to the Plan of Reorganization, of which 31.9 million shares of the Kmart common stock issued were allocated to satisfy the pre-petition claims of unsecured Class 5 creditors.

In connection with the emergence from Chapter 11, Kmart reflected the terms of the Plan of Reorganization in its consolidated financial statements, applying the terms of SOP 90-7 with respect to financial reporting upon emergence from Chapter 11 (“Fresh-Start Accounting”). Upon applying Fresh-Start Accounting, a new reporting entity was deemed to have been created and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values.

Claims Resolution

The Company has made significant progress in the reconciliation and settlement of various classes of claims associated with the discharge of the Predecessor Company’s liabilities subject to compromise pursuant to the

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Plan of Reorganization. Differences between claim amounts filed and the Company’s estimates are being investigated and resolved through the claims resolution process. Since June 30, 2003, the first distribution date established in the Plan of Reorganization, approximately 28.1 million shares of the 31.9 million shares set aside for distribution have been distributed to holders of Class 5 claims, and approximately $4 million in cash has been distributed separately to the holders of Class 6 and to the holders of Class 7 claims. Further, the Company pro-rated approximately $5 million from the settlement that the Creditor Trust received to holders of class 4, 5, 6, 8, 10 and 11 claims. As the Company was unable to determine the ultimate amount of allowed claims until the claims resolution process was largely completed, a distribution reserve for Class 5 claim settlements was established. The Company’s current distribution reserve for Class 5 claim settlements is 5 percent of the total shares expected to be distributed. Based on the Class 5 claims resolved to date, the Company believes that the ultimate amount of allowed Class 5 claims will be less than the $4.3 billion provided for in the Plan of Reorganization. As such, the Company currently expects that Class 5 distribution reserve of 5 percent will be distributed to the allowed Class 5 creditors on or about April 30, 2007, and any remaining shares left over after all Class 5 claims are settled will be distributed to the Class 5 creditors in proportion to their allowed claims.

Bankruptcy-Related Settlements

In fiscal 2006, fiscal 2005, and fiscal 2004, the Company recognized recoveries of $14 million, $40 million, and $59 million, respectively, from vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. In conjunction with these recoveries, the Company was assigned 22,105 shares of common stock (weighted average price of $148.37 per share) with an approximate value of $3 million for fiscal 2006. See Note 20 for a more detailed discussion of the critical vendor claims lawsuit.

NOTE 14—INCOME TAXES

millions	2006	2005	2004
Income before income taxes
U.S.	$2,125	$1,467	$1,744
Foreign	339	498	31

Total	$2,464	$1,965	$1,775

Income tax expense
Current:
Federal	$426	$251	$49
State and local	75	81	16
Foreign	77	214	7

Total	578	546	72

Deferred:
Federal	258	227	531
State and local	44	19	66
Foreign	50	(76)	—

	352	170	597

Total	$930	$716	$669

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

	2006	2005	2004
Effective tax rate reconciliation
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal tax benefit	3.1	3.3	3.0
Tax credits	(0.3)	(0.3)	(0.2)
Equity in net income of affiliated companies	—	(0.2)	(0.1)
Basis difference in domestic subsidiary	0.4	—	—
Canada capital gain exemption	—	(3.0)	—
Other	(0.5)	1.6	—

	37.7%	36.4%	37.7%

millions	February 3, 2007	January 28, 2006
Deferred tax assets and liabilities
Deferred tax assets:
Federal benefit for state and foreign taxes	$88	$92
Accruals and other liabilities	348	290
Capital leases	150	205
NOL carryforwards	609	636
OPEB	258	249
Pension/Minimum pension	355	623
Deferred revenue	665	626
Other	213	457

Total deferred tax assets	2,686	3,178
Valuation allowance	(332)	(330)

Net deferred tax assets	2,354	2,848

Deferred tax liabilities:
Tradenames/Intangibles	1,203	1,334
Property and equipment	197	479
Deferred acquisition costs	439	394
Inventory	325	245
Investments	90	162
Other	98	80

Total deferred tax liabilities	2,352	2,694

Net deferred tax asset	$2	$154

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

The Predecessor Company recorded a full valuation allowance against its pre-petition deferred tax assets in accordance with SFAS No. 109, as realization of such assets in future years was uncertain. During fiscal 2005 and fiscal 2004, the Company recognized reversals of $1,249 million and $1,155 million, respectively, based on the utilization (or projected utilization) of such deferred tax assets. As of February 3, 2007, management

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

continues to believe that all of the Company’s pre-petition net deferred tax assets will more likely than not be realized, due to the Merger and the actual and forecasted levels of profitability, and as such the related valuation allowance has been reduced to zero at January 28, 2006. In accordance with SFAS No. 109, the portion of the reversal of the valuation allowance attributable to the Merger ($1,073 million) has been recorded as an adjustment to goodwill attributable to the Merger. In accordance with SOP 90-7, the remaining portion of the reversal of the valuation allowance is recorded as a direct credit to capital in excess of par.

In connection with the Merger, deferred tax assets of $350 million were recorded related to state net operating losses (“NOLs”) of Sears. A valuation allowance of $330 million was recorded with respect to this deferred tax asset. As a result, the Company recognized a net deferred tax asset of $20 million in conjunction with the initial purchase price allocation related to the Merger. During fiscal 2006, the Company recorded an additional net $2 million valuation allowance with respect to this deferred tax asset, resulting in a total valuation allowance of $332 million as of the end of fiscal 2006. In addition, during fiscal 2006, the deferred tax asset for the Sears NOL decreased by $3 million to $347 million. The Company will continue to assess the likelihood of realization of these state deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized. To the extent that these valuation allowances are reversed in the future, such effects would be recorded as a decrease to goodwill.

During fiscal 2006, fiscal 2005, and fiscal 2004, the Company reduced its reserves for Predecessor Company income tax liabilities by $3.5 million, $1 million, and $56 million, respectively, primarily due to favorable claims settlements. In fiscal years 2006, 2005 and 2004, the Company also received a tax benefit of $4 million, $91 million and $67 million, respectively, relating to certain Class 5 and 6 pre-petition claims paid with equity. Additionally, in fiscal 2006, the Company increased its deferred tax assets by $126.5 million for income tax settlements. In accordance with SOP 90-7, subsequent to emergence from Chapter 11, any benefit realized from an adjustment to pre-confirmation income tax liabilities is recorded as an addition to Capital in excess of par value.

As a result of reaching various income tax audit settlements during fiscal 2006 pertaining to pre-Merger periods, the Company reduced approximately $196 million of tax liabilities with an offsetting credit recorded to goodwill. In accordance with SFAS No. 109, resolution of these matters result in a direct credit to Merger-related goodwill.

In connection with the reorganization, Kmart Corporation realized income from the cancellation of certain indebtedness. Although this income was not taxable, as it resulted from reorganization under the Bankruptcy Code, the Company was required to reduce certain of its tax attributes (NOL carryforwards by $3,743 million, general business credit carryforwards by $45 million, AMT credit carryforwards by $111 million and basis of certain assets by $902 million) in an amount equal to the cancellation of indebtedness. The reorganization of Kmart Corporation on the Effective Date resulted in an ownership change under section 382 of the Internal Revenue Code and accordingly, the use of any of the Company’s NOL carryforwards and tax credits generated prior to the ownership change, as well as certain subsequently recognized “built-in” losses, if any, existing as of the date of the ownership change that are not reduced pursuant to the provisions discussed above, will be subject to an overall annual limitation of $96 million.

At February 3, 2007, the Company had federal and Canadian NOL carryforwards of approximately $408 million and $163 million, generating deferred tax assets of approximately $143 million and $56 million, respectively. The federal NOL carryforwards will expire in 2021, 2022 and 2023. The Canadian NOL carryforwards will expire in 2015. The Company also has NOL carryforwards attributable to various states generating deferred tax assets of $74 million which will predominantly expire between 2017 and 2026. The Company also has credit carryforwards of $42 million which will expire by 2015.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

As of fiscal year end 2006, the Internal Revenue Service had completed its examination of Kmart’s and Sears’ federal income tax returns through fiscal 2004 and 2003, respectively.

NOTE 15—REAL ESTATE TRANSACTIONS

Gain on Sale of Assets

The Company recognized $82 million, $39 million, and $946 million in gains on sales of assets during fiscal 2006, fiscal 2005, and fiscal 2004, respectively. These gains were primarily a function of several large real estate transactions. During fiscal 2006, the gain on sale of assets included a $41 million pre-tax gain on the sale of the Company’s former Kmart corporate headquarters.

During fiscal 2004, the Company entered into multiple agreements with Home Depot U.S.A., Inc. (a subsidiary of The Home Depot, Inc.) to sell four properties and assign 14 leased properties for an aggregate purchase price of $271 million, resulting in a pre-tax gain of $253 million. Also during fiscal 2004, Kmart agreed to sell four owned properties, assign 45 leased properties and lease one owned store to Sears for a total purchase price of approximately $576 million, resulting in a pre-tax gain of $599 million.

Property held for sale at February 3, 2007 and January 28, 2006 was $0 million and $17 million, respectively, and is included in other current assets in the accompanying consolidated balance sheets.

Property Acquisitions

During fiscal 2006, fiscal 2005, and fiscal 2004, the Company purchased 8, 19 and 31 previously leased operating properties for $26 million, $98 million, and $124 million, respectively. In the normal course of business, the Company considers opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash. In addition, the Company reviews leases that will expire in the short-term in order to determine the appropriate action to take with respect to them.

NOTE 16—LEASES

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

Rental Expense for operating leases was as follows:

millions	2006	2005	2004
Minimum rentals	$898	$895	$526
Percentage rentals	42	43	10
Less—Sublease rentals	(53)	(52)	(146)

Total	$887	$886	$390

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Minimum lease obligations, excluding taxes, insurance and other expenses payable directly by the Company, for leases in effect as of February 3, 2007, were as follows:

	Minimum Lease Commitments
millions	Capital	Operating
As of February 3, 2007
2007	$148	$820
2008	141	743
2009	133	647
2010	128	561
2011	124	477
Later years	770	3,775

Total minimum lease payments(1)	1,444	7,023
Less—minimum sublease income		(325)

Net minimum lease payments		$6,698

Less:
Estimated executory costs	(189)
Interest at a weighted average rate of 7.7%	(455)

Capital lease obligations	800
Less current portion of capital lease obligations	(63)

Long-term capital lease obligations	$737

(1)	Sears Canada: Total operating minimum lease payments of $532 million.

NOTE 17—RELATED PARTY DISCLOSURE

The Company’s Board of Directors has delegated authority to direct investment of the Company’s surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of the Company’s Board of Directors and Finance Committee and is the Chairman and Chief Executive Officer of ESL. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on behalf of the Company. ESL beneficially owned 42.5% of the Company’s outstanding common stock as of February 3, 2007.

Further, to clarify the expectations that the Board of Directors has with respect to the investment of the Company’s surplus cash, the Board has renounced, in accordance with Delaware law, any interest or expectancy of the Company associated with any investment opportunities in securities that may come to the attention of Mr. Lampert or any employee, officer, director or advisor to ESL and its affiliated investment entities who also serves as an officer or director of the Company (each, a “Covered Party”) other than (a) investment opportunities that come to such Covered Party’s attention directly and exclusively in such Covered Party’s capacity as a director, officer or employee of the Company, (b) control investments in companies in the mass merchandising, retailing, commercial appliance distribution, product protection agreements, residential and commercial product installation and repair services and automotive repair and maintenance industries and (c) investment opportunities in companies or assets with a significant role in the Company’s retailing business, including investment in real estate currently leased by the Company or in suppliers for which the Company is a substantial customer representing over 10% of such companies’ revenues, but excluding investments of ESL as of May 23, 2005.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Holdings employs certain employees of ESL. William C. Crowley is a director and the Executive Vice President, Chief Administrative Officer and interim Chief Financial Officer of the Company while continuing his role as President and Chief Operating Officer of ESL. The Senior Vice President of Real Estate for the Company is also employed by ESL.

On January 18, 2007, Sears made a payment to plaintiffs in the case of In re: Sears, Roebuck and Co. Securities Litigation of approximately $215 million pursuant to the terms of a settlement dated September 14, 2006. See Note 20. Certain affiliates of ESL owned shares of common stock of Sears before, during and after the class period and were included in the class certified by the Court. Accordingly, these affiliates of ESL are expected to receive their proportionate share of the net settlement proceeds (approximately $10.7 million) in connection with the settlement.

As discussed in Note 7, on January 31, 2005, ESL affiliates converted, in accordance with their terms, the outstanding Notes and six months of accrued interest into an aggregate of 6.3 million shares of Kmart common stock. In consideration of the conversion of these Notes prior to maturity, ESL affiliates received a $3 million payment from Kmart. The cash payment was equivalent to the approximate discounted, after-tax cost of the future interest payments that would have otherwise been paid by Kmart to the ESL affiliates in the absence of the early conversion.

As further detailed in Note 15, Kmart sold certain properties and assigned certain leased properties to Sears in fiscal 2004. The Company recorded a $599 million gain in fiscal 2004 in connection with these transactions.

NOTE 18—SUPPLEMENTAL FINANCIAL INFORMATION

Other current liabilities as of February 3, 2007 and January 28, 2006 consisted of the following:

	February 3, 2007	January 28, 2006
Payroll and benefits payable	$535	$449
Outstanding checks in excess of funds on deposit	353	444
Current portion of self-insurance reserves	370	334
Accrued expenses	1,256	1,307
Other	1,451	1,383

Total	$3,965	$3,917

Minority interest and other liabilities as of February 3, 2007 and January 28, 2006 consisted of the following:

	February 3, 2007	January 28, 2006
Unearned revenues	$928	$887
Self-insurance reserves	772	753
Minority interest	169	318
Other	934	965

Total	$2,803	$2,923

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 19—SUMMARY OF SEGMENT DATA

The Company currently has three reportable segments: Kmart, Sears Domestic and Sears Canada, compared to one segment in fiscal 2004. The accompanying summary of segment data for the year ended January 28, 2006 includes the results of operations of Sears subsequent to March 24, 2005, the date of the Merger. Sears Canada’s results are reported to Holdings on a one-month lag. Therefore, the results of operations for the years ended February 3, 2007 and January 28, 2006 include operating results for Sears Canada for the period from January 1, 2006 to December 30, 2006 and March 25, 2005 to December 31, 2005, respectively. As the Company had only one reportable segment, Kmart, for fiscal 2004, segment data for this period would be the same as provided in the consolidated financial statements, and is therefore not duplicated here.

	2006
	Kmart	Sears		Total
millions		Domestic	Canada
Merchandise sales and services	$18,647	$29,179	$5,186	$53,012

Cost and expenses
Cost of sales, buying and occupancy	14,061	20,120	3,639	37,820
Selling and administrative	3,623	6,820	1,138	11,581
Depreciation and amortization	77	927	138	1,142
Gain on sales of assets	(71)	(11)	—	(82)
Restructuring charges	9	—	19	28

Total costs and expenses	17,699	27,856	4,934	50,489

Operating income	$948	$1,323	$252	$2,523

Total assets	$7,750	$19,209	$3,107	$30,066

	2005
	Kmart	Sears		Total
millions		Domestic	Canada
Merchandise sales and services	$19,094	$25,868	$3,949	$48,911
Credit and financial products revenues	—	—	213	213

Total revenues	19,094	25,868	4,162	49,124

Cost and expenses
Cost of sales, buying and occupancy	14,462	18,221	2,822	35,505
Selling and administrative	3,804	5,968	1,036	10,808
Depreciation and amortization	47	769	116	932
Loss (gain) on sales of assets	(40)	1	—	(39)
Gain on sales of business	—	—	(317)	(317)
Restructuring charges	54	—	57	111

Total costs and expenses	18,327	24,959	3,714	47,000

Operating income	$767	$909	$448	$2,124

Total assets	$7,325	$20,262	$2,986	$30,573

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 20—LEGAL PROCEEDINGS

Pending against Sears and certain of its officers and directors are a number of lawsuits, described below, that relate to Sears’ former credit card business and public statements about it. The Company believes that all of these claims lack merit and, except as noted below, is defending against them vigorously.

•

In re: Sears, Roebuck and Co. Securities Litigation—On and after October 18, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears and certain former officers alleging that certain public announcements by Sears concerning its credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Court consolidated the actions and certified the consolidated action as a class action. On January 18, 2007, Sears made a payment to plaintiffs of approximately $215 million pursuant to the terms of a settlement dated September 14, 2006. Sears received proceeds totaling $125 million from claims made under relevant insurance policies and thus the cash payment for settlement by Sears was approximately $90 million on a pre-tax basis. On January 10, 2007, the Court entered an Order and Final Judgment as to the consolidated action and, with the time for appeal of such Order and Final Judgment having expired without any appeal having been filed, this matter is concluded. In agreeing to the settlement, defendants did not admit any wrongdoing and deny committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation.

•

In re: Sears, Roebuck and Co. ERISA Litigation—On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears, certain officers and directors, and alleged fiduciaries of Sears’ 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in Sears’ common shares and alleged communications made to Plan participants regarding Sears’ financial condition. The Court has consolidated these actions and certified the consolidated action as a class action. Pursuant to an agreement dated February 13, 2007, defendants have agreed to settle the matter. Defendants do not admit any wrongdoing and deny any committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. The settlement is not expected to have a material adverse effect on annual results of operations, financial position, liquidity or capital resources of the Company.

•

Marilyn Clark, derivatively on behalf of Sears, Roebuck and Co. v. Alan J. Lacy, et al.—On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York (the “New York Court”) against Sears (as a nominal defendant) and certain current and former directors seeking damages on behalf of Sears. The complaint purports to allege a breach of fiduciary duty by the directors with respect to Sears’ management of its credit business. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois (the “Illinois State Court”), and a third was filed in the United States District Court for the Northern District of Illinois. The New York Court derivative suit was dismissed on June 21, 2004. A New York appellate court affirmed the dismissal on December 6, 2005, and the time for further appeal has expired. The two Illinois State Court derivative suits were dismissed on September 30, 2004. The order of dismissal became final on December 1, 2004, and the time to appeal has expired. The defendant directors filed a motion to dismiss the Illinois federal court action on May 22, 2006. Briefing on defendants’ motion has been stayed.

•

Thomas G. Ong for Thomas G. Ong IRA, et al. v. Sears, Roebuck & Co., et al.—On June 17, 2003, an action was filed in the United States District Court for the Northern District of Illinois against Sears and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. Pursuant to a subsequently filed amended complaint, plaintiffs named as additional defendants certain former Sears officers not originally named, SRAC and several investment banking firms which had acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The complaint purports to allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and, as against the individual defendants, violations of §20(a) of the Exchange Act. The complaint purports to allege that defendants made a number of false and misleading statements in one or more prospectuses for debt securities offerings and in SEC filings and other public statements, concerning the adequacy of reserves for uncollectible accounts, and the condition of Sears’ former credit business, among other things. Plaintiffs have filed a motion for class certification. Discovery is underway.

Following the announcement of the Merger on November 17, 2004, several actions have been filed relating to the transaction. These lawsuits are in their preliminary stages, and defendants have not yet been required to respond to certain of the complaints. The Company believes that all of these claims lack merit and intends to defend against them vigorously.

•

William Fischer, individually and on behalf of all others similarly situated v. Sears, Roebuck and Co., et al.—Three actions were filed and then consolidated in the Circuit Court of Cook County, Illinois. These actions assert claims on behalf of a purported class of Sears’ stockholders against Sears and certain of its officers and directors, together with Kmart, Edward S. Lampert, William C. Crowley and other affiliated entities, alleging breach of fiduciary duty in connection with the Merger and seeking damages. The plaintiffs allege that the Merger favors interested defendants by awarding them disproportionate benefits, and that the defendants failed to take appropriate steps to maximize the value of a merger transaction for Sears’ stockholders. On September 7, 2006, plaintiffs filed a notice of appeal of the court’s August 8, 2006 order dismissing plaintiffs’ amended complaint. Briefing on the appeal is underway.

•

Maurice Levie, individually and on behalf of all others similarly situated v. Sears, Roebuck & Co., et al.—One action has been filed in the United States District Court for the Northern District of Illinois. This action asserts claims under the federal securities laws on behalf of a purported class of Sears’ stockholders against Sears and Alan J. Lacy, for allegedly failing to make timely disclosure of merger discussions with Kmart during the period September 9 through November 16, 2004, and seeks damages. The court appointed a lead plaintiff and lead counsel, and an amended complaint was filed on March 11, 2005. The amended complaint names Edward S. Lampert and ESL Partners, L.P. as additional defendants, and purports to assert claims on behalf of sellers of Sears stock during the period September 9 through November 16, 2004. The defendants have answered the amended complaint. On October 2, 2006, plaintiffs filed their motion for class certification, the briefing on which has been completed. Meanwhile, the parties have commenced written discovery.

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

CSC filed a lawsuit in the United States District Court for the Northern District of Illinois (the “District Court”) on March 18, 2005 seeking a declaratory judgment that CSC was not in material breach of the Agreement and an injunction to prevent Sears from terminating the Agreement for cause. On April 14, 2005, the

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

District Court denied CSC’s motion for a preliminary injunction and granted Sears’ motion to compel arbitration. On April 22, 2005 the District Court denied CSC’s motion for reconsideration of the District Court’s April 14th ruling, and CSC appealed the District Court’s ruling to the United States Court of Appeals for the Seventh Circuit. On February 21, 2007, the Court dismissed the appeal. On December 12, 2006, both Sears and CSC filed separate Statements of Claim and Demands for Arbitration with the American Arbitration Association. The parties have begun selecting an arbitration panel.

In Capital Factors v. Kmart Corporation, the United States District Court for the Northern District of Illinois ruled that the Bankruptcy Court did not have the authority to authorize the payment of pre-petition claims of certain trade vendors by the Company. An appeal of the ruling and subsequent motions for rehearing were denied. In order to satisfy its fiduciary responsibility to pursue claims against the critical vendors during the pendency of the appeal, in January 2004 the Company filed suit against a total of 1,189 vendors that received these payments seeking to recover in excess of $174 million paid to the critical vendors. To date, Kmart has settled approximately 1,135 critical vendor claims for a total recovery the Company values at approximately $80 million.

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

In re: Sears Holdings Corporation Securities Litigation—In May and July 2006, two putative class action lawsuits, which each name as defendants Sears Holdings Corporation and Edward Lampert, were filed in United States District Court for the Southern District of New York, purportedly on behalf of a class of persons that sold shares of Kmart Holding Corp stock on or after May 6, 2003 through June 4, 2004. The plaintiffs in each case allege that Kmart’s Plan of Reorganization and Disclosure Statement filed on January 24, 2003 and amended on February 25, 2003 misrepresented Kmart’s assets, particularly its real estate holdings, as evidenced by the prices at which Kmart subsequently sold certain of its stores in June 2004 to Home Depot and Sears. The plaintiffs seek damages for alleged misrepresentations. On December 19, 2006, the Court consolidated the actions. Plaintiffs’ consolidated complaint is due on or before March 30, 2007.

AIG Annuity Insurance Company, et al. v. Sears, Roebuck and Co.—On October 12, 2004, an action was filed against Sears in the District Court, 192nd Judicial District, Dallas County, Texas by several holders of certain bonds issued by Sears from 1991 through 1993. Plaintiffs purport to allege under theories of breach of contract and misrepresentation, that Sears prematurely redeemed the bonds in 2004 following Sears’ sale of the credit business in 2003. On February 2, 2007, a jury in the case reached a verdict against Sears and awarded plaintiffs approximately $73.5 million, not including interest which may also be awarded by the Court. Sears will file post-trial motions seeking a new trial and, if necessary, appeal any adverse decisions.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The Company is subject to various other legal and governmental proceedings, many involving litigation incidental to its businesses. Some matters contain class action allegations, employment claims, environmental and asbestos exposure allegations and other consumer-based claims, each of which may seek compensatory, punitive or treble damage claims (potentially in large amounts) or as well as other types of relief. In addition, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated and the Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. Because litigation outcomes are inherently unpredictable, these assessments often involve a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. While the consequences of certain unresolved proceedings are not presently determinable, an adverse outcome from certain matters could have a material adverse effect on the Company’s earnings in any given reporting period. However, in the opinion of management of the Company after consulting with legal counsel, and taking into account insurance and reserves, the ultimate liability is not expected to have a material adverse effect on the financial position, liquidity or capital resources of the Company.

During the second quarter of fiscal 2006, the Company recorded a gain of $36 million for the aggregate amount received by Holdings in June 2006 as part of the settlement of Visa/MasterCard litigation concerning alleged unlawful inflation of interchange fees. The Company has recorded the $36 million gain as a reduction to Selling and administrative expense in the consolidated statements of income for the fiscal year ended February 3, 2007.

NOTE 21—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2006
millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$11,998	$12,785	$11,941	$16,288
Cost of sales, buying and occupancy	8,665	9,158	8,557	11,440
Selling and administrative	2,721	2,827	2,834	3,199
Income before cumulative effect of change in accounting principle	180	294	196	820
Net income	180	294	196	820
Basic and diluted net income per share	1.14	1.88	1.27	5.33

	2005
millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$7,644	$13,192	$12,202	$16,086
Cost of sales, buying and occupancy	5,661	9,541	8,795	11,508
Selling and administrative	1,729	3,009	2,981	3,089
Income before cumulative effect of change in accounting principle	81	161	58	648
Net income (loss)	(9)	161	58	648
Basic and diluted net income (loss) per share	(0.07)	0.98	0.35	4.03

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Quarterly Items:

(1) The fourth quarter of 2006 includes: (i) $27 million in pre-tax losses ($0.11 per diluted share) on the Company’s total return swap investments; (ii) pre-tax gains of $50 million ($0.20 per diluted share) on the sale of assets; (iii) a tax benefit of $25 million ($0.17 per diluted share) related to the resolution of certain income tax matters and (iv) a pre-tax charge of $74 million ($0.29 per diluted share) related to an unfavorable verdict in connection with a pre-merger legal matter concerning Sears’ redemption of certain bonds in 2004. The fourth quarter of fiscal 2006 included 14 weeks.

(2) The third quarter of 2006 includes (i) pre-tax gains of $101 million ($0.42 per diluted share) on the Company’s total return swap investments and (ii) $6 million of net income ($0.04 per diluted share) related to the resolution of certain income tax matters. The third quarter of 2005 includes $59 million in pre-tax charges ($0.13 per diluted share) for merger-related restructuring activities.

(3) The second quarter of 2006 includes (i) a $36 million pre-tax gain ($0.14 per diluted share) representing the Company’s portion of proceeds received related to the settlement of Visa/MasterCard antitrust litigation. The second quarter of 2005 includes $42 million in pre-tax charges ($0.16 per diluted share) for merger-related restructuring activities.

(4) The first quarter of 2005 includes an after-tax charge of $90 million ($0.58 per diluted share) for the cumulative effect of a change in accounting for certain indirect overhead costs included in inventory.

Sears Holdings Corporation

Schedule II—Valuation and Qualifying Accounts

Fiscal Years 2006, 2005 and 2004

millions	Balance at beginning of period	Additions charged to costs and expenses	Additions (deductions) resulting from the Merger charged to other accounts	(Deductions)	Balance at end of period
Allowance for Doubtful Accounts(1):
Fiscal 2006	$35	$64	$—	$(70)	$29
Fiscal 2005	40	71	16	(92)	35
Fiscal 2004	78	64	—	(102)	40
Allowance for Deferred Tax Assets(2):
Fiscal 2006	330	2	—	—	332
Fiscal 2005	1,249	24	330	(200)	330
			(1,073)
Fiscal 2004	2,351	53	—	(1,155)	1,249

(1)	Charges to the account are for the purposes for which the reserves were created.
(2)

The Predecessor Company recorded a full valuation allowance against its pre-petition deferred tax assets in accordance with SFAS No. 109, as realization of such assets in future years was uncertain. During fiscal 2005 and fiscal 2004, the Company recognized reversals of, $1,249 million and $1,155 million, respectively, based on the utilization (or projected utilization) of such deferred tax assets. As of February 3, 2007, management continues to believe that all of the Company’s pre-petition net deferred tax assets will more likely than not be realized due to the Merger and the actual and forecasted levels of profitability, and as such the related valuation allowance was reduced to zero at January 28, 2006. In accordance with SFAS No. 109, the portion of the reversal of the valuation allowance attributable to the Merger ($1,073 million) was recorded as an adjustment to goodwill attributable to the Merger. In accordance with SOP 90-7, the remaining portion of the reversal of the valuation allowance is recorded as a direct credit to capital in excess of par.

In connection with the Merger, deferred tax assets of $350 million were recorded related to state net operating losses (“NOLs”) of Sears. A valuation allowance of $330 million was originally recorded with respect to this deferred tax asset. In fiscal 2006, deferred tax assets relating to the NOLs were reduced $3 million to a total of $347 million. A valuation allowance of an additional $2 million was recorded, bringing the total valuation allowance to $332 million.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 27, 2007

The management of Sears Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. In making its assessment, management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The assessment included the documentation and understanding of the Company’s internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.

Based on this evaluation, management concluded that, as of February 3, 2007, the Company’s internal control over financial reporting is effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

Deloitte & Touche LLP, independent registered public accounting firm, has reported on management’s assertion with respect to the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sears Holdings Corporation

We have audited the accompanying consolidated balance sheet of Sears Holdings Corporation and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006 and the related consolidated statements of income, shareholders’ equity and cash flows for the fiscal years then ended. Our audits also included the financial statement schedule, listed in the Index at Item 8, for the years ended February 3, 2007 and January 28, 2006. We also have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2007 and January 28, 2006, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information for the fiscal years ended February 3, 2007 and January 28, 2006 set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 3 and 10 to the consolidated financial statements, the Company changed its method of accounting for pension and other postretirement benefits in both fiscal 2006 and fiscal 2005, and its method of accounting for certain indirect buying, warehousing and distribution costs in fiscal 2005.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Chicago, Illinois

March 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—BDO SEIDMAN, LLP

Board of Directors and Stockholders

Sears Holdings Corporation

We have audited the accompanying consolidated statements of income, shareholders’ equity and cash flows of Kmart Holding Corporation and subsidiaries for the year ended January 26, 2005. We have also audited the schedule, listed in the accompanying index, for the year ended January 26, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Kmart Holding Corporation and subsidiaries for the year ended January 26, 2005 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule for the year ended January 26, 2005 presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

Troy, Michigan

March 4, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, based on that evaluation, no changes in the Company’s internal control over financial reporting have occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is in the process of converting the information technology systems of the Sears Domestic and Kmart segments to a common platform. The objectives of the systems conversion is to establish a common set of processes and systems for Sears Domestic and Kmart and to improve the customer experience. The information technology conversion plan is expected to be completed over the next two years. For fiscal 2007, the Company’s information technology plan involves the conversions of a number of key financial systems, including the general ledger and stock ledger, among others. Such conversions involve significant changes to internal processes and internal controls over financial reporting. Although the conversion has proceeded to date without material adverse effects, the possibility exists that our conversion to new or common systems could adversely affect the Company’s disclosure controls and procedures or our results of operations in future periods. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

See Management’s Annual Report On Internal Control Over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm included in Item 8 of this Report, which reports are incorporated herein by this reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers

Information regarding directors and executive officers of Holdings is incorporated herein by reference to the information regarding Director nominees and current Directors under “Item 1. Election of Directors” and the information under “Committees of the Board of Directors,” “Director Independence” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2007 Proxy Statement and to Part I of this Report.

Holdings has adopted a Code of Conduct, which applies to all employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer, and a Code of Conduct for its Board of Directors. Directors who are also officers of Holdings are subject to both codes of conduct. Each code of conduct is a code of ethics as defined in Item 406 of SEC Regulation S-K. The codes of conduct are available on the Corporate Governance section of the Company’s website at www.searsholdings.com. Any amendment to, or waiver from, a provision of the codes of conduct will be posted to the above-referenced website.

There were no changes to the process by which stockholders may recommend nominees to the Board of Directors during the last fiscal year.

Item 11.	Executive Compensation

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of the 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Amount and Nature of Beneficial Ownership” of the 2007 Proxy Statement.

See also “Equity Compensation Plan Information” in Item 5 of this Report for a discussion of securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading “Certain Relationships and Transactions” and “Corporate Governance” of the 2007 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading “Independent Auditor Fees” of the 2007 Proxy Statement.

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

An “Exhibit Index” has been filed as part of this Report beginning on Page E-1 and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARS HOLDINGS CORPORATION

By:	/s/ WILLIAM K. PHELAN
Name:	William K. Phelan
Title:	Vice President and Controller
March 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

* AYLWIN B. LEWIS Aylwin B. Lewis	Director, Chief Executive Officer and President (principal executive officer)	March 27, 2007

* EDWARD S. LAMPERT Edward S. Lampert	Director and Chairman of the Board of Directors	March 27, 2007

* DONALD J. CARTY Donald J. Carty	Director	March 27, 2007

* WILLIAM C. CROWLEY William C. Crowley	Director, Executive Vice President and Chief Financial and Administrative Officer (principal financial officer)	March 27, 2007

* STEVEN T. MNUCHIN Steven T. Mnuchin	Director	March 27, 2007

* RICHARD C. PERRY Richard C. Perry	Director	March 27, 2007

* ANN N. REESE Ann N. Reese	Director	March 27, 2007

* THOMAS J. TISCH Thomas J. Tisch	Director	March 27, 2007

* WILLIAM K. PHELAN William K. Phelan	Vice President and Controller (principal accounting officer)	March 27, 2007

By	/S/ WILLIAM K. PHELAN
* William K. Phelan Individually and as Attorney-in-fact

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

4.1	Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

10.1	Registrant’s 2005 Senior Executive Long-Term Incentive Program (incorporated by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K/A (Amendment No. 1) dated September 29, 2005 (File No. 000-51217)).**

10.2	First Amendment to Registrant’s 2005 Senior Executive Long-Term Incentive Program (incorporated by reference to Exhibit 10(a) to Registrant’s Current Report on Form 8-K dated September 16, 2005 (File No. 000-51217)).**

10.3	Registrant’s Senior Executive SHC 2005 Annual Incentive Plan Document (incorporated by reference to Exhibit 10(b) to Registrant’s Current Report on Form 8-K, dated April 26, 2005, filed on April 29, 2005 (File No. 000-51217)).**

10.4	Sears, Roebuck and Co.’s Supplemental Retirement Income Plan, as amended and restated effective March 25, 1997 (incorporated by reference to Exhibit 10.(ii)(11) to Sears, Roebuck and Co.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 1-416)).**

10.5	Sears Holdings Corporation 2006 Stock Plan, as amended (incorporated by reference to Appendix C to Registrant’s Proxy Statement dated March 15, 2006 (File No. 000-51217)).**

10.6	Sears Holdings Corporation Umbrella Incentive Program (incorporated by reference to Appendix D to Registrant’s Proxy Statement dated March 15, 2006 (File No. 000-51217)).**

10.7	Form of Kmart Holding Corporation Long Term Incentive Award Agreement (incorporated by reference to Exhibit 10.9 to Kmart Holding Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2003 (File No. 000-50278)).**

*10.8	Kmart Long Term Incentive Plan (2004).**

10.9	Amended and Restated Employment Agreement dated as of March 24, 2005 between Sears Holdings Corporation and Aylwin B. Lewis (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 30, 2005 (File No. 000-51217)).**

10.10	Form of Nonqualified Stock Option Agreement between Kmart Holding Corporation and Aylwin B. Lewis (incorporated by reference to Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 on Form S-8, filed on March 24, 2005 (File No. 333-123544)).**

10.11	Form of Restricted Share Agreement between Kmart Holding Corporation and Aylwin B. Lewis (incorporated by reference to Exhibit 4.5 to Registrant’s Post-Effective Amendment No. 1 on Form S-8, filed on March 24, 2005 (File No. 333-123544)).**

10.12	Form of Restricted Share Agreement between Kmart Holding Corporation and Aylwin B. Lewis (incorporated by reference to Exhibit 4.6 to Registrant’s Post-Effective Amendment No. 1 on Form S-8, filed on March 24, 2005 (File No. 333-123544)).**

10.13	Amended and Restated Employment Agreement, dated September 7, 2005, between the Registrant and Alan J. Lacy (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 8, 2005 (File No. 000-51217)).**

10.14	Nonqualified Stock Option Agreement, dated as of March 28, 2005, between Sears Holdings Corporation and Alan Lacy (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 30, 2005 (File No. 000- 51217)).**

10.15	Restricted Share Agreement, dated as of March 28, 2005, between Sears Holdings Corporation and Alan J. Lacy (incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 30, 2005 (File No. 000- 51217)).**

10.16	Letter from Registrant to W. Bruce Johnson relating to employment dated February 3, 2006 (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K, for the fiscal year ended January 28, 2006 (the “2005 10-K”)) (File No. 000-51217).**

10.17	Kmart Management Corporation Restricted Stock Agreement with W. Bruce Johnson (incorporated by reference to Exhibit 10.4 to Kmart Holding Corporation’s Quarterly Report on Form 10-Q, for the fiscal quarter ended October 29, 2003 (File No. 000-50278)).**

10.18	Letter from Registrant to Craig T. Monaghan relating to employment dated July 26, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated July 26, 2006, filed on August 1, 2006 (File No. 000-51217)).**

*10.19	Letter from Registrant to Karen A. Austin relating to employment dated February 1, 2006.**

*10.20	Letter from Registrant to Maureen McGuire relating to employment dated September 28, 2005.**

10.21	Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10(c) to Registrant’s Current Report on Form 8-K, dated April 26, 2005, filed on April 29, 2005 (File No. 000-51217)).**

10.22	Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10(d) to Registrant’s Current Report on Form 8-K, dated April 26, 2005, filed on April 29, 2005 (File No. 000-51217)).**

10.23	Form of Non-Compete/Change of Control Agreement for Executive Officers of Sears, Roebuck and Co. (incorporated by reference to Exhibit 10 to Sears, Roebuck and Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999 (File No. 1-416)).**

10.24	Form of Executive Non-Disclosure and Non-Solicitation of Employees Agreement and Form of Executive Severance/Non-Compete Agreement for Executive Officers of Sears, Roebuck and Co. (incorporated by reference to Exhibit 10.(ii)(26) to Sears, Roebuck and Co.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 1-416)).**

10.25	Revised Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005 (File No. 000-51217)).**

10.26	Revised Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005 (File No. 000-51217)).**

10.27	Sears Holdings Corporation Director Compensation Program (incorporated by reference to Exhibit 10(b) to Registrant’s Current Report on Form 8-K dated September 29, 2005 (File No. 000-51217)).**

10.28	Letter of Credit Agreement, dated as of August 13, 2004 among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks (incorporated by reference to Exhibit 10.3 to Kmart Holding Corporation’s Quarterly Report on Form 10-Q, for the fiscal quarter ended July 28, 2004 (File No. 000-50278)).

10.29	First Amendment to Letter of Credit Agreement, dated as of August 13, 2004 among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks (incorporated by reference to Exhibit 10.3 to the Kmart Holding Corporation’s Quarterly Report on Form 10-Q, for the fiscal quarter ended October 27, 2004 (File No. 000-50278)).

10.30	Second Amendment to Letter of Credit Agreement, dated as of December 23, 2004, among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks (incorporated by reference to Exhibit 10.36 to the Kmart Holding Corporation’s Annual Report on Form 10-K, for the fiscal year ended January 26, 2005 (File No. 000-50278)).

10.31	Third Amendment to Letter of Credit Agreement, dated as of July 21, 2006, among Kmart Corporation, Sears, Roebuck and Co., and Bank of America, National Association as issuing bank (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2006 (File No. 000-51217)).

10.32	Guarantee executed by Sears, Roebuck and Co. under the Indenture, dated as of May 15, 1995, between Sears Roebuck Acceptance Corp. and JP Morgan Chase Bank (successor to The Chase Manhattan Bank, N.A.), as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 (incorporated by reference to Exhibit 4(g) to Sears Roebuck Acceptance Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-4040)).

10.33	Guarantee executed by Sears, Roebuck and Co. under the Indenture, dated as of October 1, 2002, between Sears Roebuck Acceptance Corp. and BNY Midwest Trust Company, as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 (incorporated by reference to Exhibit 4(h) to Sears Roebuck Acceptance Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-4040)).

10.34	Guarantee dated as of November 3, 2003 by Sears, Roebuck and Co. of the commercial paper master notes of Sears Roebuck Acceptance Corp. (incorporated by reference to Exhibit 10.38 to Sears, Roebuck and Co.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 1-416)).

10.35	Five-Year Credit Agreement, dated as of February 22, 2005 (the “Credit Agreement”), among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation as Borrowers, the Initial Lenders named therein, Citicorp USA, Inc. and Bank of America, N.A., as Syndication Agents, Barclays Bank PLC, Lehman Commercial Paper Inc., HSBC Bank USA, Merrill Lynch Bank USA, Morgan Stanley Bank, The Royal Bank of Scotland, PLC and Wachovia Bank National Association, the Documentation Agents, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10(a) to Sears Roebuck Acceptance Corp.’s current report on Form 8-K dated February 22, 2005, filed on February 28, 2005 (File No. 1-4040)).

10.36	First Amendment, dated as of November 4, 2005, to the Credit Agreement, among the Registrant, Sears Roebuck Acceptance Corp., Kmart Corporation, the Lenders party thereto, certain other parties, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.35 to the 2005 10-K (File No. 000-51217)).

10.37	Guarantee and Collateral Agreement dated March 24, 2005 by and among the Registrant, Sears, Roebuck and Co., and certain other affiliates of the Company (incorporated by reference to Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005 (File No. 000-51217)).

10.38	Purchase, Sale and Servicing Transfer Agreement, dated as of July 15, 2003, by and among Sears, Roebuck and Co., certain subsidiaries of Sears, Roebuck and Co. and Citicorp (incorporated by reference to Exhibit 10.1 to Sears, Roebuck and Co.’s Current Report on Form 8-K dated July 15, 2003 (File No. 1-416)).

10.39	Amendment No. 1, dated as of November 3, 2003, to the Purchase, Sale and Servicing Transfer Agreement, by and among Sears, Roebuck and Co., certain subsidiaries of Sears, Roebuck and Co. and Citicorp (incorporated by reference to Exhibit 2(b) to Sears, Roebuck and Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-416)).

10.40	Amended and Restated Program Agreement, dated as of July 15, 2003, amended and restated as of November 3, 2003, by and between Sears, Roebuck and Co., Sears Intellectual Property Management Company and Citibank (USA) N.A. (incorporated by reference to Exhibit 10(a) to Sears, Roebuck and Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-416).

10.41	Terms Sheet For Revision of Program Agreement Between Sears, Roebuck and Co. and Citibank USA, N.A., dated April 29, 2005 (incorporated by reference to Exhibit 10.40 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005 (File No. 000-51217)).

10.42	Registrant’s 2006 Long-Term Incentive Program (incorporated by reference to Exhibit 10.43 to the 2005 10-K) (File No. 000-51217).**

10.43	Registrant’s 2006 Annual Incentive Plan Document (incorporated by reference to Exhibit 10.44 to the 2005 10-K) (File No. 000-51217).**

*10.44	Form of Sears Holdings Corporation Restricted Stock Award Agreement.**

*10.45	Form of Sears Holdings Corporation Executive Long Term Incentive Plan Award Document.**

*21	Subsidiaries of Registrant.

*23.1	Consent of Deloitte & Touche LLP.

*23.2	Consent of BDO Seidman, LLP.

*24	Power of Attorney of certain officers and directors of Registrant.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.