Form 10-Q
period 2007-05-05
SEARS HOLDINGS CORP
filed 2007-06-01
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended May 5, 2007

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission file number 000-51217

SEARS HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois	60179
(Address of principal executive offices)	(Zip Code)

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

Yes    ☐            No    ☒

As of May 25, 2007, the Registrant had 152,492,175 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 Weeks Ended May 5, 2007 and April 29, 2006

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended
millions, except per share data	May 5, 2007	April 29, 2006
REVENUES
Merchandise sales and services	$11,702	$11,998

COSTS AND EXPENSES
Cost of sales, buying and occupancy	8,417	8,665
Selling and administrative	2,634	2,721
Depreciation and amortization	263	289
Gain on sales of assets	(5)	(17)
Restructuring charges	—	9

Total costs and expenses	11,309	11,667

Operating income	393	331
Interest and investment income	(40)	(40)
Interest expense	73	83
Other income	(6)	(8)

Income before income taxes and minority interest	366	296
Income taxes	143	118
Minority interest	7	(2)

NET INCOME	$216	$180

EARNINGS PER COMMON SHARE
Basic earnings per share	$1.40	$1.14
Diluted earnings per share	$1.40	$1.14
Basic weighted average common shares outstanding	153.8	158.0
Diluted weighted average common shares outstanding	153.9	158.0

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
millions, except per share data	May 5, 2007	April 29, 2006	February 3, 2007
ASSETS
Current assets
Cash and cash equivalents	$3,413	$3,182	$3,968
Accounts receivable	814	811	847
Merchandise inventories	10,323	9,581	9,907
Prepaid expenses and other current assets	421	409	372
Deferred income taxes	289	590	312

Total current assets	15,260	14,573	15,406

Property and equipment, net	8,928	9,490	9,132
Goodwill	1,714	1,797	1,692
Tradenames and other intangible assets	3,413	3,453	3,437
Other assets	375	578	399

TOTAL ASSETS	$29,690	$29,891	$30,066

LIABILITIES
Current liabilities
Short-term borrowings	$98	$134	$94
Current portion of long-term debt and capitalized lease obligations	734	215	613
Merchandise payables	3,536	3,634	3,312
Income taxes payable	2	427	359
Other current liabilities	3,430	3,873	3,965
Unearned revenues	1,091	1,053	1,073
Other taxes	537	646	636

Total current liabilities	9,428	9,982	10,052

Long-term debt and capitalized lease obligations	2,669	3,510	2,849
Pension and postretirement benefits	1,486	2,392	1,648
Minority interest and other liabilities	3,196	2,633	2,803

Total Liabilities	16,779	18,517	17,352

SHAREHOLDERS’ EQUITY
Preferred stock, 20 shares authorized; no shares outstanding	—	—	—
Common stock $0.01 par value; 500 shares authorized; 154, 156, and 154 shares outstanding, respectively	2	2	2
Capital in excess of par value	10,402	10,264	10,393
Retained earnings	3,898	2,378	3,688
Treasury stock—at cost	(1,452)	(1,057)	(1,437)
Accumulated other comprehensive income (loss)	61	(213)	68

Total Shareholders’ Equity	12,911	11,374	12,714

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,690	$29,891	$30,066

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
millions	May 5, 2007	April 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$216	$180
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	263	289
Curtailment gain on Sears Canada’s post-retirement benefit plans	(27)	—
Loss on total return swaps, net	21	—
Gain on sales of assets	(5)	(17)
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(90)	(81)
Merchandise inventories	(409)	(517)
Merchandise payables	220	176
Income and other taxes	(463)	(123)
Other operating assets	28	12
Other operating liabilities(1) (2)	(144)	(265)

Net cash used in operating activities	(390)	(346)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(277)
Proceeds from sales of property and investments	18	30
Purchases of property and equipment	(113)	(80)
Change in collateral on total return swaps, net	15	—
Cash settlements on total return swaps, net	(40)	—

Net cash used in investing activities	(120)	(327)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	—	260
Repayments of long-term debt	(51)	(385)
Increase (decrease) in short-term borrowings, primarily 90 days or less	4	(44)
Purchase of treasury stock	(1)	(413)

Net cash used in financing activities	(48)	(582)

Effect of exchange rate changes on cash and cash equivalents	3	(3)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(555)	(1,258)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,968	4,440

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,413	$3,182

SUPPLEMENTAL DISCLOSURE ABOUT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Bankruptcy related settlements resulting in the receipt of treasury stock	$15	$—
Supplemental Cash Flow Data:
(1)Income taxes paid	227	232
(2)Cash interest paid	59	58

See accompanying notes.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Sears Holdings Corporation (“Holdings,” “we,” “us,” “our” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), which was completed on March 24, 2005. We are a broadline retailer with approximately 2,300 full-line and 1,100 specialty retail stores in the United States operating through Kmart and Sears and approximately 370 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 70%-owned subsidiary.

These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The retail business is seasonal in nature, and we generate a high proportion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. These interim financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007. Certain prior period amounts have been reclassified to conform to the current interim period presentation.

NOTE 2 – BORROWINGS

Total borrowings were as follows:

millions	May 5, 2007	April 29, 2006	February 3, 2007
Short-term borrowings:
Unsecured commercial paper	$98	$134	$94
Long-term debt, including current portion:
Notes and debentures outstanding	2,624	2,873	2,662
Capitalized lease obligations	779	852	800

Total borrowings	$3,501	$3,859	$3,556

Credit Agreement

We have a $4.0 billion, five-year credit agreement (the “Credit Agreement”) in place as a potential funding source for general corporate purposes and which includes a $1.5 billion letter of credit sublimit. The Credit Agreement, which has an expiration date of March 2010, is a revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of our direct and indirect subsidiaries and is secured by a first lien on our domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory levels, subject to certain limitations. As of May 5, 2007, we had $232 million of letters of credit outstanding under the Credit Agreement with $3.8 billion of availability remaining under the Credit Agreement. There were no direct borrowings under the facility during the 13-week period ended May 5, 2007. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Letter of Credit Agreement

We also have a letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $1.0 billion. The LC Agreement, which is renewable annually upon agreement of the parties, is scheduled to renew in July 2007. As of May 5, 2007, there were $685 million of letters of credit outstanding under the LC Agreement.

Cash Collateral

Under the terms of the LC Agreement, we have the ability to post cash, inventory or other letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits us from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if we elect to post cash collateral, we must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. We had $688 million posted as collateral under the LC Agreement as of May 5, 2007. We continue to classify the cash collateral posted under the terms of the LC Agreement as cash and cash equivalents due to our ability to substitute these letters of credit with letters of credit under the Credit Agreement, which does not require cash collateral, and our ability to provide letters of credit under the Credit Agreement as collateral. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change.

We also post cash collateral for certain self-insurance programs. We continue to classify the cash collateral posted for self-insurance programs as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. As of May 5, 2007, we had $32 million posted as collateral for self-insurance programs.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In fiscal 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of May 5, 2007, there were $10 million in borrowings outstanding under the OSH LLC Facility and $3 million in outstanding letters of credit.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Forwards

As of May 5, 2007, we had a series of foreign currency forward contracts outstanding with a total Canadian notional value of $1.0 billion and with a weighted-average remaining life of 0.6 years. A total of $950 million in Canadian notional value of these contracts was designated and qualified as hedges of the foreign currency exposure of our net investment in Sears Canada, and the remaining $50 million Canadian notional value are amounts for which hedge accounting has not been applied. The aggregate fair value of the forward contracts as of May 5, 2007, negative $5 million, has been recorded as a liability on our condensed consolidated balance sheet. An offsetting amount of $5 million was recorded as a component of other comprehensive income for those contracts for which hedge accounting was applied, and a nominal loss was recorded in our condensed consolidated income statement as a component of other income for these contracts for which hedge accounting was not applied.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Total Return Swaps

We, from time to time, invest our surplus cash in various securities and financial instruments, including total return swaps, which are derivative contracts that synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. In exchange for receiving the return tied to the position underlying a total return swap, we pay a floating rate of interest tied to LIBOR on the notional amount of the contract. The fair value of a total return swap is based on the quoted market price of the underlying position and changes in fair value of the total return swaps are recognized currently in earnings. During the 13-week period ended May 5, 2007, we recognized $21 million of investment losses related to these total return swaps. As of May 5, 2007, the total return swaps had an aggregate notional amount of $345 million and a fair value of $15 million. The aggregate fair value of the total return swaps has been recorded as a current receivable on our condensed consolidated balance sheet as of May 5, 2007. These investments are highly concentrated and involve substantial risks. Accordingly, our financial position and quarterly and annual results of operations may be positively or negatively materially affected based on the timing, magnitude and performance of these investments.

Under the terms of the transactions with the respective counterparties, we are required to post cash collateral of up to 25 percent of the notional amount of the underlying total return swap position, plus the amount of any unrealized losses on the positions. As of May 5, 2007, the collateral balance held by our counterparties, based on our total return swaps’ aggregate notional amount of $345 million, was $65 million and was recorded as a current receivable on our condensed consolidated balance sheet.

NOTE 4 – INTEREST AND INVESTMENT INCOME

The following table sets forth the components of interest and investment income as reported in our condensed consolidated statements of income. We have reclassified previously reported amounts for interest income and other investment income to conform to current-period presentation.

	13 Weeks Ended
millions	May 5, 2007	April 29, 2006
Interest income on cash and cash equivalents	$37	$36
Total return swap losses	(21)	—
Other investment income	24	4

Total	$40	$40

Interest Income on Cash and Cash Equivalents

We recorded interest income of $37 million and $36 million for the 13-week periods ended May 5, 2007 and April 29, 2006, respectively, primarily related to interest earned on cash and cash equivalents. These cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, U.S. federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to us.

Total Return Swap Income

As discussed in Note 3, we, from time to time, invest our surplus cash in various securities and financial instruments, including total return swaps. We recognized $21 million of pre-tax investment losses related to total

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

return swaps for the 13-week period ended May 5, 2007. We did not employ the use of total return swaps during the first quarter of fiscal 2006.

Other Investment Income

Other investment income primarily includes income generated by (and sales of investments in) certain real estate joint ventures and other equity investments in which we do not have a controlling interest. During the 13-week period ended May 5, 2007, other investment income included a $20 million dividend received on our cost method investment in Sears Mexico.

NOTE 5 – BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding.

	13 Weeks Ended
millions	May 5, 2007	April 29, 2006
Basic weighted average common shares	153.8	158.0
Dilutive effect of stock options	0.1	—

Diluted weighted average common shares	153.9	158.0

NOTE 6 – CLAIMS RESOLUTION AND BANKRUPTCY-RELATED SETTLEMENTS

Claims Resolution

On May 6, 2003, Kmart Corporation (the “Predecessor Company”), a predecessor operating company of Kmart, emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws pursuant to the terms of a plan of reorganization (the “Plan of Reorganization”). The Predecessor Company is a direct, wholly owned subsidiary of Kmart and an indirect, wholly owned subsidiary of Holdings.

We have made significant progress in the reconciliation and settlement of various classes of claims associated with the discharge of the Predecessor Company’s liabilities subject to compromise pursuant to the Plan of Reorganization. Differences between claim amounts filed and our estimates are being investigated and resolved through the claims resolution process. Since June 30, 2003, the first distribution date established in the Plan of Reorganization, approximately 29.7 million shares of the 31.9 million shares set aside for distribution have been distributed to holders of Class 5 claims, and approximately $7 million and $4 million in cash has been distributed to the holders of Class 6 and to the holders of Class 7 claims, respectively. Further, we pro-rated approximately $5 million from the settlement that the Creditor Trust received to holders of class 4, 5, 6, 8, 10 and 11 claims. As we were unable to determine the ultimate amount of allowed claims until the claims resolution process was largely completed, a distribution reserve for Class 5 claim settlements was established. At February 3, 2007, our distribution reserve for Class 5 claim settlements was 5 percent of the total shares expected to be distributed. Based on the Class 5 claims resolved to date, we believe that the ultimate amount of the allowed Class 5 claims will be less than the $4.3 billion provided for in the Plan of Reorganization. As such, the Class 5 distribution reserve of 5 percent was distributed to the allowed Class 5 creditors during the quarter ended May 5, 2007. The remaining shares left over after all Class 5 claims are ultimately settled will be distributed to the Class 5 creditors in proportion to their allowed claims.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Bankruptcy-Related Settlements

We recognized recoveries of $6 million for the 13-week period ended May 5, 2007, from vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. In conjunction with these recoveries and other bankruptcy settlements entered into this quarter, we were assigned 39,265 shares of common stock (weighted average price of $186.17 per share) with an approximate value of $8 million. Furthermore, we received an additional 74,348 common shares this quarter for bankruptcy settlements entered into in previous periods from the distribution of the Class 5 distribution reserve described above. The transactions are recorded at the market value of the common shares at the time of the settlement agreement (weighted average price of $97.96) for a total of $7 million.

NOTE 7 – SHAREHOLDERS’ EQUITY

Share Repurchase Program

During the first quarter of 2007, we did not repurchase any shares of our common stock through our share repurchase program, although we received 113,613 shares of our common stock during the quarter in connection with bankruptcy-related settlements and acquired 7,002 shares of our common stock from associates to meet withholding tax requirements from the vesting of restricted stock. As of May 5, 2007, we had remaining authorization to repurchase $604 million of common shares under our existing share repurchase program approved by our Board of Directors. The repurchase program has no stated expiration date and the remaining shares may be purchased in the open market, through self-tender offers or through privately negotiated transactions.

Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table shows the computation of comprehensive income:

	13 Weeks Ended
millions	May 5, 2007	April 29, 2006
Net income	$216	$180
Other comprehensive loss:
Pension liability adjustment	16	—
Foreign currency translation adjustments	(24)	(8)

Total other comprehensive loss	(8)	(8)

Total comprehensive income	$208	$172

The following table displays the components of accumulated other comprehensive income (loss):

millions	May 5, 2007	April 29, 2006	February 3, 2007
Currency translation adjustments	$(17)	$(26)	$6
Minimum pension liability, net of tax	—	(187)	—
Pension and postretirement adjustments, net of tax	78	—	62

Accumulated other comprehensive income (loss)	$61	$(213)	$68

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 8 – BENEFIT PLANS

Pension and Postretirement Benefit Plans

We provide benefits to certain associates who are eligible under various defined benefit pension plans, contributory defined benefit pension plans and other post-retirement plans, primarily retiree medical benefits. The following table summarizes the components of total net periodic benefit expense for our retirement plans:

	13 Weeks Ended
millions	May 5, 2007	April 29, 2006
Components of net periodic expense:
Benefits earned during the period	$3	$11
Interest costs	95	108
Expected return on plan assets	(96)	(107)

Net periodic expense	$2	$12

Sears Canada Curtailment Gain

In February 2007, Sears Canada announced amendments to its post-retirement programs including the introduction of a defined contribution component to its pension plan and the discontinuation of retiree medical, dental and life benefits for those Sears Canada associates who will not have achieved eligibility for such benefits by December 31, 2008. The amendments to the post-retirement programs generated a curtailment gain and reduction to the benefit plan obligation in the amount of $27 million during the 13-week period ended May 5, 2007.

Contributions

During the 13-week period ended May 5, 2007, we made total contributions of $78 million to our domestic pension plans. We expect to make contributions of $115 million over the remainder of fiscal 2007.

NOTE 9 – INCOME TAXES

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.

Effective at the beginning of fiscal 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). The impact upon adoption was to decrease retained earnings by $6 million and to increase our accruals for uncertain tax positions by a corresponding amount. In accordance with FIN 48, we increased goodwill and accruals for uncertain tax positions by $13 million to reflect the measurement of uncertain tax positions associated with previous business acquisitions, and increased capital in excess of par value and decreased accruals for uncertain tax positions by $2 million to reflect measurement of an uncertain tax position related to Predecessor Company pre-petition income tax liabilities. In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” resolution of these matters results in a direct credit to capital in excess of par value within shareholders’ equity.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

After implementation of FIN No. 48, we had gross unrecognized tax benefits of $408 million. Of this amount, $89 million would, if recognized, affect our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences and prior business combinations or any other indirect tax benefits. We expect that our unrecognized tax benefits could decrease in the range of $0 million to $81 million over the next 12 months for federal and state tax positions related to prior business dispositions due to both the expiration of the statute of limitations for certain jurisdictions as well as expected settlements.

Interest and penalties associated with uncertain tax positions are recognized as components of the provision for income tax expense. Our accrual for interest was $95 million upon adoption of FIN 48.

We file income tax returns in both the United States and various foreign jurisdictions. The Internal Revenue Service (“IRS”) has recently commenced an audit of the Holdings federal income tax return for the fiscal year 2005 and the Sears federal income tax returns for the fiscal years 2004 and 2005 through the date of Merger. The IRS has completed its examination of the Sears federal income tax returns for the fiscal years 2002 and 2003, and we are working with the IRS to resolve certain matters arising from this exam. In addition, Holdings and Sears are subject to various state, local and foreign income tax examinations for the fiscal years 2001—2005 and Kmart is subject to such examinations for the fiscal years 2003—2005.

In connection with the Merger, deferred tax assets of $350 million were recorded related to state net operating losses (“NOLs”) of Sears. A valuation allowance of $330 million was recorded with respect to this deferred tax asset. As a result, we recognized a net deferred tax asset of $20 million in conjunction with the purchase price allocation related to the Merger. During fiscal 2006, we recorded an additional $2 million valuation allowance with respect to the deferred tax asset and decreased the NOL deferred tax asset by $3 million, resulting in a NOL deferred tax asset of $347 million and a valuation allowance of $332 million at the end of fiscal 2006. In the first quarter of fiscal 2007, we decreased our NOL deferred tax asset by $205 million and decreased our valuation allowance by a corresponding amount due to the implementation of FIN 48. As a result, we have a NOL deferred tax asset of $142 million and a valuation allowance of $127 million at the end of the first quarter of fiscal 2007. We will continue to assess the likelihood of realization of these state deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized. To the extent that these valuation allowances are reversed in the future, such effects would be recorded as a decrease to goodwill.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 10 – SUMMARY OF SEGMENT DATA

We have three reportable segments: Kmart, Sears Domestic and Sears Canada. Sears Canada’s results are reported to us on a one-month lag. Therefore, the results of operations for the 13-week periods ended May 5, 2007 and April 29, 2006 include operating results for Sears Canada for the periods from December 31, 2006 to March 31, 2007 and January 1, 2006 to April 1, 2006, respectively.

	For the 13 Weeks Ended
	May 5, 2007
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$4,015	$6,660	$1,027	$11,702
Cost and expenses
Cost of sales, buying and occupancy	3,055	4,629	733	8,417
Selling and administrative	840	1,578	216	2,634
Depreciation and amortization	26	206	31	263
(Gain) loss on sales of assets	(1)	1	(5)	(5)

Total costs and expenses	3,920	6,414	975	11,309

Operating income	$95	$246	$52	$393

Total assets	$7,511	$19,337	$2,842	$29,690

	For the 13 Weeks Ended
	April 29, 2006
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$4,254	$6,697	$1,047	$11,998
Cost and expenses
Cost of sales, buying and occupancy	3,241	4,661	763	8,665
Selling and administrative	855	1,620	246	2,721
Depreciation and amortization	15	240	34	289
Gain on sales of assets	(17)	—	—	(17)
Restructuring charges	4	—	5	9

Total costs and expenses	4,098	6,521	1,048	11,667

Operating income (loss)	$156	$176	$(1)	$331

Total assets	$7,126	$19,752	$3,013	$29,891

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 11 – SUPPLEMENTAL FINANCIAL INFORMATION

Other current liabilities as of May 5, 2007, April 29, 2006 and February 3, 2007 consisted of the following:

millions	May 5, 2007	April 29, 2006	February 3, 2007
Payroll and benefits payable	$362	$345	$535
Outstanding checks in excess of funds on deposit	310	409	353
Current portion of self-insurance reserves	357	466	370
Accrued expenses	1,110	1,358	1,256
Other	1,291	1,295	1,451

Total	$3,430	$3,873	$3,965

Minority interest and other liabilities as of May 5, 2007, April 29, 2006 and February 3, 2007 consisted of the following:

millions	May 5, 2007	April 29, 2006	February 3, 2007
Unearned revenues	$931	$897	$928
Self-insurance reserves	807	675	772
Minority interest	199	260	169
Other	1,259	801	934

Total	$3,196	$2,633	$2,803

NOTE 12 – LEGAL PROCEEDINGS

Pending against Sears and certain of its officers and directors are a number of lawsuits, described below, that relate to Sears’ former credit card business and public statements about it. We believe that all of these claims lack merit and, except as noted below, are defending against them vigorously.

•

In re: Sears, Roebuck and Co. ERISA Litigation—On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears, certain officers and directors, and alleged fiduciaries of Sears’ 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in Sears’ common shares and alleged communications made to Plan participants regarding Sears’ financial condition. The Court has consolidated these actions and certified the consolidated action as a class action. Pursuant to an agreement dated February 13, 2007, defendants agreed to settle the matter. We expect that the Court will enter an Order and Final Judgment as to the consolidated action with Sears’ final payment due to plaintiffs shortly thereafter. In agreeing to the settlement, defendants did not admit any wrongdoing and denied committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. The settlement is not expected to have a material adverse effect on annual results of operations, financial position, liquidity or capital resources of the Company.

•	Marilyn Clark, derivatively on behalf of Sears, Roebuck and Co. v. Alan J. Lacy, et al.—On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(the “New York Court”) against Sears (as a nominal defendant) and certain current and former directors seeking damages on behalf of Sears. The complaint purports to allege a breach of fiduciary duty by the directors with respect to Sears’ management of its credit business. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois (the “Illinois State Court”), and a third was filed in the United States District Court for the Northern District of Illinois. The New York Court derivative suit was dismissed on June 21, 2004. A New York appellate court affirmed the dismissal on December 6, 2005, and the time for further appeal has expired. The two Illinois State Court derivative suits were dismissed on September 30, 2004. The order of dismissal became final on December 1, 2004, and the time to appeal has expired. The defendant directors filed a motion to dismiss the Illinois federal court action on May 22, 2006. In lieu of a response, plaintiffs filed an amended complaint seeking to correct various procedural deficiencies in their original pleading and adding Sears Holdings Corporation as a defendant. Defendants’ response to the amended complaint is due on June 18, 2007.

•

Thomas G. Ong for Thomas G. Ong IRA, et al. v. Sears, Roebuck & Co., et al.—On June 17, 2003, an action was filed in the United States District Court for the Northern District of Illinois against Sears and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. Pursuant to a subsequently filed amended complaint, plaintiffs named as additional defendants certain former Sears officers not originally named, SRAC and several investment banking firms which had acted as underwriters for SRAC’s March 18, May 21 and June 21, 2002 notes offerings. The complaint purports to allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and, as against the individual defendants, violations of §20(a) of the Exchange Act. The complaint purports to allege that defendants made a number of false and misleading statements in one or more prospectuses for debt securities offerings and in SEC filings and other public statements, concerning the adequacy of reserves for uncollectible accounts, and the condition of Sears’ former credit business, among other things. Plaintiffs filed and then withdrew a motion for class certification. Plaintiffs’ renewed motion for class certification is due on June 22, 2007. Discovery is underway.

Following the announcement of the Merger on November 17, 2004, several actions have been filed relating to the transaction. These lawsuits are in their preliminary stages, and defendants have not yet been required to respond to certain of the complaints. We believe that all of these claims lack merit and intend to defend against them vigorously.

•

William Fischer, individually and on behalf of all others similarly situated v. Sears, Roebuck and Co., et al.—Three actions were filed and then consolidated in the Circuit Court of Cook County, Illinois. These actions assert claims on behalf of a purported class of Sears’ stockholders against Sears and certain of its officers and directors, together with Kmart, Edward S. Lampert, William C. Crowley and other affiliated entities, alleging breach of fiduciary duty in connection with the Merger and seeking damages. The plaintiffs allege that the Merger favors interested defendants by awarding them disproportionate benefits, and that the defendants failed to take appropriate steps to maximize the value of a merger transaction for Sears’ stockholders. On September 7, 2006, plaintiffs filed a notice of appeal of the court’s August 8, 2006 order dismissing plaintiffs’ amended complaint. Briefing on the appeal has been completed. The case has not been set for oral argument.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Effective May 11, 2005, Sears terminated for cause its Master Services Agreement (the “Agreement”) with Computer Sciences Corporation (“CSC”). CSC had been providing information technology infrastructure support services, including desktops, servers, and systems to support Sears-related websites, voice and data networks and decision support technology to Sears and its subsidiaries under the 10-year Agreement entered into in June 2004. CSC disputes Sears’ assertion that grounds for termination for cause existed and claims that, as a result of terminating this Agreement, Sears is liable to CSC for damages. On December 12, 2006, both Sears and CSC filed separate Statements of Claim and Demands for Arbitration with the American Arbitration Association seeking to resolve their dispute. The arbitration panel has been selected and has set the matter for a bifurcated hearing, the first phase of which is set to commence on October 15, 2007. Meanwhile, the parties have commenced written discovery.

In Capital Factors v. Kmart Corporation, the United States District Court for the Northern District of Illinois ruled that the Bankruptcy Court did not have the authority to authorize the payment of pre-petition claims of certain trade vendors by the Company. An appeal of the ruling and subsequent motions for rehearing were denied. In order to satisfy its fiduciary responsibility to pursue claims against the critical vendors during the pendency of the appeal, in January 2004 the Company filed suit against a total of 1,189 vendors that received these payments seeking to recover in excess of $174 million paid to the critical vendors. To date, Kmart has settled approximately 1,120 critical vendor claims for a total recovery the Company values at approximately $80 million.

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

In re: Sears Holdings Corporation Securities Litigation—In May and July 2006, two putative class action lawsuits, which each name as defendants Sears Holdings Corporation and Edward Lampert, were filed in United States District Court for the Southern District of New York, purportedly on behalf of a class of persons that sold shares of Kmart Holding Corporation stock on or after May 6, 2003 through June 4, 2004. The plaintiffs in each

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

case allege that Kmart’s Plan of Reorganization and Disclosure Statement filed on January 24, 2003 and amended on February 25, 2003 misrepresented Kmart’s assets, particularly its real estate holdings, as evidenced by the prices at which Kmart subsequently sold certain of its stores in June 2004 to Home Depot and Sears. The plaintiffs seek damages for alleged misrepresentations. On December 19, 2006, the Court consolidated the actions. Plaintiffs have filed their consolidated complaint and Sears’ response is due on July 20, 2007.

AIG Annuity Insurance Company, et al. v. Sears, Roebuck and Co.—On October 12, 2004, an action was filed against Sears in the District Court, 192nd Judicial District, Dallas County, Texas by several holders of certain bonds issued by Sears from 1991 through 1993. Plaintiffs purport to allege under theories of breach of contract and misrepresentation, that Sears prematurely redeemed the bonds in 2004 following Sears’ sale of the credit business in 2003. On February 2, 2007, a jury in the case reached a verdict against Sears and the Court subsequently awarded plaintiffs $61,453,826 plus post-judgment interest. Plaintiffs have filed a motion for pre-judgment interest and Sears has filed a motion for a new trial, both of which are set for ruling on June 5, 2007.

We are subject to various other legal and governmental proceedings, many involving litigation incidental to our businesses. Some matters contain class action allegations, employment claims, environmental and asbestos exposure allegations and other consumer-based claims, each of which may seek compensatory, punitive or treble damage claims (potentially in large amounts) or as well as other types of relief. In addition, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” we accrue an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated and we do not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. Because litigation outcomes are inherently unpredictable, these assessments often involve a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. While the consequences of certain unresolved proceedings are not presently determinable, an adverse outcome from certain matters could have a material adverse effect on our earnings in any given reporting period. However, in the opinion of our management after consulting with legal counsel, and taking into account insurance and reserves, the ultimate liability is not expected to have a material adverse effect on our financial position, liquidity or capital resources.

During the first quarter of fiscal 2007, we recorded a $30 million legal settlement gain received in relation to a contract dispute. We have recorded the $30 million gain as a reduction to selling and administrative expense in the condensed consolidated statement of income for the 13 weeks ended May 5, 2007.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 effective February 4, 2007. The impact upon adoption was to decrease our beginning retained earnings by approximately $6 million. See Note 9 for further information regarding the impact of adopting FIN 48.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other postretirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of other comprehensive income (OCI), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. As required by SFAS No. 158, we adopted the recognition and disclosure provisions of the Statement as of February 3, 2007, and accordingly recognized the funded status of our defined benefit pension and other postretirement plans and provided the required additional disclosures. The adoption of these provisions of SFAS No. 158 did not have any material impact on our consolidated results of operations or cash flows.

As required under the Statement, we will adopt the measurement-date requirements of SFAS No. 158 effective fiscal 2008. Under the measurement-date requirements, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. We currently measure our plan assets and obligations as of December 31st. We will adopt the change in measurement date by re-measuring plan assets and benefit obligations as of our fiscal year-end in fiscal 2008, pursuant to the transition requirements of SFAS No. 158. We are currently evaluating the impact, if any, the adoption of the measurement-date requirements of SFAS No. 158 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, SFAS No. 159 will have on our financial statements.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 5, 2007 and April 29, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 3, 2007.

OVERVIEW OF HOLDINGS

Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are a broadline retailer with approximately 2,300 full-line and 1,100 specialty retail stores in the United States operating through Kmart and Sears and approximately 370 full-line and specialty retail stores in Canada operating through Sears Canada, a 70%-owned subsidiary. We currently conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended February 3, 2007.

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended
millions, except per share data	May 5, 2007	April 29, 2006
REVENUES
Merchandise sales and services	$11,702	$11,998
COSTS AND EXPENSES
Cost of sales, buying and occupancy	8,417	8,665
Gross margin dollars	3,285	3,333
Gross margin rate	28.1%	27.8%
Selling and administrative	2,634	2,721
Selling and administrative expense as a percentage of total revenues	22.5%	22.7%
Depreciation and amortization	263	289
Gain on sales of assets	(5)	(17)
Restructuring charges	—	9

Total costs and expenses	11,309	11,667

Operating income	393	331
Interest and investment income	(40)	(40)
Interest expense	73	83
Other income	(6)	(8)

Income before income taxes and minority interest	366	296
Income taxes	143	118
Minority interest	7	(2)

NET INCOME	$216	$180

EARNINGS PER COMMON SHARE
Diluted earnings per share	$1.40	$1.14
Diluted weighted average common shares outstanding	153.9	158.0

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 5, 2007 and April 29, 2006

Net Income and Earnings per Share Summary

For the quarter, we generated net income of $216 million ($1.40 per diluted share) in fiscal 2007, as compared to $180 million ($1.14 per diluted share) for the first quarter of fiscal 2006. Net income for both periods was impacted by certain significant items. The magnitude of such items may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period, affecting the comparability of our financial performance. Accordingly, we consider the aggregate impact of these items, along with reported results, in reviewing and evaluating our financial performance.

The nature of these items and their impact on diluted earnings per share is set forth below:

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Earnings per diluted share	$1.40	$1.14
Less:
Legal settlement gain	0.12	—
Sears Canada post-retirement benefit plans curtailment gain	0.11	—
Hurricane related recoveries	0.06	—
Dividend—investment in Sears Mexico	0.08	—
Total return swap losses	(0.08)	—
Gain on sales of assets	0.01	0.06
Restructuring charges	—	(0.03)

Earnings per diluted share excluding above items	$1.10	$1.11

During the first quarter of fiscal 2007, we recognized: 1) a $30 million gain ($18 million after tax or $0.12 per diluted share) related to the legal settlement of a contractual dispute, 2) a curtailment gain of $27 million ($16 million after tax or $0.11 per diluted share) related to certain amendments made to Sears Canada’s post-retirement benefit plans, 3) a gain of $15 million ($9 million after tax or $0.06 per diluted share) for insurance recoveries received on claims filed for certain of our property damaged by hurricanes during fiscal 2005, and 4) a $20 million ($12 million after tax or $0.08 per diluted share) dividend we received on our investment in Sears Mexico. These gains were partially offset by investment losses of $21 million ($13 million after tax or $0.08 per diluted share) incurred during the quarter on our total return swap investments (see the “Interest and Investment Income” section below for further details). In addition, the first quarter of fiscal 2007 included $5 million ($2 million after tax or $0.01 per diluted share) of gains on sales of assets, as compared to $17 million ($10 million after tax or $0.06 per diluted share) of such gains in the first quarter of fiscal 2006. The first quarter of fiscal 2006 also included restructuring charges of $9 million ($5 million after tax or $0.03 per diluted share) (see the “Restructuring Charges” section below for further details). Earnings per diluted share also benefited from lower average diluted shares outstanding during 2007 as compared with 2006.

Our quarterly net income increased primarily as a result of the aggregate impact of the above-noted items, as well as from improved operating results at Sears Canada and lower expenses at Sears Domestic. The impact of favorable performance in these areas was offset by reduced operating income within our Kmart business, where a decline in sales resulted in reduced gross margin dollars. Kmart’s operating income for the first quarter declined $61 million, or 39%, as compared to the first quarter of last year.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 5, 2007 and April 29, 2006

Comparable Store Sales

Our fiscal 2007 first quarter was comprised of the 13-week period ended May 5, 2007, while our fiscal 2006 first quarter was comprised of the 13-week period ended April 29, 2006. This week shift in sales, while having a somewhat favorable impact on total revenues recorded during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006, had no impact on the comparable store sales results reported herein. This is due to the fact that, for purposes of reporting comparable sales for the first quarter, weeks 1 through 13 of fiscal 2007 have been compared to weeks 2 through 14 of fiscal 2006, thereby eliminating the impact of the week shift.

Using this methodology, domestic comparable store sales declined 3.9% during the first quarter of fiscal 2007. Sears Domestic comparable store sales declined 3.4% for the quarter, while Kmart comparable store sales declined 4.4%. We believe these declines reflect both increased competition and the impact of external factors such as rising energy costs, a slower housing market and poor weather conditions during the latter part of the first quarter of fiscal 2007. Kmart experienced lower transaction volumes across most merchandise categories, most notably within home goods, health and beauty products, and food and consumables. Similarly, Sears Domestic recorded comparable store sales declines across most merchandise categories and formats, with a notable decline in home appliance sales, which we believe primarily reflects both a slower U.S. housing market and the impact of increased competition.

Total Revenues

For the quarter, total revenues declined $0.3 billion, or 2.5%, to $11.7 billion in fiscal 2007, as compared to $12.0 billion for the first quarter of fiscal 2006. This decline reflects the above-noted impact of lower comparable store sales partially offset by sales increases within both our Lands’ End and home services businesses. In addition, the week shift in reporting as detailed above had a favorable impact on total revenues for the first quarter of fiscal 2007 of approximately 0.5%. The largest sales decline for the quarter was recorded at Kmart, where revenues declined $239 million, or 5.6%, primarily as a result of the above-noted comparable store sales declines, as well as a decrease in the total number of Kmart stores in operation, which accounted for an approximate 1.4% decline in total Kmart sales for the first quarter of fiscal 2007.

Gross Margin

For the quarter, our gross margin as a percentage of merchandise sales and services revenue (“gross margin rate”) was 28.1% in fiscal 2007, as compared to 27.8% for the first quarter of fiscal 2006. Sears Canada’s improved margin performance, including better inventory management and less inventory shrinkage, was primarily responsible for the overall increase in gross margin rate. Sears Canada’s gross margin rate improved to 28.6% in the first quarter of fiscal 2007, as compared to 27.1% for the first quarter of fiscal 2006. Domestically, our gross margin rate remained largely unchanged from the first quarter of fiscal 2006: 28.0% for the current-year quarter as compared to 27.8% for the first quarter of fiscal 2006, as improvements in product margins were offset by lower expense leverage relative to buying and occupancy costs, and to a lesser degree, higher store utility and maintenance expenses. The increased gross margin rate was not sufficient to offset the negative gross margin dollar impact of sales declines.

Selling and Administrative Expenses

For the quarter, our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 22.5% in fiscal 2007, as compared to 22.7% for the first quarter of fiscal 2006. The current year rate was favorably impacted by a number of the significant items noted above in the “Net Income and Earnings per Share Summary” section that were recorded within selling and administrative expenses,

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 5, 2007 and April 29, 2006

including the $30 million gain related to a legal settlement, the $27 million curtailment gain recorded in connection with changes made to Sears Canada’s benefit plans, and the $15 million gain related to insurance recoveries for certain Sears property damaged by hurricanes during fiscal 2005. Excluding these amounts, our selling and administrative expense rate for the first quarter of fiscal 2007 was 23.1%, primarily reflecting an increased rate at Kmart, where lower sales levels during the first quarter of fiscal 2007 reduced expense leverage.

Restructuring Charges

Restructuring charges of $9 million were recorded in the first quarter of fiscal 2006. Fiscal 2006 first quarter charges included $5 million recorded at Sears Canada for workforce reductions and ongoing restructuring efforts initiated during the second half of fiscal 2005, and $4 million recorded at Kmart for relocation assistance and employee termination-related costs associated with Holdings’ home office integration efforts, also initiated in fiscal 2005. There were no restructuring charges in the first quarter of fiscal 2007.

Operating Income

For the quarter, our operating income increased $62 million to $393 million in fiscal 2007, as compared to $331 million in the first quarter of fiscal 2006. This increase primarily reflects the above-noted $30 million legal settlement gain, the $27 million Sears Canada benefit curtailment gain, and the $15 million gain on hurricane-related insurance recoveries, all recorded during the first quarter of fiscal 2007, as well as improved operating results at Sears Canada and lower expenses at Sears Domestic, partially offset by lower operating income at Kmart.

Interest and Investment Income

We recorded $40 million in interest and investment income for both the first quarter of fiscal 2007 and the first quarter of fiscal 2006, primarily related to interest earned on our balances of surplus cash and cash equivalents. In addition, as noted above, interest and investment income for the first quarter of fiscal 2007 included both a pre-tax dividend of $20 million received in connection with our investment in Sears Mexico and pre-tax total return swap losses of $21 million. The total return swaps are derivative contracts that synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. In exchange for receiving the return tied to the position underlying a total return swap, we pay a floating rate of interest tied to LIBOR on the notional amount of the contract. Changes in fair value of the total return swaps are recognized currently in earnings. We did not employ the use of total return swaps during the first quarter of fiscal 2006.

Interest Expense

We incurred $73 million in interest expense during the first quarter of fiscal 2007, as compared to $83 million in the first quarter of last year. The reduction reflects lower average outstanding borrowings.

Other Income

Other income is primarily comprised of bankruptcy-related recoveries. A total of $6 million in bankruptcy-related recoveries were recorded in the first quarter of fiscal 2007, as compared to $1 million in the first quarter of fiscal 2006. Bankruptcy-related recoveries represent amounts recognized from vendors who had received cash payment for pre-petition obligations.

Income Taxes

For the quarter, the effective tax rate was 39.1%, as compared to 39.9% in the first quarter of fiscal 2006, with the decrease primarily attributable to the favorable resolution of certain income tax matters subsequent to the first quarter in the prior year, which favorably impacted our effective income tax rate prospectively.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 5, 2007 and April 29, 2006

SEGMENT OPERATIONS

The following discussion of our business segment results is organized into three segments: Kmart, Sears Domestic and Sears Canada.

Kmart

Kmart results and key statistics were as follows:

Kmart	13 Weeks Ended
millions, except number of stores	May 5, 2007	April 29, 2006
Merchandise sales and services	$4,015	$4,254
Cost of sales, buying and occupancy	3,055	3,241
Gross margin dollars	960	1,013
Gross margin rate	23.9%	23.8%
Selling and administrative	840	855
Selling and administrative expenses as a percentage of total revenues	20.9%	20.1%
Depreciation and amortization	26	15
Gain on sales of assets	(1)	(17)
Restructuring charges	—	4

Total costs and expenses	3,920	4,098

Operating income	$95	$156

Number of stores	1,388	1,400

Revenues

For the quarter, Kmart’s comparable store sales and total sales declined 4.4% and 5.6%, respectively. Kmart experienced lower transaction volumes across most categories, most notably within home goods, health and beauty products, and food and consumables. We believe the decline in comparable store sales reflects both increased competition and the negative impact of certain external factors, as noted above. In addition to these factors, the decline in total sales for the quarter also reflects a reduction in the number of Kmart stores in operation during fiscal 2007 relative to the same period last year. This reduction in stores accounted for an approximate 1.4% decline in total Kmart sales for the first quarter of fiscal 2007 as compared to the same period last year. The negative impact of these items was partially mitigated by the week shift in reporting as detailed above in the discussion of consolidated results, resulting in the above-noted 5.6% decline in total sales for the quarter.

Gross Margin

For the quarter, Kmart’s gross margin rate was 23.9% in fiscal 2007, as compared to 23.8% for the first quarter of fiscal 2006. The increase reflects improved gross margin rates across a number of merchandise categories, mainly as a result of greater utilization of direct-sourced merchandise and other cost improvements, largely offset by lower expense leverage relative to buying and occupancy costs and, to a lesser degree, higher store utility and maintenance expenses. As a percentage of total sales, Kmart’s buying and occupancy costs increased by approximately 70 basis points for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. Kmart’s gross margin rate improvement was not sufficient to offset the negative gross margin dollar impact of sales declines.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 5, 2007 and April 29, 2006

Selling and Administrative Expenses

For the quarter, Kmart’s selling and administrative expense rate was 20.9% in fiscal 2007, as compared to 20.1% for the first quarter of fiscal 2006. The selling and administrative expense rate for fiscal 2007 included a $30 million legal settlement gain received in relation to a contract dispute. Excluding this gain, Kmart’s selling and administrative expense rate was 21.7% for the first quarter of fiscal 2007, with the increase over the fiscal 2006 first quarter rate primarily reflecting lower expense leverage due to lower sales levels during the first quarter of fiscal 2007.

Restructuring Charges

Kmart recorded restructuring charges of $4 million in the first quarter of fiscal 2006 for relocation assistance and employee termination-related costs incurred in connection with Holdings’ home office integration efforts initiated in fiscal 2005. There were no restructuring charges in the first quarter of fiscal 2007.

Operating Income

For the quarter, Kmart’s operating income decreased $61 million to $95 million in fiscal 2007, as compared to $156 million in the first quarter of fiscal 2006. The decline primarily reflects lower overall sales and the negative impact of lower sales levels on gross margin dollars. The decline also reflects, to a lesser degree, lower gains on sales of assets and higher depreciation and amortization expense, partially offset by the above-noted $30 million legal settlement and $4 million in restructuring costs recorded in the first quarter of fiscal 2006.

Sears Domestic

Sears Domestic results and key statistics were as follows:

Sears Domestic	13 Weeks Ended
millions, except number of stores	May 5, 2007	April 29, 2006
Merchandise sales and services	$6,660	$6,697
Cost of sales, buying and occupancy	4,629	4,661
Gross margin dollars	2,031	2,036
Gross margin rate	30.5%	30.4%
Selling and administrative	1,578	1,620
Selling and administrative expense as a percentage of total revenues	23.7%	24.2%
Depreciation and amortization	206	240
Loss on sales of assets	1	—

Total costs and expenses	6,414	6,521

Operating income	$246	$176

Number of :
Full-line Stores(1)	935	935
Specialty Stores	1,100	1,112
Total Domestic Sears Stores	2,035	2,047

(1)	The period ended May 5, 2007 includes 861 Full-line stores and 74 Sears Essentials/Grand stores;
The period ended April 29, 2006 includes 864 Full-line stores and 71 Sears Essentials/Grand stores

Revenues

For the quarter, Sears Domestic’s comparable store sales declined 3.4%, while total sales were $6.7 billion for both the first quarter of fiscal 2007 and the first quarter of fiscal 2006. Comparable store sales declined across

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 5, 2007 and April 29, 2006

most categories and formats, with a notable decline in home appliance sales which we believe primarily reflects both a slower U.S. housing market and the impact of increased competition. The impact of lower comparable store sales on total sales results was mitigated by sales increases at both Lands’ End and within our home services business, as well as the favorable impact of the week shift in reporting as detailed above in the discussion of consolidated results.

Gross Margin

For the quarter, Sears Domestic’s gross margin rate was 30.5% in fiscal 2007, as compared to 30.4% in the first quarter of fiscal 2006. Gross margin rates improved across most hardline categories, at Lands’ End and within women’s apparel, offset by lower margin rates in other apparel categories (driven by increased markdowns and shrinkage levels), as well as lower expense leverage relative to buying and occupancy costs given lower sales levels during the first quarter of fiscal 2007. As a percentage of total sales, buying and occupancy costs increased by approximately 20 basis points for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006.

Selling and Administrative Expenses

For the quarter, Sears Domestic’s selling and administrative expense rate was 23.7% in fiscal 2007, as compared to 24.2% for the first quarter of fiscal 2006. Total selling and administrative expenses declined $42 million, with the majority of the reductions stemming from reduced insurance expense and lower payroll and benefits costs, which accounted for approximately 30 and 20 basis points, respectively, of the overall improvement in the selling and administrative rate. The lower insurance expense primarily reflects a $15 million gain for insurance recoveries received on claims filed for certain property damaged by hurricanes during fiscal 2005. These recoveries accounted for approximately 20 basis points of the overall improvement in the selling and administrative expense rate as compared to the first quarter of fiscal 2006.

Operating Income

For the quarter, Sears Domestic’s operating income increased $70 million to $246 million in fiscal 2007, as compared to $176 million in the first quarter of fiscal 2006. The increase primarily reflects lower selling and administrative expenses (including the above-noted $15 million gain for insurance recoveries on hurricane-damaged property), lower depreciation and amortization, partially offset by lower total gross margin dollars generated as a result of lower overall sales levels.

Sears Canada

Sears Canada, a consolidated, 70%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. The results of operations for Sears Canada are reported to Holdings on a one-month lag. Accordingly, the condensed consolidated statement of income for the 13-week period ended May 5, 2007 includes operating results for Sears Canada from December 31, 2006 through March 31, 2007, while the 13-week period ended April 29, 2006 includes operating results for Sears Canada from January 1, 2006 to April 1, 2006.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 5, 2007 and April 29, 2006

Sears Canada	13 Weeks Ended
millions, except number of stores	May 5, 2007	April 29, 2006
Merchandise sales and services	$1,027	$1,047
Cost of sales, buying and occupancy	733	763
Gross margin dollars	294	284
Gross margin rate	28.6%	27.1%
Selling and administrative	216	246
Selling and administrative expense as a percentage of total revenues	21.0%	23.5%
Depreciation and amortization	31	34
Gain on sales of assets	(5)	—
Restructuring charges	—	5

Total costs and expenses	975	1,048

Operating income (loss)	$52	$(1)

Number of :
Full-line Stores	123	123
Specialty Stores	252	254
Total Sears Canada Stores	375	377

Revenues

For the quarter, Sears Canada’s total revenues declined 1.9% in fiscal 2007, as compared to the first quarter of fiscal 2006. The decline in total revenues primarily reflects the impact of lower service and other revenues, primarily lower product repair revenues, partially offset by increased merchandise sales. Sears Canada’s comparable store sales increased 1.6% for the first quarter of fiscal 2007, as higher sales in almost all categories offset softer sales in home décor and women’s wear.

Gross Margin

For the quarter, Sears Canada’s gross margin rate was 28.6% in fiscal 2007, as compared to 27.1% in the first quarter of fiscal 2006. The increase reflects improved inventory management and less inventory shrinkage, as well as the favorable impact of a stronger Canadian dollar on the cost of imported merchandise.

Selling and Administrative Expenses

For the quarter, Sears Canada’s selling and administrative expense rate was 21.0% in fiscal 2007, as compared to 23.5% in the first quarter of fiscal 2006. The selling and administrative expense rate for fiscal 2007 was favorably impacted by a $27 million curtailment gain recorded in connection with changes made to Sears Canada’s post-retirement benefit plans. In February 2007, Sears Canada announced amendments to its post-retirement programs including introduction of a defined contribution component to its pension plan and the discontinuation of retiree medical, dental and life benefits for those Sears Canada associates who will not have achieved eligibility for such benefits by December 31, 2008. Excluding the impact of this item, the selling and administrative expense rate was 23.7% for the first quarter of fiscal 2007.

Restructuring Charges

Sears Canada recorded restructuring charges of $5 million during the first quarter of fiscal 2006 in relation to costs incurred for productivity initiatives initiated in fiscal 2005 as previously noted. There were no restructuring charges in the first quarter of fiscal 2007.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 5, 2007 and April 29, 2006

Operating Income

For the quarter, Sears Canada’s operating income increased $53 million to $52 million in fiscal 2007, as compared to a loss of $1 million in the first quarter of fiscal 2006. The increase primarily reflects lower selling and administrative expenses (including the above-noted $27 million curtailment gain) and, to a lesser degree, increased gross margin dollars, lower restructuring charges and depreciation and amortization expense, as well as increased gains on sales of assets.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash and Cash Equivalents

Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash and cash equivalents balances as of May 5, 2007 and February 3, 2007 are detailed in the following table.

millions	May 5, 2007	February 3, 2007
Domestic
Cash and equivalents	$2,197	$2,484
Cash posted as collateral	720	722
Credit card deposits in transit	145	117

Total domestic cash and cash equivalents	3,062	3,323
Sears Canada	351	645

Total cash and cash equivalents	$3,413	$3,968

We had cash and cash equivalents of $3.4 billion at May 5, 2007 as compared to $3.2 billion at April 29, 2006 and $4.0 billion at February 3, 2007. The decline in domestic cash and cash equivalents from February 3, 2007 primarily reflects increased merchandise inventories given seasonal shifts in our inventory levels in support of the spring/summer-selling season. At Canada, the decline primarily reflects lower merchandise payables and other accrued liabilities due to seasonality. Additionally, we spent $113 million on capital expenditures and made debt repayments of $47 million, net of new borrowings, during the first quarter of fiscal 2007.

We have posted cash collateral for certain outstanding letters of credit and self-insurance programs. Such cash collateral is classified within cash and cash equivalents given its ready availability to us as we have the ability to substitute letters of credit at any time for this cash collateral.

Credit card deposits in transit include deposits in-transit from banks for payments related to third-party credit card and debit card transactions, including those generated on the Sears Card and Sears MasterCard products.

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $310 million and $353 million as of May 5, 2007 and February 3, 2007, respectively.

Investment of Available Capital

As previously disclosed in our Annual Report on Form 10-K for our fiscal year ended February 3, 2007, our Board of Directors has delegated authority to direct investment of our surplus cash to our Chairman, Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 5, 2007 and April 29, 2006

Directors and/or Finance Committee of the Board of Directors. We, from time to time, invest our surplus cash in various securities and financial instruments, including total return swaps, which are derivative instruments that synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. In exchange for receiving the return tied to the position underlying a total return swap, we pay a floating rate of interest tied to LIBOR on the notional amount of the contract. Under the terms of the transactions with the respective counterparties, we are required to post cash collateral of up to 25 percent of the notional amount of the underlying total return swap position, plus the amount of any unrealized losses on the positions. As of May 5, 2007, the collateral balance held by our counterparties, based on our total return swaps’ aggregate notional amount of $345 million, was $65 million and was recorded as a current receivable on our condensed consolidated balance sheet.

These investments are highly concentrated and involve substantial risks. Accordingly, our financial position and quarterly and annual results of operations may be positively or negatively materially affected based on the timing, magnitude and performance of these investments. Based on the aggregate notional amount of $345 million and a fair value of $15 million for such total return swaps as of May 5, 2007, an immediate hypothetical increase (or decrease) of 20 percent in the market value underlying the total return swaps outstanding would cause our quarterly pre-tax earnings to increase (or decrease) concurrently by $72 million. These estimates assume that the total return swap portfolio remains constant. The counterparties to these derivative instruments are large financial institutions.

Operating Activities

Holdings’ operating activities used approximately $0.4 billion in net cash during first quarter of fiscal 2007. For the first quarter of fiscal 2006, we used approximately $0.3 billion in net operating cash flows. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is to fund the purchase of merchandise inventories.

Merchandise inventories at May 5, 2007 were approximately $10.3 billion, as compared to $9.6 billion as of April 29, 2006. The increase primarily reflects planned increases resulting from efforts aimed at improving in-stock levels and expanding product assortments this year as well as, acquisition of previously consigned pharmacy inventory at Kmart, earlier receipt of products and lower than forecast sales levels. Merchandise payables were $3.5 billion at May 5, 2007, as compared to $3.6 billion as of April 29, 2006.

Investing Activities

For the first quarter of fiscal 2007, we spent $113 million on capital expenditures compared to $80 million spent during the first quarter last year.

As discussed in the “Results of Operations” and “Investment of Available Capital” sections above, we entered into total return swaps starting in the third quarter of fiscal 2006. During the first quarter of fiscal 2007, we recognized $21 million in investment losses related to these swaps. Under the terms of the transactions with the respective counterparties, we are required to post cash collateral of up to 25 percent of the notional amount of the underlying total return swap position, plus the amount of any unrealized losses on the positions. As of May 5, 2007, the collateral balance held by our counterparties, based on our total return swaps’ aggregate notional amount of $345 million, was $65 million.

Financing Activities

The Board of Directors has authorized the repurchase of up to an aggregate of $2.0 billion of our common shares. We did not repurchase any of our common shares pursuant to the common share repurchase program during the first quarter of fiscal 2007, and as of May 5, 2007, we had $604 million of remaining authorization under the program.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 5, 2007 and April 29, 2006

Our outstanding borrowings as of May 5, 2007, April 29, 2006 and February 3, 2007 were as follows:

millions	May 5, 2007	April 29, 2006	February 3, 2007
Short-term borrowings:
Unsecured commercial paper	$98	$134	$94
Long-term debt, including current portion:
Notes and debentures outstanding	2,624	2,873	2,662
Capitalized lease obligations	779	852	800

Total borrowings	$3,501	$3,859	$3,556

Liquidity

Our primary need for liquidity is to fund seasonal working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. We believe that these needs will be adequately funded by our operating cash flows, credit terms from vendors, current balances in cash and cash equivalents and, to the extent necessary, borrowings under our various revolving credit facilities. At May 5, 2007, $3.8 billion was available under such facilities. While we expect to use these facilities as our primary funding source, we may also access the public debt markets on an opportunistic basis. Additionally, we may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships. Transactions of these types may result in material proceeds or cash outlays. See our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 for additional information regarding our sources of liquidity.

Debt Ratings

The ratings of our domestic debt securities as of May 5, 2007 appear in the table below:

	Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
Unsecured long-term debt	Ba2	BB+	BB
Unsecured commercial paper	NP	B-1	B

Credit Agreement

We have a $4.0 billion, five-year credit agreement (the “Credit Agreement”) in place as a potential funding source for general corporate purposes and which includes a $1.5 billion letter of credit sublimit. The Credit Agreement, which has an expiration date of March 2010, is a revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of our direct and indirect subsidiaries and is secured by a first lien on our domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory levels, subject to certain limitations. As of May 5, 2007, we had $232 million of letters of credit outstanding under the Credit Agreement with $3.8 billion of availability remaining under the Credit Agreement. There were no direct borrowings under the facility during the 13-week period ended May 5, 2007. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 5, 2007 and April 29, 2006

Letter of Credit Agreement

We also have a letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $1.0 billion. The LC Agreement, which is renewable annually upon agreement of the parties, is scheduled to renew in July 2007. As May 5, 2007, there were $685 million of letters of credit outstanding under the LC Agreement.

Cash Collateral

Under the terms of the LC Agreement, we have the ability to post cash, inventory or other letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits us from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if we elect to post cash collateral, we must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. We had $688 million posted as collateral under the LC Agreement as of May 5, 2007. We continue to classify the cash collateral posted under the terms of the LC Agreement as cash and cash equivalents due to our ability to substitute these letters of credit with letters of credit under the Credit Agreement, which does not require cash collateral, and our ability to provide letters of credit under the Credit Agreement as collateral. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change.

We also post cash collateral for certain self-insurance programs. We continue to classify the cash collateral posted for self-insurance programs as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. As of May 5, 2007, we had $32 million posted as collateral for self-insurance programs.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In fiscal 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of May 5, 2007, there were $10 million in borrowings outstanding under the OSH LLC Facility and $3 million in outstanding letters of credit.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 effective February 4, 2007. The impact upon adoption was to decrease our beginning retained earnings by approximately $6 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 5, 2007 and April 29, 2006

require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other postretirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of other comprehensive income (OCI), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. As required by SFAS No. 158, we adopted the recognition and disclosure provisions of the Statement as of February 3, 2007, and accordingly recognized the funded status of our defined benefit pension and other postretirement plans and provided the required additional disclosures. The adoption of these provisions of SFAS No. 158 did not have any material impact on our consolidated results of operations or cash flows.

As required under the Statement, we will adopt the measurement-date requirements of SFAS No. 158 effective fiscal 2008. Under the measurement-date requirements, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. We currently measure our plan assets and obligations as of December 31st. We will adopt the change in measurement date by re-measuring plan assets and benefit obligations as of our fiscal year-end in fiscal 2008, pursuant to the transition requirements of SFAS No. 158. We are currently evaluating the impact, if any, the adoption of the measurement-date requirements of SFAS No. 158 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, SFAS No. 159 will have on our financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Quarterly Report on Form 10-Q and in other public announcements by us contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements preceded or followed by, or that otherwise include, the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans”, “forecast”, “is likely to” and similar expressions or future or conditional verbs such as “will”, “may” and “could” are generally forward-looking in nature and not historical facts. Such statements are based upon the current beliefs and expectations of Holdings’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements.

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the ability to attract, motivate and retain key executives and other associates; competitive conditions in the retail and related services industries; changes in consumer confidence, tastes, preferences and

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 5, 2007 and April 29, 2006

spending, including the impact of fuel costs and spending patterns, and the availability and level of consumer debt; marketplace demand for our proprietary brand products and the products of our key brand licensors; operational or financial difficulties at any of our key vendors; the successful execution of, and customer response to, strategic initiatives, including the full-line store and off-mall strategies, and the cross-merchandising of products and services, including Craftsman and Kenmore brand products, between the Kmart and Sears formats; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our ability to successfully invest available capital; the pace of growth in store locations, which may be higher or lower than anticipated; the ability to successfully implement initiatives to improve inventory management and other capabilities; the possibility that new business and strategic options for one or more business segments will be identified, potentially including selective acquisitions, dispositions, restructurings, joint ventures and partnerships; trade restrictions, tariffs, and other factors potentially affecting the ability to do business with qualified vendors and access products in an efficient manner; unanticipated increases in paper, postage, printing or fuel costs; anticipated cash flow and the ability of us to maintain sufficient operating cash flow and liquidity; changes in interest rates; the outcome of pending and/or future legal proceedings and bankruptcy claims; social and political conditions such as war, political unrest and terrorism or natural disasters; the possibility of negative investment returns in pension plans; volatility in financial markets; changes in debt ratings, credit spreads and cost of funds; the terms and availability of debt financing and unexpected difficulties accessing the public debt markets; and general economic conditions and normal business uncertainty.

Certain of these and other factors are discussed in more detail in our filings with the Securities and Exchange Commission and the Annual Report on Form 10-K of Sears Holdings Corporation for the fiscal year ended February 3, 2007, which may be accessed through the Commission’s website at www.sec.gov.

While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. We intend the forward-looking statements to speak only as of the time made and does not undertake to update or revise them as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The nature of market risks faced by us at May 5, 2007 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 3, 2007.

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. As of May 5, 2007, we had interest rate derivatives with a notional amount of $120 million, nominal fair value and a weighted average remaining life of 0.5 years. All debt securities and interest-rate derivative instruments are considered non-trading. As of May 5, 2007, 12% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at May 5, 2007, which totaled approximately $427 million, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $4 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

As of May 5, 2007, we had a series of foreign currency forward contracts outstanding, totaling $1.0 billion Canadian notional value and with a weighted average remaining life of 0.6 years, designed to hedge our net

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 5, 2007 and April 29, 2006

investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts as of May 5, 2007 was negative $5 million. A hypothetical 10% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of May 5, 2007, with all other variables held constant, would have resulted in a loss in the fair value of our foreign currency forward contracts of approximately $101 million as of May 5, 2007.

Equity Price Risk

We, from time to time, invest our surplus cash in various securities and financial instruments, including total return swaps, which are derivative contracts that synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. In exchange for receiving the return tied to the position underlying a total return swap, we pay a floating rate of interest tied to LIBOR on the notional amount of the contract. The fair value of a total return swap is based on the quoted market price of the underlying position and changes in fair value of the total return swaps are recognized currently in earnings. We had total return swaps outstanding during fiscal 2007, and during the 13-week period ended May 5, 2007, we recognized $21 million of investment losses on these total return swaps. As of May 5, 2007, the total return swaps had an aggregate notional amount of $345 million and a fair value of $15 million.

These investments are highly concentrated and involve substantial risks. Accordingly, our financial position and quarterly and annual results of operations may be positively or negatively materially affected based on the timing, magnitude and performance of these investments. Based on the aggregate notional amount of $345 million and a fair value of $15 million for such total return swaps as of May 5, 2007, an immediate hypothetical increase (or decrease) of 20% in the market value underlying the total return swaps outstanding would cause our pre-tax earnings to increase (or decrease) concurrently by $72 million. These estimates assume that the total return swap portfolio remains constant.

Counterparties

We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better. In certain cases, counterparty risk is also managed through the use of collateral in the form of cash or U.S. government securities.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, based on that evaluation, no changes in our internal control over financial reporting have occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 5, 2007 and April 29, 2006

We are in the process of converting the information technology systems of the Sears Domestic and Kmart segments to a common platform. The objectives of the systems conversion are to establish a common set of processes and systems for Sears Domestic and Kmart and to improve the customer experience. The information technology conversion plan is expected to be completed over the next two years. For fiscal 2007, our information technology plan involves the conversions of a number of key financial systems, including the general ledger and stock ledger, among others. Such conversions involve significant changes to internal processes and internal controls over financial reporting. During the first quarter of fiscal 2007, we implemented a new common accounts payable system for Kmart and Sears Domestic based on enhancements made to Kmart’s existing accounts payable system and backend processes. While the conversion has proceeded to date without material adverse effects, the possibility exists that our conversion to new or common systems could adversely affect our disclosure controls and procedures or our results of operations in future periods. We have or are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 2, 2007, the Environmental Appeals Board of the U.S. Environmental Protection Agency entered a Final Order that incorporates a consent agreement pursuant to which Kmart agreed to pay an administrative fine in the amount of $102,422 to settle self-disclosed violations of federal clean water, hazardous waste, and emergency planning and preparedness regulations discovered by Kmart at 17 distribution centers in 13 states.

See Part I, Item 1, “Financial Statements —“Notes to Condensed Consolidated Financial Statements,” Note 6—“Claims Resolution and Bankruptcy-Related Settlements,” and Note 12—“Legal Proceedings,” for additional information regarding legal proceedings, which information is incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

The following table provides information about shares of common stock we acquired during the first quarter of fiscal 2007, including shares assigned to us as part of settlement agreements resolving claims arising from the Chapter 11 reorganization of Kmart Corporation. During the 13 weeks ended May 5, 2007, we did not repurchase any of our common shares under our common share repurchase program. The program was initially announced in fiscal 2005 with a total authorization by our Board of Directors of up to $1.0 billion. During fiscal 2006, the Board of Directors authorized the repurchase of up to an additional $1.0 billion of common stock for a total authorization of $2.0 billion. The program has no stated expiration date. As of May 5, 2007, we had $604 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 4, 2007 to March 3, 2007	19,200	$180.32	—	$—
March 4, 2007 to April 7, 2007	27,067	188.25	—	—
April 8, 2007 to May 5, 2007	74,348	97.96	—	—

Total	120,615	$131.34	—	$—	$604,000,000

(1)

Includes 7,002 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. In addition, we recognized recoveries of $6 million in the quarter ended May 5, 2007 related to vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. In conjunction with these recoveries and other bankruptcy settlements entered into this quarter, we were assigned 39,265 shares of common stock (weighted average price of $186.17 per share) with an approximate value of $8 million. Furthermore, we received an additional 74,348 common shares this quarter for bankruptcy settlements entered into in previous periods from the distribution of the Class 5 distribution reserve described in Note 6. The transactions are recorded at the market value of the common shares at the time of the settlement agreement (weighted average price of $97.96) for a total of $7 million.

From April 1, 2006 through March 27, 2007, approximately 5,700 shares of our common stock were inadvertently allocated to the plan accounts of 28 participants in the Kmart Retirement Savings Plan for Puerto Rico Employees and the Kmart Retirement Savings Plan for Manteno Distribution Center Union Employees. These shares may not have been registered under the Securities Act of 1933 (the “Act”) for sale to these plan participants. While all purchases by the trustee of the plans were made in the open market and in a manner consistent with the investment elections of the plan participants, because the shares may not have been registered, plan participants may have a right under the Act to rescind their purchases, generally through the first anniversary of the purchase giving rise to such right of rescission. The aggregate amount of interests in our

SEARS HOLDINGS CORPORATION

common stock purchased from April 1, 2006 to March 27, 2007 by participants in the Kmart Retirement Savings Plan for Puerto Rico Employees and the Kmart Retirement Savings Plan for Manteno Distribution Center Union Employees was approximately $960,000. During this period, the Company’s common stock price ranged from a low of $130.65 per share (on April 3, 2006) to a high of $189.97 per share (on February 22, 2007). Based on the current market value of our common stock, we believe that it is unlikely that any participants, if eligible, would seek rescission. As of May 25, 2007, approximately 3,800 shares were held by plan participants, and we believe that no plan participants sold common stock at a loss. We intend to file a registration statement on Form S-8 to register shares of our common stock for sale under the two plans, and at such time, our common stock will be reestablished as an investment option under the two plans.

Item 4. Submission of Matters to a Vote of Security Holders

On May 4, 2007, we held our annual meeting of stockholders at our offices in Hoffman Estates, Illinois.

William C. Crowley, Edward S. Lampert, Aylwin B. Lewis, Steven T. Mnuchin, Richard C. Perry, Ann N. Reese, Emily Scott and Thomas J. Tisch were elected to the Board of Directors for one-year terms expiring at the 2008 annual meeting of stockholders. The management proposal approving the first amendment to the Sears Holdings Corporation Umbrella Incentive Program was passed. The stockholders also ratified the Audit Committee’s appointment of Deloitte & Touche LLP as independent auditors for 2007. No stockholder proposals were brought to a vote. The votes on matters were as follows:

1.	Election of Directors

Name	For	Withheld
William C. Crowley	131,736,407	2,709,202
Edward S. Lampert	133,146,868	1,298,741
Aylwin B. Lewis	133,340,778	1,104,831
Steven T. Mnuchin	132,203,309	2,242,299
Richard C. Perry	133,603,490	842,118
Ann N. Reese	133,577,138	868,470
Emily Scott	133,587,658	857,950
Thomas J. Tisch	133,602,957	842,651

2.	Approve the first amendment to the Sears Holdings Corporation Umbrella Incentive Program

For	Against	Abstain	Broker Non-Votes
116,476,965	829,719	494,927	16,643,998

3.	Appointment of Deloitte & Touche LLP as independent auditors for 2007

For	Against	Abstain
133,878,295	135,825	431,489

Item 6. Exhibits

(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

SEARS HOLDINGS CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION (Registrant)

May 31, 2007	By	/s/ WILLIAM K. PHELAN
William K. Phelan
Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

*10.1	Registrant’s 2007 Annual Incentive Plan Document.

10.2	First Amendment to Sears Holdings Corporation Umbrella Incentive Program (incorporated by reference to Appendix A to Registrant’s Proxy Statement dated April 3, 2007 (File No. 000-51217)).

10.3	Sears Holdings Corporation 2007 Executive Long Term Incentive Program (incorporated by reference to Appendix A-1 to Registrant’s Proxy Statement dated April 3, 2007 (File No. 000-51217)).

*10.4	Form of Restricted Stock Award Agreement—Sears Holdings Corporation 2007 Executive Long Term Incentive Program.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

E - 1