Form 10-Q
period 2007-08-04
SEARS HOLDINGS CORP
filed 2007-08-30
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended August 4, 2007

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-51217

SEARS HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois	60179
(Address of principal executive offices)	(Zip Code)

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

Yes    ☐            No    ☒

As of August 24, 2007, the Registrant had 142,841,693 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

REVENUES
Merchandise sales and services	$12,239	$12,785	$23,941	$24,783

COSTS AND EXPENSES
Cost of sales, buying and occupancy	8,845	9,158	17,262	17,823
Selling and administrative	2,799	2,827	5,433	5,548
Depreciation and amortization	261	276	524	565
Gain on sales of assets	(5)	(7)	(10)	(24)
Restructuring charges	—	14	—	23

Total costs and expenses	11,900	12,268	23,209	23,935

Operating income	339	517	732	848
Interest and investment income	(42)	(61)	(82)	(101)
Interest expense	71	83	144	166
Other income	(10)	(7)	(16)	(15)

Income before income taxes and minority interest	320	502	686	798
Income taxes	129	201	272	319
Minority interest	15	7	22	5

NET INCOME	$176	$294	$392	$474

EARNINGS PER COMMON SHARE
Basic earnings per share	$1.17	$1.88	$2.57	$3.02
Diluted earnings per share	$1.17	$1.88	$2.57	$3.01
Basic weighted average common shares outstanding	150.8	156.4	152.3	157.2
Diluted weighted average common shares outstanding	150.9	156.5	152.4	157.3

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
millions, except per share data	August 4, 2007	July 29, 2006	February 3, 2007
ASSETS
Current assets
Cash and cash equivalents	$2,631	$3,690	$3,968
Accounts receivable	748	803	847
Merchandise inventories	10,150	9,455	9,907
Prepaid expenses and other current assets	431	370	372
Deferred income taxes	238	547	312

Total current assets	14,198	14,865	15,406

Property and equipment, net	8,846	9,395	9,132
Goodwill	1,714	1,885	1,692
Tradenames and other intangible assets	3,391	3,454	3,437
Other assets	421	462	399

TOTAL ASSETS	$28,570	$30,061	$30,066

LIABILITIES
Current liabilities
Short-term borrowings	$80	$82	$94
Current portion of long-term debt and capitalized lease obligations	551	213	613
Merchandise payables	3,439	3,274	3,312
Income taxes payable	10	486	359
Other current liabilities	3,771	4,031	3,965
Unearned revenues	1,117	1,082	1,073
Other taxes	614	727	636

Total current liabilities	9,582	9,895	10,052

Long-term debt and capitalized lease obligations	2,645	3,475	2,849
Pension and postretirement benefits	1,465	2,361	1,648
Minority interest and other liabilities	3,262	2,719	2,803

Total Liabilities	16,954	18,450	17,352

SHAREHOLDERS’ EQUITY
Preferred stock, 20 shares authorized; no shares outstanding	—	—	—
Common stock $0.01 par value; 500 shares authorized; 144, 156, and 154 shares outstanding, respectively	2	2	2
Capital in excess of par value	10,364	10,256	10,393
Retained earnings	4,074	2,672	3,688
Treasury stock—at cost	(2,898)	(1,138)	(1,437)
Accumulated other comprehensive income (loss)	74	(181)	68

Total Shareholders’ Equity	11,616	11,611	12,714

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,570	$30,061	$30,066

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
millions	August 4, 2007	July 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$392	$474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	524	565
Curtailment gain on Sears Canada’s post-retirement benefit plans	(27)	—
Loss on total return swaps, net	21	—
Gain on sales of assets	(10)	(24)
Gain on sale of investments	—	(18)
Other non-cash items affecting earnings	6	—
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(85)	62
Merchandise inventories	(176)	(358)
Merchandise payables	88	(183)
Income and other taxes	(382)	15
Other operating assets	69	(55)
Other operating liabilities(1) (2)	(38)	(88)

Net cash provided by operating activities	382	390

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(278)
Proceeds from sales of property and investments	44	57
Purchases of property and equipment	(274)	(173)
Change in collateral on total return swaps, net	60	—
Cash settlements on total return swaps, net	(8)	—

Net cash used in investing activities	(178)	(394)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	—	260
Repayments of long-term debt	(290)	(426)
Decrease in short-term borrowings, primarily 90 days or less	(14)	(95)
Purchase of treasury stock(3)	(1,290)	(509)

Net cash used in financing activities	(1,594)	(770)

Effect of exchange rate changes on cash and cash equivalents	53	24

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,337)	(750)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,968	4,440

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,631	$3,690

SUPPLEMENTAL DISCLOSURE ABOUT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Bankruptcy related settlements resulting in the receipt of treasury stock	$27	$1
Supplemental Cash Flow Data:
(1)Income taxes paid	301	265
(2)Cash interest paid	127	141

(3)For the 26-week period ended August 4, 2007, we repurchased approximately 9.6 million common shares at a cost of $1.5 billion, of which 8.2 million shares were settled for $1.3 billion.

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

Our fiscal year end is the Saturday closest to January 31st. Sears Canada’s fiscal year end has historically been the Saturday closest to December 31st. Accordingly, we consolidate Sears Canada’s results on a one-month lag. During the first half of fiscal 2007, Sears Canada’s Board of Directors approved a change in Sears Canada’s fiscal year end to the Saturday closest to January 31st in order to allow for a full seasonal cycle, including the liquidation of holiday merchandise, and to align itself with our fiscal year end. This change was approved by Canadian regulators in the second quarter, and accordingly, we are currently evaluating eliminating the one-month reporting lag in reporting our consolidated results. We expect to complete this evaluation by the end of fiscal 2007.

NOTE 2 – BORROWINGS

Total borrowings were as follows:

millions	August 4, 2007	July 29, 2006	February 3, 2007
Short-term borrowings:
Unsecured commercial paper	$80	$82	$94
Long-term debt, including current portion:
Notes and debentures outstanding	2,422	2,843	2,662
Capitalized lease obligations	774	845	800

Total borrowings	$3,276	$3,770	$3,556

Credit Agreement

We have a $4.0 billion, five-year credit agreement (the “Credit Agreement”) in place as a potential funding source for general corporate purposes which includes a $1.5 billion letter of credit sublimit. The Credit

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Agreement, which has an expiration date of March 2010, is a revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of our direct and indirect subsidiaries and is secured by a first lien on our domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory levels, subject to certain limitations. As of August 4, 2007, we had $230 million of letters of credit outstanding under the Credit Agreement with $3.8 billion of availability remaining under the Credit Agreement. There were no direct borrowings under the facility during the 26-week period ended August 4, 2007. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings.

Letter of Credit Agreement

We also have a letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $1.0 billion. The LC Agreement, which is renewable annually upon agreement of the parties, is next up for renewal in July 2008. As of August 4, 2007, there were $764 million of letters of credit outstanding under the LC Agreement.

Cash Collateral

Under the terms of the LC Agreement, we have the ability to post cash, inventory or other letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits us from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if we elect to post cash collateral, we must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. We had $767 million posted as collateral under the LC Agreement as of August 4, 2007. We continue to classify the cash collateral posted under the terms of the LC Agreement as cash and cash equivalents due to our ability to substitute these letters of credit with letters of credit under the Credit Agreement, which does not require cash collateral, and our ability to provide letters of credit under the Credit Agreement as collateral. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change.

We also post cash collateral for certain self-insurance programs. We continue to classify the cash collateral posted for self-insurance programs as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. As of August 4, 2007, we had $32 million posted as collateral for self-insurance programs.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In fiscal 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of August 4, 2007, there were $0 million in borrowings outstanding under the OSH LLC Facility and $2 million in outstanding letters of credit.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Forwards

As of August 4, 2007, we had a series of foreign currency forward contracts outstanding with a total Canadian notional value of $1.0 billion and with a weighted-average remaining life of 0.8 years. These contracts have been designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada. Accordingly, the aggregate fair value of the forward contracts as of August 4, 2007, negative $35 million, has been recorded as a liability on our condensed consolidated balance sheet, with an offsetting amount recorded as a component of other comprehensive income.

Total Return Swaps

We, from time to time, invest our surplus cash in various securities and financial instruments, including total return swaps, which are derivative contracts that synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. In exchange for receiving the return tied to the position underlying a total return swap, we pay a floating rate of interest tied to LIBOR on the notional amount of the contract. The fair value of a total return swap is based on the quoted market price of the underlying position and changes in fair value of the total return swaps are recognized currently in earnings. We recognized investment gains of less than $1 million and $21 million of investment losses for the 13- and 26-week periods ended August 4, 2007, respectively, related to these total return swaps. As of August 4, 2007, the total return swaps had an aggregate notional amount of $57 million and a fair value of negative $2 million. The aggregate fair value of the total return swaps has been recorded as a current liability on our condensed consolidated balance sheet as of August 4, 2007. These investments are highly concentrated and involve substantial risks. Accordingly, our financial position and quarterly and annual results of operations may be positively or negatively materially affected based on the timing, magnitude and performance of these investments.

Under the terms of the transactions with the respective counterparties, we are required to post cash collateral. As of August 4, 2007, the collateral balance held by our counterparties was $20 million and was recorded as a current receivable on our condensed consolidated balance sheet.

NOTE 4 – INTEREST AND INVESTMENT INCOME

The following table sets forth the components of interest and investment income as reported in our condensed consolidated statements of income. We have reclassified previously reported amounts for interest income and other investment income to conform to current-period presentation.

	13 Weeks Ended		26 Weeks Ended
millions	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Interest income on cash and cash equivalents	$36	$41	$73	$77
Total return swap losses	—	—	(21)	—
Other investment income	6	20	30	24

Total	$42	$61	$82	$101

Interest Income on Cash and Cash Equivalents

We recorded interest income of $36 million and $73 million for the 13- and 26-week periods ended August 4, 2007, respectively, primarily related to interest earned on cash and cash equivalents. These cash and cash

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, U.S. federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to us.

Total Return Swap Losses

As discussed in Note 3, we, from time to time, invest our surplus cash in various securities and financial instruments, including total return swaps. We recognized investment gains of less than $1 million and $21 million of investment losses for the 13- and 26-week periods ended August 4, 2007, respectively, related to these total return swaps. We did not employ the use of total return swaps during the first half of fiscal 2006.

Other Investment Income

Other investment income primarily includes income generated by (and sales of investments in) certain real estate joint ventures and other equity investments in which we do not have a controlling interest. During the 26-week period ended August 4, 2007, other investment income included a $20 million dividend received on our cost method investment in Sears Mexico. For the 13- and 26-week periods ended July 29, 2006, other investment income included an $18 million gain recorded in connection with the sale of our interest in a land-development joint venture.

NOTE 5 – BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES

The following reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding.

	13 Weeks Ended		26 Weeks Ended
millions	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Basic weighted average common shares	150.8	156.4	152.3	157.2
Dilutive effect of stock options	0.1	0.1	0.1	0.1

Diluted weighted average common shares	150.9	156.5	152.4	157.3

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

We have made significant progress in the reconciliation and settlement of various classes of claims associated with the discharge of the Predecessor Company’s liabilities subject to compromise pursuant to the Plan of Reorganization. Differences between claim amounts filed and our estimates are being investigated and resolved through the claims resolution process. Since June 30, 2003, the first distribution date established in the Plan of Reorganization, approximately 29.8 million shares of the 31.9 million shares set aside for distribution have been distributed to holders of Class 5 claims, and approximately $8 million and $4 million in cash has been distributed to the holders of Class 6 and to the holders of Class 7 claims, respectively. Further, we pro-rated approximately

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

$5 million from the settlement that the Creditor Trust received to holders of class 4, 5, 6, 8, 10 and 11 claims. As we were unable to determine the ultimate amount of allowed claims until the claims resolution process was largely completed, a distribution reserve for Class 5 claim settlements was established. At February 3, 2007, our distribution reserve for Class 5 claim settlements was 5 percent of the total shares expected to be distributed. Based on the Class 5 claims resolved to date, we believe that the ultimate amount of the allowed Class 5 claims will be less than the $4.3 billion provided for in the Plan of Reorganization. As such, the Class 5 distribution reserve of 5 percent was distributed to the allowed Class 5 creditors during the first quarter of fiscal 2007. The remaining shares left over after all Class 5 claims are ultimately settled will be distributed to the Class 5 creditors in proportion to their allowed claims.

Bankruptcy-Related Settlements

We recognized recoveries of $12 million and $18 million for the 13- and 26-week periods ended August 4, 2007, respectively, from vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. In conjunction with these recoveries and other bankruptcy settlements entered into for the 13-and 26-week periods ended August 4, 2007, we were assigned 75,843 and 115,108 shares of common stock (weighted average price of $169.20 and $174.99 per share) with an approximate value of $12 million and $20 million, respectively. Furthermore, we received an additional 74,348 common shares in the first quarter for bankruptcy settlements entered into in previous periods from the distribution of the Class 5 distribution reserve described above. The transactions were recorded at the market value of the common shares at the time of the settlement agreement (weighted average price of $97.96) for a total of $7 million.

NOTE 7 – SHAREHOLDERS’ EQUITY

Share Repurchase Program

During the 13- and 26-week periods ended August 4, 2007, we repurchased 9.6 million of our common shares at a total cost of $1.5 billion, or an average price of $153.52 per share, under our share repurchase program, including shares repurchased pursuant to a second quarter fiscal 2007 authorization by our Board of Directors for the repurchase of up to an aggregate of $1.0 billion of our common shares. As of August 4, 2007, we had $124 million of remaining authorization under our common share repurchase program. Subsequently, on August 13, 2007, our Board of Directors authorized the repurchase of up to an additional $1.5 billion of our common shares. The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The following table shows the computation of comprehensive income:

	13 Weeks Ended		26 Weeks Ended
millions	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net income	$176	$294	$392	$474
Other comprehensive income:
Pension liability adjustment	—	—	16	—
Foreign currency translation adjustments	14	32	(10)	24

Total other comprehensive income	14	32	6	24

Total comprehensive income	$190	$326	$398	$498

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table displays the components of accumulated other comprehensive income (loss):

millions	August 4, 2007	July 29, 2006	February 3, 2007
Currency translation adjustments	$(4)	$6	$6
Minimum pension liability, net of tax	—	(187)	—
Pension and postretirement adjustments, net of tax	78	—	62

Accumulated other comprehensive income (loss)	$74	$(181)	$68

NOTE 8 – BENEFIT PLANS

Pension and Postretirement Benefit Plans

We provide benefits to certain associates who are eligible under various defined benefit pension plans, contributory defined benefit pension plans and other post-retirement plans, primarily retiree medical benefits. The following table summarizes the components of total net periodic benefit expense for our retirement plans:

	13 Weeks Ended		26 Weeks Ended
millions	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Components of net periodic expense:
Benefits earned during the period	$4	$10	$7	$21
Interest costs	94	107	189	215
Expected return on plan assets	(95)	(105)	(191)	(212)

Net periodic expense	$3	$12	$5	$24

Sears Canada Curtailment Gain

In February 2007, Sears Canada announced amendments to its post-retirement programs including the introduction of a defined contribution component to its pension plan and the discontinuation of retiree medical, dental and life benefits for those Sears Canada associates who will not have achieved eligibility for such benefits by December 31, 2008. The amendments to the post-retirement programs generated a curtailment gain and reduction to the benefit plan obligation in the amount of $27 million during the 26-week period ended August 4, 2007.

Contributions

During the 13- and 26-week periods ended August 4, 2007, we made total contributions of $24 million and $102 million, respectively, to our domestic pension plans. We anticipate making contributions of $128 million over the remainder of fiscal 2007.

NOTE 9 – INCOME TAXES

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Effective at the beginning of fiscal 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). The impact upon adoption was to decrease retained earnings by $6 million and to increase our accruals for uncertain tax positions by a corresponding amount. In accordance with FIN 48, we increased goodwill and accruals for uncertain tax positions by $13 million to reflect the measurement of uncertain tax positions associated with previous business acquisitions, and increased capital in excess of par value and decreased accruals for uncertain tax positions by $2 million to reflect measurement of an uncertain tax position related to Predecessor Company pre-petition income tax liabilities. In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” resolution of these matters results in a direct credit to capital in excess of par value within shareholders’ equity.

As of the second quarter, we had gross unrecognized tax benefits of $404 million. Of this amount, $98 million would, if recognized, affect our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences and prior business combinations or any other indirect tax benefits. We expect that our unrecognized tax benefits could decrease in the range of $0 million to $77 million over the next 12 months for federal and state tax positions related to prior business dispositions due to both the expiration of the statute of limitations for certain jurisdictions as well as expected settlements.

Interest and penalties associated with uncertain tax positions are recognized as components of the provision for income tax expense. Our accrual for interest at the end of the second quarter was $108 million.

We file income tax returns in both the United States and various foreign jurisdictions. The Internal Revenue Service (“IRS”) has recently commenced an audit of Holdings’ federal income tax return for the fiscal year 2005 and the Sears federal income tax returns for the fiscal years 2004 and 2005 through the date of Merger. The IRS has completed its examination of Sears’ federal income tax returns for the fiscal years 2002 and 2003, and we are working with the IRS to resolve certain matters arising from this exam. In addition, Holdings and Sears are subject to various state, local and foreign income tax examinations for the fiscal years 2001—2005 and Kmart is subject to such examinations for the fiscal years 2003—2005.

At the end of fiscal 2006, we had a net operating loss (“NOL”) deferred tax asset of $347 million and a valuation allowance of $332 million. In the first quarter of fiscal 2007, we decreased our NOL deferred tax asset by $205 million and decreased our valuation allowance by a corresponding amount due to the implementation of FIN 48. As a result, we had an NOL deferred tax asset of $142 million and a valuation allowance of $127 million at the end of the first quarter of fiscal 2007. In the second quarter of fiscal 2007, we recognized an additional deferred tax asset as a result of a tax credit of $16 million as a result of recently enacted state law changes. We will continue to assess the likelihood of realization of these state deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized. To the extent that these valuation allowances are reversed in the future, such effects would be recorded as a decrease to goodwill.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 10 – SUMMARY OF SEGMENT DATA

We have three reportable segments: Kmart, Sears Domestic and Sears Canada. Sears Canada’s results are reported to us on a one-month lag. Therefore, the results of operations for the 13-week periods ended August 4, 2007 and July 29, 2006 include operating results for Sears Canada for the periods from April 1, 2007 to June 30, 2007 and April 2, 2006 to July 1, 2006, respectively. The results of operations for the 26-week periods ended August 4, 2007 and July 29, 2006 include operating results for Sears Canada for the periods from December 31, 2006 to June 30, 2007 and January 1, 2006 to July 1, 2006, respectively.

	For the 13 Weeks Ended
	August 4, 2007
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$4,228	$6,706	$1,305	$12,239
Costs and expenses
Cost of sales, buying and occupancy	3,203	4,736	906	8,845
Selling and administrative	870	1,633	296	2,799
Depreciation and amortization	27	202	32	261
Gain on sales of assets	—	(2)	(3)	(5)

Total costs and expenses	4,100	6,569	1,231	11,900

Operating income	$128	$137	$74	$339

Total assets	$7,557	$17,887	$3,126	$28,570

	For the 13 Weeks Ended
	July 29, 2006
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$4,472	$7,051	$1,262	$12,785
Costs and expenses
Cost of sales, buying and occupancy	3,389	4,884	885	9,158
Selling and administrative	874	1,669	284	2,827
Depreciation and amortization	18	224	34	276
Gain on sales of assets	—	(7)	—	(7)
Restructuring charges	—	—	14	14

Total costs and expenses	4,281	6,770	1,217	12,268

Operating income	$191	$281	$45	$517

Total assets	$7,335	$19,571	$3,155	$30,061

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	For the 26 Weeks Ended
	August 4, 2007
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$8,243	$13,366	$2,332	$23,941
Costs and expenses
Cost of sales, buying and occupancy	6,258	9,365	1,639	17,262
Selling and administrative	1,710	3,211	512	5,433
Depreciation and amortization	53	408	63	524
Gain on sales of assets	(1)	(1)	(8)	(10)

Total costs and expenses	8,020	12,983	2,206	23,209

Operating income	$223	$383	$126	$732

Total assets	$7,557	$17,887	$3,126	$28,570

	For the 26 Weeks Ended
	July 29, 2006
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$8,726	$13,748	$2,309	$24,783
Costs and expenses
Cost of sales, buying and occupancy	6,630	9,545	1,648	17,823
Selling and administrative	1,729	3,289	530	5,548
Depreciation and amortization	33	464	68	565
Gain on sales of assets	(17)	(7)	—	(24)
Restructuring charges	4	—	19	23

Total costs and expenses	8,379	13,291	2,265	23,935

Operating income	$347	$457	$44	$848

Total assets	$7,335	$19,571	$3,155	$30,061

NOTE 11 – SUPPLEMENTAL FINANCIAL INFORMATION

Other current liabilities as of August 4, 2007, July 29, 2006 and February 3, 2007 consisted of the following:

millions	August 4, 2007	July 29, 2006	February 3, 2007
Payroll and benefits payable	$411	$442	$535
Outstanding checks in excess of funds on deposit	330	441	353
Current portion of self-insurance reserves	347	506	370
Accrued expenses	1,282	1,380	1,256
Other	1,401	1,262	1,451

Total	$3,771	$4,031	$3,965

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Minority interest and other liabilities as of August 4, 2007, July 29, 2006 and February 3, 2007 consisted of the following:

millions	August 4, 2007	July 29, 2006	February 3, 2007
Unearned revenues	$940	$919	$928
Self-insurance reserves	823	678	772
Minority interest	233	234	169
Other	1,266	888	934

Total	$3,262	$2,719	$2,803

NOTE 12 – LEGAL PROCEEDINGS

Pending against Sears and certain of its officers and directors are a number of lawsuits, described below, that relate to Sears’ former credit card business and public statements about it. We believe that all of these claims lack merit and, except as noted below, are defending against them vigorously.

•

In re: Sears, Roebuck and Co. ERISA Litigation—On and after November 15, 2002, several actions were filed in the United States District Court for the Northern District of Illinois against Sears, certain officers and directors, and alleged fiduciaries of Sears’ 401(k) Savings Plan (the “Plan”), seeking damages and equitable relief under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs purport to represent participants in the Plan, and allege breaches of fiduciary duties under ERISA in connection with the Plan’s investment in Sears’ common shares and alleged communications made to Plan participants regarding Sears’ financial condition. The Court has consolidated these actions and certified the consolidated action as a class action. Pursuant to an agreement dated February 13, 2007, defendants agreed to settle the matter. On June 26, 2007, the Court entered an Order and Final Judgment as to the consolidated action. Pursuant to the terms of the settlement agreement, Sears subsequently made its final payment to plaintiffs. In agreeing to the settlement, defendants did not admit any wrongdoing and denied committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. The settlement did not have a material adverse effect on annual results of operations, financial position, liquidity or capital resources of the Company.

•

Marilyn Clark, derivatively on behalf of Sears, Roebuck and Co. v. Alan J. Lacy, et al.—On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York (the “New York Court”) against Sears (as a nominal defendant) and certain current and former directors seeking damages on behalf of Sears. The complaint purports to allege a breach of fiduciary duty by the directors with respect to Sears’ management of its credit business. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois (the “Illinois State Court”), and a third was filed in the United States District Court for the Northern District of Illinois. The New York Court derivative suit was dismissed on June 21, 2004. A New York appellate court affirmed the dismissal on December 6, 2005, and the time for further appeal has expired. The two Illinois State Court derivative suits were dismissed on September 30, 2004. The order of dismissal became final on December 1, 2004, and the time to appeal has expired. The defendant directors filed a motion to dismiss the Illinois federal court action on May 22, 2006. In lieu of a response, plaintiffs filed an amended complaint seeking to correct various procedural deficiencies in their original pleading and adding Sears Holdings Corporation as a defendant. Prior to responding to the amended complaint, the defendants agreed to settle the matter. The parties are drafting the terms of the settlement agreement. In agreeing to the settlement, defendants did not admit any wrongdoing and denied committing any violation of law.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. The settlement is not expected to have a material adverse effect on annual results of operations, financial position, liquidity or capital resources of the Company.

•

Thomas G. Ong for Thomas G. Ong IRA, et al. v. Sears, Roebuck & Co., et al.—On June 17, 2003, an action was filed in the United States District Court for the Northern District of Illinois against Sears and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. Pursuant to a subsequently filed amended complaint, plaintiffs named as additional defendants certain former Sears officers not originally named, SRAC and several investment banking firms, which had acted as underwriters for SRAC’s March 18, May 21, and June 21, 2002 notes offerings. The complaint purports to allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and, as against the individual defendants, violations of §20(a) of the Exchange Act. The complaint purports to allege that defendants made a number of false and misleading statements in one or more prospectuses for debt securities offerings and in SEC filings and other public statements, concerning the adequacy of reserves for uncollectible accounts, and the condition of Sears’ former credit business, among other things. On July 2, 2007, the plaintiffs filed a motion for class certification and the defendants’ response to the motion is due on September 17, 2007. Discovery is underway.

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

•

Maurice Levie, individually and on behalf of all others similarly situated v. Sears, Roebuck & Co., et al.—One action has been filed in the United States District Court for the Northern District of Illinois. This action asserts claims under the federal securities laws on behalf of a purported class of Sears’ stockholders against Sears and Alan J. Lacy, for allegedly failing to make timely disclosure of merger discussions with Kmart during the period September 9 through November 16, 2004, and seeks damages. The court appointed a lead plaintiff and lead counsel, and an amended complaint was filed on March 11, 2005. The amended complaint names Edward S. Lampert and ESL Partners, L.P. as additional defendants, and purports to assert claims on behalf of sellers of Sears stock during the period September 9 through November 16, 2004. The defendants have answered the amended complaint. On July 17, 2007, the Court granted in part and denied in part plaintiffs’ motion for class certification, certifying a class of Sears stockholders who sold shares of Sears stock between September 9, 2004 and November 16, 2004, excluding short sellers who covered their positions during the class period. On July 30, 2007, defendants filed a petition for leave to appeal the class certification with the Seventh

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Circuit Court of Appeals. Plaintiffs have filed their response to the petition. The parties await a ruling from the Court of Appeals. Meanwhile, written discovery is underway.

Effective May 11, 2005, Sears terminated for cause its Master Services Agreement (the “Agreement”) with Computer Sciences Corporation (“CSC”). CSC had been providing information technology infrastructure support services, including desktops, servers, and systems to support Sears-related websites, voice and data networks and decision support technology to Sears and its subsidiaries under the 10-year Agreement entered into in June 2004. CSC disputes Sears’ assertion that grounds for termination for cause existed and claims that, as a result of terminating this Agreement, Sears is liable to CSC for damages. On December 12, 2006, both Sears and CSC filed separate Statements of Claim and Demands for Arbitration with the American Arbitration Association seeking to resolve their dispute. The arbitration panel has been selected and has set the matter for a bifurcated hearing, the first phase of which is set to commence on October 15, 2007. Meanwhile, discovery is underway.

In Capital Factors v. Kmart Corporation, the United States District Court for the Northern District of Illinois ruled that the Bankruptcy Court did not have the authority to authorize the payment of pre-petition claims of certain trade vendors by the Company. An appeal of the ruling and subsequent motions for rehearing were denied. In order to satisfy its fiduciary responsibility to pursue claims against the critical vendors during the pendency of the appeal, in January 2004 the Company filed suit against a total of 1,189 vendors that received these payments seeking to recover in excess of $174 million paid to the critical vendors. In the second quarter of fiscal 2007, Kmart concluded all of the suits filed to recover payments to critical vendors. Through settlements and judgments, Kmart received cash recoveries of $82 million.

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

In re: Sears Holdings Corporation Securities Litigation—In May and July 2006, two putative class action lawsuits, which each name as defendants Sears Holdings Corporation and Edward Lampert, were filed in United States District Court for the Southern District of New York, purportedly on behalf of a class of persons that sold shares of Kmart Holding Corporation stock on or after May 6, 2003 through June 4, 2004. The plaintiffs in each case allege that Kmart’s Plan of Reorganization and Disclosure Statement filed on January 24, 2003 and amended on February 25, 2003 misrepresented Kmart’s assets, particularly its real estate holdings, as evidenced by the prices at which Kmart subsequently sold certain of its stores in June 2004 to Home Depot and Sears. The plaintiffs seek damages for alleged misrepresentations. On December 19, 2006, the Court consolidated the actions. The plaintiffs have filed their consolidated complaint. The defendants have moved to dismiss the consolidated complaint and the plaintiffs’ response is due on October 4, 2007.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

AIG Annuity Insurance Company, et al. v. Sears, Roebuck and Co.—On October 12, 2004, an action was filed against Sears in the District Court, 192nd Judicial District, Dallas County, Texas by several holders of certain bonds issued by Sears from 1991 through 1993. Plaintiffs purport to allege under theories of breach of contract and misrepresentation, that Sears prematurely redeemed the bonds in 2004 following Sears’ sale of the credit business in 2003. On February 2, 2007, a jury in the case reached a verdict against Sears and the Court subsequently awarded plaintiffs $61,453,826 plus post-judgment interest. Sears has filed a notice of appeal and its opening brief will be due in October 2007.

We are subject to various other legal and governmental proceedings, many involving litigation incidental to our businesses. Some matters contain class action allegations, environmental and asbestos exposure allegations and other consumer-based claims, each of which may seek compensatory, punitive or treble damage claims (potentially in large amounts) or as well as other types of relief. In addition, we are a defendant in several cases containing class-action allegations in which the plaintiffs are current and former hourly and salaried associates who allege various wage and hour violations and unlawful termination practices. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Further, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. In accordance with SFAS No. 5, “Accounting for Contingencies,” we accrue an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated and we do not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. Because litigation outcomes are inherently unpredictable, these assessments often involve a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. While the consequences of certain unresolved proceedings are not presently determinable, an adverse outcome from certain matters could have a material adverse effect on our earnings in any given reporting period. However, in the opinion of our management after consulting with legal counsel, and taking into account insurance and reserves, the ultimate liability is not expected to have a material adverse effect on our financial position, liquidity or capital resources.

During the first quarter of fiscal 2007, we recorded a $30 million legal settlement gain received in relation to a contract dispute. We have recorded the $30 million gain as a reduction to selling and administrative expense in the condensed consolidated statement of income for the 26 weeks ended August 4, 2007.

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

FIN 48 prescribes that a company shall recognize the benefit associated with a previously unrecognized tax position when management determines the position has been effectively settled. The FASB issued FASB Staff Position (FSP) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” in May 2007 in order to clarify that assessing whether a tax position has been effectively settled is a matter of judgment. Furthermore, the FASB noted that a tax position could be effectively settled prior to the completion of an examination or audit by

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

a taxing authority. FSP FIN 48-1 provides a set of conditions that must be evaluated when determining whether a tax position has been effectively settled. We contemplated the provisions of FSP FIN 48-1 upon the initial adoption of FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, SFAS No. 159 will have on our financial statements.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

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

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
REVENUES
Merchandise sales and services	$12,239	$12,785	$23,941	$24,783
COSTS AND EXPENSES
Cost of sales, buying and occupancy	8,845	9,158	17,262	17,823
Gross margin dollars	3,394	3,627	6,679	6,960
Gross margin rate	27.7%	28.4%	27.9%	28.1%
Selling and administrative	2,799	2,827	5,433	5,548
Selling and administrative expense as a percentage of total revenues	22.9%	22.1%	22.7%	22.4%
Depreciation and amortization	261	276	524	565
Gain on sales of assets	(5)	(7)	(10)	(24)
Restructuring charges	—	14	—	23

Total costs and expenses	11,900	12,268	23,209	23,935

Operating income	339	517	732	848
Interest and investment income	(42)	(61)	(82)	(101)
Interest expense	71	83	144	166
Other income	(10)	(7)	(16)	(15)

Income before income taxes and minority interest	320	502	686	798
Income taxes	129	201	272	319
Minority interest	15	7	22	5

NET INCOME	$176	$294	$392	$474

EARNINGS PER COMMON SHARE
Diluted earnings per share	$1.17	$1.88	$2.57	$3.01
Diluted weighted average common shares outstanding	150.9	156.5	152.4	157.3

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

Net Income and Earnings per Share Summary

For the quarter, we generated net income of $176 million ($1.17 per diluted share) in fiscal 2007, as compared to $294 million ($1.88 per diluted share) for the second quarter of fiscal 2006. For the first half of fiscal 2007, we generated net income of $392 million ($2.57 per diluted share), as compared to $474 million ($3.01 per diluted share) for the first half of fiscal 2006. Net income for these periods was impacted by certain significant items. The magnitude of such items may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period, affecting the comparability of our financial performance. Accordingly, we consider the aggregate impact of these items, along with reported results, in reviewing and evaluating our financial performance. For completeness, we have included the per-share impact for all items shown in the table for both the second quarter and first half periods, even in cases where the amount of a particular item, while significant in relation to first half results, would not necessarily be deemed significant by management in assessing our second quarter performance.

The nature of these items and their impact on diluted earnings per share is set forth below:

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Earnings per diluted share	$1.17	$1.88	$2.57	$3.01
Less:
Hurricane related recoveries	0.01	—	0.07	—
Gain on sales of assets	0.02	0.03	0.03	0.09
Legal settlement gain	—	—	0.12	—
Sears Canada post-retirement benefit plans curtailment gain	—	—	0.11	—
Dividend—investment in Sears Mexico	—	—	0.08	—
Total return swap losses	—	—	(0.08)	—
Visa/MasterCard settlement	—	0.14	—	0.14
Restructuring charges	—	(0.04)	—	(0.07)

Earnings per diluted share excluding above items	$1.14	$1.75	$2.24	$2.85

For the second quarter of fiscal 2007, we recognized 1) $3 million ($2 million after tax or $0.01 per diluted share) for insurance recoveries received on claims filed for certain of our property damaged by hurricanes during fiscal 2005, and 2) $5 million ($2 million after tax and minority interest or $0.02 per diluted share) of gains on sales of assets, as compared to $7 million ($4 million after tax or $0.03 per diluted share) of such gains for the second quarter of fiscal 2006. While management would not view any of the aforementioned items as significant in assessing our second quarter performance, as noted above, they have been included in the above table given both their nature and their greater significance relative to first half performance. In addition to the above-noted gains on sales of assets, the second quarter of fiscal 2006 results also included 1) a $36 million gain ($22 million after tax or $0.14 per diluted share) representing our portion of proceeds received during the second quarter of 2006 related to the settlement of Visa/MasterCard antitrust litigation, and 2) restructuring charges of $14 million ($6 million after tax and minority interest or $0.04 per diluted share) (see the “Restructuring Charges” section below for further details). There were no restructuring charges in the first half of fiscal 2007.

During the first half of fiscal 2007, we recognized: 1) a gain of $18 million ($11 million after tax or $0.07 per diluted share) for insurance recoveries received on hurricane claims as noted above, 2) $10 million ($5 million after tax and minority interest or $0.03 per diluted share) in gains on sales of assets, as compared to $24 million ($14 million after tax or $0.09 per diluted share) of such gains recorded in the first half of fiscal 2006, 3) a $30 million gain ($18 million after tax or $0.12 per diluted share) related to the legal settlement of a contractual

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

dispute, 4) a curtailment gain of $27 million ($16 million after tax or $0.11 per diluted share) related to certain amendments made to Sears Canada’s post-retirement benefit plans, and 5) a $20 million ($12 million after tax or $0.08 per diluted share) dividend we received on our investment in Sears Mexico. These favorable items were partially offset by investment losses of $21 million ($13 million after tax or $0.08 per diluted share) incurred during the first half of fiscal 2007 on our total return swap investments. In addition to the above-noted gains on sales of assets, the first half of fiscal 2006 results also included 1) a $36 million gain ($22 million after tax or $0.14 per diluted share) related to the above-noted Visa/MasterCard antitrust litigation, and 2) restructuring charges of $23 million ($10 million after tax and minority interest or $0.07 per diluted share) (see the “Restructuring Charges” section below for further details).

Earnings per diluted share also benefited during the second quarter and first half of fiscal 2007 from lower average diluted shares outstanding during fiscal 2007 as compared with fiscal 2006.

Our second quarter and first half net income decreased on lower operating results at both Sears Domestic and Kmart. Sears Domestic’s operating income declined $144 million and $74 million for the second quarter and first half of fiscal 2007, respectively, as compared to the same periods last year. At Kmart, operating income declined $63 million for the second quarter and $124 million for the first half of fiscal 2007. Both the second quarter and first half declines at Kmart primarily reflect the negative gross margin impact of lower sales levels. The decline in operating income at Sears Domestic for both the second quarter and first half of fiscal 2007 was mainly due to lower gross margin dollars being generated during the second quarter of fiscal 2007, primarily reflecting lower overall sales levels as well as increased markdowns, most notably within spring and summer seasonal apparel categories. For the quarter, total gross margin dollars generated at Sears Domestic declined $0.2 billion to $2.0 billion in fiscal 2007, as compared to $2.2 billion for the second quarter of fiscal 2006. The impact of lower operating income levels at Sears Domestic and Kmart was partially offset by increased operating income at Sears Canada, where increased sales generated increased gross margin dollars.

Comparable Store Sales

Our fiscal 2007 second quarter and first half were comprised of the 13- and 26-week periods ended August 4, 2007, respectively, while our fiscal 2006 second quarter and first half were comprised of the 13- and 26-week periods ended July 29, 2006, respectively. This week shift in sales had no impact on the comparable store sales results reported herein due to the fact that, for purposes of reporting domestic comparable sales for the second quarter, weeks 14 through 26 of fiscal 2007 have been compared to weeks 15 through 27 of fiscal 2006, and for purposes of reporting domestic comparable sales for the first half, weeks 1 through 26 of fiscal 2007 have been compared to weeks 2 through 27 of fiscal 2006, thereby eliminating the impact of the week shift.

Using the above methodology, domestic comparable store sales declined 4.1% for the second quarter and declined 4.0% for the first half of fiscal 2007. Sears Domestic comparable store sales declined 4.3% and 3.9% for the second quarter and first half of fiscal 2007, respectively, while Kmart comparable store sales declined 3.8% for the quarter and 4.1% for the first half. We believe these declines reflect both increased competition and the impact of the housing market slowdown and other economic pressures.

For both the second quarter and first half of fiscal 2007, Kmart experienced lower transaction volumes across most merchandise categories, most notably within lawn and garden, soft home and health and beauty products, partially offset by a modest comparable store sales increase within women’s apparel. Similarly, Sears Domestic recorded comparable store sales declines for both the second quarter and first half of fiscal 2007 across most merchandise categories and formats. Comparable store home appliance sales declined to a greater degree than the average decline for Sears Domestic in total for the related periods. This decline in home appliance sales reflects, in part, lower sales within weather-driven products, such as room air conditioners, as well as the impact of those

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

same factors noted above relative to our overall comparable store sales declines. Decreased sales performance within these areas was partially offset by comparable store sales increases for the second quarter within Sears Domestic’s consumer electronics, women’s apparel and footwear categories, and increases within consumer electronics, children’s apparel and footwear for the first half of fiscal 2007.

Total Revenues

For the quarter, total revenues declined $0.6 billion, or 4.3%, to $12.2 billion in fiscal 2007, as compared to $12.8 billion for the second quarter of fiscal 2006. This decline primarily reflects the above-noted impact of lower domestic comparable store sales, and, to a lesser degree, the impact of store closures, mainly at Kmart, partially offset by sales increases at Sears Canada. Though no Kmart locations were closed during the first half of fiscal 2007, a number were closed during fiscal 2006 which were open during part or all of the first half of fiscal 2006, thereby benefiting sales recorded during the first half of fiscal 2006. The above-described week shift in reporting did not significantly impact total revenues reported for the second quarter of fiscal 2007 as compared to the second quarter last year.

For the first half of fiscal 2007, total revenues declined $0.9 billion, or 3.4%, to $23.9 billion in fiscal 2007, as compared to $24.8 billion for the first half of fiscal 2006. This decline reflects the impact of the above-noted factors, as well as the impact of the week shift in reporting, which had an approximate 0.4% favorable impact on total revenues recorded for the first half of fiscal 2007 as compared to the first half of fiscal 2006.

Gross Margin

For the quarter, our gross margin as a percentage of merchandise sales and services revenue (“gross margin rate”) was 27.7% in fiscal 2007, as compared to 28.4% for the second quarter of fiscal 2006. For the first half of fiscal 2007, our gross margin rate was 27.9%, as compared to 28.1% for the first half of fiscal 2006. The declines for both the second quarter and first half of fiscal 2007 were attributable to a decline in Sears Domestic’s second quarter rate. Sears Domestic’s gross margin rate declined to 29.4% for the current-year second quarter, as compared to 30.7% for the second quarter of fiscal 2006 and, as a result of the second quarter decline, Sears Domestic’s first half margin rate declined to 29.9%, as compared to 30.6% for the first half of fiscal 2006. Sears Domestic’s gross margin rate decreased across most full-line store merchandise categories for both the second quarter and first half of fiscal 2007 primarily due to increased markdown activity in the second quarter, most notably within spring and summer seasonal apparel categories. As noted above, the negative impact of the decline in Sears Domestic’s gross margin rate, as well as sales declines at both Kmart and Sears Domestic, reduced our overall gross margin dollars generated during both the second quarter and first half of fiscal 2007, as compared to the same periods last year.

Selling and Administrative Expenses

For the quarter, our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 22.9% in fiscal 2007, as compared to 22.1% for the second quarter of fiscal 2006. The prior year second quarter was favorably impacted by a $36 million gain representing our portion of proceeds received during the second quarter of 2006 related to the settlement of Visa/MasterCard antitrust litigation. Excluding this amount, our selling and administrative expense rate for the second quarter of fiscal 2006 was 22.4%. The remainder of the increase in the current year second quarter rate primarily reflects lower expense leverage resulting from lower overall sales levels, partially offset by reduced payroll expense, including lower performance-based compensation expense.

Total selling and administrative expenses declined $28 million for the second quarter of fiscal 2007, as compared to the same period last year. Domestic selling and administrative expenses declined $40 million for the quarter ($36 million

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

at Sears Domestic and $4 million at Kmart), partially offset by an increase of $12 million at Sears Canada. Excluding the impact of the above-noted $36 million Visa/MasterCard settlement gain recorded in the second quarter of fiscal 2006, our domestic selling and administrative expenses declined $76 million for the quarter, primarily reflecting lower domestic payroll and benefits expense. Total domestic payroll and benefits expense, including performance-based compensation expense, was $61 million lower in the second quarter of fiscal 2007, as compared to the same period last year. As noted above, however, the reductions in overall selling and administrative expenses were not significant enough to offset the negative impact of lower overall sales levels and, as a result, our selling and administrative expense rate increased for the second quarter relative to the same period last year.

For the first half of fiscal 2007, our selling and administrative expense rate was 22.7%, as compared to 22.4% for the first half of fiscal 2006. The current year first half rate was favorably impacted by a number of the significant items, noted previously in the “Net Income and Earnings per Share Summary” section, that were recorded within selling and administrative expenses, including the $30 million gain related to a legal settlement, the $27 million curtailment gain recorded in connection with changes made to Sears Canada’s benefit plans, and the $18 million gain related to insurance recoveries for certain Sears property damaged by hurricanes during fiscal 2005. The rate for the first half of fiscal 2006 was favorably impacted by the above-noted settlement of Visa/MasterCard antitrust litigation resulting in a $36 million gain. Excluding these amounts, our selling and administrative expense rate for the first half of fiscal 2007 was 23.0% and 22.5% for the first half of fiscal 2006, with the increase primarily reflecting the same factors discussed above relative to the second quarter selling and administrative expense rate increase.

Total selling and administrative expenses declined $115 million for the first half of fiscal 2007, as compared to the same period last year. Domestic selling and administrative expenses declined $97 million for the first half ($78 million at Sears Domestic and $19 million at Kmart), in addition to an $18 million decline at Sears Canada. Excluding the impact of the above-noted gains, our domestic selling and administrative expenses declined $49 million ($60 million at Sears Domestic, offset by an increase of $11 million at Kmart) and Sears Canada’s selling and administrative expenses increased $9 million. The domestic decline primarily reflects lower domestic payroll and benefits expense. Total domestic payroll and benefits expense, including performance-based compensation expense, was $75 million lower in the first half of fiscal 2007, as compared to the same period last year. As noted above, however, the reductions in overall selling and administrative expenses were not significant enough to offset the negative impact of lower overall sales levels and, as a result, our selling and administrative expense rate increased for the first half of fiscal 2007 relative to the same period last year.

Restructuring Charges

During the first half of fiscal 2006, we recorded $23 million in restructuring charges, which included $19 million recorded at Sears Canada ($14 million in the second quarter of fiscal 2006) for workforce reductions and restructuring efforts initiated during the second half of fiscal 2005, and $4 million recorded at Kmart for relocation assistance and employee termination-related costs associated with our home office integration efforts, also initiated in fiscal 2005. There were no restructuring charges in the first half of fiscal 2007.

Operating Income

For the quarter, our operating income decreased $178 million to $339 million in fiscal 2007, as compared to $517 million in the second quarter of fiscal 2006. For the first half of fiscal 2007, our operating income decreased $116 million to $732 million, as compared to $848 million in the first half of fiscal 2006. For both the second quarter and first half of fiscal 2007, the lower operating income was mainly attributable to lower gross margin dollars generated as a result of lower sales levels at both Kmart and Sears Domestic, as well as the above-

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

detailed second quarter decline in gross margin rate at Sears Domestic. These factors were only partially offset by lower overall consolidated expenses and improved operating results at Sears Canada. For the first half of fiscal 2007, operating income was also favorably impacted by the above-noted $30 million legal settlement gain, the $27 million Sears Canada benefit curtailment gain, and the $18 million gain on hurricane-related insurance recoveries, all recorded during the first quarter of fiscal 2007. The second quarter and first half of fiscal 2006 were favorably impacted by the $36 million above-noted Visa/MasterCard settlement, partially offset by restructuring charges of $14 million and $23 million recorded in the second quarter and first half of fiscal 2006, respectively.

Interest and Investment Income

We recorded $42 million in interest and investment income for the second quarter of fiscal 2007, as compared to $61 million for the second quarter of fiscal 2006. The decline was primarily due to an $18 million gain recognized in the second quarter of fiscal 2006 in connection with the sale of our interest in a land-development joint venture. For the first half of fiscal 2007, our interest and investment income was $82 million, as compared to $101 million the first half of fiscal 2006. The decline primarily reflects the impact of the above-noted $18 million land-development joint-venture gain recorded in the first half of fiscal 2006. The first half of fiscal 2007 included a dividend of $20 million received during the first quarter in connection with our investment in Sears Mexico, but this was more than offset by pre-tax total return swap losses of $21 million. The total return swaps are derivative contracts that synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. In exchange for receiving the return tied to the position underlying a total return swap, we pay a floating rate of interest tied to LIBOR on the notional amount of the contract. Changes in fair value of the total return swaps are recognized currently in earnings. We did not employ the use of total return swaps during the first half of fiscal 2006.

Interest Expense

We incurred $71 million in interest expense during the second quarter of fiscal 2007, as compared to $83 million in the second quarter of last year. For the first half of fiscal 2007, we incurred $144 million in interest expense, as compared to $166 million in the first half of last year. The reductions were attributable to lower average outstanding borrowings.

Other Income

Other income is primarily comprised of bankruptcy-related recoveries. A total of $12 million in bankruptcy-related recoveries were recorded in the second quarter of fiscal 2007, as compared to $11 million in the second quarter of fiscal 2006. For the first half of fiscal 2007, a total of $18 million in bankruptcy-related recoveries were recorded, as compared to $12 million in the first half of fiscal 2006. Bankruptcy-related recoveries represent amounts collected from vendors who had received cash payment for pre-petition obligations.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

SEGMENT OPERATIONS

The following discussion of our business segment results is organized into three segments: Kmart, Sears Domestic and Sears Canada.

Kmart

Kmart results and key statistics were as follows:

Kmart	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Merchandise sales and services	$4,228	$4,472	$8,243	$8,726
Cost of sales, buying and occupancy	3,203	3,389	6,258	6,630
Gross margin dollars	1,025	1,083	1,985	2,096
Gross margin rate	24.2%	24.2%	24.1%	24.0%
Selling and administrative	870	874	1,710	1,729
Selling and administrative expense as a percentage of total revenues	20.6%	19.5%	20.7%	19.8%
Depreciation and amortization	27	18	53	33
Gain on sales of assets	—	—	(1)	(17)
Restructuring charges	—	—	—	4

Total costs and expenses	4,100	4,281	8,020	8,379

Operating income	$128	$191	$223	$347

Number of stores			1,388	1,398

Revenues

For the quarter, Kmart’s comparable store sales and total sales declined 3.8% and 5.5%, respectively. For the first half of fiscal 2007, Kmart’s comparable store sales and total sales declined 4.1% and 5.5%, respectively, as compared to the first half of last year. For both the second quarter and first half of fiscal 2007, Kmart experienced lower transaction volumes across most merchandise categories, most notably within lawn and garden, soft home and health and beauty products, partially offset by a modest comparable store sales increase within women’s apparel. We believe the decline in comparable store sales reflects both increased competition and the negative impact of certain external factors, as noted above in the discussion of consolidated results.

In addition to these factors, the decline in total sales for both the quarter and first half also reflects a reduction in the number of Kmart stores in operation during fiscal 2007 relative to the same period last year. Though no Kmart locations were closed during the first half of fiscal 2007, a number were closed during fiscal 2006 which were open during part or all of the first half of fiscal 2006, thereby benefiting sales recorded during the first half of fiscal 2006. For the first half of fiscal 2007, the negative impact of these items was partially offset by the week shift in reporting as detailed above in the discussion of consolidated results, resulting in the above-noted 5.5% decline in total revenues. The week shift in sales did not have a significant impact on revenues reported for the second quarter of fiscal 2007, as compared to the second quarter of fiscal 2006.

Gross Margin

For the quarter, Kmart’s gross margin rate of 24.2% in fiscal 2007 was unchanged from the second quarter fiscal 2006 rate. For the first half of fiscal 2007, Kmart’s gross margin rate was 24.1%, as compared to 24.0% for the first half of fiscal 2006. Results for both periods reflect improved gross margin rates across a number of

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

merchandise categories, mainly as a result of greater utilization of direct-sourced merchandise and other cost improvements, offset by lower expense leverage relative to buying and occupancy costs, as well as higher maintenance expenses. As a percentage of total sales, Kmart’s buying and occupancy costs increased by approximately 50 basis points for both the second quarter and first half of fiscal 2007, as compared to the second quarter and first half of fiscal 2006. Kmart’s gross margin rate improvement for the first half of fiscal 2007 was not sufficient to offset the negative gross margin dollar impact of sales declines for the same period.

Selling and Administrative Expenses

For the quarter, Kmart’s selling and administrative expense rate was 20.6% in fiscal 2007, as compared to 19.5% for the second quarter of fiscal 2006. The selling and administrative rate for the second quarter of fiscal 2006 was favorably impacted by a $19 million gain received in relation to the above-noted Visa/MasterCard settlement. Excluding this gain, Kmart’s selling and administrative expense rate was 20.0% for the second quarter of fiscal 2006, with the remainder of the current year second quarter increase primarily reflecting lower expense leverage resulting from lower overall sales levels, partially offset by reduced payroll expense, including lower performance-based compensation expense. Kmart’s payroll and benefit expense was $27 million lower in the second quarter of fiscal 2007, as compared to the same period last year, but increased as a percentage of total merchandise sales and services by approximately 10 basis points, given the impact of lower overall sales levels which reduced expense leverage.

For the first half of fiscal 2007, Kmart’s selling and administrative expense rate was 20.7%, as compared to 19.8% for the first half of fiscal 2006. The selling and administrative expense rate for the first half of fiscal 2007 included a $30 million legal settlement gain received during the first quarter in relation to a contract dispute. As noted above, the rate for the first half of fiscal 2006 was favorably impacted by the $19 million Visa/MasterCard settlement. Excluding these gains, Kmart’s selling and administrative expense rate was 21.1% for the first half of fiscal 2007 and 20.0% for the first half of fiscal 2006. The rate increase for the first half of fiscal 2007, as compared to the fiscal 2006 first half rate, primarily reflects the same factors discussed above relative to the second quarter selling and administrative expense rate increase. As with the second quarter, the largest decline in selling and administrative expenses at Kmart for the first half of fiscal 2007 was recorded in relation to payroll and benefits expense, which declined $26 million for the first half of fiscal 2007, but the impact of such reductions was offset by lower overall sales. As a percentage of total merchandise sales and services, payroll and benefits expense increased by approximately 50 basis points for the first half of fiscal 2007, as compared to the first half of fiscal 2006.

Restructuring Charges

Kmart recorded restructuring charges of $4 million in the first half of fiscal 2006 for relocation assistance and employee termination-related costs incurred in connection with home office integration efforts we initiated in fiscal 2005. There were no restructuring charges in the first half of fiscal 2007.

Operating Income

For the quarter, Kmart’s operating income decreased $63 million to $128 million in fiscal 2007, as compared to $191 million in the second quarter of fiscal 2006. For the first half of fiscal 2007, operating income was $223 million, as compared with $347 million for the first half of last year, a decline of $124 million. The second quarter and first half declines primarily reflect the negative impact of lower sales levels on gross margin dollars generated. For the quarter, the decline also reflects, to a lesser degree, the $19 million gain recorded in second quarter of fiscal 2006 on the settlement of the Visa/MasterCard antitrust litigation and higher depreciation and amortization expense for fiscal 2007. For the first half, in addition to the above-noted decline in gross margin dollars, the decline reflects, to a lesser degree, higher depreciation and amortization expense and lower gains on

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

sales of assets in fiscal 2007, the $19 million Visa/MasterCard settlement gain recorded in fiscal 2006, partially offset by the above-noted $30 million legal settlement recorded in fiscal 2007 and $4 million in restructuring costs recorded in the first half of fiscal 2006.

Sears Domestic

Sears Domestic results and key statistics were as follows:

Sears Domestic	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Merchandise sales and services	$6,706	$7,051	$13,366	$13,748
Cost of sales, buying and occupancy	4,736	4,884	9,365	9,545
Gross margin dollars	1,970	2,167	4,001	4,203
Gross margin rate	29.4%	30.7%	29.9%	30.6%
Selling and administrative	1,633	1,669	3,211	3,289
Selling and administrative expense as a percentage of total revenues	24.4%	23.7%	24.0%	23.9%
Depreciation and amortization	202	224	408	464
Gain on sales of assets	(2)	(7)	(1)	(7)

Total costs and expenses	6,569	6,770	12,983	13,291

Operating income	$137	$281	$383	$457

Number of :
Full-line Stores(1)			934	934
Specialty Stores			1,111	1,091
Total Domestic Sears Stores			2,045	2,025

(1)	The period ended August 4, 2007 includes 860 Full-line stores and 74 Sears Essentials/Grand stores;
The period ended July 29, 2006 includes 863 Full-line stores and 71 Sears Essentials/Grand stores

Revenues

For the quarter, Sears Domestic’s comparable store sales and total sales declined 4.3% and 4.9%, respectively. For the first half of fiscal 2007, Sears Domestic’s comparable store sales and total sales declined 3.9% and 2.8%, respectively, as compared to the first half of fiscal 2006. Sears Domestic recorded comparable store sales declines for both the second quarter and first half of fiscal 2007 across most merchandise categories and formats, most notably within home appliances, where comparable store sales declined to a greater degree than the average decline for Sears Domestic in total for the related periods, as detailed above in the discussion of consolidated results. Decreased sales performance within these areas was partially offset by comparable store sales increases for the second quarter within Sears Domestic’s consumer electronics, women’s apparel and footwear categories, and increases within consumer electronics, children’s apparel and footwear for the first half of fiscal 2007. We believe the overall decline in comparable store sales, and within home appliances in part, reflects both increased competition and the negative impact of certain external factors, as noted above in the discussion of consolidated results. The decline in home appliances also reflects, in part, lower sales within weather-driven products, such as room air conditioners. For the first half of fiscal 2007, the decline in total revenues reflects the above-noted decline in comparable store sales, partially offset by the impact of the week shift in sales as detailed above in the discussion of consolidated results, resulting in the above-noted 2.8% decline in total revenues for the period.

Gross Margin

For the quarter, Sears Domestic’s gross margin rate was 29.4% in fiscal 2007, as compared to 30.7% in the second quarter of fiscal 2006. For the first half of fiscal 2007, gross margin rate was 29.9%, as compared to

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

30.6% in the same period last year. As noted above in the discussion of consolidated results, Sears Domestic’s gross margin rate decreased across most full-line store merchandise categories in both the second quarter and first half of fiscal 2007 primarily due to increased markdown activity in the second quarter, most notably within spring and summer seasonal apparel categories. The merchandise category-level declines included a decline in the gross margin rate for home appliances, reflecting an increase in promotional activity within this category. In addition, lower expense leverage relative to buying and occupancy costs, given lower sales levels during the second quarter of fiscal 2007, also negatively impacted gross margins for both the second quarter and first half of fiscal 2007. As a percentage of total revenues, buying and occupancy costs increased by approximately 30 basis points and 20 basis points for the second quarter and first half of fiscal 2007, respectively, as compared to the same periods last year.

Selling and Administrative Expenses

For the quarter, Sears Domestic’s selling and administrative expense rate was 24.4% in fiscal 2007, as compared to 23.7% for the second quarter of fiscal 2006. During the second quarter of fiscal 2006, we recorded a $17 million gain, representing Sears Domestic’s portion of settlement proceeds received in connection with settlement of Visa/MasterCard antitrust litigation, as a reduction to total selling and administrative expenses. Excluding the impact of this gain, the selling and administrative expense rate for the second quarter of fiscal 2006 was 23.9%, with the remaining increase in the current year second quarter rate primarily reflecting lower expense leverage due to lower sales levels during fiscal 2007, partially offset by lower payroll expense including performance-based compensation. Sears Domestic’s payroll and benefit expense was $34 million lower in the second quarter of fiscal 2007, as compared to the same period last year, but increased as a percentage of total merchandise sales and services by approximately 10 basis points, given the impact of lower overall sales levels which reduced expense leverage.

For the first half of fiscal 2007, Sears Domestic’s selling and administrative expense rate was 24.0%, as compared to 23.9% for the first half of fiscal 2006. The rate for the first half of fiscal 2007 reflects an $18 million gain for insurance recoveries received on claims filed for certain property damaged by hurricanes during fiscal 2005. Excluding the impact of this fiscal 2007 gain and the above-noted $17 million Visa/MasterCard settlement gain from fiscal 2006, the selling and administrative expense rate for the first half of fiscal 2007 and fiscal 2006 was 24.2% and 24.0%, respectively, with the increase reflecting the same factors discussed above relative to second quarter selling and administrative expense rate increase. As with the second quarter, the largest decline in selling and administrative expenses at Sears Domestic for the first half of fiscal 2007 was recorded in relation to payroll and benefits expense, which declined $49 million for the first half of fiscal 2007, but the impact of such reductions was offset by lower overall sales. As a percentage of total merchandise sales and services, payroll and benefits expense was unchanged for the first half of fiscal 2007, as compared to the first half of fiscal 2006.

Operating Income

For the quarter, Sears Domestic’s operating income decreased $144 million to $137 million in fiscal 2007, as compared to $281 million in the second quarter of fiscal 2006. The decrease primarily reflects lower total gross margin dollars generated as a result of lower overall sales levels and a decline in gross margin rate, partially offset by lower selling and administrative expenses and depreciation and amortization. For the first half of fiscal 2007, operating income decreased $74 million to $383 million, as compared to $457 million in the first half of fiscal 2006. The decrease primarily reflects those same factors as discussed in relation to second quarter results.

Sears Canada

Sears Canada, a consolidated, 70%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. The results of operations for Sears Canada are reported to Holdings on a one-month lag. Accordingly,

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

the condensed consolidated statement of income for the 13-week period ended August 4, 2007 includes operating results for Sears Canada from April 1, 2007 through June 30, 2007, while the 13-week period ended July 29, 2006 includes operating results for Sears Canada from April 2, 2006 to July 1, 2006. Similarly, the condensed consolidated statement of income for the 26-week period ended August 4, 2007 includes operating results for Sears Canada from December 31, 2006 through June 30, 2007, while the 26-week period ended July 29, 2006 includes operating results for Sears Canada from January 1, 2006 to July 1, 2006.

Sears Canada	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Merchandise sales and services	$1,305	$1,262	$2,332	$2,309
Cost of sales, buying and occupancy	906	885	1,639	1,648
Gross margin dollars	399	377	693	661
Gross margin rate	30.6%	29.9%	29.7%	28.6%
Selling and administrative	296	284	512	530
Selling and administrative expense as a percentage of total revenues	22.7%	22.5%	22.0%	23.0%
Depreciation and amortization	32	34	63	68
Gain on sales of assets	(3)	—	(8)	—
Restructuring charges	—	14	—	19

Total costs and expenses	1,231	1,217	2,206	2,265

Operating income	$74	$45	$126	$44

Number of :
Full-line Stores			123	123
Specialty Stores			253	254
Total Sears Canada Stores			376	377

Revenues

Sears Canada’s total revenues increased 3.4% and 1.0% for the second quarter and first half of fiscal 2007, respectively, as compared to the same periods last year. The increase in total revenues primarily reflects increased merchandise sales and credit revenues and the impact of favorable exchange rates, partially offset by the impact of lower service and other revenues. Sears Canada’s comparable store sales increased 2.2% and 1.9% for the second quarter and first half of fiscal 2007, respectively, as higher sales in Sears Canada’s home and hardlines merchandise categories were partially offset by a decline within the apparel and accessories categories.

Gross Margin

For the quarter, Sears Canada’s gross margin rate was 30.6% in fiscal 2007, as compared to 29.9% in the second quarter of fiscal 2006. For the first half, Sears Canada’s gross margin rate was 29.7% in fiscal 2007, as compared to 28.6% in the first half of fiscal 2006. Total gross margin dollars increased $22 million and $32 million for the second quarter and first half of fiscal 2007, respectively, as compared to the same periods last year, primarily reflecting the favorable impact of the above-noted revenue increases.

Selling and Administrative Expenses

For the second quarter, Sears Canada’s selling and administrative expense rate was 22.7% in fiscal 2007, as compared to 22.5% in the second quarter of fiscal 2006. For the first half, Sears Canada’s selling and administrative expense rate was 22.0% in fiscal 2007, as compared to 23.0% in the first half of fiscal 2006. For the first half, the selling and administrative expense rate in fiscal 2007 was favorably impacted by a $27 million

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

curtailment gain recorded in connection with changes made to Sears Canada’s post-retirement benefit plans. In February 2007, Sears Canada announced amendments to its post-retirement programs including introduction of a defined contribution component to its pension plan and the discontinuation of retiree medical, dental and life benefits for those Sears Canada associates who will not have achieved eligibility for such benefits by December 31, 2008. Excluding the impact of this item, the selling and administrative expense rate was 23.1% for the first half of fiscal 2007.

Restructuring Charges

Sears Canada recorded restructuring charges of $14 million and $19 million during the second quarter and first half of fiscal 2006, respectively, in relation to costs incurred for productivity initiatives initiated in fiscal 2005, as previously noted. There were no restructuring charges in the first half of fiscal 2007.

Operating Income

Sears Canada’s operating income increased $29 million and $82 million for the second quarter and first half of fiscal 2007, respectively. The increase primarily reflects increased gross margin dollars and lower restructuring charges and, to a lesser degree, lower selling and administrative expenses (including the above-noted $27 million curtailment gain) and depreciation and amortization expense, as well as increased gains on sales of assets.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash and Cash Equivalents

Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash and cash equivalents balances as of August 4, 2007, July 29, 2006 and February 3, 2007 are detailed in the following table.

millions	August 4, 2007	July 29, 2006	February 3, 2007
Domestic
Cash and equivalents	$1,063	$2,493	$2,484
Cash posted as collateral	799	533	722
Credit card deposits in transit	192	161	117

Total domestic cash and cash equivalents	2,054	3,187	3,323
Sears Canada	577	503	645

Total cash and cash equivalents	$2,631	$3,690	$3,968

We had cash and cash equivalents of $2.6 billion at August 4, 2007 as compared to $3.7 billion at July 29, 2006 and $4.0 billion at February 3, 2007. The decline in domestic cash and cash equivalents from February 3, 2007 primarily reflects share repurchases made pursuant to our share repurchase program as further discussed in the “Financing Activities” below. During the second quarter, we repurchased approximately 9.6 million common shares at a cost of $1.5 billion, of which 8.2 million shares were settled for $1.3 billion. A $0.2 billion payment in settlement of the 1.4 million remaining repurchased shares was made in the third quarter of fiscal 2007. Additionally, we spent $274 million on capital expenditures and made debt repayments of $304 million, net of new borrowings, during the first half of fiscal 2007.

We have posted cash collateral for certain outstanding letters of credit and self-insurance programs. Such cash collateral is classified within cash and cash equivalents given its ready availability to us as we have the ability to substitute letters of credit at any time for this cash collateral.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

Credit card deposits in transit include deposits in-transit from banks for payments related to third-party credit card and debit card transactions, including those generated on the Sears Card and Sears MasterCard products.

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $330 million, $441 million and $353 million as of August 4, 2007, July 29, 2006 and February 3, 2007, respectively.

Investment of Available Capital

As previously disclosed in our Annual Report on Form 10-K for our fiscal year ended February 3, 2007, our Board of Directors has delegated authority to direct investment of our surplus cash to our Chairman, Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or Finance Committee of the Board of Directors. We, from time to time, invest our surplus cash in various securities and financial instruments, including total return swaps, which are derivative instruments that synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. In exchange for receiving the return tied to the position underlying a total return swap, we pay a floating rate of interest tied to LIBOR on the notional amount of the contract. Under the terms of the transactions with the respective counterparties, we are required to post cash collateral. As of August 4, 2007, the collateral balance held by our counterparties was $20 million and was recorded as a current receivable on our condensed consolidated balance sheet.

These investments are highly concentrated and involve substantial risks. Accordingly, our financial position and quarterly and annual results of operations may be positively or negatively materially affected based on the timing, magnitude and performance of these investments. Based on the aggregate notional amount of $57 million and a fair value of negative $2 million for such total return swaps as of August 4, 2007, an immediate hypothetical increase (or decrease) of 20 percent in the market value underlying the total return swaps outstanding would cause our quarterly pre-tax earnings to increase (or decrease) concurrently by $11 million. These estimates assume that the total return swap portfolio remains constant. The counterparties to these derivative instruments are large financial institutions.

Operating Activities

Holdings’ operating activities generated approximately $0.4 billion in net cash during both the first half of fiscal 2007 and fiscal 2006. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is to fund the purchase of merchandise inventories.

Merchandise inventories at August 4, 2007 were $10.2 billion, as compared to $9.5 billion as of July 29, 2006. The increase primarily reflects the acquisition of previously consigned pharmacy inventory at Kmart (approximately $170 million), planned increases resulting from efforts aimed at improving in-stock levels (approximately $155 million), including an increase in this respect of approximately $65 million in Lands’ End inventory, the impact of lower than forecast sales levels (approximately $135 million), and earlier receipt of product (approximately $120 million). Merchandise payables were $3.4 billion at August 4, 2007, as compared to $3.3 billion as of July 29, 2006.

Investing Activities

For the first half of fiscal 2007, we spent $274 million on capital expenditures compared to $173 million spent during the first half of fiscal 2006.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

As discussed in the “Results of Operations” and “Investment of Available Capital” sections above, we entered into total return swaps starting in the third quarter of fiscal 2006. During the first half of fiscal 2007, we recognized $21 million in investment losses related to these swaps. Under the terms of the transactions with the respective counterparties, we are required to post cash collateral. As of August 4, 2007, the collateral balance held by our counterparties was $20 million.

During the first half of fiscal 2006, we increased our majority interest in Sears Canada from 54% to 70% and paid $278 million in connection with the acquisition of the additional interest.

Financing Activities

During the 13- and 26-week periods ended August 4, 2007, we repurchased 9.6 million of our common shares at a total cost of $1.5 billion under our share repurchase program, including shares repurchased pursuant to a second quarter fiscal 2007 authorization by our Board of Directors for the repurchase of up to an aggregate of $1.0 billion of our common shares. As of August 4, 2007, we had $124 million of remaining authorization under our common share repurchase program. Subsequently, on August 13, 2007, our Board of Directors authorized the repurchase of up to an additional $1.5 billion of our common shares. The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

Our outstanding borrowings as of August 4, 2007, July 29, 2006 and February 3, 2007 were as follows:

millions	August 4, 2007	July 29, 2006	February 3, 2007
Short-term borrowings:
Unsecured commercial paper	$80	$82	$94
Long-term debt, including current portion:
Notes and debentures outstanding	2,422	2,843	2,662
Capitalized lease obligations	774	845	800

Total borrowings	$3,276	$3,770	$3,556

Liquidity

Our primary need for liquidity is to fund seasonal working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. We believe that these needs will be adequately funded by our operating cash flows, credit terms from vendors, current balances in cash and cash equivalents and, to the extent necessary, borrowings under our various revolving credit facilities. At August 4, 2007, $3.8 billion was available under such facilities. While we expect to use these facilities as our primary funding source, we may also access the public debt markets on an opportunistic basis. Additionally, we may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships. Transactions of these types may result in material proceeds or cash outlays. See our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 for additional information regarding our sources of liquidity.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

Debt Ratings

The ratings of our domestic debt securities as of August 4, 2007 appear in the table below:

	Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
Unsecured long-term debt	Ba2	BB+	BB
Unsecured commercial paper	NP	B-1	B

Credit Agreement

We have a $4.0 billion, five-year credit agreement (the “Credit Agreement”) in place as a potential funding source for general corporate purposes and which includes a $1.5 billion letter of credit sublimit. The Credit Agreement, which has an expiration date of March 2010, is a revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of our direct and indirect subsidiaries and is secured by a first lien on our domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory levels, subject to certain limitations. As of August 4, 2007, we had $230 million of letters of credit outstanding under the Credit Agreement with $3.8 billion of availability remaining under the Credit Agreement. There were no direct borrowings under the facility during the 26-week period ended August 4, 2007. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings.

Letter of Credit Agreement

We also have a letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $1.0 billion. The LC Agreement, which is renewable annually upon agreement of the parties, is next up for renewal in July 2008. As of August 4, 2007, there were $764 million of letters of credit outstanding under the LC Agreement.

Cash Collateral

Under the terms of the LC Agreement, we have the ability to post cash, inventory or other letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits us from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if we elect to post cash collateral, we must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. We had $767 million posted as collateral under the LC Agreement as of August 4, 2007. We continue to classify the cash collateral posted under the terms of the LC Agreement as cash and cash equivalents due to our ability to substitute these letters of credit with letters of credit under the Credit Agreement, which does not require cash collateral, and our ability to provide letters of credit under the Credit Agreement as collateral. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change.

We also post cash collateral for certain self-insurance programs. We continue to classify the cash collateral posted for self-insurance programs as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. As of August 4, 2007, we had $32 million posted as collateral for self-insurance programs.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In fiscal 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of August 4, 2007, there were $0 million in borrowings outstanding under the OSH LLC Facility and $2 million in outstanding letters of credit.

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

FIN 48 prescribes that a company shall recognize the benefit associated with a previously unrecognized tax position when management determines the position has been effectively settled. The FASB issued FASB Staff Position (FSP) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” in May 2007 in order to clarify that assessing whether a tax position has been effectively settled is a matter of judgment. Furthermore, the FASB noted that a tax position could be effectively settled prior to the completion of an examination or audit by a taxing authority. FSP FIN 48-1 provides a set of conditions that must be evaluated when determining whether a tax position has been effectively settled. We contemplated the provisions of FSP FIN 48-1 upon the initial adoption of FIN 48.

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

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, SFAS No. 159 will have on our financial statements.

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

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the ability to attract, motivate and retain key executives and other associates; competitive conditions in the retail and related services industries; changes in consumer confidence, tastes, preferences and spending, including the impact of fuel costs and spending patterns, and the availability and level of consumer debt; marketplace demand for our proprietary brand products and the products of our key brand licensors; operational or financial difficulties at any of our key vendors; the successful execution of, and customer response to, strategic initiatives, including the full-line store and off-mall strategies, and the cross-merchandising of products and services, including Craftsman and Kenmore brand products, between the Kmart and Sears formats; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our ability to successfully invest available capital; the pace of growth in store locations, which may be higher or lower than anticipated; the ability to successfully implement initiatives to improve inventory management and other capabilities; the possibility that new business and strategic options for one or more business segments will be identified, potentially including selective acquisitions, dispositions, restructurings, joint ventures and partnerships; trade restrictions, tariffs, and other factors potentially affecting the ability to do business with qualified vendors and access products in an efficient manner; unanticipated increases in paper, postage, printing or fuel costs; anticipated cash flow and the ability of us to maintain sufficient

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

operating cash flow and liquidity; changes in interest rates; the outcome of pending and/or future legal proceedings and bankruptcy claims, including proceedings with respect to which the parties have reached a preliminary settlement; social and political conditions such as war, political unrest and terrorism or natural disasters; the possibility of negative investment returns in pension plans; volatility in financial markets; changes in debt ratings, credit spreads and cost of funds; the terms and availability of debt financing and unexpected difficulties accessing the public debt markets; and general economic conditions and normal business uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The nature of market risks faced by us at August 4, 2007 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 3, 2007.

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. As of August 4, 2007, we had interest rate derivatives with a notional amount of $120 million, nominal fair value and a weighted average remaining life of 0.3 years. We consider all of our debt securities and interest-rate derivative instruments to be non-trading instruments. As of August 4, 2007, 12% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at August 4, 2007, which totaled approximately $398 million, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $4 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

As of August 4, 2007, we had a series of foreign currency forward contracts outstanding, totaling $1.0 billion Canadian notional value and with a weighted average remaining life of 0.8 years, designed to hedge our net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts as of August 4, 2007 was negative $35 million. A hypothetical 10% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of August 4, 2007, with all other variables held constant, would have resulted in a loss in the fair value of our foreign currency forward contracts of approximately $106 million as of August 4, 2007.

Equity Price Risk

We, from time to time, invest our surplus cash in various securities and financial instruments, including total return swaps, which are derivative contracts that synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. In exchange for receiving the return tied to the position underlying a total return swap, we pay a floating rate of interest tied to LIBOR on the notional amount of the contract. The fair value of a total return swap is based on the quoted market price of the underlying position and

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 4, 2007 and July 29, 2006

changes in fair value of the total return swaps are recognized currently in earnings. As of August 4, 2007, we had total return swaps with an aggregate notional amount of $57 million and a fair value of negative $2 million.

These investments are highly concentrated and involve substantial risks. Accordingly, our financial position and quarterly and annual results of operations may be positively or negatively materially affected based on the timing, magnitude and performance of these investments. Based on the aggregate notional amount of $57 million and a fair value of negative $2 million for such total return swaps as of August 4, 2007, an immediate hypothetical increase (or decrease) of 20% in the market value underlying the total return swaps outstanding would cause our pre-tax earnings to increase (or decrease) concurrently by $11 million. These estimates assume that the total return swap portfolio remains constant.

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

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, “Financial Statements—”Notes to Condensed Consolidated Financial Statements,” Note 6—”Claims Resolution and Bankruptcy-Related Settlements,” and Note 12—”Legal Proceedings,” for information regarding legal proceedings, which information is incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock we acquired during the second quarter of fiscal 2007, including shares assigned to us as part of settlement agreements resolving claims arising from the Chapter 11 reorganization of Kmart Corporation. During the 13 weeks ended August 4, 2007, we repurchased 9.6 million of our common shares at a total cost of $1.5 billion under our common share repurchase program. As of August 4, 2007, we had $124 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 6, 2007 to June 2, 2007	1,225,523	$176.80	1,220,225	$176.79
June 3, 2007 to July 7, 2007	1,618,405	172.85	1,549,062	173.04
July 8, 2007 to August 4, 2007	6,885,289	145.04	6,871,473	144.99

Total	9,729,217	$153.66	9,640,760	$153.52	$124,000,000

(1)

Includes 12,614 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. In addition, we recognized recoveries of $12 million in the quarter ended August 4, 2007 related to vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. In conjunction with these recoveries and other bankruptcy settlements entered into this quarter, we were assigned 75,843 shares of common stock (weighted average price of $169.20 per share) with an approximate value of $12 million. These shares were acquired during the quarter as follows:

May 6, 2007 to June 2, 2007	5,298
June 3, 2007 to July 7, 2007	69,343
July 8, 2007 to August 4, 2007	13,816

(2)

Our common share repurchase program was initially announced on September 14, 2005 with a total authorization by our Board of Directors of up to $500 million. Subsequently, we announced that the Board of Directors authorized the repurchase of up to an additional $500 million of common stock on each of October 14, 2005, April 5, 2006 and September 12, 2006, $1.0 billion of common stock on July 10, 2007, and $1.5 billion of common stock on August 13, 2007, for a total authorization since inception of the program of $4.5 billion. The program has no stated expiration date.

Item 6. Exhibits

(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

SEARS HOLDINGS CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION (Registrant)

August 29, 2007	By	/s/ WILLIAM K. PHELAN
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