Form 10-Q
period 2007-11-03
SEARS HOLDINGS CORP
filed 2007-11-30
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended November 3, 2007

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-51217

SEARS HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois	60179
(Address of principal executive offices)	(Zip Code)

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

Yes    ☐             No    ☒

As of November 26, 2007, the Registrant had 137,636,500 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
REVENUES
Merchandise sales and services	$11,548	$11,941	$35,489	$36,724

COSTS AND EXPENSES
Cost of sales, buying and occupancy	8,387	8,557	25,649	26,380
Selling and administrative	2,860	2,834	8,293	8,382
Depreciation and amortization	255	278	779	843
Gain on sales of assets	—	(8)	(10)	(32)
Restructuring charges	—	4	—	27

Total costs and expenses	11,502	11,665	34,711	35,600

Operating income	46	276	778	1,124
Interest and investment income	(30)	(140)	(112)	(241)
Interest expense	66	89	210	255
Other income	(1)	—	(17)	(15)

Income before income taxes and minority interest	11	327	697	1,125
Income taxes (benefit) expense	(5)	119	267	438
Minority interest	14	12	36	17

NET INCOME	$2	$196	$394	$670

EARNINGS PER COMMON SHARE
Basic earnings per share	$0.01	$1.27	$2.66	$4.29
Diluted earnings per share	$0.01	$1.27	$2.66	$4.29
Basic weighted average common shares outstanding	139.9	154.4	148.2	156.3
Diluted weighted average common shares outstanding	139.9	154.4	148.2	156.3

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
millions, except per share data	November 3, 2007	October 28, 2006	February 3, 2007
ASSETS
Current assets
Cash and cash equivalents	$1,475	$2,096	$3,968
Accounts receivable	963	909	847
Merchandise inventories	12,030	11,508	9,907
Prepaid expenses and other current assets	478	383	372
Deferred income taxes	239	519	312

Total current assets	15,185	15,415	15,406
Property and equipment, net	8,855	9,247	9,132
Goodwill	1,691	1,880	1,692
Tradenames and other intangible assets	3,370	3,467	3,437
Other assets	467	460	399

TOTAL ASSETS	$29,568	$30,469	$30,066

LIABILITIES
Current liabilities
Short-term borrowings	$885	$121	$94
Current portion of long-term debt and capitalized lease obligations	489	497	613
Merchandise payables	4,437	4,195	3,312
Income taxes payable	21	341	359
Other current liabilities	3,774	4,071	3,965
Unearned revenues	1,126	1,078	1,073
Other taxes	594	686	636

Total current liabilities	11,326	10,989	10,052

Long-term debt and capitalized lease obligations	2,643	2,914	2,849
Pension and postretirement benefits	1,414	2,092	1,648
Minority interest and other liabilities	3,471	2,850	2,803

Total Liabilities	18,854	18,845	17,352

SHAREHOLDERS’ EQUITY
Preferred stock, 20 shares authorized; no shares outstanding	—	—	—
Common stock $0.01 par value; 500 shares authorized; 138, 154, and 154 shares outstanding, respectively	1	2	2
Capital in excess of par value	10,365	10,363	10,393
Retained earnings	4,076	2,868	3,688
Treasury stock—at cost	(3,781)	(1,425)	(1,437)
Accumulated other comprehensive income (loss)	53	(184)	68

Total Shareholders’ Equity	10,714	11,624	12,714

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,568	$30,469	$30,066

See accompanying notes

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
millions	November 3, 2007	October 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$394	$670
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	779	843
Curtailment gain on Sears Canada’s post-retirement benefit plans	(27)	—
Loss (gain) on total return swaps, net	14	(101)
Gain on sales of assets	(10)	(32)
Gain on sale of investments	(2)	(18)
Other non-cash items affecting earnings	9	—
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(37)	164
Merchandise inventories	(1,986)	(2,411)
Merchandise payables	1,043	737
Income and other taxes	(396)	(178)
Other operating assets	(191)	(37)
Other operating liabilities (1) (2)	(27)	(167)

Net cash used in operating activities	(437)	(530)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(282)
Proceeds from sales of property and investments	48	85
Purchases of property and equipment	(400)	(325)
Change in collateral on total return swaps, net	80	(83)
Cash settlements on total return swaps, net	(12)	61

Net cash used in investing activities	(284)	(544)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	—	290
Repayments of long-term debt	(388)	(724)
Increase (decrease) in short-term borrowings, primarily 90 days or less	791	(57)
Proceeds from sale leaseback transactions	88	—
Purchase of treasury stock	(2,372)	(801)

Net cash used in financing activities	(1,881)	(1,292)

Effect of exchange rate changes on cash and cash equivalents	109	22

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,493)	(2,344)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,968	4,440

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,475	$2,096

SUPPLEMENTAL DISCLOSURE ABOUT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Bankruptcy related settlements resulting in the receipt of treasury stock	$29	$2
Supplemental Cash Flow Data:
(1) Income taxes paid	332	427
(2) Cash interest paid	182	216

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

NOTE 2 – BORROWINGS

Total borrowings were as follows:

millions	November 3, 2007	October 28, 2006	February 3, 2007
Short-term borrowings:
Unsecured commercial paper	$245	$121	$94
Secured borrowings	640	—	—
Long-term debt, including current portion:
Notes and debentures outstanding	2,366	2,587	2,662
Capitalized lease obligations	766	824	800

Total borrowings	$4,017	$3,532	$3,556

Credit Agreement

We have a $4.0 billion, five-year credit agreement (the “Credit Agreement”) in place as a funding source for general corporate purposes, which includes a $1.5 billion letter of credit sublimit. The Credit Agreement, which

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

has an expiration date of March 2010, is a revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of our direct and indirect subsidiaries and is secured by a first lien on our domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory levels, subject to certain limitations. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings. As of November 3, 2007, we had $625 million of borrowings and $1.0 billion of letters of credit outstanding under the Credit Agreement with $2.4 billion of availability remaining under the Credit Agreement. The $625 million in borrowings, borrowed in the third quarter of fiscal 2007 primarily to fund share repurchases and meet seasonal working capital needs, have been classified within short-term borrowings on our condensed consolidated balance sheet as of November 3, 2007, as the entire amount has been repaid as of November 27, 2007.

Letter of Credit Agreement

We also have a letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $1.0 billion. The LC Agreement, which is renewable annually upon agreement of the parties, is next up for renewal in July 2008. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change. Under the terms of the LC Agreement, we have the ability to post cash, inventory or other letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits us from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if we elect to post cash collateral, we must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. As of November 3, 2007, there were $765 million of letters of credit outstanding under the LC Agreement, which were collateralized by letters of credit issued under the $4.0 billion Credit Agreement. We did not have any cash posted as collateral under the LC Agreement as of November 3, 2007.

Cash Collateral

We post cash collateral for certain self-insurance programs which we continue to classify as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. As of November 3, 2007, we had $29 million posted as collateral for self-insurance programs.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In fiscal 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of November 3, 2007, there were $15 million in borrowings outstanding under the OSH LLC Facility and $1 million in outstanding letters of credit. The $15 million in borrowings have been classified within short-term borrowings on our condensed consolidated balance sheet as of November 3, 2007, as we intend to repay the entire outstanding amount of this borrowing within the next 12 months.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Forwards

As of November 3, 2007, we had a series of foreign currency forward contracts outstanding with a total Canadian notional value of $1.0 billion and with a weighted-average remaining life of 0.5 years. These contracts have been designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada. Accordingly, the aggregate fair value of the forward contracts as of November 3, 2007, negative $148 million, has been recorded as a liability on our condensed consolidated balance sheet, with an offsetting amount recorded as a component of other comprehensive income.

Total Return Swaps

We had no total return swaps outstanding as of November 3, 2007. From time to time, we have invested (and may in the future invest) in various securities and financial instruments, including total return swaps. Our previous total return swaps were designed to synthetically replicate the economic return characteristics of one or more underlying marketable equity securities, the fair value of which was based on the quoted market price of the underlying position, with changes in fair value recorded in earnings as they occurred. We recognized investment gains of $7 million and investment losses of $14 million on total return swaps for the 13- and 39-week periods ended November 3, 2007, respectively. As these investments may be highly concentrated and involve substantial risks, should we enter into total return swaps in the future, our financial position and quarterly and annual results of operations may be positively or negatively materially affected based on the nature, timing, magnitude and performance of such investments if, and when they are made.

NOTE 4 – INTEREST AND INVESTMENT INCOME

The following table sets forth the components of interest and investment income as reported in our condensed consolidated statements of income.

	13 Weeks Ended		39 Weeks Ended
millions	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Interest income on cash and cash equivalents	$14	$36	$87	$112
Total return swap income (loss)	7	101	(14)	101
Other investment income	9	3	39	28

Total	$30	$140	$112	$241

Interest Income on Cash and Cash Equivalents

We recorded interest income of $14 million and $87 million for the 13- and 39-week periods ended November 3, 2007, respectively, primarily related to interest earned on cash and cash equivalents. These cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, U.S. federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to us.

Total Return Swap Income (Loss)

As discussed in Note 3, from time to time, we have invested in various securities and financial instruments, including total return swaps. We recognized investment gains of $7 million and investment losses of $14 million

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

on total return swaps for the 13- and 39-week periods ended November 3, 2007, respectively. For both the 13- and 39-week periods ended October 28, 2006, we recognized $101 million of income on total return swaps.

Other Investment Income

Other investment income primarily includes income generated by (and sales of investments in) certain real estate joint ventures and other equity investments in which we do not have a controlling interest. During the 39-week period ended November 3, 2007, other investment income included a $20 million dividend received on our cost method investment in Sears Mexico. For the 39-week period ended October 28, 2006, other investment income included an $18 million gain recorded in connection with the sale of our interest in a land-development joint venture.

NOTE 5 – CLAIMS RESOLUTION AND BANKRUPTCY-RELATED SETTLEMENTS

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

We have made significant progress in the reconciliation and settlement of various classes of claims associated with the discharge of the Predecessor Company’s liabilities subject to compromise pursuant to the Plan of Reorganization. Differences between claim amounts filed and our estimates are being investigated and resolved through the claims resolution process. Since June 30, 2003, the first distribution date established in the Plan of Reorganization, approximately 29.7 million shares of the 31.9 million shares set aside for distribution have been distributed to holders of Class 5 claims, and approximately $9 million and $4 million in cash has been distributed to the holders of Class 6 and to the holders of Class 7 claims, respectively. Further, we pro-rated approximately $5 million from the settlement that the Creditor Trust received to holders of class 4, 5, 6, 8, 10 and 11 claims. As we were unable to determine the ultimate amount of allowed claims until the claims resolution process was largely completed, a distribution reserve for Class 5 claim settlements was established. At February 3, 2007, our distribution reserve for Class 5 claim settlements was 5 percent of the total shares expected to be distributed. Based on the Class 5 claims resolved to date, we believe that the ultimate amount of the allowed Class 5 claims will be less than the $4.3 billion provided for in the Plan of Reorganization. As such, the Class 5 distribution reserve of 5 percent was distributed to the allowed Class 5 creditors during the first quarter of fiscal 2007. The remaining shares left over after all Class 5 claims are ultimately settled will be distributed to the Class 5 creditors in proportion to their allowed claims.

Bankruptcy-Related Settlements

We recognized recoveries of $0 million and $18 million for the 13- and 39-week periods ended November 3, 2007, respectively, from vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. In conjunction with these recoveries and other bankruptcy settlements entered into for the 13-and 39-week periods ended November 3, 2007, we were assigned 10,772 and 125,880 shares of common stock (weighted average price of $134.25 and $171.51 per share) with an approximate value of $2 million and $22 million, respectively. Furthermore, we received an additional 74,348 common shares in the first quarter for bankruptcy settlements entered into in previous periods from the distribution of the Class 5

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

distribution reserve described above. The transactions were recorded at the market value of the common shares at the time of the settlement agreement (weighted average price of $97.96) for a total of $7 million.

NOTE 6 – SHAREHOLDERS’ EQUITY

Share Repurchase Program

During the 13- and 39-week periods ended November 3, 2007, we repurchased 6.7 million and 16.4 million of our common shares at a total cost of $0.9 billion and $2.4 billion, or an average price of $131.72 and $144.55 per share, respectively, under our share repurchase program. As of November 3, 2007, we had $736 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following table shows the computation of comprehensive income (loss):

	13 Weeks Ended		39 Weeks Ended
millions	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net income	$2	$196	$394	$670
Other comprehensive income (loss):
Pension liability adjustment	—	—	16	—
Foreign currency translation adjustments	(21)	(3)	(31)	21

Total other comprehensive (loss) income	(21)	(3)	(15)	21

Total comprehensive (loss) income	$(19)	$193	$379	$691

The following table displays the components of accumulated other comprehensive income (loss):

millions	November 3, 2007	October 28, 2006	February 3, 2007
Currency translation adjustments, net of tax	$(25)	$3	$6
Minimum pension liability, net of tax	—	(187)	—
Pension and postretirement adjustments, net of tax	78	—	62

Accumulated other comprehensive income (loss)	$53	$(184)	$68

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 7 – BENEFIT PLANS

Pension and Postretirement Benefit Plans

We provide benefits to certain associates who are eligible under various defined benefit pension plans, contributory defined benefit pension plans and other post-retirement plans, primarily retiree medical benefits. The following table summarizes the components of total net periodic benefit expense for our retirement plans:

	13 Weeks Ended		39 Weeks Ended
millions	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Components of net periodic expense:
Benefits earned during the period	$10	$10	$17	$31
Interest costs	114	105	303	320
Expected return on plan assets	(113)	(104)	(304)	(316)

Net periodic expense	$11	$11	$16	$35

Sears Canada Curtailment Gain

In February 2007, Sears Canada announced amendments to its post-retirement programs including the introduction of a defined contribution component to its pension plan and the discontinuation of retiree medical, dental and life benefits for those Sears Canada associates who will not have achieved eligibility for such benefits by December 31, 2008. The amendments to the post-retirement programs generated a curtailment gain and reduction to the benefit plan obligation in the amount of $27 million during the 39-week period ended November 3, 2007.

Contributions

During the 13- and 39-week periods ended November 3, 2007, we made total contributions of $38 million and $140 million, respectively, to our domestic pension plans. We anticipate making aggregate contributions of $70 million over the remainder of fiscal 2007.

NOTE 8 – INCOME TAXES

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” resolution of these matters results in a direct credit to capital in excess of par value within shareholders’ equity.

As of the third quarter, we had gross unrecognized tax benefits of $357 million. Of this amount, $95 million would, if recognized, affect our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences and prior business combinations or any other indirect tax benefits. During the quarter, we reduced gross unrecognized tax benefits by $64 million as a result of state tax settlements and the expiration of the statute of limitations relating to certain state jurisdictions. Of this reduction, $53 million related to state tax positions relating to pre-Merger periods. We expect that our unrecognized tax benefits could decrease in the range of $0 million to $34 million over the next 12 months for federal and state tax positions related to prior business dispositions due to both the expiration of the statute of limitations for certain jurisdictions as well as expected settlements.

Interest and penalties associated with uncertain tax positions are recognized as components of the provision for income tax expense. Our accrual for interest at the end of the third quarter was $98 million.

We file income tax returns in both the United States and various foreign jurisdictions. The Internal Revenue Service (“IRS”) has recently commenced an audit of Holdings’ federal income tax return for the fiscal year 2005 and the Sears federal income tax returns for the fiscal years 2004 and 2005 through the date of Merger. The IRS has completed its examination of Sears’ federal income tax returns for the fiscal years 2002 and 2003, and we are working with the IRS to resolve certain matters arising from this exam. In addition, Holdings and Sears are subject to various state, local and foreign income tax examinations for the fiscal years 2001 through 2005 and Kmart is subject to such examinations for the fiscal years 2003 through 2005.

At the end of fiscal 2006, we had a net operating loss (“NOL”) deferred tax asset of $347 million and a valuation allowance of $332 million. In the first quarter of fiscal 2007, we decreased our NOL deferred tax asset by $205 million and decreased our valuation allowance by a corresponding amount due to the implementation of FIN 48. As a result, we had an NOL deferred tax asset of $142 million and a valuation allowance of $127 million at the end of the first quarter of fiscal 2007. In the second and third quarters of fiscal 2007, we recognized an additional deferred tax asset of $16 million, and $11 million, respectively, as a result of recently enacted state law changes. We will continue to assess the likelihood of realization of these state deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized. To the extent that these valuation allowances relate to pre-Merger periods, and are reversed in the future, such effects would be recorded as a decrease to goodwill.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 9 – SUMMARY OF SEGMENT DATA

We have three reportable segments: Kmart, Sears Domestic and Sears Canada. Sears Canada’s results are reported to us on a one-month lag. Therefore, the results of operations for the 13-week periods ended November 3, 2007 and October 28, 2006 include operating results for Sears Canada for the periods from July 1, 2007 to September 29, 2007 and July 2, 2006 to September 30, 2006, respectively. The results of operations for the 39-week periods ended November 3, 2007 and October 28, 2006 include operating results for Sears Canada for the periods from December 31, 2006 to September 29, 2007 and January 1, 2006 to September 30, 2006, respectively.

	For the 13 Weeks Ended
	November 3, 2007
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$3,803	$6,449	$1,296	$11,548
Costs and expenses
Cost of sales, buying and occupancy	2,979	4,519	889	8,387
Selling and administrative	855	1,701	304	2,860
Depreciation and amortization	28	193	34	255

Total costs and expenses	3,862	6,413	1,227	11,502

Operating (loss) income	$(59)	$36	$69	$46

Total assets	$7,806	$18,192	$3,570	$29,568

	For the 13 Weeks Ended
	October 28, 2006
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$4,042	$6,655	$1,244	$11,941
Costs and expenses
Cost of sales, buying and occupancy	3,096	4,611	850	8,557
Selling and administrative	889	1,662	283	2,834
Depreciation and amortization	22	223	33	278
(Gain) loss on sales of assets	(9)	1	—	(8)
Restructuring charges	4	—	—	4

Total costs and expenses	4,002	6,497	1,166	11,665

Operating income	$40	$158	$78	$276

Total assets	$7,972	$19,430	$3,067	$30,469

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	For the 39 Weeks Ended
	November 3, 2007
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$12,046	$19,815	$3,628	$35,489
Costs and expenses
Cost of sales, buying and occupancy	9,237	13,884	2,528	25,649
Selling and administrative	2,564	4,913	816	8,293
Depreciation and amortization	81	601	97	779
Gain on sales of assets	(1)	(1)	(8)	(10)

Total costs and expenses	11,881	19,397	3,433	34,711

Operating income	$165	$418	$195	$778

Total assets	$7,806	$18,192	$3,570	$29,568

	For the 39 Weeks Ended
	October 28, 2006
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$12,768	$20,403	$3,553	$36,724
Costs and expenses
Cost of sales, buying and occupancy	9,726	14,156	2,498	26,380
Selling and administrative	2,618	4,951	813	8,382
Depreciation and amortization	55	687	101	843
Gain on sales of assets	(26)	(6)	—	(32)
Restructuring charges	8	—	19	27

Total costs and expenses	12,381	19,788	3,431	35,600

Operating income	$387	$615	$122	$1,124

Total assets	$7,972	$19,430	$3,067	$30,469

NOTE 10 – SUPPLEMENTAL FINANCIAL INFORMATION

Other current liabilities as of November 3, 2007, October 28, 2006 and February 3, 2007 consisted of the following:

millions	November 3, 2007	October 28, 2006	February 3, 2007
Payroll and benefits payable	$376	$562	$535
Outstanding checks in excess of funds on deposit	351	356	353
Current portion of self-insurance reserves	360	375	370
Accrued expenses	1,259	1,444	1,256
Other	1,428	1,334	1,451

Total	$3,774	$4,071	$3,965

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Minority interest and other liabilities as of November 3, 2007, October 28, 2006 and February 3, 2007 consisted of the following:

millions	November 3, 2007	October 28, 2006	February 3, 2007
Unearned revenues	$940	$922	$928
Self-insurance reserves	834	671	772
Minority interest	266	246	169
Other	1,431	1,011	934

Total	$3,471	$2,850	$2,803

NOTE 11 – LEGAL PROCEEDINGS

Pending against Sears and certain of its officers and directors are a number of lawsuits, described below, that relate to Sears’ former credit card business and public statements about it. We believe that all of these claims lack merit and, except as noted below, are defending against them vigorously.

•

Marilyn Clark, derivatively on behalf of Sears, Roebuck and Co. v. Alan J. Lacy, et al.—On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York (the “New York Court”) against Sears (as a nominal defendant) and certain current and former directors seeking damages on behalf of Sears. The complaint purports to allege a breach of fiduciary duty by the directors with respect to Sears’ management of its credit business. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois (the “Illinois State Court”), and a third was filed in the United States District Court for the Northern District of Illinois. The New York Court derivative suit was dismissed on June 21, 2004. A New York appellate court affirmed the dismissal on December 6, 2005, and the time for further appeal has expired. The two Illinois State Court derivative suits were dismissed on September 30, 2004. The order of dismissal became final on December 1, 2004, and the time to appeal has expired. The defendant directors filed a motion to dismiss the Illinois federal court action on May 22, 2006. In lieu of a response, plaintiffs filed an amended complaint seeking to correct various procedural deficiencies in their original pleading and adding Sears Holdings Corporation as a defendant. Prior to responding to the amended complaint, the defendants agreed to settle the matter. The parties are drafting the terms of the settlement agreement. In agreeing to the settlement, defendants did not admit any wrongdoing and denied committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. The settlement is not expected to have a material adverse effect on our annual results of operations, financial position, liquidity or capital resources.

•

Thomas G. Ong for Thomas G. Ong IRA, et al. v. Sears, Roebuck & Co., et al.—On June 17, 2003, an action was filed in the United States District Court for the Northern District of Illinois against Sears and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. Pursuant to a subsequently filed amended complaint, plaintiffs named as additional defendants certain former Sears officers not originally named, SRAC and several investment banking firms, which had acted as underwriters for SRAC’s March 18, May 21, and June 21, 2002 notes offerings. The complaint purports to allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and, as against the individual defendants, violations of §20(a) of the Exchange Act. The complaint purports to allege that defendants made a number of false and misleading statements in one or more prospectuses for debt securities offerings and

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

in SEC filings and other public statements, concerning the adequacy of reserves for uncollectible accounts, and the condition of Sears’ former credit business, among other things. The parties have agreed to settle the matter and are drafting the terms of the settlement agreement. In agreeing to the settlement, defendants did not admit any wrongdoing and denied committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. The settlement is not expected to have a material adverse effect on our annual results of operations, financial position, liquidity or capital resources.

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

•

Maurice Levie, individually and on behalf of all others similarly situated v. Sears, Roebuck & Co., et al.—One action has been filed in the United States District Court for the Northern District of Illinois. This action asserts claims under the federal securities laws on behalf of a purported class of Sears’ stockholders against Sears and Alan J. Lacy, for allegedly failing to make timely disclosure of merger discussions with Kmart during the period September 9 through November 16, 2004, and seeks damages. The court appointed a lead plaintiff and lead counsel, and an amended complaint was filed on March 11, 2005. The amended complaint names Edward S. Lampert and ESL Partners, L.P. as additional defendants, and purports to assert claims on behalf of sellers of Sears stock during the period September 9 through November 16, 2004. The defendants have answered the amended complaint. On July 17, 2007, the Court granted in part and denied in part plaintiffs’ motion for class certification, certifying a class of Sears stockholders who sold shares of Sears stock between September 9, 2004 and November 16, 2004, excluding short sellers who covered their positions during the class period. On September 24, 2007, the Seventh Circuit Court of Appeals denied defendants’ petition for leave to appeal the class certification order. The Court has approved a class notice schedule that commences in November 2007. Meanwhile, written discovery is underway.

Effective May 11, 2005, Sears terminated for cause its Master Services Agreement (the “Agreement”) with Computer Sciences Corporation (“CSC”). CSC had been providing information technology infrastructure support services, including desktops, servers, and systems to support Sears-related websites, voice and data networks and decision support technology to Sears and its subsidiaries under the 10-year Agreement entered into in June 2004. CSC disputed Sears’ assertion that grounds for termination for cause existed and claimed that, as a result of terminating the Agreement, Sears was liable to CSC for damages. On December 12, 2006, both Sears and CSC filed separate Statements of Claim and Demands for Arbitration with the American Arbitration Association seeking to resolve their dispute. Pursuant to an agreement dated October 22, 2007, the parties agreed to settle the

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

matter and Sears agreed to make a net payment to CSC of $75 million on January 8, 2008, which includes the purchase by us of specified equipment. In agreeing to the settlement, Sears did not admit any wrongdoing. Sears agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted arbitration. Because we previously established a $54 million reserve for the expected settlement by Sears, we recorded a $21 million charge in the third quarter of fiscal 2007 for the settlement on a pre-tax basis.

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

In re: Sears Holdings Corporation Securities Litigation—In May and July 2006, two putative class action lawsuits, which each name as defendants Sears Holdings Corporation and Edward S. Lampert, were filed in United States District Court for the Southern District of New York, purportedly on behalf of a class of persons that sold shares of Kmart Holding Corporation stock on or after May 6, 2003 through June 4, 2004. The plaintiffs in each case allege that Kmart’s Plan of Reorganization and Disclosure Statement filed on January 24, 2003 and amended on February 25, 2003 misrepresented Kmart’s assets, particularly its real estate holdings, as evidenced by the prices at which Kmart subsequently sold certain of its stores in June 2004 to Home Depot and Sears. The plaintiffs seek damages for alleged misrepresentations. On December 19, 2006, the Court consolidated the actions. The plaintiffs have filed their consolidated complaint. The defendants have moved to dismiss the consolidated complaint. Briefing on the motion has been completed and the parties await a ruling from the Court.

AIG Annuity Insurance Company, et al. v. Sears, Roebuck and Co.—On October 12, 2004, an action was filed against Sears in the District Court, 192nd Judicial District, Dallas County, Texas by several holders of certain bonds issued by Sears from 1991 through 1993. Plaintiffs purport to allege under theories of breach of contract and misrepresentation, that Sears prematurely redeemed the bonds in 2004 following Sears’ sale of the credit business in 2003. On February 2, 2007, a jury in the case reached a verdict against Sears and the Court subsequently awarded plaintiffs $61,453,826 plus post-judgment interest. Sears has filed a notice of appeal and briefing is underway.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 effective February 4, 2007. The impact upon adoption was to decrease our beginning retained earnings by approximately $6 million. See Note 8 for further information regarding the impact of adopting FIN 48.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on an annual or more frequently recurring basis. In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. Although we are currently evaluating the impact the adoption of SFAS No. 157 will have on our financial statements, we do not currently believe adoption will have a material impact on our financial condition or operating results.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” which changes the recognition and disclosure provisions and measurement date

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on our financial statements.

NOTE 13 – INVESTMENT IN RESTORATION HARDWARE, INC.

On November 19, 2007, we reported that we held 5,307,832 shares of common stock of Restoration Hardware, Inc. (“Restoration”), a specialty retailer of hardware, bathware, furniture, lighting, textiles, accessories and gifts, representing approximately 13.67% of Restoration’s outstanding shares.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

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

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
REVENUES
Merchandise sales and services	$11,548	$11,941	$35,489	$36,724

COSTS AND EXPENSES
Cost of sales, buying and occupancy	8,387	8,557	25,649	26,380
Gross margin dollars	3,161	3,384	9,840	10,344
Gross margin rate	27.4%	28.3%	27.7%	28.2%
Selling and administrative	2,860	2,834	8,293	8,382
Selling and administrative expense as a percentage of total revenues	24.8%	23.7%	23.4%	22.8%
Depreciation and amortization	255	278	779	843
Gain on sales of assets	—	(8)	(10)	(32)
Restructuring charges	—	4	—	27

Total costs and expenses	11,502	11,665	34,711	35,600

Operating income	46	276	778	1,124
Interest and investment income	(30)	(140)	(112)	(241)
Interest expense	66	89	210	255
Other income	(1)	—	(17)	(15)

Income before income taxes and minority interest	11	327	697	1,125
Income taxes (benefit) expense	(5)	119	267	438
Minority interest	14	12	36	17

NET INCOME	$2	$196	$394	$670

EARNINGS PER COMMON SHARE
Diluted earnings per share	$0.01	$1.27	$2.66	$4.29
Diluted weighted average common shares outstanding	139.9	154.4	148.2	156.3

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.

Net Income and Earnings per Share Summary

For the quarter, our net income was $2 million ($0.01 per diluted share) in fiscal 2007, as compared to $196 million ($1.27 per diluted share) for the third quarter of fiscal 2006. For the first nine months of fiscal 2007, our net income was $394 million ($2.66 per diluted share), as compared to $670 million ($4.29 per diluted share) for the first nine months of fiscal 2006. Our third quarter and year-to-date net income declined in fiscal 2007 primarily as the result of a significant decline in operating income within our domestic segments (Kmart and Sears Domestic) and, to a lesser degree, from reduced levels of interest and investment income, as fiscal 2006 benefited from large gains recorded on total return swap activity. The negative impact of these factors on our fiscal 2007 results was only partially offset by declines in both income tax expense, given lower levels of pre-tax income in fiscal 2007, and reduced interest expense, given lower average outstanding borrowings.

For the quarter, our total operating income declined $230 million, or 83%, to $46 million in fiscal 2007, as compared to $276 million for the third quarter of fiscal 2006. For the first nine months of fiscal 2007, our operating income declined $346 million, or 31%, to $778 million, as compared to $1.1 billion for the first nine months of fiscal 2006. As further discussed below, the third quarter and year-to-date operating income declines for fiscal 2007 were primarily a function of lower gross margin being generated at both Kmart and Sears Domestic, primarily as a result of lower overall sales levels, as well as a decline in our gross margin rate at Kmart in the third quarter and at Sears Domestic both in the second and third quarter. In total, our gross margin declined $223 million and $504 million for the third quarter and first nine months of fiscal 2007, respectively, as compared to the same periods last year. Our sales and gross margin results continue to be challenged by increased competition and unfavorable economic conditions such as a weak housing market and growing consumer credit concerns. In addition, unseasonably warm weather prevalent during much of the third quarter was, in part, an additional negative factor on our performance, reducing fall and winter apparel sales in the current year. Given that we do not expect any significant near-term improvement in the overall retail environment, we believe that our sales and gross margin for the balance of fiscal 2007 will likely continue to be pressured by the above-noted unfavorable economic factors.

Net income for the third quarter and first nine months of both years was also impacted by certain significant items, including the aforementioned total return swap income. The magnitude of such items may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period, affecting the comparability of our financial performance. Accordingly, we consider the aggregate impact of these items, along with reported results, in reviewing and evaluating our financial performance. For completeness, we have included the per-share impact for all items shown in the table for both the third quarter and nine month periods, even in cases where the amount of a particular item, while significant in relation to the nine month period results, would not necessarily be deemed significant by management in assessing our third quarter performance.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

The nature of these items and their impact on diluted earnings per share is set forth below:

	13 Weeks Ended		39 Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Earnings per diluted share	$0.01	$1.27	$2.66	$4.29
Less:
Hurricane related recoveries	0.01	—	0.08	—
Gain on sales of assets	—	0.03	0.03	0.13
Sears Canada post-retirement benefit plans curtailment gain	—	—	0.11	—
Dividend—investment in Sears Mexico	—	—	0.08	—
Total return swap income (losses)	0.03	0.42	(0.06)	0.39
Visa/MasterCard settlement	—	—	—	0.14
Income tax settlements	—	0.04	—	0.04
Restructuring charges	—	(0.02)	—	(0.08)

Earnings per diluted share excluding above items	$(0.03)	$0.80	$2.42	$3.67

For the third quarter of fiscal 2007, we recognized 1) $2 million ($1 million after tax or $0.01 per diluted share) for insurance recoveries received on claims filed for certain of our property damaged by hurricanes during fiscal 2005 and 2) $7 million ($4 million after tax or $0.03 per diluted share) of investment gains recorded on total return swap investments, as compared to $101 million ($64 million after tax or $0.42 per diluted share) of such gains recorded during the third quarter of fiscal 2006. In addition to the total return swap gains, the third quarter of fiscal 2006 results also included 1) $8 million ($5 million after tax or $0.03 per diluted share) in gains on sales of assets, 2) a tax benefit of $6 million ($0.04 per diluted share) related to the resolution of certain income tax matters, and 3) restructuring charges of $4 million ($3 million after tax or $0.02 per diluted share) (see the “Restructuring Charges” section below for further details). There were no restructuring charges in the first nine months of fiscal 2007.

During the first nine months of fiscal 2007, we recognized 1) a gain of $19 million ($12 million after tax or $0.08 per diluted share) for insurance recoveries received on hurricane claims as noted above, 2) $10 million ($5 million after tax and minority interest or $0.03 per diluted share) in gains on sales of assets, as compared to $32 million ($20 million after tax or $0.13 per diluted share) of such gains recorded in the first nine months of fiscal 2006, 3) a curtailment gain of $27 million ($16 million after tax or $0.11 per diluted share) related to certain amendments made to Sears Canada’s post-retirement benefit plans, and 4) a $20 million ($12 million after tax or $0.08 per diluted share) dividend we received on our investment in Sears Mexico. In addition, we recorded investment losses of $14 million ($9 million after tax or $0.06 per diluted share) for the first nine months of fiscal 2007 on our total return swap investments, as compared to investment gains of $101 million ($62 million after tax or $0.39 per diluted share) recorded in the first nine months of fiscal 2006 on these investments. In addition to the above-noted gains on sales of assets and our total return swap gains, the first nine months of fiscal 2006 results also included 1) a $36 million gain ($22 million after tax or $0.14 per diluted share) related to the Visa/MasterCard antitrust litigation, 2) a tax benefit of $6 million ($0.04 per diluted share) related to the resolution of certain income tax matters, and 3) restructuring charges of $27 million ($13 million after tax and minority interest or $0.08 per diluted share) (see the “Restructuring Charges” section below for further details).

Earnings per diluted share also benefited during the third quarter and first nine months of fiscal 2007 from lower average diluted shares outstanding during fiscal 2007 as compared with fiscal 2006.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

Comparable Store Sales and Total Revenues

Our fiscal 2007 third quarter and first nine months were comprised of the 13- and 39-week periods ended November 3, 2007, respectively, while our fiscal 2006 third quarter and first nine months were comprised of the 13- and 39-week periods ended October 28, 2006, respectively. This week shift in sales had no impact on the comparable store sales results reported herein due to the fact that, for purposes of reporting domestic comparable store sales for the third quarter, weeks 27 through 39 of fiscal 2007 have been compared to weeks 28 through 40 of fiscal 2006, and for purposes of reporting domestic comparable store sales for the first nine months, weeks 1 through 39 of fiscal 2007 have been compared to weeks 2 through 40 of fiscal 2006, thereby eliminating the impact of the week shift.

Using the above methodology, domestic comparable store sales declined 4.6% for the third quarter and declined 4.2% for the first nine months of fiscal 2007. Sears Domestic comparable store sales declined 4.2% and 4.0% for the third quarter and first nine months of fiscal 2007, respectively, while Kmart comparable store sales declined 5.0% for the quarter and 4.5% for the first nine months. We experienced lower comparable store sales across most merchandise categories and formats at both Kmart and Sears Domestic for both the third quarter and first nine months of fiscal 2007. For the quarter, notable comparable store sales declines were recorded in apparel and lawn and garden (at both Kmart and Sears Domestic), within health and beauty (Kmart) and in tools (Sears Domestic), partially offset by sales increases within home electronics (most notably at Sears Domestic). For the first nine months of fiscal 2007, notable declines were recorded in lawn and garden (Kmart), health and beauty (Kmart), and within home appliances (Sears Domestic), partially offset by increases within home electronics (Sears Domestic). As noted above, we believe our overall comparable store sales declines reflect increased competition, the negative impact of unfavorable economic conditions, such as a weak housing market and growing consumer credit concerns, as well as the unfavorable impact unseasonably warm weather, prevalent during much of the third quarter, had on our fall and winter apparel sales during fiscal 2007.

For the quarter, total revenues declined $0.4 billion, or 3.3%, to $11.5 billion in fiscal 2007, as compared to $11.9 billion for the third quarter of fiscal 2006. For the first nine months of fiscal 2007, total revenues declined $1.2 billion, or 3.4%, to $35.5 billion in fiscal 2007, as compared to $36.7 billion for the first nine months of fiscal 2006. Both the third quarter and year-to-date declines primarily reflect the above-noted impact of lower domestic comparable store sales, partially offset by sales increases at Sears Canada, primarily reflecting the impact of favorable exchange rates, as the Canadian dollar strengthened in fiscal 2007.

Gross Margin

For the quarter, we generated $3.2 billion in total gross margin in fiscal 2007, as compared to $3.4 billion in the third quarter of fiscal 2006. The $0.2 billion total decline was made up of separate $0.1 billion declines at both Kmart and Sears Domestic. As noted above, the reductions reflect the negative gross margin impact of lower overall sales, as well as a decline in our overall gross margin as a percentage of total revenues (our “gross margin rate”). As a percentage of total revenues, our gross margin rate declined 0.9% to 27.4% in the third quarter of fiscal 2007, as compared to 28.3% for the third quarter of fiscal 2006. Reduced leverage of buying and occupancy costs, given lower overall sales levels in fiscal 2007, accounted for approximately 0.3% of the total 0.9% decline in our gross margin rate for the quarter. The remaining 0.6% decline was attributable to declines in gross margin rates across a number of merchandise categories at both Kmart and Sears Domestic, with the most significant overall decline being recorded at Kmart. Kmart’s gross margin rate declined to 21.7% in the third quarter of fiscal 2007, as compared to 23.4% for the third quarter of fiscal 2006. Apparel and lawn and garden, respectively, had the greatest impact of any individual merchandise categories on the overall third quarter rate decline at Kmart, and declined within both categories due to increased promotional markdown activity and higher clearance markdowns taken to clear summer seasonal merchandise.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

For the first nine months of fiscal 2007, we generated $9.8 billion in total gross margin, as compared to $10.3 billion in the first nine months of fiscal 2006. The $0.5 billion total decline was driven by reductions of $0.2 billion and $0.3 billion at Kmart and Sears Domestic, respectively, largely reflecting the same factors discussed above in relation to third quarter results. As a percentage of total revenues, our gross margin rate declined 0.5% to 27.7% for the first nine months of fiscal 2007, as compared to 28.2% for the first nine months of fiscal 2006.

As with the third quarter, our year-to-date gross margin rate for fiscal 2007 was negatively impacted by lower expense leverage relative to buying and occupancy costs. As a percentage of total revenues, buying and occupancy costs accounted for approximately 0.3% of the total 0.5% year-to-date decline, with the remaining 0.2% decline attributable to declines across a number of merchandise categories at both Kmart and Sears Domestic. The overall gross margin rate decline for the first nine months of fiscal 2007 was more moderate than the third quarter decline noted above due to first half improvement in Kmart’s gross margin rate. Prior to the third quarter, Kmart’s overall gross margin rate for fiscal 2007 had improved slightly over fiscal 2006, as greater usage of direct-sourced merchandise and other cost improvements more than offset lower expense leverage relative to buying and occupancy costs. The impact of these improvements on Kmart’s gross margin rate for the first half of fiscal 2007, however, was more than offset by the above-noted third quarter decline.

Selling and Administrative Expenses

For the quarter, our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 24.8% in fiscal 2007, as compared to 23.7% for the third quarter of fiscal 2006. The rate for the third quarter of fiscal 2007 was primarily impacted by lower expense leverage resulting from lower overall sales levels and increased legal expenses, which were partially offset by reduced payroll expense, including lower performance-based compensation expense. Total selling and administrative expenses increased $26 million for the third quarter of fiscal 2007, as compared to the same period last year. Domestic selling and administrative expenses increased $5 million for the quarter with an increase of $21 million at Sears Canada.

For the first nine months of fiscal 2007, our selling and administrative expense rate was 23.4%, as compared to 22.8% for the first nine months of fiscal 2006. The current year rate, in part, reflects the net favorable impact of certain significant items, noted previously in the “Net Income and Earnings per Share Summary” section, that were recorded within selling and administrative expenses in fiscal 2007, including the $27 million curtailment gain recorded in connection with changes made to Sears Canada’s benefit plans and the $19 million gain related to insurance recoveries for certain Sears property damaged by hurricanes during fiscal 2005. The rate for the first nine months of fiscal 2006 was favorably impacted by the settlement of Visa/MasterCard antitrust litigation, which resulted in a $36 million gain. Excluding these amounts, our selling and administrative expense rate for the first nine months of fiscal 2007 was 23.5%, as compared to 22.9% for the first nine months of fiscal 2006, with the 0.6% year-to-date increase primarily reflecting the same factors discussed above relative to third quarter results. Total selling and administrative expenses declined $89 million for the first nine months of fiscal 2007, as compared to the same period last year. Domestic selling and administrative expenses declined $92 million for the first nine months, partially offset by a $3 million increase at Sears Canada. The domestic decline primarily reflects lower domestic payroll and benefits expense, including reduced performance-based compensation expense.

Restructuring Charges

During the first nine months of fiscal 2006, we recorded $27 million in restructuring charges, which included $19 million recorded at Sears Canada for workforce reductions and restructuring efforts initiated during the second half of fiscal 2005, and $8 million recorded at Kmart ($4 million in the third quarter of fiscal 2006) for relocation

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

assistance and employee termination-related costs associated with our home office integration efforts, also initiated in fiscal 2005. There were no restructuring charges in the first nine months of fiscal 2007.

Operating Income

For the quarter, our operating income decreased $230 million to $46 million in fiscal 2007, as compared to $276 million in the third quarter of fiscal 2006. For the first nine months of fiscal 2007, our operating income decreased $346 million to $778 million, as compared to $1.1 billion in the first nine months of fiscal 2006. As discussed above, lower operating income in both the third quarter and first nine months of fiscal 2007 was mainly attributable to lower gross margin generated in our domestic segments as a result of lower overall sales levels, as well as a decline in our overall domestic gross margin rate. For the first nine months of fiscal 2007, these factors were partially offset by lower overall consolidated expenses and improved operating results at Sears Canada, with Sears Canada recording a $73 million increase in operating income for the year-to-date period.

Interest and Investment Income

We earned $30 million in interest and investment income for the third quarter of fiscal 2007, as compared to $140 million for the third quarter of fiscal 2006. For the first nine months of fiscal 2007, our interest and investment income was $112 million, as compared to $241 million for the first nine months of fiscal 2006. Both the third quarter and year-to-date decreases in fiscal 2007 were primarily due to the level of total return swap income recognized in the prior year third quarter. During the third quarter of fiscal 2006, we entered into total return swaps and recognized $101 million of investment income, as compared to $7 million in income for the third quarter of fiscal 2007 and losses of $14 million recorded for the first nine months of fiscal 2007.

Interest Expense

We incurred $66 million in interest expense during the third quarter of fiscal 2007, as compared to $89 million in the third quarter of last year. For the first nine months of fiscal 2007, we incurred $210 million in interest expense, as compared to $255 million in the first nine months of last year. The reductions were attributable to lower average outstanding borrowings.

Other Income

Other income is primarily comprised of bankruptcy-related recoveries. No bankruptcy recoveries were recorded in the third quarter of fiscal 2007 or fiscal 2006. For the first nine months of fiscal 2007, a total of $18 million in bankruptcy-related recoveries were recorded, as compared to $12 million in the first nine months of fiscal 2006. Bankruptcy-related recoveries represent amounts collected from vendors who had received cash payment for pre-petition obligations.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

SEGMENT OPERATIONS

The following discussion of our business segment results is organized into three segments: Kmart, Sears Domestic and Sears Canada.

Kmart

Kmart results and key statistics were as follows:

Kmart	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Merchandise sales and services	$3,803	$4,042	$12,046	$12,768
Cost of sales, buying and occupancy	2,979	3,096	9,237	9,726
Gross margin dollars	824	946	2,809	3,042
Gross margin rate	21.7%	23.4%	23.3%	23.8%
Selling and administrative	855	889	2,564	2,618
Selling and administrative expense as a percentage of total revenues	22.5%	22.0%	21.3%	20.5%
Depreciation and amortization	28	22	81	55
Gain on sales of assets	—	(9)	(1)	(26)
Restructuring charges	—	4	—	8

Total costs and expenses	3,862	4,002	11,881	12,381

Operating (loss) income	$(59)	$40	$165	$387

Number of stores			1,387	1,394

Comparable Store Sales and Total Revenues

For the quarter, Kmart’s comparable store sales and total sales declined 5.0% and 5.9%, respectively. For the first nine months of fiscal 2007, Kmart’s comparable store sales and total sales declined 4.5% and 5.7%, respectively, as compared to the first nine months last year. For both the third quarter and first nine months of fiscal 2007, Kmart experienced lower transaction volumes across most merchandise categories. For the quarter, notable comparable store sales declines were recorded within apparel, in health and beauty, and within lawn and garden, partially offset by comparable store sales increases in home entertainment and home electronics. For the first nine months, notable declines were recorded within health and beauty and in lawn and garden. We believe the overall decline in comparable store sales reflects both increased competition and the negative impact of certain external factors, as noted above in the discussion of consolidated results.

In addition to the impact of comparable store sales declines, the decline in total sales for both the quarter and first nine months also reflects a reduction in the number of Kmart stores in operation during fiscal 2007 relative to the same period last year. Though only one Kmart location closed during the first nine months of fiscal 2007, a number were closed during fiscal 2006, which were open during part or all of the first nine months of fiscal 2006, thereby benefiting total sales recorded during the first nine months of fiscal 2006. The week shift in sales, as discussed in the above consolidated results section, did not have a significant impact on total revenues reported at Kmart for either the third quarter or first nine months of fiscal 2007, as compared to the same periods in fiscal 2006.

Gross Margin

For the quarter, Kmart generated $824 million in total gross margin in fiscal 2007, as compared to $946 million in the third quarter of fiscal 2006, with the $122 million decline reflecting the negative gross margin impact of

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

lower overall sales, as well as a decline in Kmart’s gross margin rate. For the quarter, Kmart’s gross margin rate was 21.7% in fiscal 2007, as compared to 23.4% for the third quarter of fiscal 2006, a decline of 1.7% as a percentage of total revenues. Reduced leverage of buying and occupancy costs, given lower overall sales levels, accounted for approximately 0.7% of the total 1.7% decline, with the remaining 1.0% decline attributable to gross margin rate declines across a number of merchandise categories, most notably in apparel and lawn and garden. As noted above, Kmart’s apparel and lawn and garden gross margin rates decreased mainly due to increased promotional markdown activity and higher clearance markdowns taken to clear summer seasonal merchandise.

For the first nine months of fiscal 2007, Kmart generated $2.8 billion in total gross margin, as compared to $3.0 billion in fiscal 2006, with the $0.2 billion decline primarily reflecting the same factors discussed above in relation to third quarter results. For the first nine months of fiscal 2007, Kmart’s gross margin rate was 23.3%, as compared to 23.8% for the first nine months of fiscal 2006, a decline of 0.5% as a percentage of total revenues. The more modest decline in Kmart’s year-to-date gross margin rate, as compared to the third quarter decline, reflects a modest improvement in Kmart’s gross margin rate for the first half of fiscal 2007, as greater utilization of direct-sourced merchandise and other cost improvements more than offset lower expense leverage relative to buying and occupancy costs during the first half of fiscal 2007. The impact of these first-half improvements, however, was more than offset by the above-noted third quarter decline.

Selling and Administrative Expenses

For the quarter, Kmart’s selling and administrative expense rate was 22.5% in fiscal 2007, as compared to 22.0% for the third quarter of fiscal 2006. Though total selling and administrative expenses declined $34 million for the quarter, mainly as the result of reduced payroll and benefits expense including lower performance-based compensation, the current year selling and administrative rate increased, primarily reflecting lower expense leverage resulting from lower overall sales levels. Total selling and administrative expenses for the first nine months of fiscal 2007 declined $54 million as compared to the same period in fiscal 2006. Fiscal 2006 expenses were favorably impacted by a $19 million gain recorded for Kmart’s portion of settlement proceeds received in connection with the settlement of Visa/MasterCard antitrust litigation. Excluding this gain, Kmart’s selling and administrative expense rate was 21.3% for the first nine months of fiscal 2007 and 20.7% for the first nine months of fiscal 2006, with the increase primarily reflecting the same factors discussed above relative to third-quarter results.

Restructuring Charges

Kmart recorded restructuring charges of $4 million and $8 million in the third quarter and first nine months of fiscal 2006, respectively, for relocation assistance and employee termination-related costs incurred in connection with home office integration efforts we initiated in fiscal 2005. There were no restructuring charges in the first nine months of fiscal 2007.

Operating Income

For the quarter, Kmart recorded an operating loss of $59 million in fiscal 2007, as compared to operating income of $40 million in the third quarter of fiscal 2006, a decline of $99 million. For the first nine months of fiscal 2007, operating income was $165 million, as compared with $387 million for the first nine months of last year, a decline of $222 million. As discussed above, both the third quarter and year-to-date declines primarily reflect the negative gross margin impact of lower sales levels, as well as a decline in Kmart’s gross margin rate for the third quarter. In addition to the above-noted decline in gross margin, the decline reflects, to a lesser degree, the impact

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

of higher depreciation and amortization expense, lower gains on sales of assets in fiscal 2007 and the above-noted $19 million Visa/MasterCard settlement gain recorded in fiscal 2006, partially offset by the favorable impact of lower selling and administrative expenses and the impact of $8 million in restructuring costs recorded in the first nine months of fiscal 2006.

Sears Domestic

Sears Domestic results and key statistics were as follows:

Sears Domestic	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Merchandise sales and services	$6,449	$6,655	$19,815	$20,403
Cost of sales, buying and occupancy	4,519	4,611	13,884	14,156
Gross margin dollars	1,930	2,044	5,931	6,247
Gross margin rate	29.9%	30.7%	29.9%	30.6%
Selling and administrative	1,701	1,662	4,913	4,951
Selling and administrative expense as a percentage of total revenues	26.4%	25.0%	24.8%	24.3%
Depreciation and amortization	193	223	601	687
Loss (gain) on sales of assets	—	1	(1)	(6)

Total costs and expenses	6,413	6,497	19,397	19,788

Operating income	$36	$158	$418	$615

Number of :
Full-line Stores(1)			934	933
Specialty Stores			1,124	1,083
Total Domestic Sears Stores			2,058	2,016

(1)	The period ended November 3, 2007 includes 860 Full-line stores and 74 Sears Essentials/Grand stores;

The period ended October 28, 2006 includes 862 Full-line stores and 71 Sears Essentials/Grand stores

Comparable Store Sales and Total Revenues

For the quarter, Sears Domestic’s comparable store sales and total sales declined 4.2% and 3.1%, respectively. For the first nine months of fiscal 2007, Sears Domestic’s comparable store sales and total sales declined 4.0% and 2.9%, respectively, as compared to the first nine months last year. For the quarter, notable declines were recorded in apparel, particularly women’s apparel, within tools and in lawn and garden. For the first nine months, the most notable decline occurred in home appliances, reflecting in part, sales declines which occurred during the first half of fiscal 2007 within weather-driven products, such as room air conditioners, as well as the impact of the same external factors effecting comparable store sales, as noted in the above discussion of consolidated results. Primarily as a function of first-half performance, year-to-date comparable store sales within home appliances declined to a greater degree than the average year-to-date decline for Sears Domestic in total. For the third quarter, comparable store sales performance within home appliances, while still negative relative to the same quarter in fiscal 2006, was largely in line with Sears Domestic’s overall comparable store sales decline for the quarter. Decreased sales performance within these areas was partially offset by strong comparable store sales increases within Sears Domestic’s home electronics business for both the third quarter and first nine months of fiscal 2007, primarily reflecting increased market demand for flat-panel televisions.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

Gross Margin

For the quarter, Sears Domestic generated $1.9 billion in total gross margin in fiscal 2007, as compared to $2.0 billion in the third quarter of fiscal 2006, with the $0.1 billion decline primarily reflecting the negative margin impact of lower overall sales levels, as well as a decline in Sears Domestic’s gross margin rate for the quarter. For the quarter, Sears Domestic’s gross margin rate was 29.9% in fiscal 2007, as compared to 30.7% in the third quarter of fiscal 2006, a decline of 0.8% as a percentage of total revenues. Reduced leverage of buying and occupancy costs, given lower overall sales levels, accounted for approximately 0.1% of the total 0.8% decline, with the remaining 0.7% decline attributable to gross margin rate declines across a number of merchandise categories, most notably home electronics. The decline in gross margin rate for home electronics was more than offset by the impact of increased sales in this category, however, resulting in increased total gross margin dollars for the quarter within this category. In addition, Sears Domestic’s overall apparel gross margin rate increased for the quarter, mainly as a result of increased usage of lower-cost, direct-source merchandise. The favorable impact on total gross margin dollars derived from this effort, however, was more than offset by the negative impact of lower overall apparel sales, which resulted in the generation of lower overall apparel gross margin dollars.

For the first nine months of fiscal 2007, Sears Domestic generated $5.9 billion in total gross margin, as compared to $6.2 billion in fiscal 2006. The $0.3 billion total year-to-date decline was comprised of the above-noted $0.1 billion third quarter decline and a decline of $0.2 billion in the second quarter, with the second quarter decline being mainly a function of both lower overall sales levels, as well as increased markdown activity, most notably within spring and summer seasonal apparel categories. For the first nine months of fiscal 2007, Sears Domestic’s gross margin rate was 29.9%, as compared to 30.6% in the same period last year, a decline of 0.7% as a percentage of total revenues. Reduced leverage of buying and occupancy costs, given lower overall sales levels, accounted for approximately 0.2% of the total 0.7% decline, with the remaining 0.5% decline attributable to gross margin rate declines across a number of merchandise categories, most notably within apparel, where a third quarter margin rate improvement was more than offset by the impact of increased markdown activity in the second quarter, as noted above.

Selling and Administrative Expenses

For the quarter, Sears Domestic’s selling and administrative expense rate was 26.4% in fiscal 2007, as compared to 25.0% for the third quarter of fiscal 2006, and Sears Domestic’s overall selling and administrative expenses increased $39 million in fiscal 2007, reflecting lower expense leverage due to lower sales levels during fiscal 2007 and higher legal expenses. For the first nine months of fiscal 2007, Sears Domestic’s selling and administrative expense rate was 24.8%, as compared to 24.3% for the first nine months of fiscal 2006. The rate for the first nine months of fiscal 2007 reflects higher legal expenses, partially offset by a $19 million gain for insurance recoveries received on claims filed for certain property damaged by hurricanes during fiscal 2005. In addition, a $17 million gain, representing Sears Domestic’s portion of settlement proceeds received in connection with settlement of Visa/MasterCard antitrust litigation, was recorded as a reduction to total selling and administrative expenses during the first nine months of fiscal 2006. Excluding these gains, the selling and administrative expense rate for the first nine months of fiscal 2007 and fiscal 2006 was 24.9% and 24.3%, respectively, with the increase primarily reflecting lower expense leverage due to lower sales levels during fiscal 2007.

Operating Income

For the quarter, Sears Domestic’s operating income decreased $122 million to $36 million in fiscal 2007, as compared to $158 million in the third quarter of fiscal 2006. The decrease primarily reflects lower total gross margin dollars generated as a result of lower overall sales levels and a decline in gross margin rate and, to a

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

lesser degree, a $39 million increase in selling and administrative expenses, offset by $30 million less in depreciation and amortization expense. For the first nine months of fiscal 2007, operating income decreased $197 million to $418 million, as compared to $615 million in the first nine months of fiscal 2006. The year-to-date decrease primarily reflects lower total gross margin dollars generated as a result of lower overall sales levels and a decline in gross margin rate, partially offset by lower total costs, including lower depreciation and amortization.

Sears Canada

Sears Canada, a consolidated, 70%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. The results of operations for Sears Canada are reported to Holdings on a one-month lag. Accordingly, the condensed consolidated statement of income for the 13-week period ended November 3, 2007 includes operating results for Sears Canada from July 1, 2007 through September 29, 2007, while the 13-week period ended October 28, 2006 includes operating results for Sears Canada from July 2, 2006 to September 30, 2006. Similarly, the condensed consolidated statement of income for the 39-week period ended November 3, 2007 includes operating results for Sears Canada from December 31, 2006 through September 29, 2007, while the 39-week period ended October 28, 2006 includes operating results for Sears Canada from January 1, 2006 to September 30, 2006.

Sears Canada	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Merchandise sales and services	$1,296	$1,244	$3,628	$3,553
Cost of sales, buying and occupancy	889	850	2,528	2,498
Gross margin dollars	407	394	1,100	1,055
Gross margin rate	31.4%	31.7%	30.3%	29.7%
Selling and administrative	304	283	816	813
Selling and administrative expense as a percentage of total revenues	23.5%	22.7%	22.5%	22.9%
Depreciation and amortization	34	33	97	101
Gain on sales of assets	—	—	(8)	—
Restructuring charges	—	—	—	19

Total costs and expenses	1,227	1,166	3,433	3,431

Operating income	$69	$78	$195	$122

Number of:
Full-line Stores			123	123
Specialty Stores			255	252
Total Sears Canada Stores			378	375

Comparable Store Sales and Total Revenues

Sears Canada’s total revenues increased 4.2% and 2.1% for the third quarter and for the first nine months of fiscal 2007, respectively, as compared to the same periods last year. The increase in total revenues primarily reflects the impact of favorable exchange rates, as the Canadian dollar strengthened in fiscal 2007. Excluding the impact of foreign-exchange rate changes, sales declined 2.9% for the third quarter and 0.7% for the first nine months of fiscal 2007, respectively. Excluding the impact of exchange rate changes, the third quarter decline primarily reflects lower overall merchandise sales, including a comparable store sales decline of 3.6%, partially offset by increased service revenues. Excluding the impact of exchange rate changes, the year-to-date revenue decline primarily reflects lower overall service and merchandise sales, including a comparable store sales decline of 0.1%.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

Gross Margin

For the quarter, Sears Canada’s gross margin rate was 31.4% in fiscal 2007, as compared to 31.7% in the third quarter of fiscal 2006. For the first nine months, Sears Canada’s gross margin rate was 30.3% in fiscal 2007, as compared to 29.7% in the first nine months of fiscal 2006. Total gross margin dollars increased $13 million and $45 million for the third quarter and first nine months of fiscal 2007, respectively, as compared to the same periods last year. The year-to-date increase in gross margin primarily reflects the impact of revenue increases during the first half of fiscal 2007.

Selling and Administrative Expenses

For the quarter, Sears Canada’s selling and administrative expense rate was 23.5% in fiscal 2007, as compared to 22.7% in the third quarter of fiscal 2006. For the first nine months, Sears Canada’s selling and administrative expense rate was 22.5% in fiscal 2007, as compared to 22.9% in the first nine months of fiscal 2006. For the first nine months, the selling and administrative expense rate in fiscal 2007 was favorably impacted by a $27 million curtailment gain recorded in connection with changes made to Sears Canada’s post-retirement benefit plans. In February 2007, Sears Canada announced amendments to its post-retirement programs including introduction of a defined contribution component to its pension plan and the discontinuation of retiree medical, dental and life benefits for those Sears Canada associates who will not have achieved eligibility for such benefits by December 31, 2008. Excluding the impact of this item, the selling and administrative expense rate was 23.2% for the first nine months of fiscal 2007.

Restructuring Charges

Sears Canada recorded restructuring charges of $19 million during the first nine months of fiscal 2006 in relation to costs incurred for productivity initiatives initiated in fiscal 2005, as previously noted. There were no restructuring charges in the first nine months of fiscal 2007.

Operating Income

Sears Canada’s operating income decreased $9 million and increased $73 million for the third quarter and first nine months of fiscal 2007, respectively, with the year-to-date increase reflecting increased gross margin dollars, lower restructuring charges and, to a lesser degree, increased gains on sales of assets.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash and Cash Equivalents

Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash and cash equivalents balances as of November 3, 2007, October 28, 2006 and February 3, 2007 are detailed in the following table.

millions	November 3, 2007	October 28, 2006	February 3, 2007
Domestic
Cash and equivalents	$561	$870	$2,484
Cash posted as collateral	29	734	722
Credit card deposits in transit	144	161	117

Total domestic cash and cash equivalents	734	1,765	3,323
Sears Canada	741	331	645

Total cash and cash equivalents	$1,475	$2,096	$3,968

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

We had cash and cash equivalents of $1.5 billion at November 3, 2007 as compared to $2.1 billion at October 28, 2006 and $4.0 billion at February 3, 2007. The decline in domestic cash and cash equivalents from February 3, 2007 primarily reflects share repurchases made pursuant to our share repurchase program, as further discussed in the “Financing Activities” below. During the first nine months of fiscal 2007, we repurchased 16.4 million common shares at a cost of $2.4 billion. Other significant uses of cash and cash equivalents for the nine months ended November 3, 2007 included the use of cash and cash equivalents in the seasonal build up of merchandise inventories in advance of the holiday selling season (approximately $0.9 billion, net of increased merchandise payables) and to fund capital expenditures (approximately $0.4 billion). These usages of cash and cash equivalents were primarily funded by operating cash inflows and an approximate $0.4 billion increase in borrowings, net of repayments, as further detailed in the “financing activities” section.

At various times, we have posted cash collateral for certain outstanding letters of credit and self-insurance programs. Such cash collateral is classified within cash and cash equivalents given its ready availability to us as we have the ability to substitute letters of credit at any time for this cash collateral.

Credit card deposits in transit include deposits in-transit from banks for payments related to third-party credit card and debit card transactions.

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $351 million, $356 million and $353 million as of November 3, 2007, October 28, 2006 and February 3, 2007, respectively.

Investment of Available Capital

As previously disclosed in our Annual Report on Form 10-K for our fiscal year ended February 3, 2007, our Board of Directors has delegated authority to direct investment of any surplus cash to our Chairman, Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or Finance Committee of the Board of Directors. We, from time to time, invest our surplus cash in various securities and financial instruments, including total return swaps, which, as used by the Company in the past, were derivative instruments designed to synthetically replicate the economic return characteristics of one or more underlying marketable equity securities.

Though no total return swap investments were outstanding as of November 3, 2007, as such investments may be highly concentrated and involve substantial risks, should we enter into total return swaps in the future, our financial position and quarterly and annual results of operations may be positively or negatively materially affected based on the nature, timing, magnitude and performance of such investments if, and when they are made.

Operating Activities

Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is to fund the purchase of merchandise inventories. Our operating activities used approximately $0.4 billion in net cash during the first nine months of fiscal 2007. For the first nine months of fiscal 2006, we used approximately $0.5 billion in net cash. The $0.4 billion in net cash used in our operations for the first nine months of fiscal 2007 primarily reflects increased merchandise inventories (approximately $0.9 billion, net of increased merchandise payables) given our seasonal build up of merchandise inventories in advance of the holiday selling season.

Our total merchandise inventories at the end of the third quarter in fiscal 2007 were $12.0 billion, as compared to $11.5 billion as of the end of the third quarter of fiscal 2006. Merchandise payables were $4.4 billion at

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

November 3, 2007, as compared to $4.2 billion as of October 28, 2006. The increase in total inventory reflects the acquisition of previously consigned pharmacy inventory at Kmart, an increase in Sears Canada’s inventory primarily due to the change in exchange rate and increases in home electronics inventory at Sears, as well as the effect of lower than expected sales levels. As we expect difficult economic conditions to persist in the near term, we intend to manage our inventories in the fourth quarter with the goal of reducing our fiscal year-end domestic merchandise inventories to levels below last year-end’s levels.

Investing Activities

For the first nine months of fiscal 2007, we spent $400 million on capital expenditures compared to $325 million spent during the first nine months of fiscal 2006.

As discussed in the “Results of Operations” and “Investment of Available Capital” sections above, we entered into total return swaps starting in the third quarter of fiscal 2006 and recognized $101 million of investment income. During the first nine months of fiscal 2007, we recognized $14 million in investment losses related to these swaps. There were no total return swaps outstanding as of November 3, 2007.

During the first nine months of fiscal 2006, we increased our majority interest in Sears Canada from 54% to 70% and paid $282 million in connection with the acquisition of the additional interest.

Financing Activities

For the first nine months of fiscal 2007, we repurchased 16.4 million of our common shares at a total cost of $2.4 billion under our share repurchase program, a portion of which were repurchased pursuant to a third quarter fiscal 2007 authorization by our Board of Directors for the repurchase of up to an aggregate of $1.5 billion of our common shares. As of November 3, 2007, we had $736 million of remaining authorization under our common share repurchase program. The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods. For the first nine months of fiscal 2006, we repurchased 6 million common shares at a total cost of $0.8 billion pursuant to our share repurchase program.

In August 2007, Sears Canada sold its headquarters office building and adjacent land in Toronto, Ontario for proceeds of $81 million Canadian, net of closing costs. Sears Canada is currently leasing back the property under a leaseback agreement for a period up to 36 months, and incurring its current level of occupancy costs, until it relocates all head office operations to currently underutilized space in the Toronto Eaton Centre, Ontario. The carrying value of the property was approximately $35 million as of November 3, 2007. Given the terms of the leaseback, for accounting purposes, the excess of proceeds received over the carrying value of the associated property has been deferred, and the resulting gain will be recognized at the end of the leaseback period when Sears Canada is no longer utilizing the associated property.

During the third quarter of fiscal 2007, we utilized a portion of the total availability under our $4.0 billion Credit Agreement (as defined and discussed below), along with operating cash inflows, to fund $0.9 billion in third quarter share repurchases while, at the same time, meeting the above-noted seasonal working capital needs associated with the period preceding the holiday selling season. Accordingly, as of November 3, 2007, we had $640 million in secured line of credit borrowings outstanding, including $625 million borrowed under the $4.0 billion Credit Agreement. The entire $625 million in Credit Agreement borrowings has been repaid as of November 27, 2007, and therefore, has been classified within short-term borrowings on our consolidated condensed balance sheet as of November 3, 2007.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

Our outstanding borrowings as of November 3, 2007, October 28, 2006 and February 3, 2007 were as follows:

millions	November 3, 2007	October 28, 2006	February 3, 2007
Short-term borrowings:
Unsecured commercial paper	$245	$121	$94
Secured borrowings	640	—	—
Long-term debt, including current portion:
Notes and debentures outstanding	2,366	2,587	2,662
Capitalized lease obligations	766	824	800

Total borrowings	$4,017	$3,532	$3,556

Liquidity

Our primary need for liquidity is to fund seasonal working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. We believe that these needs will be adequately funded by our operating cash flows, credit terms from vendors, current balances in cash and cash equivalents and, to the extent necessary, borrowings under our various revolving credit facilities. At November 3, 2007, $2.4 billion was available under such facilities. While we expect to use these facilities as our primary funding source, we may also access the public debt markets on an opportunistic basis. Additionally, we may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships. Transactions of these types may result in material proceeds or cash outlays. See our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 for additional information regarding our sources of liquidity.

Debt Ratings

The ratings of our domestic debt securities as of November 3, 2007 appear in the table below:

	Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
Unsecured long-term debt	Ba2	BB+	BB
Unsecured commercial paper	NP	B-1	B

Credit Agreement

We have a $4.0 billion, five-year credit agreement (the “Credit Agreement”) in place as a funding source for general corporate purposes, which includes a $1.5 billion letter of credit sublimit. The Credit Agreement, which has an expiration date of March 2010, is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of our direct and indirect subsidiaries and is secured by a first lien on our domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory levels, subject to certain limitations. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings. As of November 3, 2007, we had $625 million of borrowings and $1.0 billion of letters of credit outstanding under the Credit Agreement with $2.4 billion of availability remaining under the Credit Agreement. As noted under the “financing activities” section above, the entire $625 million in borrowings outstanding as of November 3, 2007 were subsequently repaid in November 2007.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

Letter of Credit Agreement

We also have a letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $1.0 billion. The LC Agreement, which is renewable annually upon agreement of the parties, is next up for renewal in July 2008. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change. Under the terms of the LC Agreement, we have the ability to post cash, inventory or other letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits us from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if we elect to post cash collateral, we must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. As of November 3, 2007, there were $765 million of letters of credit outstanding under the LC Agreement, which were collateralized by letters of credit issued under the $4.0 billion Credit Agreement. We did not have any cash posted as collateral under the LC Agreement as of November 3, 2007.

Cash Collateral

We post cash collateral for certain self-insurance programs which we continue to classify as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. As of November 3, 2007, we had $29 million posted as collateral for self-insurance programs.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In fiscal 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of November 3, 2007, there were $15 million in borrowings outstanding under the OSH LLC Facility and $1 million in outstanding letters of credit. The $15 million in borrowings have been classified within short-term borrowings on our condensed consolidated balance sheet as of November 3, 2007, as we intend to repay the entire outstanding amount of this borrowing within the next 12 months.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 effective February 4, 2007. The impact upon adoption was to decrease our beginning retained earnings by approximately $6 million. See Note 8 for further information regarding the impact of adopting FIN 48.

FIN 48 prescribes that a company shall recognize the benefit associated with a previously unrecognized tax position when management determines the position has been effectively settled. The FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” in May 2007 in order to clarify that assessing whether a tax position has been effectively settled is a matter of judgment. Furthermore, the FASB noted that a tax position could be effectively settled prior to the completion of an examination or audit by a taxing authority. FSP

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

FIN 48-1 provides a set of conditions that must be evaluated when determining whether a tax position has been effectively settled. We contemplated the provisions of FSP FIN 48-1 upon the initial adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on an annual or more frequently recurring basis. In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. Although we are currently evaluating the impact the adoption of SFAS No. 157 will have on our financial statements, we do not currently believe adoption will have a material impact on our financial condition or operating results.

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

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The nature of market risks faced by us at November 3, 2007 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 3, 2007, with the exception that, as of November 3, 2007, we did not have any total return swaps outstanding, thereby removing our exposure to equity price risk inherent in those investments, which had been outstanding as of our most recent fiscal year end.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. As of November 3, 2007, we had interest rate derivatives with a notional amount of $120 million, nominal fair value and a weighted average remaining life of 1 year. We consider all of our debt securities and interest-rate derivative instruments to be non-trading instruments. As of November 3, 2007, 30% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at November 3, 2007, which totaled approximately $1.2 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $12 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

As of November 3, 2007, we had a series of foreign currency forward contracts outstanding, totaling $1.0 billion Canadian notional value and with a weighted average remaining life of 0.5 years, designed to hedge our net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts as of November 3, 2007 was negative $148 million. A hypothetical 10% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of November 3, 2007, with all other variables held constant, would have resulted in a loss in the fair value of our foreign currency forward contracts of approximately $116 million as of November 3, 2007.

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

We are in the process of converting the information technology systems of the Sears Domestic and Kmart segments to a common platform. The objectives of the systems conversion are to establish a common set of

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 3, 2007 and October 28, 2006

processes and systems for Sears Domestic and Kmart and to improve the customer experience. The information technology conversion plan is expected to be completed over the next two years. For fiscal 2007, our information technology plan involves the conversions of a number of key financial systems, including the general ledger and stock ledger, among others. Such conversions involve significant changes to internal processes and internal controls over financial reporting. During the first quarter of fiscal 2007, we implemented a new common accounts payable system for Kmart and Sears Domestic based on enhancements made to Kmart’s existing accounts payable system and backend processes. Also, during the third quarter of fiscal 2007, we implemented a new common general ledger and stock ledger for Kmart and Sears Domestic based on enhancements made to Kmart’s existing general ledger and stock ledger. While the conversion has proceeded to date without material adverse effects, the possibility exists that our conversion to new or common systems could adversely affect our disclosure controls and procedures or our results of operations in future periods. We have or are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 103 of SEC Regulation S-K requires that we disclose legal proceedings to which the Company and a governmental authority is a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Disclosure also is required as to any such proceedings known by us to be contemplated by governmental authorities. In that connection, we note that we have received an administrative subpoena from the District Attorney of the County of Ventura, California, seeking information and documents primarily concerning our handling of hazardous waste in Ventura County and in California generally. We are cooperating with California state and county authorities in connection with this matter.

See Part I, Item 1, “Financial Statements —“Notes to Condensed Consolidated Financial Statements,” Note 5—“Claims Resolution and Bankruptcy-Related Settlements,” and Note 11—“Legal Proceedings,” for additional information regarding legal proceedings, which information is incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock we acquired during the third quarter of fiscal 2007, including shares assigned to us as part of settlement agreements resolving claims arising from the Chapter 11 reorganization of Kmart Corporation. During the 13 weeks ended November 3, 2007, we repurchased 6.7 million of our common shares at a total cost of $0.9 billion under our common share repurchase program. As of November 3, 2007, we had $736 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 5, 2007 to September 1, 2007	2,119,695	$135.35	2,115,297	$135.36
September 2, 2007 to October 6, 2007	4,629,483	130.06	4,629,188	130.06
October 7, 2007 to November 3, 2007	8,135	134.30	—	—

Total	6,757,313	$131.72	6,744,485	$131.72	$736,000,000

(1)

Includes 2,056 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. In addition, we recognized recoveries of $0 million in the quarter ended November 3, 2007 related to vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. In conjunction with these recoveries and other bankruptcy settlements entered into this quarter, we were assigned 10,772 shares of common stock (weighted average price of $134.25 per share) with an approximate value of $2 million. These shares were acquired during the quarter as follows:

August 5, 2007 to September 1, 2007	4,398
September 2, 2007 to October 6, 2007	295
October 7, 2007 to November 3, 2007	8,135

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

SEARS HOLDINGS CORPORATION (Registrant)

November 30, 2007	By	/s/ WILLIAM K. PHELAN
William K. Phelan Senior Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith
**	William C. Crowley, the Registrant’s Executive Vice President and Chief Administrative Officer, performs the function of the Registrant’s principal financial officer for purposes of Section 302 of the Sarbanes-Oxley Act of 2002 and the Registrant’s chief financial officer for purposes of Section 906 of such Act.

E-1