Form 10-K
period 2008-02-02
SEARS HOLDINGS CORP
filed 2008-03-26
CIK 1310067

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 2, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On March 1, 2008, the Registrant had 132,346,315 common shares outstanding. The aggregate market value (based on the closing price of the Registrant’s common shares for stocks quoted on the NASDAQ Global Select Market) of the Registrant’s common shares owned by non-affiliates (which are assumed, solely for the purpose of this calculation, to be stockholders other than (i) directors and executive officers of the Registrant and (ii) any person known by the Registrant to beneficially own five percent or more of the Registrant’s common shares), as of August 4, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $7.7 billion.

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement relating to our Annual Meeting of Stockholders to be held on May 5, 2008 (the “2008 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I

Item 1.	Business

General

Sears Holdings Corporation (“Holdings,” “we,” “us,” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”). The Merger, completed on March 24, 2005, combined two of America’s oldest existing retail entities, both with origins dating to the late 1800s. We are a broadline retailer with 2,317 full-line and 1,150 specialty retail stores in the United States operating through Kmart and Sears and 380 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 70%-owned subsidiary.

Business Segments

During fiscal 2007, we operated three reportable segments: Kmart, Sears Domestic and Sears Canada. Financial information, including revenues, operating income and total assets for each of these business segments is contained in Note 19 of Notes to Consolidated Financial Statements. Information regarding the components of revenue for Holdings is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Kmart

As of February 2, 2008, Holdings operated a total of 1,382 Kmart stores across 49 states, Guam, Puerto Rico, and the U.S. Virgin Islands. This store count included 1,327 discount stores, averaging 92,000 square feet, and 55 Super Centers, averaging 165,000 square feet. Most Kmart stores are one-floor, free-standing units that carry a wide assortment of general merchandise, including products sold under such well-known labels as Jaclyn Smith, Joe Boxer and Martha Stewart Everyday. During fiscal 2005, we began selling certain proprietary Sears brand products, such as Kenmore, Craftsman, and DieHard brand products, and services within certain Kmart stores. At the end of fiscal 2005, approximately 100 Kmart stores were selling an assortment of Sears brand products, mainly within home appliances and tools. During the fall of fiscal 2006, we added Craftsman tool assortments into Kmart locations nationwide. As of February 2, 2008, approximately 280 Kmart stores were also selling an assortment of major home appliances, including Kenmore-branded products. There are 1,063 Kmart stores which also operate in-store pharmacies. The Super Centers generally operate 24-hours a day and combine a full-service grocery along with the general merchandise selection of a discount store. There are also 20 Sears Auto Centers operating in Kmart stores, including 11 which opened in 2007. Sears Auto Centers offer a variety of professional automotive repair and maintenance services as well as a full assortment of automotive accessories. Kmart also sells its products through its kmart.com website.

Sears Domestic

As of February 2, 2008, Sears Domestic operations consisted of the following:

•

Full-line Stores—935 broadline stores of which 860 are full-line stores located across all 50 states and Puerto Rico, primarily mall-based locations averaging 134,000 square feet. Full-line stores offer a wide array of products across many merchandise categories, including home appliances, consumer electronics, tools, fitness and lawn and garden equipment, certain automotive services and products, such as tires and batteries, home fashion products, as well as apparel, footwear and accessories for the whole family. Our product offerings include our proprietary Kenmore, Craftsman, DieHard, Lands’ End, Covington, Apostrophe, Canyon River Blues and Athletech brand merchandise. Also, as of February 2, 2008, we operated 75 Sears Essentials/Grand stores located in 26 states, primarily free-standing units averaging 113,000 square feet and offering health and beauty products, pantry goods, household products and toys in addition to the offerings of the typical mall-based store. There are 48 Sears Essentials/Grand stores which operate in-store pharmacies. Also, 785 Sears Auto Centers are operated in association with full-line stores and 29 Sears Auto Centers operated out of Sears Essentials/Grand stores. In addition, there are 29 free standing Sears Auto Centers that operate independently of full-line stores. Sears also extends the availability of its product selection through the use of its sears.com website, which offers an assortment of home, apparel and accessory merchandise and provides customers the option of buying through the Internet and picking up their merchandise in Sears full-line stores.

•

Specialty Stores—1,150 specialty stores located across all 50 states and Puerto Rico, located primarily in free-standing, off-mall locations or high-traffic neighborhood shopping centers, and primarily consist of the operations of:

•

857 Dealer Stores—Primarily independently-owned stores, predominantly located in smaller communities and averaging 8,800 square feet offering appliances, consumer electronics, lawn and garden equipment, hardware and automotive batteries. Most of our dealer stores carry proprietary Sears brands, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of national brands.

•

111 Sears Hardware Stores and 85 Orchard Supply Hardware Stores—Neighborhood hardware stores averaging 40,000 square feet that carry Craftsman brand tools and lawn and garden equipment, Kenmore home appliances, Diehard batteries and a wide assortment of national brands and other home improvement products. 111 locations also offer a limited selection of home appliances.

•	16 The Great Indoors Stores—Home decorating and remodeling superstores, averaging 143,000 square feet, dedicated to the four main rooms of the house: kitchen, bedroom, bathroom and great room.

•	62 Outlet Stores—Locations offering overstock and/or distressed appliances, consumer electronics and lawn and garden equipment at a discount.

•	15 Lands’ End Retail Stores—These retail stores, averaging 8,300 square feet, offer Lands’ End merchandise primarily from catalog and Internet channel overstocks.

•

Direct to Customer—The Direct to Customer business includes the direct merchant business of Lands’ End, Inc. (“Lands’ End”). Lands’ End is a leading direct merchant of traditionally-styled casual clothing, accessories and footwear for men, women and children, as well as home products and soft luggage. These products are offered through multiple selling channels including Landsend.com, one of the leading apparel websites, as well as catalog mailings, and international businesses.

•

Commercial Sales—We sell Sears merchandise, parts, and services to commercial customers through our business-to-business Sears Commercial Sales, Sears Commercial Solutions/Sears Parts Direct Commercial, and Appliance Builder/Distributor businesses.

•

Sears Commercial Sales provides appliances and services to commercial customers in the single-family residential construction/remodel, property management, multi-family new construction, and government/military sectors.

•

Our Appliance Builder/Distributor business offers super-premium appliance and plumbing fixtures to architects, designers, and new construction or remodeling customers, currently operating in four markets with 29 showrooms.

•

Home Services—Product Repair Services, the nation’s largest product repair service provider, is a key element in our active relationship with more than 43 million households. With over 10,000 service technicians making over 13 million service calls annually, this business delivers a broad range of retail-related residential and commercial services across all 50 states, Puerto Rico, Guam and the Virgin Islands under the Sears Parts & Repair Services and A&E Factory Service brand names.

Commercial and residential customers can obtain parts and repair services for all major brands of products within the home appliances, lawn and garden equipment, consumer electronics, floor care products, and heating and cooling systems categories. We also provide repair parts with supporting instructions for “do-it-yourself” customers through our PartsDirect.com website. Smaller items for repair can be brought into Sears Parts & Repair Centers located throughout the United States or to many Sears full-line, dealer and outlet stores. This business also offers protection agreements, product installation services and Kenmore and Carrier brand residential heating and cooling systems. Home Services also includes home improvement services (primarily siding, windows, cabinet refacing, kitchen remodeling, HVAC and carpet and upholstery cleaning) provided through Sears Home Improvement Services.

Sears Canada

Sears Canada, a consolidated, 70%-owned subsidiary of Sears, conducts retail operations in Canada similar to those conducted by Sears Domestic, with a greater emphasis on apparel and other softlines than in the U.S. stores. In addition, Sears Canada conducted credit operations prior to the November 15, 2005 sale of its Credit and Financial Services operations to JPMorgan Chase & Co. (“JPMorgan Chase”).

As of February 2, 2008, Sears Canada operated a total of 121 full-line stores, 259 specialty stores (48 furniture and appliance stores, 163 dealer stores operated under independent local ownership, 5 appliances and mattresses stores, 30 Corbeil stores and 13 outlet stores), 37 floor covering stores, 1,826 catalog pick-up locations and 106 travel offices. Sears Canada also conducts business over the Internet through its website, sears.ca.

The Merger and Development of the Business

The Merger provided Holdings a means for leveraging the historical strengths of Kmart and Sears with the goal of making our products, brands and service offerings available through more locations and customer distribution channels. Furthermore, Holdings is striving to become more responsive to the needs of customers, thereby building long-term, value-added customer relationships.

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

With Kmart’s approximately 1,400 off-mall locations, Holdings’ store base offers a greater number of customers the opportunity to purchase Sears products and services outside of Sears’ traditional mall-based stores. This increase in distribution points brought about by the Merger provided a more rapid and lower-cost store base growth than Sears would have been able to accomplish on its own. At the same time, the addition of Sears-owned brands and services, including Sears’ credit programs, to Kmart stores enhances the selection and value proposition offered to Kmart customers and helps to differentiate Kmart from its general merchandise competitors. During the fall of fiscal 2006, we added Craftsman brand tool assortments into Kmart locations nationwide. In addition, as of February 2, 2008, approximately 280 Kmart stores were also selling an assortment of major home appliances, including Kenmore-branded products. We will continue to explore opportunities to profitably cross-merchandise products and services between our Kmart and Sears formats.

Our combined store base of approximately 2,300 Kmart and domestic full-line stores allows Holdings to compete on a scale larger than that of many of our national competitors. The scale of the combined enterprise in the U.S. has also generated significant opportunities for realizing cost synergies across a number of areas, including merchandise and non-merchandise purchasing, delivery and distribution and within other selling, general and administrative expense areas. While we will continue to operate both the Sears and Kmart store formats in the foreseeable future, many of the functions supporting these formats have been integrated.

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

On May 6, 2003, the Predecessor Company emerged from reorganization proceedings under Chapter 11 pursuant to the terms of an Amended Joint Plan of Reorganization (the “Plan of Reorganization”) and related amended Disclosure Statement. This Plan received formal endorsement of the statutory creditors’ committee and, as modified, was confirmed by the U.S. Bankruptcy Court in April 2003. The Predecessor Company is presently an indirect wholly-owned subsidiary of Holdings. See Note 13 of Notes to Consolidated Financial Statements for further explanation of the bankruptcy and claims resolution process.

Sale of Sears Canada’s Credit and Financial Services Operations

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

Acquisition of Minority Interest in Sears Canada

In December 2005, we announced our intention to acquire 100% ownership of Sears Canada in order to allow Sears Canada to be in a better competitive position relative to other Canadian retailers and the Canadian operations of major U.S. retailers. During fiscal 2006, we increased our majority interest in Sears Canada from 54% to 70% by acquiring 17.8 million common shares of Sears Canada pursuant to the takeover bid. We paid a total of $282 million for the additional 17.8 million common shares acquired and accounted for the acquisition of an additional interest in Sears Canada as a purchase business combination for accounting purposes. The takeover bid expired on November 27, 2006.

Real Estate Transactions

In the normal course of business, we consider opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash. In addition, we review leases that will expire in the short term in order to determine the appropriate action to take with respect to them.

Further information concerning our real estate transactions is contained in Note 15 of Notes to Consolidated Financial Statements.

Trademarks, Trade Names and Licenses

The KMART® and SEARS® trade names, service marks and trademarks, used by us both in the United States and internationally, are material to our retail and other related businesses.

We sell proprietary branded merchandise under a number of brand names that are important to our operations. Our KENMORE®, CRAFTSMAN®, DIEHARD® and LANDS’ END® brands are among the most recognized proprietary brands in retailing. These marks are the subject of numerous United States and foreign trademark registrations. Other well recognized Company trademarks and service marks include THE GREAT INDOORS®, OSH®, CANYON RIVER BLUES®, APOSTROPHE®, COVINGTON®, and ATHLETECH® . We also have the right to sell an exclusive line of Martha Stewart Everyday® products in our Kmart locations through January 2010, as well as within Sears Canada stores through August 2008. Our right to use our trade names and marks continues so long as we use them.

Seasonality

The retail business is seasonal in nature, and we generate a high proportion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. As a result, our overall profitability is heavily impacted by our fourth quarter operating results. Additionally, in preparation for the fourth quarter holiday season, we significantly increase our merchandise inventory levels, which are financed from operating cash flows, credit terms received from vendors and, to the extent necessary, borrowings under our $4.0 billion, five-year credit agreement (described in the “Uses and Sources of Liquidity” section below). Fourth quarter reported revenues accounted for 30%, 31% and 33% of total reported revenues in fiscal years 2007, 2006 and 2005, respectively.

Competition

Our business is subject to highly competitive conditions. We compete with a wide variety of retailers, including other department stores, discounters, home improvement stores, consumer electronics dealers and auto service providers, specialty retailers, wholesale clubs and many other competitors operating on a national, regional or local level along with Internet and catalog businesses, which handle similar lines of merchandise. Wal-Mart, Target, Kohl’s, JC Penney, Home Depot, Lowe’s and Best Buy are some of the national retailers with which we compete. Home Depot, Lowe’s and Best Buy are major competitors in relation to our home appliance business, which accounted for approximately 15% of our fiscal 2007 reported revenues. Sears Canada competes in Canada with Hudson’s Bay Company and U.S.-based competitors, including those mentioned above, that are expanding into Canada. Success in this competitive marketplace is based on factors such as price, product assortment and quality, service and convenience, including availability of retail-related services such as access to credit, product delivery, repair and installation. Additionally, we are influenced by a number of factors including, but not limited to, the cost of goods, consumer debt levels and buying patterns, economic conditions, customer preferences, inflation, currency exchange fluctuations, weather patterns, and catastrophic events. Item 1A in this report on Form 10-K contains further information regarding risks to our company.

Employees

As of February 2, 2008, we had approximately 302,000 employees in the United States and U.S. territories, and approximately 35,000 employees in Canada through Sears Canada including, in each case, part-time employees.

Our Website; Availability of SEC Reports and Other Information

Our corporate website is located at searsholdings.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports are available, free of charge, through the “SEC Filings” portion of the Investor Information section of our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

The Corporate Governance Guidelines of our Board of Directors, the charters of the Audit, Compensation, Finance and Nominating and Corporate Governance Committees of the Board of Directors, our Code of Conduct and the Board of Directors Code of Conduct are available in the Corporate Governance section of searsholdings.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Item 1A.	Risk Factors

References to “us,” “we” and “our” refer to the Company. The following risk factors could adversely affect our business, results of operations and financial condition. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also negatively impact us.

If we fail to offer merchandise and services that our customers want, our sales may be limited, which would reduce our revenues and profits.

In order for our business to be successful, we must identify, obtain supplies of, and offer to our customers, attractive, innovative and high-quality merchandise on a continuous basis. Our products and services must satisfy the desires of our customers, whose preferences may change in the future. If we misjudge either the demand for products and services we sell or our customers’ purchasing habits and tastes, we may be faced with excess inventories of some products and missed opportunities for products and services we chose not to offer. In addition, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. This would have a negative effect on our business and results of operations.

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

Due to the seasonality of our business, our annual operating results would be adversely affected if our business performs poorly in the fourth quarter.

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

Our sales may fluctuate for a variety of reasons, which could adversely affect our results of operations.

Our business is sensitive to customers’ spending patterns, which in turn are subject to prevailing economic conditions. Our sales and results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our sales and financial performance, including:

•	actions by our competitors, including opening of new stores in our existing markets or changes to the way these competitors go to market on-line,

•	seasonal fluctuations due to weather conditions,

•	changes in our merchandise strategy and mix,

•	changes in population and other demographics, and

•	timing of our promotional events.

Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may increase or decrease. For more information on our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

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

Many economic and other factors outside our control, including consumer confidence, consumer spending levels, employment levels, prevailing interest rates, housing sales and remodels, consumer debt levels and inflation, as well as fuel costs and the availability of consumer credit, affect consumer-spending habits. In addition, disposable income levels may influence consumer-purchasing patterns. A general slowdown in the United States economy or an uncertain economic outlook could adversely affect consumer spending habits and our operating results.

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

Given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that result in the compromise of confidential customer data, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our systems are breached, damaged or cease to function properly, we may have to make a significant investment to fix or replace them, we may suffer interruptions in our operations in the interim, we may face costly litigation, and our reputation with our customers may be harmed. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations. In addition, we are pursuing complex initiatives to transform our information technology processes and systems, which will include, for many systems, establishing a common platform across our lines of business, such as common human resources, supply chain and financial systems. The risk of disruption is increased in periods where such complex and significant systems changes are undertaken. Also, if we fail to successfully combine our systems, we may fail to realize cost savings anticipated to be derived from these initiatives.

We rely on third parties to provide us with services in connection with the administration of certain aspects of our business.

From time to time we have entered into agreements with third-party service providers (both domestic and overseas) to provide processing and administrative functions over a broad range of areas, and we may continue to do so in the future. These areas include finance and accounting, call center, human resources and procurement functions. There can be no assurance that transition of the functions to third party service providers will be successful. Services provided by third parties as a part of outsourcing initiatives could be interrupted as a result of many factors, such as acts of God or contract disputes, and any failure by third-parties to provide us with these services on a timely basis or within our service level expectations and performance standards could result in a disruption of our business. In addition, to the extent we are unable to maintain our outsourcing arrangements, we would incur substantial costs, including costs associated with hiring new employees, in order to return these services in-house.

We might not realize the benefits we are seeking from our new organizational structure.

Our new organizational structure is being built on five types of businesses: operating businesses; support businesses (e.g., finance, marketing); on-line businesses; real estate businesses, and brand businesses. If this new organizational structure results in ineffective collaboration among our employees, then our operating results may be harmed. Additionally, while these changes are designed to provide greater empowerment and accountability to employees and to enable us to continue to be more effective and efficient in meeting the needs of our customers, operating in this environment could affect employee morale and retention.

The loss of key personnel may disrupt our business and adversely affect our financial results.

We depend on the contributions of key personnel, including Edward S. Lampert (chairman) and other key employees, for our future success. Although certain executives have employment agreements with us, changes in our senior management and any future departures of key employees may disrupt our business and materially adversely affect our results of operations.

Affiliates of our Chairman, whose interests may be different than your interests, exert substantial influence over our Company.

Affiliates of Edward S. Lampert, the Chairman of our Board of Directors, beneficially own 49.6% of the outstanding shares of our common stock. These affiliates are controlled, directly or indirectly, by Mr. Lampert. Accordingly, these affiliates, and thus Mr. Lampert, have substantial influence over many if not all actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.

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

We may be subject to product liability claims if people or properties are harmed by the products we sell or the services we offer.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. We also provide various services, which could also give rise to such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

We may be subject to periodic litigation and other regulatory proceedings. These proceedings may be affected by changes in laws and government regulations or changes in the enforcement thereof.

From time to time, we may be involved in lawsuits and regulatory actions relating to our business, certain of which may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws, including wage and hour laws. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend our Company. Further, changes in governmental regulations both in the United States and in the other countries where we operate could have adverse effects on our business and subject us to additional regulatory actions. For a description of current legal proceedings, see Item 3, “Legal Proceedings” in this Form 10-K.

Our failure to successfully invest available surplus cash could negatively affect our performance

Our performance with respect to the investment of surplus cash is substantially dependent on the performance of Edward S. Lampert, to whom our Board of Directors has delegated authority to direct such investments, subject to certain limitations.

There can be no assurance that we will be successful in our efforts to identify investment opportunities that meet our requirements. Any such investments may include significant and highly concentrated direct investments, related derivative positions, or both, with respect to the equity securities of public companies. In addition, any such investments will involve risks, and Holdings’ balance sheet and results of operations may fluctuate, depending on the extent of excess funds and the timing, magnitude and performance of our investments. Furthermore, such investments would be subject to volatility due to market conditions and other conditions over which we may not have control, which may affect both the recorded value of the investments as well as our periodic earnings. Accordingly, the poor performance of a significant investment could have a material adverse effect on the results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table summarizes the locations of our Kmart and Sears Domestic stores as of February 2, 2008:

	Kmart		Sears Domestic
State/Territory	Discount Stores	Super Centers	Full-line Mall Stores	Sears Essentials/ Grands	Specialty Stores
Alabama	26	—	13	3	32
Alaska	—	—	3	—	3
Arizona	18	2	14	1	12
Arkansas	6	—	7	—	33
California	100	1	81	10	134
Colorado	16	4	13	2	20
Connecticut	7	—	8	1	8
Delaware	6	—	4	—	5
Florida	98	—	55	10	26
Georgia	37	1	22	1	43
Hawaii	7	—	6	—	1
Idaho	8	—	6	—	6
Illinois	59	4	38	7	50
Indiana	37	5	21	2	35
Iowa	24	—	11	—	14
Kansas	11	—	9	2	22
Kentucky	30	—	11	1	22
Louisiana	11	—	13	—	19
Maine	6	—	6	—	11
Maryland	22	—	19	2	9
Massachusetts	18	—	21	1	9
Michigan	78	7	27	3	32
Minnesota	32	—	12	—	35
Mississippi	7	—	9	—	21
Missouri	25	—	13	4	45
Montana	10	—	3	—	7
Nebraska	8	—	5	—	10
Nevada	9	2	4	1	6
New Hampshire	6	—	6	3	8
New Jersey	37	—	20	5	19
New Mexico	15	—	7	—	9
New York	57	1	46	—	34
North Carolina	43	4	27	—	33
North Dakota	7	—	4	—	4
Ohio	71	11	42	2	50
Oklahoma	9	—	11	—	20
Oregon	14	—	9	—	21
Pennsylvania	99	2	45	2	33
Rhode Island	1	—	2	—	2
South Carolina	27	1	14	2	16
South Dakota	9	—	2	—	6
Tennessee	33	3	24	1	25
Texas	19	1	60	1	89
Utah	16	—	5	3	5
Vermont	3	—	2	—	8
Virginia	40	4	23	1	22
Washington	20	—	23	—	17
West Virginia	16	1	8	—	8
Wisconsin	33	—	15	4	39
Wyoming	9	—	2	—	7
Puerto Rico	22	1	9	—	5
U.S. Virgin Islands	4	—	—	—	—
Guam	1	—	—	—	—

Totals	1,327	55	860	75	1,150

	Kmart		Sears Domestic			Sears Canada
	Discount Stores	Super Centers	Full-line Mall Stores	Sears Essentials/ Grands	Specialty Stores	Full-line Stores	Specialty Stores	Total
Owned	160	34	521	18	61	14	2	810
Leased	1,167	21	339	57	238	107	86	2,015
Independently-owned and operated stores	—	—	—	—	851	—	171	1,022

Stores as of February 2, 2008	1,327	55	860	75	1,150	121	259	3,847

In addition, as of February 2, 2008, we had 40 domestic supply chain distribution centers, of which 10 are owned and 30 are leased for terms ranging from one to 14 years. Of the total, 11 primarily support Kmart locations, 25 primarily support Sears stores and four support both Sears and Kmart stores. In addition, we had 573 domestic store warehouses, customer call centers and service facilities (including 29 showrooms related to our appliance builder/distributor business), most of which are leased for terms ranging generally from three to five years or are part of other facilities included in the above table.

Our principal executive offices are located on a 200-acre site owned by us at the Prairie Stone office park in Hoffman Estates, Illinois. The complex consists of six interconnected office buildings totaling approximately two million gross square feet of office space.

In December 2005, we sold the former Kmart headquarters building in Troy, Michigan. We still own an 86,000 square foot office building in Troy, Michigan.

As of February 2, 2008, Sears Canada operated a total of 121 full-line stores, 259 specialty stores (48 furniture and appliance stores, 163 dealer stores operated under independent local ownership, 5 appliances and mattresses stores, 30 Corbeil stores and 13 outlet stores), 37 floor covering stores, 1,826 catalog pick-up locations and 106 travel offices.

In August 2007, Sears Canada sold its headquarters office building and adjacent land in Toronto, Ontario. Sears Canada is currently leasing back the property under a leaseback agreement for a period up to 36 months, and incurring its current level of occupancy costs, until it relocates all head office operations to currently underutilized space in the Toronto Eaton Centre, Ontario.

A description of our leasing arrangements appears in Note 16 of Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

Item 103 of SEC Regulation S-K requires that we disclose legal proceedings to which the Company and a governmental authority is a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Disclosure also is required as to any such proceedings known by us to be contemplated by governmental authorities. In that connection, we note that we have received an administrative subpoena from the District Attorney of the County of Ventura, California, seeking information and documents primarily concerning our handling of hazardous waste in Ventura County and in California generally. We are cooperating with California state and county authorities in connection with this matter. In addition, we are a party to administrative actions brought by the California Air Resources Board (CARB) that allege that Kmart sold certain non-food items (windshield wiper fluid and portable fuel containers) that do not comply with applicable regulations. The parties are currently negotiating toward a resolution of this matter.

See Part II, Item 8, “Financial Statements—Notes to Consolidated Financial Statements,” Note 13—“Bankruptcy Claims Resolution and Settlements,” and Note 20—“Legal Proceedings,” for additional information regarding legal proceedings, which information is incorporated herein by this reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and information sets forth the names of our executive officers, their current positions and offices with the Company, the date they first became executive officers of the Company, their current ages, and their principal employment during the past five years.

Name	Position	Date First Became an Executive Officer		Age
W. Bruce Johnson	Interim Chief Executive Officer and President	2005	*	56
Karen A. Austin	Executive Vice President, Chief Information Officer	2005	*	46
William C. Crowley	Executive Vice President, Chief Administrative Officer	2005	*	50
Mark C. Good	Executive Vice President and General Manager, Home Services	2005	*	51
William R. Harker	Senior Vice President, Human Resources, General Counsel and Corporate Secretary	2006		35
Kevin R. Holt	Executive Vice President, Store Operations	2008		49
Maureen A. McGuire	Executive Vice President, Chief Marketing Officer	2005		56
James P. Mixon	Senior Vice President, Supply Chain and Operations	2008		63
William K. Phelan	Senior Vice President, Controller, Treasurer and Chief Accounting Officer	2005	*	45
J. Miles Reidy	Executive Vice President, Chief Financial Officer	2007		45
Corwin M. Yulinsky	Executive Vice President, Strategy and Customer Insight	2005		53

*	Became an executive officer of Holdings upon the completion of the Merger on March 24, 2005.

Mr. Johnson was elected as the Company’s interim Chief Executive Officer and President in February 2008. He previously served as the Company’s Executive Vice President, Supply Chain and Operations since the Merger. Mr. Johnson was previously Kmart’s Senior Vice President, Supply Chain and Operations. He joined Kmart in October 2003, after serving as Director, Organization and Systems for Carrefour S.A. from March 1998 to October 2003.

Ms. Austin became Executive Vice President, Chief Information Officer in February 2006 and was Senior Vice President and Chief Information Officer prior thereto. She was Senior Vice President, Chief Information Officer of Kmart from April 2002 to March 2005. She previously served as its Vice President, IT Applications from 2001 to 2002.

Mr. Crowley has served as an Executive Vice President of the Company since March 2005 and as our Chief Administrative Officer since September 2005. He also served as our Chief Financial Officer from March 2005 to September 2006 and as interim Chief Financial Officer from January 2007 to October 2007. Mr. Crowley has served as Chairman of the Board of Sears Canada since December 2006 and as a director of Sears Canada since March 2005. Prior to the Merger, Mr. Crowley served as Senior Vice President, Finance of Kmart, and had served as an officer of Kmart since 2003. Mr. Crowley is also the President and Chief Operating Officer of ESL Investments, Inc., a private investment firm, and has served in that capacity since 1999. Mr. Crowley also serves as a director of Auto Nation, Inc., an automotive retailer, and has served in that capacity since 2002.

Mr. Good was previously Executive Vice President and General Manager, Home Services (formerly Product Repair Services) of Sears from August 1999 to March 2005, when he assumed the same role with Holdings. Mr. Good has served as a director of Sears Canada since 2006.

Mr. Harker joined us as Vice President and Chief Counsel in September 2005. He became Vice President, Acting General Counsel and Corporate Secretary in January 2006. In April 2006, Mr. Harker was elected Senior Vice President, Acting General Counsel and Corporate Secretary. In December 2006, Mr. Harker was elected Senior Vice President, General Counsel and Corporate Secretary and in February 2008 he was elected Senior Vice President, Human Resources, General Counsel and Corporate Secretary. Prior to joining Holdings, he practiced corporate law with the law firm of Wachtell, Lipton, Rosen and Katz from September 2000 to August 2005.

Mr. Holt joined the Company as Senior Vice President, Chief Effectiveness Officer in September 2007 and became Executive Vice President, Store Operations, in February 2008. Prior to joining Holdings, he spent over 13 years at Meijer, Inc., most recently as Executive Vice President of Retail Operations from 2004 until 2007 and Senior Vice President Retail Operations from 2000 to 2004. Mr. Holt served as Senior Vice President of Information Technology/Services and Strategic Planning prior to his assignment in Operations.

Ms. McGuire joined us as Executive Vice President and Chief Marketing Officer in October 2005. Prior to joining Holdings, she spent over 30 years at International Business Machines Corporation, most recently as Vice President, Worldwide Strategy and Marketing, IBM Systems and Technology Group from January 2005 to September 2005. Previously she served as IBM’s Vice President, Worldwide Marketing and Strategy, IBM Global Services from August 2003 to January 2005 and Vice President, Worldwide Market Management and Integrated Marketing Communications from 1995 to August 2003.

Mr. Mixon was elected as the Company’s Senior Vice President, Supply Chain and Operations in February 2008. He was previously Senior Vice President, Logistics of Kmart from May 2002 to March 2005, when he assumed the same role with Sears Holdings.

Mr. Phelan was elected Senior Vice President and Controller of the Company in September 2007 and Treasurer in December 2007. From March 2005 until September 2007, Mr. Phelan served as Vice President and Controller of Sears Holdings. From December 2000 to March 2005 he served as Assistant Controller of Sears.

Mr. Reidy was elected Executive Vice President and Chief Financial Officer in October 2007. He spent the previous eight years at Capital One Financial Corporation, a financial holding company, most recently as Senior Vice President, Capital One Financial Cost Executive, since 2006. Previously he served as executive in charge of Banking Integration from 2005 through 2006. Prior to that Mr. Reidy served as Chief Planning and Financial Strategy Officer from 2003 until 2005, while also serving as the Chief Financial Officer of Capital One’s Bank and Credit Card division—a post he assumed in 2002.

Mr. Yulinsky joined us as Executive Vice President, Strategy and Customer Insight in October 2005. Previously, he was a leader of the Financial Institutions and Marketing/CRM practice at McKinsey and Co., a consulting firm, from August 1999 to October 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holdings’ common stock is quoted on The NASDAQ Stock Market under the ticker symbol SHLD. There were approximately 22,200 stockholders of record as of March 1, 2008.

The common stock of Holdings began trading on March 28, 2005, the first trading day after the consummation of the Merger. Prior to that date, Kmart’s common stock was quoted on The NASDAQ Stock Market, under the ticker symbol KMRT. The quarterly high and low sales prices for Holdings’ common stock are set forth below.

	Fiscal Year 2007
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$195.18	$183.25	$152.91	$132.35
Low	170.29	131.56	123.39	84.72

	Fiscal Year 2006
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$147.74	$167.95	$182.38	$181.67
Low	115.95	134.56	135.04	164.31

Holdings has not paid dividends on common stock in the last three fiscal years. Holdings does not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information

The following table reflects information about securities authorized for issuance under our equity compensation plans as of February 2, 2008.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	350,000	$112.90	394,735
Equity compensation plans not approved by security holders	—	—	—
Total	350,000	$112.90	394,735

(1)

Represents (1) a grant to the Company’s former CEO, Aylwin B. Lewis, of options to purchase 150,000 shares of Holdings’ common stock and (2) a grant to Alan J. Lacy, former Vice Chairman of the Company, of options to purchase 200,000 shares of Holdings’ common stock. On October 18, 2004, Kmart granted Mr. Lewis options to purchase 150,000 shares of Kmart common stock, subject to approval by Kmart’s stockholders. Kmart’s stockholders approved the option grant on March 24, 2005, and these options were converted into options to purchase an equal number of shares of Holdings’ common stock upon effectiveness of the Merger. The grant to Mr. Lacy was approved by Kmart, the sole stockholder of Holdings on November 16, 2004, in connection with the approval of Mr. Lacy’s employment agreement pursuant to which the options were granted.

(2)

Represents shares of common stock that may be issued pursuant our 2006 Stock Plan. Excludes shares covered by an outstanding plan award that, subsequent to February 2, 2008, ultimately are not delivered on an unrestricted basis (for example, because the award is forfeited, canceled, settled in cash or used to satisfy tax withholding obligations). Awards under the 2006 Stock Plan may be restricted stock awards, a grant of shares of our common stock in connection with an award made under a long-term incentive plan, or certain other awards.

Stock Performance Graph

Comparison of Cumulative Stockholder Return—Value of $100 Invested March 28, 2005

The following graph compares the cumulative total return to stockholders on Holdings’ common stock from March 28, 2005, the first day of trading of our common stock after the Merger, through February 1, 2008, the last trading day before the end of our 2007 fiscal year, with the return on the S&P 500 Stock Index, the S&P 500 Retailing Index and the S&P 500 Department Stores Index for the same period. The graph assumes an initial investment of $100 on March 28, 2005 in each of our common stock, the S&P 500 Stock Index, the S&P Retailing Index and the S&P 500 Department Stores Index.

The S&P 500 Retailing Index consists of companies included in the S&P 500 Stock Index in the broadly defined retail sector, which includes competing retailers of softlines (apparel and domestics) and hardlines (appliances, electronics and home improvement products), as well as food and drug retailers. The S&P 500 Department Stores Index consists primarily of department stores that compete with our full-line stores.

	March 28, 2005	January 27, 2006	February 2, 2007	February 1, 2008
Sears Holdings	$100.00	$93.96	$135.10	$82.61
S&P 500 Index	$100.00	$110.99	$127.67	$125.33
S&P 500 Retailing Index	$100.00	$108.74	$125.17	$102.15
S&P Department Stores Index	$100.00	$105.71	$152.02	$97.07

Purchase of Equity Securities

The following table provides information about shares of common stock we acquired during the fourth quarter of fiscal 2007, including shares assigned to us as part of settlement agreements resolving claims arising from the Chapter 11 reorganization of Kmart Corporation. During the 13 weeks ended February 2, 2008, we repurchased 5.3 million of our common shares at a total cost of $553 million under our common share repurchase program. As of February 2, 2008, we had $183 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 4, 2007 to December 1, 2007	772,500	$105.93	772,500	$105.93
December 2, 2007 to January 5, 2008	3,094,282	107.78	3,094,282	107.78
January 6, 2008 to February 2, 2008	1,461,510	95.44	1,443,473	95.30

Total	5,328,292	$104.12	5,310,255	$104.12	$183,000,000

(1)

Includes 12,948 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. In conjunction with bankruptcy settlements entered into this quarter, we were assigned 5,089 shares of common stock (weighted average price of $99.58 per share) with an approximate value of $1 million. These shares were acquired during the quarter as follows:

November 4, 2007 to December 1, 2007	—
December 2, 2007 to January 5, 2008	—
January 6, 2008 to February 2, 2008	18,037

(2)

Our common share repurchase program was initially announced on September 14, 2005 with a total authorization by our Board of Directors of up to $500 million. Subsequently, we announced that our Board of Directors authorized the repurchase of up to an additional $500 million of common stock on each of October 14, 2005, April 5, 2006 and September 12, 2006, $1.0 billion of common stock on July 10, 2007, and $1.5 billion of common stock on August 13, 2007, for a total authorization since inception of the program of $4.5 billion. The program has no stated expiration date.

Item 6.	Selected Financial Data

The table below summarizes our recent financial information. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and notes thereto in Item 8.

	Fiscal				39 Weeks Ended January 28, 2004	Predecessor Company 13 Weeks Ended April 30, 2003
dollars in millions, except per share and store data	2007	2006(4)	2005(1)(4)	2004
Summary of Operations
Total revenues(2)	$50,703	$53,016	$49,455	$19,843	$17,190	$6,181
Domestic comparable sales %	(4.3)%	(3.7)%	(5.3)%	(11.0)%	(9.5)%	(3.2)%
Income (loss) before cumulative effect of a change in accounting principle(3)	826	1,492	947	1,106	234	(852)
Cumulative effect of a change in accounting principle, net of tax(3)	—	—	(90)	—	—	—
Discontinued operations	—	—	—	—	—	(10)
Net income (loss)(3)	826	1,492	857	1,106	234	(862)
Per Common Share
Basic:
Continuing income (loss)	$5.71	$9.59	$6.21	$12.39	$2.61	$(1.63)
Cumulative effect of change in accounting principle	—	—	(0.59)	—	—	—
Discontinued operations	—	—	—	—	—	(0.02)
Net income (loss)	$5.71	$9.59	$5.62	$12.39	$2.61	$(1.65)
Diluted:
Continuing income (loss)	$5.70	$9.58	$6.17	$11.00	$2.51	$(1.63)
Cumulative effect of change in accounting principle	—	—	(0.59)	—	—	—
Discontinued operations	—	—	—	—	—	(0.02)
Net income (loss)	$5.70	$9.58	$5.58	$11.00	$2.51	$(1.65)

Book value per common share	$80.59	$82.60	$72.64	$50.39	$24.64	$19.45
Financial Data
Total assets	$27,397	$29,906	$30,467	$8,651	$6,074	$6,660
Long-term debt	1,922	2,109	2,488	91	76	59
Long-term capital lease obligations	684	734	786	275	374	415
Capital expenditures (Predecessor Company for the 13 weeks ended April 30, 2003)	582	508	552	230	108	4
Number of Stores	3,847	3,791	3,843	1,480	1,511	1,513

(1)	Fiscal 2005 includes the results of Sears subsequent to the Merger date. As a result, fiscal 2005 results include approximately 44 weeks of Sears’ results and 52 weeks of Kmart’s results.
(2)

We follow a retail-based financial reporting calendar. Accordingly, our fiscal 2006 results reflect the 53-week period ended February 3, 2007 whereas fiscal years 2007, 2005, and 2004 contained 52-weeks. Fiscal 2007, 2006 and 2005 ended on the Saturday closest to January 31st. The 39 weeks ended January 28, 2004 and fiscal 2004 ended on the last Wednesday in January. The reported results for fiscal 2003 have been divided into two parts as a result of Kmart’s emergence from Chapter 11 bankruptcy in fiscal 2003. As further discussed in Note 13 of Notes to Consolidated Financial Statements, due to the application of Fresh-Start Accounting (defined in Note 13 of Notes to Consolidated Financial Statements) upon emergence from Chapter 11 bankruptcy, the reported historical financial statements of the Predecessor Company for the periods prior to May 1, 2003 generally are not comparable to those of the Successor Company. Thus, the results of operations of the Successor Company were not combined with those of the Predecessor Company.

(3)

The periods presented were impacted by certain significant items, which affected the comparability of amounts reflected in the above selected financial data. For fiscal 2007, 2006, and 2005, these significant items are discussed within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Fiscal year 2004 included a $946 million net gain on sales of assets and the 39 weeks ended January 28, 2004 included an $89 million net gain on sales of assets. The 13 weeks ended April 30, 2003 included $769 million in expenses incurred by the Predecessor Company as a result of its Chapter 11 reorganization, a $47 million charge for accelerated depreciation on unimpaired assets to be disposed of following store closings, and a $10 million credit as a result of a change in the estimated expenses for 2002 cost reduction initiatives.

(4)

During the fourth quarter of 2007, Sears Canada changed its fiscal year end from the Saturday nearest December 31 st to the Saturday nearest January 31st. This change has been retrospectively applied to prior year amounts reported in the fiscal 2006 and 2005 columns as required by SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3.” See Note 3 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have divided our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) into the following five sections:

•	Overview of Holdings and Fiscal Year

•	Results of Operations:

Fiscal 2007 Summary

Holdings’ Consolidated Results

Business Segment Results

Pro Forma Reconciliation

•	Analysis of Consolidated Financial Condition

•	Contractual Obligations and Off-Balance Sheet Arrangements

•	Application of Critical Accounting Policies

Overview of Holdings

Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are a broadline retailer and, at the end of fiscal 2007, had 2,317 Kmart and domestic full-line stores and 1,150 specialty retail stores in the United States operating through Kmart and Sears and 380 full-line and specialty retail stores in Canada operating through Sears Canada, a 70%-owned subsidiary.

We currently conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. Prior to the Merger, we operated a single business segment, Kmart. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Item 1 in this Form 10-K.

The retail industry is highly competitive and as such, Holdings faces significant challenges to achieve prominence. However, we believe that we posses unique resources with which we can differentiate ourselves from our competitors. These resources include:

•	The brands we own (Kenmore, Craftsman, DieHard, and Lands’ End) are one of our most important resources. We believe that each of these four brands has significant recognition and value with customers.

•

Home services, including installation, delivery, and repair, represent another important resource of our Company. Our extensive network of in-home and in-store service businesses gives us the opportunity to retain long-term relationships with our customers—a chance to deliver value not only at the point of sale but also on an ongoing basis, and a chance to learn continuously about our customers and what they like and do not like about our products.

•	Our existing store base is another resource, as our more than 3,400 domestic stores provide us with a physical presence in almost all major communities in the United States.

•

We also have viable on-line businesses, which enhance our multi-channel customer experience. Sears.com, Landsend.com and PartsDirect.com are examples of on-line channels where we engage and transact with our customers. We are investing in these on-line capabilities, as we believe that a compelling multi-channel experience will be an important factor for success in the years and decades to come.

In addition to these resources, we believe that we have a solid balance sheet, with capacity to secure additional debt if necessary. We own substantial inventory and real estate assets, and have also reduced our consolidated debt to $2.3 billion ($3.0 billion with capital leases), which we consider low in relation to both our cash flow generation and market capitalization.

During January 2008 Holdings announced that we would implement a new organizational structure and operating model designed to simplify the way our business lines are managed and create greater autonomy, accountability and focus for our business unit management teams. The new model is intended to provide clarity and resolve issues more quickly, as well as allow us to optimize our resources to operate our businesses more effectively and efficiently. While we have begun the process of transforming the organization to this new model, it will take some time to build the processes and information systems necessary to support the structure.

Specific actions taken by us in 2007, which were intended to build long-term customer relationships and improve the profitability and/or daily operations, include:

•

completed development of new Internet technologies and migrated our selling websites to an improved e-commerce platform. This new platform positions us to attract and retain customers using a multichannel service approach to create a consistent experience across the channels and enhance the offerings and the shopping experience where channels intersect. Examples include store-to-Web, Web-to-store, special order catalogs and the sales hotline. Multichannel represents the potential for a sustainable growth vehicle for our company and represents an opportunity for us to unify and integrate the customer’s experience.

•

improved Holdings’ on-line capabilities by launching searsprovider.com, a new and efficient way to recruit independent service contractors to help us grow our Home Services business. A significant amount of money is spent each year in the U.S. on home repairs and remodeling projects. Searsprovider.com allows our current and future service contractors to provide detailed information about their skills and the trades they service. This knowledge will help us support current service needs, identify capabilities and launch new service offerings. Finding small businesses for select home projects is a new market and Searsprovider.com positions us to take advantage of this growing market.

•

worked to enhance our marketing efforts to better communicate the benefits of our product and service offerings. For example, in August 2007 we introduced the Ultimate Appliance Promise campaign. The purpose of this campaign is to show our customers that we are uniquely positioned to meet their appliance needs by offering the largest selection of appliances, a price guarantee, one year of free service and support, and next day delivery and installation in many markets across the U.S.

•

continued to open Lands’ End at Sears shops, providing customers a convenient location to purchase Lands’ End-branded merchandise. The consolidated specialty “store-within-a-store” presentation carries merchandise for the entire family and incorporates dedicated consultants for enhanced customer service as well as Internet kiosks connecting customers to the direct-to-consumer Lands’ End business. The Lands’ End at Sears shop network grew to 200 stores in 2007, including an enhanced 20,000 sq. ft. layout. Holdings currently intends to roll out additional Lands’ End at Sears shops in 2008. Holdings further intends to assess the applicability of the insight gained from the Lands’ End at Sears shop format to other potential brand-based “store-within-a-store” opportunities.

•

expanded our dealer store operations by adding 40 stores during the year. These independently-owned stores have historically been located in smaller communities, however we are beginning to open dealer stores in more urban areas. These stores are smaller than full-line stores and carry select merchandise, including Kenmore, Craftsman and Diehard brand products. We plan to continue our expansion of dealer stores in fiscal 2008 by continuing to open stores in both rural and urban neighborhoods across the U.S.

•

remodeled approximately 30 Kmart stores to include Sears-brand products. We intend to continue our rollout of home appliances, including Sears Kenmore-brand products, into Kmart locations over the next several years as a means of expanding our points of distribution in response to competitor store growth. As of February 2, 2008, approximately 280 Kmart stores, including certain of the remodeled locations, offered broad assortments of home appliances.

•	continued the process of converting the information technology systems of the Sears Domestic and Kmart segments to a common platform. During 2007, we implemented a new common accounts payable system, as well as a new common general ledger and stock ledger, for Kmart and Sears Domestic based on enhancements made to Kmart’s existing systems and processes. The systems conversion establishes a common set of processes and systems for Sears Domestic and Kmart.

Certain of these initiatives and actions benefited our fiscal 2007 operating results, and the impact of such items is reflected in our 2007 operating results as presented in the below “Results of Operations” section. Other initiatives represent investments management has made with the belief that they further Holdings’ longer term pursuit of our mission: profitably building long-term relationships and gaining prominence in the retail industry.

Fiscal Year

Effective March 23, 2005, we changed our fiscal year end from the last Wednesday in January to the Saturday closest to January 31st. In fiscal 2006, the Saturday closest to January 31st was February 3, 2007 and, as a result, fiscal 2006 consisted of 53 weeks. Both fiscal 2007 and fiscal 2005 consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal year	Ended	Weeks
2007	February 2, 2008	52
2006	February 3, 2007	53
2005	January 28, 2006	52

Sears Canada’s fiscal year end has historically been the Saturday closest to December 31st and accordingly, we had consolidated Sears Canada’s results on a one-month lag. During the fourth quarter of 2007, Sears Canada changed its fiscal year end from the Saturday nearest December 31st to the Saturday nearest January 31st. The change in Sears Canada’s year end is considered a preferable change in accounting principle as it allows a full seasonal cycle, including the liquidation of holiday merchandise, for Sears Canada to be included in the results of Holdings. Furthermore, Sears Canada’s fiscal year end is now aligned with the fiscal year end of Holdings and its results are no longer accounted for on a one-month lag. As required by SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3,” this change has been retrospectively applied to all prior year amounts included in the financial statements of Sears Canada for fiscal 2006 and 2005. See Note 3 of Notes to Consolidated Financial Statements for further explanation of this change.

RESULTS OF OPERATIONS

In the results of operations section that follows, results for fiscal 2005 are set forth on both a reported and pro forma basis. This presentation reflects the fact that the reported results for Holdings prior to the March 24, 2005 Merger reflect only Kmart’s results. Accordingly, to facilitate an understanding of our trends and on-going performance, we have presented pro forma results below for fiscal 2005 in addition to the reported results for that year. The pro forma results adjust the reported amounts for fiscal 2005 to give effect to the Merger as if it had occurred at the beginning of fiscal 2005. Thus, the pro forma results include both Kmart and Sears results for the entire fiscal 2005 period. A reconciliation of pro forma amounts to reported amounts has been included under the heading “Pro Forma Reconciliation.”

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales results for fiscal 2007 were calculated based on the 52-week period ended February 2, 2008 as compared to the comparable 52-week period in the prior year.

The discussion that follows should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8.

	Reported(2)			Pro Forma
millions, except per share data	2007	2006	2005	2005(3)
REVENUES
Merchandise sales and services	$50,703	$53,016	$49,242	$53,962
Credit and financial products revenues	—	—	213	299

Total revenues	50,703	53,016	49,455	54,261

COSTS AND EXPENSES
Cost of sales, buying and occupancy	36,638	37,824	35,743	39,177
Gross margin dollars	14,065	15,192	13,499	14,785
Gross margin rate	27.7%	28.7%	27.4%	27.4%
Selling and administrative	11,468	11,574	10,892	12,149
Selling and administrative expense as a percentage of total revenues	22.6%	21.8%	22.0%	22.4%
Depreciation and amortization	1,049	1,143	942	1,108
Gain on sales of assets	(38)	(82)	(39)	(40)
Gain on sale of business	—	—	(317)	(317)
Restructuring charges	—	28	111	111

Total costs and expenses	49,117	50,487	47,332	52,188

Operating income	1,586	2,529	2,123	2,073

Interest and investment income	(135)	(253)	(130)	(159)
Interest expense	286	335	328	378
Other income	(17)	(24)	(37)	(37)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	1,452	2,471	1,962	1,891
Income taxes	550	933	715	705
Minority interest	76	46	300	307

Income before cumulative effect of change in accounting principle	826	1,492	947	879

Cumulative effect of change in accounting principle, net of tax(1)	—	—	(90)	(90)

NET INCOME	$826	$1,492	$857	$789

EARNINGS PER COMMON SHARE
Diluted earnings per share before cumulative effect of change in accounting principle	$5.70	$9.58	$6.17	$5.40
Cumulative effect of change in accounting principle(1)	—	—	(0.59)	(0.55)

Diluted earnings per share	$5.70	$9.58	$5.58	$4.85

(1)

Effective January 27, 2005, Kmart changed its method of accounting for certain indirect buying, warehousing and distribution costs and, accordingly, we recorded the cumulative effect of this change in accounting principle in fiscal 2005. Further information regarding this change in accounting is set forth in Note 3 of Notes to Consolidated Financial Statements.

(2)

During the fourth quarter of 2007, Sears Canada changed its fiscal year end from the Saturday nearest December 31 st to the Saturday nearest January 31st. This change has been retrospectively applied to prior year amounts reported in the fiscal 2006 and 2005 columns as required by SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3.” See Note 3 of Notes to Consolidated Financial Statements.

(3)

The pro forma results adjust the reported amounts for fiscal 2005 to give effect to the Merger as if it had occurred at the beginning of fiscal 2005. Results of Sears Canada included in the pro forma amounts have not been updated to reflect the impact of its change in year end as these pro forma results are used to reflect the future prospects of Holdings assessed at the time the Merger was consummated. See Note 3 of Notes to Consolidated Financial Statements for further explanation of this change.

Fiscal 2007 Summary

The following discussion is designed to provide the reader with an overview of fiscal 2007 financial results, with particular emphasis on significant events and transactions that had a disproportionate effect on our results for the fiscal years presented. Further discussion regarding the operating performance of both Holdings and our business segments follows this overview section. This discussion should be read in conjunction with our financial statements and accompanying notes as of February 2, 2008, and the year then ended.

Net Income

For fiscal 2007, net income was $826 million compared with net income of $1.5 billion in fiscal 2006. The decrease in net income for the year reflects lower operating results at both Sears Domestic and Kmart, partially offset by improved operating results at Sears Canada. Declines in the operating results of Sears Domestic and Kmart are primarily the result of a decline in gross margin across most major merchandise categories, reflecting both sales declines, as well as an overall decline in our gross margin rate for the year. Interest and investment income also declined during the year as we settled our investments in total return swaps during the third quarter. The negative impact of these declines on our fiscal 2007 results was only partially offset by declines in selling, general and administrative expenses, depreciation and amortization, income tax expense (given lower levels of pre-tax income in fiscal 2007), and reduced interest expense (given lower average outstanding borrowings).

Earnings per Diluted Share and Significant Items

The table below sets forth earnings per share results for our most recent three fiscal years, reflected on both a reported and pro forma basis for fiscal 2005 as explained above. Net income and earnings per diluted share results for all three fiscal years were impacted by certain significant items. The magnitude of such items may vary significantly from period to period and, thereby, have a disproportionate effect on earnings for any given period, affecting the comparability of our financial performance. Accordingly, management considers the aggregate impact of these items, along with reported results, in reviewing and evaluating our financial performance.

The impact of these items on diluted earnings per share is presented in the following table:

	Reported			Pro Forma
	2007	2006	2005	2005
Earnings per diluted share	$5.70	$9.58	$5.58	$4.85
Less:
Hurricane related recoveries	0.08	—	—	—
Gain on sales of assets	0.15	0.32	0.16	0.15
Sears Canada post-retirement benefit plans curtailment gain	0.12	—	—	—
Dividend—investment in Sears Mexico	0.09	—	—	—
Total return swap income (loss)	(0.06)	0.29	—	—
Visa/MasterCard settlement	—	0.14	—	—
Income tax settlements	—	0.20	—	—
Legal matter—AIG Annuity Insurance Co., et al v. Sears Roebuck	—	(0.29)	—	—
Restructuring charges	—	(0.09)	(0.35)	(0.33)
Cumulative effect of change in accounting	—	—	(0.59)	(0.55)

Earnings per diluted share excluding above items	$5.32	$9.01	$6.36	$5.58

During fiscal 2007, we recognized 1) a gain of $19 million ($12 million after tax or $0.08 per diluted share) for insurance recoveries received on hurricane claims filed for certain of our property damaged by hurricanes during fiscal 2005, 2) a curtailment gain of $27 million ($17 million after tax or $0.12 per diluted share) related to certain amendments made to Sears Canada’s post-retirement benefit plans, and 3) a $20 million ($12 million after tax or $0.09 per diluted share) dividend we received on our investment in Sears Mexico. In addition, we recorded investment losses of $14 million ($9 million after tax or $0.06 per diluted share) for fiscal 2007 on our total return swap investments (see the “Interest and Investment Income” section below for further details).

For fiscal 2006, earnings per share included the following significant items: 1) pre-tax gains of $74 million ($45 million after-tax or $0.29 per diluted share) derived from our investments in total return swaps, 2) a $36 million pre-tax gain ($22 million after-tax or $0.14 per diluted share) recorded by us for the aggregate amount received by Holdings in June 2006 as part of the settlement of Visa/MasterCard antitrust litigation, 3) a tax benefit of $31 million ($0.20 per diluted share) related to the resolution of certain income tax matters, and 4) a pre-tax charge of $74 million ($45 million after-tax or $0.29 per diluted share) related to an unfavorable verdict in connection with a pre-Merger legal matter concerning Sears Roebuck’s redemption of certain bonds in 2004. See Note 20 of Notes to Consolidated Financial Statements for further information regarding this matter.

All three fiscal years were impacted by gains recorded on the sale of our assets. These pre-tax gains amounted to $38 million ($22 million after tax and minority interest or $0.15 per diluted share) in fiscal 2007, $82 million ($50 million after-tax or $0.32 per diluted share) in fiscal 2006, and $39 million ($25 million after-tax or $0.16 per diluted share—reported, $25 million after-tax or $0.15 per diluted share—pro forma) in fiscal 2005. Additionally, fiscal 2006 and 2005 were impacted by restructuring charges. These pre-tax charges were $28 million ($14 million after-tax or $0.09 per diluted share) in fiscal 2006, and $111 million ($54 million after-tax or $0.35 per diluted share—reported, $53 million after-tax or $0.33 per diluted share—pro forma) in fiscal 2005. The charges for both fiscal 2006 and fiscal 2005 were recorded in connection with the Merger and integration of Sears’ and Kmart’s headquarters support functions, as well as in connection with productivity initiatives at Sears Canada. Further details pertaining to these restructuring charges are set forth in Note 6 of Notes to Consolidated Financial Statements.

Fiscal 2005 net income included an after-tax charge of $90 million ($0.59 per diluted share—reported, $0.55 per diluted share—pro forma) for the cumulative effect of a change in accounting for certain indirect overhead costs included in inventory. Further details pertaining to this cumulative effect charge are set forth in Note 3 of Notes to Consolidated Financial Statements.

Total Revenues and Comparable Store Sales

Fiscal 2007 domestic comparable store sales were down 4.3% in the aggregate, with Sears Domestic declining 4.0% and Kmart declining 4.7%. In the current year declines were experienced across most major merchandise categories reflecting increased competition, the impact of a deteriorating housing market, the increased costs of consumer staples and a decrease in consumers’ disposable income. In fiscal 2007, notably larger declines within the home appliance and apparel categories were partially offset by increased sales of consumer electronics. We believe that the decrease in sales in the home appliance category is directly related to a 25% decrease in new residential housing starts during 2007, as noted by U.S. government census data. We also believe that the sales decreases reflect the impact of a larger than normal increase in the inflation rate during 2007 (4.1% as measured by the consumer price index), which negatively impacts consumers’ disposable income. The increase in sales of consumer electronics reflects increased consumer demand and our ability to improve market share in this category in which the prices of products have increasingly become more commodity based.

For the fourth quarter of fiscal 2007, which includes the holiday selling season, domestic comparable store sales declined 4.5% in the aggregate, with Sears Domestic and Kmart recording comparable store sales declines of 4.0% and 5.2%, respectively. Fourth quarter comparable sales results largely reflect the same factors as noted above. Declines for both the quarter and fiscal year include a more pronounced decline in comparable store sales in the month of January 2008.

Total revenues for fiscal 2007 were $50.7 billion, as compared to revenues of $53.0 billion for fiscal 2006. The decrease in fiscal 2007 revenues as compared to fiscal 2006 was primarily due to the above-noted impact of lower domestic comparable store sales, and to a lesser degree, the inclusion of an additional week of sales in fiscal 2006 (comprised of 53 weeks) as compared to fiscal 2007 (comprised of 52 weeks). We recorded a total of $711 million in revenues during the 53rd week of fiscal 2006. Theses declines were partially offset by sales increases at Sears Canada, primarily reflecting the impact of favorable exchange rates, as the Canadian dollar strengthened in fiscal 2007.

As we noted previously, we took specific actions in 2007 to make our products, brands and service offerings more responsive to the needs of our customers and thereby improve the trend in domestic sales results in the future. The benefits derived from our efforts may be mitigated by continued weakness in the general economy, in addition to the impact of continued market share pressure as competitors engage in heavy promotional activity. We expect these competitive trends to continue in the foreseeable future, which may negatively affect both our sales performance and results of operations.

Gross Margin Rate

Gross margin as a percentage of merchandise sales and services revenue (“gross margin rate”) was 27.7% in fiscal 2007, as compared to 28.7% in fiscal 2006. The 100 basis point decline consisted of declines at both Kmart and Sears Domestic, offset by an increase at Sears Canada.

Our gross margin rate decreased across most domestic merchandise categories during fiscal 2007 primarily due to increased markdown activity, partially offset by increases in initial markons as a result of improved direct sourcing, contract negotiations and pricing efforts. Increased markdowns were taken throughout the year to clear higher levels of inventory, most notably within categories which are more seasonal in nature such as apparel and lawn and garden. Increased markdowns in seasonal apparel categories also resulted from the unfavorable impact of unseasonably warm weather prevalent during much of the fall in fiscal 2007. As noted previously, we experienced increased sales of consumer electronics during the year; however, these products have lower average margins which negatively impacted the overall margin rate of Holdings for fiscal 2007. Additionally, our buying and occupancy costs are relatively fixed in nature, and therefore did not decrease as sales decreased during 2007. As a result, buying and occupancy costs were not absorbed by sales at the same rate as in 2006 and contributed 40 basis points to the total decline in margin of 100 basis points during the year.

Selling and Administrative Expense Rate

Selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) were 22.6% in fiscal 2007, as compared to 21.8% for fiscal 2006. While total selling and administrative expenses declined $106 million in fiscal 2007, mainly as the result of reduced payroll and benefits expense, including lower performance-based compensation, the current year selling and administrative rate increased, primarily reflecting lower expense leverage resulting from lower overall sales levels.

Interest and Investment Income

We recorded interest and investment income of $135 million in fiscal 2007, as compared with $253 million in fiscal 2006. The decreased interest and investment income in fiscal 2007 was primarily due to total return swap losses of $14 million recognized in the current year as compared to total return swap income of $74 million recognized in fiscal 2006. Additionally, we earned less interest income during 2007 due to decreases in cash balances throughout the year. These declines were partially offset by a $20 million dividend received from our investment in Sears Mexico.

Improved Operating Cash Flow

Although fiscal 2007 presented significant challenges, we generated approximately $1.5 billion in cash from operations during the year, which represents a $119 million increase over fiscal 2006. The improvement in our cash flow resulted mainly from our management of inventory during the year, as compared to 2006, even though net income decreased in fiscal 2007.

Reduction in Debt Assumed as Part of the Merger

Total outstanding debt and capital leases were reduced during the year by $601 million, which represents a decrease of about 17% in our debt levels from the end of fiscal 2006. This debt was primarily Sears’ debt included in Holdings’ consolidated balance sheet subsequent to the Merger.

Share Repurchases

We repurchased approximately 21.7 million of our common shares in fiscal 2007 at a total cost of approximately $2.9 billion under our common share repurchase program described under the “Financing Activities and Cash Flows” section below.

Holdings’ Consolidated Results

Fiscal 2007 Compared to Fiscal 2006

Fiscal 2007 revenues were $50.7 billion as compared to $53.0 billion in fiscal 2006. As discussed above, the decrease in fiscal 2007 revenues, as compared to reported revenues for fiscal 2006, was primarily due to the above-noted impact of lower domestic comparable store sales, and to a lesser degree, the inclusion of an additional week of sales in fiscal 2006 (comprised of 53 weeks) as compared to fiscal 2007 (comprised of 52 weeks). We recorded a total of $711 million in revenues during the 53rd week of fiscal 2006. Theses declines were partially offset by sales increases at Sears Canada, primarily reflecting the impact of favorable exchange rates, as the Canadian dollar strengthened in fiscal 2007.

The gross margin rate was 27.7% in fiscal 2007, as compared to 28.7% in fiscal 2006. Gross margin rate declines at Kmart and Sears Domestic were partially offset by an increase in the rate at Sears Canada. As discussed previously, the decrease in margin rate relates to markdowns taken to clear excess levels of inventory, as well as reduced leverage of buying and occupancy costs, given lower overall sales levels in fiscal 2007.

The selling and administrative expense rate was 22.6% in fiscal 2007, as compared to 21.8% for fiscal 2006. As noted above, total selling and administrative expenses declined $106 million in fiscal 2007, mainly as the result of reduced payroll and benefits expense including lower performance-based compensation. However, the current year selling and administrative rate increased, primarily reflecting lower expense leverage resulting from lower overall sales levels.

Depreciation and amortization was $1.0 billion for fiscal 2007, as compared to $1.1 billion for fiscal 2006. The decreased expense for fiscal 2007 is primarily attributable to additional property and equipment becoming fully depreciated during the year, thereby decreasing our depreciable asset base.

Gains on sales of assets were $38 million in fiscal 2007, as compared to $82 million for fiscal 2006. The fiscal 2006 gain was primarily attributable to a $41 million pre-tax gain recognized in connection with the 2005 sale of our former Kmart headquarters in Troy, Michigan.

Restructuring charges were $28 million for fiscal 2006. These charges included $19 million for employee-related termination costs associated with Sears Canada’s restructuring initiatives implemented during fiscal 2005, including a workforce reduction of approximately 1,200 associates, as well as $9 million at Kmart for relocation assistance and employee termination-related costs associated with Holdings’ home office integration efforts. We did not incur any restructuring costs during fiscal 2007. See Note 6 of Notes to Consolidated Financial Statements for further detail.

Interest and investment income was $135 million in fiscal 2007, as compared with $253 million in fiscal 2006. As discussed above, the decreased interest and investment income in fiscal 2007 was primarily due to performance of investments in total return swaps and less interest earned on our cash balances, partially offset by a dividend received from our investment in Sears Mexico.

We incurred $286 million in interest expense during fiscal 2007, as compared to $335 million last year. The reduction in interest expense is attributable to lower average outstanding borrowings during fiscal 2007.

Other income is primarily comprised of bankruptcy-related recoveries in the amount of $18 million and $14 million for fiscal 2007 and 2006, respectively. Bankruptcy-related recoveries increased $4 million in fiscal 2007 and represent amounts recovered from vendors who had received cash payment for pre-petition obligations. See Note 13 of Notes to Consolidated Financial Statements for further detail. Other income in fiscal 2006 also included income recorded relative to foreign currency forward contracts for which hedge accounting was not applied. See Note 8 of Notes to Consolidated Financial Statements for further details.

The effective tax rate was relatively flat at 37.9% in fiscal 2007 versus 37.8% in fiscal 2006. The decrease in income tax expense for fiscal 2007 is primarily related to a decrease in pre-tax income during the year.

Fiscal 2006 Compared to Fiscal 2005

As discussed above, the reported consolidated statement of income for fiscal 2005 includes Sears’ results of operations only for the period subsequent to the Merger, or from March 25, 2005 forward. We believe that presenting fiscal 2005 results on a pro forma basis, which includes Sears’ results for the entire fiscal 2005 year, is important to an understanding and assessment of our results, trends and on-going performance. Accordingly, we have provided an analysis of operating results for fiscal 2006 as compared to fiscal 2005 results presented on both a reported and a pro forma basis.

Fiscal 2006 revenues were $53.0 billion as compared to $49.5 billion (reported) and $54.3 billion (pro forma) in fiscal 2005. The increase in fiscal 2006 revenues, as compared to reported revenues for fiscal 2005, was primarily due to the inclusion of Sears for the entire year in fiscal 2006 and, to a lesser degree, the inclusion of an additional week of sales in fiscal 2006. Fiscal 2006 revenues declined $1.3 billion, or 2.3%, to $53.0 billion, as compared to fiscal 2005 pro forma revenues of $54.3 billion, as a decline in comparable store sales of 3.7% in the aggregate and the impact of Kmart store closures were partially offset by the above-noted additional week of sales recorded in fiscal 2006, and to a lesser degree, sales increases in Sears Domestic’s home services business.

The gross margin rate was 28.7% in fiscal 2006, as compared to 27.4% (reported and pro forma) in fiscal 2005. Gross margin rates improved across all business segments: Kmart, Sears Domestic and Sears Canada, with the increase primarily reflecting improvements realized in our apparel businesses during the year. The increase in margins from our apparel business during 2006, and within women’s apparel at Sears Domestic in particular, reflected the impact of having better product assortments in place relative to 2005. The improvement in assortments lowered apparel markdowns during fiscal 2006 relative to levels in fiscal 2005. Additional markdowns were taken in the latter half of 2005 to clear excess fashion apparel given poor customer response to Sears Domestic full-line store apparel offerings that year.

Additionally, apparel gross margins at both Kmart and Sears Domestic benefited from fiscal 2006 efforts to procure products at a lower cost to us including increased utilization of direct-sourced merchandise, particularly at Sears Domestic, which had historically not utilized direct sourcing to the extent of its use at Kmart. Also, Sears

Domestic’s home services and Lands’ End businesses contributed to the overall improved gross margins for Holdings during fiscal 2006. As was the case within other apparel businesses during fiscal 2006, the improvement in Lands’ End’s gross margin reflected more extensive and effective use of direct-sourced merchandise, as well as the favorable impact of pricing initiatives and stronger in-season sales results.

The selling and administrative expense rate was 21.8% in fiscal 2006, as compared to 22.0% (reported) and 22.4% (pro forma) for fiscal 2005. The fiscal 2006 improvement primarily reflects improved expense management, with the most notable improvements made at Sears Canada due in part to the sale of Sears Canada’s Credit and Financial Products business in late fiscal 2005.

Depreciation and amortization was $1.1 billion for fiscal 2006, as compared to $0.9 billion (reported) and $1.1 billion (pro forma) for fiscal 2005. The increased expense for fiscal 2006, as compared to the reported expense for fiscal 2005, was primarily attributable to the inclusion of Sears for the entire year in fiscal 2006.

Gains on sales of assets were $82 million in fiscal 2006, as compared to $39 million (reported) and $40 million (pro forma) for fiscal 2005. The increase in fiscal 2006 was primarily attributable to a $41 million pre-tax gain recognized in 2006 in connection with the 2005 sale of our former Kmart headquarters in Troy, Michigan.

Fiscal 2005 included a $317 million gain on sale of business, which reflected a minority interest gain on the sale of Sears Canada’s Credit and Financial Services operations in November 2005. This gain had no impact on Holdings’ net income as our entire impact was offset by increased minority interest expense. See Note 5 of Notes to Consolidated Financial Statements for further detail.

Restructuring charges were $28 million and $111 million (reported and pro forma) for fiscal 2006 and fiscal 2005, respectively. These charges included charges of $19 million and $57 million in fiscal 2006 and fiscal 2005, respectively, for employee-related termination costs associated with Sears Canada restructuring initiatives implemented during fiscal 2005, including a workforce reduction of approximately 1,200 associates, as well as $9 million and $54 million in fiscal 2006 and fiscal 2005, respectively, at Kmart for relocation assistance and employee termination-related costs associated with Holdings’ home office integration efforts. See Note 6 of Notes to Consolidated Financial Statements for further detail.

For fiscal 2006, interest and investment income was $253 million, as compared with $130 million (reported) and $159 million (pro forma) in fiscal 2005. The increased interest and investment income in fiscal 2006 was primarily due to total return swap income recognized during the year.

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

The effective tax rate increased to 37.8% in fiscal 2006 from 36.4% in fiscal 2005, with the increase primarily attributable to the fact that the effective rate in fiscal 2005 benefited from the November 2005 sale of Sears Canada’s Credit and Financial Services business being taxed at a capital gains rate, lowering the effective tax rate for fiscal 2005.

Effective January 27, 2005, we determined that it would be preferable to conform one of the accounting practices utilized by Kmart to that of Sears. We changed our method of accounting for certain indirect overhead costs from inventoriable costs to period expenses. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes,” a change in accounting policy to conform the acquirer’s policy to that of the acquired entity is treated as a change in accounting principle. As a result of the accounting change, we recorded a charge of $90 million, net of taxes, in the first quarter of fiscal 2005 for the cumulative effect of this change in accounting principle. The charge represents the amount of indirect costs reflected within inventory at the beginning of fiscal 2005. See Note 3 of Notes to Consolidated Financial Statements for further detail.

Business Segment Results

Holdings has integrated many Kmart and Sears store-support functions to more efficiently serve both formats; however, for purposes of reviewing operating performance and making asset-allocation decisions, senior management has continued to utilize the reporting structures that existed independently for Sears and Kmart prior to the Merger. As a result, the following discussion of our business segments is organized into three segments: Kmart, Sears Domestic and Sears Canada.

Kmart

Kmart results and key statistics were as follows:

millions, except for number of stores	2007	2006	2005
Merchandise sales and services	$17,256	$18,647	$19,094
Cost of sales, buying and occupancy	13,202	14,061	14,462
Gross margin dollars	4,054	4,586	4,632
Gross margin rate	23.5%	24.6%	24.3%
Selling and administrative	3,537	3,623	3,804
Selling and administrative expense as a percentage of total revenues	20.5%	19.4%	19.9%
Depreciation and amortization	116	77	47
Gain on sales of assets	(1)	(71)	(40)
Restructuring charges	—	9	54

Total costs and expenses	16,854	17,699	18,327

Operating income	$402	$948	$767

Number of stores	1,382	1,388	1,416

Fiscal 2007 Compared to Fiscal 2006

Comparable store sales and total sales decreased 4.7% and 7.5%, respectively, during fiscal 2007. The 4.7% decline in Kmart comparable store sales during fiscal 2007 compares to a 0.6% decline in comparable store sales recorded for fiscal 2006. Consistent with the results of Holdings and the Sears Domestic segment, the current year decline in comparable store sales reflects the impact of an increasingly competitive retail environment, a decrease in consumer’s disposable income and the increased costs of consumer staples. Comparable store sales declined across most major categories, most notably within the lawn and garden, apparel, drug store and general merchandise categories. Total sales for the 52 weeks in fiscal 2007 decreased 7.5%, or $1.4 billion, compared to 53 weeks in fiscal 2006, mainly due to the macroeconomic factors discussed previously. The decrease includes a decrease related to the impact of sales recorded during the 53rd week of fiscal year 2006 in the amount of $301 million. Sales of our seasonal apparel were impacted by a change in weather patterns across most of the U.S. during 2007, including a cooler than normal spring and warmer than normal fall. Decreases in the home and hard-lines categories reflect the impact of a declining housing market, as sales of lawn and garden items, as well as home appliances decreased throughout the year.

Kmart generated $4.1 billion in total gross margin in fiscal 2007, as compared to $4.6 billion in fiscal 2006, with the $0.5 billion decline reflecting the negative gross margin impact of lower overall sales, as well as a decline in Kmart’s gross margin rate. For fiscal 2007, Kmart’s gross margin rate was 23.5% as compared to 24.6% for fiscal 2006, a decline of 1.1% as a percentage of total revenues. Reduced leverage of buying and occupancy costs, given lower overall sales levels, accounted for approximately 0.6% of the total 1.1% decline, with the remaining 0.5% decline attributable to gross margin rate declines across a number of merchandise categories, most notably in the apparel and home categories. Increased markdowns had a negative impact on our margins in these categories as we made efforts to clear seasonal apparel, as well as lawn and garden and other home products affected by the slowdown in the housing market.

For fiscal 2007, Kmart’s selling and administrative expense rate was 20.5%, as compared to 19.4% for fiscal 2006. Fiscal 2006 selling and administrative expenses included a $19 million gain, representing Kmart’s portion of the settlement in the Visa/MasterCard antitrust litigation. Excluding this gain, Kmart’s selling and administrative expense rate was 19.5% for fiscal 2006. While total selling and administrative expenses declined $86 million in fiscal 2007, mainly as the result of reduced payroll and benefits expense including lower performance-based compensation, the current year selling and administrative rate increased, reflecting lower expense leverage against sales for this fiscal year.

Kmart recorded $1 million and $71 million in gains on sales of assets during fiscal 2007 and fiscal 2006, respectively. Gains recorded on sales of assets in fiscal 2006 included a $41 million pre-tax gain recognized in connection with our 2005 sale of Kmart’s former corporate headquarters in Troy, Michigan.

Kmart recorded restructuring charges of $9 million during fiscal 2006. The charges were for relocation assistance and employee termination-related costs incurred in connection with Holdings’ home office integration efforts initiated in fiscal 2005. No such charges were recorded in fiscal 2007.

Operating income was $402 million in fiscal year 2007, as compared to operating income of $948 million in fiscal 2006, a decline of $546 million. As discussed above, declines primarily reflect the negative gross margin impact of lower sales levels, as well as a decline in Kmart’s gross margin rate in 2007. In addition to the above-noted decline in gross margin, the decline reflects, to a lesser degree, the impact of higher depreciation and amortization expense, and lower gains on sales of assets in fiscal 2007, partially offset by the favorable impact of lower selling and administrative expenses and a decrease in restructuring costs.

Fiscal 2006 Compared to Fiscal 2005

Comparable store sales and total sales decreased 0.6% and 2.3%, respectively, during fiscal 2006. The 0.6% decline in Kmart comparable store sales during fiscal 2006 compares to a 1.2% decline in comparable store sales recorded for fiscal 2005. The fiscal 2006 decline in comparable store sales reflected the continued impact of increased competition and lower transaction volumes recorded across most businesses. Comparable store apparel sales increased for a second straight year during fiscal 2006, but as was the case in fiscal 2005, this improvement was more than offset by comparable store sales declines across most other Kmart merchandise categories. Total sales in fiscal 2006 benefited from $301 million in sales recorded during the 53rd week of the 53-week fiscal year, partially offset by the fact that $153 million of sales were recorded during the first quarter of fiscal 2005 as a result of three additional days being included in fiscal 2005 due to our change from a Wednesday to a Saturday month end that year. However, the net favorable impact on fiscal 2006 sales derived from these items (approximately 0.8%) was more than offset by the negative impact of a reduction in the total number of Kmart stores in operation during fiscal 2006, as compared to fiscal 2005. Store closures and conversions accounted for an approximate 2.4% decline in total Kmart sales for fiscal 2006, as fiscal 2005 total sales benefited from sales generated at stores subsequently closed in fiscal 2006, as well as partial-year sales recorded in stores closed during fiscal 2005. A net total of 28 Kmart stores were closed during fiscal 2006, including 16 Kmart stores converted to a Sears Essentials/Grand format. The remaining balance of the decline in total sales for fiscal 2006, as compared to fiscal 2005, was due to the above-noted decline in comparable store sales.

The gross margin rate was 24.6% in fiscal 2006, as compared to 24.3% for fiscal 2005. The improvement reflected better margin management across a number of businesses, most notably within apparel, where an increased use of direct-sourced merchandise obtained at a lower cost to us, as well as enhanced profitability of promotional activity improved gross margin.

The selling and administrative expense rate was 19.4% for fiscal 2006, as compared to 19.9% for fiscal 2005. Fiscal 2006 selling and administrative expenses included a $19 million gain, representing Kmart’s portion of the settlement in the Visa/MasterCard antitrust litigation. This gain accounted for approximately 10 basis points of the improvement in the selling and administrative expense rate. The remaining 40 basis point improvement reflected lower costs across a number of expense categories, most notably store payroll and benefit costs, which were reduced in fiscal 2006 as a result of store payroll efficiency initiatives.

Kmart recorded $71 million and $40 million in gains on sales of assets during fiscal 2006 and fiscal 2005, respectively, with the increase for fiscal 2006 primarily attributable to a $41 million pre-tax gain recognized in fiscal 2006 in connection with our 2005 sale of Kmart’s former corporate headquarters in Troy, Michigan.

Kmart recorded restructuring charges of $9 million and $54 million during fiscal 2006 and fiscal 2005, respectively. The charges were for relocation assistance and employee termination-related costs incurred in connection with Holdings’ home office integration efforts initiated in fiscal 2005.

Operating income for fiscal 2006 increased compared to fiscal 2005, primarily as a function of improved expense management, as well as lower restructuring charges, as noted above. The favorable impact on operating income derived from these factors, as well as the $19 million gain recorded on the settlement of the Visa/MasterCard antitrust litigation and the increased gains on asset sales, was partially offset by a decline in total gross margin dollars, as a result of lower overall sales levels, and, to a lesser degree, increased depreciation and amortization expense.

Sears Domestic

As noted above, the consolidated statement of income for Holdings includes Sears Domestic’s results only for the period subsequent to March 24, 2005 for fiscal 2005. We believe that an understanding of our reported results and our ongoing financial performance is not complete without presenting Sears Domestic’s results of operations on a pro forma basis for fiscal 2005. Accordingly, in addition to providing the reported results for fiscal 2007, 2006 and 2005, the presentation below also provides the results of operations on a pro forma basis for fiscal 2005.

Sears Domestic results and key statistics were as follows:

	Reported			Pro Forma
millions, except for number of stores	2007	2006	2005	2005
Merchandise sales and services	$27,845	$29,179	$25,868	$30,038
Cost of sales, buying and occupancy	19,589	20,120	18,221	21,239
Gross margin dollars	8,256	9,059	7,647	8,799
Gross margin rate	29.6%	31.0%	29.6%	29.3%
Selling and administrative	6,698	6,820	5,968	7,039
Selling and administrative expense as a percentage of total revenues	24.1%	23.4%	23.1%	23.4%
Depreciation and amortization	802	927	769	911
(Gain) loss on sales of assets	(28)	(11)	1	—

Total costs and expenses	27,061	27,856	24,959	29,189

Operating income	$784	$1,323	$909	$849

Number of:
Full-line Stores(1)	935	935	924
Specialty Stores	1,150	1,095	1,128

Total Domestic Sears Stores	2,085	2,030	2,052

(1)

Fiscal 2007 includes 860 full-line stores and 75 Sears Essentials/Grand stores; Fiscal 2006 includes 861 full-line stores and 74 Sears Essentials/Grand stores; Fiscal 2005 includes 866 full-line stores and 58 Sears Essentials/Grand stores

Fiscal 2007 Compared to Fiscal 2006

Merchandise sales and services revenues declined $1.4 billion, or 4.6%, to $27.8 billion for fiscal 2007, as compared to total revenues of $29.2 billion for fiscal 2006. Total fiscal 2006 revenues benefited from $410 million in sales recorded during the 53rd week of the 53-week fiscal year. Excluding the impact of the 53rd week on sales in fiscal 2006, total revenues declined $1.0 billion in fiscal 2007. The decline was due primarily to an aggregate 4.0% decrease in comparable store sales. The 4.0% decline in comparable store sales during fiscal 2007 was recorded across most categories and formats, with more pronounced declines in the home appliance, lawn and garden, tools and apparel categories, partially offset by increases within home electronics. We believe the sales increase in home electronics reflects our gain in market share in this category, as well as increased market demand for flat-panel televisions. Sales within the home appliance, lawn and garden and tools categories were weaker throughout fiscal 2007, reflecting the impact of a weakening residential construction and housing market, as well as decreased sales of weather-driven products, such as air conditioners, due to cooler than normal temperatures in the first half of the year. With regard to apparel, we believe the decline in sales in 2007 reflects both the impact of cooler temperatures in the spring and unseasonably warm weather during the fall on sales of our seasonal apparel. We believe apparel was also affected by the decline in general economic conditions, which affected sales of basic wear, including jeans, t-shirts and other everyday items.

For fiscal 2007, Sears Domestic generated $8.3 billion in total gross margin, as compared to $9.1 billion in fiscal 2006, with the $0.8 billion decline primarily reflecting the negative margin impact of lower overall sales levels, as well as a decline in Sears Domestic’s gross margin rate for the year. Sears Domestic’s gross margin rate was 29.6% in fiscal 2007, as compared to 31.0% in fiscal 2006, a decline of 1.4% as a percentage of total revenues. Reduced leverage of buying and occupancy costs, given lower overall sales levels, accounted for approximately 0.3% of the total 1.4% decline, with the remaining 1.1% decline attributable to gross margin rate declines across a number of merchandise categories, most notably in the apparel and home categories. Increased markdowns had a negative impact on our margins in these categories as we made efforts to clear seasonal apparel, as well as appliances and other home improvement products affected by the slowdown in the housing market. The decline was also attributable to a higher proportion of sales of home electronics, which traditionally have a lower margin rate.

The selling and administrative expense rate was 24.1% for fiscal 2007 as compared to 23.4% for fiscal 2006. Though total selling and administrative expenses declined $122 million in fiscal 2007, mainly as the result of reduced payroll and benefits expense including lower performance-based compensation, the current year selling and administrative rate increased. Sears Domestic’s selling and administrative expense for fiscal 2006 included the favorable impact of a $17 million gain recorded in connection with settlement of the Visa/MasterCard antitrust litigation, offset by the recognition of a $74 million liability in the fourth quarter of fiscal 2006 in connection with a pre-Merger legal matter concerning Sears Roebuck’s redemption of certain bonds in 2004. Excluding these items, the selling and administrative expense rate for fiscal 2006 was 23.2%. Consistent with the discussions of Holdings’ expenses above, the increase in the 2007 rate primarily reflects lower expense leverage against sales for this fiscal year.

Depreciation and amortization expense was $802 million and $927 million for fiscal 2007 and fiscal 2006, respectively. The decrease in fiscal 2007 is primarily attributable to additional property and equipment becoming fully depreciated during the year, thereby decreasing our depreciable asset base.

For fiscal 2007, Sears Domestic’s operating income decreased $539 million to $784 million, as compared to $1.3 billion in fiscal 2006. The decrease primarily reflects lower total gross margin dollars generated as a result of lower overall sales levels and a decline in gross margin rate, offset by $125 million less in depreciation and amortization expense.

Fiscal 2006 Compared to Fiscal 2005

The discussion below pertains to pro forma information in the table above for purposes of reviewing results for fiscal 2005 as compared to actual results for 2006. These pro forma results have been prepared assuming the Merger occurred at the beginning of fiscal 2005.

Merchandise sales and services revenues declined $0.8 billion, or 2.9%, to $29.2 billion for fiscal 2006, as compared to total revenues of $30.0 billion for fiscal 2005. The decline was due primarily to a 6.1% decrease in comparable store sales, partially offset by an increase in the total number of full-line stores in operation, as a number of Kmart locations were converted to the Sears Essentials/Grand format during 2006 and 2005, increased sales within home services, and the fact that fiscal 2006 revenues benefited from $410 million in sales recorded during the 53rd week of the 53-week fiscal year. The 6.1% decline in comparable store sales during fiscal 2006 was recorded across most categories and formats, with more pronounced declines in both the lawn and garden and home fashions categories, partially offset by sales increases within women’s apparel. The sales increase in women’s apparel reflected what we believe were improved assortments in this business relative to 2005. Sales within the lawn and garden category were weaker throughout fiscal 2006, reflecting overall poor weather conditions prevalent during the majority of the summer selling season, the unfavorable impact of certain economic conditions, such as higher energy costs, on consumer demand for higher-ticket discretionary purchases, and the absence of catastrophic weather events in the United States in the fall of 2006, which drove sales of generators, chainsaws and other related power equipment during the fall of 2005. In regards to home fashions, we believe sales declines in fiscal 2006 reflect the impact of a poorly executed launch of new product lines within this category during the second quarter of fiscal 2006. Also of note, the rate of comparable store sales declines within home appliances at Sears Domestic accelerated somewhat during the fourth quarter of fiscal 2006, reflecting what we believe was the impact of both a slow housing market and increased competition.

Gross margin rates improved at Sears Domestic, reaching 31.0% for fiscal 2006, as compared to 29.3% for fiscal 2005. The 170 basis point improvement in gross margin rate realized during fiscal 2006 was due primarily to improved apparel margins as described above in the discussion of consolidated results. Also, the home services and Lands’ End businesses contributed to the overall improved gross margins during fiscal 2006. As was the case within other apparel businesses during fiscal 2006, the improvement in Lands’ End’s gross margin reflected more extensive and effective use of direct-sourced merchandise, as well as the favorable impact of pricing initiatives and stronger in-season sales results.

The selling and administrative expense rate was 23.4% for fiscal 2006 as compared to 23.4% for fiscal 2005. The expense rate for fiscal 2006 was largely unchanged from 2005, as expense reductions across a number of categories were offset by lower expense leverage given lower sales levels. The expense reduction in fiscal 2006 included, most notably, reductions in both marketing and payroll and benefits, which accounted for approximately 40 basis points and 10 basis points of improvement in the overall rate, respectively; however, the benefit derived from these and other reductions was offset by lower expense leverage. Sears Domestic’s selling and administrative expense for fiscal 2006 included the favorable impact of a $17 million gain recorded in connection with settlement of Visa/MasterCard antitrust litigation in fiscal 2006, and also benefited from the fact that fiscal 2005 expenses included $37 million of Merger-related costs; however, the favorable impact derived from these items was more than offset by the recognition of a $74 million liability in the fourth quarter of fiscal 2006 in connection with a pre-Merger legal matter concerning Sears Roebuck’s redemption of certain bonds in 2004 as discussed above.

Depreciation and amortization expense was $927 million and $911 million for fiscal 2006 and fiscal 2005, respectively.

Operating income for fiscal 2006 increased compared to fiscal 2005, primarily as a function of increased gross margin dollars, as well as lower selling and administrative costs.

Sears Canada

Sears Canada, a consolidated, 70%-owned subsidiary of Sears, conducts retail and credit operations. In November 2005, Sears Canada completed the sale of its Credit and Financial Services operations.

As noted above, the consolidated statement of income for Holdings includes Sears Canada’s results only for the period subsequent to March 24, 2005 for fiscal 2005. We believe that an understanding of our reported results and our ongoing financial performance is not complete without presenting Sears Canada’s results of operations on a pro forma basis for fiscal 2005. Accordingly, in addition to providing the reported results for fiscal 2007, 2006 and fiscal 2005, the presentation below also provides the results of operations on a pro forma basis for fiscal 2005.

During the fourth quarter of 2007, Sears Canada changed its fiscal year end from the Saturday nearest December 31st to the Saturday nearest January 31st. This change has been retrospectively applied to prior year amounts reported in fiscal 2006 and 2005 as required by Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—A Replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3.” See Note 3 of Notes to Consolidated Financial Statements for further explanation of this change.

Sears Canada results and key statistics were as follows:

millions, except for number of stores	Reported			Pro Forma
	2007	2006	2005	2005
Merchandise sales and services	$5,602	$5,190	$4,280	$4,830
Credit and financial products revenues	—	—	213	299

Total revenues	5,602	5,190	4,493	5,129

Cost of sales, buying and occupancy	3,847	3,643	3,060	3,476
Gross margin dollars	1,755	1,547	1,220	1,354
Gross margin rate	31.3%	29.8%	28.5%	28.0%
Selling and administrative	1,233	1,131	1,120	1,306
Selling and administrative expense as a percentage of total revenues	22.0%	21.8%	24.9%	25.5%
Depreciation and amortization	131	139	126	150
Gain on sales of assets	(9)	—	—	—
Gain on sale of business	—	—	(317)	(317)
Restructuring charges	—	19	57	57

Total costs and expenses	5,202	4,932	4,046	4,672

Operating income	$400	$258	$447	$457

Number of:
Full-line Stores	121	123	123
Specialty Stores	259	250	252

Total Sears Canada Stores	380	373	375

Fiscal 2007 Compared to Fiscal 2006

Total revenues increased 7.9% to $5.6 billion in fiscal 2007, as compared to revenues of $5.2 billion in fiscal 2006. The increase in revenues was mainly due to the impact of favorable exchange rates, as the Canadian dollar strengthened during fiscal 2007 relative to fiscal 2006.

The gross margin rate for fiscal 2007 as compared to fiscal 2006 increased 1.5% to 31.3% in 2007. The increase was primarily due to improved inventory management during the year, as well as the favorable impact of a stronger Canadian dollar on the cost of imported merchandise.

The selling and administrative expense rate increased slightly for fiscal 2007 as compared to fiscal 2006. The increase was primarily due to small increases in advertising expense in connection with a program to discourage cross-border shopping, which increased during the year due to a strengthening Canadian dollar.

Operating income was $400 million in fiscal 2007 as compared to $258 million in fiscal 2006. As discussed, the increase was the result of increased sales (mainly due to the impact of favorable exchange rates) in addition to increases in gross margin during the year, while controlling costs to ensure profitable growth. The increase in 2007 is also partially due to the absence of restructuring charges during the year, as compared to $19 million of such expenses incurred during 2006.

Fiscal 2006 Compared to Fiscal 2005

The discussion below pertains to pro forma information in the table above, which compares Sears Canada’s results for fiscal 2006 with Sears Canada’s results for fiscal 2005. These pro forma results have been prepared assuming the Merger occurred at the beginning of fiscal 2005.

Total revenues increased 1.2% to $5.2 billion in fiscal 2006, as compared to revenues of $5.1 billion in fiscal 2005. The increase was due primarily to the impact of favorable exchange rates, as the Canadian dollar strengthened during fiscal 2006 relative to fiscal 2005. Excluding the impact of exchange rates, total revenues declined 5% versus fiscal 2005, primarily reflecting the impact of the sale of Sears Canada’s Credit and Financial Services operations in November 2005. The revenue stream from Sears Canada’s Credit and Financial Services operations was replaced in part by performance payments received pursuant to the strategic alliance with JPMorgan Chase. The performance payments are classified within merchandise sales and services and, along with the impact of favorable exchange rates, largely account for the increase in merchandise sales and services revenues as compared to fiscal 2005. Sears Canada comparable store sales declined 1.1% during fiscal 2006, as increased sales in major appliances and footwear were more than offset by declines across most other merchandise categories.

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

Operating income was $258 million in fiscal 2006 as compared to $457 million in fiscal 2005. Fiscal 2005 operating income included a gain on sale of business totaling $317 million recorded to reflect the above-noted minority interest gain on the sale of Sears Canada’s Credit and Financial Services business in November 2005. Excluding this gain, operating income increased $118 million in fiscal 2006, as the impact of a decline in revenues resulting from the sale of Sears Canada’s Credit and Financial Services operations was more than offset by increased gross margin dollars and lower expenses, including $38 million less in restructuring expenses.

Pro Forma Reconciliation

The following tables provide a reconciliation from the as reported results to the pro forma results presented above for Sears Holdings for the year ended January 28, 2006, as well as for Sears Domestic and Sears Canada for the year ended January 28, 2006.

Sears Holdings

	Year Ended January 28, 2006
millions, except per share data	As Reported(6)	Pre-merger Activity(1)	Purchase Acctng		Pro Forma
REVENUES
Merchandise sales and services	$48,911	$5,051	$—		$53,962
Credit and financial products revenues	213	86	—		299

Total revenues	49,124	5,137	—		54,261

COSTS AND EXPENSES
Cost of sales, buying and occupancy	35,505	3,672	—		39,177
Gross margin dollars	13,406	1,379	—		14,785
Gross margin rate	27.4%	27.3%	—%		27.4%
Selling and administrative	10,808	1,330	11	(2)	12,149
Selling and administrative expense as a percentage of total revenues	22.0%	25.9%	—%		22.4%
Depreciation and amortization	932	147	29	(3)	1,108
Gain on sales of assets	(39)	(1)	—		(40)
Gain on sale of business	(317)	—	—		(317)
Restructuring charges	111	—	—		111

Total costs and expenses	47,000	5,148	40		52,188

Operating income (loss)	2,124	(11)	(40)		2,073

Interest and investment income	(127)	(32)	—		(159)
Interest expense (income)	323	57	(2	)(4)	378
Other income	(37)	—	—		(37)

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	1,965	(36)	(38)		1,891
Income taxes expense (benefit)	716	4	(15	)(5)	705
Minority interest	301	6	—		307

Income (loss) before cumulative effect of change in accounting principle	948	(46)	(23)		879

Cumulative effect of change in accounting principle, net of tax	(90)	—	—		(90)

NET INCOME (LOSS)	$858	$(46)	$(23)		$789

EARNINGS PER COMMON SHARE
Diluted earnings per share before cumulative effect of change in accounting principle	$6.17				$5.40
Diluted earnings per share	$5.59				$4.85

(1)	Represents the 2005 results of operations for the period January 30, 2005 through March 24, 2005 for Sears Domestic and the period January 2, 2005 through March 24, 2005 for Sears Canada.
(2)	Represents an increase to selling and administrative expense resulting from the adjustment to Sears’ pension and postretirement plans based on the adjustment of such liabilities to fair value.
(3)

Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears’ property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.

(4)	Represents a decrease to interest expense resulting from the adjustment to Sears debt based on the adjustments of such liabilities to fair value.
(5)	Represents the aggregate pro forma effective income tax effect of notes (2) through (4) above.

(6)

Represents the 2005 results of operations for the period January 2, 2005 through January 28, 2006 for Kmart, the period March 25, 2005 through January 28, 2006 for Sears Domestic and the period from March 25, 2005 through December 31, 2005 for Sears Canada. Results of Sears Canada for the period March 25, 2005 through December 31, 2005 have not been updated to reflect the impact of its change in year end, which occurred during the fourth quarter of fiscal 2007.

Sears Domestic

	Year Ended January 28, 2006
millions	As Reported	Pre-merger Activity(1)	Purchase Acctng	Pro Forma
Merchandise sales and services	$25,868	$4,170	$—	$30,038
Cost of sales, buying and occupancy	18,221	3,018	—	21,239
Gross margin dollars	7,647	1,152	—	8,799
Gross margin rate	29.6%	27.6%	—%	29.3%
Selling and administrative	5,968	1,060	11 (2)	7,039
Selling and administrative expense as a percentage of total revenues	23.1%	25.4%	—%	23.4%
Depreciation and amortization	769	116	26 (3)	911
Loss (gain) on sales of assets	1	(1)	—	—

Total costs and expenses	24,959	4,193	37	29,189

Operating income (loss)	$909	$(23)	$(37)	$849

Sears Canada

	Year Ended January 28, 2006
millions	As Reported(5)	Pre-merger Activity(1)	Purchase Acctng	Pro Forma
Merchandise sales and services	$3,949	$881	$—	$4,830
Credit and financial products revenues(4)	213	86	—	299

Total revenues	4,162	967	—	5,129
Cost of sales, buying and occupancy	2,822	654	—	3,476
Gross margin dollars	1,127	227	—	1,354
Gross margin rate	28.5%	25.8%	—%	28.0%
Selling and administrative	1,036	270	—	1,306
Selling and administrative expense as a percentage of total revenues	24.9%	27.9%	—%	25.5%
Depreciation and amortization	116	31	3 (3)	150
Gain on sale of business	(317)	—	—	(317)
Restructuring charges	57	—	—	57

Total costs and expenses	3,714	955	3	4,672

Operating income (loss)	$448	$12	$(3)	$457

(1)	Represents the 2005 results of operations for the period January 30, 2005 through March 24, 2005 for Sears Domestic and the period January 2, 2005 through March 24, 2005 for Sears Canada.
(2)	Represents an increase to selling and administrative expense resulting from the adjustment to Sears’ pension and postretirement plans based on the adjustment of such liabilities to fair value.
(3)

Represents an increase in depreciation and amortization expense resulting from the adjustment to Sears’ property and equipment and identifiable intangible assets based on the adjustment of such assets to fair value.

(4)

On November 15, 2005, we completed the sale of substantially all assets and liabilities of Sears Canada’s Credit and Financial Services operations. Accordingly, the credit and financial product revenues of $299 million for the pro forma fiscal year ended 2005 are not expected to re-occur.

(5)

Represents the 2005 results of operations for the period from March 25, 2005 through December 31, 2005 for Sears Canada. Results of Sears Canada for the period March 25, 2005 through December 31, 2005 have not been updated to reflect the impact of its change in year end, which occurred during the fourth quarter of fiscal 2007.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash and cash equivalents balances as of the fiscal years ended February 2, 2008 and February 3, 2007 are detailed in the following table.

millions	February 2, 2008	February 3, 2007
Domestic
Cash and equivalents	$577	$2,484
Cash posted as collateral	29	722
Credit card deposits in transit	137	117

Total domestic cash and cash equivalents	743	3,323
Sears Canada	879	516

Total cash and cash equivalents	$1,622	$3,839

We had cash and cash equivalents of $1.6 billion at February 2, 2008 as compared to $3.8 billion at February 3, 2007. The decline in cash and cash equivalents from February 3, 2007 primarily reflects share repurchases made pursuant to our share repurchase program, as further discussed in the “Financing Activities and Cash Flows” section below. During fiscal 2007, we repurchased 21.7 million common shares at a cost of $2.9 billion. Other significant uses of cash and cash equivalents for fiscal year ended February 2, 2008 included the use of cash and cash equivalents to fund capital expenditures (approximately $580 million) and an approximate $600 million decrease in borrowings, net of repayments, as further detailed in the “Financing Activities and Cash Flows” section.

Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, U.S. federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. Cash amounts held in these short-term investments are readily available to us and included $20 million and $43 million as of fiscal year end 2007 and fiscal year end 2006, respectively, invested in support of our wholly-owned insurance subsidiary. Additionally, as explained below, our Board of Directors has delegated authority to direct investment of surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors.

We have posted cash collateral for certain outstanding letters of credit and self-insurance programs. Such cash collateral is classified within cash and cash equivalents as it is readily available to us and we have the ability to substitute letters of credit at any time for this cash collateral.

Credit card deposits in transit include deposits in-transit from banks for payments related to third-party credit card and debit card transactions.

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $405 million and $353 million for the fiscal year ended 2007 and 2006, respectively.

Investment of Available Capital

Since the Merger, our cash flows have exceeded our working capital, financing and capital investment needs, and management expects that our cash flows will continue to exceed our annual operating cash needs for the foreseeable future. We have and will continue to invest in our businesses to improve the customer experience and provide the opportunity for attractive returns. Further, through February 2, 2008, we have repurchased $4.3 billion of our common shares since the Merger and may continue to repurchase shares subject to market conditions and board authorization. In addition, we may pursue investments in the form of acquisitions, joint ventures and partnerships where we believe attractive returns can be obtained. Further, we may determine under certain market conditions that available capital is best utilized to fund investments that we believe offer us attractive return opportunities, whether or not related to our ongoing business activities.

As previously disclosed, our Board of Directors has delegated authority to direct investment of our surplus cash to our Chairman, Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or Finance Committee of the Board of Directors. We, from time to time, invest our surplus cash in various securities and financial instruments, including total return swaps, which are derivative instruments that synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. At February 3, 2007, the collateral balance held by our counterparties based on our total return swaps’ aggregate notional amount of $375 million was $80 million and was recorded as a current receivable on our consolidated balance sheet. As of February 2, 2008, no collateral was posted in connection with total return swaps as there were no such investments outstanding.

Operating Activities and Cash Flows

As a retailer, Holdings’ primary source of operating cash flows is the sales of goods and services to customers, while the primary use of cash in operations is to fund the purchase of merchandise inventories. Holdings generated approximately $1.5 billion in operating cash flows during fiscal 2007, as compared to $1.4 billion in fiscal 2006. The increase in net operating cash flows generated during fiscal 2007 as compared to fiscal 2006 primarily reflects a cash inflow of $66 million related to merchandise inventories in 2007 versus cash used of $835 million in 2006, offset by an increase in cash used for income and other taxes, as well as decreased net income.

During fiscal 2005, Holdings generated approximately $2.2 billion in operating cash flows. The lower level of net operating cash flows generated during fiscal 2006 as compared to fiscal 2005 primarily reflected the impact of increased merchandise inventories, as well as reduced operating liabilities, partially offset by increased net income in 2006.

Merchandise inventories at February 2, 2008 were $10.0 billion, as compared to $9.9 billion as of February 3, 2007. Domestic inventory levels declined from $9.2 billion at February 3, 2007 to $9.1 billion at February 2, 2008 despite the addition of approximately $160 million of previously consigned pharmacy inventory. The reduction in domestic inventory levels was offset by an increase in inventory levels at Sears Canada, largely due to the impact of foreign currency exchange rates. We continue to review and assess our merchandise inventory levels in an ongoing effort to continuously improve overall returns. Merchandise payables were $3.5 billion at February 2, 2008, as compared to $3.3 billion as of February 3, 2007.

Investing Activities and Cash Flows

Net cash flows used by investing activities totaled $437 million in fiscal 2007, as compared to $660 million used in fiscal 2006 and $632 million provided in fiscal 2005. Investing cash flows in all three years were heavily impacted by a number of significant transactions.

As discussed in the “Results of Operations” and “Investment of Available Capital” sections above, we entered into total return swaps starting in fiscal 2006 and recognized $74 million of investment income. During fiscal 2007, we recognized $14 million in investment losses related to these swaps. There were no total return swaps outstanding as of February 2, 2008. In connection with the settlement of our investments in total return swaps during 2007, collateral posted in the amount of $80 million in 2006 was returned to us in 2007.

We purchased 5.3 million shares of common stock of Restoration Hardware, Inc. (“Restoration”), a specialty retailer of hardware, bathware, furniture, lighting, textiles, accessories and gifts during 2007. Our investment of $30 million represents an ownership interest of 13.67% of Restoration’s total outstanding shares.

In addition, during fiscal 2007 we spent $570 million on capital expenditures compared to $508 million during the prior year. Capital expenditures during fiscal 2007 included multiple real estate acquisitions of space used for Holdings’ retail locations or distribution centers and for continued investments in our information technology.

We anticipate fiscal 2008 capital expenditure levels to be flat to 2007 levels; however, it should be noted that in the normal course of business, we consider opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash and cause our capital expenditure levels to vary from period to period. In addition, we review leases that will expire in the short term in order to determine the appropriate action to take with respect to them. During fiscal 2007, we purchased 28 previously leased operating properties for $109 million.

Fiscal 2006 investing activity cash flows reflect cash paid in connection with the acquisition of additional interest in Sears Canada. We paid a total of $282 million for additional common shares of Sears Canada, raising Holdings’ ownership in Sears Canada to approximately 70% as of February 3, 2007 from approximately 54% as of fiscal year end 2005. This transaction is further described in Note 4 of Notes to Consolidated Financial Statements. Fiscal 2005 reflects the receipt of $2.0 billion in proceeds from the sale of Sears Canada’s Credit and Financial Services business in November 2005, partially offset by cash paid in connection with the Merger, a $1.0 billion net cash outflow.

Financing Activities and Cash Flows

Net cash used in financing activities was $3.4 billion in fiscal 2007 as compared to $1.3 billion used in 2006. The difference primarily reflects an increase in common share repurchases during 2007. The Company repurchased $2.9 billion, $806 million and $585 million of its common stock pursuant to our common share repurchase program in fiscal 2007, 2006 and 2005, respectively. The common share repurchase program was initially announced in 2005 with a total authorization by our Board of Directors of up to $1.0 billion. During fiscal 2006 and fiscal 2007, the Board of Directors authorized the repurchase of up to an additional $1.0 billion and $2.5 billion of common stock, respectively, for a total authorization since inception of the program of $4.5 billion. At February 2, 2008, we had approximately $183 million of remaining authorization under the program. The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

In addition to share repurchases, we made debt payments of $601 million, net of new borrowings, during 2007 as compared to $434 million in fiscal 2006. The difference in cash used to repay debt between 2006 and 2007 primarily reflects the generation of $198 million of debt proceeds, net of approximately $2 million in issuance costs, in connection with our entering into a five year, $200 million Senior Secured Term Loan at our Orchard Supply Hardware Stores Corporation (“OSH”) subsidiary in December 2006. The proceeds of this borrowing were used by OSH to pay Holdings the remaining loan payable issued in connection with OSH’s recapitalization in November 2005. The Senior Secured Term Loan is non-recourse to Holdings.

In August 2007, Sears Canada sold its headquarters office building and adjacent land in Toronto, Ontario for proceeds of $81 million Canadian, net of closing costs. Sears Canada is currently leasing back the property under a leaseback agreement for a period up to 36 months, and incurring its current level of occupancy costs, until it relocates all head office operations to currently underutilized space in the Toronto Eaton Centre, Ontario. The carrying value of the property was approximately $35 million as of February 2, 2008. Given the terms of the leaseback, for accounting purposes, the excess of proceeds received over the carrying value of the associated property has been deferred, and the resulting gain will be recognized at the end of the leaseback period when Sears Canada is no longer utilizing the associated property.

Net cash used in financing activities was $2.0 billion in fiscal 2005, primarily reflecting $816 million of debt repayments, net of new borrowings, a dividend of $794 million paid by Sears Canada to minority shareholders of Sears Canada, subsequent to the sale of Sears Canada’s Credit and Financial Services business in November 2005, and share repurchases as noted above.

In November 2005, the Company received $59 million in cash from the investment by Ares Management LLC (“Ares”) for 19.9% of the voting stock of OSH and receipt of a three-year option to purchase, for $137 million, additional shares of OSH that represented 30.2% of OSH’s outstanding voting stock at the time of the option’s issuance. Prior to the Ares investment, OSH was a wholly-owned subsidiary of the Company.

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

Uses and Sources of Liquidity

Our primary need for liquidity is to fund working capital requirements of our retail businesses, capital expenditures and for general corporate purposes, including common share repurchases, debt repayment and pension plan contributions. We believe that these needs will be adequately funded by our operating cash flows, credit terms from vendors, current balances in cash and cash equivalents and, to the extent necessary, borrowings under our $4.0 billion, five-year credit agreement (the “Credit Agreement”) (described below). At February 2, 2008, $3.0 billion was available under this facility. While we expect to use the Credit Agreement as our primary funding source, we may also access the public debt markets on an opportunistic basis. Additionally, we may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships. Transactions of these types may result in material proceeds or cash outlays.

Our year end fiscal 2007 and 2006 outstanding borrowings were as follows:

millions	February 2, 2008	February 3, 2007
Short-term borrowings:
Unsecured commercial paper	$145	$94
Secured borrowings	17	—
Long-term debt, including current portion:
Notes and debentures outstanding	2,099	2,657
Capitalized lease obligations	749	797

Total borrowings	$3,010	$3,548

In fiscal 2005, the Finance Committee of our Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of our outstanding indebtedness and our subsidiaries in open market or privately negotiated transactions. The source of funds for the purchases is our cash from operations or borrowings under the Credit Agreement. Our wholly-owned finance subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), has repurchased $160 million of its outstanding notes, including $2 million repurchased during each of fiscal 2007 and fiscal 2006, thereby reducing the unused balance of this authorization to $340 million.

On January 31, 2005, Kmart entered into an agreement with Holdings and certain affiliates of ESL Investments, Inc. (“ESL”). Pursuant to this agreement, ESL affiliates converted, in accordance with their terms, all of the outstanding 9% convertible subordinated notes of Kmart and six months of accrued interest into an aggregate of 6.3 million shares of Kmart common stock. In consideration of ESL’s conversion of the notes prior to maturity, ESL received a $3 million payment from Kmart. The cash payment was equivalent to the approximate discounted after-tax cost of the future interest payments that would have otherwise been paid by Kmart to ESL and its affiliates in the absence of the early conversion. In conjunction with the conversion, we recognized the remaining related unamortized debt discount of $17 million as interest expense.

During fiscal 2005, we terminated interest rate swaps with a notional value of approximately $1.0 billion that had converted certain of our fixed-rate debt to floating-rate debt. We received $60 million in cash proceeds from the swap terminations, representing the aggregate fair value of these swaps as of the termination date. As the hedges related to these swaps qualified for hedge accounting, an offsetting adjustment was recorded to the carrying amount of the designated hedged debt, which remains outstanding, and this adjustment will be amortized into interest expense over the remaining term of the debt. We had no interest rate swaps outstanding at February 2, 2008.

Debt Ratings

The ratings of our domestic debt securities as of February 2, 2008 appear in the table below:

	Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings

Unsecured long-term debt	Ba2	BB	BB

Unsecured commercial paper	NP	B-2	B

Credit Agreement

We have a $4.0 billion, five-year credit agreement (the “Credit Agreement”) in place as a funding source for general corporate purposes, which includes a $1.5 billion letter of credit sublimit. The Credit Agreement, which has an expiration date of March 2010, is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of our direct and indirect subsidiaries and is secured by a first lien on our domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory levels, subject to certain limitations. As of February 2, 2008, we had $974 million of letters of credit outstanding under the Credit Agreement with $3.0 billion of availability remaining under the Credit Agreement. During fiscal 2007, maximum direct borrowings outstanding under the Credit Agreement were $675 million, which were repaid before the fiscal year end. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings.

Letter of Credit Agreement

We also have a letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $1.0 billion. The LC Agreement, which is renewable annually upon agreement of the parties, is next up for renewal in July 2008. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change. Under the terms of the LC Agreement, we have the ability to post cash, inventory or other letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits us from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if we elect to post cash collateral, we must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. As of February 2, 2008, there were $741 million of letters of credit outstanding under the LC Agreement, which were collateralized by letters of credit issued under the $4.0 billion Credit Agreement. We did not have any cash posted as collateral under the LC Agreement as of February 2, 2008.

Cash Collateral

We also post cash collateral for certain self-insurance programs which we continue to classify as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. As of February 2, 2008, we had $29 million posted as collateral for self-insurance programs.

Orchard Supply Hardware LLC (“LLC”) Credit Agreement

In fiscal 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of February 2, 2008, there were $17 million in borrowings outstanding under the OSH LLC Facility and $1 million in outstanding letters of credit. The $17 million in borrowings have been classified within short-term borrowings on our consolidated balance sheet as of February 2, 2008, as we intend to repay the entire outstanding amount of this borrowing within the next 12 months.

Wholly-owned Insurance Subsidiary and Inter-company Notes

As noted in Note 1 of Notes to Consolidated Financial Statements, we have numerous types of insurable risks, including workers’ compensation, product and general liability, automobile, warranty, and asbestos and environmental claims. Also, as discussed in Note 1, we sell extended service contracts to our customers. The associated risks are managed through our wholly-owned insurance subsidiary. In accordance with applicable insurance regulations, the insurance subsidiary holds investment grade securities to support the insurance coverage it provides.

We have transferred certain domestic real estate and intellectual property (i.e. trademarks) into separate wholly-owned, bankruptcy remote subsidiaries. These bankruptcy remote subsidiaries lease the real estate property to Sears and license the use of the trademarks to Sears and Kmart. Further, the bankruptcy remote subsidiaries have issued asset-backed notes that are collateralized by the aforementioned real estate rental streams and intellectual property licensing fee streams. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart and, potentially in the future, other affiliates or third parties will be used for the payment of fees, interest and principal on the asset-backed notes issued. Since the inception of these subsidiaries, the debt securities have been entirely held by our wholly-owned consolidated subsidiaries in support of our insurance activities. The net book value of the securitized real estate assets was approximately $1.0 billion and $1.0 billion at February 2, 2008 and February 3, 2007, respectively. The net book value of the securitized intellectual property assets was approximately $1.0 billion and $1.0 billion at February 2, 2008 and February 3, 2007, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

Information concerning our obligations and commitments to make future payments under contracts such as debt and lease agreements, and under contingent commitments, is aggregated in the following tables.

		Payments Due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Other
millions
Operating leases	$6,932	$834	$1,400	$1,044	$3,654	$—
Short-term debt	162	162	—	—	—	—
Capital lease obligations	1,325	143	266	248	668	—
Royalty license fees(1)	191	143	46	2	—	—
Purchase obligations	77	25	26	26	—	—
Pension funding obligations	959	245	375	339	—	—
Long-term debt	3,544	599	970	604	1,371	—
FIN 48 liability and interest(2)	337	—	—	—	—	337

Total contractual obligations	$13,527	$2,151	$3,083	$2,263	$5,693	$337

(1)

We pay royalties under various merchandise license agreements, which are generally based on sales of products covered under these agreements. We currently have license agreements for which we pay royalties, including those to use the Jaclyn Smith, Joe Boxer, and Martha Stewart Everyday trademarks. Royalty license fees represent the minimum Holdings is obligated to pay, regardless of sales, as guaranteed royalties under these license agreements.

(2)

As of February 2, 2008, our FIN 48 liability and FIN 48 gross interest payable were $237 million and $100 million, respectively. We are unable to reasonably estimate the timing of FIN 48 liability and interest payments in individual years beyond 12 months due to the uncertainties in the timing of the effective settlement of tax positions.

Other Commercial Commitments

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$1,722	$119	$—	$1,841
Commercial letters of credit	66	104	—	170
Secondary lease obligations and performance guarantee	—	—	55	55

Application of Critical Accounting Policies

In preparing the financial statements, certain accounting policies require considerable judgment to select the appropriate assumptions to calculate financial estimates. These estimates are complex and subject to an inherent degree of uncertainty. We base our estimates on historical experience, terms of existing contracts, evaluation of trends and other assumptions that we believe to be reasonable under the circumstances. We continually evaluate the information used to make these estimates as our business and the economic environment change. Although the use of estimates is pervasive throughout the financial statements, we consider an accounting estimate to be critical if:

•	it requires assumptions to be made about matters that were highly uncertain at the time the estimate was made, and

•

changes in the estimate that are reasonably likely to occur from period to period or different estimates that could have been selected would have a material effect on our financial condition, cash flows or results of operations.

Management believes the current assumptions and other considerations used to estimate amounts reflected in the financial statements are appropriate. However, if actual experience differs from the assumptions and the considerations used in estimating amounts, the resulting changes could have a material adverse effect on our consolidated results of operations, and in certain situations, could have a material adverse effect on our financial condition.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to the selection of these estimates.

The following is a summary of our most critical policies and estimates. See Note 1 of Notes to Consolidated Financial Statements for a listing of our other significant accounting policies.

Valuation of Inventory

Our inventory is valued at the lower of cost or market determined primarily using the retail inventory method (“RIM”). RIM is an averaging method that is widely used in the retail industry. To determine inventory cost under RIM, inventory at its retail selling value is segregated into groupings of merchandise having similar characteristics, which are then converted to a cost basis by applying specific average cost factors for each grouping of merchandise. Cost factors represent the average cost-to-retail ratio for each merchandise group based upon the fiscal year purchasing activity for each store location. Accordingly, a significant assumption under the retail method is that inventory in each group is similar in terms of its cost-to-retail relationship and has similar turnover rates. Management monitors the content of merchandise in these groupings to prevent distortions that would have a material effect on inventory valuation.

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

Self Insurance Reserves

We use a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, asbestos and environmental, automobile, warranty, product and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include actuarial estimates of both claims filed and carried at their expected ultimate settlement value and claims incurred but not yet reported. Our estimated claim amounts are discounted using a rate with a duration that approximates the duration of our self-insurance reserve portfolio. Our liability reflected on the consolidated balance sheets represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. In estimating this liability, we utilize loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions.

Defined Benefit Retirement Plans

The fundamental components of accounting for defined benefit retirement plans consist of the compensation cost of the benefits earned, the interest cost from deferring payment of those benefits into the future and the results of investing any assets set aside to fund the obligation. Such retirement benefits were earned by associates ratably over their service careers. Therefore, the amounts reported in the income statement for these retirement plans have historically followed the same pattern. Accordingly, changes in the obligations or the value of assets to fund them have been recognized systematically and gradually over the associate’s estimated period of service. The largest drivers of experience losses in recent years have been the discount rate used to determine the present value of the obligation and the actual return on pension assets. We recognize the changes by amortizing experience gains/losses in excess of the 10% corridor into expense over the associate service period and by recognizing the difference between actual and expected asset returns over a five-year period. The Sears domestic pension plans had no unrecognized experience gain or loss as of the date of the Merger.

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

Holdings’ actuarial valuations utilize key assumptions including discount rates and expected returns on plan assets. We are required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, changes in investment strategies, higher or lower withdrawal rates and longer or shorter life spans of participants.

Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the book basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If future utilization of deferred tax assets is uncertain, the Company may record a valuation allowance against certain deferred tax assets.

Prior to the adoption of FIN 48 on February 4, 2007, we recorded tax contingencies based on the accounting guidance set forth in SFAS No. 5, which requires a contingency to be both probable and reasonably estimable for a loss to be recorded. Upon adoption of FIN 48, Holdings began recording unrecognized tax benefits for positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, when a more-likely-than-not threshold is met for a tax position and management believes that the position will be sustained upon examination by the taxing authorities. In accordance with FIN 48, we record the largest amount of the unrecognized tax benefit that is greater than 50% likely of being realized upon settlement. Management evaluates each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Significant management judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of unrecognized tax benefits to be recorded in the Consolidated Financial Statements. Management reevaluates tax positions each period in which new information about recognition or measurement becomes available.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets, if any. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Our actual effective tax rate and income tax expense could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, tax planning and the Company’s forecasted financial condition and results of operations in future periods. Although management believes current estimates are reasonable, actual results could differ from these estimates.

Domestic and foreign tax authorities periodically audit our income tax returns. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions we record reserves in accordance with the provisions of FIN 48. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved. Management’s estimates as of the date of the financial statements reflect our best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change. For further information, see Note 14 of Notes to Consolidated Financial Statements.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which revised SFAS No. 141, “Business Combinations”. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. The provisions of SFAS No. 141(R) are applied prospectively from the date of adoption, except for adjustments to a previously acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period, which are recorded as a component of income tax expense in the period of adjustment, rather than goodwill. We have not yet assessed the impact this statement will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on an annual or more frequently recurring basis. In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. Although we continue to evaluate the impact the adoption of SFAS No. 157 will have on our financial statements, we do not currently believe adoption will have a material impact on our financial condition or operating results.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other postretirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of other comprehensive income (OCI), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. As required by SFAS No. 158, we adopted the recognition and disclosure provisions of the Statement as of February 3, 2007, and accordingly recognized the funded status of our defined benefit pension and other postretirement plans and provided the required additional disclosures. The adoption of these provisions of SFAS No. 158 did not have any material impact on our consolidated results of operations or cash flows. See Note 10 for further information regarding the impact of adopting SFAS 158.

As required under the Statement, we will adopt the measurement-date requirements of SFAS No. 158 effective fiscal 2008. Under the measurement-date requirements, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end. We currently measure our plan assets and obligations as of December 31. We will adopt the change in measurement date by re-measuring plan assets and benefit obligations as of our fiscal year end in fiscal 2008, pursuant to the transition requirements of SFAS No. 158. We are currently evaluating the impact, if any, the adoption of the measurement-date requirements of SFAS No. 158 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Although we continue to evaluate the impact the adoption of SFAS No. 159 will have on our financial statements, we do not currently believe adoption will have a material impact on our financial condition or operating results.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.” SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Before SFAS No. 160 was issued, limited guidance existed for reporting noncontrolling interests and many companies reported such interest as a liability in its balance sheet under the heading “Minority Interest.” SFAS No. 160 requires companies to report noncontrolling interests of consolidated subsidiaries as a component of equity in the consolidated statement of financial position. As a result, upon adoption of this Statement, Holdings will reclassify its noncontrolling interest in Sears Canada and OSH (which represents 30% and 19.9% of the subsidiaries’ ownership, respectively) from its current classification within the long-term liabilities section of Holdings’ consolidated balance sheet to classification within the shareholders’ equity section. See Note 18 for the amount of Holdings’ noncontrolling interest in Sears Canada and OSH (reported as Minority Interest) at February 2, 2008 and February 3, 2007.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 effective February 4, 2007. The impact upon adoption was to decrease our beginning retained earnings by approximately $6 million. See Note 14 for further information regarding the impact of adopting FIN 48.

FIN 48 prescribes that a company shall recognize the benefit associated with a previously unrecognized tax position when management determines the position has been effectively settled. The FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” in May 2007 in order to clarify that assessing whether a tax position has been effectively settled is a matter of judgment. Furthermore, the FASB noted that a tax position could be effectively settled prior to the completion of an examination or audit by a taxing authority. FSP FIN 48-1 provides a set of conditions that must be evaluated when determining whether a tax position has been effectively settled. We contemplated the provisions of FSP FIN 48-1 upon the initial adoption of FIN 48.

Cautionary Statement Regarding Forward-Looking Information

Certain statements made in this Annual Report on Form 10-K and in other public announcements by us contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements preceded or followed by, or that otherwise include, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “forecast,” “is likely to,” “projected” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Such statements include, but are not limited to, statements about the expected performance of various business initiatives and future financial and operating results. Such statements are based upon the current beliefs and expectations of Holdings’ management and are subject to significant risks and uncertainties that may cause actual results and events to differ materially from those set forth in the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from those set forth in the forward-looking statements is included in Part I, Item 1A “Risk Factors.” While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We face market risk exposure in the form of interest rate risk, foreign currency risk and equity price risk. These market risks arise from our derivative financial instruments and debt obligations.

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. As of February 2, 2008, we had interest rate derivatives with a notional amount of $120 million, nominal fair value and a weighted average remaining life of 0.9 years. All debt securities and interest-rate derivative instruments are considered non-trading. As of February 2, 2008, 16% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at February 2, 2008, which totaled approximately $480 million, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $4.8 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

As of February 2, 2008, we had a series of foreign currency forward contracts outstanding, totaling $1.0 billion Canadian notional value and with a weighted average remaining life of 0.3 years, designed to hedge our net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts as of February 2, 2008 was negative $86 million. A hypothetical 10% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of February 2, 2008, with all other variables held constant, would have resulted in a loss in the fair value of our foreign currency forward contracts of approximately $110 million as of February 2, 2008. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance and totaled $33 million as of February 2, 2008.

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

Item 8.	Financial Statements and Supplementary Data

SEARS HOLDINGS CORPORATION

Consolidated Statements of Income

millions, except per share data	2007	2006	2005
REVENUES

Merchandise sales and services	$50,703	$53,016	$49,242
Credit and financial products revenues	—	—	213

Total revenues	50,703	53,016	49,455

COSTS AND EXPENSES

Cost of sales, buying and occupancy	36,638	37,824	35,743
Selling and administrative	11,468	11,574	10,892
Depreciation and amortization	1,049	1,143	942
Gain on sales of assets	(38)	(82)	(39)
Gain on sale of business	—	—	(317)
Restructuring charges	—	28	111

Total costs and expenses	49,117	50,487	47,332

Operating income	1,586	2,529	2,123

Interest and investment income	(135)	(253)	(130)
Interest expense	286	335	328
Other income	(17)	(24)	(37)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	1,452	2,471	1,962

Income taxes	550	933	715
Minority interest	76	46	300

Income before cumulative effect of change in accounting principle	826	1,492	947

Cumulative effect of change in accounting principle (net of income tax benefit of $58)	—	—	(90)

NET INCOME	$826	$1,492	$857

EARNINGS PER COMMON SHARE
BASIC
Earnings per share before cumulative effect of change in accounting principle	$5.71	$9.59	$6.21
Cumulative effect of change in accounting principle	—	—	(0.59)

Earnings per share	$5.71	$9.59	$5.62

DILUTED
Diluted earnings per share before cumulative effect of change in accounting principle	$5.70	$9.58	$6.17
Cumulative effect of change in accounting principle	—	—	(0.59)

Earnings per share	$5.70	$9.58	$5.58

Basic weighted average common shares outstanding	144.7	155.6	152.5

Diluted weighted average common shares outstanding	144.8	155.7	153.6

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Consolidated Balance Sheets

millions, except per share data	February 2, 2008	February 3, 2007
ASSETS
Current assets
Cash and cash equivalents	$1,622	$3,839
Accounts receivable	744	851
Merchandise inventories	9,963	9,896
Prepaid expenses and other current assets	438	370
Deferred income taxes	35	311

Total current assets	12,802	15,267

Property and equipment
Land	2,084	2,105
Buildings and improvements	6,165	5,970
Furniture, fixtures and equipment	2,774	2,395
Capital leases	334	349

Gross property and equipment	11,357	10,819
Less accumulated depreciation	(2,494)	(1,706)

Total property and equipment, net	8,863	9,113
Goodwill	1,686	1,692
Tradenames and other intangible assets	3,353	3,437
Other assets	693	397

TOTAL ASSETS	$27,397	$29,906

LIABILITIES
Current liabilities
Short-term borrowings	$162	$94
Current portion of long-term debt and capitalized lease obligations	242	611
Merchandise payables	3,487	3,312
Income taxes payable	54	360
Other current liabilities	3,971	3,895
Unearned revenues	1,121	1,073
Other taxes	525	567

Total current liabilities	9,562	9,912

Long-term debt and capitalized lease obligations	2,606	2,843
Pension and postretirement benefits	1,258	1,647
Minority interest and other liabilities	3,304	2,798

Total Liabilities	16,730	17,200

SHAREHOLDERS’ EQUITY
Preferred stock, 20 shares authorized; no shares outstanding	—	—
Common stock $0.01 par value; 500 shares authorized; 132 and 154 shares outstanding, respectively	1	2
Capital in excess of par value	10,419	10,393
Retained earnings	4,509	3,689
Treasury stock—at cost	(4,331)	(1,437)
Accumulated other comprehensive income	69	59

Total Shareholders’ Equity	10,667	12,706

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,397	$29,906

See accompanying Notes to Consolidated Financial Statement

SEARS HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

millions	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$826	$1,492	$857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,049	1,143	942
Cumulative effect of change in accounting principle, net of tax	—	—	90
Provision for uncollectible credit card accounts	—	—	49
Curtailment gain on Sears Canada’s post-retirement benefit plans	(27)	—	—
Loss (gain) on total return swaps, net	14	(74)	—
Gain on sales of assets	(38)	(82)	(39)
Gain on sale of investments	(2)	(18)	(38)
Other non-cash items affecting earnings	12	—	—
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(84)	263	52
Credit card receivables	—	(5)	(381)
Merchandise inventories	66	(835)	205
Merchandise payables	93	(140)	(78)
Income and other taxes	(541)	(240)	(134)
Other operating assets	35	227	285
Other operating liabilities	144	(303)	383

Net cash provided by operating activities	1,547	1,428	2,193

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(283)	(1,020)
Proceeds from sale of business	—	—	2,044
Proceeds from sales of property and investments	95	141	160
Purchases of investments	(30)	—	—
Purchases of property and equipment	(570)	(508)	(552)
Cash settlements and change in collateral on total return swaps, net	68	(10)	—

Net cash (used in) provided by investing activities	(437)	(660)	632

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	3	524	176
Repayments of long-term debt	(672)	(875)	(578)
Increase (decrease) in short-term borrowings, primarily 90 days or less	68	(83)	(414)
Proceeds from sale leaseback transaction	88	—	—
Proceeds from termination of interest rate swaps	—	—	60
Sears Canada dividend paid to minority shareholders	—	—	(794)
Issuance of subsidiary stock	—	—	59
Purchase of treasury stock	(2,926)	(816)	(590)
Debt issue costs	—	(2)	(27)
Income tax benefit on exercise of nonqualified stock options	—	—	53
Proceeds from the exercise of stock options	—	—	102

Net cash used in financing activities	(3,439)	(1,252)	(1,953)

Effect of exchange rate changes on cash and cash equivalents	112	(16)	32

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,217)	(500)	904

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,839	4,339	3,435

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,622	$3,839	$4,339

SUPPLEMENTAL DISCLOSURE ABOUT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Bankruptcy related settlements resulting in the receipt of treasury stock	$29	$3	$25
Conversion of 9% convertible note	—	—	63
Capital lease obligation incurred	66	61	65
Supplemental Cash Flow Data:
Income taxes paid	372	576	114
Cash interest paid	243	282	256

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Consolidated Statements of Shareholders’ Equity

dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, beginning of January 26, 2005	89	$1	$(86)	$3,291	$1,340	$(77)	$4,469
Acquisition of Sears	63	1	62	6,423	—	—	6,486
Conversion of subordinated note	6	—	24	39	—	—	63
Comprehensive income
Net income	—	—	—	—	857	—	857
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(110)	(110)
Deferred gain on derivatives	—	—	—	—	—	3	3
Cumulative translation adjustment	—	—	—	—	—	(24)	(24)

Total Comprehensive Income							726
Proceeds from exercise of stock options	7	—	—	102	—	—	102
Income tax benefit on non-qualified stock options	—	—	—	53	—	—	53
Pre-petition tax settlements/valuation reserve adjustments	—	—	—	292	—	—	292
Bankruptcy related settlement agreements	—	—	(38)	13	—	—	(25)
Shares repurchased	(5)	—	(590)	—	—	—	(590)
Other	—	—	(14)	45	—	—	31

Balance at January 28, 2006	160	2	(642)	10,258	2,197	(208)	11,607

Comprehensive income
Net income	—	—	—	—	1,492	—	1,492
Minimum pension liability adjustment, net of tax	—	—	—	—	—	174	174
Deferred loss on derivatives	—	—	—	—	—	(1)	(1)
Cumulative translation adjustment	—	—	—	—	—	19	19

Total Comprehensive Income							1,684
Adjustment to initially apply FAS 158, net of tax	—	—	—	—	—	75	75
Pre-petition tax settlements/valuation reserve adjustments	—	—	—	130	—	—	130
Bankruptcy related settlement agreements	—	—	—	4	—	—	4
Shares repurchased	(6)	—	(816)	—	—	—	(816)
Other	—	—	21	1	—	—	22

Balance at February 3, 2007	154	2	(1,437)	10,393	3,689	59	12,706

Comprehensive income
Net income	—	—	—	—	826	—	826
Pension and postretirement adjustments, net of tax	—	—	—	—	—	53	53
Deferred gain on derivatives	—	—	—	—	—	1	1
Cumulative translation adjustment	—	—	—	—	—	(44)	(44)

Total Comprehensive Income							836
Stock awards	—	—	54	(30)	—	—	24
Pre-petition tax settlements/valuation reserve adjustments	—	—	—	52	—	—	52
Bankruptcy related settlement agreements	—	—	(29)	4	—	—	(25)
Shares repurchased	(22)	(1)	(2,921)	—	—	—	(2,922)
Other	—	—	2		(6)	—	(4)

Balance at February 2, 2008	132	$1	$(4,331)	$10,419	$4,509	$69	$10,667

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations, Consolidation and Basis of Presentation

Sears Holdings Corporation (“Holdings,” “we,” “us,” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), which was completed on March 24, 2005. We are a broadline retailer with 2,317 full-line and 1,150 specialty retail stores in the United States operating through Kmart and Sears and 380 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 70%-owned subsidiary. We have three reportable segments, Kmart, Sears Domestic and Sears Canada.

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

The consolidated financial statements include all majority-owned subsidiaries in which Holdings exercises control. Investments in companies in which Holdings exercises significant influence, but which we do not control (generally 20% to 50% ownership interest), are accounted for under the equity method of accounting. Investments in companies in which we have less than a 20% ownership interest and do not exercise significant influence are accounted for at cost. All intercompany transactions and balances have been eliminated.

Fiscal Year

Effective March 23, 2005, we changed our fiscal year end from the last Wednesday in January to the Saturday closest to January 31st. In fiscal 2006, the Saturday nearest January 31st was February 3, 2007 and as a result, fiscal 2006 consisted of 53 weeks, with the additional week occurring in the fourth quarter. Both fiscal 2007 and fiscal 2005 consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal year	Ended	Weeks
2007	February 2, 2008	52
2006	February 3, 2007	53
2005	January 28, 2006	52

Sears Canada’s fiscal year end has historically been the Saturday closest to December 31st and accordingly, we consolidated Sears Canada’s results on a one-month lag. During the fourth quarter of 2007, Sears Canada changed its fiscal year end from the Saturday nearest December 31st to the Saturday nearest January 31st. See Note 3 of Notes to Consolidated Financial Statements for further explanation of this change.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. The estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

the reporting period. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances. Adjustments to estimates and assumptions are made when facts and circumstances dictate. As future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying consolidated financial statements. Significant estimates and assumptions are required as part of determining inventory valuation, estimating depreciation, amortization and recoverability of long-lived assets, establishing self-insurance, warranty, legal and other reserves, performing annual goodwill and long-lived asset impairment analysis, establishing valuation allowances on deferred income tax assets and reserves for tax examination exposures, and calculating retirement benefits.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. We also include within cash equivalents deposits in-transit from banks for payments related to third-party credit card and debit card transactions.

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit included in other current liabilities were $405 million and $353 million at February 2, 2008 and February 3, 2007, respectively.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis. Allowances for doubtful accounts on accounts receivable balances were $37 million and $29 million as of February 2, 2008 and February 3, 2007, respectively. Our accounts receivable balance is comprised of various vendor-related and customer-related accounts receivable, including receivables related to our pharmacy operations.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. For Kmart and Sears Domestic, cost is primarily determined using the retail inventory method (“RIM”). Kmart merchandise inventories are valued under the RIM using primarily a first-in, first-out (“FIFO”) cost flow assumption. Sears Domestic merchandise inventories are valued under the RIM using primarily a last-in, first-out (“LIFO”) cost flow assumption. For Sears Canada, cost is determined using the average cost method, based on individual items.

Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markons, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies utilized by us in our application of the RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the groupings of homogenous classes of merchandise, the development of shrinkage and obsolescence reserves, the accounting for price changes and the computations inherent in the LIFO adjustment (where applicable). Management believes that our RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Approximately 53% of consolidated merchandise inventories are valued using LIFO. To estimate the effects of inflation on inventories, we utilize external price indices determined by an outside source, the Bureau of Labor Statistics. If the FIFO method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $22 million higher at February 2, 2008 and $29 million higher at February 3, 2007.

Effective January 27, 2005, we changed our method of accounting for certain indirect buying, warehousing and distribution costs. See Note 3 for further discussion of this change in accounting principle.

Vendor Rebates and Allowances

We receive rebates and allowances from certain vendors through a variety of programs and arrangements intended to offset our costs of promoting and selling certain vendor products. These vendor payments are recorded as a reduction to the cost of merchandise inventories when earned and, thereafter, as a reduction of cost of sales, buying and occupancy as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is initially deferred and amortized ratably to cost of sales, buying and occupancy over the life of the contract or as performance of the activities specified by the vendor to earn the fee is completed.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Additions and substantial improvements are capitalized and include expenditures that materially extend the useful lives of existing facilities and equipment. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred.

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

Impairment of Long-Lived Assets and Costs Associated with Exit Activities

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the carrying value of long-lived assets, including property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. In addition to our on-going monitoring of potential impairment circumstances which may arise, we perform an impairment analysis on our long-lived assets as of the last day of our November accounting period each year.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

A liability is recognized for costs associated with location closings, primarily future lease costs (net of estimated sublease income), and is charged to income when the Company ceases to use the location.

Goodwill, Tradenames and Other Intangible Assets

Tradenames acquired as part of the Merger account for the majority of our intangible assets recognized in the consolidated balance sheet. The majority of these tradename assets, such as Kenmore, Craftsman and Lands’ End, are expected to generate cash flows indefinitely, do not have estimable or finite useful lives and, therefore, are accounted for as indefinite-lived assets not subject to amortization. Certain intangible assets, including favorable lease rights, contractual arrangements and customer lists, have estimable, finite useful lives, which are used as the basis for their amortization. The estimated useful lives of such assets are determined using a number of factors, including the demand for the asset, competition and the level of expenditure required to maintain the cash flows associated with the asset.

The following summarizes our intangible assets as of February 2, 2008 and February 3, 2007, respectively, the amortization expenses recorded for the fiscal years then ended, as well as our estimated amortization expense for the next five fiscal years and thereafter.

	Weighted Average Life	February 2, 2008		February 3, 2007
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
millions
Amortized intangible assets
Favorable lease rights	21	$492	$147	$492	$97
Contractual arrangements and customer lists	8	246	90	240	58
Tradenames	8	62	21	62	13

		800	258	794	168
Unamortized intangible assets
Tradenames		2,811	—	2,811	—

Total		$3,611	$258	$3,605	$168

Aggregate Amortization Expense
Fiscal 2007	$90
Fiscal 2006	87

Estimated Amortization
Fiscal 2008	$80
Fiscal 2009	72
Fiscal 2010	65
Fiscal 2011	60
Fiscal 2012 and thereafter	265

Goodwill is the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method. We recorded $1.7 billion in goodwill in connection with the Merger. Additionally, we recorded $167 million in connection with our acquisition of an additional 16% interest in Sears Canada.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Changes in the carrying amount of goodwill by segment during fiscal years 2006 and 2007 are as follows:

	Sears Domestic	Sears Canada	Total
millions
Balance, January 28, 2006	$1,585	$99	$1,684
Finalization of purchase accounting(1)	37	—	37
Acquisition of additional interest in Sears Canada	—	167	167
Tax settlements affecting Merger-related goodwill	(188)	(8)	(196)

Balance, February 3, 2007	$1,434	$258	$1,692
Tax adjustments and other items affecting Merger-related goodwill	(6)	—	(6)

Balance, February 2, 2008	$1,428	$258	$1,686

(1)

We completed the purchase price allocation for the Merger during the first quarter of fiscal 2006. As a result, goodwill attributable to the Merger increased by approximately $37 million, primarily based on the receipt of additional information regarding the fair values of certain properties and certain pre-Merger legal contingencies.

As the result of reaching various tax audit settlements during fiscal 2006 pertaining to pre-Merger periods, we reduced approximately $196 million of tax liabilities with an offsetting credit recorded to goodwill. In accordance with SFAS No. 109, “Accounting for Income Taxes,” resolution of these matters results in a direct credit to Merger-related goodwill.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but requires testing for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The impairment test for goodwill utilizes a fair value approach. The impairment test for identifiable intangible assets not subject to amortization is also performed annually or when impairment indications exist, and consists of a comparison of the fair value of the intangible asset with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets. Our impairment analysis is performed as of the last day of our November accounting period each year.

Financial Instruments and Hedging Activities

From time to time, we use derivative financial instruments, including interest rate swaps and caps to manage our exposure to movements in interest rates, and foreign currency forward contracts to hedge the foreign currency exposure of our net investment in Sears Canada against adverse changes in exchange rates. In addition, we entered into total return swaps during fiscal 2007 and 2006 as a means for investing a portion of our surplus cash. We recognize all derivative instruments at fair value within either other assets or other liabilities on our consolidated balance sheet.

When applying hedge accounting treatment to our derivative transactions, we formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. We also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

For interest rate swaps and caps that have been designated and qualify as hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the offsetting gain or loss on the designated hedged item that is attributable to the hedged risk, are recognized in the consolidated statements of income in the same account as the hedged item, as a component of interest expense. Changes in the fair value of interest rate swaps and caps that do not qualify as hedges are recognized currently as a component of interest expense. The foreign currency forward contracts are recorded on the consolidated balance sheet at fair value and, to the extent they have been designated and qualify for hedge accounting treatment, an offsetting amount is recorded as a component of other comprehensive income, net of income tax effects. Changes in the fair value of those forward contracts for which hedge accounting is not applied are recorded in the consolidated statement of income as a component of other income. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance.

We, from time to time, invest our surplus cash in various securities and financial instruments, including total return swaps, which are derivative instruments designed to synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. Such investments may be highly concentrated and involve substantial risks. Changes in the fair value of the total return swaps are recognized as a component of interest and investment income in our consolidated statements of income as they occur. As of February 2, 2008 we had no investments in total return swaps.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, merchandise payables, credit facility borrowings and accrued liabilities are reflected in the consolidated balance sheet at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt and derivative financial instruments are disclosed in Note 7 and Note 8, respectively.

Financial instruments that potentially subject Holdings to concentration of credit risk consist principally of temporary cash investments, accounts receivable and derivative financial instruments. We place our cash and cash equivalents in investment-grade, short-term instruments with high quality financial institutions and, by policy, limit the amount of credit exposure in any one financial instrument. We use high credit quality counterparties to transact our derivative transactions.

Self-insurance Reserves

We are self-insured for certain costs related to healthcare, workers’ compensation, asbestos and environmental, automobile, warranty, product and general liability claims. We obtain third-party insurance coverage to limit our exposure to certain of these self-insured risks. A portion of these self-insured risks is managed through a wholly-owned insurance subsidiary. Our liability reflected on the consolidated balance sheet, classified within other liabilities (current and long-term), represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. In estimating this liability, we utilize loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. The liabilities for self-insured risks are discounted to their net present values.

Loss Contingencies

We account for contingent losses in accordance with SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known.

Revenue Recognition

Revenues include sales of merchandise, services and extended service contracts, net commissions earned from leased departments in retail stores, delivery and handling revenues related to merchandise sold, and fees earned from co-branded credit card programs. We recognize revenues from retail operations at the later of the point of sale or the delivery of goods to the customer. Direct to customer revenues are recognized when the merchandise is delivered to the customer. Revenues from product installation and repair services are recognized at the time the services are provided. Revenues from the sale of service contracts are deferred and amortized over the lives of the associated contracts, while the associated service costs are expensed as incurred.

We earn revenues through arrangements with third-party financial institutions that manage and directly extend credit relative to our co-branded credit card programs. The third-party financial institutions pay us for generating new accounts and sales activity on co-branded cards, as well as for selling other financial products to cardholders. We recognize these revenues in the period earned, which is when our related performance obligations have been met. We sell gift cards to customers at our retail stores and through our direct to customer operations. The gift cards generally do not have expiration dates. Revenues from gift cards are recognized when (i) the gift card is redeemed by the customer, or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that we do not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions.

Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages. Estimated returns are recorded as a reduction of sales and cost of sales. We defer the recognition of layaway sales and profit until the period in which the merchandise is delivered to the customer.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Advertising Costs

Advertising costs are expensed as incurred, generally the first time the advertising occurs, and amounted to $2.2 billion, $2.2 billion, and $2.1 billion for fiscal 2007, fiscal 2006, and fiscal 2005, respectively. These costs are included within selling and administrative expenses in the accompanying consolidated statements of income.

Income Taxes

We account for income taxes under SFAS No. 109 and FIN 48. Accordingly, we provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. The tax balances and income tax expense recognized by us are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects our best estimates and assumptions regarding, among other things, the level of future taxable income and tax planning. Future changes in tax laws, changes in projected levels of taxable income, tax planning, and adoption and implementation of new accounting standards could impact the effective tax rate and tax balances recorded by us.

Stock-based Compensation

We account for stock-based compensation arrangements in accordance with SFAS No. 123(R), “Share-Based Payments.” SFAS 123(R) requires us to recognize as expense the fair value of all stock-based compensation awards including stock options, an accounting method that we adopted voluntarily in fiscal 2003, and classification of excess tax benefits associated with share-based compensation deductions as cash from financing activities rather than cash from operating activities. We recognize compensation expense as awards vest on a straight-line basis over the requisite service period of the award.

Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share also includes the dilutive effect of potential common shares: exercise of stock options and the effect of restricted stock when dilutive.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which revised SFAS No. 141, “Business Combinations”. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. The provisions of SFAS No. 141(R) are applied prospectively from the date of adoption, except for adjustments to a previously acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period, which are recorded as a component of income tax expense in the period of adjustment, rather than goodwill. We have not yet assessed the impact this statement will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on an annual or more frequently recurring basis. In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. Although we continue to evaluate the impact the adoption of SFAS No. 157 will have on our financial statements, we do not currently believe adoption will have a material impact on our financial condition or operating results.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other postretirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of other comprehensive income (“OCI”), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. As required by SFAS No. 158, we adopted the recognition and disclosure provisions of the Statement as of February 3, 2007, and accordingly recognized the funded status of our defined benefit pension and other postretirement plans and provided the required additional disclosures. The adoption of these provisions of SFAS No. 158 did not have any material impact on our consolidated results of operations or cash flows. See Note 10 for further information regarding the impact of adopting SFAS 158.

As required under the Statement, we will adopt the measurement-date requirements of SFAS No. 158 effective fiscal 2008. Under the measurement-date requirements, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end. We currently measure our plan assets and obligations as of December 31. We will adopt the change in measurement date by re-measuring plan assets and benefit obligations as of our fiscal year end in fiscal 2008, pursuant to the transition requirements of SFAS No. 158. We are currently evaluating the impact, if any, the adoption of the measurement-date requirements of SFAS No. 158 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Although we continue to evaluate the impact the adoption of SFAS No. 159 will have on our financial statements, we do not currently believe adoption will have a material impact on our financial condition or operating results.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.” SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Before SFAS No. 160 was issued, limited guidance existed for reporting noncontrolling interests and many companies reported such interest as a liability in its balance sheet under the heading “Minority Interest.” SFAS No. 160 requires companies to report noncontrolling interests of consolidated subsidiaries as a component of equity in the consolidated

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

statement of financial position. As a result, upon adoption of this Statement, Holdings will reclassify its noncontrolling interest in Sears Canada and OSH (which represents 30% and 19.9% of the subsidiaries’ ownership, respectively) from its current classification within the long-term liabilities section of Holdings’ consolidated balance sheet to classification within the shareholders’ equity section. See Note 18 for the amount of Holdings’ noncontrolling interest in Sears Canada and OSH (reported as Minority Interest) at February 2, 2008 and February 3, 2007.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 effective February 4, 2007. The impact upon adoption was to decrease our beginning retained earnings by approximately $6 million. See Note 14 for further information regarding the impact of adopting FIN 48.

FIN 48 prescribes that a company shall recognize the benefit associated with a previously unrecognized tax position when management determines the position has been effectively settled. The FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” in May 2007 in order to clarify that assessing whether a tax position has been effectively settled is a matter of judgment. Furthermore, the FASB noted that a tax position could be effectively settled prior to the completion of an examination or audit by a taxing authority. FSP FIN 48-1 provides a set of conditions that must be evaluated when determining whether a tax position has been effectively settled. We contemplated the provisions of FSP FIN 48-1 upon the initial adoption of FIN 48.

NOTE 2—THE MERGER

On March 24, 2005, Kmart and Sears completed the Merger pursuant to the Agreement and Plan of Merger, dated as of November 16, 2004 (the “Merger Agreement”). Upon consummation of the Merger, Kmart and Sears became wholly-owned subsidiaries of Holdings.

Under the terms of the Merger Agreement, Kmart shareholders received one share of Holdings’ common stock for each Kmart share owned. Approximately 94.9 million shares of Holdings’ common stock were issued in exchange for all outstanding common stock of Kmart based on the one-for-one ratio. Sears’ shareholders had the right to elect to receive $50 in cash or 0.5 of a share of Holdings’ common stock for each Sears’ share owned. Sears’ shareholder elections were prorated to ensure that, in the aggregate, 55 percent of Sears’ shares were converted into Holdings’ shares and 45 percent of Sears’ shares were converted to cash. Shares of Sears’ restricted common stock were converted into Holdings’ common stock on a 0.5 for 1 basis. In aggregate, 62.2 million shares of Holdings’ common stock were issued to Sears’ shareholders at a value of approximately $6.5 billion (based on the average closing price of $104.33 of Kmart’s common stock during the period from November 15, 2004 through November 19, 2004, two business days before and after the date the Merger was announced). In addition, approximately $5.4 billion in cash was paid in consideration for (i) all outstanding shares of common stock of Sears, based upon the proration provisions of the Merger Agreement, and (ii) all outstanding stock options of Sears. Including transaction costs of approximately $18 million, the total consideration paid was approximately $11.9 billion.

In accordance with SFAS No. 141, “Business Combinations,” the Merger was treated as a purchase business combination for accounting purposes, with Kmart designated as the acquirer. In identifying Kmart as the acquiring entity, the companies took into account the relative share ownership of Holdings after the Merger, the

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

composition of the governing body of the combined entity and the designation of certain senior management positions. Accordingly, the historical financial statements of Kmart serve as the historical financial statements of Holdings. We completed the purchase price allocation for the Merger during the first quarter of fiscal 2006. As a result, goodwill attributable to the Merger increased by approximately $37 million, primarily based on the receipt of additional information regarding the fair values of certain properties and certain pre-acquisition legal contingencies. The following summarizes the assets acquired and liabilities assumed as of the March 24, 2005 Merger date, based on the final purchase price allocation.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

We allocated approximately $3.9 billion to identifiable intangible assets, of which approximately $2.8 billion related to the indefinite-lived tradenames of Sears, Kenmore, Craftsman, Lands’ End and DieHard. These indefinite-lived tradenames are not subject to amortization as management expects these tradenames to generate cash flows indefinitely. The remaining intangible assets of $1.1 billion recorded at the time of the Merger included finite-lived tradenames, favorable leases, contractual arrangements and customer lists, and will be amortized over their estimated useful lives. Approximately $0.4 billion of contractual-arrangement-related intangibles were eliminated subsequent to the Merger in connection with the sale of Sears Canada’s Credit and Financial Services Operations in November 2005.

Selected Unaudited Pro Forma Combined Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Kmart and Sears for fiscal 2005 as though the Merger had occurred as of the beginning of fiscal 2005. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of the period presented, or that may result in the future. The following unaudited pro forma financial information has not been adjusted to reflect any operating efficiencies realized as a result of the Merger, or the impact of the change in Sears Canada’s year end described in Note 3 of Notes to Consolidated Financial Statements.

2005
millions, except earnings per share
Revenues	$54,261
Operating income	2,073
Income before cumulative effect of change in accounting principle	879
Net income	789
Diluted earnings per share before cumulative effect of change in accounting principle	$5.40
Diluted earnings per share	$4.85

NOTE 3—CHANGES IN ACCOUNTING PRINCIPLE

Change in Sears Canada Year End

During the fourth quarter of 2007, Sears Canada’s changed its fiscal year end from the Saturday nearest to December 31st to the Saturday nearest to January 31st. Prior to this change, Sears Canada’s results were consolidated into the consolidated results of Holdings on a one-month lag. While our historical policy of consolidating the results of Sears Canada on a one-month lag was considered acceptable, we believe elimination of the one-month reporting lag is preferable because it allows a full seasonal cycle, including the liquidation of holiday merchandise, for Sears Canada to be included in the results of Holdings. Furthermore, Sears Canada’s fiscal year end is now aligned with the fiscal year end of Holdings.

In accordance with SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3”, changes in accounting policy are to be reported through retrospective application of the new policy to all prior financial statement periods presented. Accordingly, the Company’s financial statements for periods prior to 2007 have been adjusted to reflect the period-specific effects of applying this change. This change resulted in a one-month shift backwards of periods previously reported for Sears Canada. The impact of this change in accounting policy was not material to the Company’s consolidated financial position, results of operations or cash flows for fiscal 2007, 2006 and 2005.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

There is no impact to financial statements prior to 2005, as Sears Canada was not included in the Company’s consolidated results prior to the Merger. See Note 21 for the impact of this change to the Company’s quarterly results of operations for 2007 and 2006.

Accounting For Certain Indirect Buying, Warehousing and Distribution Costs

Effective January 27, 2005, we changed our method of accounting for certain indirect buying, warehousing and distribution costs. Prior to this change, we had included indirect buying, warehousing and distribution costs as inventoriable costs. Beginning in fiscal 2005, such costs have been expensed as incurred, which is the method of accounting previously followed by Sears. We believe that this change provides a better measurement of operating results in light of changes to our supply chain to realize cost savings from the Merger, the closure of certain facilities and the combined capacity of the existing distribution and headquarters facilities. In accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes,” changes in accounting policy to conform the acquirer’s policy to that of the acquired entity are treated as a change in accounting principle. The indirect buying, warehousing and distribution costs that were capitalized to inventory as of January 26, 2005 have been reflected in the fiscal 2005 consolidated statement of income as a cumulative effect of a change in accounting principle in the amount of $90 million, net of income taxes of $58 million.

Change in Measurement Date for Defined Benefit Programs

In fiscal 2005, we changed the measurement date of our benefit programs from the last Wednesday in January to December 31. We believe the one-month change of the measurement date is a preferable change as it allows more time for management to plan and execute its review of the completeness and accuracy of its benefit programs results. The change did not have a material effect on retained earnings as of January 27, 2005, and income from continuing operations, net income, and related per share amounts for fiscal 2005. Accordingly, all amounts reported in Footnote 10 for balances as of February 2, 2008, February 3, 2007 and January 28, 2006 are based on a measurement date of December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

NOTE 4—ACQUISITION OF MINORITY INTEREST IN SEARS CANADA

During fiscal 2006, we increased our majority interest in Sears Canada from 54% to 70% by acquiring 17.8 million common shares of Sears Canada pursuant to our take-over bid for Sears Canada, first announced in December 2005. We paid a total of $282 million for the additional 17.8 million common shares acquired and have accounted for the acquisition of additional interest in Sears Canada as a purchase business combination for accounting purposes. The total amount paid for shares acquired has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates. Total consideration for the additional interest acquired exceeded the associated proportionate pre-acquisition carrying value for Sears Canada by approximately $188 million. We allocated the excess to real property ($5 million), trademarks and other identifiable intangible assets ($55 million), goodwill ($167 million) and other assets and liabilities (-$39 million). The acquisition of the additional interest in Sears Canada was not material to our consolidated results of operations or financial position.

NOTE 5—SALE OF SEARS CANADA’S CREDIT AND FINANCIAL SERVICES OPERATIONS

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Our fiscal 2005 operating income reflects a pretax gain of $317 million from the sale of this business. The sale, however, had no impact on Holdings’ net income. In applying purchase accounting for the Merger, the Company, as 54% beneficial owner of Sears Canada at the time of the Merger, adjusted Sears Canada’s assets and liabilities to fair value only to the extent of its proportionate share of ownership in these assets and liabilities. The remaining portion of each asset and liability, representing the minority interest’s proportionate ownership, was recorded at historical book value. Therefore, the excess of sales proceeds over the recorded values for Sears Canada’s assets sold and liabilities transferred was attributable solely to the minority shareholder interests, as the portion of proceeds allocable to our proportionate interest was equal to the Merger assigned fair value for such assets and liabilities. Accordingly, the gain, solely allocable to the minority interest, was properly eliminated via an increase in minority interest expense, resulting in no net gain to Holdings.

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

millions
Credit card receivables, net of securitized amounts	$1,347
Other assets, primarily credit card intangibles	425

Assets sold	1,772
Accounts payable and accrued liabilities	(7)

Net assets sold	$1,765

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

Our consolidated financial statements include the results of Sears Canada’s Credit and Financial Services operations from March 25, 2005 up to November 14, 2005.

NOTE 6—RESTRUCTURING ACTIVITIES

In fiscal 2005, we initiated a number of restructuring activities including actions to integrate the home office functions of Kmart and Sears Domestic and align our workforce accordingly. Approximately 1,435 Kmart associates were notified that their positions had been relocated, were under review, or had been eliminated, and approximately 780 former Sears employees were notified of the decision to eliminate their positions in connection with the home office integration efforts. Also during fiscal 2005, Sears Canada implemented a series of productivity improvement initiatives, which included a workforce reduction of approximately 1,200 associates. These initiatives resulted in the recognition of $28 million and $111 million of restructuring costs for fiscal years 2006 and 2005, respectively.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

As of February 2, 2008, all actions related to these activities have been substantially completed. The remaining reserve balance of $2 million at February 2, 2008 represents payments to be made in fiscal 2008 in accordance with our severance and relocation plans.

Following is a summary of the fiscal 2007 activity in the reserves established for these integration and productivity initiatives:

millions	Estimated Total Cumulative Costs to be Incurred	Cumulative Costs recognized through February 2, 2008	Ending Reserve Balance February 3, 2007	Fiscal 2007 Additions	Fiscal 2007 Cash Payments	Ending Reserve Balance February 2, 2008
Kmart	$63	$63	$4	$—	$4	$—
Sears Domestic	59	59	—	—	—	—
Sears Canada	76	76	4	—	2	2

Total	$198	$198	$8	$—	$6	$2

NOTE 7—BORROWINGS

Total borrowings outstanding as of February 2, 2008 and February 3, 2007 were $3.0 billion and $3.5 billion, respectively. Short-term borrowings consist primarily of unsecured commercial paper of $162 million and $94 million at February 2, 2008 and February 3, 2007, respectively. The weighted-average annual interest rate paid on short-term debt was 5.5% in fiscal 2007 and 5.2% in fiscal 2006.

Long-term debt is as follows:

ISSUE	February 2, 2008	February 3, 2007
millions
SEARS ROEBUCK ACCEPTANCE CORP.
6.25% to 7.50% Notes, due 2008 to 2043	$1,123	$1,398
5.20% to 7.50% Medium-Term Notes, due 2008 to 2013	256	414
SEARS DC CORP.
9.07% to 9.20% Medium-Term Notes, due 2012	25	26
ORCHARD SUPPLY HARDWARE STORES CORPORATION
Commercial Mortgage-Backed Loan, variable interest rate above LIBOR, due 2008(1)	120	120
Senior Secured Revolving Line of Credit, variable interest rate above LIBOR	—	34
Senior Secured Term Loan, variable rate of interest above LIBOR, due 2013(2)	198	200
SEARS CANADA INC.
6.55% to 7.45% Debentures and Medium-Term Notes, due 2008 to 2010	312	375
CAPITALIZED LEASE OBLIGATIONS	749	797
OTHER NOTES AND MORTGAGES	65	90

Total long-term borrowings	2,848	3,454
Current maturities	(242)	(611)

Long-term debt and capitalized lease obligations	$2,606	$2,843

Weighted-average annual interest rate on long-term debt	6.8%	6.8%

(1)	The Commercial Mortgage-Backed Loan is collateralized by certain real properties of an Orchard Supply Hardware Stores Corporation (“OSH”) wholly-owned subsidiary with a total carrying value of

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

approximately $178 million as of February 2, 2008. The term of the loan may be extended for up to two additional years. As management of OSH has both the ability and intent to extend the term for an additional two years, we have classified the carrying value of this loan within long-term debt and capitalized lease obligations on our consolidated balance sheet as of February 2, 2008, and have included the principal amount due under the loan within fiscal 2010 maturities for purposes of the below schedule of long-term debt maturities.

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

The fair value of long-term debt and capitalized lease obligations was $2.5 billion and $2.8 billion at February 2, 2008 and February 3, 2007, respectively. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities.

As of February 2, 2008, long-term debt maturities for the next five years and thereafter were as follows:

millions
2008	$242
2009	373
2010	502
2011	499
2012 and thereafter	1,232

$2,848

Interest

millions	2007	2006	2005
COMPONENTS OF INTEREST EXPENSE
Interest expense	$253	$281	$241
Accretion of obligations at net present value	26	45	62
Amortization of debt issuance costs	7	9	8
Accretion of debt discount on 9% convertible note	—	—	17

Interest expense	$286	$335	$328

Debt Repurchase Authorization

In fiscal 2005, our Finance Committee of the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of our outstanding indebtedness and our subsidiaries in open market or privately negotiated transactions. Our wholly-owned finance subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), has repurchased $160 million of its outstanding notes, including $2 million repurchased during fiscal 2007, thereby reducing the unused balance of this authorization to $340 million.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Credit Agreement

We have a $4.0 billion, five-year credit agreement (the “Credit Agreement”) in place as a funding source for general corporate purposes, which includes a $1.5 billion letter of credit sublimit. The Credit Agreement, which has an expiration date of March 2010, is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of our direct and indirect subsidiaries and is secured by a first lien on our domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory levels, subject to certain limitations. As of February 2, 2008 and February 3, 2007, we had $974 million and $196 million of letters of credit outstanding under the Credit Agreement, respectively, with $3.0 billion and $3.8 billion, respectively, of availability remaining under the Credit Agreement. During fiscal 2007, maximum direct borrowings outstanding under the Credit Agreement were $675 million, which were repaid before the fiscal year end. There were no direct borrowings under the facility during fiscal 2006. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings.

Letter of Credit Agreement

We also have a letter of credit agreement (the “LC Agreement”) with a commitment amount of up to $1.0 billion. The LC Agreement, which is renewable annually upon agreement of the parties, is next up for renewal in July 2008. There are no provisions in the LC Agreement that would restrict issuances based on credit ratings, but issuances could be restricted under certain circumstances based on a material adverse change. Under the terms of the LC Agreement, we have the ability to post cash, inventory or other letters of credit, including letters of credit issued under the Credit Agreement, as collateral. However, the Credit Agreement prohibits us from using inventory as collateral under the LC Agreement. The cash collateral account is subject to a pledge and security agreement pursuant to which if we elect to post cash collateral, we must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding. As of February 2, 2008 and February 3, 2007, there were $741 million and $686 million of letters of credit outstanding, respectively, under the LC Agreement. The letters of credit outstanding as of February 2, 2008 were collateralized by letters of credit issued under the $4.0 billion Credit Agreement. We did not have any cash posted as collateral under the LC Agreement as of February 2, 2008. We had $690 million of cash posted as collateral under the LC Agreement as of February 3, 2007.

Cash Collateral

We also post cash collateral for certain self-insurance programs. We continue to classify the cash collateral posted for self-insurance programs as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. As of February 2, 2008 and February 3, 2007, $29 million and $32 million of cash, respectively, was posted as collateral for self-insurance programs.

Orchard Supply Hardware LLC (“LLC”) Credit Agreement

In November 2005, LLC entered into a five-year, $130 million senior secured revolving credit facility (the “LLC Facility”), which includes a $25 million letter of credit sublimit. The LLC Facility is available for LLC’s general corporate purposes and is secured by a first lien on substantially all of LLC’s non-real estate assets. Availability under the LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of February 2, 2008, there were $17 million in borrowings outstanding under the OSH LLC Facility and $1 million in outstanding letters of credit. As of February 3, 2007, $36 million was outstanding under the LLC Facility consisting of $34 million in

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

borrowings and $2 million in outstanding letters of credit. The $17 million in borrowings have been classified within short-term borrowings on our consolidated balance sheet as of February 2, 2008, as we intend to repay the entire outstanding amount of this borrowing within the next 12 months.

Convertible Notes

At the time of Kmart’s emergence from bankruptcy, ESL Investments, Inc. (“ESL”), through its affiliates, was issued $60 million principal of 9% convertible notes (the “Notes”) which were convertible to equity at a price equal to $10 per share at the option of the holder at any time prior to May 2006. On January 31, 2005, ESL affiliates converted, in accordance with their terms, the outstanding Notes and six months of accrued interest into an aggregate of 6.3 million shares of Kmart common stock. In consideration of the conversion of these Notes prior to maturity, ESL and its affiliates received a $3 million payment from Kmart. The cash payment was equivalent to the approximate discounted after-tax cost of the future interest payments that would have otherwise been paid by Kmart to ESL affiliates in the absence of the early conversion. In conjunction with the conversion, we recognized the remaining related unamortized debt discount of $17 million as interest expense.

Wholly-owned Insurance Subsidiary and Inter-company Notes

As noted in Note 1, we have numerous types of insurable risks, including workers’ compensation, product and general liability, automobile, warranty, and asbestos and environmental claims. Also, as discussed in Note 1, we sell extended service contracts to our customers. The associated risks are managed through our wholly-owned insurance subsidiary. In accordance with applicable insurance regulations, the insurance subsidiary holds investment grade securities to support the insurance coverage it provides.

We have transferred certain domestic real estate and intellectual property (i.e. trademarks) into separate wholly-owned, bankruptcy remote subsidiaries. These bankruptcy remote subsidiaries lease the real estate property to Sears and license the use of the trademarks to Sears and Kmart. Further, the bankruptcy remote subsidiaries have issued asset-backed notes that are collateralized by the aforementioned real estate rental streams and intellectual property licensing fee streams. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart and, potentially in the future, other affiliates or third parties will be used for the payment of fees, interest and principal on the asset-backed notes issued. Since the inception of these subsidiaries, the debt securities have been entirely held by our wholly-owned consolidated subsidiaries in support of our insurance activities. The net book value of the securitized intellectual property assets was approximately $1.0 billion and $1.0 billion at February 2, 2008 and February 3, 2007, respectively. The net book value of the securitized real estate assets was approximately $1.0 billion and $1.0 billion at February 2, 2008 and February 3, 2007, respectively.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL GUARANTEES

Foreign Currency Forwards

As of February 2, 2008, we had a series of foreign currency forward contracts outstanding with a total Canadian notional value of $1.0 billion and with a weighted-average remaining life of 0.3 years. These contracts have been designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada. Accordingly, the aggregate fair value of the forward contracts as of February 2, 2008, negative $86 million, has been recorded as a liability on our consolidated balance sheet, with an offsetting amount, net of tax, recorded as a component of other comprehensive income. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance and totaled $33 million as of February 2, 2008.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

As of February 3, 2007, we had a series of foreign currency forward contracts outstanding with a total Canadian notional value of $400 million and with a weighted-average remaining life of 0.4 years. These contracts were designated and qualified as hedges of the foreign currency exposure of our net investment in Sears Canada. The aggregate fair value of the forward contracts as of February 3, 2007, $26 million, was recorded as an asset on our consolidated balance sheet, with an offsetting amount recorded as a component of other comprehensive income.

We settled certain foreign currency forward contracts during both fiscal 2007 and fiscal 2006. During fiscal 2007, we paid a net amount of $12 million relative to contract settlements and, as hedge accounting was applied to such contracts, an offsetting amount was recorded as a component of other comprehensive income. During fiscal 2006, we paid a net amount of $42 million relative to such settlements. For those contracts for which hedge accounting had been applied, we recorded an offsetting amount of $48 million as a component of other comprehensive income. We recorded a gain of $6 million during fiscal 2006 for the remaining contracts that were settled, for which hedge accounting was not applied. This gain has been classified as part of other income within the consolidated statement of income for the fiscal year ended February 3, 2007.

Total Return Swaps

We, from time to time, invest our surplus cash in various securities and financial instruments, including total return swaps, which are derivative instruments designed to synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. Such investments may be highly concentrated and involve substantial risks. We recognized investment losses of $14 million on total return swaps during fiscal 2007. During fiscal 2006, we recognized $74 million of investment income, consisting of realized gains of $84 million and unrealized losses of $2 million less $8 million of interest cost. We had no total return swaps outstanding as of February 2, 2008. As of February 3, 2007, our investments in total return swaps had an aggregate notional amount of $375 million and a fair value of $5 million. The aggregate fair value of total return swaps was recorded as a current receivable in the consolidated balance sheet at February 3, 2007.

Under the terms of the transactions with the respective counterparties, we were required to post cash collateral of up to 25 percent of the notional amount of the underlying total return swap position, plus the amount of any unrealized losses on the positions. At February 3, 2007, the collateral balance held by our counterparties based on our total return swaps’ aggregate notional amount of $375 million was $80 million and was recorded as a current receivable in our consolidated balance sheet. As there were no total return swaps outstanding at February 2, 2008, we did not have any collateral posted at that date.

Financial Guarantees

We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding as of February 2, 2008:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$1,722	$119	$—	$1,841
Commercial letters of credit	66	104	—	170
Secondary lease obligations and performance guarantee	—	—	55	55

The secondary lease obligations relate to certain store leases of previously divested Sears businesses. We remain secondarily liable if the primary obligor defaults. As of February 2, 2008, we had an $11 million liability recorded in other liabilities, which represents our current estimate of potential obligations related to these leases.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The performance guarantee relates to certain municipal bonds issued in connection with our headquarters building. This guarantee expired in 2007. Payments during the 2007 under this guarantee, before expiration, were $17 million.

In addition, in November 2005, Holdings issued a call option to the private equity fund of Ares Management LLC (“Ares”) in connection with Ares’ 19.9% investment in the voting stock of OSH. Ares paid us $59 million in cash for the 19.9% equity interest and the call option, a three-year option to purchase, for $137 million, additional shares in OSH that represented 30.2% of OSH’s outstanding voting stock at the time of the option’s issuance. We have recorded the fair value of this option as a liability on our consolidated balance sheet, and changes in the fair value of the option have been recorded as a component of other income in our consolidated statement of income.

NOTE 9—INTEREST AND INVESTMENT INCOME

The following table sets forth the components of interest and investment income as reported in our consolidated statements of income.

millions	2007	2006	2005
Interest income on cash and cash equivalents	$107	$150	$87
Total return swap (loss) income	(14)	74	—
Other investment income	42	29	43

Total	$135	$253	$130

Interest Income on Cash and Cash Equivalents

We recorded interest income of $107 million, $150 million, and $87 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively, primarily related to interest earned on cash and cash equivalents. These cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, U.S. federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to us.

Total Return Swap Income

As discussed above in Note 8, from time to time we invest our surplus cash in various securities and financial instruments, including total return swaps. During fiscal 2007, we recognized investment losses of $14 million on these total return swaps. During fiscal 2006, we recognized $74 million of investment income on total return swaps.

Other Investment Income

Other investment income primarily includes income generated by (and sales of investments in) certain real estate joint ventures and other equity investments in which we do not have a controlling interest.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 10—BENEFIT PLANS

We sponsor a number of pension and postretirement benefit plans. Expenses for retirement and savings-related benefit plans were as follows:

millions	2007	2006	2005
Retirement/401(k) Savings Plans	$91	$96	$83
Pension plans	(21)	(4)	73
Postretirement benefits	6	46	33

Total	$76	$138	$189

Retirement Savings Plans

We sponsor Sears and Kmart 401(k) retirement savings plans for employees meeting certain service eligibility requirements. We match a portion of employee contributions made to the plans. Total expense related to the Retirement Savings Plans was $91 million, $96 million, and $83 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Kmart’s Benefit Plans

Prior to 1996, the Predecessor Company (defined in Note 13) had a tax-qualified and a non-qualified defined benefit pension plan, which covered eligible associates who met certain requirements of age, length of service, and hours worked per year. Effective January 31, 1996, the pension plans were frozen, and associates no longer earn additional benefits under the plans.

The non-qualified, defined benefit plan is for certain current and former Kmart associates, and is funded as benefits are paid. The benefit obligation was $2 million at each of February 2, 2008 and February 3, 2007, and is included in the accompanying consolidated balance sheet. The projected benefit obligation is equal to the accumulated benefit obligation for all periods presented.

Full-time Kmart associates who have worked 10 years and who have retired after age 55 have the option of participation in Kmart’s medical plan until age 65. The plan is contributory, with retiree contributions adjusted annually. The accounting for the plan anticipates future cost-sharing changes that are consistent with our expressed intent to increase the retiree contribution rate annually. There were no accrued post-retirement benefit costs as of February 2, 2008 and February 3, 2007.

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

In addition to providing pension benefits, Sears provides domestic and Canadian employees and retirees certain medical benefits. These benefits provide access to medical plans, with Company subsidies for certain eligible retirees. Certain domestic Sears’ retirees are also provided life insurance benefits. To the extent we share the cost of the retiree medical benefits with retirees, such cost sharing is based on years of service and year of retirement. Sears’ postretirement benefit plans are not funded. We have the right to modify or terminate these plans.

Effective January 1, 2006, we eliminated our subsidization of retiree medical costs under the Sears’ domestic retiree medical plan for those Sears’ retirees who were under age 65 as of December 31, 2005. The effect of this plan change, which was to reduce the projected benefit obligation associated with the plan by approximately $174 million, has been recorded as a component of purchase accounting.

Changes in Accounting for Pensions and Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, which became effective for us as of February 3, 2007, and requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans, with current-year changes in the funded status recognized in shareholders’ equity. SFAS No. 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. The following table summarizes the incremental effects of the initial adoption of SFAS No. 158 on the consolidated balance sheet at February 3, 2007.

millions	Before Application of SFAS 158	SFAS 158 Adjustments	After Application of SFAS 158
Other assets	$447	$(50)	$397
Total assets	29,956	(50)	29,906
Other current liabilities	3,852	43	3,895
Pension and postretirement benefits	1,620	27	1,647
Minority interest and other liabilities	2,993	(195)	2,798
Total liabilities	17,325	(125)	17,200
Accumulated other comprehensive income (loss)	(16)	75	59
Total shareholders’ equity	12,631	75	12,706

Sears Canada Curtailment Gain

In February 2007, Sears Canada announced amendments to its post-retirement programs including the introduction of a defined contribution component to its pension plan and the discontinuation of retiree medical, dental and life benefits for those Sears Canada associates who will not have achieved eligibility for such benefits by December 31, 2008. The amendments to the post-retirement programs generated a curtailment gain and reduction to the benefit plan obligation in the amount of $27 million during the fiscal year ended February 2, 2008.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Pension Plans

millions	2007				2006
	Kmart	Sears Domestic	Sears Canada	Total	Kmart	Sears Domestic	Sears Canada	Total
Change in projected benefit obligation
Beginning balance	$2,689	$2,942	$1,278	$6,909	$2,780	$3,354	$1,272	$7,406
Benefits earned during the period	—	—	32	32	—	—	34	34
Interest cost	154	170	74	398	150	172	63	385
Actuarial gain	(127)	(62)	(23)	(212)	(108)	(233)	(11)	(352)
Benefits paid	(152)	(382)	(86)	(620)	(133)	(351)	(94)	(578)
Foreign currency exchange impact	—	—	220	220	—	—	(3)	(3)
Other	—	—	15	15	—	—	17	17

Balance as of the measurement date	$2,564	$2,668	$1,510	$6,742	$2,689	$2,942	$1,278	$6,909

Change in assets at fair value:
Beginning balance	$2,264	$2,294	$1,338	$5,896	$1,949	$2,340	$1,216	$5,505
Actual return on plan assets	104	112	69	285	207	228	167	602
Company contributions	50	131	3	184	241	77	37	355
Benefits paid	(152)	(382)	(86)	(620)	(133)	(351)	(94)	(578)
Foreign currency exchange impact	—	—	228	228	—	—	(1)	(1)
Other	—	—	15	15	—	—	13	13

Balance as of the measurement date	$2,266	$2,155	$1,567	$5,988	$2,264	$2,294	$1,338	$5,896

Funded status	$(298)	$(513)	$57	$(754)	$(425)	$(648)	$60	$(1,013)
Employer contributions after measurement date and on or before fiscal year end	—	35	—	35	—	—	—	—

Net amount recognized	$(298)	$(478)	$57	$(719)	$(425)	$(648)	$60	$(1,013)

The Investment Committee made up of select members of senior management has appointed a non-affiliated third party professional to advise the Committee with respect to the domestic pension plan assets. The plan’s overall investment objective is to provide a long-term return that, along with Company contributions, is expected to meet future benefit payment requirements. A long-term horizon has been adopted in establishing investment policy such that the likelihood and duration of investment losses are carefully weighed against the long-term potential for appreciation of assets. The plan’s investment policy requires investments to be diversified across individual securities, industries, market capitalization and valuation characteristics. In addition, various techniques are utilized to monitor, measure and manage risk.

Plan assets were invested in the following classes of securities (none of which were securities of the Company):

	Plan Assets as of
	February 2, 2008	February 3, 2007
Equity securities	43%	43%
Fixed income and other debt securities	50	50
Other	7	7

Total	100%	100%

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The plan’s target allocation is determined taking into consideration the amounts and timing of projected liabilities, our funding policies and expected returns on various asset classes. At December 31, 2007, the plan’s target asset allocation was 43% equity, 50% fixed income, and 7% other, which is comprised of alternative investments that incorporate absolute return investment strategies. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Postretirement Obligations

millions	2007			2006
	Sears Domestic	Sears Canada	Total	Sears Domestic	Sears Canada	Total
Change in projected benefit obligation:
Beginning balance	$367	$348	$715	$409	$349	$758
Benefits earned during the period	—	2	2	—	7	7
Interest cost	21	16	37	21	17	38
Plan participants’ contributions	12	—	12	16	—	16
Actuarial gain	(12)	(15)	(27)	(8)	(10)	(18)
Benefits paid	(54)	(15)	(69)	(71)	(14)	(85)
Curtailment gain	—	(74)	(74)	—	—	—
Foreign currency exchange rate impact and other	—	46	46	—	(1)	(1)

Balance as of the measurement date	$334	$308	$642	$367	$348	$715

Change in plan assets at fair value:
Beginning of year balance	$—	$99	$99	$—	$87	$87
Actual return on plan assets	—	(2)	(2)	—	12	12
Company contributions	42	15	57	55	15	70
Plan participants’ contributions	12	—	12	16	—	16
Benefits paid	(54)	(15)	(69)	(71)	(14)	(85)
Foreign currency exchange rate impact and other	—	19	19	—	(1)	(1)

Balance as of the measurement date	$—	$116	$116	$—	$99	$99

Funded status	$(334)	$(192)	$(526)	$(367)	$(249)	$(616)
Employer contributions after measurement date and on or before fiscal year end	4	—	4	3	—	3

Net amount recognized	$(330)	$(192)	$(522)	$(364)	$(249)	$(613)

Weighted-average assumptions used to determine plan obligations are as follows:

	2007			2006			2005
	Kmart	Sears Domestic	Sears Canada	Kmart	Sears Domestic	Sears Canada	Kmart	Sears Domestic	Sears Canada
Pension benefits:
Discount Rate	6.45%	6.45%	5.50%	5.90%	5.90%	5.25%	5.50%	5.50%	5.00%
Rate of compensation increases	N/A	N/A	4.00%	N/A	N/A	4.00%	N/A	N/A	4.00%
Postretirement benefits:
Discount Rate	N/A	6.45%	5.50%	N/A	5.90%	5.25%	N/A	5.50%	5.00%
Rate of compensation increases	N/A	N/A	4.00%	N/A	N/A	4.00%	N/A	N/A	4.00%

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Weighted-average assumptions used to determine net cost for years ended are as follows:

	2007			2006			2005
	Kmart	Sears Domestic	Sears Canada	Kmart	Sears Domestic	Sears Canada	Kmart	Sears Domestic	Sears Canada
Pension benefits:
Discount Rate	5.90%	5.90%	5.25%	5.50%	5.50%	5.00%	5.75%	5.75%	6.00%
Return of plan assets	7.75%	7.75%	6.50%	8.00%	8.00%	7.00%	8.00%	8.00%	7.00%
Rate of compensation increases	N/A	N/A	4.00%	N/A	N/A	4.00%	N/A	4.25%	4.25%
Postretirement benefits:
Discount Rate	N/A	5.90%	5.25%	N/A	5.50%	5.00%	N/A	5.75%	6.25%
Return of plan assets	N/A	N/A	7.00%	N/A	N/A	7.00%	N/A	N/A	7.00%
Rate of compensation increases	N/A	N/A	4.00%	N/A	N/A	4.00%	N/A	N/A	4.25%

The components of net periodic benefit cost are as follows:

Millions	2007				2006				2005
	Kmart	Sears Domestic	Sears Canada	Total	Kmart	Sears Domestic	Sears Canada	Total	Kmart	Sears Domestic	Sears Canada	Total
Pension benefits:
Benefits earned during the period	$—	$—	$32	$32	$—	$—	$34	$34	$—	$54	$22	$76
Interest cost	154	170	74	398	150	172	63	385	151	152	50	353
Expected return on plan assets	(171)	(175)	(92)	(438)	(156)	(179)	(84)	(419)	(140)	(156)	(60)	(356)
Recognized net loss	—	—	—	—	—	—	5	5	—	—	—	—
Other	—	(13)	—	(13)	—	(13)	4	(9)	—	—	—	—

Net periodic benefit cost (benefit)	$(17)	$(18)	$14	$(21)	$(6)	$(20)	$22	$(4)	$11	$50	$12	$73

Postretirement benefits:
Benefits earned during the period	$—	$—	$2	$2	$—	$—	$7	$7	$—	$—	$4	$4
Interest cost	—	21	16	37	—	21	17	38	—	20	13	33
Expected return on assets	—	—	(8)	(8)	—	—	(6)	(6)	—	—	(4)	(4)
Curtailment gain	—	—	(27)	(27)	—	—	—	—	—	—	—	—
Recognized net loss	—	—	1	1	—	—	7	7	—	—	—	—
Other	—	1	—	1	—	—	—	—	—	—	—	—

Net periodic benefit cost (benefit)	$—	$22	$(16)	$6	$—	$21	$25	$46	$—	$20	$13	$33

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

For 2008 and beyond, the domestic weighted-average health care cost trend rates used in measuring the postretirement benefit expense are an 8.8% trend rate in 2008 to an ultimate trend rate of 8.0% in 2012. A one-percentage-point change in the assumed health care cost trend rate would have the following effects on the postretirement liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on total service and interest cost components	$2	$(2)
Effect on postretirement benefit obligation	$27	$(26)

Unrecognized net gains in accumulated other comprehensive income are not expected to be amortized as a component of net periodic benefit cost during fiscal 2008.

Information regarding expected future cash flows for our benefit plans is as follows:

millions	Kmart	Sears Domestic	Sears Canada	Total
Pension benefits:
Employer contributions:
Fiscal 2008 (expected)	$141	$104	$—	$245
Expected benefit payments:
Fiscal 2008	$155	$191	$94	$440
Fiscal 2009	158	185	95	438
Fiscal 2010	162	191	96	449
Fiscal 2011	166	195	98	459
Fiscal 2012	170	199	100	469
Fiscal 2013-2017	925	1,030	519	2,474
Postretirement benefits:
Employer contributions:
Fiscal 2008 (expected)	$—	$43	$16	$59
Expected benefit payments:
Fiscal 2008	$—	$43	$19	$62
Fiscal 2009	—	41	20	61
Fiscal 2010	—	39	20	59
Fiscal 2011	—	37	20	57
Fiscal 2012	—	35	21	56
Fiscal 2013-2017	—	143	108	251

NOTE 11—EARNINGS PER SHARE

The following tables set forth the components used to calculate basic and diluted earnings per share.

millions except earnings per share	2007	2006	2005
Basic weighted average shares	144.7	155.6	152.5
Dilutive effect of stock options	0.1	0.1	1.1

Diluted weighted average shares	144.8	155.7	153.6

Net income	$826	$1,492	$857
Earnings per share
Basic	$5.71	$9.59	$5.62
Diluted	$5.70	$9.58	$5.58

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The computation of dilutive shares outstanding excludes out-of-the-money stock options because such outstanding options’ exercise prices are greater than the average market price of our common shares and, therefore, the effect would be antidilutive.

NOTE 12—SHAREHOLDERS’ EQUITY

Stock-based Compensation

We account for stock-based compensation using the fair value method in accordance with SFAS No. 123(R). We recorded $29 million, $21 million, and $26 million in total compensation expense relative to stock-based compensation arrangements during fiscal 2007, fiscal 2006, and fiscal 2005, respectively. As of February 2, 2008, we had $52 million in total compensation cost related to nonvested awards, which is expected to be recognized over the next approximately 3 years.

We do not currently have an employee stock option plan. As of February 2, 2008, all outstanding options relate to grants made either prior to, or in connection with, the Merger. Changes in employee stock options for fiscal 2007, fiscal 2006, and fiscal 2005 were as follows:

(Shares in thousands)	2007		2006		2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning of year balance	350	$112.90	350	$112.90	1,318	$21.90
Granted	—	—	—	—	200	131.11
Exercised	—	—	—	—	(1,168)	13.33
Cancelled/Forfeited	—	—	—	—	—	—

End of year balance	350	$112.90	350	$112.90	350	$112.90

Exercisable(1)	350	$112.90	275	$119.52	38	$88.62
Fair value of options granted during the year		$—		$—		$131.11

(1)

Of the total shares exercisable as of fiscal year end 2007, 350 shares are vested or are expected to vest, with an aggregate intrinsic value of $3 million and weighted-average remaining contractual life of approximately two years at February 2, 2008.

The fair value of each stock option is estimated as of the grant date using the Black-Scholes option-pricing model, with the following assumptions being utilized for each of the periods presented during which shares were granted:

2005
Dividend yield	0%
Expected volatility	40%
Risk-free interest rate	4.22%
Expected life of options	5 years

millions	2005
Aggregate fair value of options granted based on weighted average fair value at date of grant	11
Aggregate intrinsic value of options exercised	145

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

We have granted restricted stock awards to certain associates. These restricted stock awards typically vest in full three years from the date of grant, provided the grantee remains employed by us as of the vesting date. The fair value of these awards is equal to the market price of our common stock on the date of grant. We do not currently have a program that provides for restricted stock awards on an annual basis. Changes in restricted stock awards for fiscal 2007, fiscal 2006, and fiscal 2005 were as follows:

(Shares in thousands)	2007		2006		2005
	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant
Beginning of year balance	273	$133.79	242	$112.48	147	$48.66
Converted from Sears to Sears Holdings	—	—	—	—	250	124.83
Granted	549	159.69	209	149.11	83	124.83
Vested	(94)	105.15	(132)	119.05	(141)	90.84
Forfeited	(135)	165.60	(46)	136.37	(97)	94.93

End of year balance	593	$155.05	273	$133.79	242	$112.48

millions	2007	2006	2005
Aggregate fair value of shares converted to Sears Holdings from Sears based on weighted average fair value at date of Merger	$—	$—	$32
Aggregate fair value of shares granted based on weighted average fair value at date of grant	88	31	11
Aggregate fair value of shares vesting during period	13	20	18
Aggregate fair value of shares forfeited during period	16	7	13

Common Share Repurchase Program

From time to time we repurchase shares of our common stock under a common share repurchase program authorized by our Board of Directors. The common share repurchase program was initially announced in 2005 with a total authorization by our Board of Directors of up to $1.0 billion. During fiscal 2006 and fiscal 2007, the Board of Directors authorized the repurchase of up to an additional $1.0 billion and $2.5 billion of common stock, respectively, for a total authorization since inception of the program of $4.5 billion. During fiscal 2007, we repurchased approximately 21.7 million of our common shares at a total cost of approximately $2.9 billion, or an average price of $134.65 per share. During fiscal 2006, we repurchased approximately 6 million of our common shares at a total cost of approximately $806 million, or an average price of $132.94 per share. As of February 2, 2008, we had approximately $183 million of remaining authorization under this program.

The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

Other Transactions

As discussed in Note 7, on January 31, 2005, ESL affiliates converted outstanding Notes and six month accrued interest into an aggregate of 6.3 million shares of Kmart common stock. During fiscal 2005, ESL affiliates and other investors exercised options to purchase approximately 6.7 million shares of Holdings’ common stock for approximately $86 million.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income:

millions	February 2, 2008	February 3, 2007	January 28, 2006
Net income	$826	$1,492	$857
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of tax	—	174	(110)
Pension and postretirement adjustments, net of tax	53	—	—
Deferred gain/(loss) on derivatives	1	(1)	3
Cumulative translation adjustments	(44)	19	(24)

Other comprehensive income/(loss)	10	192	(131)

Total comprehensive income	$836	$1,684	$726

The following table displays the components of accumulated other comprehensive income (loss):

millions	February 2, 2008	February 3, 2007	January 28, 2006
Minimum pension liability, net of tax	$—	$—	$(187)
Pension and postretirement adjustments, net of tax	115	62	—
Cumulative unrealized derivative gain	3	2	3
Currency translation adjustments	(49)	(5)	(24)

Accumulated other comprehensive income (loss)	$69	$59	$(208)

NOTE 13—BANKRUPTCY CLAIMS RESOLUTION AND SETTLEMENTS

Background

On May 6, 2003, Kmart Corporation (the “Predecessor Company”), a predecessor operating company of Kmart, emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws pursuant to the terms of a plan of reorganization (the “Plan of Reorganization”). The Predecessor Company is a direct, wholly-owned subsidiary of Kmart and an indirect, wholly-owned subsidiary of Holdings. Upon emergence, all of the then outstanding equity securities of the Predecessor Company, as well as substantially all of its pre-petition liabilities were cancelled. On the day of emergence, 89.7 million shares of Kmart common stock and options to purchase 8.2 million shares of Kmart common stock were issued pursuant to the Plan of Reorganization, of which 31.9 million shares of the Kmart common stock issued were allocated to satisfy the pre-petition claims of unsecured Class 5 creditors.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Claims Resolution

We have made significant progress in the reconciliation and settlement of various classes of claims associated with the discharge of the Predecessor Company’s liabilities subject to compromise pursuant to the Plan of Reorganization. Differences between claim amounts filed and our estimates are being investigated and resolved through the claims resolution process. Since June 30, 2003, the first distribution date established in the Plan of Reorganization, approximately 29.7 million shares of the 31.9 million shares set aside for distribution have been distributed to holders of Class 5 claims, and approximately $9 million and $4 million in cash has been distributed to the holders of Class 6 and to the holders of Class 7 claims, respectively. Further, we pro-rated approximately $5 million from the settlement that the Creditor Trust received to holders of class 4, 5, 6, 8, 10 and 11 claims. Based on the Class 5 claims resolved and distributed to date, we believe that the ultimate amount of allowed Class 5 claims will be less than the $4.3 billion provided for in the Plan of Reorganization. The remaining shares left over after all Class 5 claims are ultimately settled will be distributed to the Class 5 creditors in proportion to their allowed claims.

Bankruptcy-Related Settlements

In fiscal 2007, fiscal 2006, and fiscal 2005, we recognized recoveries of $18 million, $14 million, and $40 million, respectively, from vendors who had received cash payments for pre-petition obligations (“critical vendor claims”) or preference payments. In conjunction with these recoveries, we were assigned 205,317 shares of common stock (weighted average price of $143.09 per share) with an approximate value of $29 million for fiscal 2007.

NOTE 14—INCOME TAXES

millions	2007	2006	2005
Income before income taxes
U.S.	$953	$2,125	$1,467
Foreign	499	346	495

Total	$1,452	$2,471	$1,962

Income tax expense
Current:
Federal	$76	$426	$251
State and local	43	75	81
Foreign	98	80	213

Total	217	581	545

Deferred:
Federal	253	258	227
State and local	2	44	19
Foreign	78	50	(76)

	333	352	170

Total	$550	$933	$715

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

	2007	2006	2005
Effective tax rate reconciliation
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal tax benefit	2.0	3.1	3.3
Tax credits	(0.4)	(0.3)	(0.3)
Equity in net income of affiliated companies	—	—	(0.2)
Basis difference in domestic subsidiary	0.3	0.4	—
Canada capital gain exemption	—	—	(3.0)
Other	1.0	(0.4)	1.6

	37.9%	37.8%	36.4%

millions	February 2, 2008	February 3, 2007
Deferred tax assets and liabilities
Deferred tax assets:
Federal benefit for state and foreign taxes	$147	$88
Accruals and other liabilities	380	348
Capital leases	192	150
NOL carryforwards	370	609
OPEB	237	258
Pension/Minimum pension	301	355
Deferred revenue	218	226
Other	247	213

Total deferred tax assets	2,092	2,247
Valuation allowance	(185)	(332)

Net deferred tax assets	1,907	1,915

Deferred tax liabilities:
Tradenames/Intangibles	1,334	1,203
Property and equipment	170	197
Inventory	362	325
Investments	51	90
Other	182	98

Total deferred tax liabilities	2,099	1,913

Net deferred tax (liability) asset	$(192)	$2

We account for income taxes in accordance with SFAS No. 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.

The Predecessor Company recorded a full valuation allowance against its pre-petition deferred tax assets in accordance with SFAS No. 109, as realization of such assets in future years was uncertain. During fiscal 2005, we recognized reversals of $1,249 million based on the utilization (or projected utilization) of such deferred tax assets. As of February 2, 2008, management continues to believe that all of our pre-petition net deferred tax assets will more likely than not be realized, due to the Merger and the actual and forecasted levels of

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

profitability, and as such the related valuation allowance has been reduced to zero at January 28, 2006. In accordance with SFAS No. 109, the portion of the reversal of the valuation allowance attributable to the Merger ($1,073 million) has been recorded as an adjustment to goodwill attributable to the Merger. In accordance with SOP 90-7, the remaining portion of the reversal of the valuation allowance is recorded as a direct credit to capital in excess of par.

In connection with the Merger, deferred tax assets of $350 million were recorded related to state net operating losses (“NOLs”) of Sears. A valuation allowance of $330 million was originally recorded with respect to this deferred tax asset. In fiscal 2006, deferred tax assets relating to the NOLs were reduced $3 million to a total of $347 million. A valuation allowance of an additional $2 million was recorded, bringing the total valuation allowance to $332 million. In fiscal 2007, deferred tax assets related to NOLs of Sears were adjusted for FIN 48, expiring NOLs and current year additions. The net effect was a reduction in Sears NOLs of $149 million to a total of $198 million. The valuation allowance was reduced $148 million to a total Sears valuation allowance of $184 million. The $148 million net reduction consisted of a $205 million reduction due to the implementation of FIN 48, offset by a $57 million addition due to current year NOL additions and FIN 48 requirements. We also recorded a $1 million valuation allowance on certain Kmart state five year net operating loss carryforwards for fiscal 2007. As a result, Kmart had a NOL deferred tax asset of $75 million and a valuation allowance of $1 million at the end of fiscal 2007. In fiscal 2007 we recognized an additional $24 million as a result of recently enacted state law changes. We will continue to assess the likelihood of realization of these state deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized. To the extent that the Sears valuation allowances are reversed in the future, such effects would be recorded as a decrease to goodwill.

During fiscal 2006 and fiscal 2005, we reduced our reserves for Predecessor Company income tax liabilities by $4 million and $1 million, respectively, primarily due to favorable claims settlements. In fiscal years 2007, 2006 and 2005, we also received a tax benefit of $32 million, $4 million and $91 million, respectively, relating to certain Class 5 and 6 pre-petition claims paid with equity. Additionally, in fiscal 2006, we increased our deferred tax assets by $127 million for income tax settlements. In accordance with SOP 90-7, subsequent to emergence from Chapter 11, any benefit realized from an adjustment to pre-confirmation income tax liabilities is recorded as an addition to Capital in excess of par value.

As a result of reaching various income tax audit settlements during fiscal 2006 pertaining to pre-Merger periods, we reduced approximately $196 million of tax liabilities with an offsetting credit recorded to goodwill. In accordance with SFAS No. 109, resolution of these matters results in a direct credit to Merger-related goodwill.

At February 2, 2008, we had Federal NOL carryforwards of approximately $274 million subject to an overall annual section 382 limitation of $96 million, generating deferred tax assets of approximately $96 million. The federal NOL carryforwards will expire in 2021, 2022 and 2023. We also have NOL carryforwards attributable to various states generating deferred tax assets of $88 million, which will predominantly expire between 2017 and 2027. We also have credit carryforwards of $72 million, which will expire by 2027.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

FIN 48 Accounting for Uncertainties in Income Taxes

Effective at the beginning of fiscal 2007, we adopted FIN 48, “Accounting for Uncertainties in Income Taxes—an Interpretation of FASB Statement No. 109”. The impact upon adoption was to decrease retained earnings by $6 million and to increase our accruals for uncertain tax positions by a corresponding amount. In accordance with FIN 48, we increased goodwill and accruals for uncertain tax positions by $13 million to reflect the measurement of uncertain tax positions associated with previous business acquisitions, and increased capital in excess of par value and decreased accruals for uncertain tax positions by $2 million to reflect measurement of an uncertain tax position related to Predecessor Company pre-petition income tax liabilities. In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” resolutions of these matters results in a direct credit to capital in excess of par value within shareholders’ equity. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

millions	Federal, State, and Foreign Tax
Gross UTB Balance at February 3, 2007	$408
Tax positions related to the current period:
Gross increases	45
Gross decreases	(14)
Tax positions related to prior periods:
Gross increases	98
Gross decreases	(21)
Settlements	(14)
Lapse of statute of limitations	(48)

Gross UTB Balance at February 2, 2008	$454

At the end of fiscal 2007, we had gross unrecognized tax benefits of $454 million. Of this amount, $116 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences and prior business combinations or any other indirect benefits. We expect that our unrecognized tax benefits could decrease up to $58 million over the next 12 months for state tax positions related to prior business dispositions due to both the expiration of the statute of limitations for certain jurisdictions as well as expected settlements.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. As of February 2, 2008, the total amount of interest and penalties recognized on our consolidated balance sheet was $100 million. The total amount of interest and penalties recognized in our consolidated statement of operations for fiscal 2007 was $5 million.

We file income tax returns in both the United States and various foreign jurisdictions. The Internal Revenue Service (“IRS”) has commenced an audit of the Holdings’ federal income tax return for the fiscal year 2005 and the Sears federal income tax returns for the fiscal years 2004 and 2005 through the date of the Merger. The IRS has completed its examination of Sears’ federal income tax returns for the fiscal years 2002 and 2003, and we are working with the IRS to resolve certain matters arising from this exam. In addition, Holdings and Sears are subject to various state, local and foreign income tax examinations for the fiscal years 2001—2005 and Kmart is subject to such examinations for the fiscal years 2003—2005.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 15—REAL ESTATE TRANSACTIONS

Gain on Sale of Assets

We recognized $38 million, $82 million, and $39 million in gains on sales of assets during fiscal 2007, fiscal 2006, and fiscal 2005, respectively. These gains were primarily a function of several large real estate transactions. During fiscal 2007, the gain on sale of assets included a $21 million pre-tax gain on the sale of our Sears fashion center in Los Angeles. During fiscal 2006, the gain on sale of assets included a $41 million pre-tax gain on the sale of our former Kmart corporate headquarters.

In August 2007, Sears Canada sold its headquarters office building and adjacent land in Toronto, Ontario for proceeds of $81 million Canadian, net of closing costs. Sears Canada is currently leasing back the property under a leaseback agreement for a period up to 36 months, and incurring its current level of occupancy costs, until it relocates all head office operations to currently underutilized space in the Toronto Eaton Centre, Ontario. The carrying value of the property was approximately $35 million as of February 2, 2008. Given the terms of the leaseback, the excess of proceeds received over the carrying value of the associated property has been deferred, and the resulting gain will be recognized at the end of the leaseback period when Sears Canada is no longer utilizing the associated property.

We classify a portion of our property as held for sale when a sales transaction has been entered into but has not been closed. Property held for sale at February 2, 2008 totaled $42 million. We did not have any property held for sale as of February 3, 2007.

Property Acquisitions

During fiscal 2007, fiscal 2006, and fiscal 2005, we purchased 28, 8 and 19 previously leased operating properties for $109 million, $26 million, and $98 million, respectively. In the normal course of business, we consider opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash. In addition, we review leases that will expire in the short-term in order to determine the appropriate action to take with respect to them.

NOTE 16—LEASES

We lease certain stores, office facilities, warehouses, computers and transportation equipment.

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

Rental Expense for operating leases was as follows:

millions	2007	2006	2005
Minimum rentals	$904	$900	$901
Percentage rentals	39	42	43
Less—Sublease rentals	(60)	(53)	(53)

Total	$883	$889	$891

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Minimum lease obligations, excluding taxes, insurance and other expenses payable directly by us, for leases in effect as of February 2, 2008, were as follows:

millions	Minimum Lease Commitments
	Capital	Operating
As of February 2, 2008
2008	$143	$834
2009	135	751
2010	131	649
2011	126	566
2012	122	478
Later years	668	3,654

Total minimum lease payments(1)	1,325	6,932
Less—minimum sublease income		(315)

Net minimum lease payments		$6,617

Less:
Estimated executory costs	(165)
Interest at a weighted average rate of 7.9%	(411)

Capital lease obligations	749
Less current portion of capital lease obligations	(64)

Long-term capital lease obligations	$685

(1)	Sears Canada: Total operating minimum lease payments of $578 million.

NOTE 17—RELATED PARTY DISCLOSURE

Our Board of Directors has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and Finance Committee and is the Chairman and Chief Executive Officer of ESL. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf. ESL beneficially owned 49.6% of our outstanding common stock as of February 2, 2008.

Further, to clarify the expectations that the Board of Directors has with respect to the investment of our surplus cash, the Board has renounced, in accordance with Delaware law, any interest or expectancy of the Company associated with any investment opportunities in securities that may come to the attention of Mr. Lampert or any employee, officer, director or advisor to ESL and its affiliated investment entities who also serves as an officer or director of the Company (each, a “Covered Party”) other than (a) investment opportunities that come to such Covered Party’s attention directly and exclusively in such Covered Party’s capacity as a director, officer or employee of the Company, (b) control investments in companies in the mass merchandising, retailing, commercial appliance distribution, product protection agreements, residential and commercial product installation and repair services and automotive repair and maintenance industries and (c) investment opportunities in companies or assets with a significant role in our retailing business, including investment in real estate currently leased by the Company or in suppliers for which the Company is a substantial customer representing over 10% of such companies’ revenues, but excluding investments of ESL as of May 23, 2005.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Holdings employs certain employees of ESL. William C. Crowley is a director and our Executive Vice President, Chief Administrative Officer while continuing his role as President and Chief Operating Officer of ESL. Our Senior Vice President of Real Estate is also employed by ESL.

On January 18, 2007, Sears made a payment to plaintiffs in the case of In re: Sears, Roebuck and Co. Securities Litigation of approximately $215 million pursuant to the terms of a settlement dated September 14, 2006. Certain affiliates of ESL owned shares of common stock of Sears before, during and after the class period and were included in the class certified by the Court. Accordingly, these affiliates of ESL received their proportionate share of the net settlement proceeds (approximately $12.9 million) in connection with the settlement.

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

NOTE 18—SUPPLEMENTAL FINANCIAL INFORMATION

Other current liabilities as of February 2, 2008 and February 3, 2007 consisted of the following:

millions	February 2, 2008	February 3, 2007
Payroll and benefits payable	$367	$533
Outstanding checks in excess of funds on deposit	405	353
Current portion of self-insurance reserves	377	370
Accrued expenses	930	896
Other	1,892	1,743

Total	$3,971	$3,895

Minority interest and other liabilities as of February 2, 2008 and February 3, 2007 consisted of the following:

millions	February 2, 2008	February 3, 2007
Unearned revenues	$945	$928
Self-insurance reserves	802	772
Minority interest	313	166
Other	1,244	932

Total	$3,304	$2,798

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 19—SUMMARY OF SEGMENT DATA

We currently have three reportable segments: Kmart, Sears Domestic and Sears Canada. The accompanying summary of segment data for the year ended January 28, 2006 includes the results of operations of Sears subsequent to March 24, 2005, the date of the Merger. During the fourth quarter of 2007, Sears Canada changed its fiscal year end from the Saturday nearest December 31st to the Saturday nearest January 31st. This change has been retrospectively applied to all prior year amounts included in the following segment results. See Note 3 for further information on the impact of this change.

millions	2007
	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$17,256	$27,845	$5,602	$50,703
Costs and expenses
Cost of sales, buying and occupancy	13,202	19,589	3,847	36,638
Selling and administrative	3,537	6,698	1,233	11,468
Depreciation and amortization	116	802	131	1,049
Gain on sales of assets	(1)	(28)	(9)	(38)

Total costs and expenses	16,854	27,061	5,202	49,117

Operating income	$402	$784	$400	$1,586

Total assets	$6,275	$17,635	$3,487	$27,397

millions	2006
	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$18,647	$29,179	$5,190	$53,016
Costs and expenses
Cost of sales, buying and occupancy	14,061	20,120	3,643	37,824
Selling and administrative	3,623	6,820	1,131	11,574
Depreciation and amortization	77	927	139	1,143
Gain on sales of assets	(71)	(11)	—	(82)
Restructuring charges	9	—	19	28

Total costs and expenses	17,699	27,856	4,932	50,487

Operating income	$948	$1,323	$258	$2,529

Total assets	$7,750	$19,209	$2,947	$29,906

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

millions	2005
	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$19,094	$25,868	$4,280	$49,242
Credit and financial products revenues	—	—	213	213

Total revenues	19,094	25,868	4,493	49,455
Costs and expenses
Cost of sales, buying and occupancy	14,462	18,221	3,060	35,743
Selling and administrative	3,804	5,968	1,120	10,892
Depreciation and amortization	47	769	126	942
(Gain) loss on sales of assets	(40)	1	—	(39)
Gain on sale of business	—	—	(317)	(317)
Restructuring charges	54	—	57	111

Total costs and expenses	18,327	24,959	4,046	47,332

Operating income	$767	$909	$447	$2,123

Total assets	$7,325	$20,262	$2,880	$30,467

NOTE 20—LEGAL PROCEEDINGS

Pending against Sears and certain of its officers and directors are a number of lawsuits, described below, that relate to Sears’ former credit card business and public statements about it. We believe that all of these claims lack merit and, except as noted below, are defending against them vigorously.

•

Marilyn Clark, derivatively on behalf of Sears, Roebuck and Co. v. Alan J. Lacy, et al.—On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York (the “New York Court”) against Sears (as a nominal defendant) and certain current and former directors seeking damages on behalf of Sears. The complaint purports to allege a breach of fiduciary duty by the directors with respect to Sears’ management of its credit business. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois (the “Illinois State Court”), and a third was filed in the United States District Court for the Northern District of Illinois. The New York Court derivative suit was dismissed on June 21, 2004. A New York appellate court affirmed the dismissal on December 6, 2005, and the time for further appeal has expired. The two Illinois State Court derivative suits were dismissed on September 30, 2004. The order of dismissal became final on December 1, 2004, and the time to appeal has expired. The defendant directors filed a motion to dismiss the Illinois federal court action on May 22, 2006. In lieu of a response, plaintiffs filed an amended complaint seeking to correct various procedural deficiencies in their original pleading and adding Sears Holdings Corporation as a defendant. Prior to the defendants responding to the amended complaint, the parties had agreed to settle the matter. However, plaintiffs subsequently indicated that they were not proceeding with the settlement and as a result, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion is scheduled to be completed by early April 2008. Meanwhile, plaintiffs have filed a motion seeking a voluntary dismissal without prejudice.

•

Thomas G. Ong for Thomas G. Ong IRA, et al. v. Sears, Roebuck & Co., et al.—On June 17, 2003, an action was filed in the United States District Court for the Northern District of Illinois against Sears and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. Pursuant to a subsequently filed amended complaint, plaintiffs named as additional defendants certain former Sears officers not originally named, SRAC and several investment banking firms, which had acted as

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

underwriters for SRAC’s March 18, May 21, and June 21, 2002 notes offerings. The complaint purports to allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and, as against the individual defendants, violations of §20(a) of the Exchange Act. The complaint purports to allege that defendants made a number of false and misleading statements in one or more prospectuses for debt securities offerings and in SEC filings and other public statements, concerning the adequacy of reserves for uncollectible accounts, and the condition of Sears’ former credit business, among other things. The parties have settled the matter and on February 28, 2008, the Court granted preliminary approval of the settlement. Subsequently, Sears transferred the full settlement amount to an escrow account in accordance with the terms of the settlement agreement. In agreeing to the settlement, defendants did not admit any wrongdoing and denied committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. The Company previously established a reserve for the expected settlement and it will not have a material adverse effect on our annual results of operations, financial position, liquidity or capital resources.

Following the announcement of the Merger on November 17, 2004, several actions have been filed relating to the transaction. These lawsuits are in their preliminary stages, and defendants have not yet been required to respond to certain of the complaints. We believe that all of these claims lack merit and intend to defend against them vigorously.

•

William Fischer, individually and on behalf of all others similarly situated v. Sears, Roebuck and Co., et al.—Three actions were filed and then consolidated in the Circuit Court of Cook County, Illinois. These actions assert claims on behalf of a purported class of Sears’ stockholders against Sears and certain of its officers and directors, together with Kmart, Edward S. Lampert, William C. Crowley and other affiliated entities, alleging breach of fiduciary duty in connection with the Merger and seeking damages. The plaintiffs allege that the Merger favors interested defendants by awarding them disproportionate benefits, and that the defendants failed to take appropriate steps to maximize the value of a merger transaction for Sears’ stockholders. On September 7, 2006, plaintiffs filed a notice of appeal with the Illinois Appellate Court of the Circuit Court’s August 8, 2006 order dismissing plaintiffs’ amended complaint. Pursuant to an order dated December 21, 2007, the Appellate Court affirmed the Circuit Court’s dismissal of plaintiffs’ amended complaint. Plaintiffs then petitioned the Illinois Supreme Court for leave to appeal the dismissal, which the Supreme Court subsequently denied without prejudice. Plaintiffs have filed an amended petition for leave to appeal to the Supreme Court.

•

Maurice Levie, individually and on behalf of all others similarly situated v. Sears, Roebuck & Co., et al.—One action has been filed in the United States District Court for the Northern District of Illinois. This action asserts claims under the federal securities laws on behalf of a purported class of Sears’ stockholders against Sears and Alan J. Lacy, for allegedly failing to make timely disclosure of merger discussions with Kmart during the period September 9 through November 16, 2004, and seeks damages. The court appointed a lead plaintiff and lead counsel, and an amended complaint was filed on March 11, 2005. The amended complaint names Edward S. Lampert and ESL Partners, L.P. as additional defendants, and purports to assert claims on behalf of sellers of Sears stock during the period September 9 through November 16, 2004. The defendants have answered the amended complaint. On July 17, 2007, the Court granted in part and denied in part plaintiffs’ motion for class certification, certifying a class of Sears stockholders who sold shares of Sears stock between September 9, 2004 and November 16, 2004, excluding short sellers who covered their positions during the class period. On September 24, 2007, the Seventh Circuit Court of Appeals denied defendants’ petition for leave to appeal the class certification order. Merits discovery is underway.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Effective May 11, 2005, Sears terminated for cause its Master Services Agreement (the “Agreement”) with Computer Sciences Corporation (“CSC”). CSC had been providing information technology infrastructure support services, including desktops, servers, and systems to support Sears-related websites, voice and data networks and decision support technology to Sears and its subsidiaries under the 10-year Agreement entered into in June 2004. CSC disputed Sears’ assertion that grounds for termination for cause existed and claimed that, as a result of terminating the Agreement, Sears was liable to CSC for damages. On December 12, 2006, both Sears and CSC filed separate Statements of Claim and Demands for Arbitration with the American Arbitration Association seeking to resolve their dispute. Pursuant to an agreement dated October 22, 2007, the parties agreed to settle the matter and on January 8, 2008, Sears made a net payment to CSC of $75 million in full and final satisfaction of all amounts owed to CSC under the settlement agreement. In agreeing to the settlement, Sears did not admit any wrongdoing. Sears agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted arbitration. Because we previously established a $54 million reserve for the expected settlement by Sears, we recorded a $21 million charge in the third quarter of fiscal 2007 for the settlement on a pre-tax basis.

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

In re: Sears Holdings Corporation Securities Litigation—In May and July 2006, two putative class action lawsuits, which each name as defendants Sears Holdings Corporation and Edward S. Lampert, were filed in United States District Court for the Southern District of New York, purportedly on behalf of a class of persons that sold shares of Kmart Holding Corporation stock on or after May 6, 2003 through June 4, 2004. The plaintiffs in each case allege that Kmart’s Plan of Reorganization and Disclosure Statement filed on January 24, 2003 and amended on February 25, 2003 misrepresented Kmart’s assets, particularly its real estate holdings, as evidenced by the prices at which Kmart subsequently sold certain of its stores in June 2004 to Home Depot and Sears. The plaintiffs seek damages for alleged misrepresentations. On December 19, 2006, the Court consolidated the actions. The plaintiffs have filed their consolidated complaint. The defendants have moved to dismiss the consolidated complaint. Briefing on the motion is complete and the parties await a ruling from the Court.

AIG Annuity Insurance Company, et al. v. Sears, Roebuck and Co. —On October 12, 2004, an action was filed against Sears in the District Court, 192nd Judicial District, Dallas County, Texas by several holders of certain bonds issued by Sears from 1991 through 1993. Plaintiffs purport to allege under theories of breach of contract and misrepresentation, that Sears prematurely redeemed the bonds in 2004 following Sears’ sale of the credit business in 2003. On February 2, 2007, a jury in the case reached a verdict against Sears and the Court subsequently awarded plaintiffs $61 million plus post-judgment interest. Sears has filed a notice of appeal and briefing on the appeal is complete. The parties expect the Court to set the matter for oral argument soon.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

NOTE 21—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following quarterly financial information reflects the impact of the change in Sears Canada’s year end. We have retrospectively adjusted quarterly amounts previously reported as required by SFAS 154. See Note 3 for further discussion of this change in accounting principle.

millions, except per share data	2007
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
Total revenues
Before change in Canadian year end	$11,702	$12,239	$11,548	$15,070
Impact of change in Canadian year end	45	21	74	4

After change in Canadian year end	$11,747	$12,260	$11,622	$15,074

Cost of sales, buying and occupancy
Before change in Canadian year end	$8,417	$8,845	$8,387	$10,899
Impact of change in Canadian year end	20	24	45	1

After change in Canadian year end	$8,437	$8,869	$8,432	$10,900

Selling and administrative
Before change in Canadian year end	$2,634	$2,799	$2,860	$3,144
Impact of change in Canadian year end	10	3	24	(6)

After change in Canadian year end	$2,644	$2,802	$2,884	$3,138

Net income
Before change in Canadian year end	$216	$176	$2	$419
Impact of change in Canadian year end	7	(3)	2	7

After change in Canadian year end	$223	$173	$4	$426

Basic and diluted net income per share
Before change in Canadian year end	$1.40	$1.17	$0.01	$3.12
Impact of change in Canadian year end	0.05	(0.02)	0.02	0.05

After change in Canadian year end	$1.45	$1.15	$0.03	$3.17

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

millions, except per share data	2006
	First Quarter	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)

Total revenues
Before change in Canadian year end	$11,998	$12,785	$11,941	$16,288
Impact of change in Canadian year end	50	(4)	64	(106)

After change in Canadian year end	$12,048	$12,781	$12,005	$16,182

Cost of sales, buying and occupancy
Before change in Canadian year end	$8,665	$9,158	$8,557	$11,440
Impact of change in Canadian year end	32	(5)	44	(67)

After change in Canadian year end	$8,697	$9,153	$8,601	$11,373

Selling and administrative
Before change in Canadian year end	$2,721	$2,827	$2,834	$3,199
Impact of change in Canadian year end	4	(7)	16	(20)

After change in Canadian year end	$2,725	$2,820	$2,850	$3,179

Net income
Before change in Canadian year end	$180	$294	$196	$820
Impact of change in Canadian year end	5	4	2	(9)

After change in Canadian year end	$185	$298	$198	$811

Basic and diluted net income per share
Before change in Canadian year end	$1.14	$1.88	$1.27	$5.33
Impact of change in Canadian year end	0.03	0.03	0.01	(0.06)

After change in Canadian year end	$1.17	$1.91	$1.28	$5.27

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

Quarterly Items:

(1)

The first quarter of 2007 includes (i) a $30 million gain ($18 million after tax or $0.12 per diluted share) related to the legal settlement of a contractual dispute and (ii) a curtailment gain of $27 million ($16 million after tax or $0.11 per diluted share) related to certain amendments made to Sears Canada’s post-retirement benefit plans.

(2)

The second quarter of 2006 includes a $36 million pre-tax gain ($0.14 per diluted share) representing the Company’s portion of proceeds received related to the settlement of Visa/MasterCard antitrust litigation.

(3)

The third quarter of 2006 includes (i) pre-tax gains of $101 million ($0.42 per diluted share) on the Company’s total return swap investments and (ii) $6 million of net income ($0.04 per diluted share) related to the resolution of certain income tax matters.

(4)

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

SEARS HOLDINGS CORPORATION

Schedule II—Valuation and Qualifying Accounts

Fiscal Years 2007, 2006 and 2005

millions	Balance at beginning of period	Additions charged to costs and expenses	Additions (deductions) resulting from the Merger charged to other accounts	(Deductions)	Balance at end of period
Allowance for Doubtful Accounts(1):
Fiscal 2007	$29	$11	$—	$(3)	$37
Fiscal 2006	35	64	—	(70)	29
Fiscal 2005	40	71	16	(92)	35
Allowance for Deferred Tax Assets(2):
Fiscal 2007	332	58	—	(205)	185
Fiscal 2006	330	2	—	—	332
Fiscal 2005	1,249	24	330	(200)	330
			(1,073)

(1)	Charges to the account are for the purposes for which the reserves were created.
(2)

The Predecessor Company recorded a full valuation allowance against its pre-petition deferred tax assets in accordance with SFAS No. 109, as realization of such assets in future years was uncertain. During fiscal 2005, we recognized reversals of, $1,249 million based on the utilization (or projected utilization) of such deferred tax assets. As of February 2, 2008, management continues to believe that all of our pre-petition net deferred tax assets will more likely than not be realized due to the Merger and the actual and forecasted levels of profitability, and as such the related valuation allowance was reduced to zero at January 28, 2006. In accordance with SFAS No. 109, the portion of the reversal of the valuation allowance attributable to the Merger ($1,073 million) was recorded as an adjustment to goodwill attributable to the Merger. In accordance with SOP 90-7, the remaining portion of the reversal of the valuation allowance is recorded as a direct credit to capital in excess of par.

In connection with the Merger, deferred tax assets of $350 million were recorded related to state net operating losses (“NOLs”) of Sears. A valuation allowance of $330 million was originally recorded with respect to this deferred tax asset. In fiscal 2006, deferred tax assets relating to the NOLs were reduced $3 million to a total of $347 million. A valuation allowance of an additional $2 million was recorded, bringing the total valuation allowance to $332 million. In fiscal 2007, deferred tax assets related to NOLs of Sears were adjusted for FIN 48, expiring NOLs and current year additions. The net effect was a reduction in Sears NOLs of $149 million to a total of $198 million. The valuation allowance was reduced $148 million to a total Sears valuation allowance of $184 million. The $148 million net reduction consisted of a $205 million reduction due to the implementation of FIN 48, offset by a $57 million addition due to current year NOL additions and FIN 48 requirements. We also recorded a $1 million valuation allowance on certain Kmart state five year net operating loss carryforwards for fiscal 2007.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 26, 2008

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008. In making its assessment, management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The assessment included the documentation and understanding of the Company’s internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.

Based on this evaluation, management concluded that, as of February 2, 2008, the Company’s internal control over financial reporting is effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

Deloitte & Touche LLP, independent registered public accounting firm, has reported on the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sears Holdings Corporation

We have audited the accompanying consolidated balance sheets of Sears Holdings Corporation and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended February 2, 2008. Our audits also included the financial statement schedule listed in the Index at Item 8. We have also audited the Company’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2008 and February 3, 2007, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 3 and 10 to the consolidated financial statements, the Company changed (a) the fiscal year end of one of its subsidiaries to conform to the Company’s fiscal year in fiscal 2007, (b) its method of accounting for pension and other postretirement benefits in fiscal 2006 and fiscal 2005 and (c) its method of accounting for certain indirect buying, warehousing, and distribution costs in fiscal 2005.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois March 25, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the principal executive officer and principal financial officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of Holdings is incorporated herein by reference to the information regarding Director nominees and current Directors under “Item 1. Election of Directors” and the information under “Committees of the Board of Directors,” “Director Independence” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2008 Proxy Statement and to Part I of this Report.

Holdings has adopted a Code of Conduct, which applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer, and a Code of Conduct for its Board of Directors. Directors who are also officers of Holdings are subject to both codes of conduct. Each code of conduct is a code of ethics as defined in Item 406 of SEC Regulation S-K. The codes of conduct are available on the Corporate Governance section of our website at www.searsholdings.com. Any amendment to, or waiver from, a provision of the codes of conduct will be posted to the above-referenced website.

There were no changes to the process by which stockholders may recommend nominees to the Board of Directors during the last fiscal year.

Item 11.	Executive Compensation

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of the 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Amount and Nature of Beneficial Ownership” of the 2008 Proxy Statement.

See also “Equity Compensation Plan Information” in Item 5 of this Report for a discussion of securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading “Certain Relationships and Transactions” and “Corporate Governance” of the 2008 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading “Independent Auditor Fees” of the 2008 Proxy Statement.

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

SEARS HOLDINGS CORPORATION

By:	/s/ WILLIAM K. PHELAN
Name:	William K. Phelan
Title:	Senior Vice President, Controller and Treasurer
March 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

* W. BRUCE JOHNSON W. Bruce Johnson	Interim Chief Executive Officer and President (principal executive officer)	March 26, 2008

* J. MILES REIDY J. Miles Reidy	Executive Vice President and Chief Financial Officer (principal financial officer)	March 26, 2008

* WILLIAM K. PHELAN William K. Phelan	Senior Vice President, Controller and Treasurer (principal accounting officer)	March 26, 2008

* EDWARD S. LAMPERT Edward S. Lampert	Director and Chairman of the Board of Directors	March 26, 2008

* WILLIAM C. CROWLEY William C. Crowley	Director, Executive Vice President and Chief Administrative Officer	March 26, 2008

* STEVEN T. MNUCHIN Steven T. Mnuchin	Director	March 26, 2008

* RICHARD C. PERRY Richard C. Perry	Director	March 26, 2008

* ANN N. REESE Ann N. Reese	Director	March 26, 2008

* KEVIN B. ROLLINS Kevin B. Rollins	Director	March 26, 2008

* EMILY SCOTT Emily Scott	Director	March 26, 2008

* THOMAS J. TISCH Thomas J. Tisch	Director	March 26, 2008

By	/s/ WILLIAM K. PHELAN
* William K. Phelan Individually and as Attorney-in-fact

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

4.1	Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

10.1	Registrant’s 2005 Senior Executive Long-Term Incentive Program (incorporated by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K/A (Amendment No. 1) dated September 29, 2005 (File No. 000-51217)).**

10.2	First Amendment to Registrant’s 2005 Senior Executive Long-Term Incentive Program (incorporated by reference to Exhibit 10(a) to Registrant’s Current Report on Form 8-K dated September 16, 2005 (File No. 000-51217)).**

10.3	Sears, Roebuck and Co.’s Supplemental Retirement Income Plan, as amended and restated effective March 25, 1997 (incorporated by reference to Exhibit 10.(ii)(11) to Sears, Roebuck and Co.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 1-416)).**

10.4	Sears Holdings Corporation 2006 Stock Plan, as amended (incorporated by reference to Appendix C to Registrant’s Proxy Statement dated March 15, 2006 (File No. 00051217)).**

*10.5	Sears Holdings Corporation Umbrella Incentive Program, as amended.**

10.6	Amended and Restated Employment Agreement dated as of March 24, 2005 between Sears Holdings Corporation and Aylwin B. Lewis (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 30, 2005 (File No. 000-51217)).**

10.7	Form of Nonqualified Stock Option Agreement between Kmart Holding Corporation and Aylwin B. Lewis (incorporated by reference to Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 on Form S-8, filed on March 24, 2005 (File No. 333-123544)).**

10.8	Form of Restricted Share Agreement between Kmart Holding Corporation and Aylwin B. Lewis (incorporated by reference to Exhibit 4.5 to Registrant’s Post-Effective Amendment No. 1 on Form S-8, filed on March 24, 2005 (File No. 333-123544)).**

10.9	Form of Restricted Share Agreement between Kmart Holding Corporation and Aylwin B. Lewis(incorporated by reference to Exhibit 4.6 to Registrant’s Post-Effective Amendment No. 1 on Form S-8, filed on March 24, 2005 (File No. 333-123544)).**

10.10	Letter from Registrant to W. Bruce Johnson relating to employment dated February 3, 2006 (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K, for the fiscal year ended January 28, 2006 (the “2005 10-K”)) (File No. 000-51217).**

10.11	Letter from Registrant to W. Bruce Johnson relating to employment dated January 28, 2008.**

10.12	Letter from Registrant to J. Miles Reidy relating to employment dated September 12, 2007 (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, dated September 10, 2007, filed on September 14, 2007 (File No. 000-51217)).**

10.13	Letter from Registrant to Maureen McGuire relating to employment dated September 28, 2005 (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K, for the fiscal year ended February 3, 2007 (the “2007 10-K”)) (File No. 000-51217).**

*10.14	Letter from Registrant to Corwin M. Yulinsky relating to employment dated October 2, 2005.**

*10.15	Letter from Registrant to John C. Walden relating to employment dated December 20, 2006.**

*10.16	Form of Executive Severance Agreement.**

*10.17	Form of Executive Severance Agreement.**

*10.18	Form of Executive Severance Agreement.**

*10.19	Form of Executive Severance Agreement.**

10.20	Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10(c) to Registrant’s Current Report on Form 8-K, dated April 26, 2005, filed on April 29, 2005 (File No. 000-51217)).**

10.21	Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10(d) to Registrant’s Current Report on Form 8-K, dated April 26, 2005, filed on April 29, 2005 (File No. 000-51217)).**

10.22	Revised Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005 (File No. 000-51217)).**

10.23	Revised Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005 (File No. 000-51217)).**

10.24	Sears Holdings Corporation Director Compensation Program (incorporated by reference to Exhibit 10(b) to Registrant’s Current Report on Form 8-K dated September 29, 2005 (File No. 000-51217)).**

10.25	Letter of Credit Agreement, dated as of August 13, 2004 among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks (incorporated by reference to Exhibit 10.3 to Kmart Holding Corporation’s Quarterly Report on Form 10-Q, for the fiscal quarter ended July 28, 2004 (File No. 000-50278)).

10.26	First Amendment to Letter of Credit Agreement, dated as of August 13, 2004 among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks (incorporated by reference to Exhibit 10.3 to the Kmart Holding Corporation’s Quarterly Report on Form 10-Q, for the fiscal quarter ended October 27, 2004 (File No. 000-50278)).

10.27	Second Amendment to Letter of Credit Agreement, dated as of December 23, 2004, among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks (incorporated by reference to Exhibit 10.36 to the Kmart Holding Corporation’s Annual Report on Form 10-K, for the fiscal year ended January 26, 2005 (File No. 000-50278)).

10.28	Third Amendment to Letter of Credit Agreement, dated as of July 21, 2006, among Kmart Corporation, Sears, Roebuck and Co., and Bank of America, National Association as issuing bank (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2006 (File No. 000-51217)).

*10.29	Fourth Amendment to Letter of Credit Agreement, dated as of February 22, 2008, among Kmart Corporation, Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Sears, Roebuck and Co., and Bank of America, National Association as issuing bank.

10.30	Guarantee executed by Sears, Roebuck and Co. under the Indenture, dated as of May 15, 1995, between Sears Roebuck Acceptance Corp. and JP Morgan Chase Bank (successor to The Chase Manhattan Bank, N.A.), as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 (incorporated by reference to Exhibit 4(g) to Sears Roebuck Acceptance Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-4040)).

10.31	Guarantee executed by Sears, Roebuck and Co. under the Indenture, dated as of October 1, 2002, between Sears Roebuck Acceptance Corp. and BNY Midwest Trust Company, as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 (incorporated by reference to Exhibit 4(h) to Sears Roebuck Acceptance Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-4040)).

10.32

Guarantee dated as of November 3, 2003 by Sears, Roebuck and Co. of the commercial paper master notes of Sears Roebuck Acceptance Corp. (incorporated by reference to Exhibit 10.38 to Sears, Roebuck and Co.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File

No. 1-416)).

10.33	Five-Year Credit Agreement, dated as of February 22, 2005 (the “Credit Agreement”), among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation as Borrowers, the Initial Lenders named therein, Citicorp USA, Inc. and Bank of America, N.A., as Syndication Agents, Barclays Bank PLC, Lehman Commercial Paper Inc., HSBC Bank USA, Merrill Lynch Bank USA, Morgan Stanley Bank, The Royal Bank of Scotland, PLC and Wachovia Bank National Association, the Documentation Agents, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10(a) to Sears Roebuck Acceptance Corp.’s current report on Form 8-K dated February 22, 2005, filed on February 28, 2005 (File No. 1-4040)).

10.34	First Amendment, dated as of November 4, 2005, to the Credit Agreement, among the Registrant, Sears Roebuck Acceptance Corp., Kmart Corporation, the Lenders party thereto, certain other parties, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.35 to the 2005 10-K (File No. 000-51217)).

10.35	Guarantee and Collateral Agreement dated March 24, 2005 by and among the Registrant, Sears, Roebuck and Co., and certain other affiliates of the Company (incorporated by reference to Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005 (File No. 000-51217)).

10.36	Purchase, Sale and Servicing Transfer Agreement, dated as of July 15, 2003, by and among Sears, Roebuck and Co., certain subsidiaries of Sears, Roebuck and Co. and Citicorp (incorporated by reference to Exhibit 10.1 to Sears, Roebuck and Co.’s Current Report on Form 8-K dated July 15, 2003 (File No. 1-416)).

10.37	Amendment No. 1, dated as of November 3, 2003, to the Purchase, Sale and Servicing Transfer Agreement, by and among Sears, Roebuck and Co., certain subsidiaries of Sears, Roebuck and Co. and Citicorp (incorporated by reference to Exhibit 2(b) to Sears, Roebuck and Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-416)).

10.38

Amended and Restated Program Agreement, dated as of July 15, 2003, amended and restated as of November 3, 2003, by and between Sears, Roebuck and Co., Sears Intellectual Property Management Company and Citibank (USA) N.A. (incorporated by reference to Exhibit 10(a) to Sears, Roebuck and Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File

No. 1-416).

10.39	Terms Sheet For Revision of Program Agreement Between Sears, Roebuck and Co. and Citibank USA, N.A., dated April 29, 2005 (incorporated by reference to Exhibit 10.40 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005 (File No. 000-51217)).

10.40	Registrant’s 2006 Long-Term Incentive Program (incorporated by reference to Exhibit 10.43 to the 2005 10-K) (File No. 000-51217).**

10.41	Sears Holdings Corporation 2007 Executive Long-Term Incentive Program Document (incorporated by reference to Appendix A-1 to Registrant’s Proxy Statement dated April 3, 2007 (File No. 000-51217)).**

10.42	Registrant’s 2007 Annual Incentive Plan Document (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2007 (File No. 000-51217)).

10.43	Form of Sears Holdings Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.44 to Registrant’s 2007 10-K) (File No. 000-51217).**

10.44	Form of 2005 LTIP and 2006 LTIP Award Agreement (incorporated by reference to Exhibit 10.45 to Registrant’s 2007 10-K) (File No. 000-51217).**

10.45	Form of 2007 Executive LTIP Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2007) (File No. 000-51217).**

*18	Letter from Deloitte & Touche LLP.

*21	Subsidiaries of Registrant.

*23	Consent of Deloitte & Touche LLP.

*24	Power of Attorney of certain officers and directors of Registrant.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

E-4