Form 10-Q
period 2008-05-03
SEARS HOLDINGS CORP
filed 2008-05-30
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act	of 1934 for the Quarterly Period Ended May 3, 2008

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act	of 1934

Commission file number 000-51217

SEARS HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois	60179
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (847) 286-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒            No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐            No    ☒

As of May 23, 2008, the registrant had 132,013,524 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 Weeks Ended May 3, 2008 and May 5, 2007

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended
millions, except per share data	May 3, 2008	May 5, 2007
REVENUES
Merchandise sales and services	$11,068	$11,747

COSTS AND EXPENSES
Cost of sales, buying and occupancy	8,045	8,437
Selling and administrative	2,815	2,644
Depreciation and amortization	248	262
Gain on sales of assets	(32)	(5)

Total costs and expenses	11,076	11,338

Operating income (loss)	(8)	409
Interest and investment income	(11)	(40)
Interest expense	66	73
Other (income) loss	1	(5)

Income (loss) before income taxes and minority interest	(64)	381
Income tax expense (benefit)	(28)	148
Minority interest	20	10

NET INCOME (LOSS)	$(56)	$223

EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per share	$(0.43)	$1.45
Diluted earnings (loss) per share	$(0.43)	$1.45
Basic weighted average common shares outstanding	131.7	153.8
Diluted weighted average common shares outstanding	131.7	153.9

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)		February 2, 2008
millions, except per share data	May 3, 2008	May 5, 2007
ASSETS
Current assets
Cash and cash equivalents	$1,413	$3,506	$1,622
Accounts receivable	943	840	744
Merchandise inventories	10,309	10,349	9,963
Prepaid expenses and other current assets	434	431	438
Deferred income taxes	34	293	35

Total current assets	13,133	15,419	12,802
Property and equipment, net	8,698	8,943	8,863
Goodwill	1,668	1,714	1,686
Tradenames and other intangible assets	3,343	3,413	3,353
Other assets	496	383	693

TOTAL ASSETS	$27,338	$29,872	$27,397

LIABILITIES
Current liabilities
Short-term borrowings	$809	$98	$162
Current portion of long-term debt and capitalized lease obligations	410	738	242
Merchandise payables	3,681	3,587	3,487
Income taxes payable	—	8	54
Other current liabilities	3,424	3,465	3,971
Unearned revenues	1,110	1,093	1,121
Other taxes	537	562	525

Total current liabilities	9,971	9,551	9,562

Long-term debt and capitalized lease obligations	2,289	2,681	2,606
Pension and postretirement benefits	1,176	1,488	1,258
Minority interest and other long-term liabilities	3,332	3,213	3,304

Total Liabilities	16,768	16,933	16,730

SHAREHOLDERS’ EQUITY
Preferred stock, 20 shares authorized; no shares outstanding	—	—	—
Common stock $0.01 par value; 500 shares authorized; 132, 154, and 132 shares outstanding, respectively	1	2	1
Capital in excess of par value	10,415	10,402	10,419
Retained earnings	4,453	3,908	4,509
Treasury stock—at cost	(4,361)	(1,452)	(4,331)
Accumulated other comprehensive income	62	79	69

Total Shareholders’ Equity	10,570	12,939	10,667

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,338	$29,872	$27,397

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
millions	May 3, 2008	May 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(56)	$223
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	248	262
Curtailment gain on Sears Canada’s post-retirement benefit plans	—	(27)
Loss on total return swaps, net	—	21
Gain on sales of assets	(32)	(5)
Other non-cash items affecting earnings	6	—
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(68)	(88)
Merchandise inventories	(368)	(411)
Merchandise payables	206	251
Income and other taxes	(110)	(366)
Other operating assets	81	7
Other operating liabilities(1)(2)	(424)	(61)

Net cash used in operating activities	(517)	(194)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	44	18
Purchases of investments	(13)	—
Purchases of property and equipment	(178)	(111)
Change in collateral on total return swaps, net	—	15
Cash settlements on total return swaps, net	—	(40)

Net cash used in investing activities	(147)	(118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	5	—
Repayments of long-term debt	(136)	(51)
Increase in short-term borrowings, primarily 90 days or less	646	4
Purchase of treasury stock	(40)	(1)

Net cash provided by (used in) financing activities	475	(48)

Effect of exchange rate changes on cash and cash equivalents	(20)	27

NET DECREASE IN CASH AND CASH EQUIVALENTS	(209)	(333)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,622	3,839

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,413	$3,506

SUPPLEMENTAL DISCLOSURE ABOUT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Bankruptcy related settlements resulting in the receipt of treasury stock	$—	$15
SUPPLEMENTAL CASH FLOW DATA:
(1) Income taxes paid, net of refunds	132	226
(2) Cash interest paid	54	59

See accompanying notes.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Sears Holdings Corporation (“Holdings,” “we,” “us,” “our” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), which was completed on March 24, 2005. We are a broadline retailer with approximately 2,300 full-line and 1,200 specialty retail stores in the United States operating through Kmart and Sears and approximately 380 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 70%-owned subsidiary.

These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The retail business is seasonal in nature, and we generate a high proportion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. These interim financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008. Certain prior period amounts have been reclassified to conform to the current interim period presentation.

NOTE 2 – CHANGES IN ACCOUNTING PRINCIPLE

Change in Sears Canada Year End

During the fourth quarter of 2007, Sears Canada changed its fiscal year end from the Saturday nearest to December 31st to the Saturday nearest to January 31st. Prior to this change, Sears Canada’s results were consolidated into the consolidated results of Holdings on a one-month lag. While our historical policy of consolidating the results of Sears Canada on a one-month lag was considered acceptable, we believe elimination of the one-month reporting lag is preferable because it allows a full seasonal cycle, including the liquidation of holiday merchandise, for Sears Canada to be included in the results of Holdings. Furthermore, Sears Canada’s fiscal year end is now aligned with the fiscal year end of Holdings.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—A Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3,” changes in accounting policy are to be reported through retrospective application of the new policy to all prior financial statement periods presented. Accordingly, our financial statements for periods prior to 2007 have been adjusted to reflect the period-specific effects of applying this change. This change resulted in a one-month shift backwards of periods previously reported for Sears Canada. The impact of this change in accounting policy was not material to our consolidated financial position, results of operations or cash flows for fiscal 2007 or our condensed consolidated financial statements for the quarter ended May 5, 2007.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3 – BORROWINGS

Total borrowings were as follows:

millions	May 3, 2008	May 5, 2007	February 2, 2008
Short-term borrowings:
Unsecured commercial paper	$144	$98	$145
Secured borrowings	665	—	17
Long-term debt, including current portion:
Notes and debentures outstanding	1,974	2,637	2,099
Capitalized lease obligations	725	782	749

Total borrowings	$3,508	$3,517	$3,010

Credit Agreement

We have a $4.0 billion, five-year credit agreement (the “Credit Agreement”) in place as a funding source for general corporate purposes, which includes a $1.5 billion letter of credit sublimit. The Credit Agreement, which has an expiration date of March 2010, is a revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of our direct and indirect subsidiaries and is secured by a first lien on our domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory levels, subject to certain limitations. As of May 3, 2008, we had $650 million of borrowings and $1.0 billion of letters of credit outstanding under the Credit Agreement with $2.4 billion of availability remaining under the Credit Agreement. The $650 million in borrowings, borrowed in the first quarter of fiscal 2008, are classified within short-term borrowings on our condensed consolidated balance sheet as of May 3, 2008 as we intend to repay the entire amount within the next 12 months. As of May 30, 2008, borrowings on the Credit Agreement have been reduced to $400 million. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings.

The majority of the letters of credit outstanding under the Credit Agreement, and Letter of Credit Agreement discussed below, are used to provide collateral for our insurance programs.

Letter of Credit Agreement

We also have a letter of credit agreement (the “LC Agreement”), which is a 364-day secured facility with a commitment amount of up to $1.0 billion. This agreement provides solely for the issuance of letters of credit and does not provide for direct borrowings. The current term of the LC Agreement, which is renewable annually upon agreement of the parties, is scheduled to end in July 2008. On April 14, 2008, Bank of America, N.A., as Issuing Bank under the LC Agreement, advised us that it would not agree to renew the LC Agreement under its existing terms. At May 3, 2008, $2 million in letters of credit were outstanding under the LC Agreement as compared to $741 million in letters of credit outstanding at February 2, 2008. We had $2 million posted as collateral under the LC Agreement as of May 3, 2008.

Cash Collateral

We post cash collateral for certain self-insurance programs which we continue to classify as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. As of May 3, 2008, we had $15 million posted as collateral for self-insurance programs.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In fiscal 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of May 3, 2008, there were $15 million in borrowings outstanding under the OSH LLC Facility and $3 million in outstanding letters of credit. The $15 million in borrowings have been classified within short-term borrowings on our condensed consolidated balance sheet as of May 3, 2008 as we intend to repay the entire outstanding amount of this borrowing within the next 12 months.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Forwards

As of May 3, 2008, we had a series of foreign currency forward contracts outstanding with a total Canadian notional value of $400 million and with a weighted-average remaining life of 0.2 years. These contracts have been designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada. Accordingly, the aggregate fair value of the forward contracts as of May 3, 2008, negative $13 million, has been recorded as a liability on our condensed consolidated balance sheet, with an offsetting amount, net of tax, recorded as a component of other comprehensive income. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. No cash was posted as collateral under these contracts as of May 3, 2008.

Sears Canada Foreign Exchange Collars & Contracts

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated forward contracts for a portion of its expected requirements at the time of placement. Since Holdings’ functional currency is the U.S. dollar, the Company is not directly exposed to the risk of exchange rate changes due to Sears Canada’s merchandise purchases. As such, the Company has recorded a mark to market fair value gain of $1 million in other income.

Total Return Swap Investment

We, from time to time, invest our surplus cash in various securities and financial instruments, including total return swaps, which are derivative instruments designed to synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. Such investments may be highly concentrated and involve substantial risks. We had no total return swaps outstanding as of May 3, 2008. We recognized investment losses of $21 million on total return swaps for the 13-week period ended May 5, 2007.

SFAS No. 157, “Fair Value Measurements”

On February 3, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” The adoption of SFAS No. 157 is currently limited to financial instruments and to non-financial derivatives as, in February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure requirements about fair value measurements. Under SFAS No. 157, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition under SFAS No. 157 focuses on an exit price, which is the price that would be received by Holdings to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although SFAS No. 157 does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

We determine fair value of financial assets and liabilities based on the following fair value hierarchy, as prescribed by SFAS No. 157, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1 inputs—unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information.

Level 2 inputs—inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates.

Level 3 inputs—unobservable inputs for the asset or liability.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” which permits entities to elect to measure many financial instruments and certain other items at fair value. For Holdings, SFAS No. 159 was effective as of February 3, 2008 and had no impact on amounts presented for periods prior to the effective date. We do not currently have any financial assets or financial liabilities for which the provisions of SFAS No. 159 have been elected. However, in the future, we may elect to measure certain financial instruments at fair value in accordance with this standard.

The following table provides the fair value measurement amounts for assets and liabilities recorded on our condensed consolidated balance sheet at fair value at May 3, 2008:

millions	Total Fair Value Amounts at May 3, 2008	Level 1	Level 2	Level 3
Investments in equity securities(1)	$23	$23	$—	$—
Foreign currency contracts(2)	(12)	—	(12)	—

Total	$11	$23	$(12)	$—

(1)	Included within Other assets on the condensed consolidated balance sheet.

(2)	Included within Prepaid expenses and other current assets and Other current liabilities on the condensed consolidated balance sheet.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Valuation methods of the fair value measurements disclosed above are as follows:

Investments in equity securities: Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and the New York Stock Exchange. We do not adjust prices to reflect for after-hours market activity. Our investments in equity securities are valued using Level 1 measurements.

Derivative contracts: The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Our derivative instruments are valued using Level 2 measurements.

NOTE 5 – INTEREST AND INVESTMENT INCOME

The following table sets forth the components of interest and investment income as reported in our condensed consolidated statements of operations.

	13 Weeks Ended
millions	May 3, 2008	May 5, 2007
Interest income on cash and cash equivalents	$9	$37
Total return swap loss	—	(21)
Other investment income	2	24

Total	$11	$40

Interest Income on Cash and Cash Equivalents

We recorded interest income of $9 million and $37 million for the 13-week periods ended May 3, 2008 and May 5, 2007, respectively, primarily related to interest earned on cash and cash equivalents. These cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, U.S. federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to us.

Total Return Swap Loss

As discussed in Note 4, from time to time, we have invested in various securities and financial instruments, including total return swaps. We recognized investment losses of $21 million on total return swaps for the 13-week period ended May 5, 2007. We had no total return swaps outstanding as of or during the quarter ended May 3, 2008.

Other Investment Income

Other investment income primarily includes income generated by (and sales of investments in) certain real estate joint ventures and other equity investments in which we do not have a controlling interest. During the 13-week period ended May 5, 2007, other investment income included a $20 million dividend received on our cost method investment in Sears Mexico.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 6 – CLAIMS RESOLUTION

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

We have made significant progress in the reconciliation and settlement of various classes of claims associated with the discharge of the Predecessor Company's liabilities subject to compromise pursuant to the Plan of Reorganization. Differences between claim amounts filed and our estimates are being investigated and resolved through the claims resolution process. Since June 30, 2003, the first distribution date established in the Plan of Reorganization, approximately 29.8 million shares of the 31.9 million shares set aside for distribution have been distributed to holders of Class 5 claims, and approximately $9 million and $4 million in cash has been distributed to the holders of Class 6 and Class 7 claims, respectively. Further, we pro-rated approximately $5 million from the settlement that the Creditor Trust received to holders of Class 4, 5, 6, 8, 10 and 11 claims. As we were unable to determine the ultimate amount of allowed claims until the claims resolution process was largely completed, a distribution reserve for Class 5 claim settlements was established. At February 3, 2007, our distribution reserve for Class 5 claim settlements was 5 percent of the total shares expected to be distributed. Based on the Class 5 claims resolved to date, we believe that the ultimate amount of the allowed Class 5 claims will be less than the $4.3 billion provided for in the Plan of Reorganization. As such, the Class 5 distribution reserve of 5 percent was distributed to the allowed Class 5 creditors during the first quarter of fiscal 2007. The remaining shares left over after all Class 5 claims are ultimately settled will be distributed to the Class 5 creditors in proportion to their allowed claims.

NOTE 7 – SHAREHOLDERS’ EQUITY

Share Repurchase Program

During the 13-week period ended May 3, 2008, we repurchased 0.4 million of our common shares at a total cost of $40 million, or an average price of $94.19 per share, under our share repurchase program. As of May 3, 2008, we had $143 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

Subsequent Event

On May 28, 2008 our Board of Directors approved the repurchase of up to an additional $500 million of the Company’s common shares. This authorization, when added to the $143 million remaining as of May 3, 2008 under previous authorizations, provides us with a current aggregate authorization of $643 million.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The following table shows the computation of comprehensive income (loss):

	13 Weeks Ended
millions	May 3, 2008	May 5, 2007
Net income (loss)	$(56)	$223
Other comprehensive income (loss):
Pension and postretirement adjustments, net of taxes	—	16
Cumulative translation adjustments	(7)	4

Total other comprehensive income (loss)	(7)	20

Total comprehensive income (loss)	$(63)	$243

The following table displays the components of accumulated other comprehensive income:

millions	May 3, 2008	May 5, 2007	February 2, 2008
Currency translation adjustments	$(55)	$(2)	$(49)
Cumulative unrealized derivative gain	2	3	3
Pension and postretirement adjustments, net of tax	115	78	115

Accumulated other comprehensive income	$62	$79	$69

NOTE 8 – BENEFIT PLANS

Pension and Postretirement Benefit Plans

We provide benefits to certain associates who are eligible under various defined benefit pension plans, contributory defined benefit pension plans and other post-retirement plans, primarily retiree medical benefits. The following table summarizes the components of total net periodic benefit expense for our retirement plans:

	13 Weeks Ended
millions	May 3, 2008	May 5, 2007
Components of net periodic expense:
Benefits earned during the period	$7	$3
Interest costs	109	95
Expected return on plan assets	(107)	(96)

Net periodic expense	$9	$2

Sears Canada Curtailment Gain

In February 2007, Sears Canada announced amendments to its post-retirement programs including the introduction of a defined contribution component to its pension plan and the discontinuation of retiree medical, dental and life benefits for those Sears Canada associates who will not have achieved eligibility for such benefits by December 31, 2008. The amendments to the post-retirement programs resulted in a curtailment gain and reduction to the benefit plan obligation in the amount of $27 million during the 13-week period ended May 5, 2007.

Contributions

During the 13-week period ended May 3, 2008, we made total contributions of $76 million to our domestic pension plans. We anticipate making aggregate contributions of $165 million over the remainder of fiscal 2008.

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

Effective at the beginning of fiscal 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainties in Income Taxes—an Interpretation of FASB Statement No. 109.” The impact upon adoption was to decrease retained earnings by $6 million and to increase our accruals for uncertain tax positions by a corresponding amount. In accordance with FIN 48, we increased goodwill and accruals for uncertain tax positions by $13 million to reflect the measurement of uncertain tax positions associated with previous business acquisitions, and increased capital in excess of par value and decreased accruals for uncertain tax positions by $2 million to reflect measurement of an uncertain tax position related to Predecessor Company pre-petition income tax liabilities. In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” any resolution of these matters results in a direct credit to capital in excess of par value within shareholders’ equity.

As of the first quarter of fiscal 2008, we had gross unrecognized tax benefits of $433 million. Of this amount, $116 million would, if recognized, affect our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences and prior business combinations or any other indirect tax benefits. During the quarter, we reduced gross unrecognized tax benefits by $21 million. Of this reduction, $20 million related to state tax settlements relating to pre-Merger periods. We expect that our unrecognized tax benefits could decrease up to $36 million over the next 12 months for federal and state tax positions related to prior business dispositions due to both the expiration of the statute of limitations for certain jurisdictions as well as completion of tax audits and expected related settlements.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. As of May 3, 2008, the total amount of interest and penalties recognized on our condensed consolidated balance sheet was $99 million. The total amount of interest and penalties recognized in our condensed consolidated statement of operations for the first quarter of fiscal 2008 was $1 million.

We file income tax returns in both the United States and various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) has commenced an audit of the Holdings’ federal income tax return for the fiscal year 2005 and the Sears federal income tax returns for the fiscal years 2004 and 2005 through the date of the Merger. The IRS has completed its examination of Sears’ federal income tax returns for the fiscal years 2002 and 2003, and we are working with the IRS to resolve certain matters arising from this exam. In addition, Holdings and Sears are subject to various state, local and foreign income tax examinations for the fiscal years 2001 – 2005 and Kmart is subject to such examinations for the fiscal years 2003 – 2005.

At the end of fiscal 2007, we had a state net operating loss (“NOL”) deferred tax asset of $273 million and a valuation allowance of $185 million. In the first quarter of fiscal 2008, there was no change to the state NOL deferred tax asset and our valuation allowance. We will continue to assess the likelihood of realization of these state deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized. To the extent that these valuation allowances relate to pre-Merger periods, and are reversed in the future, such effects would be recorded as a decrease to goodwill.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 10 – SUMMARY OF SEGMENT DATA

We have three reportable segments: Kmart, Sears Domestic and Sears Canada. During the fourth quarter of 2007, Sears Canada changed its fiscal year end from the Saturday nearest December 31st to the Saturday nearest January 31st. This change has been retrospectively applied to all prior year amounts included in the following segment results. See Note 2 for further information on the impact of this change.

	For the 13 Weeks Ended
	May 3, 2008
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$3,733	$6,100	$1,235	$11,068
Costs and expenses
Cost of sales, buying and occupancy	2,866	4,329	850	8,045
Selling and administrative	856	1,654	305	2,815
Depreciation and amortization	33	183	32	248
(Gain) loss on sales of assets	(1)	1	(32)	(32)

Total costs and expenses	3,754	6,167	1,155	11,076

Operating income (loss)	$(21)	$(67)	$80	$(8)

Total assets	$6,379	$17,516	$3,443	$27,338

	For the 13 Weeks Ended
	May 5, 2007
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$4,015	$6,660	$1,072	$11,747
Costs and expenses
Cost of sales, buying and occupancy	3,055	4,629	753	8,437
Selling and administrative	840	1,578	226	2,644
Depreciation and amortization	26	206	30	262
(Gain) loss on sales of assets	(1)	1	(5)	(5)

Total costs and expenses	3,920	6,414	1,004	11,338

Operating income	$95	$246	$68	$409

Total assets	$7,511	$19,337	$3,024	$29,872

In January 2008 we announced that we would implement a new organizational structure and operating model designed to simplify the way our business lines are managed. While we have begun the process of transforming the Company to this new model, it will take some time to build the processes and information systems necessary to support the structure. We continue to assess the impact our new organizational structure will have on the business segment information used by our management to operate Holdings on an on-going basis.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 11 – SUPPLEMENTAL FINANCIAL INFORMATION

Other current liabilities as of May 3, 2008, May 5, 2007 and February 2, 2008 consisted of the following:

millions	May 3, 2008	May 5, 2007	February 2, 2008
Payroll and benefits payable	$358	$367	$367
Outstanding checks in excess of funds on deposit	290	310	405
Current portion of self-insurance reserves	368	358	377
Customer deposits	369	391	371
Accrued expenses	628	775	930
Other	1,411	1,264	1,521

Total	$3,424	$3,465	$3,971

Minority interest and other liabilities as of May 3, 2008, May 5, 2007 and February 2, 2008 consisted of the following:

millions	May 3, 2008	May 5, 2007	February 2, 2008
Unearned revenues	$928	$933	$945
Self-insurance reserves	819	807	802
Minority interest	326	211	313
Other	1,259	1,262	1,244

Total	$3,332	$3,213	$3,304

NOTE 12 – LEGAL PROCEEDINGS

Pending against Sears and certain of its officers and directors are a number of lawsuits, described below, that relate to Sears’ former credit card business and public statements about it. We believe that all of these claims lack merit and, except as noted below, are defending against them vigorously.

•

Marilyn Clark, derivatively on behalf of Sears, Roebuck and Co. v. Alan J. Lacy, et al.—On October 23, 2002, a purported derivative suit was filed in the Supreme Court of the State of New York (the “New York Court”) against Sears (as a nominal defendant) and certain current and former directors seeking damages on behalf of Sears. The complaint purports to allege a breach of fiduciary duty by the directors with respect to Sears’ management of its credit business. Two similar suits were subsequently filed in the Circuit Court of Cook County, Illinois (the “Illinois State Court”), and a third was filed in the United States District Court for the Northern District of Illinois (the “Federal Court”). The New York Court derivative suit was dismissed on June 21, 2004. A New York appellate court affirmed the dismissal on December 6, 2005, and the time for further appeal has expired. The two Illinois State Court derivative suits were dismissed on September 30, 2004. The order of dismissal became final on December 1, 2004, and the time to appeal has expired. The Federal Court derivative suit was dismissed without prejudice on April 18, 2008.

•

Thomas G. Ong for Thomas G. Ong IRA, et al. v. Sears, Roebuck & Co., et al.—On June 17, 2003, an action was filed in the United States District Court for the Northern District of Illinois against Sears and certain officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002. Pursuant to a subsequently filed amended complaint, plaintiffs named as additional defendants certain former Sears

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

officers not originally named, SRAC and several investment banking firms, which had acted as underwriters for SRAC’s March 18, May 21, and June 21, 2002 notes offerings. The complaint purports to allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and, as against the individual defendants, violations of §20(a) of the Exchange Act. The complaint purports to allege that defendants made a number of false and misleading statements in one or more prospectuses for debt securities offerings and in SEC filings and other public statements, concerning the adequacy of reserves for uncollectible accounts, and the condition of Sears’ former credit business, among other things. The parties have settled the matter and on May 1, 2008, the Court granted final approval of the settlement. In agreeing to the settlement, defendants did not admit any wrongdoing and denied committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. The Company previously established a reserve for the expected settlement and it will not have a material adverse effect on our annual results of operations, financial position, liquidity or capital resources.

Following the announcement of the Merger on November 17, 2004, several actions have been filed relating to the transaction. These lawsuits are in their preliminary stages, and defendants have not yet been required to respond to certain of the complaints. We believe that all of these claims lack merit and intend to defend against them vigorously.

•

William Fischer, individually and on behalf of all others similarly situated v. Sears, Roebuck and Co., et al.—Three actions were filed and then consolidated in the Circuit Court of Cook County, Illinois. These actions assert claims on behalf of a purported class of Sears’ stockholders against Sears and certain of its officers and directors, together with Kmart, Edward S. Lampert, William C. Crowley and other affiliated entities, alleging breach of fiduciary duty in connection with the Merger and seeking damages. The plaintiffs allege that the Merger favors interested defendants by awarding them disproportionate benefits, and that the defendants failed to take appropriate steps to maximize the value of a merger transaction for Sears’ stockholders. On September 7, 2006, plaintiffs filed a notice of appeal with the Illinois Appellate Court of the Circuit Court’s August 8, 2006 order dismissing plaintiffs’ amended complaint. Pursuant to an order dated December 21, 2007, the Appellate Court affirmed the Circuit Court’s dismissal of plaintiffs’ amended complaint. Plaintiffs then petitioned the Illinois Supreme Court for leave to appeal the dismissal, which the Supreme Court subsequently denied without prejudice. Plaintiffs then filed an amended petition for leave to appeal to the Supreme Court, which the Supreme Court denied.

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

In re: Sears Holdings Corporation Securities Litigation—In May and July 2006, two putative class action lawsuits, which each name as defendants Sears Holdings Corporation and Edward S. Lampert, were filed in United States District Court for the Southern District of New York, purportedly on behalf of a class of persons that sold shares of Kmart Holding Corporation stock on or after May 6, 2003 through June 4, 2004. The plaintiffs in each case allege that Kmart’s Plan of Reorganization and Disclosure Statement filed on January 24, 2003 and amended on February 25, 2003 misrepresented Kmart’s assets, particularly its real estate holdings, as evidenced by the prices at which Kmart subsequently sold certain of its stores in June 2004 to Home Depot and Sears. The plaintiffs seek damages for alleged misrepresentations. On December 19, 2006, the Court consolidated the actions. The plaintiffs have filed their consolidated complaint. On April 15, 2008, the Court denied without prejudice defendants’ motion to dismiss. Merits discovery is underway.

AIG Annuity Insurance Company, et al. v. Sears, Roebuck and Co.—On October 12, 2004, an action was filed against Sears in the District Court, 192nd Judicial District, Dallas County, Texas by several holders of certain bonds issued by Sears from 1991 through 1993. Plaintiffs purport to allege under theories of breach of contract and misrepresentation, that Sears prematurely redeemed the bonds in 2004 following Sears’ sale of the credit business in 2003. On February 2, 2007, a jury in the case reached a verdict against Sears and the Court subsequently awarded plaintiffs $61 million plus post-judgment interest. Sears then filed a notice of appeal and on April 16, 2008, the appellate court heard oral argument on the appeal. The parties await a ruling from the appellate court.

We are a defendant in several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried associates who allege various wage and hour violations and unlawful termination practices. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Further, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. One of these class-action lawsuits described above is Moldowan, et al. v. Sears, Roebuck and Company, et al., a lawsuit filed on August 12, 2004 in the Superior Court of the State of California, County of Sonoma in which plaintiffs allege that Sears failed to pay them for all hours worked and otherwise failed to pay them correctly for work performed in accordance with California law. Plaintiffs seek monetary damages in an unspecified amount, together with attorneys’ fees, interest, statutory penalties and punitive damages. Plaintiffs’ motion for class certification is fully briefed and a hearing on the motion has not been scheduled pending settlement discussions between the parties which are ongoing.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which revised SFAS No. 141, “Business Combinations.” SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. The provisions of SFAS No. 141(R) are applied prospectively from the date of adoption, except for adjustments to a previously acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period, which are recorded as a component of income tax expense in the period of adjustment, rather than goodwill. We have not yet assessed the impact this statement will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” See Note 4 for further discussion regarding our adoption of SFAS No. 157 in the first quarter of 2008.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

obligations as of December 31. We will adopt the change in measurement date by re-measuring plan assets and benefit obligations as of our fiscal year end in fiscal 2008, pursuant to the transition requirements of SFAS No. 158. We are currently evaluating the impact, if any, the adoption of the measurement-date requirements of SFAS No. 158 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” See Note 4 for further discussion regarding our adoption of SFAS No. 159 in the first quarter of 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.” SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Before SFAS No. 160 was issued, limited guidance existed for reporting noncontrolling interests and many companies reported such interest as a liability in its balance sheet under the heading “Minority Interest.” SFAS No. 160 requires companies to report noncontrolling interests of consolidated subsidiaries as a component of equity in the consolidated statement of financial position. As a result, upon adoption of this Statement, Holdings will reclassify its noncontrolling interest in Sears Canada and OSH (which represents 30% and 19.9% of the subsidiaries’ ownership, respectively) from its current classification within the long-term liabilities section of Holdings’ condensed consolidated balance sheet to classification within the shareholders’ equity section.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 expands the disclosure requirements of SFAS No. 133 to require entities to make qualitative disclosures regarding objectives and strategies for using derivatives, quantitative disclosures regarding fair value amounts of and gains and losses on derivative instruments, and disclosures regarding credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 and we plan to adopt this standard beginning in the first quarter of fiscal 2009. As this statement relates only to disclosure requirements, we do not expect it to have a material impact on our financial condition or operating results.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 3, 2008 and May 5, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 2, 2008.

OVERVIEW OF HOLDINGS

Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are a broadline retailer with approximately 2,300 full-line and 1,200 specialty retail stores in the United States operating through Kmart and Sears and approximately 380 full-line and specialty retail stores in Canada operating through Sears Canada, a 70%-owned subsidiary. We currently conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended February 2, 2008.

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended
millions, except per share data	May 3, 2008	May 5, 2007
REVENUES
Merchandise sales and services	$11,068	$11,747

COSTS AND EXPENSES
Cost of sales, buying and occupancy	8,045	8,437
Gross margin dollars	3,023	3,310
Gross margin rate	27.3%	28.2%
Selling and administrative	2,815	2,644
Selling and administrative expense as a percentage of total revenues	25.4%	22.5%
Depreciation and amortization	248	262
Gain on sales of assets	(32)	(5)

Total costs and expenses	11,076	11,338

Operating income (loss)	(8)	409
Interest and investment income	(11)	(40)
Interest expense	66	73
Other (income) loss	1	(5)

Income (loss) before income taxes and minority interest	(64)	381
Income tax expense (benefit)	(28)	148
Minority interest	20	10

NET INCOME (LOSS)	$(56)	$223

EARNINGS (LOSS) PER COMMON SHARE
Diluted earnings (loss) per share	$(0.43)	$1.45
Diluted weighted average common shares outstanding	131.7	153.9

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 3, 2008 and May 5, 2007

Net Income (Loss) and Earnings (Loss) per Share Summary

For the quarter, we recorded a net loss of $56 million ($0.43 loss per diluted share) in fiscal 2008, as compared to net income of $223 million ($1.45 per diluted share) for the first quarter of fiscal 2007. The net loss for the first quarter of fiscal 2008 was predominately due to a significant decline in gross margin dollars, as well as an increase in selling and administrative expenses. The negative impact of these factors, as well as a decline in interest and investment income, on our fiscal 2008 results was only partially offset by declines in both interest expense, given lower average outstanding borrowings and an income tax benefit, given our pre-tax loss position in fiscal 2008.

For the quarter, we reported an operating loss of $8 million in fiscal 2008, as compared to operating income of $409 million in the first quarter of fiscal 2007, mainly due to lower gross margin generated at both Kmart and Sears Domestic. We generated $3.0 billion in total gross margin in the first quarter of 2008 as compared to $3.3 billion in the first quarter last year. Our gross margin rate decreased by approximately 90 basis points to 27.3% reflecting increased promotional activity to clear merchandise. Our sales and gross margin results continue to be challenged by increased competition and unfavorable economic conditions including a weak housing market, as well as the impact on our customers of the increased costs of consumer staples such as food and gas. Given that we do not expect any significant near-term improvement in the overall retail environment, we believe that our sales and gross margin for the balance of fiscal 2008 will likely continue to be pressured by the above-noted unfavorable economic factors.

Net income (loss) for the first quarter of both years was also impacted by certain significant items, including the aforementioned total return swap loss. The magnitude of such items may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings reported for any given period, affecting the comparability of our financial performance. Accordingly, we consider the aggregate impact of these items, along with reported results, in reviewing and evaluating our financial performance.

The nature of these items and their impact on diluted earnings per share is set forth below:

	13 Weeks Ended
	May 3, 2008	May 5, 2007
Earnings (loss) per diluted share	$(0.43)	$1.45
Less:
Legal settlement gain	—	0.12
Sears Canada post-retirement benefit plans curtailment gain	—	0.11
Hurricane related recoveries	—	0.06
Dividend—investment in Sears Mexico	—	0.08
Total return swap loss	—	(0.08)
Gain on sales of assets	0.10	0.01

	0.10	0.30
Earnings (loss) per diluted share excluding above items	$(0.53)	$1.15

During the first quarter of fiscal 2007, we recognized: 1) a $30 million gain ($18 million after tax or $0.12 per diluted share) related to the legal settlement of a contractual dispute, 2) a curtailment gain of $27 million ($16 million after tax or $0.11 per diluted share) related to certain amendments made to Sears Canada’s post-retirement benefit plans, 3) a gain of $15 million ($9 million after tax or $0.06 per diluted share) for insurance recoveries received on claims filed for certain of our property damaged by hurricanes during fiscal 2005, and 4) a $20 million ($12 million after tax or $0.08 per diluted share) dividend we received on our investment in Sears

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 3, 2008 and May 5, 2007

Mexico. These gains were partially offset by investment losses of $21 million ($13 million after tax or $0.08 per diluted share) incurred during the quarter on our total return swap investments. In addition, the first quarter of fiscal 2007 included $5 million ($2 million after tax or $0.01 per diluted share) of gains on sales of assets, as compared to $32 million ($13 million after tax or $0.10 per diluted share) of such gains in the first quarter of fiscal 2008, mainly related to the sale of Sears Canada’s Calgary store.

Comparable Store Sales and Total Revenues

Domestic comparable store sales declined 8.6% for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. Sears Domestic comparable store sales declined 9.8% for the first quarter of fiscal 2008 while Kmart comparable store sales declined 7.1% for the quarter. We experienced lower comparable store sales across most merchandise categories and formats at both Kmart and Sears Domestic for the first quarter of fiscal 2008. For the quarter, notable comparable store sales declines were recorded in home appliances, apparel and lawn and garden (at both Kmart and Sears Domestic), within health and beauty (Kmart) and in tools (Sears Domestic), partially offset by sales increases within home electronics (most notably at Sears Domestic). As noted above, we believe that our overall comparable store sales declines reflect increased competition, the negative impact of unfavorable economic conditions, such as a weak housing market and the impact on our customers of increased costs of consumer staples such as food and gas, during the first quarter of 2008.

For the quarter, total revenues declined $679 million, or 5.8%, to $11.1 billion in fiscal 2008, as compared to $11.7 billion for the first quarter of fiscal 2007. The first quarter decline primarily reflects the above-noted impact of lower domestic comparable store sales, partially offset by sales increases at Sears Canada, primarily reflecting the impact of favorable exchange rates, as the Canadian dollar strengthened in fiscal 2008.

Gross Margin

For the quarter, we generated $3.0 billion in total gross margin in fiscal 2008, as compared to $3.3 billion in the first quarter of fiscal 2007. The total decline was made up of declines at both Kmart and Sears Domestic, offset by an increase at Sears Canada. As noted above, the reductions reflect the negative gross margin impact of lower overall sales, as well as a decline in our overall gross margin as a percentage of total revenues (our “gross margin rate”). As a percentage of total revenues, our gross margin rate declined 0.9% to 27.3% in the first quarter of fiscal 2008, as compared to 28.2% for the first quarter of fiscal 2007. Reduced leverage of buying and occupancy costs, given lower overall sales levels in fiscal 2008, accounted for approximately 0.2% of the total 0.9% decline in our gross margin rate for the quarter. The remaining 0.7% decline was attributable to declines in gross margin rates across a number of merchandise categories at both Kmart and Sears Domestic, with the most significant overall decline being recorded at Sears Domestic. Sears Domestic’s gross margin rate declined to 29.0% in the first quarter of fiscal 2008, as compared to 30.5% for the first quarter of fiscal 2007. Home appliances and tools, respectively, had the greatest impact of any individual merchandise categories on the overall first quarter rate decline at Sears Domestic. The rate declined within both categories due to increased promotional markdown activity as a result of the intense competition for consumer business.

Selling and Administrative Expenses

For the quarter, our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 25.4% in fiscal 2008 as compared to 22.5% for the first quarter of fiscal 2007. The prior year rate, in part, reflects the net favorable impact of certain significant items, noted previously in the “Net Income (Loss) and Earnings (Loss) per Share Summary” section, that were recorded within selling and administrative expenses in fiscal 2007, including the $30 million gain related to a legal settlement, $27 million curtailment gain recorded in connection with changes made to Sears Canada’s benefit plans and the $15 million

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 3, 2008 and May 5, 2007

gain related to insurance recoveries for certain Sears property damaged by hurricanes during fiscal 2005. Excluding these items, selling and administrative expenses increased $99 million as compared to first quarter last year, of which $52 million related to Sears Canada and $47 million related to domestic operations. The increase in Sears Canada was primarily due to changes in foreign currency exchange rates.

The $47 million increase in domestic selling and administrative expense reflects higher marketing and display costs ($70 million), increased legal costs ($14 million) and additional investment in multi-channel and online capabilities ($10 million), partially offset by cost reductions in other areas. The higher marketing cost is attributable to a reallocation of our annual marketing spend to the first quarter of 2008 as compared to those allocated during the first quarter of 2007.

Operating Income (Loss)

For the quarter, the Company reported an operating loss of $8 million in fiscal 2008, as compared to operating income of $409 million in the first quarter of fiscal 2007, mainly due to lower gross margin generated at both Kmart and Sears Domestic. As noted above, in addition to the decline in gross margin we also had an increase in selling and administrative expenses for the quarter.

Interest and Investment Income

We earned $11 million in interest and investment income for the first quarter of fiscal 2008, as compared to $40 million for the first quarter of fiscal 2007. As explained in Note 5 to the financial statements above, the prior year interest and investment income included investment losses of $21 million on total return swaps and a $20 million dividend received on our cost method investment in Sears Mexico. The first quarter decrease in fiscal 2008 was primarily due to lower levels of interest income due to reduced cash and cash equivalent balances. There were no total return swaps outstanding as of or during the quarter ended May 3, 2008.

Interest Expense

We incurred $66 million in interest expense during the first quarter of fiscal 2008, as compared to $73 million in the first quarter of last year. The reduction was attributable to lower average borrowings outstanding during the quarter.

Other Income (Loss)

Other income (loss) is primarily comprised of bankruptcy-related recoveries. A total of $6 million in bankruptcy-related recoveries were recorded in the first quarter of fiscal 2007. Bankruptcy-related recoveries represent amounts collected from vendors who had received cash payment for pre-petition obligations.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 3, 2008 and May 5, 2007

SEGMENT OPERATIONS

The following discussion of our business segment results is organized into three segments: Kmart, Sears Domestic and Sears Canada.

Kmart

Kmart results and key statistics were as follows:

Kmart	13 Weeks Ended
millions, except number of stores	May 3, 2008	May 5, 2007
Merchandise sales and services	$3,733	$4,015
Cost of sales, buying and occupancy	2,866	3,055
Gross margin dollars	867	960
Gross margin rate	23.2%	23.9%
Selling and administrative	856	840
Selling and administrative expense as a percentage of total revenues	22.9%	20.9%
Depreciation and amortization	33	26
Gain on sales of assets	(1)	(1)

Total costs and expenses	3,754	3,920

Operating income (loss)	$(21)	$95

Number of stores	1,382	1,388

Comparable Store Sales and Total Revenues

For the quarter, Kmart’s comparable store sales and total sales declined 7.1% and 7.0%, respectively. Kmart experienced lower transaction volumes across most merchandise categories. For the quarter, notable comparable store sales declines were recorded within home electronics, apparel, health and beauty, and lawn and garden, partially offset by comparable store sales increases in home entertainment. We believe the overall decline in comparable store sales reflects both increased competition and the negative impact of certain external factors, as noted above in the discussion of consolidated results.

In addition to the impact of comparable store sales declines, the decline in total sales for the quarter also reflects a reduction in the number of Kmart stores in operation during fiscal 2008 relative to the same period last year. Though no Kmart locations closed during the first quarter of fiscal 2008, a number closed during fiscal 2007 which were open during part or all of the first quarter of fiscal 2007, thereby benefiting total sales recorded during the first quarter of fiscal 2007.

Gross Margin

For the quarter, Kmart generated $867 million in total gross margin in fiscal 2008, as compared to $960 million in the first quarter of fiscal 2007, with the $93 million decline reflecting the negative gross margin impact of lower overall sales, as well as a decline in Kmart’s gross margin rate. For the quarter, Kmart’s gross margin rate was 23.2% in fiscal 2008, as compared to 23.9% for the first quarter of fiscal 2007, a decline of 0.7% as a percentage of total revenues. Reduced leverage of buying and occupancy costs, given lower overall sales levels, accounted for approximately 0.5% of the total 0.7% decline, with the remaining 0.2% decline attributable to gross margin rate declines across a number of merchandise categories, most notably in apparel. As noted above, Kmart’s apparel gross margin rate decreased mainly due to increased incremental markdown activity taken to clear 2007 fall and winter apparel as a result of the intense competition for consumer business.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 3, 2008 and May 5, 2007

Selling and Administrative Expenses

For the quarter, Kmart’s selling and administrative expense rate was 22.9% in fiscal 2008, as compared to 20.9% for the first quarter of fiscal 2007. The selling and administrative expense rate for fiscal 2007 included a $30 million legal settlement gain received in relation to a contract dispute. Excluding this gain, Kmart’s selling and administrative expense rate was 21.7% for the first quarter of fiscal 2007. Total selling and administrative expenses increased $16 million for the quarter, mainly as the result of the aforementioned legal settlement gain received in the first quarter of fiscal 2007. The current year selling and administrative rate increased, primarily reflecting lower expense leverage resulting from lower overall sales levels.

Operating Income (Loss)

For the quarter, Kmart recorded an operating loss of $21 million in fiscal 2008, as compared to operating income of $95 million in the first quarter of fiscal 2007, a decline of $116 million. As discussed above, the first quarter decline primarily reflects the negative gross margin impact of lower sales levels, as well as a decline in Kmart’s gross margin rate for the first quarter. In addition to the above-noted decline in gross margin, the decline reflects, to a lesser degree, the impact of higher depreciation and amortization expense and the above-noted $30 million legal settlement gain in the first quarter of fiscal 2007.

Sears Domestic

Sears Domestic results and key statistics were as follows:

Sears Domestic	13 Weeks Ended
millions, except number of stores	May 3, 2008	May 5, 2007
Merchandise sales and services	$6,100	$6,660
Cost of sales, buying and occupancy	4,329	4,629
Gross margin dollars	1,771	2,031
Gross margin rate	29.0%	30.5%
Selling and administrative	1,654	1,578
Selling and administrative expense as a percentage of total revenues	27.1%	23.7%
Depreciation and amortization	183	206
Loss on sales of assets	1	1

Total costs and expenses	6,167	6,414

Operating income (loss)	$(67)	$246

Number of :
Full-line Stores(1)	933	935
Specialty Stores	1,166	1,100
Total Domestic Sears Stores	2,099	2,035

(1)	The period ended May 3, 2008 includes 858 Full-line stores and 75 Sears Essentials/Grand stores;
The	period ended May 5, 2007 includes 861 Full-line stores and 74 Sears Essentials/Grand stores

Comparable Store Sales and Total Revenues

For the quarter, Sears Domestic’s comparable store sales and total sales declined 9.8% and 8.4%, respectively, with notable declines in apparel, particularly women’s apparel, tools and lawn and garden. For the first quarter, comparable store sales performance within home appliances, while still negative relative to the same quarter in

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 3, 2008 and May 5, 2007

fiscal 2007, was largely in line with Sears Domestic’s overall comparable store sales decline for the quarter. Decreased sales performance within these areas was partially offset by comparable store sales increases within Sears Domestic’s home electronics business for the first quarter of fiscal 2008, primarily reflecting continued market demand for flat-panel televisions.

Gross Margin

For the quarter, Sears Domestic generated $1.8 billion in total gross margin in fiscal 2008, as compared to $2.0 billion in the first quarter of fiscal 2007, with the $0.2 billion decline primarily reflecting the negative margin impact of lower overall sales levels, as well as a decline in Sears Domestic’s gross margin rate for the quarter. Sears Domestic’s gross margin rate was 29.0% during the first quarter of 2008, as compared to 30.5% in the first quarter of fiscal 2007, a decline of 1.5% as a percentage of total revenues. The 1.5% decline was attributable to gross margin rate declines across a number of merchandise categories, most notably home appliances. The decline in gross margin rate for home appliances was predominately due to increased promotional markdowns as a result of the difficult economic environment and intense competition for consumer business. Declines in gross margin were partially offset by gross margin rate increases in the apparel category, mainly as a result of increased usage of lower-cost, direct-source merchandise. The favorable impact on total gross margin dollars derived from this effort, however, was more than offset by the negative impact of lower overall apparel sales, which resulted in the generation of lower overall apparel gross margin dollars.

Selling and Administrative Expenses

For the quarter, Sears Domestic’s selling and administrative expense rate was 27.1% in fiscal 2008, as compared to 23.7% for the first quarter of fiscal 2007. The selling and administrative expense rate for fiscal 2007 included a $15 million gain for insurance recoveries received on claims filed for certain property damaged by hurricanes during fiscal 2005. Excluding this gain, Sears Domestic’s selling and administrative expense rate was 23.9% for the first quarter of fiscal 2007. Sears Domestic’s overall selling and administrative expenses increased $76 million in fiscal 2008, reflecting higher legal settlements and marketing spend. As noted above, a significant portion of the increase in selling and administrative expenses relates to a reallocation of our annual marketing spend to the first quarter of 2008 as compared to the first quarter of 2007. The higher marketing costs during the first quarter were due to the launch of the “Sears Reimagine You” campaign, greater use of emerging media advertising and increased promotional ads. The Company expects that marketing costs will be lower than last year for the remainder of fiscal 2008.

Operating Income (Loss)

For the quarter, Sears Domestic recorded an operating loss of $67 million in fiscal 2008, as compared to operating income of $246 million in the first quarter of fiscal 2007, a decline of $313 million. The decrease primarily reflects lower total gross margin dollars generated as a result of lower overall sales levels and a decline in gross margin rate and, to a lesser degree, a $76 million increase in selling and administrative expenses, offset by $23 million less in depreciation and amortization expense.

Sears Canada

Sears Canada, a consolidated, 70%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. During the fourth quarter of 2007, Sears Canada changed its fiscal year end from the Saturday nearest December 31st to the Saturday nearest January 31st. This change has been retrospectively applied to prior year amounts as required by SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and SFAS No. 3.” See Note 2 of Notes to Condensed Consolidated Financial Statements for further explanation of this change.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 3, 2008 and May 5, 2007

Sears Canada results and key statistics were as follows:

Sears Canada	13 Weeks Ended
millions, except number of stores	May 3, 2008	May 5, 2007
Merchandise sales and services	$1,235	$1,072
Cost of sales, buying and occupancy	850	753
Gross margin dollars	385	319
Gross margin rate	31.2%	29.8%
Selling and administrative	305	226
Selling and administrative expense as a percentage of total revenues	24.7%	21.1%
Depreciation and amortization	32	30
Gain on sales of assets	(32)	(5)

Total costs and expenses	1,155	1,004

Operating income	$80	$68

Number of :
Full-line Stores	122	123
Specialty Stores	257	252
Total Sears Canada Stores	379	375

Total Revenues

Sears Canada’s total revenues increased 15.2% for the first quarter of fiscal 2008 as compared to the same period last year. The increase in total revenues primarily reflects the impact of favorable exchange rates, as the Canadian dollar strengthened in the last half of fiscal 2007 and continued to strengthen in fiscal 2008. Excluding the impact of foreign-exchange rate changes, sales were relatively flat for the first quarter.

Gross Margin

For the quarter, Sears Canada’s gross margin rate was 31.2% in fiscal 2008, as compared to 29.8% in the first quarter of fiscal 2007. Total gross margin dollars increased $66 million for the first quarter of fiscal 2008 as compared to the same periods last year. The increase was primarily due to improved inventory management during 2008, as well as a decrease in promotional activities and improved terms in Sears Canada’s vendor agreements.

Selling and Administrative Expenses

For the quarter, Sears Canada’s selling and administrative expense rate was 24.7% in fiscal 2008, as compared to 21.1% in the first quarter of fiscal 2007. For the first quarter, the selling and administrative expense rate in fiscal 2007 was favorably impacted by a $27 million curtailment gain recorded in connection with changes made to Sears Canada’s post-retirement benefit plans. In February 2007, Sears Canada announced amendments to its post-retirement programs including introduction of a defined contribution component to its pension plan and the discontinuation of retiree medical, dental and life benefits for those Sears Canada associates who will not have achieved eligibility for such benefits by December 31, 2008. Excluding the impact of this item, the selling and administrative expense rate was 23.6% for the first quarter of fiscal 2007.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 3, 2008 and May 5, 2007

Operating Income

Sears Canada’s operating income increased $12 million for the first quarter of fiscal 2008 with the increase reflecting increased gross margin dollars and gains on sales of assets, partially offset with increased selling and administrative expenses. As noted above, selling and administrative expenses benefited from a curtailment gain of $27 million in the first quarter of fiscal 2007. During the first quarter of fiscal 2008, Sears Canada benefited from a $32 million gain from the sale of its Calgary downtown full-line store.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash and Cash Equivalents

Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash and cash equivalents balances as of May 3, 2008, May 5, 2007 and February 2, 2008 are detailed in the following table.

millions	May 3, 2008	May 5, 2007	February 2, 2008
Domestic
Cash and equivalents	$495	$2,197	$577
Cash posted as collateral	17	720	29
Credit card deposits in transit	144	145	137

Total domestic cash and cash equivalents	656	3,062	743
Sears Canada	757	444	879

Total cash and cash equivalents	$1,413	$3,506	$1,622

We had cash and cash equivalents of $1.4 billion at May 3, 2008 as compared to $3.5 billion at May 5, 2007 and $1.6 billion at February 2, 2008. The $209 million net decline in cash and cash equivalents since the end of fiscal 2007 primarily reflects $517 million of cash used in operating activities, capital expenditures of $178 million and total long-term debt payments (net of new borrowings) of approximately $131 million. These amounts were partially offset by a $646 million increase in short-term borrowings, as further detailed in the “Financing Activities” section below.

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

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $290 million, $307 million and $405 million as of May 3, 2008, May 5, 2007 and February 2, 2008, respectively.

Operating Activities

Holdings used approximately $517 million in operating cash flows during the first quarter of fiscal 2008, as compared to $194 million in the first quarter of fiscal 2007. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is to fund the purchase of merchandise inventories.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 3, 2008 and May 5, 2007

Merchandise inventories at May 3, 2008 and May 5, 2007 were $10.3 billion. Merchandise payables were $3.7 billion at May 3, 2008, as compared to $3.6 billion as of May 5, 2007. Domestic inventory levels declined from $9.5 billion at May 5, 2007 to $9.4 billion at May 3, 2008. Sears Canada’s inventory levels increased from $0.8 billion at May 5, 2007 to $0.9 billion at May 3, 2008. The increase in Sears Canada’s inventory is primarily due to the change in exchange rates. As we expect difficult economic conditions to persist in the near term, we intend to manage our inventories throughout the year with the goal of further reducing our domestic merchandise inventories to better align current levels with expected sales

Investing Activities

For the first quarter of fiscal 2008, we used $178 million of cash on capital expenditures as compared to $111 million used during the first quarter of fiscal 2007. In addition, we recognized $21 million in investment losses related to total return swaps during the first quarter of fiscal 2007. There were no total return swaps outstanding as of May 3, 2008.

Financing Activities

For the first quarter of fiscal 2008, we repurchased 0.4 million of our common shares at a total cost of $40 million under our share repurchase program. As of May 3, 2008, we had $143 million of remaining authorization under our common share repurchase program. The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods. We did not repurchase any of our common shares pursuant to the common share repurchase program during the first quarter of fiscal 2007.

As discussed in Note 7, our Board of Directors approved the repurchase of up to an additional $500 million of the Company’s common shares on May 28, 2008. This authorization, when added to the $143 million remaining as of May 3, 2008 under previous authorizations, provides us with a current aggregate authorization of $643 million. The Company may, as we deem necessary, utilize funds available under our $4.0 billion Credit Agreement (as defined and discussed below), to repurchase shares according to our current authorization.

During the first quarter of fiscal 2008, we utilized a portion of the total availability under our $4.0 billion Credit Agreement to meet seasonal working capital needs associated with the period preceding the spring-summer selling season while, at the same time, continuing to invest in our stores and repurchase our stock. Accordingly, as of May 3, 2008, we had $665 million in secured line of credit borrowings outstanding, including $650 million borrowed under the $4.0 billion Credit Agreement. The entire $650 million in Credit Agreement borrowings are expected to be repaid within the next twelve months, and therefore, have been classified within short-term borrowings on our condensed consolidated balance sheet as of May 3, 2008.

Our outstanding borrowings as of May 3, 2008, May 5, 2007 and February 2, 2008 were as follows:

millions	May 3, 2008	May 5, 2007	February 2, 2008
Short-term borrowings:
Unsecured commercial paper	$144	$98	$145
Secured borrowings	665	—	17
Long-term debt, including current portion:
Notes and debentures outstanding	1,974	2,637	2,099
Capitalized lease obligations	725	782	749

Total borrowings	$3,508	$3,517	$3,010

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 3, 2008 and May 5, 2007

Liquidity

Our primary need for liquidity is to fund seasonal working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. We believe that these needs will be adequately funded by our operating cash flows, credit terms from vendors, current balances in cash and cash equivalents and, to the extent necessary, borrowings under our various revolving credit facilities. At May 3, 2008, $2.4 billion was available under such facilities. While we expect to use these facilities as our primary funding source, we may also access the public debt markets on an opportunistic basis. Additionally, we may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships. Transactions of these types may result in material proceeds or cash outlays. See our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 for additional information regarding our sources of liquidity.

Debt Ratings

The ratings of our domestic debt securities as of May 3, 2008 appear in the table below:

	Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings

Unsecured long-term debt	Ba2	BB	BB
Unsecured commercial paper	NP	B-2	B

Credit Agreement

We have a $4.0 billion, five-year credit agreement (the “Credit Agreement”) in place as a funding source for general corporate purposes, which includes a $1.5 billion letter of credit sublimit. The Credit Agreement, which has an expiration date of March 2010, is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of our direct and indirect subsidiaries and is secured by a first lien on our domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory levels, subject to certain limitations. As of May 3, 2008, we had $650 million of borrowings and $1.0 billion of letters of credit outstanding under the Credit Agreement with $2.4 billion of availability remaining under the Credit Agreement. The $650 million in borrowings, borrowed in the first quarter of fiscal 2008, are classified within short-term borrowings on our condensed consolidated balance sheet as of May 3, 2008, as we intend to repay the entire amount within the next 12 months. As of May 30, 2008, borrowings on the Credit Agreement have been reduced to $400 million. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings.

The majority of the letters of credit outstanding under the Credit Agreement and Letter of Credit Agreement, discussed below, are used to provide collateral for our insurance programs.

Letter of Credit Agreement

We also have a letter of credit agreement (the “LC Agreement”), which is a 364-day secured facility with a commitment amount of up to $1.0 billion. This agreement provides solely for the issuance of letters of credit and does not provide for direct borrowings. The current term of the LC Agreement, which is renewable annually upon agreement of the parties, is scheduled to end in July 2008. On April 14, 2008, Bank of America, N.A., as Issuing Bank under the LC Agreement, advised us that it would not agree to renew the LC Agreement under its existing terms. At May 3, 2008, $2 million in letters of credit were outstanding under the LC Agreement as compared to $741 million in letters of credit outstanding at February 2, 2008. We had $2 million posted as collateral under the LC Agreement as of May 3, 2008.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 3, 2008 and May 5, 2007

Cash Collateral

We post cash collateral for certain self-insurance programs which we continue to classify as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. As of May 3, 2008, we had $15 million posted as collateral for self-insurance programs.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In fiscal 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of May 3, 2008, there were $15 million in borrowings outstanding under the OSH LLC Facility and $3 million in outstanding letters of credit. The $15 million in borrowings have been classified within short-term borrowings on our condensed consolidated balance sheet as of May 3, 2008 as we intend to repay the entire outstanding amount of this borrowing within the next 12 months.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which revised SFAS No. 141, “Business Combinations.” SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. The provisions of SFAS No. 141(R) are applied prospectively from the date of adoption, except for adjustments to a previously acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period, which are recorded as a component of income tax expense in the period of adjustment, rather than goodwill. We have not yet assessed the impact this statement will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” See Note 4 for further discussion regarding our adoption of SFAS No. 157 in the first quarter of 2008.

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

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 3, 2008 and May 5, 2007

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” See Note 4 for further discussion regarding our adoption of SFAS No. 159 in the first quarter of 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Before SFAS No. 160 was issued, limited guidance existed for reporting noncontrolling interests and many companies reported such interest as a liability in its balance sheet under the heading “Minority Interest.” SFAS No. 160 requires companies to report noncontrolling interests of consolidated subsidiaries as a component of equity in the consolidated statement of financial position. As a result, upon adoption of this Statement, Holdings will reclassify its noncontrolling interest in Sears Canada and OSH (which represents 30% and 19.9% of the subsidiaries’ ownership, respectively) from its current classification within the long-term liabilities section of Holdings’ condensed consolidated balance sheet to classification within the shareholders’ equity section.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 expands the disclosure requirements of SFAS No. 133 to require entities to make qualitative disclosures regarding objectives and strategies for using derivatives, quantitative disclosures regarding fair value amounts of and gains and losses on derivative instruments, and disclosures regarding credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 and we plan to adopt this standard beginning in the first quarter of fiscal 2009. As this statement relates only to disclosure requirements, we do not expect it to have a material impact on our financial condition or operating results.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Quarterly Report on Form 10-Q and in other public announcements by us contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements preceded or followed by, or that otherwise include, the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “forecast,” “is likely to” and similar expressions or future or conditional verbs such as “will,” “may” and “could” are generally forward-looking in nature and not historical facts. Such statements are based upon the current beliefs and expectations of Holdings' management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements.

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail and related services industries; the impact of seasonal

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 3, 2008 and May 5, 2007

buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; general economic conditions and normal business uncertainty, changes in consumer confidence, tastes, preferences and spending, including the impact of fuel costs and spending patterns, the availability and level of consumer debt, and unanticipated increases in our costs; our dependence on sources outside the United States for significant amounts of our merchandise; our extensive reliance on computer systems to process transactions, summarize results and manage our business; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business; our ability to properly implement and realize the expected benefits from our new organizational structure and operating model; our ability to attract, motivate and retain key executives and other associates; the outcome of pending and/or future legal proceedings, including product liability claims and bankruptcy claims, including proceedings with respect to which the parties have reached a preliminary settlement; and our ability to successfully invest available capital.

Certain of these and other factors are discussed in more detail in our filings with the Securities and Exchange Commission and the Annual Report on Form 10-K of Sears Holdings Corporation for the fiscal year ended February 2, 2008, which may be accessed through the Commission’s website at www.sec.gov.

While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. We intend the forward-looking statements to speak only as of the time made and does not undertake to update or revise them as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The nature of market risks faced by us at May 3, 2008 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008.

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. As of May 3, 2008, we had interest rate derivatives with a notional amount of $120 million, nominal fair value and a weighted average remaining life of 0.6 years. All debt securities and interest-rate derivative instruments are considered non-trading. As of May 3, 2008, 32% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at May 3, 2008, which totaled approximately $1.1 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $11 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

As of May 3, 2008, we had a series of foreign currency forward contracts outstanding, totaling $400 million Canadian notional value and with a weighted average remaining life of 0.2 years, designed to hedge our net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts as of May 3, 2008 was negative $13 million. A hypothetical 10% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of May 3, 2008, with all other variables held constant, would have resulted in a loss in the fair value of our foreign currency forward contracts of approximately $44 million as of May 3, 2008. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. No cash was posted as collateral under these contracts as of May 3, 2008.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 3, 2008 and May 5, 2007

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated forward contracts for a portion of its expected requirements at the time of placement. As of May 3, 2008 the value of these contracts is not material to Holdings’ financial condition or results of operations.

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

See Part I, Item 1, “Financial Statements—Notes to Condensed Consolidated Financial Statements,” Note 6—“Claims Resolution,” and Note 12—“Legal Proceedings,” for additional information regarding legal proceedings, which information is incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock we acquired during the first quarter of fiscal 2008. During the 13 weeks ended May 3, 2008, we repurchased 0.4 million of our common shares at a total cost of $40 million under our common share repurchase program. As of May 3, 2008, we had $143 million of remaining authorization under the program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 3, 2008 to March 1, 2008	—	$—	—	$—
March 2, 2008 to April 5, 2008	425,084	94.19	425,084	94.19
April 6, 2008 to May 3, 2008	—	—	—	—

Total	425,084	$94.19	425,084	$94.19	$143,000,000

(1)

Our common share repurchase program was initially announced on September 14, 2005 with a total authorization by our Board of Directors of up to $500 million. Subsequently, we announced that our Board of Directors authorized the repurchase of up to an additional $500 million of common stock on each of October 14, 2005, April 5, 2006 and September 12, 2006, $1.0 billion of common stock on July 10, 2007, $1.5 billion of common stock on August 13, 2007, and $500 million of common stock on May 29, 2008 for a total authorization since inception of the program of $5.0 billion. The program has no stated expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

On May 5, 2008 (in our second quarter, fiscal 2008), we held our annual meeting of stockholders at our offices in Hoffman Estates, Illinois.

William C. Crowley, Edward S. Lampert, Steven T. Mnuchin, Richard C. Perry, Ann N. Reese, Kevin B. Rollins, Emily Scott and Thomas J. Tisch were elected to the Board of Directors for one-year terms expiring at the 2009 annual meeting of stockholders. The stockholders also ratified the Audit Committee’s appointment of Deloitte & Touche LLP as independent auditors for 2008. A stockholder proposal regarding a majority vote shareholder committee was defeated. The votes on matters were as follows:

SEARS HOLDINGS CORPORATION

1.	Election of Directors

Name	For	Withheld
William C. Crowley	121,759,538	1,105,271
Edward S. Lampert	121,686,327	1,178,482
Steven T. Mnuchin	121,687,737	1,177,072
Richard C. Perry	121,782,940	1,081,869
Ann N. Reese	121,689,431	1,175,378
Kevin B. Rollins	121,799,269	1,065,540
Emily Scott	121,804,320	1,060,490
Thomas J. Tisch	121,790,559	1,074,251

2.	Appointment of Deloitte & Touche LLP as independent auditors for 2008

For	Against	Abstain
121,903,060	356,779	604,969

3.	Shareholder proposal regarding a majority vote shareholder committee

For	Against	Abstain	Broker Non-Votes
2,412,874	107,959,965	864,843	11,627,127

Item 6. Exhibits

(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

SEARS HOLDINGS CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION (Registrant)
May 30, 2008	By	/s/ WILLIAM K. PHELAN
William K. Phelan Senior Vice President, Controller and Treasurer (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

*10.1	Sears Holdings Corporation 2008 Annual Incentive Plan Document.

*10.2	Sears Holdings Corporation 2008 Executive Long Term Incentive Program.

10.3	Form of 2005 LTIP, 2006 LTIP and 2008 LTIP Award Agreement (incorporated by reference to Exhibit 10.45 to Registrant’s 2006 10-K) (File No. 000-51217).

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

E-1