Form 10-Q
period 2008-08-02
SEARS HOLDINGS CORP
filed 2008-08-29
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the Quarterly Period Ended August 2, 2008

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

Yes    ☐            No    ☒

As of August 22, 2008, the registrant had 126,416,383 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
REVENUES
Merchandise sales and services	$11,762	$12,260	$22,830	$24,007

COSTS AND EXPENSES
Cost of sales, buying and occupancy	8,640	8,869	16,685	17,306
Selling and administrative	2,694	2,802	5,509	5,446
Depreciation and amortization	247	262	495	524
Gain on sales of assets	(6)	(5)	(38)	(10)

Total costs and expenses	11,575	11,928	22,651	23,266

Operating income	187	332	179	741
Interest and investment income	(20)	(42)	(31)	(82)
Interest expense	65	71	131	144
Other (income) loss	1	(12)	2	(17)

Income before income taxes and minority interest	141	315	77	696
Income tax expense	56	128	28	276
Minority interest	20	14	40	24

NET INCOME	$65	$173	$9	$396

EARNINGS PER COMMON SHARE
Basic earnings per share	$0.50	$1.15	$0.07	$2.60
Diluted earnings per share	$0.50	$1.15	$0.07	$2.60
Basic weighted average common shares outstanding	128.8	150.8	130.3	152.3
Diluted weighted average common shares outstanding	128.8	150.9	130.3	152.4

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)		February 2, 2008
millions	August 2, 2008	August 4, 2007
ASSETS
Current assets
Cash and cash equivalents	$1,534	$2,634	$1,622
Accounts receivable	1,020	751	744
Merchandise inventories	9,754	10,158	9,963
Prepaid expenses and other current assets	468	433	438
Deferred income taxes	29	240	35

Total current assets	12,805	14,216	12,802
Property and equipment, net	8,568	8,842	8,863
Goodwill	1,660	1,714	1,686
Tradenames and other intangible assets	3,322	3,391	3,353
Other assets	434	420	693

TOTAL ASSETS	$26,789	$28,583	$27,397

LIABILITIES
Current liabilities
Short-term borrowings	$974	$80	$162
Current portion of long-term debt and capitalized lease obligations	390	551	242
Merchandise payables	3,494	3,448	3,487
Income taxes payable	—	17	54
Accrued expenses and other current liabilities	3,340	3,774	3,971
Unearned revenues	1,106	1,118	1,121
Other taxes	569	593	525

Total current liabilities	9,873	9,581	9,562

Long-term debt and capitalized lease obligations	2,250	2,646	2,606
Pension and post-retirement benefits	1,135	1,467	1,258
Minority interest and other long-term liabilities	3,351	3,265	3,304

Total Liabilities	16,609	16,959	16,730

SHAREHOLDERS’ EQUITY
Preferred stock, 20 shares authorized; no shares outstanding	—	—	—
Common stock $0.01 par value; 500 shares authorized; 126, 144, and 132 shares outstanding, respectively	1	2	1
Capital in excess of par value	10,405	10,364	10,419
Retained earnings	4,518	4,080	4,509
Treasury stock—at cost	(4,798)	(2,898)	(4,331)
Accumulated other comprehensive income	54	76	69

Total Shareholders’ Equity	10,180	11,624	10,667

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,789	$28,583	$27,397

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
millions	August 2, 2008	August 4, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9	$396
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	495	524
Curtailment gain on Sears Canada’s post-retirement benefit plans	—	(27)
Loss on total return swaps, net	—	21
Gain on sales of assets	(38)	(10)
Other non-cash items affecting earnings	(5)	6
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(17)	(86)
Merchandise inventories	180	(184)
Merchandise payables	23	89
Income and other taxes	(138)	(329)
Other operating assets	52	73
Other operating liabilities	(563)	39

Net cash (used in) provided by operating activities	(2)	512

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	75	43
Purchases of investments	(13)	—
Purchases of property and equipment	(277)	(278)
Change in collateral on total return swaps, net	—	60
Cash settlements on total return swaps, net	—	(8)

Net cash used in investing activities	(215)	(183)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	5	—
Repayments of long-term debt	(184)	(293)
Increase (decrease) in short-term borrowings, primarily 90 days or less	812	(14)
Purchase of treasury stock	(477)	(1,290)

Net cash provided by (used in) financing activities	156	(1,597)

Effect of exchange rate changes on cash and cash equivalents	(27)	63

NET DECREASE IN CASH AND CASH EQUIVALENTS	(88)	(1,205)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,622	3,839

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,534	$2,634

SUPPLEMENTAL DISCLOSURE ABOUT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Bankruptcy related settlements resulting in the receipt of treasury stock	$—	$27
SUPPLEMENTAL CASH FLOW DATA:
Income taxes paid, net of refunds	178	299
Cash interest paid	106	127

See accompanying notes.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Sears Holdings Corporation (“Holdings,” “we,” “us,” “our” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), which was completed on March 24, 2005. We are a broadline retailer with approximately 2,300 full-line and 1,200 specialty retail stores in the United States, operating through Kmart and Sears, and approximately 380 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 70%-owned subsidiary.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections – A Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3,” changes in accounting policy are to be reported through retrospective application of the new policy to all prior financial statement periods presented. Accordingly, our financial statements for periods prior to 2007 have been adjusted to reflect the period-specific effects of applying this change. This change resulted in a one-month shift backwards of periods previously reported for Sears Canada. The impact of this change in accounting policy was not material to our consolidated financial position, results of operations or cash flows for fiscal 2007 or our condensed consolidated financial statements for the quarter ended August 4, 2007.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3 – BORROWINGS

Total borrowings were as follows:

millions	August 2, 2008	August 4, 2007	February 2, 2008
Short-term borrowings:
Unsecured commercial paper	$174	$80	$145
Secured borrowings	800	—	17
Long-term debt, including current portion:
Notes and debentures outstanding	1,935	2,423	2,099
Capitalized lease obligations	705	774	749

Total borrowings	$3,614	$3,277	$3,010

Credit Agreement

We have a $4.0 billion, five-year credit agreement (the “Credit Agreement”) in place as a funding source for general corporate purposes, which includes a $1.5 billion letter of credit sublimit. The Credit Agreement, which has an expiration date of March 2010, is a revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of our direct and indirect subsidiaries and is secured by a first lien on our domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory levels, subject to certain limitations. As of August 2, 2008, we had $800 million of borrowings and $1.0 billion of letters of credit outstanding under the Credit Agreement with $2.2 billion of availability remaining under the Credit Agreement. The $800 million in borrowings, borrowed in the first half of fiscal 2008, are classified within short-term borrowings on our condensed consolidated balance sheet as of August 2, 2008 as we intend to repay the entire amount within the next 12 months. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings.

The majority of the letters of credit outstanding under the Credit Agreement, and Letter of Credit Agreement discussed below, are used to provide collateral for our insurance programs.

Letter of Credit Agreement

In July 2008, we amended our secured letter of credit agreement with Bank of America, N.A. (the “LC Agreement”). As amended, the LC Agreement provides for a commitment amount of up to $5 million and is scheduled to expire in July 2009. The LC Agreement continues to provide solely for the issuance of letters of credit and does not provide for direct borrowings. At August 2, 2008, $2 million in letters of credit were outstanding under the LC Agreement and we had $2 million posted as collateral under the LC Agreement.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In fiscal 2005, our subsidiary OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of August 2, 2008, there were no borrowings outstanding under the OSH LLC Facility and $2 million of letters of credit outstanding.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Forwards

We, from time to time, enter into foreign currency forward contracts, which have typically been designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada. We had no such foreign currency forward contracts outstanding as of August 2, 2008.

Sears Canada Foreign Exchange Collars and Contracts

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated forward contracts for a portion of its expected requirements at the time of placement. Since Holdings’ functional currency is the U.S. dollar, we are not directly exposed to the risk of exchange rate changes due to Sears Canada’s merchandise purchases, and therefore we do not account for these instruments as a hedge of our foreign currency exposure risk. We have recorded a mark to market fair value gain of $5 million for the 26-week period ended August 2, 2008 in operating income.

Total Return Swap Investment

We, from time to time, invest our surplus cash in various securities and financial instruments, including total return swaps, which are derivative instruments designed to synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. Such investments may be highly concentrated and involve substantial risks. We recognized investment gains of less than $1 million and investment losses of $21 million for the 13- and 26-week period ended August 4, 2007, respectively, related to these total return swaps. We had no total return swaps outstanding as of or during the 13- and 26- week periods ended August 2, 2008.

SFAS No. 157, “Fair Value Measurements”

On February 3, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” The adoption of SFAS No. 157 is currently limited to financial instruments and to non-financial derivatives as, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following table provides the fair value measurement amounts for assets and liabilities recorded on our condensed consolidated balance sheet at fair value at August 2, 2008:

millions	Total Fair Value Amounts at August 2, 2008	Level 1	Level 2	Level 3
Foreign currency contracts(1)	$5	$—	$5	$—

Total	$5	$—	$5	$—

(1)	Included within Prepaid expenses and other current assets and Other current liabilities on the condensed consolidated balance sheet.

The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple inputs including interest rates, prices and indices to generate pricing and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Our derivative instruments are valued using Level 2 measurements.

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

NOTE 5 – INTEREST AND INVESTMENT INCOME

The following table sets forth the components of interest and investment income as reported in our condensed consolidated statements of operations.

	13 Weeks Ended		26 Weeks Ended
millions	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Interest income on cash and cash equivalents	$7	$36	$16	$73
Total return swap loss	—	—	—	(21)
Other investment income	13	6	15	30

Total	$20	$42	$31	$82

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Interest Income on Cash and Cash Equivalents

We recorded interest income of $7 million and $16 million for the 13- and 26- week periods ended August 2, 2008, respectively, primarily related to interest earned on cash and cash equivalents. These cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, U.S. federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to us.

Total Return Swap Loss

As discussed in Note 4, from time to time we have invested in various securities and financial instruments, including total return swaps. We recognized investment gains of less than $1 million and investment losses of $21 million for the 13- and 26-week period ended August 4, 2007, respectively, related to these total return swaps. We had no total return swaps outstanding as of or during the 13- and 26-week periods ended August 2, 2008.

Other Investment Income

Other investment income primarily includes income generated by (and sales of investments in) certain real estate joint ventures and other equity investments in which we do not have a controlling interest. During the 13- and 26- week periods ended August 2, 2008, other investment income included a $10 million dividend received on our cost method investment in Sears Mexico. Other investment income for the 26-week period ended August 4, 2007 included a $20 million dividend received on our cost method investment in Sears Mexico.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 7 – SHAREHOLDERS’ EQUITY

Share Repurchase Program

During the 13- and 26- week periods ended August 2, 2008, we repurchased 5.6 million and 6.0 million of our common shares at a total cost of $437 million and $477 million, respectively, under our share repurchase program. Our repurchases for the 13- and 26- week periods ended August 2, 2008 were made at average prices of $78.22 and $79.34 per share, respectively. As of August 2, 2008, we had $206 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The following table shows the computation of comprehensive income (loss):

	13 Weeks Ended		26 Weeks Ended
millions	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net income	$65	$173	$9	$396
Other comprehensive income (loss):
Pension and post-retirement adjustments, net of taxes	—	—	—	16
Foreign currency translation adjustments	(8)	(3)	(15)	1

Total other comprehensive income (loss)	(8)	(3)	(15)	17

Total comprehensive income (loss)	$57	$170	$(6)	$413

The following table displays the components of accumulated other comprehensive income:

millions	August 2, 2008	August 4, 2007	February 2, 2008
Foreign currency translation adjustments	$(64)	$(5)	$(49)
Cumulative unrealized derivative gain	3	3	3
Pension and post-retirement adjustments, net of tax	115	78	115

Accumulated other comprehensive income	$54	$76	$69

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 8 – BENEFIT PLANS

Pension and Post-retirement Benefit Plans

We provide benefits to certain associates who are eligible under various defined benefit pension plans, contributory defined benefit pension plans and other post-retirement plans, primarily retiree medical benefits. The following table summarizes the components of total net periodic benefit expense for our retirement plans:

	13 Weeks Ended		26 Weeks Ended
millions	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Components of net periodic expense:
Benefits earned during the period	$6	$4	$13	$7
Interest costs	109	94	218	189
Expected return on plan assets	(108)	(95)	(215)	(191)

Net periodic expense	$7	$3	$16	$5

Sears Canada Curtailment Gain

In February 2007, Sears Canada announced amendments to its post-retirement programs including the introduction of a defined contribution component to its pension plan and the discontinuation of retiree medical, dental and life benefits for those Sears Canada associates who will not have achieved eligibility for such benefits by December 31, 2008. The amendments to the post-retirement programs resulted in a curtailment gain and reduction to the benefit plan obligation of $27 million during the 26-week period ended August 4, 2007.

Contributions

During the 13- and 26- week periods ended August 2, 2008, we made total contributions of $40 million and $116 million, respectively, to our domestic pension plans. We anticipate making aggregate contributions of $127 million over the remainder of fiscal 2008.

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

Effective at the beginning of fiscal 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement No. 109.” The impact upon adoption was to decrease retained earnings by $6 million and to increase our accruals for uncertain tax positions by a corresponding amount. In accordance with FIN 48, we increased goodwill and accruals for uncertain tax positions by $13 million to reflect the measurement of uncertain tax positions associated with previous business acquisitions, and increased capital in excess of par value and decreased accruals for uncertain tax positions by $2 million to reflect measurement of an uncertain tax position related to Predecessor Company pre-petition income tax liabilities. In accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” any resolution of these matters results in a direct credit to capital in excess of par value within shareholders’ equity.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of the second quarter of fiscal 2008, we had gross unrecognized tax benefits of $420 million. Of this amount, $105 million would, if recognized, affect our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences and prior business combinations or any other indirect tax benefits. During the quarter, we reduced gross unrecognized tax benefits by $12 million. Of this reduction, $13 million related to state tax settlements relating to pre-Merger periods. We expect that our unrecognized tax benefits could decrease up to $64 million over the next 12 months for federal and state tax settlements and for federal and state tax positions related to prior business dispositions due to both the expiration of the statute of limitations for certain jurisdictions as well as completion of tax audits and expected related settlements.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. As of August 2, 2008, the total amount of interest and penalties recognized on our condensed consolidated balance sheet was $99 million ($64 million net of federal tax benefit). The total amount of interest and penalties recognized in our condensed consolidated statement of operations for the 13- and 26- week periods ended August 2, 2008 was $2 million and $3 million, (net of federal tax benefit), respectively.

We file income tax returns in both the United States and various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) has commenced an audit of the Holdings’ federal income tax return for the fiscal year 2005 and the Sears’ federal income tax returns for the fiscal years 2004 and 2005 through the date of the Merger. The IRS has completed its examination of Sears’ federal income tax returns for the fiscal years 2002 and 2003, and we are working with the IRS to resolve certain matters arising from this exam. In addition, Holdings and Sears are subject to various state, local and foreign income tax examinations for the fiscal years 2001 – 2005 and Kmart is subject to such examinations for the fiscal years 2003 – 2005.

At the end of fiscal 2007, we had a state net operating loss (“NOL”) deferred tax asset of $273 million and a valuation allowance of $185 million. In the first half of fiscal 2008, there was no change to the state NOL deferred tax asset and our valuation allowance. We will continue to assess the likelihood of realization of these state deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized. To the extent that these valuation allowances relate to pre-Merger periods, and are reversed in the future, such effects would be recorded as a decrease to goodwill. Upon adoption of SFAS No. 141(R), as discussed in Note 13, adjustments to a previously acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the initial measurement period will be recorded as a component of income tax expense in the period of adjustment, rather than goodwill.

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

	For the 13 Weeks Ended
	August 2, 2008
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$4,005	$6,367	$1,390	$11,762
Costs and expenses
Cost of sales, buying and occupancy	3,087	4,590	963	8,640
Selling and administrative	863	1,524	307	2,694
Depreciation and amortization	34	181	32	247
Gain on sales of assets	(1)	(5)	—	(6)

Total costs and expenses	3,983	6,290	1,302	11,575

Operating income	$22	$77	$88	$187

Total assets	$6,284	$17,095	$3,410	$26,789

	For the 13 Weeks Ended
	August 4, 2007
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$4,228	$6,706	$1,326	$12,260
Costs and expenses
Cost of sales, buying and occupancy	3,203	4,736	930	8,869
Selling and administrative	870	1,633	299	2,802
Depreciation and amortization	27	202	33	262
Gain on sales of assets	—	(2)	(3)	(5)

Total costs and expenses	4,100	6,569	1,259	11,928

Operating income	$128	$137	$67	$332

Total assets	$7,557	$17,887	$3,139	$28,583

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	For the 26 Weeks Ended
	August 2, 2008
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$7,738	$12,467	$2,625	$22,830
Costs and expenses
Cost of sales, buying and occupancy	5,953	8,919	1,813	16,685
Selling and administrative	1,719	3,178	612	5,509
Depreciation and amortization	67	364	64	495
Gain on sales of assets	(2)	(4)	(32)	(38)

Total costs and expenses	7,737	12,457	2,457	22,651

Operating income	$1	$10	$168	$179

Total assets	$6,284	$17,095	$3,410	$26,789

	For the 26 Weeks Ended
	August 4, 2007
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$8,243	$13,366	$2,398	$24,007
Costs and expenses
Cost of sales, buying and occupancy	6,258	9,365	1,683	17,306
Selling and administrative	1,710	3,211	525	5,446
Depreciation and amortization	53	408	63	524
Gain on sales of assets	(1)	(1)	(8)	(10)

Total costs and expenses	8,020	12,983	2,263	23,266

Operating income	$223	$383	$135	$741

Total assets	$7,557	$17,887	$3,139	$28,583

In January 2008, we announced that we would implement a new organizational structure and operating model designed to simplify the way our business lines are managed. While we have begun the process of transforming the Company to this new model, it will take some time to build the processes and information systems necessary to support the structure. We continue to assess the impact our new organizational structure will have on the business segment information used by our management to operate Holdings on an on-going basis.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 11 – SUPPLEMENTAL FINANCIAL INFORMATION

Accrued expenses and other current liabilities as of August 2, 2008, August 4, 2007 and February 2, 2008 consisted of the following:

millions	August 2, 2008	August 4, 2007	February 2, 2008
Payroll and benefits payable	$355	$410	$367
Outstanding checks in excess of funds on deposit	261	330	405
Current portion of self-insurance reserves	374	347	377
Customer deposits	366	423	371
Accrued expenses and other current liabilities	1,984	2,264	2,451

Total	$3,340	$3,774	$3,971

Minority interest and other liabilities as of August 2, 2008, August 4, 2007 and February 2, 2008 consisted of the following:

millions	August 2, 2008	August 4, 2007	February 2, 2008
Unearned revenues	$923	$940	$945
Self-insurance reserves	829	823	802
Minority interest	343	236	313
Other	1,256	1,266	1,244

Total	$3,351	$3,265	$3,304

NOTE 12 – LEGAL PROCEEDINGS

Maurice Levie, individually and on behalf of all others similarly situated v. Sears, Roebuck & Co., et al.—Following the announcement of the Merger on November 17, 2004, a lawsuit was filed in the United States District Court for the Northern District of Illinois relating to the transaction. This suit asserts claims under the federal securities laws on behalf of a class of former Sears’ stockholders against Sears, Alan J. Lacy, Edward S. Lampert and ESL Partners, L.P for allegedly failing to make timely disclosure of merger discussions during the period September 9 through November 16, 2004, and seeks damages. On July 17, 2007, the Court granted in part and denied in part plaintiffs’ motion for class certification, certifying a class of Sears’ stockholders who sold shares of Sears’ stock between September 9, 2004 and November 16, 2004, excluding short sellers who covered their positions during the class period. On September 24, 2007, the Seventh Circuit Court of Appeals denied defendants’ petition for leave to appeal the class certification order. Merits discovery is underway.

In re: Sears Holdings Corporation Securities Litigation—In May and July 2006, two class action lawsuits, which each name as defendants Sears Holdings Corporation and Edward S. Lampert, were filed in United States District Court for the Southern District of New York, purportedly on behalf of a class of persons that sold shares of Kmart Holding Corporation stock on or after May 6, 2003 through June 4, 2004. The plaintiffs in each case allege that Kmart’s Plan of Reorganization and Disclosure Statement filed on January 24, 2003 and amended on February 25, 2003 misrepresented Kmart’s assets, particularly its real estate holdings, as evidenced by the prices at which Kmart subsequently sold certain of its stores in June 2004 to Home Depot and Sears. The plaintiffs seek damages for alleged misrepresentations. On December 19, 2006, the Court consolidated the actions and plaintiffs filed their consolidated complaint. On April 15, 2008, the Court denied without prejudice defendants’ motion to dismiss. After taking some additional discovery, defendants have filed another motion to dismiss which the Court has set for hearing in October 2008.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

AIG Annuity Insurance Company, et al. v. Sears, Roebuck and Co.—On October 12, 2004, an action was filed against Sears in the District Court, 192nd Judicial District, Dallas County, Texas by several holders of certain bonds issued by Sears from 1991 through 1993. Plaintiffs purport to allege under theories of breach of contract and misrepresentation, that Sears prematurely redeemed the bonds in 2004 following Sears’ sale of the credit business in 2003. On February 2, 2007, a jury in the case reached a verdict against Sears and the Court subsequently awarded plaintiffs $61 million plus post-judgment interest. Sears then filed a notice of appeal and on April 16, 2008, the appellate court heard oral argument on the appeal. On August 21, 2008, the appellate court reversed the trial court’s judgment and entered judgment in favor of Sears on all counts. As a result of the appellate court’s decision to overturn the verdict, we eliminated the $62 million reserve we previously established for this matter, which had the effect of improving pre-tax income by $62 million in the second quarter of 2008.

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

We are a defendant in several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried associates who allege various wage and hour violations and unlawful termination practices. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Further, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. One of these class-action lawsuits described above is Moldowan, et al. v. Sears, Roebuck and Company, et al., a lawsuit filed on August 12, 2004 in the Superior Court of the State of California, County of Sonoma in which plaintiffs allege that Sears failed to pay them for all hours worked and otherwise failed to pay them correctly for work performed in accordance with California law. Plaintiffs seek monetary damages in an unspecified amount, together with attorneys’ fees, interest, statutory penalties and punitive damages. Plaintiffs’ motion for class certification is fully briefed and a hearing on the motion has not been scheduled pending settlement discussions between the parties, which are ongoing.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which revised SFAS No. 141, “Business Combinations.” SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) will have a significant impact on the accounting for transaction costs and restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination. The provisions of SFAS No. 141(R) are applied prospectively from the date of adoption, except for adjustments to a previously acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period, which are recorded as a component of income tax expense in the period of adjustment, rather than goodwill. We have not yet assessed the impact this statement will have on our financial statements.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Statement of Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect this statement to have a material impact on our financial condition or operating results.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

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

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
REVENUES
Merchandise sales and services	$11,762	$12,260	$22,830	$24,007

COSTS AND EXPENSES
Cost of sales, buying and occupancy	8,640	8,869	16,685	17,306
Gross margin dollars	3,122	3,391	6,145	6,701
Gross margin rate	26.5%	27.7%	26.9%	27.9%
Selling and administrative	2,694	2,802	5,509	5,446
Selling and administrative expense as a percentage of total revenues	22.9%	22.9%	24.1%	22.7%
Depreciation and amortization	247	262	495	524
Gain on sales of assets	(6)	(5)	(38)	(10)

Total costs and expenses	11,575	11,928	22,651	23,266

Operating income	187	332	179	741
Interest and investment income	(20)	(42)	(31)	(82)
Interest expense	65	71	131	144
Other (income) loss	1	(12)	2	(17)

Income before income taxes and minority interest	141	315	77	696
Income tax expense	56	128	28	276
Minority interest	20	14	40	24

NET INCOME	$65	$173	$9	$396

EARNINGS PER COMMON SHARE
Diluted earnings per share	$0.50	$1.15	$0.07	$2.60
Diluted weighted average common shares outstanding	128.8	150.9	130.3	152.4

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

Net Income and Earnings per Share Summary

For the second quarter of fiscal 2008, we recorded net income of $65 million ($0.50 per diluted share) as compared to net income of $173 million ($1.15 per diluted share) for the second quarter of fiscal 2007. For the first half of 2008, we recorded net income of $9 million ($0.07 per diluted share), as compared to net income of $396 million ($2.60 per diluted share) for the first half of fiscal 2007. Our second quarter and first half results in 2008 include the positive impact of the reversal of a $62 million reserve because of the overturning of the previously disclosed February 2, 2007 adverse jury verdict relating to the redemption of certain Sears, Roebuck and Co. bonds in 2004 (see Note 12 for further information regarding this matter). This item had the impact of increasing our net income after tax for the second quarter and first half of fiscal 2008 by $37 million ($0.29 per diluted share) and $39 million ($0.30 per diluted share), respectively. Our second quarter and year-to-date income declined in fiscal 2008 primarily as a result of lower sales and reduced gross margins in our domestic operations.

13-week period ended August 2, 2008 compared to the 13-week period ended August 4, 2007

Comparable Store Sales and Total Revenues

Domestic comparable store sales declined 6.2% for the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007. Sears Domestic comparable store sales declined 6.7% for the second quarter of fiscal 2008 while Kmart comparable store sales declined 5.6% for the quarter. The comparable store sales declines at both Kmart and Sears Domestic continue to reflect increased competition and weakness in the general economy. Comparable store sales declined for the quarter across most major categories at both Kmart and Sears Domestic, but continue to be partially offset by increases in sales of consumer electronics, most notably at Sears Domestic. Comparable store sales declines continue to be driven by categories directly impacted by housing market conditions (including home appliances and, most notably, tools at Sears Domestic), and the increased costs of consumer staples, such as food and gas, which decrease consumers’ discretionary spending.

For the second quarter in 2008, total revenues declined $498 million, or 4.1%, to $11.8 billion, as compared to $12.3 billion for the second quarter of fiscal 2007. The second quarter decline primarily reflects the above-noted impact of lower domestic comparable store sales, partially offset by sales increases at Sears Canada of $64 million, primarily reflecting the impact of favorable exchange rates, as the Canadian dollar strengthened from prior year levels.

Gross Margin

For the second quarter of fiscal 2008, we generated $3.1 billion in total gross margin, as compared to $3.4 billion in the second quarter of fiscal 2007. The total decline was made up of declines at both Kmart and Sears Domestic, partially offset by an increase at Sears Canada. The reductions at Kmart and Sears Domestic reflect the negative gross margin impact of lower overall sales, as well as a decline in our overall gross margin as a percentage of total revenues (our “gross margin rate”). As a percentage of total revenues, our gross margin rate declined 1.2% to 26.5% in the second quarter of fiscal 2008, as compared to 27.7% for the second quarter of fiscal 2007.

Reduced leverage of buying and occupancy costs, given lower overall sales levels in fiscal 2008, accounted for approximately 0.3% of the total 1.2% decline in our gross margin rate for the quarter. The remaining 0.9% decline was attributable to declines in gross margin rates across a number of merchandise categories at both Kmart and Sears Domestic. Sears Domestic’s gross margin rate declined to 27.9% in the second quarter of fiscal 2008, as compared to 29.4% for the second quarter of fiscal 2007. Kmart’s gross margin rate declined to 22.9% in the second quarter of fiscal 2008, as compared to 24.2% for the second quarter of fiscal 2007. The rate declines for both Sears Domestic and Kmart were due to increased markdown activity as a result of the intense competition for consumer business. As the home electronics category typically has a lower gross margin than

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

other merchandise categories, the increase in home electronics sales, as well as a transition in electronics product offerings, contributed to the lower gross margin rate at Sears Domestic. The decline in Sears Domestic and Kmart gross margin rates was somewhat offset by an increase in the gross margin rate at Sears Canada.

Selling and Administrative Expenses

Our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) were 22.9% for the second quarter of fiscal 2008 and 2007. The current year rate, in part, reflects the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-Merger legal matter concerning Sears’ redemption of certain bonds in 2004 (see Note 12 for further information regarding this matter). Excluding this item, selling and administrative expenses decreased $46 million as compared to the second quarter last year, and our selling and administrative expense rate would have been 23.4%. The selling and administrative expense rate increase is primarily a result of lower expense leverage given lower overall sales results. The decline in selling and administrative expenses of $46 million mainly reflects a decrease in advertising, display and payroll expenses.

Operating Income

For the quarter, we reported operating income of $187 million, as compared to operating income of $332 million in the second quarter of fiscal 2007, mainly due to lower gross margin dollars generated at both Kmart and Sears Domestic, offset by the reversal of the legal matter reserve discussed previously.

Interest and Investment Income

We earned $20 million in interest and investment income for the second quarter of fiscal 2008, as compared to $42 million for the second quarter of fiscal 2007. Interest and investment income for the second quarter of fiscal 2008 included a pre-tax dividend of $10 million received in connection with our investment in Sears Mexico. The second quarter decrease in fiscal 2008 was primarily due to lower levels of interest income due to reduced cash and cash equivalent balances.

Interest Expense

We incurred $65 million in interest expense during the second quarter of fiscal 2008, as compared to $71 million in the second quarter of last year. The reduction was attributable to lower average borrowings outstanding during the quarter.

Other Income / Loss

Other income / loss is primarily comprised of bankruptcy-related recoveries. A total of $12 million in bankruptcy-related recoveries were recorded in the second quarter of fiscal 2007. Bankruptcy-related recoveries represent amounts collected from vendors who had received cash payment for pre-petition obligations. See Note 6 to the Condensed Consolidated Financial Statements for further information on bankruptcy claims resolution.

26-week period ended August 2, 2008 compared to the 26-week period ended August 4, 2007

Comparable Store Sales and Total Revenues

Domestic comparable store sales declined 7.4% for the first half of fiscal 2008 as compared to the first half of fiscal 2007. Sears Domestic comparable store sales declined 8.2% for the first half of fiscal 2008 while Kmart comparable store sales declined 6.3% for the first half of fiscal 2008. We experienced lower comparable store sales across most merchandise categories and formats at both Kmart and Sears Domestic for the first half of

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

fiscal 2008. For the first half of fiscal 2008, declines continue to be driven by categories directly impacted by housing market conditions (including home appliance, lawn and garden, and most notably tools at Sears Domestic), and the increased costs of consumer staples, such as food and gas, which decrease consumers’ discretionary spending. These declines continue to be partially offset by sales increases within home electronics, most notably at Sears Domestic.

For the first half of fiscal 2008, total revenues declined $1.2 billion, or 4.9%, to $22.8 billion, as compared to $24.0 billion for the first half of fiscal 2007. The first half decline primarily reflects the above-noted impact of lower comparable store sales at Sears Domestic and Kmart, partially offset by sales increases at Sears Canada of $227 million, primarily reflecting the effects of foreign currency exchange rates. Given that we do not expect any significant near-term improvement in the overall retail environment, we believe that our sales will likely continue to be pressured by the above-noted unfavorable economic factors for the balance of fiscal 2008.

Gross Margin

For the first half of fiscal 2008, we generated $6.1 billion in total gross margin, as compared to $6.7 billion in the first half of fiscal 2007. The total decline was made up of declines at Kmart and Sears Domestic of $200 million and $453 million, respectively, partially offset by an increase at Sears Canada of $97 million. As noted above, the reductions reflect the negative gross margin impact of lower overall sales, as well as a decline in our domestic gross margin rate, somewhat offset by an increase in the gross margin rate at Sears Canada. As a percentage of total revenues, our gross margin rate declined by 100 basis points to 26.9% in the first half of fiscal 2008, as compared to 27.9% for the first half of fiscal 2007.

Reduced leverage of buying and occupancy costs, given lower overall sales levels in fiscal 2008, accounted for approximately 0.2% of the total decline in our gross margin rate for the first half. The remaining 0.8% decline was attributable to declines in gross margin rates across a number of merchandise categories at both Kmart and Sears Domestic, with the most significant overall decline being recorded at Sears Domestic. Sears Domestic’s gross margin rate declined 140 basis points to 28.5% in the first half of fiscal 2008, as compared to 29.9% for the first half of fiscal 2007, while Kmart’s gross margin rate declined 100 basis points to 23.1%. The rate declined within both segments due to increased markdown activity as a result of the intense competition for consumer business. Given that we do not expect any significant near-term improvement in the overall retail environment, which, in addition to the above noted economic factors, includes increasing commodity price pressures faced by our vendors, we believe that our margins will likely continue to be pressured for the balance of fiscal 2008.

Selling and Administrative Expenses

For the first half of fiscal 2008, our selling and administrative expense rate was 24.1% as compared to 22.7% for the first half of fiscal 2007. The current year rate, in part, reflects the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-Merger legal matter concerning Sears’ redemption of certain bonds in 2004. The prior year rate, in part, reflects the net favorable impact of certain significant items recorded within selling and administrative expenses in fiscal 2007, including the $30 million gain related to a legal settlement, $27 million curtailment gain recorded in connection with changes made to Sears Canada’s benefit plans and the $18 million gain related to insurance recoveries for certain Sears property damaged by hurricanes during fiscal 2005. Excluding these items, selling and administrative expenses increased $50 million as compared to first half last year.

The $50 million increase in selling and administrative expense reflects higher marketing and display costs as well as an increase at Sears Canada of $87 million (mainly related to the impact of foreign currency fluctuations). These increases were partially offset by a decrease in payroll expenses. The higher marketing costs are attributable to a reallocation of our annual marketing spend to the first half of 2008, and in particular to the first quarter of 2008, as compared to those allocated during the same period in fiscal 2007.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

Operating Income

For the first half of fiscal 2008, we reported operating income of $179 million, as compared to operating income of $741 million in the first half of fiscal 2007, mainly due to lower gross margin dollars generated at both Kmart and Sears Domestic. As noted above, in addition to the decline in gross margin we also had an increase in selling and administrative expenses for the first half of 2008. These items were partially offset by a decline in depreciation and amortization expense of $29 million, primarily attributable to property and equipment becoming fully depreciated during the first half of the year, thereby decreasing our depreciable asset base.

Interest and Investment Income

We earned $31 million in interest and investment income for the first half of fiscal 2008, as compared to $82 million for the first half of fiscal 2007. Interest and investment income for the first half of fiscal 2008 is mainly comprised of a dividend of $10 million from our cost method investment in Sears Mexico and interest income of $16 million. Interest and investment income for the first half of fiscal 2007 was mainly comprised of a dividend of $20 million from our cost method investment in Sears Mexico and interest income of $73 million, partially offset by investment losses of $21 million on total return swaps outstanding during the 26-week period ended August 4, 2007. There were no total return swaps outstanding as of or during the 26-week period ended August 2, 2008. The decrease in interest income in the first half of fiscal 2008 was primarily due to reduced cash and cash equivalent balances.

Interest Expense

We incurred $131 million in interest expense during the first half of fiscal 2008, as compared to $144 million in the first half of last year. The reduction was attributable to lower average borrowings outstanding during the first half of the year in 2008.

Other Income / Loss

Other income / loss is primarily comprised of bankruptcy-related recoveries. A total of $18 million in bankruptcy-related recoveries were recorded in the first half of fiscal 2007. Bankruptcy-related recoveries represent amounts collected from vendors who had received cash payment for pre-petition obligations. See Note 6 to the Condensed Consolidated Financial Statements for further information on bankruptcy claims resolution.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

SEGMENT OPERATIONS

The following discussion of our business segment results is organized into three segments: Kmart, Sears Domestic and Sears Canada.

Kmart

Kmart results and key statistics were as follows:

Kmart	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Merchandise sales and services	$4,005	$4,228	$7,738	$8,243
Cost of sales, buying and occupancy	3,087	3,203	5,953	6,258
Gross margin dollars	918	1,025	1,785	1,985
Gross margin rate	22.9%	24.2%	23.1%	24.1%
Selling and administrative	863	870	1,719	1,710
Selling and administrative expense as a percentage of total revenues	21.5%	20.6%	22.2%	20.7%
Depreciation and amortization	34	27	67	53
Gain on sales of assets	(1)	—	(2)	(1)

Total costs and expenses	3,983	4,100	7,737	8,020

Operating income	$22	$128	$1	$223

Number of stores			1,382	1,388

13-week period ended August 2, 2008 compared to the 13-week period ended August 4, 2007

Comparable Store Sales and Total Revenues

For the quarter, Kmart’s comparable store sales and total sales declined 5.6% and 5.3%, respectively. Kmart experienced lower transaction volumes across most merchandise categories. For the quarter, comparable store sales declines were driven by declines recorded within soft home, hardware, including tools, jewelry, food and consumables, and drugstore. These declines were partially offset by comparable store sales increases in home entertainment. We believe the overall decline in comparable store sales reflects both increased competition, as well as the negative impact of certain external factors, as noted above in the discussion of consolidated results. The decline in the food and consumables category relates mainly to a shift in our promotional strategy in this category in the second quarter of fiscal 2008. The decline in total revenues as compared to the second quarter of fiscal 2007 primarily reflects the impact of lower comparable store sales.

Gross Margin

For the quarter, Kmart generated $918 million in total gross margin in fiscal 2008, as compared to $1.0 billion in the second quarter of fiscal 2007, with the decline reflecting the negative gross margin impact of lower overall sales, as well as a decline in Kmart’s gross margin rate. For the quarter, Kmart’s gross margin rate was 22.9% in fiscal 2008, as compared to 24.2% for the second quarter of fiscal 2007, a decline of 1.3%. Reduced leverage of buying and occupancy costs, given lower overall sales levels, accounted for approximately 0.5% of the total 1.3% decline, with the remaining 0.8% decline attributable to gross margin rate declines across a number of merchandise categories. As noted above, Kmart’s gross margin rate decreases are mainly related to increased markdown activity taken to clear seasonal merchandise, as well as the intense competition for consumer business.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

Selling and Administrative Expenses

For the quarter, Kmart’s selling and administrative expense rate was 21.5% in fiscal 2008, as compared to 20.6% for the second quarter of fiscal 2007. While total selling and administrative expenses decreased $7 million as compared to the second quarter last year, the selling and administrative expense rate increased primarily as a result of lower expense leverage given lower overall sales results.

Operating Income

For the quarter, Kmart recorded operating income of $22 million in fiscal 2008, as compared to operating income of $128 million in the second quarter of fiscal 2007, a decline of $106 million. As discussed above, the second quarter decline primarily reflects the negative gross margin impact of lower sales levels, as well as a decline in Kmart’s gross margin rate for the second quarter.

26-week period ended August 2, 2008 compared to the 26-week period ended August 4, 2007

Comparable Store Sales and Total Revenues

For the first half of fiscal 2008, Kmart’s comparable store sales and total sales declined 6.3% and 6.1%, respectively. Kmart experienced lower transaction volumes across most merchandise categories. For the first half of the year, comparable store sales declines were driven by declines within hardware, lawn and garden, jewelry, food and consumables and drugstore. These declines were partially offset by comparable store sales increases in home entertainment. We believe the overall decline in comparable store sales reflects both increased competition, as well as the negative impact of certain external factors, as noted above in the discussion of consolidated results. The decline in the food and consumables category relates mainly to a shift in our promotional strategy in this category in fiscal 2008.

The decline in total revenues as compared to the second quarter of fiscal 2007 primarily reflects the impact of lower comparable store sales. Given that we do not expect any significant near-term improvement in the overall retail environment, we believe that our sales will likely continue to be pressured by the above-noted unfavorable economic factors for the balance of fiscal 2008.

Gross Margin

For the first half of fiscal 2008, Kmart generated $1.8 billion in total gross margin, as compared to $2.0 billion in the first half of fiscal 2007, with the decline reflecting the negative gross margin impact of lower overall sales, as well as a decline in Kmart’s gross margin rate. For the first half of fiscal 2008, Kmart’s gross margin rate was 23.1%, as compared to 24.1% for the first half of fiscal 2007, a decline of 100 basis points.

Reduced leverage of buying and occupancy costs, given lower overall sales levels, accounted for approximately 0.5% of the total decline, with the remaining 0.5% decline attributable to gross margin rate declines across a number of merchandise categories. As noted above, Kmart’s gross margin rate decreases are mainly related to increased markdown activity taken to clear seasonal merchandise, as well as the intense competition for consumer business. Similar to sales declines noted above, we believe that our margins will likely continue to be pressured by the above-noted unfavorable economic factors for the balance of fiscal 2008.

Selling and Administrative Expenses

For the first half of fiscal 2008, Kmart’s selling and administrative expense rate was 22.2%, as compared to 20.7% for the first half of fiscal 2007. The selling and administrative expense rate for fiscal 2007 included a $30 million legal settlement gain received in relation to a contract dispute. Excluding this gain, Kmart’s selling and

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

administrative expense rate was 21.1% for the first half of fiscal 2007. Total selling and administrative expenses increased $9 million for the first half of the year, mainly as the result of the aforementioned legal settlement gain received in the first half of fiscal 2007. The current year selling and administrative rate increased, primarily reflecting lower expense leverage resulting from lower overall sales levels.

Operating Income

For the first half of fiscal 2008, Kmart recorded $1 million of operating income, as compared to operating income of $223 million in the first half of fiscal 2007, a decline of $222 million. As discussed above, the first half decline primarily reflects the negative gross margin impact of lower sales levels, as well as a decline in Kmart’s gross margin rate for the first half.

Sears Domestic

Sears Domestic results and key statistics were as follows:

Sears Domestic	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Merchandise sales and services	$6,367	$6,706	$12,467	$13,366
Cost of sales, buying and occupancy	4,590	4,736	8,919	9,365
Gross margin dollars	1,777	1,970	3,548	4,001
Gross margin rate	27.9%	29.4%	28.5%	29.9%
Selling and administrative	1,524	1,633	3,178	3,211
Selling and administrative expense as a percentage of total revenues	23.9%	24.4%	25.5%	24.0%
Depreciation and amortization	181	202	364	408
Gain on sales of assets	(5)	(2)	(4)	(1)

Total costs and expenses	6,290	6,569	12,457	12,983

Operating income	$77	$137	$10	$383

Number of :
Full-line Stores(1)			933	934
Specialty Stores			1,177	1,111
Total Domestic Sears Stores			2,110	2,045

(1)	The period ended August 2, 2008 includes 858 Full-line stores and 75 Sears Essentials/Grand stores;

        The period ended August 4, 2007 includes 860 Full-line stores and 74 Sears Essentials/Grand stores

13-week period ended August 2, 2008 compared to the 13-week period ended August 4, 2007

Comparable Store Sales and Total Revenues

For the quarter, Sears Domestic’s comparable store sales and total sales declined 6.7% and 5.1%, respectively. Comparable store sales declines were driven by declines recorded in intimate apparel, jewelry, appliances, and most notably tools. As noted previously, comparable store sales continue to decline in categories directly impacted by housing market conditions and the increased costs of consumer staples, such as food and gas. Decreased sales performance within these areas was partially offset by comparable store sales increases within Sears Domestic’s home electronics business for the second quarter of fiscal 2008, primarily reflecting continued market demand for flat-panel televisions. The decline in total revenues as compared to the second quarter of fiscal 2007 primarily reflects the impact of lower comparable store sales.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

Gross Margin

For the quarter, Sears Domestic generated $1.8 billion in total gross margin in fiscal 2008, as compared to $2.0 billion in the second quarter of fiscal 2007, with the decline primarily reflecting the negative margin impact of lower overall sales levels, as well as a decline in Sears Domestic’s gross margin rate for the quarter. Sears Domestic’s gross margin rate was 27.9% during the second quarter of 2008, as compared to 29.4% in the second quarter of fiscal 2007, a decline of 150 basis points.

Reduced leverage of buying and occupancy costs, given lower overall sales levels, accounted for approximately 0.2% of the total decline, with the remaining 1.3% decline attributable to gross margin rate declines across a number of merchandise categories. As noted above, gross margin rate decreases are mainly related to increased markdown activity taken to clear seasonal merchandise, as well as the intense competition for consumer business. Gross margin rate was also reduced as a result of a $36 million increase in inventory reserves over the reserve for the comparable period last year primarily attributable to the reset of the Sears home electronics department and transition to newer products.

Selling and Administrative Expenses

For the quarter, Sears Domestic’s selling and administrative expense rate was 23.9% in fiscal 2008, as compared to 24.4% for the second quarter of fiscal 2007. The current year rate, in part, reflects the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-Merger legal matter concerning Sears’ redemption of certain bonds in 2004, as well as insurance proceeds of $23 million related to a Sears, Roebuck and Co. matter from March 2000. Excluding these items, selling and administrative expenses decreased $24 million as compared to the second quarter last year, and our selling and administrative expense rate would have been 25.3%. The selling and administrative expense rate increase is primarily a result of lower expense leverage given lower overall sales results. The decline in selling and administrative expenses for the second quarter of 2008 as compared to the second quarter of 2007 is primarily due to a decrease in advertising, display and payroll expenses.

Operating Income

For the second quarter in fiscal 2008, Sears Domestic recorded operating income of $77 million, as compared to operating income of $137 million in the second quarter of fiscal 2007, a decline of $60 million. The decrease primarily reflects lower total gross margin dollars generated as a result of lower overall sales levels, partially offset by a decline in selling and administrative expenses, as well as a decline in depreciation and amortization expense of $21 million. The decrease in depreciation and amortization expense is primarily attributable to property and equipment becoming fully depreciated during the quarter, thereby decreasing our depreciable asset base.

26-week period ended August 2, 2008 compared to the 26-week period ended August 4, 2007

Comparable Store Sales and Total Revenues

For the first half of fiscal 2008, Sears Domestic’s comparable store sales and total sales declined 8.2% and 6.7%, respectively. Comparable store sales declines were driven by declines recorded in intimate apparel, jewelry, appliances, lawn and garden, and most notably tools. We believe these declines in comparable store sales are a result of the current housing market conditions and the increased costs of consumer staples, such as food and gas. Decreased sales performance within these areas was partially offset by comparable store sales increases within Sears Domestic’s home electronics business for the first half of fiscal 2008, primarily reflecting continued market demand for flat-panel televisions.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

The decline in total revenues in the first half of 2008 as compared to the first half of fiscal 2007 primarily reflects the above-noted impact of lower comparable store sales. Given that we do not expect any significant near-term improvement in the overall retail environment, we believe that our sales will likely continue to be pressured by the above-noted unfavorable economic factors for the balance of fiscal 2008.

Gross Margin

For the first half of fiscal 2008, Sears Domestic generated $3.5 billion in total gross margin, as compared to $4.0 billion in the first half of fiscal 2007, with the decline primarily reflecting the negative margin impact of lower overall sales levels, as well as a decline in Sears Domestic’s gross margin rate for the quarter. Sears Domestic’s gross margin rate was 28.5% during the first half of 2008, as compared to 29.9% in the first half of fiscal 2007, a decline of 140 basis points.

Reduced leverage of buying and occupancy costs, given lower overall sales levels, accounted for approximately 0.1% of the total decline, with the remaining 1.3% decline attributable to gross margin rate declines across a number of merchandise categories. As noted previously, gross margin rate decreases are mainly related to increased markdown activity taken to clear seasonal merchandise, as well as the intense competition for consumer business. The gross margin rate decline for Sears Domestic is also partially due to an increase in lower margin home electronics sales, as previously noted. Similar to the sales declines noted above, we believe that our margins will likely continue to be pressured by the above-noted unfavorable economic factors for the balance of fiscal 2008.

Selling and Administrative Expenses

For the first half of fiscal 2008, Sears Domestic’s selling and administrative expense rate was 25.5%, as compared to 24.0% for the first half of fiscal 2007. The current year rate, in part, reflects the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-Merger legal matter concerning Sears’ redemption of certain bonds in 2004. The prior year rate includes a gain of $18 million for insurance recoveries received on claims filed for certain property damaged by hurricanes during fiscal 2005. Excluding these items, selling and administrative expenses increased $11 million in the first half of fiscal 2008 as compared to the same period in fiscal 2007. The increase in the selling and administrative expense rate for the first half of fiscal 2008 reflects the impact of lower expense leverage given lower overall sales results.

Operating Income

For the first half of fiscal 2008, Sears Domestic recorded operating income of $10 million, as compared to operating income of $383 million in the first half of fiscal 2007, a decline of $373 million. The decrease primarily reflects lower total gross margin dollars generated as a result of lower overall sales levels and a decline in gross margin rate, partially offset by a $33 million decrease in selling and administrative expenses and a $44 million decline in depreciation and amortization expense. The decrease in depreciation and amortization expense is primarily attributable to property and equipment becoming fully depreciated during the first half of the year.

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

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

Sears Canada results and key statistics were as follows:

Sears Canada	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Merchandise sales and services	$1,390	$1,326	$2,625	$2,398
Cost of sales, buying and occupancy	963	930	1,813	1,683
Gross margin dollars	427	396	812	715
Gross margin rate	30.7%	29.9%	30.9%	29.8%
Selling and administrative	307	299	612	525
Selling and administrative expense as a percentage of total revenues	22.1%	22.5%	23.3%	21.9%
Depreciation and amortization	32	33	64	63
Gain on sales of assets	—	(3)	(32)	(8)

Total costs and expenses	1,302	1,259	2,457	2,263

Operating income	$88	$67	$168	$135

Number of :
Full-line Stores			122	123
Specialty Stores			260	253
Total Sears Canada Stores			382	376

13-week period ended August 2, 2008 compared to the 13-week period ended August 4, 2007

Total Revenues

Sears Canada’s total revenues increased 4.8% for the second quarter of fiscal 2008 as compared to the same period last year. The increase in total revenues primarily reflects the impact of favorable exchange rates, as the Canadian dollar strengthened over prior year levels in fiscal 2008. Excluding the impact of foreign-exchange rate changes, sales declined for the quarter by $15 million Canadian.

Gross Margin

For the quarter, Sears Canada’s gross margin rate was 30.7% in fiscal 2008, as compared to 29.9% in the second quarter of fiscal 2007. Total gross margin dollars increased $31 million for the second quarter of fiscal 2008 as compared to the same period last year. Excluding the impact of foreign currency, gross margin increased $8 million Canadian and was primarily due to improved inventory management, resulting in less shrinkage, during the second quarter of 2008.

Selling and Administrative Expenses

For the quarter, Sears Canada’s selling and administrative expense rate was 22.1% in fiscal 2008, as compared to 22.5% in the second quarter of fiscal 2007. The selling and administrative expense rate decreased in U.S. dollar terms mainly as a result of increased expense leverage given increased sales in the second quarter of 2008. Excluding the impact of foreign currency, selling and administrative expenses decreased $10 million Canadian.

Operating Income

Sears Canada’s operating income increased $21 million for the second quarter of fiscal 2008 with the increase reflecting the above noted increases and decreases in sales, gross margin and selling and administrative expenses.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

26-week period ended August 2, 2008 compared to the 26-week period ended August 4, 2007

Total Revenues

Sears Canada’s total revenues increased 9.5% to $2.6 billion for the first half of fiscal 2008 as compared to the same period last year. The increase in total revenues primarily reflects the impact of favorable exchange rates, as the Canadian dollar continued to strengthen in fiscal 2008. Excluding the impact of foreign-exchange rate changes, sales declined for the first half of the year by $21 million Canadian.

Gross Margin

For the first half, Sears Canada’s gross margin rate was 30.9% in fiscal 2008, as compared to 29.8% in the first half of fiscal 2007. Total gross margin dollars increased $97 million for the second quarter of fiscal 2008 as compared to the same period last year. Excluding the impact of foreign currency, gross margin increased $23 million Canadian and was primarily due to improved inventory management, resulting in less shrinkage, during the first half of 2008.

Selling and Administrative Expenses

For the first half of fiscal 2008, Sears Canada’s selling and administrative expense rate was 23.3%, as compared to 21.9% in the first half of fiscal 2007. For the first half, the selling and administrative expense rate in fiscal 2007 was favorably impacted by a $27 million curtailment gain recorded in connection with changes made to Sears Canada’s post-retirement benefit plans. In February 2007, Sears Canada announced amendments to its post-retirement programs including introduction of a defined contribution component to its pension plan and the discontinuation of retiree medical, dental and life benefits for those Sears Canada associates who will not have achieved eligibility for such benefits by December 31, 2008. Excluding the impact of this item, the selling and administrative expense rate was 23.0% for the first half of fiscal 2007.

Operating Income

Sears Canada’s operating income increased $33 million for the first half of fiscal 2008 with the increase reflecting the above noted increases and decreases in sales, gross margin and selling and administrative expenses. As noted above, selling and administrative expenses benefited from a curtailment gain of $27 million in the first half of fiscal 2007. In addition, Sears Canada benefited from a $32 million gain on the sale of its Calgary downtown full-line store during the first half of 2008.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash and Cash Equivalents

Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash and cash equivalents balances as of August 2, 2008, August 4, 2007 and February 2, 2008 are detailed in the following table.

millions	August 2, 2008	August 4, 2007	February 2, 2008
Domestic
Cash and equivalents	$579	$1,083	$595
Cash posted as collateral	14	799	29
Credit card deposits in transit	178	172	119

Total domestic cash and cash equivalents	771	2,054	743
Sears Canada	763	580	879

Total cash and cash equivalents	$1,534	$2,634	$1,622

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

We had cash and cash equivalents of $1.5 billion at August 2, 2008 as compared to $2.6 billion at August 4, 2007 and $1.6 billion at February 2, 2008. During the first two quarters of 2008, significant uses of cash included share repurchases of $477 million, capital expenditures of $277 million and long-term debt repayments of $179 million. These amounts were partially offset by an $812 million increase in short-term borrowings, primarily through borrowing on our $4 billion credit facility as further detailed in the “Financing Activities” section below.

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

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $261 million, $330 million and $405 million as of August 2, 2008, August 4, 2007 and February 2, 2008, respectively.

Operating Activities

Holdings used approximately $2 million for operations during the first half of fiscal 2008. For the first half of fiscal 2007, our operations provided us with $512 million. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is to fund the purchase of merchandise inventories. The decrease in operating cash flows in the first half of fiscal 2008 as compared to the same period in the prior year is mainly a result of cash used for operating liabilities of $563 million in fiscal 2008, including a reduction in outstanding checks of $144 million, pension contributions of $116 million and change in accrued liabilities for advertising of $65 million.

Merchandise inventories at August 2, 2008 were $9.8 billion, as compared to $10.2 billion at August 4, 2007. Merchandise payables were $3.5 billion at August 2, 2008, as compared to $3.4 billion as of August 4, 2007. Domestic inventory declined from $9.4 billion at August 4, 2007 to $8.9 billion at August 2, 2008 reflecting the effectiveness of our efforts to control inventory levels. Sears Canada’s inventory levels increased from $801 million at August 4, 2007 to $880 million at August 2, 2008. The increase in Sears Canada’s inventory is partially due to the change in exchange rates. As we expect difficult economic conditions to persist in the near term, we intend to manage our inventories throughout the year with the goal of further reducing our domestic merchandise inventories to better align current levels with expected sales.

Investing Activities

For the first half of fiscal 2008, we used $277 million of cash for capital expenditures as compared to $278 million used during the first half of fiscal 2007. In addition, we received $75 million of proceeds from sales of property and investments in the first half of fiscal 2008, which was mainly related to the sale of Sears Canada’s Calgary downtown full-line store. In the first half of fiscal 2007, $60 million of collateral was returned to us related to our investments in total return swaps. There were no total return swaps outstanding as of or during the period ended August 2, 2008.

Financing Activities

During the 26-week period ended August 2, 2008, we repurchased 6.0 million of our common shares at a total cost of $477 million under our share repurchase program. As of August 2, 2008, we had $206 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods. During the 26-week period ended August 4, 2007, we repurchased 9.6 million of our common shares at a total cost of $1.5 billion under our share repurchase program.

During the first half of fiscal 2008, we utilized a portion of the total availability under our $4.0 billion Credit Agreement to meet seasonal working capital needs while, at the same time, continuing to invest in our stores and repurchase our stock. Accordingly, as of August 2, 2008, we had $800 million in secured line of credit borrowings outstanding under the $4.0 billion Credit Agreement. The entire $800 million in Credit Agreement borrowings are expected to be repaid within the next twelve months, and therefore, have been classified within short-term borrowings on our condensed consolidated balance sheet as of August 2, 2008.

Our outstanding borrowings as of August 2, 2008, August 4, 2007 and February 2, 2008 were as follows:

millions	August 2, 2008	August 4, 2007	February 2, 2008
Short-term borrowings:
Unsecured commercial paper	$174	$80	$145
Secured borrowings	800	—	17
Long-term debt, including current portion:
Notes and debentures outstanding	1,935	2,423	2,099
Capitalized lease obligations	705	774	749

Total borrowings	$3,614	$3,277	$3,010

Liquidity

Our primary need for liquidity is to fund seasonal working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. We believe that these needs will be adequately funded by our operating cash flows, credit terms from vendors, current balances in cash and cash equivalents and borrowings under our revolving credit facilities. While we expect to use these facilities as our primary funding source, we may also access the public debt markets on an opportunistic basis. Additionally, we may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships. Transactions of these types may result in material proceeds or cash outlays. See our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 for additional information regarding our sources of liquidity.

Debt Ratings

The ratings of our domestic debt securities as of August 2, 2008 appear in the table below:

	Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings

Unsecured long-term debt	Ba2	BB	BB
Unsecured commercial paper	NP	B-2	B

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

Credit Agreement

We have a $4.0 billion, five-year credit agreement (the “Credit Agreement”) in place as a funding source for general corporate purposes, which includes a $1.5 billion letter of credit sublimit. The Credit Agreement, which has an expiration date of March 2010, is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of our direct and indirect subsidiaries and is secured by a first lien on our domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory levels, subject to certain limitations. As of August 2, 2008, we had $800 million of borrowings and $1.0 billion of letters of credit outstanding under the Credit Agreement with $2.2 billion of availability remaining under the Credit Agreement. The $800 million in borrowings, borrowed in the first half of fiscal 2008, are classified within short-term borrowings on our condensed consolidated balance sheet as of August 2, 2008 as we intend to repay the entire amount within the next 12 months. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings.

The majority of the letters of credit outstanding under the Credit Agreement, and Letter of Credit Agreement discussed below, are used to provide collateral for our insurance programs.

Letter of Credit Agreement

In July 2008, we amended our secured letter of credit agreement with Bank of America, N.A. (the “LC Agreement”). As amended, the LC Agreement provides for a commitment amount of up to $5 million and is scheduled to expire in July 2009. The LC Agreement continues to provide solely for the issuance of letters of credit and does not provide for direct borrowings. At August 2, 2008, $2 million in letters of credit were outstanding under the LC Agreement and we had $2 million posted as collateral under the LC Agreement.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In fiscal 2005, our subsidiary OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of August 2, 2008, there were no borrowings outstanding under the OSH LLC Facility and $2 million of letters of credit outstanding.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which revised SFAS No. 141, “Business Combinations.” SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) will have a significant impact on the accounting for transaction costs and restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination. The provisions of SFAS No. 141(R) are applied prospectively from the date of adoption, except for adjustments to a previously acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period, which are recorded as a component of income tax expense in the period of adjustment, rather than goodwill. We have not yet assessed the impact this statement will have on our financial statements.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

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

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Statement of Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect this statement to have a material impact on our financial condition or operating results.

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

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 2, 2008 and August 4, 2007

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The nature of market risks faced by us at August 2, 2008 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008.

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. As of August 2, 2008, we had interest rate derivatives with a notional amount of $120 million, nominal fair value and a weighted average remaining life of 0.4 years. All debt securities and interest-rate derivative instruments are considered non-trading. As of August 2, 2008, 36% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at August 2, 2008, which totaled approximately $1.3 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $13 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

We, from time to time, enter into foreign currency forward contracts, which have typically been designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada. We had no such foreign currency forward contracts outstanding as of August 2, 2008.

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated forward contracts for a portion of its expected requirements at the time of placement. As of August 2, 2008, the value of these contracts is not material to Holdings’ financial condition or results of operations.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officers, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the principal executive officer and principal financial officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

See Part I, Item 1, “Financial Statements—Notes to Condensed Consolidated Financial Statements,” Note 6—”Claims Resolution,” and Note 12—“Legal Proceedings,” for additional information regarding legal proceedings, which information is incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock we acquired during the second quarter of fiscal 2008. During the 13 weeks ended August 2, 2008, we repurchased 5.6 million of our common shares at a total cost of $437 million under our common share repurchase program. As of August 2, 2008, we had $206 million of remaining authorization under the program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 4, 2008 to May 31, 2008	239,158	$84.50	239,158	$84.50
June 1, 2008 to July 5, 2008	4,444,138	79.19	4,444,138	79.19
July 6, 2008 to August 2, 2008	906,322	71.77	906,322	71.77

Total	5,589,618	$78.22	5,589,618	$78.22	$206,000,000

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

Item 4. Submission of Matters to a Vote of Security Holders

See Part II, Item 4, “Submission of Matters to a Vote of Security Holders” in our Quarterly Report on Form 10-Q for the quarter ended May 3, 2008 regarding the matters submitted to a vote at our annual meeting of stockholders held on May 5, 2008, which information is incorporated herein by this reference.

Item 6. Exhibits

(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

SEARS HOLDINGS CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION (Registrant)
August 29, 2008	By	/s/ WILLIAM K. PHELAN
William K. Phelan Senior Vice President, Controller and Treasurer (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

10.1	Amendment to Letter from Registrant to J. Miles Reidy relating to employment dated June 27, 2008 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 25, 2008, filed on June 27, 2008 (File No. 000-51217)).

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

E-1