Form 10-Q
period 2008-11-01
SEARS HOLDINGS CORP
filed 2008-12-02
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the Quarterly Period Ended November 1, 2008

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

Yes    ☐             No    ☒

As of November 28, 2008, the registrant had 123,648,957 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
REVENUES
Merchandise sales and services	$10,660	$11,622	$33,490	$35,629

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,806	8,432	24,491	25,738
Selling and administrative	2,731	2,884	8,240	8,330
Depreciation and amortization	326	255	821	779
Gain on sales of assets	(1)	—	(39)	(10)

Total costs and expenses	10,862	11,571	33,513	34,837

Operating income (loss)	(202)	51	(23)	792
Interest and investment income	(9)	(31)	(40)	(113)
Interest expense	71	67	202	211
Other income	(80)	—	(78)	(17)

Income (loss) before income taxes and minority interest	(184)	15	(107)	711
Income tax expense (benefit)	(73)	(4)	(45)	272
Minority interest	35	15	75	39

NET INCOME (LOSS)	$(146)	$4	$(137)	$400

EARNINGS (LOSS) PER COMMON SHARE
Basic and diluted earnings (loss) per share	$(1.16)	$0.03	$(1.07)	$2.70
Basic and diluted weighted average common shares outstanding	125.5	139.9	128.5	148.2

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
millions	November 1, 2008	November 3, 2007	February 2, 2008
ASSETS
Current assets
Cash and cash equivalents	$1,172	$1,535	$1,622
Accounts receivable	1,195	977	744
Merchandise inventories	11,364	12,128	9,963
Prepaid expenses and other current assets	593	488	438
Deferred income taxes	23	242	35

Total current assets	14,347	15,370	12,802
Property and equipment, net	8,265	8,873	8,863
Goodwill	1,658	1,691	1,686
Trade names and other intangible assets	3,302	3,370	3,353
Other assets	382	476	693

TOTAL ASSETS	$27,954	$29,780	$27,397

LIABILITIES
Current liabilities
Short-term borrowings	$1,925	$885	$162
Current portion of long-term debt and capitalized lease obligations	381	494	242
Merchandise payables	4,414	4,512	3,487
Income taxes payable	—	28	54
Accrued expenses and other current liabilities	3,355	3,831	3,971
Unearned revenues	1,074	1,128	1,121
Other taxes	525	593	525

Total current liabilities	11,674	11,471	9,562

Long-term debt and capitalized lease obligations	2,175	2,657	2,606
Pension and post-retirement benefits	1,014	1,420	1,258
Minority interest and other long-term liabilities	3,221	3,489	3,304

Total Liabilities	18,084	19,037	16,730

SHAREHOLDERS’ EQUITY
Preferred stock, 20 shares authorized; no shares outstanding	—	—	—
Common stock $0.01 par value; 500 shares authorized; 125, 138, and 132 shares outstanding, respectively	1	1	1
Capital in excess of par value	10,419	10,365	10,419
Retained earnings	4,372	4,084	4,509
Treasury stock—at cost	(4,895)	(3,781)	(4,331)
Accumulated other comprehensive income (loss)	(27)	74	69

Total Shareholders’ Equity	9,870	10,743	10,667

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,954	$29,780	$27,397

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
millions	November 1, 2008	November 3, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(137)	$400
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	821	779
Curtailment gain on Sears Canada’s post-retirement benefit plans	—	(27)
Loss on total return swaps, net	—	14
Gain on sales of assets	(39)	(10)
Gain on sales of investments	—	(2)
Other non-cash items affecting earnings	(2)	9
Change in operating assets and liabilities:
Deferred income taxes	54	(35)
Merchandise inventories	(1,573)	(2,048)
Merchandise payables	1,024	1,088
Income and other taxes	(420)	(325)
Other operating assets	(47)	(199)
Other operating liabilities	(645)	76

Net cash used in operating activities	(964)	(280)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses	(21)	—
Proceeds from sales of property and investments	82	49
Purchases of investments	(13)	—
Purchases of property and equipment	(395)	(405)
Change in collateral on total return swaps, net	—	80
Cash settlements on total return swaps, net	—	(12)

Net cash used in investing activities	(347)	(288)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	15	—
Repayments of long-term debt	(211)	(389)
Increase in short-term borrowings, primarily 90 days or less	1,763	791
Proceeds from sale leasebacks	—	88
Purchase of treasury stock	(558)	(2,372)

Net cash provided by (used in) financing activities	1,009	(1,882)

Effect of exchange rate changes on cash and cash equivalents	(148)	146

NET DECREASE IN CASH AND CASH EQUIVALENTS	(450)	(2,304)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,622	3,839

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,172	$1,535

SUPPLEMENTAL DISCLOSURE ABOUT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Bankruptcy related settlements resulting in the receipt of treasury stock	$12	$29
SUPPLEMENTAL CASH FLOW DATA:
Income taxes paid, net of refunds	243	330
Cash interest paid	147	182

See accompanying notes.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Sears Holdings Corporation (“Holdings,” “we,” “us,” “our” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), which was completed on March 24, 2005. We are a broadline retailer with approximately 2,300 full-line and 1,200 specialty retail stores in the United States, operating through Kmart and Sears, and approximately 380 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 72%-owned subsidiary.

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

NOTE 2 – CHANGES IN ACCOUNTING PRINCIPLE

Change in Sears Canada Year End

During the fourth quarter of fiscal 2007, Sears Canada changed its fiscal year end from the Saturday nearest to December 31st to the Saturday nearest to January 31st. Prior to this change, Sears Canada’s results were included in the consolidated results of Holdings on a one-month lag. While our historical policy of consolidating the results of Sears Canada on a one-month lag was considered acceptable, we believe elimination of the one-month reporting lag is preferable because it allows a full seasonal cycle, including the liquidation of holiday merchandise, for Sears Canada to be included in the results of Holdings. Furthermore, Sears Canada’s fiscal year end is now aligned with the fiscal year end of Holdings.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections – A Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3,” changes in accounting policy are to be reported through retrospective application of the new policy to all prior financial statement periods presented. Accordingly, our financial statements for periods prior to fiscal 2007 have been adjusted to reflect the period-specific effects of applying this change. This change resulted in a one-month shift backwards of periods previously reported for Sears Canada. The impact of this change in accounting policy was not material to our consolidated financial position, results of operations or cash flows for fiscal 2007 or our Condensed Consolidated Financial Statements for the quarter ended November 3, 2007.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3 – BORROWINGS

Total borrowings were as follows:

millions	November 1, 2008	November 3, 2007	February 2, 2008
Short-term borrowings:
Unsecured commercial paper	$16	$245	$145
Secured borrowings	1,909	640	17
Long-term debt, including current portion:
Notes and debentures outstanding	1,874	2,380	2,099
Capitalized lease obligations	682	771	749

Total borrowings	$4,481	$4,036	$3,010

Credit Agreement

We have a $4.0 billion, five-year credit agreement (the “Credit Agreement”) in place as a funding source for general corporate purposes, which includes a $1.5 billion letter of credit sublimit. The Credit Agreement, which has an expiration date of March 2010, is a revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of our direct and indirect subsidiaries and is secured by a first lien on our domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory levels, subject to certain limitations. As of November 1, 2008, we had $1.9 billion of borrowings and $1.0 billion of letters of credit outstanding under the Credit Agreement with $1.1 billion of availability remaining under the Credit Agreement. The $1.9 billion in borrowings, borrowed in the first nine months of fiscal 2008, are classified within short-term borrowings on our Condensed Consolidated Balance Sheet as of November 1, 2008 as we expect to repay the entire $1.9 billion of borrowings in December 2008 (although we do expect to borrow on the revolver again in the month of January 2009). The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings.

Our $4.0 billion Credit Agreement is funded by a consortium of banking entities, including an affiliate of Lehman Brothers. This affiliate has a $207 million total commitment in the $4 billion revolving credit facility, but since September 17, 2008 has not funded its proportionate share of our borrowings under the facility.

The majority of the letters of credit outstanding under the Credit Agreement are used to provide collateral for our insurance programs.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In fiscal 2005, our subsidiary OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility was subsequently amended in December 2006 to expire in December 2011. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of November 1, 2008, there were no borrowings outstanding under the OSH LLC Facility and $2 million of letters of credit outstanding.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Forwards

We, from time to time, enter into foreign currency forward contracts, which have typically been designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada. We had no such foreign currency forward contracts outstanding as of November 1, 2008.

Sears Canada Foreign Exchange Contracts

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated option contracts for a portion of its expected requirements. Since Holdings’ functional currency is the U.S. dollar, we are not directly exposed to the risk of exchange rate changes due to Sears Canada’s merchandise purchases, and therefore we do not account for these instruments as a hedge of our foreign currency exposure risk.

As of November 1, 2008, Sears Canada had entered into foreign currency option contracts with a total notional value of $547 million. We have recorded a mark-to-market asset of $81 million related to the option contracts as of November 1, 2008, and mark-to-market gains in other income of $78 million and $85 million for the 13- and 39-week periods ended November 1, 2008. The asset and corresponding gains recorded on these option contracts were partially offset by a liability of $8 million and losses of $11 million and $13 million for the 13- and 39-week periods ended November 1, 2008 related to the change in the fair value of the embedded derivative in the merchandise purchase contracts.

Total Return Swap Investment

We, from time to time, invest our surplus cash in various securities and financial instruments, including total return swaps, which are derivative instruments designed to synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. Such investments may be highly concentrated and involve substantial risks. We recognized investment gains of $7 million and investment losses of $14 million for the 13- and 39-week period ended November 3, 2007, respectively, related to these total return swaps. We had no total return swaps outstanding as of or during the 13- and 39- week periods ended November 1, 2008.

SFAS No. 157, “Fair Value Measurements”

On February 3, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” The adoption of SFAS No. 157 is currently limited to financial instruments and to non-financial derivatives as, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 had no impact on our financial position or results of operations.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following table provides the fair value measurement amounts for assets and liabilities recorded on our Condensed Consolidated Balance Sheet at fair value as of November 1, 2008:

millions	Total Fair Value Amounts at November 1, 2008	Level 1	Level 2	Level 3
Short-term investments(1)	$94	$—	$94	$—
Foreign currency derivative assets(2)	81	—	81	—
Foreign currency derivative liabilities(3)	(8)	—	(8)	—

Total	$167	$—	$167	$—

(1)	Included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.
(2)	Included within Accounts receivable on the Condensed Consolidated Balance Sheet.
(3)	Included within Other current liabilities on the Condensed Consolidated Balance Sheet.

Short-term investments are typically valued at the closing price in the principal active market as of the last business day of the quarter. Short-term investments at November 1, 2008 include $94 million on deposit with The Reserve Primary Fund, a money market fund which has temporarily suspended withdrawals while it liquidates its holdings to generate cash to distribute. The fair value of this investment was determined by using estimates based on the values of similar assets and information obtained from the brokerage through which trades are made. We recorded a $3 million loss in connection with our investment in The Reserve Primary Fund for the 13- and 39-week periods ended November 1, 2008. Subsequently on November 21, 2008, we received notice from The Reserve Primary Fund that it expects to make an additional distribution on or about December 5, 2008 and we estimate our pro rata share to be approximately $54 million.

The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple inputs including interest rates, prices and indices to generate

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

NOTE 5 – ACQUISITION OF MINORITY INTEREST IN SEARS CANADA

During the third quarter of fiscal 2008, the Company increased its majority interest in Sears Canada from 70% to 72% by acquiring approximately 1.5 million common shares in open market transactions. The Company paid a total of $21 million for the additional shares acquired and has accounted for the acquisition of additional interest in Sears Canada as a purchase business combination. The acquisition of the additional interest in Sears Canada was not material to our operations or financial position.

NOTE 6 – ASSET IMPAIRMENT AND STORE CLOSINGS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we performed an impairment test of certain of our long-lived assets (principally the value of buildings and other fixed assets associated with our stores) due to events and changes in circumstances during the third quarter of 2008 that indicated an impairment might have occurred. The impairment review was triggered by the increased severity of the economic turmoil and weakening in the U.S. economy during the quarter, which had a negative impact on the performance of our stores.

As a result of this impairment testing, the Company recorded a $76 million impairment charge during the 13- and 39-week periods ended November 1, 2008. This impairment charge was made up of a $20 million charge at Kmart and a $56 million charge at Sears Domestic and is recorded within depreciation expense at both of these segments.

Also during the third quarter of fiscal 2008, we made a decision to close 14 underperforming stores. The store closures are scheduled to occur during the fourth quarter of fiscal 2008 and include closures within both of our Kmart and Sears Domestic segments. We recorded charges related to these store closings in the third quarter of fiscal 2008 of $25 million. The charges include $10 million of inventory markdowns recorded in cost of sales and a $15 million reserve recorded in selling and administrative expenses for store closing costs.

Subsequent Event

During November 2008, we decided to close eight additional underperforming stores. The store closures are scheduled to occur during the first quarter of fiscal 2009 and include closures within both of our Kmart and Sears Domestic segments. We expect to record a charge of up to $21 million related to these store closures during the fourth quarter of fiscal 2008.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 7 – INTEREST AND INVESTMENT INCOME

The following table sets forth the components of interest and investment income as reported in our Condensed Consolidated Statements of Operations.

	13 Weeks Ended		39 Weeks Ended
millions	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Interest income on cash and short-term investments	$6	$14	$22	$87
Total return swap income (loss)	—	7	—	(14)
Other investment income	3	10	18	40

Total	$9	$31	$40	$113

Interest Income on Cash and Short-term Investments

We recorded interest income of $6 million and $22 million for the 13- and 39- week periods ended November 1, 2008, respectively, primarily related to interest earned on cash, cash equivalents and short-term investments. Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, U.S. federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash and cash equivalent amounts are readily available to us. Short-term investments include investments in money market funds with maturities of one year or less.

Total Return Swap Income / Loss

As discussed in Note 4, from time to time we have invested in various securities and financial instruments, including total return swaps. We recognized investment gains of $7 million and investment losses of $14 million for the 13- and 39-week period ended November 3, 2007, respectively, related to these total return swaps. We had no total return swaps outstanding as of or during the 13- and 39-week periods ended November 1, 2008.

Other Investment Income

Other investment income primarily includes income generated by (and sales of investments in) certain real estate joint ventures and other equity investments in which we do not have a controlling interest. During the 39-week period ended November 1, 2008, other investment income included a $10 million dividend received on our cost method investment in Sears Mexico. Other investment income for the 39-week period ended November 3, 2007 included a $20 million dividend received on our cost method investment in Sears Mexico.

NOTE 8 – CLAIMS RESOLUTION AND BANKRUPTCY-RELATED SETTLEMENTS

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

During the third quarter of 2008 we completed the settlement of virtually all of the claims associated with the discharge of the Predecessor Company’s liabilities subject to compromise pursuant to the Plan of Reorganization.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Accordingly, the remaining 2.1 million of the 31.9 million shares set aside for distribution have been (or are in the process of being) distributed to holders of Class 5 claims. The actual amount of allowed Class 5 claims was approximately $4 billion, which is less than the $4.3 billion estimate provided for in the Plan of Reorganization.

During the quarter the Company received 121,620 shares of common stock (weighted average price of $96.17 per share) with an approximate value of $12 million from the Class 5 distribution referenced above. Of this amount $5 million was recognized as a recovery gain in other income as they relate to recoveries from vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. The remaining $7 million was recorded as capital in excess of par value as these shares are the result of a fiscal 2004 transaction in which the Company entered into settlement agreements with past providers of surety bonds to resolve all issues in connection with their pre-petition claims. In accordance with the terms of the settlement agreements, Kmart assumed responsibility for the future obligations under the bonds issued with respect to the Predecessor Company’s workers’ compensation insurance program and was assigned the Class 5 claims against the Company.

NOTE 9 – SHAREHOLDERS’ EQUITY

Share Repurchase Program

During the 13- and 39- week periods ended November 1, 2008, we repurchased 1.4 million and 7.4 million of our common shares at a total cost of $81 million and $558 million, respectively, under our share repurchase program. Our repurchases for the 13- and 39- week periods ended November 1, 2008 were made at average prices of $58.43 and $75.43 per share, respectively. As of November 1, 2008, we had $125 million of remaining authorization under our common share repurchase program.

Subsequent Event

On December 1, 2008 our Board of Directors approved the repurchase of up to an additional $500 million of the Company’s common shares. This authorization is in addition to the $72 million worth of shares that remain available for repurchase under the Company’s existing repurchase program as of December 1, 2008. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following table shows the computation of comprehensive income (loss):

	13 Weeks Ended		39 Weeks Ended
millions	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net income (loss)	$(146)	$4	$(137)	$400
Other comprehensive income (loss):
Pension and post-retirement adjustments, net of taxes	—	—	—	16
Cumulative translation adjustments	(81)	—	(96)	1

Total other comprehensive income (loss)	(81)	—	(96)	17

Total comprehensive income (loss)	$(227)	$4	$(233)	$417

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table displays the components of accumulated other comprehensive income (loss):

millions	November 1, 2008	November 3, 2007	February 2, 2008
Currency translation adjustments	$(145)	$(7)	$(49)
Cumulative unrealized derivative gain	3	3	3
Pension and post-retirement adjustments, net of tax	115	78	115

Accumulated other comprehensive income (loss)	$(27)	$74	$69

NOTE 10 – BENEFIT PLANS

Pension and Post-retirement Benefit Plans

We provide benefits to certain associates who are eligible under various defined benefit pension plans, contributory defined benefit pension plans and other post-retirement plans, primarily retiree medical benefits. The following table summarizes the components of total net periodic benefit expense for our retirement plans:

	13 Weeks Ended		39 Weeks Ended
millions	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Components of net periodic expense:
Benefits earned during the period	$9	$10	$22	$17
Interest costs	116	114	334	303
Expected return on plan assets	(114)	(113)	(329)	(304)

Net periodic expense	$11	$11	$27	$16

Sears Canada Curtailment Gain

In February 2007, Sears Canada announced amendments to its post-retirement programs including the introduction of a defined contribution component to its pension plan and the discontinuation of retiree medical, dental and life benefits for those Sears Canada associates who will not have achieved eligibility for such benefits by December 31, 2008. The amendments to the post-retirement programs resulted in a curtailment gain and reduction to the benefit plan obligation of $27 million during the 39-week period ended November 3, 2007.

Contributions

During the 13- and 39- week periods ended November 1, 2008, we made total contributions of $88 million and $204 million, respectively, to our domestic pension plans. We anticipate making aggregate contributions of $39 million over the remainder of fiscal 2008.

NOTE 11 – INCOME TAXES

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Effective at the beginning of fiscal 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainties in Income Taxes—an Interpretation of FASB Statement No. 109.” The impact upon adoption was to decrease retained earnings by $6 million and to increase our accruals for uncertain tax positions by a corresponding amount. In accordance with FIN 48, we increased goodwill and accruals for uncertain tax positions by $13 million to reflect the measurement of uncertain tax positions associated with previous business acquisitions, and increased capital in excess of par value and decreased accruals for uncertain tax positions by $2 million to reflect measurement of an uncertain tax position related to Predecessor Company pre-petition income tax liabilities. In accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” any resolution of these matters results in a direct credit to capital in excess of par value within shareholders’ equity.

As of the third quarter of fiscal 2008, we had gross unrecognized tax benefits of $385 million. Of this amount, $101 million would, if recognized, affect our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences and prior business combinations or any other indirect tax benefits. During the quarter, we reduced gross unrecognized tax benefits by $35 million. Of this reduction, $16 million related to state tax settlements and statute of limitations expirations relating to pre-Merger periods and $19 million of gross temporary differences related to federal settlements. We expect that our unrecognized tax benefits could decrease up to $62 million over the next 12 months for federal and state tax settlements and for federal and state tax positions related to prior business dispositions due to both the expiration of the statute of limitations for certain jurisdictions as well as completion of tax audits and expected related settlements.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. As of November 1, 2008, the total amount of interest and penalties included in our Condensed Consolidated Balance Sheet was $91 million ($59 million net of federal tax benefit). The total amount of interest and penalties recognized in our Condensed Consolidated Statement of Operations for the 13- and 39- week periods ended November 1, 2008 was $(2) million and $1 million, (net of federal tax benefit), respectively.

We file income tax returns in both the United States and various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) is currently auditing Holdings’ federal income tax return for the fiscal year 2005 and Sears’ federal income tax returns for the fiscal years 2004 and 2005 through the date of the Merger. The IRS has completed its examination of Sears’ federal income tax returns for the fiscal years 2002 and 2003, and we are working with the IRS to resolve certain matters arising from this exam. In addition, Holdings and Sears are subject to various state, local and foreign income tax examinations for the fiscal years 2001 – 2006 and Kmart is subject to such examinations for the fiscal years 2003 – 2005.

At the end of fiscal 2007, we had a state net operating loss (“NOL”) deferred tax asset of $273 million and a valuation allowance of $185 million. In the first nine months of fiscal 2008, there was no change to the state NOL deferred tax asset and our valuation allowance. We will continue to assess the likelihood of realization of these state deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized. To the extent that these valuation allowances relate to pre-Merger periods, and are reversed in the future, such effects would be recorded as a decrease to goodwill. Upon adoption of SFAS No. 141(R), as discussed in Note 15, adjustments to a previously acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the initial measurement period will be recorded as a component of income tax expense in the period of adjustment, rather than goodwill.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 12 – SUMMARY OF SEGMENT DATA

We have three reportable segments: Kmart, Sears Domestic and Sears Canada. During the fourth quarter of fiscal 2007, Sears Canada changed its fiscal year end from the Saturday nearest December 31st to the Saturday nearest January 31st. This change has been retrospectively applied to all prior year amounts included in the following segment results. See Note 2 for further information on the impact of this change.

	For the 13 Weeks Ended
	November 1, 2008
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$3,532	$5,827	$1,301	$10,660
Costs and expenses
Cost of sales, buying and occupancy	2,753	4,171	882	7,806
Selling and administrative	828	1,599	304	2,731
Depreciation and amortization	54	242	30	326
(Gain) loss on sales of assets	—	(2)	1	(1)

Total costs and expenses	3,635	6,010	1,217	10,862

Operating income (loss)	$(103)	$(183)	$84	$(202)

Total assets	$6,863	$17,847	$3,244	$27,954

	For the 13 Weeks Ended
	November 3, 2007
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$3,803	$6,449	$1,370	$11,622
Costs and expenses
Cost of sales, buying and occupancy	2,979	4,519	934	8,432
Selling and administrative	855	1,701	328	2,884
Depreciation and amortization	28	193	34	255

Total costs and expenses	3,862	6,413	1,296	11,571

Operating income (loss)	$(59)	$36	$74	$51

Total assets	$7,806	$18,192	$3,782	$29,780

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	For the 39 Weeks Ended
	November 1, 2008
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$11,270	$18,294	$3,926	$33,490
Costs and expenses
Cost of sales, buying and occupancy	8,706	13,090	2,695	24,491
Selling and administrative	2,547	4,777	916	8,240
Depreciation and amortization	121	606	94	821
Gain on sales of assets	(2)	(6)	(31)	(39)

Total costs and expenses	11,372	18,467	3,674	33,513

Operating income (loss)	$(102)	$(173)	$252	$(23)

Total assets	$6,863	$17,847	$3,244	$27,954

	For the 39 Weeks Ended
	November 3, 2007
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$12,046	$19,815	$3,768	$35,629
Costs and expenses
Cost of sales, buying and occupancy	9,237	13,884	2,617	25,738
Selling and administrative	2,564	4,913	853	8,330
Depreciation and amortization	81	601	97	779
Gain on sales of assets	(1)	(1)	(8)	(10)

Total costs and expenses	11,881	19,397	3,559	34,837

Operating income	$165	$418	$209	$792

Total assets	$7,806	$18,192	$3,782	$29,780

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 13 – SUPPLEMENTAL FINANCIAL INFORMATION

Accrued expenses and other current liabilities as of November 1, 2008, November 3, 2007 and February 2, 2008 consisted of the following:

millions	November 1, 2008	November 3, 2007	February 2, 2008
Payroll and benefits payable	$346	$379	$367
Outstanding checks in excess of funds on deposit	260	351	405
Current portion of self-insurance reserves	373	362	377
Customer deposits	337	401	371
Accrued expenses and other current liabilities	2,039	2,338	2,451

Total	$3,355	$3,831	$3,971

Minority interest and other long-term liabilities as of November 1, 2008, November 3, 2007 and February 2, 2008 consisted of the following:

millions	November 1, 2008	November 3, 2007	February 2, 2008
Unearned revenues	$895	$942	$945
Self-insurance reserves	840	834	802
Minority interest	306	279	313
Other	1,180	1,434	1,244

Total	$3,221	$3,489	$3,304

NOTE 14 – LEGAL PROCEEDINGS

Maurice Levie, individually and on behalf of all others similarly situated v. Sears, Roebuck & Co., et al.—Following the announcement of the Merger on November 17, 2004, a lawsuit was filed in the United States District Court for the Northern District of Illinois relating to the transaction. This suit asserts claims under the federal securities laws on behalf of a class of former Sears’ stockholders against Sears, Alan J. Lacy, Edward S. Lampert and ESL Partners, L.P. for allegedly failing to make timely disclosure of merger discussions during the period September 9 through November 16, 2004, and seeks damages. On July 17, 2007, the Court granted in part and denied in part plaintiffs’ motion for class certification, certifying a class of Sears’ stockholders who sold shares of Sears’ stock between September 9, 2004 and November 16, 2004, excluding short sellers who covered their positions during the class period. On September 24, 2007, the Seventh Circuit Court of Appeals denied defendants’ petition for leave to appeal the class certification order. Merits discovery is concluded and expert discovery is underway.

In re: Sears Holdings Corporation Securities Litigation—In May and July 2006, two class action lawsuits, which each name as defendants Sears Holdings Corporation and Edward S. Lampert, were filed in United States District Court for the Southern District of New York, purportedly on behalf of a class of persons that sold shares of Kmart Holding Corporation stock on or after May 6, 2003 through June 4, 2004. The plaintiffs in each case allege that Kmart’s Plan of Reorganization and Disclosure Statement filed on January 24, 2003 and amended on February 25, 2003 misrepresented Kmart’s assets, particularly its real estate holdings, as evidenced by the prices at which Kmart subsequently sold certain of its stores in June 2004 to Home Depot and Sears. The plaintiffs seek damages for alleged misrepresentations. On December 19, 2006, the Court consolidated the actions and plaintiffs

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

filed their consolidated complaint. On April 15, 2008, the Court denied without prejudice defendants’ motion to dismiss. After taking some additional discovery, defendants filed another motion to dismiss which remains pending before the Court.

AIG Annuity Insurance Company, et al. v. Sears, Roebuck and Co.—On October 12, 2004, an action was filed against Sears in the District Court, 192nd Judicial District, Dallas County, Texas by several holders of certain bonds issued by Sears from 1991 through 1993. Plaintiffs purport to allege under theories of breach of contract and misrepresentation, that Sears prematurely redeemed the bonds in 2004 following Sears’ sale of the credit business in 2003. On February 2, 2007, a jury in the case reached a verdict against Sears and the Court subsequently awarded plaintiffs $61 million plus post-judgment interest. Sears then filed a notice of appeal and on April 16, 2008, the appellate court heard oral argument on the appeal. On August 21, 2008, the appellate court reversed the trial court’s judgment and entered judgment in favor of Sears on all counts. Plaintiffs filed a motion for rehearing, which remains pending before the Court. As a result of the appellate court’s decision to overturn the verdict, we eliminated the $62 million reserve we previously established for this matter.

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

We are a defendant in several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried associates who allege various wage and hour violations and unlawful termination practices. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Further, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. One of these class-action lawsuits described above is Moldowan, et al. v. Sears, Roebuck and Company, et al., a lawsuit filed on August 12, 2004 in the Superior Court of the State of California, County of Sonoma in which plaintiffs allege that Sears failed to pay them for all hours worked and otherwise failed to pay them correctly for work performed in accordance with California law. Plaintiffs seek monetary damages in an unspecified amount, together with attorneys’ fees, interest, statutory penalties and punitive damages. Plaintiffs’ motion for class certification is fully briefed and settlement discussions between the parties are ongoing.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” See Note 4 for further discussion regarding our adoption of SFAS No. 157 in the first quarter of fiscal 2008.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” See Note 4 for further discussion regarding our adoption of SFAS No. 159 in the first quarter of fiscal 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.” SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Before SFAS No. 160 was issued, limited guidance existed for reporting noncontrolling interests and many companies reported such interest as a liability in its balance sheet under the heading “Minority Interest.” SFAS No. 160 requires companies to report noncontrolling interests of consolidated subsidiaries as a component of equity in the consolidated statement of financial position. As a result, upon adoption of this Statement, Holdings will reclassify its noncontrolling interest in Sears Canada and OSH (which represents 28% and 19.9% of the subsidiaries’ ownership, respectively) from its current classification within the long-term liabilities section of Holdings’ Condensed Consolidated Balance Sheet to classification within the shareholders’ equity section.

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

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 2, 2008.

OVERVIEW OF HOLDINGS

Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are a broadline retailer with approximately 2,300 full-line and 1,200 specialty retail stores in the United States operating through Kmart and Sears and approximately 380 full-line and specialty retail stores in Canada operating through Sears Canada, a 72%-owned subsidiary. We currently conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended February 2, 2008.

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
REVENUES
Merchandise sales and services	$10,660	$11,622	$33,490	$35,629

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,806	8,432	24,491	25,738
Gross margin dollars	2,854	3,190	8,999	9,891
Gross margin rate	26.8%	27.4%	26.9%	27.8%
Selling and administrative	2,731	2,884	8,240	8,330
Selling and administrative expense as a percentage of total revenues	25.6%	24.8%	24.6%	23.4%
Depreciation and amortization	326	255	821	779
Gain on sales of assets	(1)	—	(39)	(10)

Total costs and expenses	10,862	11,571	33,513	34,837

Operating income (loss)	(202)	51	(23)	792
Interest and investment income	(9)	(31)	(40)	(113)
Interest expense	71	67	202	211
Other income	(80)	—	(78)	(17)

Income (loss) before income taxes and minority interest	(184)	15	(107)	711
Income tax expense (benefit)	(73)	(4)	(45)	272
Minority interest	35	15	75	39

NET INCOME (LOSS)	$(146)	$4	$(137)	$400

EARNINGS (LOSS) PER COMMON SHARE
Diluted earnings (loss) per share	$(1.16)	$0.03	$(1.07)	$2.70
Diluted weighted average common shares outstanding	125.5	139.9	128.5	148.2

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

Net Income (Loss) and Earnings (Loss) per Share Summary

For the third quarter of fiscal 2008, we recorded a net loss of $146 million ($1.16 loss per diluted share) as compared to net income of $4 million ($0.03 earnings per diluted share) for the third quarter of fiscal 2007. For the first nine months of fiscal 2008, we recorded a net loss of $137 million ($1.07 loss per diluted share), as compared to net income of $400 million ($2.70 earnings per diluted share) for the first nine months of fiscal 2007. Our fiscal 2008 third quarter results include a charge of $25 million ($15 million after tax or $0.12 per diluted share) related to the closing of fourteen stores, a $76 million ($46 million after tax or $0.37 per diluted share) charge related to non-cash fixed asset impairments and a net $67 million ($29 million after tax and minority interest or $0.23 per diluted share) mark-to-market gain related to Sears Canada hedge transactions. Our first nine months results in fiscal 2008 include the above-noted third quarter items, as well as the positive impact of the reversal of a $62 million ($36 million after tax or $0.28 per diluted share) reserve because of the overturning of the previously disclosed February 2, 2007 adverse jury verdict relating to the redemption of certain Sears’ bonds in 2004. Our third quarter and year-to-date income declined in fiscal 2008 primarily as a result of lower sales and reduced gross margins in our domestic operations.

13-week period ended November 1, 2008 compared to the 13-week period ended November 3, 2007

Comparable Store Sales and Total Revenues

For the third quarter in fiscal 2008, total revenues declined $962 million, or 8.3%, to $10.7 billion, as compared to $11.6 billion for the third quarter of fiscal 2007. The third quarter decline primarily reflects the impact of lower domestic comparable store sales, as well as a slight decline in revenue at Sears Canada, mainly due to a $102 million decline resulting from unfavorable foreign currency exchange rates.

Domestic comparable store sales declined 9.0% for the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. Sears Domestic comparable store sales declined 10.6% for the third quarter of fiscal 2008 while Kmart comparable store sales declined 7.0% for the quarter. The comparable store sales declines at Sears Domestic were more pronounced in the month of October as conditions in the general economy deteriorated. Comparable store sales declined for the quarter across most major categories at both Kmart and Sears Domestic. Comparable store sales declines continue to be driven by categories directly impacted by housing market conditions (including home appliances at Sears Domestic), a slowdown in consumers’ discretionary spending (including home and household goods and apparel at both Sears Domestic and Kmart and lawn and garden at Sears Domestic), as well as a shift in our promotional strategy for food and consumables at Kmart and tools at Sears Domestic. See further discussion in the “Segment Operations” section below regarding changes in revenue in each of our segments.

Gross Margin

For the third quarter of fiscal 2008, we generated $2.9 billion in total gross margin, as compared to $3.2 billion in the third quarter of fiscal 2007. The total decline of $336 million was made up of declines across all three of our segments, and includes a charge of $10 million for markdowns recorded in connection with store closings announced during the quarter. The reduction of $45 million at Kmart and $274 million at Sears Domestic reflect the negative gross margin impact of lower overall sales, while the $17 million decline at Sears Canada is mainly due to a $33 million negative impact of foreign currency exchange rates. The decline also reflects a decrease in gross margin as a percentage of total revenues (our “gross margin rate”) at Sears Domestic, partially offset by an increase in the gross margin rate at Kmart and Sears Canada.

As a percentage of total revenues, our gross margin rate declined 0.6% to 26.8% in the third quarter of fiscal 2008, as compared to 27.4% for the third quarter of fiscal 2007. Reduced leverage of buying and occupancy costs, given lower overall sales levels in fiscal 2008, accounted for approximately 0.3% of the total 0.6% decline

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

in our gross margin rate for the quarter. The remaining 0.3% decline was attributable to declines in gross margin rates across a number of merchandise categories, mainly at Sears Domestic, as well as a change in the mix of our sales between Kmart and Sears Domestic. Sears Domestic’s gross margin rate declined 150 basis points to 28.4% in the third quarter of fiscal 2008, as compared to 29.9% for the third quarter of fiscal 2007. While we have tightly managed domestic inventory levels all year, with the goal of reducing inventory to below last year’s levels, the current economic environment has resulted in increased markdowns, which is primarily the reason for the 150 basis point decline in Sears Domestic’s gross margin rate. The decline at Sears Domestic was somewhat offset by increases of 40 basis points at both Kmart and Sears Canada for the third quarter of fiscal 2008. See further discussion in the “Segment Operations” section below regarding changes in gross margin and gross margin rates in each of our segments.

Selling and Administrative Expenses

For the quarter, our selling and administrative expenses decreased $153 million as compared to the third quarter in fiscal 2007. The decline in selling and administrative expenses mainly reflects our focus on controlling costs and includes a decrease in advertising and display costs of $59 million as well as a $51 million decrease in payroll expenses. These declines were somewhat offset by expenses incurred for store closing costs of $15 million. Our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 25.6% for fiscal 2008, as compared to 24.8% for the third quarter of fiscal 2007. The selling and administrative expense rate increase is primarily a result of lower expense leverage given lower overall sales results.

Depreciation and Amortization

Depreciation and amortization expense increased by $71 million during the third quarter of fiscal 2008 as compared to the same period in fiscal 2007. The increase is the result of a $76 million fixed asset impairment charge recorded during the quarter in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 6 to the Condensed Consolidated Financial Statements for further information regarding impairment charges.

Operating Income / Loss

For the quarter, we reported an operating loss of $202 million, as compared to operating income of $51 million in the third quarter of fiscal 2007. The $253 million decline includes impairment and store closing charges of $101 million and lower gross margin generated across all segments. These items were somewhat offset by a decline of $153 million in selling and administrative expenses.

Interest and Investment Income

We earned $9 million in interest and investment income for the third quarter of fiscal 2008, as compared to $31 million for the third quarter of fiscal 2007. The decrease was primarily due to lower levels of interest income generated due to reduced cash and cash equivalent balances in the third quarter of fiscal 2008.

Other Income / Loss

Other income / loss is primarily comprised of mark-to-market gains on Sears Canada hedge transactions (see Note 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net gains of $67 million were recorded on these transactions in the third quarter of fiscal 2008. Other income / loss also includes bankruptcy-related recoveries. We recorded $5 million of bankruptcy-related

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

recoveries during the third quarter of fiscal 2008. Bankruptcy-related recoveries represent amounts collected from vendors who had received cash payment for pre-petition obligations. See Note 8 to the Condensed Consolidated Financial Statements for further information on bankruptcy claims resolution.

39-week period ended November 1, 2008 compared to the 39-week period ended November 3, 2007

Comparable Store Sales and Total Revenues

For the first nine months of fiscal 2008, total revenues declined $2.1 billion, or 6.0%, to $33.5 billion, as compared to $35.6 billion for the first nine months of fiscal 2007. The decline primarily reflects the impact of lower comparable store sales at Sears Domestic and Kmart, partially offset by an increase in revenues at Sears Canada of $158 million. The increase in revenue at Sears Canada includes a $157 million increase resulting from the effects of favorable foreign currency exchange rates.

Domestic comparable store sales declined 7.9% for the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007. Sears Domestic comparable store sales declined 8.9% for the first nine months of fiscal 2008 while Kmart comparable store sales declined 6.6% for the first nine months of fiscal 2008. We experienced lower comparable store sales across most merchandise categories and formats at both Kmart and Sears Domestic for the first nine months of fiscal 2008 due mainly to the impact of certain external economic factors, as noted previously. For the first nine months of fiscal 2008, declines continue to be driven by categories directly impacted by housing market conditions (including home appliances and tools at Sears Domestic), a slowdown in consumers’ discretionary spending (including home and household goods and apparel at both Sears Domestic and Kmart and lawn and garden at Sears Domestic), a shift in our promotional strategy for food and consumables at Kmart and tools at Sears Domestic and increased competition in the drugstore division at Kmart. If the overall retail environment continues to be impacted by unfavorable economic factors, our sales would likely continue to be pressured for the balance of fiscal 2008.

Gross Margin

For the first nine months of fiscal 2008, we generated $9.0 billion in total gross margin, as compared to $9.9 billion in the first nine months of fiscal 2007. The total decline was made up of declines at Kmart and Sears Domestic of $245 million and $727 million, respectively, and partially offset by an increase at Sears Canada of $80 million, which includes an increase of $47 million related to favorable foreign currency exchange rates. As noted above, the reductions reflect the negative gross margin impact of lower overall sales, as well as a decline in our domestic gross margin rate and include a charge of $10 million for markdowns recorded in connection with store closings announced during the third quarter of fiscal 2008. As a percentage of total revenues, our gross margin rate declined by 90 basis points to 26.9% in the first nine months of fiscal 2008, as compared to 27.8% for the first nine months of fiscal 2007.

Reduced leverage of buying and occupancy costs, given lower overall sales levels in fiscal 2008, accounted for approximately 0.2% of the total decline in our gross margin rate for the first nine months. The remaining 0.7% decline was attributable to declines in gross margin rates across a number of merchandise categories at both Kmart and Sears Domestic, with the most significant overall decline being recorded at Sears Domestic, as well as a change in the mix of our sales between Kmart and Sears Domestic. Sears Domestic’s gross margin rate declined 150 basis points to 28.4% in the first nine months of fiscal 2008, as compared to 29.9% for the first nine months of fiscal 2007, while Kmart’s gross margin rate declined 50 basis points to 22.8%. While we have tightly managed domestic inventory levels all year, with the goal of reducing inventory to below last year’s levels, the current economic environment has resulted in increased markdowns, which is primarily the reason for the 150 basis point decline in Sears Domestic’s gross margin rate. These declines were somewhat offset by an increase of 90 basis points in Sears Canada’s gross margin rate. See further discussion in the “Segment Operations” section

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

below regarding changes in gross margin and gross margin rates in each of our segments. If the overall retail environment continues to be impacted by unfavorable economic factors, our margins would likely continue to be pressured for the balance of fiscal 2008.

Selling and Administrative Expenses

Selling and administrative expenses decreased $90 million during the first nine months of fiscal 2008 as compared to the same period last year. Fiscal 2008 selling and administrative expenses include a $15 million charge related to store closing reserves and the positive impact of the reversal of a $62 million reserve because of the overturning of the previously disclosed February 2, 2007 adverse jury verdict relating to the redemption of certain Sears, Roebuck and Co. bonds in 2004. Fiscal 2007 selling and administrative expenses include a $27 million curtailment gain recorded in connection with changes made to Sears Canada’s benefit plans and a $19 million gain related to insurance recoveries for certain Sears property damaged by hurricanes during fiscal 2005. Excluding the impact of these items, selling and administrative expenses decreased $89 million during the first nine months of 2008 due to a decline in advertising and display expenses of $38 million and a $127 million decrease in payroll expenses. These declines were partially offset by increases across a number of other areas.

For the first nine months of fiscal 2008, our selling and administrative expense rate was 24.6% as compared to 23.4% for the first nine months of fiscal 2007. Our selling and administrative expense rates for the first nine months of each year were only slightly impacted by the above noted items and the increase in our expense rate is primarily a result of lower expense leverage given lower overall sales results.

Depreciation and Amortization

Depreciation and amortization expense increased by $42 million during the first nine months of fiscal 2008 as compared to the same period in fiscal 2007. The increase is the result of a $76 million fixed asset impairment charge recorded during the third quarter of fiscal 2008, partially offset by lower depreciation expense attributable to property and equipment becoming fully depreciated during the first nine months of the year. See Note 6 to the Condensed Consolidated Financial Statements for further information regarding impairment charges.

Operating Income / Loss

For the first nine months of fiscal 2008, we reported an operating loss of $23 million, as compared to operating income of $792 million in the first nine months of fiscal 2007. Excluding the effects of one-time charges discussed above, operating income declined $730 million for the first nine months of fiscal 2008 as compared to the same period in 2007, mainly due to lower gross margin dollars generated at both Kmart and Sears Domestic.

Interest and Investment Income

We earned $40 million in interest and investment income for the first nine months of fiscal 2008, as compared to $113 million for the first nine months of fiscal 2007. Interest and investment income for the first nine months of fiscal 2008 is mainly comprised of a dividend of $10 million from our cost method investment in Sears Mexico and interest income of $22 million. Interest and investment income for the first nine months of fiscal 2007 was mainly comprised of a dividend of $20 million from our cost method investment in Sears Mexico and interest income of $87 million, partially offset by investment losses of $14 million on total return swaps outstanding during the 39-week period ended November 3, 2007. There were no total return swaps outstanding as of or during the 39-week period ended November 1, 2008. The decrease in interest income in the first nine months of fiscal 2008 is primarily due to a reduction in our cash and cash equivalent balances as compared to the same period last year.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

Other Income / Loss

Other income / loss is primarily comprised of mark-to-market gains on Sears Canada hedge transactions (see Note 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net gains of $72 million were recorded on these transactions in the first nine months of fiscal 2008. Other income / loss also includes bankruptcy-related recoveries. We recorded $5 million of bankruptcy-related recoveries during the first nine months of fiscal 2008. Bankruptcy-related recoveries represent amounts collected from vendors who had received cash payment for pre-petition obligations. See Note 8 to the Condensed Consolidated Financial Statements for further information on bankruptcy claims resolution.

SEGMENT OPERATIONS

The following discussion of our business segment results is organized into three segments: Kmart, Sears Domestic and Sears Canada.

Kmart

Kmart results and key statistics were as follows:

Kmart	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Merchandise sales and services	$3,532	$3,803	$11,270	$12,046
Cost of sales, buying and occupancy	2,753	2,979	8,706	9,237
Gross margin dollars	779	824	2,564	2,809
Gross margin rate	22.1%	21.7%	22.8%	23.3%
Selling and administrative	828	855	2,547	2,564
Selling and administrative expense as a percentage of total revenues	23.4%	22.5%	22.6%	21.3%
Depreciation and amortization	54	28	121	81
Gain on sales of assets	—	—	(2)	(1)

Total costs and expenses	3,635	3,862	11,372	11,881

Operating income (loss)	$(103)	$(59)	$(102)	$165

Number of stores			1,378	1,387

13-week period ended November 1, 2008 compared to the 13-week period ended November 3, 2007

Comparable Store Sales and Total Revenues

For the quarter, Kmart’s comparable store sales and total sales declined 7.0% and 7.1%, respectively. The decline in total revenues as compared to the third quarter of fiscal 2007 primarily reflects the impact of lower comparable store sales. Kmart experienced lower transaction volumes across most merchandise categories. For the quarter, comparable store sales declines were driven by declines recorded within the home, apparel and food and consumables categories. We believe the overall decline in comparable store sales reflects the negative impact of certain external economic factors, as noted above in the discussion of Holdings’ consolidated results. The decline in the food and consumables category relates mainly to a shift in our promotional strategy in this category during fiscal 2008.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

Gross Margin

For the quarter, Kmart generated $779 million in total gross margin in fiscal 2008, as compared to $824 million in the third quarter of fiscal 2007, with the $45 million decline attributable to the negative gross margin impact of lower overall sales and a $6 million charge recorded to write-off inventory in connection with store closings announced during the quarter. For the third quarter of fiscal 2008, Kmart’s gross margin rate was 22.1%, as compared to 21.7% for the third quarter of fiscal 2007, an increase of 0.4%. The increase in Kmart’s gross margin rate for the quarter is mainly due to the shift in promotional strategy described above.

Selling and Administrative Expenses

For the quarter, our selling and administrative expenses decreased $27 million as compared to the third quarter in fiscal 2007. The decline in selling and administrative expenses mainly reflects a decrease in advertising and display costs of $16 million and a $13 million decrease in payroll expenses. These declines were somewhat offset by expenses incurred for certain store closing costs of $5 million. Our selling and administrative expense rate was 23.4% for fiscal 2008, as compared to 22.5% for the third quarter of fiscal 2007, and increased primarily as a result of lower expense leverage given lower overall sales results.

Depreciation and Amortization

Depreciation and amortization expense increased by $26 million during the third quarter of fiscal 2008 as compared to the same period in fiscal 2007. The increase is the result of a $20 million fixed asset impairment charge recorded during the third quarter of fiscal 2008. See Note 6 to the Condensed Consolidated Financial Statements for further information regarding impairment charges.

Operating Income / Loss

For the quarter, Kmart recorded an operating loss of $103 million, as compared to an operating loss of $59 million in the third quarter of fiscal 2007, a decline of $44 million. The decline includes above-noted impairment and store closing charges of $31 million and the negative gross margin impact of lower sales levels experienced during the quarter, partially offset by a decrease in selling and administrative expenses.

39-week period ended November 1, 2008 compared to the 39-week period ended November 3, 2007

Comparable Store Sales and Total Revenues

For the first nine months of fiscal 2008, Kmart’s comparable store sales and total sales declined 6.6% and 6.4%, respectively. The decline in total revenues as compared to the first nine months of fiscal 2007 primarily reflects the impact of lower comparable store sales.

For the first nine months of the year, Kmart experienced lower transaction volumes across most merchandise categories. Comparable store sales declines were driven by declines within the home, apparel, food and consumables and drugstore categories. We believe that the overall decline in comparable store sales reflects the negative impact of certain external economic factors, as noted above in the discussion of Holdings’ consolidated results, as well as increased competition in the drugstore division. The decline in the food and consumables category relates mainly to a shift in our promotional strategy in this category in fiscal 2008. If the overall retail environment continues to be impacted by unfavorable economic factors, our sales would likely continue to be pressured for the balance of fiscal 2008.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

Gross Margin

For the first nine months of fiscal 2008, Kmart generated $2.6 billion in total gross margin, as compared to $2.8 billion in the first nine months of fiscal 2007. The decline includes a charge of $6 million for inventory markdowns taken in connection with store closings and primarily reflects the negative gross margin impact of lower overall sales, as well as a decline in Kmart’s gross margin rate. For the first nine months of fiscal 2008, Kmart’s gross margin rate was 22.8%, as compared to 23.3% for the first nine months of fiscal 2007. The total decline of 50 basis points is a result of reduced leverage of buying and occupancy costs, given lower overall sales levels. Similar to sales declines noted above, if the overall retail environment continues to be impacted by unfavorable economic factors, our margins would likely continue to be pressured for the balance of fiscal 2008.

Selling and Administrative Expenses

Total selling and administrative expenses decreased $17 million in the first nine months of fiscal 2008 as compared to the same period in fiscal 2007. The decrease primarily reflects a decrease in payroll expenses of $43 million, partially offset by an increase in advertising and display expenses of $8 million and a charge related to store closing reserves of $5 million. For the first nine months of fiscal 2008, Kmart’s selling and administrative expense rate was 22.6%, as compared to 21.3% for the first nine months of fiscal 2007. The current year increase in the selling and administrative rate primarily reflects lower expense leverage resulting from lower overall sales levels.

Depreciation and Amortization

Depreciation and amortization expense increased by $40 million during the first nine months of fiscal 2008 as compared to the same period in fiscal 2007. The increase is mainly the result of a $20 million fixed asset impairment charge recorded during the third quarter of fiscal 2008. See Note 6 to the Condensed Consolidated Financial Statements for further information regarding impairment charges.

Operating Income / Loss

For the first nine months of fiscal 2008, Kmart recorded an operating loss of $102 million as compared to operating income of $165 million in the first nine months of fiscal 2007, a decline of $267 million. The decline includes above-noted impairment and store closing charges of $31 million and primarily reflects the negative gross margin impact of lower sales levels, as well as a decline in Kmart’s gross margin rate due to reduced leverage of buying and occupancy costs for the first nine months of fiscal 2008.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

Sears Domestic

Sears Domestic results and key statistics were as follows:

Sears Domestic	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Merchandise sales and services	$5,827	$6,449	$18,294	$19,815
Cost of sales, buying and occupancy	4,171	4,519	13,090	13,884
Gross margin dollars	1,656	1,930	5,204	5,931
Gross margin rate	28.4%	29.9%	28.4%	29.9%
Selling and administrative	1,599	1,701	4,777	4,913
Selling and administrative expense as a percentage of total revenues	27.4%	26.4%	26.1%	24.8%
Depreciation and amortization	242	193	606	601
Gain on sales of assets	(2)	—	(6)	(1)

Total costs and expenses	6,010	6,413	18,467	19,397

Operating income (loss)	$(183)	$36	$(173)	$418

Number of :
Full-line Stores(1)			933	934
Specialty Stores			1,198	1,124
Total Domestic Sears Stores			2,131	2,058

(1)	The period ended November 1, 2008 includes 858 Full-line stores and 75 Sears Essentials/Grand stores;

The period ended November 3, 2007 includes 860 Full-line stores and 74 Sears Essentials/Grand stores

13-week period ended November 1, 2008 compared to the 13-week period ended November 3, 2007

Comparable Store Sales and Total Revenues

For the quarter, Sears Domestic’s comparable store sales and total sales declined 10.6% and 9.6%, respectively. The decline in total revenues as compared to the third quarter of fiscal 2007 primarily reflects the impact of lower comparable store sales. Comparable store sales declines were driven by declines recorded in the home appliances, apparel, tools and lawn and garden categories and include accelerated declines recorded in October due primarily to deteriorating conditions in the general economy. As noted previously, comparable store sales continue to decline in categories directly impacted by housing market conditions and slower discretionary spending by consumers, while sales of tools declined mainly as a result of a change in our promotional strategy.

Gross Margin

For the quarter, Sears Domestic generated $1.7 billion in total gross margin as compared to $1.9 billion in the third quarter of fiscal 2007. The decline includes a $4 million charge taken to markdown inventory in connection with store closings and primarily reflects the negative margin impact of lower overall sales levels, as well as a decline in Sears Domestic’s gross margin rate for the quarter. Sears Domestic’s gross margin rate was 28.4% during the third quarter of fiscal 2008, as compared to 29.9% in the third quarter of fiscal 2007, a decline of 150 basis points.

Reduced leverage of buying and occupancy costs, given lower overall sales levels, accounted for approximately 0.4% of the total decline, with the remaining 1.1% decline attributable to gross margin rate declines across a number of merchandise categories, most notably home appliances and apparel. While we have tightly managed

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

inventory levels all year, with the goal of reducing inventory to below last year’s levels, the current economic environment has resulted in increased markdowns, which is primarily the reason for the remaining 110 basis point decline in Sears Domestic’s gross margin rate. Gross margin rate decreases in the apparel category are mainly the result of markdowns taken to clear spring and summer merchandise, as well as a change in our pricing and promotional strategy for fall and winter apparel. The change in our pricing and promotional strategy was also driven by increased turmoil in the general economy.

Selling and Administrative Expenses

For the quarter, selling and administrative expenses declined $102 million as compared to the third quarter of fiscal 2007 primarily due to a decrease in advertising and display costs of $43 million, as well as a decrease in payroll expenses of $37 million. These declines were somewhat offset by a charge incurred for store closing costs of $10 million. For the quarter, Sears Domestic’s selling and administrative expense rate was 27.4% in fiscal 2008, as compared to 26.4% for the third quarter of fiscal 2007. The selling and administrative expense rate increase is primarily a result of lower expense leverage given lower overall sales results.

Depreciation and Amortization

Depreciation and amortization expense increased by $49 million during the third quarter of fiscal 2008 as compared to the same period in fiscal 2007. The increase is the result of a $56 million fixed asset impairment charge recorded during the third quarter of fiscal 2008. See Note 6 to the Condensed Consolidated Financial Statements for further information regarding impairment charges.

Operating Income / Loss

For the third quarter in fiscal 2008, Sears Domestic recorded an operating loss of $183 million, as compared to operating income of $36 million in the third quarter of fiscal 2007, a decline of $219 million. The decline includes above-noted impairment and store closing charges of $70 million and reflects lower total gross margin dollars generated as a result of lower overall sales levels, partially offset by a decrease in selling and administrative expenses.

39-week period ended November 1, 2008 compared to the 39-week period ended November 3, 2007

Comparable Store Sales and Total Revenues

For the first nine months of fiscal 2008, Sears Domestic’s comparable store sales and total sales declined 8.9% and 7.7%, respectively. The decline in total revenues in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 primarily reflects the impact of lower comparable store sales.

Comparable store sales declines were driven by declines recorded in the home appliances, apparel, tools and lawn and garden categories. As noted previously, comparable store sales continue to decline in categories directly impacted by housing market conditions and slower discretionary spending by consumers, while sales of tools declined mainly as a result of a change in our promotional strategy. If the overall retail environment continues to be impacted by unfavorable economic factors, our sales would likely continue to be pressured for the balance of fiscal 2008.

Gross Margin

For the first nine months of fiscal 2008, Sears Domestic generated $5.2 billion in total gross margin, as compared to $5.9 billion in the first nine months of fiscal 2007, with the decline primarily reflecting the negative margin

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

impact of lower overall sales levels, as well as a decline in Sears Domestic’s gross margin rate. Sears Domestic’s gross margin rate was 28.4% during the first nine months of fiscal 2008, as compared to 29.9% in the first nine months of fiscal 2007, a decline of 150 basis points.

Reduced leverage of buying and occupancy costs, given lower overall sales levels, accounted for approximately 0.2% of the total decline. A $36 million increase in inventory markdowns recorded during the year primarily for a reset of Sears’ home electronics inventory and transition to newer products accounted for another 0.2% of the decline. The remaining 1.1% decline is attributable to gross margin rate declines across a number of merchandise categories, most notably home appliance and apparel, due to the same factors discussed previously. Similar to the sales declines noted above, if the overall retail environment continues to be impacted by unfavorable economic factors, our margins would likely continue to be pressured for the balance of fiscal 2008.

Selling and Administrative Expenses

Selling and administrative expenses declined $136 million during the first nine months of fiscal 2008 and include a $10 million charge related to store closing reserves, the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-Merger legal matter concerning Sears’ redemption of certain bonds in 2004, as well as insurance proceeds of $23 million related to a Sears, Roebuck and Co. matter from March 2000. Selling and administrative expenses for the first nine months of fiscal 2007 include a gain of $19 million for insurance recoveries received on claims filed for certain property damaged by hurricanes during fiscal 2005. Excluding these items, selling and administrative expenses decreased $80 million in the first nine months of fiscal 2008 as compared to the same period in fiscal 2007.

The decline in selling and administrative expenses is primarily due to a decrease in advertising and display costs of $46 million, as well as a decrease in payroll expenses of $85 million. These declines were partially offset by expense increases across a number of other areas. For the first nine months of fiscal 2008, Sears Domestic’s selling and administrative expense rate was 26.1%, as compared to 24.8% for the first nine months of fiscal 2007. The increase in the selling and administrative expense rate for the first nine months of fiscal 2008 primarily reflects the impact of lower expense leverage given lower overall sales results.

Depreciation and Amortization

Depreciation and amortization expense increased by $5 million during the first nine months of fiscal 2008 as compared to the same period in fiscal 2007. The increase is mainly the result of a $56 million fixed asset impairment charge recorded during the third quarter of fiscal 2008, partially offset by lower depreciation expense attributable to property and equipment becoming fully depreciated during the first nine months of the year. See Note 6 to the Condensed Consolidated Financial Statements for further information regarding impairment charges.

Operating Income / Loss

For the first nine months of fiscal 2008, Sears Domestic recorded an operating loss of $173 million, as compared to operating income of $418 million in the first nine months of fiscal 2007, a decline of $591 million. The decrease includes above-noted impairment and store closing charges of $70 million and primarily reflects lower total gross margin dollars generated as a result of lower overall sales levels and a decline in gross margin rate, partially offset by a decrease in selling and administrative expenses.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

Sears Canada

Sears Canada, a consolidated, 72%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. During the fourth quarter of fiscal 2007, Sears Canada changed its fiscal year end from the Saturday nearest December 31st to the Saturday nearest January 31st. This change has been retrospectively applied to prior year amounts as required by SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3.” See Note 2 to the Condensed Consolidated Financial Statements for further explanation of this change.

Sears Canada results and key statistics were as follows:

Sears Canada	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Merchandise sales and services	$1,301	$1,370	$3,926	$3,768
Cost of sales, buying and occupancy	882	934	2,695	2,617
Gross margin dollars	419	436	1,231	1,151
Gross margin rate	32.2%	31.8%	31.4%	30.5%
Selling and administrative	304	328	916	853
Selling and administrative expense as a percentage of total revenues	23.4%	23.9%	23.3%	22.6%
Depreciation and amortization	30	34	94	97
Loss (gain) on sales of assets	1	—	(31)	(8)

Total costs and expenses	1,217	1,296	3,674	3,559

Operating income	$84	$74	$252	$209

Number of :
Full-line Stores			122	123
Specialty Stores			263	255
Total Sears Canada Stores			385	378

13-week period ended November 1, 2008 compared to the 13-week period ended November 3, 2007

Total Revenues

Sears Canada’s total revenues decreased 5.0% for the third quarter of fiscal 2008 as compared to the same period last year. The decrease in total revenues of $69 million includes a $102 million decline due to the impact of unfavorable exchange rates during the quarter. On a Canadian dollar basis, revenues increased by $33 million, reflecting an increase in same store sales of 0.9% for the third quarter of fiscal 2008 as compared to the same period in fiscal 2007, as well as slight increases in revenues across a number of categories.

Gross Margin

Total gross margin dollars decreased $17 million for the third quarter of fiscal 2008 as compared to the same period last year and include a $33 million decline due to the impact of unfavorable exchange rates during the quarter. Gross margin increased $16 million on a Canadian dollar basis and was primarily due to improved inventory management during the third quarter of fiscal 2008. For the quarter, Sears Canada’s gross margin rate increased to 32.2% from 31.8% in the third quarter of fiscal 2007 due to the aforementioned reason.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

Selling and Administrative Expenses

For the third quarter of fiscal 2008, Sears Canada’s selling and administrative expenses declined $24 million, from $328 million in the third quarter of fiscal 2007. Selling and administrative expenses include a $24 million decline due to the impact of exchange rates during the quarter.

Operating Income

Sears Canada’s operating income increased $10 million for the third quarter of fiscal 2008. The increase in operating income includes a $7 million decline due to the negative impact of foreign currency exchange rates and reflects the above noted decreases in sales, gross margin and selling and administrative expenses.

39-week period ended November 1, 2008 compared to the 39-week period ended November 3, 2007

Total Revenues

Sears Canada’s total revenues increased by $158 million, or 4.2%, to $3.9 billion for the first nine months of fiscal 2008 as compared to the same period last year. The increase in total revenues primarily reflects an increase of $157 million due to the impact of favorable exchange rates over the first nine months of the year as compared to the same period in fiscal 2007.

Gross Margin

Total gross margin dollars increased $80 million for the third quarter of fiscal 2008 as compared to the same period last year and include a $47 million increase due to the impact of foreign exchange rates. Gross margin increased $33 million on a Canadian dollar basis primarily due to improved inventory management during the first nine months of fiscal 2008. For the first nine months, Sears Canada’s gross margin rate was 31.4% in fiscal 2008, as compared to 30.5% in the first nine months of fiscal 2007.

Selling and Administrative Expenses

For the first nine months of fiscal 2008, Sears Canada’s selling and administrative expenses increased $63 million, from $853 million in the third quarter of fiscal 2007. The increase in selling and administrative expenses includes a $35 million increase due to the impact of exchange rates. Selling and administrative expenses for the first nine months of fiscal 2007 include a $27 million curtailment gain recorded in connection with changes made to Sears Canada’s post-retirement benefit plans.

Operating Income

Sears Canada’s operating income increased $43 million for the first nine months of fiscal 2008. The increase in operating income includes a $7 million increase due to the positive impact of foreign currency exchange rates and reflects the above noted increases in sales, gross margin and selling and administrative expenses. As noted above, selling and administrative expenses benefited from a curtailment gain of $27 million in the first nine months of fiscal 2007. In addition, Sears Canada benefited from a $32 million gain on the sale of its Calgary downtown full-line store during the first nine months of fiscal 2008.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash, Cash Equivalents and Short-term Investments

Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash and cash equivalents balances as of November 1, 2008, November 3, 2007 and February 2, 2008 are detailed in the following table.

millions	November 1, 2008	November 3, 2007	February 2, 2008
Domestic
Cash and equivalents	$303	$576	$595
Cash posted as collateral	14	29	29
Credit card deposits in transit	185	129	119

Total domestic cash and cash equivalents	502	734	743
Sears Canada	670	801	879

Total cash and cash equivalents	$1,172	$1,535	$1,622

We had cash and cash equivalents of $1.2 billion at November 1, 2008 as compared to $1.5 billion at November 3, 2007 and $1.6 billion at February 2, 2008. During the first nine months of fiscal 2008, significant uses of cash included share repurchases of $558 million, capital expenditures of $395 million and net long-term debt repayments of $196 million. These amounts were offset by a $1.8 billion increase in short-term borrowings, primarily through borrowing on our $4 billion credit facility as further detailed in the “Financing Activities” section below.

At various times, we have posted cash collateral for certain outstanding letters of credit and self-insurance programs. Such cash collateral is classified within cash and cash equivalents given we have the ability to substitute letters of credit at any time for this cash collateral and it is therefore readily available to us.

Credit card deposits in transit include deposits in-transit from banks for payments related to third-party credit card and debit card transactions.

Our November 1, 2008 cash balance excludes $94 million on deposit with The Reserve Primary Fund, a money market fund which has temporarily suspended withdrawals while it liquidates its holdings to generate cash to distribute. As a result, we reclassified $94 million from cash to the prepaid expenses and other current assets line within our Condensed Consolidated Balance Sheet at November 1, 2008. Subsequently on November 21, 2008, we received notice from The Reserve Primary Fund that it expects to make an additional distribution on or about December 5, 2008 and we estimate our pro rata share to be approximately $54 million.

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $260 million, $351 million and $405 million as of November 1, 2008, November 3, 2007 and February 2, 2008, respectively.

Operating Activities

Holdings used $964 million for operations during the first nine months of fiscal 2008. For the first nine months of fiscal 2007, our operations used $280 million. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is to fund the purchase of merchandise

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

inventories. The decrease in operating cash flows in the first nine months of fiscal 2008 as compared to the same period in the prior year is mainly a result of cash used for operating liabilities of $645 million in fiscal 2008, including a reduction in outstanding checks of $145 million, pension contributions of $204 million and a change in accrued liabilities for advertising of $169 million.

Merchandise inventories at November 1, 2008 were $11.4 billion, as compared to $12.1 billion at November 3, 2007. Merchandise payables were $4.4 billion at November 1, 2008, as compared to $4.5 billion as of November 3, 2007. Domestic inventory declined from $11.0 billion at November 3, 2007 to $10.5 billion at November 1, 2008 reflecting the effectiveness of our efforts to control inventory levels. Sears Canada’s inventory levels decreased $189 million to $898 million from November 3, 2007 to November 1, 2008. The decrease in Sears Canada’s inventory is primarily due to the change in exchange rates. As we expect difficult economic conditions to persist in the near term, we intend to tightly manage inventory levels with the goal of reducing domestic inventory levels below last year’s in the fourth quarter.

Investing Activities

For the first nine months of fiscal 2008, we used $395 million of cash for capital expenditures as compared to $405 million used during the first nine months of fiscal 2007. We also received $82 million of proceeds from sales of property and investments in the first nine months of fiscal 2008, which was mainly related to the sale of Sears Canada’s Calgary downtown full-line store, and made total purchases of investments of $13 million. In the first nine months of fiscal 2007, $80 million of collateral was returned to us related to our investments in total return swaps. There were no total return swaps outstanding as of or during the period ended November 1, 2008.

Financing Activities

During the 39-week period ended November 1, 2008, we repurchased 7.4 million of our common shares at a total cost of $558 million under our share repurchase program. As of November 1, 2008, we had $125 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods. During the 39-week period ended November 3, 2007, we repurchased 16.4 million of our common shares at a total cost of $2.4 billion under our share repurchase program.

As discussed in Note 9 to our Condensed Consolidated Financial Statements, our Board of Directors approved the repurchase of up to an additional $500 million of the Company’s common shares on December 1, 2008. This authorization is in addition to the $72 million worth of shares that remain available for repurchase under the Company’s existing repurchase program as of December 1, 2008. The Company may, as we deem necessary, utilize funds available under our $4.0 billion Credit Agreement (as defined and discussed below), to repurchase shares according to our current authorization.

During the first nine months of fiscal 2008, we utilized a portion of the total availability under our $4.0 billion Credit Agreement to meet seasonal working capital needs while, at the same time, continuing to invest in our stores and repurchase our stock. Accordingly, as of November 1, 2008, we had $1.9 billion in secured line of credit borrowings outstanding under the $4.0 billion Credit Agreement. The entire $1.9 billion in Credit Agreement borrowings have been classified within short-term borrowings on our Condensed Consolidated Balance Sheet as of November 1, 2008 as we expect to repay the entire amount in December 2008 (although we do expect to borrow on the revolver again in the month of January 2009).

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

Our outstanding borrowings as of November 1, 2008, November 3, 2007 and February 2, 2008 were as follows:

millions	November 1, 2008	November 3, 2007	February 2, 2008
Short-term borrowings:
Unsecured commercial paper	$16	$245	$145
Secured borrowings	1,909	640	17
Long-term debt, including current portion:
Notes and debentures outstanding	1,874	2,380	2,099
Capitalized lease obligations	682	771	749

Total borrowings	$4,481	$4,036	$3,010

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

Debt Ratings

The ratings of our domestic debt securities as of November 1, 2008 appear in the table below:

	Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings

Unsecured long-term debt	Ba2	BB	B+
Unsecured commercial paper	NP	B-2	B

Credit Agreement

We have a $4.0 billion, five-year credit agreement (the “Credit Agreement”) in place as a funding source for general corporate purposes, which includes a $1.5 billion letter of credit sublimit. The Credit Agreement, which has an expiration date of March 2010, is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of our direct and indirect subsidiaries and is secured by a first lien on our domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory levels, subject to certain limitations. As of November 1, 2008, we had $1.9 billion of borrowings and $1.0 billion of letters of credit outstanding under the Credit Agreement with $1.1 billion of availability remaining under the Credit Agreement. The $1.9 billion in borrowings, borrowed in the first nine months of fiscal 2008, are classified within short-term borrowings on our Condensed Consolidated Balance Sheet as of November 1, 2008 as we expect to repay the entire $1.9 billion of borrowings in December 2008 (although we do expect to borrow on the revolver again in the month of January 2009). The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

Our $4.0 billion Credit Agreement is funded by a consortium of banking entities, including an affiliate of Lehman Brothers. This affiliate has a $207 million total commitment in the $4 billion revolving credit facility, but since September 17, 2008 has not funded its proportionate share of our borrowings under the facility.

The majority of the letters of credit outstanding under the Credit Agreement are used to provide collateral for our insurance programs.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In fiscal 2005, our subsidiary OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility was subsequently amended in December 2006 to expire in December 2011. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card accounts receivable, subject to certain limitations. As of November 1, 2008, there were no borrowings outstanding under the OSH LLC Facility and $2 million of letters of credit outstanding.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” See Note 4 for further discussion regarding our adoption of SFAS No. 157 in the first quarter of fiscal 2008.

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

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

obligations as of December 31. We will adopt the change in measurement date by re-measuring plan assets and benefit obligations as of our fiscal year end in fiscal 2008, pursuant to the transition requirements of SFAS No. 158. We are currently evaluating the impact, if any, the adoption of the measurement-date requirements of SFAS No. 158 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” See Note 4 for further discussion regarding our adoption of SFAS No. 159 in the first quarter of fiscal 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Before SFAS No. 160 was issued, limited guidance existed for reporting noncontrolling interests and many companies reported such interest as a liability in its balance sheet under the heading “Minority Interest.” SFAS No. 160 requires companies to report noncontrolling interests of consolidated subsidiaries as a component of equity in the consolidated statement of financial position. As a result, upon adoption of this Statement, Holdings will reclassify its noncontrolling interest in Sears Canada and OSH (which represents 28% and 19.9% of the subsidiaries’ ownership, respectively) from its current classification within the long-term liabilities section of Holdings’ Condensed Consolidated Balance Sheet to classification within the shareholders’ equity section.

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

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The nature of market risks faced by us at November 1, 2008 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008.

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. As of November 1, 2008, we had interest rate derivatives with a notional amount of $120 million, nominal fair value and a weighted average remaining life of 0.1 years. All debt securities and interest-rate derivative instruments are considered non-trading. As of November 1, 2008, 50% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at November 1, 2008, which totaled approximately $2.2 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $22 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

We, from time to time, enter into foreign currency forward contracts, which have typically been designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada. We had no such foreign currency forward contracts outstanding as of November 1, 2008.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended November 1, 2008 and November 3, 2007

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated option contracts for a portion of its expected requirements. As of November 1, 2008, these contracts had a notional value of approximately $547 million and a weighted average remaining life of 0.8 years. The aggregate fair value of the option contracts as of November 1, 2008 was $81 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of November 1, 2008, with all other variables held constant, would have resulted in a fair value for these contracts of approximately $77 million as of November 1, 2008, a decrease of $4 million.

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

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 103 of SEC Regulation S-K requires that we disclose legal proceedings to which the Company and a governmental authority is a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Disclosure also is required as to any such proceedings known by us to be contemplated by governmental authorities. In that connection, we note that we have received an administrative subpoena from the District Attorney of the County of Ventura, California, seeking information and documents primarily concerning our handling of hazardous waste in Ventura County and in California generally. We are cooperating with California state and county authorities in connection with this matter. In addition, we were a party to administrative actions brought by the California Air Resources Board (CARB) that allege that Kmart sold certain non-food items (windshield wiper fluid and portable fuel containers) that do not comply with applicable regulations. The parties have entered into a settlement agreement that provides for the payment by us of a $600,000 penalty.

See Part I, Item 1, “Financial Statements—Notes to Condensed Consolidated Financial Statements,” Note 8—”Claims Resolution and Bankruptcy-Related Settlements,” and Note 14—“Legal Proceedings,” for additional information regarding legal proceedings, which information is incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock we acquired during the third quarter of fiscal 2008. During the 13 weeks ended November 1, 2008, we repurchased 1.4 million of our common shares at a total cost of $81 million under our common share repurchase program. As of November 1, 2008, we had $125 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 3, 2008 to August 30, 2008	—	$—	—	$—
August 31, 2008 to October 4, 2008	123,547	96.11	—	—
October 5, 2008 to November 1, 2008	1,386,946	58.46	1,385,274	58.43

Total	1,510,493	$61.54	1,385,274	$58.43	$125,000,000

(1)

Includes 3,599 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. In addition, we were assigned 121,620 shares of common stock (weighted average price of $96.17 per share) with an approximate value of $12 million from the share distribution related to the Predecessor Company’s bankruptcy and reorganization (see Note 8 to the Condensed Consolidated Financial Statements for further information). These shares were acquired during the quarter as follows:

August 3, 2008 to August 30, 2008	—
August 31, 2008 to October 4, 2008	123,547
October 5, 2008 to November 1, 2008	1,672

(2)

Our common share repurchase program was initially announced on September 14, 2005 with a total authorization by our Board of Directors of up to $500 million. Subsequently, we announced that our Board of Directors authorized the repurchase of up to an additional $500 million of common stock on each of

SEARS HOLDINGS CORPORATION

October 14, 2005, April 5, 2006 and September 12, 2006, $1.0 billion of common stock on July 10, 2007, $1.5 billion of common stock on August 13, 2007, and $500 million of common stock on May 29, 2008 for a total authorization since inception of the program of $5.0 billion. The program has no stated expiration date.

Item 5. Other Information.

Deloitte & Touche LLP (“Deloitte”) has been the Company’s independent registered public accounting firm since the merger of Sears, Roebuck and Co. (“Sears”) and Kmart Holding Corporation in March 2005. Prior to that time, Deloitte and its predecessor firms had been the independent public accounting firm for Sears for over 70 years. On September 23, 2008, Deloitte advised us that Deloitte had recently become aware that a former Deloitte partner, who had been the advisory partner on Deloitte’s audit engagement team (the “Former Advisory Partner”), traded in our securities on at least one occasion in 2008. Deloitte subsequently informed us on October 24 that it had learned of a second trade by the Former Advisory Partner in our securities in 2008 and two trades in 2006. Deloitte concluded that these securities transactions violated the SEC’s auditor independence rules, as well as Deloitte’s own policies on auditor independence. Deloitte conducted an internal review and concluded that the Former Advisory Partner’s actions did not impair Deloitte’s impartiality or objectivity or that of the engagement team that has conducted our audits.

Deloitte’s audit engagement team consisted of a lead client service partner, an additional audit partner, a concurring review partner, a senior manager and additional professional staff, as well as the Former Advisory Partner, who had served in this role from 2002 until his resignation from Deloitte in September 2008. The lead client service partner had responsibility for all substantive issues with respect to the planning, scope and conduct of the audit. The Former Advisory Partner was responsible for client relationship management and service assessment, and had no substantive or technical role in the audit. The Former Advisory Partner attended most, but not all, Audit Committee meetings. His primary role in those meetings was to function in a client relationship capacity, including conducting Deloitte’s annual client service assessments, and he did not review substantive audit matters with the Audit Committee at any of these meetings. The Former Advisory Partner attended one or more of the Company’s annual meetings of shareholders as one of the Deloitte representatives attending those meetings. Neither the Former Advisory Partner nor any other Deloitte representatives spoke at any of these meetings and no questions were asked of Deloitte. Deloitte provided a draft letter on September 23 to the Audit Committee concluding that the actions of its Former Advisory Partner did not impair Deloitte’s past or continuing independence.

Following Deloitte’s disclosure, the Audit Committee initiated its own review of this matter with the assistance of outside counsel and a forensic accounting firm engaged specifically for this purpose. The Audit Committee held meetings concerning the review on September 24 and 29 and on November 11 and 18. The review included an analysis of our relationship to the Former Advisory Partner and his role on our engagement. Outside counsel and forensic accountants examined a substantial number of documents from our files and the files of Deloitte, including the Former Advisory Partner’s annual goals and assessments, his communications with members of the audit engagement team and with Sears Holdings management and Audit Committee members, his annual independence certifications, and email and other documents relating to our audit engagement. The review included interviews conducted by outside counsel and a forensic accountant of relevant Deloitte personnel (including the current and former lead client service partners), as well as the members of the Audit Committee and members of the Company’s management who had periodic contact with the Former Advisory Partner. Outside counsel and a forensic accountant also had several discussions with Deloitte and its counsel as part of the information-gathering process.

Based on this review, the Audit Committee concluded that the Former Advisory Partner had functioned in a client relationship role and had not been substantively involved in the audit or influenced any substantive portion

SEARS HOLDINGS CORPORATION

of any audit or review of our financial statements. The Audit Committee confirmed Deloitte’s findings that the Former Advisory Partner met with the Audit Committee and management for the purpose of enhancing Deloitte’s client service to us rather than participating in the audit or review of the Company’s financial statements.

Following completion of the review, the Audit Committee unanimously concluded, consistent with Deloitte’s conclusion, reconfirmed in Deloitte’s letter to the Audit Committee issued November 18, 2008, that Deloitte’s impartiality or objectivity related to its audits of Sears Holdings had not been compromised and therefore, notwithstanding the violation of the independence rules, Deloitte’s independence was not impaired. In reaching this conclusion, the Audit Committee took into consideration several factors, including the following:

•	the Former Advisory Partner is no longer a partner or otherwise affiliated with Deloitte;

•	the Former Advisory Partner did not disclose his investments to Deloitte, in contravention of Deloitte’s independence policies;

•

the Former Advisory Partner’s role on the audit engagement did not involve participation in the scoping or execution of Deloitte’s audit of the Company’s annual financial statements, Deloitte’s review of quarterly financial statements or technical consultations with Deloitte’s national office regarding Sears Holdings matters;

•

Deloitte concluded that the Former Advisory Partner performed his role as advisory partner in a manner that did not influence the audit engagement partners or any other members of the audit engagement team responsible for the audit in a manner that would impact the engagement team’s objectivity or impartiality;

•	there is no indication of independence issues with respect to other members of the engagement team;

•

while the Former Advisory Partner attended most meetings of the Audit Committee and occasional meetings with management, the Former Advisory Partner did not participate in the consideration or review of substantive issues relating to any audit process or regarding the accounting treatment of any items appearing on the Company’s financial statements;

•

the Review indicated that the nature and extent of interaction between the Former Advisory Partner and members of Sears Holdings management and the Audit Committee was limited to matters related to the relationship between Deloitte and the Company and did not include substantive involvement with any significant accounting or financial reporting positions or the audit scope and related findings;

•

Deloitte issued a report, dated November 18, 2008, to the Audit Committee reaffirming Deloitte’s independence per the requirements of the rule issued by the Public Company Accounting Oversight Board; and

•

Deloitte represented that it has in place a quality control system that meets the requirements of the SEC and the Public Company Accounting Oversight Board, and provides reasonable assurance that the accounting firm and its employees do not lack independence.

The Audit Committee and Deloitte separately reported their conclusions to the SEC Staff.

Item 6. Exhibits

(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

SEARS HOLDINGS CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION (Registrant)

December 2, 2008	By	/s/ WILLIAM K. PHELAN
William K. Phelan Senior Vice President, Controller and Treasurer (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

E-1