Form 10-K
period 2009-01-31
SEARS HOLDINGS CORP
filed 2009-03-17
CIK 1310067

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2009

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

On February 28, 2009, the Registrant had 121,693,578 common shares outstanding. The aggregate market value (based on the closing price of the Registrant’s common shares for stocks quoted on the NASDAQ Global Select Market) of the Registrant’s common shares owned by non-affiliates (which are assumed, solely for the purpose of this calculation, to be stockholders other than (i) directors and executive officers of the Registrant and (ii) any person known by the Registrant to beneficially own five percent or more of the Registrant’s common shares), as of August 1, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.9 billion.

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement relating to our Annual Meeting of Stockholders to be held on May 4, 2009 (the “2009 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I

Item 1.	Business

General

Sears Holdings Corporation (“Holdings,” “we,” “us,” “our,” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”). The Merger, completed on March 24, 2005, combined two of America’s oldest existing retail entities, both with origins dating to the late 1800s. We are a broadline retailer with 2,297 full-line and 1,233 specialty retail stores in the United States operating through Kmart and Sears and 388 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 73%-owned subsidiary.

Business Segments

During fiscal 2008, we operated three reportable segments: Kmart, Sears Domestic and Sears Canada. Financial information, including revenues, operating income and total assets for each of these business segments is contained in Note 18 of Notes to Consolidated Financial Statements. Information regarding the components of revenue for Holdings is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Kmart

As of January 31, 2009, Holdings operated a total of 1,368 Kmart stores across 49 states, Guam, Puerto Rico, and the U.S. Virgin Islands. This store count consist of 1,321 discount stores, averaging 92,000 square feet, and 47 Super Centers, averaging 166,000 square feet, and includes 16 Kmart stores that we have announced plans to close in early 2009. Most Kmart stores are one-floor, free-standing units that carry a wide assortment of general merchandise, including products sold under such well-known labels as Jaclyn Smith, Joe Boxer and Martha Stewart Everyday, and certain proprietary Sears brand products, such as Kenmore, Craftsman, and DieHard brand products, and services. As of January 31, 2009, approximately 290 Kmart stores were selling an assortment of major home appliances, including Kenmore-branded products. Kmart began operating its own footwear business, which had previously been operated by a third party, in January 2009. There are 1,025 Kmart stores which also operate in-store pharmacies. The Super Centers generally operate 24 hours a day and combine a full-service grocery along with the general merchandise selection of a discount store. There are also 20 Sears Auto Centers operating in Kmart stores. Sears Auto Centers offer a variety of professional automotive repair and maintenance services as well as a full assortment of automotive accessories. Kmart also sells its products through its kmart.com website.

Sears Domestic

As of January 31, 2009, Sears Domestic operations consisted of the following:

•

Full-line Stores—929 broadline stores of which 856 are full-line stores located across all 50 states and Puerto Rico, primarily mall-based locations averaging 133,000 square feet. Full-line stores offer a wide array of products across many merchandise categories, including home appliances, consumer electronics, tools, fitness, lawn and garden equipment, certain automotive services and products, such as tires and batteries, home fashion products, as well as apparel, footwear and accessories for the whole family. Our product offerings include our proprietary Kenmore, Craftsman, DieHard, Lands’ End, Covington, Apostrophe, and Canyon River Blues brand merchandise. Also, as of January 31, 2009, we operated 73 Sears Essentials/Grand stores located in 26 states. These stores are primarily free-standing units averaging 115,000 square feet and offering health and beauty products, pantry goods, household products and toys in addition to the offerings of the typical mall-based store. There are 41 Sears

Essentials/Grand stores which operate in-store pharmacies. Also, 782 Sears Auto Centers are operated in association with full-line stores and 27 Sears Auto Centers are operated out of Sears Essentials/ Grand stores. In addition, there are 30 free standing Sears Auto Centers that operate independently of full-line stores. Sears also extends the availability of its product selection through the use of its sears.com website, which offers an assortment of home, apparel and accessory merchandise and provides customers the option of buying through the Internet and picking up their merchandise in one of our full-line and specialty stores. We have announced plans to close 14 broadline stores in the first part of 2009.

•

Specialty Stores—1,233 specialty stores located across all 50 states and Puerto Rico, located primarily in free-standing, off-mall locations or high-traffic neighborhood shopping centers. Specialty store operations primarily consist of:

•

872 Sears Hometown Stores (formerly known as “Dealer Stores”)—Primarily independently-owned stores, predominantly located in smaller communities and averaging 8,700 square feet offering appliances, consumer electronics, lawn and garden equipment, hardware and automotive batteries. Most of our hometown stores carry proprietary Sears brands, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of national brands.

•

49 Sears Home Appliance Showrooms—Innovative stores averaging 5,000 square feet that have a simple, appliance only showroom design that are strategically positioned in high growth suburban areas. Sears Home Appliance Showrooms offer the best advantages of our Sears Full-Line Stores combined with the Hometown Store customer service standard.

•

110 Sears Hardware Stores and 86 Orchard Supply Hardware Stores—Neighborhood hardware stores averaging 40,000 square feet that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries and a wide assortment of national brands and other home improvement products. 114 of these locations also offer a limited selection of Kenmore brand home appliances.

•

16 The Great Indoors Stores (4 of which will close in the first part of fiscal 2009)—Home decorating and remodeling superstores, averaging 143,000 square feet, dedicated to the four main rooms of the house: kitchen, bedroom, bathroom and great room.

•	82 Outlet Stores—Locations offering overstock and/or distressed appliances, consumer electronics, lawn and garden equipment and other merchandise at a discount.

•

Lands’ End—Lands’ End, Inc. (“Lands’ End”) is a leading direct merchant of traditionally-styled casual clothing, accessories and footwear for men, women and children, as well as home products and soft luggage. These products are offered through multiple selling channels including Landsend.com, one of the leading apparel websites, as well as catalog mailings, and international businesses. Lands’ End has 14 retail stores, averaging 8,600 square feet, which offer Lands’ End merchandise primarily from catalog and Internet channel overstocks. In addition, Lands’ End has 222 “store within a store” departments inside Sears Domestic broadline locations. The retail sales in those full-line locations are included in the results of our full-line stores.

•	Commercial Sales—We sell Sears merchandise, parts, and services to commercial customers through our business-to-business Sears Commercial Sales and Appliance Builder/Distributor businesses.

•

Sears Commercial Sales provides appliances and services to commercial customers in the single-family residential construction/remodel, property management, multi-family new construction, and government/military sectors.

•

Our Appliance Builder/Distributor business offers premium appliance and plumbing fixtures to architects, designers, and new construction or remodeling customers, and is currently operating in seven markets with 30 showrooms.

•

Home Services—Product Repair Services, the nation’s largest product repair service provider, is a key element in our active relationship with more than 38 million households. With over 10,000 service technicians making over 12 million service calls annually, this business delivers a broad range of retail-related residential and commercial services across all 50 states, Puerto Rico, Guam and the

Virgin Islands under the Sears Parts & Repair Services and A&E Factory Service brand names. Commercial and residential customers can obtain parts and repair services for all major brands of products within the home appliances, lawn and garden equipment, consumer electronics, floor care products, and heating and cooling systems categories. We also provide repair parts with supporting instructions for “do-it-yourself” customers through our PartsDirect.com website. Smaller items for repair can be brought into Sears Parts & Repair Centers located throughout the United States or into many Sears full-line, hometown and outlet stores. This business also offers protection agreements, product installation services and Kenmore and Carrier brand residential heating and cooling systems. Home Services also includes home improvement services (primarily siding, windows, cabinet refacing, kitchen remodeling, and carpet and upholstery cleaning) provided through Sears Home Improvement Services.

Sears Canada

Sears Canada, a consolidated, 73%-owned subsidiary of Sears, conducts retail operations in Canada similar to those conducted by Sears Domestic, with a greater emphasis on apparel and other softlines than in the U.S. stores.

As of January 31, 2009, Sears Canada operated a total of 122 full-line stores, 266 specialty stores (including 48 furniture and appliance stores, 171 dealer stores operated under independent local ownership, five appliances and mattresses stores, 30 Corbeil stores, one Lands’ End store and 11 outlet stores), 30 floor covering stores, 1,858 catalog pick-up locations and 106 travel offices. Sears Canada also conducts business over the Internet through its website, sears.ca.

Development of the Business

The Merger provided Holdings a means for leveraging the historical strengths of Kmart and Sears with the goal of making our products, brands and service offerings available through more locations and customer distribution channels. Sears has a long-standing reputation for offering customers a wide variety of merchandise and related services, with a particular emphasis on its strong proprietary brands such as Kenmore, Craftsman, DieHard and Lands’ End. Historically, Sears conducted its business using primarily a mall-based format. At the time of the Merger, Sears operated 874 domestic full-line stores mainly located in such on-mall locations. Kmart, in contrast, historically used large format, off-mall locations in selling a selection of general merchandise goods. At the time of the Merger, Kmart operated approximately 1,400 off-mall stores and sought to further improve its operational performance by pursuing opportunities to offer customers a differentiated high-quality product selection to distinguish itself from competitors. Prior to the Merger, Sears had been challenged for many years to find a way to grow outside of the traditional mall setting. By merging, the combined company achieved the scale and capabilities to compete more effectively against many of its more profitable rivals, without making high risk investments in building new stores.

After the Merger, we initially worked to improve our operations by focusing on the basics, like markdown disciplines and expense management. At the same time, we prioritized our resources to rebuild many of the company’s systems and processes in an effort to become a more adaptable organization. As a continuation of this effort, we announced during January 2008 that we would implement a new organizational structure and operating model designed to simplify the way our business lines are managed and create greater autonomy, accountability and focus for our business unit management teams. This model is intended to provide clarity and to optimize our resources to operate our businesses more effectively and efficiently.

While we continue to create new systems and processes we will use to transform the organization to this model, we believe we have also demonstrated an ability to adapt. We continue to improve our offerings to customers, develop talent internally, and work to make Sears Holdings a company that creates lasting relationships with customers. We believe our combination of products and services is unmatched by other retail companies. We are striving to become more relevant to and engaged with our customers and communities. We are making investments in technology that should help transform the impression that some people have about our company. We are working not only to improve, but also to accelerate the pace of our improvement.

Overall, our goal remains to create long-term wealth for our shareholders. Even though fiscal 2008 was a difficult year in many respects for our business, our investments in our online capabilities and Lands’ End continued to provide sound returns. We will continue to search for investments, whether in the form of capital expenditures or investments in other businesses, where we can make the best use of our resources. Fundamentally, our capital allocation decisions will continue to be influenced by the alignment of management and owners toward the goal of creating long-term value for the shareholders of the business.

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

On May 6, 2003, the Predecessor Company emerged from reorganization proceedings under Chapter 11 pursuant to the terms of an Amended Joint Plan of Reorganization (the “Plan of Reorganization”) and related amended Disclosure Statement. This Plan received formal endorsement of the statutory creditors’ committee and, as modified, was confirmed by the U.S. Bankruptcy Court in April 2003. The Predecessor Company is presently an indirect wholly-owned subsidiary of Holdings. During the third quarter of 2008 we completed the settlement of substantially all of the claims associated with the discharge of the Predecessor Company’s liabilities subject to compromise pursuant to the Plan of Reorganization. See Note 10 of Notes to Consolidated Financial Statements for further explanation of the bankruptcy and claims resolution process.

Acquisition of Minority Interest in Sears Canada

During fiscal 2008, the Company increased its majority interest in Sears Canada from 70% to 73% by acquiring approximately 2.6 million common shares in open market transactions. The Company paid a total of $37 million for the additional shares acquired and has accounted for the acquisition of additional interest in Sears Canada as a purchase business combination. The acquisition of the additional interest in Sears Canada during fiscal 2008 was not material to our operations or financial position.

During fiscal 2006, we increased our majority interest in Sears Canada from 54% to 70% by acquiring 17.8 million common shares of Sears Canada pursuant to a takeover bid. We paid a total of $282 million for the additional 17.8 million common shares acquired and accounted for the acquisition of an additional interest in Sears Canada as a purchase business combination for accounting purposes.

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

Further information concerning our real estate transactions is contained in Note 12 of Notes to Consolidated Financial Statements.

Trademarks, Trade Names and Licenses

The KMART® and SEARS® trade names, service marks and trademarks, used by us both in the United States and internationally, are material to our retail and other related businesses.

We sell proprietary branded merchandise under a number of brand names that are important to our operations. Our KENMORE®, CRAFTSMAN®, DIEHARD® and LANDS’ END® brands are among the most recognized proprietary brands in retailing. These marks are the subject of numerous United States and foreign trademark registrations. Other well recognized Company trademarks and service marks include THE GREAT INDOORS®, OSH®, CANYON RIVER BLUES®, APOSTROPHE®, and COVINGTON®, which also are registered in the United States. We also have the right to sell an exclusive line of Jaclyn Smith® products through July 2011 (with an option to extend for up to two additional three-year terms, subject to certain conditions), and the right to sell an exclusive line of Martha Stewart Everyday® products in our Kmart locations through January 2010. Generally, our right to use our trade names and marks continues so long as we use them.

Seasonality

The retail business is seasonal in nature, and we generate a high proportion of our revenues, operating income and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. As a result, our overall profitability is heavily impacted by our fourth quarter operating results. Additionally, in preparation for the fourth quarter holiday season, we significantly increase our merchandise inventory levels, which are financed from operating cash flows, credit terms received from vendors and borrowings under our $4.0 billion, five-year credit agreement (described in the “Uses and Sources of Liquidity” section below). Fourth quarter reported revenues accounted for 28%, 30% and 31% of total reported revenues in fiscal years 2008, 2007 and 2006, respectively. See Note 20 to our Consolidated Financial Statements for further information on revenues earned by quarter in fiscal 2008 and 2007.

Competition

Our business is subject to highly competitive conditions. We compete with a wide variety of retailers, including other department stores, discounters, home improvement stores, consumer electronics dealers, auto service providers, specialty retailers, wholesale clubs, as well as many other retailers operating on a national, regional or local level along with Internet and catalog businesses, which handle similar lines of merchandise. Walmart, Target, Kohl’s, JC Penney, Home Depot, Lowe’s and Best Buy are some of the national retailers with which we compete. Home Depot and Lowe’s are major competitors in relation to our home appliance business, which accounted for approximately 15% of our fiscal 2008 reported revenues. Sears Canada competes in Canada with Hudson’s Bay Company and certain U.S.-based competitors, including those mentioned above, that may be expanding into Canada. Success in these competitive marketplaces is based on factors such as price, product assortment and quality, service and convenience, including availability of retail-related services such as access to credit, product delivery, repair and installation. Additionally, we are influenced by a number of factors including, but not limited to, the cost of goods, consumer debt availability and buying patterns, economic conditions, customer preferences, inflation, currency exchange fluctuations, weather patterns, and catastrophic events. Item 1A in this report on Form 10-K contains further information regarding risks to our business.

Employees

As of January 31, 2009, we had approximately 291,000 employees in the United States and U.S. territories, and approximately 33,000 employees in Canada through Sears Canada including, in each case, part-time employees.

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

The following risk factors could adversely affect our business, results of operations and financial condition. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also negatively impact our business.

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

We must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against accumulating excess inventory as we seek to minimize out-of-stock levels across all product categories and to maintain in-stock levels. We obtain a significant portion of our inventory from vendors located outside the United States. Some of these vendors often require lengthy advance notice of our requirements in order to be able to supply products in the quantities we request. This usually requires us to order merchandise, and enter into purchase order contracts for the purchase and manufacture of such merchandise, well in advance of the time these products will be offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which makes us vulnerable to changes in price. If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels will not be appropriate and our results of operations may be negatively impacted.

If we are unable to compete effectively in the highly competitive retail industry, our business and results of operations could be materially adversely affected.

The retail industry is highly competitive with few barriers to entry. We compete with a wide variety of retailers, including other department stores, discounters, home improvement stores, consumer electronics dealers, auto service providers, specialty retailers, wholesale clubs and many other competitors operating on a national, regional or local level. Some of our competitors are actively engaged in new store expansion. Internet and catalog businesses, which handle similar lines of merchandise, also compete with us. In this competitive marketplace, success is based on factors such as price, product assortment and quality, service and convenience.

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

Our business has been and will continue to be affected by worldwide economic conditions; the continued decline in economic conditions, consumer-spending levels and other conditions could lead to reduced revenues and gross margins, and negatively impact our liquidity.

Many economic and other factors are outside of our control, including consumer and commercial credit availability, consumer confidence and spending levels, employment levels, housing sales and remodels, consumer debt levels and inflation, fuel costs and other challenges currently affecting the global economy, the full impact of which on our business, results of operations and financial condition cannot be predicted with certainty. These economic conditions adversely affect the disposable income levels of, and the credit available to, our customers, which could lead to reduced demand for our merchandise. Also affected are our vendors, upon which we depend to provide us with financing on our purchases of inventory and services. Our vendors could seek to change either the availability of vendor credit to us or other terms under which they sell to us, or both, which could negatively impact our liquidity. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver inventory or other services.

In addition to credit terms from vendors, our liquidity needs are funded by our operating cash flows and to the extent necessary borrowings under our credit agreements. The availability of financing depends on numerous factors, including economic and market conditions, our credit ratings, and lenders’ assessments of our prospects and the prospects of the retail industry in general. The lenders under our credit facilities may not be able to meet their commitments if they experience shortages of capital and liquidity and there can be no assurance that our ability to otherwise access the credit markets, will not be adversely affected by changes in the financial markets and the global economy.

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

Our business is seasonal, with a high proportion of revenues, operating income and operating cash flows being generated during the fourth quarter of our fiscal year, which includes the holiday season. As a result, our fourth quarter operating results significantly impact our annual operating results. Our fourth quarter operating results may fluctuate significantly, based on many factors, including holiday spending patterns and weather conditions.

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

Our business is sensitive to customers’ spending patterns, which in turn are subject to prevailing economic conditions. Our sales and results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our sales and financial performance, including:

•	actions by our competitors, including opening of new stores in our existing markets or changes to the way these competitors go to market online,

•	seasonal fluctuations due to weather conditions,

•	changes in our merchandise strategy and mix,

•	changes in population and other demographics, and

•	timing of our promotional events.

Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may increase or decrease. For more information on our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report on Form 10-K.

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

Given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that result in the compromise of confidential customer data, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our systems are breached, damaged or cease to function properly, we may have to make a significant investment to fix or replace them, we may suffer interruptions in our operations in the interim, we may face costly litigation, and our reputation with our customers may be harmed. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations. In addition, we are pursuing complex initiatives to transform our information technology processes and systems, which will include, for many systems, establishing a common platform across our lines of business, such as common human resources and supply chain. The risk of disruption is increased in periods where such complex and significant systems changes are undertaken.

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

We could incur charges due to impairment of goodwill, intangible and long-lived assets.

At January 31, 2009 we had goodwill and intangible asset balances of $4.7 billion, which are subject to periodic testing for impairment. Our long-lived assets, primarily stores, also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow at reporting units could result in impairment charges for goodwill and intangible assets or fixed asset impairment for long-lived assets. Impairment charges, if any, resulting from the periodic testing are non-cash. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization. Therefore, a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances.

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

Affiliates of Edward S. Lampert, the Chairman of our Board of Directors, beneficially own approximately 54% of the outstanding shares of our common stock. These affiliates are controlled, directly or indirectly, by Mr. Lampert. Accordingly, these affiliates, and thus Mr. Lampert, have substantial influence over many, if not all, actions to be taken or approved by our shareholders, including the election of directors and any transactions involving a change of control.

The interests of these affiliates, which have investments in other companies, may from time to time diverge from the interests of our other shareholders, particularly with regard to new investment opportunities. This substantial influence may have the effect of discouraging offers to acquire our Company because the consummation of any such acquisition would likely require the consent of these affiliates.

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

From time to time, we may be involved in lawsuits and regulatory actions relating to our business, certain of which may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws, including wage and hour laws. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend our Company. Further, changes in governmental regulations both in the United States and in the other countries where we operate could have adverse effects on our business and subject us to additional regulatory actions. For a description of current legal proceedings, see Item 3, “Legal Proceedings”, as well as Note 19 to the Consolidated Financial Statements in this report on Form 10-K.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table summarizes the locations of our Kmart and Sears Domestic stores as of January 31, 2009:

	Kmart		Sears Domestic
State/Territory	Discount Stores	Super Centers	Full-line Mall Stores	Sears Essentials/ Grand Stores	Specialty Stores
Alabama	26	—	13	3	30
Alaska	—	—	3	—	3
Arizona	17	1	14	1	17
Arkansas	6	—	7	—	36
California	99	1	80	10	138
Colorado	17	2	13	2	22
Connecticut	7	—	8	1	10
Delaware	6	—	4	—	5
District of Columbia	—	—	—	—	1
Florida	97	—	55	9	35
Georgia	36	1	22	1	49
Hawaii	7	—	6	—	1
Idaho	8	—	6	—	6
Illinois	59	4	38	7	52
Indiana	36	5	20	2	39
Iowa	24	—	11	—	15
Kansas	11	—	9	2	22
Kentucky	30	—	11	1	23
Louisiana	11	—	13	—	20
Maine	6	—	6	—	12
Maryland	22	—	19	2	11
Massachusetts	18	—	21	1	10
Michigan	77	7	27	3	34
Minnesota	32	—	12	—	38
Mississippi	7	—	9	—	25
Missouri	25	—	12	4	47
Montana	10	—	3	—	7
Nebraska	8	—	5	—	10
Nevada	9	1	4	1	8
New Hampshire	6	—	6	3	8
New Jersey	37	—	20	5	18
New Mexico	15	—	7	—	9
New York	56	1	45	—	33
North Carolina	45	2	27	—	37
North Dakota	7	—	4	—	5

	Kmart		Sears Domestic
State/Territory	Discount Stores	Super Centers	Full-line Mall Stores	Sears Essentials/ Grand Stores	Specialty Stores
Ohio	70	10	42	2	55
Oklahoma	9	—	11	—	19
Oregon	14	—	9	—	23
Pennsylvania	99	2	45	2	33
Rhode Island	1	—	2	—	2
South Carolina	27	1	14	1	15
South Dakota	9	—	2	—	5
Tennessee	33	2	24	1	24
Texas	19	1	60	1	104
Utah	15	—	5	3	9
Vermont	3	—	2	—	9
Virginia	40	4	23	1	25
Washington	20	—	23	—	16
West Virginia	16	1	8	—	8
Wisconsin	33	—	15	4	38
Wyoming	9	—	2	—	7
Puerto Rico	22	1	9	—	5
U.S. Virgin Islands	4	—	—	—	—
Guam	1	—	—	—	—

Totals	1,321	47	856	73	1,233

	Kmart		Sears Domestic			Sears Canada		Total
	Discount Stores	Super Centers	Full-line Mall Stores	Sears Essentials/ Grand Stores	Specialty Stores	Full-line Stores	Specialty Stores
Owned	169	27	519	18	65	14	2	814
Leased	1,152	20	337	55	297	108	74	2,043
Independently-owned and operated stores	—	—	—	—	871	—	190	1,061

Stores as of January 31, 2009	1,321	47	856	73	1,233	122	266	3,918

In addition, as of January 31, 2009, we had 39 domestic supply chain distribution centers, of which 16 were owned and 23 were leased for terms ranging from 1 to 13 years. Of the total, 11 primarily support Kmart locations, 24 primarily support Sears stores and four support both Sears and Kmart stores. In addition, we had 474 domestic store warehouses, customer call centers and service facilities (including 30 showrooms related to our appliance builder/distributor business), most of which are leased for terms ranging generally from three to five years or are part of other facilities included in the above table.

Our principal executive offices are located on a 200-acre site owned by us at the Prairie Stone office park in Hoffman Estates, Illinois. The complex consists of six interconnected office buildings totaling approximately two million gross square feet of office space. We also own an 86,000 square foot office building in Troy, Michigan.

As of January 31, 2009, Sears Canada operated a total of 122 full-line stores, 266 specialty stores (including 48 furniture and appliance stores, 171 dealer stores operated under independent local ownership, 5 appliances and mattresses stores, 30 Corbeil stores, one Lands’ End store and 11 outlet stores), 30 floor covering stores, 1,858 catalog pick-up locations and 106 travel offices.

In August 2007, Sears Canada sold its headquarters office building and adjacent land in Toronto, Ontario. Sears Canada is currently leasing back the property under a leaseback agreement for a period up to 36 months, and incurring its current level of occupancy costs, until it relocates all head office operations to currently underutilized space in the Toronto Eaton Centre, Ontario. See Note 12 to our Consolidated Financial Statements for further information on this transaction.

A description of our leasing arrangements and commitments appears in Note 15 of Notes to Consolidated Financial Statements.

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

See Part II, Item 8, “Financial Statements —Notes to Consolidated Financial Statements,” Note 10—”Bankruptcy Claims Resolution and Settlements,” and Note 19—”Legal Proceedings,” for additional information regarding legal proceedings, which information is incorporated herein by this reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and information sets forth the names of our executive officers, their current positions and offices with the Company, the date they first became executive officers of the Company, their current ages, and their principal employment during the past five years.

Name	Position	Date First Became an Executive Officer		Age
W. Bruce Johnson	Interim Chief Executive Officer and President	2005	*	57
William C. Crowley	Executive Vice President, Chief Administrative Officer	2005	*	51
Scott J. Freidheim	Executive Vice President, Operating and Support Businesses	2009		43
Kevin R. Holt	Executive Vice President, Store Operations	2008		50
Michael D. Collins	Senior Vice President and Chief Financial Officer	2008		45
Richard E. Gerstein	Senior Vice President, Marketing	2008		43
William R. Harker	Senior Vice President, Human Resources, General Counsel and Corporate Secretary	2006		36
James P. Mixon	Senior Vice President, Supply Chain and Operations	2008		64
William K. Phelan	Senior Vice President, Controller and Chief Accounting Officer	2005	*	46
Stuart C. Reed	Senior Vice President and President, Home Services	2008		47

*	Became an executive officer of Holdings upon the completion of the Merger on March 24, 2005.

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

Mr. Crowley has served as an Executive Vice President of the Company since March 2005 and as our Chief Administrative Officer since September 2005. He also served as our Chief Financial Officer from March 2005 to September 2006 and as interim Chief Financial Officer from January 2007 to October 2007. Mr. Crowley has served as Chairman of the Board of Sears Canada since December 2006 and as a director of Sears Canada since March 2005. Prior to the Merger, Mr. Crowley served as Senior Vice President, Finance of Kmart, and had served as an officer of Kmart since 2003. Mr. Crowley is also the President and Chief Operating Officer of ESL Investments, Inc., a private investment firm, and has served in that capacity since 1999. He is a director of AutoNation, Inc., an automotive retailer, and AutoZone, Inc., a specialty retailer and distributor of automotive replacement parts and accessories.

Mr. Freidheim joined the Company as Executive Vice President, Operating and Support Businesses in January 2009. Prior to joining the Company, Mr. Freidheim served as an Executive Vice President and Chief Administrative Officer from September 2008 to December 2008 and Executive Vice President and Co-Chief Administrative Officer of Lehman Brothers Holdings Inc. (“Lehman Brothers”) from October 2006 to September 2008. Mr. Freidheim also served as the Chief of Staff to the Chairman and Chief Executive Officer from 1996 to 2007. Mr. Freidheim served as Global Head of Strategy of Lehman Brothers from 2005 to 2007 and Global Head of Corporate Communications, Advertising, Marketing and Brand of Lehman Brothers from 2003 to 2007. In September 2008, Lehman Brothers filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York.

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

Mr. Collins joined the Company in October 2008 as Senior Vice President, Financial Planning and Analysis. In December 2008, he was elected Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Collins served as Senior Vice President, Planning and Analysis, at General Electric Company’s NBC Universal Division from March 2004 to October 2008. Mr. Collins worked in a variety of finance positions in his 18-year career at General Electric Company.

Mr. Gerstein has served as the Senior Vice President, Marketing of Sears Holdings since August 2008. He joined the Company as Senior Vice President, Chief Marketing Officer—Sears, in August 2007. Prior to joining the Company, Mr. Gerstein served as the Chief Marketing Officer of Alberto-Culver Company from November 2006 to July 2007. Mr. Gerstein served as the Chief Marketing Officer of Alberto Personal Care Worldwide from April 2005 to November 2006. From 2001 to April 2005, he served as Chief Executive Officer of reflect.com.

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

Mr. Phelan was elected Senior Vice President and Controller of the Company in September 2007. He also served as the Company’s Treasurer from December 2007 to December 2008. From March 2005 until September 2007, Mr. Phelan served as Vice President and Controller of the Company. From December 2000 to March 2005 he served as Assistant Controller of Sears.

Mr. Reed was elected as the Company’s Senior Vice President and President—Home Services in August 2008. Prior to joining Holdings, Mr. Reed served as Executive Vice President and President, Mobile Devices of Motorola, Inc. (“Motorola”) from July 2007 to April 2008 and Executive Vice President, Chief Supply Chain Officer of Motorola from February 2006 to July 2007. He served as Motorola’s Senior Vice President, Chief Supply Chain Officer from April 2005 to February 2006. Prior to joining Motorola, Mr. Reed spent 22 years at IBM Corporation, most recently as Vice President, Worldwide Manufacturing and Engineering, Integrated Supply Chain from January 2005 to April 2005; Vice President, Systems, Storage and Software Products, from August 2004 to January 2005; and Vice President, Systems and Storage, Worldwide Manufacturing Operations, from January 2003 to August 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holdings’ common stock is quoted on The NASDAQ Stock Market under the ticker symbol SHLD. There were 22,517 shareholders of record as of March 1, 2009.

The common stock of Holdings began trading on March 28, 2005, the first trading day after the consummation of the Merger. Prior to that date, Kmart’s common stock was quoted on The NASDAQ Stock Market, under the ticker symbol KMRT. The quarterly high and low sales prices for Holdings’ common stock are set forth below.

	Fiscal Year 2008
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$112.80	$103.75	$108.75	$58.58
Low	$90.30	$67.36	$46.51	$26.80

	Fiscal Year 2007
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$195.18	$183.25	$152.91	$132.35
Low	$170.29	$131.56	$123.39	$84.72

Holdings has not paid dividends on its common stock since the consummation of the merger. Holdings does not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information

The following table reflects information about securities authorized for issuance under our equity compensation plans as of January 31, 2009.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	350,000	$112.90	382,351
Equity compensation plans not approved by security holders	—	—	—
Total	350,000	$112.90	382,351

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

(2)

Represents shares of common stock that may be issued pursuant our 2006 Stock Plan. Excludes shares covered by an outstanding plan award that, subsequent to January 31, 2009, ultimately are not delivered on an unrestricted basis (for example, because the award is forfeited, canceled, settled in cash or used to satisfy tax withholding obligations). Also excludes 280,743 shares of restricted stock issued pursuant to the 2006 Stock Plan under awards granted under the 2007 Executive Long-Term Incentive Program (the “2007 LTIP”), which were surrendered on March 12, 2009 pursuant to an amendment to the 2007 LTIP. Awards under the 2006 Stock Plan may be restricted stock awards, a grant of shares of our common stock in connection with an award made under a long-term incentive plan, or certain other awards.

Stock Performance Graph

Comparison of Cumulative Stockholder Return—Value of $100 Invested March 28, 2005

The following graph compares the cumulative total return to stockholders on Holdings’ common stock from March 28, 2005, the first day of trading of our common stock after the Merger, through January 30, 2009, the last trading day before the end of our 2008 fiscal year, with the return on the S&P 500 Stock Index, the S&P 500 Retailing Index and the S&P 500 Department Stores Index for the same period. The graph assumes an initial investment of $100 on March 28, 2005 in each of our common stock, the S&P 500 Stock Index, the S&P Retailing Index and the S&P 500 Department Stores Index.

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

	March 28, 2005	Jan. 27, 2006	Feb. 2, 2007	Feb. 1, 2008	Jan. 30, 2009
Sears Holdings	$100.00	$93.96	$135.10	$82.61	$31.21
S&P 500 Stock Index	$100.00	$110.99	$127.67	$125.33	$75.99
S&P 500 Retailing Index	$100.00	$108.74	$125.17	$102.15	$63.63
S&P 500 Department Stores Index	$100.00	$105.71	$152.02	$97.07	$45.85

Purchase of Equity Securities

The following table provides information about shares of common stock we acquired during the fourth quarter of fiscal 2008, including shares assigned to us as part of settlement agreements resolving claims arising from the Chapter 11 reorganization of Kmart Corporation. During the 13 weeks ended January 31, 2009, we repurchased 2.9 million of our common shares at a total cost of $120 million under our common share repurchase program. As of January 31, 2009, we had $505 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 2, 2008 to November 29, 2008	1,252,183	$42.56	1,247,418	$42.51
November 30, 2008 to January 3, 2009	1,599,078	39.53	1,599,078	39.53
January 4, 2009 to January 31, 2009	100,434	41.15	99,025	41.17

Total	2,951,695	$40.87	2,945,521	$40.85	$505,000,000

(1)

Includes 1,409 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. In addition, we were assigned 4,765 shares of common stock (weighted average price of $54.69 per share) with an approximate value of $0.2 million from the share distribution related to the Predecessor Company’s bankruptcy and reorganization (see Note 10 of Notes to Consolidated Financial Statements for further information). These shares were acquired during the quarter as follows:

November 2, 2008 to November 29, 2008	4,765
November 30, 2008 to January 3, 2009	—
January 4, 2009 to January 31, 2009	1,409

6,174

(2)

Our common share repurchase program was initially announced on September 14, 2005 with a total authorization by our Board of Directors of up to $500 million. Subsequently, we announced that our Board of Directors authorized the repurchase of up to an additional $500 million of common stock on each of October 14, 2005, April 5, 2006 and September 12, 2006, $1.0 billion of common stock on July 10, 2007, $1.5 billion of common stock on August 13, 2007, and $500 million of common stock on each of May 29, 2008 and December 2, 2008 for a total authorization since inception of the program of $5.5 billion. The program has no stated expiration date.

Item 6.	Selected Financial Data

The table below summarizes our recent financial information. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and notes thereto in Item 8.

	Fiscal
dollars in millions, except per share and store data	2008	2007	2006(1)	2005(1)(2)	2004(3)
Summary of Operations
Total revenues(4)	$46,770	$50,703	$53,016	$49,455	$19,843
Domestic comparable sales %	(8.0)%	(4.3)%	(3.7)%	(5.3)%	(11.0)%
Income before cumulative effect of a change in accounting principle(5)	53	826	1,492	947	1,106
Cumulative effect of a change in accounting principle, net of tax(5)	—	—	—	(90)	—
Net income(5)	53	826	1,492	857	1,106
Per Common Share
Basic:
Income before cumulative effect of a change in accounting principle	$0.42	$5.71	$9.59	$6.21	$12.39
Cumulative effect of change in accounting principle	—	—	—	(0.59)	—
Net income	$0.42	$5.71	$9.59	$5.62	$12.39
Diluted:
Income before cumulative effect of a change in accounting principle	$0.42	$5.70	$9.58	$6.17	$11.00
Cumulative effect of change in accounting principle	—	—	—	(0.59)	—
Net income	$0.42	$5.70	$9.58	$5.58	$11.00

Book value per common share	$76.91	$80.59	$82.60	$72.64	$50.39
Financial Data
Total assets	$25,342	$27,397	$29,906	$30,467	$8,651
Long-term debt	1,527	1,922	2,109	2,488	91
Long-term capital lease obligations	605	684	734	786	275
Capital expenditures	497	570	508	552	230
Number of Stores	3,918	3,847	3,791	3,843	1,480

(1)

During the fourth quarter of 2007, Sears Canada changed its fiscal year end from the Saturday nearest December 31 st to the Saturday nearest January 31st. This change was retrospectively applied to prior year amounts reported in the fiscal 2006 and 2005 columns as required by Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—A Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3.” See Note 2 of Notes to Consolidated Financial Statements.

(2)	Fiscal 2005 includes the results of Sears subsequent to the Merger date. As a result, fiscal 2005 results include approximately 44 weeks of Sears’ results and 52 weeks of Kmart’s results.

(3)	For accounting purposes, the Merger was treated as a purchase business combination, with Kmart acquiring Sears. As such, fiscal 2004 data represents only the results of Kmart.

(4)

We follow a retail-based financial reporting calendar. Accordingly, our fiscal 2006 results reflect the 53-week period ended February 3, 2007 whereas fiscal years 2008, 2007, 2005, and 2004 contained 52-weeks. Fiscal 2008, 2007, 2006 and 2005 ended on the Saturday closest to January 31st and fiscal 2004 ended on the last Wednesday in January, which was January 30, 2005.

(5)

The periods presented were impacted by certain significant items, which affected the comparability of amounts reflected in the above selected financial data. For fiscal 2008, 2007, and 2006, these significant items are discussed within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Fiscal year 2005 included a $90 million charge, net of taxes, due to the cumulative effect of a change in accounting principle pertaining to a change in accounting for certain indirect buying, warehousing and distribution costs and a $111 million charge for restructuring costs; fiscal year 2004 included a $946 million net gain on sales of assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have divided our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) into the following six sections:

•	Overview of Holdings

•	Results of Operations:

Fiscal Year

Holdings’ Consolidated Results

Business Segment Results

•	Analysis of Consolidated Financial Condition

•	Contractual Obligations and Off-Balance Sheet Arrangements

•	Application of Critical Accounting Policies and Estimates

•	Cautionary Statement Regarding Forward-Looking Information

The discussion that follows should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8.

OVERVIEW OF HOLDINGS

Holdings is the parent company of Kmart and Sears. We are a broadline retailer and, at the end of fiscal 2008, had 2,297 Kmart and domestic full-line stores and 1,233 specialty retail stores in the United States operating through Kmart and Sears and 388 full-line and specialty retail stores in Canada operating through Sears Canada, a 73%-owned subsidiary.

We currently conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Item 1 in this report on Form 10-K. Our business segments have been determined in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

The retail industry is highly competitive and as such, Holdings faces significant challenges including the current macroeconomic environment, as many of our product categories are impacted by the housing market and availability of credit to our customers. However, we believe that we possess unique resources that differentiate us from our competitors. These resources include:

•	The brands we own (Kenmore, Craftsman, DieHard, and Lands’ End) are one of our most important resources. We believe that each of these four brands has significant recognition and value with customers.

•

Home services, including installation, delivery, and repair, represent another important resource of our Company. Our extensive network of in-home and in-store service businesses supports our broad-line stores and gives us the opportunity to retain long-term relationships with our customers—a chance to deliver value not only at the point of sale but also on an ongoing basis, and a chance to learn continuously about our customers and what they like and do not like about our products.

•	Our existing store base is another resource, as our more than 3,500 domestic stores provide us with a physical presence in all major communities in the United States.

•

We also have viable online businesses, which enhance our multi-channel customer experience. Sears.com, Landsend.com and PartsDirect.com are examples of online channels where we engage and transact with our customers. We continue to invest in these online capabilities, as we believe that a compelling multi-channel experience will be an important factor for success in the years and decades to come.

In addition to these resources, we believe that we have a solid balance sheet, as we own substantial inventory and real estate assets and have only $2.3 billion of debt ($2.9 billion with capital leases).

RESULTS OF OPERATIONS

Fiscal Year

Our fiscal year end is the Saturday closest to January 31st. In fiscal 2006, the Saturday closest to January 31st was February 3, 2007 and, as a result, fiscal 2006 consisted of 53 weeks. Both fiscal 2008 and fiscal 2007 consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal year	Ended	Weeks
2008	January 31, 2009	52
2007	February 2, 2008	52
2006	February 3, 2007	53

Prior to fiscal 2007, Sears Canada’s fiscal year end was the Saturday closest to December 31st and therefore we consolidated Sears Canada’s results on a one-month lag. During the fourth quarter of 2007, Sears Canada changed its fiscal year end from the Saturday nearest December 31st to the Saturday nearest January 31st. The change in Sears Canada’s year end was considered a preferable change in accounting principle as it allows a full seasonal cycle, including the liquidation of holiday merchandise, for Sears Canada to be included in the results of Holdings. Furthermore, Sears Canada’s fiscal year end is now aligned with the fiscal year end of Holdings and its results are no longer accounted for on a one-month lag. As required by SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and SFAS No. 3,” this change has been retrospectively applied to all prior year amounts included in the financial statements of Sears Canada for fiscal 2006. See Note 2 of Notes to Consolidated Financial Statements for further explanation of this change.

Holdings’ Consolidated Results

Holdings’ consolidated results of operations for fiscal 2008, 2007, and 2006 are summarized as follows:

millions, except per share data	2008	2007(1)	2006(1)
REVENUES

Merchandise sales and services	$46,770	$50,703	$53,016

COSTS AND EXPENSES
Cost of sales, buying and occupancy	34,118	36,638	37,824
Gross margin dollars	12,652	14,065	15,192
Gross margin rate	27.1%	27.7%	28.7%
Selling and administrative	11,060	11,468	11,574
Selling and administrative expense as a percentage of total revenues	23.6%	22.6%	21.8%
Depreciation and amortization	981	1,049	1,143
Impairment charges	360	—	—
Gain on sales of assets	(51)	(38)	(82)
Restructuring charges	—	—	28

Total costs and expenses	46,468	49,117	50,487

Operating income	302	1,586	2,529

Interest and investment income	(46)	(135)	(253)
Interest expense	272	286	335
Other income	(108)	(17)	(24)

Income before income taxes and minority interest	184	1,452	2,471

Income taxes	85	550	933
Minority interest	46	76	46

NET INCOME	$53	$826	$1,492

EARNINGS PER COMMON SHARE
Diluted earnings per share	$0.42	$5.70	$9.58
Diluted weighted average common shares outstanding	127.0	144.8	155.7

(1)

During the fourth quarter of 2007, Sears Canada changed its fiscal year end from the Saturday nearest December 31 st to the Saturday nearest January 31st. This change has been retrospectively applied to prior year amounts reported in the fiscal 2006 column as required by SFAS No. 154. See Note 2 of Notes to Consolidated Financial Statements.

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales results for fiscal 2008 were calculated based on the 52-week period ended January 31, 2009 as compared to the comparable 52-week period in the prior year.

Fiscal 2008 Compared to Fiscal 2007

Net Income

For the fiscal year ended January 31, 2009, net income was $53 million, or $0.42 per diluted share compared with net income of $826 million, or $5.70 per diluted share, for the fiscal year ended February 2, 2008. Fiscal 2008 results include charges of $437 million ($248 million after tax and minority interest or $1.94 per diluted share) related to goodwill and asset impairments, store closings and severance, of which $360 million ($201 million after tax or $1.57 per diluted share) relates to non-cash items. These charges were partially offset by mark-to-market gains on Sears Canada hedge transactions of $81 million ($33 million after tax and minority interest or $0.26 per diluted share), the positive impact of the reversal of a $62 million ($37 million after tax or $0.29 per diluted share) reserve because of the overturning of an adverse jury verdict relating to the redemption of certain Sears, Roebuck and Co. bonds in 2004, a tax benefit of $8 million ($0.06 per diluted share) related to the resolution of certain income tax matters, and gains on negotiated repurchases of debt securities prior to maturity of $13 million ($8 million after tax or $0.06 per diluted share). Excluding the significant items above, net income was $215 million, or $1.69 per diluted share, for the full year in fiscal 2008.

Net income for fiscal 2007 was $826 million, or $5.70 per diluted share. Fiscal 2007 results include the impact of a gain of $19 million ($12 million after tax or $0.08 per diluted share) for insurance recoveries received on hurricane claims filed for certain of our property damaged by hurricanes during fiscal 2005 and a curtailment gain of $27 million ($17 million after tax or $0.12 per diluted share) related to certain amendments made to Sears Canada’s post-retirement benefit plans. These gains were partially offset by losses of $14 million ($9 million after tax or $0.06 per diluted share) on our total return swap investments. Excluding the significant items above, net income was $806 million, or $5.56 per diluted share, in fiscal 2007.

Excluding the items noted above, net income decreased $591 million during fiscal 2008. The decrease in net income for the year reflects a decrease in operating income of $1.3 billion (or $863 million excluding the impact of certain items noted above), primarily due to lower operating income at Kmart and Sears Domestic, as well as slightly lower operating income at Sears Canada. The decrease in net income was also due to lower interest and investment income, partially offset by lower income tax expense.

Declines in the operating results of Sears Domestic and Kmart are primarily the result of a decline in gross margin across most major merchandise categories, reflecting both sales declines as well as an overall decline in our gross margin rate for the year due to increased markdowns taken across most merchandise categories and reduced leverage of buying and occupancy costs. During 2008, we made a concerted effort to reduce our inventory levels due to the deterioration of the economic climate in the latter half of 2007 and what we anticipated to be a higher risk environment in 2008.

Total Revenues and Comparable Store Sales

Total revenues for fiscal 2008 were $46.8 billion, as compared to revenues of $50.7 billion for fiscal 2007. The decline in revenues of $3.9 billion is primarily due to a $2.5 billion decline at Sears Domestic, a $1.0 billion decline at Kmart, and a $366 million decline at Sears Canada, which includes a decrease of $96 million related to the impact of exchange rates during fiscal 2008. Exchange rates did not have as significant an impact on the results of Sears Canada in 2008 as compared to 2007, as rates were less volatile during the current year. The decrease in fiscal 2008 revenues as compared to fiscal 2007 was primarily due to the impact of lower comparable store sales at Kmart and Sears Domestic.

Fiscal 2008 domestic comparable store sales were down 8.0% in the aggregate, with Sears Domestic declining 9.5% and Kmart declining 6.1%. In fiscal 2008, declines were experienced across most major merchandise categories. Domestic comparable store sales declines continue to be driven by categories most directly impacted by housing market conditions (including a high single digit percentage decline in home appliances at Sears Domestic) and a slowdown in consumers’ discretionary spending (including a high single digit percentage decline in home goods, a mid single digit percentage decline in apparel at Kmart, high single digit percentage declines in home and household goods at Sears Domestic, and a low double digit percentage decline in apparel, tools, and lawn and garden at Sears Domestic). If the overall retail environment continues to be impacted by unfavorable economic factors, our sales will likely continue to be pressured in fiscal 2009.

Gross Margin

Gross margin declined from $14.1 billion in fiscal 2007 to $12.7 billion in fiscal 2008. The decline of $1.4 billion was mainly attributable to lower gross margin dollars generated at both Kmart and Sears Domestic as a result of the above-noted sales declines, as well as a decline in the gross margin rate. Gross margin also includes a charge of $36 million for markdowns recorded in connection with store closings announced during the third and fourth quarters of fiscal 2008.

Gross margin as a percentage of merchandise sales and services revenue (“gross margin rate”) was 27.1% in fiscal 2008, as compared to 27.7% in fiscal 2007. The 60 basis point decline consisted of a 100 basis point decline at Sears Domestic and a 20 basis point decline at Kmart, partially offset by an increase of 10 basis points at Sears Canada. Our buying and occupancy costs are relatively fixed in nature, and therefore did not decrease as much as sales decreased during 2008. Reduced leverage of buying and occupancy costs, given lower overall sales levels in fiscal 2008, accounted for approximately 20 basis points of the total decline in our gross margin rate in fiscal 2008.

The remaining 40 basis point decline was primarily the result of a decline in gross margin rate at Sears Domestic, which declined mainly due to increased markdown activity across most merchandise categories. The impact of increased markdowns on Sears Domestic throughout the year was somewhat mitigated by fewer markdowns taken in the seasonal and winter apparel category during the fourth quarter of fiscal 2008 as our purchases of merchandise were more consistent with the sales trends.

Selling and Administrative Expenses

Selling and administrative expenses decreased $408 million during fiscal 2008 as compared to fiscal 2007. Fiscal 2008 selling and administrative expenses include a $41 million charge related to store closing and severance reserves and the positive impact of the reversal of a $62 million reserve because of the overturning of an adverse jury verdict relating to the redemption of certain Sears, Roebuck and Co. bonds in 2004. Fiscal 2007 selling and administrative expenses include a $27 million curtailment gain recorded in connection with changes made to Sears Canada’s benefit plans and a $19 million gain related to insurance recoveries for certain Sears Domestic properties damaged by hurricanes during fiscal 2005. Excluding the impact of these items, selling and administrative expenses decreased $433 million during fiscal 2008 mainly due to a $259 million reduction in payroll and benefits expense, as well as a $94 million reduction in advertising expense.

Selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) were 23.6% in fiscal 2008, as compared to 22.6% for fiscal 2007. While total selling and administrative expenses were reduced in fiscal 2008, the current year selling and administrative expense rate increased, primarily reflecting lower expense leverage resulting from lower overall sales levels.

Throughout 2008 we took a number of actions to decrease our expenses and in the fourth quarter of 2008 we announced that we were suspending the Company contribution to the 401(k) plan in fiscal year 2009. We plan to pursue additional expense reductions in fiscal 2009.

Depreciation and Amortization

Depreciation and amortization expense decreased by $68 million during fiscal 2008 as compared to fiscal 2007. The decrease is primarily attributable to additional property and equipment becoming fully depreciated during the year, thereby decreasing our depreciable asset base.

Impairment Charges

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we performed an impairment test of certain of our long-lived assets (principally the value of buildings and other fixed assets associated with our stores) due to events and changes in circumstances during the third quarter of 2008 that indicated an impairment might have occurred. The impairment review was triggered by the increased severity of the economic turmoil and weakening in the U.S. economy during the third quarter, which had a negative impact on the performance of our stores. As a result of this review, we recorded an impairment charge of $76 million during the third quarter of fiscal 2008. This impairment charge includes a charge for the 22 stores that we decided to close in the third quarter and early fourth quarter of fiscal 2008. We also recorded a $22 million impairment charge related to the property and equipment at 24 stores we decided to close in January 2009.

During the fourth quarter of 2008, we performed our annual impairment test of goodwill and intangible assets pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets.” As a result of our tests, we recorded an impairment charge of $262 million related to the fair value of goodwill associated with our Orchard Supply Hardware (“OSH”) subsidiary. SFAS No. 142 requires interim tests for impairment of goodwill and intangible assets be performed should indicators of such an impairment arise as a result of changes in existing business conditions. We did not perform an interim test of goodwill during fiscal 2008 as we did not have any indicators of potential impairment prior to the fourth quarter.

See Notes 1 and 14 in Notes to Consolidated Financial Statements, as well as the discussion of our critical accounting policies and estimates below, for further information on the $360 million of impairment charges we recorded during fiscal 2008.

Operating Income

We reported operating income of $302 million in fiscal 2008, as compared to operating income of $1.6 billion for fiscal 2007. Excluding the effects of one-time charges discussed above, operating income declined $863 million in fiscal 2008 as compared to fiscal 2007, mainly due to lower gross margin dollars, partially offset by a decrease in selling and administrative expense, as well as lower depreciation and amortization expense.

Interest and Investment Income

We earned $46 million in interest and investment income in fiscal 2008, as compared to $135 million in fiscal 2007. Interest and investment income for fiscal 2008 is mainly comprised of a dividend of $10 million from our investment in Sears Mexico and interest income of $25 million. Interest and investment income for fiscal 2007 was mainly comprised of a dividend of $20 million from Sears Mexico and interest income of $107 million, partially offset by investment losses of $14 million on total return swaps outstanding during the fiscal year ended February 2, 2008. There were no total return swaps outstanding during the 2008 fiscal year. The decrease in interest income in fiscal 2008 is primarily due to lower overall cash and cash equivalent balances maintained during the first three quarters of fiscal 2008 as compared to the same period in fiscal 2007.

Interest Expense

We incurred $272 million in interest expense during fiscal 2007, as compared to $286 million last year. The reduction in interest expense is mainly the result of a reduction in long-term borrowings and lower short-term interest rates, partially offset by an increase in the amount of short-term borrowings under our revolving credit facility.

Other Income

Other income in fiscal 2008 is primarily comprised of mark-to-market gains on Sears Canada hedge transactions. Total net gains of $81 million were recorded on these transactions in fiscal 2008. Other income also includes gains on negotiated repurchases of debt securities prior to their maturity and bankruptcy-related recoveries. We recorded $13 million in gains related to the repurchases of debt securities in fiscal 2008. We had no comparable gains in fiscal 2007. We recorded $5 million of bankruptcy-related recoveries during fiscal 2008 as compared to $18 million of such recoveries in fiscal 2007. Bankruptcy-related recoveries represent amounts collected from vendors who had received cash payment for pre-petition obligations. See Note 10 of Notes to Consolidated Financial Statements for further information on bankruptcy claims resolution and settlements.

Income Taxes

Our effective tax rate in fiscal 2008 was 46.2% as compared to 37.9% in fiscal 2007. The increase in our tax rate is primarily due to the fact that a portion of our impairment charge for goodwill is not deductible for tax purposes. Income tax expense in 2008 also includes a benefit of $8 million related to the resolution of certain tax matters.

Fiscal 2007 Compared to Fiscal 2006

Net Income

Net income for fiscal 2007 was $826 million, or $5.70 per diluted share. Fiscal 2007 results include the impact of a gain of $19 million ($12 million after tax or $0.08 per diluted share) for insurance recoveries received on hurricane claims filed for certain of our property damaged by hurricanes during fiscal 2005 and a curtailment gain of $27 million ($17 million after tax or $0.12 per diluted share) related to certain amendments made to Sears Canada’s post-retirement benefit plans. These gains were partially offset by losses of $14 million ($9 million after tax or $0.06 per diluted share) on our total return swap investments. Excluding significant items, net income was $806 million, or $5.56 per diluted share, in fiscal 2007.

Net income for fiscal 2006 was $1.5 billion, or $9.58 per diluted share. Fiscal 2006 results include the impact of a $74 million ($45 million after tax or $0.29 per diluted share) gain derived from our investments in total return swaps, $36 million ($22 million after tax or $0.14 per diluted share) related to the June 2006 settlement of Visa/MasterCard antitrust litigation, a tax benefit of $31 million ($0.20 per diluted share) related to the resolution of certain income tax matters, restructuring charges of $28 million ($17 million after tax or $.09 per diluted share), a $41 million gain ($26 million after tax or $0.17 per diluted share) on the sale of Kmart’s former headquarters building, and a charge of $74 million ($45 million after tax or $0.29 per diluted share) related to an unfavorable verdict in connection with a pre-Merger legal matter concerning Sears Roebuck’s redemption of certain bonds in 2004. Excluding significant items, net income was $1.4 billion, or $9.16 per diluted share, in fiscal 2006.

The decrease in net income in fiscal 2007 reflects lower operating results at both Sears Domestic and Kmart, partially offset by improved operating results at Sears Canada. Declines in the operating results of Sears Domestic and Kmart are primarily the result of a decline in gross margin across most major merchandise categories, reflecting both sales declines, as well as an overall decline in our gross margin rate for the year.

We made a strategic decision in 2006 to begin fiscal 2007 with more inventory than we held in the past in order to meet higher anticipated customer demand, based on the projected performance of several of our businesses. The higher inventory investment coupled with the difficult economic environment led to a significant increase in markdowns to clear product, especially seasonal product that has a shorter life than basic items. This affected gross margin in two ways; both lower volume due to declining sales (a $2.3 billion sales decline over the prior year) and a lower gross margin rate due to the increased markdowns (27.7% in fiscal 2007 compared to 28.7% in fiscal 2006).

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

Total Revenues and Comparable Store Sales

Fiscal 2007 revenues were $50.7 billion as compared to $53.0 billion in fiscal 2006. The decrease in fiscal 2007 revenues, as compared to reported revenues for fiscal 2006, was primarily due to the impact of lower domestic comparable store sales, and to a lesser degree, the inclusion of an additional week of sales in fiscal 2006 (comprised of 53 weeks) as compared to fiscal 2007 (comprised of 52 weeks). We recorded a total of $711 million in revenues during the 53rd week of fiscal 2006. These declines were partially offset by sales increases at Sears Canada of $412 million, including an increase of $382 million related to the impact of favorable exchange rates, as the Canadian dollar strengthened in fiscal 2007.

Fiscal 2007 domestic comparable store sales were down 4.3% in the aggregate, with Sears Domestic declining 4.0% and Kmart declining 4.7%. Declines were experienced across most major merchandise categories in fiscal 2007 reflecting increased competition, the impact of a deteriorating housing market, the increased costs of consumer staples and a decrease in consumers’ disposable income. In fiscal 2007, notably larger declines within the home appliance and apparel categories were partially offset by increased sales of consumer electronics. The increase in sales of consumer electronics reflected increased consumer demand and our ability to improve market share in this category in which the prices of products increasingly became more commodity based during 2007.

Gross Margin

The gross margin rate was 27.7% in fiscal 2007, as compared to 28.7% in fiscal 2006. Gross margin rate declines at Kmart and Sears Domestic were partially offset by an increase in the rate at Sears Canada. The 100 basis point decline consisted of margin declines at both Kmart and Sears Domestic, offset by an increase at Sears Canada of $208 million, which includes an increase of $109 million related to the impact of favorable exchange rates.

Our gross margin rate decreased across most domestic merchandise categories during fiscal 2007 primarily due to increased markdown activity, partially offset by increases in initial markons as a result of improved direct sourcing, contract negotiations and pricing efforts. Increased markdowns were taken throughout the year to clear excess levels of inventory, most notably within categories which are more seasonal in nature such as apparel and lawn and garden. Increased markdowns in seasonal apparel categories also resulted from the unfavorable impact of unseasonably warm weather prevalent during much of the fall in fiscal 2007. As a result we had a mid single digit decline in sales related to fall apparel at Kmart, a low double digit decline in sales related to spring and fall apparel at Sears Domestic and a double digit increase in markdowns at Sears Domestic. As noted previously, we experienced increased sales of consumer electronics during the year; however, these products have lower average margins which negatively impacted the overall margin rate of Holdings for fiscal 2007. Additionally, reduced leverage of buying and occupancy costs contributed 40 basis points to the total decline in margin of 100 basis points during the year.

Selling and Administrative Expenses

Selling and administrative expenses decreased $106 million during fiscal 2007 as compared to fiscal 2006. Fiscal 2007 selling and administrative expenses include a $27 million curtailment gain recorded in connection with changes made to Sears Canada’s benefit plans and a $19 million gain related to insurance recoveries for certain Sears Domestic properties damaged by hurricanes during fiscal 2005. Fiscal 2006 selling and administrative expenses include a gain of $36 million related to the June 2006 settlement of Visa/MasterCard antitrust litigation and a charge of $74 million related to an unfavorable verdict in connection with a pre-Merger legal matter concerning Sears Roebuck’s redemption of certain bonds in 2004. Excluding the impact of these items, selling and administrative expenses decreased $22 million in fiscal 2007 as compared to fiscal 2006.

The reduction in selling and administrative expenses was mainly the result of a reduction in payroll and benefits expense, including lower performance-based compensation. The current year selling and administrative expense rate increased, primarily reflecting lower expense leverage resulting from lower overall sales levels. The reduction in payroll and benefits expense was offset by increases in a number of other categories, most notably in selling and administrative expenses at Canada, which include an increase of $83 million related to the impact of currency exchange rates.

The selling and administrative expense rate was 22.6% in fiscal 2007, as compared to 21.8% for fiscal 2006. While total selling and administrative expenses declined $106 million in fiscal 2007, the current year selling and administrative rate increased, primarily reflecting lower expense leverage resulting from lower overall sales levels.

Depreciation and Amortization

Depreciation and amortization expense was $1.0 billion for fiscal 2007, as compared to $1.1 billion for fiscal 2006. The decreased expense for fiscal 2007 is primarily attributable to additional property and equipment becoming fully depreciated during the year, thereby decreasing our depreciable asset base.

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

Interest and Investment Income

Interest and investment income was $135 million in fiscal 2007, as compared with $253 million in fiscal 2006. As discussed above, the decreased interest and investment income in fiscal 2007 was primarily due to performance of investments in total return swaps (losses of $14 million recognized in the current year as compared to total return swap income of $74 million recognized in fiscal 2006) and less interest earned on our cash balances, partially offset by a $20 million dividend received from our investment in Sears Mexico.

Interest Expense

We incurred $286 million in interest expense during fiscal 2007, as compared to $335 million in 2006. The reduction in interest expense is attributable to lower average outstanding borrowings during fiscal 2007.

Other Income

Other income is primarily comprised of bankruptcy-related recoveries in the amount of $18 million and $14 million for fiscal 2007 and 2006, respectively. Bankruptcy-related recoveries increased $4 million in fiscal 2007 and represent amounts recovered from vendors who had received cash payment for pre-petition obligations. See Note 10 of Notes to Consolidated Financial Statements for further detail. Other income in fiscal 2006 also included income recorded relative to foreign currency forward contracts for which hedge accounting was not applied. See Note 5 of Notes to Consolidated Financial Statements for further details.

Business Segment Results

Kmart

Kmart results and key statistics were as follows:

millions, except for number of stores	2008	2007	2006
Merchandise sales and services	$16,219	$17,256	$18,647
Cost of sales, buying and occupancy	12,442	13,202	14,061
Gross margin dollars	3,777	4,054	4,586
Gross margin rate	23.3%	23.5%	24.6%
Selling and administrative	3,456	3,537	3,623
Selling and administrative expense as a percentage of total revenues	21.3%	20.5%	19.4%
Depreciation and amortization	138	116	77
Impairment charges	21	—	—
Gain on sales of assets	(10)	(1)	(71)
Restructuring charges	—	—	9

Total costs and expenses	16,047	16,854	17,699

Operating income	$172	$402	$948

Total Kmart Stores	1,368	1,382	1,388

Fiscal 2008 Compared to Fiscal 2007

Total Revenues and Comparable Store Sales

Comparable store sales and total sales decreased 6.1% and 6.0%, respectively, during fiscal 2008. The 6.1% decline in Kmart comparable store sales during fiscal 2008 compares to a 4.7% decline in comparable store sales recorded for fiscal 2007. Comparable store sales declines were driven by mid to high single digit declines recorded within the apparel and home categories. We believe the overall decline in comparable store sales reflects the negative impact of certain external economic factors, as noted above in the discussion of Holdings’ consolidated results.

Gross Margin

Kmart generated $3.8 billion in total gross margin in fiscal 2008, as compared to $4.1 billion in fiscal 2007. The $277 million decline includes a charge of $15 million recorded to markdown inventory in connection with store closings announced during the third and fourth quarters of 2008 and primarily reflects the negative gross margin impact of lower overall sales, as well as a decline in Kmart’s gross margin rate. Kmart’s gross margin rate was 23.3%, as compared to 23.5% in fiscal 2007, a decrease of 0.2%. The decrease in Kmart’s gross margin rate is due to an increase of 0.5% in buying and occupancy costs (which are more fixed in nature) as a percentage of sales, offset by an increase in margin related to lower royalties paid on select merchandise.

Selling and Administrative Expenses

Fiscal 2008 selling and administrative expenses decreased $81 million as compared to fiscal 2007. The decline in selling and administrative expenses mainly reflects a $68 million reduction in payroll expenses as well as a $14 million reduction in advertising costs. These reductions were partially offset by expenses incurred for certain store closing and severance costs of $12 million. Our selling and administrative expense rate was 21.3% for fiscal 2008, as compared to 20.5% for fiscal 2007, and increased primarily as a result of lower expense leverage given lower overall sales.

Depreciation and Amortization

Depreciation and amortization expense increased by $22 million in fiscal 2008 as compared to the same period in fiscal 2007. The increase in expense is due to the addition of property and equipment in the Kmart segment during the year.

Impairment Charges

Kmart recorded an impairment charge of $20 million during the third quarter of fiscal 2008 in connection with impairment testing performed under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We recorded an additional impairment of $1 million during the fourth quarter of 2008 related to our decision to close additional Kmart stores in January 2009. See Note 14 to the Consolidated Financial Statements for further information regarding impairment charges.

Operating Income

Operating income was $172 million in fiscal year 2008, as compared to operating income of $402 million in fiscal 2007, a decline of $230 million. As discussed above, declines primarily reflect the negative gross margin impact of lower sales levels, as well as a slight decline in Kmart’s gross margin rate in 2008. In addition to the above-noted decline in gross margin, the decline in operating income reflects, to a lesser degree, the impact of $48 million of charges recorded in connection with store closings, severance and fixed asset impairments in 2008.

Fiscal 2007 Compared to Fiscal 2006

Total Revenues and Comparable Store Sales

Comparable store sales and total sales decreased 4.7% and 7.5%, respectively, during fiscal 2007. Total sales for the 52 weeks in fiscal 2007 decreased 7.5%, or $1.4 billion, compared to the 53 weeks in fiscal 2006, mainly due to the macroeconomic factors discussed previously. The decrease includes a decline related to the impact of sales recorded during the 53rd week of fiscal year 2006 in the amount of $301 million. The remaining decline in sales in fiscal 2007 was due to lower comparable store sales.

The 4.7% decline in Kmart comparable store sales during fiscal 2007 compares to a 0.6% decline in comparable store sales recorded for fiscal 2006. The decline in comparable store sales during fiscal 2007 was recorded across most categories, with more pronounced declines within the lawn and garden, home appliance, apparel, drug store and general merchandise categories. Sales within lawn and garden, as well as home appliances, were weaker throughout fiscal 2007, reflecting the impact of a weakening residential construction and housing market. Apparel and general merchandise was affected by the decline in general economic conditions, which affected sales of basic wear, including jeans, t-shirts and other everyday items. The decline in apparel sales in 2007 also reflects the impact of weather on sales of our seasonal apparel, which resulted in a mid single digit decline in sales related to fall apparel. Drug store sales were impacted by increased competition.

Gross Margin

Kmart generated $4.1 billion in total gross margin in fiscal 2007, as compared to $4.6 billion in fiscal 2006, with the $0.5 billion decline reflecting the negative gross margin impact of lower overall sales, as well as a decline in Kmart’s gross margin rate. For fiscal 2007, Kmart’s gross margin rate was 23.5% as compared to 24.6% for fiscal 2006, a decline of 1.1%. Reduced leverage of buying and occupancy costs, given lower overall sales levels, accounted for approximately 0.6% of the total 1.1% decline, with the remaining 0.5% decline attributable to gross margin rate declines across a number of merchandise categories, most notably in the apparel and home categories. Increased markdowns had a negative impact on our margins in these categories as we made efforts to clear excess seasonal apparel, lawn and garden and other home product inventory affected by the slowdown in the housing market.

Selling and Administrative Expenses

For fiscal 2007, Kmart’s selling and administrative expense rate was 20.5%, as compared to 19.4% for fiscal 2006. Fiscal 2006 selling and administrative expenses included a $19 million gain, representing Kmart’s portion of the settlement in the Visa/MasterCard antitrust litigation. Excluding this gain, Kmart’s selling and administrative expense rate was 19.5% for fiscal 2006. While total selling and administrative expenses declined $86 million in fiscal 2007, the current year selling and administrative rate increased, reflecting lower expense leverage against sales for the year. The reduction in selling and administrative expenses was due mainly to a reduction in payroll and benefits expense, including lower performance-based compensation. The reduction in payroll and benefits expense was offset by small increases in a number of other categories.

Gains on Sales of Assets

Kmart recorded $1 million and $71 million in gains on sales of assets during fiscal 2007 and fiscal 2006, respectively. Gains recorded on sales of assets in fiscal 2006 included a $41 million gain recognized in connection with our 2005 sale of Kmart’s former corporate headquarters in Troy, Michigan.

Restructuring Charges

Kmart recorded restructuring charges of $9 million during fiscal 2006. The charges were for relocation assistance and employee termination-related costs incurred in connection with Holdings’ home office integration efforts initiated in fiscal 2005. No such charges were recorded in fiscal 2007.

Operating Income

Operating income was $402 million in fiscal year 2007, as compared to operating income of $948 million in fiscal 2006, a decline of $546 million. As discussed above, declines primarily reflect the negative gross margin impact of lower sales levels, as well as a decline in Kmart’s gross margin rate in 2007 as a result of markdowns taken to clear excess levels of inventory. In addition to the above-noted decline in gross margin, the decline reflects, to a lesser degree, the impact of higher depreciation and amortization expense, and lower gains on sales of assets in fiscal 2007, partially offset by the favorable impact of lower selling and administrative expenses and a decrease in restructuring costs.

Sears Domestic

Sears Domestic results and key statistics were as follows:

millions, except for number of stores	2008	2007	2006
Merchandise sales and services	$25,315	$27,845	$29,179
Cost of sales, buying and occupancy	18,084	19,589	20,120
Gross margin dollars	7,231	8,256	9,059
Gross margin rate	28.6%	29.6%	31.0%
Selling and administrative	6,415	6,698	6,820
Selling and administrative expense as a percentage of total revenues	25.3%	24.1%	23.4%
Depreciation and amortization	724	802	927
Impairment charges	339	—	—
Gain on sales of assets	(10)	(28)	(11)

Total costs and expenses	25,552	27,061	27,856

Operating income (loss)	$(237)	$784	$1,323

Number of:
Full-line Stores(1)	929	935	935
Specialty Stores	1,233	1,150	1,095

Total Domestic Sears Stores	2,162	2,085	2,030

(1)

Fiscal 2008 includes 856 full-line stores and 73 Sears Essentials/Grand stores; Fiscal 2007 includes 860 full-line stores and 75 Sears Essentials/Grand stores; Fiscal 2006 includes 861 full-line stores and 74 Sears Essentials/Grand stores

Fiscal 2008 Compared to Fiscal 2007

Total Revenues and Comparable Store Sales

Merchandise sales and services revenues declined $2.5 billion, or 9.1%, to $25.3 billion for fiscal 2008, as compared to total revenues of $27.8 billion for fiscal 2007. The decline was due primarily to an aggregate 9.5% decrease in comparable store sales. Comparable store sales declines were driven by high single digit percentage declines recorded in the home appliances and household goods categories and low double digit percentage declines recorded in the apparel, tools and lawn and garden categories.

Gross Margin

For fiscal 2008, Sears Domestic generated $7.2 billion in total gross margin, as compared to $8.3 billion in fiscal 2007, a decline of $1.1 billion. The decline includes a $21 million charge taken to markdown inventory in connection with store closings and primarily reflects the negative margin impact of lower overall sales levels, as well as a decline in Sears Domestic’s gross margin rate for the quarter. Sears Domestic’s gross margin rate was 28.6% in fiscal 2008, as compared to 29.6% in fiscal 2007, a decline of 100 basis points.

Reduced leverage of buying and occupancy costs, given lower overall sales levels, accounted for approximately 10 basis points of the total decline, with the remaining 90 basis point decline attributable to gross margin rate declines across a number of merchandise categories, most notably home appliances and apparel. While we tightly managed inventory levels all year, with the goal of reducing inventory to below last year’s levels, the economic environment resulted in increased markdowns, which is the primary reason for the remaining 90 basis point decline in Sears Domestic’s gross margin rate. Gross margin rate decreases in the apparel category are mainly the result of markdowns taken to clear seasonal merchandise. The decline in gross margin rate for Sears Domestic was not as great during the fourth quarter of fiscal 2008 as purchases of seasonal and winter apparel became more consistent with current sales trends.

Selling and Administrative Expenses

Selling and administrative expenses declined $283 million during fiscal 2008 and includes a $29 million charge related to store closing and severance reserves, the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-Merger legal matter concerning Sears’ redemption of certain bonds in 2004, as well as insurance proceeds of $23 million related to a Sears, Roebuck and Co. matter from March 2000. Selling and administrative expenses for fiscal 2007 include a gain of $19 million for insurance recoveries received on claims filed for certain property damaged by hurricanes during fiscal 2005. Excluding these items, selling and administrative expenses decreased $246 million in fiscal 2008 as compared to the same period in fiscal 2007.

The reduction in selling and administrative expenses is due to a reduction in payroll expenses of $192 million, as well as a decrease in advertising costs of $56 million. For fiscal 2008, Sears Domestic’s selling and administrative expense rate was 25.3%, as compared to 24.1% for fiscal 2007. The increase in the selling and administrative expense rate for fiscal 2008 primarily reflects the impact of lower expense leverage given lower overall sales results.

Depreciation and Amortization

Depreciation and amortization expense decreased by $78 million during fiscal 2008 as compared to the same period in fiscal 2007. The decrease in fiscal 2008 is primarily attributable to additional property and equipment becoming fully depreciated during the year, thereby decreasing our depreciable asset base.

Impairment Charges

Sears Domestic recorded an impairment charge of $56 million during the third quarter of fiscal 2008 in connection with impairment testing performed under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We recorded an additional impairment of $21 million during the fourth quarter of 2008 related to our decision to close additional Sears Domestic stores in January 2009. See Notes 1 and 14 in Notes to Consolidated Financial Statements, as well as the discussion of our critical accounting policies and estimates below, for further information regarding impairment charges.

We performed our annual goodwill and intangible assets impairment test in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” during the fourth quarter of fiscal 2008. The goodwill impairment test involves a two-step process as described in the “Summary of Significant Accounting Policies” in Note 1 below. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. As a result of impairment analysis, we determined that the entire amount of goodwill recorded at Sears Domestic’s subsidiary, OSH, was impaired and recorded a charge of $262 million. See Note 14 to the Consolidated Financial Statements for further information regarding impairment charges.

Operating Income (Loss)

Sears Domestic recorded an operating loss of $237 million in fiscal 2008, as compared to operating income of $784 million in fiscal 2007, a decline of $1.0 billion. Excluding the above-noted significant items, operating income declined $698 million and primarily reflects lower total gross margin dollars generated as a result of lower overall sales levels and a decline in gross margin rate, partially offset by a reduction in selling and administrative expenses.

Fiscal 2007 Compared to Fiscal 2006

Total Revenues and Comparable Store Sales

Merchandise sales and services revenues declined $1.4 billion, or 4.6%, to $27.8 billion for fiscal 2007, as compared to total revenues of $29.2 billion for fiscal 2006. Total fiscal 2006 revenues benefited from $410 million in sales recorded during the 53rd week of the fiscal year. Excluding the impact of the 53rd week on sales in fiscal 2006, total revenues declined $1.0 billion in fiscal 2007, with the decline primarily reflecting an aggregate decrease in comparable store sales.

The 4.0% decline in comparable store sales during fiscal 2007 was due to declines across most categories and formats, with more pronounced declines in the home appliance, lawn and garden, tools and apparel categories, partially offset by increases within home electronics. We believe the sales increase in home electronics reflected our gain in market share in this category, as well as increased market demand for flat-panel televisions in 2007. Sales within the home appliance, lawn and garden and tools categories were weaker throughout fiscal 2007, reflecting the impact of a weakening residential construction and housing market, as well as decreased sales of weather-driven products, such as air conditioners, due to cooler than normal temperatures in the first half of the year. With regard to apparel, we believe the decline in sales in 2007 reflects both the impact of cooler temperatures in the spring and unseasonably warm weather during the fall on sales of our seasonal apparel. As a result we had a low double digit decline in sales related to spring and fall apparel and double digit increase in markdowns. We believe apparel was also affected by the decline in general economic conditions, which affected sales of basic wear, including jeans, t-shirts and other everyday items.

Gross Margin

For fiscal 2007, Sears Domestic generated $8.3 billion in total gross margin, as compared to $9.1 billion in fiscal 2006, with the $0.8 billion decline primarily reflecting the negative margin impact of lower overall sales levels, as well as a decline in Sears Domestic’s gross margin rate for the year. Sears Domestic’s gross margin rate was 29.6% in fiscal 2007, as compared to 31.0% in fiscal 2006, a decline of 1.4% as a percentage of total revenues. Reduced leverage of buying and occupancy costs, given lower overall sales levels, accounted for approximately 0.3% of the total 1.4% decline, with the remaining 1.1% decline attributable to gross margin rate declines across a number of merchandise categories, most notably in the apparel and home categories. Increased markdowns had a negative impact on our margins in these categories as we made efforts to clear excess seasonal apparel, as well as appliances and other home improvement product inventory affected by the slowdown in the housing market. The decline was also attributable to a higher proportion of sales of home electronics, which traditionally have a lower margin rate.

Selling and Administrative Expenses

Total selling and administrative expenses declined $122 million in fiscal 2007. Sears Domestic’s selling and administrative expense for fiscal 2006 included the favorable impact of a $17 million gain recorded in connection with settlement of the Visa/MasterCard antitrust litigation, offset by the recognition of a $74 million liability in the fourth quarter of fiscal 2006 in connection with a pre-Merger legal matter concerning Sears Roebuck’s redemption of certain bonds in 2004. Excluding these items, the selling and administrative expenses declined $65 million in fiscal 2007. The reduction in selling and administrative expenses was due mainly to a reduction in payroll and benefits expense, including lower performance-based compensation.

The selling and administrative expense rate was 24.1% for fiscal 2007 as compared to 23.4% for fiscal 2006. Consistent with the discussions of Holdings’ 2007 expenses above, while selling and administrative expenses declined, the increase in the 2007 rate primarily reflects lower expense leverage against sales for this fiscal year.

Depreciation and Amortization

Depreciation and amortization expense was $802 million and $927 million for fiscal 2007 and fiscal 2006, respectively. The decrease in fiscal 2007 is primarily attributable to additional property and equipment becoming fully depreciated during the year, thereby decreasing our depreciable asset base.

Operating Income

For fiscal 2007, Sears Domestic’s operating income decreased $539 million to $784 million, as compared to $1.3 billion in fiscal 2006. The decrease primarily reflects lower total gross margin dollars generated as a result of lower overall sales levels and a decline in gross margin rate as a result of markdowns taken to clear excess levels of inventory. The impact of these items was offset by $125 million decline in depreciation and amortization expense.

Sears Canada

Sears Canada, a consolidated, 73%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. During the fourth quarter of fiscal 2007, Sears Canada changed its fiscal year end from the Saturday nearest December 31st to the Saturday nearest January 31st. This change has been retrospectively applied to prior year amounts as required by SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and SFAS No. 3.” See Note 2 to the Consolidated Financial Statements for further explanation of this change.

Sears Canada results and key statistics were as follows:

millions, except for number of stores	2008	2007	2006
Merchandise sales and services	$5,236	$5,602	$5,190
Cost of sales, buying and occupancy	3,592	3,847	3,643
Gross margin dollars	1,644	1,755	1,547
Gross margin rate	31.4%	31.3%	29.8%
Selling and administrative	1,189	1,233	1,131
Selling and administrative expense as a percentage of total revenues	22.7%	22.0%	21.8%
Depreciation and amortization	119	131	139
Gain on sales of assets	(31)	(9)	—
Restructuring charges	—	—	19

Total costs and expenses	4,869	5,202	4,932

Operating income	$367	$400	$258

Number of:
Full-line Stores	122	121	123
Specialty Stores	266	259	250

Total Sears Canada Stores	388	380	373

Fiscal 2008 Compared to Fiscal 2007

Total Revenues

Sears Canada’s total revenues decreased by $366 million, or 6.5%, to $5.2 billion for fiscal 2008 as compared to the same period last year. The decrease in total revenues includes a $96 million decline due to the impact of unfavorable exchange rates during the year. On an equivalent Canadian dollar basis, revenues decreased by $270 million, primarily reflecting an decrease in Sears Canada’s sales at their Full-line, Home, Outlet, and Direct formats as compared to fiscal 2007. These declines were partially offset by an increase in revenues from services and credit programs.

Gross Margin

Total gross margin dollars decreased $111 million in fiscal 2008 as compared to fiscal 2007 and include a $30 million decline due to the impact of unfavorable exchange rates during the year. Gross margin decreased $81 million on a Canadian dollar basis primarily due to the impact of lower overall sales for the year. For fiscal 2008, Sears Canada’s gross margin rate increased to 31.4% from 31.3% in fiscal 2007 due mainly to improved inventory management.

Selling and Administrative Expenses

Sears Canada’s selling and administrative expenses declined $44 million in fiscal 2008. Selling and administrative expenses for fiscal 2007 include a $27 million curtailment gain recorded in connection with changes made to Sears Canada’s post-retirement benefit plans. Excluding the impact of the curtailment gain, selling and administrative expenses decreased $71 million. The decline in selling and administrative expenses includes a decline of $24 million due to the impact of exchange rates during the quarter. The remaining decline is mainly due to Sears Canada’s continued efforts to reduce advertising and payroll and benefits expenses.

Operating Income

Sears Canada’s operating income decreased $33 million in fiscal 2008. The decrease in operating income includes a $6 million decline due to the negative impact of foreign currency exchange rates and reflects the above noted decreases in sales, gross margin and selling and administrative expenses. In addition, Sears Canada benefited from a $32 million gain on the sale of its Calgary downtown full-line store during fiscal 2008.

Fiscal 2007 Compared to Fiscal 2006

Total Revenues

Total revenues increased 7.9% to $5.6 billion in fiscal 2007, as compared to revenues of $5.2 billion in fiscal 2006. The increase in revenues of $412 million includes an increase of $382 million related to the impact of favorable exchange rates, as the Canadian dollar strengthened during fiscal 2007 relative to fiscal 2006.

Gross Margin

Gross margin increased $208 million in fiscal 2007 and included an increase of $109 million related to the impact of favorable exchange rates. The gross margin rate for fiscal 2007 as compared to fiscal 2006 increased 1.5% to 31.3% in 2007. The increase was primarily due to improved inventory management during the year.

Selling and Administrative Expenses

Selling and administrative expenses increased $102 million in fiscal 2007 and included an increase of $83 million related to the impact of currency exchange rates. The selling and administrative expense rate increased slightly for fiscal 2007 as compared to fiscal 2006. The increase was primarily due to small increases in advertising expense in connection with a program to discourage cross-border shopping, which increased during the year due to a strengthening Canadian dollar.

Operating Income

Operating income was $400 million in fiscal 2007 as compared to $258 million in fiscal 2006. As discussed, the increase was the result of increased sales (mainly due to the impact of favorable exchange rates) in addition to increases in gross margin rate during the year. The increase in 2007 is also partially due to the absence of restructuring charges during the year, as compared to $19 million of such expenses incurred during 2006.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash Balances

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash and cash equivalents balances as of the fiscal years ended January 31, 2009 and February 2, 2008 are detailed in the following table.

millions	January 31, 2009	February 2, 2008
Domestic
Cash and equivalents	$337	$595
Cash posted as collateral	14	29
Credit card deposits in transit	159	119

Total domestic cash and cash equivalents	510	743
Sears Canada	663	879

Total cash and cash equivalents	1,173	1,622
Restricted cash	124	—

Total cash balances	$1,297	$1,622

We had total cash balances of $1.3 billion at January 31, 2009 as compared to $1.6 billion at February 2, 2008. The decline in cash and cash equivalents from February 2, 2008 primarily reflects a decrease in net operating cash flows generated during fiscal 2008 as compared to fiscal 2007 due to lower income and increased cash uses for merchandise payables and other operating liabilities, partially offset by an increase in cash generated from inventory. Significant uses of cash and cash equivalents for the fiscal year ended January 31, 2009 included the funding of share repurchases of $678 million and capital expenditures of $497 million, as well as $286 million in contributions to our pension and post-retirement plans.

Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, U.S. federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. Cash amounts held in these short-term investments are readily available to us and included $7 million and $20 million as of fiscal year end 2008 and fiscal year end 2007, respectively, invested in support of our wholly-owned insurance subsidiary. Additionally, as explained below, our Board of Directors has delegated authority to direct investment of surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors.

Domestically we have posted cash collateral for certain outstanding letters of credit and self-insurance programs. Such cash collateral is classified within cash and cash equivalents as it is readily available to us and we have the ability to substitute letters of credit at any time for this cash collateral.

Credit card deposits in transit include deposits in-transit from banks for payments related to third-party credit card and debit card transactions.

Restricted cash consists of cash related to Sears Canada’s cash balances which have been pledged as collateral for letters of credit obligations issued under its offshore merchandise purchasing program and with counterparties related to outstanding derivative contracts, as well as funds held in trust in accordance with regulatory requirements governing advance ticket sales related to Sears Travel.

Our January 31, 2009 cash balance excludes $38 million on deposit with The Reserve Primary Fund, a money market fund which temporarily suspended withdrawals while it liquidates its holdings to generate cash to distribute. As a result, we reclassified $38 million from cash to the prepaid expenses and other current assets line within our Consolidated Balance Sheet at January 31, 2009. On February 20, 2009 we received a distribution of $13 million of the total $38 million that had been held on deposit with The Reserve Primary Fund at January 31, 2009. We expect to receive our remaining investment during fiscal 2009.

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $228 million and $405 million for the fiscal year ended 2008 and 2007, respectively.

Investment of Available Capital

Since the Merger we have generated significant operating cash flows, and management expects that our cash flows will continue to exceed our annual operating cash needs for the foreseeable future. We have and will continue to invest in our businesses to improve the customer experience and provide the opportunity for attractive returns. Further, as of January 31, 2009, we have repurchased approximately $5.0 billion of our common shares since the Merger and may continue to repurchase shares subject to market conditions and board authorization. In addition, we may pursue investments in the form of acquisitions, joint ventures and partnerships where we believe appropriate returns can be obtained. Further, we may determine under certain market conditions that available capital is best utilized to fund investments that we believe offer us attractive return opportunities, whether or not related to our ongoing business activities.

As previously disclosed, our Board of Directors has delegated authority to direct investment of our surplus cash to our Chairman, Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or Finance Committee of the Board of Directors. During fiscal 2007 and 2006 we invested a portion of our surplus cash in various securities and financial instruments, including total return swaps, which are derivative instruments that synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. We had no investments in total return swaps as of January 31, 2009 or February 2, 2008.

Operating Activities and Cash Flows

As a retailer, Holdings’ primary source of operating cash flows is the sales of goods and services to customers, while the primary use of cash in operations is to fund the purchase of merchandise inventories. Holdings generated $992 million in operating cash flows during fiscal 2008, as compared to $1.5 billion in fiscal 2007. The decrease in net operating cash flows generated during fiscal 2008 as compared to fiscal 2007 primarily reflects lower income, partially offset by an increase in cash generated from inventory reductions during the year.

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

Merchandise inventories at January 31, 2009 were $8.8 billion, as compared to $10.0 billion as of February 2, 2008. Domestic inventory levels declined from $9.1 billion at February 2, 2008 to $8.1 billion at January 31, 2009, despite the addition of $120 million of Kmart footwear inventory which was added when Kmart began operating its footwear department in January 2009. Kmart’s footwear business had previously been operated by a third party. Inventory levels at Sears Canada decreased $181 million, largely due to the impact of foreign currency exchange rates. We continue to review and assess our merchandise inventory levels in an ongoing effort to continuously improve overall returns. As we expect difficult economic conditions to persist in the near term, we intend to continue to tightly manage our inventories throughout fiscal 2009. Merchandise payables were $3.0 billion at January 31, 2009, as compared to $3.5 billion as of February 2, 2008. The decline in merchandise payables is reflective of the overall decline in inventory levels during fiscal 2008.

Investing Activities and Cash Flows

Net cash flows used in investing activities totaled $637 million in fiscal 2008, as compared to $437 million used in fiscal 2007 and $660 million used in fiscal 2006. Cash used in investing activities in all three years was primarily used for purchases of property and equipment.

During fiscal 2008 we spent $497 million on capital expenditures as compared to $570 million during fiscal 2007. Capital expenditures during fiscal 2008 included ongoing investments in the maintenance of the company’s facilities (including a significant investment in lighting retrofit projects to reduce energy consumption in Holdings’ facilities) and in information technology. Capital expenditures during fiscal 2007 included multiple real estate acquisitions of space used for Holdings’ retail locations or distribution centers and for continued investments in our information technology. We used $508 million for capital expenditures in fiscal 2006, and significant projects included the opening of 16 Sears Essentials/Grand locations, as well as remodeling approximately 70 Kmart locations to include Sears brand products, most notably home appliances.

We anticipate fiscal 2009 capital expenditure levels to be approximately flat to 2008 levels; however, it should be noted that in the normal course of business, we consider opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash and cause our capital expenditure levels to vary from period to period. In addition, we review leases that will expire in the short term in order to determine the appropriate action to take with respect to them. During fiscal 2008, we purchased 9 previously leased operating properties for $22 million.

During fiscal 2008 we purchased an additional 2.6 million of Sears Canada’s common shares in open market transactions. We paid a total of $37 million for the additional shares acquired, which brought our total ownership interest in Sears Canada to 73%. Fiscal 2006 investing activity cash flows also reflect cash paid in connection with the acquisition of additional interest in Sears Canada. We paid a total of $282 million for additional common shares of Sears Canada during 2006, raising Holdings’ ownership in Sears Canada to approximately 70% as of February 3, 2007 from approximately 54% as of fiscal year end 2005. These transactions are further described in Note 3 to the Consolidated Financial Statements.

As discussed in the “Results of Operations” and “Investment of Available Capital” sections above, we entered into total return swaps during fiscal 2007 and fiscal 2006. In connection with the settlement of our investments in total return swaps during 2007, collateral posted in the amount of $80 million in 2006 was returned to us in 2007. There were no total return swaps outstanding as of January 31, 2009 or February 2, 2008.

We purchased 5.3 million shares of common stock of Restoration Hardware, Inc. (“Restoration”), a specialty retailer of hardware, bathware, furniture, lighting, textiles, accessories and gifts during 2007. Our investment of $30 million represented an ownership interest of 13.67% of Restoration’s total outstanding shares. We sold our investment in Restoration during the second quarter of fiscal 2008.

Financing Activities and Cash Flows

Net cash used in financing activities was $643 million in fiscal 2008 as compared to $3.4 billion used in 2007 and $1.3 billion used in 2006. The difference primarily reflects common share repurchase activity during the three year period. We repurchased $678 million, $2.9 billion and $806 million of our common stock pursuant to our common share repurchase program in fiscal 2008, 2007 and 2006, respectively. The common share repurchase program was initially announced in 2005 with a total authorization by our Board of Directors of up to $1.0 billion. During the three year period from fiscal 2006 through fiscal 2008, the Board of Directors authorized the repurchase of up to an additional $4.5 of common stock, for a total authorization since inception of the program of $5.5 billion. At January 31, 2009, we had approximately $505 million of remaining authorization under the program. The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

Payments on our debt, when netted with new borrowings during 2008, were nominal. Fiscal 2007 financing cash flows include debt payments of $601 million, net of new borrowings, as compared to $434 million of net payments in fiscal 2006. The difference in cash used to repay debt between 2006 and 2007 primarily reflects the generation of $198 million of debt proceeds, net of approximately $2 million in issuance costs, in connection with our entering into a five year, $200 million Senior Secured Term Loan at our OSH subsidiary in December 2006. The proceeds of this borrowing were used by OSH to pay Holdings the remaining loan payable issued in connection with OSH’s recapitalization in November 2005. The Senior Secured Term Loan is non-recourse to Holdings. Debt payments made during 2008 were completely offset by increases in short-term borrowings, which were made primarily through our revolving credit facility.

In August 2007, Sears Canada sold its headquarters office building and adjacent land in Toronto, Ontario for proceeds of $81 million Canadian, net of closing costs. Sears Canada is currently leasing back the property under a leaseback agreement for a period up to 36 months, and incurring its current level of occupancy costs, until it relocates all head office operations to currently underutilized space in the Toronto Eaton Centre, Ontario. The carrying value of the property was approximately $35 million as of February 2, 2008. Given the terms of the leaseback, for accounting purposes, the excess of proceeds received over the carrying value of the associated property has been deferred, and the resulting gain will be recognized at the end of the leaseback period when Sears Canada is no longer utilizing the associated property. We expect to recognize this gain during the first half of fiscal 2009.

Uses and Sources of Liquidity

Our primary need for liquidity is to fund working capital requirements of our retail businesses, capital expenditures and for general corporate purposes, including common share repurchases, debt repayment and pension plan contributions. We believe that these needs will be adequately funded by our operating cash flows, credit terms received from vendors and borrowings under our $4.0 billion, five-year credit agreement (the “Credit Agreement”) (described below). At January 31, 2009, $2.6 billion was available under this facility. While we expect to use the Credit Agreement as our primary funding source, we may also access the public debt markets on an opportunistic basis. Additionally, we may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships. Transactions of these types may result in material proceeds or cash outlays.

Our year end fiscal 2008 and 2007 outstanding borrowings were as follows:

millions	January 31, 2009	February 2, 2008

Short-term borrowings:
Unsecured commercial paper	$7	$145
Secured borrowings	435	17
Long-term debt, including current portion:
Notes and debentures outstanding	1,813	2,099
Capitalized lease obligations	664	749

Total borrowings	$2,919	$3,010

In fiscal 2005, the Finance Committee of our Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of our outstanding indebtedness in open market or privately negotiated transactions. The source of funds for the purchases is our cash from operations or borrowings under the Credit Agreement. Our wholly-owned finance subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), has repurchased $209 million of its outstanding notes, including $49 million repurchased during fiscal 2008 and $2 million repurchased during each of fiscal 2007 and fiscal 2006, thereby reducing the unused balance of this authorization to $291 million. We recognized a gain of $13 million on the repurchases made during fiscal 2008.

Certain of our debt is variable rate and we therefore manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. At each of January 31, 2009 and February 2, 2008, we had interest rate derivatives with notional amounts of $120 million and nominal fair values.

Debt Ratings

The ratings of our domestic debt securities as of January 31, 2009 appear in the table below:

	Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
Unsecured long-term debt	Ba2	BB-	B+
Unsecured commercial paper	NP	B-2	B

Credit Agreement

We have a $4.0 billion, five-year Credit Agreement in place as a funding source for general corporate purposes, which includes a $1.5 billion letter of credit sublimit. The Credit Agreement, which has an expiration date of March 2010, is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of our direct and indirect subsidiaries and is secured by a first lien on our domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory levels, subject to certain limitations. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings. We expect to renegotiate and extend our credit facility during fiscal 2009 at a capacity more in line with our historical borrowing practices.

As of January 31, 2009, we had $435 million of borrowings and $968 million of letters of credit outstanding under the Credit Agreement with $2.6 billion of availability. The $435 million in borrowings, borrowed in January 2009, are classified within short-term borrowings on our consolidated balance sheet as of January 31, 2009 as we expect to repay the entire $435 million of borrowings within the next twelve months. The majority of the letters of credit outstanding under the Credit Agreement are used to provide collateral for our insurance programs.

Our $4.0 billion Credit Agreement is funded by a syndicate of financial institutions, including an affiliate of Lehman Brothers. This affiliate has a $207 million total commitment in the $4 billion revolving credit facility, but since September 17, 2008 has not funded its proportionate share of our borrowings under the facility. Excluding this portion, our availability under the agreement is $2.4 billion.

Cash Collateral

We also post cash collateral for certain domestic self-insurance programs which we continue to classify as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. As of January 31, 2009, we had $12 million posted as collateral for self-insurance programs.

Orchard Supply Hardware LLC (“LLC”) Credit Agreement

In fiscal 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility was subsequently amended in December 2006 to expire in December 2011. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. As of January 31, 2009, there were no borrowings outstanding under the OSH LLC Facility and $0.4 million in outstanding letters of credit.

Benefit and Pension Plan Obligations

Contributions to our pension plans remain a significant use of our cash on an annual basis. While Sears Holdings’ pension plan is frozen and thus associates do not currently earn pension benefits, the company has a legacy pension obligation for past service performed by Kmart and Sears, Roebuck and Co. associates. The annual pension expense included in our financial statements related to these legacy domestic pension plans has been relatively minimal in recent years (the expense was $1 million in 2008). However, due to the severe decline in the capital markets that occurred in the latter part of 2008 our domestic pension expense will increase by an estimated $160 to $175 million in 2009. We expect to contribute approximately $170 million to our domestic pension plan in fiscal 2009. Further, as a result of the severe decline in capital markets that occurred in the latter part of 2008, our pension contributions are expected to increase to approximately $500 million in 2010 if pension funding reform is not enacted and/or the financial markets do not recover.

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

We have transferred certain domestic real estate and intellectual property (i.e. trademarks) into separate wholly-owned, bankruptcy remote subsidiaries. These bankruptcy remote subsidiaries lease the real estate property to Sears and license the use of the trademarks to Sears and Kmart. Further, the bankruptcy remote subsidiaries have issued asset-backed notes that are collateralized by the aforementioned real estate rental streams and intellectual property licensing fee streams. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart and, potentially in the future, other affiliates or third parties will be used for the payment of fees, interest and principal on the asset-backed notes issued. Since the inception of these subsidiaries, the debt securities have been entirely held by our wholly-owned consolidated subsidiaries in support of our insurance activities. At January 31, 2009 and February 2, 2008, the net book value of the securitized real estate assets was approximately $1.0 billion. The net book value of the securitized intellectual property assets was approximately $0.9 billion and $1.0 billion at January 31, 2009 and February 2, 2008, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

Information concerning our obligations and commitments to make future payments under contracts such as debt and lease agreements, and under contingent commitments, is aggregated in the following tables.

		Payments Due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Other
millions
Operating leases	$6,563	$821	$1,389	$1,037	$3,316	$—
Short-term debt	442	442	—	—	—	—
Capital lease obligations	1,162	130	247	229	556	—
Royalty license fees(1)	128	94	29	5	—	—
Purchase obligations	71	20	25	26	—	—
Pension funding obligations	2,057	171	988	898	—	—
Long-term debt	2,569	361	835	272	1,101	—
FIN 48 liability and interest(2)	447	—	—	—	—	447

Total contractual obligations	$13,439	$2,039	$3,513	$2,467	$4,973	$447

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

(2)

As of January 31, 2009, our FIN 48 liability and FIN 48 gross interest payable were $360 million and $87 million, respectively. We are unable to reasonably estimate the timing of FIN 48 liability and interest payments in individual years due to the uncertainties in the timing of the effective settlement of tax positions.

Other Commercial Commitments

We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding as of January 31, 2009:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$976	$119	$—	$1,095
Commercial letters of credit	79	98	—	177
Secondary lease obligations and performance guarantee	—	—	18	18

The secondary lease obligations relate to certain store leases of previously divested Sears businesses. We remain secondarily liable if the primary obligor defaults.

Application of Critical Accounting Policies and Estimates

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

Shrinkage is estimated as a percentage of sales for the period from the date of the last physical inventory to the end of the fiscal year. Physical inventories are taken at least annually for all stores on a staggered basis throughout the year and inventory records are adjusted accordingly. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is used as the basis for the shrinkage accrual following the physical inventory.

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

Effective January 31, 1996, Kmart’s pension plans were frozen, and associates no longer earn additional benefits under the plans. Therefore, there are no assumptions related to future compensation costs relating to the Kmart pension plans. During the first quarter of 2005, Holdings announced that the Sears’ domestic pension plan would be frozen effective January 1, 2006. Accordingly, domestic associates have earned no additional benefits subsequent to December 31, 2005. Benefits earned through December 31, 2005 will be paid out to eligible participants following retirement.

The Kmart tax-qualified defined benefit pension plan was merged with and into the Sears domestic pension plan effective as of the end of the day January 30, 2008. The merged plan was renamed as the Sears Holdings Pension Plan (“SHC domestic plan”) and Holdings accepted sponsorship of the SHC domestic plan effective as of that date.

Holdings’ actuarial valuations utilize key assumptions including discount rates and expected returns on plan assets. We are required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, changes in investment strategies, higher or lower withdrawal rates, and longer or shorter life spans of participants.

Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes,” and FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the book basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If future utilization of deferred tax assets is uncertain, the Company may record a valuation allowance against certain deferred tax assets.

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

Domestic and foreign tax authorities periodically audit our income tax returns. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions we record reserves in accordance with the provisions of FIN 48. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved. Management’s estimates as of the date of the financial statements reflect our best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change. For further information, see Note 11 of Notes to Consolidated Financial Statements.

Goodwill and Intangible Asset Impairment Assessments

At January 31, 2009 and February 2, 2008 we had goodwill and intangible asset balances of $4.7 billion and $5.1 billion, respectively. Holdings evaluates the carrying value of goodwill and intangible assets for possible impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.” The majority of our goodwill and intangible assets relate to Kmart’s acquisition of Sears, Roebuck and Co. in March 2005. The remaining goodwill amounts were recorded as part of our subsequent acquisitions of additional minority interest in Sears Canada. We allocate goodwill, which is defined as the total purchase price less the fair value of all assets and liabilities acquired, to reporting units as of the acquisition date. As required by SFAS No. 142, we perform annual goodwill and intangible impairment tests in the fourth quarter and update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within a reporting unit. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

Our goodwill resides in multiple reporting units. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, including market information and discounted cash flow projections also referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we would allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference. See Notes 13 and 14 to the Consolidated Financial Statements for further information regarding goodwill and related impairment charges recorded during fiscal 2008.

A key assumption in our fair value estimate is the weighted average cost of capital utilized for discounting our cash flow projections in our income approach. We believe the rate we used is consistent with the risks inherent in our business and with industry discount rates. We performed sensitivity analyses on our estimated fair value using the income approach. Holding all other assumptions constant as of the measurement date, we noted that an increase in the weighted average cost of capital of 100 basis points would result in our moving to the second step of the impairment test for an additional reporting unit that has approximately $500 million of our goodwill.

We validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units.

New Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information regarding new accounting pronouncements.

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

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail and related services industries; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our dependence on sources outside the United States for significant amounts of our merchandise; our extensive reliance on computer systems to process transactions, summarize results and manage our business; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to properly implement and realize the expected benefits from our organizational structure and operating model; our ability to attract, motivate and retain key executives and other associates; and the outcome of pending and/or future legal proceedings, including product liability claims and bankruptcy claims, including proceedings with respect to which the parties have reached a preliminary settlement.

Certain of these and other factors are discussed in more detail in Item 1A of this Annual Report on Form 10-K. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We face market risk exposure in the form of interest rate risk, foreign currency risk and equity price risk. These market risks arise from our derivative financial instruments and debt obligations.

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. As of January 31, 2009, we had interest rate derivatives with a notional amount of $120 million, nominal fair value and a weighted average remaining life of 0.9 years. All debt securities and interest-rate derivative instruments are considered non-trading. As of January 31, 2009, 26% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at January 31, 2009, which totaled approximately $751 million, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $7.5 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

We, from time to time, enter into foreign currency forward contracts, which have typically been designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada. We had no such foreign currency forward contracts outstanding as of January 31, 2009.

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated option contracts for a portion of its expected requirements. As of January 31, 2009, these contracts had a notional value of approximately $457 million and a weighted average remaining life of 0.8 years. The aggregate fair value of the option contracts as of January 31, 2009 was $74 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of January 31, 2009, with all other variables held constant, would have resulted in a fair value for these contracts of approximately $71 million as of January 31, 2009, a decrease of $3 million.

Counterparties

We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better. In certain cases, counterparty risk is also managed through the use of collateral in the form of cash or U.S. government securities.

Item 8.	Financial Statements and Supplementary Data

SEARS HOLDINGS CORPORATION

Consolidated Statements of Income

millions, except per share data	2008	2007	2006
REVENUES

Merchandise sales and services	$46,770	$50,703	$53,016

COSTS AND EXPENSES
Cost of sales, buying and occupancy	34,118	36,638	37,824
Selling and administrative	11,060	11,468	11,574
Depreciation and amortization	981	1,049	1,143
Impairment charges	360	—	—
Gain on sales of assets	(51)	(38)	(82)
Restructuring charges	—	—	28

Total costs and expenses	46,468	49,117	50,487

Operating income	302	1,586	2,529

Interest and investment income	(46)	(135)	(253)
Interest expense	272	286	335
Other income	(108)	(17)	(24)

Income before income taxes and minority interest	184	1,452	2,471

Income taxes	85	550	933
Minority interest	46	76	46

NET INCOME	$53	$826	$1,492

EARNINGS PER COMMON SHARE
Basic earnings per share	$0.42	$5.71	$9.59
Diluted earnings per share	$0.42	$5.70	$9.58

Basic weighted average common shares outstanding	127.0	144.7	155.6
Diluted weighted average common shares outstanding	127.0	144.8	155.7

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Consolidated Balance Sheets

millions, except per share data	January 31, 2009	February 2, 2008
ASSETS
Current assets
Cash and cash equivalents	$1,173	$1,622
Restricted cash	124	—
Accounts receivable	839	744
Merchandise inventories	8,795	9,963
Prepaid expenses and other current assets	458	438
Deferred income taxes	27	35

Total current assets	11,416	12,802

Property and equipment
Land	2,056	2,084
Buildings and improvements	6,040	6,165
Furniture, fixtures and equipment	2,518	2,774
Capital leases	345	334

Gross property and equipment	10,959	11,357
Less accumulated depreciation	(2,868)	(2,494)

Total property and equipment, net	8,091	8,863
Goodwill	1,392	1,686
Trade names and other intangible assets	3,283	3,353
Other assets	1,160	693

TOTAL ASSETS	$25,342	$27,397

LIABILITIES
Current liabilities
Short-term borrowings	$442	$162
Current portion of long-term debt and capitalized lease obligations	345	242
Merchandise payables	3,006	3,487
Income taxes payable	—	54
Other current liabilities	3,226	3,971
Unearned revenues	1,069	1,121
Other taxes	424	525

Total current liabilities	8,512	9,562

Long-term debt and capitalized lease obligations	2,132	2,606
Pension and postretirement benefits	2,057	1,258
Minority interest and other liabilities	3,261	3,304

Total Liabilities	15,962	16,730

SHAREHOLDERS’ EQUITY
Preferred stock, 20 shares authorized; no shares outstanding	—	—
Common stock $0.01 par value; 500 shares authorized; 122 and 132 shares outstanding, respectively	1	1
Treasury stock—at cost	(5,012)	(4,331)
Capital in excess of par value	10,441	10,419
Retained earnings	4,562	4,509
Accumulated other comprehensive income (loss)	(612)	69

Total Shareholders’ Equity	9,380	10,667

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,342	$27,397

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

millions	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53	$826	$1,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	981	1,049	1,143
Impairment charges	360	—	—
Curtailment gain on Sears Canada’s post-retirement benefit plans	—	(27)	—
Loss (gain) on total return swaps, net	—	14	(74)
Gain on sales of assets	(51)	(38)	(82)
Gain on sale of investments	—	(2)	(18)
Pension and post-retirement plan contributions	(286)	(277)	(413)
Settlement of Canadian dollar hedges	(64)	(12)	(42)
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(385)	(84)	263
Merchandise inventories	1,003	66	(835)
Merchandise payables	(389)	93	(140)
Income and other taxes	(173)	(541)	(240)
Mark-to-market asset on Sears Canada U.S. dollar option contracts	(74)	—	—
Other operating assets	207	35	222
Other operating liabilities	(190)	445	152

Net cash provided by operating activities	992	1,547	1,428

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(37)	—	(283)
Proceeds from sales of property and investments	86	95	141
Increase in investments and restricted cash	(189)	(30)	—
Purchases of property and equipment	(497)	(570)	(508)
Cash settlements and change in collateral on total return swaps, net	—	68	(10)

Net cash used in investing activities	(637)	(437)	(660)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	17	3	524
Repayments of long-term debt	(262)	(672)	(875)
Increase (decrease) in short-term borrowings, primarily 90 days or less	280	68	(83)
Proceeds from sale leaseback transaction	—	88	—
Purchase of treasury stock	(678)	(2,926)	(816)
Debt issue costs	—	—	(2)

Net cash used in financing activities	(643)	(3,439)	(1,252)

Effect of exchange rate changes on cash and cash equivalents	(161)	112	(16)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(449)	(2,217)	(500)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,622	3,839	4,339

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,173	$1,622	$3,839

SUPPLEMENTAL DISCLOSURE ABOUT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Bankruptcy related settlements resulting in the receipt of treasury stock	$12	$29	$3
Capital lease obligation incurred	12	66	61
Supplemental Cash Flow Data:
Income taxes paid, net of refunds	107	372	576
Cash interest paid	207	243	282

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Consolidated Statements of Shareholders’ Equity

dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, beginning of January 28, 2006	160	$2	$(642)	$10,258	$2,197	$(208)	$11,607
Comprehensive income
Net income	—	—	—	—	1,492	—	1,492
Minimum pension liability adjustment, net of tax	—	—	—	—	—	174	174
Deferred loss on derivatives	—	—	—	—	—	(1)	(1)
Cumulative translation adjustment	—	—	—	—	—	19	19

Total Comprehensive Income							1,684
Adjustment to initially apply FAS 158, net of tax	—	—	—	—	—	75	75
Pre-petition tax settlements/valuation reserve adjustments	—	—	—	130	—	—	130
Bankruptcy related settlement agreements	—	—	—	4	—	—	4
Shares repurchased	(6)	—	(816)	—	—	—	(816)
Other	—	—	21	1	—	—	22

Balance at February 3, 2007	154	2	(1,437)	10,393	3,689	59	12,706

Comprehensive income
Net income	—	—	—	—	826	—	826
Pension and postretirement adjustments, net of tax	—	—	—	—	—	53	53
Deferred gain on derivatives	—	—	—	—	—	1	1
Cumulative translation adjustment	—	—	—	—	—	(44)	(44)

Total Comprehensive Income							836
Stock awards	—	—	54	(30)	—	—	24
Pre-petition tax settlements/valuation reserve adjustments	—	—	—	52	—	—	52
Bankruptcy related settlement agreements	—	—	(29)	4	—	—	(25)
Shares repurchased	(22)	(1)	(2,921)	—	—	—	(2,922)
Other	—	—	2		(6)	—	(4)

Balance at February 2, 2008	132	1	(4,331)	10,419	4,509	69	10,667

Comprehensive income (loss)
Net income	—	—	—	—	53	—	53
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(604)	(604)
Cumulative translation adjustment	—	—	—	—	—	(77)	(77)

Total Comprehensive Income (Loss)							(628)
Stock awards	—	—	2	(8)	—	—	(6)
Pre-petition tax settlements	—	—	—	23	—	—	23
Bankruptcy related settlement agreements	—	—	(12)	7	—	—	(5)
Shares repurchased	(10)	—	(678)	—	—	—	(678)
Associate stock purchase	—	—	7	—	—	—	7

Balance at January 31, 2009	122	$1	$(5,012)	$10,441	$4,562	$(612)	$9,380

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations, Consolidation and Basis of Presentation

Sears Holdings Corporation (“Holdings,” “we,” “us,” “our” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the Merger of Kmart and Sears, which was completed on March 24, 2005. We are a broadline retailer with 2,297 full-line and 1,233 specialty retail stores in the United States operating through Kmart and Sears and 388 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 73%-owned subsidiary. We have three reportable segments, Kmart, Sears Domestic and Sears Canada.

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

Fiscal Year

In fiscal 2006, the Saturday nearest January 31st was February 3, 2007 and as a result, fiscal 2006 consisted of 53 weeks, with the additional week occurring in the fourth quarter. Both fiscal 2008 and fiscal 2007 consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal year	Ended	Weeks
2008	January 31, 2009	52
2007	February 2, 2008	52
2006	February 3, 2007	53

Prior to fiscal 2007, Sears Canada’s fiscal year end was the Saturday closest to December 31st and accordingly, we consolidated Sears Canada’s results on a one-month lag. During the fourth quarter of 2007, Sears Canada changed its fiscal year end from the Saturday nearest December 31st to the Saturday nearest January 31st. See Note 2 of Notes to Consolidated Financial Statements for further explanation of this change.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. The estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances. Adjustments to estimates and assumptions are made when facts and circumstances dictate. As future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying consolidated financial statements. Significant estimates and assumptions are required as part of determining inventory and accounts receivable valuation, estimating depreciation, amortization and recoverability of long-lived assets, establishing self-insurance, warranty, legal and other reserves, performing annual goodwill, intangible and long-lived asset impairment analysis, establishing valuation allowances on deferred income tax assets and reserves for tax examination exposures, and calculating retirement benefits.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

We classify cash balances which have been pledged as collateral, and for which we do not have the ability to substitute letters of credit, as restricted cash on our consolidated balance sheet.

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit included in other current liabilities were $228 million and $405 million at January 31, 2009 and February 2, 2008, respectively.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis. Allowances for doubtful accounts on accounts receivable balances were $42 million and $37 million as of January 31, 2009 and February 2, 2008, respectively. Our accounts receivable balance on our consolidated balance sheet is presented net of our allowance for doubtful accounts and is comprised of various vendor-related and customer-related accounts receivable, including receivables related to our pharmacy operations.

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

Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markons, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. The methodologies utilized by us in our application of the RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the groupings of homogenous classes of merchandise, the development of shrinkage and obsolescence reserves, the accounting for price changes and the computations inherent in the LIFO adjustment (where applicable). Management believes that the RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

Approximately 50% of consolidated merchandise inventories are valued using LIFO. To estimate the effects of inflation on inventories, we utilize external price indices determined by an outside source, the Bureau of Labor Statistics. If the FIFO method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $26 million higher at January 31, 2009 and $22 million higher at February 2, 2008.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

Impairment of Long-Lived Assets and Costs Associated with Exit Activities

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the carrying value of long-lived assets, including property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. In addition to our on-going monitoring of potential impairment circumstances which may arise, we perform an impairment analysis on our long-lived assets as of the last day of our November accounting period each year. See Note 14 for further information regarding long-lived asset impairment charges recorded during fiscal 2008.

We account for costs associated with location closings according to SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” As such, we record a liability for costs associated with location closings, which includes employee severance, inventory markdowns and other liquidation fees when management makes the decision to exit a location. We record a liability for future lease costs (net of estimated sublease income) when we cease to use the location.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Goodwill, Trade Names, Other Intangible Assets and Related Impairments

Trade names acquired as part of the Merger account for the majority of our intangible assets recognized in the consolidated balance sheet. The majority of these trade name assets, such as Kenmore, Craftsman and Lands’ End, are expected to generate cash flows indefinitely, do not have estimable or finite useful lives and, therefore, are accounted for as indefinite-lived assets not subject to amortization. Certain intangible assets, including favorable lease rights, contractual arrangements and customer lists, have estimable, finite useful lives, which are used as the basis for their amortization. The estimated useful lives of such assets are determined using a number of factors, including the demand for the asset, competition and the level of expenditure required to maintain the cash flows associated with the asset.

As required by SFAS No. 142, we perform annual goodwill and intangible assets impairment tests in the fourth quarter and update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within a reporting unit. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

Our goodwill resides in multiple reporting units. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, including market information and discounted cash flow projections, also referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. See Notes 13 and 14 to the Consolidated Financial Statements for further information regarding goodwill and related impairment charges recorded during fiscal 2008.

Financial Instruments and Hedging Activities

From time to time, we use derivative financial instruments, including interest rate swaps and caps, to manage our exposure to movements in interest rates, and foreign currency forward contracts to hedge the foreign currency exposure of our net investment in Sears Canada against adverse changes in exchange rates. In addition, we entered into total return swaps during fiscal 2007 and 2006 as a means for investing a portion of our surplus cash. We recognize all derivative instruments at fair value within either other assets or other liabilities on our consolidated balance sheet.

When applying hedge accounting treatment to our derivative transactions, we formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. We also formally assess, both at

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting.

For interest rate swaps and caps that have been designated and qualify as hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the offsetting gain or loss on the designated hedged item that is attributable to the hedged risk, are recognized in the consolidated statements of income in the same account as the hedged item, as a component of interest expense. Changes in the fair value of interest rate swaps and caps that do not qualify as hedges are recognized currently as a component of interest expense. The foreign currency forward contracts are recorded on the consolidated balance sheet at fair value and, to the extent they have been designated and qualify for hedge accounting treatment, an offsetting amount is recorded as a component of other comprehensive income, net of income tax effects. Changes in the fair value of those forward contracts for which hedge accounting is not applied are recorded in the consolidated statement of income as a component of other income. Certain of our currency forward contracts require collateral to be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our restricted cash balance.

We have, from time to time, invested our surplus cash in various securities and financial instruments, including total return swaps, which are derivative instruments designed to synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. Such investments may be highly concentrated and involve substantial risks. Changes in the fair value of the total return swaps are recognized as a component of interest and investment income in our consolidated statements of income as they occur. We had no investments in total return swaps as of January 31, 2009 or February 2, 2008.

Fair Value of Financial Instruments

We adopted SFAS No. 157, “Fair Value Measurements” on February 3, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure requirements about fair value measurements. Under SFAS No. 157, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition under SFAS No. 157 focuses on an exit price, which is the price that would be received by Holdings to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although SFAS No. 157 does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

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

We determine the fair value of financial assets and liabilities based on the fair value hierarchy prescribed by SFAS No. 157, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. See Note 5 to the consolidated financial statements for further information regarding our derivative positions.

Cash and cash equivalents, accounts receivable, merchandise payables, credit facility borrowings and accrued liabilities are reflected in the consolidated balance sheet at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt is disclosed in Note 4 to the consolidated financial statements.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Self-insurance Reserves

We are self-insured for certain costs related to workers’ compensation, asbestos and environmental, automobile, warranty, product and general liability claims. We obtain third-party insurance coverage to limit our exposure to certain of these self-insured risks. A portion of these self-insured risks is managed through a wholly-owned insurance subsidiary. Our liability reflected on the consolidated balance sheet, classified within other liabilities (current and long-term), represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. In estimating this liability, we utilize loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. The liabilities for self-insured risks are discounted to their net present values.

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

Revenue Recognition

Revenues include sales of merchandise, services and extended service contracts, net commissions earned from leased departments in retail stores, delivery and handling revenues related to merchandise sold, and fees earned from co-branded credit card programs. We recognize revenues from retail operations at the later of the point of sale or the delivery of goods to the customer. Direct to customer revenues are recognized when the merchandise is delivered to the customer. Revenues from product installation and repair services are recognized at the time the services are provided. Revenues from the sale of service contracts and the related direct acquisition costs are deferred and amortized over the lives of the associated contracts, while the associated service costs are expensed as incurred.

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

Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages. Estimated returns are recorded as a reduction of sales and cost of sales. We defer the recognition of layaway sales and profit until the period in which the customer takes possession of the merchandise.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Cost of Sales, Buying and Occupancy Costs

Cost of sales, buying and occupancy are comprised principally of the costs of merchandise, buying, warehousing and distribution (including receiving and store delivery costs), retail store occupancy costs, product repair, and home service and installation costs, customer shipping and handling costs, vendor allowances, markdowns and physical inventory losses.

Selling and Administrative Expenses

Selling and administrative expenses are comprised principally of payroll and benefits costs for retail and corporate employees, occupancy costs of corporate facilities, advertising, pre-opening costs and other administrative expenses.

Pre-Opening Costs

Pre-opening and start-up activity costs are expensed in the period in which they occur.

Advertising Costs

Advertising costs are expensed as incurred, generally the first time the advertising occurs, and amounted to $2.1 billion, $2.2 billion, and $2.2 billion for fiscal 2008, fiscal 2007, and fiscal 2006, respectively. These costs are included within selling and administrative expenses in the accompanying consolidated statements of income.

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

Stock-based Compensation

We account for stock-based compensation arrangements in accordance with SFAS No. 123(R), “Share-Based Payments.” SFAS 123(R) requires us to recognize as expense the fair value of all stock-based compensation awards (which includes stock options) and to classify excess tax benefits associated with share- based compensation deductions as cash from financing activities rather than cash from operating activities. We recognize compensation expense as awards vest on a straight-line basis over the requisite service period of the award.

Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share also includes the dilutive effect of potential common shares, exercise of stock options and the effect of restricted stock when dilutive.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which revised SFAS No. 141, “Business Combinations.” SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. The provisions of SFAS No. 141(R) are applied prospectively from the date of adoption, except for adjustments to a previously acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period, which are recorded as a component of income tax expense in the period of adjustment, rather than goodwill. We expect SFAS 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. As of January 31, 2009, we have recorded income tax liabilities and related interest of $71 million, net of federal benefit on interest and state tax, for tax positions of the Predecessor Company and tax positions of acquired entities taken prior to their acquisition by Holdings. Liabilities settled for different amounts will affect our income tax expense in the period of settlement or reversal.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” See Note 5 for further discussion regarding our adoption of SFAS No. 157 in the first quarter of fiscal 2008.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other postretirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of other comprehensive income (“OCI”), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the statement of income as net periodic benefit cost. As required by SFAS No. 158, we adopted the recognition and disclosure provisions of the Statement as of February 3, 2007, and accordingly recognized the funded status of our defined benefit pension and other postretirement plans and provided the required additional disclosures. The adoption of these provisions of SFAS No. 158 did not have any material impact on our consolidated results of operations or financial position. See Note 7 for further information regarding the impact of adopting SFAS 158.

As required under SFAS 158, we adopted the measurement-date requirements of SFAS No. 158 effective January 31, 2009. Under the measurement-date requirements, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end. Prior to adoption of the measurement-date requirements, we measured our plan assets and obligations as of December 31 of each year. We adopted the change in measurement date by re-measuring plan assets and benefit obligations as of our fiscal year end in 2008, pursuant to the transition requirements of SFAS No. 158. The change in our measurement date did not have a material impact on our results of operations or financial condition. See Note 7 for further information concerning our pension plans.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” See Note 5 for further discussion regarding our adoption of SFAS No. 159 in the first quarter of fiscal 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.” SFAS No. 160 is effective for

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Before SFAS No. 160 was issued, limited guidance existed for reporting noncontrolling interests and many companies reported such interest as a liability in its balance sheet under the heading “Minority Interest.” SFAS No. 160 requires companies to report noncontrolling interests of consolidated subsidiaries as a component of equity in the consolidated statement of financial position. As a result, upon adoption of this Statement, Holdings will reclassify its noncontrolling interest in Sears Canada and OSH (which represents 27% and 19.9% of the subsidiaries’ ownership, respectively) from its current classification within the long-term liabilities section of Holdings’ consolidated balance sheet to classification within the shareholders’ equity section. See Note 17 for the amount of Holdings’ noncontrolling interest in Sears Canada and OSH (reported as Minority Interest) at January 31, 2009 and February 2, 2008.

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

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, the FSP requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. As FSP FAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have a material impact on our financial condition or operating results.

NOTE 2—CHANGES IN ACCOUNTING PRINCIPLE

Change in Sears Canada Year End

During the fourth quarter of 2007, Sears Canada changed its fiscal year end from the Saturday nearest to December 31st to the Saturday nearest to January 31st. Prior to this change, Sears Canada’s results were consolidated into the consolidated results of Holdings on a one-month lag. While our historical policy of consolidating the results of Sears Canada on a one-month lag was considered acceptable, the elimination of the one-month reporting lag was considered preferable because it allows a full seasonal cycle, including the liquidation of holiday merchandise, for Sears Canada to be included in the results of Holdings. Furthermore, Sears Canada’s fiscal year end is now aligned with the fiscal year end of Holdings.

In accordance with SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and SFAS No. 3,” changes in accounting policy are to be reported through retrospective application of the new policy to all prior financial statement periods presented. Accordingly, the Company’s financial statements for periods prior to 2007 have been adjusted to reflect the period-specific effects of applying this change. This change resulted in a one-month shift backwards of periods previously reported for Sears Canada. The impact of this change in accounting policy was not material to the Company’s consolidated financial position, results of operations or cash flows for fiscal 2007 or 2006. See Note 20 for the impact of this change to the Company’s quarterly results of operations for 2007.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 3—ACQUISITION OF MINORITY INTEREST IN SEARS CANADA

During fiscal 2008, we increased our majority interest in Sears Canada from 70% to 73% by acquiring approximately 2.6 million common shares in open market transactions. We paid a total of $37 million for the additional shares acquired and accounted for the acquisition of additional interest in Sears Canada as a purchase business combination. Total consideration for the additional interest acquired exceeded the associated proportionate pre-acquisition carrying value for Sears Canada by approximately $9 million, approximately all of which was allocated to goodwill.

During fiscal 2006, we increased our majority interest in Sears Canada from 54% to 70% by acquiring 17.8 million common shares of Sears Canada pursuant to our take-over bid for Sears Canada, first announced in December 2005. We paid a total of $282 million for the additional 17.8 million common shares acquired and accounted for the acquisition of additional interest in Sears Canada as a purchase business combination for accounting purposes. The total amount paid for shares acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates. Total consideration for the additional interest acquired exceeded the associated proportionate pre-acquisition carrying value for Sears Canada by $188 million. We allocated the excess to real property ($5 million), trademarks and other identifiable intangible assets ($55 million), goodwill ($167 million) and other assets and liabilities (-$39 million).

NOTE 4—BORROWINGS

Total borrowings outstanding at January 31, 2009 and February 2, 2008 were $2.9 billion and $3.0 billion, respectively. At January 31, 2009, total short-term borrowings were $442 million, consisting of $435 million of secured borrowings and $7 million of unsecured commercial paper. At February 2, 2008, total short-term borrowings were $162 million, consisting of $17 million of secured borrowings and $145 million of unsecured commercial paper. The weighted-average annual interest rate paid on short-term debt was 3.5% in fiscal 2008 and 5.5% in fiscal 2007.

Long-term debt is as follows:

ISSUE	January 31, 2009	February 2, 2008
millions
SEARS ROEBUCK ACCEPTANCE CORP.
6.25% to 7.50% Notes, due 2009 to 2043	$1,070	$1,123
5.20% to 7.50% Medium-Term Notes, due 2009 to 2013	106	256
SEARS DC CORP.
9.07% to 9.20% Medium-Term Notes, due 2012	24	25
ORCHARD SUPPLY HARDWARE STORES CORPORATION
Commercial Mortgage-Backed Loan, variable interest rate above LIBOR, due 2009(1)	120	120
Senior Secured Term Loan, variable rate of interest above LIBOR, due 2013(2)	189	198
SEARS CANADA INC.
6.55% to 7.45% Debentures and Medium-Term Notes, due 2009 to 2010	250	312
CAPITALIZED LEASE OBLIGATIONS	664	749
OTHER NOTES AND MORTGAGES	54	65

Total long-term borrowings	2,477	2,848
Current maturities	(345)	(242)

Long-term debt and capitalized lease obligations	$2,132	$2,606

Weighted-average annual interest rate on long-term debt	6.9%	6.8%

(1)

The Commercial Mortgage-Backed Loan is collateralized by certain real properties of our OSH wholly-owned subsidiary with a total carrying value of approximately $173 million as of January 31, 2009. The term of the loan may be extended for up to

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

one additional year. As management of OSH has both the ability and intent to extend the term for an additional year, we have classified the carrying value of this loan within long-term debt and capitalized lease obligations on our consolidated balance sheet as of January 31, 2009 and have included the principal amount due under the loan within fiscal 2010 maturities for purposes of the below schedule of long-term debt maturities.

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

The fair value of long-term debt and capitalized lease obligations was $1.7 billion and $2.5 billion at January 31, 2009 and February 2, 2008, respectively. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities.

As of January 31, 2009, long-term debt maturities for the next five years and thereafter were as follows:

millions
2009	$345
2010	443
2011	492
2012	191
2013	99
Thereafter	907

$2,477

Interest

millions	2008	2007	2006
COMPONENTS OF INTEREST EXPENSE
Interest expense	$243	$253	$281
Accretion of obligations at net present value	24	26	45
Amortization of debt issuance costs	5	7	9

Interest expense	$272	$286	$335

Debt Repurchase Authorization

In fiscal 2005, our Finance Committee of the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of our outstanding indebtedness in open market or privately negotiated transactions. Our wholly-owned finance subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), has repurchased $209 million of its outstanding notes, including $49 million repurchased during fiscal 2008, thereby reducing the unused balance of this authorization to $291 million.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Credit Agreement

We have a $4.0 billion, five-year credit agreement (the “Credit Agreement”) in place as a funding source for general corporate purposes, which includes a $1.5 billion letter of credit sublimit. The Credit Agreement, which has an expiration date of March 2010, is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Credit Agreement is guaranteed by Holdings and certain of our direct and indirect subsidiaries and is secured by a first lien on our domestic inventory, credit card accounts receivable and the proceeds thereof. Availability under the Credit Agreement is determined pursuant to a borrowing base formula, based on domestic inventory levels, subject to certain limitations. The Credit Agreement does not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings. We expect to renegotiate and extend our credit facility during fiscal 2009 at a capacity more in line with our historical borrowing practices.

As of January 31, 2009, we had $435 million of borrowings and $968 million of letters of credit outstanding under the Credit Agreement with $2.6 billion of availability remaining under the Credit Agreement. As of February 2, 2008, we had $974 million of letters of credit outstanding under the Credit Agreement with $3.0 billion of availability remaining under the Credit Agreement. The $435 billion in borrowings, borrowed in January 2009, are classified within short-term borrowings on our consolidated balance sheet as of January 31, 2009 as we expect to repay the entire outstanding balance within the next twelve months. The majority of the letters of credit outstanding under the Credit Agreement are used to provide collateral for our insurance programs.

Our $4.0 billion Credit Agreement is funded by a syndicate of financial institutions, including an affiliate of Lehman Brothers. This affiliate of Lehman Brothers has a $207 million total commitment in the $4 billion revolving credit facility, but since September 17, 2008 has not funded its proportionate share of our borrowings under the facility. Excluding this portion, our availability under the agreement is $2.4 billion.

Cash Collateral

We also post cash collateral for certain self-insurance programs. We continue to classify the cash collateral posted for self-insurance programs as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. As of January 31, 2009 and February 2, 2008, $12 million and $29 million of cash, respectively, was posted as collateral for self-insurance programs.

Orchard Supply Hardware LLC (“LLC”) Credit Agreement

In November 2005, LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility was subsequently amended in December 2006 to expire in December 2011. The OSH LLC Facility is available for LLC’s general corporate purposes and is secured by a first lien on substantially all of LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. As of January 31, 2009, there were no borrowings outstanding under the OSH LLC Facility and $0.4 million in outstanding letters of credit. As of February 2, 2008, there were $17 million in borrowings outstanding under the OSH LLC Facility and $1 million in outstanding letters of credit.

Wholly-owned Insurance Subsidiary and Inter-company Notes

As noted in Note 1, we have numerous types of insurable risks, including workers’ compensation, product and general liability, automobile, warranty, and asbestos and environmental claims. Also, as discussed in Note 1, we sell extended service contracts to our customers. The associated risks are managed through our wholly-owned

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

insurance subsidiary. In accordance with applicable insurance regulations, the insurance subsidiary holds investment grade securities to support the insurance coverage it provides.

We have transferred certain domestic real estate and intellectual property (i.e. trademarks) into separate wholly-owned, bankruptcy remote subsidiaries. These bankruptcy remote subsidiaries lease the real estate property to Sears and license the use of the trademarks to Sears and Kmart. Further, the bankruptcy remote subsidiaries have issued asset-backed notes that are collateralized by the aforementioned real estate rental streams and intellectual property licensing fee streams. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart and, potentially in the future, other affiliates or third parties will be used for the payment of fees, interest and principal on the asset-backed notes issued. Since the inception of these subsidiaries, the debt securities have been entirely held by our wholly-owned consolidated subsidiaries in support of our insurance activities. At January 31, 2009 and February 2, 2008, the net book value of the securitized intellectual property assets was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.9 billion and $1.0 billion at January 31, 2009 and February 2, 2008, respectively.

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL GUARANTEES

Foreign Currency Forwards

We, from time to time, enter into foreign currency forward contracts, which have typically been designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada. We had no such foreign currency forward contracts outstanding as of January 31, 2009.

As of February 2, 2008, we had a series of foreign currency forward contracts outstanding with a total Canadian notional value of $1.0 billion and with a weighted-average remaining life of 0.3 years. These contracts were designated and qualified as hedges of the foreign currency exposure of our net investment in Sears Canada. Accordingly, the aggregate fair value of the forward contracts as of February 2, 2008, negative $86 million, was recorded as a liability on our consolidated balance sheet, with an offsetting amount, net of tax, recorded as a component of other comprehensive income. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts was recorded as part of our restricted cash balance and totaled $33 million as of February 2, 2008.

We settled certain foreign currency forward contracts during both fiscal 2008 and fiscal 2007. During fiscal 2008 and 2007, we paid a net amount of $64 million and $12 million, respectively, relative to contract settlements and, as hedge accounting was applied to such contracts, an offsetting amount was recorded as a component of other comprehensive income.

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

As of January 31, 2009, Sears Canada had entered into foreign currency option contracts with a total notional value of $457 million. We have recorded a mark-to-market asset of $74 million related to the option contracts as of January 31, 2009, and mark-to-market gains in other income of $87 million for fiscal year ended

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

January 31, 2009. The asset and corresponding gains recorded on these option contracts were partially offset by a liability of $6 million and losses of $6 million for the fiscal year ended January 31, 2009 related to the change in the fair value of the embedded derivative in the merchandise purchase contracts. We did not have any such currency option contracts outstanding as of February 2, 2008 and the embedded derivative in merchandise purchase contracts had a nominal fair value as of February 2, 2008.

Total Return Swaps

We have, from time to time, invested our surplus cash in various securities and financial instruments, including total return swaps, which are derivative instruments designed to synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. Such investments may be highly concentrated and involve substantial risks and may require us to post cash collateral as a percentage of the notional amount of the underlying position. We had no total return swaps outstanding at any point during fiscal 2008. We recognized investment losses of $14 million on total return swaps during fiscal 2007 and investment gains of $74 million during fiscal 2006.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table provides the fair value measurement amounts for assets and liabilities recorded on our consolidated balance sheet at fair value as of January 31, 2009:

millions	Total Fair Value Amounts at January 31, 2009	Level 1	Level 2	Level 3
Short-term investments(1)	$38	$—	$38	$—
Foreign currency derivative assets(2)	74	—	74	—
Foreign currency derivative liabilities(3)	(6)	—	(6)	—

Total	$106	$—	$106	$—

(1)	Included within Prepaid expenses and other current assets on the consolidated balance sheet.

(2)	Included within Accounts receivable on the consolidated balance sheet.

(3)	Included within Other current liabilities on the consolidated balance sheet.

Short-term investments are typically valued at the closing price in the principal active market as of the last business day of the year. Short-term investments at January 31, 2009 include $38 million on deposit with The Reserve Primary Fund, a money market fund which has temporarily suspended withdrawals while it liquidates its holdings to generate cash to distribute. The fair value of this investment was determined by using estimates based on the values of similar assets and information obtained from the brokerage through which trades are made. On February 20, 2009, after the end of fiscal 2008, we received a distribution of $13 million of the total $38 million that had been held on deposit with The Reserve Primary Fund at January 31, 2009. We recorded a $3 million loss in connection with our investment in The Reserve Primary Fund for the fiscal year ended January 31, 2009.

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

Financial Guarantees

We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding as of January 31, 2009:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$976	$119	$—	$1,095
Commercial letters of credit	79	98	—	177
Secondary lease obligations	—	—	18	18

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The secondary lease obligations relate to certain store leases of previously divested Sears businesses. We remain secondarily liable if the primary obligor defaults.

NOTE 6—INTEREST AND INVESTMENT INCOME

The following table sets forth the components of interest and investment income as reported in our consolidated statements of income.

millions	2008	2007	2006
Interest income on cash and cash equivalents	$25	$107	$150
Total return swap (loss) income	—	(14)	74
Other investment income	21	42	29

Total	$46	$135	$253

Interest Income on Cash and Cash Equivalents

We recorded interest income of $25 million, $107 million, and $150 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively, primarily related to interest earned on cash and cash equivalents. These cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, U.S. federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to us.

Total Return Swap Income

As discussed above in Note 5, from time to time we invest our surplus cash in various securities and financial instruments, including total return swaps. During fiscal 2007, we recognized investment losses of $14 million on these total return swaps. During fiscal 2006, we recognized $74 million of investment income on total return swaps. We had no total return swaps outstanding at January 31, 2009 or February 2, 2008.

Other Investment Income

Other investment income primarily includes income generated by (and sales of investments in) certain real estate joint ventures and other equity investments in which we do not have a controlling interest. During fiscal 2008, other investment income included a $10 million dividend received on our cost method investment in Sears Mexico. Other investment income for fiscal 2007 included a $20 million dividend received on our cost method investment in Sears Mexico.

NOTE 7—BENEFIT PLANS

We sponsor a number of pension and postretirement benefit plans. Expenses for retirement and savings-related benefit plans were as follows:

millions	2008	2007	2006
Retirement/401(k) Savings Plans	$97	$91	$96
Pension plans	—	(21)	(4)
Postretirement benefits	28	6	46

Total	$125	$76	$138

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Retirement Savings Plans

We sponsor Sears and Kmart 401(k) retirement savings plans for employees meeting service eligibility requirements. We match a portion of employee contributions made to the plans. Total expense related to the Retirement Savings Plans was $84 million, $91 million, and $96 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The Company announced during fiscal 2008 that it would suspend matching contributions on employee deferrals to 401(k) plans with respect to eligible compensation earned for payroll periods that end after January 31, 2009.

Effective July 1, 2008, the Sears Canada defined pension plan was amended and a defined contribution component was added. The defined benefit service accrual ceased and all plan members earn pensionable service under the defined contribution component of the Sears Registered Retirement Plan. The defined contribution expense was $13 million for fiscal 2008.

Kmart’s Benefit Plans

Prior to 1996, the Predecessor Company (defined in Note 10) had a tax-qualified and a non-qualified defined benefit pension plan, which covered eligible associates who met certain requirements of age, length of service, and hours worked per year. Effective January 31, 1996, the pension plans were frozen, and associates no longer earn additional benefits under the plans.

The non-qualified defined benefit plan is for certain current and former Kmart associates, and is funded as benefits are paid. The benefit obligation was $2 million at each of January 31, 2009 and February 2, 2008, and is included in the accompanying consolidated balance sheet. The projected benefit obligation is equal to the accumulated benefit obligation for all periods presented.

Kmart provides employees and pre-65 retirees certain medical benefits. Effective January 1, 2008, Holdings provides eligible post-65 retirees medical benefits as well. The plan is contributory, with retiree contributions adjusted annually. The accounting for the plan anticipates future cost-sharing changes that are consistent with our expressed intent to increase the retiree contribution rate annually. There were no accrued post-retirement benefit costs as of January 31, 2009 and February 2, 2008.

Sears’ Benefit Plans

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

benefits for those Sears Canada associates who will not have achieved eligibility for such benefits by December 31, 2008. The amendments to the post-retirement programs generated a curtailment gain and reduction to the benefit plan obligation in the amount of $27 million during the fiscal year ended February 2, 2008.

Merger of Plans

The Kmart tax-qualified defined benefit pension plan was merged with and into the Sears domestic pension plan effective as of the end of the day January 30, 2008. The merged plan was renamed as the Sears Holdings Pension Plan (“SHC domestic plan”) and Holdings accepted sponsorship of the SHC domestic plan effective as of that date.

Effective January 1, 2007, the Kmart pre-65 retiree medical plan and the Sears pre-65 and post-65 retiree medical plans were merged into a master retiree medical program sponsored by Holdings. Effective December 19, 2007, this master program was merged with a subsidiary’s retiree program, creating a new master plan, which includes separate Holdings pre-65 and post-65 programs. Eligible Kmart associates who retired on or after January 1, 2008 and all eligible Sears retirees are covered by both of these programs. Kmart associates who retired before January 1, 2008 are eligible for the pre-65 program only.

Changes in Accounting for Pensions and Postretirement Plans

Effective January 31, 2009, SFAS No. 158 required us to measure plan assets and benefit obligations at fiscal year end. We previously performed this measurement at December 31 of each year. The change in our measurement date did not have a material impact on our results of operations or financial condition.

Pension Plans

	2008			2007
millions	SHC Domestic	Sears Canada	Total	Kmart	Sears Domestic	Sears Canada	Total
Change in projected benefit obligation
Beginning balance	$5,232	$1,510	$6,742	$2,689	$2,942	$1,278	$6,909
Benefits earned during the period	—	23	23	—	—	32	32
Interest cost	356	75	431	154	170	74	398
Actuarial gain	(265)	(373)	(638)	(127)	(62)	(23)	(212)
Benefits paid	(403)	(138)	(541)	(152)	(382)	(86)	(620)
Foreign currency exchange impact	—	(236)	(236)	—	—	220	220
Other	—	7	7	—	—	15	15

Balance as of the measurement date	$4,920	$868	$5,788	$2,564	$2,668	$1,510	$6,742

Change in assets at fair value:
Beginning balance	$4,421	$1,567	$5,988	$2,264	$2,294	$1,338	$5,896
Actual return on plan assets	(1,062)	(106)	(1,168)	104	112	69	285
Company contributions	259	3	262	50	131	3	184
Benefits paid	(403)	(138)	(541)	(152)	(382)	(86)	(620)
Foreign currency exchange impact	—	(267)	(267)	—	—	228	228
Other	—	(6)	(6)	—	—	15	15

Balance as of the measurement date	$3,215	$1,053	$4,268	$2,266	$2,155	$1,567	$5,988

Funded status	$(1,705)	$185	$(1,520)	$(298)	$(513)	$57	$(754)
Employer contributions after measurement date and on or before fiscal year end	—	—	—	—	35	—	35

Net amount recognized	$(1,705)	$185	$(1,520)	$(298)	$(478)	$57	$(719)

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The Investment Committee, made up of select members of senior management, has appointed a non-affiliated third party professional to advise the Committee with respect to the SHC domestic pension plan assets. The plan’s overall investment objective is to provide a long-term return that, along with Company contributions, is expected to meet future benefit payment requirements. A long-term horizon has been adopted in establishing investment policy such that the likelihood and duration of investment losses are carefully weighed against the long-term potential for appreciation of assets. The plan’s investment policy requires investments to be diversified across individual securities, industries, market capitalization and valuation characteristics. In addition, various techniques are utilized to monitor, measure and manage risk.

Plan assets were invested in the following classes of securities (none of which were securities of the Company):

	Plan Assets as of
	January 31, 2009	February 2, 2008
Equity securities	33%	43%
Fixed income and other debt securities	61	50
Other	6	7

Total	100%	100%

The plan’s target allocation is determined by taking into consideration the amounts and timing of projected liabilities, our funding policies and expected returns on various asset classes. At January 31, 2009, the plan’s target asset allocation was 43% equity, 50% fixed income, and 7% other, which is comprised of alternative investments that incorporate absolute return investment strategies. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Postretirement Obligations

	2008			2007
millions	SHC Domestic	Sears Canada	Total	Sears Domestic	Sears Canada	Total
Change in projected benefit obligation:
Beginning balance	$334	$308	$642	$367	$348	$715
Benefits earned during the period	—	1	1	—	2	2
Interest cost	22	17	39	21	16	37
Plan participants’ contributions	54	—	54	12	—	12
Actuarial gain	(12)	(66)	(78)	(12)	(15)	(27)
Benefits paid	(101)	(19)	(120)	(54)	(15)	(69)
Curtailment gain	—	—	—	—	(74)	(74)
Foreign currency exchange rate impact and other	—	(51)	(51)	—	46	46

Balance as of the measurement date	$297	$190	$487	$334	$308	$642

Change in plan assets at fair value:
Beginning of year balance	$—	$116	$116	$—	$99	$99
Actual return on plan assets	—	3	3	—	(2)	(2)
Company contributions	47	16	63	42	15	57
Plan participants’ contributions	54	—	54	12	—	12
Benefits paid	(101)	(19)	(120)	(54)	(15)	(69)
Foreign currency exchange rate impact and other	—	(21)	(21)	—	19	19

Balance as of the measurement date	$—	$95	$95	$—	$116	$116

Funded status	$(297)	$(95)	$(392)	$(334)	$(192)	$(526)
Employer contributions after measurement date and on or before fiscal year end	—	—	—	4	—	4

Net amount recognized	$(297)	$(95)	$(392)	$(330)	$(192)	$(522)

Weighted-average assumptions used to determine plan obligations are as follows:

	2008		2007			2006
	SHC Domestic	Sears Canada	Kmart	Sears Domestic	Sears Canada	Kmart	Sears Domestic	Sears Canada
Pension benefits:
Discount Rate	7.00%	7.90%	6.45%	6.45%	5.50%	5.90%	5.90%	5.25%
Rate of compensation increases	N/A	3.50%	N/A	N/A	4.00%	N/A	N/A	4.00%
Postretirement benefits:
Discount Rate	7.00%	7.80%	N/A	6.45%	5.50%	N/A	5.90%	5.25%
Rate of compensation increases	N/A	3.50%	N/A	N/A	4.00%	N/A	N/A	4.00%

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Weighted-average assumptions used to determine net cost for years ended are as follows:

	2008		2007			2006
	SHC Domestic	Sears Canada	Kmart	Sears Domestic	Sears Canada	Kmart	Sears Domestic	Sears Canada
Pension benefits:
Discount Rate	6.45%	5.50%	5.90%	5.90%	5.25%	5.50%	5.50%	5.00%
Return of plan assets	7.50%	6.50%	7.75%	7.75%	6.50%	8.00%	8.00%	7.00%
Rate of compensation increases	N/A	4.00%	N/A	N/A	4.00%	N/A	N/A	4.00%
Postretirement benefits:
Discount Rate	6.45%	5.50%	N/A	5.90%	5.25%	N/A	5.50%	5.00%
Return of plan assets	N/A	7.00%	N/A	N/A	7.00%	N/A	N/A	7.00%
Rate of compensation increases	N/A	4.00%	N/A	N/A	4.00%	N/A	N/A	4.00%

The components of net periodic benefit cost are as follows:

	2008			2007				2006
millions	SHC Domestic	Sears Canada	Total	Kmart	Sears Domestic	Sears Canada	Total	Kmart	Sears Domestic	Sears Canada	Total
Pension benefits:
Benefits earned during the period	$—	$10	$10	$—	$—	$32	$32	$—	$—	$34	$34
Interest cost	356	52	408	154	170	74	398	150	172	63	385
Expected return on plan assets	(355)	(63)	(418)	(171)	(175)	(92)	(438)	(156)	(179)	(84)	(419)
Recognized net loss	—	—	—	—	—	—	—	—	—	5	5
Other	—	—	—	—	(13)	—	(13)	—	(13)	4	(9)

Net periodic benefit cost (benefit)	$1	$(1)	$—	$(17)	$(18)	$14	$(21)	$(6)	$(20)	$22	$(4)

Postretirement benefits:
Benefits earned during the period	$—	$1	$1	$—	$—	$2	$2	$—	$—	$7	$7
Interest cost	22	10	32	—	21	16	37	—	21	17	38
Expected return on assets	—	(5)	(5)	—	—	(8)	(8)	—	—	(6)	(6)
Curtailment gain	—	—	—	—	—	(27)	(27)	—	—	—	—
Recognized net loss	—	—	—	—	—	1	1	—	—	7	7
Other	—	—	—	—	1	—	1	—	—	—	—

Net periodic benefit cost (benefit)	$22	$6	$28	$—	$22	$(16)	$6	$—	$21	$25	$46

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

For 2009 and beyond, the domestic weighted-average health care cost trend rates used in measuring the postretirement benefit expense are an 8.3% trend rate in 2009 to an ultimate trend rate of 8.0% in 2013. A one-percentage-point change in the assumed health care cost trend rate would have the following effects on the postretirement liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$14	$(13)

$64 million of the unrecognized net gains in accumulated other comprehensive income are expected to be amortized as a component of net periodic benefit cost during fiscal 2009.

Information regarding expected future cash flows for our benefit plans is as follows:

millions	SHC Domestic	Sears Canada	Total
Pension benefits:
Employer contributions:
Fiscal 2009 (expected)	$171	$5	$176
Expected benefit payments:
Fiscal 2009	$332	$86	$418
Fiscal 2010	337	88	425
Fiscal 2011	344	90	434
Fiscal 2012	377	92	469
Fiscal 2013	383	95	478
Fiscal 2014-2018	2,003	497	2,500
Postretirement benefits:
Employer contributions:
Fiscal 2009 (expected)	$39	$12	$51
Expected benefit payments:
Fiscal 2009	$39	$15	$54
Fiscal 2010	37	16	53
Fiscal 2011	35	16	51
Fiscal 2012	33	17	50
Fiscal 2013	31	17	48
Fiscal 2014-2018	129	88	217

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 8—EARNINGS PER SHARE

The following tables set forth the components used to calculate basic and diluted earnings per share.

millions except earnings per share	2008	2007	2006
Basic weighted average shares	127.0	144.7	155.6
Dilutive effect of stock options	—	0.1	0.1

Diluted weighted average shares	127.0	144.8	155.7

Net income	$53	$826	$1,492
Earnings per share
Basic	$0.42	$5.71	$9.59
Diluted	$0.42	$5.70	$9.58

The computation of dilutive shares outstanding excludes out-of-the-money stock options because such outstanding options’ exercise prices are greater than the average market price of our common shares and, therefore, the effect would be antidilutive.

NOTE 9—SHAREHOLDERS’ EQUITY

Stock-based Compensation

We account for stock-based compensation using the fair value method in accordance with SFAS No. 123(R). We recorded $1 million, $29 million, and $21 million in total compensation expense relative to stock-based compensation arrangements during fiscal 2008, fiscal 2007, and fiscal 2006, respectively. As of January 31, 2009, we had $15 million in total compensation cost related to nonvested awards, which is expected to be recognized over approximately the next 3 years.

We do not currently have an employee stock option plan. As of January 31, 2009, all outstanding options relate to grants made either prior to, or in connection with, the Merger. Changes in employee stock options for fiscal 2008, fiscal 2007, and fiscal 2006 were as follows:

	2008		2007		2006
(Shares in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning of year balance	350	$112.90	350	$112.90	350	$112.90
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/Forfeited	—	—	—	—	—	—

End of year balance	350	$112.90	350	$112.90	350	$112.90

Exercisable	350	$112.90	350	$112.90	275	$119.52
Fair value of options granted during the year		$—		$—		$—

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

We have granted restricted stock awards to certain associates. These restricted stock awards typically vest in full three years from the date of grant, provided the grantee remains employed by us as of the vesting date. The fair value of these awards is equal to the market price of our common stock on the date of grant. We do not currently have a program that provides for restricted stock awards on an annual basis. Changes in restricted stock awards for fiscal 2008, fiscal 2007, and fiscal 2006 were as follows:

	2008		2007		2006
(Shares in thousands)	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant
Beginning of year balance	593	$155.05	273	$133.79	242	$112.48
Granted	184	84.63	549	159.69	209	149.11
Vested	(16)	111.59	(94)	105.15	(132)	119.05
Forfeited	(167)	155.40	(135)	165.60	(46)	136.37

End of year balance	594	$134.32	593	$155.05	273	$133.79

millions	2008	2007	2006
Aggregate fair value of shares granted based on weighted average fair value at date of grant	$16	$88	$31
Aggregate fair value of shares vesting during period	1	13	20
Aggregate fair value of shares forfeited during period	13	16	7

Common Share Repurchase Program

From time to time we repurchase shares of our common stock under a common share repurchase program authorized by our Board of Directors. The common share repurchase program was initially announced in 2005 with a total authorization by our Board of Directors of up to $1.0 billion. Since the original authorization in 2005, our Board of Directors authorized the repurchase of up to an additional $4.5 billion of common stock, including an additional $1.0 billion authorization in fiscal 2008, for a total authorization since inception of the program of $5.5 billion. During fiscal 2008, we repurchased approximately 10.3 million of our common shares at a total cost of approximately $678 million, or an average price of $65.58 per share. During fiscal 2007, we repurchased approximately 21.7 million of our common shares at a total cost of approximately $2.9 billion, or an average price of $134.65 per share. During fiscal 2006, we repurchased approximately 6 million of our common shares at a total cost of approximately $806 million, or an average price of $132.94 per share. As of January 31, 2009, we had approximately $505 million of remaining authorization under this program.

The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following table shows the computation of comprehensive income (loss):

millions	January 31, 2009	February 2, 2008	February 3, 2007
Net income	$53	$826	$1,492
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of tax	—	—	174
Pension and postretirement adjustments, net of tax	(604)	53	—
Deferred gain/(loss) on derivatives	—	1	(1)
Cumulative translation adjustments	(77)	(44)	19

Other comprehensive income/(loss)	(681)	10	192

Total comprehensive income (loss)	$(628)	$836	$1,684

The following table displays the components of accumulated other comprehensive income (loss):

millions	January 31, 2009	February 2, 2008	February 3, 2007
Pension and postretirement adjustments, net of tax	$(489)	$115	$62
Cumulative unrealized derivative gain	3	3	2
Currency translation adjustments	(126)	(49)	(5)

Accumulated other comprehensive income (loss)	$(612)	$69	$59

NOTE 10—BANKRUPTCY CLAIMS RESOLUTION AND SETTLEMENTS

Background

On May 6, 2003, Kmart Corporation (the “Predecessor Company”), a predecessor operating company of Kmart, emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws pursuant to the terms of a plan of reorganization (the “Plan of Reorganization”). The Predecessor Company is an indirect, wholly-owned subsidiary of Kmart and an indirect, wholly-owned subsidiary of Holdings. Upon emergence, all of the then outstanding equity securities of the Predecessor Company, as well as substantially all of its pre-petition liabilities were cancelled. On the day of emergence, 89.7 million shares of Kmart common stock and options to purchase 8.2 million shares of Kmart common stock were issued pursuant to the Plan of Reorganization, of which 31.9 million shares of the Kmart common stock issued were allocated to satisfy the pre-petition claims of unsecured Class 5 creditors.

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

Claims Resolution

During the third quarter of 2008, we completed the settlement of substantially all of the claims associated with the discharge of the Predecessor Company’s liabilities subject to compromise pursuant to the Plan of

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Reorganization. Accordingly, the remaining 2.1 million of the 31.9 million shares set aside for distribution have been (or are in the process of being) distributed to holders of Class 5 claims. The actual amount of allowed Class 5 claims was approximately $4 billion, which is less than the $4.3 billion estimate provided for in the Plan of Reorganization.

Bankruptcy-Related Settlements

In fiscal 2008, fiscal 2007, and fiscal 2006, we recognized recoveries of $5 million, $18 million, and $14 million, respectively, from vendors who had received cash payments for pre-petition obligations (“critical vendor claims”) or preference payments. During fiscal 2008, the Company received 126,385 shares of common stock (weighted average price of $94.61 per share) with an approximate value of $12 million from the Class 5 distribution referenced above. Of this amount $5 million was recognized as a recovery gain in other income as they relate to recoveries from vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. The remaining $7 million was recorded as capital in excess of par value as these shares are the result of a fiscal 2004 transaction in which the Company entered into settlement agreements with past providers of surety bonds to resolve all issues in connection with their pre-petition claims. In accordance with the terms of the settlement agreements, Kmart assumed responsibility for the future obligations under the bonds issued with respect to the Predecessor Company’s workers’ compensation insurance program and was assigned the Class 5 claims against the Company.

NOTE 11—INCOME TAXES

millions	2008	2007	2006
Income before income taxes
U.S.	$(407)	$953	$2,125
Foreign	591	499	346

Total	$184	$1,452	$2,471

Income tax expense
Current:
Federal	$(70)	$76	$426
State and local	32	43	75
Foreign	199	98	80

Total	161	217	581

Deferred:
Federal	(60)	253	258
State and local	(11)	2	44
Foreign	(5)	78	50

	(76)	333	352

Total	$85	$550	$933

	2008	2007	2006
Effective tax rate reconciliation
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal tax benefit	7.2	2.0	3.1
Tax credits	(6.3)	(0.4)	(0.3)
Resolution of income tax matters	(6.8)	0.5	(0.9)
Basis difference in domestic subsidiary	(30.2)	0.3	0.4
Canadian rate differential on minority interest	(2.3)	—	—
Nondeductible goodwill	50.0	—	—
Other	(0.4)	0.5	0.5

	46.2%	37.9%	37.8%

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

millions	January 31, 2009	February 2, 2008
Deferred tax assets and liabilities
Deferred tax assets:
Federal benefit for state and foreign taxes	$143	$156
Accruals and other liabilities	309	357
Capital leases	169	182
NOL carryforwards	280	274
OPEB	169	229
Pension/Minimum pension	582	283
Deferred revenue	191	204
Credit carryforwards	108	66
Other	185	243

Total deferred tax assets	2,136	1,994
Valuation allowance	(117)	(120)

Net deferred tax assets	2,019	1,874

Deferred tax liabilities:
Trade names/Intangibles	1,203	1,245
Property and equipment	206	214
Inventory	246	326
Other	178	281

Total deferred tax liabilities	1,833	2,066

Net deferred tax asset (liability)	$186	$(192)

The Deferred Tax Asset and Liability table above for fiscal 2008 reflects the deferred tax assets and liabilities net of the federal benefit of state due to the implementation of a new tax provision software system in fiscal 2008. We reclassified fiscal 2007 deferred tax assets and liabilities above to reflect the net deferred tax consequences of each line item.

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

During fiscal 2008, we reduced our reserves for Predecessor Company income tax liabilities by $1 million, primarily due to favorable claims settlements. In fiscal years 2008 and 2007, we also received a tax benefit of $23 million and $32 million, respectively, relating to certain Class 5 and 6 pre-petition claims paid with equity. In accordance with SOP 90-7, subsequent to emergence from Chapter 11, any benefit realized from an adjustment to pre-confirmation income tax liabilities is recorded as an addition to Capital in excess of par value.

At January 31, 2009, we had Federal net operating loss (“NOL”) carryforwards from the Predecessor Company of approximately $269 million subject to an overall annual section 382 limitation of $96 million, generating deferred tax assets of approximately $94 million. The federal NOL carryforwards will expire in 2021, 2022, 2023, and 2028. We also have credit carryforwards of $108 million, which will expire between 2015 and 2028.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

At the end of fiscal 2007, we had a state NOL deferred tax asset of $178 million and a valuation allowance of $120 million. In fiscal 2008, there was a net addition to the state NOL deferred tax asset of $8 million, bringing the ending balance to $186 million. The additional NOL’s were the result of additional state losses incurred in fiscal 2008, netted against NOL expirations. The valuation allowance decreased by $3 million, to $117 million. Additional state valuation allowances were created against the state losses incurred in fiscal 2008 and were netted against state valuation allowances reversals due to expiring state NOL’s in fiscal 2008. The state NOL’s will predominantly expire between 2017 and 2028.

FIN 48 Accounting for Uncertainties in Income Taxes

Effective at the beginning of fiscal 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainties in Income Taxes—an Interpretation of FASB Statement No. 109.” The impact upon adoption was to decrease retained earnings by $6 million and to increase our accruals for uncertain tax positions by a corresponding amount. In accordance with FIN 48, we increased goodwill and accruals for uncertain tax positions by $13 million to reflect the measurement of uncertain tax positions associated with previous business acquisitions, and increased capital in excess of par value and decreased accruals for uncertain tax positions by $2 million to reflect measurement of an uncertain tax position related to Predecessor Company pre-petition income tax liabilities. In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” resolutions of these matters result in a direct credit to capital in excess of par value within shareholders’ equity. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

	Federal, State, and Foreign Tax
millions	January 31, 2009	February 2, 2008
Gross UTB Balance at Beginning of Period	$454	$408
Tax positions related to the current period:
Gross increases	66	45
Gross decreases	(39)	(14)
Tax positions related to prior periods:
Gross increases	136	98
Gross decreases	(238)	(21)
Settlements	(6)	(14)
Lapse of statute of limitations	(13)	(48)

Gross UTB Balance at End of Period	$360	$454

At the end of fiscal 2008, we had gross unrecognized tax benefits of $360 million. Of this amount, $80 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. In addition, with the adoption of SFAS 141(R), we have income tax liabilities of $59 million, net of federal benefit on state tax, for tax positions of acquired entities taken prior to their acquisition by Holdings. We expect that our unrecognized tax benefits could decrease up to $70 million over the next 12 months for federal and state settlements and for federal and state tax positions related to prior business dispositions due to both the expiration of the statute of limitations for certain jurisdictions as well as expected related settlements.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. As of January 31, 2009, the total amount of interest and

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

penalties recognized on our consolidated balance sheet was $87 million ($57 million net of federal benefit). The total amount of interest and penalties recognized in our consolidated statement of income for fiscal 2008 was $2 million.

We file income tax returns in both the United States and various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) has commenced an audit of the Holdings’ federal income tax returns for the fiscal years 2006 and 2007. The IRS has completed its examination of Sears’ federal income tax returns for the fiscal years 2002, 2003, 2004, and 2005 and Holdings’ federal income tax return for the fiscal year 2005. We are working with the IRS to resolve certain matters arising from these exams. In addition, Holdings and Sears are subject to various state, local and foreign income tax examinations for the fiscal years 2001 – 2006 and Kmart is subject to such examinations for the fiscal years 2003 – 2005.

NOTE 12—REAL ESTATE TRANSACTIONS

Gain on Sale of Assets

We recognized $51 million, $38 million, and $82 million in gains on sales of assets during fiscal 2008, fiscal 2007, and fiscal 2006, respectively. These gains were primarily a function of several large real estate transactions. During fiscal 2008, the gain on sale of assets included a $32 million pre-tax gain recognized on the sale of Sears Canada’s Calgary downtown full-line store. During fiscal 2007, the gain on sale of assets included a $21 million pre-tax gain on the sale of our Sears fashion center in Los Angeles. During fiscal 2006, the gain on sale of assets included a $41 million pre-tax gain on the sale of our former Kmart corporate headquarters.

In August 2007, Sears Canada sold its headquarters office building and adjacent land in Toronto, Ontario for proceeds of $81 million Canadian, net of closing costs. Sears Canada is currently leasing back the property under a leaseback agreement for a period up to 36 months, and incurring its current level of occupancy costs, until it relocates all head office operations to currently underutilized space in the Toronto Eaton Centre, Ontario. The carrying value of the property was approximately $35 million as of February 2, 2008. Given the terms of the leaseback, the excess of proceeds received over the carrying value of the associated property has been deferred, and the resulting gain will be recognized at the end of the leaseback period when Sears Canada is no longer utilizing the associated property. We expect to recognize this gain during the first half of fiscal 2009.

We classify a portion of our property as held for sale when criteria under SFAS No. 144 has been met. Property held for sale at January 31, 2009 and February 2, 2008 totaled $58 million and $42 million, respectively.

Property Acquisitions

During fiscal 2008, fiscal 2007, and fiscal 2006, we purchased 9, 28 and 8 previously leased operating properties for $22 million, $109 million, and $26 million, respectively. In the normal course of business, we consider opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash. In addition, we review leases that will expire in the short-term in order to determine the appropriate action to take with respect to them.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 13—GOODWILL AND INTANGIBLE ASSETS

The following summarizes our intangible assets as of January 31, 2009 and February 2, 2008, respectively, the amortization expenses recorded for the fiscal years then ended, as well as our estimated amortization expense for the next five fiscal years and thereafter.

		January 31, 2009		February 2, 2008
millions	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Favorable lease rights	21	$460	$164	$492	$147
Contractual arrangements and customer lists	8	247	117	246	90
Trade names	8	75	29	62	21

		782	310	800	258
Unamortized intangible assets
Trade names		2,811	—	2,811	—

Total		$3,593	$310	$3,611	$258

Aggregate Amortization Expense
Fiscal 2008	$84
Fiscal 2007	90
Fiscal 2006	87

Estimated Amortization
Fiscal 2009	$74
Fiscal 2010	68
Fiscal 2011	63
Fiscal 2012	59
Fiscal 2013	36
Thereafter	172

Goodwill is the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method. We recorded $1.7 billion in goodwill in connection with the Merger. We recorded $12 million in connection with our acquisition of an additional 3% interest in Sears Canada during fiscal 2008 and recorded $167 million in connection with our acquisition of an additional 16% interest in Sears Canada during fiscal 2006.

Changes in the carrying amount of goodwill by segment during fiscal years 2007 and 2008 are as follows:

millions	Sears Domestic	Sears Canada	Total
Balance, February 3, 2007	$1,434	$258	$1,692
Tax adjustments and other items affecting Merger-related goodwill	(6)	—	(6)

Balance, February 2, 2008	$1,428	$258	$1,686
Acquisition of additional interest in Sears Canada	—	12	12
Impairment charges	(262)	—	(262)
Tax adjustments affecting Merger-related goodwill	(69)	25	(44)

Balance, January 31, 2009	$1,097	$295	$1,392

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but requires testing for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The impairment test for goodwill utilizes a fair value approach. The impairment test for identifiable intangible assets not subject to amortization is also performed annually or when impairment indications exist, and consist of a comparison of the fair value of the intangible asset with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets. Our annual impairment analysis is performed as of the last day of our November accounting period each year. See Note 14 for further information regarding our impairment test performed in fiscal 2008.

NOTE 14—IMPAIRMENTS AND STORE CLOSINGS

Goodwill

We performed our annual goodwill and intangible impairment test according to SFAS 142 during the fourth quarter of fiscal 2008. The goodwill impairment test involves a two-step process as described in the “Summary of Significant Accounting Policies” in Note 1 above. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss.

After performing the first step of the process, we determined goodwill recorded at Sears Domestic’s subsidiary, OSH, was potentially impaired. After performing the second step of the process, we determined that the total amount of goodwill recorded at OSH was impaired and recorded a charge of $262 million.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred at a date other than the annual impairment test date. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. We did not perform an interim test of goodwill during fiscal 2008 as we did not have any indicators of potential impairment prior to the fourth quarter.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we performed an impairment test of certain of our long-lived assets (principally the value of buildings and other fixed assets associated with our stores) due to events and changes in circumstances during 2008 that indicated an impairment might have occurred. The impairment review was triggered by the increased severity of the economic turmoil and weakening in the U.S. economy during the year, which had a negative impact on the performance of our stores. As a result of this impairment testing, the Company recorded a $98 million impairment charge during 2008. This impairment charge was made up of a $21 million charge at Kmart and a $77 million charge at Sears Domestic.

Store Closings and Severance

We made the decision to close 46 underperforming stores during fiscal 2008. These closings include the closure of 24 stores in our Kmart segment and the closure of 22 stores in our Sears segment. We recorded charges related to these store closings of $77 million. The charges include $36 million of inventory markdowns

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

recorded in cost of sales and a $41 million reserve recorded in selling and administrative expenses for store closing and severance costs. We expect to record a charge of approximately $24 million during the first half of 2009 as these stores wind down operations.

NOTE 15—LEASES

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

Rental Expense for operating leases was as follows:

millions	2008	2007	2006
Minimum rentals	$890	$904	$900
Percentage rentals	28	39	42
Less—Sublease rentals	(54)	(60)	(53)

Total	$864	$883	$889

Minimum lease obligations, excluding taxes, insurance and other expenses payable directly by us, for leases in effect as of January 31, 2009, were as follows:

	Minimum Lease Commitments
millions	Capital	Operating
As of January 31, 2009
2009	$130	$821
2010	126	737
2011	121	652
2012	118	561
2013	111	475
Later years	556	3,317

Total minimum lease payments(1)	1,162	6,563
Less—minimum sublease income		(304)

Net minimum lease payments		$6,259

Less:
Estimated executory costs	(142)
Interest at a weighted average rate of 7.8%	(356)

Capital lease obligations	664
Less current portion of capital lease obligations	(59)

Long-term capital lease obligations	$605

(1) Sears Canada: Total operating minimum lease payments of $444 million.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 16—RELATED PARTY DISCLOSURE

Our Board of Directors has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and Finance Committee and is the Chairman and Chief Executive Officer of ESL. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf. ESL beneficially owned 54.1% of our outstanding common stock as of January 31, 2009.

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

NOTE 17—SUPPLEMENTAL FINANCIAL INFORMATION

Other current liabilities as of January 31, 2009 and February 2, 2008 consisted of the following:

millions	January 31, 2009	February 2, 2008
Payroll and benefits payable	$339	$367
Outstanding checks in excess of funds on deposit	228	405
Current portion of self-insurance reserves	364	377
Customer deposits	362	371
Accrued expenses and other current liabilities	1,933	2,451

Total	$3,226	$3,971

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Minority interest and other liabilities as of January 31, 2009 and February 2, 2008 consisted of the following:

millions	January 31, 2009	February 2, 2008
Unearned revenues	$889	$945
Self-insurance reserves	826	802
Minority interest	319	313
Other	1,227	1,244

Total	$3,261	$3,304

NOTE 18—SUMMARY OF SEGMENT DATA

We currently have three reportable segments: Kmart, Sears Domestic and Sears Canada. During the fourth quarter of 2007, Sears Canada changed its fiscal year end from the Saturday nearest December 31st to the Saturday nearest January 31st. This change has been retrospectively applied to all prior year amounts included in the following segment results for Sears Canada. See Note 2 for further information on the impact of this change.

	2008
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$16,219	$25,315	$5,236	$46,770

Costs and expenses
Cost of sales, buying and occupancy	12,442	18,084	3,592	34,118
Selling and administrative	3,456	6,415	1,189	11,060
Depreciation and amortization	138	724	119	981
Impairment charges	21	339	—	360
Gain on sales of assets	(10)	(10)	(31)	(51)

Total costs and expenses	16,047	25,552	4,869	46,468

Operating income (loss)	$172	$(237)	$367	$302

Total assets	$5,968	$16,089	$3,285	$25,342

	2007
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$17,256	$27,845	$5,602	$50,703

Costs and expenses
Cost of sales, buying and occupancy	13,202	19,589	3,847	36,638
Selling and administrative	3,537	6,698	1,233	11,468
Depreciation and amortization	116	802	131	1,049
Gain on sales of assets	(1)	(28)	(9)	(38)

Total costs and expenses	16,854	27,061	5,202	49,117

Operating income	$402	$784	$400	$1,586

Total assets	$6,275	$17,635	$3,487	$27,397

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

	2006
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$18,647	$29,179	$5,190	$53,016

Costs and expenses
Cost of sales, buying and occupancy	14,061	20,120	3,643	37,824
Selling and administrative	3,623	6,820	1,131	11,574
Depreciation and amortization	77	927	139	1,143
Gain on sales of assets	(71)	(11)	—	(82)
Restructuring charges	9	—	19	28

Total costs and expenses	17,699	27,856	4,932	50,487

Operating income	$948	$1,323	$258	$2,529

Total assets	$7,750	$19,209	$2,947	$29,906

NOTE 19—LEGAL PROCEEDINGS

Maurice Levie, individually and on behalf of all others similarly situated v. Sears, Roebuck & Co., et al.—Following the announcement of the Merger on November 17, 2004, a lawsuit was filed in the United States District Court for the Northern District of Illinois relating to the transaction. This suit asserts claims under the federal securities laws on behalf of a class of former Sears’ stockholders against Sears, Alan J. Lacy, Edward S. Lampert and ESL Partners, L.P. for allegedly failing to make timely disclosure of merger discussions during the period September 9 through November 16, 2004, and seeks damages. On July 17, 2007, the Court granted in part and denied in part plaintiffs’ motion for class certification, certifying a class of Sears’ stockholders who sold shares of Sears’ stock between September 9, 2004 and November 16, 2004, excluding short sellers who covered their positions during the class period. On September 24, 2007, the Seventh Circuit Court of Appeals denied defendants’ petition for leave to appeal the class certification order. Merits and expert discovery are concluded. The Court has set the matter for a status hearing on May 1, 2009.

In re: Sears Holdings Corporation Securities Litigation—In May and July 2006, two class action lawsuits, which each name as defendants Sears Holdings Corporation and Edward S. Lampert, were filed in United States District Court for the Southern District of New York, purportedly on behalf of a class of persons that sold shares of Kmart Holding Corporation stock on or after May 6, 2003 through June 4, 2004. The plaintiffs in each case allege that Kmart’s Plan of Reorganization and Disclosure Statement filed on January 24, 2003 and amended on February 25, 2003 misrepresented Kmart’s assets, particularly its real estate holdings, as evidenced by the prices at which Kmart subsequently sold certain of its stores in June 2004 to Home Depot and Sears. The plaintiffs seek damages for alleged misrepresentations. On December 19, 2006, the Court consolidated the actions and plaintiffs filed their consolidated complaint. On April 15, 2008, the Court denied without prejudice defendants’ motion to dismiss. After taking some additional discovery, defendants filed another motion to dismiss which remains pending before the Court. The Court has set the pending motion for a hearing on March 17, 2009.

AIG Annuity Insurance Company, et al. v. Sears, Roebuck and Co. —On October 12, 2004, an action was filed against Sears in the District Court, 192nd Judicial District, Dallas County, Texas by several holders of certain bonds issued by Sears from 1991 through 1993. Plaintiffs purport to allege under theories of breach of contract and misrepresentation, that Sears prematurely redeemed the bonds in 2004 following Sears’ sale of the credit business in 2003. On February 2, 2007, a jury in the case reached a verdict against Sears and the Court subsequently awarded plaintiffs $61 million plus post-judgment interest. Sears then filed a notice of appeal. On

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

August 21, 2008, the appellate court reversed the trial court’s judgment and entered judgment in favor of Sears on all counts. Plaintiffs’ subsequent motion for rehearing was denied. The deadline for filing a petition for review with the Texas Supreme Court is April 4, 2009.

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

We are a defendant in several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried associates who allege various wage and hour violations and unlawful termination practices. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Further, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. One of these class-action lawsuits described above is Moldowan, et al. v. Sears, Roebuck and Company, et al., a lawsuit filed on August 12, 2004 in the Superior Court of the State of California, County of Sonoma in which plaintiffs allege that Sears failed to pay them for all hours worked and otherwise failed to pay them correctly for work performed in accordance with California law. Plaintiffs seek monetary damages in an unspecified amount, together with attorneys’ fees, interest, statutory penalties and punitive damages. The parties have settled the matter and plaintiffs have filed a motion for preliminary approval of the settlement. In agreeing to the settlement, defendants did not admit any wrongdoing and denied committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. We previously established a reserve for the expected settlement and it will not have a material adverse effect on our annual results of operations, financial position, liquidity or capital resources.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 20—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following quarterly financial information for fiscal 2007 reflects the impact of the change in Sears Canada’s year end. We have retrospectively adjusted quarterly amounts previously reported as required by SFAS 154. See Note 2 for further discussion of this change in accounting principle.

	2008
millions, except per share data	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)
Total revenues	$11,068	$11,762	$10,660	$13,280
Cost of sales, buying and occupancy	8,045	8,640	7,806	9,627
Selling and administrative	2,815	2,694	2,731	2,820
Net income (loss)	(56)	65	(146)	190
Basic and diluted net income (loss) per share	(0.43)	0.50	(1.16)	1.55

	2007
millions, except per share data	First Quarter(4)	Second Quarter	Third Quarter	Fourth Quarter
Total revenues
Before change in Canadian year end	$11,702	$12,239	$11,548	$15,070
Impact of change in Canadian year end	45	21	74	4

After change in Canadian year end	$11,747	$12,260	$11,622	$15,074

Cost of sales, buying and occupancy
Before change in Canadian year end	$8,417	$8,845	$8,387	$10,899
Impact of change in Canadian year end	20	24	45	1

After change in Canadian year end	$8,437	$8,869	$8,432	$10,900

Selling and administrative
Before change in Canadian year end	$2,634	$2,799	$2,860	$3,144
Impact of change in Canadian year end	10	3	24	(6)

After change in Canadian year end	$2,644	$2,802	$2,884	$3,138

Net income
Before change in Canadian year end	$216	$176	$2	$419
Impact of change in Canadian year end	7	(3)	2	7

After change in Canadian year end	$223	$173	$4	$426

Basic and diluted net income per share
Before change in Canadian year end	$1.40	$1.17	$0.01	$3.12
Impact of change in Canadian year end	0.05	(0.02)	0.02	0.05

After change in Canadian year end	$1.45	$1.15	$0.03	$3.17

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

Quarterly Items:

(1)

The second quarter of 2008 includes the positive impact of the reversal of a $62 million ($37 million after tax or $0.29 per diluted share) reserve because of the overturning of the February 2, 2007 adverse jury verdict relating to the redemption of certain Sears, Roebuck and Co. bonds in 2004.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(2)

The third quarter of 2008 includes (i) a charge of $101 million ($61 million after tax $0.49 per diluted share) related to the costs associated with the closure of 14 stores and asset impairment and (ii) mark-to-market gains on Sears Canada hedge transactions of $67 million ($29 million after tax and minority interest or $0.23 per diluted share).

(3)

The fourth quarter of 2008 includes (i) a charge of $336 million ($187 million after tax $1.53 per diluted share) related to the a goodwill impairment charge at our subsidiary, OSH, and costs associated with store closings and severance, (ii) mark-to-market gains on Sears Canada hedge transactions of $9 million ($4 million after tax and minority interest or $0.03 per diluted share), (iii) a tax benefit of $8 million ($0.07 per diluted share) related to the resolution of certain income tax matters, and (iv) gains on negotiated repurchases of debt securities prior to maturity of $9 million ($5 million after tax or $0.04 per diluted share).

(4)

The first quarter of 2007 includes (i) a $30 million gain ($18 million after tax or $0.12 per diluted share) related to the legal settlement of a contractual dispute and (ii) a curtailment gain of $27 million ($16 million after tax or $0.11 per diluted share) related to certain amendments made to Sears Canada’s post-retirement benefit plans.

Sears Holdings Corporation

Schedule II—Valuation and Qualifying Accounts

Fiscal Years 2008, 2007 and 2006

Millions	Balance at beginning of period	Additions charged to costs and expenses	(Deductions)	Balance at end of period
Allowance for Doubtful Accounts(1):
Fiscal 2008	$37	$18	$(13)	$42
Fiscal 2007	29	11	(3)	37
Fiscal 2006	35	64	(70)	29
Allowance for Deferred Tax Assets(2):
Fiscal 2008	120	17	(20)	117
Fiscal 2007	216	37	(133)	120
Fiscal 2006	215	1	—	216

(1)	Charges to the account are for the purposes for which the reserves were created.

(2)

At the end of fiscal 2007, we had a state net operating loss (“NOL”) deferred tax asset of $178 million and a valuation allowance of $120 million. In fiscal 2008, there was a net addition to the state NOL deferred tax asset of $8 million, bringing the ending balance to $186 million. The additional NOL’s were the result of additional state losses incurred in fiscal 2008, netted against NOL expirations. The valuation allowance decreased by $3 million, to $117 million. Additional state valuation allowances were created against the state losses incurred in fiscal 2008 and were netted against state valuation allowances reversals due to expiring state NOL’s in fiscal 2008.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. In making its assessment, management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The assessment included the documentation and understanding of the Company’s internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.

Based on this evaluation, management concluded that, as of January 31, 2009, the Company’s internal control over financial reporting is effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

Deloitte & Touche LLP, independent registered public accounting firm, has reported on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sears Holdings Corporation

We have audited the accompanying consolidated balance sheets of Sears Holdings Corporation and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Sears Holdings Corporation and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended

January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company changed the fiscal year end of one of its subsidiaries to conform to the Company’s fiscal year in fiscal 2007 and its method of accounting for pension and other postretirement benefits to conform to FASB Statement No 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in fiscal 2008 and fiscal 2006.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
March 16, 2009

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

On March 12, 2009, the Compensation Committee of the Board of Directors of the Company approved an amendment (the “Amendment”) to the 2007 Executive Long-Term Incentive Program (the “2007 LTIP”) to convert the performance-based restricted stock awards (“Stock Awards”) granted under the 2007 LTIP to cash incentive awards. Each cash incentive award consists of a number of units equal to the number of shares of Company common stock covered by the original Stock Award. Each unit has a value equal, as of any date, to the value of a share of the Company’s common stock on that date. Each cash incentive award constitutes a commitment by the Company to distribute an amount equal to the number of units multiplied by the fair market value of a share of the Company’s common stock at the time of distribution, subject to satisfaction of all of the terms and conditions described in the 2007 LTIP as amended by the Amendment. Payment of the cash incentive awards is subject to the same EBITDA performance goal, vesting requirements and other terms and conditions as the original Stock Awards. Each cash incentive award is expected to be satisfied by a distribution in cash to the participant, provided, however, that, at the discretion of the Compensation Committee, the Company may elect to satisfy such cash incentive award by payment of shares of the Company’s common stock in lieu of cash, or a combination of cash and shares of the Company’s common stock. For additional information regarding the 2007 LTIP, see the Company’s proxy statement dated March 26, 2008. The Company’s interim Chief Executive Officer and President, W. Bruce Johnson, is the only named executive officer (as such term is defined in Item 5.02 of SEC Form 8-K) who held a Stock Award on March 12, 2009. Mr. Johnson surrendered 19,667 shares of performance-based restricted stock to the Company in exchange for a cash incentive award consisting of 19,667 units.

On March 12, 2009, one of our current directors, Richard C. Perry, advised us that he has decided not to stand for re-election to our Board of Directors at the Company’s Annual Meeting of Stockholders to be held on May 4, 2009 in order to devote more time to Perry Capital matters. Mr. Perry has indicated his intention to serve until the Annual Meeting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of Holdings is incorporated herein by reference to the information regarding Director nominees and current Directors under “Item 1. Election of Directors” and the information under “Committees of the Board of Directors,” “Director Independence” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2009 Proxy Statement and to Part I of this Report.

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

Information regarding executive and director compensation is incorporated by reference to the material under the headings “Executive Compensation,” “Compensation of Directors,” and “Compensation Committee Report” of the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Amount and Nature of Beneficial Ownership” of the 2009 Proxy Statement.

See also “Equity Compensation Plan Information” in Item 5 of this Report for a discussion of securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the headings “Certain Relationships and Transactions” and “Corporate Governance” of the 2009 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the material under the headings “Independent Auditor Fees” and “Review of Auditor Independence” of the 2009 Proxy Statement.

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

SEARS HOLDINGS CORPORATION

By:	/s/ WILLIAM K. PHELAN
Name:	William K. Phelan
Title:	Senior Vice President and Controller
Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

	* W. BRUCE JOHNSON	Interim Chief Executive Officer and President (principal executive officer)	March 16, 2009
W. Bruce Johnson

	* MICHAEL D. COLLINS	Senior Vice President and Chief Financial Officer (principal financial officer)	March 16, 2009
Michael D. Collins

	* WILLIAM K. PHELAN	Senior Vice President and Controller (principal accounting officer)	March 16, 2009
William K. Phelan

	* EDWARD S. LAMPERT	Director and Chairman of the Board of Directors	March 16, 2009
Edward S. Lampert

	* WILLIAM C. CROWLEY	Director, Executive Vice President and Chief Administrative Officer	March 16, 2009
William C. Crowley

	* STEVEN T. MNUCHIN	Director	March 16, 2009
Steven T. Mnuchin

	* RICHARD C. PERRY	Director	March 16, 2009
Richard C. Perry

	* ANN N. REESE	Director	March 16, 2009
Ann N. Reese

	* KEVIN B. ROLLINS	Director	March 16, 2009
Kevin B. Rollins

	* EMILY SCOTT	Director	March 16, 2009
Emily Scott

	* THOMAS J. TISCH	Director	March 16, 2009
Thomas J. Tisch

By	/S/ WILLIAM K. PHELAN
* William K. Phelan
Individually and as Attorney-in-fact

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

4.1	Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

10.1	Guarantee executed by Sears, Roebuck and Co. under the Indenture, dated as of May 15, 1995, between Sears Roebuck Acceptance Corp. and JP Morgan Chase Bank (successor to The Chase Manhattan Bank, N.A.), as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 (incorporated by reference to Exhibit 4(g) to Sears Roebuck Acceptance Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-4040)).

10.2	Guarantee executed by Sears, Roebuck and Co. under the Indenture, dated as of October 1, 2002, between Sears Roebuck Acceptance Corp. and BNY Midwest Trust Company, as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 (incorporated by reference to Exhibit 4(h) to Sears Roebuck Acceptance Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-4040)).

10.3	Guarantee dated as of November 3, 2003 by Sears, Roebuck and Co. of the commercial paper master notes of Sears Roebuck Acceptance Corp. (incorporated by reference to Exhibit 10.38 to Sears, Roebuck and Co.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 1-416)).

10.4	Five-Year Credit Agreement, dated as of February 22, 2005 (the “Credit Agreement”), among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation as Borrowers, the Initial Lenders named therein, Citicorp USA, Inc. and Bank of America, N.A., as Syndication Agents, Barclays Bank PLC, Lehman Commercial Paper Inc., HSBC Bank USA, Merrill Lynch Bank USA, Morgan Stanley Bank, The Royal Bank of Scotland, PLC and Wachovia Bank National Association, the Documentation Agents, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10(a) to Sears Roebuck Acceptance Corp.’s current report on Form 8-K dated February 22, 2005, filed on February 28, 2005 (File No. 1-4040)).

10.5	First Amendment, dated as of November 4, 2005, to the Credit Agreement, among the Registrant, Sears Roebuck Acceptance Corp., Kmart Corporation, the Lenders party thereto, certain other parties, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended January 28, 2006 (the “2005 10-K”) (File No. 000-51217)).

10.6	Guarantee and Collateral Agreement dated March 24, 2005 by and among the Registrant, Sears, Roebuck and Co., and certain other affiliates of the Company (incorporated by reference to Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005 (File No. 000-51217)).

10.7	Purchase, Sale and Servicing Transfer Agreement, dated as of July 15, 2003, by and among Sears, Roebuck and Co., certain subsidiaries of Sears, Roebuck and Co. and Citicorp (incorporated by reference to Exhibit 10.1 to Sears, Roebuck and Co.’s Current Report on Form 8-K dated July 15, 2003 (File No. 1-416)).

10.8	Amendment No. 1, dated as of November 3, 2003, to the Purchase, Sale and Servicing Transfer Agreement, by and among Sears, Roebuck and Co., certain subsidiaries of Sears, Roebuck and Co. and Citicorp (incorporated by reference to Exhibit 2(b) to Sears, Roebuck and Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-416)).

E-1

10.9	Amended and Restated Program Agreement, dated as of July 15, 2003, amended and restated as of November 3, 2003, by and between Sears, Roebuck and Co., Sears Intellectual Property Management Company and Citibank (USA) N.A. (incorporated by reference to Exhibit 10(a) to Sears, Roebuck and Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-416).

10.10	Terms Sheet For Revision of Program Agreement Between Sears, Roebuck and Co. and Citibank USA, N.A., dated April 29, 2005 (incorporated by reference to Exhibit 10.40 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005 (File No. 000-51217)).

10.11	Sears Holdings Corporation Director Compensation Program (incorporated by reference to Exhibit 10(b) to Registrant’s Current Report on Form 8-K dated September 13, 2005, filed on September 16, 2005 (File No. 000-51217)).**

10.12	Sears Holdings Corporation 2006 Stock Plan, as amended (incorporated by reference to Appendix C to Registrant’s Proxy Statement dated March 15, 2006 (File No. 00051217)).**

10.13	Sears Holdings Corporation Umbrella Incentive Program, as amended (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K, for the fiscal year ended February 2, 2008 (the “2007 10-K”)) (File No. 000-51217).**

10.14	Form of Sears Holdings Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.44 to the 2007 10-K) (File No. 000-51217).**

10.15	Sears Holdings Corporation 2006 Long-Term Incentive Program (incorporated by reference to Exhibit 10.43 to the 2005 10-K) (File No. 000-51217).**

10.16	Form of LTIP Award Agreement (2006 and 2008) (incorporated by reference to Exhibit 10.45 to the 2007 10-K) (File No. 000-51217).**

10.17	Sears Holdings Corporation 2007 Executive Long-Term Incentive Program Document (incorporated by reference to Appendix A-1 to Registrant’s Proxy Statement dated April 3, 2007 (File No. 000-51217)).**

*10.18	First Amendment to the Sears Holdings Corporation 2007 Executive Long-Term Incentive Program Document.**

10.19	Form of 2007 Executive LTIP Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2007) (File No. 000-51217).**

*10.20	Form of Addendum to 2007 Executive LTIP Restricted Stock Award Agreement.**

10.21	Sears Holdings Corporation 2008 Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2008 (File No. 000-51217)).**

10.22	Sears Holdings Corporation 2008 Annual Incentive Plan Document (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2008 (File No. 000-51217)).**

10.23	Revised Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005 (File No. 000-51217)).**

10.24	Revised Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005 (File No. 000-51217)).**

10.25	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.18 to the 2007 10-K) (File No. 000-51217).**

E-2

10.26	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.19 to the 2007 10-K) (File No. 000-51217).**

*10.27	Form of Executive Severance Agreement.**

*10.28	Form of Executive Severance Agreement.**

10.29	Letter from Registrant to W. Bruce Johnson relating to employment dated February 3, 2006 (incorporated by reference to Exhibit 10.16 to the 2005 10-K) (File No. 000-51217).**

*10.30	Letter from Registrant to W. Bruce Johnson relating to employment dated January 28, 2008.**

10.31	Letter from Registrant to Michael D. Collins relating to Employment dated December 5, 2008 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated December 3, 2008, filed on December 9, 2008 (File No. 000-51217)).**

*10.32	Letter from Registrant to Scott J. Freidheim relating to Employment dated January 20, 2009.**

*10.33	Letter from Registrant to Scott J. Freidheim relating to cash component of long-term special incentive award dated February 18, 2009.**

*10.34	Letter from Registrant to Richard E. Gerstein relating to Employment dated July 16, 2007.**

*10.35	Letter from Registrant to Richard E. Gerstein relating to Employment dated September 3, 2008.**

*10.36	Letter from Registrant to Kevin R. Holt relating to Employment dated February 25, 2008.**

*10.37	Executive Employment and Severance Agreement, dated as of February 25, 2008, between the Registrant and Kevin R. Holt.**

10.38	Letter from Registrant to J. Miles Reidy relating to employment dated September 12, 2007 (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, dated September 10, 2007, filed on September 14, 2007 (File No. 000-51217)).**

10.39	Letter from Registrant to J. Miles Reidy dated June 27, 2008 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 25, 2008, filed on June 27, 2008 (File No. 000-51217)).**

10.40	Letter from Registrant to J. Miles Reidy dated December 5, 2008 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated December 3, 2008, filed on December 9, 2008 (File No. 000-51217)).**

*21	Subsidiaries of Registrant.

*23	Consent of Deloitte & Touche LLP.

*24	Power of Attorney of certain officers and directors of Registrant.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

E-3