Form 10-Q
period 2009-05-02
SEARS HOLDINGS CORP
filed 2009-05-28
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the Quarterly Period Ended May 2, 2009

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

Yes    ☒            No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    ☐            No    ☐

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

Yes    ☐             No    ☒

As of May 22, 2009, the registrant had 119,939,341 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 Weeks Ended May 2, 2009 and May 3, 2008

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended
millions, except per share data	May 2, 2009	May 3, 2008
REVENUES
Merchandise sales and services	$10,055	$11,068

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,182	8,045
Selling and administrative	2,573	2,815
Depreciation and amortization	226	248
Gain on sales of assets	(54)	(32)

Total costs and expenses	9,927	11,076

Operating income (loss)	128	(8)
Interest expense	(59)	(66)
Interest and investment income	5	11
Other loss	(16)	(1)

Income (loss) before income taxes	58	(64)
Income tax (expense) benefit	(24)	28

Net income (loss)	34	(36)
Income attributable to noncontrolling interest	(8)	(20)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$26	$(56)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic earnings (loss) per share	$0.22	$(0.43)
Diluted earnings (loss) per share	$0.21	$(0.43)
Basic weighted average common shares outstanding	120.8	131.7
Diluted weighted average common shares outstanding	121.0	131.7

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
millions	May 2, 2009	May 3, 2008	January 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$1,141	$1,413	$1,173
Restricted cash	108	—	124
Accounts receivable	813	943	839
Merchandise inventories	9,462	10,309	8,795
Prepaid expenses and other current assets	441	434	458
Deferred income taxes	28	34	27

Total current assets	11,993	13,133	11,416
Property and equipment, net	7,959	8,698	8,091
Goodwill	1,392	1,668	1,392
Trade names and other intangible assets	3,264	3,343	3,283
Other assets	1,140	496	1,160

TOTAL ASSETS	$25,748	$27,338	$25,342

LIABILITIES
Current liabilities
Short-term borrowings	$839	$809	$442
Current portion of long-term debt and capitalized lease obligations	91	410	345
Merchandise payables	3,467	3,681	3,006
Accrued expenses and other current liabilities	3,126	3,424	3,226
Unearned revenues	1,056	1,110	1,069
Other taxes	427	537	424

Total current liabilities	9,006	9,971	8,512

Long-term debt and capitalized lease obligations	2,114	2,289	2,132
Pension and post-retirement benefits	2,044	1,176	2,057
Other long-term liabilities	2,854	3,006	2,942

Total Liabilities	16,018	16,442	15,643

EQUITY
Total Equity	9,730	10,896	9,699

TOTAL LIABILITIES AND EQUITY	$25,748	$27,338	$25,342

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
millions	May 2, 2009	May 3, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$34	$(36)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	226	248
Gain on sales of assets	(54)	(32)
Pension and post-retirement plan contributions	(52)	(85)
Settlement of Canadian dollar hedges	—	(48)
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	1	(68)
Merchandise inventories	(642)	(368)
Merchandise payables	448	206
Income and other taxes	(22)	(110)
Mark-to-market and settlement losses on Sears Canada U.S. dollar option contracts	23	—
Other operating assets	29	81
Other operating liabilities	(81)	(305)

Net cash used in operating activities	(90)	(517)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property	6	44
Decrease (increase) in investments and restricted cash	42	(13)
Purchases of property and equipment	(76)	(178)

Net cash used in investing activities	(28)	(147)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	—	5
Repayments of long-term debt	(285)	(136)
Increase in short-term borrowings, primarily 90 days or less	396	646
Additional purchase of noncontrolling interest	(7)	—
Purchase of treasury stock	(40)	(40)

Net cash provided by financing activities	64	475

Effect of exchange rate changes on cash and cash equivalents	22	(20)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(32)	(209)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,173	1,622

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,141	$1,413

SUPPLEMENTAL CASH FLOW DATA:
Income taxes paid, net of refunds	47	132
Cash interest paid	55	54

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity Attributable to Holdings’ Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at February 2, 2008—as reported	132	$1	$10,419	$4,509	$(4,331)	$69	$—	$10,667
Effects of adoption of SFAS No. 160	—	—	—	—	—	—	313	313

Balance at February 2, 2008—as adjusted	132	$1	$10,419	$4,509	$(4,331)	$69	$313	$10,980
Comprehensive (loss)
Net loss	—	—	—	(56)	—	—	20	(36)
Cumulative translation adjustment	—	—	—	—	—	(7)	(7)	(14)

Total Comprehensive (Loss)								(50)
Shares repurchased	—	—	—	—	(40)	—	—	(40)
Other	—	—	(4)	—	10	—	—	6

Balance at May 3, 2008	132	$1	$10,415	$4,453	$(4,361)	$62	$326	$10,896

Balance at January 31, 2009—as reported	122	$1	$10,441	$4,562	$(5,012)	$(612)	$—	$9,380
Effects of adoption of SFAS No. 160	—	—	—	—	—	—	319	319

Balance at January 31, 2009—as adjusted	122	$1	$10,441	$4,562	$(5,012)	$(612)	$319	$9,699
Comprehensive income
Net income	—	—	—	26	—	—	8	34
Pension and postretirement adjustments, net of tax	—	—	—	—	—	16	—	16
Cumulative translation adjustment	—	—	—	—	—	21	5	26

Total Comprehensive Income								76
Canadian shares purchased	—	—	(2)	—	—	—	(5)	(7)
Shares repurchased	(1)	—	—	—	(40)	—	—	(40)
Other	—	—	35	—	(33)	—	—	2

Balance at May 2, 2009	121	$1	$10,474	$4,588	$(5,085)	$(575)	$327	$9,730

See accompanying notes.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Sears Holdings Corporation (“Holdings,” “we,” “us,” “our” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), which was completed on March 24, 2005. We are a broadline retailer with approximately 2,300 full-line and 1,250 specialty retail stores in the United States, operating through Kmart and Sears, and approximately 390 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 73%-owned subsidiary.

These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current interim period presentation. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The retail business is seasonal in nature, and we generate a high proportion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. These interim financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

NOTE 2 – BORROWINGS

Total borrowings were as follows:

millions	May 2, 2009	May 3, 2008	January 31, 2009
Short-term borrowings:
Unsecured commercial paper	$3	$144	$7
Secured borrowings	836	665	435
Long-term debt, including current portion:
Notes and debentures outstanding	1,543	1,974	1,813
Capitalized lease obligations	662	725	664

Total borrowings	$3,044	$3,508	$2,919

Credit Agreement

As of May 2, 2009, we had a $4.0 billion, five-year credit agreement (the “Original Credit Agreement”) in place as a funding source for general corporate purposes, which included a $1.5 billion letter of credit sub-limit. The Original Credit Agreement, which had an expiration date of March 24, 2010, was a revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Original Credit Agreement was guaranteed by Holdings and certain of our direct and indirect subsidiaries and secured by a first lien on our domestic inventory, accounts receivable and the proceeds thereof. Availability under the Original Credit Agreement was determined pursuant to a borrowing base formula, based on domestic inventory levels, subject to certain limitations. The Original Credit Agreement did not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings. We extended and amended our Original Credit Agreement on May 21, 2009 as further discussed below.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Extension and Amendment of Credit Agreement

On May 21, 2009, we extended the maturity date of our revolving credit facility by entering into an amended credit agreement (the “Amended Agreement”) which has an expiration date of June 22, 2012. Our Original Credit Agreement, which was set to expire on March 24, 2010, provided $4.0 billion of borrowing capacity, however only approximately $3.8 billion had been available since September 2008 when an affiliate of Lehman Brothers notified us it would no longer fund its proportionate share of commitments under the Original Agreement. As part of the Amended Agreement, our borrowing capacity under the Original Credit Agreement will be increased over the original amount to $4.1 billion until March 24, 2010.

The amended terms and conditions of the asset based credit facility provide for a bifurcation of the existing $4 billion facility into a $2.4 billion tranche maturing on June 22, 2012 and bearing an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.00% (the “Extended Tranche”), with a LIBOR floor of 1.75%, and a $1.7 billion tranche maturing March 24, 2010, bearing an initial interest rate of LIBOR plus 0.875% (the “Existing Tranche”). The bifurcation into the Extended Tranche provides Holdings and its subsidiaries more than adequate liquidity for standby letters of credit and working capital needs. The Amended Agreement also provides an accordion feature that allows us to use existing collateral in the facility to obtain up to $1.0 billion of additional capacity subsequent to March 24, 2010 should we so choose. The amendment and extension revises certain terms of the credit agreement to reflect current market conditions. In connection with the Amended Agreement, the Company agreed to limit the amount of cash accumulated when borrowings are outstanding under the credit facility. Similar to the Original Agreement, the Amended Agreement has a $1.5 billion letter of credit sub-limit, is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and determines availability pursuant to a borrowing base formula. See Item 5 of this report on Form 10-Q for further information regarding material terms of the Amended Agreement.

At May 2, 2009, we had $836 million of borrowings and $930 million of letters of credit outstanding under the Original Credit Agreement. Our availability under the agreement, given total outstanding borrowings and letters of credit of $1.8 billion, was $2.2 billion at May 2, 2009. The majority of the letters of credit outstanding under both agreements are used to provide collateral for our insurance programs.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In November 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sub-limit. The OSH LLC Facility was subsequently amended in December 2006 to expire in December 2011. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. As of May 2, 2009, there were no borrowings outstanding under the OSH LLC Facility and $6 million in outstanding letters of credit.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

On February 1, 2009, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” The standard supplements the required disclosures provided under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, with additional qualitative and quantitative information. Accordingly, the disclosures that follow should be read along with our existing disclosure in Note 5 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2009.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We are exposed to fluctuations in foreign currency exchange rates as a result of our net investment in Sears Canada. Further, Sears Canada is exposed to fluctuations in foreign currency exchange rates due to inventory purchase contracts denominated in U.S. dollars. As a result, we primarily use derivatives as a risk management tool to decrease our exposure to fluctuations in the foreign currency market. While we have some variable rate debt, our use of derivatives to hedge exposure to changes in interest rates is not material.

Earnings Effects of Derivatives on the Statements of Income

For derivatives that were designated as hedges of our net investment in Sears Canada, we assessed effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivatives were recorded in the currency translation adjustments line in Accumulated Other Comprehensive Income and will remain there until we substantially liquidate or sell our holdings in Sears Canada.

Changes in the fair value of any derivatives that are not designated as hedges are recorded in earnings each period. Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated option contracts for a portion of its expected requirements. Since Holdings’ functional currency is the U.S. dollar, we are not directly exposed to the risk of exchange rate changes due to Sears Canada’s merchandise purchases, and therefore we do not account for these instruments as a hedge of our foreign currency exposure risk.

Hedges of Net Investment in Sears Canada

We, from time to time, enter into foreign currency forward contracts, which have typically been designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada. As of May 3, 2008, we had a series of foreign currency forward contracts outstanding with a total Canadian notional value of $400 million and with a weighted-average remaining life of 0.2 years. These contracts were designated and qualified as hedges of the foreign currency exposure of our net investment in Sears Canada. Accordingly, the aggregate fair value of the forward contracts as of May 3, 2008, negative $13 million, was recorded as a liability on our condensed consolidated balance sheet, with an offsetting amount, net of tax, recorded as a component of other comprehensive income. We had no such foreign currency forward contracts outstanding as of May 2, 2009.

Sears Canada Hedges of Merchandise Purchases

At May 2, 2009, Sears Canada had entered into foreign currency option contracts with a total notional value of $385 million. We recorded a mark-to-market asset of $51 million related to the option contracts at May 2, 2009. We also recorded mark-to-market and settlement losses on these contracts of $23 million in other income for the 13-week period ended May 2, 2009.

In addition, we recorded a mark-to-market asset and gains on the embedded derivative within the merchandise purchase contracts, which the foreign currency option contracts are designed to hedge. We recorded an asset of $3 million related to this embedded derivative at May 2, 2009, and mark-to-market gains of $5 million for the 13-week period ended May 2, 2009 related to the change in the fair value of this embedded derivative. See Note 4 for further information regarding fair value of these derivatives and the respective balance sheet classifications as of May 2, 2009.

Counterparty Credit Risk

We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better. All counterparties with which we transact maintained an investment grade debt rating as of May 2, 2009.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 4 – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

We determine fair value of financial assets and liabilities based on the following fair value hierarchy, as prescribed by SFAS No. 157 “Fair Value Measurements,” which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1 inputs – unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information.

Level 2 inputs – inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates.

Level 3 inputs – unobservable inputs for the asset or liability.

The following table provides the fair value measurement amounts for assets and liabilities recorded on our Condensed Consolidated Balance Sheet at fair value as of May 2, 2009, May 3, 2008 and January 31, 2009:

millions	Total Fair Value Amounts at May 2, 2009	Level 1	Level 2	Level 3
Short-term investments(1)	$16	$—	$16	$—
Foreign currency derivative assets(1)	54	—	54	—

Total	$70	$—	$70	$—

millions	Total Fair Value Amounts at May 3, 2008	Level 1	Level 2	Level 3
Investments in equity securities(2)	$23	$23	$—	$—
Foreign currency derivative liabilities(1)	(12)	—	(12)	—

Total	$11	$23	$(12)	$—

millions	Total Fair Value Amounts at January 31, 2009	Level 1	Level 2	Level 3
Short-term investments(1)	$38	$—	$38	$—
Foreign currency derivative assets(1)	74	—	74	—
Foreign currency derivative liabilities(3)	(6)	—	(6)	—

Total	$106	$—	$106	$—

(1)	Included within Prepaid expenses and other current assets on the condensed consolidated balance sheet.
(2)	Included within Other assets on the condensed consolidated balance sheet.
(3)	Included within Other current liabilities on the condensed consolidated balance sheet.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Short-term investments are typically valued at the closing price in the principal active market as of the last business day of the quarter. Short-term investments at May 2, 2009 and January 31, 2009 include $16 million and $38 million, respectively, on deposit with The Reserve Primary Fund, a money market fund that has temporarily suspended withdrawals while it liquidates its holdings to generate cash to distribute. The fair value of this investment was determined by using estimates based on the values of similar assets and information obtained from the brokerage through which trades are made.

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

NOTE 5 – ACQUISITION OF NONCONTROLLING INTEREST IN SEARS CANADA

During the first quarter of fiscal 2009, the Company increased its controlling interest in Sears Canada by acquiring approximately 0.5 million common shares in open market transactions. The Company paid a total of $7 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51”. The acquisition of the additional interest in Sears Canada was not material to our financial position. Our majority interest in Sears Canada remains at 73%.

NOTE 6 – STORE CLOSINGS

During the first quarter of 2009, we closed four stores we originally announced would close during the fourth quarter of fiscal 2008. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, expenses related to future rent payments for which the Company no longer intends to receive any economic benefit should be accrued for when the Company ceases to use the leased space. We recorded a charge of $3 million for future rent payments in the first quarter when we completely moved out of the retail space at these four locations. We expect to record an additional charge of approximately $28 million during the second quarter of fiscal 2009 as we complete operations at the remaining 24 stores we announced would close during the fourth quarter of fiscal 2008.

NOTE 7 – CLAIMS RESOLUTION AND BANKRUPTCY-RELATED SETTLEMENTS

On May 6, 2003, Kmart Corporation (the “Predecessor Company”), a predecessor operating company of Kmart, emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws pursuant to the terms of a plan of reorganization (the “Plan of Reorganization”). The Predecessor Company is an indirect, wholly owned subsidiary of Kmart and an indirect, wholly-owned subsidiary of Holdings.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

During fiscal 2008, we completed the settlement of all of the claims associated with the discharge of the Predecessor Company’s liabilities subject to compromise pursuant to the Plan of Reorganization. Accordingly, all of the 31.9 million shares set aside for distribution to creditors as part of the Plan of Reorganization have been distributed as of this date.

NOTE 8 – SHAREHOLDERS’ EQUITY

Share Repurchase Program

During the 13-week period ended May 2, 2009, we repurchased 1.0 million of our common shares at a total cost of $40 million, or an average price of $41.04 per share, under our share repurchase program. As of May 2, 2009, we had $465 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

NOTE 9 – BENEFIT PLANS

Pension and Post-retirement Benefit Plans

We provide benefits to certain associates who are eligible under various defined benefit pension plans, contributory defined benefit pension plans and other post-retirement plans, primarily retiree medical benefits. The following table summarizes the components of total net periodic benefit expense for our retirement plans:

	13 Weeks Ended
millions	May 2, 2009	May 3, 2008
Components of net periodic expense:
Benefits earned during the period	$4	$7
Interest costs	104	109
Expected return on plan assets	(71)	(107)
Amortization of experience gains/losses	15	—

Net periodic expense	$52	$9

Contributions

During the 13-week period ended May 2, 2009, we made total contributions of $52 million to our pension and post-retirement plans. During the 13-week period ended May 3, 2008, we made total contributions of $85 million to our pension and post-retirement plans. We anticipate making aggregate contributions of approximately $180 million over the remainder of fiscal 2009.

NOTE 10 – INCOME TAXES

At May 2, 2009, we had gross unrecognized tax benefits of $358 million. Of this amount, $138 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

benefits related to gross temporary differences or any other indirect benefits. Included in the $138 million are $58 million of tax liabilities, net of federal tax benefit, related to uncertain tax positions of previously acquired entities taken prior to their acquisition by Holdings that would, with the adoption of SFAS 141(R), impact our effective tax rate if recognized (see Note 14). During the quarter, we reduced gross unrecognized tax benefits by $2 million for state tax settlements. We expect that our unrecognized tax benefits could decrease up to $68 million over the next 12 months for federal and state settlements and for federal and state tax positions related to prior business dispositions due to both the expiration of the statute of limitations for certain jurisdictions as well as expected related settlements.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At May 2, 2009, the total amount of interest and penalties recognized on our condensed consolidated balance sheet was $92 million ($60 million net of federal benefit). The total amount of interest and penalties recognized in our condensed consolidated statement of income for the first quarter of fiscal 2009 was $3 million (net of federal tax benefit).

We file income tax returns in the United States as well as various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) has commenced an audit of the Holdings’ federal income tax returns for the fiscal years 2006 and 2007. The IRS has completed its examination of Sears’ federal income tax returns for the fiscal years 2002, 2003, 2004, and 2005 and Holdings’ federal income tax return for the fiscal year 2005. We are working with the IRS to resolve certain matters arising from these exams. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the fiscal years 2001 – 2007, and Kmart is under examination by such jurisdictions for the fiscal years 2003 – 2007.

At May 2, 2009, we had Federal net operating loss (“NOL”) carryforwards from the Predecessor Company of approximately $269 million subject to an overall annual section 382 limitation of $96 million, generating deferred tax assets of approximately $94 million. The federal NOL carryforwards will expire in 2021, 2022, 2023, and 2028. We also have credit carryforwards of $108 million, which will expire between 2015 and 2028.

At the end of fiscal 2008, we had a state NOL deferred tax asset of $186 million and a valuation allowance of $117 million. In the first quarter of fiscal 2009, there were no adjustments to the state NOL deferred tax asset and valuation allowance. The state NOL’s will predominantly expire between 2017 and 2028

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 11 – SUMMARY OF SEGMENT DATA

We have three reportable segments: Kmart, Sears Domestic and Sears Canada.

	For the 13 Weeks Ended
	May 2, 2009
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$3,593	$5,572	$890	$10,055

Costs and expenses
Cost of sales, buying and occupancy	2,735	3,825	622	7,182
Selling and administrative	814	1,528	231	2,573
Depreciation and amortization	36	166	24	226
Gain on sales of assets	(9)	(1)	(44)	(54)

Total costs and expenses	3,576	5,518	833	9,927

Operating income	$17	$54	$57	$128

Total assets	$6,124	$16,311	$3,313	$25,748

	For the 13 Weeks Ended
	May 3, 2008
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$3,733	$6,100	$1,235	$11,068

Costs and expenses
Cost of sales, buying and occupancy	2,866	4,329	850	8,045
Selling and administrative	856	1,654	305	2,815
Depreciation and amortization	33	183	32	248
(Gain) loss on sales of assets	(1)	1	(32)	(32)

Total costs and expenses	3,754	6,167	1,155	11,076

Operating income (loss)	$(21)	$(67)	$80	$(8)

Total assets	$6,379	$17,516	$3,443	$27,338

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 12 – SUPPLEMENTAL FINANCIAL INFORMATION

Accrued expenses and other current liabilities at May 2, 2009, May 3, 2008 and January 31, 2009 consisted of the following:

millions	May 2, 2009	May 3, 2008	January 31, 2009
Payroll and benefits payable	$371	$358	$339
Outstanding checks in excess of funds on deposit	240	290	228
Current portion of self-insurance reserves	402	368	364
Customer deposits	311	369	362
Accrued expenses and other current liabilities	1,802	2,039	1,933

Total	$3,126	$3,424	$3,226

Other long-term liabilities as of May 2, 2009, May 3, 2008 and January 31, 2009 consisted of the following:

millions	May 2, 2009	May 3, 2008	January 31, 2009
Unearned revenues	$867	$928	$889
Self-insurance reserves	812	819	826
Other	1,175	1,259	1,227

Total	$2,854	$3,006	$2,942

NOTE 13 – LEGAL PROCEEDINGS

Maurice Levie, individually and on behalf of all others similarly situated v. Sears, Roebuck & Co., et al.—Following the announcement of the Merger on November 17, 2004, a lawsuit was filed in the United States District Court for the Northern District of Illinois relating to the transaction. This suit asserts claims under the federal securities laws on behalf of a class of former Sears’ stockholders against Sears, Alan J. Lacy, Edward S. Lampert and ESL Partners, L.P. for allegedly failing to make timely disclosure of merger discussions during the period September 9 through November 16, 2004, and seeks damages. On July 17, 2007, the Court granted in part and denied in part plaintiffs’ motion for class certification, certifying a class of Sears’ stockholders who sold shares of Sears’ stock between September 9, 2004 and November 16, 2004, excluding short sellers who covered their positions during the class period. On September 24, 2007, the Seventh Circuit Court of Appeals denied defendants’ petition for leave to appeal the class certification order. Merits and expert discovery are concluded. Defendants have filed motions for summary judgment and decertification. Briefing on the motions is scheduled to conclude in August 2009 with a decision tentatively scheduled for October 14, 2009.

In re: Sears Holdings Corporation Securities Litigation—In May and July 2006, two class action lawsuits, which each name as defendants Sears Holdings Corporation and Edward S. Lampert, were filed in United States District Court for the Southern District of New York, purportedly on behalf of a class of persons that sold shares of Kmart Holding Corporation stock on or after May 6, 2003 through June 4, 2004. The plaintiffs in each case allege that Kmart’s Plan of Reorganization and Disclosure Statement filed on January 24, 2003 and amended on February 25, 2003 misrepresented Kmart’s assets, particularly its real estate holdings, as evidenced by the prices at which Kmart subsequently sold certain of its stores in June 2004 to Home Depot and Sears. The plaintiffs seek damages for alleged misrepresentations. On December 19, 2006, the Court consolidated the actions and plaintiffs filed their consolidated complaint. On April 15, 2008, the Court denied without prejudice defendants’ motion to

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

dismiss. After taking some additional discovery, defendants filed another motion to dismiss which remains pending before the Court. On March 17, 2009, the Court heard arguments on the pending motion. The parties await a ruling.

AIG Annuity Insurance Company, et al. v. Sears, Roebuck and Co.—On October 12, 2004, an action was filed against Sears in the District Court, 192nd Judicial District, Dallas County, Texas by several holders of certain bonds issued by Sears from 1991 through 1993. Plaintiffs purport to allege under theories of breach of contract and misrepresentation, that Sears prematurely redeemed the bonds in 2004 following Sears’ sale of the credit business in 2003. On February 2, 2007, a jury in the case reached a verdict against Sears and the Court subsequently awarded plaintiffs $61 million plus post-judgment interest. Sears then filed a notice of appeal. On August 21, 2008, the appellate court reversed the trial court’s judgment and entered judgment in favor of Sears on all counts. Plaintiffs’ subsequent motion for rehearing was denied. Plaintiffs have filed a petition for review with the Texas Supreme Court. Briefing on the petition continues.

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

We are a defendant in several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried associates who allege various wage and hour violations and unlawful termination practices. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Further, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. One of these class-action lawsuits described above is Moldowan, et al. v. Sears, Roebuck and Company, et al., a lawsuit filed on August 12, 2004 in the Superior Court of the State of California, County of Sonoma in which plaintiffs allege that Sears failed to pay them for all hours worked and otherwise failed to pay them correctly for work performed in accordance with California law. Plaintiffs seek monetary damages in an unspecified amount, together with attorneys’ fees, interest, statutory penalties and punitive damages. The parties have settled the matter and the Court has preliminarily approved the settlement. In agreeing to the settlement, defendants did not admit any wrongdoing and denied committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. We previously established a reserve for the expected settlement and it will not have a material adverse effect on our annual results of operations, financial position, liquidity or capital resources.

We are subject to various other legal and governmental proceedings, many involving litigation incidental to our businesses. Some matters contain class action allegations, environmental and asbestos exposure allegations and other consumer-based claims, each of which may seek compensatory, punitive or treble damage claims (potentially in large amounts), as well as other types of relief.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which revised SFAS No. 141, “Business Combinations.” We adopted SFAS No. 141(R) on February 1, 2009. SFAS No. 141(R) has a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. The provisions of SFAS No. 141(R) are applied prospectively from the date of adoption, except for adjustments to valuation allowances recorded on previously acquired entities’ deferred tax assets and uncertain tax position balances occurring outside the measurement period, which are recorded as a component of income tax expense in the period of adjustment, rather than goodwill. We expect SFAS 141(R) will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. As of May 2, 2009, we have recorded $60 million of unrecognized tax benefits and $9 million of related interest, net of federal tax benefit, for tax positions of the Predecessor Company and tax positions of acquired entities taken prior to their acquisition by Holdings. Liabilities settled for different amounts will affect our income tax expense in the period of settlement or reversal. Settlements recorded in the first quarter of 2009 did not have a material impact on our results of operations.

On February 1, 2009 we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which amends ARB No. 51, “Consolidated Financial Statements,” to establish new standards that govern the accounting for and reporting of noncontrolling interests in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. SFAS No. 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to a noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; (4) changes in ownership interests resulting in gain or loss be recognized in earnings if control is gained or lost; and (5) in a business combination the noncontrolling interest’s share of net assets acquired be recorded at the fair value, plus its share of goodwill. The provisions of SFAS No. 160 are prospective upon adoption, except for the presentation and disclosure requirements. The presentation and disclosure requirements must be applied retrospectively for all periods presented. Accordingly, our condensed consolidated balance sheets as of May 2, 2009, May 3, 2008 and January 31, 2009, and our condensed consolidated statements of income, condensed consolidated statements of cash flows, and condensed consolidated statements of equity for the three months ended May 2, 2009 and May 3, 2008 have been retrospectively adjusted to reflect noncontrolling interests in Sears Canada and OSH (which represent 27% and 19.9% of the subsidiaries’ ownership, respectively).

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.” We

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

adopted SFAS No. 161 on February 1, 2009. See Note 3 to the Condensed Consolidated Financial Statements for further discussion.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. Additionally, this FSP amends APB Opinion No. 28, “Interim Financial Reporting,” and requires those disclosures in summarized financial information at interim reporting periods. These disclosures are required for interim reporting periods ending after June 15, 2009. We plan to adopt FSP FAS No. 107-1 and APB No. 28-1 in the second quarter of 2009. As this FSP provides only disclosure requirements, the adoption of this standard will not have a material impact on our financial condition or operating results.

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

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 2, 2009 and May 3, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2009.

OVERVIEW OF HOLDINGS

Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are a broadline retailer with approximately 2,300 full-line and 1,250 specialty retail stores in the United States operating through Kmart and Sears and approximately 390 full-line and specialty retail stores in Canada operating through Sears Canada, a 73%-owned subsidiary. We currently conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended January 31, 2009.

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended
millions, except per share data	May 2, 2009	May 3, 2008
REVENUES
Merchandise sales and services	$10,055	$11,068

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,182	8,045
Gross margin dollars	2,873	3,023
Gross margin rate	28.6%	27.3%
Selling and administrative	2,573	2,815
Selling and administrative expense as a percentage of total revenues	25.6%	25.4%
Depreciation and amortization	226	248
Gain on sales of assets	(54)	(32)

Total costs and expenses	9,927	11,076

Operating income (loss)	128	(8)
Interest expense	(59)	(66)
Interest and investment income	5	11
Other loss	(16)	(1)

Income (loss) before income taxes	58	(64)
Income tax (expense) benefit	(24)	28

Net income (loss)	34	(36)
Income attributable to noncontrolling interest	(8)	(20)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$26	$(56)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Diluted earnings (loss) per share	$0.21	$(0.43)
Diluted weighted average common shares outstanding	121.0	131.7

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 2, 2009 and May 3, 2008

Net Income (Loss) Attributable to Holdings’ Shareholders and Earnings (Loss) per Share Summary

Net income attributable to Holdings’ shareholders for the first quarter of 2009 was $26 million ($0.21 per diluted share) as compared to a net loss attributable to Holdings’ shareholders of $56 million ($0.43 loss per diluted share) in the first quarter of 2008, and was affected by a number of significant items. Excluding these items, net income attributable to Holdings’ shareholders for the first quarter of fiscal 2009 was $47 million, or $0.38 per diluted share. Significant items affecting our first quarter 2009 results include:

•

a previously deferred gain on the August 2007 sale of Sears Canada’s former headquarters building of $44 million ($19 million after tax and noncontrolling interest or $0.16 per diluted share) was recognized as Sears Canada ceased use of the building under the lease-back agreement signed at the time of the sale;

•	domestic pension plan expense of $42 million ($25 million after tax or $0.20 per diluted share);

•	mark-to-market losses on Sears Canada hedge transactions of $14 million ($6 million after tax and noncontrolling interest or $0.05 per diluted share); and

•	a charge of $17 million ($9 million after tax and noncontrolling interest or $0.08 per diluted share) related to costs associated with store closings and severance.

As we previously reported, the Company has a legacy pension obligation for past service performed by Kmart and Sears, Roebuck and Co. associates. The annual pension expense included in our financial statements related to these legacy domestic pension plans was relatively minimal in recent years. However, due to the severe decline in the capital markets that occurred in the latter part of 2008 our domestic pension expense will increase by an estimated $160 to $175 million in 2009.

In the second quarter of 2008, we realized a gain of $62 million ($37 million after tax or $0.29 per diluted share) from the overturning of an adverse jury verdict relating to the redemption of certain Sears, Roebuck and Co. bonds in 2004. We do not expect a similar event this year; whereas, we do expect domestic pension expense to increase in the second quarter of 2009 by an amount comparable to the increase experienced in the first quarter.

Comparable Store Sales and Total Revenues

For the first quarter in fiscal 2009, total revenues declined $1.0 billion, or 9.2%, to $10.1 billion, as compared to $11.1 billion for the first quarter of fiscal 2008. The decrease includes a $208 million decline due to unfavorable foreign currency exchange rates and was primarily due to lower comparable store sales.

Domestic comparable store sales declined 7.4% in the aggregate, with Sears Domestic comparable store sales declining 11.7% and Kmart comparable store sales declining 2.1% for the quarter. The decline at Sears Domestic continues to be driven by categories directly impacted by housing market conditions (including the home appliances, lawn & garden and tools categories) and lower apparel sales. The decline in comparable store sales at Kmart was driven by a decline in apparel, partially offset by an increase in sales of home electronics, as well as the benefit of assuming the operations of its footwear business from a third party effective January 2009. See further discussion in the “Segment Operations” section below regarding changes in revenue in each of our segments.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 2, 2009 and May 3, 2008

Gross Margin

For the first quarter of fiscal 2009, we generated $2.9 billion in gross margin, as compared to $3.0 billion in the first quarter of fiscal 2008. The total decline of $150 million includes a $63 million decline related to the negative impact of foreign currency exchange rates on gross margin at Sears Canada. Gross margin dollar declines primarily reflect the negative gross margin impact of lower overall sales.

While gross margin dollars declined, gross margin as a percentage of total revenues (our “gross margin rate”) increased. Our gross margin rate increased 130 basis points to 28.6% in the first quarter of fiscal 2009, as compared to 27.3% for the first quarter of fiscal 2008. The increase in gross margin rate includes increases of 240 basis points at Sears Domestic and 70 basis points at Kmart and was mainly the result of improved inventory management. The increase in domestic gross margin rate was partially offset by a decline in gross margin rate at Sears Canada.

Selling and Administrative Expenses

For the quarter, our selling and administrative expenses decreased $242 million as compared to the first quarter in fiscal 2008. The decline in selling and administrative expenses mainly reflects our focus on controlling costs and includes a decrease in advertising expenses of $107 million as well as an $84 million decrease in payroll and benefits expense. These declines were somewhat offset by expenses incurred for domestic pension plans of $42 million and store closing costs and severance of $17 million. Our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 25.6% for fiscal 2009, as compared to 25.4% for the first quarter of fiscal 2008. The slight increase in our selling and administrative expense rate is primarily the result of lower expense leverage given lower overall sales results.

Depreciation and Amortization

Depreciation and amortization expense decreased by $22 million during the first quarter of fiscal 2009 as compared to the same period in fiscal 2008. The decrease is primarily attributable to additional property and equipment becoming fully depreciated since the first quarter of fiscal 2008, thereby decreasing our depreciable asset base.

Gains on Sales of Assets

We recorded total gains on sales of assets of $54 million during the first quarter of 2009, as compared to $32 million in the first quarter of fiscal 2008. The increase in gains on sales of assets was due to a $44 million gain recognized by Sears Canada on the sale of its former headquarters.

Sears Canada sold its headquarters office building and adjacent land in Toronto, Ontario in August 2007. Sears Canada leased back the property under a leaseback agreement through March 2009, at which time it finished its relocation of all head office operations to previously underutilized space in the Toronto Eaton Centre, Ontario. Given the terms of the leaseback, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred, and the resulting gain was recognized when Sears Canada no longer occupied the associated property.

Operating Income / Loss

For the quarter, we reported operating income of $128 million, as compared to an operating loss of $8 million for the first quarter of fiscal 2008. Operating income for the first quarter of 2009 includes expenses of $59 million

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 2, 2009 and May 3, 2008

related to domestic pension plans and previously announced store closings and severance, as well as a gain on sale of assets at Sears Canada of $44 million. Excluding these items, operating income increased $151 million and was primarily the result of reductions in selling and administrative expenses, partially offset by lower gross margin dollars given lower overall sales.

Other Income / Loss

Other income / loss is primarily comprised of mark-to-market and settlement losses on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net mark-to-market and settlement losses of $18 million were recorded on these transactions in the first quarter of fiscal 2009.

SEGMENT OPERATIONS

The following discussion of our business segment results is organized into three segments: Kmart, Sears Domestic and Sears Canada.

Kmart

Kmart results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	May 2, 2009	May 3, 2008
Merchandise sales and services	$3,593	$3,733
Cost of sales, buying and occupancy	2,735	2,866
Gross margin dollars	858	867
Gross margin rate	23.9%	23.2%
Selling and administrative	814	856
Selling and administrative expense rate	22.7%	22.9%
Depreciation and amortization	36	33
Gain on sales of assets	(9)	(1)

Total costs and expenses	3,576	3,754

Operating income (loss)	$17	$(21)

Number of stores	1,364	1,382

Comparable Store Sales and Total Revenues

For the quarter, Kmart’s comparable store sales and total sales declined 2.1% and 3.8%, respectively. The decline in total revenues primarily reflects the impact of lower comparable store sales. The 2.1% decline in Kmart comparable store sales during the first quarter of fiscal 2009 was primarily driven by a high single digit percentage decline recorded within the apparel category, partially offset by a low single digit percentage increase in the hardlines category (resulting from increased sales of home electronics) and the benefit of assuming the operations of its footwear business from a third party effective January 2009.

Gross Margin

For the quarter, Kmart generated $858 million in gross margin in fiscal 2009, as compared to $867 million in the first quarter of fiscal 2008, with the $9 million decline attributable to the negative gross margin impact of lower

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 2, 2009 and May 3, 2008

overall sales. For the first quarter of fiscal 2009, Kmart’s gross margin rate was 23.9%, as compared to 23.2% for the first quarter of fiscal 2008, an increase of 70 basis points. The increase in gross margin rate was mainly the result of improved inventory management.

Selling and Administrative Expenses

For the quarter, Kmart’s selling and administrative expenses decreased $42 million as compared to the first quarter in fiscal 2008. The decline in selling and administrative expenses mainly reflects a reduction in advertising expenses of $22 million and a $17 million reduction in payroll expenses. These reductions were somewhat offset by expenses incurred for store closing and severance of $4 million. Our selling and administrative expense rate was 22.7% for fiscal 2009, as compared to 22.9% for the first quarter of fiscal 2008, and declined primarily as a result of the noted reduction in advertising and payroll expenses.

Operating Income / Loss

For the quarter, Kmart recorded operating income of $17 million, as compared to an operating loss of $21 million in the first quarter of fiscal 2008, an increase of $38 million. The increase is mainly due to reductions in selling and administrative expenses, partially offset by lower gross margin dollars generated as a result of lower overall sales.

Sears Domestic

Sears Domestic results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	May 2, 2009	May 3, 2008
Merchandise sales and services	$5,572	$6,100
Cost of sales, buying and occupancy	3,825	4,329
Gross margin dollars	1,747	1,771
Gross margin rate	31.4%	29.0%
Selling and administrative	1,528	1,654
Selling and administrative expense rate	27.4%	27.1%
Depreciation and amortization	166	183
(Gain) loss on sales of assets	(1)	1

Total costs and expenses	5,518	6,167

Operating income (loss)	$54	$(67)

Number of:
Full-line Stores(1)	926	933
Specialty Stores	1,245	1,166

Total Domestic Sears Stores	2,171	2,099

(1)	The period ended May 2, 2009 includes 856 Full-line stores and 70 Sears Essentials/Grand stores;

The period ended May 3, 2008 includes 858 Full-line stores and 75 Sears Essentials/Grand stores

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 2, 2009 and May 3, 2008

Comparable Store Sales and Total Revenues

For the quarter, Sears Domestic’s comparable store sales and total sales declined 11.7% and 8.7%, respectively. The decline in total revenues primarily reflects the impact of lower comparable store sales. Comparable store sales declines were driven by low double digit percentage declines in categories directly impacted by housing market conditions (including the home appliances, lawn & garden and tools categories) as well as a low double digit percentage decline recorded in the apparel category.

Gross Margin

Sears Domestic’s gross margin dollars declined $24 million in the first quarter of 2009 as compared to the first quarter of 2008. Sears Domestic’s gross margin rate was 31.4% during the first quarter of fiscal 2009, as compared to 29.0% in the first quarter of fiscal 2008, an increase of 240 basis points. The increase in gross margin rate was mainly the result of improved inventory management.

Selling and Administrative Expenses

For the quarter, selling and administrative expenses declined $126 million as compared to the first quarter of fiscal 2008. The decline was primarily due to a reduction in payroll expenses of $67 million, as well as a reduction in advertising expenses of $64 million. These reductions were somewhat offset by expenses incurred for pension plans of $42 million and store closing and severance costs of $5 million. For the quarter, Sears Domestic’s selling and administrative expense rate was 27.4% in fiscal 2009, as compared to 27.1% for the first quarter of fiscal 2008. The selling and administrative expense rate increase is primarily a result of lower expense leverage given lower overall sales results.

Depreciation and Amortization

Depreciation and amortization expense decreased by $17 million during the first quarter of fiscal 2009 as compared to the same period in fiscal 2008. The decrease is primarily attributable to additional property and equipment becoming fully depreciated since the first quarter of 2008, thereby decreasing our depreciable asset base.

Operating Income / Loss

For the first quarter in fiscal 2009, Sears Domestic recorded operating income of $54 million, as compared to an operating loss of $67 million in the first quarter of fiscal 2008, an increase of $121 million. The increase is primarily the result of lower selling and administrative expenses, partially offset by a decline in gross margin dollars given lower overall sales.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 2, 2009 and May 3, 2008

Sears Canada

Sears Canada, a consolidated, 73%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic.

Sears Canada results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	May 2, 2009	May 3, 2008
Merchandise sales and services	$890	$1,235
Cost of sales, buying and occupancy	622	850
Gross margin dollars	268	385
Gross margin rate	30.1%	31.2%
Selling and administrative	231	305
Selling and administrative expense rate	26.0%	24.7%
Depreciation and amortization	24	32
Gain on sales of assets	(44)	(32)

Total costs and expenses	833	1,155

Operating income	$57	$80

Number of :
Full-line Stores	122	122
Specialty Stores	269	257

Total Sears Canada Stores	391	379

Total Revenues

Sears Canada’s total revenues decreased 27.9% for the first quarter of fiscal 2009 as compared to the same period last year. The decrease in total revenues of $345 million includes a $208 million decline due to the impact of unfavorable exchange rates during the quarter. On a Canadian dollar basis, revenues decreased by $137 million, reflecting lower comparable stores sales across all major categories. We believe the decline in comparable store sales is mainly the result of declining consumer confidence and rising unemployment in Canada during the first quarter of 2009.

Gross Margin

Total gross margin dollars decreased $117 million for the first quarter of fiscal 2009 as compared to the same period last year and include a $63 million decline due to the impact of unfavorable exchange rates during the quarter. Gross margin decreased $54 million on a Canadian dollar basis as a result of lower overall sales. For the quarter, Sears Canada’s gross margin rate decreased to 30.1% from 31.2% in the first quarter of fiscal 2008 primarily due to increased markdowns taken to clear merchandise as a result of declines in sales.

Selling and Administrative Expenses

For the first quarter of fiscal 2009, Sears Canada’s selling and administrative expenses declined $74 million and includes severance expenses of $8 million recorded during the first quarter of 2009. The decrease in expenses primarily reflects a decline of $54 million due to the impact of exchange rates as well as Sears Canada’s response to reduce expenses as a result of declining revenues in a difficult economic environment.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 2, 2009 and May 3, 2008

Gains on Sales of Assets

Sears Canada recorded total gains on sales of assets of $44 million during the first quarter of 2009, as compared to $32 million in the first quarter of fiscal 2008. During the first quarter of 2009, Sears Canada recognized a $44 million gain related to the August 2007 sale of its former headquarters. During the first quarter of fiscal 2008, Sears Canada benefited from a $32 million gain from the sale of its Calgary downtown full-line store.

Operating Income

Sears Canada’s operating income decreased $23 million for the first quarter of fiscal 2009. The decrease in operating income includes a $14 million decline due to the negative impact of foreign currency exchange rates and reflects the above noted decreases in sales, gross margin and selling and administrative expenses.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash Balances

Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of May 2, 2009, May 3, 2008 and January 31, 2009 are detailed in the following table.

millions	May 2, 2009	May 3, 2008	January 31, 2009
Domestic
Cash and equivalents	$309	$512	$337
Cash posted as collateral	12	17	14
Credit card deposits in transit	194	127	159

Total domestic cash and cash equivalents	515	656	510
Sears Canada	626	757	663

Total cash and cash equivalents	1,141	1,413	1,173
Restricted cash	108	—	124

Total cash balances	$1,249	$1,413	$1,297

We had total cash balances of $1.2 billion at May 2, 2009 as compared to $1.4 billion at May 3, 2008 and $1.3 billion at January 31, 2009. Cash and cash equivalents declined by $32 million during the first quarter of fiscal 2009, mainly as a result of cash used for share repurchases of $40 million, contributions to our pension and post-retirement benefit plans of $52 million and capital expenditures of $76 million. These amounts were offset by a net increase in borrowings of $111 million. The increase in borrowings was primarily due to short-term borrowing under our credit facility to finance inventory purchases made in anticipation of the spring season.

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

Restricted cash consists of certain Sears Canada’s cash accounts, which have been pledged as collateral for letters of credit obligations issued under its offshore merchandise purchasing program and with counterparties

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 2, 2009 and May 3, 2008

related to outstanding derivative contracts, as well as funds held in trust in accordance with regulatory requirements governing advance ticket sales related to Sears Travel.

Our May 2, 2009 and January 31, 2009 cash balances exclude $16 million and $38 million, respectively, on deposit with The Reserve Primary Fund, a money market fund which has temporarily suspended withdrawals while it liquidates its holdings to generate cash to distribute. As a result, we reclassified these amounts from cash to the prepaid expenses and other current assets line within our Condensed Consolidated Balance Sheets at May 2, 2009 and January 31, 2009. We expect to receive our remaining $16 million investment during fiscal 2009.

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $240 million, $290 million and $228 million as of May 2, 2009, May 3, 2008 and January 31, 2009, respectively.

Operating Activities

Holdings used $90 million of cash for operations during the first quarter of fiscal 2009. For the first quarter of fiscal 2008, our operations used cash of $517 million. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. The decrease in cash used for operating activities in the first quarter of fiscal 2009 as compared to the same period in the prior year is mainly the result of a decrease in cash used for operating liabilities of $224 million, a decrease in cash used for income taxes of $88 million resulting from lower levels of income throughout fiscal 2008, and an increase in net income of $70 million as compared to the first quarter of 2008.

Merchandise inventories at May 2, 2009 were $9.5 billion, as compared to $10.3 billion at May 3, 2008. Merchandise payables were $3.5 billion at May 2, 2009, as compared to $3.7 billion as of May 3, 2008. Domestic inventory declined from $9.4 billion at May 3, 2008 to $8.7 billion at May 2, 2009 reflecting the effectiveness of our efforts to control inventory levels. Sears Canada’s inventory levels decreased $136 million to $785 million from May 3, 2008 to May 2, 2009 primarily due to the impact of differences in currency exchange rates. We intend to continue to tightly manage domestic inventory levels throughout fiscal 2009 as we expect difficult economic conditions to persist in the near term.

Investing Activities

For the first quarter of fiscal 2009, we used $76 million of cash for capital expenditures as compared to $178 million used during the first quarter of fiscal 2008. We also received $42 million of cash from investments, which reflects cash received from The Reserve Primary Fund of $22 million and changes in restricted cash requirements at Sears Canada.

Financing Activities

During the first quarter of fiscal 2009, we repurchased 1.0 million of our common shares at a total cost of $40 million under our share repurchase program. As of May 2, 2009, we had $465 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods. During the first quarter of fiscal 2008, we repurchased 0.4 million of our common shares at a total cost of $40 million under our share repurchase program.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 2, 2009 and May 3, 2008

The overall decline in cash provided by financing activities in the first quarter of 2009 as compared to the first quarter in 2008 is mainly due to a decrease in short-term borrowings during the first quarter of $250 million as compared to the first quarter in 2008. During the first quarter of fiscal 2009, we made repayments on long-term debt of $285 million. In addition, we borrowed $396 million under our $4.0 billion Credit Agreement to meet seasonal working capital needs while, at the same time, continuing to invest in our stores and repurchase our stock. As a result, we had $836 million in secured line of credit borrowings outstanding under the $4.0 billion Credit Agreement at May 2, 2009. The entire $836 million in Credit Agreement borrowings have been classified within short-term borrowings on our Condensed Consolidated Balance Sheet as of May 2, 2009 as we expect to repay the entire amount within the next twelve months.

Our outstanding borrowings as of May 2, 2009, May 3, 2008 and January 31, 2009 were as follows:

millions	May 2, 2009	May 3, 2008	January 31, 2009
Short-term borrowings:
Unsecured commercial paper	$3	$144	$7
Secured borrowings	836	665	435
Long-term debt, including current portion:
Notes and debentures outstanding	1,543	1,974	1,813
Capitalized lease obligations	662	725	664

Total borrowings	$3,044	$3,508	$2,919

Liquidity

Our primary need for liquidity is to fund seasonal working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. We believe that these needs will be adequately funded by our operating cash flows, credit terms from vendors, current balances in cash and cash equivalents and borrowings under our revolving credit facilities. While we expect to use these facilities as our primary funding source, we may also access the public debt markets on an opportunistic basis. Additionally, we may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships. Transactions of these types may result in material proceeds or cash outlays. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 for additional information regarding our sources of liquidity.

Debt Ratings

The ratings of our domestic debt securities as of May 2, 2009 appear in the table below:

	Moody’s Investors Service	Standard & Poor’s Ratings Services
Unsecured long-term debt	Ba3	BB-
Unsecured commercial paper	NP	B-2

Credit Agreement

As of May 2, 2009, we had a $4.0 billion, five-year credit agreement (the “Original Credit Agreement”) in place as a funding source for general corporate purposes, which included a $1.5 billion letter of credit sub-limit. The Original Credit Agreement, which had an expiration date of March 2010, was a revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Original Credit Agreement was guaranteed by Holdings and certain of our direct and indirect subsidiaries and secured by

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 2, 2009 and May 3, 2008

a first lien on our domestic inventory, accounts receivable and the proceeds thereof. Availability under the Original Credit Agreement was determined pursuant to a borrowing base formula, based on domestic inventory levels, subject to certain limitations. The Original Credit Agreement did not contain provisions that would restrict borrowings or letter of credit issuances based on material adverse changes or credit ratings. We extended and amended our Credit Agreement on May 21, 2009 as further discussed below.

Extension and Amendment of Credit Agreement

On May 21, 2009, we extended the maturity date of our revolving credit facility by entering into an amended credit agreement (the “Amended Agreement”) which has an expiration date of June 22, 2012. Our Original Credit Agreement, which was set to expire on March 24, 2010, provided $4.0 billion of borrowing capacity, however only approximately $3.8 billion had been available since September 2008 when an affiliate of Lehman Brothers notified us it would no longer fund its proportionate share of commitments under the Original Agreement. As part of the Amended Agreement, our borrowing capacity under the Original Credit Agreement will be increased over the original amount to $4.1 billion until March 24, 2010.

The amended terms and conditions of the asset based credit facility provide for a bifurcation of the existing $4 billion facility into a $2.4 billion tranche maturing on June 22, 2012 and bearing an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.00% (the “Extended Tranche”), with a LIBOR floor of 1.75%, and a $1.7 billion tranche maturing March 24, 2010, bearing an initial interest rate of LIBOR plus 0.875% (the “Existing Tranche”). The bifurcation into the Extended Tranche provides Holdings and its subsidiaries more than adequate liquidity for standby letters of credit and working capital needs. The Amended Agreement also provides an accordion feature that allows us to use existing collateral in the facility to obtain up to $1.0 billion of additional capacity subsequent to March 24, 2010 should we so choose. The amendment and extension revises certain terms of the credit agreement to reflect current market conditions. In connection with the Amended Agreement, the Company agreed to limit the amount of cash accumulated when borrowings are outstanding under the credit facility. Similar to the Original Agreement, the Amended Agreement has a $1.5 billion letter of credit sub-limit, is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and determines availability pursuant to a borrowing base formula. See Item 5 of this report on Form 10-Q for further information regarding material terms of the Amended Agreement.

At May 2, 2009, we had $836 million of borrowings and $930 million of letters of credit outstanding under the Original Credit Agreement. Our availability under the agreement, given total outstanding borrowings and letters of credit of $1.8 billion, was $2.2 billion at May 2, 2009. The majority of the letters of credit outstanding under the both agreements are used to provide collateral for our insurance programs.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In November 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sub-limit. The OSH LLC Facility was subsequently amended in December 2006 to expire in December 2011. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. As of May 2, 2009, there were no borrowings outstanding under the OSH LLC Facility and $6 million in outstanding letters of credit.

Domestic Pension Plan Funding

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 we disclosed that we expected to make contributions to our domestic pension plans of approximately $170 million in 2009 and $500 million in

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 2, 2009 and May 3, 2008

2010. The large increase in contributions expected between fiscal 2009 and 2010 at that time was due primarily to the severe decline in capital markets that occurred in the latter part of 2008 and U.S. government legislation regarding pension-funding requirements. Based on new guidance issued by the Treasury Department, we now estimate that the 2010 contribution will be approximately $325 million, though the ultimate amount of pension contributions could be affected by further changes in the applicable regulation and financial market and investment performance. We expect each remaining quarter of 2009 to contain domestic pension plan expense consistent with first quarter levels.

Recent Accounting Pronouncements

See Part I, Item 1, “Financial Statements—Notes to Condensed Consolidated Financial Statements,” Note 14—“Recent Accounting Pronouncements,” for information regarding new accounting pronouncements.

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

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail and related services industries; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationship; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our dependence on sources outside the United States for significant amounts of our merchandise; our extensive reliance on computer systems to process transactions, summarize results and manage our business; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; and the outcome of pending and/or future legal proceedings, including product liability claims and bankruptcy claims, including proceedings with respect to which the parties have reached a preliminary settlement.

Certain of these and other factors are discussed in more detail in our filings with the Securities and Exchange Commission and the Annual Report on Form 10-K of Sears Holdings Corporation for the fiscal year ended January 31, 2009, which may be accessed through the Commission’s website at www.sec.gov.

While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 2, 2009 and May 3, 2008

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The nature of market risks faced by us at May 2, 2009 is the same as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009.

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. As of May 2, 2009, we had interest rate derivatives with a notional amount of $120 million, nominal fair value and a weighted average remaining life of 0.6 years. All debt securities and interest-rate derivative instruments are considered non-trading. As of May 2, 2009, 37% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at May 2, 2009, which totaled approximately $1.1 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $11 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

We, from time to time, enter into foreign currency forward contracts, which have typically been designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada. We had no such foreign currency forward contracts outstanding as of May 2, 2009.

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated option contracts for a portion of its expected requirements. As of May 2, 2009, these contracts had a notional value of approximately $385 million and a weighted average remaining life of 0.6 years. The aggregate fair value of the option contracts as of May 2, 2009 was $51 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of May 2, 2009, with all other variables held constant, would have resulted in a fair value for these contracts of approximately $48 million as of May 2, 2009, a decrease of $3 million.

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

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 103 of SEC Regulation S-K requires that we disclose legal proceedings to which the Company and a governmental authority is a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Disclosure also is required as to any such proceedings known by us to be contemplated by governmental authorities. In that connection, we note that we have received an administrative subpoena from the District Attorney of the County of Ventura, California, seeking information and documents primarily concerning our handling of hazardous waste in Ventura County and in California generally. The parties have settled the matter. The Company previously established a reserve for the expected settlement and it will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

See Part I, Item 1, “Financial Statements—Notes to Condensed Consolidated Financial Statements,” Note 7—”Claims Resolution and Bankruptcy-Related Settlements,” and Note 13—“Legal Proceedings,” for additional information regarding legal proceedings, which information is incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock we acquired during the first quarter of fiscal 2009. During the 13 weeks ended May 2, 2009, we repurchased 1.0 million of our common shares at a total cost of $40 million under our common share repurchase program. As of May 2, 2009, we had $465 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 1, 2009 to February 28, 2009	295,207	$39.28	295,207	$39.28
March 1, 2009 to April 4, 2009	432,864	37.65	430,711	37.67
April 5, 2009 to May 2, 2009	252,235	50.28	233,661	49.49

Total	980,306	$41.39	959,579	$41.04	$465,000,000

(1)	Includes 20,727 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. These shares were acquired during the quarter as follows:

February 1, 2009 to February 28, 2009	—
March 1, 2009 to April 4, 2009	2,153
April 5, 2009 to May 2, 2009	18,574

Total	20,727

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

SEARS HOLDINGS CORPORATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 4, 2009 (in our second quarter, fiscal 2009), we held our annual meeting of stockholders at our offices in Hoffman Estates, Illinois.

William C. Crowley, Edward S. Lampert, Steven T. Mnuchin, Ann N. Reese, Kevin B. Rollins, Emily Scott and Thomas J. Tisch were elected to the Board of Directors for one-year terms expiring at the 2010 annual meeting of stockholders. The stockholders also ratified the Audit Committee’s appointment of Deloitte & Touche LLP as independent auditors for 2009. The votes on matters were as follows:

1. Election of Directors

Name	For	Withheld
William C. Crowley	111,752,001	783,890
Edward S. Lampert	111,796,961	738,930
Steven T. Mnuchin	111,657,983	877,907
Ann N. Reese	111,706,868	829,023
Kevin B. Rollins	111,918,159	617,732
Emily Scott	111,899,161	636,730
Thomas J. Tisch	111,920,207	615,684

2. Appointment of Deloitte & Touche LLP as independent auditors for 2009

For	Against	Abstain
112,131,555	301,725	102,610

Item 5. Other Information

On May 21, 2009, Holdings, Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation (together with SRAC, the “Borrowers”), entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Co-Collateral Agent and Swingline Lender, Wells Fargo Retail Finance, LLC and General Electric Capital Corporation, as Co-Collateral Agents and Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Barclays Bank plc, as co-documentation agents, Banc of America Securities LLC, Wells Fargo Retail Finance, LLC and GE Capital Markets, Inc., as joint lead arrangers and joint bookrunners, and the other banks, financial institutions and other institutional lenders party thereto.

The Amended Credit Agreement amended and restated the Company’s $4.0 billion five-year credit agreement (the “Original Credit Agreement”), dated as of February 22, 2005, to, among other things:

•

extend the maturity date to June 22, 2012 for $2.4 billion of commitments under the credit facility (the “Extended Tranche”), representing the commitments of certain lenders who agreed to such extension (the “Extended Tranche Lenders”);

•	increase the total commitments under the credit facility to $4.1 billion through March 24, 2010, the maturity date of the Original Credit Agreement;

•

give the Company the flexibility, subject to certain terms and conditions, to increase the size of the credit facility or add a term loan tranche to the Amended Credit Agreement in an aggregate amount of up to $1.0 billion;

SEARS HOLDINGS CORPORATION

•	give the Company credit for pharmacy receivables in the borrowing base formula that determines the availability of the commitments under the credit facility;

•	increase the applicable interest rate margins for the Extended Tranche to 4.00% above the applicable LIBOR rate for Eurodollar loans, and 3.00% above the applicable base rate for base rate loans;

•	create a minimum applicable LIBOR rate for the Extended Tranche Eurodollar loans of 1.75%;

•

provide for a commitment fee for the Extended Tranche Lenders of (1) 1.00% per year on the average daily unused portion of the Extended Tranche if the average daily unused portion of the credit facility is greater than 50%, and (2) 0.75% per year on the average daily unused portion of the Extended Tranche if the average daily unused portion of the credit facility is less than 50%;

•	impose a requirement that, if availability under the credit facility is beneath a certain threshold, the fixed charge ratio as of the last day of any fiscal quarter not be less than 1.0 to 1.0;

•	provide that the Company’s funds will be swept daily to reduce the borrowings outstanding under the credit facility if borrowing availability falls below designated thresholds; and

•

impose limitations on the ability of the Company to pay dividends or make other distributions based on maintaining a fixed charge ratio and certain borrowing availabilities, sell assets, incur debt, prepay debt with the proceeds of advances under the credit facility, make investments and close stores.

In connection with the Amended Credit Agreement, the Company agreed to limit the amount of cash accumulated when borrowings are outstanding under the credit facility.

Following the execution of the Amended Credit Agreement, an affiliate of Lehman Brothers Inc., which was previously one of the lenders under the Original Credit Agreement, is no longer a lender under the credit facility.

Also on May 21, 2009, in connection with the execution of the Amended Credit Agreement, Holdings, the Borrowers, certain domestic subsidiaries of the Company and Bank of America, N.A., Wells Fargo Retail Finance, LLC and General Electric Capital Corporation, as Co-Collateral Agents, entered into an Amended and Restated Guarantee and Collateral Agreement (the “Amended Guarantee and Collateral Agreement”), which amended and restated the Guarantee and Collateral Agreement, dated as of March 24, 2005, entered into in connection with the Original Credit Agreement. The Amended Guarantee and Collateral Agreement provides, among other things, that the Borrowers’ obligations under the credit facility are guaranteed by Holdings and each of the subsidiary guarantors named therein and that the obligations generally are secured by a first lien on the domestic inventory, credit card accounts receivable and pharmacy receivables owned by the Borrowers and guarantors.

The Company has agreed to pay fees to each Extended Tranche Lender and certain agents under the Amended Credit Agreement which, together with other amendment costs, are expected to total approximately $80 million.

Item 6. Exhibits

(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

SEARS HOLDINGS CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION (Registrant)

May 28, 2009	By	/s/ WILLIAM K. PHELAN
William K. Phelan Senior Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

*10.1	Sears Holdings Corporation 2009 Annual Incentive Plan.

*10.2	Sears Holdings Corporation 2009 Long-Term Incentive Program.

*10.3	Amended and Restated Credit Agreement, dated as of May 21, 2009, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Co-Collateral Agent and Swingline Lender, Wells Fargo Retail Finance, LLC and General Electric Capital Corporation, as Co-Syndication Agents and Co-Collateral Agents, JPMorgan Chase Bank, N.A. and Barclays Bank plc, as Co-Documentation Agents, and Banc of America Securities LLC, Wells Fargo Retail Finance, LLC and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners

*10.4	Amended and Restated Guarantee and Collateral Agreement, dated as of May 21, 2009, among the Registrant and certain other subsidiaries of the Registrant and Bank of America, N.A., Wells Fargo Retail Finance, LLC and General Electric Capital Corporation, as Co-Collateral Agents

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

E-1