Form 10-Q
period 2009-08-01
SEARS HOLDINGS CORP
filed 2009-08-25
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the Quarterly Period Ended August 1, 2009

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

Yes    ☐            No    ☒

As of August 21, 2009, the registrant had 118,811,028 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
REVENUES
Merchandise sales and services	$10,551	$11,762	$20,606	$22,830

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,756	8,640	14,938	16,685
Selling and administrative	2,630	2,694	5,203	5,509
Depreciation and amortization	228	247	454	495
Gain on sales of assets	(5)	(6)	(59)	(38)

Total costs and expenses	10,609	11,575	20,536	22,651

Operating income (loss)	(58)	187	70	179
Interest expense	(63)	(65)	(122)	(131)
Interest and investment income	14	20	19	31
Other loss	(31)	(1)	(47)	(2)

Income (loss) before income taxes	(138)	141	(80)	77
Income tax (expense) benefit	52	(56)	28	(28)

Net income (loss)	(86)	85	(52)	49
Income attributable to noncontrolling interest	(8)	(20)	(16)	(40)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(94)	$65	$(68)	$9

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic and diluted earnings (loss) per share	$(0.79)	$0.50	$(0.57)	$0.07
Basic and diluted weighted average common shares outstanding	119.1	128.8	120.0	130.3

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
millions	August 1, 2009	August 2, 2008	January 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$1,189	$1,534	$1,173
Restricted cash	103	—	124
Accounts receivable	896	1,020	839
Merchandise inventories	9,377	9,754	8,795
Prepaid expenses and other current assets	390	468	458
Deferred income taxes	32	29	27

Total current assets	11,987	12,805	11,416
Property and equipment, net	7,867	8,568	8,091
Goodwill	1,392	1,660	1,392
Trade names and other intangible assets	3,244	3,322	3,283
Other assets	1,270	434	1,160

TOTAL ASSETS	$25,760	$26,789	$25,342

LIABILITIES
Current liabilities
Short-term borrowings	$1,015	$974	$442
Current portion of long-term debt and capitalized lease obligations	283	390	345
Merchandise payables	3,361	3,494	3,006
Accrued expenses and other current liabilities	3,088	3,340	3,226
Unearned revenues	1,029	1,106	1,069
Other taxes	468	569	424

Total current liabilities	9,244	9,873	8,512

Long-term debt and capitalized lease obligations	1,941	2,250	2,132
Pension and post-retirement benefits	2,045	1,135	2,057
Other long-term liabilities	2,883	3,008	2,942

Total Liabilities	16,113	16,266	15,643

EQUITY
Total Equity	9,647	10,523	9,699

TOTAL LIABILITIES AND EQUITY	$25,760	$26,789	$25,342

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
millions	August 1, 2009	August 2, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(52)	$49
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	454	495
Gain on sales of assets	(59)	(38)
Pension and post-retirement plan contributions	(96)	(135)
Settlement of Canadian dollar hedges	—	(64)
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	32	(17)
Merchandise inventories	(486)	180
Merchandise payables	307	23
Income and other taxes	(98)	(138)
Mark-to-market adjustments on Sears Canada U.S. dollar option contracts	59	—
Other operating assets	45	52
Other operating liabilities	(178)	(409)

Net cash used in operating activities	(72)	(2)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property	10	75
Decrease (increase) in investments and restricted cash	61	(13)
Purchases of property and equipment	(122)	(277)

Net cash used in investing activities	(51)	(215)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	—	5
Repayments of long-term debt	(302)	(184)
Increase in short-term borrowings, primarily 90 days or less	573	812
Debt issuance costs	(81)	—
Additional purchase of noncontrolling interest	(7)	—
Purchase of treasury stock	(134)	(477)

Net cash provided by financing activities	49	156

Effect of exchange rate changes on cash and cash equivalents	90	(27)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16	(88)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,173	1,622

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,189	$1,534

SUPPLEMENTAL CASH FLOW DATA:
Income taxes paid, net of refunds	$120	$178
Cash interest paid	85	106

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity Attributable to Holdings’ Shareholders
millions	Number of Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at February 2, 2008 – as reported	132	$1	$10,419	$4,509	$(4,331)	$69	$—	$10,667
Effects of adoption of SFAS No. 160	—	—	—	—	—	—	313	313

Balance at February 2, 2008 – as adjusted	132	$1	$10,419	$4,509	$(4,331)	$69	$313	$10,980
Comprehensive income
Net income	—	—	—	9	—	—	40	49
Cumulative translation adjustment	—	—	—	—	—	(15)	(10)	(25)

Total Comprehensive Income								24
Shares repurchased	(6)	—	—	—	(477)	—	—	(477)
Other	—	—	(14)	—	10	—	—	(4)

Balance at August 2, 2008	126	$1	$10,405	$4,518	$(4,798)	$54	$343	$10,523

Balance at January 31, 2009 – as reported	122	$1	$10,441	$4,562	$(5,012)	$(612)	$—	$9,380
Effects of adoption of SFAS No. 160	—	—	—	—	—	—	319	319

Balance at January 31, 2009 – as adjusted	122	$1	$10,441	$4,562	$(5,012)	$(612)	$319	$9,699
Comprehensive income
Net income (loss)	—	—	—	(68)	—	—	16	(52)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	19	—	19
Cumulative translation adjustment	—	—	—	—	—	79	42	121

Total Comprehensive Income								88
Canadian shares purchased	—	—	(2)	—	—	—	(5)	(7)
Shares repurchased	(3)	—	—	—	(134)	—	—	(134)
Other	—	—	35	—	(31)	(3)	—	1

Balance at August 1, 2009	119	$1	$10,474	$4,494	$(5,177)	$(517)	$372	$9,647

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

These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 165, “Subsequent Events,” we performed an evaluation of subsequent events for the accompanying Condensed Consolidated Financial Statements and Notes through August 24, 2009, the date this report was issued. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current interim period presentation. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The retail business is seasonal in nature, and we generate a high proportion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. These interim financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

NOTE 2 – BORROWINGS

Total borrowings were as follows:

millions	August 1, 2009	August 2, 2008	January 31, 2009
Short-term borrowings:
Unsecured commercial paper	$20	$174	$7
Secured borrowings	995	800	435
Long-term debt, including current portion:
Notes and debentures outstanding	1,560	1,935	1,813
Capitalized lease obligations	664	705	664

Total borrowings	$3,239	$3,614	$2,919

The fair value of long-term debt and capitalized lease obligations was $2.0 billion at August 1, 2009, $2.1 billion at August 2, 2008 and $2.0 billion at January 31, 2009. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities.

Credit Agreement

During the second quarter, we extended the maturity date of our credit agreement (“Original Credit Agreement”) by entering into an amended credit agreement (the “Amended Credit Agreement”) which has an expiration date of June 22, 2012. The Amended Credit Agreement is a revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. Our Original Credit Agreement, which was to expire on March 24, 2010, provided $4.0 billion of borrowing capacity, however only approximately $3.8 billion

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

had been available since September 2008 when an affiliate of Lehman Brothers notified us it would no longer fund its proportionate share of commitments under the Original Agreement. Also during the second quarter of fiscal 2009, we agreed, for a fee, to allow one of the lenders in our Amended Credit Agreement to exit its commitment, which decreased our total borrowing capacity by $65 million at August 1, 2009. As a result of the amendment and changes to the facility during the second quarter, our total borrowing capacity increased to $4.1 billion at August 1, 2009. The fee we received related to the exit of one of our lenders was recorded as a reduction to interest expense during the second quarter of fiscal 2009.

The amended terms and conditions of the asset based credit facility provide for a bifurcation of the $4.1 billion Amended Credit Agreement into a $2.4 billion tranche maturing on June 22, 2012 and bearing an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.00% (the “Extended Tranche”), with a LIBOR floor of 1.75%, and a $1.7 billion tranche maturing March 24, 2010, bearing an initial interest rate of LIBOR plus 0.875% (the “Existing Tranche”). The bifurcation into the Extended Tranche provides Holdings and its subsidiaries more than adequate liquidity for standby letters of credit and working capital needs. The Amended Credit Agreement also gives us the flexibility, subject to certain terms and conditions, to increase the size of the credit facility or add a term loan tranche to the Amended Credit Agreement in an aggregate amount of up to $1.0 billion. The amendment and extension revises certain terms of the credit agreement to reflect current market conditions. It imposes various requirements, including a requirement that, if availability under the credit facility is beneath a certain threshold, the fixed charge ratio as of the last day of any fiscal quarter be not less than 1.0 to 1.0, a cash dominion requirement if excess availability on the revolver falls below designated levels, and limitations on our ability to make restricted payments, including dividends and share repurchases. In connection with the Amended Credit Agreement, the Company agreed to limit the amount of cash accumulated when borrowings are outstanding under the credit facility. Similar to the Original Credit Agreement, the Amended Credit Agreement has a $1.5 billion letter of credit sub-limit, is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and determines availability pursuant to a borrowing base formula.

At August 1, 2009, we had $995 million of borrowings and $801 million of letters of credit outstanding under the Amended Credit Agreement. Our availability under the agreement, given total outstanding borrowings and letters of credit of $1.8 billion, was $2.3 billion at August 1, 2009. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In November 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sub-limit. The OSH LLC Facility was amended in December 2006 to expire in December 2011. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. As of August 1, 2009, there were no borrowings outstanding under the OSH LLC Facility and $6 million in outstanding letters of credit.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

On February 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” The standard supplements the required disclosures provided under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, with additional qualitative and quantitative information. Accordingly, the disclosures that follow should be read along with our existing disclosure in Note 5 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2009.

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

Earnings Effects of Derivatives on the Statements of Operations

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

Hedges of Net Investment in Sears Canada

We, from time to time, enter into foreign currency forward contracts, which have typically been designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada. We had no such foreign currency forward contracts outstanding as of August 1, 2009, August 2, 2008 or January 31, 2009.

Sears Canada Hedges of Merchandise Purchases

At August 1, 2009, Sears Canada had entered into foreign currency option contracts with a total notional value of $305 million. We recorded a mark-to-market asset related to the option contracts of $15 million at August 1, 2009, $5 million at August 2, 2008 and $74 million at January 31, 2009. We recorded mark-to-market and settlement losses on these contracts of $43 million and $66 million in other loss for the 13- and 26- week periods ended August 1, 2009, respectively.

In addition, we recorded a mark-to-market asset and gains on Sears Canada’s U.S. dollar denominated merchandise purchase contracts (considered to be embedded derivatives under relevant accounting rules), which the foreign currency option contracts are designed to hedge. We recorded an asset of $10 million at August 1, 2009 and a liability of $6 million at January 31, 2009 related to these embedded derivatives. We recorded mark-to-market gains of $10 million and $15 million for the 13- and 26- week periods ended August 1, 2009, respectively, related to the change in the fair value of this embedded derivative. See Note 4 for further information regarding fair value of these derivatives and the respective balance sheet classifications as of August 1, 2009.

Counterparty Credit Risk

We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better as of August 1, 2009.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 4 – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

We determine fair value of financial assets and liabilities based on the following fair value hierarchy, as prescribed by SFAS No. 157, “Fair Value Measurements”, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

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

Cash and cash equivalents, accounts receivable, merchandise payables, credit facility borrowings and accrued liabilities are reflected in the Condensed Consolidated Balance Sheet at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt is disclosed in Note 2 to the Condensed Consolidated Financial Statements. The following table provides the fair value measurement amounts for other financial assets and liabilities recorded on our Condensed Consolidated Balance Sheet at fair value as of August 1, 2009, August 2, 2008 and January 31, 2009:

millions	Total Fair Value Amounts at August 1, 2009	Level 1	Level 2	Level 3
Short-term investments(1)	$16	$—	$16	$—
Foreign currency derivative assets(1)	25	—	25	—

Total	$41	$—	$41	$—

millions	Total Fair Value Amounts at August 2, 2008	Level 1	Level 2	Level 3
Foreign currency contracts(1)	$5	$—	$5	$—

Total	$5	$—	$5	$—

millions	Total Fair Value Amounts at January 31, 2009	Level 1	Level 2	Level 3
Short-term investments(1)	$38	$—	$38	$—
Foreign currency derivative assets(1)	74	—	74	—
Foreign currency derivative liabilities(2)	(6)	—	(6)	—

Total	$106	$—	$106	$—

(1)	Included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.
(2)	Included within Other current liabilities on the Condensed Consolidated Balance Sheet.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Short-term investments are typically valued at the closing price in the principal active market as of the last business day of the quarter. Short-term investments at August 1, 2009 and January 31, 2009 include $16 million and $38 million, respectively, on deposit with The Reserve Primary Fund, a money market fund that has temporarily restricted withdrawals while it liquidates its holdings to generate cash to distribute. The fair value of this investment was determined by using estimates based on the values of similar assets and information obtained from The Reserve Primary Fund.

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

Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and the New York Stock Exchange. We do not adjust prices to reflect after-hours market activity. Our investments in equity securities are valued using Level 1 measurements.

NOTE 5 – ACQUISITION OF NONCONTROLLING INTEREST IN SEARS CANADA

During the first quarter of fiscal 2009, the Company increased its controlling interest in Sears Canada by acquiring approximately 0.5 million common shares in open market transactions. The Company paid a total of $7 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.” The acquisition of the additional interest in Sears Canada was not material to our financial position. We did not purchase any additional shares of Sears Canada during the second quarter of fiscal 2009. Our majority interest in Sears Canada remains at 73%.

NOTE 6 – STORE CLOSINGS

We made the decision to close 28 underperforming stores during the second quarter of fiscal 2009. These closings include 22 stores in our Kmart segment and 6 stores in our Sears segment. We recorded charges related to these store closings of $33 million in the second quarter of 2009. The charges include $17 million of inventory markdowns recorded in cost of sales and $16 million recorded in selling and administrative expenses for store closing and severance costs. We expect to record an additional charge of approximately $5 million related to these store closings during the second half of 2009 as the stores complete operations.

During the second quarter of 2009, we closed 24 stores we originally announced would close during the fourth quarter of fiscal 2008, as well as other small support locations throughout the U.S. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” expenses related to future rent payments for which the Company no longer intends to receive any economic benefit are accrued for when the Company ceases to use the leased space. We recorded a charge of $28 million for future rent payments in the second quarter when we vacated the retail space at these locations. During the first quarter of fiscal 2009, we closed 4 stores we previously announced would close and recorded a charge of $3 million for the related under-utilized leased space, which, when added to the charges incurred for the 24 stores in the second quarter of 2009, resulted in a total charge for the first half of 2009 of $31 million.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Total store closing charges recorded during the first half of fiscal 2009 were $78 million, of which $17 million was recorded in cost of sales for inventory markdowns and $61 million was recorded in selling and administrative expenses for store closing and severance costs.

NOTE 7 – CLAIMS RESOLUTION AND BANKRUPTCY-RELATED SETTLEMENTS

On May 6, 2003, Kmart Corporation (the “Predecessor Company”), a predecessor operating company of Kmart, emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws pursuant to the terms of a plan of reorganization (the “Plan of Reorganization”). The Predecessor Company is an indirect, wholly owned subsidiary of Kmart and an indirect, wholly owned subsidiary of Holdings.

During fiscal 2008, we completed the settlement of all of the claims associated with the discharge of the Predecessor Company’s liabilities subject to compromise pursuant to the Plan of Reorganization. Accordingly, all of the 31.9 million shares set aside for distribution to creditors as part of the Plan of Reorganization have been distributed as of this date.

NOTE 8 – SHAREHOLDERS’ EQUITY

Share Repurchase Program

During the 13- and 26- week periods ended August 1, 2009, we repurchased 1.7 million and 2.7 million of our common shares at a total cost of $94 million and $134 million, respectively, under our share repurchase program. Our repurchases for the 13- and 26- week periods ended August 1, 2009 were made at average prices of $54.87 and $49.90 per share, respectively. As of August 1, 2009, we had $371 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

NOTE 9 – BENEFIT PLANS

Pension and Post-retirement Benefit Plans

We provide benefits to certain associates who are eligible under various defined benefit pension plans, contributory defined benefit pension plans and other post-retirement plans, primarily retiree medical benefits. The following table summarizes the components of total net periodic benefit expense for our retirement plans:

	13 Weeks Ended		26 Weeks Ended
millions	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Components of net periodic expense:
Benefits earned during the period	$4	$6	$8	$13
Interest costs	105	109	209	218
Expected return on plan assets	(72)	(108)	(143)	(215)
Amortization of experience gains/losses	16	—	31	—

Net periodic expense	$53	$7	$105	$16

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Contributions

During the 13- and 26- week periods ended August 1, 2009, we made total contributions of $44 million and $96 million, respectively, to our pension and post-retirement plans. During the 13- and 26- week periods ended August 2, 2008, we made total contributions of $50 million and $135 million, respectively, to our pension and post-retirement plans. We anticipate making aggregate contributions of approximately $140 million over the remainder of fiscal 2009.

NOTE 10 – INCOME TAXES

At August 1, 2009, we had gross unrecognized tax benefits of $343 million. Of this amount, $134 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. Included in the $134 million are $55 million of tax liabilities, net of federal tax benefit, related to uncertain tax positions of previously acquired entities taken prior to their acquisition by Holdings that would, with the adoption of SFAS 141(R), “Business Combinations” which revised SFAS No. 141, “Business Combinations,” impact our effective tax rate if recognized (see Note 14). During the 13- and 26- week periods ended August 1, 2009, we reduced gross unrecognized tax benefits by $15 million and $17 million, respectively, for federal and state tax settlements. We expect that our unrecognized tax benefits could decrease up to $63 million over the next 12 months for federal and state settlements and for federal and state tax positions related to prior business dispositions due to both the expiration of the statute of limitations for certain jurisdictions as well as expected related settlements.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At August 1, 2009, the total amount of interest and penalties recognized on our condensed consolidated balance sheet was $93 million ($60 million net of federal benefit). The total amount of interest and penalties recognized in our Condensed Consolidated Statements of Operations for the 13- and 26- week periods ended August 1, 2009 was $1 million (net of federal tax benefit) and $3 million (net of federal tax benefit), respectively.

We file income tax returns in the United States as well as various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) has commenced an audit of the Holdings’ federal income tax returns for the fiscal years 2006 and 2007. The IRS has completed its examination of Sears’ federal income tax returns for the fiscal years 2002 – 2005 and Holdings’ federal income tax return for the fiscal year 2005. We have resolved with the IRS all matters arising from these exams. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the fiscal years 2001 – 2007, and Kmart is under examination by such jurisdictions for the fiscal years 2003 – 2007.

At August 1, 2009, we had Federal net operating loss (“NOL”) carryforwards from the Predecessor Company of approximately $269 million subject to an overall annual section 382 limitation of $96 million, generating deferred tax assets of approximately $94 million. The federal NOL carryforwards will expire in 2021, 2022, 2023, and 2028. We also have credit carryforwards of $108 million, which will expire between 2015 and 2028.

At the end of fiscal 2008, we had a state NOL deferred tax asset of $186 million and a valuation allowance of $117 million. In the first half of fiscal 2009, there were no adjustments to the state NOL deferred tax asset and valuation allowance. The state NOL’s will predominantly expire between 2017 and 2028.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 11 – SUMMARY OF SEGMENT DATA

We have three reportable segments: Kmart, Sears Domestic and Sears Canada.

	For the 13 Weeks Ended
	August 1, 2009
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$3,756	$5,701	$1,094	$10,551

Costs and expenses
Cost of sales, buying and occupancy	2,927	4,082	747	7,756
Selling and administrative	845	1,532	253	2,630
Depreciation and amortization	36	167	25	228
Gain on sales of assets	(1)	(3)	(1)	(5)

Total costs and expenses	3,807	5,778	1,024	10,609

Operating income (loss)	$(51)	$(77)	$70	$(58)

Total assets	$6,135	$16,143	$3,482	$25,760

	For the 13 Weeks Ended
	August 2, 2008
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$4,005	$6,367	$1,390	$11,762

Costs and expenses
Cost of sales, buying and occupancy	3,087	4,590	963	8,640
Selling and administrative	863	1,524	307	2,694
Depreciation and amortization	34	181	32	247
Gain on sales of assets	(1)	(5)	—	(6)

Total costs and expenses	3,983	6,290	1,302	11,575

Operating income	$22	$77	$88	$187

Total assets	$6,284	$17,095	$3,410	$26,789

	For the 26 Weeks Ended
	August 1, 2009
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$7,349	$11,273	$1,984	$20,606

Costs and expenses
Cost of sales, buying and occupancy	5,662	7,907	1,369	14,938
Selling and administrative	1,659	3,060	484	5,203
Depreciation and amortization	72	333	49	454
Gain on sales of assets	(10)	(4)	(45)	(59)

Total costs and expenses	7,383	11,296	1,857	20,536

Operating income (loss)	$(34)	$(23)	$127	$70

Total assets	$6,135	$16,143	$3,482	$25,760

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	For the 26 Weeks Ended
	August 2, 2008
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$7,738	$12,467	$2,625	$22,830

Costs and expenses
Cost of sales, buying and occupancy	5,953	8,919	1,813	16,685
Selling and administrative	1,719	3,178	612	5,509
Depreciation and amortization	67	364	64	495
Gain on sales of assets	(2)	(4)	(32)	(38)

Total costs and expenses	7,737	12,457	2,457	22,651

Operating income	$1	$10	$168	$179

Total assets	$6,284	$17,095	$3,410	$26,789

NOTE 12 – SUPPLEMENTAL FINANCIAL INFORMATION

Accrued expenses and other current liabilities at August 1, 2009, August 2, 2008 and January 31, 2009 consisted of the following:

millions	August 1, 2009	August 2, 2008	January 31, 2009
Payroll and benefits payable	$341	$355	$339
Outstanding checks in excess of funds on deposit	203	261	228
Current portion of self-insurance reserves	369	374	364
Customer deposits	303	366	362
Accrued expenses and other current liabilities	1,872	1,984	1,933

Total	$3,088	$3,340	$3,226

Other long-term liabilities as of August 1, 2009, August 2, 2008 and January 31, 2009 consisted of the following:

millions	August 1, 2009	August 2, 2008	January 31, 2009
Unearned revenues	$856	$923	$889
Self-insurance reserves	850	829	826
Other	1,177	1,256	1,227

Total	$2,883	$3,008	$2,942

NOTE 13 – LEGAL PROCEEDINGS

Maurice Levie, individually and on behalf of all others similarly situated v. Sears, Roebuck & Co., et al. – Following the announcement of the Merger on November 17, 2004, a lawsuit was filed in the United States District Court for the Northern District of Illinois relating to the transaction. This suit asserts claims under the federal securities laws on behalf of a class of former Sears’ stockholders against Sears, Alan J. Lacy, Edward S. Lampert and ESL Partners, L.P. for allegedly failing to make timely disclosure of merger discussions during the period September 9 through November 16, 2004, and seeks damages. On July 17, 2007, the Court granted in part and denied in part plaintiffs’ motion for class certification, certifying a class of Sears’ stockholders who sold

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

shares of Sears’ stock between September 9, 2004 and November 16, 2004, excluding short sellers who covered their positions during the class period. On September 24, 2007, the Seventh Circuit Court of Appeals denied defendants’ petition for leave to appeal the class certification order. Merits and expert discovery are concluded. Defendants have filed motions for summary judgment and decertification. Briefing on the motions is scheduled to conclude in September 2009 with a decision tentatively scheduled for November 2, 2009.

In re: Sears Holdings Corporation Securities Litigation – In May and July 2006, two class action lawsuits, which each name as defendants Sears Holdings Corporation and Edward S. Lampert, were filed in United States District Court for the Southern District of New York, purportedly on behalf of a class of persons that sold shares of Kmart Holding Corporation stock on or after May 6, 2003 through June 4, 2004. The plaintiffs in each case allege that Kmart’s Plan of Reorganization and Disclosure Statement filed on January 24, 2003 and amended on February 25, 2003 misrepresented Kmart’s assets, particularly its real estate holdings, as evidenced by the prices at which Kmart subsequently sold certain of its stores in June 2004 to Home Depot and Sears. The plaintiffs seek damages for alleged misrepresentations. On December 19, 2006, the Court consolidated the actions and plaintiffs filed their consolidated complaint. On April 15, 2008, the Court denied without prejudice defendants’ motion to dismiss. After taking some additional discovery, defendants filed another motion to dismiss. On July 21, 2009, the Court granted defendants’ motion to dismiss and entered a final order of dismissal. Plaintiffs filed a notice of appeal on August 20, 2009.

AIG Annuity Insurance Company, et al. v. Sears, Roebuck and Co. – On October 12, 2004, an action was filed against Sears in the District Court, 192nd Judicial District, Dallas County, Texas by several holders of certain bonds issued by Sears from 1991 through 1993. Plaintiffs purport to allege under theories of breach of contract and misrepresentation, that Sears prematurely redeemed the bonds in 2004 following Sears’ sale of the credit business in 2003. On February 2, 2007, a jury in the case reached a verdict against Sears and the Court subsequently awarded plaintiffs $61 million plus post-judgment interest. Sears then filed a notice of appeal. On August 21, 2008, the appellate court reversed the trial court’s judgment and entered judgment in favor of Sears on all counts. Plaintiffs’ subsequent motion for rehearing was denied. Plaintiffs have filed a petition for review with the Texas Supreme Court. Briefing on the petition is completed and we await a decision from the Court.

As previously reported in Kmart’s Annual Report on Form 10-K for its fiscal year ended January 26, 2005, the staff of the Securities and Exchange Commission had been investigating, and the U.S. Attorney for the Eastern District of Michigan had undertaken an inquiry into, the manner in which Kmart recorded vendor allowances before a change in accounting principles at the end of fiscal 2001 and the disclosure of certain events bearing on the Predecessor Company’s liquidity in the fall of 2001. Kmart cooperated with the SEC and U.S. Attorney’s office with respect to these matters. The Company understands the SEC’s and U.S. Attorney’s investigations into Kmart are now closed. As previously reported, on August 23, 2005, the SEC filed a complaint in the United States District Court for the Eastern District of Michigan against the Predecessor Company’s former chief executive officer Charles Conaway and its former chief financial officer John McDonald alleging that they misled investors about the Predecessor Company’s liquidity and related matters in the months preceding its bankruptcy in violation of federal securities law. Kmart was not named as a defendant in the action. Mr. McDonald agreed to settle with the SEC shortly before trial in the matter. On June 1, 2009 and following a jury trial in the matter, Mr. Conaway was found liable on all counts. Although Mr. Conaway has filed post-judgment motions seeking to overturn the verdict, based on these developments, the Company believes that all outstanding securities regulatory matters concerning the Predecessor Company have been concluded.

We are a defendant in several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried associates who allege various wage and hour violations and unlawful termination

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

practices. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Further, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. One of these class-action lawsuits described above is Moldowan, et al. v. Sears, Roebuck and Company, et al., a lawsuit filed on August 12, 2004 in the Superior Court of the State of California, County of Sonoma in which plaintiffs allege that Sears failed to pay them for all hours worked and otherwise failed to pay them correctly for work performed in accordance with California law. Plaintiffs seek monetary damages in an unspecified amount, together with attorneys’ fees, interest, statutory penalties and punitive damages. The parties have settled the matter and the Court has approved the settlement. In agreeing to the settlement, defendants did not admit any wrongdoing and denied committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. We previously established a reserve for the expected settlement and it did not have a material adverse effect on our annual results of operations, financial position, liquidity or capital resources.

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

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), which we adopted on February 1, 2009. SFAS No. 141(R) has a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. The provisions of SFAS No. 141(R) are applied prospectively from the date of adoption, except for adjustments to valuation allowances recorded on previously acquired entities’ deferred tax assets and uncertain tax position balances occurring outside the measurement period, which are recorded as a component of income tax expense in the period of adjustment, rather than goodwill. We expect SFAS 141(R) will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. As of August 1, 2009, we have recorded $57 million of unrecognized tax benefits and $8 million of related interest, net of federal tax benefit, for tax positions of the Predecessor Company and tax positions of acquired entities taken prior to their acquisition by Holdings. Liabilities settled for different amounts will affect our income tax expense in the period of settlement or reversal. Settlements recorded in the first half of 2009 did not have a material impact on our results of operations.

On February 1, 2009 we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which amends ARB No. 51, “Consolidated Financial Statements,” to establish

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

new standards that govern the accounting for and reporting of noncontrolling interests in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. SFAS No. 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to a noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; (4) changes in ownership interests resulting in gain or loss be recognized in earnings if control is gained or lost; and (5) in a business combination the noncontrolling interest’s share of net assets acquired be recorded at the fair value, plus its share of goodwill. The provisions of SFAS No. 160 are prospective upon adoption, except for the presentation and disclosure requirements. The presentation and disclosure requirements must be applied retrospectively for all periods presented. Accordingly, our Condensed Consolidated Balance Sheets as of August 2, 2008 and January 31, 2009, our Condensed Consolidated Statements of Operations for the three and six months ended August 2, 2008, and Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Equity for the six months ended August 2, 2008 have been retrospectively adjusted to reflect noncontrolling interests in Sears Canada and OSH (which represent 27% and 19.9% of the subsidiaries’ ownership, respectively).

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.” We adopted SFAS No. 161 on February 1, 2009. See Note 3 to the Condensed Consolidated Financial Statements for further discussion.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” We adopted SFAS No. 165 during the second quarter of fiscal 2009. SFAS No. 165 incorporates the principles and accounting guidance for recognizing and disclosing subsequent events that originated as auditing standards into the body of authoritative literature issued by the FASB as well as prescribes disclosure regarding the date through which subsequent events have been evaluated. We are required to evaluate subsequent events through the date our financial statements are issued. As SFAS No. 165 is not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on our results of operations, cash flows or financial positions. As disclosed in Note 1, we performed an evaluation of subsequent events for the accompanying Condensed Consolidated Financial Statements and Notes through August 24, 2009, the date this report was issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP”, which replaces SFAS No. 162, “The Hierarchy of GAAP” and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases also continue to be sources of authoritative GAAP for SEC registrants. SFAS No. 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. SFAS No. 168 is effective beginning for periods ended after September 15, 2009. As SFAS No. 168 is not intended to change or alter existing GAAP, it is not expected to impact our results of operations, cash flows or financial position. We will adjust historical GAAP references in our Quarterly Report on Form 10-Q for the third quarter 2009 to reflect accounting guidance references included in the codification.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. Additionally, this FSP amends APB Opinion No. 28, “Interim Financial Reporting,” and requires those disclosures in summarized financial information at

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

interim reporting periods. These disclosures are required for interim reporting periods ending after June 15, 2009. We adopted FSP FAS No. 107-1 and APB No. 28-1 in the second quarter of 2009. As this FSP provides only disclosure requirements, the adoption of this standard will not have a material impact on our financial condition or operating results.

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

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

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

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
REVENUES
Merchandise sales and services	$10,551	$11,762	$20,606	$22,830

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,756	8,640	14,938	16,685
Gross margin dollars	2,795	3,122	5,668	6,145
Gross margin rate	26.5%	26.5%	27.5%	26.9%
Selling and administrative	2,630	2,694	5,203	5,509
Selling and administrative expense as a percentage of total revenues	24.9%	22.9%	25.2%	24.1%
Depreciation and amortization	228	247	454	495
Gain on sales of assets	(5)	(6)	(59)	(38)

Total costs and expenses	10,609	11,575	20,536	22,651

Operating income (loss)	(58)	187	70	179
Interest expense	(63)	(65)	(122)	(131)
Interest and investment income	14	20	19	31
Other loss	(31)	(1)	(47)	(2)

Income (loss) before income taxes	(138)	141	(80)	77
Income tax (expense) benefit	52	(56)	28	(28)

Net income (loss)	(86)	85	(52)	49
Income attributable to noncontrolling interest	(8)	(20)	(16)	(40)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(94)	$65	$(68)	$9

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Diluted earnings (loss) per share	$(0.79)	$0.50	$(0.57)	$0.07
Diluted weighted average common shares outstanding	119.1	128.8	120.0	130.3

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.

Net Income (Loss) Attributable to Holdings’ Shareholders and Earnings (Loss) per Share Summary

We recorded a net loss attributable to Holdings’ shareholders for the second quarter of 2009 of $94 million ($0.79 loss per diluted share) as compared to a net income attributable to Holdings’ shareholders of $65 million ($0.50 per diluted share) in the second quarter of 2008. The net loss attributable to Holdings’ shareholders for the first half of 2009 was $68 million ($0.57 loss per diluted share) as compared to net income attributable to Holdings’ shareholders of $9 million ($0.07 per diluted share) in the first half of 2008. Our second quarter and first half results in fiscal 2009 and 2008 were affected by a number of significant items, including:

•

domestic pension plan expense of $42 million ($26 million after tax or $0.22 per diluted share) for the second quarter of 2009 and $84 million ($55 million after tax or $0.46 per diluted share) for the first half of 2009;

•

mark-to-market losses on Sears Canada hedge transactions of $22 million ($10 million after tax and noncontrolling interest or $0.08 per diluted share) for the second quarter of 2009 and $36 million ($17 million after tax or $0.14 per diluted share) for the first half of 2009;

•

a charge for costs associated with store closings and severance of $61 million ($38 million after tax or $0.32 per diluted share) for the second quarter of 2009 and $78 million ($50 million after tax and noncontrolling interest or $0.41 per diluted share) for the first half of 2009;

•

a previously deferred gain on the August 2007 sale of Sears Canada’s former headquarters building of $44 million ($21 million after tax and noncontrolling interest or $0.17 per diluted share) was recognized during the first half of 2009 as Sears Canada ceased use of the building under the lease-back agreement signed at the time of the sale; and

•

the positive impact of the reversal of a $62 million ($37 million after tax, or $0.29 per diluted share, for the second quarter of 2008; and $39 million after tax, or $0.30 per diluted share, for the first half of 2008) reserve during the second quarter of 2008 because of the overturning of a February 2, 2007 adverse jury verdict relating to the redemption of certain Sears, Roebuck and Co. bonds in 2004.

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

13-week period ended August 1, 2009 compared to the 13-week period ended August 2, 2008

Comparable Store Sales and Total Revenues

For the second quarter in fiscal 2009, total revenues declined $1.2 billion, or 10.3%, to $10.6 billion, as compared to $11.8 billion for the second quarter of fiscal 2008. The decrease was primarily due to lower comparable store sales and includes a $126 million decline due to foreign currency exchange rates.

Domestic comparable store sales declined 8.6% in the aggregate, with Sears Domestic comparable store sales declining 12.5% and Kmart comparable store sales declining 3.9%. The decline at Sears Domestic continues to be driven by categories impacted by housing market conditions (including the home appliances category) as well

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

as lower apparel sales. The decline in comparable store sales at Kmart was driven by a decline in apparel, partially offset by an increase in sales of home electronics, as well as the benefit of assuming the operations of its footwear business from a third party effective January 2009. See further discussion in the “Segment Operations” section below regarding changes in revenue in each of our segments.

Gross Margin

For the second quarter of fiscal 2009, we generated $2.8 billion in gross margin, as compared to $3.1 billion in the second quarter of fiscal 2008. The total decline of $327 million primarily reflects the impact of lower overall sales on our gross margin and includes a $40 million decline related to the impact of foreign currency exchange rates on gross margin at Sears Canada, as well as $17 million for markdowns recorded in connection with store closings announced during the quarter.

While gross margin dollars declined, our gross margin rate remained flat at 26.5% and included an increase in gross margin rate of 50 basis points at Sears Domestic and 100 basis points at Sears Canada, mainly as a result of improved inventory management, as well as an increase in gross margin rate in the home electronics category for Sears Domestic. These increases were offset by a decline in gross margin rate of 80 basis points at Kmart due to markdowns recorded in connection with store closings announced during the quarter.

Selling and Administrative Expenses

For the quarter, our selling and administrative expenses decreased $64 million as compared to the second quarter in fiscal 2008. Selling and administrative expenses for the second quarter of 2009 include expenses incurred for domestic pension plans of $42 million and store closing costs and severance of $44 million. Selling and administrative expenses for the second quarter of 2008 include the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-merger legal matter. Excluding these items, selling and administrative expenses declined $212 million and mainly reflects our focus on controlling costs. The decrease includes a reduction in payroll and benefits expense of $92 million and a reduction in advertising expenses of $45 million (primarily due to reductions at Sears Canada), as well as a $23 million decline related to the impact of foreign currency exchange rates at Sears Canada. Our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 24.9% for the second quarter of fiscal 2009, as compared to 22.9% for the second quarter of fiscal 2008. The increase in our selling and administrative expense rate is primarily the result of the above noted significant items, as well as lower expense leverage given lower overall sales results.

Depreciation and Amortization

Depreciation and amortization expense decreased by $19 million during the second quarter of fiscal 2009 as compared to the same period in fiscal 2008. The decrease is primarily attributable to additional property and equipment becoming fully depreciated since the second quarter of fiscal 2008, thereby decreasing our depreciable asset base.

Operating Income / Loss

For the quarter, we reported an operating loss of $58 million, as compared to operating income of $187 million for the second quarter of fiscal 2008. The operating loss for the second quarter of 2009 includes expenses of $103 million related to domestic pension plans and store closings and severance. Operating income for the second quarter of 2008 includes the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-merger legal matter. Excluding these items, operating income decreased $80 million and was primarily the result of lower gross margin dollars given lower overall sales, partially offset by reduced selling and administrative expenses.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

Interest and Investment Income

We earned $14 million in interest and investment income for the second quarter of fiscal 2009, as compared to $20 million for the second quarter of fiscal 2008. Interest and investment income for the second quarter of fiscal 2009 and 2008 includes a pre-tax dividend of $5 million and $10 million, respectively, received in connection with our investment in Sears Mexico. The second quarter decrease in fiscal 2009 is also due to lower levels of interest income as a result of reduced cash and cash equivalent balances.

Other Loss

Other loss is primarily comprised of mark-to-market and settlement losses on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net mark-to-market and settlement losses of $33 million were recorded on these transactions in the second quarter of fiscal 2009.

26-week period ended August 1, 2009 compared to the 26-week period ended August 2, 2008

Comparable Store Sales and Total Revenues

For the first half of fiscal 2009, total revenues declined $2.2 billion, or 9.7%, to $20.6 billion, as compared to $22.8 billion for the first half of fiscal 2008. The decrease was primarily due to lower comparable store sales and includes a $340 million decline due to foreign currency exchange rates.

Domestic comparable store sales declined 8.0% in the aggregate, with Sears Domestic comparable store sales declining 12.1% and Kmart comparable store sales declining 3.0% for the first half of fiscal 2009. The decline at Sears Domestic continues to be driven by categories directly impacted by housing market conditions (including the home appliances category) and lower apparel sales. The decline in comparable store sales at Kmart was driven by a decline in apparel, partially offset by an increase in sales of home electronics, as well as the benefit of assuming the operations of its footwear business from a third party effective January 2009. If the overall retail environment continues to be impacted by unfavorable economic factors, our sales will likely continue to be pressured throughout the remainder of fiscal 2009. See further discussion in the “Segment Operations” section below regarding changes in revenue in each of our segments.

Gross Margin

For the first half of fiscal 2009, we generated $5.7 billion in gross margin, as compared to $6.1 billion in the first half of fiscal 2008. The total decline of $477 million primarily reflects the impact of lower overall sales on our gross margin and includes a $106 million decline related to the impact of foreign currency exchange rates on gross margin at Sears Canada, as well as $17 million for markdowns recorded in connection with store closings.

While gross margin dollars declined, our gross margin rate increased 60 basis points to 27.5% in the first half of fiscal 2009, as compared to 26.9% for the first half of fiscal 2008. The increase in gross margin rate includes increases of 140 basis points at Sears Domestic and 10 basis points at Sears Canada, mainly as a result of improved inventory management. These increases were offset by a decline in gross margin rate of 10 basis points at Kmart due to markdowns recorded in connection with store closings announced during the quarter.

Selling and Administrative Expenses

For the first half of fiscal 2009, our selling and administrative expenses decreased $306 million as compared to the first half in fiscal 2008. Selling and administrative expenses for the first half of 2009 include expenses

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

incurred for domestic pension plans of $84 million and store closing costs and severance of $61 million. Selling and administrative expenses for the first half of 2008 include the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-merger legal matter. Excluding these items, selling and administrative expenses declined $513 million and mainly reflects our focus on controlling costs. The decrease includes a reduction in payroll and benefits expense of $176 million, a reduction in advertising expenses of $153 million, and an $63 million decline related to the impact of foreign currency exchange rates at Sears Canada. Our selling and administrative expense rate was 25.2% for the first half of fiscal 2009, as compared to 24.1% for the first half of fiscal 2008. The increase in our selling and administrative expense rate is primarily the result of the above noted significant items, as well as lower expense leverage given lower overall sales results.

Depreciation and Amortization

Depreciation and amortization expense decreased by $41 million during the first half of fiscal 2009 as compared to the same period in fiscal 2008. The decrease is primarily attributable to additional property and equipment becoming fully depreciated since the first half of fiscal 2008, thereby decreasing our depreciable asset base.

Gains on Sales of Assets

We recorded total gains on sales of assets of $59 million during the first half of fiscal 2009, as compared to $38 million in the first half of fiscal 2008. The increase in gains on sales of assets was due to a $44 million gain recognized by Sears Canada on the sale of its former headquarters.

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

Operating Income / Loss

For the first half of fiscal 2009, we reported operating income of $70 million, as compared to operating income of $179 million for the first half of fiscal 2008. The operating income for the first half of 2009 includes expenses of $162 million related to domestic pension plans and store closings and severance, as well as a gain on sale of assets at Sears Canada of $44 million. Operating income for the first half of 2008 includes the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-merger legal matter. Excluding these items, operating income increased $71 million and was primarily the result of reductions in selling and administrative expenses, partially offset by lower gross margin dollars given lower overall sales.

Interest and Investment Income

We earned $19 million in interest and investment income for the first half of fiscal 2009, as compared to $31 million for the first half of fiscal 2008. Interest and investment income for the first half of fiscal 2009 includes a dividend of $5 million from our cost method investment in Sears Mexico and interest income of $2 million. Interest and investment income for the first half of fiscal 2008 is mainly comprised of a dividend of $10 million from our cost method investment in Sears Mexico and interest income of $16 million. The decrease in interest income in the first half of fiscal 2009 was primarily due to reduced cash and cash equivalent balances.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

Other Loss

Other loss is primarily comprised of mark-to-market and settlement losses on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net mark-to-market and settlement losses of $51 million were recorded on these transactions in the first half of fiscal 2009.

SEGMENT OPERATIONS

The following discussion of our business segment results is organized into three segments: Kmart, Sears Domestic and Sears Canada.

Kmart

Kmart results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Merchandise sales and services	$3,756	$4,005	$7,349	$7,738

Cost of sales, buying and occupancy	2,927	3,087	5,662	5,953
Gross margin dollars	829	918	1,687	1,785
Gross margin rate	22.1%	22.9%	23.0%	23.1%
Selling and administrative	845	863	1,659	1,719
Selling and administrative expense as a percentage of total revenues	22.5%	21.5%	22.6%	22.2%
Depreciation and amortization	36	34	72	67
Gain on sales of assets	(1)	(1)	(10)	(2)

Total costs and expenses	3,807	3,983	7,383	7,737

Operating income (loss)	$(51)	$22	$(34)	$1

Number of stores			1,352	1,382

13-week period ended August 1, 2009 compared to the 13-week period ended August 2, 2008

Comparable Store Sales and Total Revenues

For the quarter, Kmart’s comparable store sales and total sales declined 3.9% and 6.2%, respectively. The decline in total revenues primarily reflects the impact of lower comparable store sales. The 3.9% decline in Kmart comparable store sales during the second quarter of fiscal 2009 was primarily driven by a high single digit percentage decline recorded within the apparel category, partially offset by a modest percentage increase in the home electronics category and the benefit of assuming the operations of its footwear business from a third party effective January 2009.

Gross Margin

For the quarter, Kmart generated $829 million in gross margin in fiscal 2009, as compared to $918 million in the second quarter of fiscal 2008. The $89 million decline is mainly a result of the impact of lower overall sales on Kmart’s gross margin and includes a $14 million charge for markdowns recorded in connection with store closings. For the second quarter of fiscal 2009, Kmart’s gross margin rate was 22.1%, as compared to 22.9% for

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

the second quarter of fiscal 2008, a decrease of 80 basis points. The decrease in gross margin rate was mainly due to markdowns recorded in connection with store closings announced during the quarter.

Selling and Administrative Expenses

For the quarter, Kmart’s selling and administrative expenses decreased $18 million as compared to the second quarter in fiscal 2008. The decline in Kmart’s selling and administrative expenses primarily reflects a reduction in payroll expenses of $16 million and includes expenses incurred for store closing and severance of $16 million. Kmart’s selling and administrative expense rate was 22.5% for fiscal 2009, as compared to 21.5% for the second quarter of fiscal 2008, and increased primarily as a result of lower expense leverage given lower overall sales results, as well as the above noted charge for store closing and severance.

Operating Income / Loss

For the quarter, Kmart recorded an operating loss of $51 million, as compared to operating income of $22 million in the second quarter of fiscal 2008, a decrease of $73 million. The decline in Kmart’s operating income for the second quarter of 2009 as compared to the second quarter of 2008 is mainly due to the sales decline noted above and expenses incurred for store closings and severance of $30 million.

26-week period ended August 1, 2009 compared to the 26-week period ended August 2, 2008

Comparable Store Sales and Total Revenues

For the first half of fiscal 2009, Kmart’s comparable store sales and total sales declined 3.0% and 5.0%, respectively. The decline in total revenues primarily reflects the impact of lower comparable store sales. The 3.0% decline in Kmart comparable store sales during the first half of fiscal 2009 was primarily driven by a high single digit percentage decline recorded within the apparel category, partially offset by a modest percentage increase in the home electronics category and the benefit of assuming the operations of its footwear business from a third party effective January 2009.

Gross Margin

For the first half, Kmart generated $1.7 billion in gross margin in fiscal 2009, as compared to $1.8 billion in the first half of fiscal 2008. The $98 million decline is mainly a result of the impact of lower overall sales on Kmart’s gross margin and includes a $14 million charge for markdowns recorded in connection with store closings. For the first half of fiscal 2009, Kmart’s gross margin rate was 23.0%, as compared to 23.1% for the first half of fiscal 2008, a decrease of 10 basis points. The decrease in gross margin rate was mainly the result of markdowns recorded in connection with store closings announced during the quarter.

Selling and Administrative Expenses

For the first half of fiscal 2009, Kmart’s selling and administrative expenses decreased $60 million as compared to the first half of fiscal 2008. The decline in selling and administrative expenses mainly reflects a reduction in payroll expenses of $34 million and a reduction in advertising expenses of $33 million, and mainly reflects our focus on controlling costs. These reductions were somewhat offset by expenses incurred for store closing and severance of $20 million. Our selling and administrative expense rate was 22.6% for the first half of fiscal 2009, as compared to 22.2% for the first half of fiscal 2008, and increased primarily as a result of the above noted significant items, as well as lower expense leverage given lower overall sales results.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

Operating Income / Loss

For the first half of fiscal 2009, Kmart recorded an operating loss of $34 million, as compared to operating income of $1 million in the first half of fiscal 2008, a decrease of $35 million. The decrease is mainly due to lower gross margin dollars generated as a result of lower overall sales and the significant items noted above, partially offset by reductions in selling and administrative expenses.

Sears Domestic

Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Merchandise sales and services	$5,701	$6,367	$11,273	$12,467

Cost of sales, buying and occupancy	4,082	4,590	7,907	8,919
Gross margin dollars	1,619	1,777	3,366	3,548
Gross margin rate	28.4%	27.9%	29.9%	28.5%
Selling and administrative	1,532	1,524	3,060	3,178
Selling and administrative expense as a percentage of total revenues	26.9%	23.9%	27.1%	25.5%
Depreciation and amortization	167	181	333	364
Gain on sales of assets	(3)	(5)	(4)	(4)

Total costs and expenses	5,778	6,290	11,296	12,457

Operating income (loss)	$(77)	$77	$(23)	$10

Number of:
Full-line Stores(1)			915	933
Specialty Stores			1,253	1,177

Total Domestic Sears Stores			2,168	2,110

(1)	The period ended August 1, 2009 includes 852 Full-line stores and 63 Sears Essentials/Grand stores;
The period ended August 2, 2008 includes 858 Full-line stores and 75 Sears Essentials/Grand stores

13-week period ended August 1, 2009 compared to the 13-week period ended August 2, 2008

Comparable Store Sales and Total Revenues

For the quarter, Sears Domestic’s comparable store sales and total sales declined 12.5% and 10.5%, respectively. The decline in total revenues primarily reflects the impact of lower comparable store sales. Comparable store sales declines were driven by low double digit percentage declines in categories impacted by housing market conditions (including the home appliances category) as well as a low double digit percentage decline recorded in the apparel category.

Gross Margin

Sears Domestic’s gross margin dollars declined $158 million in the second quarter of 2009 as compared to the second quarter of 2008. The decline is mainly a result of the impact of lower overall sales on Sears Domestic’s gross margin and includes a $3 million charge for markdowns recorded in connection with store closings. Sears

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

Domestic’s gross margin rate was 28.4% during the second quarter of fiscal 2009, as compared to 27.9% in the second quarter of fiscal 2008, an increase of 50 basis points. The increase in gross margin rate was mainly the result of improved inventory management, as well as increases in our gross margin rate in the home electronics category.

Selling and Administrative Expenses

For the quarter, our selling and administrative expenses increased $8 million as compared to the second quarter in fiscal 2008. Selling and administrative expenses for the second quarter of 2009 include expenses incurred for domestic pension plans of $42 million and store closing costs and severance of $28 million. Selling and administrative expenses for the second quarter of 2008 include the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-merger legal matter. Excluding these items, selling and administrative expenses declined $124 million. The decrease includes a decrease in payroll and benefits expense of $75 million and mainly reflects our focus on controlling costs. Our selling and administrative expense rate was 26.9% for fiscal 2009, as compared to 23.9% for the second quarter of fiscal 2008. The increase in our selling and administrative expense rate is primarily the result of the significant items noted above, as well as lower expense leverage given lower overall sales results.

Depreciation and Amortization

Depreciation and amortization expense decreased by $14 million during the second quarter of fiscal 2009 as compared to the same period in fiscal 2008. The decrease is primarily attributable to additional property and equipment becoming fully depreciated since the second quarter of 2008, thereby decreasing our depreciable asset base.

Operating Income / Loss

For the quarter, we reported an operating loss of $77 million, as compared to operating income of $77 million for the second quarter of fiscal 2008. Sears Domestic’s operating loss for the second quarter of 2009 includes expenses of $73 million related to domestic pension plans and store closings and severance. Operating income for the second quarter of 2008 includes the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-merger legal matter. Excluding these items, operating income decreased $19 million and was primarily the result of lower gross margin dollars given lower overall sales.

26-week period ended August 1, 2009 compared to the 26-week period ended August 2, 2008

Comparable Store Sales and Total Revenues

For the first half, Sears Domestic’s comparable store sales and total sales declined 12.1% and 9.6%, respectively. The decline in total revenues primarily reflects the impact of lower comparable store sales. Comparable store sales declines were driven by low double digit percentage declines in categories impacted by housing market conditions (including the home appliances category) as well as a low double digit percentage decline recorded in the apparel category.

Gross Margin

Sears Domestic’s gross margin dollars declined $182 million in the first half of 2009 as compared to the first half of 2008. The decline is mainly a result of the impact of lower overall sales on Sears Domestic’s gross margin and includes a $3 million charge for markdowns recorded in connection with store closings. Sears Domestic’s gross

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

margin rate was 29.9% during the first half of fiscal 2009, as compared to 28.5% in the first half of fiscal 2008, an increase of 140 basis points. The increase in gross margin rate was mainly the result of improved inventory management.

Selling and Administrative Expenses

For the first half of fiscal 2009, our selling and administrative expenses decreased $118 million as compared to the first half in fiscal 2008. Selling and administrative expenses for the first half of 2009 include expenses incurred for domestic pension plans of $84 million and store closing costs and severance of $33 million. Selling and administrative expenses for the first half of 2008 include the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-merger legal matter. Excluding these items, selling and administrative expenses declined $297 million and mainly reflects our focus on controlling costs. The decrease includes a decrease in payroll and benefits expense of $142 million as well as a decrease in advertising expenses of $67 million. Our selling and administrative expense rate was 27.1% for the first half of fiscal 2009, as compared to 25.5% for the first half of fiscal 2008. The increase in our selling and administrative expense rate is primarily the result of the significant items noted above, as well as lower expense leverage given lower overall sales results.

Depreciation and Amortization

Depreciation and amortization expense decreased by $31 million during the first half of fiscal 2009 as compared to the same period in fiscal 2008. The decrease is primarily attributable to additional property and equipment becoming fully depreciated since the first half of 2008, thereby decreasing our depreciable asset base.

Operating Income / Loss

For the first half of fiscal 2009, we reported operating loss of $23 million, as compared to an operating income of $10 million for the first half of fiscal 2008. The operating loss for the first half of 2009 includes expenses of $120 million related to domestic pension plans and store closings and severance. Operating income for the first half of 2008 includes the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-merger legal matter. Excluding these items, operating income increased by $149 million and was primarily the result of reductions in selling and administrative expenses, partially offset by lower gross margin dollars given lower overall sales.

Sears Canada

Sears Canada, a consolidated, 73%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

Sears Canada results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Merchandise sales and services	$1,094	$1,390	$1,984	$2,625

Cost of sales, buying and occupancy	747	963	1,369	1,813
Gross margin dollars	347	427	615	812
Gross margin rate	31.7%	30.7%	31.0%	30.9%
Selling and administrative	253	307	484	612
Selling and administrative expense as a percentage of total revenues	23.1%	22.1%	24.4%	23.3%
Depreciation and amortization	25	32	49	64
Gain on sales of assets	(1)	—	(45)	(32)

Total costs and expenses	1,024	1,302	1,857	2,457

Operating income	$70	$88	$127	$168

Number of:
Full-line Stores			122	122
Specialty Stores			267	260

Total Sears Canada Stores			389	382

13-week period ended August 1, 2009 compared to the 13-week period ended August 2, 2008

Total Revenues

Sears Canada’s total revenues decreased 21.3% for the second quarter of fiscal 2009 as compared to the same period last year. The decrease in total revenues of $296 million includes a $126 million decline due to the impact of exchange rates during the quarter. On a Canadian dollar basis, revenues decreased by $170 million, reflecting lower comparable stores sales across all major categories. We believe the decline in comparable store sales is mainly the result of declining consumer confidence and rising unemployment in Canada during the second quarter of 2009.

Gross Margin

Total gross margin dollars decreased $80 million for the second quarter of fiscal 2009 as compared to the same period last year and include a $40 million decline due to the impact of exchange rates during the quarter. Gross margin decreased $40 million on a Canadian dollar basis as a result of lower overall sales. For the quarter, Sears Canada’s gross margin rate increased to 31.7% from 30.7% in the second quarter of fiscal 2008 primarily as a result of improved inventory management.

Selling and Administrative Expenses

For the second quarter of fiscal 2009, Sears Canada’s selling and administrative expenses declined $54 million, which primarily reflects a decline of $29 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $25 million and primarily reflects a reduction in advertising expenses during the second quarter of 2009.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

Operating Income

Sears Canada’s operating income decreased $18 million for the second quarter of fiscal 2009. The decrease in operating income includes an $8 million decline due to the impact of foreign currency exchange rates and reflects the above noted decreases in sales and gross margin, which were partially offset by a decrease in selling and administrative expenses.

26-week period ended August 1, 2009 compared to the 26-week period ended August 2, 2008

Total Revenues

Sears Canada’s total revenues decreased 24.4% for the first half of fiscal 2009 as compared to the same period last year. The decrease in total revenues of $641 million includes a $340 million decline due to the impact of exchange rates during the first half. On a Canadian dollar basis, revenues decreased by $301 million, reflecting lower comparable stores sales across all major categories. We believe the decline in comparable store sales is mainly the result of declining consumer confidence and rising unemployment in Canada during the first half of 2009.

Gross Margin

Total gross margin dollars decreased $197 million for the first half of fiscal 2009 as compared to the same period last year and include a $106 million decline due to the impact of exchange rates during the first half. Gross margin decreased $91 million on a Canadian dollar basis as a result of lower overall sales. For the first half of fiscal 2009, Sears Canada’s gross margin rate increased to 31.0% from 30.9% in the first half of fiscal 2008 primarily as a result of improved inventory management.

Selling and Administrative Expenses

For the first half of fiscal 2009, Sears Canada’s selling and administrative expenses declined $128 million and includes severance expenses of $8 million recorded during the first half of 2009. The decrease in expenses primarily reflects a decline of $83 million due to the impact of exchange rates as well as Sears Canada’s response to reduce expenses as a result of declining revenues in a difficult economic environment.

Gains on Sales of Assets

Sears Canada recorded total gains on sales of assets of $45 million during the first half of 2009, as compared to $32 million in the first half of fiscal 2008. During the first half of 2009, Sears Canada recognized a $44 million gain related to the August 2007 sale of its former headquarters. During the first half of fiscal 2008, Sears Canada benefited from a $32 million gain from the sale of its Calgary downtown full-line store.

Operating Income

Sears Canada’s operating income decreased $41 million for the first half of fiscal 2009. The decrease in operating income includes a $22 million decline due to the impact of foreign currency exchange rates and reflects the above noted decreases in sales and gross margin, which were partially offset by a decrease in selling and administrative expenses.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash Balances

Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of August 1, 2009, August 2, 2008 and January 31, 2009 are detailed in the following table.

millions	August 1, 2009	August 2, 2008	January 31, 2009
Domestic
Cash and equivalents	$276	$579	$337
Cash posted as collateral	12	14	14
Credit card deposits in transit	180	178	159

Total domestic cash and cash equivalents	468	771	510
Sears Canada	721	763	663

Total cash and cash equivalents	1,189	1,534	1,173
Restricted cash	103	—	124

Total cash balances	$1,292	$1,534	$1,297

We had total cash balances of $1.3 billion at August 1, 2009 as compared to $1.5 billion at August 2, 2008 and $1.3 billion at January 31, 2009. Primary uses of cash during the first half of fiscal 2009 include cash used for share repurchases of $134 million, contributions to our pension and post-retirement benefit plans of $96 million, capital expenditures of $122 million and debt issuance costs of $81 million. These amounts were offset by a net increase in borrowings of $271 million.

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

Restricted cash consists of certain Sears Canada cash accounts, which have been pledged as collateral for letters of credit obligations issued under its offshore merchandise purchasing program and with counterparties related to outstanding derivative contracts, as well as funds held in trust in accordance with regulatory requirements governing advance ticket sales related to Sears Travel.

Our August 1, 2009 and January 31, 2009 cash balances exclude $16 million and $38 million, respectively, on deposit with The Reserve Primary Fund, a money market fund which has temporarily restricted withdrawals while it liquidates its holdings to generate cash to distribute. As a result, we reclassified these amounts from cash to the prepaid expenses and other current assets line within our Condensed Consolidated Balance Sheets at August 1, 2009 and January 31, 2009. We expect to receive our remaining $16 million investment during fiscal 2009.

We classify outstanding checks within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks were $203 million, $261 million and $228 million as of August 1, 2009, August 2, 2008 and January 31, 2009, respectively.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

Operating Activities

Holdings used $72 million of cash for its operations during the first half of fiscal 2009. For the first half of fiscal 2008, our operations used cash of $2 million. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. While these items are the primary contributors to our operating cash flows on a recurring basis, the decrease in operating cash flows in the first half of fiscal 2009 as compared to the first half of fiscal 2008 was primarily due to the purchase of insurance coverage for workers’ compensation claims in the second quarter of 2009.

We use a combination of third-party insurance and self-insurance for our insurable risks. In the second quarter of 2009 we paid $70 million to purchase insurance coverage for certain of our workers’ compensation risks from fiscal 2006 and years prior. The insurance allowed us to limit our risk for these workers’ compensation matters, although we are not indemnified from liability for these matters. Accordingly, the payment was recorded as a deposit. This transaction also allowed us to reduce the amount of letters of credit used as collateral for our insurance programs by $115 million. The premium payment associated with this transaction is reported as cash used in operating activities.

Merchandise inventories at August 1, 2009 were $9.4 billion, as compared to $9.8 billion at August 2, 2008. Merchandise payables were $3.4 billion at August 1, 2009, as compared to $3.5 billion as of August 2, 2008. Domestic inventory declined from $8.9 billion at August 2, 2008 to $8.6 billion at August 1, 2009 reflecting the effectiveness of our efforts to control inventory levels. Sears Canada’s inventory levels decreased $91 million to $789 million from August 2, 2008 to August 1, 2009 primarily due to the impact of differences in currency exchange rates.

Investing Activities

For the first half of fiscal 2009, we used $122 million of cash for capital expenditures as compared to $277 million used during the first half of fiscal 2008. We also received $61 million of cash from investments, which reflects cash received from The Reserve Primary Fund of $22 million, as well as changes in restricted cash requirements at Sears Canada. During the first half of 2008, we received $75 million of proceeds from sales of property and investments, which was mainly related to the sale of Sears Canada’s Calgary downtown full-line store.

Financing Activities

During the 26-week period ended August 1, 2009, we repurchased 2.7 million of our common shares at a total cost of $134 million under our share repurchase program. As of August 1, 2009, we had $371 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods. During the 26-week period ended August 2, 2008, we repurchased 6.0 million of our common shares at a total cost of $477 million under our share repurchase program.

Cash provided by financing activities declined in the first half of 2009 as compared to the first half of 2008 mainly due to a decrease in short-term borrowings during the first half of 2009 of $239 million as compared to the first half in 2008. During the first half of fiscal 2009, we made repayments on long-term debt of $302 million. We borrowed $560 million under our Original and Amended Credit Agreement during the first half of 2009 to meet seasonal working capital needs while, at the same time, continuing to invest in our stores, repurchase our

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

stock and make payments on our term debt. As a result, we had $995 million in secured line of credit borrowings outstanding under the Amended Credit Agreement at August 1, 2009. The entire $995 million in Amended Credit Agreement borrowings have been classified within short-term borrowings on our Condensed Consolidated Balance Sheet as of August 1, 2009 as we expect to repay the entire amount within the next twelve months.

Our outstanding borrowings as of August 1, 2009, August 2, 2008 and January 31, 2009 were as follows:

millions	August 1, 2009	August 2, 2008	January 31, 2009
Short-term borrowings:
Unsecured commercial paper	$20	$174	$7
Secured borrowings	995	800	435
Long-term debt, including current portion:
Notes and debentures outstanding	1,560	1,935	1,813
Capitalized lease obligations	664	705	664

Total borrowings	$3,239	$3,614	$2,919

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

The ratings of our domestic debt securities as of August 1, 2009 appear in the table below:

	Moody’s Investors Service	Standard & Poor’s Ratings Services
Unsecured long-term debt	Ba3	BB-
Unsecured commercial paper	NP	B-2

Credit Agreement

During the second quarter, we extended the maturity date of our Original Credit Agreement by entering into an Amended Credit Agreement which has an expiration date of June 22, 2012. The Amended Credit Agreement is a revolving credit facility under which SRAC and Kmart Corporation are the borrowers. Our Original Credit Agreement, which was set to expire on March 24, 2010, provided $4.0 billion of borrowing capacity, however only approximately $3.8 billion had been available since September 2008 when an affiliate of Lehman Brothers notified us it would no longer fund its proportionate share of commitments under the Original Agreement. Also during the second quarter of fiscal 2009, we agreed, for a fee, to allow one of the lenders in our Amended Credit Agreement to exit its commitment, which decreased our total borrowing capacity by $65 million at August 1,

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

2009. As a result of the amendment and changes to the facility during the second quarter, our total borrowing capacity increased to $4.1 billion at August 1, 2009. The fee we received related to the exit of one of our lenders was recorded as a reduction to interest expense during the second quarter of fiscal 2009.

The amended terms and conditions of the asset based credit facility provide for a bifurcation of the $4.1 billion Amended Credit Agreement into a $2.4 billion tranche maturing on June 22, 2012 and bearing an interest rate of LIBOR plus 4.00% (the “Extended Tranche”), with a LIBOR floor of 1.75%, and a $1.7 billion tranche maturing March 24, 2010, bearing an initial interest rate of LIBOR plus 0.875% (the “Existing Tranche”). The bifurcation into the Extended Tranche provides Holdings and its subsidiaries more than adequate liquidity for standby letters of credit and working capital needs. The Amended Credit Agreement also gives us the flexibility, subject to certain terms and conditions, to increase the size of the credit facility or add a term loan tranche to the Amended Credit Agreement in an aggregate amount of up to $1.0 billion. The amendment and extension revises certain terms of the credit agreement to reflect current market conditions. It imposes various requirements, including a requirement that, if availability under the credit facility is beneath a certain threshold, the fixed charge ratio as of the last day of any fiscal quarter be not less than 1.0 to 1.0, a cash dominion requirement if excess availability on the revolver falls below designated levels, and limitations on our ability to make restricted payments, including dividends and share repurchases. In connection with the Amended Credit Agreement, the Company agreed to limit the amount of cash accumulated when borrowings are outstanding under the credit facility. Similar to the Original Credit Agreement, the Amended Credit Agreement has a $1.5 billion letter of credit sub-limit, is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and determines availability pursuant to a borrowing base formula.

At August 1, 2009, we had $995 million of borrowings and $801 million of letters of credit outstanding under the Amended Credit Agreement. Our availability under the agreement, given total outstanding borrowings and letters of credit of $1.8 billion, was $2.3 billion at August 1, 2009. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

The foregoing description is qualified in its entirety by reference to the full text of the Amended Credit Agreement.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In November 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sub-limit. The OSH LLC Facility was subsequently amended in December 2006 to expire in December 2011. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. As of August 1, 2009, there were no borrowings outstanding under the OSH LLC Facility and $6 million in outstanding letters of credit.

Refunds of Income Taxes Paid

We file income tax returns in the United States as well as various foreign jurisdictions. Further, the IRS, as well as other state, local and foreign income tax jurisdictions audit the various returns filed by Kmart, Sears and Holdings. As a result of returns filed, as well as resolution of matters under audit, we expect to receive refunds of approximately $215 million in the second half of 2009 for taxes previously paid to taxing authorities.

Domestic Pension Plan Funding

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 we disclosed that we expected to make contributions to our domestic pension plans of approximately $170 million in 2009 and $500 million in

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

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

Recent Accounting Pronouncements

See Part I, Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements,” Note 14 – “Recent Accounting Pronouncements,” for information regarding new accounting pronouncements.

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

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended August 1, 2009 and August 2, 2008

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The nature of market risks faced by us at August 1, 2009 is the same as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009.

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. As of August 1, 2009, we had interest rate derivatives with a notional amount of $120 million, nominal fair value and a weighted average remaining life of 0.4 years. All debt securities and interest-rate derivative instruments are considered non-trading. As of August 1, 2009, 41% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at August 1, 2009, which totaled approximately $1.3 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $13 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

We, from time to time, enter into foreign currency forward contracts, which have typically been designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada. We had no such foreign currency forward contracts outstanding as of August 1, 2009.

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated option contracts for a portion of its expected requirements. As of August 1, 2009, these contracts had a notional value of approximately $305 million and a weighted average remaining life of 0.4 years. The aggregate fair value of the option contracts as of August 1, 2009 was $15 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of August 1, 2009, with all other variables held constant, would have resulted in a fair value for these contracts of approximately $13 million as of August 1, 2009, a decrease of $2 million.

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

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements,” Note 7 – “Claims Resolution and Bankruptcy-Related Settlements,” and Note 13 – “Legal Proceedings,” for information regarding legal proceedings, which information is incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock we acquired during the second quarter of fiscal 2009. During the 13 weeks ended August 1, 2009, we repurchased 1.7 million of our common shares at a total cost of $94 million under our common share repurchase program. As of August 1, 2009, we had $371 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 3, 2009 to May 30, 2009	1,708,742	$54.87	1,708,742	$54.87
May 31, 2009 to July 4, 2009	111	61.83	—	—
July 5, 2009 to August 1, 2009	535	66.34	—	—

Total	1,709,388	$54.88	1,708,742	$54.87	$371,000,000

(1)	Includes 646 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. These shares were acquired during the quarter as follows:

May 3, 2009 to May 30, 2009	—
May 31, 2009 to July 4, 2009	111
July 5, 2009 to August 1, 2009	535

Total	646

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

Our Amended Credit Agreement imposes various requirements, including a requirement that, if availability under the credit facility is beneath a certain threshold, the fixed charge ratio as of the last day of any fiscal quarter be not less than 1.0 to 1.0, a cash dominion requirement if excess availability on the revolver falls below designated levels, and limitations on our ability to make restricted payments, including dividends and share repurchases. In connection with the Amended Credit Agreement, the Company agreed to limit the amount of cash accumulated when borrowings are outstanding under the credit facility.

SEARS HOLDINGS CORPORATION

Item 4. Submission of Matters to a Vote of Security Holders

See Part II, Item 4, “Submission of Matters to a Vote of Security Holders” in our Quarterly Report on Form 10-Q for the quarter ended May 2, 2009 regarding the matters submitted to a vote at our annual meeting of stockholders held on May 4, 2009, which information is incorporated herein by this reference.

Item 6. Exhibits

(a) Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

SEARS HOLDINGS CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION (Registrant)

August 24, 2009	By	/s/ WILLIAM K. PHELAN
William K. Phelan
Senior Vice President and Controller
(Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

10.1	Amended and Restated Credit Agreement, dated as of May 21, 2009, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Co-Collateral Agent and Swingline Lender, Wells Fargo Retail Finance, LLC and General Electric Capital Corporation, as Co-Syndication Agents and Co-Collateral Agents, JPMorgan Chase Bank, N.A. and Barclays Bank plc, as Co-Documentation Agents, and Banc of America Securities LLC, Wells Fargo Retail Finance, LLC and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2009 (File No. 000-51217)).

10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of May 21, 2009, among the Registrant and certain other subsidiaries of the Registrant and Bank of America, N.A., Wells Fargo Retail Finance, LLC and General Electric Capital Corporation, as Co-Collateral Agents (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2009 (File No. 000-51217)).

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

E-1