Form 10-Q
period 2009-10-31
SEARS HOLDINGS CORP
filed 2009-11-20
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended October 31, 2009

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-51217

SEARS HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois	60179
(Address of principal executive offices)	(Zip Code)

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

Yes    ☐            No    ☒

As of November 13, 2009, the registrant had 115,569,649 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
REVENUES
Merchandise sales and services	$10,190	$10,660	$30,796	$33,490

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,419	7,806	22,357	24,491
Selling and administrative	2,664	2,731	7,867	8,240
Depreciation and amortization	224	250	678	745
Impairment charges	—	76	—	76
Gain on sales of assets	(11)	(1)	(70)	(39)

Total costs and expenses	10,296	10,862	30,832	33,513

Operating loss	(106)	(202)	(36)	(23)
Interest expense	(72)	(71)	(194)	(202)
Interest and investment income	5	9	24	40
Other income (loss)	(5)	80	(52)	78

Loss before income taxes	(178)	(184)	(258)	(107)
Income tax benefit	66	73	94	45

Net loss	(112)	(111)	(164)	(62)
Income attributable to noncontrolling interests	(15)	(35)	(31)	(75)

NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(127)	$(146)	$(195)	$(137)

LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic and diluted loss per share	$(1.09)	$(1.16)	$(1.64)	$(1.07)
Basic and diluted weighted average common shares outstanding	116.9	125.5	119.2	128.5

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
millions	October 31, 2009	November 1, 2008	January 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$1,468	$1,172	$1,173
Restricted cash	59	—	124
Accounts receivable	844	1,195	839
Merchandise inventories	10,805	11,364	8,795
Prepaid expenses and other current assets	366	593	458
Deferred income taxes	29	23	27

Total current assets	13,571	14,347	11,416
Property and equipment, net	7,758	8,265	8,091
Goodwill	1,392	1,658	1,392
Trade names and other intangible assets	3,225	3,302	3,283
Other assets	1,229	382	1,160

TOTAL ASSETS	$27,175	$27,954	$25,342

LIABILITIES
Current liabilities
Short-term borrowings	$1,603	$1,925	$442
Current portion of long-term debt and capitalized lease obligations	369	381	345
Merchandise payables	4,495	4,414	3,006
Accrued expenses and other current liabilities	3,271	3,355	3,226
Unearned revenues	1,016	1,074	1,069
Other taxes	512	525	424

Total current liabilities	11,266	11,674	8,512

Long-term debt and capitalized lease obligations	1,831	2,175	2,132
Pension and post-retirement benefits	2,001	1,014	2,057
Other long-term liabilities	2,752	2,915	2,942

Total Liabilities	17,850	17,778	15,643

EQUITY
Total Equity	9,325	10,176	9,699

TOTAL LIABILITIES AND EQUITY	$27,175	$27,954	$25,342

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
millions	October 31, 2009	November 1, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(164)	$(62)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	678	745
Impairment charges	—	76
Gain on sales of assets	(70)	(39)
Pension and post-retirement plan contributions	(167)	(246)
Settlement of Canadian dollar hedges	—	(64)
Change in operating assets and liabilities (net of acquisitions and dispositions):
Merchandise inventories	(1,912)	(1,573)
Merchandise payables	1,435	1,024
Deferred income taxes	200	54
Income and other taxes	(39)	(420)
Mark-to-market adjustments and settlements on Sears Canada U.S. dollar option contracts	62	(72)
Other operating assets	118	25
Other operating liabilities	(248)	(412)

Net cash used in operating activities	(107)	(964)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(21)
Proceeds from sales of property	19	82
Decrease (increase) in investments and restricted cash	106	(13)
Purchases of property and equipment	(221)	(395)

Net cash used in investing activities	(96)	(347)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	—	15
Repayments of long-term debt	(318)	(211)
Increase in short-term borrowings, primarily 90 days or less	1,161	1,763
Debt issuance costs	(81)	—
Additional purchase of noncontrolling interest	(7)	—
Purchase of treasury stock	(358)	(558)

Net cash provided by financing activities	397	1,009

Effect of exchange rate changes on cash and cash equivalents	101	(148)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	295	(450)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,173	1,622

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,468	$1,172

SUPPLEMENTAL CASH FLOW DATA:
Bankruptcy related settlements resulting in receipt of treasury stock	$—	$12
Income taxes paid, net of refunds	(68)	243
Cash interest paid	140	147

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity Attributable to Holdings’ Shareholders
millions	Number of Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at February 2, 2008 – as reported	132	$1	$10,419	$4,509	$(4,331)	$69	$—	$10,667
Effects of adoption of new accounting standard for noncontrolling interests	—	—	—	—	—	—	313	313

Balance at February 2, 2008 – as adjusted	132	$1	$10,419	$4,509	$(4,331)	$69	$313	$10,980
Comprehensive loss
Net income (loss)	—	—	—	(137)	—	—	75	(62)
Cumulative translation adjustment	—	—	—	—	—	(96)	(79)	(175)

Total Comprehensive Loss								(237)
Bankruptcy related settlement agreement	—	—	7	—	(12)	—	—	(5)
Shares repurchased	(7)	—	—	—	(558)	—	—	(558)
Other	—	—	(7)	—	6	—	(3)	(4)

Balance at November 1, 2008	125	$1	$10,419	$4,372	$(4,895)	$(27)	$306	$10,176

Balance at January 31, 2009 – as reported	122	$1	$10,441	$4,562	$(5,012)	$(612)	$—	$9,380
Effects of adoption of new accounting standard for noncontrolling interests	—	—	—	—	—	—	319	319

Balance at January 31, 2009 – as adjusted	122	$1	$10,441	$4,562	$(5,012)	$(612)	$319	$9,699
Comprehensive loss
Net income (loss)	—	—	—	(195)	—	—	31	(164)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	33	—	33
Cumulative translation adjustment	—	—	—	—	—	77	43	120

Total Comprehensive Loss								(11)
Canadian shares purchased	—	—	(2)	—	—	—	(5)	(7)
Shares repurchased	(6)	—	—	—	(358)	—	—	(358)
Other	—	—	37	—	(30)	(3)	(2)	2

Balance at October 31, 2009	116	$1	$10,476	$4,367	$(5,400)	$(505)	$386	$9,325

See accompanying notes.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Sears Holdings Corporation (“Holdings,” “we,” “us,” “our” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), which was completed on March 24, 2005. We are a broadline retailer with approximately 2,300 full-line and 1,270 specialty retail stores in the United States, operating through Kmart and Sears, and approximately 390 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 73%-owned subsidiary.

These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In accordance with a newly issued accounting standard for subsequent events, we performed an evaluation of subsequent events for the accompanying Condensed Consolidated Financial Statements and Notes through November 19, 2009, the date this report was issued. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current interim period presentation. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The retail business is seasonal in nature, and we generate a high proportion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. These interim financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Sears Holdings was notified during the third quarter of 2009 that we can expect to receive the final portion of a settlement for Visa/MasterCard litigation concerning the alleged unlawful inflation of interchange fees. We received the first portion of the settlement during the second quarter of fiscal 2006. The amount of the settlement is expected to be approximately $30 million and is expected to be received in the fourth quarter of fiscal 2009.

NOTE 2 – BORROWINGS

Total borrowings were as follows:

millions	October 31, 2009	November 1, 2008	January 31, 2009
Short-term borrowings:
Unsecured commercial paper	$337	$16	$7
Secured borrowings	1,266	1,909	435
Long-term debt, including current portion:
Notes and debentures outstanding	1,551	1,874	1,813
Capitalized lease obligations	649	682	664

Total borrowings	$3,803	$4,481	$2,919

The fair value of long-term debt and capitalized lease obligations was $2.0 billion at October 31, 2009, $2.2 billion at November 1, 2008 and $2.0 billion at January 31, 2009. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Credit Agreement

During the second quarter of 2009, we extended the maturity date of our credit agreement (“Original Credit Agreement”) by entering into an amended credit agreement (the “Amended Credit Agreement”) which has an expiration date of June 22, 2012. The Amended Credit Agreement is an asset based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. Our Original Credit Agreement, which was to expire on March 24, 2010, provided $4.0 billion of borrowing capacity, however only approximately $3.8 billion had been available since September 2008 when an affiliate of Lehman Brothers notified us it would no longer fund its proportionate share of commitments under the Original Agreement. Also during the second quarter of fiscal 2009, we agreed, for a fee, to allow one of the lenders in our Amended Credit Agreement to exit its commitment, which decreased our total borrowing capacity by $65 million. As a result of the amendment and changes to the facility during the second quarter, our total borrowing capacity increased to $4.1 billion. The fee we received related to the exit of one of our lenders was recorded as a reduction to interest expense during the second quarter of fiscal 2009.

The Amended Credit Agreement provides for a bifurcation of the $4.1 billion credit facility into a $2.4 billion tranche maturing on June 22, 2012, bearing an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.00% (the “Extended Tranche”), with a LIBOR floor of 1.75%, and a $1.7 billion tranche maturing March 24, 2010, bearing an initial interest rate of LIBOR plus 0.875% (the “Existing Tranche”). The bifurcation into the Extended Tranche provides Holdings and its subsidiaries more than adequate liquidity for standby letters of credit and working capital needs. The Amended Credit Agreement also gives us the flexibility, subject to certain terms and conditions, to increase the size of the credit facility or add a term loan tranche to the Amended Credit Agreement in an aggregate amount of up to $1.0 billion. It imposes various requirements, including a requirement that, if availability under the credit facility is beneath a certain threshold, the fixed charge ratio as of the last day of any fiscal quarter be not less than 1.0 to 1.0, a cash dominion requirement if excess availability on the revolver falls below designated levels, and limitations on our ability to make restricted payments, including dividends and share repurchases. In connection with the Amended Credit Agreement, the Company agreed to limit the amount of cash accumulated when borrowings are outstanding under the credit facility. The Amended Credit Agreement has a $1.5 billion letter of credit sub-limit, is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and determines availability pursuant to a borrowing base formula.

At October 31, 2009, we had $1.3 billion of borrowings and $803 million of letters of credit outstanding under the Amended Credit Agreement. Our availability under the agreement, given total outstanding borrowings and letters of credit of $2.1 billion, was $2 billion at October 31, 2009. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In November 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sub-limit. The OSH LLC Facility was amended in December 2006 to expire in December 2011. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. As of October 31, 2009, there were no borrowings outstanding under the OSH LLC Facility and $6 million in letters of credit outstanding.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

On February 1, 2009, we adopted a newly issued accounting standard regarding disclosures about derivative instruments and hedging activities. The standard supplements previously required disclosures with additional qualitative and quantitative information. Accordingly, the disclosures that follow should be read along with our existing disclosure in Note 5 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2009.

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

Sears Canada Hedges of Merchandise Purchases

At October 31, 2009, Sears Canada had entered into foreign currency option contracts with a total notional value of $270 million. As discussed previously, these option contracts are used to hedge Sears Canada’s purchase of inventory under U.S. dollar denominated contracts. We record mark-to-market adjustments based on the total notional value of these outstanding option contracts at the end of each quarter. We recorded mark-to-market assets related to the foreign currency option contracts of $12 million at October 31, 2009, $81 million at November 1, 2008 and $74 million at January 31, 2009.

We record the earnings impact of mark-to-market and settlement adjustments for foreign currency option contracts in other income (loss) at the end of each quarter. We recorded mark-to-market and settlement losses on these contracts of $6 million and $72 million in other income (loss) for the 13- and 39- week periods ended October 31, 2009, respectively.

Sears Canada’s above noted foreign currency options contracts were entered into as a hedge of merchandise purchase contracts denominated in U.S. currency. We also record mark-to-market adjustments for the value of the merchandise purchase contracts (considered to be embedded derivatives under relevant accounting rules) at the end of each quarter. We recorded an asset of $1 million at October 31, 2009, a liability of $8 million at November 1, 2008 and a liability of $6 million at January 31, 2009 related to these embedded derivatives.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We record the earnings impact of mark-to-market and settlement adjustments related to the embedded derivative in the merchandise purchase contracts in other income (loss) at the end of each quarter. We recorded mark-to-market and settlement losses of $1 million for the 13-week period ended October 31, 2009, and mark-to-market and settlement gains of $14 million for the 39-week period ended October 31, 2009.

At October 31, 2009, we had total derivative mark-to-market assets of $13 million. We recorded total mark-to-market losses and settlements of $7 million and $58 million in other income (loss) for the 13- and 39-week periods ending October 31, 2009, respectively. See Note 4 for further information regarding fair value of these option and merchandise purchase contracts and the respective balance sheet classifications as of October 31, 2009.

Hedges of Net Investment in Sears Canada

We, from time to time, enter into foreign currency forward contracts, which have typically been designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada. We had no such foreign currency forward contracts outstanding as of October 31, 2009, November 1, 2008 or January 31, 2009.

Counterparty Credit Risk

We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better as of October 31, 2009.

NOTE 4 – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

We determine fair value of financial assets and liabilities based on the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Cash and cash equivalents, accounts receivable, merchandise payables, credit facility borrowings and accrued liabilities are reflected in the Condensed Consolidated Balance Sheet at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt is disclosed in Note 2 to the Condensed Consolidated Financial Statements. The following table provides the fair value measurement amounts for other financial assets and liabilities recorded on our Condensed Consolidated Balance Sheet at fair value as of October 31, 2009, November 1, 2008 and January 31, 2009:

millions	Total Fair Value Amounts at October 31, 2009	Level 1	Level 2	Level 3
Short-term investments(1)	$12	$—	$12	$—
Foreign currency derivative assets(1)	13	—	13	—

Total	$25	$—	$25	$—

millions	Total Fair Value Amounts at November 1, 2008	Level 1	Level 2	Level 3
Short-term investments(1)	$94	$—	$94	$—
Foreign currency derivative assets(1)	81	—	81	—
Foreign currency derivative liabilities(2)	(8)	—	(8)	—

Total	$167	$—	$167	$—

millions	Total Fair Value Amounts at January 31, 2009	Level 1	Level 2	Level 3
Short-term investments(1)	$38	$—	$38	$—
Foreign currency derivative assets(1)	74	—	74	—
Foreign currency derivative liabilities(2)	(6)	—	(6)	—

Total	$106	$—	$106	$—

(1)	Included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.
(2)	Included within Other current liabilities on the Condensed Consolidated Balance Sheet.

Short-term investments are typically valued at the closing price in the principal active market as of the last business day of the quarter. Short-term investments at October 31, 2009, November 1, 2008 and January 31, 2009 include $12 million, $94 million and $38 million, respectively, on deposit with The Reserve Primary Fund, a money market fund that has temporarily restricted withdrawals while it liquidates its holdings to generate cash to distribute. The fair value of this investment was determined by using estimates based on the values of similar assets and information obtained from The Reserve Primary Fund.

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

NOTE 5 – ACQUISITION OF NONCONTROLLING INTEREST IN SEARS CANADA

During the first quarter of fiscal 2009, the Company increased its controlling interest in Sears Canada by acquiring approximately 0.5 million common shares in open market transactions. The Company paid a total of

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

$7 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with a newly issued accounting standard on noncontolling interests (see Note 14 for further information on this new standard). The acquisition of the additional interest in Sears Canada was not material to our financial position. We did not purchase any additional shares of Sears Canada during the second or third quarters of fiscal 2009. Our majority interest in Sears Canada remains at 73%.

NOTE 6 – STORE CLOSINGS AND ASSET IMPAIRMENTS

Store Closings

We made the decision to close seven underperforming stores during the third quarter of fiscal 2009 and 14 underperforming stores during the third quarter of fiscal 2008. The store closures included closures within both of our Kmart and Sears Domestic segments. We recorded charges related to these store closings of $10 million in the third quarter of 2009 and $25 million in the third quarter of 2008. The charges include $5 million and $10 million recorded in the third quarter of 2009 and 2008, respectively, for inventory markdowns recorded in cost of sales, and $5 million and $15 million recorded in the third quarter of 2009 and 2008, respectively, in selling and administrative expenses for store closing and severance costs.

In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which the Company no longer intends to receive any economic benefit are accrued for when the Company ceases to use the leased space. We expect to record an additional charge of approximately $5 million during the fourth quarter of 2009 related to stores we previously announced would close in the second quarter of 2009.

Total store closing charges recorded during the first three quarters of fiscal 2009 and 2008 were $88 million and $25 million, respectively. These charges include $22 million and $10 million recorded in cost of sales for inventory markdowns during the first three quarters of fiscal 2009 and 2008, respectively, as well as $66 million and $15 million recorded in selling and administrative expenses for store closing and severance costs during the first three quarters of fiscal 2009 and 2008, respectively.

Asset Impairments

In accordance with accounting standards governing the impairment or disposal of long-lived assets, we performed an impairment test of certain of our long-lived assets (principally the value of buildings and other fixed assets associated with our stores) due to events and changes in circumstances during the third quarter of 2008 that indicated an impairment might have occurred. The impairment review was triggered by the increased severity of the economic turmoil and weakening in the U.S. economy during the quarter, which had a negative impact on the performance of our stores.

As a result of this impairment testing in the third quarter of 2008, the Company recorded a $76 million impairment charge during the 13-week period ended November 1, 2008. This impairment charge was comprised of a $20 million charge at Kmart and a $56 million charge at Sears Domestic.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

During the third quarter of fiscal 2008, we completed the settlement of all of the claims associated with the discharge of the Predecessor Company’s liabilities subject to compromise pursuant to the Plan of Reorganization. Accordingly, all of the 31.9 million shares set aside for distribution to creditors as part of the Plan of Reorganization have been distributed as of this date.

During the third quarter of fiscal 2008, the Company received 121,620 shares of common stock (weighted average price of $96.17 per share) with an approximate value of $12 million from the distribution referenced above. Of this amount $5 million was recognized as a recovery gain in other income as they relate to recoveries from vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. The remaining $7 million was recorded as capital in excess of par value as these shares are the result of a fiscal 2004 transaction in which the Company entered into settlement agreements with past providers of surety bonds to resolve all issues in connection with their pre-petition claims. In accordance with the terms of the settlement agreements, Kmart assumed responsibility for the future obligations under the bonds issued with respect to the Predecessor Company’s workers’ compensation insurance program and was assigned the Class 5 claims against the Company.

NOTE 8 – SHAREHOLDERS’ EQUITY

Share Repurchase Program

During the 13- and 39- week periods ended October 31, 2009, we repurchased 3.5 million and 6.2 million of our common shares at a total cost of $224 million and $358 million, respectively, under our share repurchase program. Our repurchases for the 13- and 39- week periods ended October 31, 2009 were made at average prices of $64.30 and $58.05 per share, respectively. As of October 31, 2009, we had $147 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

NOTE 9 – BENEFIT PLANS

Pension and Post-retirement Benefit Plans

We provide benefits to certain associates who are eligible under various defined benefit pension plans, contributory defined benefit pension plans and other post-retirement plans, primarily retiree medical benefits. The following table summarizes the components of total net periodic benefit expense for our retirement plans:

	13 Weeks Ended		39 Weeks Ended
millions	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Components of net periodic expense:
Benefits earned during the period	$2	$9	$10	$22
Interest costs	124	116	333	334
Expected return on plan assets	(96)	(114)	(239)	(329)
Amortization of experience gains/losses	24	—	55	—

Net periodic expense	$54	$11	$159	$27

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Contributions

During the 13- and 39- week periods ended October 31, 2009, we made total contributions of $71 million and $167 million, respectively, to our pension and post-retirement plans. During the 13- and 39- week periods ended November 1, 2008, we made total contributions of $111 million and $246 million, respectively, to our pension and post-retirement plans. We anticipate making aggregate contributions of approximately $73 million over the remainder of fiscal 2009.

NOTE 10 – INCOME TAXES

At October 31, 2009, we had gross unrecognized tax benefits of $320 million. Of this amount, $119 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. Included in the $119 million are $40 million of tax liabilities, net of federal tax benefit, related to uncertain tax positions of previously acquired entities taken prior to their acquisition by Holdings that would, with the adoption of a newly issued accounting standard for business combinations, impact our effective tax rate if recognized (see Note 14). During the 13- and 39- week periods ended October 31, 2009, we reduced gross unrecognized tax benefits by $23 million and $40 million, respectively, for federal and state tax settlements. We expect that our unrecognized tax benefits could decrease up to $41 million over the next 12 months for federal and state settlements and for federal and state tax positions related to prior business dispositions due to both the expiration of the statute of limitations for certain jurisdictions as well as expected related settlements.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At October 31, 2009, the total amount of interest and penalties recognized on our condensed consolidated balance sheet was $82 million ($53 million net of federal benefit). The total amount of net interest income recognized in our Condensed Consolidated Statements of Operations for the 13- and 39- week periods ended October 31, 2009 was $7 million (net of federal tax benefit) and $3 million (net of federal tax benefit), respectively.

We file income tax returns in the United States as well as various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) is currently auditing the Holdings’ federal income tax returns for the fiscal years 2006 and 2007. The IRS has completed its examination of Sears’ federal income tax returns for the fiscal years 2002 – 2005 and Holdings’ federal income tax return for the fiscal year 2005. We have resolved with the IRS all matters arising from these exams. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the fiscal years 2002 – 2007, and Kmart is under examination by such jurisdictions for the fiscal years 2003 – 2007.

At October 31, 2009, we had Federal net operating loss (“NOL”) carryforwards from the Predecessor Company of approximately $269 million subject to an overall annual section 382 limitation of $96 million, generating deferred tax assets of approximately $94 million. The federal NOL carryforwards will expire in 2021, 2022, 2023, and 2028. We also have credit carryforwards of $108 million, which will expire between 2015 and 2028.

At the end of fiscal 2008, we had a state NOL deferred tax asset of $186 million and a valuation allowance of $117 million. In the first three quarters of fiscal 2009, there were no adjustments to the state NOL deferred tax asset and valuation allowance. The state NOL’s will predominantly expire between 2017 and 2028.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 11 – SUMMARY OF SEGMENT DATA

We have three reportable segments: Kmart, Sears Domestic and Sears Canada.

	For the 13 Weeks Ended
	October 31, 2009
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$3,476	$5,507	$1,207	$10,190

Costs and expenses
Cost of sales, buying and occupancy	2,690	3,914	815	7,419
Selling and administrative	830	1,556	278	2,664
Depreciation and amortization	37	162	25	224
Gain on sales of assets	(9)	(2)	—	(11)

Total costs and expenses	3,548	5,630	1,118	10,296

Operating income (loss)	$(72)	$(123)	$89	$(106)

Total assets	$6,777	$16,676	$3,722	$27,175

	For the 13 Weeks Ended
	November 1, 2008
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$3,532	$5,827	$1,301	$10,660

Costs and expenses
Cost of sales, buying and occupancy	2,753	4,171	882	7,806
Selling and administrative	828	1,599	304	2,731
Depreciation and amortization	34	186	30	250
Impairment charges	20	56	—	76
(Gain) loss on sales of assets	—	(2)	1	(1)

Total costs and expenses	3,635	6,010	1,217	10,862

Operating income (loss)	$(103)	$(183)	$84	$(202)

Total assets	$6,863	$17,847	$3,244	$27,954

	For the 39 Weeks Ended
	October 31, 2009
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$10,825	$16,780	$3,191	$30,796

Costs and expenses
Cost of sales, buying and occupancy	8,352	11,821	2,184	22,357
Selling and administrative	2,489	4,616	762	7,867
Depreciation and amortization	109	495	74	678
Gain on sales of assets	(19)	(6)	(45)	(70)

Total costs and expenses	10,931	16,926	2,975	30,832

Operating income (loss)	$(106)	$(146)	$216	$(36)

Total assets	$6,777	$16,676	$3,722	$27,175

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	For the 39 Weeks Ended
	November 1, 2008
millions	Kmart	Sears		Sears Holdings
		Domestic	Canada
Merchandise sales and services	$11,270	$18,294	$3,926	$33,490

Costs and expenses
Cost of sales, buying and occupancy	8,706	13,090	2,695	24,491
Selling and administrative	2,547	4,777	916	8,240
Depreciation and amortization	101	550	94	745
Impairment charges	20	56	—	76
Gain on sales of assets	(2)	(6)	(31)	(39)

Total costs and expenses	11,372	18,467	3,674	33,513

Operating income (loss)	$(102)	$(173)	$252	$(23)

Total assets	$6,863	$17,847	$3,244	$27,954

NOTE 12 – SUPPLEMENTAL FINANCIAL INFORMATION

Other long-term liabilities as of October 31, 2009, November 1, 2008 and January 31, 2009 consisted of the following:

millions	October 31, 2009	November 1, 2008	January 31, 2009
Unearned revenues	$836	$895	$889
Self-insurance reserves	844	840	826
Other	1,072	1,180	1,227

Total	$2,752	$2,915	$2,942

NOTE 13 – LEGAL PROCEEDINGS

Maurice Levie, individually and on behalf of all others similarly situated v. Sears, Roebuck & Co., et al. – Following the announcement of the Merger on November 17, 2004, a lawsuit was filed in the United States District Court for the Northern District of Illinois relating to the transaction. This suit asserts claims under the federal securities laws on behalf of a class of former Sears’ stockholders against Sears, Alan J. Lacy, Edward S. Lampert and ESL Partners, L.P. for allegedly failing to make timely disclosure of merger discussions during the period September 9 through November 16, 2004, and seeks damages. On July 17, 2007, the Court granted in part and denied in part plaintiffs’ motion for class certification, certifying a class of Sears’ stockholders who sold shares of Sears’ stock between September 9, 2004 and November 16, 2004, excluding short sellers who covered their positions during the class period. On September 24, 2007, the Seventh Circuit Court of Appeals denied defendants’ petition for leave to appeal the class certification order. Merits and expert discovery are concluded. Defendants have filed motions for summary judgment and decertification. Briefing on the motions is concluded and the parties expect a ruling soon.

In re: Sears Holdings Corporation Securities Litigation – In May and July 2006, two class action lawsuits, which each name as defendants Sears Holdings Corporation and Edward S. Lampert, were filed in United States District Court for the Southern District of New York, purportedly on behalf of a class of persons that sold shares of Kmart Holding Corporation stock on or after May 6, 2003 through June 4, 2004. The plaintiffs in each case allege that Kmart’s Plan of Reorganization and Disclosure Statement filed on January 24, 2003 and amended on

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

February 25, 2003 misrepresented Kmart’s assets, particularly its real estate holdings, as evidenced by the prices at which Kmart subsequently sold certain of its stores in June 2004 to Home Depot and Sears. Plaintiffs seek damages for alleged misrepresentations. On December 19, 2006, the Court consolidated the actions and plaintiffs filed their consolidated complaint. On April 15, 2008, the Court denied without prejudice defendants’ motion to dismiss. After taking some additional discovery, defendants filed another motion to dismiss. On July 21, 2009, the Court granted defendants’ motion to dismiss and entered a final order of dismissal. Plaintiffs filed a notice of appeal on August 20, 2009. Briefing on the appeal continues.

AIG Annuity Insurance Company, et al. v. Sears, Roebuck and Co. – On October 12, 2004, an action was filed against Sears in the District Court, 192nd Judicial District, Dallas County, Texas by several holders of certain bonds issued by Sears from 1991 through 1993. Plaintiffs allege under theories of breach of contract and misrepresentation that Sears prematurely redeemed the bonds in 2004 following Sears’ sale of the credit business in 2003. On February 2, 2007, a jury in the case reached a verdict against Sears and the Court subsequently awarded plaintiffs $61 million plus post-judgment interest. Sears then filed a notice of appeal. On August 21, 2008, the appellate court reversed the trial court’s judgment and entered judgment in favor of Sears on all counts. Plaintiffs’ subsequent motion for rehearing was denied as was their petition for review with the Texas Supreme Court. Plaintiffs have filed a motion for rehearing with the Texas Supreme Court.

Robert F. Booth Trust, derivatively v. William C. Crowley, et al. – In August 2009, a shareholder derivative lawsuit was filed in United States District Court for the Northern District of Illinois against current and former directors William C. Crowley, Edward S. Lampert, Steven T. Mnuchin, Richard C. Perry, Ann N. Reese, Kevin B. Rollins, Emily Scott and Thomas Tisch, and nominally Sears Holdings Corporation. Plaintiff alleges that by nominating for re-election to the Sears Holdings Corporation board Mr. Crowley and Ms. Reese while they were also members of the boards of AutoNation, Inc. (Crowley), AutoZone, Inc. (Crowley), and Jones Apparel Group, Inc. (Reese), defendants violated Section 8 of the Clayton Act prohibiting “interlocking directorships” and breached their fiduciary duty to the Company. Plaintiff seeks injunctive relief and recovery of its attorney fees only. Defendants’ response to plaintiff’s amended complaint is due on or before November 20, 2009.

We are a defendant in several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried associates who allege various wage and hour violations and unlawful termination practices. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Further, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. One of these class-action lawsuits described above is Moldowan, et al. v. Sears, Roebuck and Company, et al., a lawsuit filed on August 12, 2004 in the Superior Court of the State of California, County of Sonoma in which plaintiffs alleged that Sears failed to pay them for all hours worked and otherwise failed to pay them correctly for work performed in accordance with California law. Plaintiffs sought monetary damages in an unspecified amount, together with attorneys’ fees, interest, statutory penalties and punitive damages. The parties settled the matter and the Court approved the settlement. Administration of the settlement continues. In agreeing to the settlement, defendants did not admit any wrongdoing and denied committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. We previously established a reserve for the expected settlement and it did not have a material adverse effect on our annual results of operations, financial position, liquidity or capital resources.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In accordance with accounting standards regarding loss contingencies we accrue an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated and we do not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. Because litigation outcomes are inherently unpredictable, these assessments often involve a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. While the consequences of certain unresolved proceedings are not presently determinable, an adverse outcome from certain matters could have a material adverse effect on our earnings in any given reporting period. However, in the opinion of our management after consulting with legal counsel, and taking into account insurance and reserves, the ultimate liability is not expected to have a material adverse effect on our financial position, liquidity or capital resources.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board, or FASB, issued the FASB Accounting Standards Codification (“Codification”). Beginning in the third quarter of 2009, the Codification became the single source for all authoritative generally accepted accounting principles, or GAAP, recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. SEC rules and interpretive releases also continue to be sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP and did not impact our results of operations, cash flows or financial position.

Business Combinations

Effective February 1, 2009, we adopted a newly issued accounting standard for business combinations. The new standard has a significant impact on the accounting for transaction costs and restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination. The provisions of the new standard are applied prospectively from the date of adoption, except for adjustments to valuation allowances recorded on previously acquired entities’ deferred tax assets and uncertain tax position balances occurring outside the measurement period, which are recorded as a component of income tax expense in the period of adjustment, rather than goodwill. We expect this standard will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. As of October 31, 2009, we have recorded $42 million of unrecognized tax benefits and $6 million of related interest, net of federal tax benefit, for tax positions of the Predecessor Company and tax positions of acquired entities taken prior to their acquisition by Holdings. Liabilities settled for different amounts will affect our income tax expense in the period of settlement or reversal. Settlements recorded in the first nine months of 2009 did not have a material impact on our results of operations.

Noncontrolling Interests in Consolidated Financial Statements

Effective February 1, 2009, we adopted a newly issued accounting standard for noncontrolling interests. The new standard governs the accounting for, and reporting of, noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. The standard requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to a noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; (4) changes in ownership interests resulting in gain or loss be recognized in

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

earnings if control is gained or lost; and (5) in a business combination the noncontrolling interest’s share of net assets acquired be recorded at the fair value, plus its share of goodwill. The provisions of the new standard were prospective upon adoption, except for the presentation and disclosure requirements. The presentation and disclosure requirements must be applied retrospectively for all periods presented. Accordingly, our Condensed Consolidated Balance Sheets as of November 1, 2008 and January 31, 2009, our Condensed Consolidated Statements of Operations for the three and nine months ended November 1, 2008, and Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Equity for the nine months ended November 1, 2008 have been retrospectively adjusted to reflect noncontrolling interests in Sears Canada and OSH (which represent 27% and 19.9% of the subsidiaries’ ownership, respectively).

Disclosures about Derivative Instruments

In March 2008, the FASB issued a new standard regarding disclosures about derivative instruments and hedging activities. We adopted the new standard on February 1, 2009. See Note 3 to the Condensed Consolidated Financial Statements for further discussion.

Subsequent Events

During the second quarter of fiscal 2009, we adopted a newly issued accounting standard for subsequent events. The new standard incorporates the principles and accounting guidance for recognizing and disclosing subsequent events that originated as auditing standards into the body of authoritative literature issued by the FASB and also prescribes disclosure regarding the date through which subsequent events have been evaluated. We are required to evaluate subsequent events through the date our financial statements are issued. As the new standard was not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on our results of operations, cash flows or financial positions. As disclosed in Note 1, we performed an evaluation of subsequent events for the accompanying Condensed Consolidated Financial Statements and Notes through November 19, 2009, the date this report was issued.

Fair Value of Financial Instruments

During the second quarter of fiscal 2009, we adopted an update to accounting standards regarding interim disclosures about fair value of financial instruments. The update requires disclosures about fair value of financial instruments for interim reporting periods, as well as for annual financial statements. Additionally, this update requires those disclosures in summarized financial information at interim reporting periods. As the update provided only disclosure requirements, the adoption of this standard did not have a material impact on our results of operations, cash flows or financial position.

Pension and Postretirement Benefit Plans

In December 2008, the FASB issued an update to accounting standards regarding employers’ disclosures about postretirement benefit plan assets, which requires additional disclosures for pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of new accounting standards previously issued on fair value, the update requires employers to disclose information about fair value measurements of plan assets, including the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. The accounting update is effective for fiscal years ending after December 15, 2009. As the update provides only disclosure requirements, the adoption of this standard will not have a material impact on our results of operations, cash flows or financial position.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2009.

OVERVIEW OF HOLDINGS

Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are a broadline retailer with approximately 2,300 full-line and 1,270 specialty retail stores in the United States operating through Kmart and Sears and approximately 390 full-line and specialty retail stores in Canada operating through Sears Canada, a 73%-owned subsidiary. We currently conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended January 31, 2009.

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
REVENUES
Merchandise sales and services	$10,190	$10,660	$30,796	$33,490

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,419	7,806	22,357	24,491
Gross margin dollars	2,771	2,854	8,439	8,999
Gross margin rate	27.2%	26.8%	27.4%	26.9%
Selling and administrative	2,664	2,731	7,867	8,240
Selling and administrative expense as a percentage of total revenues	26.1%	25.6%	25.5%	24.6%
Depreciation and amortization	224	250	678	745
Impairment charges	—	76	—	76
Gain on sales of assets	(11)	(1)	(70)	(39)

Total costs and expenses	10,296	10,862	30,832	33,513

Operating loss	(106)	(202)	(36)	(23)
Interest expense	(72)	(71)	(194)	(202)
Interest and investment income	5	9	24	40
Other income (loss)	(5)	80	(52)	78

Loss before income taxes	(178)	(184)	(258)	(107)
Income tax benefit	66	73	94	45

Net loss	(112)	(111)	(164)	(62)
Income attributable to noncontrolling interests	(15)	(35)	(31)	(75)

NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(127)	$(146)	$(195)	$(137)

LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Diluted loss per share	$(1.09)	$(1.16)	$(1.64)	$(1.07)
Diluted weighted average common shares outstanding	116.9	125.5	119.2	128.5

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.

Net Loss Attributable to Holdings’ Shareholders and Loss per Share Summary

We recorded a net loss attributable to Holdings’ shareholders for the third quarter of 2009 of $127 million ($1.09 loss per diluted share) as compared to a net loss attributable to Holdings’ shareholders of $146 million ($1.16 loss per diluted share) in the third quarter of 2008. The net loss attributable to Holdings’ shareholders for the first nine months of 2009 was $195 million ($1.64 loss per diluted share) as compared to a net loss attributable to Holdings’ shareholders of $137 million ($1.07 loss per diluted share) in the first nine months of 2008. Our results for the third quarter and first nine months of fiscal 2009 and 2008 were affected by a number of significant items, including:

•

domestic pension plan expense of $44 million ($28 million after tax or $0.24 per diluted share) for the third quarter of 2009 and $128 million ($81 million after tax or $0.69 per diluted share) for the first nine months of 2009;

•

mark-to-market gains on Sears Canada hedge transactions of $2 million ($1 million after tax and noncontrolling interest or $0.01 per diluted share) for the third quarter of 2009 and mark-to-market losses of $34 million ($16 million after tax and noncontrolling interest or $0.13 per diluted share) for the first nine months of 2009;

•

a charge for costs associated with store closings and severance of $10 million ($6 million after tax or $0.05 per diluted share) for the third quarter of 2009 and $88 million ($54 million after tax and noncontrolling interest or $0.46 per diluted share) for the first nine months of 2009;

•

a previously deferred gain on the August 2007 sale of Sears Canada’s former headquarters building of $44 million ($20 million after tax and noncontrolling interest or $0.17 per diluted share) was recognized during the first nine months of 2009 as Sears Canada ceased use of the building under the lease-back agreement signed at the time of the sale;

•

mark-to-market gains on Sears Canada hedge transactions of $67 million ($29 million after tax and noncontrolling interest or $0.23 per diluted share ) for the third quarter of 2008 and $72 million ($30 million after tax and noncontrolling interest or $0.23 per diluted share) for the first nine months of 2008;

•

a charge for costs associated with store closings and severance of $25 million in the third quarter of 2008 ($15 million after tax or $0.12 per diluted share for the third quarter of 2008; $15 million after tax or $0.11 per diluted share for the first nine months of 2008);

•

a charge of $76 million ($46 million after tax or $0.37 per diluted share for the third quarter of 2008; $44 million after tax or $0.34 per diluted share for the first nine months of 2008) related to non-cash fixed asset impairments in the third quarter 2008; and

•

the positive impact of the reversal of a $62 million ($36 million after tax, or $0.28 per diluted share) reserve during the first nine months of 2008 because of the overturning of a February 2, 2007 adverse jury verdict relating to the redemption of certain Sears, Roebuck and Co. bonds in 2004.

As we previously reported, the Company has a legacy pension obligation for past service performed by Kmart and Sears, Roebuck and Co. associates. The annual pension expense included in our financial statements related to these legacy domestic pension plans was relatively minimal in recent years. However, due to the severe decline in the capital markets that occurred in the latter part of 2008 our domestic pension expense will increase by approximately $170 million in 2009.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

13-week period ended October 31, 2009 compared to the 13-week period ended November 1, 2008

Comparable Store Sales and Total Revenues

Total revenues decreased $470 million to $10.2 billion for the 13 weeks ended October 31, 2009, as compared to total revenues of $10.7 billion for the 13 weeks ended November 1, 2008. The decrease was primarily due to lower comparable store sales and the impact of having 56 fewer Kmart and Sears full-line stores in operation, partially offset by an increase of $42 million due to the impact of foreign currency exchange rates.

Domestic comparable store sales declined 2.3% in the aggregate for the quarter, and included an increase at Kmart of 0.5%, offset by a decline at Sears Domestic of 4.6%. The increase in comparable store sales at Kmart was primarily driven by the toys and home categories, as well as the impact of assuming the operations of its footwear business from a third party effective January 2009. Declines in sales at Sears Domestic include decreases in the home appliance, lawn & garden, tools and home electronics categories, although sales in the home appliance category declined to a lesser degree as compared to previous quarters this year. See further discussion in the “Segment Operations” section below regarding changes in revenue in each of our segments.

Gross Margin

For the third quarter of fiscal 2009, we generated $2.8 billion in gross margin, as compared to $2.9 billion in the third quarter of fiscal 2008. The total decrease of $83 million primarily reflects the impact of lower overall sales on our gross margin and was mitigated by a $14 million increase related to the impact of foreign currency exchange rates on gross margin at Sears Canada. Our gross margin was also impacted by charges of $5 million and $10 million for markdowns recorded in connection with store closings announced during the third quarter of 2009 and 2008, respectively.

While gross margin dollars declined slightly, our gross margin rate increased to 27.2% for the third quarter of fiscal 2009 from 26.8% for the third quarter of fiscal 2008. The increase in our gross margin rate was a result of an increase in gross margin rate of 50 basis points at both Sears Domestic and Kmart, as well as an increase of 30 basis points at Sears Canada. Increases in our gross margin rate are mainly due to improved inventory management, which resulted in lower markdowns taken on spring and summer apparel and home merchandise, as well as improvement in margins for home appliances.

Selling and Administrative Expenses

For the quarter, our selling and administrative expenses decreased $67 million as compared to the third quarter in fiscal 2008. Selling and administrative expenses declined mainly as a result of a $31 million reduction in payroll and benefits expense, a $24 million reduction in insurance expense, as well as reductions in various other expense categories. These reductions were partially offset by an increase of $10 million related to the impact of foreign currency exchange rates at Sears Canada. Selling and administrative expenses for the third quarter of 2009 were also impacted by domestic pension plan expense of $44 million and store closing costs and severance of $5 million. Selling and administrative expenses for the third quarter of 2008 were impacted by store closing costs and severance of $15 million.

Our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 26.1% for the third quarter of fiscal 2009, as compared to 25.6% for the third quarter of fiscal 2008. The increase in our selling and administrative expense rate is primarily the result of the above noted significant items, as well as lower expense leverage given lower overall sales.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

Depreciation and Amortization

Depreciation and amortization expense decreased by $26 million during the third quarter of fiscal 2009 as compared to the same period in fiscal 2008. The decrease is primarily attributable to having fewer assets available for depreciation as compared to the third quarter of fiscal 2008.

Impairment Charges

During the third quarter of 2008, we recorded a $76 million fixed asset impairment charge in accordance with accounting standards governing the impairment or disposal of long-lived assets. See Note 6 to the Condensed Consolidated Financial Statements for further information regarding impairment charges.

Operating Loss

For the quarter, we reported an operating loss of $106 million, as compared to an operating loss of $202 million for the third quarter of fiscal 2008. The decrease in our operating loss was primarily the result of reduced selling and administrative expenses, partially offset by lower gross margin dollars given lower overall sales. Holdings’ operating loss for the third quarter of 2009 includes above-noted expenses of $54 million related to domestic pension plans and store closings and severance. Our operating loss for the third quarter of 2008 includes above-noted expenses of $101 million related to impairment charges, as well as store closings and severance.

Other Income (Loss)

Other income (loss) is primarily comprised of mark-to-market and settlement losses on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net mark-to-market and settlement losses of $7 million were recorded on these transactions in the third quarter of fiscal 2009. Total net gains of $67 million were recorded on these transactions in the third quarter of fiscal 2008. Other income (loss) also includes bankruptcy-related recoveries. We recorded $5 million of bankruptcy-related recoveries during the third quarter of fiscal 2008. See Note 7 to the Condensed Consolidated Financial Statements for further information on bankruptcy claims resolution.

39-week period ended October 31, 2009 compared to the 39-week period ended November 1, 2008

Comparable Store Sales and Total Revenues

For the first nine months of fiscal 2009, total revenues declined $2.7 billion, or 8.0%, to $30.8 billion, as compared to $33.5 billion for the first nine months of fiscal 2008. The decrease was primarily due to lower comparable store sales, the impact of having 56 fewer Kmart and Sears full-line stores in operation, and includes a $313 million decline due to foreign currency exchange rates.

Domestic comparable store sales declined 6.2% in the aggregate, with Kmart comparable store sales declining 1.9% and Sears Domestic comparable store sales declining 9.8% for the first nine months of fiscal 2009. The decline in comparable store sales at Kmart was primarily driven by a decline in apparel. This decline was partially offset by the benefit of assuming the operations of its footwear business from a third party effective January 2009. Declines in sales at Sears Domestic include decreases in the home appliance, lawn & garden, tools, apparel and home electronics categories. See further discussion in the “Segment Operations” section below regarding changes in revenue in each of our segments.

Gross Margin

For the first nine months of fiscal 2009, we generated $8.4 billion in gross margin, as compared to $9.0 billion in the first nine months of fiscal 2008. The total decline of $560 million primarily reflects the impact of lower

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

overall sales on our gross margin and includes a $99 million decline related to the impact of foreign currency exchange rates on gross margin at Sears Canada. Our gross margin was also impacted by charges of $22 million and $10 million for markdowns recorded in connection with store closings announced during the first nine months of 2009 and 2008, respectively.

While gross margin dollars declined, our gross margin rate increased 50 basis points to 27.4% in the first nine months of fiscal 2009, as compared to 26.9% for the first nine months of fiscal 2008. The increase in gross margin rate includes increases of 120 basis points at Sears Domestic and 20 basis points at Sears Canada, while Kmart’s gross margin rate remained flat. Increases in our gross margin rate are mainly due to improved inventory management.

Selling and Administrative Expenses

For the first nine months of fiscal 2009, our selling and administrative expenses decreased $373 million as compared to the first nine months in fiscal 2008, with the decrease mainly reflecting our focus on controlling costs. The decrease includes a reduction in payroll and benefits expense of $207 million, a reduction in advertising expenses of $137 million, a $76 million decline related to the impact of foreign currency exchange rates at Sears Canada, as well as reductions in various other expense categories. Selling and administrative expenses for the first nine months of 2009 were impacted by domestic pension plan expense of $128 million and store closing costs and severance of $66 million. Selling and administrative expenses for the first nine months of 2008 were impacted by a $15 million charge related to store closing and severance, as well as the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-merger legal matter.

Our selling and administrative expense rate was 25.5% for the first nine months of fiscal 2009, as compared to 24.6% for the first nine months of fiscal 2008. The increase in our selling and administrative expense rate is primarily the result of the above noted significant items, as well as lower expense leverage given lower overall sales.

Depreciation and Amortization

Depreciation and amortization expense decreased by $67 million during the first nine months of fiscal 2009 as compared to the same period in fiscal 2008. The decrease is primarily attributable to having fewer assets available for depreciation as compared to the first nine months of fiscal 2008.

Impairment Charges

During the first nine months of 2008, we recorded a $76 million fixed asset impairment charge in accordance with accounting standards governing the impairment or disposal of long-lived assets. See Note 6 to the Condensed Consolidated Financial Statements for further information regarding impairment charges.

Gains on Sales of Assets

We recorded total gains on sales of assets of $70 million during the first nine months of fiscal 2009, as compared to $39 million in the first nine months of fiscal 2008. The increase in gains on sales of assets was due to a $44 million gain recognized by Sears Canada on the sale of its former headquarters.

Sears Canada sold its headquarters office building and adjacent land in Toronto, Ontario in August 2007. Sears Canada leased back the property under a leaseback agreement through March 2009, at which time it finished its

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

relocation of all head office operations to previously underutilized space in the Toronto Eaton Centre, Ontario. Given the terms of the leaseback, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred, and the resulting gain was recognized when Sears Canada no longer occupied the associated property.

Operating Loss

For the first nine months of fiscal 2009, we reported an operating loss of $36 million, as compared to an operating loss of $23 million for the first nine months of fiscal 2008. The increase in our operating loss was primarily the result of lower gross margin dollars given lower overall sales and the above-noted significant items, partially offset by reductions in selling and administrative expenses. The operating loss for the first nine months of 2009 includes expenses of $216 million related to domestic pension plans and store closings and severance, as well as a gain on sale of assets at Sears Canada of $44 million. The operating loss for the first nine months of 2008 includes the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-merger legal matter, $25 million for store closings and severance, and a $76 million fixed asset impairment charge.

Interest and Investment Income

We earned $24 million in interest and investment income for the first nine months of fiscal 2009, as compared to $40 million for the first nine months of fiscal 2008. Interest and investment income for the first nine months of fiscal 2009 includes a dividend of $9 million from our cost method investment in Sears Mexico and interest income of $3 million. Interest and investment income for the first nine months of fiscal 2008 is mainly comprised of a dividend of $10 million from our cost method investment in Sears Mexico and interest income of $22 million. The decrease in interest income in the first nine months of fiscal 2009 was primarily due to reduced cash and cash equivalent balances during the first nine months of 2009.

Other Income (Loss)

Other income (loss) is primarily comprised of mark-to-market and settlement losses on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net mark-to-market and settlement losses of $58 million were recorded on these transactions in the first nine months of fiscal 2009. Total net gains of $72 million were recorded on these transactions in the first nine months of fiscal 2008. Other income (loss) also includes bankruptcy-related recoveries. We recorded $5 million of bankruptcy-related recoveries during the first nine months of fiscal 2008. See Note 7 to the Condensed Consolidated Financial Statements for further information on bankruptcy claims resolution.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

SEGMENT OPERATIONS

The following discussion of our business segment results is organized into three segments: Kmart, Sears Domestic and Sears Canada.

Kmart

Kmart results and key statistics were as follows:

Kmart

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Merchandise sales and services	$3,476	$3,532	$10,825	$11,270

Cost of sales, buying and occupancy	2,690	2,753	8,352	8,706
Gross margin dollars	786	779	2,473	2,564
Gross margin rate	22.6%	22.1%	22.8%	22.8%
Selling and administrative	830	828	2,489	2,547
Selling and administrative expense as a percentage of total revenues	23.9%	23.4%	23.0%	22.6%
Depreciation and amortization	37	34	109	101
Impairment charges	—	20	—	20
Gain on sales of assets	(9)	—	(19)	(2)

Total costs and expenses	3,548	3,635	10,931	11,372

Operating loss	$(72)	$(103)	$(106)	$(102)

Number of stores			1,343	1,378

13-week period ended October 31, 2009 compared to the 13-week period ended November 1, 2008

Comparable Store Sales and Total Revenues

For the quarter, Kmart’s comparable store sales and total sales increased 0.5% and declined 1.6%, respectively. The decline in revenue includes the impact of Kmart having 35 fewer stores in operation during the quarter. The 0.5% increase in comparable store sales was driven by the toys and home categories, as well as the impact of assuming the operations of its footwear business from a third party effective January 2009.

Gross Margin

For the quarter, Kmart generated $786 million in gross margin in fiscal 2009, as compared to $779 million in the third quarter of fiscal 2008. Kmart’s gross margin includes charges of $2 million and $6 million for markdowns recorded in connection with store closings announced during the third quarter of 2009 and 2008, respectively. For the third quarter of fiscal 2009, Kmart’s gross margin rate was 22.6%, as compared to 22.1% for the third quarter of fiscal 2008, an increase of 50 basis points. The increase in gross margin rate was mainly due to improved inventory management, which resulted in lower markdowns taken on home merchandise.

Selling and Administrative Expenses

For the quarter, Kmart’s selling and administrative expenses increased $2 million as compared to the third quarter in fiscal 2008. Selling and administrative expenses primarily reflect an increase in advertising expenses

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

of $23 million, partially offset by reductions in various other expense categories in the third quarter of fiscal 2009. Selling and administrative expenses for the third quarter of 2009 and 2008 were also impacted by store closing costs and severance of $3 million and $5 million, respectively. Kmart’s selling and administrative expense rate was 23.9% for fiscal 2009, as compared to 23.4% for the third quarter of fiscal 2008, and increased primarily as a result of lower expense leverage given lower overall sales.

Impairment Charges

During the third quarter of 2008, Kmart recorded a $20 million fixed asset impairment charge in accordance with accounting standards governing the impairment or disposal of long-lived assets. See Note 6 to the Condensed Consolidated Financial Statements for further information regarding impairment charges.

Operating Loss

For the quarter, Kmart recorded an operating loss of $72 million, as compared to an operating loss of $103 million in the third quarter of fiscal 2008. The decrease in Kmart’s operating loss was primarily the result of increased gross margin dollars, partially offset by increased selling and administrative expenses. Kmart’s operating loss for the third quarter of 2009 includes expenses of $5 million related to store closings and severance. The operating loss for the third quarter of 2008 includes expenses of $31 million related to impairment charges and store closings and severance.

39-week period ended October 31, 2009 compared to the 39-week period ended November 1, 2008

Comparable Store Sales and Total Revenues

For the first nine months of fiscal 2009, Kmart’s comparable store sales and total sales declined 1.9% and 3.9%, respectively. The decline in total revenues primarily reflects the impact of having 35 fewer stores in operation. The 1.9% decline in Kmart comparable store sales during the first nine months of fiscal 2009 was primarily driven by a decline in apparel. This decline was partially offset by the benefit of assuming the operations of its footwear business from a third party effective January 2009.

Gross Margin

For the first nine months, Kmart generated $2.5 billion in gross margin in fiscal 2009, as compared to $2.6 billion in the first nine months of fiscal 2008. The $91 million decline is mainly a result of the impact of lower overall sales on Kmart’s gross margin and includes a $16 million charge for markdowns recorded in connection with store closings in the first nine months of 2009. Gross margin for the first nine months of 2008 included a charge of $6 million for inventory markdowns taken in connection with store closings announced in the third quarter of 2008. For the first nine months of fiscal 2009, Kmart’s gross margin rate remained flat at 22.8%, as compared to the first nine months of fiscal 2008.

Selling and Administrative Expenses

For the first nine months of fiscal 2009, Kmart’s selling and administrative expenses decreased $58 million as compared to the first nine months of fiscal 2008. The decline in selling and administrative expenses primarily reflect a reduction in payroll expenses of $36 million, a reduction in advertising expenses of $10 million, as well as reductions in various other expense categories. Selling and administrative expenses for the first nine months of 2009 and 2008 were also impacted by charges related to store closings and severance of $23 million and $5 million, respectively. Our selling and administrative expense rate was 23.0% for the first nine months of fiscal 2009, as compared to 22.6% for the first nine months of fiscal 2008, and increased primarily as a result of the above noted significant items, as well as lower expense leverage given lower overall sales.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

Impairment Charges

During the first nine months of 2008, Kmart recorded a $20 million fixed asset impairment charge in accordance with accounting standards governing the impairment or disposal of long-lived assets. See Note 6 to the Condensed Consolidated Financial Statements for further information regarding impairment charges.

Operating Loss

For the first nine months of fiscal 2009, Kmart recorded an operating loss of $106 million, as compared to an operating loss of $102 million in the first nine months of fiscal 2008. Kmart’s operating loss for the first nine months of 2009 includes expenses of $39 million related to store closings and severance. The operating loss for the first nine months of 2008 includes expenses of $31 million related to impairment charges and store closings and severance.

Sears Domestic

Sears Domestic results and key statistics were as follows:

Sears Domestic

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Merchandise sales and services	$5,507	$5,827	$16,780	$18,294

Cost of sales, buying and occupancy	3,914	4,171	11,821	13,090
Gross margin dollars	1,593	1,656	4,959	5,204
Gross margin rate	28.9%	28.4%	29.6%	28.4%
Selling and administrative	1,556	1,599	4,616	4,777
Selling and administrative expense as a percentage of total revenues	28.3%	27.4%	27.5%	26.1%
Depreciation and amortization	162	186	495	550
Impairment charges	—	56	—	56
Gain on sales of assets	(2)	(2)	(6)	(6)

Total costs and expenses	5,630	6,010	16,926	18,467

Operating loss	$(123)	$(183)	$(146)	$(173)

Number of :
Full-line Stores(1)			912	933
Specialty Stores			1,268	1,198

Total Domestic Sears Stores			2,180	2,131

(1)	The period ended October 31, 2009 includes 850 Full-line stores and 62 Sears Essentials/Grand stores;
The period ended November 1, 2008 includes 858 Full-line stores and 75 Sears Essentials/Grand stores

13-week period ended October 31, 2009 compared to the 13-week period ended November 1, 2008

Comparable Store Sales and Total Revenues

For the quarter, Sears Domestic’s comparable store sales and total sales declined 4.6% and 5.5%, respectively. The decline in total revenues primarily reflects the impact of lower comparable store sales and includes the impact of having 21 fewer full-line stores in operation. Comparable store sales declines include decreases in the

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

home appliance, lawn & garden, tools and home electronics categories, although sales in the home appliance category declined to a lesser degree as compared to previous quarters in fiscal 2009.

Gross Margin

Sears Domestic’s gross margin dollars decreased $63 million in the third quarter of 2009 as compared to the third quarter of 2008, mainly a result of the impact of lower overall sales on Sears Domestic’s gross margin. Gross margin for the third quarter of 2009 and 2008 includes charges of $3 million and $4 million, respectively, taken to markdown inventory in connection with store closings. Sears Domestic’s gross margin rate was 28.9% during the third quarter of fiscal 2009, as compared to 28.4% in the third quarter of fiscal 2008, an increase of 50 basis points. The increase in gross margin rate was mainly the result of improved inventory management, which resulted in lower markdowns taken on spring and summer apparel, as well as improvement in margins for home appliances.

Selling and Administrative Expenses

For the quarter, our selling and administrative expenses decreased $43 million as compared to the third quarter in fiscal 2008. The decrease in selling and administrative expenses includes a decrease in payroll and benefits expense of $29 million, a $23 million reduction in insurance expense, as well as reductions in various other expense categories, partially offset by an increase in advertising expenses of $6 million. Selling and administrative expenses for the third quarter of 2009 were also impacted by domestic pension plan expense of $44 million and store closing costs and severance of $2 million. Selling and administrative expenses for the third quarter of 2008 were impacted by a charge incurred for store closing costs of $10 million.

Our selling and administrative expense rate was 28.3% for fiscal 2009, as compared to 27.4% for the third quarter of fiscal 2008. The increase in our selling and administrative expense rate is primarily the result of the significant items noted above, as well as lower expense leverage given lower overall sales.

Depreciation and Amortization

Depreciation and amortization expense decreased by $24 million during the third quarter of fiscal 2009 as compared to the same period in fiscal 2008. The decrease is primarily attributable to having fewer assets available for depreciation as compared to the third quarter of 2008.

Impairment Charges

During the third quarter of 2008, Sears Domestic recorded a $56 million fixed asset impairment charge in accordance with accounting standards governing the impairment or disposal of long-lived assets. See Note 6 to the Condensed Consolidated Financial Statements for further information regarding impairment charges.

Operating Loss

For the quarter, we reported an operating loss of $123 million, as compared to an operating loss of $183 million for the third quarter of fiscal 2008. The decrease in Sears Domestic’s operating loss was primarily the result of reductions in selling and administrative expenses, partially offset by lower gross margin dollars given lower overall sales. Sears Domestic’s operating loss for the third quarter of 2009 includes expenses of $49 million related to domestic pension plans and store closings and severance. The operating loss for the third quarter of 2008 includes impairment and store closing charges of $70 million.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

39-week period ended October 31, 2009 compared to the 39-week period ended November 1, 2008

Comparable Store Sales and Total Revenues

For the first nine months, Sears Domestic’s comparable store sales and total sales declined 9.8% and 8.3%, respectively. The decline in total revenues primarily reflects the impact of lower comparable store sales and includes the impact of having 21 fewer full-line stores in operation. Comparable store sales declines were driven by decreases in the home appliance, lawn & garden, tools, apparel and home electronics categories.

Gross Margin

Sears Domestic’s gross margin dollars declined $245 million in the first nine months of 2009 as compared to the first nine months of 2008. The decline is mainly a result of the impact of lower overall sales on Sears Domestic’s gross margin and includes a $6 million charge for markdowns recorded in connection with store closings. Sears Domestic’s gross margin for the first nine months of 2008 included a $4 million charge for markdowns recorded in connection with store closings. Sears Domestic’s gross margin rate was 29.6% during the first nine months of fiscal 2009, as compared to 28.4% in the first nine months of fiscal 2008, an increase of 120 basis points. The increase in gross margin rate was mainly the result of improved inventory management.

Selling and Administrative Expenses

For the first nine months of fiscal 2009, our selling and administrative expenses decreased $161 million as compared to the first nine months in fiscal 2008, with the decrease mainly reflecting our focus on controlling costs. The decrease includes a reduction in payroll and benefits expense of $171 million, a reduction in advertising expenses of $61 million, as well as reductions in various other expense categories. Selling and administrative expenses for the first nine months of 2009 were impacted by domestic pension plan expense of $128 million and store closing costs and severance of $35 million. Selling and administrative expenses for the first nine months of 2008 were impacted by the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-merger legal matter and a $10 million charge related to store closing reserves.

Our selling and administrative expense rate was 27.5% for the first nine months of fiscal 2009, as compared to 26.1% for the first nine months of fiscal 2008. The increase in our selling and administrative expense rate is primarily the result of the significant items noted above, as well as lower expense leverage given lower overall sales.

Depreciation and Amortization

Depreciation and amortization expense decreased by $55 million during the first nine months of fiscal 2009 as compared to the same period in fiscal 2008. The decrease is primarily attributable to having fewer assets available for depreciation as compared to the first nine months of 2008.

Impairment Charges

During the first nine months of 2008, Sears Domestic recorded a $56 million fixed asset impairment charge in accordance with accounting standards governing the impairment or disposal of long-lived assets. See Note 6 to the Condensed Consolidated Financial Statements for further information regarding impairment charges.

Operating Loss

For the first nine months of fiscal 2009, we reported an operating loss of $146 million, as compared to an operating loss of $173 million for the first nine months of fiscal 2008. The decrease in Sears Domestic’s operating loss was primarily the result of reductions in selling and administrative expenses, partially offset by lower gross margin dollars given lower overall sales. The operating loss for the first nine months of 2009

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

includes expenses of $169 million related to domestic pension plans and store closings and severance. The operating loss for the first nine months of 2008 includes the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-merger legal matter and the above-noted impairment and store closing charges of $70 million.

Sears Canada

Sears Canada, a consolidated, 73%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic.

Sears Canada results and key statistics were as follows:

Sears Canada

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Merchandise sales and services	$1,207	$1,301	$3,191	$3,926

Cost of sales, buying and occupancy	815	882	2,184	2,695
Gross margin dollars	392	419	1,007	1,231
Gross margin rate	32.5%	32.2%	31.6%	31.4%
Selling and administrative	278	304	762	916
Selling and administrative expense as a percentage of total revenues	23.0%	23.4%	23.9%	23.3%
Depreciation and amortization	25	30	74	94
Loss (gain) on sales of assets	—	1	(45)	(31)

Total costs and expenses	1,118	1,217	2,975	3,674

Operating income	$89	$84	$216	$252

Number of :
Full-line Stores			122	122
Specialty Stores			269	263

Total Sears Canada Stores			391	385

13-week period ended October 31, 2009 compared to the 13-week period ended November 1, 2008

Total Revenues

Sears Canada’s total revenues decreased 7.2% for the third quarter of fiscal 2009 as compared to the same period last year. The decrease in total revenues of $94 million includes a $42 million increase due to the impact of exchange rates during the quarter. On a Canadian dollar basis, revenues decreased by $136 million, reflecting lower comparable stores sales across all major categories. We believe the decline in comparable store sales is mainly the result of declining consumer confidence and rising unemployment in Canada during the third quarter of 2009.

Gross Margin

Total gross margin dollars decreased $27 million for the third quarter of fiscal 2009 as compared to the same period last year and include a $14 million increase due to the impact of exchange rates during the quarter. Gross margin decreased $41 million on a Canadian dollar basis as a result of lower overall sales. For the quarter, Sears Canada’s gross margin rate increased to 32.5% from 32.2% in the third quarter of fiscal 2008 primarily as a result of improved inventory management.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

Selling and Administrative Expenses

For the third quarter of fiscal 2009, Sears Canada’s selling and administrative expenses declined $26 million, and includes an increase of $10 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $36 million and primarily reflects a reduction in advertising expenses during the third quarter of 2009. Sears Canada’s selling and administrative expense rate was 23.0% for fiscal 2009, as compared to 23.4% for the third quarter of fiscal 2008, and decreased primarily as a result of the reduction in advertising expenses during the third quarter of 2009.

Operating Income

Sears Canada’s operating income increased $5 million for the third quarter of fiscal 2009. The increase in operating income includes a $3 million increase due to the impact of foreign currency exchange rates and reflects a decrease in selling and administrative expenses, which was partially offset by the above noted declines in sales and gross margin.

39-week period ended October 31, 2009 compared to the 39-week period ended November 1, 2008

Total Revenues

Sears Canada’s total revenues decreased 18.7% for the first nine months of fiscal 2009 as compared to the same period last year. The decrease in total revenues of $735 million includes a $313 million decline due to the impact of exchange rates during the first nine months. On a Canadian dollar basis, revenues decreased by $422 million, reflecting lower comparable stores sales across all major categories. We believe the decline in comparable store sales is mainly the result of declining consumer confidence and rising unemployment in Canada during the first nine months of 2009.

Gross Margin

Total gross margin dollars decreased $224 million for the first nine months of fiscal 2009 as compared to the same period last year and include a $99 million decline due to the impact of exchange rates during the first nine months. Gross margin decreased $125 million on a Canadian dollar basis as a result of lower overall sales. For the first nine months of fiscal 2009, Sears Canada’s gross margin rate increased to 31.6% from 31.4% in the first nine months of fiscal 2008 primarily as a result of improved inventory management.

Selling and Administrative Expenses

For the first nine months of fiscal 2009, Sears Canada’s selling and administrative expenses declined $154 million and includes severance expenses of $8 million recorded during the first nine months of 2009. The decrease in expenses primarily reflects a decline of $76 million due to the impact of exchange rates as well as a reduction in advertising expenses during the first nine months of 2009. Sears Canada’s selling and administrative expense rate was 23.9% for the first nine months of fiscal 2009, as compared to 23.3% for the first nine months of fiscal 2008, and increased primarily as a result of lower expense leverage given lower overall sales.

Gains on Sales of Assets

Sears Canada recorded total gains on sales of assets of $45 million during the first nine months of 2009, as compared to $31 million in the first nine months of fiscal 2008. During the first nine months of 2009, Sears Canada recognized a $44 million gain related to the August 2007 sale of its former headquarters. During the first nine months of fiscal 2008, Sears Canada benefited from a $32 million gain from the sale of its Calgary downtown full-line store.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

Operating Income

Sears Canada’s operating income decreased $36 million for the first nine months of fiscal 2009. The decrease in operating income includes a $22 million decline due to the impact of foreign currency exchange rates and reflects the above noted decreases in sales and gross margin, which were partially offset by a decrease in selling and administrative expenses.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash Balances

Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of October 31, 2009, November 1, 2008 and January 31, 2009 are detailed in the following table.

millions	October 31, 2009	November 1, 2008	January 31, 2009
Domestic
Cash and equivalents	$280	$303	$337
Cash posted as collateral	9	14	14
Credit card deposits in transit	216	185	159

Total domestic cash and cash equivalents	505	502	510
Sears Canada	963	670	663

Total cash and cash equivalents	1,468	1,172	1,173
Restricted cash	59	—	124

Total cash balances	$1,527	$1,172	$1,297

We had total cash balances of $1.5 billion at October 31, 2009 as compared to $1.2 billion at November 1, 2008 and $1.3 billion at January 31, 2009. Primary uses of cash during the first nine months of fiscal 2009 include cash used for share repurchases of $358 million, contributions to our pension and post-retirement benefit plans of $167 million, capital expenditures of $221 million and debt issuance costs of $81 million. These amounts were offset by net borrowings of $843 million.

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

Restricted cash consists of certain Sears Canada cash accounts, which have been pledged as collateral for letters of credit obligations issued under its offshore merchandise purchasing program and with counterparties related to outstanding derivative contracts, as well as funds held in trust in accordance with regulatory requirements governing advance ticket sales related to Sears Canada’s travel business.

Our October 31, 2009, November 1, 2008 and January 31, 2009 cash balances exclude $12 million, $94 million and $38 million, respectively, on deposit with The Reserve Primary Fund, a money market fund that has temporarily restricted withdrawals while it liquidates its holdings to generate cash to distribute. As a result, we reclassified these amounts from cash to the prepaid expenses and other current assets line within our Condensed

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

Consolidated Balance Sheets at October 31, 2009, November 1, 2008 and January 31, 2009. We expect to receive our remaining $12 million investment during fiscal 2009.

We classify outstanding checks within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks were $127 million, $260 million and $228 million as of October 31, 2009, November 1, 2008 and January 31, 2009, respectively.

Operating Activities

Holdings used $107 million of cash in its operations during the first nine months of fiscal 2009. For the first nine months of fiscal 2008, our operations used cash of $964 million. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. While these items are the primary contributors to our operating cash flows on a recurring basis, we used less cash in the first nine months of fiscal 2009 partly because of income tax refunds received of $216 million. The cash received related to these refunds was partially offset by the purchase of insurance coverage for workers’ compensation claims in the second quarter of 2009.

We use a combination of third-party insurance and self-insurance for our insurable risks. In the second quarter of 2009, we paid $70 million to purchase insurance coverage for certain of our workers’ compensation risks from fiscal 2006 and years prior. The insurance allowed us to limit our risk for these workers’ compensation matters, although we are not indemnified from liability for these matters. Accordingly, the payment was recorded as a deposit. This transaction also allowed us to reduce the amount of letters of credit used as collateral for our insurance programs by $115 million. The premium payment associated with this transaction is reported as cash used in operating activities.

Merchandise inventories at October 31, 2009 were $10.8 billion, as compared to $11.4 billion at November 1, 2008. Merchandise payables were $4.5 billion at October 31, 2009, as compared to $4.4 billion as of November 1, 2008. Domestic inventory declined from $10.5 billion at November 1, 2008 to $9.9 billion at October 31, 2009 due to improved inventory management. Inventory levels at Sears Canada decreased $28 million ($140 million on a Canadian dollar basis), also mainly because of improved inventory management.

Investing Activities

For the first nine months of fiscal 2009, we used $221 million of cash for capital expenditures as compared to $395 million used during the first nine months of fiscal 2008. We also received $106 million of cash from investments, which reflects cash received from The Reserve Primary Fund of $26 million, as well as changes in restricted cash requirements at Sears Canada. During the first nine months of 2008, we received $82 million of proceeds from sales of property and investments, which was mainly related to the sale of Sears Canada’s Calgary downtown full-line store.

Financing Activities

During the 39-week period ended October 31, 2009, we repurchased 6.2 million of our common shares at a total cost of $358 million under our share repurchase program. As of October 31, 2009, we had $147 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods. During the 39-week period ended November 1, 2008, we repurchased 7.4 million of our common shares at a total cost of $558 million under our share repurchase program.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

Cash provided by financing activities declined in the first nine months of 2009 as compared to the first nine months of 2008 mainly due to a decrease in short-term borrowings during the first nine months of 2009 of $602 million as compared to the first nine months in 2008. During the first nine months of fiscal 2009, we made repayments on long-term debt of $318 million. We borrowed $831 million under our Original Credit Agreement and our Amended Credit Agreement during the first nine months of 2009 to meet seasonal working capital needs while, at the same time, continuing to invest in our stores, repurchase our stock and make payments on our term debt. As a result, we had $1.3 billion in secured line of credit borrowings outstanding under the Amended Credit Agreement at October 31, 2009. The entire $1.3 billion in Amended Credit Agreement borrowings have been classified within short-term borrowings on our Condensed Consolidated Balance Sheet as of October 31, 2009 as we expect to repay the entire amount within the next twelve months.

Total short-term borrowings at October 31, 2009 of $1.6 billion were $322 million lower than our level of borrowings at November 1, 2008 of $1.9 billion. As we enter the holiday selling season, our short-term borrowings reflect amounts borrowed to support increased levels of inventory at the end of the third quarter. While we decreased our total amount of short-term borrowings in the third quarter of 2009, we also altered the mix of our funding to include more borrowings in the commercial paper market, increasing our borrowings from this source to $337 million. The increased level of funding from commercial paper reduced our total borrowing costs and contributed to lower usage of our revolving credit facility during the third quarter of 2009.

Our outstanding borrowings as of October 31, 2009, November 1, 2008 and January 31, 2009 were as follows:

millions	October 31, 2009	November 1, 2008	January 31, 2009
Short-term borrowings:
Unsecured commercial paper	$337	$16	$7
Secured borrowings	1,266	1,909	435
Long-term debt, including current portion:
Notes and debentures outstanding	1,551	1,874	1,813
Capitalized lease obligations	649	682	664

Total borrowings	$3,803	$4,481	$2,919

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

The ratings of our domestic debt securities as of October 31, 2009 appear in the table below:

	Moody’s Investors Service	Standard & Poor’s Ratings Services
Unsecured long-term debt	Ba3	BB-
Unsecured commercial paper	NP	B-2

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

Credit Agreement

During the second quarter, we extended the maturity date of our Original Credit Agreement by entering into the Amended Credit Agreement, which has an expiration date of June 22, 2012. The Amended Credit Agreement is an asset based revolving credit facility under which SRAC and Kmart Corporation are the borrowers. Our Original Credit Agreement, which was set to expire on March 24, 2010, provided $4.0 billion of borrowing capacity, however only approximately $3.8 billion had been available since September 2008 when an affiliate of Lehman Brothers notified us it would no longer fund its proportionate share of commitments under the Original Agreement. Also during the second quarter of fiscal 2009, we agreed, for a fee, to allow one of the lenders in our Amended Credit Agreement to exit its commitment, which decreased our total borrowing capacity by $65 million. As a result of the amendment and changes to the facility during the second quarter, our total borrowing capacity increased to $4.1 billion. The fee we received related to the exit of one of our lenders was recorded as a reduction to interest expense during the second quarter of fiscal 2009.

The Amended Credit Agreement provides for a bifurcation of the $4.1 billion credit facility into a $2.4 billion tranche maturing on June 22, 2012, bearing an interest rate of LIBOR plus 4.00% (the “Extended Tranche”), with a LIBOR floor of 1.75%, and a $1.7 billion tranche maturing March 24, 2010, bearing an initial interest rate of LIBOR plus 0.875% (the “Existing Tranche”). The bifurcation into the Extended Tranche provides Holdings and its subsidiaries more than adequate liquidity for standby letters of credit and working capital needs. The Amended Credit Agreement also gives us the flexibility, subject to certain terms and conditions, to increase the size of the credit facility or add a term loan tranche to the Amended Credit Agreement in an aggregate amount of up to $1.0 billion. It imposes various requirements, including a requirement that, if availability under the credit facility is beneath a certain threshold, the fixed charge ratio as of the last day of any fiscal quarter be not less than 1.0 to 1.0, a cash dominion requirement if excess availability on the revolver falls below designated levels, and limitations on our ability to make restricted payments, including dividends and share repurchases. In connection with the Amended Credit Agreement, the Company agreed to limit the amount of cash accumulated when borrowings are outstanding under the credit facility. The Amended Credit Agreement has a $1.5 billion letter of credit sub-limit, is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and determines availability pursuant to a borrowing base formula.

At October 31, 2009, we had $1.3 billion of borrowings and $803 million of letters of credit outstanding under the Amended Credit Agreement. Our availability under the agreement, given total outstanding borrowings and letters of credit of $2.1 billion, was $2 billion at October 31, 2009. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

The foregoing description is qualified in its entirety by reference to the full text of the Amended Credit Agreement.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In November 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sub-limit. The OSH LLC Facility was subsequently amended in December 2006 to expire in December 2011. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. As of October 31, 2009, there were no borrowings outstanding under the OSH LLC Facility and $6 million in letters of credit outstanding.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

Domestic Pension Plan Funding

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 we disclosed that we expected to make contributions to our domestic pension plans of approximately $170 million in 2009 and $500 million in 2010. The large increase in contributions expected between fiscal 2009 and 2010 at that time was due primarily to the severe decline in capital markets that occurred in the latter part of 2008 and U.S. government legislation regarding pension-funding requirements. Based on new guidance issued by the Treasury Department, we now estimate that the 2010 contribution will be approximately $275 million and then increase to $635 million in 2011, though the ultimate amount of pension contributions could be affected by further changes in the applicable regulation and financial market and investment performance. We expect the fourth quarter of 2009 to contain domestic pension plan expense at a level consistent with the first three quarters of 2009.

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

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The nature of market risks faced by us at October 31, 2009 is the same as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009.

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. As of October 31, 2009, we had interest rate derivatives with a notional amount of $120 million, nominal fair value and a weighted average remaining life of 0.1 years. All debt securities and interest-rate derivative instruments are considered non-trading. As of October 31, 2009, 50% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at October 31, 2009, which totaled approximately $1.9 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $19 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

We, from time to time, enter into foreign currency forward contracts, which have typically been designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada. We had no such foreign currency forward contracts outstanding as of October 31, 2009.

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated option contracts for a portion of its expected requirements. As of October 31, 2009, these contracts had a notional value of approximately $270 million and a weighted average remaining life of 0.4 years. The aggregate fair value of the option contracts as of October 31, 2009 was $12 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of October 31, 2009, with all other variables held constant, would have resulted in a fair value for these contracts of approximately $10 million as of October 31, 2009, a decrease of $2 million.

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

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 31, 2009 and November 1, 2008

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

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 103 of SEC Regulation S-K requires that we disclose legal proceedings to which the Company and a governmental authority is a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Disclosure also is required as to any such proceedings known by us to be contemplated by governmental authorities. In that connection, we note that we have received a pre-filing notice from the United States Environmental Protection Agency, seeking information and documents concerning the labeling of a private brand pesticide. We are cooperating with the EPA in connection with this matter.

See Part I, Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements,” Note 7 – “Claims Resolution and Bankruptcy-Related Settlements,” and Note 13 – “Legal Proceedings,” for information regarding legal proceedings, which information is incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock we acquired during the third quarter of fiscal 2009. During the 13 weeks ended October 31, 2009, we repurchased 3.5 million of our common shares at a total cost of $224 million under our common share repurchase program. As of October 31, 2009, we had $147 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 2, 2009 to August 29, 2009	1,312,040	$64.92	1,312,040	$64.92
August 30, 2009 to October 3, 2009	2,149,754	63.92	2,148,242	63.92
October 4, 2009 to October 31, 2009	21,779	63.85	21,779	63.85

Total	3,483,573	$64.30	3,482,061	$64.30	$147,000,000

(1)	Includes 1,512 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. These shares were acquired during the quarter as follows:

August 2, 2009 to August 29, 2009	—
August 30, 2009 to October 3, 2009	1,512
October 4, 2009 to October 31, 2009	—

Total	1,512

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

SEARS HOLDINGS CORPORATION

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

SEARS HOLDINGS CORPORATION (Registrant)

November 19, 2009	By	/S/ WILLIAM K. PHELAN
William K. Phelan Senior Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

E-1