Form 10-Q
period 2010-05-01
SEARS HOLDINGS CORP
filed 2010-05-21
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 1, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51217

SEARS HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)

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

Yes    ☐             No    ☒

As of May 14, 2010, the registrant had 114,865,048 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 Weeks Ended May 1, 2010 and May 2, 2009

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended
millions, except per share data	May 1, 2010	May 2, 2009
REVENUES
Merchandise sales and services	$10,046	$10,055

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,216	7,182
Selling and administrative	2,555	2,573
Depreciation and amortization	221	226
Gain on sales of assets	(44)	(54)

Total costs and expenses	9,948	9,927

Operating income	98	128
Interest expense	(67)	(59)
Interest and investment income	15	5
Other loss	(14)	(16)

Income before income taxes	32	58
Income tax expense	(15)	(24)

Net income	17	34
Income attributable to noncontrolling interests	(1)	(8)

NET INCOME ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$16	$26

INCOME PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic earnings per share	$0.14	$0.22
Diluted earnings per share	$0.14	$0.21
Basic weighted average common shares outstanding	114.6	120.8
Diluted weighted average common shares outstanding	114.7	121.0

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
millions	May 1, 2010	May 2, 2009	January 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$1,744	$1,141	$1,689
Restricted cash	19	108	11
Accounts receivable	716	813	652
Merchandise inventories	9,316	9,462	8,705
Prepaid expenses and other current assets	382	441	351
Deferred income taxes	28	28	30

Total current assets	12,205	11,993	11,438
Property and equipment, net	7,591	7,959	7,709
Goodwill	1,392	1,392	1,392
Trade names and other intangible assets	3,191	3,264	3,208
Other assets	1,038	1,140	1,061

TOTAL ASSETS	$25,417	$25,748	$24,808

LIABILITIES
Current liabilities
Short-term borrowings	$1,069	$839	$325
Current portion of long-term debt and capitalized lease obligations	789	91	482
Merchandise payables	3,734	3,467	3,335
Accrued expenses and other current liabilities	3,110	3,126	3,098
Unearned revenues	1,002	1,056	1,012
Other taxes	525	427	534

Total current liabilities	10,229	9,006	8,786

Long-term debt and capitalized lease obligations	1,391	2,114	1,698
Pension and post-retirement benefits	2,216	2,044	2,271
Other long-term liabilities	2,638	2,854	2,618

Total Liabilities	16,474	16,018	15,373

EQUITY
Total Equity	8,943	9,730	9,435

TOTAL LIABILITIES AND EQUITY	$25,417	$25,748	$24,808

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
millions	May 1, 2010	May 2, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17	$34
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	221	226
Gain on sales of assets	(44)	(54)
Pension and post-retirement plan contributions	(62)	(52)
Change in operating assets and liabilities (net of acquisitions and dispositions):
Merchandise inventories	(572)	(642)
Merchandise payables	377	448
Deferred income taxes	46	1
Income and other taxes	(75)	(22)
Mark-to-market adjustments and settlements on Sears Canada U.S. dollar option contracts	7	23
Other operating assets	—	29
Other operating liabilities	3	(81)

Net cash used in operating activities	(82)	(90)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	8	6
Decrease (increase) in investments and restricted cash	(8)	42
Purchases of property and equipment	(95)	(76)

Net cash used in investing activities	(95)	(28)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(16)	(285)
Increase in short-term borrowings, primarily 90 days or less	744	396
Additional purchase of noncontrolling interest	(560)	(7)
Purchase of treasury stock	(1)	(40)

Net cash provided by financing activities	167	64

Effect of exchange rate changes on cash and cash equivalents	65	22

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55	(32)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,689	1,173

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,744	$1,141

SUPPLEMENTAL CASH FLOW DATA:
Income taxes paid, net of refunds	$67	$47
Cash interest paid	50	55

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity Attributable to Holdings’ Shareholders
millions	Number of Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 31, 2009	122	$1	$10,441	$4,562	$(5,012)	$(612)	$319	$9,699
Comprehensive income
Net income	—	—	—	26	—	—	8	34
Pension and postretirement adjustments, net of tax	—	—	—	—	—	16	—	16
Cumulative translation adjustment	—	—	—	—	—	21	5	26

Total Comprehensive Income								76
Sears Canada shares purchased	—	—	(2)	—	—	—	(5)	(7)
Shares repurchased	(1)	—	—	—	(40)	—	—	(40)
Other	—	—	35	—	(33)	—		2

Balance at May 2, 2009	121	$1	$10,474	$4,588	$(5,085)	$(575)	$327	$9,730

Balance at January 30, 2010	115	$1	$10,465	$4,797	$(5,446)	$(721)	$339	$9,435
Comprehensive income
Net income	—	—	—	16	—	—	1	17
Pension and postretirement adjustments, net of tax	—	—	—	—	—	12	—	12
Deferred gain on derivatives	—	—	—	—	—	(9)	—	(9)
Cumulative translation adjustment	—	—	—	—	—	35	14	49

Total Comprehensive Income								69
Stock awards	—	—	(3)	—	3	—	—	—
Sears Canada shares purchased	—	—	(269)	—	—	(76)	(215)	(560)
Shares repurchased	—	—	—	—	(1)	—	—	(1)
Associate stock purchase	—	—	—	—	1	—	—	1
Other	—	—	—	—	—	—	(1)	(1)

Balance at May 1, 2010	115	$1	$10,193	$4,813	$(5,443)	$(759)	$138	$8,943

See accompanying notes.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Sears Holdings Corporation (“Holdings,” “we,” “us,” “our” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), which was completed on March 24, 2005. We are a broadline retailer with 2,227 full-line and 1,322 specialty retail stores in the United States, operating through Kmart and Sears, and 416 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 90%-owned subsidiary.

These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current interim period presentation. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The retail business is seasonal in nature, and we generate a high proportion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. These interim financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

NOTE 2 – BORROWINGS

Total borrowings were as follows:

millions	May 1, 2010	May 2, 2009	January 30, 2010
Short-term borrowings:
Unsecured commercial paper	$498	$3	$206
Secured borrowings	571	836	119
Long-term debt, including current portion:
Notes and debentures outstanding	1,554	1,543	1,545
Capitalized lease obligations	626	662	635

Total borrowings	$3,249	$3,044	$2,505

The fair value of long-term debt was $1.6 billion at May 1, 2010, $1.4 billion at May 2, 2009 and $1.4 billion at January 30, 2010. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities.

Unsecured Commercial Paper

We borrow through the commercial paper markets. At May 1, 2010, we had outstanding commercial paper borrowings of $498 million, of which $200 million and $100 million were held by ESL and Edward S. Lampert, respectively. See Note 14 for further discussion of these borrowings.

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

The Amended Credit Agreement provided for a bifurcation of the then existing $4.1 billion credit facility into a $2.4 billion tranche with a maturity date of June 22, 2012, bearing an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.00%, with a LIBOR floor of 1.75%, and a $1.7 billion tranche which matured on March 24, 2010, bearing an initial interest rate of LIBOR plus 0.875%. The bifurcation into the Extended Tranche provides Holdings and its subsidiaries more than adequate liquidity for standby letters of credit and working capital needs. The Amended Credit Agreement also gives us the flexibility, subject to certain terms and conditions, to increase the size of the credit facility or add a term loan tranche to the Amended Credit Agreement in an aggregate amount of up to $1.0 billion. It imposes various requirements, including a requirement that, if availability under the credit facility is beneath a certain threshold, the fixed charge ratio as of the last day of any fiscal quarter be not less than 1.0 to 1.0, a cash dominion requirement if excess availability on the revolver falls below designated levels, and limitations on our ability to make restricted payments, including dividends and share repurchases. In connection with the Amended Credit Agreement, the Company agreed to limit the amount of cash accumulated when borrowings are outstanding under the credit facility. The Amended Credit Agreement has a $1.5 billion letter of credit sub-limit, is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and determines availability pursuant to a borrowing base formula.

At May 1, 2010, we had $571 million of borrowings and $638 million of letters of credit outstanding under the Amended Credit Agreement. Our availability under the agreement, given total outstanding borrowings and letters of credit of $1.2 billion, was $1.2 billion at May 1, 2010. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In November 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility was amended and extended in January 2010 and, as a result, available capacity was bifurcated into a $100 million tranche maturing December 2013 and a $20 million tranche maturing December 2011. The OSH LLC Facility continues to have a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. As of May 1, 2010, there were no borrowings outstanding under the OSH LLC Facility and $8 million in outstanding letters of credit.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

We primarily use derivatives as a risk management tool to decrease our exposure to fluctuations in the foreign currency market. We are exposed to fluctuations in foreign currency exchange rates as a result of our net investment in Sears Canada. Further, Sears Canada is exposed to fluctuations in foreign currency exchange rates due to inventory purchase contracts denominated in U.S. dollars.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Earnings Effects of Derivatives on the Statements of Income

For derivatives that were designated as hedges of our net investment in Sears Canada, we assess effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivatives are recorded in the currency translation adjustments line in Accumulated Other Comprehensive Income (Loss) and will remain there until we substantially liquidate or sell our holdings in Sears Canada.

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

Sears Canada Hedges of Merchandise Purchases

At May 1, 2010, Sears Canada had entered into foreign currency option contracts with a total notional value of $563 million. As discussed previously, these option contracts are used to hedge Sears Canada’s purchase of inventory under U.S. dollar denominated contracts. We record mark-to-market adjustments based on the total notional value of these outstanding option contracts at the end of each quarter. We recorded a mark-to-market liability related to the foreign currency option contracts of $4 million at May 1, 2010 and mark-to-market assets of $51 million at May 2, 2009 and $9 million at January 30, 2010.

We record the earnings impact of mark-to-market and settlement adjustments for foreign currency option contracts in other income (loss) at the end of each quarter. We recorded mark-to-market and settlement losses on these contracts of $15 million and $23 million in other income (loss) for the 13-week periods ended May 1, 2010 and May 2, 2009, respectively.

Sears Canada’s above noted foreign currency options contracts were entered into as a hedge of merchandise purchase contracts denominated in U.S. currency. We also record mark-to-market adjustments for the value of the merchandise purchase contracts (considered to be embedded derivatives under relevant accounting rules) at the end of each quarter. We recorded assets of $3 million at both May 1, 2010 and May 2, 2009 related to these embedded derivatives. These embedded derivatives had a zero fair value at January 30, 2010.

We record the earnings impact of mark-to-market and settlement adjustments related to the embedded derivative in the merchandise purchase contracts in other income (loss) at the end of each quarter. We recorded mark-to-market and settlement gains of $1 million and $5 million for the 13-week periods ended May 1, 2010 and May 2, 2009, respectively.

At May 1, 2010, we had a mark-to-market asset of $3 million and a mark-to-market liability of $4 million related to the embedded derivative and option contracts, respectively. At May 2, 2009, we had mark-to-market assets of $3 million and $51 million related to the embedded derivative and option contracts, respectively. We recorded total mark-to-market and settlement losses of $14 million and $18 million in other income (loss) for the 13-week periods ended May 1, 2010 and May 2, 2009, respectively. See Note 4 for further information regarding fair value of these option and merchandise purchase contracts and the respective balance sheet classifications as of May 1, 2010 and May 2, 2009.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Hedges of Net Investment in Sears Canada

As of May 1, 2010, we had a series of foreign currency forward contracts outstanding with a total Canadian notional value of $1.1 billion and with a weighted-average remaining life of 0.2 years. These contracts were designated and qualified as hedges of the foreign currency exposure of our net investment in Sears Canada. Accordingly, the aggregate fair value of the forward contracts as of May 1, 2010 of $3 million was recorded as an asset on our consolidated balance sheet. The change in fair value of $12 million related to these forward contracts, net of tax, was recorded as a component of other comprehensive income for the 13-week period ended May 1, 2010. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had $8 million of cash collateral posted under these contracts as of May 1, 2010. We had an asset related to these contracts of $15 million recorded as of January 30, 2010. We had no such foreign currency forward contracts outstanding as of May 2, 2009.

Counterparty Credit Risk

We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better as of May 1, 2010.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Cash, accounts receivable, merchandise payables, credit facility borrowings and accrued liabilities are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. Sears Canada invests its cash in short-term treasury bills and bank term deposits which are marked to fair value. The fair value of our debt is disclosed in Note 2 to the Condensed Consolidated Financial Statements. The following table provides the fair value measurement amounts for other financial assets and liabilities recorded on our Condensed Consolidated Balance Sheets at fair value as of May 1, 2010, May 2, 2009 and January 30, 2010:

millions	Total Fair Value Amounts at May 1, 2010	Level 1	Level 2	Level 3
Cash equivalents(1)	$1,250	$1,250	$—	$—
Restricted cash(2)	19	19	—	—
Foreign currency derivative assets(3)	6	—	6	—
Foreign currency derivative liabilities(4)	(4)	—	(4)	—

Total	$1,271	$1,269	$2	$—

millions	Total Fair Value Amounts at May 2, 2009	Level 1	Level 2	Level 3
Cash equivalents(1)	$626	$626	$—	$—
Restricted cash(2)	108	108	—	—
Short-term investments(3)	16	—	16	—
Foreign currency derivative assets(3)	54	—	54	—

Total	$804	$734	$70	$—

millions	Total Fair Value Amounts at January 30, 2010	Level 1	Level 2	Level 3
Cash equivalents(1)	$1,291	$1,291	$—	$—
Restricted cash(2)	11	11	—	—
Foreign currency derivative assets(3)	24	—	24	—

Total	$1,326	$1,302	$24	$—

(1)	Included within Cash and cash equivalents in our Condensed Consolidated Balance Sheets.
(2)	Included within Restricted cash in our Condensed Consolidated Balance Sheets.
(3)	Included within Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
(4)	Included within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets.

Short-term investments are typically valued at the closing price in the principal active market as of the last business day of the quarter. Short-term investments at May 2, 2009 included $16 million on deposit with The Reserve Primary Fund, a money market fund that temporarily restricted withdrawals while it liquidated its holdings to generate cash to distribute. The fair value of this investment was determined by using estimates based on the values of similar assets and information obtained from The Reserve Primary Fund.

The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple inputs including interest rates, prices and indices to generate pricing and volatility factors. The predominance of market inputs are actively quoted and can be validated

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

through external sources, including brokers, market transactions and third-party pricing services. Our derivative instruments are valued using Level 2 measurements.

NOTE 5 – ACQUISITION OF NONCONTROLLING INTEREST IN SEARS CANADA

During the first quarter of fiscal 2010, we increased our controlling interest in Sears Canada to 90%, from 73%, by acquiring approximately 19 million additional common shares. We paid a total of $560 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards on noncontrolling interests. Accordingly, we reclassified an accumulated other comprehensive loss from noncontrolling interest to controlling interest in the Condensed Consolidated Statement of Equity at May 1, 2010.

During the first quarter of fiscal 2009, we acquired approximately 0.5 million common shares in open market transactions. We paid a total of $7 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards on noncontrolling interests.

Subsequent Events

On May 18, 2010, Sears Canada announced that its Board of Directors declared a cash dividend of C$3.50 per common share, or approximately C$377 million, which will be paid on June 4, 2010 to shareholders of record at the close of business on May 31, 2010. Sears Canada’s Board of Directors also approved a plan on May 18, 2010 to purchase for cancellation up to 5% of its issued and outstanding common shares, which represents approximately 5 million of its current outstanding shares.

NOTE 6 – STORE CLOSINGS

We made the decision to close three underperforming stores during the first quarter of fiscal 2010. The store closures included closures within both of our Kmart and Sears Domestic segments. We recorded charges related to these store closings of $3 million in the first quarter of 2010. The charges include $2 million recorded in cost of sales for inventory markdowns and $1 million recorded in selling and administrative expenses for store closing and severance costs.

In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which the Company no longer intends to receive any economic benefit are accrued for when the Company ceases to use the leased space. We expect to record a charge of approximately $7 million during the second quarter of 2010 as we complete operations at the stores we announced would close during the fourth quarter of fiscal 2009.

NOTE 7 – EQUITY

Share Repurchase Program

During the 13-week period ended May 1, 2010, we repurchased common shares at a total cost of $1 million under our share repurchase program. Our repurchases for the 13-week period ended May 1, 2010 were made at average prices of $88.76 per share. As of May 1, 2010, we had remaining authorization to repurchase $581 million of common shares under the share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Accumulated Other Comprehensive Income (Loss)

The following table displays the components of accumulated other comprehensive income (loss):

millions	May 1, 2010	May 2, 2009	January 30, 2010
Pension and postretirement adjustments (net of tax of $(477), $(314) and $(451), respectively)	$(726)	$(473)	$(686)
Cumulative unrealized derivative gain (net of tax of $-, $2 and $6, respectively)	—	3	9
Currency translation adjustments (net of tax of $(23), $(70) and $(29), respectively)	(33)	(105)	(44)

Accumulated other comprehensive income (loss)	$(759)	$(575)	$(721)

Pension and postretirement adjustments relate to the net actuarial gain or loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive income. Accumulated other comprehensive loss attributable to noncontrolling interests at May 1, 2010, May 2, 2009 and January 30, 2010 was $42 million, $93 million and $132 million, respectively.

NOTE 8 – BENEFIT PLANS

Pension and Post-retirement Benefit Plans

We provide benefits to certain associates who are eligible under various defined benefit pension plans, contributory defined benefit pension plans and other post-retirement plans, primarily retiree medical benefits. The following table summarizes the components of total net periodic benefit expense for our retirement plans:

	13 Weeks Ended
millions	May 1, 2010	May 2, 2009
Components of net periodic expense:
Benefits earned during the period	$3	$4
Interest costs	101	104
Expected return on plan assets	(88)	(71)
Amortization of experience gains/losses	19	15

Net periodic expense	$35	$52

Contributions

During the 13-week period ended May 1, 2010, we made total contributions of $62 million to our pension and post-retirement plans. During the 13-week period ended May 2, 2009, we made total contributions of $52 million to our pension and post-retirement plans. We anticipate making aggregate contributions to our domestic and Canadian defined benefit plans of approximately $247 million over the remainder of fiscal 2010.

NOTE 9 – INCOME TAXES

At May 1, 2010, we had gross unrecognized tax benefits of $310 million. Of this amount, $117 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13-week period ended May 1, 2010, gross unrecognized tax benefits were unchanged. We expect that our unrecognized tax benefits

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

could decrease up to $140 million over the next 12 months for federal and state settlements and for federal and state tax positions related to prior business dispositions due to both the expiration of the statute of limitations for certain jurisdictions, as well as expected related settlements.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At May 1, 2010, the total amount of interest and penalties recognized on our Condensed Consolidated Balance Sheet was $76 million ($49 million net of federal benefit). The total amount of net interest expense recognized in our Condensed Consolidated Statements of Income for the 13-week period ended May 1, 2010 was $3 million (net of federal tax benefit).

We file income tax returns in the United States, as well as various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) is currently auditing the Holdings’ federal income tax returns for the fiscal years 2006 and 2007. The IRS has completed its examination of Sears’ federal income tax returns for the fiscal years 2002 – 2005 and Holdings’ federal income tax return for the fiscal year 2005. We have resolved with the IRS all matters arising from these exams. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the fiscal years 2001 – 2008, and Kmart is under examination by such jurisdictions for the fiscal years 2003 – 2008.

At May 1, 2010, we had Federal net operating loss (“NOL”) carryforwards from the Predecessor Company of approximately $269 million generating deferred tax assets of approximately $94 million. Such NOL carryforwards are no longer subject to an annual section 382 limitation. The federal NOL carryforwards will expire in 2021, 2022, 2023, and 2028. We also have credit carryforwards of $156 million, which will expire between 2015 and 2029.

At the end of fiscal 2009, we had a state NOL deferred tax asset of $212 million and a valuation allowance of $131 million. In the first quarter of fiscal 2010, there were no adjustments to the state NOL deferred tax asset and valuation allowance. The state NOLs will predominantly expire between 2017 and 2029.

NOTE 10 – SUMMARY OF SEGMENT DATA

We evaluate segment financial performance based on operating income, as presented in the Condensed Consolidated Statements of Income. We have three reportable segments: Kmart, Sears Domestic and Sears Canada.

	For the 13 Weeks Ended
	May 1, 2010
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$3,583	$5,435	$1,028	$10,046

Costs and expenses
Cost of sales, buying and occupancy	2,711	3,789	716	7,216
Selling and administrative	782	1,508	265	2,555
Depreciation and amortization	36	160	25	221
Gain on sales of assets	(5)	(39)	—	(44)

Total costs and expenses	3,524	5,418	1,006	9,948

Operating income	$59	$17	$22	$98

Total assets	$5,878	$15,829	$3,710	$25,417

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	For the 13 Weeks Ended
	May 2, 2009
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$3,593	$5,572	$890	$10,055

Costs and expenses
Cost of sales, buying and occupancy	2,735	3,825	622	7,182
Selling and administrative	814	1,528	231	2,573
Depreciation and amortization	36	166	24	226
Gain on sales of assets	(9)	(1)	(44)	(54)

Total costs and expenses	3,576	5,518	833	9,927

Operating income	$17	$54	$57	$128

Total assets	$6,124	$16,311	$3,313	$25,748

NOTE 11 – SUPPLEMENTAL FINANCIAL INFORMATION

Other long-term liabilities as of May 1, 2010, May 2, 2009 and January 30, 2010 consisted of the following:

millions	May 1, 2010	May 2, 2009	January 30, 2010
Unearned revenues	$820	$867	$829
Self-insurance reserves	821	812	801
Other	997	1,175	988

Total	$2,638	$2,854	$2,618

NOTE 12 – LEGAL PROCEEDINGS

Maurice Levie, individually and on behalf of all others similarly situated v. Sears, Roebuck & Co., et al. – Following the announcement of the Merger on November 17, 2004, a lawsuit was filed in the United States District Court for the Northern District of Illinois relating to the transaction. This suit asserts claims under the federal securities laws on behalf of a class of former Sears’ stockholders against Sears, Alan J. Lacy, Edward S. Lampert and ESL Partners, L.P. for allegedly failing to make timely disclosure of merger discussions during the period September 9 through November 16, 2004, and seeks damages. On July 17, 2007, the Court granted in part and denied in part plaintiffs’ motion for class certification, certifying a class of Sears’ stockholders who sold shares of Sears’ stock between September 9, 2004 and November 16, 2004, excluding short sellers who covered their positions during the class period. On December 18, 2009, the Court entered an order granting defendants’ motions for summary judgment. Plaintiffs filed a Notice of Appeal on January 15, 2010. In their opening appellate brief, plaintiffs withdrew their appeal from the portion of the Court’s Order granting summary judgment to Sears and Mr. Lacy. Plaintiffs then entered into an agreement with ESL Partners and Mr. Lampert to settle their remaining appeal. Plaintiffs, ESL Partners and Mr. Lampert will seek approval of the settlement from the Court. The proposed settlement does not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

In re: Sears Holdings Corporation Securities Litigation – In May and July 2006, two class action lawsuits, which each name as defendants Sears Holdings Corporation and Edward S. Lampert, were filed in United States District Court for the Southern District of New York, purportedly on behalf of a class of persons that sold shares of Kmart Holding Corporation stock on or after May 6, 2003 through June 4, 2004. The plaintiffs in each case

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

allege that Kmart’s Plan of Reorganization and Disclosure Statement filed on January 24, 2003 and amended on February 25, 2003 misrepresented Kmart’s assets, particularly its real estate holdings, as evidenced by the prices at which Kmart subsequently sold certain of its stores in June 2004 to Home Depot and Sears. Plaintiffs seek damages for alleged misrepresentations. On December 19, 2006, the Court consolidated the actions and plaintiffs filed their Consolidated Complaint. On July 21, 2009, the Court granted defendants’ second Motion to Dismiss and entered a Final Order of Dismissal. Plaintiffs filed a Notice of Appeal on August 20, 2009. On April 6, 2010, the Appellate Court affirmed the District Court’s Order dismissing the case.

Robert F. Booth Trust, derivatively v. William C. Crowley, et al. – In August 2009, a shareholder derivative lawsuit was filed in United States District Court for the Northern District of Illinois against current and former directors William C. Crowley, Edward S. Lampert, Steven T. Mnuchin, Richard C. Perry, Ann N. Reese, Kevin B. Rollins, Emily Scott and Thomas Tisch, and nominally Sears Holdings Corporation. Plaintiff alleged that by nominating for re-election to the Sears Holdings Corporation board Mr. Crowley and Ms. Reese while they were also members of the boards of AutoNation, Inc. (Crowley), AutoZone, Inc. (Crowley), and Jones Apparel Group, Inc. (Reese), defendants violated Section 8 of the Clayton Act prohibiting “interlocking directorships” and breached their fiduciary duty to the Company. Plaintiff sought injunctive relief and recovery of its costs, including reasonable attorney fees. The parties have settled the matter and the Court has preliminarily approved the settlement. In agreeing to the settlement, defendants did not admit any wrongdoing and denied committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. The settlement does not have a material adverse effect on our annual results of operations, financial position, liquidity or capital resources.

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

(Unaudited)

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

Disclosures about Fair Value Measurements

In January 2010, the FASB issued an accounting standards update to improve disclosures about fair value measurements. The update amends existing accounting rules regarding fair value measurements and disclosures to add new requirements for disclosures related to transfers into and out of investment Levels 1 and 2, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 investment measurements. It also clarifies existing fair value disclosures about the level of disaggregation, as well as inputs and valuation techniques used to measure fair value. The update is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. As this update only relates to financial statement disclosures, it did not have an impact on our results of operations, cash flows or financial position.

NOTE 14 – RELATED PARTY DISCLOSURE

Our Board of Directors has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and Finance Committee and is the Chairman and Chief Executive Officer of ESL. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf. ESL beneficially owned 57% of our outstanding common stock as of May 1, 2010.

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

Holdings, through its subsidiaries, engages in commercial transactions with AutoZone, Inc. (“AutoZone”) in the ordinary course of business. In the first quarter of fiscal 2010, we paid AutoZone approximately $6 million for automotive parts, accessories and other services. ESL owns approximately 40.5% of the outstanding common stock of AutoZone (based on publicly available data as of March 9, 2010), and William C. Crowley, our Executive Vice President and Chief Administrative Officer, serves as a director of AutoZone.

In fiscal 2009, the Audit Committee reviewed and pre-approved sales of commercial paper issued by Sears Roebuck Acceptance Corp. (an indirect wholly owned subsidiary of Sears Holdings) to ESL, including Edward S. Lampert, from time to time, subject to certain conditions. As of May 1, 2010, ESL and Edward S. Lampert held $200,000,000 and $100,000,000, respectively, in principal amount of 30-day unsecured commercial paper issued by Sears Roebuck Acceptance Corp. under its commercial paper program. The commercial paper held by

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

ESL and Mr. Lampert bears interest at a rate of 1.9% per annum, and the commercial paper purchases were made in the ordinary course of business on substantially the same terms, including the interest rate, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.

Holdings employs certain employees of ESL. Mr. Crowley serves as President and Chief Operating Officer of ESL and our Senior Vice President of Real Estate is also employed by ESL.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 1, 2010 and May 2, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 30, 2010.

OVERVIEW OF HOLDINGS

Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are a broadline retailer with 2,227 full-line and 1,322 specialty retail stores in the United States, operating through Kmart and Sears, and 416 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 90%-owned subsidiary. We conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended January 30, 2010.

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended
millions, except per share data	May 1, 2010	May 2, 2009
REVENUES
Merchandise sales and services	$10,046	$10,055

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,216	7,182
Gross margin dollars	2,830	2,873
Gross margin rate	28.2%	28.6%
Selling and administrative	2,555	2,573
Selling and administrative expense as a percentage of total revenues	25.4%	25.6%
Depreciation and amortization	221	226
Gain on sales of assets	(44)	(54)

Total costs and expenses	9,948	9,927

Operating income	98	128
Interest expense	(67)	(59)
Interest and investment income	15	5
Other loss	(14)	(16)

Income before income taxes	32	58
Income tax expense	(15)	(24)

Net income	17	34
Income attributable to noncontrolling interests	(1)	(8)

NET INCOME ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$16	$26

INCOME PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Diluted income per share	$0.14	$0.21
Diluted weighted average common shares outstanding	114.7	121.0

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 1, 2010 and May 2, 2009

Net Income Attributable to Holdings’ Shareholders and Income per Share Summary

We recorded net income attributable to Holdings’ shareholders for the first quarter of 2010 of $16 million, or $0.14 per diluted share, as compared to a net income attributable to Holdings’ shareholders of $26 million, or $0.21 per diluted share, in the first quarter of 2009.

In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. We believe GAAP measures “As Adjusted” serve as appropriate measures to be used in evaluating the performance of our business and we adjust incentive compensation metrics for our executive management team for these same items. Furthermore, we believe our use of GAAP measures “As Adjusted,” including Diluted Income per Share “As Adjusted,” provides an appropriate measure to use in assessing our performance across periods, given that this measure provides an adjustment for certain significant items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings we report for a given period. Accordingly, we consider the aggregate impact of these items, along with reported results, in reviewing and evaluating our financial performance. However, we do not, and do not recommend that you solely use GAAP measures “As Adjusted” to assess our financial performance or to formulate investment decisions, as the measures may exclude a number of important cash and non-cash recurring items. The following tables set forth results of operations on a GAAP and “As Adjusted” basis, as well as the impact each significant item had on specific income and expense amounts reported in our Condensed Consolidated Statements of Income during the first quarter of fiscal 2010 and the first quarter of fiscal 2009.

	Quarter Ended May 1, 2010
millions, except per share data	GAAP	Domestic Pension Expense	Mark-to- Market Losses	Closed Store Reserve and Severance	Gain on Sales of Real Estate	As Adjusted
Cost of sales, buying and occupancy impact	$7,216	$—	$—	$(2)	$—	$7,214
Selling and administrative impact	2,555	(26)	—	(1)	—	2,528
Gain on sales of assets impact	(44)	—	—	—	35	(9)
Operating income impact	98	26	—	3	(35)	92
Other loss impact	(14)	—	10	—	—	(4)
Income tax expense impact	(15)	(10)	(3)	(1)	13	(16)
Noncontrolling interest impact	(1)	—	(1)	—	—	(2)
After tax and noncontrolling interest impact	16	16	6	2	(22)	18
Diluted income per share impact	$0.14	$0.14	$0.05	$0.02	$(0.19)	$0.16

	Quarter Ended May 2, 2009
millions, except per share data	GAAP	Domestic Pension Expense	Mark-to- Market Losses	Closed Store Reserve and Severance	Gain on Sales of Real Estate	As Adjusted
Selling and administrative impact	$2,573	$(42)	$—	$(17)	$—	$2,514
Gain on sales of assets impact	(54)	—	—	—	44	(10)
Operating income impact	128	42	—	17	(44)	143
Other loss impact	(16)	—	14	—	—	(2)
Income tax expense impact	(24)	(17)	(4)	(6)	13	(38)
Noncontrolling interest impact	(8)	—	(4)	(2)	12	(2)
After tax and noncontrolling interest impact	26	25	6	9	(19)	47
Diluted income per share impact	$0.21	$0.20	$0.05	$0.08	$(0.16)	$0.38

As we previously reported, the Company has a legacy pension obligation for past service performed by Kmart and Sears, Roebuck and Co. associates. The annual pension expense included in our financial statements related to these legacy domestic pension plans was relatively minimal in recent years. However, due to the severe

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 1, 2010 and May 2, 2009

decline in the capital markets that occurred in the latter part of 2008 our annual domestic pension expense increased to $170 million in 2009 and is expected to be approximately $105 million in fiscal 2010.

13-week period ended May 1, 2010 compared to the 13-week period ended May 2, 2009

Total Revenues and Comparable Store Sales

Total revenues for the quarter of $10 billion in 2010 were flat compared to 2009. Total revenue for the quarter benefited from an increase of $187 million due to changes in the Canadian foreign exchange rate and a 1.5% increase in domestic comparable store sales. These increases were offset by the effect of having 63 fewer Kmart and Sears Full-line stores in operation and an increase in deferred revenue related to undelivered sales (as revenue is not recognized on items which require delivery, such as appliances, until the items are physically delivered to customers). The revenue deferral increased this quarter as we saw significant appliance sales volume growth at the end of April as a result of our participation in the Cash for Appliances Program.

The domestic comparable store sales increase included an increase at Kmart of 1.7% and an increase at Sears Domestic of 1.2%. The Kmart quarterly increase in comparable store sales was primarily driven by increases in the apparel, home and toys categories, partially offset by a decline in the food and consumables category. Increases in sales for the quarter at Sears Domestic were primarily driven by the home appliance category, partially offset by declines in the tools and home electronics categories. See further discussion in the “Segment Operations” section below regarding changes in revenue in each of our segments.

Gross Margin

For the quarter, we generated gross margin of $2.8 billion in fiscal 2010 and $2.9 billion last year. The total decline in gross margin dollars of $43 million includes an increase of $56 million related to the impact of foreign currency exchange rates on gross margin at Sears Canada and charges of $2 million for markdowns recorded in connection with store closings announced during the quarter. The decline in gross margin dollars was primarily driven by a decrease in gross margin rate at Sears Domestic. Sears Domestic’s gross margin rate declined 110 basis points mainly due to reduced margins in our home appliance category, driven primarily by increased promotional markdowns, as well as reduced margins in the home electronics category, reflecting an earlier transition to newer electronics products in 2010. The decline in Sears Domestic’s gross margin rate was partially offset by an increase in gross margin rate of 40 basis points at Kmart and an increase of 30 basis points at Sears Canada.

Selling and Administrative Expenses

For the quarter, our selling and administrative expenses decreased $18 million as compared to the first quarter in fiscal 2009. Selling and administrative expenses include an increase of $49 million related to the impact of foreign currency exchange rates at Sears Canada, as well as incremental expenses of $36 million related to our continued investment in our multi-channel capabilities and ShopYourWay rewards program. Selling and administrative expenses declined mainly as the result of a $22 million reduction in payroll and benefits expense, a $15 million reduction in insurance expense, as well as reductions in various other expense categories. Selling and administrative expenses for the first quarter of 2010 were also impacted by domestic pension plan expense of $26 million and store closing costs and severance of $1 million. Selling and administrative expenses for the first quarter of 2009 were impacted by domestic pension plan expense of $42 million and store closing costs and severance of $17 million.

Our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 25.4% for the first quarter of fiscal 2010, as compared to 25.6% for the first quarter of fiscal 2009. The decrease in our selling and administrative expense rate is primarily the result of reductions in payroll and insurance expenses described previously.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 1, 2010 and May 2, 2009

Gains on Sales of Assets

We recorded total gains on sales of assets for the quarter of $44 million in fiscal 2010 and $54 million in fiscal 2009. Gains on sales of assets for the first quarter in each of fiscal 2010 and 2009 were impacted by the recognition of previously deferred gains on sales of assets.

We sold a Sears Auto Center in October 2006, at which time we leased back the property for a period of time. Given the terms of the contract, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. We closed our operations at this location during the first quarter of 2010 and, as a result, recognized a gain of $35 million on this sale at that time.

Sears Canada sold its headquarters office building and adjacent land in Toronto, Ontario in August 2007. Sears Canada leased back the property under a leaseback agreement through March 2009, at which time it finished its relocation of all head office operations to previously underutilized space in the Toronto Eaton Centre, Ontario. Given the terms of the leaseback, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. The resulting gain of $44 million was recognized when Sears Canada vacated this property in the first quarter of fiscal 2009.

Operating Income

We reported operating income for the quarter of $98 million in fiscal 2010 and $128 million in 2009. The decrease in our operating income was primarily the result of a decline in gross margin dollars, driven by an overall decline in our gross margin rate, partially offset by reductions in selling and administrative expenses. Holdings’ operating income for the first quarter of 2010 includes above-noted expenses of $29 million related to domestic pension plans and store closings and severance. Our operating income for the first quarter of 2009 included above-noted expenses of $59 million related to domestic pension plans and store closings and severance.

Interest and Investment Income

For the quarter, we earned $15 million in interest and investment income in fiscal 2010 and $5 million in fiscal 2009. The increase in interest and investment income in the first quarter of fiscal 2010 is mainly due to a pre-tax dividend of $6 million received in connection with our investment in Sears Mexico.

Other Loss

Other loss is primarily comprised of mark-to-market and settlement losses on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net mark-to-market and settlement losses of $14 million were recorded on these transactions in the first quarter of fiscal 2010. Total net mark-to-market and settlement losses of $18 million were recorded on these transactions in the first quarter of fiscal 2009.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 1, 2010 and May 2, 2009

SEGMENT OPERATIONS

The following discussion of our business segment results is organized into three reportable segments: Kmart, Sears Domestic and Sears Canada.

Kmart

Kmart results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	May 1, 2010	May 2, 2009
Merchandise sales and services	$3,583	$3,593

Cost of sales, buying and occupancy	2,711	2,735
Gross margin dollars	872	858
Gross margin rate	24.3%	23.9%
Selling and administrative	782	814
Selling and administrative expense as a percentage of total revenues	21.8%	22.7%
Depreciation and amortization	36	36
Gain on sales of assets	(5)	(9)

Total costs and expenses	3,524	3,576

Operating income	$59	$17

Number of stores	1,320	1,364

13-week period ended May 1, 2010 compared to the 13-week period ended May 2, 2009

Total Revenues and Comparable Store Sales

For the quarter, Kmart’s total sales decreased by $10 million, while comparable store sales increased 1.7%. The decline in revenue is mainly due to the impact of Kmart having 44 fewer stores in operation during the first quarter of fiscal 2010. The 1.7% increase in comparable store sales was driven by increases in the apparel, home and toys categories, partially offset by a decline in the food and consumables category.

Gross Margin

For the quarter, Kmart generated $872 million in gross margin in fiscal 2010 and $858 million in fiscal 2009. Kmart’s gross margin includes charges of $1 million for markdowns recorded in connection with store closings announced during the first quarter of 2010. The increase in Kmart’s gross margin is primarily due to an increase in its gross margin rate of 40 basis points. Kmart’s gross margin rate for the quarter was 24.3% in fiscal 2010 and 23.9% in fiscal 2009 and increased primarily as a result of an increase in sales of higher margin categories such as apparel, home and outdoor living, as well as a reduction in clearance markdowns.

Selling and Administrative Expenses

For the quarter, Kmart’s selling and administrative expenses decreased $32 million as compared to the first quarter in fiscal 2009. The decline in selling and administrative expenses primarily reflects a reduction in payroll and benefits expense of $17 million, a reduction in advertising expenses of $11 million, as well as reductions in various other expense categories. Selling and administrative expenses for the first quarter of 2009 were also impacted by store closing costs and severance of $4 million. Kmart’s selling and administrative expense rate for

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 1, 2010 and May 2, 2009

the quarter was 21.8% in fiscal 2010 and 22.7% in fiscal 2009, and decreased primarily as a result of the expense reductions noted previously.

Operating Income

For the quarter, Kmart recorded operating income of $59 million in 2010 and $17 million in fiscal 2009. The increase in Kmart’s operating income was primarily the result of increased gross margin dollars, driven by an increase in gross margin rate, as well as a decrease in selling and administrative expenses. Kmart’s operating income for the first quarter of 2010 includes expenses of $1 million related to store closings and severance. Kmart’s operating income for the first quarter of 2009 included expenses of $4 million related to store closings and severance.

Sears Domestic

Sears Domestic results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	May 1, 2010	May 2, 2009
Merchandise sales and services	$5,435	$5,572

Cost of sales, buying and occupancy	3,789	3,825
Gross margin dollars	1,646	1,747
Gross margin rate	30.3%	31.4%
Selling and administrative	1,508	1,528
Selling and administrative expense as a percentage of total revenues	27.7%	27.4%
Depreciation and amortization	160	166
Gain on sales of assets	(39)	(1)

Total costs and expenses	5,418	5,518

Operating income	$17	$54

Number of :
Full-line Stores(1)	907	926
Specialty Stores	1,322	1,274

Total Domestic Sears Stores	2,229	2,200

(1)	The period ended May 1, 2010 includes 848 Full-line stores and 59 Sears Essentials/Grand stores;
The period ended May 2, 2009 includes 856 Full-line stores and 70 Sears Essentials/Grand stores

13-week period ended May 1, 2010 compared to the 13-week period ended May 2, 2009

Total Revenues and Comparable Store Sales

For the quarter, Sears Domestic’s total sales decreased by $137 million, while comparable store sales increased 1.2%. The decline in revenue is mainly due to an increase in deferred revenue related to undelivered sales (as revenue is not recognized on items which require delivery, such as appliances, until the items are physically delivered to customers) and the impact of having 19 fewer Sears Full-line stores in operation. The revenue deferral increased this quarter as we saw significant appliance sales volume growth at the end of April as a result of our participation in the Cash for Appliances Program. The 1.2% increase in comparable store sales was driven by an increase in the home appliance category, partially offset by declines in the tools and home electronics categories.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 1, 2010 and May 2, 2009

Gross Margin

For the quarter, Sears Domestic generated $1.6 billion in gross margin dollars in 2010 and $1.7 billion in 2009. The decrease of $101 million includes charges of $1 million taken to markdown inventory in connection with store closings and was mainly a result of a decline in Sears Domestic’s gross margin rate during the first quarter of 2010. Sears Domestic’s gross margin rate during the first quarter was 30.3% in 2010 and 31.4% in 2009. The decline of 110 basis points is primarily due to reduced margins in our home appliance category, driven primarily by increased promotional markdowns, as well as reduced margins in the home electronics category, reflecting an earlier transition to newer electronics products in 2010.

Selling and Administrative Expenses

For the quarter, Sears Domestic’s selling and administrative expenses decreased $20 million. The decrease in selling and administrative expenses includes a $15 million reduction in insurance expense, partially offset by an increase in advertising expenses of $7 million. Selling and administrative expenses for the first quarter of 2010 were also impacted by domestic pension plan expense of $26 million and store closing costs and severance of $1 million. Selling and administrative expenses for the first quarter of 2009 were impacted by domestic pension plan expense of $42 million and a charge incurred for store closing costs of $5 million.

Sears Domestic’s selling and administrative expense rate for the quarter was 27.7% in fiscal 2010 and 27.4% in fiscal 2009. The increase in our selling and administrative expense rate is primarily the result of lower expense leverage given lower overall sales.

Gains on Sales of Assets

Sears Domestic recorded total gains on sales of assets for the quarter of $39 million in 2010 and $1 million in 2009. The increase in gains on sales of assets in the first quarter of fiscal 2010 is due to the recognition of a previously deferred gain from the October 2006 sale of one of our Sears Auto Centers. At the time of the sale, we leased back the property for a period of time. Given the terms of the contract, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. We closed our operations at this location during the first quarter of 2010 and, as a result, recognized a gain of $35 million on this sale at that time.

Operating Income

For the quarter, Sears Domestic reported operating income of $17 million in fiscal 2010 and $54 million in fiscal 2009. The decrease in Sears Domestic’s operating income was primarily the result of a decline in sales and gross margin rate, partially offset by reductions in selling and administrative expenses and an increase in gains on sales of assets. Sears Domestic’s operating income for the first quarter of 2010 includes expenses of $28 million related to domestic pension plans and store closings and severance. Operating income for the first quarter of 2009 included expenses of $47 million related to domestic pension plans and store closings and severance.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 1, 2010 and May 2, 2009

Sears Canada

Sears Canada, a consolidated, 90%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. Sears Canada results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	May 1, 2010	May 2, 2009
Merchandise sales and services	$1,028	$890

Cost of sales, buying and occupancy	716	622
Gross margin dollars	312	268
Gross margin rate	30.4%	30.1%
Selling and administrative	265	231
Selling and administrative expense as a percentage of total revenues	25.8%	26.0%
Depreciation and amortization	25	24
Gain on sales of assets	—	(44)

Total costs and expenses	1,006	833

Operating income	$22	$57

Number of :
Full-line Stores	122	122
Specialty Stores	294	269

Total Sears Canada Stores	416	391

13-week period ended May 1, 2010 compared to the 13-week period ended May 2, 2009

Total Revenues

Sears Canada’s total revenues increased 15.5% for the first quarter of fiscal 2010 as compared to the same period last year. The increase in total revenues of $138 million includes a $187 million increase due to the impact of exchange rates during the quarter. On a Canadian dollar basis, revenues decreased by $49 million, reflecting lower comparable stores sales across most major categories. We believe the decline in comparable store sales is mainly the result of a continued tightening in consumer discretionary spending resulting from falling consumer confidence levels and high unemployment rates, as well as increased cross-border shopping due to the effect of a strong Canadian dollar relative to the U.S. dollar.

Gross Margin

Total gross margin dollars for the first quarter increased $44 million in 2010 and include a $56 million increase due to the impact of exchange rates during the quarter. Gross margin decreased $12 million on a Canadian dollar basis as a result of lower overall sales. For the quarter, Sears Canada’s gross margin rate increased to 30.4% from 30.1% in 2009, primarily as a result of improved inventory management.

Selling and Administrative Expenses

For the first quarter of fiscal 2010, Sears Canada’s selling and administrative expenses increased $34 million, and include an increase of $49 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $15 million primarily due to a reduction in payroll and advertising expenditures. Selling and administrative expenses for the first quarter of 2009 included severance expense of $8 million. Sears Canada’s selling and administrative expense rate for the quarter was 25.8% in 2010 and 26.0% in 2009, and decreased primarily as a result of the reduction in expenses noted previously.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 1, 2010 and May 2, 2009

Gains on Sales of Assets

Sears Domestic recorded total gains on sales of assets for the first quarter of fiscal 2009 of $44 million. Sears Canada did not record any gains on sales of assets in the first quarter of fiscal 2010. Sears Canada recorded gains on sales of assets in the first quarter of fiscal 2009 due to the recognition of a previously deferred gain from the sale of its headquarters office building, and adjacent land, in Toronto, Ontario in August 2007. Sears Canada leased back the property under a leaseback agreement through March 2009, at which time it finished its relocation of all head office operations to previously underutilized space in the Toronto Eaton Centre, Ontario. Given the terms of the leaseback, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. The resulting gain of $44 million was recognized when Sears Canada vacated this property in the first quarter of fiscal 2009.

Operating Income

Sears Canada’s operating income decreased $35 million in the first quarter of fiscal 2010. The decrease in operating income includes a $13 million increase due to the impact of foreign currency exchange rates and primarily reflects the above noted declines in sales, gross margin and gains on sales of assets, partially offset by a decrease in selling and administrative expenses.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash Balances

Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of May 1, 2010, May 2, 2009 and January 30, 2010 are detailed in the following table.

millions	May 1, 2010	May 2, 2009	January 30, 2010
Domestic
Cash and equivalents	$263	$309	$221
Cash posted as collateral	9	12	9
Credit card deposits in transit	222	194	168

Total domestic cash and cash equivalents	494	515	398
Sears Canada	1,250	626	1,291

Total cash and cash equivalents	1,744	1,141	1,689
Restricted cash	19	108	11

Total cash balances	$1,763	$1,249	$1,700

We had total cash balances of $1.8 billion at May 1, 2010 as compared to $1.2 billion at May 2, 2009 and $1.7 billion at January 30, 2010. Primary uses of cash during the first quarter of fiscal 2010 include the $560 million purchase of additional interest in Sears Canada, capital expenditures of $95 million, and contributions to our pension and post-retirement benefit plans of $62 million. These uses of cash were funded in part by an increase in short-term borrowings of $744 million.

At various times, we have posted cash collateral for certain outstanding letters of credit and self-insurance programs. Such cash collateral is classified within cash and cash equivalents given we have the ability to substitute letters of credit at any time for this cash collateral and it is therefore readily available to us.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 1, 2010 and May 2, 2009

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

Our May 2, 2009 cash balances exclude $16 million on deposit with The Reserve Primary Fund, a money market fund that temporarily restricted withdrawals while it liquidated its holdings to generate cash to distribute. As a result, we reclassified this amount from cash to the prepaid expenses and other current assets line within our Condensed Consolidated Balance Sheets at May 2, 2009.

We classify outstanding checks within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks were $113 million, $240 million and $116 million as of May 1, 2010, May 2, 2009 and January 30, 2010, respectively.

Operating Activities

During the first quarter, Holdings used $82 million of cash in its operations in fiscal 2010 and $90 million in fiscal 2009. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used less cash in operations in the first quarter in 2010 than the first quarter last year mainly as a result of slightly lower working capital requirements, partially offset by reduced net income.

Merchandise inventories were $9.3 billion at May 1, 2010 and $9.5 billion at May 2, 2009. Merchandise payables were $3.7 billion at May 1, 2010 and $3.5 billion as of May 2, 2009. Domestic inventory declined from $8.7 billion at May 2, 2009 to $8.5 billion at May 1, 2010 due to improved inventory management. Inventory levels at Sears Canada increased $29 million as a result of changes in the Canadian foreign exchange rate. On a Canadian dollar basis, inventory at Sears Canada declined by $104 million, mainly because of improved inventory management.

Investing Activities

For the first quarter, we used $95 million of cash for capital expenditures in fiscal 2010 and $76 million in 2009. For the first quarter of 2010, we also used $8 million of cash as a result of changes in restricted cash requirements at Sears Canada. In the first quarter of 2009, we received $42 million of cash from investments, which reflects cash received from The Reserve Primary Fund of $22 million, as well as changes in restricted cash requirements at Sears Canada.

Financing Activities

During the 13-week period ended May 1, 2010, we repurchased common shares at a total cost of $1 million under our share repurchase program. As of May 1, 2010, we had $581 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods. During the 13-week period ended May 2, 2009, we repurchased 1.0 million of our common shares at a total cost of $40 million under our share repurchase program.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 1, 2010 and May 2, 2009

During the first quarter of fiscal 2010, we increased our controlling interest in Sears Canada to 90%, from 73%, by acquiring approximately 19 million common shares. We paid a total of $560 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards on noncontrolling interests.

Cash provided by financing activities increased in the first quarter of 2010 mainly due to an increase in short-term borrowings during the first quarter of 2010 of $348 million. During the first quarter of fiscal 2010, we made repayments on long-term debt of $16 million. We borrowed $452 million under our Amended Credit Agreement during the first quarter of 2010 to meet seasonal working capital needs while, at the same time, continuing to invest in our stores, repurchase our stock, make payments on our term debt and complete our acquisition of additional noncontrolling interest in Sears Canada. As a result, we had $571 million in secured line of credit borrowings outstanding under the Amended Credit Agreement at May 1, 2010. The entire $571 million in Amended Credit Agreement borrowings have been classified within short-term borrowings on our Condensed Consolidated Balance Sheet as of May 1, 2010, as we expect to repay the entire amount within the next twelve months.

Total short-term borrowings at May 1, 2010 of $1.1 billion were $230 million higher than our level of borrowings at May 2, 2009 of $839 million. While we increased our total amount of short-term borrowings in the first quarter of 2010, we also altered the mix of our funding to include more borrowings in the commercial paper market, increasing our borrowings from this source to $498 million. The increased level of funding from commercial paper reduced our total borrowing costs and contributed to lower usage of our revolving credit facility during the first quarter of 2010.

Our outstanding borrowings as of May 1, 2010, May 2, 2009 and January 30, 2010 were as follows:

millions	May 1, 2010	May 2, 2009	January 30, 2010
Short-term borrowings:
Unsecured commercial paper	$498	$3	$206
Secured borrowings	571	836	119
Long-term debt, including current portion:
Notes and debentures outstanding	1,554	1,543	1,545
Capitalized lease obligations	626	662	635

Total borrowings	$3,249	$3,044	$2,505

Liquidity

Our primary need for liquidity is to fund seasonal working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. We believe that these needs will be adequately funded by our operating cash flows, credit terms from vendors, current balances in cash and cash equivalents and borrowings under our revolving credit facilities. While we expect to use these facilities as our primary funding source, we may also access the public debt markets on an opportunistic basis. Additionally, we may from time to time consider selective strategic transactions to create value and improve performance, which may include acquisitions, dispositions, restructurings, joint ventures and partnerships. Transactions of these types may result in material proceeds or cash outlays. See our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 for additional information regarding our sources of liquidity.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 1, 2010 and May 2, 2009

Debt Ratings

The ratings of our domestic debt securities as of May 1, 2010 appear in the table below:

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

The Amended Credit Agreement provided for a bifurcation of the then existing $4.1 billion credit facility into a $2.4 billion tranche with a maturity date of June 22, 2012, bearing an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.00%, with a LIBOR floor of 1.75%, and a $1.7 billion tranche which matured on March 24, 2010, bearing an initial interest rate of LIBOR plus 0.875%. The bifurcation into the Extended Tranche provides Holdings and its subsidiaries more than adequate liquidity for standby letters of credit and working capital needs. The Amended Credit Agreement also gives us the flexibility, subject to certain terms and conditions, to increase the size of the credit facility or add a term loan tranche to the Amended Credit Agreement in an aggregate amount of up to $1.0 billion. It imposes various requirements, including a requirement that, if availability under the credit facility is beneath a certain threshold, the fixed charge ratio as of the last day of any fiscal quarter be not less than 1.0 to 1.0, a cash dominion requirement if excess availability on the revolver falls below designated levels, and limitations on our ability to make restricted payments, including dividends and share repurchases. In connection with the Amended Credit Agreement, the Company agreed to limit the amount of cash accumulated when borrowings are outstanding under the credit facility. The Amended Credit Agreement has a $1.5 billion letter of credit sub-limit, is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and determines availability pursuant to a borrowing base formula.

At May 1, 2010, we had $571 million of borrowings and $638 million of letters of credit outstanding under the Amended Credit Agreement. Our availability under the agreement, given total outstanding borrowings and letters of credit of $1.2 billion, was $1.2 billion at May 1, 2010. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In November 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility was amended and extended in January 2010 and, as a result, available capacity was bifurcated into a $100 million tranche maturing December 2013 and a $20 million tranche maturing December 2011. The OSH LLC Facility continues to have a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. As of May 1, 2010, there were no borrowings outstanding under the OSH LLC Facility and $8 million in outstanding letters of credit.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 1, 2010 and May 2, 2009

Domestic Pension Plan Funding

In our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 we disclosed that we expected to make contributions to our domestic pension plans of approximately $275 million in 2010 and $535 million in 2011. The large increase in expected contributions between fiscal 2010 and 2011 is due primarily to the severe decline in capital markets that occurred in the latter part of 2008, and U.S. government legislation regarding pension-funding requirements, though the ultimate amount of pension contributions could be affected by further changes in the applicable regulations, financial markets and investment performance of the plans.

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

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail and related services industries; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationship; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our dependence on sources outside the United States for significant amounts of our merchandise; our extensive reliance on computer systems to process transactions, summarize results and manage our business; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; the outcome of pending and/or future legal proceedings, including product liability claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing and amount of required pension plan funding.

Certain of these and other factors are discussed in more detail in our filings with the Securities and Exchange Commission and the Annual Report on Form 10-K of Sears Holdings Corporation for the fiscal year ended January 30, 2010, which may be accessed through the Commission’s website at www.sec.gov.

While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available.

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 1, 2010 and May 2, 2009

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We face market risk exposure in the form of interest rate risk, foreign currency risk and equity price risk. These market risks arise from our derivative financial instruments and debt obligations.

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. As of May 1, 2010, we had interest rate derivatives with a notional amount of $120 million, nominal fair value and a weighted average remaining life of 0.6 years. All debt securities and interest-rate derivative instruments are considered non-trading. As of May 1, 2010, 42% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at May 1, 2010, which totaled approximately $1.4 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $14 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

As of May 1, 2010, we had a series of foreign currency forward contracts outstanding, totaling $1.1 billion Canadian notional value and with a weighted average remaining life of 0.2 years, designed to hedge our net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts as of May 1, 2010 was $3 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of May 1, 2010, with all other variables held constant, would have resulted in a loss in the fair value of our foreign currency forward contracts of approximately $11 million as of May 1, 2010. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had $8 million of cash collateral posted under these contracts as of May 1, 2010.

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated option contracts for a portion of its expected requirements. As of May 1, 2010, these contracts had a notional value of approximately $563 million and a weighted average remaining life of 0.6 years. We recorded a liability for the aggregate fair value of the option contracts as of May 1, 2010 of $4 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of May 1, 2010, with all other variables held constant, would have resulted in a liability for the aggregate fair value of these contracts of approximately $8 million as of May 1, 2010, a decrease of $4 million.

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

SEARS HOLDINGS CORPORATION

13 Weeks Ended May 1, 2010 and May 2, 2009

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

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 103 of SEC Regulation S-K requires that we disclose legal proceedings to which the Company and a governmental authority is a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Disclosure also is required as to any such proceedings known by us to be contemplated by governmental authorities. In that connection, we note that we received a pre-filing notice from the United States Environmental Protection Agency, seeking information and documents concerning the labeling of a private brand pesticide. The parties have entered into a consent agreement that provides for a $272,800 penalty, which will be paid by the supplier of the product.

See Part I, Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements,” Note 12 – “Legal Proceedings,” for information regarding legal proceedings, which information is incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock we acquired during the first quarter of fiscal 2010. During the 13 weeks ended May 1, 2010, we repurchased our common shares at a total cost of $1 million under our common share repurchase program. As of May 1, 2010, we had $581 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 31, 2010 to February 27, 2010	18,651	$90.69	12,128	$88.76
February 28, 2010 to April 3, 2010	580	100.24	—	—
April 4, 2010 to May 1, 2010	21,332	108.99	—	—

Total	40,563	$100.45	12,128	$88.76	$581,000,000

(1)	Includes 28,435 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. These shares were acquired during the quarter as follows:

January 31, 2010 to February 27, 2010	6,523
February 28, 2010 to April 3, 2010	580
April 4, 2010 to May 1, 2010	21,332

Total	28,435

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

SEARS HOLDINGS CORPORATION

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

SEARS HOLDINGS CORPORATION (Registrant)

May 20, 2010	By	/S/ WILLIAM K. PHELAN
William K. Phelan Senior Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated December 2, 2009, filed on December 4, 2009 (File No. 000-51217)).

*10.1	Sears Holdings Corporation Annual Incentive Plan.

*10.2	Sears Holdings Corporation 2010 Long-Term Incentive Program.

*10.3	Letter from Registrant to W. Bruce Johnson relating to employment dated April 5, 2010.

*10.4	Letter from Registrant to Michael D. Collins relating to employment dated March 17, 2010.

*10.5	Sears Holdings Corporation Director Compensation Program, as amended.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

E-1