Form 10-Q
period 2010-07-31
SEARS HOLDINGS CORP
filed 2010-08-20
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51217

SEARS HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)

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

Yes    ☐             No    ☒

As of August 13, 2010, the registrant had 110,648,210 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
REVENUES
Merchandise sales and services	$10,458	$10,551	$20,504	$20,606

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,635	7,756	14,851	14,938
Selling and administrative	2,606	2,630	5,161	5,203
Depreciation and amortization	221	228	442	454
Gain on sales of assets	(9)	(5)	(53)	(59)

Total costs and expenses	10,453	10,609	20,401	20,536

Operating income (loss)	5	(58)	103	70
Interest expense	(69)	(63)	(136)	(122)
Interest and investment income	6	14	21	19
Other income (loss)	5	(31)	(9)	(47)

Loss before income taxes	(53)	(138)	(21)	(80)
Income tax benefit	19	52	4	28

Net loss	(34)	(86)	(17)	(52)
Income attributable to noncontrolling interests	(5)	(8)	(6)	(16)

NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(39)	$(94)	$(23)	$(68)

LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic and diluted loss per share	$(0.35)	$(0.79)	$(0.20)	$(0.57)
Basic and diluted weighted average common shares outstanding	112.6	119.1	113.6	120.0

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
millions	July 31, 2010	August 1, 2009	January 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$1,193	$1,189	$1,689
Restricted cash	6	103	11
Accounts receivable	754	896	652
Merchandise inventories	9,430	9,377	8,705
Prepaid expenses and other current assets	350	390	351
Deferred income taxes	28	32	30

Total current assets	11,761	11,987	11,438
Property and equipment, net	7,485	7,867	7,709
Goodwill	1,392	1,392	1,392
Trade names and other intangible assets	3,173	3,244	3,208
Other assets	1,022	1,270	1,061

TOTAL ASSETS	$24,833	$25,760	$24,808

LIABILITIES
Current liabilities
Short-term borrowings	$1,218	$1,015	$325
Current portion of long-term debt and capitalized lease obligations	590	283	482
Merchandise payables	3,673	3,361	3,335
Accrued expenses and other current liabilities	3,049	3,088	3,098
Unearned revenues	997	1,029	1,012
Other taxes	551	468	534

Total current liabilities	10,078	9,244	8,786
Long-term debt and capitalized lease obligations	1,378	1,941	1,698
Pension and post-retirement benefits	2,172	2,045	2,271
Other long-term liabilities	2,586	2,883	2,618

Total Liabilities	16,214	16,113	15,373

EQUITY
Total Equity	8,619	9,647	9,435

TOTAL LIABILITIES AND EQUITY	$24,833	$25,760	$24,808

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
millions	July 31, 2010	August 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17)	$(52)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	442	454
Gain on sales of assets	(53)	(59)
Pension and post-retirement plan contributions	(122)	(96)
Settlement of Canadian dollar hedges	25	—
Change in operating assets and liabilities (net of acquisitions and dispositions):
Merchandise inventories	(695)	(486)
Merchandise payables	321	307
Deferred income taxes	45	32
Income and other taxes	(119)	(98)
Mark-to-market adjustments and settlements on Sears Canada U.S. dollar option contracts	5	59
Other operating assets	23	45
Other operating liabilities	(45)	(178)

Net cash used in operating activities	(190)	(72)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	16	10
Decrease in investments and restricted cash	9	61
Purchases of property and equipment	(168)	(122)

Net cash used in investing activities	(143)	(51)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(228)	(302)
Increase in short-term borrowings, primarily 90 days or less	893	573
Debt issuance costs	—	(81)
Additional purchase of noncontrolling interest	(560)	(7)
Sears Canada dividend paid to minority shareholders	(34)	—
Purchase of treasury stock	(273)	(134)

Net cash (used in) provided by financing activities	(202)	49

Effect of exchange rate changes on cash and cash equivalents	39	90

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(496)	16

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,689	1,173

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,193	$1,189

SUPPLEMENTAL CASH FLOW DATA:
Income taxes paid, net of refunds	$126	$120
Cash interest paid	91	85

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity Attributable to Holdings’ Shareholders
millions	Number of Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 31, 2009	122	$1	$10,441	$4,562	$(5,012)	$(612)	$319	$9,699
Comprehensive income (loss)
Net income (loss)	—	—	—	(68)	—	—	16	(52)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	19	—	19
Cumulative translation adjustment	—	—	—	—	—	79	42	121

Total Comprehensive Income								88
Sears Canada shares purchased	—	—	(2)	—	—	—	(5)	(7)
Shares repurchased	(3)	—	—	—	(134)	—	—	(134)
Other	—	—	35	—	(31)	(3)		1

Balance at August 1, 2009	119	$1	$10,474	$4,494	$(5,177)	$(517)	$372	$9,647

Balance at January 30, 2010	115	$1	$10,465	$4,797	$(5,446)	$(721)	$339	$9,435
Comprehensive income (loss)
Net income (loss)	—	—	—	(23)	—	—	6	(17)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	25	—	25
Deferred loss on derivatives	—	—	—	—	—	(12)	—	(12)
Cumulative translation adjustment	—	—	—	—	—	41	13	54

Total Comprehensive Income								50
Stock awards	—	—	(3)	—	3	—	—	—
Sears Canada shares purchased	—	—	(269)	—	—	(76)	(215)	(560)
Sears Canada dividend paid to minority shareholders	—	—	—	—	—	—	(34)	(34)
Shares repurchased	(4)	—	—	—	(273)	—	—	(273)
Other	—	—	—	—	2	—	(1)	1

Balance at July 31, 2010	111	$1	$10,193	$4,774	$(5,714)	$(743)	$108	$8,619

See accompanying notes.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Sears Holdings Corporation (“Holdings,” “we,” “us,” “our” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), which was completed on March 24, 2005. We are a broadline retailer with 2,206 full-line and 1,335 specialty retail stores in the United States, operating through Kmart and Sears, and 438 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 90%-owned subsidiary.

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

NOTE 2 – BORROWINGS

Total borrowings were as follows:

millions	July 31, 2010	August 1, 2009	January 30, 2010
Short-term borrowings:
Unsecured commercial paper	$396	$20	$206
Secured borrowings	822	995	119
Long-term debt, including current portion:
Notes and debentures outstanding	1,352	1,560	1,545
Capitalized lease obligations	616	664	635

Total borrowings	$3,186	$3,239	$2,505

The fair value of long-term debt was $1.4 billion at July 31, 2010, $1.3 billion at August 1, 2009 and $1.4 billion at January 30, 2010. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities.

Unsecured Commercial Paper

We borrow through the commercial paper markets. At July 31, 2010, we had outstanding commercial paper borrowings of $396 million, of which $250 million were held by ESL Investments, Inc. and its affiliates (collectively, “ESL”), including $118 million held by Edward S. Lampert. See Note 14 for further discussion of these borrowings.

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

At July 31, 2010, we had $822 million of borrowings and $638 million of letters of credit outstanding under the Amended Credit Agreement. Our availability under the agreement, given total outstanding borrowings and letters of credit of $1.5 billion, was $981 million at July 31, 2010. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In November 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility was amended and extended in January 2010 and, as a result, available capacity was bifurcated into a $100 million tranche maturing December 2013 and a $20 million tranche maturing December 2011. The OSH LLC Facility continues to have a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. As of July 31, 2010, there were no borrowings outstanding under the OSH LLC Facility and $9 million in outstanding letters of credit.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Earnings Effects of Derivatives on the Statements of Operations

For derivatives that were designated as hedges of our net investment in Sears Canada, we assess effectiveness based on changes in forward currency exchange rates. Changes in spot rates on the derivatives are recorded in the currency translation adjustments line in Accumulated Other Comprehensive Income (Loss) and will remain there until we substantially liquidate or sell our holdings in Sears Canada.

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

Sears Canada Hedges of Merchandise Purchases

As of July 31, 2010, Sears Canada had entered into foreign currency option contracts with a total notional value of $429 million. As discussed previously, these option contracts are used to hedge Sears Canada’s purchase of inventory under U.S. dollar denominated contracts. We record mark-to-market adjustments based on the total notional value of these outstanding option contracts at the end of each quarter. We recorded mark-to-market assets related to these foreign currency option contracts of $3 million at July 31, 2010, $15 million at August 1, 2009 and $9 million at January 30, 2010.

We record the earnings impact of mark-to-market and settlement adjustments for foreign currency option contracts in other income (loss) at the end of each quarter. We recorded mark-to-market and settlement gains of $8 million and mark-to-market and settlement losses of $7 million for these contracts in other income (loss) for the 13- and 26- week periods ended July 31, 2010, respectively. We recorded mark-to-market and settlement losses on these contracts of $43 million and $66 million in other income (loss) for the 13- and 26- week periods ended August 1, 2009, respectively.

Sears Canada’s above noted foreign currency options contracts were entered into as a hedge of merchandise purchase contracts denominated in U.S. currency. We also record mark-to-market adjustments for that portion of the merchandise purchase contracts which are considered to be embedded derivatives under relevant accounting rules at the end of each quarter. We recorded assets of $1 million and $10 million at July 31, 2010 and August 1, 2009, respectively, related to these embedded derivatives. These embedded derivatives had a fair value of zero at January 30, 2010.

We record the earnings impact of mark-to-market and settlement adjustments related to the embedded derivative in the merchandise purchase contracts in other income (loss) at the end of each quarter. We recorded mark-to-market and settlement losses of $3 million and $2 million for the 13- and 26- week periods ended July 31, 2010, respectively. We recorded mark-to-market and settlement gains of $10 million and $15 million for the 13- and 26- week periods ended August 1, 2009, respectively.

At July 31, 2010, we had mark-to-market assets of $1 million and $3 million related to the embedded derivative and option contracts, respectively. At August 1, 2009, we had mark-to-market assets of $10 million and $15 million related to the embedded derivative and option contracts, respectively. We recorded total mark-to-market and settlement gains of $5 million and total mark-to-market and settlement losses of $9 million in other income (loss) for the 13- and 26- week periods ended July 31, 2010, respectively. We recorded total mark-to-market and

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

settlement losses of $33 million and $51million in other income (loss) for the 13- and 26- week periods ended August 1, 2009, respectively. See Note 4 for further information regarding fair value of these option and merchandise purchase contracts and the respective balance sheet classifications as of July 31, 2010, August 1, 2009 and January 30, 2010.

Hedges of Net Investment in Sears Canada

As of July 31, 2010, we had a series of foreign currency forward contracts outstanding with a total Canadian notional value of $729 million and with a weighted-average remaining life of 0.4 years. These contracts were designated and qualified as hedges of the foreign currency exposure of our net investment in Sears Canada. Accordingly, the aggregate fair value of the forward contracts as of July 31, 2010 of $7 million was recorded as a liability on our Condensed Consolidated Balance Sheet. The decline in fair value of $22 million related to these forward contracts, net of tax, was recorded as a component of other comprehensive income for the 26-week period ended July 31, 2010.

We settled certain foreign currency forward contracts during the second quarter of 2010 and received a net amount of $25 million relative to these contract settlements. As hedge accounting was applied to such contracts, an offsetting amount was recorded as a component of other comprehensive income.

Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had $2 million of cash collateral posted under these contracts as of July 31, 2010. We had an asset related to these contracts of $15 million recorded as of January 30, 2010. We had no such foreign currency forward contracts outstanding as of August 1, 2009.

Counterparty Credit Risk

We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better as of July 31, 2010.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Cash and cash equivalents, accounts receivable, merchandise payables, short-term borrowings and accrued liabilities are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. Sears Canada invests its cash in short-term treasury bills and bank term deposits, which are marked to fair value at the end of each quarter. The fair value of our debt is disclosed in Note 2 to the Condensed Consolidated Financial Statements. The following table provides the fair value measurement amounts for other financial assets and liabilities recorded on our Condensed Consolidated Balance Sheets at fair value as of July 31, 2010, August 1, 2009 and January 30, 2010:

millions	Total Fair Value Amounts at July 31, 2010	Level 1	Level 2	Level 3
Cash equivalents(1)	$691	$691	$—	$—
Restricted cash(2)	6	6	—	—
Foreign currency derivative assets(3)	4	—	4	—
Foreign currency derivative liabilities(4)	(7)	—	(7)	—

Total	$694	$697	$(3)	$—

millions	Total Fair Value Amounts at August 1, 2009	Level 1	Level 2	Level 3
Cash equivalents(1)	$721	$721	$—	$—
Restricted cash(2)	103	103	—	—
Short-term investments(3)	16	—	16	—
Foreign currency derivative assets(3)	25	—	25	—

Total	$865	$824	$41	$—

millions	Total Fair Value Amounts at January 30, 2010	Level 1	Level 2	Level 3
Cash equivalents(1)	$1,291	$1,291	$—	$—
Restricted cash(2)	11	11	—	—
Foreign currency derivative assets(3)	24	—	24	—

Total	$1,326	$1,302	$24	$—

(1)	Included within Cash and cash equivalents in our Condensed Consolidated Balance Sheets.
(2)	Included within Restricted cash in our Condensed Consolidated Balance Sheets.
(3)	Included within Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
(4)	Included within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets.

Short-term investments are typically valued at the closing price in the principal active market as of the last business day of the quarter. Short-term investments at August 1, 2009 included $16 million on deposit with The Reserve Primary Fund, a money market fund that temporarily restricted withdrawals while it liquidated its holdings to generate cash to distribute. The fair value of this investment was determined by using estimates based on the values of similar assets and information obtained from The Reserve Primary Fund.

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

NOTE 5 – SEARS CANADA

Acquisition of Noncontrolling Interest

During the first quarter of fiscal 2010, we increased our controlling interest in Sears Canada to 90%, from 73%, by acquiring approximately 19 million additional common shares. We paid a total of $560 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards applicable to noncontrolling interests. Accordingly, we reclassified an accumulated other comprehensive loss from noncontrolling interest to controlling interest in the Condensed Consolidated Statement of Equity at July 31, 2010.

During the first quarter of fiscal 2009, we acquired approximately 0.5 million of Sears Canada’s common shares in open market transactions. We paid a total of $7 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards on noncontrolling interests.

Dividends

On May 18, 2010, Sears Canada announced that its Board of Directors declared a cash dividend of $3.50 Canadian per common share, or approximately $377 million Canadian, which was paid on June 4, 2010 to shareholders of record at the close of business on May 31, 2010. Accordingly, Holdings received dividends of $318 million and minority shareholders in Sears Canada received dividends of $34 million during the second quarter of fiscal 2010.

NOTE 6 – STORE CLOSINGS

In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which the Company no longer intends to receive any economic benefit are accrued for when the Company ceases to use the leased space. During the second quarter of fiscal 2010, we closed 7 stores we previously announced would close and recorded a charge of $6 million for the related lease obligations. During the second quarter of 2009, we closed 24 stores we previously announced would close during the fourth quarter of fiscal 2008, as well as other small support locations throughout the U.S. We recorded a charge of $28 million for future rent payments in the second quarter of 2009 when we vacated the retail space at these locations.

We made the decision to close 28 underperforming stores during the second quarter of fiscal 2009. These closings included 22 stores in our Kmart segment and 6 stores in our Sears segment. We recorded charges related to these store closings of $33 million in the second quarter of 2009. The charges included $17 million of inventory markdowns recorded in cost of sales and $16 million recorded in selling and administrative expenses for store closing and severance costs. We did not make a decision to close any stores during the second quarter of 2010.

Total store closing charges recorded during the first half of fiscal 2010 were $9 million, of which $2 million was recorded in cost of sales for inventory markdowns and $7 million was recorded in selling and administrative

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

expenses for store closing, severance and lease costs. Total store closing charges recorded during the first half of fiscal 2009 were $78 million, of which $17 million was recorded in cost of sales for inventory markdowns and $61 million was recorded in selling and administrative expenses for store closing, severance and lease costs.

NOTE 7 – EQUITY

Share Repurchase Program

During the 13- and 26- week periods ended July 31, 2010, we repurchased common shares at a total cost of $272 million and $273 million, respectively, under our share repurchase program. Our repurchases for the 13- and 26- week periods ended July 31, 2010 were made at average prices of $75.57 and $75.61 per share, respectively. During the first half of fiscal 2010, we repurchased a total of 3.6 million shares. As of July 31, 2010, we had remaining authorization to repurchase $309 million of common shares under the share repurchase program. The share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods. Timing will be dependent on prevailing market conditions, alternative uses of capital and other factors.

Accumulated Other Comprehensive Loss

The following table displays the components of accumulated other comprehensive loss:

millions	July 31, 2010	August 1, 2009	January 30, 2010
Pension and postretirement adjustments (net of tax of $(468), $(312) and $(451), respectively)	$(713)	$(470)	$(686)
Cumulative unrealized derivative gain (net of tax of $(2), $— and $6, respectively)	(3)	—	9
Currency translation adjustments (net of tax of $(20), $(31) and $(29), respectively)	(27)	(47)	(44)

Accumulated other comprehensive loss	$(743)	$(517)	$(721)

Pension and postretirement adjustments relate to the net actuarial gain or loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive income. Accumulated other comprehensive loss attributable to noncontrolling interests at July 31, 2010, August 1, 2009 and January 30, 2010 was $43 million, $56 million and $132 million, respectively.

Additional Treasury Shares related to Kmart Bankruptcy Resolution

On May 6, 2003, Kmart Corporation (the “Predecessor Company”), a predecessor operating company of Kmart, emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws pursuant to the terms of a plan of reorganization (the “Plan of Reorganization”). The Predecessor Company is an indirect, wholly owned subsidiary of Kmart and an indirect, wholly owned subsidiary of Holdings. As part of the Plan of Reorganization, 31.9 million shares of the Kmart common stock were issued to satisfy the pre-petition claims of unsecured Class 5 creditors. During the second quarter of 2010, we received and recorded as treasury stock 628,513 of these shares which were returned as unclaimed.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 8 – BENEFIT PLANS

Pension and Post-retirement Benefit Plans

We provide benefits to certain associates who are eligible under various defined benefit pension plans, contributory defined benefit pension plans and other post-retirement plans, primarily retiree medical benefits. The following table summarizes the components of total net periodic benefit expense for our retirement plans, which is determined in part by using the fair value of plan assets as the market related value of plan assets:

	13 Weeks Ended		26 Weeks Ended
millions	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Components of net periodic expense:
Benefits earned during the period	$3	$4	$6	$8
Interest costs	107	105	208	209
Expected return on plan assets	(92)	(72)	(180)	(143)
Amortization of experience gains/losses	23	16	42	31

Net periodic expense	$41	$53	$76	$105

Contributions

During the 13- and 26- week periods ended July 31, 2010, we made total contributions of $61 million and $122 million, respectively, to our pension and post-retirement plans. During the 13- and 26- week periods ended August 1, 2009, we made total contributions of $44 million and $96 million, respectively, to our pension and post-retirement plans. We anticipate making aggregate contributions to our domestic and Canadian defined benefit plans of approximately $187 million over the remainder of fiscal 2010.

NOTE 9 – INCOME TAXES

At July 31, 2010, we had gross unrecognized tax benefits of $307 million. Of this amount, $115 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13- and 26- week periods ended July 31, 2010, gross unrecognized tax benefits were reduced by $3 million. We expect that our unrecognized tax benefits could decrease up to $137 million over the next 12 months for federal and state settlements and for federal and state tax positions related to prior business dispositions due to both the expiration of the statute of limitations for certain jurisdictions, as well as expected related settlements.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At July 31, 2010, the total amount of interest and penalties recognized on our Condensed Consolidated Balance Sheets was $79 million ($51 million net of federal benefit). The total amount of net interest expense recognized in our Condensed Consolidated Statements of Operations for the 13- and 26-week periods ended July 31, 2010 was $2 million (net of federal tax benefit) and $5 million (net of federal tax benefit), respectively.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

At July 31, 2010, we had Federal net operating loss (“NOL”) carryforwards from the Predecessor Company of approximately $269 million generating deferred tax assets of approximately $94 million. Such NOL carryforwards are no longer subject to an annual section 382 limitation. The federal NOL carryforwards will expire in 2021, 2022, 2023, and 2028. We also have credit carryforwards of $156 million, which will expire between 2015 and 2029.

At the end of fiscal 2009, we had a state NOL deferred tax asset of $212 million and a valuation allowance of $131 million. In the first half of fiscal 2010, there were no adjustments to the state NOL deferred tax asset and valuation allowance. The state NOLs will predominantly expire between 2017 and 2029.

NOTE 10 – SUMMARY OF SEGMENT DATA

We have three reportable segments: Kmart, Sears Domestic and Sears Canada. These reportable segment classifications are based on our business formats, which are utilized by our chief operating decision maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States and Canada. We evaluate segment financial performance based on operating income, as presented in the Condensed Consolidated Statements of Operations.

	For the 13 Weeks Ended
	July 31, 2010
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$3,630	$5,674	$1,154	$10,458

Costs and expenses
Cost of sales, buying and occupancy	2,746	4,084	805	7,635
Selling and administrative	830	1,503	273	2,606
Depreciation and amortization	36	160	25	221
Gain on sales of assets	(1)	(8)	—	(9)

Total costs and expenses	3,611	5,739	1,103	10,453

Operating income (loss)	$19	$(65)	$51	$5

Total assets	$6,026	$15,667	$3,140	$24,833

Capital expenditures	$18	$46	$9	$73

	For the 13 Weeks Ended
	August 1, 2009
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$3,756	$5,701	$1,094	$10,551

Costs and expenses
Cost of sales, buying and occupancy	2,927	4,082	747	7,756
Selling and administrative	845	1,532	253	2,630
Depreciation and amortization	36	167	25	228
Gain on sales of assets	(1)	(3)	(1)	(5)

Total costs and expenses	3,807	5,778	1,024	10,609

Operating income (loss)	$(51)	$(77)	$70	$(58)

Total assets	$6,135	$16,143	$3,482	$25,760

Capital expenditures	$12	$21	$13	$46

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	For the 26 Weeks Ended
	July 31, 2010
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$7,213	$11,109	$2,182	$20,504

Costs and expenses
Cost of sales, buying and occupancy	5,457	7,873	1,521	14,851
Selling and administrative	1,612	3,011	538	5,161
Depreciation and amortization	72	320	50	442
Gain on sales of assets	(6)	(47)	—	(53)

Total costs and expenses	7,135	11,157	2,109	20,401

Operating income (loss)	$78	$(48)	$73	$103

Total assets	$6,026	$15,667	$3,140	$24,833

Capital expenditures	$63	$85	$20	$168

	For the 26 Weeks Ended
	August 1, 2009
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$7,349	$11,273	$1,984	$20,606

Costs and expenses
Cost of sales, buying and occupancy	5,662	7,907	1,369	14,938
Selling and administrative	1,659	3,060	484	5,203
Depreciation and amortization	72	333	49	454
Gain on sales of assets	(10)	(4)	(45)	(59)

Total costs and expenses	7,383	11,296	1,857	20,536

Operating income (loss)	$(34)	$(23)	$127	$70

Total assets	$6,135	$16,143	$3,482	$25,760

Capital expenditures	$39	$56	$27	$122

NOTE 11 – SUPPLEMENTAL FINANCIAL INFORMATION

Other long-term liabilities as of July 31, 2010, August 1, 2009 and January 30, 2010 consisted of the following:

millions	July 31, 2010	August 1, 2009	January 30, 2010
Unearned revenues	$811	$856	$829
Self-insurance reserves	812	850	801
Other	963	1,177	988

Total	$2,586	$2,883	$2,618

NOTE 12 – LEGAL PROCEEDINGS

Maurice Levie, individually and on behalf of all others similarly situated v. Sears, Roebuck & Co., et al. – Following the announcement of the Merger on November 17, 2004, a lawsuit was filed in the United States

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

District Court for the Northern District of Illinois relating to the transaction. This suit asserts claims under the federal securities laws on behalf of a class of former Sears’ stockholders against Sears, Alan J. Lacy, Edward S. Lampert and ESL Partners, L.P. for allegedly failing to make timely disclosure of merger discussions during the period September 9 through November 16, 2004, and seeks damages. On July 17, 2007, the Court granted in part and denied in part plaintiffs’ motion for class certification, certifying a class of Sears’ stockholders who sold shares of Sears’ stock between September 9, 2004 and November 16, 2004, excluding short sellers who covered their positions during the class period. On December 18, 2009, the Court entered an order granting defendants’ motions for summary judgment. Plaintiffs filed a Notice of Appeal on January 15, 2010. In their opening appellate brief, plaintiffs withdrew their appeal from the portion of the Court’s Order granting summary judgment to Sears and Mr. Lacy and the Appellate Court subsequently dismissed the appeal as to Sears and Mr. Lacy. Plaintiffs then entered into an agreement with ESL Partners and Mr. Lampert to settle their remaining appeal. Plaintiffs, ESL Partners and Mr. Lampert will seek approval of the settlement from the Court. The proposed settlement does not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Robert F. Booth Trust, derivatively v. William C. Crowley, et al. – In August 2009, a shareholder derivative lawsuit was filed in United States District Court for the Northern District of Illinois against current and former directors William C. Crowley, Edward S. Lampert, Steven T. Mnuchin, Richard C. Perry, Ann N. Reese, Kevin B. Rollins, Emily Scott and Thomas Tisch, and nominally Sears Holdings Corporation. Plaintiff alleged that by nominating for re-election to the Sears Holdings Corporation board Mr. Crowley and Ms. Reese while they were also members of the boards of AutoNation, Inc. (Crowley), AutoZone, Inc. (Crowley), and Jones Apparel Group, Inc. (Reese), defendants violated Section 8 of the Clayton Act prohibiting “interlocking directorships” and breached their fiduciary duty to the Company. Plaintiff sought injunctive relief and recovery of its costs, including reasonable attorney fees. The parties have settled the matter and the Court has preliminarily approved the settlement. Administration of the settlement is ongoing. In agreeing to the settlement, defendants did not admit any wrongdoing and denied committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. The settlement does not have a material adverse effect on our annual results of operations, financial position, liquidity or capital resources.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

Disclosures about Fair Value Measurements

In January 2010, the FASB issued an accounting standards update to improve disclosures about fair value measurements. The update amends existing accounting rules regarding fair value measurements and disclosures to add new requirements for disclosures related to transfers into and out of investment Levels 1 and 2, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 investment measurements. It also clarifies existing fair value disclosures about the level of disaggregation, as well as inputs and valuation techniques used to measure fair value. The update is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. As this update only relates to financial statement disclosures, it did not have an impact on our results of operations, cash flows or financial position. See Note 4 for further discussion regarding our fair value measurements of financial assets and liabilities.

NOTE 14 – RELATED PARTY DISCLOSURE

Our Board of Directors has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and Finance Committee and is the Chairman and Chief Executive Officer of ESL. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf. ESL beneficially owned 59% of our outstanding common stock as of July 31, 2010.

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

Holdings, through its subsidiaries, engages in commercial transactions with AutoZone, Inc. (“AutoZone”) in the ordinary course of business. In the first half of fiscal 2010, we paid AutoZone approximately $13 million for automotive parts, accessories and other services. ESL and its affiliates, including Mr. Lampert, collectively own approximately 36% of the outstanding common stock of AutoZone (based on information disclosed in the Schedule 13D filed with the SEC by ESL on July 26, 2010), and William C. Crowley, currently our Executive

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Vice President and Chief Administrative Officer, serves as a director of AutoZone. As previously reported, Mr. Crowley intends to resign as an officer of the Company pursuant to the preliminarily approved settlement in the consolidated shareholder derivative lawsuits proceeding under the caption Robert F. Booth Trust v. William C. Crowley. See Note 12 for additional information concerning this matter.

In fiscal 2009, the Audit Committee reviewed and pre-approved sales of commercial paper issued by Sears Roebuck Acceptance Corp. (an indirect wholly owned subsidiary of Sears Holdings) to ESL, including Edward S. Lampert, from time to time, subject to certain conditions. As of July 31, 2010, ESL and its affiliates held $250 million in principal amount of 30-day unsecured commercial paper issued by Sears Roebuck Acceptance Corp. under its commercial paper program, which includes $118 million held by Edward S. Lampert. The commercial paper held by ESL and its affiliates bears interest at a rate of 1.9% per annum, and the commercial paper purchases were made in the ordinary course of business on substantially the same terms, including the interest rate, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.

Holdings employs certain employees of ESL. Mr. Crowley serves as President and Chief Operating Officer of ESL and our Senior Vice President of Real Estate is also employed by ESL.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 30, 2010.

OVERVIEW OF HOLDINGS

Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are a broadline retailer with 2,206 full-line and 1,335 specialty retail stores in the United States, operating through Kmart and Sears, and 438 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 90%-owned subsidiary. We conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended January 30, 2010.

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
REVENUES
Merchandise sales and services	$10,458	$10,551	$20,504	$20,606

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,635	7,756	14,851	14,938
Gross margin dollars	2,823	2,795	5,653	5,668
Gross margin rate	27.0%	26.5%	27.6%	27.5%
Selling and administrative	2,606	2,630	5,161	5,203
Selling and administrative expense as a percentage of total revenues	24.9%	24.9%	25.2%	25.2%
Depreciation and amortization	221	228	442	454
Gain on sales of assets	(9)	(5)	(53)	(59)

Total costs and expenses	10,453	10,609	20,401	20,536

Operating income (loss)	5	(58)	103	70
Interest expense	(69)	(63)	(136)	(122)
Interest and investment income	6	14	21	19
Other income (loss)	5	(31)	(9)	(47)

Loss before income taxes	(53)	(138)	(21)	(80)
Income tax benefit	19	52	4	28

Net loss	(34)	(86)	(17)	(52)
Income attributable to noncontrolling interests	(5)	(8)	(6)	(16)

NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(39)	$(94)	$(23)	$(68)

LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Diluted loss per share	$(0.35)	$(0.79)	$(0.20)	$(0.57)
Diluted weighted average common shares outstanding	112.6	119.1	113.6	120.0

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.

Net Loss Attributable to Holdings’ Shareholders and Loss per Share Summary

We recorded a net loss attributable to Holdings’ shareholders for the second quarter of $39 million, or $0. 35 loss per diluted share, in 2010 and $94 million, or $0.79 loss per diluted share, in 2009. We recorded a net loss attributable to Holdings’ shareholders for the first half of $23 million, or $0.20 loss per diluted share, in 2010 and $68 million, or $0.57 loss per diluted share, in 2009.

In addition to our net loss determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. We believe GAAP measures “As Adjusted” serve as appropriate measures to be used in evaluating the performance of our business and we adjust incentive compensation metrics for our executive management team for these same items. Furthermore, we believe our use of GAAP measures “As Adjusted,” including Diluted Loss per Share “As Adjusted,” provides an appropriate measure to use in assessing our performance across periods, given that this measure provides an adjustment for certain significant items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings we report for a given period. Accordingly, we consider the aggregate impact of these items, along with reported results, in reviewing and evaluating our financial performance. However, we do not, and do not recommend that you solely use GAAP measures “As Adjusted” to assess our financial performance or to formulate investment decisions, as the measures may exclude a number of important cash and non-cash recurring items. The following tables set forth results of operations on a GAAP and “As Adjusted” basis, as well as the impact each significant item had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the second quarter and first half of fiscal 2010 and fiscal 2009.

	13 Weeks Ended July 31, 2010
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to- Market Losses	As Adjusted
Selling and administrative impact	$2,606	$(31)	$(6)	$—	$2,569
Operating income impact	5	31	6	—	42
Other income impact	5	—	—	(8)	(3)
Income tax benefit impact	19	(12)	(2)	2	7
Noncontrolling interest impact	(5)	—	—	1	(4)
After tax and noncontrolling interest impact	(39)	19	4	(5)	(21)
Diluted loss per share impact	$(0.35)	$0.17	$0.04	$(0.05)	$(0.19)

	13 Weeks Ended August 1, 2009
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to- Market Losses	As Adjusted
Cost of sales, buying and occupancy impact	$7,756	$—	$(17)	$—	$7,739
Selling and administrative impact	2,630	(42)	(44)	—	2,544
Operating (loss) impact	(58)	42	61	—	45
Other loss impact	(31)	—	—	22	(9)
Income tax benefit impact	52	(16)	(23)	(6)	7
Noncontrolling interest impact	(8)	—	—	(6)	(14)
After tax and noncontrolling interest impact	(94)	26	38	10	(20)
Diluted loss per share impact	$(0.79)	$0.22	$0.32	$0.08	$(0.17)

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

	26 Weeks Ended July 31, 2010
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to- Market Losses	Gain on Sales of Real Estate	As Adjusted
Cost of sales, buying and occupancy impact	$14,851	$—	$(2)	$—	$—	$14,849
Selling and administrative impact	5,161	(57)	(7)	—	—	5,097
Gain on sales of assets impact	(53)	—	—	—	35	(18)
Operating income impact	103	57	9	—	(35)	134
Other loss impact	(9)	—	—	2	—	(7)
Income tax benefit impact	4	(21)	(3)	(1)	13	(8)
Noncontrolling interest impact	(6)	—	—	—	—	(6)
After tax and noncontrolling interest impact	(23)	36	6	1	(22)	(2)
Diluted loss per share impact	$(0.20)	$0.32	$0.06	$0.01	$(0.20)	$(0.01)

	26 Weeks Ended August 1, 2009
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to- Market Losses	Gain on Sales of Real Estate	As Adjusted
Cost of sales, buying and occupancy impact	$14,938	$—	$(17)	$—	$—	$14,921
Selling and administrative impact	5,203	(84)	(61)	—	—	5,058
Gain on sales of assets impact	(59)	—	—	—	44	(15)
Operating income impact	70	84	78	—	(44)	188
Other loss impact	(47)	—	—	36	—	(11)
Income tax benefit impact	28	(29)	(26)	(9)	11	(25)
Noncontrolling interest impact	(16)	—	(2)	(10)	12	(16)
After tax and noncontrolling interest impact	(68)	55	50	17	(21)	33
Diluted loss per share impact	$(0.57)	$0.46	$0.41	$0.14	$(0.17)	$0.27

As we previously reported, the Company has a legacy pension obligation for past service performed by Kmart and Sears, Roebuck and Co. associates. The annual pension expense included in our financial statements related to these legacy domestic pension plans was relatively minimal in past years. However, due to the severe decline in the capital markets that occurred in the latter part of 2008, our annual domestic pension expense increased to $170 million in 2009 and is expected to be approximately $120 million in fiscal 2010.

13-week period ended July 31, 2010 compared to the 13-week period ended August 1, 2009

Total Revenues and Comparable Store Sales

Total revenues decreased $93 million to $10.5 billion for the quarter ended July 31, 2010, as compared to total revenues of $10.6 billion for the quarter ended August 1, 2009. The decline in total revenue for the quarter was primarily a result of a 2.2% decrease in domestic comparable store sales and the effect of having fewer Kmart and Sears Full-line stores in operation, partially offset by an increase of $96 million due to changes in the Canadian foreign exchange rate.

The domestic comparable store sales decrease included declines of 1.4% at Kmart and 2.8% at Sears Domestic. Kmart’s quarterly decrease in comparable store sales was primarily driven by the food and consumables

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

category, partially offset by increases in apparel, including footwear, and toys. Decreases in sales for the quarter at Sears Domestic were primarily driven by the power lawn and garden, tools, and consumer electronics categories. Sears Domestic’s home appliance category registered a low single digit comparable store sales increase for the quarter due to increases in sales of refrigeration and seasonal air movement products.

Gross Margin

For the quarter, we generated gross margin of $2.8 billion, which is $28 million more than last year. Gross margin dollars this year include an increase of $31 million related to the impact of foreign currency exchange rates on gross margin at Sears Canada and last year included a $17 million charge for markdowns recorded in connection with store closings. Gross margin remained relatively flat with last year, primarily due to an increase in gross margin rate at Kmart, which offset the slight decline in sales. Kmart’s gross margin rate increased 230 basis points mainly due to reduced markdowns on apparel. The increase in Kmart’s gross margin rate was partially offset by a decrease in gross margin rate of 40 basis points at Sears Domestic, primarily due to reduced margins in home services, and 150 basis points at Sears Canada.

Selling and Administrative Expenses

For the quarter, our selling and administrative expenses decreased $24 million as compared to the second quarter in fiscal 2009. Selling and administrative expenses in 2010 include an increase of $22 million related to the impact of foreign currency exchange rates at Sears Canada, as well as domestic pension plan expense of $31 million and store closing costs and severance of $6 million. Selling and administrative expenses for the second quarter of 2009 were impacted by domestic pension plan expense of $42 million and store closing costs and severance of $44 million. Selling and administrative expenses declined mainly as the result of the decline in store closing and pension expenses and a $14 million reduction in insurance expense, partially offset by incremental expenses of $43 million related to our continued investment in our multi-channel capabilities and launch of our Shop Your Way Rewards program.

Our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) remained flat at 24.9% for the second quarter of fiscal 2010 as compared to 2009.

Operating Income / Loss

We reported operating income for the quarter of $5 million in fiscal 2010 and an operating loss of $58 million in fiscal 2009. The increase in our operating income was primarily the result of the reduction in expense items noted above. Holdings’ operating income for the second quarter of 2010 includes above-noted expenses of $37 million related to domestic pension plans and store closings and severance. Our operating loss for the second quarter of 2009 included above-noted expenses of $103 million related to domestic pension plans and store closing costs and severance.

Interest and Investment Income

For the quarter, we earned $6 million in interest and investment income in fiscal 2010 and $14 million in fiscal 2009. The decrease in interest and investment income in the second quarter of fiscal 2010 is related to a pre-tax dividend of $5 million received in connection with our investment in Sears Mexico during the second quarter of fiscal 2009. We received such a dividend from Sears Mexico during the first quarter of 2010.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

Other Loss

Other loss is primarily comprised of mark-to-market and settlement losses on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net mark-to-market and settlement gains of $5 million were recorded on these transactions in the second quarter of fiscal 2010. Total net mark-to-market and settlement losses of $33 million were recorded on these transactions in the second quarter of fiscal 2009.

26-week period ended July 31, 2010 compared to the 26-week period ended August 1, 2009

Total Revenues and Comparable Store Sales

For the first half of fiscal 2010, total revenues decreased $102 million, or 0.5%, to $20.5 billion, as compared to the first half of fiscal 2009. The decline in total revenue for the first half was primarily a result of the effect of having fewer Kmart and Sears Full-line stores in operation, as well as a 0.4% decrease in domestic comparable store sales, partially offset by an increase of $290 million due to changes in the Canadian foreign exchange rate.

The domestic comparable store sales decrease includes a decrease at Sears Domestic of 0.8%, partially offset by an increase at Kmart of 0.1%. Decreases in sales for the first half of 2010 at Sears Domestic were primarily driven by decreases across most major categories, partially offset by an increase in the home appliance category. The Kmart increase in comparable store sales was primarily driven by increases in apparel, including jewelry and footwear, as well as the home and toys categories, partially offset by a decline in the food and consumables category.

Gross Margin

For the first half of the year, we generated gross margin of $5.7 billion in fiscal 2010 and 2009. Current year gross margin dollars include an increase of $90 million related to the impact of foreign currency exchange rates on gross margin at Sears Canada and charges of $2 million for markdowns recorded in connection with store closings announced during the first half of fiscal 2010. Gross margin for 2009 included a $17 million charge for markdowns recorded in connection with store closings. Gross margin remained relatively flat with last year, primarily due to an increase in gross margin rate at Kmart, which offset our decline in sales. Kmart’s gross margin rate increased 130 basis points mainly due to reduced markdowns on apparel. The increase in Kmart’s gross margin rate was partially offset by a decrease in gross margin rate of 80 basis points at Sears Domestic, due primarily to reduced margins in home services, and 70 basis points at Sears Canada.

Selling and Administrative Expenses

For the first half of fiscal 2010, our selling and administrative expenses decreased $42 million as compared to the first half in fiscal 2009. Selling and administrative expenses for 2010 include an increase of $71 million related to the impact of foreign currency exchange rates at Sears Canada, as well as domestic pension plan expense of $57 million and store closing costs and severance of $7 million. Selling and administrative expenses for 2009 were impacted by domestic pension plan expense of $84 million and store closing costs and severance of $61 million. Selling and administrative expenses declined mainly as the result of the decline in store closing and pension expenses, as well as a $25 million reduction in insurance expense and a $20 million reduction in payroll and benefits expense. These reductions were partially offset by incremental expenses of $79 million related to our continued investment in our multi-channel capabilities and launch of our Shop Your Way Rewards program.

Our selling and administrative expense rate remained flat at 25.2% for the first half of fiscal 2010 as compared to the first half of fiscal 2009.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

Gains on Sales of Assets

We recorded total gains on sales of assets for the first half of $53 million in fiscal 2010 and $59 million in fiscal 2009. Gains on sales of assets for the first half in each of fiscal 2010 and 2009 were impacted by the recognition of previously deferred gains on sales of assets.

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

Operating Income / Loss

For the first half of fiscal 2010, we reported operating income of $103 million, as compared to $70 million for the first half of fiscal 2009. The increase in our operating income was primarily the result of a decrease in selling and administrative expenses, partially offset by a decline in gross margin dollars. Holdings’ operating income for the first half of 2010 includes above-noted expenses of $66 million related to domestic pension plans and store closing costs and severance, as well as a gain on sale of assets of $35 million. Our operating income for the first half of 2009 included above-noted expenses of $162 million related to domestic pension plans and store closing costs and severance, as well as a gain on sale of assets at Sears Canada of $44 million.

Other Loss

Other loss is primarily comprised of mark-to-market and settlement losses on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net mark-to-market and settlement losses of $9 million were recorded on these transactions in the first half of fiscal 2010. Total net mark-to-market and settlement losses of $51 million were recorded on these transactions in the first half of fiscal 2009.

SEGMENT OPERATIONS

The following discussion of our business segment results is organized into three reportable segments: Kmart, Sears Domestic and Sears Canada.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

Kmart

Kmart results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Merchandise sales and services	$3,630	$3,756	$7,213	$7,349

Cost of sales, buying and occupancy	2,746	2,927	5,457	5,662
Gross margin dollars	884	829	1,756	1,687
Gross margin rate	24.4%	22.1%	24.3%	23.0%
Selling and administrative	830	845	1,612	1,659
Selling and administrative expense as a percentage of total revenues	22.9%	22.5%	22.3%	22.6%
Depreciation and amortization	36	36	72	72
Gain on sales of assets	(1)	(1)	(6)	(10)

Total costs and expenses	3,611	3,807	7,135	7,383

Operating income (loss)	$19	$(51)	$78	$(34)

Number of stores			1,309	1,352

13-week period ended July 31, 2010 compared to the 13-week period ended August 1, 2009

Total Revenues and Comparable Store Sales

For the quarter, Kmart’s total sales decreased by $126 million, while comparable store sales decreased 1.4%. The decline in revenue is mainly due to the impact of Kmart having fewer stores in operation during the second quarter of fiscal 2010. The 1.4% decrease in comparable store sales was primarily driven by the food and consumables category, partially offset by increases in apparel, including footwear, and toys.

Gross Margin

For the quarter, Kmart generated $884 million in gross margin in fiscal 2010 and $829 million in fiscal 2009. Gross margin for 2009 included a $14 million charge for markdowns recorded in connection with store closings. The increase in Kmart’s gross margin is primarily due to an increase in its gross margin rate of 230 basis points. Kmart’s gross margin rate for the quarter was 24.4% in fiscal 2010 and 22.1% in fiscal 2009 and increased primarily as a result of reduced markdowns on apparel.

Selling and Administrative Expenses

For the quarter, Kmart’s selling and administrative expenses decreased $15 million as compared to the second quarter in fiscal 2009. Selling and administrative expenses include store closing costs and severance of $3 million in 2010 and $16 million in 2009. The decline in selling and administrative expenses primarily reflects a reduction in store closing expenses, as well as a decline in payroll and benefits expense of $8 million, partially offset by incremental expenses of $7 million related to our continued investment in our multi-channel capabilities and launch of the Shop Your Way Rewards program.

Kmart’s selling and administrative expense rate for the quarter was 22.9% in fiscal 2010 and 22.5% in fiscal 2009, and increased in 2010 primarily as a result of Kmart’s decline in revenues.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

Operating Income / Loss

For the quarter, Kmart recorded operating income of $19 million in 2010, as compared to an operating loss of $51 million in fiscal 2009. The increase in Kmart’s operating income was primarily the result of increased gross margin dollars, driven by an increase in gross margin rate, as well as a decrease in selling and administrative expenses. Kmart’s operating income for the second quarter of 2010 includes expenses of $3 million related to store closing costs and severance. Kmart’s operating income for the second quarter of 2009 included expenses of $30 million related to store closing costs and severance.

26-week period ended July 31, 2010 compared to the 26-week period ended August 1, 2009

Total Revenues and Comparable Store Sales

For the first half of fiscal 2010, Kmart’s total sales decreased by $136 million, while comparable store sales increased 0.1%. The decline in revenue is mainly due to the impact of Kmart having fewer stores in operation during the first half of fiscal 2010. The 0.1% increase in comparable store sales partially offset the impact of having fewer stores in operation and was driven primarily by increases in apparel, including jewelry and footwear, as well as the home and toys categories, partially offset by a decline in the food and consumables category.

Gross Margin

For the first half of the year, Kmart generated $1.8 million in gross margin in fiscal 2010 and $1.7 billion in fiscal 2009. Kmart’s gross margin includes charges of $1 million for markdowns recorded in connection with store closings announced during the first half of 2010. Gross margin for 2009 includes a $14 million charge for markdowns recorded in connection with store closings. The increase in Kmart’s gross margin is primarily due to an increase in its gross margin rate of 130 basis points. Kmart’s gross margin rate for the first half of the year was 24.3% in fiscal 2010 and 23.0% in fiscal 2009 and increased primarily as a result of reduced markdowns on apparel.

Selling and Administrative Expenses

For the first half of the year, Kmart’s selling and administrative expenses decreased $47 million as compared to the first half in fiscal 2009. Selling and administrative expenses were impacted by store closing costs and severance of $3 million in 2010 and $20 million in 2009. The decline in selling and administrative expenses primarily reflects a reduction in payroll and benefits expense of $25 million, as well as the decline in store closing expenses, partially offset by incremental expenses of $10 million related to our continued investment in our multi-channel capabilities and launch of the Shop Your Way Rewards program.

Kmart’s selling and administrative expense rate for the first half of the year was 22.3% in fiscal 2010 and 22.6% in fiscal 2009, and decreased primarily as a result of the above noted expense reductions.

Operating Income / Loss

For the first half of fiscal 2010, Kmart recorded operating income of $78 million, as compared to an operating loss of $34 million for the first half of fiscal 2009. The increase in Kmart’s operating income was primarily the result of increased gross margin dollars, driven by an increase in gross margin rate, as well as a decrease in selling and administrative expenses. Kmart’s operating income for the half includes expenses related to store closing costs and severance of $4 million in 2010 and $34 million in 2009.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

Sears Domestic

Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Merchandise sales and services	$5,674	$5,701	$11,109	$11,273

Cost of sales, buying and occupancy	4,084	4,082	7,873	7,907
Gross margin dollars	1,590	1,619	3,236	3,366
Gross margin rate	28.0%	28.4%	29.1%	29.9%
Selling and administrative	1,503	1,532	3,011	3,060
Selling and administrative expense as a percentage of total revenues	26.5%	26.9%	27.1%	27.1%
Depreciation and amortization	160	167	320	333
Gain on sales of assets	(8)	(3)	(47)	(4)

Total costs and expenses	5,739	5,778	11,157	11,296

Operating loss	$(65)	$(77)	$(48)	$(23)

Number of :
Full-line Stores(1)			897	915
Specialty Stores			1,335	1,282

Total Domestic Sears Stores			2,232	2,197

(1)	The period ended July 31, 2010 includes 842 Full-line stores and 55 Sears Essentials/Grand stores;
The period ended August 1, 2009 includes 852 Full-line stores and 63 Sears Essentials/Grand stores

13-week period ended July 31, 2010 compared to the 13-week period ended August 1, 2009

Total Revenues and Comparable Store Sales

For the quarter, Sears Domestic’s total sales decreased by $27 million, while comparable store sales decreased 2.8%. The decline in revenue is mainly due to a decline in comparable store sales and the impact of having fewer Sears Full-line stores in operation, partially offset by an increase related to previously deferred revenue in the first quarter from undelivered sales. The 2.8% decrease in comparable store sales was driven by decreases in the power lawn and garden, tools, and consumer electronics categories, partially offset by a slight increase in the appliance category due to increases in sales of refrigeration and seasonal air movement products. As noted in the first quarter, the Company sold a significant amount of appliances at the end of April as a result of our participation in the Cash for Appliances Program. Since the appliances were not physically delivered until the second quarter, the revenue was deferred and recognized in the second quarter.

Gross Margin

For the quarter, Sears Domestic generated $1.6 billion in gross margin dollars in 2010 and 2009. The decrease of $29 million was mainly a result of a decline in Sears Domestic’s gross margin rate during the second quarter of 2010. Sears Domestic’s gross margin rate during the second quarter was 28.0% in 2010 and 28.4% in 2009. The decline of 40 basis points is primarily due to reduced margins in home services. Gross margin for fiscal 2009 included a $3 million charge for markdowns recorded in connection with store closings.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

Selling and Administrative Expenses

For the quarter, Sears Domestic’s selling and administrative expenses decreased $29 million. Selling and administrative expenses include domestic pension plan expense of $31 million in 2010 and $42 million in 2009 and store closing costs and severance of $3 million in 2010 and $28 million in 2009. The decrease in selling and administrative expenses is mainly due to the decline in store closing and pension expenses, as well as a $14 million reduction in insurance expense, partially offset by incremental expenses of $36 million related to our continued investment in our multi-channel capabilities and launch of the Shop Your Way Rewards program.

Sears Domestic’s selling and administrative expense rate for the quarter was 26.5% in fiscal 2010 and 26.9% in fiscal 2009, and decreased primarily due to the above noted expense reductions.

Operating Loss

For the quarter, Sears Domestic reported an operating loss of $65 million in fiscal 2010 and $77 million in fiscal 2009. Sears Domestic’s operating loss for the second quarter includes expenses related to domestic pension plans and store closing costs and severance of $34 million in 2010 and $73 million in 2009.

26-week period ended July 31, 2010 compared to the 26-week period ended August 1, 2009

Total Revenues and Comparable Store Sales

For the first half of the year, Sears Domestic’s total sales decreased by $164 million to $11.1 billion, while comparable store sales decreased 0.8%. The decline in revenue is mainly due to the decrease in comparable store sales, as well as the impact of having fewer Sears Full-line stores in operation. The 0.8% decrease in comparable store sales was driven by decreases across most major categories, partially offset by an increase in the home appliance category.

Gross Margin

For the first half of the year, Sears Domestic generated $3.2 billion in gross margin dollars in 2010 and $3.4 billion in 2009. The decrease of $130 million includes charges of $1 million taken to markdown inventory in connection with store closings and was mainly a result of a decline in Sears Domestic’s gross margin rate during the first half of 2010. Gross margin for the first half of fiscal 2009 includes a $3 million charge for markdowns recorded in connection with store closings. Sears Domestic’s gross margin rate during the first half of the year was 29.1% in 2010 and 29.9% in 2009. The decline of 80 basis points is primarily due to reduced margins in home services.

Selling and Administrative Expenses

For the first half of the year, Sears Domestic’s selling and administrative expenses decreased $49 million. Selling and administrative expenses include domestic pension plan expense of $57 million in 2010 and $84 million in 2009 and store closing costs and severance of $4 million in 2010 and $33 million in 2009. The decrease in selling and administrative expenses includes the decline in store closing and pension expenses, as well as a $25 million reduction in insurance expense, partially offset by incremental expenses of $69 million related to our continued investment in our multi-channel capabilities and launch of the Shop Your Way Rewards program.

Sears Domestic’s selling and administrative expense rate for the first half of the year remained flat at 27.1% in fiscal 2010 as compared to 2009.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

Gains on Sales of Assets

Sears Domestic recorded total gains on sales of assets for the first half of the year of $47 million in 2010 and $4 million in 2009. The increase in gains on sales of assets in fiscal 2010 is due to the recognition of a previously deferred gain from the October 2006 sale of one of our Sears Auto Centers. At the time of the sale, we leased back the property for a period of time. Given the terms of the contract, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. We closed our operations at this location during the first quarter of 2010 and, as a result, recognized a gain of $35 million on this sale at that time.

Operating Loss

For the first half of the year, Sears Domestic reported an operating loss of $48 million in fiscal 2010 and $23 million in fiscal 2009. The increase in Sears Domestic’s operating loss was primarily the result of a decline in sales and gross margin rate, partially offset by reductions in selling and administrative expenses and an increase in gains on sales of assets. Sears Domestic’s operating loss for the first half includes expenses related to domestic pension plans and store closing costs and severance of $62 million in 2010 and $120 million in 2009.

Sears Canada

Sears Canada, a consolidated, 90%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. Sears Canada results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Merchandise sales and services	$1,154	$1,094	$2,182	$1,984

Cost of sales, buying and occupancy	805	747	1,521	1,369
Gross margin dollars	349	347	661	615
Gross margin rate	30.2%	31.7%	30.3%	31.0%
Selling and administrative	273	253	538	484
Selling and administrative expense as a percentage of total revenues	23.7%	23.1%	24.7%	24.4%
Depreciation and amortization	25	25	50	49
Gain on sales of assets	—	(1)	—	(45)

Total costs and expenses	1,103	1,024	2,109	1,857

Operating income	$51	$70	$73	$127

Number of :
Full-line Stores			122	122
Specialty Stores			316	267

Total Sears Canada Stores			438	389

13-week period ended July 31, 2010 compared to the 13-week period ended August 1, 2009

Total Revenues

Sears Canada’s total revenues increased 5.5% for the second quarter of fiscal 2010, as compared to the same period last year. The increase in total revenues of $60 million includes a $96 million increase due to the impact of exchange rates during the quarter. On a Canadian dollar basis, revenues decreased by $36 million, reflecting

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

lower comparable store sales in the appliances and apparel categories, partially offset by an increase in the home category. We believe the decline in comparable store sales is mainly the result of a continued tightening in consumer discretionary spending resulting from falling consumer confidence levels, as well as increased cross-border shopping due to the effect of a strong Canadian dollar relative to the U.S. dollar.

Gross Margin

Total gross margin dollars for the second quarter increased $2 million in 2010 and includes a $31 million increase due to the impact of exchange rates during the quarter. Gross margin decreased $29 million on a Canadian dollar basis as a result of a decline in gross margin rate. For the quarter, Sears Canada’s gross margin rate decreased 150 basis points to 30.2%, from 31.7% in 2009, primarily as a result of an increase in clearance markdowns.

Selling and Administrative Expenses

For the second quarter of fiscal 2010, Sears Canada’s selling and administrative expenses increased $20 million, and include an increase of $22 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $2 million primarily due to a reduction in payroll and benefits expense, partially offset by an increase in advertising expenditures. Sears Canada’s selling and administrative expense rate for the quarter was 23.7% in 2010 and 23.1% in 2009, and increased primarily as a result of lower expense leverage given lower overall sales on a Canadian dollar basis.

Operating Income

Sears Canada’s operating income decreased $19 million in the second quarter of fiscal 2010. The decrease in operating income includes a $7 million benefit due to the impact of foreign currency exchange rates and primarily reflects the above noted declines, on a Canadian dollar basis, in sales and gross margin, partially offset by a decrease in selling and administrative expenses.

26-week period ended July 31, 2010 compared to the 26-week period ended August 1, 2009

Total Revenues

Sears Canada’s total revenues increased 10.0% for the first half of fiscal 2010, as compared to the same period last year. The increase in total revenues of $198 million includes a $290 million increase due to the impact of exchange rates during the first half of fiscal 2010. On a Canadian dollar basis, revenues decreased by $92 million, reflecting lower comparable stores sales in the appliances and apparel categories. We believe the decline in comparable store sales is mainly the result of a continued tightening in consumer discretionary spending resulting from falling consumer confidence levels, as well as increased cross-border shopping due to the effect of a strong Canadian dollar relative to the U.S. dollar.

Gross Margin

Total gross margin dollars for the first half of fiscal 2010 increased $46 million and include a $90 million increase due to the impact of exchange rates during this period. Gross margin decreased $44 million on a Canadian dollar basis as a result of a decline in gross margin rate. For the first half of fiscal 2010, Sears Canada’s gross margin rate decreased 70 basis points to 30.3%, from 31.0% in 2009, primarily as a result of an increase in clearance markdowns.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

Selling and Administrative Expenses

For the first half of fiscal 2010, Sears Canada’s selling and administrative expenses increased $54 million, and include an increase of $71 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $17 million primarily due to a reduction in payroll and benefits expense, partially offset by an increase in advertising expenditures. Selling and administrative expenses for the first half of 2009 included severance expense of $8 million. Sears Canada’s selling and administrative expense rate for the first half of the year was 24.7% in 2010 and 24.4% in 2009, and increased primarily as a result of lower expense leverage given lower overall sales on a Canadian dollar basis.

Gains on Sales of Assets

Sears Canada recorded total gains on sales of assets for the first half of fiscal 2009 of $45 million. Sears Canada did not record any gains on sales of assets in the first half of fiscal 2010. Sears Canada recorded gains on sales of assets in the first half of fiscal 2009 due to the recognition of a previously deferred gain from the sale of its headquarters office building, and adjacent land, in Toronto, Ontario in August 2007. Sears Canada leased back the property under a leaseback agreement through March 2009, at which time it finished its relocation of all head office operations to previously underutilized space in the Toronto Eaton Centre, Ontario. Given the terms of the leaseback, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. The resulting gain of $44 million was recognized when Sears Canada vacated this property in the first quarter of fiscal 2009.

Operating Income

Sears Canada’s operating income decreased $54 million in the first half of fiscal 2010. The decrease in operating income includes a $21 million increase due to the impact of foreign currency exchange rates and primarily reflects the above noted declines, on a Canadian dollar basis, in sales, gross margin and gains on sales of assets, partially offset by a decrease in selling and administrative expenses.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash Balances

Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of July 31, 2010, August 1, 2009 and January 30, 2010 are detailed in the following table.

millions	July 31, 2010	August 1, 2009	January 30, 2010
Domestic
Cash and equivalents	$305	$276	$221
Cash posted as collateral	10	12	9
Credit card deposits in transit	187	180	168

Total domestic cash and cash equivalents	502	468	398
Sears Canada	691	721	1,291

Total cash and cash equivalents	1,193	1,189	1,689
Restricted cash	6	103	11

Total cash balances	$1,199	$1,292	$1,700

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

We had total cash balances of $1.2 billion at July 31, 2010, $1.3 billion at August 1, 2009 and $1.7 billion at January 30, 2010. Primary uses of cash during the first half of fiscal 2010 include $560 million for the purchase of additional interest in Sears Canada, $273 million for share repurchases, repayments of long-term debt of $228 million, capital expenditures of $168 million, and contributions to our pension and post-retirement benefit plans of $122 million. These uses of cash were funded in part by an increase in short-term borrowings of $893 million.

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

Our August 1, 2009 cash balances exclude $16 million on deposit with The Reserve Primary Fund, a money market fund that temporarily restricted withdrawals while it liquidated its holdings to generate cash to distribute. As a result, we reclassified this amount from cash to the prepaid expenses and other current assets line within our Condensed Consolidated Balance Sheet at August 1, 2009.

We classify outstanding checks within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks were $91 million, $203 million and $116 million as of July 31, 2010, August 1, 2009 and January 30, 2010, respectively.

Operating Activities

During the first half of fiscal 2010, Holdings used $190 million of cash in its operations compared to $72 million used in first half of fiscal 2009. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used more cash in operations in the first half of fiscal 2010 than the first half last year mainly as a result of increased working capital requirements, partially offset by a reduction in our net loss.

Merchandise inventories were $9.4 billion at July 31, 2010 and August 1, 2009. Merchandise payables were $3.7 billion at July 31, 2010 and $3.4 billion as of August 1, 2009. Domestic inventories were $8.6 billion at July 31, 2010 and August 1, 2009. Inventory levels at Sears Canada increased $13 million as a result of changes in the Canadian foreign exchange rate. On a Canadian dollar basis, inventory at Sears Canada declined by $26 million.

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

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

Investing Activities

For the first half of fiscal 2010, we used $168 million of cash for capital expenditures compared to $122 million used during the first half of fiscal 2009. In the first half of 2009, we received $61 million of cash from investments, which reflects cash received from The Reserve Primary Fund of $22 million, as well as changes in restricted cash requirements at Sears Canada.

Financing Activities

During the 26-week period ended July 31, 2010, we repurchased 3.6 million of our common shares at a total cost of $273 million under our share repurchase program. As of July 31, 2010, we had $309 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods. During the 26-week period ended August 1, 2009, we repurchased 2.7 million of our common shares at a total cost of $134 million under our share repurchase program.

During the first quarter of fiscal 2010, we increased our controlling interest in Sears Canada to 90%, from 73%, by acquiring approximately 19 million common shares. We paid a total of $560 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards on noncontrolling interests.

During the first quarter of fiscal 2010, Sears Canada announced that its Board of Directors declared a cash dividend of $3.50 Canadian per common share, or approximately $377 million Canadian. The dividend was paid during the second quarter of 2010 to shareholders of record at the close of business on May 31, 2010. Accordingly, Sears Canada paid $34 million to minority shareholders during the second quarter of 2010 in connection with the dividend.

During the first half of fiscal 2010, we made repayments on long-term debt of $228 million. We borrowed $703 million under our Amended Credit Agreement during the first half of 2010 to meet seasonal working capital needs while, at the same time, continuing to invest in our businesses, repurchase our stock, make payments on our term debt and complete our acquisition of additional noncontrolling interest in Sears Canada. As a result, we had $822 million in secured line of credit borrowings outstanding under the Amended Credit Agreement at July 31, 2010. The entire $822 million in Amended Credit Agreement borrowings have been classified within short-term borrowings on our Condensed Consolidated Balance Sheet as of July 31, 2010, as we expect to repay the entire amount within the next twelve months.

Total short-term borrowings at July 31, 2010 of $1.2 billion were $203 million higher than our level of borrowings at August 1, 2009. While we increased our total amount of short-term borrowings in the second quarter of 2010, we also altered the mix of our funding to include more borrowings in the commercial paper market, increasing our borrowings from this source to $396 million. The increased level of funding from commercial paper reduced our total borrowing costs and contributed to lower usage of our revolving credit facility during the second quarter of 2010.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

Our outstanding borrowings as of July 31, 2010, August 1, 2009 and January 30, 2010 were as follows:

millions	July 31, 2010	August 1, 2009	January 30, 2010
Short-term borrowings:
Unsecured commercial paper	$396	$20	$206
Secured borrowings	822	995	119
Long-term debt, including current portion:
Notes and debentures outstanding	1,352	1,560	1,545
Capitalized lease obligations	616	664	635

Total borrowings	$3,186	$3,239	$2,505

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

The ratings of our domestic debt securities as of July 31, 2010 appear in the table below:

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

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

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

At July 31, 2010, we had $822 million of borrowings and $638 million of letters of credit outstanding under the Amended Credit Agreement. Our availability under the agreement, given total outstanding borrowings and letters of credit of $1.5 billion, was $981 million at July 31, 2010. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In November 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility was amended and extended in January 2010 and, as a result, available capacity was bifurcated into a $100 million tranche maturing December 2013 and a $20 million tranche maturing December 2011. The OSH LLC Facility continues to have a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. As of July 31, 2010, there were no borrowings outstanding under the OSH LLC Facility and $9 million in outstanding letters of credit.

Domestic Pension Plan Funding

In our Annual Report on Form 10-K for the fiscal year ended January 30, 2010, we disclosed that we expected our contributions to our domestic pension plans to increase to approximately $275 million in 2010 and then to $535 million in 2011, due primarily to the severe decline in capital markets that occurred in the latter part of 2008 and U.S. government legislation regarding pension-funding requirements. During the second quarter of 2010, the U.S. government passed legislation which provided relief for pension funding requirements. As a result, we now expect our contributions to our domestic pension plans will be approximately $340 million in 2011, though the ultimate amount of pension contributions could be affected by further changes in the applicable regulations, financial markets and investment performance of the plans.

Recent Accounting Pronouncements

See Part I, Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements,” Note 13 – “Recent Accounting Pronouncements,” for information regarding new accounting pronouncements.

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

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We face market risk exposure in the form of interest rate risk and foreign currency risk. These market risks arise from our derivative financial instruments and debt obligations.

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. As of July 31, 2010, we had interest rate derivatives with a notional amount of $120 million, nominal fair value and a weighted average remaining life of 0.4 years. All debt securities and interest-rate derivative instruments are considered non-trading. As of July 31, 2010, 48% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at July 31, 2010, which totaled approximately $1.5 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $15 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

As of July 31, 2010, we had a series of foreign currency forward contracts outstanding, totaling $729 million Canadian notional value and with a weighted average remaining life of 0.4 years, designed to hedge our net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 31, 2010 and August 1, 2009

contracts as of July 31, 2010 was a loss of $7 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of July 31, 2010, with all other variables held constant, would have resulted in a loss in the fair value of our foreign currency forward contracts of approximately $7 million as of July 31, 2010. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had $2 million of cash collateral posted under these contracts as of July 31, 2010.

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated option contracts for a portion of its expected requirements. As of July 31, 2010, these contracts had a notional value of approximately $429 million and a weighted average remaining life of 0.5 years. We recorded an asset for the aggregate fair value of the option contracts as of July 31, 2010 of $3 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of July 31, 2010, with all other variables held constant, would have resulted in a liability for the aggregate fair value of these contracts of approximately $1 million as of July 31, 2010, a decrease of $4 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock we acquired during the second quarter of fiscal 2010. During the 13 weeks ended July 31, 2010, we repurchased 3.6 million of our common shares at a total cost of $272 million under our common share repurchase program. As of July 31, 2010, we had $309 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 2, 2010 to May 29, 2010	705,893	$87.30	705,893	$87.30
May 30, 2010 to July 3, 2010	2,543,167	74.23	2,541,288	74.23
July 4, 2010 to July 31, 2010	975,948	21.89	345,962	61.42

Total	4,225,008	$64.32	3,593,143	$75.57	$309,000,000

(1)

Includes 3,352 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. In addition, we received and recorded as treasury stock 628,513 unclaimed shares, which had been previously issued to satisfy the pre-petition claims of unsecured Class 5 creditors (see Note 7 to the Condensed Consolidated Financial Statements for further information). These shares were acquired during the quarter as follows:

May 2, 2010 to May 29, 2010	—
May 30, 2010 to July 3, 2010	1,879
July 4, 2010 to July 31, 2010	629,986

Total	631,865

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

SEARS HOLDINGS CORPORATION (Registrant)

August 20, 2010	By	/S/ WILLIAM K. PHELAN
William K. Phelan Senior Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated December 2, 2009, filed on December 4, 2009 (File No. 000-51217)).

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 Weeks Ended July 31, 2010 and August 1, 2009; (ii) the Condensed Consolidated Balance Sheets (Unaudited) as of July 31, 2010, August 1, 2009 and January 30, 2010; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended July 31, 2010 and August 1, 2009; (iv) the Condensed Consolidated Statements of Equity (Unaudited) for the 26 Weeks Ended July 31, 2010 and August 1, 2009; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1