Form 10-Q
period 2010-10-30
SEARS HOLDINGS CORP
filed 2010-11-18
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51217

SEARS HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)

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

Yes    ☐            No    ☒

As of November 12, 2010, the registrant had 110,009,927 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
REVENUES
Merchandise sales and services	$9,678	$10,190	$30,182	$30,796

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,121	7,419	21,972	22,357
Selling and administrative	2,630	2,664	7,791	7,867
Depreciation and amortization	219	224	661	678
Gain on sales of assets	—	(11)	(53)	(70)

Total costs and expenses	9,970	10,296	30,371	30,832

Operating loss	(292)	(106)	(189)	(36)
Interest expense	(77)	(72)	(213)	(194)
Interest and investment income	7	5	28	24
Other loss	—	(5)	(9)	(52)

Loss before income taxes	(362)	(178)	(383)	(258)
Income tax benefit	147	66	151	94

Net loss	(215)	(112)	(232)	(164)
Income attributable to noncontrolling interests	(3)	(15)	(9)	(31)

NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(218)	$(127)	$(241)	$(195)

LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic and diluted loss per share	$(1.98)	$(1.09)	$(2.15)	$(1.64)
Basic and diluted weighted average common shares outstanding	109.9	116.9	112.3	119.2

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
millions	October 30, 2010	October 31, 2009	January 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$790	$1,468	$1,689
Restricted cash	16	59	11
Accounts receivable	688	844	652
Merchandise inventories	11,226	10,805	8,705
Prepaid expenses and other current assets	378	366	351
Deferred income taxes	25	29	30

Total current assets	13,123	13,571	11,438
Property and equipment, net	7,448	7,758	7,709
Goodwill	1,392	1,392	1,392
Trade names and other intangible assets	3,156	3,225	3,208
Other assets	926	1,229	1,061

TOTAL ASSETS	$26,045	$27,175	$24,808

LIABILITIES
Current liabilities
Short-term borrowings	$968	$1,603	$325
Current portion of long-term debt and capitalized lease obligations	499	369	482
Merchandise payables	4,616	4,495	3,335
Accrued expenses and other current liabilities	3,092	3,271	3,098
Unearned revenues	983	1,016	1,012
Other taxes	524	512	534

Total current liabilities	10,682	11,266	8,786
Long-term debt and capitalized lease obligations	2,570	1,831	1,698
Pension and post-retirement benefits	2,055	2,001	2,271
Other long-term liabilities	2,360	2,752	2,618

Total Liabilities	17,667	17,850	15,373

EQUITY
Total Equity	8,378	9,325	9,435

TOTAL LIABILITIES AND EQUITY	$26,045	$27,175	$24,808

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
millions	October 30, 2010	October 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(232)	$(164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	661	678
Gain on sales of assets	(53)	(70)
Pension and post-retirement plan contributions	(253)	(167)
Settlement of Canadian dollar hedges	24	—
Change in operating assets and liabilities:
Merchandise inventories	(2,481)	(1,912)
Merchandise payables	1,256	1,435
Deferred income taxes	(53)	200
Income and other taxes	(136)	(39)
Mark-to-market adjustments on Sears Canada U.S. dollar option contracts	4	62
Other operating assets	(69)	118
Other operating liabilities	160	(248)

Net cash used in operating activities	(1,172)	(107)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	16	19
Net (Increase) Decrease in investments and restricted cash	(1)	106
Purchases of property and equipment	(311)	(221)

Net cash used in investing activities	(296)	(96)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	1,333	—
Repayments of long-term debt	(468)	(318)
Increase in short-term borrowings, primarily 90 days or less	643	1,161
Debt issuance costs	(30)	(81)
Additional purchase of noncontrolling interest	(560)	(7)
Sears Canada dividends paid to minority shareholders	(69)	—
Purchases of treasury stock	(317)	(358)

Net cash provided by financing activities	532	397

Effect of exchange rate changes on cash and cash equivalents	37	101

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(899)	295

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,689	1,173

CASH AND CASH EQUIVALENTS, END OF PERIOD	$790	$1,468

SUPPLEMENTAL CASH FLOW DATA:
Income taxes paid, net of refunds	$50	$(68)
Cash interest paid	150	140

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity Attributable to Holdings’ Shareholders
millions	Number of Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 31, 2009	122	$1	$10,441	$4,562	$(5,012)	$(612)	$319	$9,699
Comprehensive income (loss)
Net income (loss)	—	—	—	(195)	—	—	31	(164)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	33	—	33
Cumulative translation adjustment	—	—	—	—	—	77	43	120

Total Comprehensive Loss								(11)
Sears Canada shares purchased	—	—	(2)	—	—	—	(5)	(7)
Shares repurchased	(6)	—	—	—	(358)	—	—	(358)
Other	—	—	37	—	(30)	(3)	(2)	2

Balance at October 31, 2009	116	$1	$10,476	$4,367	$(5,400)	$(505)	$386	$9,325

Balance at January 30, 2010	115	$1	$10,465	$4,797	$(5,446)	$(721)	$339	$9,435
Comprehensive income (loss)
Net income (loss)	—	—	—	(241)	—	—	9	(232)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	39	—	39
Deferred loss on derivatives	—	—	—	—	—	(17)	—	(17)
Cumulative translation adjustment	—	—	—	—	—	70	24	94

Total Comprehensive Income								(116)
Stock awards	—	—	(8)	—	11	—	—	3
Sears Canada shares purchased	—	—	(269)	—	—	(76)	(215)	(560)
Sears Canada dividend paid to minority shareholders	—	—	—	—	—	—	(69)	(69)
Shares repurchased	(5)	—	—	—	(317)	—	—	(317)
Other	—	—	—	—	3	—	(1)	2

Balance at October 30, 2010	110	$1	$10,188	$4,556	$(5,749)	$(705)	$87	$8,378

See accompanying notes.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Sears Holdings Corporation (“Holdings,” “we,” “us,” “our” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), which was completed on March 24, 2005. We are a broadline retailer with 2,206 full-line and 1,340 specialty retail stores in the United States, operating through Kmart and Sears, and 456 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 90%-owned subsidiary.

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

NOTE 2 – BORROWINGS

Total borrowings were as follows:

millions	October 30, 2010	October 31, 2009	January 30, 2010
Short-term borrowings:
Unsecured commercial paper	$497	$337	$206
Secured borrowings	471	1,266	119
Long-term debt, including current portion:
Notes and debentures outstanding	2,461	1,551	1,545
Capitalized lease obligations	608	649	635

Total borrowings	$4,037	$3,803	$2,505

The fair value of long-term debt was $2.4 billion at October 30, 2010, $1.4 billion at October 31, 2009 and $1.4 billion at January 30, 2010. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities.

Unsecured Commercial Paper

We borrow through the commercial paper markets. At October 30, 2010, we had outstanding commercial paper borrowings of $497 million, of which $250 million were held by ESL Investments, Inc. and its affiliates (collectively, “ESL”), including $118 million held by Edward S. Lampert. See Note 14 for further discussion of these borrowings.

Credit Agreement

We have a $2.4 billion credit agreement (the “Credit Agreement”) in place as a funding source for general corporate purposes. The Credit Agreement includes a $1.5 billion letter of credit sub-limit and an accordion

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

feature that gives us the flexibility, subject to certain terms and conditions, to increase the size of the credit facility, or add a term loan tranche to the Credit Agreement, in an aggregate amount of up to $1.0 billion. The Credit Agreement, which has an expiration date of June 2012, is an asset based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and determines availability pursuant to a borrowing base formula.

The Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 25% (15% during the holiday period, which is defined as October 15 to December 15). It also imposes various other requirements which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio as of the last day of any fiscal quarter be not less than 1.0 to 1.0. We have also agreed to limit the amount of cash accumulated when borrowings are outstanding under the Credit Agreement.

At October 30, 2010, we had no borrowings outstanding under the Credit Agreement. We had $558 million of letters of credit outstanding under the Credit Agreement. As a result, our availability under the agreement was $1.9 billion at October 30, 2010. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

Senior Secured Notes

In October 2010, we sold $1 billion aggregate principal amount of senior secured notes (the “Notes”), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company’s domestic pension plan in a private placement. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables. The Company used the net proceeds of this offering to repay borrowings outstanding under the Credit Agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes.

Sears Canada Credit Agreement

In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on substantially all of Sears Canada’s non-real estate assets. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations.

At October 30, 2010, we had approximately $471 million ($480 million Canadian) of borrowings outstanding under the Sears Canada Facility and classified these borrowings as short-term debt as we intend to repay outstanding amounts within the next twelve months. Amounts outstanding under the Sears Canada Credit Agreement were used primarily to fund a $389 million short-term loan to Sears Holdings. Sears Domestic repaid this loan on November 12, 2010. Availability under this agreement, given total outstanding borrowings and letters of credit, was approximately $304 million ($310 million Canadian) at October 30, 2010.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In November 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility was

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

amended and extended in January 2010 and, as a result, available capacity was bifurcated into a $100 million tranche maturing December 2013 and a $20 million tranche maturing December 2011. The OSH LLC Facility continues to have a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. As of October 30, 2010, there were $37 million in borrowings outstanding under the OSH LLC Facility and $8 million in outstanding letters of credit.

OSH LLC Real Estate Secured Term Loan

As of the end of the second quarter of fiscal 2010, OSH LLC had an outstanding commercial mortgage-backed loan (the “CMBS Loan”) collateralized by certain of its properties in an amount of $120 million due later in 2010. During the third quarter of fiscal 2010, OSH LLC repaid the CMBS Loan in its entirety through a combination of available cash, borrowing on the OSH LLC Facility and entering into a new $50 million real estate secured term loan with a variable interest rate above LIBOR and a due date of 2013.

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

Sears Canada Hedges of Merchandise Purchases

As of October 30, 2010, Sears Canada had entered into foreign currency option contracts with a total notional value of $373 million. As discussed previously, these option contracts are used to hedge Sears Canada’s purchase of inventory under U.S. dollar denominated contracts. We record mark-to-market adjustments based on the total notional value of these outstanding option contracts at the end of each quarter. We recorded mark-to-market assets related to these foreign currency option contracts of $3 million at October 30, 2010, $12 million at October 31, 2009 and $9 million at January 30, 2010.

We record the earnings impact of mark-to-market and settlement adjustments for foreign currency option contracts in other income (loss) at the end of each quarter. We recorded mark-to-market and settlement losses of

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

$1 million and $8 million for these contracts in other income (loss) for the 13- and 39- week periods ended October 30, 2010, respectively. We recorded mark-to-market and settlement losses on these contracts of $6 million and $72 million in other income (loss) for the 13- and 39- week periods ended October 31, 2009, respectively.

Sears Canada’s above noted foreign currency options contracts were entered into as a hedge of merchandise purchase contracts denominated in U.S. currency. We also record mark-to-market adjustments for that portion of the merchandise purchase contracts, which are considered to be embedded derivatives under relevant accounting rules at the end of each quarter. We recorded assets of $2 million and $1 million at October 30, 2010 and October 31, 2009, respectively, related to these embedded derivatives. These embedded derivatives had a fair value of zero at January 30, 2010.

We record the earnings impact of mark-to-market and settlement adjustments related to the embedded derivative in the merchandise purchase contracts in other income (loss) at the end of each quarter. We did not have any mark-to-market or settlement losses for the 13-week period ended October 30, 2010. We recorded mark-to-market and settlement losses of $2 million for the 39- week period ended October 30, 2010. We recorded mark-to-market and settlement losses of $1 million for the 13-week period ended October 31, 2009 and mark-to-market and settlement gains of $14 million for the 39-week period ended October 31, 2009.

At October 30, 2010, we had mark-to-market assets of $2 million and $3 million related to the embedded derivative and option contracts, respectively. At October 31, 2009, we had mark-to-market assets of $1 million and $12 million related to the embedded derivative and option contracts, respectively. We recorded total mark-to-market and settlement losses of $1 million and $10 million in other income (loss) for the 13- and 39- week periods ended October 30, 2010, respectively. We recorded total mark-to-market and settlement losses of $7 million and $58 million in other income (loss) for the 13- and 39- week periods ended October 31, 2009, respectively. See Note 4 for further information regarding fair value of these option and merchandise purchase contracts and the respective balance sheet classifications as of October 30, 2010, October 31, 2009 and January 30, 2010.

Hedges of Net Investment in Sears Canada

As of October 30, 2010, we had a series of foreign currency forward contracts outstanding with a total Canadian notional value of $629 million and with a weighted-average remaining life of 0.2 years. These contracts were designated and qualified as hedges of the foreign currency exposure of our net investment in Sears Canada. Accordingly, the aggregate fair value of the forward contracts as of October 30, 2010 of $12 million was recorded as a liability on our Condensed Consolidated Balance Sheet. The decline in fair value of $27 million related to these forward contracts, net of tax, was recorded as a component of other comprehensive income for the 39-week period ended October 30, 2010.

We settled certain foreign currency forward contracts during fiscal 2010. We paid $1 million to settle these contracts during the 13-week period ended October 30, 2010. We received a net amount of $24 million related to these settlements for the 39-week period ended October 30, 2010. As hedge accounting was applied to such contracts, an offsetting amount was recorded as a component of other comprehensive income.

Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had $12 million of cash collateral posted under these contracts as of October 30, 2010. We had an asset related to these contracts of $15 million recorded as of January 30, 2010. We had no such foreign currency forward contracts outstanding as of October 31, 2009.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Counterparty Credit Risk

We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better as of October 30, 2010.

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

Cash and cash equivalents, accounts receivable, merchandise payables, short-term borrowings and accrued liabilities are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. Sears Canada invests its cash in short-term treasury bills and bank term deposits, which are marked to fair value at the end of each quarter. The fair value of our debt is disclosed in Note 2 to the Condensed Consolidated Financial Statements. The following table provides the fair value measurement amounts for other financial assets and liabilities recorded on our Condensed Consolidated Balance Sheets at fair value as of October 30, 2010, October 31, 2009 and January 30, 2010:

millions	Total Fair Value Amounts at October 30, 2010	Level 1	Level 2		Level 3
Cash equivalents(1)	$269	$269	$		$
Restricted cash(2)	16	16
Foreign currency derivative assets(3)	5			5
Foreign currency derivative liabilities(4)	(12)			(12)

Total	$278	$285		$(7)	$

millions	Total Fair Value Amounts at October 31, 2009	Level 1	Level 2	Level 3
Cash equivalents(1)	$963	$963	$—	$—
Restricted cash(2)	59	59	—	—
Short-term investments(3)	12	—	12	—
Foreign currency derivative assets(3)	13	—	13	—

Total	$1,047	$1,022	$25	$—

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

millions	Total Fair Value Amounts at January 30, 2010	Level 1	Level 2	Level 3
Cash equivalents(1)	$1,291	$1,291	$—	$—
Restricted cash(2)	11	11	—	—
Foreign currency derivative assets(3)	24	—	24	—

Total	$1,326	$1,302	$24	$—

(1)	Included within Cash and cash equivalents in our Condensed Consolidated Balance Sheets.
(2)	Included within Restricted cash in our Condensed Consolidated Balance Sheets.
(3)	Included within Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
(4)	Included within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets.

Short-term investments are typically valued at the closing price in the principal active market as of the last business day of the quarter. Short-term investments at October 31, 2009 included $12 million on deposit with The Reserve Primary Fund, a money market fund that temporarily restricted withdrawals while it liquidated its holdings to generate cash to distribute. The fair value of this investment was determined by using estimates based on the values of similar assets and information obtained from The Reserve Primary Fund.

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

NOTE 5 – SEARS CANADA

Acquisition of Noncontrolling Interest

During the first quarter of fiscal 2010, we increased our controlling interest in Sears Canada to 90%, from 73%, by acquiring approximately 19 million additional common shares. We paid a total of $560 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards applicable to noncontrolling interests. Accordingly, we reclassified an accumulated other comprehensive loss from noncontrolling interest to controlling interest in the Condensed Consolidated Statement of Equity at October 30, 2010.

During the first quarter of fiscal 2009, we acquired approximately 0.5 million of Sears Canada’s common shares in open market transactions. We paid a total of $7 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards on noncontrolling interests.

Dividends

On May 18, 2010, Sears Canada announced that its Board of Directors declared a cash dividend of $3.50 Canadian per common share, or approximately $377 million Canadian ($352 million U.S.), which was paid on June 4, 2010 to shareholders of record at the close of business on May 31, 2010. Accordingly, Holdings received dividends of $318 million and minority shareholders in Sears Canada received dividends of $34 million during the second quarter of fiscal 2010.

On September 10, 2010, Sears Canada announced that its Board of Directors declared an additional cash dividend of $3.50 Canadian per common share, or approximately $377 million Canadian ($356 million U.S.),

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

which was paid on September 24, 2010 to shareholders of record at the close of business on September 22, 2010. Accordingly, Holdings received dividends of $321 million and minority shareholders in Sears Canada received dividends of $35 million during the third quarter of fiscal 2010.

Sears Canada has declared and paid total dividends of $754 million Canadian ($708 million U.S.) during fiscal 2010, of which Holdings received $639 million and minority shareholders received $69 million.

NOTE 6 – STORE CLOSINGS

We made the decision to close four underperforming stores during the third quarter of fiscal 2010 and seven underperforming stores during the third quarter of fiscal 2009. The third quarter 2010 closings included closures of four stores in our Kmart segment, while the closings in the third quarter of 2009 included closures of three stores in our Kmart segment and four stores in our Sears Domestic segment. We recorded charges related to these store closings during the quarter of $4 million in 2010 and $10 million in 2009. The charges included $3 million and $5 million of inventory markdowns recorded in cost of sales in 2010 and 2009, respectively, and $1 million and $5 million recorded in selling and administrative expenses for store closing and severance costs in 2010 and 2009, respectively.

Total store closing charges recorded during the first nine months of fiscal 2010 were $13 million, of which $5 million was recorded in cost of sales for inventory markdowns and $8 million was recorded in selling and administrative expenses for store closing, severance and lease costs. Total store closing charges recorded during the first nine months of fiscal 2009 were $88 million, of which $22 million was recorded in cost of sales for inventory markdowns and $66 million was recorded in selling and administrative expenses for store closing, severance and lease costs.

NOTE 7 – EQUITY

Share Repurchase Program

During the 13- and 39- week periods ended October 30, 2010, we repurchased common shares at a total cost of $44 million and $317 million, respectively, under our share repurchase program. Our repurchases for the 13- and 39- week periods ended October 30, 2010 were made at average prices of $61.35 and $73.21 per share, respectively. During the first three quarters of fiscal 2010, we repurchased a total of 4.3 million shares. As of October 30, 2010, we had remaining authorization to repurchase $264 million of common shares under the share repurchase program. The share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods. Timing will be dependent on prevailing market conditions, alternative uses of capital and other factors.

Accumulated Other Comprehensive Loss

The following table displays the components of accumulated other comprehensive loss:

millions	October 30, 2010	October 31, 2009	January 30, 2010
Pension and postretirement adjustments (net of tax of $(458), $(302) and $(451), respectively)	$(699)	$(456)	$(686)
Cumulative unrealized derivative gain (loss) (net of tax of $(5), $— and $6, respectively)	(8)	—	9
Currency translation adjustments (net of tax of $(4), $(43) and $(29), respectively)	2	(49)	(44)

Accumulated other comprehensive loss	$(705)	$(505)	$(721)

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Pension and postretirement adjustments relate to the net actuarial gain or loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive income. Accumulated other comprehensive loss attributable to noncontrolling interests at October 30, 2010, October 31, 2009 and January 30, 2010 was $33 million, $55 million and $132 million, respectively.

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

NOTE 8 – BENEFIT PLANS

Pension and Post-retirement Benefit Plans

We provide benefits to certain associates who are eligible under various defined benefit pension plans, contributory defined benefit pension plans and other post-retirement plans, primarily retiree medical benefits. For purposes of determining the periodic expense of our defined benefit plans, we use the fair value of plan assets as the market related value. The following table summarizes the components of total net periodic benefit expense for our retirement plans:

	13 Weeks Ended		39 Weeks Ended
millions	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Components of net periodic expense:
Benefits earned during the period	$2	$2	$8	$10
Interest costs	118	124	326	333
Expected return on plan assets	(102)	(96)	(282)	(239)
Amortization of experience gains/losses	23	24	65	55

Net periodic expense	$41	$54	$117	$159

Contributions

During the 13- and 39-week periods ended October 30, 2010, we made total contributions of $131 million and $253 million, respectively, to our pension and post-retirement plans. During the 13- and 39- week periods ended October 31, 2009, we made total contributions of $71 million and $167 million, respectively, to our pension and post-retirement plans. We anticipate making aggregate contributions to our domestic and Canadian defined benefit plans of approximately $58 million over the remainder of fiscal 2010.

Pension Plan Assets

As discussed in Note 2, in October 2010 we sold $1 billion aggregate principal amount of senior secured notes, which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company’s domestic

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

pension plan in a private placement. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables.

NOTE 9 – INCOME TAXES

At October 30, 2010, we had gross unrecognized tax benefits of $205 million. Of this amount, $103 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13- and 39- week periods ended October 30, 2010, gross unrecognized tax benefits were reduced by $102 million and $105 million, respectively due to federal and state audit settlements. We expect that our unrecognized tax benefits could decrease by as much as $27 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At October 30, 2010, the total amount of interest and penalties recognized on our Condensed Consolidated Balance Sheets was $66 million ($43 million net of federal benefit). The total amount of net interest income recognized in our Condensed Consolidated Statements of Operations for the 13- and 39-week periods ended October 30, 2010 was $8 million (net of federal tax benefit) and $3 million (net of federal tax benefit), respectively.

We file income tax returns in the United States, as well as various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its examination of Holdings’ 2006 and 2007 federal income tax returns, and we are currently working with IRS appeals division to resolve certain matters arising from this exam. We have resolved all matters arising from prior IRS exams. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the fiscal years 2001 – 2008, and Kmart is under examination by such jurisdictions for the fiscal years 2003 – 2008.

At October 30, 2010, we had Federal net operating loss (“NOL”) carryforwards from the Predecessor Company of approximately $269 million generating deferred tax assets of approximately $94 million. Such NOL carryforwards are no longer subject to an annual section 382 limitation. The federal NOL carryforwards will expire in 2021, 2022, 2023, and 2028. We also have credit carryforwards of $118 million, which will expire between 2015 and 2029.

At the end of fiscal 2009, we had a state NOL deferred tax asset of $212 million and a valuation allowance of $131 million. In the first three quarters of fiscal 2010, there were no adjustments to the state NOL deferred tax asset and valuation allowance. The state NOLs will predominantly expire between 2017 and 2029.

NOTE 10 – SUMMARY OF SEGMENT DATA

These reportable segment classifications are based on our business formats, as described in Note 1. The Kmart and Sears Canada formats represent both an operating and reportable segment. The Sears Domestic reportable segment consists of the aggregation of several business formats. These formats are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States and Canada.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	For the 13 Weeks Ended
	October 30, 2010
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$3,381	$5,142	$1,155	$9,678

Costs and expenses
Cost of sales, buying and occupancy	2,586	3,723	812	7,121
Selling and administrative	814	1,531	285	2,630
Depreciation and amortization	37	159	23	219
Gain on sales of assets	—	—	—	—

Total costs and expenses	3,437	5,413	1,120	9,970

Operating income (loss)	$(56)	$(271)	$35	$(292)

Total assets	$7,149	$16,002	$2,894	$26,045

Capital expenditures	$44	$86	$13	$143

	For the 13 Weeks Ended
	October 31, 2009
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$3,476	$5,507	$1,207	$10,190

Costs and expenses
Cost of sales, buying and occupancy	2,690	3,914	815	7,419
Selling and administrative	830	1,556	278	2,664
Depreciation and amortization	37	162	25	224
Gain on sales of assets	(9)	(2)	—	(11)

Total costs and expenses	3,548	5,630	1,118	10,296

Operating income (loss)	$(72)	$(123)	$89	$(106)

Total assets	$6,777	$16,676	$3,722	$27,175

Capital expenditures	$27	$62	$10	$99

	For the 39 Weeks Ended
	October 30, 2010
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$10,594	$16,251	$3,337	$30,182

Costs and expenses
Cost of sales, buying and occupancy	8,043	11,596	2,333	21,972
Selling and administrative	2,426	4,542	823	7,791
Depreciation and amortization	109	479	73	661
Gain on sales of assets	(6)	(47)	—	(53)

Total costs and expenses	10,572	16,570	3,229	30,371

Operating income (loss)	$22	$(319)	$108	$(189)

Total assets	$7,149	$16,002	$2,894	$26,045

Capital expenditures	$108	$170	$33	$311

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	For the 39 Weeks Ended
	October 31, 2009
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$10,825	$16,780	$3,191	$30,796

Costs and expenses
Cost of sales, buying and occupancy	8,352	11,821	2,184	22,357
Selling and administrative	2,489	4,616	762	7,867
Depreciation and amortization	109	495	74	678
Gain on sales of assets	(19)	(6)	(45)	(70)

Total costs and expenses	10,931	16,926	2,975	30,832

Operating income (loss)	$(106)	$(146)	$216	$(36)

Total assets	$6,777	$16,676	$3,722	$27,175

Capital expenditures	$66	$118	$37	$221

NOTE 11 – SUPPLEMENTAL FINANCIAL INFORMATION

Other long-term liabilities as of October 30, 2010, October 31, 2009 and January 30, 2010 consisted of the following:

millions	October 30, 2010	October 31, 2009	January 30, 2010
Unearned revenues	$797	$836	$829
Self-insurance reserves	811	844	801
Other	752	1,072	988

Total	$2,360	$2,752	$2,618

NOTE 12 – LEGAL PROCEEDINGS

Maurice Levie, individually and on behalf of all others similarly situated v. Sears, Roebuck & Co., et al. –Following the announcement of the Merger on November 17, 2004, a lawsuit was filed in the United States District Court for the Northern District of Illinois relating to the transaction. This suit asserts claims under the federal securities laws on behalf of a class of former Sears’ stockholders against Sears, Alan J. Lacy, Edward S. Lampert and ESL Partners, L.P. for allegedly failing to make timely disclosure of merger discussions during the period September 9 through November 16, 2004, and seeks damages. On July 17, 2007, the Court granted in part and denied in part plaintiffs’ motion for class certification, certifying a class of Sears’ stockholders who sold shares of Sears’ stock between September 9, 2004 and November 16, 2004, excluding short sellers who covered their positions during the class period. On December 18, 2009, the Court entered an order granting defendants’ motions for summary judgment. Plaintiffs filed a Notice of Appeal on January 15, 2010. In their opening appellate brief, plaintiffs withdrew their appeal from the portion of the Court’s Order granting summary judgment to Sears and Mr. Lacy and the Appellate Court subsequently dismissed the appeal as to Sears and Mr. Lacy. Plaintiffs then entered into an agreement with ESL Partners and Mr. Lampert to settle their remaining appeal. Subsequently, the Appellate Court remanded the case back to the District Court and the District Court entered an Order preliminarily approving the settlement. Administration of the settlement is ongoing. The settlement does not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Robert F. Booth Trust, derivatively v. William C. Crowley, et al. – In August 2009, a shareholder derivative lawsuit was filed in United States District Court for the Northern District of Illinois against current and former directors William C. Crowley, Edward S. Lampert, Steven T. Mnuchin, Richard C. Perry, Ann N. Reese, Kevin B. Rollins, Emily Scott and Thomas Tisch, and nominally Sears Holdings Corporation. Plaintiff alleged that by nominating for re-election to the Sears Holdings Corporation board Mr. Crowley and Ms. Reese while they were also members of the boards of AutoNation, Inc. (Crowley), AutoZone, Inc. (Crowley), and Jones Apparel Group, Inc. (Reese), defendants violated Section 8 of the Clayton Act prohibiting “interlocking directorships” and breached their fiduciary duty to the Company. Plaintiff sought injunctive relief and recovery of its costs, including reasonable attorney fees. The parties have settled the matter and the Court has preliminarily approved the settlement. The parties have moved for final approval of the settlement and await the Court’s ruling in this regard. In agreeing to the settlement, defendants did not admit any wrongdoing and denied committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. The settlement does not have a material adverse effect on our annual results of operations, financial position, liquidity or capital resources.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. As this update only relates to financial statement disclosures, it did not have an impact on our results of operations, cash flows or financial position. See Note 4 for further discussion regarding our fair value measurements of financial assets and liabilities.

NOTE 14 – RELATED PARTY DISCLOSURE

Our Board of Directors has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and Finance Committee and is the Chairman and Chief Executive Officer of ESL. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf. ESL beneficially owned 59% of our outstanding common stock as of October 30, 2010.

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

Holdings, through its subsidiaries, engages in commercial transactions with AutoZone, Inc. (“AutoZone”) in the ordinary course of business. In the first nine months of fiscal 2010, we paid AutoZone approximately $19 million for automotive parts, accessories and other services. ESL and its affiliates, including Mr. Lampert, collectively own approximately 34% of the outstanding common stock of AutoZone (based on information disclosed in the Schedule 13D filed with the SEC by ESL on November 1, 2010), and William C. Crowley, currently our Executive Vice President and Chief Administrative Officer, serves as a director of AutoZone. As previously reported, Mr. Crowley intends to resign as an officer of the Company pursuant to the preliminarily approved settlement in the consolidated shareholder derivative lawsuits proceeding under the caption Robert F. Booth Trust v. William C. Crowley. See Note 12 for additional information concerning this matter.

In fiscal 2009, the Audit Committee reviewed and pre-approved sales of commercial paper issued by Sears Roebuck Acceptance Corp. (an indirect wholly owned subsidiary of Sears Holdings) to ESL, including Edward S. Lampert, from time to time, subject to certain conditions. As of October 30, 2010, ESL and its affiliates held $250 million in principal amount of 30-day unsecured commercial paper issued by Sears Roebuck Acceptance Corp. under its commercial paper program, which includes $118 million held by Edward S. Lampert. The commercial paper held by ESL and its affiliates bears interest at a rate of 1.9% per annum, and the commercial paper purchases were made in the ordinary course of business on substantially the same terms, including the interest rate, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.

Holdings employs certain employees of ESL. Mr. Crowley serves as President and Chief Operating Officer of ESL and our Senior Vice President of Real Estate is also employed by ESL.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 30, 2010.

OVERVIEW OF HOLDINGS

Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are a broadline retailer with 2,206 full-line and 1,340 specialty retail stores in the United States, operating through Kmart and Sears, and 456 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 90%-owned subsidiary. We conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended January 30, 2010.

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
REVENUES
Merchandise sales and services	$9,678	$10,190	$30,182	$30,796

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,121	7,419	21,972	22,357
Gross margin dollars	2,557	2,771	8,210	8,439
Gross margin rate	26.4%	27.2%	27.2%	27.4%
Selling and administrative	2,630	2,664	7,791	7,867
Selling and administrative expense as a percentage of total revenues	27.2%	26.1%	25.8%	25.5%
Depreciation and amortization	219	224	661	678
Gain on sales of assets	—	(11)	(53)	(70)

Total costs and expenses	9,970	10,296	30,371	30,832

Operating loss	(292)	(106)	(189)	(36)
Interest expense	(77)	(72)	(213)	(194)
Interest and investment income	7	5	28	24
Other loss	—	(5)	(9)	(52)

Loss before income taxes	(362)	(178)	(383)	(258)
Income tax benefit	147	66	151	94

Net loss	(215)	(112)	(232)	(164)
Income attributable to noncontrolling interests	(3)	(15)	(9)	(31)

NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(218)	$(127)	$(241)	$(195)

LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Diluted loss per share	$(1.98)	$(1.09)	$(2.15)	$(1.64)
Diluted weighted average common shares outstanding	109.9	116.9	112.3	119.2

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

Net Loss Attributable to Holdings’ Shareholders and Loss per Share Summary

We recorded a net loss attributable to Holdings’ shareholders for the third quarter of $218 million, or $1.98 loss per diluted share, in 2010 and $127 million, or $1.09 loss per diluted share, in 2009. We recorded a net loss attributable to Holdings’ shareholders for the first nine months of $241 million, or $2.15 loss per diluted share, in 2010 and $195 million, or $1.64 loss per diluted share, in 2009.

In addition to our net loss determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. We believe GAAP measures “As Adjusted” serve as appropriate measures to be used in evaluating the performance of our business and we adjust incentive compensation metrics for our executive management team for these same items. Furthermore, we believe our use of GAAP measures “As Adjusted,” including Diluted Loss per Share “As Adjusted,” provides an appropriate measure to use in assessing our performance across periods, given that this measure provides an adjustment for certain significant items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings we report for a given period. Accordingly, we consider the aggregate impact of these items, along with reported results, in reviewing and evaluating our financial performance. However, we do not, and do not recommend that you solely use GAAP measures “As Adjusted” to assess our financial performance or to formulate investment decisions, as the measures may exclude a number of important cash and non-cash recurring items. The following tables set forth results of operations on a GAAP and “As Adjusted” basis, as well as the impact each significant item had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the third quarter and first nine months of fiscal 2010 and fiscal 2009.

	13 Weeks Ended October 30, 2010
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to- Market Losses	Canadian Dividend Tax Impact	As Adjusted
Cost of sales, buying and occupancy impact	$7,121	$—	$(3)	$—	$—	$7,118
Selling and administrative impact	2,630	(31)	(1)	—	—	2,598
Operating loss impact	(292)	31	4	—	—	(257)
Other income impact	—	—	—	(1)	—	(1)
Income tax benefit impact	147	(12)	(1)	—	9	143
Noncontrolling interest impact	(3)	—	—	—	—	(3)
After tax and noncontrolling interest impact	(218)	19	3	(1)	9	(188)
Diluted loss per share impact	$(1.98)	$0.18	$0.02	$(0.01)	$0.08	$(1.71)

	13 Weeks Ended October 31, 2009
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to- Market Gains	As Adjusted
Cost of sales, buying and occupancy impact	$7,419	$—	$(5)	$—	$7,414
Selling and administrative impact	2,664	(44)	(5)	—	2,615
Operating loss impact	(106)	44	10	—	(52)
Other loss impact	(5)	—	—	(2)	(7)
Income tax benefit impact	66	(16)	(4)	1	47
Noncontrolling interest impact	(15)	—	—	—	(15)
After tax and noncontrolling interest impact	(127)	28	6	(1)	(94)
Diluted loss per share impact	$(1.09)	$0.24	$0.05	$(0.01)	$(0.81)

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

	39 Weeks Ended October 30, 2010
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to- Market Losses	Gain on Sales of Real Estate	Canadian Dividend Tax Impact	As Adjusted
Cost of sales, buying and occupancy impact	$21,972	$—	$(5)	$—	$—	$—	$21,967
Selling and administrative impact	7,791	(88)	(8)	—	—	—	7,695
Gain on sales of assets impact	(53)	—	—	—	35	—	(18)
Operating loss impact	(189)	88	13	—	(35)	—	(123)
Other loss impact	(9)	—	—	1	—	—	(8)
Income tax benefit impact	151	(33)	(4)	—	14	9	137
Noncontrolling interest impact	(9)	—	—	—	—	—	(9)
After tax and noncontrolling interest impact	(241)	55	9	1	(21)	9	(188)
Diluted loss per share impact	$(2.15)	$0.49	$0.09	$0.01	$(0.19)	$0.09	$(1.66)

	39 Weeks Ended October 31, 2009
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to- Market Losses	Gain on Sales of Real Estate	As Adjusted
Cost of sales, buying and occupancy impact	$22,357	$—	$(22)	$—	$—	$22,335
Selling and administrative impact	7,867	(128)	(66)	—	—	7,673
Gain on sales of assets impact	(70)	—	—	—	44	(26)
Operating loss impact	(36)	128	88	—	(44)	136
Other loss impact	(52)	—	—	34	—	(18)
Income tax benefit impact	94	(47)	(32)	(9)	12	18
Noncontrolling interest impact	(31)	—	(2)	(9)	12	(30)
After tax and noncontrolling interest impact	(195)	81	54	16	(20)	(64)
Diluted loss per share impact	$(1.64)	$0.69	$0.46	$0.13	$(0.17)	$(0.53)

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

During the third quarter of 2010 Sears Canada paid a $356 million dividend of which Holdings received $321 million. As Sears Canada is a consolidated subsidiary of Holdings, no income was recognized on the receipt of the dividend. However, Holdings did record $9 million of income tax expense related to the dividend.

13-week period ended October 30, 2010 compared to the 13-week period ended October 31, 2009

Total Revenues and Comparable Store Sales

Total revenues decreased $512 million to $9.7 billion for the quarter ended October 30, 2010, as compared to total revenues of $10.2 billion for the quarter ended October 31, 2009. The decline in total revenue for the quarter was primarily a result of a 4.8% decrease in domestic comparable store sales and the effect of having fewer Kmart and Sears Full-line stores in operation, partially offset by an increase of $54 million due to changes in the Canadian foreign exchange rate. The domestic comparable store sales decrease included declines of 8.2% at Sears Domestic and 0.7% at Kmart.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

Sears Domestic’s sales decline was primarily driven by declines in the home appliances, apparel, and consumer electronics categories, all of which experienced a greater decrease in the month of October. Sears footwear, jewelry, home categories and tires experienced comparable store sales growth during the quarter. The decline in sales of home appliances primarily resulted from overall softness in the appliance market, a lower average selling price realized during the quarter and the effects of delays in transition to new Kenmore products during the quarter. Both Sears and Lands’ End experienced declines in their seasonal apparel businesses with the unseasonably warm weather being a contributing factor.

The decrease of 0.7% in Kmart’s comparable store sales was primarily driven by the food and consumables and pharmacy categories. The decline in these categories was partially offset by increases in the apparel, toys, electronics and sporting goods categories.

Gross Margin

For the quarter, we generated gross margin of $2.6 billion, which is $214 million less than last year. Gross margin dollars this year include an increase of $19 million related to the impact of foreign currency exchange rates on gross margin at Sears Canada and a $3 million charge for markdowns recorded in connection with store closings. Gross margin dollars last year included a $5 million charge for markdowns recorded in connection with store closings. Gross margin dollars declined in the third quarter of 2010 primarily due to declines in sales and gross margin rate at Sears Domestic and Sears Canada, partially offset by an increase in margin rate at Kmart.

Sears Domestic’s gross margin rate decreased 130 basis points mainly due to reduced margin rates in home services and appliances. Sears Canada’s gross margin rate declined 280 basis points during the quarter mainly due to increased promotional and clearance markdowns. Declines in our Sears segments were partially offset by an increase in gross margin rate of 90 basis points at Kmart, in part as a result of an increase in sales of higher margin categories such as apparel and sporting goods, as well as a reduction in clearance markdowns.

Selling and Administrative Expenses

For the quarter, our selling and administrative expenses decreased $34 million as compared to the third quarter in fiscal 2009. Selling and administrative expenses in 2010 include an increase of $12 million related to the impact of foreign currency exchange rates at Sears Canada, as well as domestic pension plan expense of $31 million and store closing costs and severance of $1 million. Selling and administrative expenses for the third quarter of 2009 were impacted by domestic pension plan expense of $44 million and store closing costs and severance of $5 million. Selling and administrative expenses declined mainly as the result of the decline in store closing and pension expenses, a reduction of $15 million in advertising expenses, as well as reductions in a number of other expense categories. These expense reductions were partially offset by incremental expenses of $30 million related to our continued investment in our multi-channel capabilities and promotion of our Shop Your Way Rewards program.

For the quarter, our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 27.2% in fiscal 2010 and 26.1% in fiscal 2009, and increased in 2010 primarily as a result of the above noted decline in revenues.

Operating Loss

We recorded operating losses for the quarter of $292 million in fiscal 2010 and $106 million in fiscal 2009. The increase in our operating loss was primarily the result of an overall decline in sales, as well as a lower gross margin rate in our Sears Domestic and Sears Canada segments, partially offset by a slight reduction in selling and administrative expenses. Holdings’ operating loss for the third quarter of 2010 includes above-noted expenses of

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

$35 million related to domestic pension plans and store closings and severance. Our operating loss for the third quarter of 2009 included above-noted expenses of $54 million related to domestic pension plans and store closing costs and severance.

Income Tax Benefit

Our effective tax rate for the third quarter was 40.6% in fiscal 2010 and 37.1% in fiscal 2009. Our income tax benefit during the third quarter of 2010 includes income tax expense of $9 million related to the tax impact of dividends received from Sears Canada.

39-week period ended October 30, 2010 compared to the 39-week period ended October 31, 2009

Total Revenues and Comparable Store Sales

For the first nine months of fiscal 2010, total revenues decreased $614 million, or 2.0%, to $30.2 billion, as compared to the first nine months of fiscal 2009. The decline in total revenue for the first nine months was primarily a result of a 1.8% decrease in domestic comparable store sales, as well as the effect of having fewer Kmart and Sears Full-line stores in operation, partially offset by an increase of $352 million due to changes in the Canadian foreign exchange rate.

The domestic comparable store sales decrease includes a decrease at Sears Domestic of 3.3% and a decrease at Kmart of 0.1%. Decreases in sales for the first nine months of 2010 at Sears Domestic were primarily driven by decreases across most major categories, including tools, apparel and consumer electronics, partially offset by a slight increase in the home appliances category. The Kmart decrease in comparable store sales was primarily driven by the food and consumables category, partially offset by increases in the apparel, toys, and sporting goods categories.

Gross Margin

For the first nine months of the year, we generated gross margin of $8.2 billion in fiscal 2010 and $8.4 billion in fiscal 2009. Current year gross margin dollars include an increase of $113 million related to the impact of foreign currency exchange rates on gross margin at Sears Canada and charges of $5 million for markdowns recorded in connection with store closings announced during the first nine months of fiscal 2010. Gross margin for 2009 included a $22 million charge for markdowns recorded in connection with store closings. Gross margin declined $229 million as compared to the first nine months of fiscal 2009, primarily due to declines in sales and gross margin rate at Sears Domestic and Sears Canada, partially offset by an increase in margin rate at Kmart.

Sears Domestic’s gross margin rate decreased 100 basis points mainly due to reduced margin rates in home services and appliances, while Sears Canada’s gross margin rate declined 150 basis points during the first nine months. These declines were partially offset by an increase in gross margin rate of 130 basis points at Kmart, in part as a result of an increase in sales of higher margin categories such as apparel and sporting goods, as well as a reduction in clearance markdowns.

Selling and Administrative Expenses

For the first nine months of fiscal 2010, our selling and administrative expenses decreased $76 million as compared to the first nine months in fiscal 2009. Selling and administrative expenses for 2010 include an increase of $84 million related to the impact of foreign currency exchange rates at Sears Canada, as well as domestic pension plan expense of $88 million and store closing costs and severance of $13 million. Selling and administrative expenses for 2009 were impacted by domestic pension plan expense of $128 million and store closing costs and severance of $66 million. Selling and administrative expenses declined mainly as the result of the decline in store closing and pension expenses, as well as a $24 million reduction in insurance expense and a

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

$24 million reduction in payroll and benefits expense. These reductions were partially offset by incremental expenses of $109 million related to our continued investment in our multi-channel capabilities and the launch and promotion of our Shop Your Way Rewards program.

Our selling and administrative expense rate was 25.8% in fiscal 2010 and 25.5% in fiscal 2009, and increased in 2010 primarily as a result of the above noted decline in revenues.

Gains on Sales of Assets

We recorded total gains on sales of assets for the first nine months of $53 million in fiscal 2010 and $70 million in fiscal 2009. Gains on sales of assets for the first nine months in each of fiscal 2010 and 2009 were impacted by the recognition of previously deferred gains on sales of assets.

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

Operating Loss

For the first nine months, we reported operating losses of $189 million in fiscal 2010 and $36 million in fiscal 2009. The increase in our operating loss was primarily the result of an overall decline in sales, as well as a lower gross margin rate in our Sears Domestic and Sears Canada segments, partially offset by reductions in selling and administrative expenses. Holdings’ operating income for the first nine months of 2010 includes above-noted expenses of $101 million related to domestic pension plans and store closing costs and severance, as well as a gain on sale of assets of $35 million. Our operating income for the first nine months of 2009 included above-noted expenses of $216 million related to domestic pension plans and store closing costs and severance, as well as a gain on sale of assets at Sears Canada of $44 million.

Other Loss

Other loss is primarily comprised of mark-to-market and settlement losses on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net mark-to-market and settlement losses of $10 million and $58 million were recorded on these transactions in the first nine months of fiscal 2010 and fiscal 2009, respectively.

Income Tax Benefit

Our effective tax rate for the first nine months was 39.4% in fiscal 2010 and 36.4% in fiscal 2009. Our income tax benefit during the first nine months of 2010 includes income tax expense of $9 million related to the tax impact of dividends received from Sears Canada.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

SEGMENT OPERATIONS

The following discussion of our business segment results is organized into three reportable segments: Kmart, Sears Domestic and Sears Canada.

Kmart

Kmart results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Merchandise sales and services	$3,381	$3,476	$10,594	$10,825

Cost of sales, buying and occupancy	2,586	2,690	8,043	8,352
Gross margin dollars	795	786	2,551	2,473
Gross margin rate	23.5%	22.6%	24.1%	22.8%
Selling and administrative	814	830	2,426	2,489
Selling and administrative expense as a percentage of total revenues	24.1%	23.9%	22.9%	23.0%
Depreciation and amortization	37	37	109	109
Gain on sales of assets	—	(9)	(6)	(19)

Total costs and expenses	3,437	3,548	10,572	10,931

Operating income (loss)	$(56)	$(72)	$22	$(106)

Number of stores			1,312	1,343

13-week period ended October 30, 2010 compared to the 13-week period ended October 31, 2009

Total Revenues and Comparable Store Sales

For the quarter, Kmart’s total sales decreased by $95 million, while comparable store sales decreased 0.7%. The decline in revenue is mainly due to the impact of Kmart having fewer stores in operation during the third quarter of fiscal 2010. The 0.7% decrease in comparable store sales was primarily driven by the food and consumables and pharmacy categories. The decline in these categories was partially offset by increases in the apparel, toys, electronics and sporting goods categories.

Gross Margin

For the quarter, Kmart generated $795 million in gross margin in fiscal 2010 and $786 million in fiscal 2009. Kmart’s gross margin includes charges of $3 million and $2 million for markdowns recorded in connection with store closings announced during the third quarter of 2010 and 2009, respectively. The increase in Kmart’s gross margin is primarily due to an increase in its gross margin rate of 90 basis points. Kmart’s gross margin rate for the quarter was 23.5% in fiscal 2010 and 22.6% in fiscal 2009 and increased in part as a result of an increase in sales of higher margin categories such as apparel and sporting goods, as well as a reduction in clearance markdowns.

Selling and Administrative Expenses

For the quarter, Kmart’s selling and administrative expenses decreased $16 million as compared to the third quarter in fiscal 2009. Selling and administrative expenses include store closing costs and severance of $1 million in 2010 and $3 million in 2009. The decline in selling and administrative expenses primarily reflects a

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

decline in advertising expense of $10 million, as well as declines in a number of other expense categories. These declines were partially offset by incremental expenses of $6 million related to our continued investment in our multi-channel capabilities and promotion of the Shop Your Way Rewards program.

Kmart’s selling and administrative expense rate for the quarter was 24.1% in fiscal 2010 and 23.9% in fiscal 2009, and increased in 2010 primarily as a result of Kmart’s decline in revenues.

Operating Loss

For the quarter, Kmart recorded operating losses of $56 million in 2010 and $72 million in fiscal 2009. Kmart’s operating loss declined primarily as a result of increased gross margin dollars, driven by an increase in gross margin rate, as well as a decrease in selling and administrative expenses. Kmart’s operating income for the third quarter of 2010 includes expenses of $4 million related to store closing costs and severance. Kmart’s operating income for the third quarter of 2009 included expenses of $5 million related to store closing costs and severance.

39-week period ended October 30, 2010 compared to the 39-week period ended October 31, 2009

Total Revenues and Comparable Store Sales

For the first nine months of fiscal 2010, Kmart’s total sales decreased by $231 million, while comparable store sales decreased 0.1%. The decline in revenue is mainly due to the impact of Kmart having fewer stores in operation during the first nine months of fiscal 2010. The 0.1% decrease in comparable store sales was primarily driven by the food and consumables category, partially offset by increases in the apparel, toys, and sporting goods categories.

Gross Margin

For the first nine months of the year, Kmart generated $2.6 billion in gross margin in fiscal 2010 and $2.5 billion in fiscal 2009. Kmart’s gross margin includes charges of $4 million for markdowns recorded in connection with store closings announced during the first nine months of 2010. Gross margin for 2009 includes a $16 million charge for markdowns recorded in connection with store closings. The increase in Kmart’s gross margin is primarily due to an increase in its gross margin rate of 130 basis points. Kmart’s gross margin rate for the first nine months of the year was 24.1% in fiscal 2010 and 22.8% in fiscal 2009 and increased in part as a result of an increase in sales of higher margin categories such as apparel and sporting goods, as well as a reduction in clearance markdowns.

Selling and Administrative Expenses

For the first nine months of the year, Kmart’s selling and administrative expenses decreased $63 million as compared to the first nine months in fiscal 2009. Selling and administrative expenses were impacted by store closing costs and severance of $4 million in 2010 and $23 million in 2009. The decline in selling and administrative expenses primarily reflects a reduction in payroll and benefits expense of $23 million, as well as the decline in store closing expenses, partially offset by incremental expenses of $16 million related to our continued investment in our multi-channel capabilities and the launch and promotion of the Shop Your Way Rewards program.

Kmart’s selling and administrative expense rate for the first nine months of the year was 22.9% in fiscal 2010 and 23.0% in fiscal 2009, and decreased primarily as a result of the above noted expense reductions.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

Operating Income / Loss

For the first nine months of fiscal 2010, Kmart recorded operating income of $22 million, as compared to an operating loss of $106 million for the first nine months of fiscal 2009. The increase in Kmart’s operating income was primarily the result of increased gross margin dollars, driven by an increase in gross margin rate, as well as reductions in selling and administrative expenses. Kmart’s operating income for the first nine months includes expenses related to store closing costs and severance of $8 million in 2010 and $39 million in 2009.

Sears Domestic

Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Merchandise sales and services	$5,142	$5,507	$16,251	$16,780

Cost of sales, buying and occupancy	3,723	3,914	11,596	11,821
Gross margin dollars	1,419	1,593	4,655	4,959
Gross margin rate	27.6%	28.9%	28.6%	29.6%
Selling and administrative	1,531	1,556	4,542	4,616
Selling and administrative expense as a percentage of total revenues	29.8%	28.3%	27.9%	27.5%
Depreciation and amortization	159	162	479	495
Gain on sales of assets	—	(2)	(47)	(6)

Total costs and expenses	5,413	5,630	16,570	16,926

Operating loss	$(271)	$(123)	$(319)	$(146)

Number of :
Full-line Stores(1)			894	912
Specialty Stores			1,340	1,268

Total Domestic Sears Stores			2,234	2,180

(1)	The period ended October 30, 2010 includes 842 Full-line stores and 52 Sears Essentials/Grand stores;
The period ended October 31, 2009 includes 850 Full-line stores and 62 Sears Essentials/Grand stores

13-week period ended October 30, 2010 compared to the 13-week period ended October 31, 2009

Total Revenues and Comparable Store Sales

For the quarter, Sears Domestic’s total sales decreased by $365 million, while comparable store sales decreased 8.2%. The decline in revenue is mainly due to a decline in comparable store sales and the impact of having fewer Sears Full-line stores in operation. The 8.2% decrease in comparable store sales was primarily driven by declines in the home appliances, apparel, and consumer electronics categories, all of which experienced a greater decrease in the month of October. Sears footwear, jewelry, home categories and tires experienced comparable store sales growth during the quarter. The decline in sales of home appliances primarily resulted from overall softness in the appliance market, a lower average selling price realized during the quarter and the effects of delays in transition to new Kenmore products during the quarter. Both Sears Domestic and Lands’ End experienced declines in their seasonal apparel businesses with the unseasonably warm weather being a contributing factor.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

Gross Margin

For the quarter, Sears Domestic generated gross margin dollars of $1.4 billion in 2010 and $1.6 billion in 2009. The decrease of $174 million was mainly a result of a decline in sales and a decline in Sears Domestic’s gross margin rate during the third quarter of 2010. Sears Domestic’s gross margin rate during the third quarter was 27.6% in 2010 and 28.9% in 2009. The decline of 130 basis points is mainly due to reduced margin rates in home services and appliances. Gross margin in the third quarter of fiscal 2009 included a $3 million charge for markdowns recorded in connection with store closings.

Selling and Administrative Expenses

For the quarter, Sears Domestic’s selling and administrative expenses decreased $25 million. Selling and administrative expenses in 2010 include domestic pension plan expense of $31 million, while expenses in 2009 include domestic pension plan expense of $44 million and store closing costs and severance of $2 million. The decrease in selling and administrative expenses is mainly due to the decline in pension expenses, a decline of $14 million in advertising expenses and a decline of $7 million in payroll expenses, as well as declines in a number of other expense categories. These expense reductions were partially offset by incremental expenses of $24 million related to our continued investment in our multi-channel capabilities and promotion of the Shop Your Way Rewards program.

Sears Domestic’s selling and administrative expense rate for the quarter was 29.8% in fiscal 2010 and 28.3% in fiscal 2009, and increased primarily due to the above noted declines in sales.

Operating Loss

For the quarter, Sears Domestic reported operating losses of $271 million in fiscal 2010 and $123 million in fiscal 2009. Sears Domestic’s operating loss increased primarily as a result of lower gross margin dollars, driven by a decline in gross margin rate, partially offset by a reduction in selling and administrative expenses. Sears Domestic’s operating loss for the third quarter of fiscal 2010 includes expenses related to domestic pension plans of $31 million. Sears Domestic’s operating loss for the third quarter of fiscal 2009 includes expenses related to domestic pension plans and store closing costs and severance of $49 million.

39-week period ended October 30, 2010 compared to the 39-week period ended October 31, 2009

Total Revenues and Comparable Store Sales

For the first nine months of the year, Sears Domestic’s total sales decreased by $529 million to $16.3 billion, while comparable store sales decreased 3.3%. The decline in revenue is mainly due to the decrease in comparable store sales, as well as the impact of having fewer Sears Full-line stores in operation. The 3.3% decrease in comparable store sales was driven by decreases across most major categories, including tools, apparel and consumer electronics, partially offset by a slight increase in the home appliances category.

Gross Margin

For the first nine months of the year, Sears Domestic generated $4.7 billion in gross margin dollars in 2010 and $5 billion in 2009. The decrease of $304 million was mainly a result of a decline in sales and a decline in Sears Domestic’s gross margin rate during the first nine months of 2010. Gross margin for the first nine months of fiscal 2009 included a $6 million charge for markdowns recorded in connection with store closings. Sears Domestic’s gross margin rate during the first nine months of the year was 28.6% in 2010 and 29.6% in 2009. The decline of 100 basis points is primarily due to reduced margin rates in home services and appliances.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

Selling and Administrative Expenses

For the first nine months of the year, Sears Domestic’s selling and administrative expenses decreased $74 million. Selling and administrative expenses include domestic pension plan expense of $88 million in 2010 and $128 million in 2009 and store closing costs and severance of $4 million in 2010 and $35 million in 2009. The decrease in selling and administrative expenses includes the decline in store closing and pension expenses, and a $14 million reduction in insurance expense, as well as reductions in a number of other expense categories. These expense reductions were partially offset by incremental expenses of $93 million related to our continued investment in our multi-channel capabilities and the launch and promotion of the Shop Your Way Rewards program.

Sears Domestic’s selling and administrative expense rate for the first nine months of the year was 27.9% in fiscal 2010 and 27.5% in fiscal 2009, and increased primarily due to the above noted declines in sales.

Gains on Sales of Assets

Sears Domestic recorded total gains on sales of assets for the first nine months of the year of $47 million in 2010 and $6 million in 2009. The increase in gains on sales of assets in fiscal 2010 is due to the recognition of a previously deferred gain from the October 2006 sale of one of our Sears Auto Centers. At the time of the sale, we leased back the property for a period of time. Given the terms of the contract, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. We closed our operations at this location during the first quarter of 2010 and, as a result, recognized a gain of $35 million on this sale at that time.

Operating Loss

For the first nine months of the year, Sears Domestic reported an operating loss of $319 million in fiscal 2010 and $146 million in fiscal 2009. The increase in Sears Domestic’s operating loss was primarily the result of a decline in sales and gross margin rate, partially offset by reductions in selling and administrative expenses and an increase in gains on sales of assets. Sears Domestic’s operating loss for the first nine months includes expenses related to domestic pension plans and store closing costs and severance of $93 million in 2010 and $169 million in 2009.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

Sears Canada

Sears Canada, a consolidated, 90%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. Sears Canada results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Merchandise sales and services	$1,155	$1,207	$3,337	$3,191

Cost of sales, buying and occupancy	812	815	2,333	2,184
Gross margin dollars	343	392	1,004	1,007
Gross margin rate	29.7%	32.5%	30.1%	31.6%
Selling and administrative	285	278	823	762
Selling and administrative expense as a percentage of total revenues	24.7%	23.0%	24.7%	23.9%
Depreciation and amortization	23	25	73	74
Gain on sales of assets	—	—	—	(45)

Total costs and expenses	1,120	1,118	3,229	2,975

Operating income	$35	$89	$108	$216

Number of :
Full-line Stores			122	122
Specialty Stores			334	269

Total Sears Canada Stores			456	391

13-week period ended October 30, 2010 compared to the 13-week period ended October 31, 2009

Total Revenues

Sears Canada’s total revenues decreased 4.3% for the third quarter of fiscal 2010, as compared to the same period last year. The decrease in total revenues of $52 million includes a $54 million increase due to the impact of exchange rates during the quarter. On a Canadian dollar basis, revenues decreased by $106 million, reflecting lower comparable store sales in the appliances and apparel categories. We believe the decline in comparable store sales is mainly the result of a continued tightening in consumer discretionary spending resulting from falling consumer confidence levels, as well as increased cross-border shopping due to the effect of a strong Canadian dollar relative to the U.S. dollar.

Gross Margin

Total gross margin dollars for the third quarter decreased $49 million in 2010 and includes a $19 million increase due to the impact of exchange rates during the quarter. Gross margin decreased $68 million on a Canadian dollar basis as a result of a decline in gross margin rate. For the quarter, Sears Canada’s gross margin rate decreased 280 basis points to 29.7%, from 32.5% in 2009, primarily as a result of an increase in promotional and clearance markdowns related to a challenging economic environment.

Selling and Administrative Expenses

For the third quarter of fiscal 2010, Sears Canada’s selling and administrative expenses increased $7 million, and include an increase of $12 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $5 million primarily due to a reduction in payroll and benefits expense.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

Sears Canada’s selling and administrative expense rate for the quarter was 24.7% in 2010 and 23.0% in 2009, and increased primarily as a result of lower expense leverage given lower overall sales on a Canadian dollar basis.

Operating Income

Sears Canada’s operating income decreased $54 million in the third quarter of fiscal 2010. The decrease in operating income includes a $6 million benefit due to the impact of foreign currency exchange rates and primarily reflects the above noted declines, on a Canadian dollar basis, in sales and gross margin, partially offset by a decrease in selling and administrative expenses.

39-week period ended October 30, 2010 compared to the 39-week period ended October 31, 2009

Total Revenues

Sears Canada’s total revenues increased 4.6% for the first nine months of fiscal 2010, as compared to the same period last year. The increase in total revenues of $146 million includes a $352 million increase due to the impact of exchange rates during the first nine months of fiscal 2010. On a Canadian dollar basis, revenues decreased by $206 million, reflecting lower comparable store sales in the appliance and apparel categories. We believe the decline in comparable store sales is mainly the result of a continued tightening in consumer discretionary spending resulting from falling consumer confidence levels, as well as increased cross-border shopping due to the effect of a strong Canadian dollar relative to the U.S. dollar. The decline in sales is also partially attributable to a planned reduction in sales through the removal of unprofitable catalogue pages in the home appliance and apparel categories.

Gross Margin

Total gross margin dollars for the first nine months of fiscal 2010 decreased $3 million and include a $113 million increase due to the impact of exchange rates during this period. Gross margin decreased $116 million on a Canadian dollar basis as a result of a decline in gross margin rate. For the first nine months of fiscal 2010, Sears Canada’s gross margin rate decreased 150 basis points to 30.1%, from 31.6% in 2009, primarily as a result of an increase in promotional and clearance markdowns related to a challenging economic environment.

Selling and Administrative Expenses

For the first nine months of fiscal 2010, Sears Canada’s selling and administrative expenses increased $61 million, and include an increase of $84 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $23 million primarily due to a reduction in payroll and benefits expense. Selling and administrative expenses for the first nine months of 2009 included severance expense of $8 million. Sears Canada’s selling and administrative expense rate for the first nine months of the year was 24.7% in 2010 and 23.9% in 2009, and increased primarily as a result of lower expense leverage given lower overall sales on a Canadian dollar basis.

Gains on Sales of Assets

Sears Canada recorded total gains on sales of assets for the first nine months of fiscal 2009 of $45 million. Sears Canada did not record any gains on sales of assets in the first nine months of fiscal 2010. Sears Canada recorded gains on sales of assets in the first nine months of fiscal 2009 due to the recognition of a previously deferred gain from the sale of its headquarters office building, and adjacent land, in Toronto, Ontario in August 2007. Sears Canada leased back the property under a leaseback agreement through March 2009, at which time it finished its

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

relocation of all head office operations to previously underutilized space in the Toronto Eaton Centre, Ontario. Given the terms of the leaseback, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. The resulting gain of $44 million was recognized when Sears Canada vacated this property in the first quarter of fiscal 2009.

Operating Income

Sears Canada’s operating income decreased $108 million in the first nine months of fiscal 2010. The decrease in operating income includes a $28 million increase due to the impact of foreign currency exchange rates and primarily reflects the above noted declines, on a Canadian dollar basis, in sales, gross margin and gains on sales of assets, partially offset by a decrease in selling and administrative expenses.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash Balances

Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of October 30, 2010, October 31, 2009 and January 30, 2010 are detailed in the following table.

millions	October 30, 2010	October 31, 2009	January 30, 2010
Domestic
Cash and equivalents	$263	$280	$221
Cash posted as collateral	11	9	9
Credit card deposits in transit	247	216	168

Total domestic cash and cash equivalents	521	505	398
Sears Canada	269	963	1,291

Total cash and cash equivalents	790	1,468	1,689
Restricted cash	16	59	11

Total cash balances	$806	$1,527	$1,700

We had total cash balances of $806 million at October 30, 2010, $1.5 billion at October 31, 2009 and $1.7 billion at January 30, 2010. Primary uses of cash during the first nine months of fiscal 2010 include $560 million for the purchase of additional interest in Sears Canada, $317 million for share repurchases, repayments of long-term debt of $468 million, capital expenditures of $311 million, contributions to our pension and post-retirement benefit plans of $253 million, and cash used to fund seasonal increases in working capital. These uses of cash were funded in part from $1.25 billion of proceeds received from our senior secured notes offering in October 2010, borrowings of $471 million on Sears Canada’s credit agreement, as well as borrowings through our commercial paper program.

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

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

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

Our October 31, 2009 cash balances exclude $12 million on deposit with The Reserve Primary Fund, a money market fund that temporarily restricted withdrawals while it liquidated its holdings to generate cash to distribute. As a result, we reclassified this amount from cash to the prepaid expenses and other current assets line within our Condensed Consolidated Balance Sheet at October 31, 2009.

We classify outstanding checks within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks were $109 million, $127 million and $116 million as of October 30, 2010, October 31, 2009 and January 30, 2010, respectively.

Operating Activities

During the first nine months of fiscal 2010, Holdings used $1.2 billion of cash in its operations compared to $107 million used in first nine months of fiscal 2009. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used more cash in operations in the first nine months of fiscal 2010 than the first nine months last year mainly as a result of increased working capital requirements, an increase in contributions to our pension and post-retirement benefit plans, and an increase in our net loss.

Merchandise inventories were $11.2 billion at October 30, 2010 and $10.8 billion at October 31, 2009. Merchandise payables were $4.6 billion at October 30, 2010 and $4.5 billion as of October 31, 2009. Our Domestic inventory balances increased approximately $300 million from $9.9 billion at October 31, 2009 to $10.2 billion at October 30, 2010. The increase was primarily at Kmart and was due to increased investment in the better performing apparel, toys, footwear and sporting good categories, as well as higher inventory balances for items on layaway. Sears Domestic inventory increased due to layaway and increases in tire and appliance merchandise, partially offset by lower consumer electronics balances. Sears Canada’s inventory levels increased approximately $125 million from October 31, 2009 to $993 million at October 30, 2010 primarily due to the change in exchange rates, lower third quarter sales and the timing of receipts.

We use a combination of third-party insurance and self-insurance for our insurable risks. In the first nine months of 2009, we paid $70 million to purchase insurance coverage for certain of our workers’ compensation risks from fiscal 2006 and years prior. The insurance allowed us to limit our risk for these workers’ compensation matters, although we are not indemnified from liability for these matters. Accordingly, the payment was recorded as a deposit. This transaction also allowed us to reduce the amount of letters of credit used as collateral for our insurance programs by $115 million. The premium payment associated with this transaction is reported as cash used in operating activities.

Investing Activities

For the first nine months of fiscal 2010, we used $311 million of cash for capital expenditures compared to $221 million used during the first nine months of fiscal 2009. In the first nine months of 2009, we received $106 million of cash from investments, which reflects cash received from The Reserve Primary Fund of $26 million, as well as changes in restricted cash requirements at Sears Canada.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

Financing Activities

During the 39-week period ended October 30, 2010, we repurchased 4.3 million of our common shares at a total cost of $317 million under our share repurchase program. As of October 30, 2010, we had $264 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods. During the 39-week period ended October 31, 2009, we repurchased 6.2 million of our common shares at a total cost of $358 million under our share repurchase program.

During the first quarter of fiscal 2010, we increased our controlling interest in Sears Canada to 90%, from 73%, by acquiring approximately 19 million common shares. We paid a total of $560 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards on noncontrolling interests.

During the first three quarters of fiscal 2010, Sears Canada declared and paid cash dividends of $7.00 Canadian per common share, or approximately $754 million Canadian ($708 million U.S.). The dividends were paid during the second and third quarters of 2010. Accordingly, Sears Canada paid $69 million to minority shareholders during the first three quarters of 2010 in connection with these dividends.

During the first nine months of fiscal 2010, we made repayments on long-term debt of $468 million. We also increased our borrowings through our commercial paper program by $291 million and took the following steps to enhance our liquidity position and reduce reliance on our domestic revolving credit facility:

•

On September 10, 2010, our Sears Canada subsidiary entered into a five-year $800 million Canadian credit facility. The facility is secured by a first lien on Sears Canada’s inventory and receivable balances. As of October 30, 2010 Sears Canada had drawn approximately $473 million ($480 million Canadian) on the facility and including letters of credit, had a remaining capacity of approximately $304 million ($310 million Canadian).

•

On September 15, 2010, Sears Holdings and Sears Canada executed an inter-company loan whereby Sears Holdings borrowed $389 million from Sears Canada. Sears Holdings used the loan proceeds to fund its seasonal working capital build for the holiday selling season, thereby reducing borrowings on its credit facility. The inter-company loan was repaid in full to Sears Canada on November 12, 2010.

•	On October 12, 2010, Sears Holdings issued $1.25 billion of 6 5/8% senior secured notes due 2018. These notes are secured by domestic inventory and credit card accounts receivable balances.

All of these steps taken during the first nine months of 2010 extend the duration of our capital structure, and allowed us to meet seasonal working capital needs while, at the same time, continuing to invest in our businesses, repurchase our stock, make payments on our term debt and complete our acquisition of additional noncontrolling interest in Sears Canada. We finished the first nine months of 2010 with total debt of $4.0 billion, up from $3.8 billion at October 31, 2009. However, we did not have any borrowings outstanding under our Credit Agreement.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

Our outstanding borrowings as of October 30, 2010, October 31, 2009 and January 30, 2010 were as follows:

millions	October 30, 2010	October 31, 2009	January 30, 2010
Short-term borrowings:
Unsecured commercial paper	$497	$337	$206
Secured borrowings	471	1,266	119
Long-term debt, including current portion:
Notes and debentures outstanding	2,461	1,551	1,545
Capitalized lease obligations	608	649	635

Total borrowings	$4,037	$3,803	$2,505

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

Debt Ratings

Our corporate family debt ratings as of October 30, 2010 appear in the table below:

Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
Ba2	BB-	BB-

Credit Agreement

We have a $2.4 billion credit agreement (the “Credit Agreement”) in place as a funding source for general corporate purposes. The Credit Agreement includes a $1.5 billion letter of credit sub-limit and an accordion feature that gives us the flexibility, subject to certain terms and conditions, to increase the size of the credit facility, or add a term loan tranche to the Credit Agreement, in an aggregate amount of up to $1.0 billion. The Credit Agreement, which has an expiration date of June 2012, is an asset based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and determines availability pursuant to a borrowing base formula.

The Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 25% (15% during the holiday period, which is defined as October 15 to December 15). It also imposes various other requirements which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio as of the last day of any fiscal quarter be not less than 1.0 to 1.0. We have also agreed to limit the amount of cash accumulated when borrowings are outstanding under the Credit Agreement.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

At October 30, 2010, we had no borrowings outstanding under the Credit Agreement. We had $558 million of letters of credit outstanding under the Credit Agreement. As a result, our availability under the agreement was $1.9 billion at October 30, 2010. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

Senior Secured Notes

In October 2010, we sold $1 billion aggregate principal amount of senior secured notes (the “Notes”), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company’s domestic pension plan in a private placement. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables. The Company used the net proceeds of this offering to repay borrowings outstanding under the Credit Agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes.

Sears Canada Credit Agreement

In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on substantially all of Sears Canada’s non-real estate assets. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations.

At October 30, 2010, we had approximately $471 million ($480 million Canadian) of borrowings outstanding under the Sears Canada Facility and classified these borrowings as short-term debt as we intend to repay outstanding amounts within the next twelve months. Amounts outstanding under the Sears Canada Credit Agreement were used primarily to fund a $389 million short-term loan to Sears Holdings. Sears Domestic repaid this loan on November 12, 2010. Availability under this agreement, given total outstanding borrowings and letters of credit, was approximately $304 million ($310 million Canadian) at October 30, 2010.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In November 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility was amended and extended in January 2010 and, as a result, available capacity was bifurcated into a $100 million tranche maturing December 2013 and a $20 million tranche maturing December 2011. The OSH LLC Facility continues to have a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. As of October 30, 2010, there were $37 million in borrowings outstanding under the OSH LLC Facility and $8 million in outstanding letters of credit.

OSH LLC Real Estate Secured Term Loan

As of the end of the second quarter of fiscal 2010, OSH LLC had an outstanding commercial mortgage-backed loan (the “CMBS Loan”) collateralized by certain of its properties in an amount of $120 million due later in 2010. During the third quarter of fiscal 2010, OSH LLC repaid the CMBS Loan in its entirety through a combination of available cash, borrowing on the OSH LLC Facility and entering into a new $50 million real estate secured term loan with a variable interest rate above LIBOR and a due date of 2013.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

Domestic Pension Plan Funding

In our Annual Report on Form 10-K for the fiscal year ended January 30, 2010, we disclosed that we expected our contributions to our domestic pension plans to increase to approximately $275 million in 2010 and then to $535 million in 2011, due primarily to the severe decline in capital markets that occurred in the latter part of 2008 and U.S. government legislation regarding pension-funding requirements. During the second quarter of 2010, the U.S. government passed legislation, which provided relief for pension funding requirements. As a result, we now expect our contributions to our domestic pension plans will be approximately $340 million in 2011, though the ultimate amount of pension contributions could be affected by further changes in the applicable regulations, financial markets and investment performance of the plans.

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

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

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

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. All debt securities and interest-rate derivative instruments are considered non-trading. As of October 30, 2010, 30% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at October 30, 2010, which totaled approximately $1.2 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $12 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

As of October 30, 2010, we had a series of foreign currency forward contracts outstanding, totaling $629 million Canadian notional value and with a weighted average remaining life of 0.2 years, designed to hedge our net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts as of October 30, 2010 was a loss of $12 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of October 30, 2010, with all other variables held constant, would have resulted in a loss in the fair value of our foreign currency forward contracts of approximately $6 million as of October 30, 2010. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had $12 million of cash collateral posted under these contracts as of October 30, 2010.

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated option contracts for a portion of its expected requirements. As of October 30, 2010, these contracts had a notional value of approximately $373 million and a weighted average remaining life of 0.6 years. We recorded an asset for the aggregate fair value of the option contracts as of October 30, 2010 of $3 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of October 30, 2010, with all other variables held constant, would have resulted in an asset for the aggregate fair value of these contracts of approximately $1 million as of October 30, 2010, a decrease of $2 million.

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

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 30, 2010 and October 31, 2009

Item 4. Controls and Procedures

Our management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the principal executive and financial officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock we acquired during the third quarter of fiscal 2010. During the 13 weeks ended October 30, 2010, we repurchased 731,464 of our common shares at a total cost of $44 million under our common share repurchase program. As of October 30, 2010, we had $264 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1, 2010 to August 28, 2010	470,070	$61.14	468,795	$61.11
August 29, 2010 to October 2, 2010	263,919	61.79	262,669	61.76
October 3, 2010 to October 30, 2010	—	—	—

Total	733,989	$61.37	731,464	$61.35	$264,401,874

(1)	Includes 2,525 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. These shares were acquired during the quarter as follows:

August 1, 2010 to August 28, 2010	1,275
August 29, 2010 to October 2, 2010	1,250
October 3, 2010 to October 30, 2010	—

Total	2,525

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

Our Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 25% (15% during the holiday period, which is defined as October 15 to December 15). It also imposes various other requirements which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio as of the last day of any fiscal quarter be not less than 1.0 to 1.0. We have also agreed to limit the amount of cash accumulated when borrowings are outstanding under the Credit Agreement.

SEARS HOLDINGS CORPORATION

Item 6. Exhibits

Certain of the agreements incorporated by reference into this report contain representations and warranties and other agreements and undertakings by us and third parties. These representations and warranties, agreements and undertakings have been made as of specific dates, may be subject to important qualifications and limitations agreed to by the parties to the agreement in connection with negotiating the terms of the agreement, and have been included in the agreement for the purpose of allocating risk between the parties to the agreement rather than to establish matters as facts. Any such representations and warranties, agreements, and undertakings have been made solely for the benefit of the parties to the agreement and should not be relied upon by any other person.

(a) Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

SEARS HOLDINGS CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION (Registrant)

November 18, 2010	By	/s/ WILLIAM K. PHELAN
William K. Phelan Senior Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated December 2, 2009, filed on December 4, 2009 (File No. 000-51217)).

4.1	Indenture, dated as of October 12, 2010, among Sears Holdings Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

4.2	Security Agreement, dated as of October 12, 2010, among Sears Holdings Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

4.3	Intercreditor Agreement, dated as of October 12, 2010, among Bank of America, N.A., Wells Fargo Retail Finance, LLC and General Electric Capital Corporation, as ABL Agents, and Wells Fargo Bank, National Association, as Second Lien Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

4.4	Registration Rights Agreement, dated as of October 12, 2010, by and among Sears Holdings Corporation and the guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

4.5	Registration Rights Agreement, dated as of October 12, 2010, by and among Sears Holdings Corporation and the guarantors party thereto, Sears Holdings Corporation Investment Committee on behalf of the Sears Holdings Pension Plan and Sears Holdings Pension Trust (incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

*10.1	Amended and Restated Credit Agreement, dated as of May 21, 2009, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Co-Collateral Agent and Swingline Lender, Wells Fargo Retail Finance, LLC and General Electric Capital Corporation, as Co-Syndication Agents and Co-Collateral Agents, JPMorgan Chase Bank, N.A. and Barclays Bank plc, as Co-Documentation Agents, and Banc of America Securities LLC, Wells Fargo Retail Finance, LLC and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners.**

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1

***101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2010, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 Weeks Ended October 30, 2010 and October 31, 2009; (ii) the Condensed Consolidated Balance Sheets (Unaudited) as of October 30, 2010, October 31, 2009 and January 30, 2010; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended October 30, 2010 and October 31, 2009; (iv) the Condensed Consolidated Statements of Equity (Unaudited) for the 39 Weeks Ended October 30, 2010 and October 31, 2009; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

*	Filed herewith. Exhibit 10.1 was previously filed and is re-filed herewith solely for the purpose of filing the schedules and exhibits thereto.
**	Portions of Exhibit 10.1 have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-2