Form 10-K
period 2011-01-29
SEARS HOLDINGS CORP
filed 2011-03-11
CIK 1310067

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 29, 2011

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 26, 2011, the Registrant had 108,742,366 common shares outstanding. The aggregate market value (based on the closing price of the Registrant’s common shares for stocks quoted on the NASDAQ Global Select Market) of the Registrant’s common shares owned by non-affiliates (which are assumed, solely for the purpose of this calculation, to be stockholders other than (i) directors and executive officers of the Registrant and (ii) any person known by the Registrant to beneficially own five percent or more of the Registrant’s common shares), as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.9 billion.

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement relating to our Annual Meeting of Stockholders to be held on May 3, 2011 (the “2011 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I

Item 1.	Business

General

Sears Holdings Corporation (“Holdings,” “we,” “us,” “our,” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”) on March 24, 2005. We are a broadline retailer with 2,201 full-line and 1,354 specialty retail stores in the United States operating through Kmart and Sears and 483 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 92%-owned subsidiary.

Business Segments

During 2010, we operated three reportable segments: Kmart, Sears Domestic and Sears Canada. Financial information, including revenues, operating income, total assets and capital expenditures for each of these business segments is contained in Note 18 of Notes to Consolidated Financial Statements. Information regarding the components of revenue for Holdings is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Kmart

At January 29, 2011, Holdings operated a total of 1,307 Kmart stores across 49 states, Guam, Puerto Rico, and the U.S. Virgin Islands. This store count consists of 1,278 discount stores, averaging 93,000 square feet, and 29 Super Centers, averaging 169,000 square feet, and includes 6 Kmart stores that we have announced plans to close in early 2011. Most Kmart stores are one-floor, free-standing units that carry a wide array of products across many merchandise categories, including consumer electronics, seasonal merchandise, outdoor living, toys, lawn and garden equipment, food and consumables and apparel, including products sold under such well-known labels as Jaclyn Smith and Joe Boxer, and certain proprietary Sears brand products (such as Kenmore, Craftsman, and DieHard) and services. At January 29, 2011, 268 Kmart stores were selling an assortment of major home appliances, including Kenmore-branded products. Kmart began operating its own footwear business, which had previously been operated by a third party, in January 2009. There are 981 Kmart stores that also operate in-store pharmacies. The Super Centers generally operate 24 hours a day and combine a full-service grocery along with the merchandise selection of a discount store. There are also 20 Sears Auto Centers operating in Kmart stores. Sears Auto Centers offer a variety of professional automotive repair and maintenance services, as well as a full assortment of automotive accessories. Kmart has continued to expand its layaway program, which allows customers to cost-effectively finance their purchases. In addition, we have expanded the ways our customers can receive their purchases, allowing our customers to buy online and pick up in store. This service, powered by MyGofer, is now available in over 600 Kmart stores via either MyGofer.com or Kmart.com. Kmart also sells its products through its kmart.com website.

Sears Domestic

At January 29, 2011, Sears Domestic operations consisted of the following:

•

Full-line Stores—894 broadline stores, of which 842 are full-line stores located across all 50 states and Puerto Rico. These stores are primarily mall-based locations averaging 133,000 square feet. Full-line stores offer a wide array of products and service offerings across many merchandise categories, including home appliances, consumer electronics, tools, sporting goods, outdoor living, lawn and garden equipment, certain automotive services and products, such as tires and batteries, home fashion products, as well as apparel, footwear, jewelry and accessories for the whole family. Our product offerings include our proprietary Kenmore, Craftsman, DieHard, Lands’ End, Covington, Apostrophe, and Canyon River Blues brand merchandise. In addition, at January 29, 2011, we operated 52 Sears

Essentials/Grand stores located in 24 states. These stores are primarily free-standing units averaging 117,000 square feet, offering health and beauty products, pantry goods, household products and toys in addition to the offerings of the typical mall-based store. There are 22 Sears Essentials/Grand stores that operate in-store pharmacies. We also have 768 Sears Auto Centers operating in association with full-line stores and 19 Sears Auto Centers operating out of Sears Essentials/Grand stores. In addition, there are 30 free standing Sears Auto Centers that operate independently of full-line stores. Sears also extends the availability of its product selection through the use of its sears.com website, which offers an assortment of home, apparel and accessory merchandise and provides customers the option of buying through a mobile app or online and picking up their merchandise in one of our full-line and specialty stores. We have announced plans to close 6 broadline stores in the first part of 2011.

•

Specialty Stores—1,354 specialty stores (including the 30 free standing Sears Auto Centers noted above) located across all 50 states, Puerto Rico and Guam, in free-standing, off-mall locations or high-traffic neighborhood shopping centers. Specialty store operations primarily consist of:

•

938 Sears Hometown Stores—Primarily independently-owned stores, predominantly located in smaller communities and averaging 7,700 square feet offering appliances, consumer electronics, lawn and garden equipment, and hardware. Most of our hometown stores carry proprietary Sears brand products, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of national brands.

•

59 Sears Home Appliance Showrooms—Innovative stores averaging 5,100 square feet that have a simple, appliance only showroom design that are strategically positioned in high-growth suburban areas. Sears Home Appliance Showrooms offer the best advantages of our Sears Full-Line Stores combined with the Hometown Store customer service standard.

•

106 Sears Hardware Stores and 89 Orchard Supply Hardware Stores—Neighborhood hardware stores averaging 42,000 square feet that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries and a wide assortment of national brands and other home improvement products. 134 of these locations also offer a limited selection of Kenmore brand home appliances.

•	12 The Great Indoors Stores—Home decorating and remodeling superstores, averaging 143,000 square feet, dedicated to the four main rooms of the house: kitchen, bedroom, bathroom and great room.

•	102 Outlet Stores—Locations offering overstock and/or distressed appliances, consumer electronics, lawn and garden equipment and other merchandise at a discount.

•

Lands’ End—Lands’ End, Inc. (“Lands’ End”) is a leading direct merchant of traditionally styled casual clothing, accessories and footwear for men, women and children, as well as home products and soft luggage. These products are offered through multiple selling channels including Landsend.com, one of the leading apparel websites, as well as catalog mailings, and international businesses. Lands’ End has 14 retail stores, averaging 8,600 square feet, which offer Lands’ End merchandise primarily from catalog and Internet channel overstocks. In addition, Lands’ End has 292 “store within a store” departments inside Sears Domestic broadline locations. The retail sales in those full-line store locations are included in the results of our full-line stores.

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

•

Our Appliance Builder/Distributor business offers premium appliance and plumbing fixtures to architects, designers, and new construction or remodeling customers, and is currently operating in seven markets with 26 facilities.

•

Home Services—Product Repair Services, the nation’s largest product repair service provider, is a key element in our active relationship with more than 44 million households. With over 8,600 service technicians making over 11 million service calls annually, this business delivers a broad range of retail-related residential and commercial services across all 50 states, Puerto Rico, Guam and the Virgin Islands under the Sears Parts & Repair Services and A&E Factory Service brand names. Commercial and residential customers can obtain parts and repair services for all major brands of products within the home appliances, lawn and garden equipment, consumer electronics, floor care products, and heating and cooling systems categories. We also provide repair parts with supporting instructions for “do-it-yourself” customers through our PartsDirect.com website. Smaller items for repair can be brought into Sears Parts & Repair Centers located throughout the United States or into many Sears full-line, hometown and hardware stores. This business also offers protection agreements, product installation services and Kenmore and Carrier brand residential heating and cooling systems. Home Services also includes home improvement services (primarily siding, windows, cabinet refacing, kitchen remodeling, roofing, carpet and upholstery cleaning, air duct cleaning, and garage door installation and repair) provided through Sears Home Improvement Services.

Sears Canada

Sears Canada, a consolidated, 92%-owned subsidiary of Sears, conducts retail operations in Canada similar to those conducted by Sears Domestic, with a greater emphasis on apparel and other softlines than in the U.S. stores.

At January 29, 2011, Sears Canada operated a total of 122 full-line stores, 361 specialty stores (including 48 furniture and appliance stores, 268 dealer stores operated under independent local ownership, 4 appliance and mattress stores, 30 Corbeil stores, and 11 outlet stores), 20 floor covering stores, 1,822 catalog pick-up locations and 108 travel offices. Sears Canada also sells its products through its sears.ca website.

Acquisition of Noncontrolling Interest in Sears Canada

During 2010 and 2009, we acquired approximately 19 million and 0.5 million, respectively, of Sears Canada’s common shares in open market transactions. We paid a total of $560 million and $7 million, respectively, for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards on noncontrolling interests. Accordingly, we reclassified an accumulated other comprehensive loss from noncontrolling interest to controlling interest in the Consolidated Statement of Equity.

During 2008, we acquired approximately 2.6 million of Sears Canada’s common shares in open market transactions. We paid a total of $37 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as a purchase business combination under accounting rules in place at that time.

At January 29, 2011, January 30, 2010, and January 31, 2009, Sears Holdings was the beneficial holder of approximately 97 million, or 92%, 79 million or 73% and 78 million or 73%, respectively, of the common shares of Sears Canada.

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

We sell proprietary branded merchandise under a number of brand names that are important to our operations. Our KENMORE®, CRAFTSMAN®, DIEHARD® and LANDS’ END® brands are among the most recognized proprietary brands in retailing. These marks are the subject of numerous United States and foreign trademark registrations. Other well recognized Company trademarks and service marks include APOSTROPHE®, CANYON RIVER BLUES®, COVINGTON®, BASIC EDITIONS®, OSH®, SHOPYOURWAY®, SMART SENSE™ and THE GREAT INDOORS®, which also are registered or are the subject of pending registration applications in the United States. We have the right to sell an exclusive line of Jaclyn Smith® products through July 2011 (with an option to extend for up to two additional three-year terms, subject to certain conditions). We also have the right to sell an exclusive line of Joe Boxer® products through December 2015 (with an option to extend for up to two additional five-year terms, subject to certain conditions). Generally, our right to use our trade names and marks continues so long as we use them.

Seasonality

The retail business is seasonal in nature, and we generate a high proportion of our revenues, operating income and operating cash flows during the fourth quarter of our year, which includes the holiday season. As a result, our overall profitability is heavily impacted by our fourth quarter operating results. Additionally, in preparation for the fourth quarter holiday season, we significantly increase our merchandise inventory levels, which are financed from operating cash flows, credit terms received from vendors and borrowings under our amended credit agreement (described in the “Uses and Sources of Liquidity” section below). Fourth quarter reported revenues accounted for 30%, 30% and 28% of total reported revenues in years 2010, 2009 and 2008, respectively. See Note 20 to our Consolidated Financial Statements for further information on revenues earned by quarter in 2010 and 2009.

Competition

Our business is subject to highly competitive conditions. We compete with a wide variety of retailers, including other department stores, discounters, home improvement stores, consumer electronics dealers, auto service providers, specialty retailers, wholesale clubs, as well as many other retailers operating on a national, regional or local level. Online and catalog businesses, which handle similar lines of merchandise, also compete with us. Walmart, Target, Kohl’s, JC Penney, Macy’s, Home Depot, Lowe’s and Best Buy are some of the national retailers with which we compete. Home Depot and Lowe’s are major competitors in relation to our home appliance business, which accounted for approximately 16% of our 2010 and 15% of our 2009 and 2008 reported revenues. Sears Canada competes in Canada with Hudson’s Bay Company and certain U.S.-based competitors, including those mentioned above, that may be expanding into Canada. Success in these competitive marketplaces is based on factors such as price, product assortment and quality, service and convenience, including availability of retail-related services such as access to credit, product delivery, repair and installation. Additionally, we are influenced by a number of factors including, but not limited to, the cost of goods, consumer debt availability and buying patterns, economic conditions, customer preferences, inflation, currency exchange fluctuations, weather patterns, and catastrophic events. Item 1A in this report on Form 10-K contains further information regarding risks to our business.

Employees

At January 29, 2011, we had approximately 280,000 employees in the United States and U.S. territories, and approximately 32,000 employees in Canada through Sears Canada. These employee counts include part-time employees.

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

The retail industry is highly competitive with few barriers to entry. We compete with a wide variety of retailers, including other department stores, discounters, home improvement stores, home appliances and consumer electronics retailers, auto service providers, specialty retailers, wholesale clubs and many other competitors operating on a national, regional or local level. Some of our competitors are actively engaged in new store expansion. Online and catalog businesses, which handle similar lines of merchandise, also compete with us. In this competitive marketplace, success is based on factors such as price, product assortment and quality, service and convenience.

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

Our business has been and will continue to be affected by worldwide economic conditions; a failure of the economy to sustain its recovery, a renewed decline in consumer-spending levels and other conditions, including inflation, could lead to reduced revenues and gross margins, and negatively impact our liquidity.

Many economic and other factors are outside of our control, including consumer and commercial credit availability, consumer confidence and spending levels, inflation, employment levels, housing sales and remodels, consumer debt levels, fuel costs and other challenges currently affecting the global economy, the full impact of which on our business, results of operations and financial condition cannot be predicted with certainty. These economic conditions adversely affect the disposable income levels of, and the credit available to, our customers, which could lead to reduced demand for our merchandise. Also affected are our vendors, upon which we depend to provide us with financing on our purchases of inventory and services. Our vendors could seek to change either the availability of vendor credit to us or other terms under which they sell to us, or both, which could negatively impact our liquidity. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver inventory or other services. Certain of our vendors also are experiencing increases in the cost of various raw materials, such as cotton, oil-related materials, steel and rubber, which could result in increases in the prices that we pay for merchandise, particularly apparel, appliances and tires.

In addition to credit terms from vendors, our liquidity needs are funded by our operating cash flows and, to the extent necessary, borrowings under our credit agreements and commercial paper program. The availability of financing depends on numerous factors, including economic and market conditions, our credit ratings, and lenders’ assessments of our prospects and the prospects of the retail industry in general. The lenders under our credit facilities may not be able to meet their commitments if they experience shortages of capital and liquidity and there can be no assurance that our ability to otherwise access the credit markets, will not be adversely affected by changes in the financial markets and the global economy.

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

Our business is seasonal, with a high proportion of revenues, operating income and operating cash flows being generated during the fourth quarter of our year, which includes the holiday season. As a result, our fourth quarter operating results significantly impact our annual operating results. Our fourth quarter operating results may fluctuate significantly, based on many factors, including holiday spending patterns and weather conditions.

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

Accordingly, our results for any one quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may increase or decrease. For more information on our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report on Form 10-K.

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

Given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that result in the compromise of confidential customer data, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our systems are breached, damaged or cease to function properly, we may have to make a significant investment to fix or replace them, we may suffer interruptions in our operations in the interim, we may face costly litigation, and our reputation with our customers may be harmed. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations. In addition, we are pursuing complex initiatives to transform our information technology processes and systems. The risk of disruption is increased in periods where such complex and significant systems changes are undertaken.

We rely on third parties to provide us with services in connection with the administration of certain aspects of our business.

We have entered into agreements with third-party service providers (both domestic and overseas) to provide processing and administrative functions over a broad range of areas, and we may continue to do so in the future. These areas include finance and accounting, information technology, call center, human resources and procurement functions. Services provided by third parties as a part of outsourcing initiatives could be interrupted as a result of many factors, such as acts of God or contract disputes, and any failure by third parties to provide us with these services on a timely basis or within our service level expectations and performance standards could result in a disruption of our business. In addition, to the extent we are unable to maintain our outsourcing arrangements, we would incur substantial costs, including costs associated with hiring new employees, in order to return these services in-house.

We could incur charges due to impairment of goodwill, intangible and long-lived assets.

At January 29, 2011, we had goodwill and intangible asset balances of $4.5 billion, which are subject to periodic testing for impairment. Our long-lived assets, primarily stores, also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow within each of our reporting units, for sales of our branded products or at individual store locations could result in impairment charges for goodwill and intangible assets or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Impairment charges, if any, resulting from the periodic testing are non-cash. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization. Therefore, a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. See Note 13 to our Consolidated Financial Statements for further information.

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

Affiliates of Edward S. Lampert, the Chairman of our Board of Directors, beneficially own approximately 60% of the outstanding shares of our common stock. These affiliates are controlled, directly or indirectly, by Mr. Lampert. Accordingly, these affiliates, and thus Mr. Lampert, have substantial influence over many, if not all, actions to be taken or approved by our shareholders, including the election of directors and any transactions involving a change of control.

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

We have unfunded obligations under our domestic and foreign pension and postretirement benefit plans. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent years.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table summarizes the locations of our Kmart and Sears Domestic stores at January 29, 2011:

	Kmart		Sears Domestic
State/Territory	Discount Stores	Super Centers	Full-line Mall Stores	Sears Essentials/ Grand Stores	Specialty Stores
Alabama	25	—	11	2	30
Alaska	—	—	3	—	3
Arizona	17	—	14	1	20
Arkansas	5	—	7	—	36
California	100	—	80	8	146
Colorado	17	—	13	2	24
Connecticut	7	—	8	1	13
Delaware	6	—	4	—	5
District of Columbia	—	—	—	—	1
Florida	88	—	54	5	44
Georgia	36	—	21	1	50
Hawaii	7	—	6	—	1
Idaho	8	—	6	—	6
Illinois	55	4	37	6	60
Indiana	33	4	20	—	42
Iowa	24	—	11	—	23
Kansas	11	—	9	1	24
Kentucky	29	—	11	1	26

	Kmart		Sears Domestic
State/Territory	Discount Stores	Super Centers	Full-line Mall Stores	Sears Essentials/ Grand Stores	Specialty Stores
Louisiana	11	—	13	—	23
Maine	6	—	6	—	12
Maryland	21	—	19	2	12
Massachusetts	18	—	21	1	12
Michigan	72	6	26	2	39
Minnesota	28	—	12	—	41
Mississippi	6	—	8	—	25
Missouri	25	—	11	4	51
Montana	10	—	3	—	7
Nebraska	8	—	4	—	11
Nevada	10	—	4	1	10
New Hampshire	6	—	6	2	8
New Jersey	36	—	20	2	20
New Mexico	15	—	7	—	10
New York	55	1	45	—	35
North Carolina	47	—	25	—	40
North Dakota	7	—	4	—	5
Ohio	58	9	41	2	59
Oklahoma	9	—	11	—	20
Oregon	14	—	9	—	26
Pennsylvania	95	2	45	2	38
Rhode Island	1	—	2	—	2
South Carolina	27	—	14	1	18
South Dakota	9	—	2	—	5
Tennessee	34	—	23	—	26
Texas	20	—	59	1	109
Utah	15	—	5	2	11
Vermont	3	—	2	—	10
Virginia	41	2	23	1	29
Washington	18	—	23	—	18
West Virginia	16	1	8	—	9
Wisconsin	32	—	15	1	40
Wyoming	9	—	2	—	7
Puerto Rico	23	—	9	—	11
U.S. Virgin Islands	4	—	—	—	—
Guam	1	—	—	—	1

Totals	1,278	29	842	52	1,354

	Kmart		Sears Domestic			Sears Canada		Total
	Discount Stores	Super Centers	Full-line Mall Stores	Sears Essentials/ Grand Stores	Specialty Stores	Full-line Stores	Specialty Stores
Owned	177	20	514	17	90	14	2	834
Leased	1,101	9	328	35	324	108	72	1,977
Independently-owned and operated stores	—	—	—	—	940	—	287	1,227

Stores at January 29, 2011	1,278	29	842	52	1,354	122	361	4,038

In addition, at January 29, 2011, we had 38 domestic supply chain distribution centers, of which 12 were owned and 26 were leased for terms ranging from 3 to 5 years. Of the total, 11 primarily support Kmart store locations, 23 primarily support Sears stores and 4 support both Sears and Kmart stores. We also had 480 domestic store warehouses, customer call centers and service facilities (including 26 facilities related to our appliance builder/distributor business), most of which are leased for terms ranging generally from 3 to 5 years or are part of other facilities included in the above table.

Our principal executive offices are located on a 200-acre site owned by us at the Prairie Stone office park in Hoffman Estates, Illinois. The complex consists of six interconnected office buildings totaling approximately two million gross square feet of office space. In addition, we have a campus in Dodgeville, Wisconsin supporting the corporate headquarters, distribution center and customer sales/service operations for Land’s End. We also own an 86,000 square foot office building in Troy, Michigan. We operate numerous buying offices throughout the world that procure product internationally, as well as an information technology center in Pune, India.

At January 29, 2011, Sears Canada operated a total of 122 full-line stores, 361 specialty stores (including 48 furniture and appliance stores, 268 dealer stores operated under independent local ownership, 4 appliance and mattress stores, 30 Corbeil stores, and 11 outlet stores), 20 floor covering stores, 1,822 catalog pick-up locations and 108 travel offices.

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

Item 103 of SEC Regulation S-K requires that we disclose legal proceedings to which the Company and a governmental authority is a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Disclosure also is required as to any such proceedings known by us to be contemplated by governmental authorities. In that connection, we note that our Orchard Supply Hardware subsidiary (“OSH”) has received a notice of violation from the California South Coast Air Quality Management District (“SCAQMD”) alleging that OSH stores that are located in the SCAQMD jurisdiction sold architectural coating products that exceed the current SCAQMD limitations on volatile organic compounds. The parties are currently negotiating toward a resolution of this matter.

See Part II, Item 8, “Financial Statements—Notes to Consolidated Financial Statements,” Note 19—“Legal Proceedings,” for additional information regarding legal proceedings, which information is incorporated herein by this reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and information sets forth the names of our executive officers, their current positions and offices with the Company, the date they first became executive officers of the Company, their current ages, and their principal employment during the past five years.

Name	Position	Date First Became an Executive Officer		Age
Louis J. D’Ambrosio	Chief Executive Officer and President	2011		46
Scott J. Freidheim	Executive Vice President and President – Kenmore, Craftsman & DieHard	2009		45
John D. Goodman	Executive Vice President, Apparel and Home	2009		46
W. Bruce Johnson	Executive Vice President – Off-Mall Businesses and Supply Chain	2005	*	59
Michael D. Collins	Senior Vice President and Chief Financial Officer	2008		47
Dane A. Drobny	Senior Vice President, General Counsel and Corporate Secretary	2010		43
William R. Harker	Senior Vice President	2006		38
William K. Phelan	Senior Vice President, Controller and Chief Accounting Officer	2005	*	48

*	Became an executive officer of Holdings upon the completion of the Merger on March 24, 2005.

Mr. D’Ambrosio joined the Company as our Chief Executive Officer and President in February 2011. He served as the President and Chief Executive Officer of Avaya Inc. from July 2006 to June 2008. He also served as a director of Avaya from November 2006 to June 2008. Mr. D’Ambrosio was previously Avaya’s Senior Vice President and President, Global Sales and Marketing from November 2005 until July 2006. From January 2004 until November 2005, Mr. D’Ambrosio served as Avaya’s Group Vice President, Global Sales, Channels and Marketing. From December 2002 until December 2003, Mr. D’Ambrosio was Avaya’s Group Vice President, Avaya Global Services. Before joining Avaya, Mr. D’Ambrosio spent 16 years at International Business Machines Corporation, where he held several executive posts and was a member of the worldwide management committee. His roles included leading strategy for global services, sales and marketing for software, and industry operations for Asia Pacific. Mr. D’Ambrosio currently serves as the Non-Executive Chairman of the Board of Directors of Sensus (Bermuda 2) Ltd. and Sensus USA Inc., a clean technology company.

Mr. Freidheim joined the Company as Executive Vice President, Operating and Support Businesses in January 2009. In February 2011, Mr. Freidheim was elected Executive Vice President, President-Kenmore, Craftsman & DieHard. Prior to joining the Company, Mr. Freidheim served as an Executive Vice President and Chief Administrative Officer from September 2008 to December 2008 and Executive Vice President and Co-Chief Administrative Officer of Lehman Brothers Holdings Inc. (“Lehman Brothers”) from October 2006 to September 2008. Mr. Freidheim also served as Managing Director—Office of the Chairman from 1996 to 2007. Mr. Freidheim served as Global Head of Strategy of Lehman Brothers from 2005 to 2007 and Global Head of Corporate Communications, Advertising, Marketing and Brand of Lehman Brothers from 2003 to 2007. In September 2008, Lehman Brothers filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York.

Mr. Goodman joined the Company as Executive Vice President, Apparel and Home in November 2009. Mr. Goodman also served as our President, Kmart Apparel from November 2009 until February 2010. Mr. Goodman, who served as Chief Apparel and Home Officer from January 2004 until May 2005 for Kmart, was the Chief Executive Officer for apparel retailer Charlotte Russe Holding Inc. from November 2008 to October 2009. He served as the President and Chief Executive Officer of Mervyn’s LLC, a department store chain, from April 2008 to October 2008 and as President of the Dockers® brand at Levi Strauss and Co., an apparel company, from May 2005 to April 2008. In July 2008, Mervyn’s LLC filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. In October 2008, Mervyn’s LLC announced that it would liquidate its assets through Chapter 7 of the United States Bankruptcy Code.

Mr. Johnson was elected as the Company’s Executive Vice President—Off-Mall Businesses and Supply Chain in February 2011. He served as the Company’s interim Chief Executive Officer and President from February 2008 to February 2011. He previously served as the Company’s Executive Vice President, Supply Chain and Operations since the Merger. He joined Kmart in October 2003 as Senior Vice President, Supply Chain and Operations.

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

Mr. Drobny joined us as Senior Vice President, General Counsel and Corporate Secretary in May 2010. Prior to joining Holdings, he practiced law with the law firm of Winston & Strawn LLP, most recently as Capital Partner, from September 1993 until May 2010.

Mr. Harker joined the Company as Vice President and Chief Counsel in September 2005. He became Vice President, Acting General Counsel and Corporate Secretary in January 2006. In April 2006, Mr. Harker was elected Senior Vice President, Acting General Counsel and Corporate Secretary. He served as the Company’s General Counsel and Corporate Secretary from December 2006 to May 2010 and also served as our Senior Vice President, Human Resources, from February 2008 to August 2009. Prior to joining Holdings, he practiced corporate law with the law firm of Wachtell, Lipton, Rosen and Katz. Mr. Harker is also the Executive Vice President and General Counsel of ESL Investments, Inc., a private investment firm, and has served in that capacity since February 2011. Mr. Harker has served as a director of Sears Canada since November 2008.

Mr. Phelan was elected Senior Vice President and Controller of the Company in September 2007. From December 2007 until December 2008, Mr. Phelan also served as the Company’s Treasurer. From the consummation of the Merger until September 2007, Mr. Phelan served as Vice President and Controller. Prior to the consummation of the Merger, he served as Assistant Controller of Sears.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holdings’ common stock is quoted on The NASDAQ Stock Market under the ticker symbol SHLD. There were 16,320 shareholders of record at February 28, 2011. The quarterly high and low sales prices for Holdings’ common stock are set forth below.

	Fiscal Year 2010
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$124.96	$125.42	$78.92	$79.97
Low	$88.36	$59.21	$60.12	$62.02

	Fiscal Year 2009
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$63.57	$71.99	$79.35	$106.06
Low	$34.27	$49.80	$60.30	$65.71

Holdings has not paid and does not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information

The following table reflects information about securities authorized for issuance under our equity compensation plans at January 29, 2011.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans*
Equity compensation plans approved by security holders	—	—	529,586
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	529,586

*	Represents shares of common stock that may be issued pursuant our 2006 Stock Plan. Excludes shares covered by an outstanding plan award that, subsequent to January 29, 2011, ultimately are not delivered on an unrestricted basis (for example, because the award is forfeited, canceled, settled in cash or used to satisfy tax withholding obligations). Awards under the 2006 Stock Plan may be restricted stock awards, a grant of shares of our common stock in connection with an award made under a long-term incentive plan, or certain other awards.

Stock Performance Graph

Comparison of Five-Year Cumulative Stockholder Return

The following graph compares the cumulative total return to stockholders on Holdings’ common stock from January 27, 2006 through January 28, 2011, the last trading day before the end of our 2010 year, with the return on the S&P 500 Stock Index, the S&P 500 Retailing Index and the S&P 500 Department Stores Index for the same period. The graph assumes an initial investment of $100 on January 27, 2006 in each of our common stock, the S&P 500 Stock Index, the S&P Retailing Index and the S&P 500 Department Stores Index.

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

	Jan. 27, 2006	Feb. 2, 2007	Feb. 1, 2008	Jan. 30, 2009	Jan. 29, 2010	Jan. 28, 2011
Sears Holdings	$100.00	$143.79	$87.92	$33.22	$75.72	$61.76
S&P 500 Stock Index	$100.00	$115.03	$112.92	$68.46	$91.15	$110.53
S&P 500 Retailing Index	$100.00	$115.11	$93.95	$58.51	$91.01	$115.96
S&P 500 Department Stores Index	$100.00	$143.82	$91.83	$43.37	$72.51	$83.16

Purchase of Equity Securities

The following table provides information about shares of common stock we acquired during the fourth quarter of 2010. During the quarter ended January 29, 2011, we repurchased 1.2 million of our common shares at a total cost of $77 million under our common share repurchase program. At January 29, 2011, we had $187 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 31, 2010 to November 27, 2010	281,657	$63.75	278,638	$63.72
November 28, 2010 to January 1, 2011	886,733	67.18	882,448	67.18
January 2, 2011 to January 29, 2011	1,913	75.68	—	—

Total	1,170,303	$66.37	1,161,086	$71.76	$187,000,000

(1)	Includes 9,217 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. These shares were acquired during the quarter as follows:

October 31, 2010 to November 27, 2010	3,019
November 28, 2010 to January 1, 2011	4,285
January 2, 2011 to January 29, 2011	1,913

Total	9,217

(2)

Our common share repurchase program was initially announced on September 14, 2005 and has a total authorization since inception of the program of $6.0 billion. The program has no stated expiration date.

Item 6.	Selected Financial Data

The table below summarizes our recent financial information. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and notes thereto in Item 8.

	Fiscal
dollars in millions, except per share and store data	2010	2009	2008	2007	2006(1)
Summary of Operations
Total revenues(2)	$43,326	$44,043	$46,770	$50,703	$53,016
Domestic comparable sales %	(1.6)%	(5.1)%	(8.0)%	(4.3)%	(3.7)%
Net income attributable to Holdings’ shareholders(3)	133	235	53	826	1,492
Per Common Share
Basic:
Net income attributable to Holdings’ shareholders	$1.19	$1.99	$0.42	$5.71	$9.59
Diluted:
Net income attributable to Holdings’ shareholders	$1.19	$1.99	$0.42	$5.70	$9.58
Holdings’ book value per common share	$78.19	$79.21	$76.91	$80.59	$82.60
Financial Data
Total assets	$24,268	$24,808	$25,342	$27,397	$29,906
Long-term debt	2,130	1,123	1,527	1,922	2,109
Long-term capital lease obligations	533	575	605	684	734
Capital expenditures	441	361	497	570	508
Number of stores	4,038	3,950	3,948	3,876	3,820

(1)

During the fourth quarter of 2007, Sears Canada changed its year end from the Saturday nearest December 31st to the Saturday nearest January 31st. This change was retrospectively applied to prior year amounts reported in the 2006 column as required by accounting standards for reporting changes in accounting.

(2)	We follow a retail-based financial reporting calendar. Accordingly, our 2006 results reflect the 53-week period ended February 3, 2007 whereas years 2010, 2009, 2008, and 2007 contained 52-weeks.

(3)

The periods presented were impacted by certain significant items, which affected the comparability of amounts reflected in the above selected financial data. For 2010, 2009, and 2008, these significant items are discussed within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” 2007 results include the impact of a $14 million loss derived from our investments in total return swaps, a $27 million curtailment gain recorded in connection with changes made to Sears Canada’s benefit plans and a $19 million gain related to insurance recoveries for certain Sears Domestic properties damaged by hurricanes during 2005. 2006 results include the impact of a $74 million gain derived from our investments in total return swaps, $36 million related to the June 2006 settlement of Visa/MasterCard antitrust litigation, a tax benefit of $31 million related to the resolution of certain income tax matters, restructuring charges of $28 million, a $41 million gain on the sale of Kmart’s former headquarters building, and a charge of $74 million related to an unfavorable verdict in connection with a legal settlement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have divided our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” into the following six sections:

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

OVERVIEW OF HOLDINGS

Holdings is the parent company of Kmart and Sears. We are a broadline retailer and, at the end of 2010, had 2,201 Kmart and domestic full-line stores and 1,354 specialty retail stores in the United States operating through Kmart and Sears and 483 full-line and specialty retail stores in Canada operating through Sears Canada, a 92%-owned subsidiary.

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

The retail industry is highly competitive and as such, Holdings faces significant challenges, including the current macroeconomic environment, as many of our product categories are impacted by the housing market and availability of credit to our customers. The retail industry is also rapidly evolving as retail is increasingly impacted by new technologies and social media. We believe that this evolution provides us with significant growth opportunities, if we are able to transform our portfolio of businesses by leveraging our existing store network with emerging technologies to develop lasting relationships with our customers. Over the past 12 months, we have worked hard to improve our stores, while also taking steps to reposition ourselves for retail in the 21st century.

Our existing store base is a significant asset, as our 4,000 stores provide us with a physical presence in almost all major communities in the United States and Canada. We have been working to improve our existing stores in a number of ways. First and foremost, we are using technology to transform our store experiences and we continue to innovate as an integrated retailer, offering our customers a seamless experience across channels under the Shop Your Way banner. Shop Your Way represents our commitment to providing our customers the opportunity to buy whatever they want, wherever they want and whenever they want. Second, we have developed a framework for experimentation across business units in some of our most important markets and have identified several initiatives to be rolled out based on test results and customer feedback. Third, our efforts to improve basic store execution produced nearly double-digit increases in our customer service scores year-over-year at both Sears and Kmart.

Improving our store experience is just one part of becoming the preferred destination for our customers. We have focused much of our efforts in emerging areas of retail, like our rewards program and our online platforms.

We launched our Shop Your Way Rewards program late in 2009 and continued to grow membership and capabilities in 2010. The Shop Your Way Rewards program is intended to transition Sears Holdings from serving customers to building relationships with members. We believe that Shop Your Way Rewards will allow us to learn more about our individual customers and therefore position us to better meet their needs. The Shop Your Way Rewards program will also enhance our ability to communicate with customers digitally. Such digital communication tools present a new opportunity to personalize our messages and make them more individually relevant.

We also made a great deal of progress in 2010 on our online and mobile properties. We greatly expanded our assortment, improved our website performance and multichannel capabilities, created innovative mobile apps, and developed social capabilities. Several industry sources recognized us for the speed and performance of our website during the holidays. Other specific examples include:

•	We grew our Marketplace assortment to more than 17 million items. The Sears.com Marketplace provides sellers with access to millions of customers through a variety of fulfillment options.

•

MyGofer expanded its fulfillment options in a variety of ways, as well as serving as the engine behind additional integrated retail efforts. MyGofer.com provides features and benefits designed to create a one-stop shopping experience, offering a range of quality products including groceries, prescriptions, health and beauty products, and electronics. MyGofer was created to provide our customers with speed and convenience – the same day a customer places an order, it is ready within hours, with pickup now available in over 600 stores.

•

With regards to social media, we deployed a variety of campaigns and applications to make our experiences more engaging and “sticky,” both on sites like Facebook and Twitter, as well as on sears.com. Social shopping platforms empower customers to get real-time feedback and recommendations from personal, extended and local networks, thus allowing them to make more informed, smarter shopping decisions. A variety of different experiences are currently available on the web and on mobile phones that allow customers to take advantage of social tools including liking, sharing, rating and reviewing products. We intend to build on our early learnings to make social shopping more central to our overall experiences.

We will continue to invest in our online properties. By integrating our vast store network with our online properties, we believe that Sears Holdings will succeed in the rapidly evolving retail environment. The web and mobile platforms integrate shopping and marketing in a very different way than stores and traditional media have in the past.

RESULTS OF OPERATIONS

Fiscal Year

Our fiscal year end is the Saturday closest to January 31st each year. Fiscal years 2010, 2009 and 2008 all consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal year	Ended	Weeks
2010	January 29, 2011	52
2009	January 30, 2010	52
2008	January 31, 2009	52

Holdings’ Consolidated Results

Holdings’ consolidated results of operations for 2010, 2009, and 2008 are summarized as follows:

millions, except per share data	2010	2009	2008
REVENUES

Merchandise sales and services	$43,326	$44,043	$46,770

COSTS AND EXPENSES
Cost of sales, buying and occupancy	31,448	31,824	34,118
Gross margin dollars	11,878	12,219	12,652
Margin rate	27.4%	27.7%	27.1%
Selling and administrative	10,571	10,654	11,060
Selling and administrative expense as a percentage of revenues	24.4%	24.2%	23.6%
Depreciation and amortization	900	926	981
Impairment charges	—	—	360
Gain on sales of assets	(67)	(74)	(51)

Total costs and expenses	42,852	43,330	46,468

Operating income	474	713	302
Interest expense	(310)	(265)	(272)
Interest and investment income	36	33	46
Other income (loss)	(14)	(61)	108

Income before income taxes	186	420	184
Income taxes	(36)	(123)	(85)

Net income	150	297	99
Income attributable to noncontrolling interests	(17)	(62)	(46)

NET INCOME ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$133	$235	$53

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Diluted earnings per share	$1.19	$1.99	$0.42
Diluted weighted average common shares outstanding	111.7	117.9	127.0

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales results for 2010 were calculated based on the 52-week period ended January 29, 2011.

2010 Compared to 2009

Net Income Attributable to Holdings’ Shareholders

We recorded net income attributable to Holdings’ shareholders of $133 million ($1.19 per diluted share) for 2010 and $235 million ($1.99 per diluted share) in 2009. Our results for 2010 and 2009 were affected by a number of significant items. Our net income, as adjusted for these significant items was $231 million ($2.07 per diluted share) for 2010 and $376 million ($3.19 per diluted share) for 2009. The decrease in net income for the year reflects a decrease in operating income of $239 million, primarily due to a decline in gross margin, due to lower overall revenues, partially offset by a decline in selling and administrative expenses.

In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. We believe GAAP measures “As Adjusted” serve as appropriate measures to be used in evaluating the performance of our business and we adjust incentive compensation metrics for our executive management team for these same items. Furthermore, we believe our use of GAAP measures “As Adjusted,” including Diluted Income per Share “As Adjusted,” provides an appropriate measure to use in assessing our performance across periods, given that this measure provides an adjustment for certain significant items, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings we report for a given period. Accordingly, we consider the aggregate impact of these items, along with reported results, in reviewing and evaluating our financial performance. However, we do not, and do not recommend that you solely use GAAP measures “As Adjusted” to assess our financial performance or to formulate investment decisions, as the measures may exclude a number of important cash and non-cash recurring items. The following tables set forth results of operations on a GAAP and “As Adjusted” basis, as well as the impact each significant item had on specific income and expense amounts reported in our Consolidated Statements of Income during years 2010, 2009 and 2008.

	Fiscal 2010 (Year ended January 29, 2011)
millions, except per share data	GAAP	Domestic Pension Expense	Mark-to- Market Losses	Closed Store Reserve and Severance	Gain on Sale of Real Estate	Canadian Dividend Tax Impact	Tax Matters	As Adjusted
Cost of sales, buying and occupancy impact	$31,448	$—	$—	$(12)	$—	$—	$—	$31,436
Selling and administrative impact	10,571	(120)	—	(14)	—	—	—	10,437
Depreciation and amortization impact	900	—	—	(10)	—	—	—	890
Gain on sales of assets impact	(67)	—	—	—	35	—	—	(32)
Operating income impact	474	120	—	36	(35)	—	—	595
Other loss impact	(14)	—	6	—	—	—	—	(8)
Income tax expense impact	(36)	(24)	(1)	(6)	7	9	(13)	(64)
Noncontrolling interest impact	(17)	—	(1)	—	—	—	—	(18)
After tax and noncontrolling interest impact	133	96	4	30	(28)	9	(13)	231
Diluted income per share impact	$1.19	$0.86	$0.04	$0.27	$(0.25)	$0.08	$(0.12)	$2.07

	Fiscal 2009 (Year ended January 30, 2010)
millions, except per share data	GAAP	Domestic Pension Expense	Mark-to- Market Gains	Closed Store Reserve and Severance	Gain on Sale of Sears Canada Headquarters	Visa / MasterCard Settlement	Tax Matters	As Adjusted
Cost of sales, buying and occupancy impact	$31,824	$—	$—	$(37)	$—	$—	$—	$31,787
Selling and administrative impact	10,654	(170)	—	(82)	—	32	—	10,434
Depreciation and amortization impact	926	—	—	(12)	—	—	—	914
Gain on sales of assets impact	(74)	—	—	—	44	—	—	(30)
Operating income impact	713	170	—	131	(44)	(32)	—	938
Other loss impact	(61)	—	33	—	—	—	—	(28)
Income tax expense impact	(123)	(50)	(8)	(38)	10	10	(41)	(240)
Noncontrolling interest impact	(62)	—	(9)	(3)	12	—	—	(62)
After tax and noncontrolling interest impact	235	120	16	90	(22)	(22)	(41)	376
Diluted income per share impact	$1.99	$1.02	$0.14	$0.77	$(0.19)	$(0.19)	$(0.35)	$3.19

	Fiscal 2008 (Year ended January 31, 2009)
millions, except per share data	GAAP	Impairments	Mark-to- Market Gains	Closed Store Reserve and Severance	Legal Settlement	Repurchase of Debt Securities	Tax Matters	As Adjusted
Cost of sales, buying and occupancy impact	$34,118	$—	$—	$(36)	$—	$—	$—	$34,082
Selling and administrative impact	11,060	—	—	(41)	62	—	—	11,081
Impairment charges impact	360	(360)	—	—	—	—	—	—
Operating income impact	302	360	—	77	(62)	—	—	677
Interest expense impact	(272)	—	—	—	—	(13)	—	(285)
Other income impact	108	—	(81)	—	—	—	—	27
Income tax expense impact	(85)	(107)	26	(30)	25	5	(8)	(174)
Noncontrolling interest impact	(46)	(52)	22	—	—	—	—	(76)
After tax and noncontrolling interest impact	53	201	(33)	47	(37)	(8)	(8)	215
Diluted income per share impact	$0.42	$1.57	$(0.26)	$0.37	$(0.29)	$(0.06)	$(0.06)	$1.69

Contributions to our pension plans remain a significant use of our cash on an annual basis. While Sears Holdings’ pension plan is frozen, and thus associates do not currently earn pension benefits, we have a legacy pension obligation for past service performed by Kmart and Sears, Roebuck and Co. associates. The annual pension expense included in our financial statements related to these legacy domestic pension plans was relatively minimal in years prior to 2009. However, due to the severe decline in the capital markets that occurred in the latter part of 2008, our domestic pension expense was $120 million in 2010 and $170 million in 2009.

During 2010, Sears Canada paid $754 million in dividends of which Holdings received $639 million. As Sears Canada is a consolidated subsidiary of Holdings, no income was recognized on the receipt of the dividend. However, Holdings did record $9 million of income tax expense related to the dividend.

Revenues and Comparable Store Sales

Revenues declined $717 million, or 1.6%, to $43 billion, in 2010 from $44 billion in 2009. The decrease was primarily due to lower comparable store sales and the impact of having fewer Kmart and Sears full-line stores in operation during 2010. Revenues included a $433 million increase due to foreign currency exchange rates.

Domestic comparable store sales declined 1.6% in the aggregate, with an increase at Kmart of 0.7% and a decline at Sears Domestic of 3.6% in 2010. The Kmart improvement was driven by increases in most categories, with higher increases in the apparel, footwear, jewelry, sporting goods and toys categories, partially offset by declines in the food and consumables and pharmacy categories. Declines in sales at Sears Domestic were primarily driven by the hardlines categories, as well as apparel. Over half of the total decline occurred in the consumer electronics category. In contrast, Sears’ footwear, jewelry and automotive categories generated comparable store sales growth during the period.

Gross Margin

We generated $11.9 billion in gross margin in 2010 and $12.2 billion in 2009. Current year gross margin dollars include an increase of $142 million related to the impact of foreign currency exchange rates and charges of $12 million for markdowns recorded in connection with store closings announced during 2010. Gross margin for 2009 included a $37 million charge for markdowns recorded in connection with store closings. Gross margin declined $341 million as compared to the prior year, primarily due to declines in sales and margin rate at Sears Domestic and Sears Canada, partially offset by an increase in gross margin and margin rate at Kmart.

Sears Domestic’s gross margin as a percentage of merchandise sales and services revenue (“margin rate”) decreased 100 basis points mainly due to reduced margin rates in home services and appliances. Sears Canada’s margin rate declined 180 basis points due to price compression in the appliance and electronics categories, as well as an increase in promotional and clearance markdowns related to a challenging economic environment. These declines were partially offset by an increase in margin rate of 110 basis points at Kmart, in part as a result of an increase in sales of higher margin categories such as apparel and sporting goods.

The cost of our merchandise sales and services is impacted by commodity prices for various raw materials, such as cotton, oil-related materials, steel and rubber, which could result in increases in prices that we pay for merchandise. This may adversely affect our results in 2011.

Selling and Administrative Expenses

Our selling and administrative expenses decreased $83 million in 2010 to $10.6 billion and included incremental expenses of $135 million related to our continued investment in our multi-channel capabilities and launch of our Shop Your Way Rewards program and an increase of $97 million related to the impact of foreign currency exchange rates. The decrease includes a $100 million reduction in payroll and benefits expense, a $31 million reduction in advertising expense and a $41 million reduction in insurance expense, as well as reductions in various other expense categories. Selling and administrative expenses for 2010 were impacted by domestic pension plan expense of $120 million and store closing costs and severance of $14 million. Selling and administrative expenses for 2009 were impacted by domestic pension plan expense of $170 million and store closing costs and severance of $82 million, partially offset by a gain of $32 million recorded in connection with the settlement of Visa/MasterCard antitrust litigation.

Selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) were 24.4% for 2010 and 24.2% for 2009. The increase in our selling and administrative expense rate is primarily the result of lower expense leverage given lower overall sales.

Depreciation and Amortization

Depreciation and amortization expense decreased by $26 million during 2010 to $900 million. The decrease is primarily attributable to having fewer assets available for depreciation.

Gain on Sales of Assets

We recorded a gain on the sales of assets of $67 million during 2010 and $74 million in 2009. Gain on sales of assets for 2010 and 2009 were impacted by the recognition of previously deferred gains on sales of assets.

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

Sears Canada sold its headquarters office building and adjacent land in Toronto, Ontario in August 2007. Sears Canada leased back the property under a leaseback agreement through March 2009, at which time it finished its relocation of all head office operations to previously underutilized space in the Toronto Eaton Centre, Ontario. Given the terms of the leaseback, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred, and the resulting $44 million gain was recognized when Sears Canada no longer occupied the associated property in 2009.

Operating Income

Operating income was $474 million for 2010 and $713 million for 2009. Operating income decreased $239 million and was the result of reductions in gross margin, partially offset by lower selling and administrative expenses. Operating income for 2010 includes expenses of $156 million related to domestic pension plans, store closings and severance and a $35 million gain recognized on the sale of a Sears Auto Center. Operating income for 2009 includes expenses of $301 million related to domestic pension plans, store closings and severance, a $44 million gain recognized by Sears Canada on the sale of its former headquarters, and a $32 million gain recorded in connection with the settlement of Visa/MasterCard antitrust litigation.

Interest Expense

We incurred $310 million in interest expense during 2010 and $265 million in 2009. Our interest expense increased primarily due to an increase in average total debt balances throughout 2010.

Other Income (Loss)

Other income (loss) is primarily comprised of mark-to-market and settlement gains and losses on Sears Canada hedge transactions. Total net mark-to-market and settlement losses of $15 million were recorded on these transactions in 2010. Total net mark-to-market and settlement losses of $67 million were recorded on these transactions in 2009. See Notes 4 and 5 to the Consolidated Financial Statements for further information regarding these transactions.

Income Taxes

Our effective tax rate was 19.4% in 2010 and 29.3% in 2009. The decrease in our tax rate is primarily due to lower taxable income and the resolution of certain federal and state income tax matters during 2010, which resulted in a $13 million tax benefit.

2009 Compared to 2008

Net Income Attributable to Holdings’ Shareholders

We recorded net income attributable to Holdings’ shareholders of $235 million ($1.99 per diluted share) for 2009 and $53 million ($0.42 per diluted share) in 2008. Our results for 2009 and 2008 were affected by a number of significant items. Our net income, as adjusted for these significant items was $376 million ($3.19 per diluted share) for 2009 and $215 million ($1.69 per diluted share) for 2008. The increase in net income for the year reflects an increase in operating income of $411 million, primarily due to a decline in selling and administrative expenses and the below noted significant items, partially offset by a decline in gross margin dollars.

Revenues and Comparable Store Sales

Revenues declined $2.8 billion, or 5.8%, to $44 billion, in 2009 from $46.8 billion in 2008. The decrease was primarily due to lower comparable store sales and the impact of having 62 fewer Kmart and Sears full-line stores in operation during 2009, and includes a $142 million decline due to foreign currency exchange rates.

Domestic comparable store sales declined 5.1% in the aggregate, and included a modest decline at Kmart of 0.8% and a decline at Sears Domestic of 8.7% in 2009. The decline in comparable store sales at Kmart was primarily driven by lower sales in the apparel and food and consumables categories, partially offset by increases in the toys category, as well as the benefit of assuming the operations of its footwear business from a third party effective January 2009. Declines in sales at Sears Domestic reflect decreases in the home appliance, lawn & garden, and home electronics categories.

Gross Margin

We generated $12.2 billion in gross margin in 2009 and $12.7 billion in 2008. The total decline of $433 million primarily reflects the impact of lower overall sales on our gross margin and includes a $50 million decline related to the impact of foreign currency exchange rates on gross margin at Sears Canada. Our gross margin was also impacted by charges of $37 million and $36 million recorded in cost of sales for margin related expenses taken in connection with store closings announced during 2009 and 2008, respectively.

While gross margin dollars declined, our margin rate increased 60 basis points to 27.7% in 2009 from 27.1% for 2008. The increase was a result of improvements in margin rate of 110 basis points at Sears Domestic, 20 basis points at Kmart, and 90 basis points at Sears Canada. Increases in our margin rate stem from improvements in merchandise cost and reduced clearance markdowns as a result of better inventory management.

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

Selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) were 24.2% for 2009 and 23.6% for 2008. The increase in our selling and administrative expense rate is primarily the result of the above noted significant items, as well as lower expense leverage given lower overall sales.

Depreciation and Amortization

Depreciation and amortization expense decreased by $55 million during 2009 to $926 million. The decrease is primarily attributable to having fewer assets available for depreciation.

Impairment Charges

We recorded impairment charges of $360 million during 2008 related to impairment of goodwill and long-lived assets. We did not record any such impairments in 2009. Impairment charges recorded during 2008 are further described in Note 14 in Notes to Consolidated Financial Statements.

Gain on Sales of Assets

We recorded a total gain on the sales of assets of $74 million during 2009 and $51 million in 2008. The increase in gains on sales of assets was due to a $44 million gain recognized by Sears Canada on the sale of its former headquarters, as well as $13 million related to the sale of pharmacy lists for Kmart stores closed during the year. Gains on sales of assets in 2008 included a $32 million gain on the sale of Sears Canada’s Calgary downtown full-line store.

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

Operating Income

Operating income was $713 million for 2009 and $302 million for 2008. Operating income increased $411 million and was the result of reductions in selling and administrative expenses, partially offset by lower gross margin dollars given lower overall sales. Operating income for 2009 includes expenses of $301 million related to domestic pension plans, store closings and severance, a $44 million gain recognized by Sears Canada on the sale of its former headquarters, and a $32 million gain recorded in connection with the settlement of Visa/MasterCard antitrust litigation. Operating income for 2008 included a charge of $437 million related to costs associated with asset impairments and store closings and severance, as well as the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a legal settlement.

Interest Expense

We incurred $265 million in interest expense during 2009 and $272 million in 2008. While our total debt balances declined throughout the year, our interest expense was flat to 2008 primarily due to an increase in amortization expense related to capitalized debt issuance costs related to our amended revolving credit facility.

Interest and Investment Income

We earned $33 million in interest and investment income in 2009 and $46 million for 2008. Interest and investment income includes dividends of $9 million and $10 million in 2009 and 2008, respectively, from our cost method investment in Sears Mexico, and interest income of $5 million and $25 million in 2009 and 2008, respectively. The decrease in interest income in 2009 was primarily due to lower yields received on short-term investments during the year, as well as lower average cash balances throughout the year.

Other Income (Loss)

Other income (loss) is primarily comprised of mark-to-market and settlement gains and losses on Sears Canada hedge transactions. Total net mark-to-market and settlement losses of $67 million were recorded on these transactions in 2009. Total net gains of $81 million were recorded on these transactions in 2008. See Notes 4 and 5 to the Consolidated Financial Statements for further information regarding these transactions.

Income Taxes

Our effective tax rate was 29.3% in 2009 and 46.2% in 2008. The decrease in our tax rate is primarily due to the resolution of certain federal and state income tax matters during 2009, which resulted in the recording of a $41 million tax benefit. Income tax expense in 2008 included a benefit of $8 million related to the resolution of certain tax matters, but was higher mainly due to a portion of our impairment charge for goodwill in 2008 not being deductible for tax purposes.

Business Segment Results

Kmart

Kmart results and key statistics were as follows:

millions, except for number of stores	2010	2009	2008
Merchandise sales and services	$15,593	$15,743	$16,219
Cost of sales, buying and occupancy	11,757	12,038	12,442
Gross margin dollars	3,836	3,705	3,777
Margin rate	24.6%	23.5%	23.3%
Selling and administrative	3,341	3,386	3,456
Selling and administrative expense as a percentage of revenues	21.4%	21.5%	21.3%
Depreciation and amortization	149	152	138
Impairment charges	—	—	21
Gain on sales of assets	(7)	(23)	(10)

Total costs and expenses	15,240	15,553	16,047

Operating income	$353	$190	$172

Total Kmart stores	1,307	1,327	1,368

2010 Compared to 2009

Revenues and Comparable Store Sales

Kmart’s comparable store sales increased 0.7% while total sales declined 1.0% in 2010. The decline in total revenues primarily reflects the impact of having fewer stores in operation. The comparable store sales increase was primarily driven by increases in most categories, with higher increases in the apparel, footwear, jewelry, sporting goods and toys categories, partially offset by declines in the food and consumable and pharmacy categories.

Gross Margin

Kmart generated $3.8 billion in gross margin in 2010 and $3.7 billion in 2009. The $131 million increase is mainly a result of a 110 basis point increase in margin rate and includes a $6 million charge recorded in cost of sales for margin related expenses taken in connection with store closings in 2010. Gross margin for 2009 included a $27 million charge recorded in cost of sales for margin related expenses taken in connection with store closings in 2009. Kmart’s margin rate increased to 24.6%, from 23.5% in 2009, in part as a result of an increase in sales of higher margin categories such as apparel and sporting goods.

Selling and Administrative Expenses

Kmart’s selling and administrative expenses decreased $45 million to $3.3 billion in 2010 and included incremental expenses of $24 million related to our continued investment in our multi-channel capabilities and the launch of our Shop Your Way Rewards program. The decline in selling and administrative expenses primarily reflects a reduction in payroll expenses of $16 million, a reduction in advertising expenses of $11 million, as well as reductions in various other expense categories. Selling and administrative expenses include charges related to store closings and severance of $7 million and $35 million, for 2010 and 2009, respectively, as well as a $17 million gain related to settlement of Visa/MasterCard antitrust litigation in 2009. Our selling and administrative expense rate was 21.4% for 2010 and 21.5% in 2009, and decreased primarily as a result of the above noted significant items.

Depreciation and Amortization

Depreciation and amortization expense decreased $3 million in 2010 to $149 million. The decrease is primarily attributable to having fewer assets available for depreciation.

Operating Income

Kmart recorded operating income of $353 million in 2010 and $190 million in 2009. Operating income increased due to the improved margin rate and decreased selling and administrative expenses noted above. Kmart’s operating income for 2010 includes expenses of $13 million related to store closings and severance. Kmart’s operating income for 2009 includes expenses of $65 million related to store closings and severance, partially offset by a $17 million gain related to settlement of Visa/MasterCard antitrust litigation.

2009 Compared to 2008

Revenues and Comparable Store Sales

Kmart’s comparable store sales and total sales declined 0.8% and 2.9%, respectively, in 2009. The decline in total revenues primarily reflects the impact of having 41 fewer stores in operation. The 0.8% decline in Kmart comparable store sales during 2009 was primarily driven by declines in the apparel and food and consumables categories. This decline was partially offset by the benefit of assuming the operations of its footwear business from a third party effective January 2009, as well as an increase in the toys category.

Gross Margin

Kmart generated $3.7 billion in gross margin in 2009 and $3.8 billion in 2008. The $72 million decline is mainly a result of the impact of lower overall sales on Kmart’s gross margin and includes a $27 million charge recorded in cost of sales for margin related expenses taken in connection with store closings in 2009. Gross margin for 2008 included a charge of $15 million recorded in cost of sales for margin related expenses taken in connection with store closings announced during that year. Kmart’s margin rate increased 20 basis points to 23.5%, from 23.3% in 2008, mainly as a result of improvements in merchandise cost and reduced clearance markdowns as a result of better inventory management.

Selling and Administrative Expenses

Kmart’s selling and administrative expenses decreased $70 million to $3.4 billion in 2009. The decline in selling and administrative expenses primarily reflects a reduction in payroll expenses of $38 million, a reduction in advertising expenses of $20 million, as well as reductions in various other expense categories. Selling and administrative expenses for 2009 include charges related to store closings and severance of $35 million, as well as a $17 million gain related to settlement of Visa/MasterCard antitrust litigation. Selling and administrative expenses for 2008 include charges of $12 million related to store closings and severance. Our selling and administrative expense rate was 21.5% for 2009 and 21.3% in 2008, and increased primarily as a result of the above noted significant items, as well as lower expense leverage given lower overall sales.

Depreciation and Amortization

Depreciation and amortization expense increased by $14 million in 2009 to $152 million. The increase is primarily due to the addition of property and equipment in the Kmart segment during the year.

Impairment Charges

We recorded impairment charges of $21 million during 2008 related to impairment of goodwill and long-lived assets. We did not record any such impairments in 2009. Impairment charges recorded during 2008 are further described in Note 14 in Notes to Consolidated Financial Statements.

Operating Income

Kmart recorded operating income of $190 million in 2009 and $172 million in 2008. Kmart’s operating income for 2009 includes expenses of $65 million related to store closings and severance, partially offset by a $17 million gain related to settlement of Visa/MasterCard antitrust litigation. Kmart’s operating income for 2008 includes expenses of $48 million related to impairment charges and store closings and severance.

Sears Domestic

Sears Domestic results and key statistics were as follows:

millions, except for number of stores	2010	2009	2008
Merchandise sales and services	$22,937	$23,672	$25,315
Cost of sales, buying and occupancy	16,358	16,653	18,084
Gross margin dollars	6,579	7,019	7,231
Margin rate	28.7%	29.7%	28.6%
Selling and administrative	6,086	6,220	6,415
Selling and administrative expense as a percentage of revenues	26.5%	26.3%	25.3%
Depreciation and amortization	651	672	724
Impairment charges	—	—	339
Gain on sales of assets	(46)	(6)	(10)

Total costs and expenses	23,049	23,539	25,552

Operating income (loss)	$(112)	$133	$(237)

Number of:
Full-line stores(1)	894	908	929
Specialty stores	1,354	1,284	1,233

Total Domestic Sears stores	2,248	2,192	2,162

(1)

2010 includes 842 full-line stores and 52 Sears Essentials/Grand stores; 2009 includes 848 full-line stores and 60 Sears Essentials/Grand stores; 2008 includes 856 full-line stores and 73 Sears Essentials/Grand stores

2010 Compared to 2009

Revenues and Comparable Store Sales

Sears Domestic’s comparable store sales and total sales declined 3.6% and 3.1%, respectively, during 2010. The decline in total revenues primarily reflects the impact of lower comparable store sales. Comparable store sales declines were driven by the hardlines categories, as well as apparel. Over half of the total decline occurred in consumer electronics. In contrast, Sears’ footwear, jewelry, and automotive categories generated comparable store sales growth during the period.

Gross Margin

Sears Domestic’s gross margin dollars declined $440 million to $6.6 billion in 2010. Current year gross margin included a $6 million charge recorded in cost of sales for margin related expenses taken in connection with store closings. Sears Domestic’s gross margin for 2009 included a $10 million charge for markdowns recorded in connection with store closings. The decline was mainly a result of the impact of lower overall sales on Sears Domestic’s gross margin and a decline in margin rate. Sears Domestic’s gross margin rate was 28.7% in 2010 and 29.7% in 2009, a decrease of 100 basis points. The decline was mainly due to reduced margin rates in home services and appliances.

Selling and Administrative Expenses

Sears Domestic’s selling and administrative expenses decreased $134 million to $6.1 billion in 2010 and included incremental expenses of $111 million related to our continued investment in our multi-channel capabilities and the continued launch of our Shop Your Way Rewards program. The decrease includes a reduction in payroll and benefits expense of $86 million, a reduction in advertising expenses of $35 million, and a $42 million reduction in insurance expense, as well as reductions in various other expense categories. Selling and administrative expenses for 2010 were impacted by domestic pension plan expense of $120 million and store closing costs and severance of $7 million. Selling and administrative expenses for 2009 were impacted by domestic pension plan expense of $170 million, store closing costs and severance of $39 million, and a $15 million gain related to settlement of Visa/MasterCard antitrust litigation.

Our selling and administrative expense rate was 26.5% for 2010 and 26.3% for 2009. The increase in our selling and administrative expense rate is primarily the result lower expense leverage given lower overall sales.

Depreciation and Amortization

Depreciation and amortization expense decreased by $21 million to $651 million during 2010, and includes a $10 million charge taken in connection with store closings. The decrease is primarily attributable to having fewer assets available for depreciation.

Gain on Sales of Assets

We recorded a gain on the sales of assets of $46 million during 2010 and $6 million in 2009. We sold a Sears Auto Center in October 2006, at which time we leased back the property for a period of time. Given the terms of the contract, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. We closed our operations at this location during the first quarter of 2010 and, as a result, recognized a gain of $35 million on this sale at that time.

Operating Income

Sears Domestic reported an operating loss of $112 million in 2010 and operating income of $133 million in 2009. The decrease in Sears Domestic’s operating results was primarily the result of lower gross margin dollars given lower overall sales and lower margin rate, partially offset by reductions in selling and administrative expenses and the above noted significant items. Operating income in 2010 includes expenses of $143 million related to domestic pension plans and store closings and severance. Operating income in 2009 includes expenses of $228 million related to domestic pension plans and store closings and severance, as well as a $15 million gain related to settlement of Visa/MasterCard antitrust litigation.

2009 Compared to 2008

Revenues and Comparable Store Sales

Sears Domestic’s comparable store sales and total sales declined 8.7% and 6.5%, respectively, during 2009. The decline in total revenues primarily reflects the impact of lower comparable store sales and includes the impact of having 21 fewer full-line stores in operation. Comparable store sales declines were driven by decreases in the home appliance, lawn & garden, and home electronics categories.

Gross Margin

Sears Domestic’s gross margin dollars declined $212 million to $7 billion in 2009. The decline was mainly a result of the impact of lower overall sales on Sears Domestic’s gross margin and included a $10 million charge recorded in cost of sales for margin related expenses taken in connection with store closings. Sears Domestic’s gross margin for 2008 included a $21 million charge for markdowns recorded in connection with store closings. Sears Domestic’s margin rate was 29.7% in 2009 and 28.6% in 2008, an increase of 110 basis points. The increase in margin rate was mainly the result of improvements in merchandise cost and reduced clearance markdowns as a result of better inventory management.

Selling and Administrative Expenses

Sears Domestic’s selling and administrative expenses decreased $195 million to $6.2 billion in 2009, with the decrease mainly reflecting a focus on controlling costs. The decrease includes a reduction in payroll and benefits expense of $148 million, a reduction in advertising expenses of $82 million, and was offset by slight increases in various other expense categories. Selling and administrative expenses for 2009 were impacted by domestic pension plan expense of $170 million, store closing costs and severance of $39 million, and a $15 million gain related to settlement of Visa/MasterCard antitrust litigation. Selling and administrative expenses for 2008 were impacted by the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a legal settlement and a $29 million charge related to store closing and severance.

Our selling and administrative expense rate was 26.3% for 2009 and 25.3% for 2008. The increase in our selling and administrative expense rate is primarily the result of the significant items noted above.

Depreciation and Amortization

Depreciation and amortization expense decreased by $52 million to $672 million during 2009. The decrease is primarily attributable to having fewer assets available for depreciation.

Impairment Charges

We recorded impairment charges of $339 million during 2008 related to impairment of goodwill and long-lived assets. We did not record any such impairments in 2009. Impairment charges recorded during 2008 are further described in Note 14 in Notes to Consolidated Financial Statements.

Operating Income

Sears Domestic reported operating income of $133 million in 2009 and an operating loss of $237 million in 2008. The increase in Sears Domestic’s operating results was primarily the result of the above noted significant items and reductions in selling and administrative expenses, partially offset by lower gross margin dollars given lower overall sales. Operating income in 2009 includes expenses of $228 million related to domestic pension plans and store closings and severance, as well as a $15 million gain related to settlement of Visa/MasterCard antitrust litigation. The operating loss for 2008 includes the above-noted impairment and store closing charges of $389 million and the positive impact of the reversal of a $62 million reserve because of a favorable verdict in connection with a pre-merger legal matter.

Sears Canada

Sears Canada, a consolidated, 92%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. Sears Canada results and key statistics were as follows:

millions, except for number of stores	2010	2009	2008
Merchandise sales and services	$4,796	$4,628	$5,236
Cost of sales, buying and occupancy	3,333	3,133	3,592
Gross margin dollars	1,463	1,495	1,644
Margin rate	30.5%	32.3%	31.4%
Selling and administrative	1,144	1,048	1,189
Selling and administrative expense as a percentage of revenues	23.9%	22.6%	22.7%
Depreciation and amortization	100	102	119
Gain on sales of assets	(14)	(45)	(31)

Total costs and expenses	4,563	4,238	4,869

Operating income	$233	$390	$367

Number of:
Full-line stores	122	122	122
Specialty stores	361	280	266

Total Sears Canada stores	483	402	388

2010 Compared to 2009

Revenues

Sears Canada’s revenues increased 3.6% in 2010. The increase in total revenues of $168 million includes a $433 million increase due to the impact of exchange rates. On a Canadian dollar basis, revenues decreased by $265 million, primarily reflecting a comparable store sales decrease of 4.0%. Comparable store sales decreases were more pronounced in the appliances and apparel categories. We believe the decline in comparable store sales is mainly the result of a continued tightening in consumer discretionary spending resulting from falling consumer confidence levels, as well as increased cross-border shopping due to the effect of a strong Canadian dollar relative to the U.S. dollar.

Gross Margin

Gross margin dollars decreased $32 million to $1.5 billion for 2010 and include a $142 million increase due to the impact of exchange rates. Gross margin decreased $174 million on a Canadian dollar basis as a result of lower overall sales and a decline in margin rate. Sears Canada’s margin rate decreased to 30.5% in 2010 from 32.3% in 2009 due to price compression in the appliance and electronics categories, as well as an increase in promotional and clearance markdowns related to a challenging economic environment.

Selling and Administrative Expenses

Sears Canada’s selling and administrative expenses increased $96 million to $1.1 billion in 2010 and includes a $97 million increase due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses were flat. Sears Canada’s selling and administrative expense rate was 23.9% in 2010 and 22.6% in 2009, and increased primarily as a result of lower expense leverage given lower overall sales on a Canadian dollar basis.

Gain on Sales of Assets

Sears Canada recorded total gains on sales of assets of $14 million during 2010 and $45 million in 2009. During 2009, Sears Canada recognized a previously deferred $44 million gain related to the August 2007 sale of its former headquarters.

Operating Income

Sears Canada’s operating income decreased $157 million to $233 million in 2010 and includes a $42 million increase due to the impact of foreign currency exchange rates. The decrease of $199 million on a Canadian dollar basis reflects the above noted decreases in gross margin dollars given lower overall sales on a Canadian dollar basis and reduced margin rate and decrease in gains on sales of assets.

2009 Compared to 2008

Revenues

Sears Canada’s revenues decreased 11.6% in 2009. The decrease in total revenues of $608 million includes a $142 million decline due to the impact of exchange rates. On a Canadian dollar basis, revenues decreased by $466 million, reflecting lower comparable stores sales across all major categories. The decline in comparable store sales is mainly the result of lower sales in Sears Canada’s Full-line, Direct, Home, Dealer and Outlet channels, partially offset by higher sales in Corbeil stores.

Gross Margin

Gross margin dollars decreased $149 million to $1.5 billion for 2009 and include a $50 million decline due to the impact of exchange rates. Gross margin decreased $99 million on a Canadian dollar basis as a result of lower overall sales. Sears Canada’s margin rate increased to 32.3% in 2009 from 31.4% in 2008 primarily as a result of improved inventory management.

Selling and Administrative Expenses

Sears Canada’s selling and administrative expenses declined $141 million to $1 billion in 2009 and include severance expenses of $8 million recorded during the year. The decrease in expenses primarily reflects a reduction in advertising expenses during 2009, as well as a decline of $27 million due to the impact of exchange rates. Sears Canada’s selling and administrative expense rate was 22.6% in 2009 and 22.7% in 2008, and decreased primarily as a result of the noted decline in selling and administrative expenses.

Gain on Sales of Assets

Sears Canada recorded total gains on sales of assets of $45 million during 2009 and $31 million in 2008. During 2009, Sears Canada recognized a previously deferred $44 million gain related to the August 2007 sale of its former headquarters. During 2008, Sears Canada benefited from a $32 million gain from the sale of its Calgary downtown full-line store.

Operating Income

Sears Canada’s operating income increased $23 million to $390 million in 2009. The increase in operating income includes an $18 million decline due to the impact of foreign currency exchange rates. The increase of $41 million on a Canadian dollar basis reflects the above noted decreases in selling and administrative expenses and increase in gains on sales of assets, which were partially offset by a decrease in gross margin dollars given lower overall sales.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash Balances

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash and cash equivalents balances at the years ended January 29, 2011 and January 30, 2010 are detailed in the following table.

millions	January 29, 2011	January 30, 2010
Domestic
Cash and equivalents	$465	$221
Cash posted as collateral	325	9
Credit card deposits in transit	169	168

Total domestic cash and cash equivalents	959	398
Sears Canada	416	1,291

Total cash and cash equivalents	1,375	1,689
Restricted cash	15	11

Total cash balances	$1,390	$1,700

We had total cash balances of $1.4 billion at January 29, 2011 and $1.7 billion at January 30, 2010. The decrease in cash balances from January 30, 2010 primarily reflects a decrease in net operating cash flows generated during 2010 due to decreased income, higher pension and post retirement contributions and higher working capital balances (inventory less merchandise payables). Primary uses of cash for 2010 included $603 million for the purchase of Sears Canada shares, repayments of long-term debt of $486 million, capital expenditures of $441 million, $394 million for share repurchases, and contributions to our pension and post-retirement benefit plans of $316 million. These uses of cash were funded in part from $1.25 billion of proceeds from our senior secured notes offering in October 2010.

Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, U.S. federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. Cash amounts held in these short-term investments are readily available to us.

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

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $122 million and $116 million for the year ended 2010 and 2009, respectively.

Investment of Available Capital

Since the Merger, we have generated significant operating cash flows, and management expects that our cash flows will continue to exceed our annual operating cash needs for the foreseeable future. We have and will continue to invest in our businesses to improve the customer experience and provide the opportunity for attractive returns. Further, at January 29, 2011, we have repurchased approximately $5.8 billion of our common shares since the Merger and may continue to repurchase shares subject to market conditions and board authorization. In addition, we may pursue investments in the form of acquisitions, joint ventures and partnerships where we believe appropriate returns can be obtained. Further, we may determine under certain market conditions that available capital is best utilized to fund investments that we believe offer us attractive return opportunities, whether or not related to our ongoing business activities.

Our Board of Directors has delegated authority to direct investment of our surplus cash to our Chairman, Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or Finance Committee of the Board of Directors.

Operating Activities and Cash Flows

Holdings generated $130 million in operating cash flows during 2010 and $1.5 billion in 2009. As a retailer, Holdings’ primary source of operating cash flows is the sales of goods and services to customers, while the primary use of cash in operations is to fund the purchase of merchandise inventories. The decrease in operating cash flows in 2010 is mainly the result of higher working capital balances, increased pension and postretirement contributions, as well as decreased net income.

Holdings generated $1.5 billion in operating cash flows during 2009 and $992 million in 2008. The increase in net operating cash flows generated during 2009 primarily reflects increases in cash from working capital, as well as increased net income.

Merchandise inventories increased $418 million to $9.1 billion at January 29, 2011 from $8.7 billion at January 30, 2010. The increase was primarily in the Kmart apparel, electronics, toys, footwear and sporting goods categories. Inventory levels at Sears Canada increased approximately $150 million primarily due to the change in exchange rates, lower sales and the timing of merchandise receipts. Merchandise payables were $3.1 billion at January 29, 2011 and $3.3 billion at January 30, 2010. The decrease in merchandise payables is reflective of reduced inventory receipts at the end of 2010 due to lower sales at Sears Domestic.

Investing Activities and Cash Flows

Net cash flows used in investing activities totaled $406 million in 2010, $172 million in 2009, and $637 million in 2008. Cash used in investing activities in all three years was primarily used for purchases of property and equipment.

We spent $441 million on capital expenditures during 2010, $361 million during 2009 and $497 million during 2008. Capital expenditures during 2010 included investments in online initiatives, information technology and infrastructure for stores and distribution centers. Capital expenditures during 2009 included investments in information technology and infrastructure for the stores and distribution centers. Capital expenditures during 2008 included ongoing investments in the maintenance of the company’s facilities (including a significant investment in lighting retrofit projects to reduce energy consumption in Holdings’ facilities) and in information technology.

We anticipate 2011 capital expenditure levels to increase as compared to 2010 levels, due to investment in information technology upgrades and ongoing investment in the infrastructure of our facilities. It should be noted that in the normal course of business, we consider opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash and cause our capital expenditure levels to vary from period to period. In addition, we review leases that will expire in the short term in order to determine the appropriate action to take with respect to them. During 2008, we purchased 9 previously leased operating properties for $22 million. We did not make any such purchases in 2010 or 2009.

During 2009, we received $166 million in cash from changes in investments and restricted cash. This reflects cash received from The Reserve Primary Fund of $38 million, as well as changes in restricted cash requirements at Sears Canada.

During 2008, we purchased an additional 2.6 million of Sears Canada’s common shares in open market transactions. We paid a total of $37 million for the additional shares acquired. This transaction is further described in Note 2 to the Consolidated Financial Statements.

We purchased 5.3 million shares of common stock of Restoration Hardware, Inc. (“Restoration”), a specialty retailer of hardware, bathware, furniture, lighting, textiles, accessories and gifts during 2007. Our investment of $30 million represented an ownership interest of 13.67% of Restoration’s total outstanding shares. We sold our investment in Restoration during the second quarter of 2008.

Financing Activities and Cash Flows

Net cash used in financing activities was $95 million in 2010, $951 million in 2009 and $643 million in 2008. The financing activities in 2010 reflect purchases of Sears Canada shares, debt repayments and common share repurchase activity, which were funded in part from $1.25 billion of proceeds from our senior secured notes offering in October 2010. Financing activities in 2009 and 2008 primarily reflect common share repurchase activity and debt repayments.

During 2010, we acquired approximately 19 million additional Sears Canada common shares. We paid a total of $560 million for the additional shares. In addition, Sears Canada purchased and cancelled approximately 2.2 million common shares during 2010 under their Normal Course Issuer Bid, at a cost of $43 million. Sears Canada declared and paid cash dividends of $7.00 Canadian per common share, or approximately $754 million Canadian ($708 million U.S.). Accordingly, Sears Canada paid $69 million to minority shareholders in connection with these dividends. For further information, see Note 2 of Notes to Consolidated Financial Statements.

Repayments of debt during 2010 were $486 million. Total short-term borrowings at January 29, 2011 of $360 million were $35 million higher than our level of borrowings at January 30, 2010. The increase in outstanding long-term debt includes an increase in domestic long-term debt and capital lease obligations of $1.2 billion. Of this amount, $425 million is due in 2011, of which $295 million was paid in February 2011. Repayments of debt during 2009 were $335 million and $262 million in 2008. In 2010, we took the following steps to enhance our liquidity position and reduce reliance on our domestic revolving credit facility during the peak holiday borrowing period:

•

On September 10, 2010, our Sears Canada subsidiary entered into a five-year $800 million Canadian credit facility. The facility is secured by a first lien on Sears Canada’s inventory and receivable balances. At January 29, 2011, Sears Canada had drawn approximately $107 million ($108 million Canadian) on the facility and including letters of credit, had a remaining capacity of approximately $510 million ($511 million Canadian).

•

On September 15, 2010, Sears Holdings and Sears Canada executed an inter-company loan whereby Sears Holdings borrowed $389 million from Sears Canada. Sears Holdings used the loan proceeds to fund its seasonal working capital build for the holiday selling season, thereby reducing borrowings on its credit facility. The inter-company loan was repaid in full to Sears Canada on November 12, 2010.

•	On October 12, 2010, Sears Holdings issued $1.25 billion of 6 5/8% senior secured notes due 2018. These notes are secured by domestic inventory and credit card accounts receivable.

All of these steps taken during 2010 extend the duration of our capital structure, while at the same time allowing us to fund operations, continue to invest in our businesses, repurchase our stock, make payments on our term debt and complete our acquisition of additional noncontrolling interest in Sears Canada.

We repurchased $394 million, $424 million and $678 million of our common stock pursuant to our common share repurchase program in 2010, 2009 and 2008, respectively. The common share repurchase program was initially announced in 2005 and has a total authorization since inception of the program of $6.0 billion. At January 29, 2011, we had approximately $187 million of remaining authorization under the program. The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

Uses and Sources of Liquidity

Our primary need for liquidity is to fund working capital requirements of our retail businesses, capital expenditures and for general corporate purposes, including debt repayment, pension plan contributions and common share repurchases. We believe that these needs will be adequately funded by our operating cash flows, credit terms received from vendors and borrowings under our credit agreements (described below). At January 29, 2011, $2.2 billion was available under our domestic credit facility and $510 million under Sears Canada’s credit facility.

Our year end 2010 and 2009 outstanding borrowings were as follows:

millions	January 29, 2011	January 30, 2010
Short-term borrowings:
Unsecured commercial paper	$360	$206
Secured borrowings	—	119
Long-term debt, including current portion:
Notes and debentures outstanding	2,575	1,545
Capitalized lease obligations	597	635

Total borrowings	$3,532	$2,505

In 2005, the Finance Committee of our Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of our outstanding indebtedness in open market or privately negotiated transactions. The source of funds for the purchases is our cash from operations or borrowings under the Credit Agreement. Our wholly owned finance subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), has repurchased $215 million of its outstanding notes, including $6 million repurchased during 2009 and $49 million repurchased during 2008, thereby reducing the unused balance of this authorization to $285 million. We recognized a gain of $13 million on the repurchases made during 2008.

Certain of our debt is variable rate and we therefore manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. At both January 30, 2010 and January 31, 2009, we had interest rate derivatives with notional amounts of $120 million and nominal fair values.

Debt Ratings

Our corporate family debt rating at January 29, 2011 appear in the table below:

Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
Ba2	BB-	B+

Domestic Credit Agreement

We have a $2.4 billion domestic credit agreement (the “Domestic Credit Agreement”) in place as a funding source for general corporate purposes. The Domestic Credit Agreement includes a $1.5 billion letter of credit sub-limit and an accordion feature that gives us the flexibility, subject to certain terms and conditions, to increase the size of the credit facility, or add a term loan tranche to the Domestic Credit Agreement, in an aggregate amount of up to $1.0 billion. The Domestic Credit Agreement, which has an expiration date of June 2012, is an asset based revolving credit facility under which SRAC and Kmart Corporation are the borrowers. The Domestic Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and determines availability pursuant to a borrowing base formula. We are currently discussing with our advisors alternatives to extend or replace our domestic credit facility.

The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 25% (15% during the holiday period, which is defined as October 15 to December 15). It also imposes various other requirements which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. We have also agreed to limit the amount of cash accumulated when borrowings are outstanding under the Domestic Credit Agreement.

At January 29, 2011, we had no borrowings outstanding under the Domestic Credit Agreement. We had $235 million of letters of credit outstanding under the Domestic Credit Agreement. As a result, our availability under the agreement was $2.2 billion at January 29, 2011. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

Senior Secured Notes

In October 2010, we sold $1 billion aggregate principal amount of senior secured notes (the “Notes”), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company’s domestic pension plan in a private placement. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the “Collateral”). The lien that secures the Notes is junior in priority to the lien on such assets that secures obligations under the Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under the Domestic Credit Agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Notes at a premium based on the “Treasury Rate” as defined in the indenture, plus 50 basis points. We have agreed to offer to exchange the Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.

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

At January 29, 2011, we had approximately $107 million ($108 million Canadian) of borrowings outstanding under the Sears Canada Facility and classified these borrowings as long-term debt as we do not intend to repay outstanding amounts within the next twelve months. Availability under this agreement, given total outstanding borrowings and letters of credit, was approximately $510 million ($511 million Canadian) at January 29, 2011.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In November 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility was amended and extended in January 2010 and, as a result, available capacity was bifurcated into a $100 million tranche maturing December 2013 and a $20 million tranche maturing December 2011. The OSH LLC Facility continues to have a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At January 29, 2011, there were $48 million borrowings outstanding under the OSH LLC Facility and $7 million in outstanding letters of credit.

OSH LLC Real Estate Secured Term Loan

During the third quarter of 2010, OSH LLC repaid the $120 million CMBS Loan in its entirety through a combination of available cash, borrowing on the OSH LLC Facility and entering into a new $50 million real estate secured term loan with a variable interest rate above LIBOR and a due date of 2013.

Letters of Credit Facility

On January 20, 2011, we and certain of our subsidiaries entered into a letter of credit facility (the “LC Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which Wells Fargo may, on a discretionary basis and with no commitment, agree to issue standby letters of credit upon our request in an aggregate amount not to exceed $500 million for general corporate purposes. The letters of credit issued under the LC Facility are secured by a first priority lien on cash placed on deposit at Wells Fargo pursuant to a pledge and security agreement in an amount equal to 103% of the face value of all issued and outstanding letters of credit. The LC Facility has a term ending on January 20, 2014, unless terminated sooner pursuant to its terms. Wells Fargo may, in it sole discretion, terminate the LC Facility at any time.

The LC Facility enables us to more cost-effectively obtain letters of credit when surplus cash is available to collateralize the letters of credit. On January 29, 2011, $150 million of letters of credit were outstanding from the facility. We may replace our letters of credit issued under our LC Facility with letters of credit issued under the Domestic Credit Facility in the future and as such, cash collateral is considered unrestricted cash.

Benefit and Pension Plan Obligations

Contributions to our pension plans remain a significant use of our cash on an annual basis. While Sears Holdings’ pension plan is frozen, and thus associates do not currently earn pension benefits, the company has a legacy pension obligation for past service performed by Kmart and Sears, Roebuck and Co. associates. During 2010, we contributed $277 million to our domestic pension plan. We estimate that the domestic pension contribution will be approximately $340 million in 2011 and $320 million in 2012, though the ultimate amount of pension contributions could be affected by further changes in the applicable regulation and financial market and investment performance.

Wholly owned Insurance Subsidiary and Inter-company Notes

As noted in Note 1 of Notes to Consolidated Financial Statements, we have numerous types of insurable risks, including workers’ compensation, product and general liability, automobile, warranty, and asbestos and environmental claims. In addition, as discussed in Note 1, we sell extended service contracts to our customers.

The associated risks are managed through our wholly owned insurance subsidiary. In accordance with applicable insurance regulations, the insurance subsidiary holds investment grade securities to support the insurance coverage it provides.

We have transferred certain domestic real estate and intellectual property (i.e. trademarks) into separate wholly owned, bankruptcy remote subsidiaries. These bankruptcy remote subsidiaries lease the real estate property to Sears and license the use of the trademarks to Sears and Kmart. Further, the bankruptcy remote subsidiaries have issued asset-backed notes that are collateralized by the aforementioned real estate rental streams and intellectual property licensing fee streams. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart and, potentially in the future, other affiliates or third parties, will be used for the payment of fees, interest and principal on the asset-backed notes issued. Since the inception of these subsidiaries, the debt securities have been entirely held by our wholly owned consolidated subsidiaries in support of our insurance activities. At January 29, 2011 and January 30, 2010, the net book value of the securitized intellectual property assets was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.8 billion at January 29, 2011 and $0.9 billion at January 30, 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

Information concerning our obligations and commitments to make future payments under contracts such as debt and lease agreements, and under contingent commitments, is aggregated in the following tables.

	Total	Payments Due by Period
Contractual Obligations		Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Other
millions
Operating leases	$5,342	$801	$1,307	$909	$2,325	$—
Short-term debt	360	360	—	—	—	—
Capital lease obligations	986	130	247	212	397	—
Royalty license fees(1)	130	63	47	20	—	—
Purchase obligations	32	16	16	—	—	—
Pension funding obligations	2,493	352	1,040	815	286	—
Long-term debt including current portion and interest	3,808	592	683	333	2,200	—
Liability and interest related to uncertain tax positions(2)	246	—	—	—	—	246

Total contractual obligations	$13,397	$2,314	$3,340	$2,289	$5,208	$246

(1)

We pay royalties under various merchandise license agreements, which are generally based on sales of products covered under these agreements. We currently have license agreements for which we pay royalties, including those to use American Greetings and Joe Boxer. Royalty license fees represent the minimum Holdings is obligated to pay, regardless of sales, as guaranteed royalties under these license agreements.

(2)

At January 29, 2011, our uncertain tax position liability and gross interest payable were $192 million and $54 million, respectively. We are unable to reasonably estimate the timing of liabilities and interest payments arising from uncertain tax positions in individual years due to the uncertainties in the timing of the effective settlement of tax positions.

Other Commercial Commitments

We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding at January 29, 2011:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$405	$66	$—	$471
Commercial letters of credit	9	118	—	127
Secondary lease obligations and performance guarantee	—	—	20	20

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

Valuation of Inventory

Our inventory is valued at the lower of cost or market determined primarily using the retail inventory method (“RIM”). RIM is an averaging method that is commonly used in the retail industry. To determine inventory cost under RIM, inventory at its retail selling value is segregated into groupings of merchandise having similar characteristics, which are then converted to a cost basis by applying specific average cost factors for each grouping of merchandise. Cost factors represent the average cost-to-retail ratio for each merchandise group based upon the year purchasing activity for each store location. Accordingly, a significant assumption under the retail method is that inventory in each group is similar in terms of its cost-to-retail relationship and has similar turnover rates. Management monitors the content of merchandise in these groupings to prevent distortions that would have a material effect on inventory valuation.

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

Shrinkage is estimated as a percentage of sales for the period from the date of the last physical inventory to the end of the year. Physical inventories are taken annually for all stores and inventory records are adjusted accordingly. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is used as the basis for the shrinkage accrual following the physical inventory.

Self Insurance Reserves

We use a combination of third-party insurance and/or self-insurance for a number of risks including workers’ compensation, asbestos and environmental, automobile, warranty, product and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include actuarial estimates of both claims filed and carried at their expected ultimate settlement value and claims incurred but not yet reported. Our estimated claim amounts are discounted using a rate with a duration that approximates the duration of our self-insurance reserve portfolio. Our liability reflected on the consolidated balance sheets represents an estimate of the ultimate cost of claims incurred at the balance sheet date. In estimating this liability, we utilize loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions.

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

Domestic and foreign tax authorities periodically audit our income tax returns. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, we record reserves in accordance with accounting standards for uncertain tax positions. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved. Management’s estimates at the date of the financial statements reflect our best judgment, giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change. For further information, see Note 11 of Notes to Consolidated Financial Statements.

Goodwill and Intangible Asset Impairment Assessments

At January 29, 2011 and January 30, 2010, we had goodwill and intangible asset balances of $4.5 billion and $4.6 billion, respectively. Holdings evaluates the carrying value of goodwill and intangible assets for possible impairment under accounting standards governing goodwill and other intangible assets. The majority of our goodwill and intangible assets relate to Kmart’s acquisition of Sears, Roebuck and Co. in March 2005. We allocated goodwill, which is defined as the total purchase price less the fair value of all assets and liabilities acquired, to reporting units at the acquisition date. As required by accounting standards, we perform annual goodwill and intangible impairment tests in the fourth quarter and update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we would allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference. We did not record any goodwill impairment charges in 2010 or 2009. See Notes 13 and 14 to the Consolidated Financial Statements for further information regarding goodwill and related impairment charges recorded during 2008.

The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets, and therefore, impact the related impairment charge. At the 2010 annual impairment test date, the above-noted conclusion that no indication of goodwill impairment existed at the test date would not have changed had the test been conducted assuming: 1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our reporting units), or 2) a 100 basis point decrease in the estimated sales growth rate or terminal period growth rate without a change in the discount rate of each reporting unit.

Based on our sensitivity analysis, we do not believe that the recorded goodwill balance is at risk of impairment at any reporting unit at the end of the year because the fair value is substantially in excess of the carrying value and not at risk of failing step one. However, goodwill impairment charges may be recognized in future periods in one or more of the reporting units to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry or in the equity markets, which includes the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for one or more reporting units.

Intangible Asset Impairment Assessments

We review definite and indefinite-lived intangible assets for impairment by comparing the carrying amount of each asset to the sum of undiscounted cash flows expected to be generated by the asset. We consider both the market approach and income approach when testing intangible assets with indefinite lives for impairment on an annual basis. We determined that the income approach, specifically the Relief from Royalty Method, was most appropriate for analyzing our indefinite-lived assets. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The Relief from Royalty Method involves two steps: (i) estimation of reasonable royalty rates for the assets and

(ii) the application of these royalty rates to a net sales stream and discounting the resulting cash flows to determine a value. We multiplied the selected royalty rate by the forecasted net sales stream to calculate the cost savings (relief from royalty payment) associated with the assets. The cash flows are then discounted to present value by the selected discount rate and compared to the carrying value of the assets. We did not record any intangible asset impairment charges in 2010 or 2009.

The use of different assumptions, estimates or judgments in our intangible asset impairment testing process, such as the estimated future cash flows of assets and the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of an asset, and therefore, impact the related impairment charge. At the 2010 annual impairment test date, the above-noted conclusion that no indication of intangible asset impairment existed at the test date would not have changed had the test been conducted assuming: 1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our assets to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our reporting units), 2) a 100 basis point decrease in the terminal period growth rate without a change in the discount rate of each reporting unit, or 3) a 10 basis point decrease in the royalty rate applied to the forecasted net sales stream of our assets.

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

Certain of these and other factors are discussed in more detail in Item 1A of this Annual Report on Form 10-K. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. We intend the forward-looking statements to speak only at the time made and do not undertake to update or revise them as more information becomes available.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We face market risk exposure in the form of interest rate risk and foreign currency risk. These market risks arise from our derivative financial instruments and debt obligations.

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. All debt securities and interest-rate derivative instruments are considered non-trading. At January 29, 2011, 21% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at January 29, 2011, which totaled approximately $740 million, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $7 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

At January 29, 2011, we had a series of foreign currency forward contracts outstanding, totaling $629 million Canadian notional value and with a weighted average remaining life of 0.5 years, designed to hedge our net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts at January 29, 2011 was $1 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar at January 29, 2011, with all other variables held constant, would have resulted in a loss in the fair value of our foreign currency forward contracts of approximately $6 million at January 29, 2011. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had $3 million of cash collateral posted under these contracts at January 29, 2011.

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated collar contracts for a portion of its expected requirements. At January 29, 2011, these contracts had a notional value of approximately $372 million and a weighted average remaining life of 0.5 years. The aggregate fair value of the collar contracts at January 29, 2011 was negative $3 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar at January 29, 2011, with all other variables held constant, would have resulted in a fair value for these contracts of approximately negative $7 million at January 29, 2011, a decrease of $4 million.

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

Item 8.	Financial Statements and Supplementary Data

SEARS HOLDINGS CORPORATION

Consolidated Statements of Income

millions, except per share data	2010	2009	2008
REVENUES

Merchandise sales and services	$43,326	$44,043	$46,770

COSTS AND EXPENSES
Cost of sales, buying and occupancy	31,448	31,824	34,118
Selling and administrative	10,571	10,654	11,060
Depreciation and amortization	900	926	981
Impairment charges	—	—	360
Gain on sales of assets	(67)	(74)	(51)

Total costs and expenses	42,852	43,330	46,468

Operating income	474	713	302

Interest expense	(310)	(265)	(272)
Interest and investment income	36	33	46
Other income (loss)	(14)	(61)	108

Income before income taxes	186	420	184

Income taxes	(36)	(123)	(85)

Net income	150	297	99

Income attributable to noncontrolling interests	(17)	(62)	(46)

NET INCOME ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$133	$235	$53

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic earnings per share	$1.19	$1.99	$0.42
Diluted earnings per share	$1.19	$1.99	$0.42

Basic weighted average common shares outstanding	111.5	117.8	127.0
Diluted weighted average common shares outstanding	111.7	117.9	127.0

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Consolidated Balance Sheets

millions, except per share data	January 29, 2011	January 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$1,375	$1,689
Restricted cash	15	11
Accounts receivable	683	652
Merchandise inventories	9,123	8,705
Prepaid expenses and other current assets	312	351
Deferred income taxes	27	30

Total current assets	11,535	11,438

Property and equipment
Land	2,055	2,059
Buildings and improvements	6,343	6,193
Furniture, fixtures and equipment	2,918	2,766
Capital leases	399	374

Gross property and equipment	11,715	11,392
Less accumulated depreciation	(4,350)	(3,683)

Total property and equipment, net	7,365	7,709
Goodwill	1,392	1,392
Trade names and other intangible assets	3,139	3,208
Other assets	837	1,061

TOTAL ASSETS	$24,268	$24,808

LIABILITIES
Current liabilities
Short-term borrowings	$360	$325
Current portion of long-term debt and capitalized lease obligations	509	482
Merchandise payables	3,101	3,335
Other current liabilities	3,115	3,098
Unearned revenues	976	1,012
Other taxes	557	534

Total current liabilities	8,618	8,786

Long-term debt and capitalized lease obligations	2,663	1,698
Pension and postretirement benefits	2,151	2,271
Other long-term liabilities	2,222	2,618

Total Liabilities	15,654	15,373

EQUITY
Sears Holdings Corporation equity
Preferred stock, 20 shares authorized; no shares outstanding	—	—
Common stock $0.01 par value; 500 shares authorized; 109 and 115 shares outstanding, respectively	1	1
Treasury stock – at cost	(5,826)	(5,446)
Capital in excess of par value	10,185	10,465
Retained earnings	4,930	4,797
Accumulated other comprehensive loss	(779)	(721)

Total Sears Holdings Corporation equity	8,511	9,096
Noncontrolling interest	103	339

Total Equity	8,614	9,435

TOTAL LIABILITIES AND EQUITY	$24,268	$24,808

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

millions	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$150	$297	$99
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	900	926	981
Impairment charges	—	—	360
Gain on sales of assets	(67)	(74)	(51)
Pension and post-retirement plan contributions	(316)	(209)	(286)
Settlement of Canadian dollar hedges	(3)	—	(64)
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(20)	90	(385)
Merchandise inventories	(366)	188	1,003
Merchandise payables	(264)	272	(389)
Income and other taxes	(35)	101	(173)
Mark-to-market asset on Sears Canada U.S. dollar collar contracts	7	65	(74)
Other operating assets	4	48	207
Other operating liabilities	140	(197)	(236)

Net cash provided by operating activities	130	1,507	992

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	—	(37)
Proceeds from sales of property and investments	35	23	86
Net decrease (increase) in investments and restricted cash	—	166	(189)
Purchases of property and equipment	(441)	(361)	(497)

Net cash used in investing activities	(406)	(172)	(637)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued under executive compensation plans	—	13	—
Proceeds from debt issuances	1,452	—	17
Repayments of long-term debt	(486)	(335)	(262)
Increase (decrease) in short-term borrowings, primarily 90 days or less	35	(117)	280
Debt issuance costs	(30)	(81)	—
Purchase of Sears Canada shares	(603)	(7)	—
Sears Canada dividends paid to minority shareholders	(69)	—	—
Purchase of treasury stock	(394)	(424)	(678)

Net cash used in financing activities	(95)	(951)	(643)

Effect of exchange rate changes on cash and cash equivalents	57	132	(161)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(314)	516	(449)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,689	1,173	1,622

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,375	$1,689	$1,173

SUPPLEMENTAL DISCLOSURE ABOUT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Bankruptcy related settlements resulting in the receipt of treasury stock	$—	$—	$12
Capital lease obligation incurred	17	7	12
Supplemental Cash Flow Data:
Income taxes paid (refunds received)	59	(70)	107
Cash interest paid	180	185	207

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Consolidated Statements of Equity

	Equity Attributable to Holdings’ Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at February 2, 2008	132	$1	$(4,331)	$10,419	$4,509	$69	$313	$10,980
Comprehensive income (loss)
Net income	—	—	—	—	53	—	46	99
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(604)	59	(545)
Cumulative translation adjustment, net of tax	—	—	—	—	—	(77)	(95)	(172)

Total Comprehensive Loss								(618)
Stock awards	—	—	2	(8)	—	—	—	(6)
Pre-petition tax settlements	—	—	—	23	—	—	—	23
Bankruptcy related settlement agreements	—	—	(12)	7	—	—	—	(5)
Shares repurchased	(10)	—	(678)	—	—	—	—	(678)
Associate stock purchase	—	—	7	—	—	—	—	7
Other	—	—	—	—	—	—	(4)	(4)

Balance at January 31, 2009	122	1	(5,012)	10,441	4,562	(612)	319	9,699

Comprehensive income
Net income	—	—	—	—	235	—	62	297
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(197)	(62)	(259)
Deferred gain on derivative, net of tax	—	—	—	—	—	6	—	6
Cumulative translation adjustment, net of tax	—	—	—	—	—	82	28	110

Total Comprehensive Income								154
Proceeds from exercise of stock options	—	—	16	(3)	—	—	—	13
Stock awards	—	—	(32)	29	—	—	—	(3)
Purchase of Sears Canada shares	—	—	—	(2)	—	—	(5)	(7)
Shares repurchased	(7)	—	(424)	—	—	—	—	(424)
Associate stock purchase	—	—	6	—	—	—	—	6
Other	—	—	—	—	—	—	(3)	(3)

Balance at January 30, 2010	115	1	(5,446)	10,465	4,797	(721)	339	9,435

Comprehensive income
Net income	—	—	—	—	133	—	17	150
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(41)	29	(12)
Deferred gain on derivative, net of tax	—	—	—	—	—	(9)	—	(9)
Cumulative translation adjustment, net of tax	—	—	—	—	—	68	25	93

Total Comprehensive Income								222
Proceeds from exercise of stock options	—	—	—	—	—	—	—	—
Stock awards	—	—	10	(11)	—	—	—	(1)
Purchase of Sears Canada shares	—	—	—	(269)	—	(76)	(236)	(581)
Sears Canada dividend paid to minority shareholders	—	—	—	—	—	—	(69)	(69)
Shares repurchased	(6)	—	(394)	—	—	—	—	(394)
Associate stock purchase	—	—	4	—	—	—	—	4
Other	—	—	—	—	—	—	(2)	(2)

Balance at January 29, 2011	109	$1	$(5,826)	$10,185	$4,930	$(779)	$103	$8,614

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Notes To Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations, Consolidation and Basis of Presentation

Sears Holdings Corporation (“Holdings,” “we,” “us,” “our” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the Merger of Kmart and Sears, which was completed on March 24, 2005. We are a broadline retailer with 2,201 full-line and 1,354 specialty retail stores in the United States operating through Kmart and Sears and 483 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 92%-owned subsidiary. We have three reportable segments: Kmart, Sears Domestic and Sears Canada.

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

Fiscal year	Ended	Weeks
2010	January 29, 2011	52
2009	January 30, 2010	52
2008	January 31, 2009	52

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

We classify cash balances which have been pledged as collateral, and for which we do not have the ability to substitute letters of credit, as restricted cash on our consolidated balance sheet.

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit included in other current liabilities were $122 million and $116 million at January 29, 2011 and January 30, 2010, respectively.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis. Allowances for doubtful accounts on accounts receivable balances were $36 million and $39 million at January 29, 2011 and January 30, 2010, respectively. Our accounts receivable balance on our consolidated balance sheet is presented net of our allowance for doubtful accounts and is comprised of various vendor-related and customer-related accounts receivable, including receivables related to our pharmacy operations.

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

Approximately 48% of consolidated merchandise inventories are valued using LIFO. To estimate the effects of inflation on inventories, we utilize external price indices determined by an outside source, the Bureau of Labor Statistics. If the FIFO method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $42 million higher at January 29, 2011 and $27 million higher at January 30, 2010.

Vendor Rebates and Allowances

We receive rebates and allowances from certain vendors through a variety of programs and arrangements intended to offset our costs of promoting and selling certain vendor products. These vendor payments are recognized and recorded as a reduction to the cost of merchandise inventories when earned and, thereafter, as a reduction of cost of sales, buying and occupancy as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is initially deferred and amortized ratably to cost of sales, buying and occupancy over the life of the contract or as performance of the activities specified by the vendor to earn the fee is completed.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

Impairment of Long-Lived Assets and Costs Associated with Exit Activities

In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including property and equipment and definite-lived intangible assets, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. See Note 14 for further information regarding long-lived asset impairment charges recorded during 2008.

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

As required by accounting standards, we perform annual goodwill and indefinite-lived intangible asset impairment tests in the fourth quarter and update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

its carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within a reporting unit. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

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

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. See Notes 13 and 14 to the Consolidated Financial Statements for further information regarding goodwill and related impairment charges recorded during 2008.

Intangible Asset Impairment Assessments

We consider the income approach when testing intangible assets with indefinite lives for impairment on an annual basis. We determined that the income approach, specifically the relief from royalty method, was most appropriate for analyzing our indefinite-lived assets. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (i) estimation of reasonable royalty rates for the assets and (ii) the application of these royalty rates to a net sales stream and discounting the resulting cash flows to determine a value. We multiplied the selected royalty rate by the forecasted net sales stream to calculate the cost savings (relief from royalty payment) associated with the assets. The cash flows are then discounted to present value by the selected discount rate and compared to the carrying value of the assets.

Financial Instruments and Hedging Activities

We are exposed to fluctuations in foreign currency exchange rates as a result of our net investment in Sears Canada. Further, Sears Canada is exposed to fluctuations in foreign currency exchange rates due to inventory

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

purchase contracts denominated in U.S. dollars. As a result, we primarily use derivatives as a risk management tool to decrease our exposure to fluctuations in the foreign currency market. We primarily use foreign currency forward contracts to hedge the foreign currency exposure of our net investment in Sears Canada against adverse changes in exchange rates and foreign currency collar contracts to hedge against foreign currency exposure arising from Sears Canada’s inventory purchase contracts denominated in U.S. dollars.

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

Sears Canada Hedges of Merchandise Purchases

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated collar contracts for a portion of its expected requirements. Since Holdings’ functional currency is the U.S. dollar, we are not directly exposed to the risk of exchange rate changes due to Sears Canada’s merchandise purchases, and therefore we do not account for these instruments as a hedge of our foreign currency exposure risk. Changes in the fair value of these contracts are recorded in the consolidated statement of income as a component of other income each period.

Hedges of Interest Rates and Other Foreign Currency

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Other Financial Instruments

We have, from time to time, invested our surplus cash in various securities and financial instruments, including total return swaps, which are derivative instruments designed to synthetically replicate the economic return characteristics of one or more underlying marketable equity securities. Such investments may be highly concentrated and involve substantial risks. Changes in the fair value of the total return swaps are recognized as a component of interest and investment income in our consolidated statements of income as they occur. We had no investments in total return swaps at January 29, 2011 or January 30, 2010.

Counterparty Credit Risk

We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better at January 29, 2011 and January 30, 2010.

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

Self-insurance Reserves

We are self-insured for certain costs related to workers’ compensation, asbestos and environmental, automobile, warranty, product and general liability claims. We obtain third-party insurance coverage to limit our exposure to certain of these self-insured risks. A portion of these self-insured risks is managed through a wholly owned insurance subsidiary. Our liability reflected on the consolidated balance sheet, classified within other liabilities (current and long-term), represents an estimate of the ultimate cost of claims incurred at the balance sheet date. In estimating this liability, we utilize loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. The liabilities for self-insured risks are discounted to their net present values.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

The Company has a Shop Your Way Rewards loyalty program in which customers can earn points on purchases which can be redeemed to pay for future purchases. The expense for customer points earned is recognized as customers earn them and recorded in cost of sales.

Selling and Administrative Expenses

Selling and administrative expenses are comprised principally of payroll and benefits costs for retail and corporate employees, occupancy costs of corporate facilities, advertising, pre-opening costs and other administrative expenses.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Pre-Opening Costs

Pre-opening and start-up activity costs are expensed in the period in which they occur.

Advertising Costs

Advertising costs are expensed as incurred, generally the first time the advertising occurs, and amounted to $2.0 billion, $1.9 billion, and $2.1 billion for 2010, 2009, and 2008, respectively. These costs are included within selling and administrative expenses in the accompanying consolidated statements of income.

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

Stock-based Compensation

We account for stock-based compensation arrangements in accordance with accounting standards pertaining to share-based payment transactions, which requires us to both recognize as expense the fair value of all stock-based compensation awards (which includes stock options, although there were no options outstanding in 2010) and to classify excess tax benefits associated with share-based compensation deductions as cash from financing activities rather than cash from operating activities. We recognize compensation expense as awards vest on a straight-line basis over the requisite service period of the award.

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

New Accounting Pronouncements

Disclosures about Fair Value Measurements

In January 2010, the FASB issued an accounting standards update to improve disclosures about fair value measurements. The update amends existing accounting rules regarding fair value measurements and disclosures to add new requirements for disclosures related to transfers into and out of investment Levels 1 and 2, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 investment measurements. It also clarifies existing fair value disclosures about the level of disaggregation, as well as inputs and valuation techniques used to measure fair value. The update is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for years beginning after December 15,

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

2010. As this update only related to financial statement disclosures, it did not have an impact on our results of operations, cash flows or financial position. See Note 5 for further discussion regarding our fair value measurements of financial assets and liabilities.

NOTE 2—SEARS CANADA

Acquisition of Noncontrolling Interest

During the first quarter of 2010, we acquired approximately 19 million additional common shares of Sears Canada. We paid a total of $560 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards applicable to noncontrolling interests. Accordingly, we reclassified an accumulated other comprehensive loss from noncontrolling interest to controlling interest in the Consolidated Statement of Equity at January 29, 2011.

During 2009, we acquired approximately 0.5 million of Sears Canada’s common shares in open market transactions. We paid a total of $7 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards on noncontrolling interests.

Dividends

On May 18, 2010, Sears Canada announced that its Board of Directors declared a cash dividend of $3.50 Canadian per common share, or approximately $377 million Canadian ($352 million U.S.), which was paid on June 4, 2010 to shareholders of record at the close of business on May 31, 2010. Accordingly, Holdings received dividends of $318 million and minority shareholders in Sears Canada received dividends of $34 million during the second quarter of 2010.

On September 10, 2010, Sears Canada announced that its Board of Directors declared an additional cash dividend of $3.50 Canadian per common share, or approximately $377 million Canadian ($356 million U.S.), which was paid on September 24, 2010 to shareholders of record at the close of business on September 22, 2010. Accordingly, Holdings received dividends of $321 million and minority shareholders in Sears Canada received dividends of $35 million during the third quarter of 2010.

Sears Canada declared and paid total dividends of $754 million Canadian ($708 million U.S.) during 2010, of which Holdings received $639 million and minority shareholders received $69 million.

Sears Canada Share Repurchases

During the second quarter of 2010, Sears Canada filed a Normal Course Issuer Bid with the Toronto Stock Exchange that permits it to purchase for cancellation up to 5% of its issued and outstanding common shares, representing approximately 5.4 million common shares. The purchase authorization expires on May 24, 2011 or on such earlier date as Sears Canada may complete its purchases pursuant to the Normal Course Issuer Bid. Sears Canada may not purchase common shares under the Normal Course Issuer Bid if they cannot be purchased at prices that they consider attractive, and decisions regarding the timing of purchases will be based on market conditions and other factors. Sears Canada commenced the purchasing of shares under the Normal Course Issuer Bid on September 20, 2010, and during 2010 purchased and cancelled approximately 2.2 million common shares for $43 million.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Sears Holdings Ownership of Sears Canada

At January 29, 2011 and January 30, 2010, Sears Holdings was the beneficial holder of approximately 97 million, or 92% and 79 million or 73%, respectively, of the common shares of Sears Canada.

NOTE 3—BORROWINGS

Total borrowings outstanding at January 29, 2011 and January 30, 2010 were $3.5 billion and $2.5 billion, respectively. At January 29, 2011, total short-term borrowings were $360 million consisting of unsecured commercial paper. At January 30, 2010, total short-term borrowings were $325 million, consisting of $119 million of secured borrowings and $206 million of unsecured commercial paper. The weighted-average annual interest rate paid on short-term debt was 3.7% in 2010 and 3.0% in 2009.

Long-term debt is as follows:

ISSUE	January 29, 2011	January 30, 2010
millions
SEARS ROEBUCK ACCEPTANCE CORP.
6.50% to 7.50% Notes, due 2011 to 2043	$822	$823
7.05% to 7.50% Medium-Term Notes, due 2012 to 2013	80	83
SEARS HOLDINGS CORP.
6.625% Senior Secured Notes, due 2018	1,246	—
SEARS DC CORP.
9.07% to 9.20% Medium-Term Notes, due 2012	23	23
ORCHARD SUPPLY HARDWARE STORES CORPORATION
Credit Facility, due 2013	48	—
Real Estate Term Loan, variable interest rate above LIBOR, due 2013(1)	50	—
Commercial Mortgage-Backed Loan, variable interest above LIBOR, due 2010(2)	—	120
Senior Secured Term Loan, variable rate of interest above LIBOR, due 2013(3)	174	176
SEARS CANADA INC.
Credit Facility, due 2015	107	—
7.05% to 7.45% Medium-Term Notes, due 2010	—	281
CAPITALIZED LEASE OBLIGATIONS	597	635
OTHER NOTES AND MORTGAGES	25	39

Total long-term borrowings	3,172	2,180
Current maturities	(509)	(482)

Long-term debt and capitalized lease obligations	$2,663	$1,698

Weighted-average annual interest rate on long-term debt	6.8%	6.6%

(1)

The Real Estate Term Loan is collateralized by certain real properties of our OSH wholly owned subsidiary with a total carrying value of approximately $158 million at January 29, 2011. The Real Estate Term Loan had an interest rate of LIBOR plus 4.25% at January 29, 2011.

(2)

The Commercial Mortgage-Backed Loan was collateralized by certain real properties of our OSH wholly owned subsidiary with a total carrying value of approximately $169 million at January 30, 2010. The Commercial Mortgage-Backed Loan had an interest rate of LIBOR plus 1.625% at January 30, 2010.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(3)

The Senior Secured Term Loan is collateralized by a priority interest in all non-real estate assets of OSH and a second lien on OSH’s inventory, and requires quarterly repayments equal to 0.25% of the then outstanding principal balance. The Senior Secured Term Loan had an interest rate of LIBOR plus 4.75% at January 29, 2011.

The fair value of long-term debt was $2.5 billion at January 29, 2011 and $1.4 billion at January 30, 2010. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities.

At January 29, 2011, long-term debt maturities for the next five years and thereafter were as follows:

millions
2011	$509
2012	235
2013	329
2014	58
2015	160
Thereafter	1,881

$3,172

Interest

Interest expense for years 2010, 2009, and 2008 was as follows:

millions	2010	2009	2008
COMPONENTS OF INTEREST EXPENSE
Interest expense	$258	$219	$243
Accretion of lease obligations at net present value	21	22	24
Amortization of debt issuance costs	31	24	5

Interest expense	$310	$265	$272

Debt Repurchase Authorization

In 2005, our Finance Committee of the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of our outstanding indebtedness in open market or privately negotiated transactions. Our wholly owned finance subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), has repurchased $215 million of its outstanding notes, including $6 million repurchased during 2009 and $49 million repurchased during 2008, thereby reducing the unused balance of this authorization to $285 million. We recognized a gain of $13 million on the repurchases made during 2008.

Unsecured Commercial Paper

We borrow through the commercial paper markets. At January 29, 2011 and January 30, 2010, we had outstanding commercial paper borrowings of $360 million and $206 million, respectively. ESL Investments, Inc. held $240 million at January 29, 2011. See Note 16 for further discussion of these borrowings.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Domestic Credit Agreement

We have a $2.4 billion domestic credit agreement (the “Domestic Credit Agreement”) in place as a funding source for general corporate purposes. The Domestic Credit Agreement includes a $1.5 billion letter of credit sub-limit and an accordion feature that gives us the flexibility, subject to certain terms and conditions, to increase the size of the credit facility, or add a term loan tranche to the Domestic Credit Agreement, in an aggregate amount of up to $1.0 billion. The Domestic Credit Agreement, which has an expiration date of June 2012, is an asset based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Domestic Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and determines availability pursuant to a borrowing base formula.

The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 25% (15% during the holiday period, which is defined as October 15 to December 15). It also imposes various other requirements which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. We have also agreed to limit the amount of cash accumulated when borrowings are outstanding under the Domestic Credit Agreement.

At January 29, 2011, we had no borrowings outstanding under the Domestic Credit Agreement. We had $235 million of letters of credit outstanding under the Domestic Credit Agreement. As a result, our availability under the agreement was $2.2 billion at January 29, 2011. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

Senior Secured Notes

In October 2010, we sold $1 billion aggregate principal amount of senior secured notes (the “Notes”), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company’s domestic pension plan in a private placement. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the “Collateral”). The lien that secures the Notes is junior in priority to the lien on such assets that secures obligations under the Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under the Domestic Credit Agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Notes at a premium based on the “Treasury Rate” as defined in the indenture, plus 50 basis points. We have agreed to offer to exchange the Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

At January 29, 2011, we had approximately $107 million ($108 million Canadian) of borrowings outstanding under the Sears Canada Facility and classified these borrowings as long-term debt as we do not intend to repay outstanding amounts within the next twelve months. Availability under this agreement, given total outstanding borrowings and letters of credit, was approximately $510 million ($511 million Canadian) at January 29, 2011.

Letters of Credit Facility

On January 20, 2011, we and certain of our subsidiaries entered into a letter of credit facility (the “LC Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which Wells Fargo may, on a discretionary basis and with no commitment, agree to issue standby letters of credit upon our request in an aggregate amount not to exceed $500 million for general corporate purposes. The letters of credit issued under the LC Facility are secured by a first priority lien on cash placed on deposit at Wells Fargo pursuant to a pledge and security agreement in an amount equal to 103% of the face value of all issued and outstanding letters of credit. The LC Facility has a term ending on January 20, 2014, unless terminated sooner pursuant to its terms. Wells Fargo may, in it sole discretion, terminate the LC Facility at any time.

The LC Facility enables us to more cost-effectively obtain letters of credit when surplus cash is available to collateralize the letters of credit. On January 29, 2011, $150 million of letters of credit were outstanding from the facility. We may replace our letters of credit issued under our LC Facility with letters of credit issued under the Domestic Credit Facility in the future and as such, cash collateral is considered unrestricted cash.

Cash Collateral

We post cash collateral for certain self-insurance programs. We continue to classify the cash collateral posted for self-insurance programs as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. At January 29, 2011 and January 30, 2010, $325 million and $9 million of cash, respectively, was posted as collateral for self-insurance programs.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In November 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility was amended and extended in January 2010 and, as a result, available capacity was bifurcated into a $100 million tranche maturing December 2013 and a $20 million tranche maturing December 2011. The OSH LLC Facility continues to have a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At January 29, 2011, there were $48 million borrowings outstanding under the OSH LLC Facility and $7 million in outstanding letters of credit.

OSH LLC Real Estate Secured Term Loan

During the third quarter of 2010, OSH LLC repaid the $120 million CMBS Loan in its entirety through a combination of available cash, borrowing on the OSH LLC Facility and entering into a new $50 million real estate secured term loan with a variable interest rate above LIBOR and a due date of 2013.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Wholly owned Insurance Subsidiary and Inter-company Notes

As noted in Note 1, we have numerous types of insurable risks, including workers’ compensation, product and general liability, automobile, warranty, and asbestos and environmental claims. In addition, as discussed in Note 1, we sell extended service contracts to our customers. The associated risks are managed through our wholly owned insurance subsidiary. In accordance with applicable insurance regulations, the insurance subsidiary holds investment grade securities to support the insurance coverage it provides.

We have transferred certain domestic real estate and intellectual property (i.e. trademarks) into separate wholly owned, bankruptcy remote subsidiaries. These bankruptcy remote subsidiaries lease the real estate property to Sears and license the use of the trademarks to Sears and Kmart. Further, the bankruptcy remote subsidiaries have issued asset-backed notes that are collateralized by the aforementioned real estate rental streams and intellectual property licensing fee streams. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart and, potentially in the future, other affiliates or third parties, will be used for the payment of fees, interest and principal on the asset-backed notes issued. Since the inception of these subsidiaries, the debt securities have been entirely held by our wholly owned consolidated subsidiaries in support of our insurance activities. At January 29, 2011 and January 30, 2010, the net book value of the securitized intellectual property assets was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.8 billion at January 29, 2011 and $0.9 billion at January 30, 2010.

NOTE 4—DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL GUARANTEES

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

Changes in the fair value of any derivatives that are not designated as hedges are recorded in earnings each period. Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated collar contracts for a portion of its expected requirements. Since Holdings’ functional currency is the U.S. dollar, we are not directly exposed to the risk of exchange rate changes due to Sears Canada’s merchandise purchases, and therefore we do not account for these instruments as a hedge of our foreign currency exposure risk.

Sears Canada Hedges of Merchandise Purchases

Sears Canada had entered into foreign currency collar contracts with a total notional value of $372 million and $299 million at January 29, 2011 and January 30, 2010, respectively. As discussed previously, these collar contracts are used to hedge Sears Canada’s purchase of inventory under U.S. dollar denominated contracts. We record mark-to-market adjustments based on the total notional value of these outstanding collar contracts at the end of each period. We recorded mark-to-market liabilities related to the foreign currency collar contracts of $3 million at January 29, 2011 and $9 million at January 30, 2010.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

We record the earnings impact of mark-to-market and settlement adjustments for foreign currency collar contracts in other income (loss) at the end of each period. We recorded mark-to-market and settlement losses on these contracts of $14 million and $77 million in other income (loss) for years ended January 29, 2011 and January 30, 2010, respectively.

Sears Canada’s above noted foreign currency collar contracts were entered into as a hedge of merchandise purchase contracts denominated in U.S. currency. We also record mark-to-market adjustments for the value of the merchandise purchase contracts (considered to be embedded derivatives under relevant accounting rules) at the end of each period. We recorded an asset of $2 million at January 29, 2011 related to the fair value of these embedded derivatives. These embedded derivates had a zero fair value at January 30, 2010.

We record the earnings impact of mark-to-market and settlement adjustments related to the embedded derivative in the merchandise purchase contracts in other income (loss) at the end of each period. We recorded mark-to-market and a settlement loss of $1 million for the year ended January 29, 2011 and mark-to-market and settlement gains of $10 million for the year ended January 30, 2010.

At January 29, 2011, we had total derivative mark-to-market liabilities related to the collar contracts and embedded derivatives of $1 million. We recorded total mark-to-market losses and settlements of $15 million in other income (loss) for the year ending January 29, 2011. At January 30, 2010, we had total derivative mark-to-market assets related to the collar contracts and embedded derivatives of $9 million. We recorded total mark-to-market losses and settlements of $67 million in other income (loss) for the year ending January 30, 2010. See Note 5 for further information regarding fair value of these collar and merchandise purchase contracts and the respective balance sheet classifications at January 29, 2011 and January 30, 2010.

Hedges of Net Investment in Sears Canada

At January 29, 2011 and January 30, 2010, we had a series of foreign currency forward contracts outstanding with a total Canadian notional value of $629 million and $400 million, respectively, and with a weighted-average remaining life of 0.5 years. These contracts were designated and qualified as hedges of the foreign currency exposure of our net investment in Sears Canada. Accordingly, the aggregate fair value of the forward contracts at January 29, 2011 and January 30, 2010, of approximately $1 million and $15 million, respectively, was recorded as an asset on our consolidated balance sheet. The decline in fair value of $14 million related to these forward contracts, net of tax, was recorded as a component of other comprehensive income for the 52-week period ended January 29, 2011.

We settled certain foreign currency forward contracts during 2010 and paid a net amount of $3 million relative to these contract settlements. During fiscal 2008, we paid a net amount of $64 million to settle certain foreign currency forward contracts entered into in prior years. As hedge accounting was applied to such contracts, an offsetting amount was recorded as a component of other comprehensive income.

Certain of our currency forward contracts require collateral be posted in an amount equal to the liability under such contracts. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had $3 million of cash collateral posted under these contracts at January 29, 2011. We did not have any cash collateral posted under these contracts as of January 30, 2010. We had no such foreign currency forward contracts outstanding as of January 31, 2009.

Counterparty Credit Risk

We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better at January 29, 2011.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Financial Guarantees

We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding at January 29, 2011:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$405	$66	$—	$471
Commercial letters of credit	9	118	—	127
Secondary lease obligations	—	—	20	20

The secondary lease obligations relate to certain store leases of previously divested Sears businesses and certain Sears franchise locations. We remain secondarily liable if the primary obligor defaults.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities and domestic cash and cash equivalents are reflected in the consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt is disclosed in Note 3 to the Consolidated Financial Statements. The following table provides the fair value measurement amounts for other financial assets and liabilities recorded on our consolidated balance sheets at fair value at January 29, 2011 and January 30, 2010:

millions	Total Fair Value Amounts at January 29, 2011	Level 1	Level 2	Level 3
Cash equivalents(1)	$416	$416	$—	$—
Restricted cash(2)	15	15	—	—
Foreign currency derivative assets(3)	3	—	3	—
Foreign currency derivative liabilities(4)	(3)	—	(3)	—

Total	$431	$431	$—	$—

millions	Total Fair Value Amounts at January 30, 2010	Level 1	Level 2	Level 3
Cash equivalents(1)	$1,291	$1,291	$—	$—
Restricted cash(2)	11	11	—	—
Foreign currency derivative assets(3)	24	—	24	—

Total	$1,326	$1,302	$24	$—

(1)	Included within Cash and cash equivalents on the consolidated balance sheets.

(2)	Included within Restricted cash on the consolidated balance sheets.

(3)	Included within Prepaid expenses and other current assets on the consolidated balance sheets.

(4)	Included within Other current liabilities on the consolidated balance sheets.

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

NOTE 6—INTEREST AND INVESTMENT INCOME

The following table sets forth the components of interest and investment income as reported in our consolidated statements of income.

millions	2010	2009	2008
Interest income on cash and cash equivalents	$4	$5	$25
Other investment income	32	28	21

Total	$36	$33	$46

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Interest Income on Cash and Cash Equivalents

We recorded interest income of $4 million, $5 million, and $25 million for 2010, 2009 and 2008, respectively, primarily related to interest earned on cash and cash equivalents. These cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, U.S. federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to us.

Other Investment Income

Other investment income primarily includes income generated by (and sales of investments in) certain real estate joint ventures and other equity investments in which we do not have a controlling interest. Investment income from equity investments was $17 million, $11 million and $11 million in 2010, 2009 and 2008, respectively. Other investment income also included a $6 million, $9 million and $10 million dividend received on our cost method investment in Sears Mexico for 2010, 2009 and 2008, respectively.

NOTE 7—BENEFIT PLANS

We sponsor a number of pension and postretirement benefit plans. Expenses for retirement and savings-related benefit plans were as follows:

millions	2010	2009	2008
Retirement/401(k) Savings Plans	$11	$13	$97
Pension plans	119	172	—
Postretirement benefits	27	27	28

Total	$157	$212	$125

Retirement Savings Plans

We sponsor Sears and Kmart 401(k) retirement savings plans for employees meeting service eligibility requirements. Prior to 2009, we matched a portion of employee contributions made to the plans. The Company announced during 2008 that it would suspend matching contributions on employee deferrals to 401(k) plans with respect to eligible compensation earned for payroll periods that end after January 30, 2009. Total expense related to the Retirement Savings Plans was $84 million in 2008.

Effective July 1, 2008, the Sears Canada defined pension plan was amended and a defined contribution component was added. The defined benefit service accrual ceased and all plan members earn pensionable service under the defined contribution component of the Sears Registered Retirement Plan. The defined contribution expense was $11 million during 2010 and $13 million during each of 2009 and 2008.

Domestic Benefit Plans

The Kmart tax-qualified defined benefit pension plan was merged with and into the Sears domestic pension plan effective at January 30, 2008. The merged plan was renamed as the Sears Holdings Pension Plan (“SHC domestic plan”) and Holdings accepted sponsorship of the SHC domestic plan effective at that date. The pension plans were frozen, and associates no longer earn additional benefits under the plans.

Certain domestic full-time and part-time employees of Sears are eligible to participate in noncontributory defined benefit plans after meeting age and service requirements. Substantially all full-time Canadian employees,

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

In addition to providing pension benefits, Sears provides domestic and Canadian employees and retirees certain medical benefits. These benefits provide access to medical plans, with Company subsidies for certain eligible retirees. Certain domestic Sears retirees are also provided life insurance benefits. To the extent we share the cost of the retiree medical benefits with retirees, such cost sharing is based on years of service and year of retirement. Sears’ postretirement benefit plans are not funded. We have the right to modify or terminate these plans.

In February 2007, Sears Canada announced amendments to its post-retirement programs including the introduction of a defined contribution component to its pension plan and the discontinuation of retiree medical, dental and life benefits for those Sears Canada associates who did not achieve eligibility for such benefits by December 31, 2008. The amendments to the post-retirement programs generated a curtailment gain and reduction to the benefit plan obligation in the amount of $27 million during the year ended February 2, 2008.

Effective January 1, 2007, the Kmart pre-65 retiree medical plan and the Sears pre-65 and post-65 retiree medical plans were merged into a master retiree medical program sponsored by Holdings. Effective December 19, 2007, this master program was merged with a subsidiary’s retiree program, creating a new master plan, which includes separate Holdings pre-65 and post-65 programs. Eligible Kmart associates who retired on or after January 1, 2008 and all eligible Sears retirees are covered by both of these programs. Kmart associates who retired before January 1, 2008 are eligible for the pre-65 program only. There were no accrued post-retirement benefit costs as of January 29, 2011 and January 30, 2010.

Pension Plans

	2010			2009
millions	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total
Change in projected benefit obligation
Beginning balance	$5,435	$1,256	$6,691	$4,920	$868	$5,788
Benefits earned during the period	—	—	—	—	—	—
Interest cost	320	75	395	336	71	407
Actuarial loss	176	90	266	525	276	801
Benefits paid	(308)	(108)	(416)	(346)	(101)	(447)
Foreign currency exchange impact	—	88	88	—	142	142
Other	—	—	—	—	—	—

Balance at the measurement date	$5,623	$1,401	$7,024	$5,435	$1,256	$6,691

Change in assets at fair value:
Beginning balance	$3,633	$1,211	$4,844	$3,215	$1,053	$4,268
Actual return on plan assets	452	98	550	591	108	699
Company contributions	277	2	279	173	10	183
Benefits paid	(308)	(108)	(416)	(346)	(101)	(447)
Foreign currency exchange impact	—	85	85	—	154	154
Other	—	—	—	—	(13)	(13)

Balance at the measurement date	$4,054	$1,288	$5,342	$3,633	$1,211	$4,844

Net amount recognized	$(1,569)	$(113)	$(1,682)	$(1,802)	$(45)	$(1,847)

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Postretirement Obligations

	2010			2009
millions	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total
Change in accumulated postretirement benefit obligation:
Beginning balance	$290	$266	$556	$297	$190	$487
Benefits earned during the period	—	1	1	—	1	1
Interest cost	16	16	32	19	15	34
Plan participants’ contributions	46	—	46	48	—	48
Actuarial loss	16	14	30	3	44	47
Benefits paid	(82)	(13)	(95)	(77)	(14)	(91)
Foreign currency exchange rate impact and other	—	19	19	—	30	30

Balance at the measurement date	$286	$303	$589	$290	$266	$556

Change in plan assets at fair value:
Beginning of year balance	$—	$102	$102	$—	$95	$95
Actual return on plan assets	—	3	3	—	8	8
Company contributions	36	1	37	29	—	29
Plan participants’ contributions	46	—	46	48	—	48
Benefits paid	(82)	(21)	(103)	(77)	(14)	(91)
Foreign currency exchange rate impact and other	—	5	5	—	13	13

Balance at the measurement date	$—	$90	$90	$—	$102	$102

Funded status	$(286)	$(213)	$(499)	$(290)	$(164)	$(454)

The current portion of our liability for postretirement obligations is $35 million, which we expect to pay during fiscal 2011.

Weighted-average assumptions used to determine plan obligations are as follows:

	2010		2009		2008
	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada
Pension benefits:
Discount Rate	5.75%	5.40%	6.00%	6.00%	7.00%	7.90%
Rate of compensation increases	N/A	3.50%	N/A	3.50%	N/A	3.50%
Postretirement benefits:
Discount Rate	5.00%	5.40%	6.00%	6.00%	7.00%	7.80%
Rate of compensation increases	N/A	3.50%	N/A	3.50%	N/A	3.50%

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Net Periodic Benefit Cost

The components of net periodic benefit cost are as follows:

	2010			2009			2008
millions	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total
Pension benefits:
Benefits earned during the period	$—	$—	$—	$—	$—	$—	$—	$10	$10
Interest cost	320	76	396	336	71	407	356	52	408
Expected return on plan assets	(287)	(77)	(364)	(241)	(70)	(311)	(355)	(63)	(418)
Recognized net loss	87	—	87	76	—	76	—	—	—
Other	—	—	—	—	—	—	—	—	—

Net periodic benefit cost (benefit)	$120	$(1)	$119	$171	$1	$172	$1	$(1)	$—

Postretirement benefits:
Benefits earned during the period	$—	$1	$1	$—	$1	$1	$—	$1	$1
Interest cost	16	16	32	19	16	35	22	10	32
Expected return on assets	—	(6)	(6)	—	(6)	(6)	—	(5)	(5)
Curtailment gain	—	—	—	—	—	—	—	—	—
Recognized net gain	—	—	—	(1)	—	(1)	—	—	—
Amortization of net actuarial gain	—	—	—	—	(2)	(2)	—	—	—
Other	—	—	—	—	—	—	—	—	—

Net periodic benefit cost (benefit)	$16	$11	$27	$18	$9	$27	$22	$6	$28

Weighted-average assumptions used to determine net cost for years ended are as follows:

	2010		2009		2008
	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada
Pension benefits:
Discount Rate	6.00%	5.40%	7.00%	7.90%	6.45%	5.50%
Return of plan assets	8.00%	6.50%	7.75%	6.50%	7.50%	6.50%
Rate of compensation increases	N/A	3.50%	N/A	3.50%	N/A	4.00%
Postretirement benefits:
Discount Rate	6.00%	6.00%	7.00%	7.80%	6.45%	5.50%
Return of plan assets	N/A	6.50%	N/A	6.50%	N/A	7.00%
Rate of compensation increases	N/A	3.50%	N/A	3.50%	N/A	4.00%

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

For purposes of determining the periodic expense of our defined benefit plans, we use the fair value of plan assets as the market related value. For 2011 and beyond, the domestic weighted-average health care cost trend rates used in measuring the postretirement benefit expense are a 9.5% trend rate in 2011 to an ultimate trend rate of 7.5% in 2015. A one-percentage-point change in the assumed health care cost trend rate would have the following effects on the postretirement liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on total service and interest cost components	$2	$(2)
Effect on postretirement benefit obligation	$34	$(34)

$72 million of the unrecognized net losses in accumulated other comprehensive income are expected to be amortized as a component of net periodic benefit cost during fiscal 2011.

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

Domestic plan assets were invested in the following classes of securities:

	Plan Assets at
	January 29, 2011	January 31, 2010
Equity securities	38%	38%
Fixed income and other debt securities	61	59
Other	1	3

Total	100%	100%

The domestic plan’s target allocation is determined by taking into consideration the amounts and timing of projected liabilities, our funding policies and expected returns on various asset classes. At January 29, 2011, the plan’s target asset allocation was 40% equity and 60% fixed income. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Sears Canada plan assets were invested in the following classes of securities (none of which were securities of the Company):

	Plan Assets at
	January 29, 2011	January 30, 2010
Equity securities	28%	20%
Fixed income and other debt securities	64	48
Alternative investments securities	8	32

Total	100%	100%

The Sears Canada plans’ target allocation is determined by taking into consideration the amounts and timing of projected liabilities, our funding policies and expected returns on various asset classes. At January 29, 2011, the plan’s target asset allocation was 60% fixed income and 40% equity. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Future Cash Flows of Benefit Plans

Information regarding expected future cash flows for our benefit plans is as follows:

millions	SHC Domestic	Sears Canada	Total
Pension benefits:
Employer contributions:
2011 (expected)	$343	$9	$352
Expected benefit payments:
2011	$337	$87	$424
2012	346	88	434
2013	356	89	445
2014	366	90	456
2015	377	91	468
2016-2020	2,007	466	2,473
Postretirement benefits:
Employer contributions:
2011 (expected)	$36	$1	$37
Expected employer contribution for benefit payments:
2011	$36	$19	$55
2012	34	20	54
2013	32	20	52
2014	30	21	51
2015	28	21	49
2016-2020	114	108	222

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Pension and Postretirement Benefit Plan Assets

The following table presents our plan assets using the fair value hierarchy described in Note 5 at January 29, 2011 and January 30, 2010:

SHC Domestic	Investment Assets at Fair Value at January 29, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents and short term investments	$248	$—	$248	$—
Global equity securities
Common and preferred stock	1,416	1,416	—	—
Registered investment companies	1	1	—	—
Fixed income securities
Corporate	1,952	—	1,952	—
Sears Holdings Corporation senior secured notes	240	—	240	—
U.S. government and agencies	15	—	15	—
Mortgage backed and asset backed	32	—	31	1
Municipal and foreign government	58	—	58	—
Ventures and partnerships	21	—	1	20

Total investment assets at fair value	$3,983	$1,417	$2,545	$21
Cash	60
Accounts receivable	47
Accounts payable	(36)

Net assets available for plan benefits	$4,054

SHC Domestic	Investment Assets at Fair Value at January 30, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents and short term investments	$157	$—	$157	$—
Global equity securities
Common and preferred stock	1,263	1,262	1	—
Registered investment companies	5	5	—	—
Fixed income securities
Corporate	1,205	—	1,205	—
U.S. government and agencies	301	—	301	—
Mortgage backed and asset backed	377	—	364	13
Municipal and foreign government	73	—	73	—
Ventures and partnerships	50	—	1	49

Total investment assets at fair value	$3,431	$1,267	$2,102	$62
Cash	172
Accounts receivable	59
Accounts payable	(29)

Net assets available for plan benefits	$3,633

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Sears Canada	Investment Assets at Fair Value at January 29, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents and short term investments	$16	$16	$—	$—
Global equity securities
Common and preferred stock	185	185	—	—
Pooled equity funds	305	192	—	113
Fixed income securities
Corporate	372	50	320	2
U.S. government and agencies	1	—	1	—
Mortgage backed and asset backed	69	—	—	69
Municipal and foreign government	286	250	36	—
Futures, options and other	—	—	—	—

Total investment assets at fair value	$1,234	$693	$357	$184
Cash	116
Refundable deposits	25
Accounts receivable	11
Accounts payable	(8)

Net assets available for plan benefits	$1,378

Sears Canada	Investment Assets at Fair Value at January 30, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents and short term investments	$7	$7	$—	$—
Global equity securities
Pooled equity funds	644	260	—	384
Fixed income securities
Corporate	226	65	93	68
U.S. government and agencies	2	—	2	—
Mortgage backed and asset backed	2	—	—	2
Municipal and foreign government	378	345	33	—
Futures, options and other	23	—	23	—

Total investment assets at fair value	$1,282	$677	$151	$454
Cash	6
Refundable deposits	23
Accounts receivable	3
Accounts payable	(1)

Net assets available for plan benefits	$1,313

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

A rollforward of our Level 3 assets each year is as follows:

SHC Domestic	January 30, 2010 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Sales and Settlements	Net Transfers Into/(Out of) Level 3	January 29, 2011 Balance
Fixed income securities
Mortgage backed and asset backed	$13	$1	$—	$(9)	$(4)	$1
Venture and partnerships	49	(7)	—	(22)	—	20

Total Level 3 investments	$62	$(6)	$—	$(31)	$(4)	$21

SHC Domestic	January 31, 2009 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Sales and Settlements	Net Transfers Into/(Out of) Level 3	January 30, 2010 Balance
Fixed income securities
Mortgage backed and asset backed	$42	$17	$(25)	$—	$(21)	$13
Venture and partnerships	138	—	(89)	—	—	49

Total Level 3 investments	$180	$17	$(114)	$—	$(21)	$62

Sears Canada	January 30, 2010 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Sales and Settlements	Net Transfers Into/(Out of) Level 3	January 29, 2011 Balance
Fixed income securities
Pooled equity funds	$384	$17	$18	$(306)	$—	$113
Corporate bonds and notes	68	—	2	—	(68)	2
Mortgage backed and asset backed	2	8	—	(9)	68	69

Total Level 3 investments	$454	$25	$20	$(315)	$—	$184

Sears Canada	January 31, 2009 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Sales and Settlements	Net Transfers Into/(Out of) Level 3	January 30, 2010 Balance
Fixed income securities
Pooled equity funds	$409	$38	$(63)	$—	$—	$384
Corporate bonds and notes	62	14	(8)	—	—	68
Mortgage backed and asset backed	4	(2)	—	—	—	2

Total Level 3 investments	$475	$50	$(71)	$—	$—	$454

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 8—EARNINGS PER SHARE

The following tables set forth the components used to calculate basic and diluted earnings per share.

millions except earnings per share	2010	2009	2008
Basic weighted average shares	111.5	117.8	127.0
Dilutive effect of restricted stock and stock options	0.2	0.1	—

Diluted weighted average shares	111.7	117.9	127.0

Net income attributable to Holdings’ shareholders	$133	$235	$53
Earnings per share attributable to Holdings’ shareholders
Basic	$1.19	$1.99	$0.42
Diluted	$1.19	$1.99	$0.42

NOTE 9—EQUITY

Stock-based Compensation

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. We recorded $9 million, $10 million, and $1 million in total compensation expense relative to stock-based compensation arrangements during 2010, 2009, and 2008, respectively. At January 29, 2011, we had $13 million in total compensation cost related to nonvested awards, which is expected to be recognized over approximately the next 3 years.

We do not currently have an employee stock option plan and at January 29, 2011, there are no outstanding options. Changes in employee stock options for 2009 and 2008 were as follows:

	2009		2008
(Shares in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning of year balance	350	$112.90	350	$112.90
Granted	—	—	—	—
Exercised	(150)	88.62	—	—
Cancelled/Forfeited	(200)	131.11	—	—

End of year balance	—	$—	350	$112.90

Exercisable			350	$112.90
Fair value of options granted during the year				$—

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

We granted restricted stock awards to certain associates. These restricted stock awards typically vest in full three years from the date of grant, provided the grantee remains employed by us at the vesting date. The fair value of these awards is equal to the market price of our common stock on the date of grant. We do not currently have a program that provides for restricted stock awards on an annual basis. Changes in restricted stock awards for 2010, 2009, and 2008 were as follows:

	2010		2009		2008
(Shares in thousands)	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant
Beginning of year balance	279	$80.73	594	$134.32	593	$155.05
Granted	176	83.09	110	54.90	184	84.63
Vested	(110)	103.19	(86)	134.67	(16)	111.59
Forfeited	(32)	81.38	(339)	152.59	(167)	155.40

End of year balance	313	$74.09	279	$80.73	594	$134.32

millions	2010	2009	2008
Aggregate fair value of shares granted based on weighted average fair value at date of grant	$15	$6	$16
Aggregate fair value of shares vesting during period	10	5	1
Aggregate fair value of shares forfeited during period	2	14	13

Approximately 107,000 shares of the 313,000 shares of restricted stock outstanding at January 29, 2011 are expected to vest during the year 2011.

Common Share Repurchase Program

From time to time, we repurchase shares of our common stock under a common share repurchase program authorized by our Board of Directors. The common share repurchase program was initially announced in 2005 with a total authorization since inception of the program of $6.0 billion. During 2010, we repurchased approximately 5.5 million of our common shares at a total cost of approximately $394 million, or an average price of $71.76 per share. During 2009, we repurchased approximately 7.1 million of our common shares at a total cost of approximately $424 million, or an average price of $59.81 per share. During 2008, we repurchased approximately 10.3 million of our common shares at a total cost of approximately $678 million, or an average price of $65.58 per share. At January 29, 2011, we had approximately $187 million of remaining authorization under this program.

The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)

The following table displays the components of accumulated other comprehensive income (loss):

millions	January 29, 2011	January 30, 2010	January 31, 2009
Pension and postretirement adjustments (net of tax of $(480), $(451) and $(324), respectively)	$(783)	$(686)	$(489)
Cumulative unrealized derivative gain (net of tax of $0, $6 and $2, respectively)	1	9	3
Currency translation adjustments (net of tax of $(7), $(29) and $(84), respectively	3	(44)	(126)

Accumulated other comprehensive income (loss)	$(779)	$(721)	$(612)

Pension and postretirement adjustments relate to the net actuarial gain or loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive income.

On February 1, 2009, we adopted a newly issued accounting standard for noncontrolling interests that requires us to classify noncontrolling interests as part of equity and to disclose the amount of other comprehensive income attributable to noncontrolling interests. Accumulated other comprehensive income attributable to noncontrolling interests at January 29, 2011, January 30, 2010 and January 31, 2009 was $(4) million, $(132) million and $(98) million, respectively.

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

Additional Treasury Shares related to Kmart Bankruptcy Resolution

During the third quarter of 2008, we completed the settlement of substantially all of the claims associated with the discharge of the Predecessor Company’s liabilities subject to compromise pursuant to the Plan of Reorganization. Accordingly, the remaining 2.1 million of the 31.9 million shares set aside for distribution have been distributed to holders of Class 5 claims. During the second quarter of 2010 we received and recorded as treasury stock 628,513 of these shares which were returned as unclaimed. The actual amount of allowed Class 5 claims was approximately $4 billion, which is less than the $4.3 billion estimate provided for in the Plan of Reorganization.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Bankruptcy-Related Settlements

In 2008, we recognized recoveries of $5 million from vendors who had received cash payments for pre-petition obligations (“critical vendor claims”) or preference payments. During 2008, the Company received 126,385 shares of common stock (weighted average price of $94.61 per share) with an approximate value of $12 million from the Class 5 distribution referenced above. Of this amount, $5 million was recognized as a recovery gain in other income, as they relate to recoveries from vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. The remaining $7 million was recorded as capital in excess of par value, as these shares are the result of a 2004 transaction in which the Company entered into settlement agreements with past providers of surety bonds to resolve all issues in connection with their pre-petition claims. In accordance with the terms of the settlement agreements, Kmart assumed responsibility for the future obligations under the bonds issued with respect to the Predecessor Company’s workers’ compensation insurance program and was assigned the Class 5 claims against the Company.

NOTE 11—INCOME TAXES

millions	2010	2009	2008
Income (loss) before income taxes
U.S.	$(137)	$(38)	$(407)
Foreign	323	458	591

Total	$186	$420	$184

Income tax expense (benefit)
Current:
Federal	$11	$(179)	$(70)
State and local	(4)	18	32
Foreign	110	141	199

Total	117	(20)	161

Deferred:
Federal	(87)	124	(60)
State and local	6	21	(11)
Foreign	—	(2)	(5)

	(81)	143	(76)

Total	$36	$123	$85

	2010	2009	2008
Effective tax rate reconciliation
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal tax benefit	0.7	6.0	7.2
Tax credits	(11.7)	(3.0)	(6.3)
Resolution of income tax matters	(8.2)	(6.2)	(6.8)
Canadian repatriation cost on Sears Canada dividend received	4.7	—	—
Canadian rate differential on noncontrolling interest	(0.1)	(0.9)	(2.3)
Basis difference in domestic subsidiary	—	—	(30.2)
Nondeductible goodwill	—	—	50.0
Other	(1.0)	(1.6)	(0.4)

	19.4%	29.3%	46.2%

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

millions	January 29, 2011	January 30, 2010
Deferred tax assets and liabilities
Deferred tax assets:
Federal benefit for state and foreign taxes	$167	$179
Accruals and other liabilities	128	232
Capital leases	143	159
NOL carryforwards	250	306
Postretirement benefit plans	241	176
Pension	550	664
Deferred revenue	231	202
Credit carryforwards	356	156
Other	111	113

Total deferred tax assets	2,177	2,187
Valuation allowance	(153)	(131)

Net deferred tax assets	2,024	2,056

Deferred tax liabilities:
Trade names/Intangibles	1,161	1,186
Property and equipment	292	304
Inventory	379	264
Other	71	203

Total deferred tax liabilities	1,903	1,957

Net deferred tax asset	$121	$99

We account for income taxes in accordance with accounting standards for such taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. Accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.

At January 29, 2011, we utilized the remaining $269 million Federal net operating loss (“NOL”) carryforwards from the Predecessor Company. We have credit carryforwards of $356 million, which will expire between 2015 and 2031.

At the end of 2009, we had a state NOL deferred tax asset of $212 million and a valuation allowance of $131 million. In 2010, there was a net addition to the state NOL deferred tax asset of $38 million, bringing the ending balance to $250 million. The additional NOLs were the result of additional state losses incurred in 2010, netted against NOL expirations. The valuation allowance increased by $22 million, to $153 million. Additional state valuation allowances were created against the state losses incurred in 2010 and were netted against state valuation allowances reversals due to expiring state NOLs in 2010. The state NOLs will predominantly expire between 2017 and 2030.

Accounting for Uncertainties in Income Taxes

We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. We are present in a large number of taxable jurisdictions, and at any point in time, can have audits underway at various stages of completion in any of these jurisdictions. We evaluate our tax positions and establish liabilities

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

	Federal, State, and Foreign Tax
millions	January 29, 2011	January 30, 2010	January 31, 2009
Gross UTB Balance at Beginning of Period	$310	$360	$454
Tax positions related to the current period:
Gross increases	25	50	66
Gross decreases	(10)	(17)	(39)
Tax positions related to prior periods:
Gross increases	51	57	136
Gross decreases	(161)	(59)	(238)
Settlements	(13)	(29)	(6)
Lapse of statute of limitations	(10)	(52)	(13)

Gross UTB Balance at End of Period	$192	$310	$360

At the end of 2010, we had gross unrecognized tax benefits of $192 million. Of this amount, $98 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. We expect that our unrecognized tax benefits could decrease up to $26 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At January 29, 2011, the total amount of interest and penalties recognized on our consolidated balance sheet was $54 million ($35 million net of federal benefit). The total amount of net interest income recognized in our consolidated statement of income for 2010 was $11 million. We file income tax returns in both the United States and various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its examination of Holdings’ 2006 and 2007 federal income tax returns, and we are currently working with the IRS appeals division to resolve certain matters arising from this exam. We have resolved all matters arising from prior IRS exams. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2002-2008, and Kmart is under examination by such jurisdictions for the years 2003-2008.

NOTE 12—REAL ESTATE TRANSACTIONS

Gain on Sale of Assets

We recognized $67 million, $74 million, and $51 million in gains on sales of assets during 2010, 2009, and 2008, respectively. These gains were primarily a function of several large real estate transactions. During 2010,

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

the gain on sales of assets included a gain recognized on a Sears Auto Center we sold in October 2006, at which time we leased back the property for a period of time. Given the terms of the contract, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. We closed our operations at this location during the first quarter of 2010 and, as a result, recognized a gain of $35 million on this sale at that time. During 2009, the gain on sales of assets included a $44 million gain recognized by Sears Canada on the sale of its former headquarters. During 2008, the gain on sale of assets included a $32 million pre-tax gain recognized on the sale of Sears Canada’s Calgary downtown full-line store.

In August 2007, Sears Canada sold its headquarters office building and adjacent land in Toronto, Ontario for proceeds of $81 million Canadian, net of closing costs. Sears Canada leased back the property under a leaseback agreement through March 2009, at which time it finished its relocation of all head office operations to previously underutilized space in the Toronto Eaton Centre, Ontario. The carrying value of the property was approximately $35 million at February 2, 2008. Given the terms of the leaseback, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred, and the resulting gain was recognized in 2009 given that Sears Canada no longer occupied the associated property.

We classify a portion of our property as held for sale when criteria set out under accounting standards governing the disposal of long-lived assets have been met. Property held for sale at January 29, 2011 and January 30, 2010 totaled $36 million and $38 million, respectively.

Property Acquisitions

During 2008, we purchased 9 previously leased operating properties for $22 million. During 2010 and 2009, we did not purchase any previously leased operating properties. In the normal course of business, we consider opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash. In addition, we review leases that will expire in the short-term in order to determine the appropriate action to take with respect to them.

NOTE 13—GOODWILL AND INTANGIBLE ASSETS

The following summarizes our intangible assets at January 29, 2011 and January 30, 2010, respectively, the amortization expenses recorded for the years then ended, as well as our estimated amortization expense for the next five years and thereafter.

		January 29, 2011		January 30, 2010
millions	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Favorable lease rights	23	$450	$226	$451	$194
Contractual arrangements and customer lists	9	226	146	226	121
Trade names	8	75	51	75	40

		751	423	752	355
Unamortized intangible assets
Trade names		2,811	—	2,811	—

Total		$3,562	$423	$3,563	$355

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Aggregate Amortization Expense
2010	$69
2009	74
2008	84

Estimated Amortization
2011	$63
2012	59
2013	36
2014	27
2015	14
Thereafter	129

Goodwill is the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method. We recorded $1.7 billion in goodwill in connection with the Merger. We recorded $12 million in connection with our acquisition of an additional 3% interest in Sears Canada during 2008.

Changes in the carrying amount of goodwill by segment during years 2009 and 2010 are as follows:

millions	Sears Domestic	Sears Canada	Total
Balance, January 30, 2010 and January 29, 2011:
Goodwill	$1,359	$295	$1,654
Accumulated impairment charges	(262)	—	(262)

	$1,097	$295	$1,392

In accordance with accounting standards for goodwill and other intangible assets, goodwill is not amortized but requires testing for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The impairment test for goodwill utilizes a fair value approach. The impairment test for identifiable intangible assets not subject to amortization is also performed annually or when impairment indications exist, and consist of a comparison of the fair value of the intangible asset with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets. Our annual impairment analysis is performed at the last day of our November accounting period each year. See Note 14 for further information regarding our impairment charges recorded in 2008.

NOTE 14—STORE CLOSINGS AND IMPAIRMENTS

Store Closings and Severance

We closed 11, 43 and 24 stores in our Kmart segment and 15, 19 and 22 stores in our Sears Domestic segment during 2010, 2009 and 2008, respectively. For 2010, 2009 and 2008, we recorded charges related to these store closings of $13 million, $65 million and $27 million at Kmart, respectively, which included $6 million, $27 million and $15 million recorded in cost of sales for inventory clearance markdowns and $7 million, $35 million and $12 million recorded in selling and administrative expenses for store closing and severance costs. For 2009, we recorded charges of $3 million in depreciation expense for accelerated depreciation on assets in stores we decided to close. For 2010, 2009 and 2008, we recorded charges related to these store closings of $13 million, $49 million and $50 million at Sears Domestic, respectively, which included $6 million, $10 million

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

and $21 million recorded in cost of sales for inventory clearance markdowns, $7 million and $39 million and $29 million recorded in selling and administrative expenses for store closing and severance costs. For 2010 and 2009, we recorded charges of $10 million and $9 million, respectively, in depreciation expense for accelerated depreciation on assets in stores we decided to close. For 2009, we recorded a charge of $8 million related to severance at Sears Canada.

In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space. We expect to record an additional charge of approximately $2 million during the first half of 2011 related to stores we announced would close in 2010.

Goodwill

We perform our annual goodwill and intangible impairment test required under accounting standards during the fourth quarter of each year, or when an indication of potential impairment exists. The goodwill impairment test involves a two-step process as described in the “Summary of Significant Accounting Policies” in Note 1 above. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss.

After performing the first step of the process in 2008, we determined goodwill recorded at Sears Domestic’s subsidiary, OSH, was potentially impaired. After performing the second step of the process, we determined that the total amount of goodwill recorded at OSH was impaired and recorded a charge of $262 million.

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

Rental expense for operating leases was as follows:

millions	2010	2009	2008
Minimum rentals	$872	$893	$890
Percentage rentals	21	23	28
Less—Sublease rentals	(53)	(52)	(54)

Total	$840	$864	$864

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Minimum lease obligations, excluding taxes, insurance and other expenses payable directly by us, for leases in effect at January 29, 2011, were as follows:

	Minimum Lease Commitments
millions	Capital	Operating
At January 29, 2011
2011	$130	$801
2012	127	706
2013	120	601
2014	112	497
2015	100	412
Later years	397	2,325

Total minimum lease payments(1)	986	5,342
Less—minimum sublease income		(282)

Net minimum lease payments		$5,060

Less:
Estimated executory costs	(101)
Interest at a weighted average rate of 8.0%	(288)

Capital lease obligations	597
Less current portion of capital lease obligations	(64)

Long-term capital lease obligations	$533

(1)	Sears Canada: Total operating minimum lease payments of $483 million.

NOTE 16—RELATED PARTY DISCLOSURE

Our Board has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL Investments, Inc. (together with its affiliated funds, “ESL”). Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf. ESL beneficially owned 59.9% of our outstanding common stock at January 29, 2011.

Further, to clarify the expectations that the Board of Directors has with respect to the investment of our surplus cash, the Board has renounced, in accordance with Delaware law, any interest or expectancy of the Company associated with any investment opportunities in securities that may come to the attention of Mr. Lampert or any employee, officer, director or advisor to ESL and its affiliated investment entities (each, a “Covered Party”) who also serves as an officer or director of the Company other than (a) investment opportunities that come to such Covered Party’s attention directly and exclusively in such Covered Party’s capacity as a director, officer or employee of the Company, (b) control investments in companies in the mass merchandising, retailing, commercial appliance distribution, product protection agreements, residential and commercial product installation and repair services and automotive repair and maintenance industries and (c) investment opportunities in companies or assets with a significant role in our retailing business, including investment in real estate currently leased by the Company or in suppliers for which the Company is a substantial

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

customer representing over 10% of such companies’ revenues, but excluding investments of ESL that were existing at May 23, 2005.

Sears Holdings, through its subsidiaries, engages in commercial transactions with AutoZone, Inc. (“AutoZone”) in the ordinary course of business. In 2010, we paid AutoZone and its controlled affiliates approximately $26 million for automotive parts, accessories and subscription-based auto repair information. ESL owns 32.3% of the outstanding common stock of AutoZone (based on publicly available data at January 3, 2011), and William C. Crowley, who served as a member of our Board of Directors until May 4, 2010 and as our Executive Vice President and Chief Administrative Officer through January 29, 2011, serves as a director of AutoZone.

During 2010, ESL purchased unsecured commercial paper issued by Sears Roebuck Acceptance Corp. (“SRAC”), an indirect wholly owned subsidiary of Sears Holdings. The weighted average of maturity, annual interest rate, and principal amount outstanding for this commercial paper in year 2010 was 28.9 days, 1.74% and $205 million, respectively. The largest aggregate amount of principal outstanding at any time since the beginning of 2010 was approximately $300 million and the aggregate amount of interest paid by SRAC to ESL during 2010 was $3.5 million. At January 29, 2011, ESL held $240 million in principal amount of commercial paper, which includes $120 million held by ESL for the benefit of Mr. Lampert. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including the interest rate, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.

The Company employs certain employees of ESL. William R. Harker, a Senior Vice President of the Company, serves as Executive Vice President and General Counsel of ESL and our Senior Vice President of Real Estate is employed by ESL. In addition, Mr. Crowley served as President and Chief Operating Officer of ESL while serving as a director and officer of Sears Holdings.

NOTE 17—SUPPLEMENTAL FINANCIAL INFORMATION

Other long-term liabilities at January 29, 2011 and January 30, 2010 consisted of the following:

millions	January 30, 2010	January 31, 2009
Unearned revenues	$794	$829
Self-insurance reserves	757	801
Other	671	988

Total	$2,222	$2,618

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 18—SUMMARY OF SEGMENT DATA

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

	2010
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$15,593	$22,937	$4,796	$43,326

Costs and expenses
Cost of sales, buying and occupancy	11,757	16,358	3,333	31,448
Selling and administrative	3,341	6,086	1,144	10,571
Depreciation and amortization	149	651	100	900
Gain on sales of assets	(7)	(46)	(14)	(67)

Total costs and expenses	15,240	23,049	4,563	42,852

Operating income (loss)	$353	$(112)	$233	$474

Total assets	$6,085	$15,207	$2,976	$24,268

Capital expenditures	$153	$231	$57	$441

	2009
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$15,743	$23,672	$4,628	$44,043

Costs and expenses
Cost of sales, buying and occupancy	12,038	16,653	3,133	31,824
Selling and administrative	3,386	6,220	1,048	10,654
Depreciation and amortization	152	672	102	926
Gain on sales of assets	(23)	(6)	(45)	(74)

Total costs and expenses	15,553	23,539	4,238	43,330

Operating income	$190	$133	$390	$713

Total assets	$5,729	$15,489	$3,590	$24,808

Capital expenditures	$94	$212	$55	$361

	2008
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$16,219	$25,315	$5,236	$46,770

Costs and expenses
Cost of sales, buying and occupancy	12,442	18,084	3,592	34,118
Selling and administrative	3,456	6,415	1,189	11,060
Depreciation and amortization	138	724	119	981
Impairment charges	21	339	—	360
Gain on sales of assets	(10)	(10)	(31)	(51)

Total costs and expenses	16,047	25,552	4,869	46,468

Operating income (loss)	$172	$(237)	$367	$302

Total assets	$5,968	$16,089	$3,285	$25,342

Capital expenditures	$183	$223	$91	$497

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 19—LEGAL PROCEEDINGS

Maurice Levie, individually and on behalf of all others similarly situated v. Sears, Roebuck & Co., et al. – Following the announcement of the Merger on November 17, 2004, a lawsuit was filed in the United States District Court for the Northern District of Illinois relating to the transaction. This suit asserts claims under the federal securities laws on behalf of a class of former Sears’ stockholders against Sears, Alan J. Lacy, Edward S. Lampert and ESL Partners, L.P. for allegedly failing to make timely disclosure of merger discussions during the period September 9 through November 16, 2004, and seeks damages. On July 17, 2007, the Court granted in part and denied in part plaintiffs’ motion for class certification, certifying a class of Sears’ stockholders who sold shares of Sears’ stock between September 9, 2004 and November 16, 2004, excluding short sellers who covered their positions during the class period. On December 18, 2009, the Court entered an Order granting defendants’ motions for summary judgment. Plaintiffs filed a Notice of Appeal on January 15, 2010. In their opening appellate brief, plaintiffs withdrew their appeal from the portion of the Court’s Order granting summary judgment to Sears and Mr. Lacy and the Appellate Court subsequently dismissed the appeal as to Sears and Mr. Lacy. Plaintiffs then entered into an agreement with ESL Partners and Mr. Lampert to settle their remaining appeal. Subsequently, the Appellate Court remanded the case back to the District Court and the District Court entered an Order granting final approval of the settlement. The settlement does not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

NOTE 20—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2010
millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Total revenues	$10,046	$10,458	$9,678	$13,144
Cost of sales, buying and occupancy	7,216	7,635	7,121	9,476
Selling and administrative	2,555	2,606	2,630	2,780
Net income (loss) attributable to Holdings’ shareholders	16	(39)	(218)	374
Basic net income (loss) per share attributable to Holdings’ shareholders	0.14	(0.35)	(1.98)	3.43
Diluted net income (loss) per share attributable to Holdings’ shareholders	0.14	(0.35)	(1.98)	3.43

	2009
millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
Total revenues	$10,055	$10,551	$10,190	$13,247
Cost of sales, buying and occupancy	7,182	7,756	7,419	9,467
Selling and administrative	2,573	2,630	2,664	2,787
Net income (loss) attributable to Holdings’ shareholders	26	(94)	(127)	430
Basic net income (loss) per share attributable to Holdings’ shareholders	0.22	(0.79)	(1.09)	3.75
Diluted net income (loss) per share attributable to Holdings’ shareholders	0.21	(0.79)	(1.09)	3.74

Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

NOTE 21—Guarantor/Non-Guarantor Subsidiary Financial Information

At January 29, 2011, the principal amount outstanding of the Company’s 6 5/8% senior secured notes due 2018 was $1.25 billion. These notes were issued in 2010 by Sears Holdings Corporation (“Parent”). The notes are guaranteed by certain of our 100% owned domestic subsidiaries (the “guarantor subsidiaries”). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at January 29, 2011 and January 30, 2010, the Condensed Consolidating Statements of Income and Cash Flows for 2010, 2009 and 2008 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.

The principal elimination entries relate to investments in subsidiaries and inter-company balances and transactions including transactions with our wholly-owned non-guarantor insurance subsidiary as described in Note 3. The Company has accounted for investments in subsidiaries under the equity method. The guarantor

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

subsidiaries are 100% owned directly or indirectly by the Parent and all guarantees are joint, several and unconditional. Additionally, the notes are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables of the guarantor subsidiaries, and consequently may not be available to satisfy the claims of the Company’s general creditors.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

January 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$140	$778	$457	$—	$1,375
Intercompany receivables	—	—	25,010	(25,010)	—
Accounts receivable	65	722	236	(340)	683
Merchandise inventories	—	8,026	1,097	—	9,123
Prepaid expenses and other current assets	1	435	474	(556)	354

Total current assets	206	9,961	27,274	(25,906)	11,535

Total property and equipment, net	—	5,809	1,556	—	7,365
Goodwill and intangible assets	—	1,773	2,758	—	4,531
Other assets	19	1,229	2,692	(3,103)	837
Investment in subsidiaries	21,199	25,417	—	(46,616)	—

TOTAL ASSETS	$21,424	$44,189	$34,280	$(75,625)	$24,268

Current liabilities
Short-term borrowings	$—	$360	$—	$—	$360
Current portion of long-term debt and capitalized lease obligations	—	474	35	—	509
Merchandise payables	—	2,566	535	—	3,101
Intercompany payables	11,641	13,369	—	(25,010)	—
Other current liabilities	26	2,233	3,285	(896)	4,648

Total current liabilities	11,667	19,002	3,855	(25,906)	8,618
Long-term debt and capitalized lease obligations	1,246	2,841	579	(2,003)	2,663
Pension and postretirement benefits	—	1,822	329	—	2,151
Other long-term liabilities	—	1,677	1,645	(1,100)	2,222

Total Liabilities	12,913	25,342	6,408	(29,009)	15,654

EQUITY
Shareholder’s equity	8,511	18,847	27,872	(46,719)	8,511
Noncontrolling interest	—	—	—	103	103

Total Equity	8,511	18,847	27,872	(46,616)	8,614

TOTAL LIABILITIES AND EQUITY	$21,424	$44,189	$34,280	$(75,625)	$24,268

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

January 30, 2010

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$370	$1,319	$—	$1,689
Intercompany receivables	—	—	24,613	(24,613)	—
Accounts receivable	—	827	207	(382)	652
Merchandise inventories	—	7,779	926	—	8,705
Prepaid expenses and other current assets	1	482	490	(581)	392

Total current assets	1	9,458	27,555	(25,576)	11,438

Total property and equipment, net	—	6,107	1,602	—	7,709
Goodwill and intangible assets	—	1,820	2,780	—	4,600
Other assets	—	1,824	2,335	(3,098)	1,061
Investment in subsidiaries	21,235	25,545	—	(46,780)	—

TOTAL ASSETS	$21,236	$44,754	$34,272	$(75,454)	$24,808

Current liabilities
Short-term borrowings	$—	$325	$—	$—	$325
Current portion of long-term debt and capitalized lease obligations	—	60	422	—	482
Merchandise payables	—	2,841	494	—	3,335
Intercompany payables	12,118	12,495	—	(24,613)	—
Other current liabilities	22	2,261	3,324	(963)	4,644

Total current liabilities	12,140	17,982	4,240	(25,576)	8,786
Long-term debt and capitalized lease obligations	—	3,110	399	(1,811)	1,698
Pension and postretirement benefits	—	2,059	212	—	2,271
Other long-term liabilities	—	2,144	1,761	(1,287)	2,618

Total Liabilities	12,140	25,295	6,612	(28,674)	15,373

EQUITY
Shareholder’s equity	9,096	19,459	27,660	(47,119)	9,096
Noncontrolling interest	—	—	—	339	339

Total Equity	9,096	19,459	27,660	(46,780)	9,435

TOTAL LIABILITIES AND EQUITY	$21,236	$44,754	$34,272	$(75,454)	$24,808

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Income

For the Year Ended January 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$37,587	$9,235	$(3,496)	$43,326

Cost of sales, buying and occupancy	—	27,877	5,278	(1,707)	31,448
Selling and administrative	2	9,794	2,564	(1,789)	10,571
Depreciation and amortization	—	694	206	—	900
Gain on sales of assets	—	(52)	(15)	—	(67)

Total costs and expenses	2	38,313	8,033	(3,496)	42,852

Operating income (loss)	(2)	(726)	1,202	—	474
Interest expense	(166)	(429)	(130)	415	(310)
Interest and investment income (loss)	—	38	413	(415)	36
Other income (loss)	1	1	(16)	—	(14)

Income (loss) before income taxes	(167)	(1,116)	1,469	—	186
Income taxes	58	422	(516)	—	(36)
Equity in earnings in subsidiaries	259	567	—	(826)	—

Net income (loss)	150	(127)	953	(826)	150
Income attributable to noncontrolling interests	—	—	—	(17)	(17)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$150	$(127)	$953	$(843)	$133

Condensed Consolidating Statement of Income

For the Year Ended January 30, 2010

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$38,457	$8,963	$(3,377)	$44,043

Cost of sales, buying and occupancy	—	28,403	5,025	(1,604)	31,824
Selling and administrative	2	9,778	2,647	(1,773)	10,654
Depreciation and amortization	—	719	207	—	926
Gain on sales of assets	—	(27)	(47)	—	(74)

Total costs and expenses	2	38,873	7,832	(3,377)	43,330

Operating income (loss)	(2)	(416)	1,131	—	713
Interest expense	(142)	(415)	(127)	419	(265)
Interest and investment income (loss)	—	42	410	(419)	33
Other income (loss)	—	3	(64)	—	(61)

Income (loss) before income taxes	(144)	(786)	1,350	—	420
Income taxes	50	292	(465)	—	(123)
Equity in earnings in subsidiaries	391	540	—	(931)	—

Net income (loss)	297	46	885	(931)	297
Income attributable to noncontrolling interests	—	—	—	(62)	(62)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$297	$46	$885	$(993)	$235

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Income

For the Year Ended January 31, 2009

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$40,590	$10,003	$(3,823)	$46,770

Cost of sales, buying and occupancy	—	30,195	5,765	(1,842)	34,118
Selling and administrative	3	10,159	2,879	(1,981)	11,060
Depreciation and amortization	—	755	226	—	981
Impairment charges	—	98	262	—	360
Gain on sales of assets	—	(19)	(32)	—	(51)

Total costs and expenses	3	41,188	9,100	(3,823)	46,468

Operating income (loss)	(3)	(598)	903	—	302
Interest expense	(345)	(681)	(116)	870	(272)
Interest and investment income (loss)	1	111	804	(870)	46
Other income (loss)	(2)	29	81	—	108

Income (loss) before income taxes	(349)	(1,139)	1,672	—	184
Income taxes	122	439	(646)	—	(85)
Equity in earnings in subsidiaries	326	788	—	(1,114)	—

Net income (loss)	99	88	1,026	(1,114)	99
Income attributable to noncontrolling interests	—	—	—	(46)	(46)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$99	$88	$1,026	$(1,160)	$53

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended January 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(1,115)	$1,245	$—	$130

Proceeds from sales of property and investments	—	16	19	—	35
Net decrease (increase) in investments and restricted cash	—	3	(3)	—	—
Purchases of property and equipment	—	(369)	(72)	—	(441)
Net investing with Affiliates	—	—	(288)	288	—

Net cash provided by (used in) investing activities	—	(350)	(344)	288	(406)

Proceeds from debt issuances	1,246	—	206	—	1,452
Repayments of long-term debt	—	(51)	(435)	—	(486)
Increase in short-term borrowings, primarily 90 days or less	—	35	—	—	35
Debt issuance costs	—	(18)	(12)	—	(30)
Purchase of Sears Canada shares	—	(560)	(43)	—	(603)
Sears Canada dividends paid to minority shareholders	—	639	(708)	—	(69)
Purchase of treasury stock	—	(394)	—	—	(394)
Net borrowing with Affiliates	(1,106)	2,222	(828)	(288)	—

Net cash provided by (used in) financing activities	140	1,873	(1,820)	(288)	(95)

Effect of exchange rate changes on cash and cash equivalents	—	—	57	—	57

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	140	408	(862)	—	(314)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	370	1,319	—	1,689

CASH AND CASH EQUIVALENTS, END OF YEAR	$140	$778	$457	$—	$1,375

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended January 30, 2010

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$76	$1,431	$—	$1,507

Proceeds from sales of property and investments	—	22	1	—	23
Net decrease in investments and restricted cash	—	43	123	—	166
Purchases of property and equipment	—	(294)	(67)	—	(361)
Net investing with Affiliates	—	—	(164)	164	—

Net cash provided by (used in) investing activities	—	(229)	(107)	164	(172)

Stock issued under executive compensation plans	—	13	—	—	13
Repayments of long-term debt	—	(306)	(29)	—	(335)
Decrease in short-term borrowings, primarily 90 days or less	—	(117)	—	—	(117)
Debt issuance costs	—	(81)	—	—	(81)
Purchase of Sears Canada shares	—	(7)	—	—	(7)
Purchase of treasury stock	—	(424)	—	—	(424)
Net borrowing with Affiliates	—	968	(804)	(164)	—

Net cash provided by (used in) financing activities	—	46	(833)	(164)	(951)

Effect of exchange rate changes on cash and cash equivalents	—	—	132	—	132

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(107)	623	—	516
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	477	696	—	1,173

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$370	$1,319	$—	$1,689

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended January 31, 2009

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(154)	$1,146	$—	$992

Acquisitions of businesses, net of cash acquired	—	(37)	—	—	(37)
Proceeds from sales of property and investments	—	46	40	—	86
Net increase in investments and restricted cash	—	(51)	(138)	—	(189)
Purchases of property and equipment	—	(396)	(101)	—	(497)
Net investing with Affiliates	—	—	(235)	235	—

Net cash provided by (used in) investing activities	—	(438)	(434)	235	(637)

Proceeds from debt issuances	—	5	12	—	17
Repayments of long-term debt	—	(238)	(24)	—	(262)
Increase in short-term borrowings, primarily 90 days or less	—	280	—	—	280
Purchase of treasury stock	—	(678)	—	—	(678)
Net borrowing with Affiliates	—	1,015	(780)	(235)	—

Net cash provided by (used in) financing activities	—	384	(792)	(235)	(643)

Effect of exchange rate changes on cash and cash equivalents	—	—	(161)	—	(161)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(208)	(241)	—	(449)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	685	937	—	1,622

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$477	$696	$—	$1,173

Sears Holdings Corporation

Schedule II—Valuation and Qualifying Accounts

Years 2010, 2009 and 2008

millions	Balance at beginning of period	Additions charged to costs and expenses	(Deductions)	Balance at end of period
Allowance for Doubtful Accounts(1):
2010	$39	$7	$(10)	$36
2009	42	4	(7)	39
2008	37	18	(13)	42
Allowance for Deferred Tax Assets(2):
2010	131	27	(5)	153
2009	117	18	(4)	131
2008	120	17	(20)	117

(1)	Charges to the account are for the purposes for which the reserves were created.

(2)

At the end of 2009, we had a state net operating loss (“NOL”) deferred tax asset of $212 million and a valuation allowance of $131 million. In 2010, there was a net addition to the state NOL deferred tax asset of $38 million, bringing the ending balance to $250 million. The additional NOLs were the result of additional state losses incurred in 2010, netted against NOL expirations. The valuation allowance increased by $22 million, to $153 million. Additional state valuation allowances were created against the state losses incurred in 2010 and were netted against state valuation allowances reversals due to expiring state NOLs in 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at January 29, 2011. In making its assessment, management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The assessment included the documentation and understanding of the Company’s internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.

Based on this evaluation, management concluded that, at January 29, 2011, the Company’s internal control over financial reporting is effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

Deloitte & Touche LLP, independent registered public accounting firm, has reported on the effectiveness of the Company’s internal control over financial reporting at January 29, 2011, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sears Holdings Corporation

We have audited the accompanying consolidated balance sheets of Sears Holdings Corporation and subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended January 29, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company’s internal control over financial reporting at January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sears Holdings Corporation and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting at January 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
March 11, 2011

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the principal executive officer and principal financial officer concluded that, at the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In addition, based on that evaluation, no changes in our internal control over financial reporting have occurred during our last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm included in Item 8 of this Report, which reports are incorporated herein by this reference.

Item 9B.	Other Information

On April 6, 2010, W. Bruce Johnson, Executive Vice President - Off-Mall Businesses and Supply Chain of the Company, received an award of 40,000 shares of restricted stock under the Company’s 2006 Stock Plan, which award is scheduled to vest on a graduated basis, with 10,000 shares vesting on each of the first four anniversaries of the grant date. On March 10, 2011, the vesting schedule of the award was amended to provide that if Mr. Johnson’s employment is involuntarily terminated (other than for Cause, Disability (each as defined) or death), he will be deemed to have vested in any portion of the award that he was scheduled to vest in during the 15 months immediately following such termination date.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 with respect to directors, the audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings “Item 1. Election of Directors,” “Committees of the Board of Directors,” “Director Independence” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement for our annual meeting of stockholders to be held on May 3, 2011 (the “2011 Proxy Statement.”) and is incorporated herein by reference.

The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

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

There were no changes to the process by which stockholders may recommend nominees to the Board of Directors during the last year.

Item 11.	Executive Compensation

Information regarding executive and director compensation is incorporated by reference to the material under the headings “Executive Compensation,” “Compensation of Directors,” and “Compensation Committee Report” of the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Amount and Nature of Beneficial Ownership” of the 2011 Proxy Statement.

See also “Equity Compensation Plan Information” in Item 5 of this Report for a discussion of securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings “Certain Relationships and Transactions,” “Review and Approval of Transactions with Related Persons” and “Corporate Governance” of the 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading “Independent Registered Public Accounting Firm Fees” of the 2011 Proxy Statement.

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

SEARS HOLDINGS CORPORATION

By:	/s/ WILLIAM K. PHELAN
Name:	William K. Phelan
Title:	Senior Vice President, Controller and Chief Accounting Officer
Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

	* LOUIS J. D’AMBROSIO	Director, Chief Executive Officer and President (principal executive officer)	March 11, 2011
Louis J. D’Ambrosio

	* MICHAEL D. COLLINS	Senior Vice President and Chief Financial Officer (principal financial officer)	March 11, 2011
Michael D. Collins

	* WILLIAM K. PHELAN	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 11, 2011
William K. Phelan

	* EDWARD S. LAMPERT	Director and Chairman of the Board of Directors	March 11, 2011
Edward S. Lampert

	* W. BRUCE JOHNSON	Director, Executive Vice President - Off-Mall Businesses and Supply Chain	March 11, 2011
W. Bruce Johnson

	* WILLIAM C. KUNKLER, III	Director	March 11, 2011
William C. Kunkler, III

	* STEVEN T. MNUCHIN	Director	March 11, 2011
Steven T. Mnuchin

	* ANN N. REESE	Director	March 11, 2011
Ann N. Reese

	* EMILY SCOTT	Director	March 11, 2011
Emily Scott

	* THOMAS J. TISCH	Director	March 11, 2011
Thomas J. Tisch

By	/S/ WILLIAM K. PHELAN
* William K. Phelan
Individually and as Attorney-in-fact

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated December 2, 2009, filed on December 4, 2009 (File No. 000-51217)).

4.1	Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

4.2	Indenture, dated as of October 12, 2010, among Sears Holdings Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

4.3	Security Agreement, dated as of October 12, 2010, among Sears Holdings Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

4.4	Intercreditor Agreement, dated as of October 12, 2010, among Bank of America, N.A., Wells Fargo Retail Finance, LLC and General Electric Capital Corporation, as ABL Agents, and Wells Fargo Bank, National Association, as Second Lien Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

4.5	Registration Rights Agreement, dated as of October 12, 2010, by and among Sears Holdings Corporation and the guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

4.6	Registration Rights Agreement, dated as of October 12, 2010, by and among Sears Holdings Corporation and the guarantors party thereto, Sears Holdings Corporation Investment Committee on behalf of the Sears Holdings Pension Plan and Sears Holdings Pension Trust (incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

10.1	Guarantee executed by Sears, Roebuck and Co. under the Indenture, dated as of May 15, 1995, between Sears Roebuck Acceptance Corp. and JP Morgan Chase Bank (successor to The Chase Manhattan Bank, N.A.), as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 (incorporated by reference to Exhibit 4(g) to Sears Roebuck Acceptance Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-4040)).

10.2	Guarantee executed by Sears, Roebuck and Co. under the Indenture, dated as of October 1, 2002, between Sears Roebuck Acceptance Corp. and BNY Midwest Trust Company, as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 (incorporated by reference to Exhibit 4(h) to Sears Roebuck Acceptance Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-4040)).

10.3	Guarantee dated as of November 3, 2003 by Sears, Roebuck and Co. of the commercial paper master notes of Sears Roebuck Acceptance Corp. (incorporated by reference to Exhibit 10.38 to Sears, Roebuck and Co.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 1-416)).

10.4	Amended and Restated Credit Agreement, dated as of May 21, 2009, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Co-Collateral Agent and Swingline Lender, Wells Fargo Retail Finance, LLC and General Electric Capital Corporation, as Co-Syndication Agents and Co-Collateral Agents, JPMorgan Chase Bank, N.A. and Barclays Bank plc, as Co-Documentation Agents, and Banc of America Securities LLC, Wells Fargo Retail Finance, LLC and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2010 (File No. 000-51217)). (1)

10.5	Amended and Restated Guarantee and Collateral Agreement, dated as of May 21, 2009, among the Registrant and certain other subsidiaries of the Registrant and Bank of America, N.A., Wells Fargo Retail Finance, LLC and General Electric Capital Corporation, as Co-Collateral Agents (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2009 (File No. 000-51217)).

10.6	Uncommitted Letter of Credit Agreement, dated as of January 20, 2011, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Sears, Roebuck and Co., Kmart Corporation, and Wells Fargo Bank, National Association, as Issuing Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 20, 2011, filed on January 21, 2011 (File No. 000-51217)).(1)

10.7	Purchase, Sale and Servicing Transfer Agreement, dated as of July 15, 2003, by and among Sears, Roebuck and Co., certain subsidiaries of Sears, Roebuck and Co. and Citicorp (incorporated by reference to Exhibit 10.1 to Sears, Roebuck and Co.’s Current Report on Form 8-K dated July 15, 2003 (File No. 1-416)).

10.8	Amendment No. 1, dated as of November 3, 2003, to the Purchase, Sale and Servicing Transfer Agreement, by and among Sears, Roebuck and Co., certain subsidiaries of Sears, Roebuck and Co. and Citicorp (incorporated by reference to Exhibit 2(b) to Sears, Roebuck and Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-416)).

10.9	Amended and Restated Program Agreement, dated as of July 15, 2003, amended and restated as of November 3, 2003, by and between Sears, Roebuck and Co., Sears Intellectual Property Management Company and Citibank (USA) N.A. (incorporated by reference to Exhibit 10(a) to Sears, Roebuck and Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-416).

10.10	Terms Sheet For Revision of Program Agreement Between Sears, Roebuck and Co. and Citibank USA, N.A., dated April 29, 2005 (incorporated by reference to Exhibit 10.40 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005 (File No. 000-51217)).

10.11	Sears Holdings Corporation Director Compensation Program, as amended (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010 (File No. 000-51217)).**

10.12	Sears Holdings Corporation 2006 Stock Plan, as amended (incorporated by reference to Appendix C to Registrant’s Proxy Statement dated March 15, 2006 (File No. 00051217)).**

10.13	Sears Holdings Corporation Umbrella Incentive Program, as amended (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (the “2007 10-K”)) (File No. 000-51217).**

10.14	Form of Sears Holdings Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (the “2006 10-K”)) (File No. 000-51217).**

10.15	Form of Sears Holdings Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (the “2009 10-K”))**

10.16	Sears Holdings Corporation 2007 Executive Long-Term Incentive Program Document (incorporated by reference to Appendix A-1 to Registrant’s Proxy Statement dated April 3, 2007 (File No. 000-51217)).**

10.17	First Amendment to the Sears Holdings Corporation 2007 Executive Long-Term Incentive Program Document (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (the “2008 10-K”)) (File No. 000-51217).**

10.18	Form of 2007 Executive LTIP Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2007) (File No. 000-51217).**

10.19	Form of Addendum to 2007 Executive LTIP Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.20 to the 2008 10-K) (File No. 000-51217).**

10.20	Sears Holdings Corporation 2008 Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2008 (File No. 000-51217)).**

10.21	Form of LTIP Award Agreement (2008, 2009 and 2010) (incorporated by reference to Exhibit 10.45 to the 2006 10-K) (File No. 000-51217).**

10.22	Sears Holdings Corporation 2009 Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2009 (File No. 000-51217)).**

10.23	Sears Holdings Corporation 2010 Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010 (File No. 000-51217)).**

10.24	Sears Holdings Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010 (File No. 000-51217)).**

10.25	Revised Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005 (File No. 000-51217)).**

10.26	Revised Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005 (File No. 000-51217)).**

10.27	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.26 to the 2009 10-K (File No. 000-51217).**

*10.28	Form of Executive Severance Agreement.**

10.29	Letter from Registrant to Louis J. D’Ambrosio relating to Employment dated February 23, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 23, 2011, filed on February 25, 2011 (File No. 000-51217)).**

10.30	Letter from Registrant to W. Bruce Johnson relating to employment dated February 3, 2006 (incorporated by reference to Exhibit 10.16 to the 2005 10-K) (File No. 000-51217).**

10.31	Letter from Registrant to W. Bruce Johnson relating to employment dated January 28, 2008 (incorporated by reference to Exhibit 10.30 to the 2008 10-K) (File No. 000-51217).**

10.32	Letter from Registrant to W. Bruce Johnson relating to employment dated April 5, 2010 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010 (File No. 000-51217)).**

*10.33	Letter from Registrant to W. Bruce Johnson relating to employment dated March 10, 2011.**

10.34	Letter from Registrant to Michael D. Collins relating to Employment dated December 5, 2008 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated December 3, 2008, filed on December 9, 2008 (File No. 000-51217)).**

10.35	Letter from Registrant to Michael D. Collins relating to employment dated March 17, 2010 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010 (File No. 000-51217)).**

10.36	Letter from Registrant to Scott J. Freidheim relating to Employment dated January 20, 2009 (incorporated by reference to Exhibit 10.32 to the 2008 10-K) (File No. 000-51217).**

10.37	Letter from Registrant to Scott J. Freidheim relating to cash component of long-term special incentive award dated February 18, 2009 (incorporated by reference to Exhibit 10.33 to the 2008 10-K) (File No. 000-51217).**

*10.38	Letter from Registrant to Dane A. Drobny relating to employment dated April 30, 2010.**

*10.39	Letter from Registrant to William R. Harker relating to employment dated March 17, 2010.**

*10.40	Letter from Registrant to James H. Haworth relating to employment dated November 3, 2009.**

*12	Computation of ratio of earnings to fixed charges for Registrant and consolidated subsidiaries.

*21	Subsidiaries of Registrant.

*23	Consent of Deloitte & Touche LLP.

*24	Powers of Attorney of certain officers and directors of Registrant.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Annual Report on Form 10-K for the fiscal quarter ended January 29, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Income for the Fiscal Years Ended January 29, 2011, January 30, 2010 and January 31, 2009; (ii) the Condensed Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010; (iii) the Condensed Consolidated Statements of Cash Flows for the Fiscal Years Ended January 29, 2011, January 30, 2010 and January 31, 2009; (iv) the Condensed Consolidated Statements of Equity for the Fiscal Years Ended January 29, 2011, January 30, 2010 and January 31, 2009; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. (2)

*	Filed herewith

**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

(1)	Confidential treatment was granted as to omitted portions of this Exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.

(2)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-4