Form 10-Q
period 2001-04-30
SEARS HOLDINGS CORP
filed 2011-05-19
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51217

SEARS HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)

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

Yes    ☐            No    ☒

As of May 13, 2011, the registrant had 107,705,689 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 Weeks Ended April 30, 2011 and May 1, 2010

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended
millions, except per share data	April 30, 2011	May 1, 2010
REVENUES
Merchandise sales and services	$9,705	$10,046

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,104	7,216
Selling and administrative	2,559	2,555
Depreciation and amortization	218	221
Gain on sales of assets	(2)	(44)

Total costs and expenses	9,879	9,948

Operating income (loss)	(174)	98
Interest expense	(80)	(67)
Interest and investment income	13	15
Other loss	(12)	(14)

Income (loss) before income taxes	(253)	32
Income tax (expense) benefit	79	(15)

Net income (loss)	(174)	17
(Income) loss attributable to noncontrolling interests	4	(1)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(170)	$16

INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic earnings (loss) per share	$(1.58)	$0.14
Diluted earnings (loss) per share	$(1.58)	$0.14
Basic weighted average common shares outstanding	107.8	114.6
Diluted weighted average common shares outstanding	107.8	114.7

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
millions	April 30, 2011	May 1, 2010	January 29, 2011
ASSETS
Current assets
Cash and cash equivalents	$952	$1,744	$1,375
Restricted cash	28	19	15
Accounts receivable	652	716	683
Merchandise inventories	9,876	9,316	9,123
Prepaid expenses and other current assets	369	382	312
Deferred income taxes	134	28	27

Total current assets	12,011	12,205	11,535
Property and equipment, net	7,280	7,591	7,365
Goodwill	1,392	1,392	1,392
Trade names and other intangible assets	3,122	3,191	3,139
Other assets	834	1,038	837

TOTAL ASSETS	$24,639	$25,417	$24,268

LIABILITIES
Current liabilities
Short-term borrowings	$873	$1,069	$360
Current portion of long-term debt and capitalized lease obligations	297	789	509
Merchandise payables	3,835	3,734	3,101
Accrued expenses and other current liabilities	2,984	3,110	3,115
Unearned revenues	965	1,002	976
Other taxes	484	525	557

Total current liabilities	9,438	10,229	8,618
Long-term debt and capitalized lease obligations	2,461	1,391	2,663
Pension and post-retirement benefits	2,075	2,216	2,151
Other long-term liabilities	2,267	2,638	2,222

Total Liabilities	16,241	16,474	15,654

EQUITY
Total Equity	8,398	8,943	8,614

TOTAL LIABILITIES AND EQUITY	$24,639	$25,417	$24,268

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
millions	April 30, 2011	May 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(174)	$17
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	218	221
Gain on sales of assets	(2)	(44)
Pension and post-retirement plan contributions	(78)	(62)
Change in operating assets and liabilities:
Merchandise inventories	(702)	(572)
Merchandise payables	708	377
Deferred income taxes	(80)	46
Income and other taxes	(156)	(75)
Mark-to-market adjustments and settlements on Sears Canada U.S. dollar option contracts	(3)	7
Other operating assets	40	—
Other operating liabilities	(42)	3

Net cash used in operating activities	(271)	(82)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	2	8
Net increase in investments and restricted cash	(11)	(8)
Purchases of property and equipment	(109)	(95)

Net cash used in investing activities	(118)	(95)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	31	—
Repayments of long-term debt	(459)	(16)
Increase in short-term borrowings, primarily 90 days or less	513	744
Debt issuance costs	(35)	—
Additional purchase of noncontrolling interest	—	(560)
Purchases of treasury stock	(101)	(1)

Net cash provided by (used in) financing activities	(51)	167

Effect of exchange rate changes on cash and cash equivalents	17	65

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(423)	$55

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,375	1,689

CASH AND CASH EQUIVALENTS, END OF PERIOD	$952	$1,744

SUPPLEMENTAL CASH FLOW DATA:
Income taxes paid, net of refunds	$31	$67
Cash interest paid	96	50

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity Attributable to Holdings’ Shareholders
millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 30, 2010	115	$1	$(5,446)	$10,465	$4,797	$(721)	$339	$9,435
Comprehensive income
Net income	—	—	—	—	16	—	1	17
Pension and postretirement adjustments, net of tax	—	—	—	—	—	12	—	12
Deferred loss on derivatives, net of tax	—	—	—	—	—	(9)	—	(9)
Cumulative translation adjustment, net of tax	—	—	—	—	—	35	14	49

Total Comprehensive Income								69
Stock awards	—	—	3	(3)	—	—	—	—
Sears Canada shares purchased	—	—	—	(269)	—	(76)	(215)	(560)
Shares repurchased	—	—	(1)	—	—	—	—	(1)
Associate stock purchase	—	—	1	—	—	—	—	1
Other	—	—	—	—	—	—	(1)	(1)

Balance at May 1, 2010	115	$1	$(5,443)	$10,193	$4,813	$(759)	$138	$8,943

Balance at January 29, 2011	109	$1	$(5,826)	$10,185	$4,930	$(779)	$103	$8,614
Comprehensive loss
Net loss	—	—	—	—	(170)	—	(4)	(174)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	10	—	10
Deferred loss on derivatives, net of tax	—	—	—	—	—	(24)	—	(24)
Cumulative translation adjustment, net of tax	—	—	—	—	—	66	6	72

Total Comprehensive Loss								(116)
Stock awards	—	—	9	(8)	—	—	—	1
Shares repurchased	(1)	—	(101)	—	—	—	—	(101)
Associate stock purchase	—	—	1	—	—	—	—	1
Other	—	—	—	—	—	—	(1)	(1)

Balance at April 30, 2011	108	1	(5,917)	10,177	4,760	(727)	104	8,398

See accompanying notes.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

NOTE 1 – BASIS OF PRESENTATION

Sears Holdings Corporation (“Holdings,” “we,” “us,” “our” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), which was completed on March 24, 2005. We are a broadline retailer with 2,190 full-line and 1,358 specialty retail stores in the United States, operating through Kmart and Sears, and 487 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 92%-owned subsidiary.

These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The retail business is seasonal in nature, and we generate a high proportion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. These interim financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

NOTE 2 – BORROWINGS

Total borrowings were as follows:

millions	April 30, 2011	May 1, 2010	January 29, 2011
Short-term borrowings:
Unsecured commercial paper	$372	$498	$360
Secured borrowings	501	571	—
Long-term debt, including current portion:
Notes and debentures outstanding	2,167	1,554	2,575
Capitalized lease obligations	591	626	597

Total borrowings	$3,631	$3,249	$3,532

The fair value of long-term debt was $2.1 billion at April 30, 2011, $1.6 billion at May 1, 2010 and $2.5 billion at January 29, 2011. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities.

Unsecured Commercial Paper

We borrow through the commercial paper markets. At April 30, 2011, we had outstanding commercial paper borrowings of $372 million, of which $240 million were held by ESL Investments, Inc. (together with its affiliated funds, “ESL”), including $120 million held by Edward S. Lampert. See Note 14 for further discussion of these borrowings.

Domestic Credit Agreement

During the first quarter of 2011, we increased the borrowing capacity and extended the maturity date of our domestic credit agreement (the “Original Domestic Credit Agreement”) by entering into an amended credit

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

agreement (the “Amended Domestic Credit Agreement”). The Amended Domestic Credit Agreement increased the borrowing capacity of the facility to $3.275 billion from $2.4 billion and extended its expiration date to April 2016 from June 2012.

The Amended Domestic Credit Agreement also revised certain terms of the credit facility. Advances continue to bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate (“LIBOR”) or a base rate, in either case plus an applicable margin. The amended facility’s interest rates for LIBOR-based borrowings vary based on leverage in the range of LIBOR plus 2.0% to 2.5%, compared to LIBOR plus 4.0% with a 1.75% LIBOR floor under the Original Domestic Credit Agreement. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%, compared to the applicable base rate plus 3.0% under the Original Domestic Credit Agreement. Commitment fees have also been reduced to a range of 0.375% to 0.625% based on usage from the previous range of 0.75% to 1.00%.

The Amended Domestic Credit Agreement continues to include a $1.5 billion letter of credit sub-limit and an accordion feature that gives us the flexibility, subject to certain terms and conditions, to use the existing collateral under the credit facility to obtain an aggregate amount of up to $1.0 billion in additional borrowing capacity if we so choose. The Amended Domestic Credit Agreement is in place as a funding source for general corporate purposes and is an asset based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Amended Domestic Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and determines availability pursuant to a borrowing base formula.

The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.

At April 30, 2011, we had $501 million of borrowings and $234 million of letters of credit outstanding under the Amended Domestic Credit Agreement. As a result, our availability under the agreement was $2.540 billion at April 30, 2011. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

Senior Secured Notes

In October 2010, we sold $1 billion aggregate principal amount of senior secured notes (the “Notes”), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company’s domestic pension plan in a private placement. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the “Collateral”). The lien that secures the Notes is junior in priority to the lien on such assets that secures obligations under the Amended Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under the Original Domestic Credit Agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Notes at a

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Notes at a premium based on the “Treasury Rate” as defined in the indenture, plus 50 basis points. We have agreed to offer to exchange the Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.

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

At April 30, 2011, we had no borrowings outstanding under the Sears Canada Facility. Availability under this agreement, given total outstanding borrowings and letters of credit, was approximately $784 million ($742 million Canadian) at April 30, 2011.

Letters of Credit Facility

On January 20, 2011, we and certain of our subsidiaries entered into a letter of credit facility (the “LC Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which Wells Fargo may, on a discretionary basis and with no commitment, agree to issue standby letters of credit upon our request in an aggregate amount not to exceed $500 million for general corporate purposes. The letters of credit issued under the LC Facility are secured by a first priority lien on cash placed on deposit at Wells Fargo pursuant to a pledge and security agreement in an amount equal to 103% of the face value of all issued and outstanding letters of credit. The LC Facility has a term ending on January 20, 2014, unless terminated sooner pursuant to its terms. Wells Fargo may, in its sole discretion, terminate the LC Facility at any time. On April 30, 2011, $155 million of letters of credit were outstanding from the facility. We may replace our letters of credit issued under our LC Facility with letters of credit issued under the Amended Domestic Credit Agreement in the future and as such, cash collateral is considered unrestricted cash.

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In November 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility was amended and extended in January 2010 and, as a result, available capacity was bifurcated into a $100 million tranche maturing December 2013 and a $20 million tranche maturing December 2011. The OSH LLC Facility continues to have a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At April 30, 2011, there were $46 million in borrowings outstanding under the OSH LLC Facility and $10 million in outstanding letters of credit.

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

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

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

Sears Canada Hedges of Merchandise Purchases

As of April 30, 2011, Sears Canada had entered into foreign currency collar contracts with a total notional value of $279 million. As discussed previously, these collar contracts are used to hedge Sears Canada’s purchase of inventory under U.S. dollar denominated contracts. We record mark-to-market adjustments based on the total notional value of these outstanding collar contracts at the end of each period. We recorded mark-to-market liabilities related to these foreign currency collar contracts of $18 million at April 30, 2011, $4 million at May 1, 2010 and $3 million at January 29, 2011.

We record the earnings impact of mark-to-market and settlement adjustments for foreign currency collar contracts in other income (loss) at the end of each period. We recorded mark-to-market and settlement losses on these contracts of $16 million and $15 million for the 13-week periods ended April 30, 2011 and May 1, 2010, respectively.

Sears Canada’s above noted foreign currency collar contracts were entered into as a hedge of merchandise purchase contracts denominated in U.S. currency. We also record mark-to-market adjustments for the value of the merchandise purchase contracts (considered embedded derivatives under relevant accounting rules) at the end of each period. We recorded assets of $5 million at April 30, 2011, $3 million at May 1, 2010 and $2 million at January 29, 2011 related to the fair value of these embedded derivatives.

We record the earnings impact of mark-to-market and settlement adjustments related to the embedded derivative in the merchandise purchase contracts in other income (loss) at the end of each period. We recorded mark-to-market and settlement gains of $4 million and $1 million for the 13-week periods ended April 30, 2011 and May 1, 2010, respectively.

At April 30, 2011 and May 1, 2010, we had net derivative mark-to-market liabilities related to the collar contracts and embedded derivatives of $13 million and $1 million, respectively. We recorded total mark-to-market losses and settlements of $12 million and $14 million in other income (loss) for the 13-week periods ended April 30, 2011 and May 1, 2010, respectively. See Note 4 for further information regarding fair value of these collar and merchandise purchase contracts and the respective balance sheet classifications as of April 30, 2011, May 1, 2010 and January 29, 2011.

Hedges of Net Investment in Sears Canada

At April 30, 2011, we had a foreign currency forward contract outstanding with a total Canadian notional value of $629 million and with a weighted-average remaining life of 0.2 years. This contract was designated and

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

qualified as a hedge of the foreign currency exposure of our net investment in Sears Canada. Accordingly, the aggregate fair value of the forward contract as of April 30, 2011 of approximately $37 million was recorded as a liability on our Condensed Consolidated Balance Sheet. The decline in fair value of $37 million related to this forward contract, net of tax, was recorded as a component of other comprehensive income for the 13-week period ended April 30, 2011.

Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had $33 million of cash collateral posted under these contracts as of April 30, 2011, $8 million as of May 1, 2010 and $3 million as of January 29, 2011.

Counterparty Credit Risk

We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better at April 30, 2011.

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

Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities and domestic cash and cash equivalents are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt is disclosed in Note 2 to the Condensed Consolidated Financial Statements. The following table provides the fair value measurement amounts for other financial assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value as of April 30, 2011, May 1, 2010 and January 29, 2011:

millions	Total Fair Value Amounts at April 30, 2011	Level 1	Level 2	Level 3
Cash equivalents(1)	$182	$182	$—	$—
Restricted cash(2)	28	28	—	—
Foreign currency derivative assets(3)	5	—	5	—
Foreign currency derivative liabilities(4)	(55)	—	(55)	—

Total	$160	$210	$(50)	$—

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

millions	Total Fair Value Amounts at May 1, 2010	Level 1	Level 2	Level 3
Cash equivalents(1)	$1,250	$1,250	$—	$—
Restricted cash(2)	19	19	—	—
Foreign currency derivative assets(3)	6	—	6	—
Foreign currency derivative liabilities(4)	(4)	—	(4)	—

Total	$1,271	$1,269	$2	$—

millions	Total Fair Value Amounts at January 29, 2011	Level 1	Level 2	Level 3
Cash equivalents(1)	$416	$416	$—	$—
Restricted cash(2)	15	15	—	—
Foreign currency derivative assets(3)	3	—	3	—
Foreign currency derivative liabilities(4)	(3)	—	(3)

Total	$431	$431	$—	$—

(1)	Included within Cash and cash equivalents in our Condensed Consolidated Balance Sheets.
(2)	Included within Restricted cash in our Condensed Consolidated Balance Sheets.
(3)	Included within Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
(4)	Included within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets.

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

NOTE 5 – SEARS CANADA

Acquisition of Noncontrolling Interest

During the first quarter of 2010, we acquired approximately 19 million additional common shares of Sears Canada. We paid a total of $560 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards applicable to noncontrolling interests. Accordingly, we reclassified an accumulated other comprehensive loss from noncontrolling interest to controlling interest in the Condensed Consolidated Statement of Equity at May 1, 2010 and the Consolidated Statement of Equity at January 29, 2011.

Sears Canada Share Repurchases

During the second quarter of 2010, Sears Canada filed a Normal Course Issuer Bid with the Toronto Stock Exchange that permits it to purchase for cancellation up to 5% of its issued and outstanding common shares, representing approximately 5.4 million common shares. The purchase authorization expires on May 24, 2011 or on such earlier date as Sears Canada may complete its purchases pursuant to the Normal Course Issuer Bid. Sears Canada may not purchase common shares under the Normal Course Issuer Bid if they cannot be purchased at prices that they consider attractive, and decisions regarding the timing of purchases will be based on market conditions and other factors. Sears Canada purchased and cancelled approximately 45,100 common shares for $0.9 million during the first quarter of 2011.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

Sears Holdings Ownership of Sears Canada

At April 30, 2011 and May 1, 2010, Sears Holdings was the beneficial holder of approximately 97 million, or 92% and 97 million or 90%, respectively, of the common shares of Sears Canada.

NOTE 6 – STORE CLOSINGS

We made the decision to close one underperforming store during the first quarter of 2011 and three underperforming stores during the first quarter of 2010. The first quarter 2011 closing included one store within our Sears Domestic segment, while the closings in the first quarter of 2010 included two stores in our Sears Domestic segment and one store in our Kmart segment. For the first quarter of 2011 and 2010, we recorded charges related to these store closings of $1 million and $2 million at Sears Domestic, respectively, which included $1 million recorded in cost of sales for inventory clearance markdowns in both years and $1 million recorded in selling and administrative expenses for store closings and severance costs in 2010. For the first quarter of 2010, we recorded charges related to these store closings of $1 million at Kmart, which was recorded in cost of sales for inventory clearance markdowns.

In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which the Company no longer intends to receive any economic benefit are accrued for when the Company ceases to use the leased space. During the first quarter of 2011, we closed eight stores we previously announced would close and recorded a charge of $1 million for the related lease obligations.

NOTE 7 – EQUITY

Share Repurchase Program

During the 13-week period ended April 30, 2011, we repurchased 1.2 million of our common shares at a total cost of $101 million, an average price of $81.61 per share, under our share repurchase program. At April 30, 2011, we had $86 million of remaining authorization under our common share repurchase program.

We announced on May 2, 2011 that our Board of Directors approved the repurchase of up to an additional $500 million of our common shares. This authorization is in addition to the $86 million that remains available for repurchase from our previous authorizations. The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

Accumulated Other Comprehensive Loss

The following table displays the components of accumulated other comprehensive loss:

millions	April 30, 2011	May 1, 2010	January 29, 2011
Pension and postretirement adjustments (net of tax of $(474), $(477) and $(480), respectively)	$(773)	$(726)	$(783)
Cumulative unrealized derivative gain (loss) (net of tax of $(13), $0 and $0, respectively)	(23)	—	1
Currency translation adjustments (net of tax of $(7), $(23) and $(7), respectively)	69	(33)	3

Accumulated other comprehensive loss	$(727)	$(759)	$(779)

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive income. Accumulated other comprehensive gain (loss) attributable to noncontrolling interests at April 30, 2011, May 1, 2010 and January 29, 2011 was $2 million, $(42) million and $(4) million, respectively.

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

	13 Weeks Ended
millions	April 30, 2011	May 1, 2010
Components of net periodic expense:
Benefits earned during the period	$2	$3
Interest costs	96	101
Expected return on plan assets	(89)	(88)
Amortization of experience gains/losses	17	19

Net periodic expense	$26	$35

Contributions

During the 13-week periods ended April 30, 2011 and May 1, 2010, we made total contributions of $78 and $62 million, respectively, to our pension and post-retirement plans. We anticipate making aggregate contributions to our domestic and Canadian defined benefit plans of approximately $315 million over the remainder of 2011.

NOTE 9 – INCOME TAXES

At April 30, 2011, we had gross unrecognized tax benefits of $210 million. Of this amount, $101 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13-week period ended April 30, 2011, gross unrecognized tax benefits were increased by $18 million due to federal, foreign, and state audit activity. We expect that our unrecognized tax benefits could decrease by as much as $32 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At April 30, 2011, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheets was $61 million ($41 million net of federal benefit). The total amount of net interest expense recognized as part of income tax expense in our Condensed Consolidated Statements of Operations for the 13-week period ended April 30, 2011 was $6 million (net of federal tax benefit).

We file income tax returns in the United States, as well as various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) has commenced the examination of Holdings’ 2008 and 2009 federal income tax

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

returns. The IRS has completed its examination of Holdings’ 2006 and 2007 federal income tax returns, and we are currently working with IRS appeals division to resolve certain matters arising from this exam. We have resolved all matters arising from prior IRS exams. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2002-2008, and Kmart is under examination by such jurisdictions for the years 2003–2008.

At April 30, 2011, we had Federal credit carryforwards of $356 million, which will expire between 2015 and 2031.

At the end of 2010, we had a state NOL deferred tax asset of $250 million and a valuation allowance of $153 million. In the first quarter of 2011, there were no adjustments to the state NOL deferred tax asset and valuation allowance. The state NOLs will predominantly expire between 2017 and 2030.

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

	13 Weeks Ended
	April 30, 2011
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$3,479	$5,212	$1,014	$9,705

Costs and expenses
Cost of sales, buying and occupancy	2,634	3,744	726	7,104
Selling and administrative	789	1,467	303	2,559
Depreciation and amortization	37	156	25	218
Gain on sales of assets	(2)	—	—	(2)

Total costs and expenses	3,458	5,367	1,054	9,879

Operating income (loss)	$21	$(155)	$(40)	$(174)

Total assets	$6,102	$15,574	$2,963	$24,639

Capital expenditures	$28	$62	$19	$109

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

	13 Weeks Ended
	May 1, 2010
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$3,583	$5,435	$1,028	$10,046

Costs and expenses
Cost of sales, buying and occupancy	2,711	3,789	716	7,216
Selling and administrative	782	1,508	265	2,555
Depreciation and amortization	36	160	25	221
Gain on sales of assets	(5)	(39)	—	(44)

Total costs and expenses	3,524	5,418	1,006	9,948

Operating income	$59	$17	$22	$98

Total assets	$5,878	$15,829	$3,710	$25,417

Capital expenditures	$45	$39	$11	$95

NOTE 11 – SUPPLEMENTAL FINANCIAL INFORMATION

Other long-term liabilities as of April 30, 2011, May 1, 2010 and January 29, 2011 consisted of the following:

millions	April 30, 2011	May 1, 2010	January 29, 2011
Unearned revenues	$793	$820	$794
Self-insurance reserves	763	821	757
Other	711	997	671

Total	$2,267	$2,638	$2,222

NOTE 12 – LEGAL PROCEEDINGS

Robert F. Booth Trust, derivatively v. William C. Crowley, et al. – In August 2009, a shareholder derivative lawsuit was filed in United States District Court for the Northern District of Illinois against current and former directors William C. Crowley, Edward S. Lampert, Steven T. Mnuchin, Richard C. Perry, Ann N. Reese, Kevin B. Rollins, Emily Scott and Thomas Tisch, and nominally Sears Holdings Corporation. Plaintiff alleged that by nominating for re-election to the Sears Holdings Corporation board Mr. Crowley and Ms. Reese while they were also members of the boards of AutoNation, Inc. (Crowley), AutoZone, Inc. (Crowley), and Jones Apparel Group, Inc. (Reese), defendants violated Section 8 of the Clayton Act prohibiting “interlocking directorships” and breached their fiduciary duty to the Company. Plaintiff sought injunctive relief and recovery of its costs, including reasonable attorney fees. The parties have settled the matter and the Court has preliminarily approved the settlement. The parties have moved for final approval of the settlement and await the Court’s ruling in this regard. Also, Theodore H. Frank, a shareholder of the Company, has appealed the Court’s denial of his motion to intervene. The Appellate Court has suspended briefing on Mr. Frank’s appeal pending the Court’s ruling concerning final approval. In agreeing to the settlement, defendants did not admit any wrongdoing and denied committing any violation of law. Defendants agreed to the settlement solely to eliminate the uncertainties, burden and expense of further protracted litigation. The settlement does not have a material adverse effect on our annual results of operations, financial position, liquidity or capital resources.

We are a defendant in several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried associates who allege various wage and hour violations and unlawful termination

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

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

In accordance with accounting standards regarding loss contingencies, we accrue an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

Because litigation outcomes are inherently unpredictable, our evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. If the assessments indicate that loss contingencies that could be material to any one of our financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then we disclose the nature of the loss contingencies, together with an estimate of the range of possible loss or a statement that such loss is not reasonably estimable. While the consequences of certain unresolved proceedings are not presently determinable, an adverse outcome from certain matters could have a material adverse effect on our earnings in any given reporting period. However, in the opinion of our management, after consulting with legal counsel, and taking into account insurance and reserves, the ultimate liability related to current outstanding matters is not expected to have a material adverse effect on our financial position, liquidity or capital resources.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

Disclosures about Fair Value Measurements

In January 2010, the FASB issued an accounting standards update to improve disclosures about fair value measurements. The update amends existing accounting rules regarding fair value measurements and disclosures to add new requirements for disclosures related to transfers into and out of investment Levels 1 and 2, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 investment measurements. It also clarifies existing fair value disclosures about the level of disaggregation, as well as inputs and valuation techniques used to measure fair value. The update is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. As this update only relates to financial statement disclosures, it did not have an impact on our results of operations, cash flows or financial position. See Note 4 for further discussion regarding our fair value measurements of financial assets and liabilities.

NOTE 14 – RELATED PARTY DISCLOSURE

Our Board of Directors has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and Finance Committee and is the Chairman and Chief Executive Officer of ESL. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf. ESL beneficially owned 60.6% of our outstanding common stock as of April 30, 2011.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

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

Sears Holdings, through its subsidiaries, engages in commercial transactions with AutoZone, Inc. (“AutoZone”) in the ordinary course of business. In the first quarter of 2011, we paid AutoZone approximately $7 million for automotive parts, accessories and other services. ESL owns approximately 32.3% of the outstanding common stock of AutoZone (based on publicly available data at January 3, 2011).

During the first quarter of 2011, ESL purchased unsecured commercial paper issued by SRAC, an indirect wholly owned subsidiary of Sears Holdings. The weighted average of maturity, annual interest rate, and principal amount outstanding for this commercial paper in 2011 was 30.8 days, 0.98% and $240 million, respectively. At April 30, 3011, ESL held $240 million in principal amount of 30-day unsecured commercial paper issued by Sears Roebuck Acceptance Corp. under its commercial paper program, which includes $120 million held by ESL for the benefit of Mr. Lampert. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including the interest rate, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.

The Company employs certain employees of ESL. William R. Harker, a Senior Vice President of the Company, serves as Executive Vice President and General Counsel of ESL and our Senior Vice President of Real Estate is employed by ESL.

NOTE 15 – GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION

At April 30, 2011, the principal amount outstanding of the Company’s 6 5/8% senior secured notes due 2018 was $1.25 billion. These notes were issued in 2010 by Sears Holdings Corporation (“Parent”). The notes are guaranteed by certain of our 100% owned domestic subsidiaries (the “guarantor subsidiaries”). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at April 30, 2011, May 1, 2010 and January 29, 2011, the Condensed Consolidating Statements of Income and Cash Flows for the 13-week periods ended April 30, 2011 and May 1, 2010 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.

The principal elimination entries relate to investments in subsidiaries and inter-company balances and transactions including transactions with our wholly-owned non-guarantor insurance subsidiary. The Company has accounted for investments in subsidiaries under the equity method. The guarantor subsidiaries are 100% owned directly or indirectly by the Parent and all guarantees are joint, several and unconditional. Additionally, the notes are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables of the guarantor subsidiaries, and consequently may not be available to satisfy the claims of the Company’s general creditors.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

Condensed Consolidating Balance Sheet

April 30, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$140	$590	$222	$—	$952
Intercompany receivables	—	—	25,197	(25,197)	—
Accounts receivable	98	773	219	(438)	652
Merchandise inventories	—	8,672	1,204	—	9,876
Prepaid expenses and other current assets	—	393	605	(467)	531

Total current assets	238	10,428	27,447	(26,102)	12,011

Total property and equipment, net	—	5,715	1,565	—	7,280
Goodwill and intangible assets	—	1,761	2,753	—	4,514
Other assets	19	1,272	2,774	(3,231)	834
Investment in subsidiaries	21,141	25,568	—	(46,709)	—

TOTAL ASSETS	$21,398	$44,744	$34,539	$(76,042)	$24,639

Current liabilities
Short-term borrowings	$—	$873	$—	$—	$873
Current portion of long-term debt and capitalized lease obligations	—	271	26	—	297
Merchandise payables	—	3,292	543	—	3,835
Intercompany payables	11,817	13,380	—	(25,197)	—
Other current liabilities	41	2,035	3,262	(905)	4,433

Total current liabilities	11,858	19,851	3,831	(26,102)	9,438
Long-term debt and capitalized lease obligations	1,246	2,810	483	(2,078)	2,461
Pension and postretirement benefits	—	1,750	325	—	2,075
Other long-term liabilities	—	1,683	1,737	(1,153)	2,267

Total Liabilities	13,104	26,094	6,376	(29,333)	16,241

EQUITY
Shareholder’s equity	8,294	18,650	28,163	(46,813)	8,294
Noncontrolling interest	—	—	—	104	104

Total Equity	8,294	18,650	28,163	(46,709)	8,398

TOTAL LIABILITIES AND EQUITY	$21,398	$44,744	$34,539	$(76,042)	$24,639

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

Condensed Consolidating Balance Sheet

May 1, 2010

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$453	$1,291	$—	$1,744
Intercompany receivables	—	—	24,130	(24,130)	—
Accounts receivable	63	785	251	(383)	716
Merchandise inventories	—	8,282	1,034	—	9,316
Prepaid expenses and other current assets	—	414	496	(481)	429

Total current assets	63	9,934	27,202	(24,994)	12,205

Total property and equipment, net	—	5,989	1,602	—	7,591
Goodwill and intangible assets	—	1,808	2,775	—	4,583
Other assets	—	1,765	2,337	(3,064)	1,038
Investment in subsidiaries	20,966	25,345	—	(46,311)	—

TOTAL ASSETS	$21,029	$44,841	$33,916	$(74,369)	$25,417

Current liabilities
Short-term borrowings	$—	$1,069	$—	$—	$1,069
Current portion of long-term debt and capitalized lease obligations	—	352	437	—	789
Merchandise payables	—	3,243	491	—	3,734
Intercompany payables	12,224	11,906	—	(24,130)	—
Other current liabilities	—	2,202	3,299	(864)	4,637

Total current liabilities	12,224	18,772	4,227	(24,994)	10,229
Long-term debt and capitalized lease obligations	—	2,801	400	(1,810)	1,391
Pension and postretirement benefits	—	2,007	209	—	2,216
Other long-term liabilities	—	2,164	1,728	(1,254)	2,638

Total Liabilities	12,224	25,744	6,564	(28,058)	16,474

EQUITY
Shareholder’s equity	8,805	19,097	27,352	(46,449)	8,805
Noncontrolling interest	—	—	—	138	138

Total Equity	8,805	19,097	27,352	(46,311)	8,943

TOTAL LIABILITIES AND EQUITY	$21,029	$44,841	$33,916	$(74,369)	$25,417

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

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

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

Condensed Consolidating Statement of Income

For the 13 Weeks Ended April 30, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$8,486	$2,102	$(883)	$9,705

Cost of sales, buying and occupancy	—	6,325	1,223	(444)	7,104
Selling and administrative	1	2,313	684	(439)	2,559
Depreciation and amortization	—	168	50	—	218
Gain on sales of assets	—	(2)	—	—	(2)

Total costs and expenses	1	8,804	1,957	(883)	9,879

Operating income (loss)	(1)	(318)	145	—	(174)
Interest expense	(56)	(100)	(33)	109	(80)
Interest and investment income (loss)	—	13	109	(109)	13
Other loss	—	—	(12)	—	(12)

Income (loss) before income taxes	(57)	(405)	209	—	(253)
Income taxes	20	95	(36)	—	79
Equity in earnings in subsidiaries	(137)	94	—	43	—

Net income (loss)	(174)	(216)	173	43	(174)
Loss attributable to noncontrolling interests	—	—	—	4	4

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(174)	$(216)	$173	$47	$(170)

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

Condensed Consolidating Statement of Income

For the 13 Weeks Ended May 1, 2010

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$8,790	$2,108	$(852)	$10,046

Cost of sales, buying and occupancy	—	6,439	1,198	(421)	7,216
Selling and administrative	1	2,330	655	(431)	2,555
Depreciation and amortization	—	171	50	—	221
Gain on sales of assets	—	(42)	(2)	—	(44)

Total costs and expenses	1	8,898	1,901	(852)	9,948

Operating income (loss)	(1)	(108)	207	—	98
Interest expense	(34)	(98)	(33)	98	(67)
Interest and investment income (loss)	—	13	100	(98)	15
Other loss	—	—	(14)	—	(14)

Income (loss) before income taxes	(35)	(193)	260	—	32
Income taxes	12	27	(54)	—	(15)
Equity in earnings in subsidiaries	40	131	—	(171)	—

Net income (loss)	17	(35)	206	(171)	17
Income attributable to noncontrolling interests	—	—	—	(1)	(1)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$17	$(35)	$206	$(172)	$16

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

Condensed Consolidating Statement of Cash Flows

For the 13 Weeks Ended April 30, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(322)	$51	$—	$(271)

Proceeds from sales of property and investments	—	2	—	—	2
Net increase in investments and restricted cash	—	—	(11)	—	(11)
Purchases of property and equipment	—	(88)	(21)	—	(109)
Net investing with Affiliates	—	—	(6)	6	—

Net cash provided by (used in) investing activities	—	(86)	(38)	6	(118)

Proceeds from debt issuances	—	—	31	—	31
Repayments of long-term debt	—	(307)	(152)	—	(459)
Increase in short-term borrowings, primarily 90 days or less	—	513	—	—	513
Debt issuance costs	—	(35)	—	—	(35)
Purchase of treasury stock	—	(101)	—	—	(101)
Net borrowing with Affiliates	—	150	(144)	(6)	—

Net cash provided by (used in) financing activities	—	220	(265)	(6)	(51)

Effect of exchange rate changes on cash and cash equivalents	—	—	17	—	17

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(188)	(235)	—	(423)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	140	778	457	—	1,375

CASH AND CASH EQUIVALENTS, END OF YEAR	$140	$590	$222	$—	$952

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

Condensed Consolidating Statement of Cash Flows

For the 13 Weeks Ended May 1, 2010

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(176)	$94	$—	$(82)

Proceeds from sales of property and investments	—	8	—	—	8
Net increase in investments and restricted cash	—	—	(8)	—	(8)
Purchases of property and equipment	—	(84)	(11)	—	(95)
Net investing with Affiliates	—	—	(6)	6	—

Net cash provided by (used in) investing activities	—	(76)	(25)	6	(95)

Repayments of long-term debt	—	(11)	(5)	—	(16)
Increase in short-term borrowings, primarily 90 days or less	—	744	—	—	744
Purchase of Sears Canada shares	—	(560)	—	—	(560)
Purchase of treasury stock	—	(1)	—	—	(1)
Net borrowing with Affiliates	—	163	(157)	(6)	—

Net cash provided by (used in) financing activities	—	335	(162)	(6)	167

Effect of exchange rate changes on cash and cash equivalents	—	—	65	—	65

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	83	(28)	—	55
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	370	1,319	—	1,689

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$453	$1,291	$—	$1,744

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 29, 2011.

OVERVIEW OF HOLDINGS

Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are a broadline retailer with 2,190 full-line and 1,358 specialty retail stores in the United States, operating through Kmart and Sears, and 487 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 92%-owned subsidiary. We conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended January 29, 2011.

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended
millions, except per share data	April 30, 2011	May 1, 2010
REVENUES
Merchandise sales and services	$9,705	$10,046

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,104	7,216
Gross margin dollars	2,601	2,830
Gross margin rate	26.8%	28.2%
Selling and administrative	2,559	2,555
Selling and administrative expense as a percentage of total revenues	26.4%	25.4%
Depreciation and amortization	218	221
Gain on sales of assets	(2)	(44)

Total costs and expenses	9,879	9,948

Operating income (loss)	(174)	98
Interest expense	(80)	(67)
Interest and investment income	13	15
Other loss	(12)	(14)

Income (loss) before income taxes	(253)	32
Income tax (expense) benefit	79	(15)

Net income (loss)	(174)	17
Income (loss) attributable to noncontrolling interests	4	(1)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(170)	$16

INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Diluted income (loss) per share	$(1.58)	$0.14
Diluted weighted average common shares outstanding	107.8	114.7

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

Beginning with the first quarter of 2011, we now include online sales from sears.com and kmart.com shipped directly to customers in comparable stores sales. This change resulted in a positive benefit of approximately 50 basis points to total domestic comparable sales for the quarter.

Net Loss Attributable to Holdings’ Shareholders, Loss per Share Summary and Adjusted EBITDA

We recorded a net loss attributable to Holdings’ shareholders for the first quarter of 2011 of $170 million, or $1.58 loss per diluted share, as compared to net income attributable to Holdings’ shareholders of $16 million, or $0.14 per diluted share, in the first quarter of 2010.

In addition to our net loss determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) measurement computed as net income (loss) attributable to Sears Holdings Corporation appearing on the statements of operations excluding income (loss) attributable to noncontrolling interest, income tax (expense) benefit, interest and investment income, other loss, interest expense, gain on sales of assets and depreciation and amortization. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of operating performance because:

•	EBITDA excludes the effects of financings and investing activities by eliminating the effects of interest and depreciation costs;

•	Management considers gains/(losses) on the sale of assets to result from investing decisions rather than ongoing operations; and

•

Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results.

Adjusted EBITDA was determined as follows:

	13 Weeks Ended
	April 30, 2011	May 1, 2010
Net income (loss) attributable to Holdings’ Shareholders	$(170)	$16
Income (loss) attributable to noncontrolling interest	(4)	1
Income tax expense (benefit)	(79)	15
Interest and investment income	(13)	(15)
Other loss	12	14
Interest expense	80	67
Gain on sales of assets	(2)	(44)
Depreciation and amortization	218	221

Before excluded items	42	275
Domestic pension expense	19	26
Closed store reserve and severance	2	3

Adjusted EBITDA as defined	$63	$304

% to revenues	0.6%	3.0%

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

Adjusted EBITDA for our segments are as follows:

	13 Weeks Ended
	Adjusted EBITDA		% To Revenues
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Kmart	$57	$91	1.6%	2.5%
Sears Domestic	21	166	0.4%	3.1%
Sears Canada	(15)	47	(1.5)%	4.6%

Total Adjusted EBITDA	$63	$304	0.6%	3.0%

The following tables set forth results of operations on a GAAP and “As Adjusted” basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the first quarter of 2011 and 2010.

	13 Weeks Ended April 30, 2011
millions, except per share data	GAAP	Domestic Pension Expense	Mark-to- Market Losses	Closed Store Reserve and Severance	As Adjusted
Cost of sales, buying and occupancy impact	$7,104	$—	$—	$(1)	$7,103
Selling and administrative impact	2,559	(19)	—	(1)	2,539
Operating loss impact	(174)	19	—	2	(153)
Other loss impact	(12)	—	12	—	—
Income tax benefit impact	79	(6)	(4)	(1)	68
Noncontrolling interest impact	4	—	(1)	—	3
After tax and noncontrolling interest impact	(170)	13	7	1	(149)
Diluted loss per share impact	$(1.58)	$0.12	$0.06	$0.01	$(1.39)

	13 Weeks Ended May 1, 2010
millions, except per share data	GAAP	Domestic Pension Expense	Mark-to- Market Losses	Closed Store Reserve and Severance	Gain on Sales of Real Estate	As Adjusted
Cost of sales, buying and occupancy impact	$7,216	$—	$—	$(2)	$—	$7,214
Selling and administrative impact	2,555	(26)	—	(1)	—	2,528
Gain on sales of assets impact	(44)	—	—	—	35	(9)
Operating income impact	98	26	—	3	(35)	92
Other loss impact	(14)	—	10	—	—	(4)
Income tax expense impact	(15)	(10)	(3)	(1)	13	(16)
Noncontrolling interest impact	(1)	—	(1)	—	—	(2)
After tax and noncontrolling interest impact	16	16	6	2	(22)	18
Diluted income per share impact	$0.14	$0.14	$0.05	$0.02	$(0.19)	$0.16

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

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

13-week period ended April 30, 2011 compared to the 13-week period ended May 1, 2010

Total Revenues and Comparable Store Sales

Total revenues decreased $341 million to $9.7 billion for the quarter ended April 30, 2011, as compared to total revenues of $10 billion for the quarter ended May 1, 2010. The decline in total revenue for the quarter was primarily a result of a 3.6% decrease in domestic comparable store sales and the effect of having fewer Kmart and Sears Full-line stores in operation, along with a 9.2% decrease in comparable store sales at Sears Canada, partially offset by an increase of $54 million due to changes in the Canadian foreign exchange rate.

The domestic comparable store sales decrease included declines of 5.2% at Sears Domestic and 1.6% at Kmart. Decreases in sales for the quarter at Sears Domestic were primarily driven by the appliance, apparel and consumer electronics categories, partially offset by increases in the home, sporting goods, jewelry and footwear categories. Appliances experienced a low double-digit decline and benefited in the prior year from the Cash for Appliances rebate programs. Apparel experienced slow spring/summer sales due in part to worse weather than the prior year. The Kmart quarterly decrease in comparable store sales was primarily driven by decreases in the food and consumables and pharmacy categories.

Gross Margin

For the quarter, we generated gross margin of $2.6 billion in 2011 and $2.8 billion last year. The total decline in gross margin dollars of $229 million was primarily driven by decreases in the gross margin rate at Sears Domestic and Sears Canada and included an increase of $15 million related to the impact of foreign currency exchange rates on gross margin at Sears Canada. Sears Domestic’s gross margin rate declined 210 basis points and Sears Canada’s gross margin rate declined 200 basis points mainly due to reduced margins in the home appliance category, driven primarily by the introduction of instant free delivery at Sears Domestic and increased promotional markdowns at Sears Canada. Kmart’s gross margin rate for the quarter was flat to last year.

Selling and Administrative Expenses

For the quarter, our selling and administrative expenses were flat compared to the first quarter in 2010. Selling and administrative expenses include an increase of $15 million related to the impact of foreign currency exchange rates at Sears Canada. Selling and administrative expenses for the first quarter of 2011 were impacted by domestic pension plan expense of $19 million and store closing costs and severance of $1 million. Selling and administrative expenses for the first quarter of 2010 were impacted by domestic pension plan expense of $26 million and store closing costs and severance of $1 million.

For the quarter, our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 26.4% for the first quarter of 2011, as compared to 25.4% for the first quarter of 2010, and increased primarily as a result of the above noted decline in revenues.

Gains on Sales of Assets

We recorded total gains on sales of assets for the quarter of $2 million in 2011 and $44 million in 2010. Gains on sales of assets for the first quarter of 2010 were impacted by the recognition of a previously deferred gain on sale of assets. We sold a Sears Auto Center in October 2006, at which time we leased back the property for a period of time. Given the terms of the contract, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. We closed our operations at this location during the first quarter of 2010 and, as a result, recognized a gain of $35 million on this sale at that time.

Operating Income/Loss

We reported an operating loss for the quarter of $174 million in 2011 and operating income for the quarter of $98 million in 2010. The decrease in our operating income was primarily the result of a decline in gross margin

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

dollars, driven by reduced revenue and an overall decline in our gross margin rate. Holdings’ operating loss for the first quarter of 2011 includes above-noted expenses of $21 million related to domestic pension plans and store closings and severance. Our operating income for the first quarter of 2010 includes above-noted expenses of $29 million related to domestic pension plans and store closings and severance, as well as a $35 million gain on sale of assets at Sears Domestic.

Interest Expense

We incurred $80 million and $67 million in interest expense during the first quarter of 2011 and 2010, respectively. The increase is due to higher average outstanding borrowing as a result of our $1.25 billion senior secured notes offering in October 2010, partially offset by repayment of long-term debt by Sears Domestic and Sears Canada.

Other Loss

Other loss is primarily comprised of mark-to-market and settlement losses on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net mark-to-market and settlement losses of $12 million and $14 million were recorded on these transactions in the first quarter of 2011 and 2010, respectively.

Income Tax Expense/Benefit

Our effective tax rate for the first quarter was a benefit rate of 31.2% in 2011 and an expense of 46.9% in 2010. Both quarters were affected by negative discrete items, thereby reducing the benefit in 2011 and increasing the expense in 2010.

SEGMENT OPERATIONS

The following discussion of our business segment results is organized into three reportable segments: Kmart, Sears Domestic and Sears Canada.

Kmart

Kmart results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	April 30, 2011	May 1, 2010
Merchandise sales and services	$3,479	$3,583

Cost of sales, buying and occupancy	2,634	2,711
Gross margin dollars	845	872
Gross margin rate	24.3%	24.3%
Selling and administrative	789	782
Selling and administrative expense as a percentage of total revenues	22.7%	21.8%
Depreciation and amortization	37	36
Gain on sales of assets	(2)	(5)

Total costs and expenses	3,458	3,524

Operating income	$21	$59

Adjusted EBITDA	$57	$91
Number of stores	1,305	1,320

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

13-week period ended April 30, 2011 compared to the 13-week period ended May 1, 2010

Total Revenues and Comparable Store Sales

For the quarter, Kmart’s total sales decreased by $104 million, while comparable store sales decreased 1.6%. The decline in revenue was also due to the impact of Kmart having fewer stores in operation during the first quarter of 2011. The decrease in comparable store sales was primarily driven by the food and consumables and pharmacy categories.

Gross Margin

For the quarter, Kmart generated $845 million in gross margin in 2011 and $872 million in 2010. The decrease in Kmart’s gross margin is due to the above noted decline in revenue. Kmart’s gross margin rate for the quarter was 24.3% in 2011 and 2010.

Selling and Administrative Expenses

For the quarter, Kmart’s selling and administrative expenses increased $7 million as compared to the first quarter in 2010. The increase primarily reflects an increase in payroll and benefits expense of $18 million, partially offset by a decline in insurance expense of $6 million, as well as declines in a number of other expense categories.

Kmart’s selling and administrative expense rate for the quarter was 22.7% in 2011 and 21.8% in 2010, and increased due to lower expense leverage given lower overall sales.

Operating Income/Loss

For the quarter, Kmart recorded operating income of $21 million in 2011 and $59 million in 2010. The decrease in Kmart’s operating income was primarily the result of a decline in gross margin dollars, driven by reduced revenue, and an increase in selling and administrative expenses.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

Sears Domestic

Sears Domestic results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	April 30, 2011	May 1, 2010
Merchandise sales and services	$5,212	$5,435

Cost of sales, buying and occupancy	3,744	3,789
Gross margin dollars	1,468	1,646
Gross margin rate	28.2%	30.3%
Selling and administrative	1,467	1,508
Selling and administrative expense as a percentage of total revenues	28.1%	27.7%
Depreciation and amortization	156	160
Gain on sales of assets	—	(39)

Total costs and expenses	5,367	5,418

Operating income (loss)	$(155)	$17

Adjusted EBITDA	$21	$166
Number of:
Full-line Stores(1)	885	907
Specialty Stores	1,358	1,322

Total Domestic Sears Stores	2,243	2,229

(1)	The period ended April 30, 2011 includes 838 Full-line stores and 47 Sears Essentials/Grand stores;
The period ended May 1, 2010 includes 848 Full-line stores and 59 Sears Essentials/Grand stores

13-week period ended April 30, 2011 compared to the 13-week period ended May 1, 2010

Total Revenues and Comparable Store Sales

For the quarter, Sears Domestic’s total sales decreased by $223 million, while comparable store sales decreased 5.2%. The decline in revenue is mainly due to a decline in comparable store sales and the impact of having fewer Sears Full-line stores in operation. The decrease in comparable store sales was primarily driven by the appliance, apparel and consumer electronics categories, partially offset by increases in the home, sporting goods, jewelry and footwear categories. Appliances experienced a low double-digit decline and benefited in the prior year from the Cash for Appliances rebate programs. Apparel experienced slow spring/summer sales due in part to worse weather than the prior year.

Gross Margin

For the quarter, Sears Domestic generated gross margin dollars of $1.5 billion in 2011 and $1.6 billion in 2010. The decrease of $178 million was mainly a result of a decline in sales and a decline in Sears Domestic’s gross margin rate during the first quarter of 2011. Sears Domestic’s gross margin rate during the first quarter was 28.2% in 2011 and 30.3% in 2010. The decline of 210 basis points is mainly due to reduced margins in the home appliance category, driven primarily by the introduction of instant free delivery.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

Selling and Administrative Expenses

For the quarter, Sears Domestic’s selling and administrative expenses decreased $41 million. The decrease is mainly due to a decline of $33 million in payroll expenses and a decline of $16 million in advertising expenses, partially offset by increases in other expense categories. Selling and administrative expenses for the first quarter of 2011 and 2010 were also impacted by domestic pension plan expense of $19 million and $26 million, respectively.

Sears Domestic’s selling and administrative expense rate for the quarter was 28.1% in 2011 and 27.7% in 2010, and increased primarily due to the above noted declines in sales.

Gains on Sales of Assets

Sears Domestic recorded total gains on sales of assets for the quarter of $39 million in 2010. The gains on sales of assets in the first quarter of 2010 include the recognition of a previously deferred gain from the October 2006 sale of one of our Sears Auto Centers. At the time of the sale, we leased back the property for a period of time. Given the terms of the contract, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. We closed our operations at this location during the first quarter of 2010 and, as a result, recognized a gain of $35 million on this sale at that time.

Operating Income/Loss

For the quarter, Sears Domestic reported an operating loss of $155 million in 2011 and operating income of $17 million in 2010. Sears Domestic’s operating loss increased primarily as a result of lower gross margin dollars, driven by a decline in revenue and gross margin rate, partially offset by a reduction in selling and administrative expenses. Sears Domestic’s operating loss for the first quarter of 2011 includes expenses related to domestic pension plans of $19 million. Sears Domestic’s operating income for the first quarter of 2010 includes expenses related to domestic pension plans of $26 million, as well as a $35 million gain on sale of assets.

Sears Canada

Sears Canada, a consolidated, 92%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. Sears Canada results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	April 30, 2011	May 1, 2010
Merchandise sales and services	$1,014	$1,028

Cost of sales, buying and occupancy	726	716
Gross margin dollars	288	312
Gross margin rate	28.4%	30.4%
Selling and administrative	303	265
Selling and administrative expense as a percentage of total revenues	29.9%	25.8%
Depreciation and amortization	25	25

Total costs and expenses	1,054	1,006

Operating income (loss)	$(40)	$22

Adjusted EBITDA	$(15)	$47
Number of:
Full-line Stores	122	122
Specialty Stores	365	294

Total Sears Canada Stores	487	416

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

13-week period ended April 30, 2011 compared to the 13-week period ended May 1, 2010

Total Revenues

Sears Canada’s total revenues decreased 1.4% for the first quarter of 2011, as compared to the same period last year. The decrease in total revenues of $14 million includes a $54 million increase due to the impact of exchange rates during the quarter. On a Canadian dollar basis, revenues decreased by $68 million, due to heightened competition, the effects of the strong Canadian dollar relative to the U.S. dollar and unseasonably cool weather which negatively impacted seasonal merchandise and store traffic.

Gross Margin

Total gross margin dollars for the first quarter decreased $24 million in 2011 and includes a $15 million increase due to the impact of exchange rates during the quarter. Gross margin decreased $39 million on a Canadian dollar basis as a result of a decline in gross margin rate. For the quarter, Sears Canada’s gross margin rate decreased 200 basis points to 28.4%, from 30.4% in 2010, due mainly to industry wide price compression as well as increased promotional and clearance activity to drive sales in the challenging retail environment.

Selling and Administrative Expenses

For the first quarter of 2011, Sears Canada’s selling and administrative expenses increased $38 million, and include an increase of $15 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses increased by $23 million primarily due to increased investment in strategic projects, partially offset by reductions in payroll and advertising expenses.

Sears Canada’s selling and administrative expense rate for the quarter was 29.9% in 2011 and 25.8% in 2010, and increased primarily due to the above noted increase in expenses.

Operating Income/Loss

Sears Canada recorded an operating loss of $40 million in 2011 and operating income of $22 million in 2010. The decrease in operating income primarily reflects the above noted declines, on a Canadian dollar basis, in sales and gross margin, and the increase in selling and administrative expenses.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash Balances

Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of April 30, 2011, May 1, 2010 and January 29, 2011 are detailed in the following table.

millions	April 30, 2011	May 1, 2010	January 29, 2011
Domestic
Cash and equivalents	$242	$263	$465
Cash posted as collateral	325	9	325
Credit card deposits in transit	203	222	169

Total domestic cash and cash equivalents	770	494	959
Sears Canada	182	1,250	416

Total cash and cash equivalents	952	1,744	1,375
Restricted cash	28	19	15

Total cash balances	$980	$1,763	$1,390

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

We had total cash balances of $980 million at April 30, 2011, $1.8 billion at May 1, 2010 and $1.4 billion at January 29, 2011. Primary uses of cash during the first quarter of 2011 include $109 million for capital expenditures, $101 million for share repurchases, contributions to our pension and post-retirement benefit plans of $78 million, and working capital increases. These uses of cash were funded in part by an increase in short-term borrowings of $513 million offset by long-term debt repayments of $459 million.

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

Restricted cash consists of cash related to Sears Canada’s balances, which have been pledged as collateral for letters of credit obligations issued under its offshore merchandise purchasing program and with counterparties related to outstanding derivative contracts, as well as funds held in trust in accordance with regulatory requirements governing advance ticket sales related to Sears Canada’s travel business.

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $100 million, $113 million and $122 million as of April 30, 2011, May 1, 2010 and January 29, 2011, respectively.

Operating Activities

During the first quarter of 2011, Holdings used $271 million of cash in its operations compared to $82 million used in first quarter of 2010. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used more cash in operations in the first quarter of 2011 than the first quarter last year mainly as a result of increased working capital requirements, recognition of a net loss for the quarter compared to net income in the prior year, and an increase in contributions to our pension and post-retirement benefit plans.

Merchandise inventories were $9.9 billion at April 30, 2011 and $9.3 billion at May 1, 2010. Merchandise payables were $3.8 billion at April 30, 2011 and $3.7 billion as of May 1, 2010. Our Domestic inventory balances increased approximately $416 million from $8.5 billion at May 1, 2010 to $8.9 billion at April 30, 2011. The increase was primarily at Kmart and was due to increased investment in the apparel, consumer electronics, sporting goods, toys and outdoor living categories. Sears Domestic inventory increased primarily due to lower than expected first quarter sales and timing of receipts in home appliances. Sears Canada’s inventory levels increased approximately $145 million from May 1, 2010 to $959 million at April 30, 2011 primarily due to the change in exchange rates, the timing of merchandise receipts and increased purchasing activity to support anticipated sales increases in the apparel and home categories.

Investing Activities

For the first quarter of 2011, we used $118 million of cash primarily for capital expenditures compared to $95 million used during the first quarter of 2010. For the first quarter of 2011, we also used $11 million of cash as a result of changes in restricted cash requirements at Sears Canada compared to $8 million in the first quarter of 2010.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

Financing Activities

During the 13-week period ended April 30, 2011, we repurchased 1.2 million of our common shares at a total cost of $101 million under our share repurchase program. As of April 30, 2011, we had $86 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods. During the 13-week period ended May 1, 2010, we repurchased 12 thousand of our common shares at a total cost of $1 million under our share repurchase program.

The Company also announced on May 2, 2011 that its Board of Directors has approved the repurchase of up to an additional $500 million of the Company’s common shares. This authorization is in addition to the $86 million that remains available for repurchase from the Company’s previous authorizations. The shares are expected to be purchased in the open market or in privately negotiated transactions. Timing will be dependent on prevailing market conditions, alternative uses of capital and other factors. We have repurchased approximately 56.9 million of the Company’s common shares at a total cost of $5.9 billion since the third quarter of 2005, when Holdings’ repurchase plan was first approved.

During the first quarter of 2011, short-term borrowings increased by $513 million offset by long-term debt repayments of $459 million. During the first quarter of 2010, short-term borrowings increased $744 million to fund the purchase of the additional interest in Sears Canada.

During the first quarter of 2010, we increased our controlling interest in Sears Canada to 90%, from 73%, by acquiring approximately 19 million common shares. We paid a total of $560 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards on noncontrolling interests.

Our outstanding borrowings as of April 30, 2011, May 1, 2010 and January 29, 2011 were as follows:

millions	April 30, 2011	May 1, 2010	January 29, 2011
Short-term borrowings:
Unsecured commercial paper	$372	$498	$360
Secured borrowings	501	571	—
Long-term debt, including current portion:
Notes and debentures outstanding	2,167	1,554	2,575
Capitalized lease obligations	591	626	597

Total borrowings	$3,631	$3,249	$3,532

Liquidity

Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and general corporate purposes, including debt repayment, pension plan contributions and common share repurchases. We believe that these needs will be adequately funded by our operating cash flows, credit terms received from vendors and borrowings under our credit agreements (described below). See our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 for additional information regarding our sources of liquidity.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

Debt Ratings

Our corporate family debt ratings at April 30, 2011 appear in the table below:

Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
Ba2	BB-	B+

On May 11, 2011, Moody’s Investors Service placed its ratings on Sears Holdings Corporation and certain of its subsidiaries on review for a possible downgrade.

Unsecured Commercial Paper

We borrow through the commercial paper markets. At April 30, 2011, we had outstanding commercial paper borrowings of $372 million, of which $240 million were held by ESL Investments, Inc. (together with its affiliated funds, “ESL”), including $120 million held by Edward S. Lampert. See Note 14 for further discussion of these borrowings.

Domestic Credit Agreement

During the first quarter of 2011, we increased the borrowing capacity and extended the maturity date of our domestic credit agreement (the “Original Domestic Credit Agreement”) by entering into an amended credit agreement (the “Amended Domestic Credit Agreement”). The Amended Domestic Credit Agreement increased the borrowing capacity of the facility to $3.275 billion from $2.4 billion and extended its expiration date to April 2016 from June 2012.

The Amended Domestic Credit Agreement also revised certain terms of the credit facility. Advances continue to bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate (“LIBOR”) or a base rate, in either case plus an applicable margin. The amended facility’s interest rates for LIBOR-based borrowings vary based on leverage in the range of LIBOR plus 2.0% to 2.5%, compared to LIBOR plus 4.0% with a 1.75% LIBOR floor under the Original Domestic Credit Agreement. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%, compared to the applicable base rate plus 3.0% under the Original Domestic Credit Agreement. Commitment fees have also been reduced to a range of 0.375% to 0.625% based on usage from the previous range of 0.75% to 1.00%.

The Amended Domestic Credit Agreement continues to include a $1.5 billion letter of credit sub-limit and an accordion feature that gives us the flexibility, subject to certain terms and conditions, to use the existing collateral under the credit facility to obtain an aggregate amount of up to $1.0 billion in additional borrowing capacity if we so choose. The Amended Domestic Credit Agreement is in place as a funding source for general corporate purposes and is an asset based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Amended Domestic Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and determines availability pursuant to a borrowing base formula.

The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.

At April 30, 2011, we had $501 million of borrowings and $234 million of letters of credit outstanding under the Amended Domestic Credit Agreement. As a result, our availability under the agreement was $2.540 billion at April 30, 2011. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

Senior Secured Notes

In October 2010, we sold $1 billion aggregate principal amount of senior secured notes (the “Notes”), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company’s domestic pension plan in a private placement. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the “Collateral”). The lien that secures the Notes is junior in priority to the lien on such assets that secures obligations under the Amended Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under the Original Domestic Credit Agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Notes at a premium based on the “Treasury Rate” as defined in the indenture, plus 50 basis points. We have agreed to offer to exchange the Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.

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

At April 30, 2011, we had no borrowings outstanding under the Sears Canada Facility. Availability under this agreement, given total outstanding borrowings and letters of credit, was approximately $784 million ($742 million Canadian) at April 30, 2011.

Letters of Credit Facility

On January 20, 2011, we and certain of our subsidiaries entered into a letter of credit facility (the “LC Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which Wells Fargo may, on a discretionary basis and with no commitment, agree to issue standby letters of credit upon our request in an aggregate amount not to exceed $500 million for general corporate purposes. The letters of credit issued under the LC Facility are secured by a first priority lien on cash placed on deposit at Wells Fargo pursuant to a pledge and security agreement in an amount equal to 103% of the face value of all issued and outstanding letters of credit. The LC Facility has a term ending on January 20, 2014, unless terminated sooner pursuant to its terms. Wells Fargo may, in its sole discretion, terminate the LC Facility at any time. On April 30, 2011, $155 million of letters of credit were outstanding from the facility. We may replace our letters of credit issued under our LC Facility with letters of credit issued under the Amended Domestic Credit Agreement in the future and as such, cash collateral is considered unrestricted cash.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

Orchard Supply Hardware LLC (“OSH LLC”) Credit Agreement

In November 2005, OSH LLC entered into a five-year, $130 million senior secured revolving credit facility (the “OSH LLC Facility”), which includes a $25 million letter of credit sublimit. The OSH LLC Facility was amended and extended in January 2010 and, as a result, available capacity was bifurcated into a $100 million tranche maturing December 2013 and a $20 million tranche maturing December 2011. The OSH LLC Facility continues to have a $25 million letter of credit sublimit. The OSH LLC Facility is available for OSH LLC’s general corporate purposes and is secured by a first lien on substantially all of OSH LLC’s non-real estate assets. Availability under the OSH LLC Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At April 30, 2011, there were $46 million in borrowings outstanding under the OSH LLC Facility and $10 million in outstanding letters of credit.

Domestic Pension Plan Funding

In our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, we disclosed that we expected our contributions to our domestic pension plans to increase to approximately $340 million in 2011 and then to $320 million in 2012, though the ultimate amount of pension contributions could be affected by further changes in the applicable regulations and financial market and investment performance.

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

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail and related services industries; worldwide economic conditions and business uncertainty, including the impact of rising fuel prices, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships, including the impact of increases in the cost of raw materials experienced by certain of our vendors; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our dependence on sources outside the United States for significant amounts of our merchandise; our extensive reliance on computer systems to process transactions, summarize results and manage our business; our reliance on third parties to provide us with services in connection with the

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

administration of certain aspects of our business; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to properly implement and realize the expected benefits from our organizational structure and operating model; our ability to attract, motivate and retain key executives and other associates; the outcome of pending and/or future legal proceedings, including product liability claims and bankruptcy claims, including proceedings with respect to which the parties have reached a preliminary settlement; and the timing and amount of required pension plan funding.

Certain of these and other factors are discussed in more detail in our filings with the Securities and Exchange Commission and the Annual Report on Form 10-K of Sears Holdings Corporation for the fiscal year ended January 29, 2011, which may be accessed through the Commission’s website at www.sec.gov.

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

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. All debt securities and interest-rate derivative instruments are considered non-trading. At April 30, 2011, 31% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at April 30, 2011, which totaled approximately $1 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $11 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

At April 30, 2011, we had a foreign currency forward contract outstanding, totaling $629 million Canadian notional value and with a weighted average remaining life of 0.2 years, designed to hedge our net investment in Sears Canada against adverse changes in exchange rates. The fair value of the forward contract at April 30, 2011 was negative $37 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar at April 30, 2011, with all other variables held constant, would have resulted in a fair value of this contract of approximately negative $43 million at April 30, 2011, a decrease of $6 million. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had $33 million of cash collateral posted under our contract at April 30, 2011.

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated collar contracts for a portion of its expected requirements. As of April 30, 2011, these contracts had a notional value of approximately $279 million and a weighted average remaining life of 0.4 years. The aggregate fair value of the collar contracts at April 30, 2011 was negative $18 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of April 30, 2011, with all other variables held constant, would have resulted in a fair value for these contracts of approximately negative $21 million as of April 30, 2011, a decrease of $3 million.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 30, 2011 and May 1, 2010

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

See Part I, Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements,” Note 12 – “Legal Proceedings,” for additional information regarding legal proceedings, which information is incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock we acquired during the first quarter of 2011. During the 13 weeks ended April 30, 2011, we repurchased 1.2 million of our common shares at a total cost of $101 million under our common share repurchase program. As of April 30, 2011, we had $86 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 30, 2011 to February 26, 2011	181,642	$82.44	176,038	$82.64
February 27, 2011 to April 2, 2011	1,066,134	81.45	1,063,931	81.44
April 3, 2011 to April 30, 2011	3,370	79.93	—	—

Total	1,251,146	$81.59	1,239,969	$81.61	$86,167,248

(1)	Includes 11,177 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. These shares were acquired during the quarter as follows:

January 30, 2011 to February 26, 2011	5,604
February 27, 2011 to April 2, 2011	2,203
April 3, 2011 to April 30, 2011	3,370

Total	11,177

(2)

Our common share repurchase program was initially announced on September 14, 2005 and has a total authorization since inception of the program of $6.5 billion, including the authorizations to purchase up to an additional $500 million of common stock on each of December 17, 2009 and May 2, 2011. The program has no stated expiration date.

The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.

SEARS HOLDINGS CORPORATION

Item 5. Other Information

On May 3, 2011, the Company filed its Current Report on Form 8-K dated April 27, 2011 (the “8-K Report”) in connection with the approval of the Sears Holdings Corporation Annual Incentive Plan, restated effective April 27, 2011 (the “AIP”), and the Sears Holdings Corporation Long-Term Incentive Program, effective April 27, 2011 (the “LTIP”). The target award percentage under the AIP for Dane A. Drobny, Senior Vice President, General Counsel and Corporate Secretary, and the target award percentage under the LTIP for William R. Harker, Senior Vice President, disclosed in the 8-K Report were misstated. The correct target award percentage under the AIP for Mr. Drobny is 75% of his base salary and the correct target award percentage under the LTIP for Mr. Harker is 150% of his base salary.

Item 6. Exhibits

Certain of the agreements filed with or incorporated by reference into this report contain representations and warranties and other agreements and undertakings by us and third parties. These representations and warranties, agreements and undertakings have been made as of specific dates, may be subject to important qualifications and limitations agreed to by the parties to the agreement in connection with negotiating the terms of the agreement, and have been included in the agreement for the purpose of allocating risk between the parties to the agreement rather than to establish matters as facts. Any such representations and warranties, agreements, and undertakings have been made solely for the benefit of the parties to the agreement and should not be relied upon by any other person.

(a) Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

SEARS HOLDINGS CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION (Registrant)

May 19, 2011	By	/s/ WILLIAM K. PHELAN
William K. Phelan Senior Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated December 2, 2009, filed on December 4, 2009 (File No. 000-51217)).

*10.1	Sears Holdings Corporation Annual Incentive Plan, restated effective April 27, 2011.

*10.2	Sears Holdings Corporation Long-Term Incentive Program, effective April 27, 2011.

*10.3	Second Amended and Restated Credit Agreement, dated as of April 8, 2011, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the lenders party thereto, Wells Fargo Bank, National Association and General Electric Capital Corporation, as Co-Collateral Agents, Wells Fargo Capital Finance, LLC and General Electric Capital Corporation, as Co-Syndication Agents, Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc. as Co-Documentation Agents, and Bank of America, N.A. as Agent, Co-Collateral Agent and Swingline Lender.**

*10.4	Second Amended and Restated Guarantee and Collateral Agreement, dated as of April 8, 2011, among Sears Holdings Corporation, Sears, Roebuck and Co., Sears Roebuck Acceptance Corp., Kmart Holding Corporation, Kmart Corporation and certain of their respective subsidiaries, as Grantors, and Bank of America, N.A., Wells Fargo Bank, National Association and General Electric Capital Corporation, as Co-Collateral Agents.

10.5	Letter from the Company to Louis J. D’Ambrosio relating to employment dated February 23, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 23, 2011, filed on February 25, 2011 (File No. 000-51217))

10.6	Letter from the Company to W. Bruce Johnson relating to employment dated March 10, 2011 (incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (File No. 000-51217))

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 Weeks Ended April 30, 2011 and May 1, 2010; (ii) the Condensed Consolidated Balance Sheets (Unaudited) as of April 30, 2011, May 1, 2010 and January 29, 2011; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 Weeks Ended April 30, 2011 and May 1, 2010; (iv) the Condensed Consolidated Statements of Equity (Unaudited) for the 13 Weeks Ended April 30, 2011 and May 1, 2010; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

*	Filed herewith.
**	Portions of Exhibit 10.3 have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1