Form 10-Q
period 2011-07-30
SEARS HOLDINGS CORP
filed 2011-08-18
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51217

SEARS HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)

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

Yes    ☐            No    ☒

As of August 12, 2011, the registrant had 106,901,958 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
REVENUES
Merchandise sales and services	$10,333	$10,458	$20,038	$20,504

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,668	7,635	14,772	14,851
Selling and administrative	2,644	2,606	5,203	5,161
Depreciation and amortization	227	221	445	442
Gain on sales of assets	(29)	(9)	(31)	(53)

Total costs and expenses	10,510	10,453	20,389	20,401

Operating income (loss)	(177)	5	(351)	103
Interest expense	(77)	(69)	(157)	(136)
Interest and investment income	12	6	25	21
Other income (loss)	4	5	(8)	(9)

Loss before income taxes	(238)	(53)	(491)	(21)
Income tax benefit	94	19	173	4

Net loss	(144)	(34)	(318)	(17)
(Income) loss attributable to noncontrolling interests	(2)	(5)	2	(6)

NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(146)	$(39)	$(316)	$(23)

LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic and diluted loss per share	$(1.37)	$(0.35)	$(2.95)	$(0.20)
Basic and diluted weighted average common shares outstanding	106.8	112.6	107.3	113.6

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
millions	July 30, 2011	July 31, 2010	January 29, 2011
ASSETS
Current assets
Cash and cash equivalents	$658	$1,193	$1,375
Restricted cash	21	6	15
Accounts receivable	782	754	683
Merchandise inventories	9,426	9,430	9,123
Prepaid expenses and other current assets	318	350	312
Deferred income taxes	99	28	27

Total current assets	11,304	11,761	11,535
Property and equipment, net	7,159	7,485	7,365
Goodwill	1,392	1,392	1,392
Trade names and other intangible assets	3,106	3,173	3,139
Other assets	839	1,022	837

TOTAL ASSETS	$23,800	$24,833	$24,268

LIABILITIES
Current liabilities
Short-term borrowings	$927	$1,218	$360
Current portion of long-term debt and capitalized lease obligations	299	590	509
Merchandise payables	3,324	3,673	3,101
Accrued expenses and other current liabilities	2,914	3,049	3,115
Unearned revenues	963	997	976
Other taxes	502	551	557

Total current liabilities	8,929	10,078	8,618
Long-term debt and capitalized lease obligations	2,413	1,378	2,663
Pension and post-retirement benefits	2,044	2,172	2,151
Other long-term liabilities	2,264	2,586	2,222

Total Liabilities	15,650	16,214	15,654

EQUITY
Total Equity	8,150	8,619	8,614

TOTAL LIABILITIES AND EQUITY	$23,800	$24,833	$24,268

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
millions	July 30, 2011	July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(318)	$(17)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	445	442
Gain on sales of assets	(31)	(53)
Pension and post-retirement plan contributions	(143)	(122)
Settlement of Canadian dollar hedges	(23)	25
Change in operating assets and liabilities (net of acquisitions and dispositions):
Merchandise inventories	(262)	(695)
Merchandise payables	201	321
Deferred income taxes	(59)	45
Income and other taxes	(280)	(119)
Mark-to-market adjustments and settlements on Sears Canada U.S. dollar option contracts	1	5
Other operating assets	88	23
Other operating liabilities	(86)	(45)

Net cash used in operating activities	(467)	(190)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	42	16
(Increase) decrease in investments and restricted cash	(5)	9
Purchases of property and equipment	(199)	(168)

Net cash used in investing activities	(162)	(143)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	39	—
Repayments of long-term debt	(497)	(228)
Increase in short-term borrowings, primarily 90 days or less	567	893
Debt issuance costs	(35)	—
Purchase of Sears Canada shares	(22)	(560)
Sears Canada dividend paid to minority shareholders	—	(34)
Purchase of treasury stock	(154)	(273)

Net cash used in financing activities	(102)	(202)

Effect of exchange rate changes on cash and cash equivalents	14	39

NET DECREASE IN CASH AND CASH EQUIVALENTS	(717)	(496)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,375	1,689

CASH AND CASH EQUIVALENTS, END OF PERIOD	$658	$1,193

SUPPLEMENTAL CASH FLOW DATA:
Income taxes paid, net of refunds	$85	$126
Cash interest paid	124	91

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity Attributable to Holdings’ Shareholders						Noncontrolling Interests	Total
millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at January 30, 2010	115	$1	$(5,446)	$10,465	$4,797	$(721)	$339	$9,435
Comprehensive income
Net income (loss)	—	—	—	—	(23)	—	6	(17)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	25	—	25
Deferred loss on derivatives, net of tax	—	—	—	—	—	(12)	—	(12)
Cumulative translation adjustment, net of tax	—	—	—	—	—	41	13	54

Total Comprehensive Income								50
Stock awards	—	—	3	(3)	—	—	—	—
Additional purchase of noncontrolling interest in Sears Canada	—	—	—	(269)	—	(76)	(215)	(560)
Sears Canada dividend paid to noncontrolling shareholders	—	—	—	—	—	—	(34)	(34)
Shares repurchased	(4)	—	(273)	—	—	—	—	(273)
Other	—	—	2	—	—	—	(1)	1

Balance at July 31, 2010	111	$1	$(5,714)	$10,193	$4,774	$(743)	$108	$8,619

Balance at January 29, 2011	109	$1	$(5,826)	$10,185	$4,930	$(779)	$103	$8,614
Comprehensive loss
Net loss	—	—	—	—	(316)	—	(2)	(318)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	60	3	63
Deferred loss on derivatives, net of tax	—	—	—	—	—	(6)	—	(6)
Cumulative translation adjustment, net of tax	—	—	—	—	—	(19)	(4)	(23)

Total Comprehensive Loss								(284)
Stock awards	—	—	4	(2)	—	—	—	2
Additional purchase of noncontrolling interest in Sears Canada	—	—	—	(18)	—	(1)	(10)	(29)
Shares repurchased	(2)	—	(154)	—	—	—	—	(154)
Associate stock purchase	—	—	2	—	—	—	—	2
Other	—	—	—	—	—	—	(1)	(1)

Balance at July 30, 2011	107	$1	$(5,974)	$10,165	$4,614	$(745)	$89	$8,150

See accompanying notes.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Sears Holdings Corporation (“Holdings,” “we,” “us,” “our” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), which was completed on March 24, 2005. We are a broadline retailer with 2,188 full-line and 1,370 specialty retail stores in the United States, operating through Kmart and Sears, and 495 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 94%-owned subsidiary.

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

NOTE 2 – BORROWINGS

Total borrowings were as follows:

millions	July 30, 2011	July 31, 2010	January 29, 2011
Short-term borrowings:
Unsecured commercial paper	$388	$396	$360
Secured borrowings	539	822	—
Long-term debt, including current portion:
Notes and debentures outstanding	2,151	1,352	2,575
Capitalized lease obligations	561	616	597

Total borrowings	$3,639	$3,186	$3,532

The fair value of long-term debt was $2.0 billion at July 30, 2011, $1.4 billion at July 31, 2010 and $2.5 billion at January 29, 2011. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities.

Unsecured Commercial Paper

We borrow through the commercial paper markets. At July 30, 2011, we had outstanding commercial paper borrowings of $388 million, of which $240 million were held by ESL Investments, Inc. (together with its affiliated funds, “ESL”), including $120 million held by ESL for the benefit of Edward S. Lampert. See Note 14 for further discussion of these borrowings.

Domestic Credit Agreement

During the first quarter of 2011, we increased the borrowing capacity and extended the maturity date of our domestic credit agreement (the “Original Domestic Credit Agreement”) by entering into an amended credit

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.

At July 30, 2011, we had $539 million of borrowings and $550 million of letters of credit outstanding under the Amended Domestic Credit Agreement. As a result, our availability under the agreement was $2.2 billion at July 30, 2011. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

Senior Secured Notes

In October 2010, we sold $1 billion aggregate principal amount of senior secured notes (the “Notes”), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company’s domestic pension plan in a private placement. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the “Collateral”). The lien that secures the Notes is junior in priority to the lien on such assets that secures obligations under the Amended Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under the Original Domestic Credit Agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Notes at a premium based on the “Treasury Rate” as defined in the indenture, plus 50 basis points. We have commenced an offer to exchange the Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.

Sears Canada Credit Agreement

In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on substantially all of Sears Canada’s non-real estate assets. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At July 30, 2011, we had no borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $693 million ($662 million Canadian) at July 30, 2011.

Letters of Credit Facility

On January 20, 2011, we and certain of our subsidiaries entered into a letter of credit facility (the “LC Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which Wells Fargo may, on a discretionary basis and with no commitment, agree to issue standby letters of credit upon our request in an aggregate amount not to exceed $500 million for general corporate purposes. Any letters of credit issued under the LC Facility are secured by a first priority lien on cash placed on deposit at Wells Fargo pursuant to a pledge and security agreement in an amount equal to 103% of the face value of all issued and outstanding letters of credit. The LC Facility has a term ending on January 20, 2014, unless terminated sooner pursuant to its terms. Wells Fargo may, in its sole discretion, terminate the LC Facility at any time. On July 30, 2011, we had no letters of credit outstanding under the facility. We may replace any letters of credit issued under our LC Facility with letters of credit issued under the Amended Domestic Credit Agreement and as such, any cash collateral is considered unrestricted cash.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

We use derivatives primarily as a risk management tool to decrease our exposure to fluctuations in the foreign currency market. We are exposed to fluctuations in foreign currency exchange rates as a result of our net investment in Sears Canada. Further, Sears Canada is exposed to fluctuations in foreign currency exchange rates due to inventory purchase contracts denominated in U.S. dollars.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Sears Canada Hedges of Merchandise Purchases

As of July 30, 2011, Sears Canada had entered into foreign currency collar contracts with a total notional value of $181 million. As discussed previously, these collar contracts are used to hedge Sears Canada’s purchase of inventory under U.S. dollar denominated contracts. We record mark-to-market adjustments based on the total notional value of these outstanding collar contracts at the end of each period. We recorded mark-to-market liabilities related to these foreign currency collar contracts of $10 million at July 30, 2011 and $3 million at January 29, 2011, and mark-to-market assets related to these foreign currency collar contracts of $3 million at July 31, 2010.

We record the earnings impact of mark-to-market and settlement adjustments for foreign currency collar contracts in other income (loss) at the end of each period. We recorded mark-to-market and settlement gains on these contracts of $8 million and mark-to-market and settlement losses of $8 million for the 13- and 26- week periods ended July 30, 2011, respectively. We recorded mark-to-market and settlement gains of $8 million and mark-to-market settlement losses of $7 million for these contracts for the 13- and 26- week periods ended July 31, 2010, respectively.

Sears Canada’s above noted foreign currency collar contracts were entered into as a hedge of merchandise purchase contracts denominated in U.S. currency. We also record mark-to-market adjustments for the value of the merchandise purchase contracts (considered embedded derivatives under relevant accounting rules) at the end of each period. We recorded assets of $1 million at July 30, 2011, $1 million at July 31, 2010 and $2 million at January 29, 2011 related to the fair value of these embedded derivatives.

We record the earnings impact of mark-to-market and settlement adjustments related to the embedded derivative in the merchandise purchase contracts in other income (loss) at the end of each period. We recorded mark-to-market and settlement losses of $3 million and mark-to-market and settlement gains of $1 million for the 13- and 26- week periods ended July 30, 2011, respectively. We recorded mark-to-market and settlement losses of $3 million and $2 million for the 13- and 26- week periods ended July 31, 2010, respectively.

At July 30, 2011 and July 31, 2010, we had net derivative mark-to-market liabilities related to the collar contracts and embedded derivatives of $9 million and mark-to-market assets related to the collar contracts and embedded derivatives of $4 million, respectively. We recorded total mark-to-market and settlement gains of $5 million and total mark-to-market and settlement losses of $7 million in other income (loss) for the 13- and 26- week periods ended July 30, 2011, respectively. We recorded total mark-to-market and settlement gains of $5 million and total mark-to-market and settlement losses of $9 million in other income (loss) for the 13- and 26- week periods ended July 31, 2010, respectively. See Note 4 for further information regarding fair value of these collar and merchandise purchase contracts and the respective balance sheet classifications as of July 30, 2011, July 31, 2010 and January 29, 2011.

Hedges of Net Investment in Sears Canada

At July 30, 2011, we had a foreign currency forward contract outstanding with a total Canadian notional value of $629 million and with a weighted-average remaining life of one year. This contract was designated and qualified as a hedge of the foreign currency exposure of our net investment in Sears Canada. Accordingly, the aggregate

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

fair value of the forward contract as of July 30, 2011 of approximately $9 million was recorded as a liability on our Condensed Consolidated Balance Sheet. The decline in fair value of $9 million related to this forward contract, net of tax, was recorded as a component of other comprehensive income for the 26-week period ended July 30, 2011.

We settled a foreign currency forward contract during the second quarter of 2011 and paid a net amount of $23 million relative to this contract settlement. As hedge accounting was applied to this contract, an offsetting amount was recorded as a component of other comprehensive income.

Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had $12 million of cash collateral posted under these contracts as of July 30, 2011, $2 million as of July 31, 2010 and $3 million as of January 29, 2011.

Counterparty Credit Risk

We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better at July 30, 2011.

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

Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities and domestic cash and cash equivalents are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt is disclosed in Note 2 to the Condensed Consolidated Financial Statements. The following table provides the fair value measurement amounts for other financial assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value as of July 30, 2011, July 31, 2010 and January 29, 2011:

millions	Total Fair Value Amounts at July 30, 2011	Level 1	Level 2	Level 3
Cash equivalents(1)	$181	$181	$—	$—
Restricted cash(2)	21	21	—	—
Foreign currency derivative assets(3)	1	—	1	—
Foreign currency derivative liabilities(4)	(19)	—	(19)	—

Total	$184	$202	$(18)	$—

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

millions	Total Fair Value Amounts at July 31, 2010	Level 1	Level 2	Level 3
Cash equivalents(1)	$691	$691	$—	$—
Restricted cash(2)	6	6	—	—
Foreign currency derivative assets(3)	4	—	4	—
Foreign currency derivative liabilities(4)	(7)	—	(7)	—

Total	$694	$697	$(3)	$—

millions	Total Fair Value Amounts at January 29, 2011	Level 1	Level 2	Level 3
Cash equivalents(1)	$416	$416	$—	$—
Restricted cash(2)	15	15	—	—
Foreign currency derivative assets(3)	3	—	3	—
Foreign currency derivative liabilities(4)	(3)	—	(3)

Total	$431	$431	$—	$—

(1)	Included within Cash and cash equivalents in our Condensed Consolidated Balance Sheets.
(2)	Included within Restricted cash in our Condensed Consolidated Balance Sheets.
(3)	Included within Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
(4)	Included within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets.

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

NOTE 5 – SEARS CANADA

Acquisition of Noncontrolling Interest

During the first quarter of 2010, we acquired approximately 19 million additional common shares of Sears Canada. We paid a total of $560 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards applicable to noncontrolling interests. Accordingly, we reclassified an accumulated other comprehensive loss from noncontrolling interest to controlling interest in the Condensed Consolidated Statement of Equity at July 31, 2010 and the Consolidated Statement of Equity at January 29, 2011.

Sears Canada Share Repurchases

During the second quarter of 2011, Sears Canada renewed its Normal Course Issuer Bid with the Toronto Stock Exchange that permits it to purchase for cancellation up to 5% of its issued and outstanding common shares, representing approximately 5.3 million common shares. The purchase authorization expires on May 24, 2012 or on such earlier date as Sears Canada may complete its purchases pursuant to the Normal Course Issuer Bid. Sears Canada may not purchase common shares under the Normal Course Issuer Bid if they cannot be purchased at

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

prices that they consider attractive, and decisions regarding the timing of purchases will be based on market conditions and other factors. Sears Canada purchased and cancelled approximately 1.5 million common shares for $28 million and approximately 1.6 million common shares for $29 million during the 13- and 26- week periods ended July 30, 2011, respectively.

Sears Holdings Ownership of Sears Canada

At July 30, 2011 and July 31, 2010, Sears Holdings was the beneficial holder of approximately 97 million, or 94% and 97 million or 90%, respectively, of the common shares of Sears Canada.

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

NOTE 6 – STORE CLOSINGS AND CONVERSIONS

We made the decision to close 36 stores and change the format of 14 stores during the second quarter of 2011. The second quarter 2011 closings included 26 stores within our Sears Domestic segment and 10 stores in our Kmart segment. Also within the Sears Domestic segment are the 14 Essentials/Grand stores that will be converted to Kmart stores. For the second quarter of 2011, we recorded charges related to these store closings of $30 million and $10 million at Sears Domestic and Kmart, respectively, which included $15 million and $7 million recorded in cost of sales for inventory clearance markdowns and $15 million and $3 million recorded in selling and administrative expenses for store closing and severance costs. For the second quarter of 2011, we recorded impairment charges of $8 million in depreciation expense for accelerated depreciation on assets in stores we decided to close at Sears Domestic. We did not make a decision to close any stores during the second quarter of 2010.

In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which the Company no longer intends to receive any economic benefit are accrued for when the Company ceases to use the leased space. We did not record any charges related to closed store lease obligations during the second quarter of 2011. During the second quarter of 2010, we closed seven stores we previously announced would close and recorded charges of $6 million for the related lease obligations.

For the first half of 2011, we recorded total store closing and conversion charges of $32 million and $10 million at Sears Domestic and Kmart, respectively, which included $16 million and $7 million recorded in cost of sales for inventory clearance markdowns and $16 million and $3 million recorded in selling and administrative expenses for store closing, severance and lease costs. We recorded impairment charges of $8 million in depreciation expense for accelerated depreciation on assets in stores we decided to close at Sears Domestic. For the first half of 2010, we recorded total store closing charges of $5 million and $4 million at Sears Domestic and Kmart, respectively, which included $1 million and $1 million recorded in cost of sales for inventory clearance markdowns and $4 million and $3 million recorded in selling and administrative expenses for store closing, severance and lease costs.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 7 – EQUITY

Share Repurchase Program

During the 13- and 26- week periods ended July 30, 2011, we repurchased 0.8 million and 2.0 million of our common shares at a total cost of $53 million and $154 million, respectively, under our share repurchase program. Our repurchases for the 13- and 26- week periods ended July 30, 2011 were made at average prices of $68.69 and $76.65 per share, respectively. At July 30, 2011, we had $533 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

Accumulated Other Comprehensive Loss

The following table displays the components of accumulated other comprehensive loss:

millions	July 30, 2011	July 31, 2010	January 29, 2011
Pension and postretirement adjustments (net of tax of $(451), $(468) and $(480), respectively)	$(725)	$(713)	$(783)
Cumulative unrealized derivative gain (loss) (net of tax of $(3), $(2) and $0, respectively)	(5)	(3)	1
Currency translation adjustments (net of tax of $(34), $(20) and $(7), respectively)	(15)	(27)	3

Accumulated other comprehensive loss	$(745)	$(743)	$(779)

Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive income. Accumulated other comprehensive loss attributable to noncontrolling interests at July 30, 2011, July 31, 2010 and January 29, 2011 was $4 million, $43 million and $4 million, respectively.

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

	13 Weeks Ended		26 Weeks Ended
millions	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Components of net periodic expense:
Benefits earned during the period	$2	$3	$4	$6
Interest costs	96	107	192	208
Expected return on plan assets	(89)	(92)	(178)	(180)
Amortization of experience gains/losses	17	23	34	42

Net periodic expense	$26	$41	$52	$76

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Contributions

During the 13- and 26- week periods ended July 30, 2011, we made total contributions of $65 million and $143 million, respectively, to our pension and post-retirement plans. During the 13- and 26- week periods ended July 31, 2010, we made total contributions of $61 million and $122 million, respectively, to our pension and post-retirement plans. We anticipate making aggregate contributions to our domestic and Canadian defined benefit plans of approximately $226 million over the remainder of 2011.

NOTE 9 – INCOME TAXES

At July 30, 2011, we had gross unrecognized tax benefits of $200 million. Of this amount, $97 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13- and 26- week periods ended July 30, 2011, gross unrecognized tax benefits were decreased by $10 million and increased by $8 million, respectively, due to federal, foreign, and state audit activity. We expect that our unrecognized tax benefits could decrease by as much as $26 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At July 30, 2011, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheets was $62 million ($42 million net of federal benefit). The total amount of net interest expense recognized as part of income tax expense in our Condensed Consolidated Statements of Operations for the 13- and 26- week periods ended July 30, 2011 was $1 million (net of federal tax benefit) and $7 million (net of federal tax benefit), respectively.

We file income tax returns in the United States, as well as various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) is currently examining Holdings’ 2008 and 2009 federal income tax returns. The IRS has completed its examination of Holdings’ 2006 and 2007 federal income tax returns, and we are currently working with IRS appeals division to resolve certain matters arising from this exam. We have resolved all matters arising from prior IRS exams. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2002–2009, and Kmart is under examination by such jurisdictions for the years 2003–2009.

At July 30, 2011, we had Federal credit carryforwards of $356 million, which will expire between 2015 and 2031.

At the end of 2010, we had a state NOL deferred tax asset of $250 million and a valuation allowance of $153 million. In the first half of 2011, there were no adjustments to the state NOL deferred tax asset and valuation allowance. The Company continues to monitor its operating performance and evaluate the likelihood of the future realization of these deferred tax assets. In the event that the Company does not achieve its forecasted results for the remainder of the fiscal year, additional valuation allowances may be required. The state NOLs will predominantly expire between 2017 and 2030.

NOTE 10 – SUMMARY OF SEGMENT DATA

These reportable segment classifications are based on our business formats, as described in Note 1. The Kmart and Sears Canada formats represent both operating and reportable segments. The Sears Domestic reportable segment consists of the aggregation of several business formats. These formats are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States and Canada.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	13 Weeks Ended
	July 30, 2011
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$3,624	$5,534	$1,175	$10,333

Costs and expenses
Cost of sales, buying and occupancy	2,799	4,048	821	7,668
Selling and administrative	809	1,509	326	2,644
Depreciation and amortization	37	164	26	227
Gain on sales of assets	(5)	(24)	—	(29)

Total costs and expenses	3,640	5,697	1,173	10,510

Operating income (loss)	$(16)	$(163)	$2	$(177)

Total assets	$5,926	$15,008	$2,866	$23,800

Capital expenditures	$24	$47	$19	$90

	13 Weeks Ended
	July 31, 2010
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$3,630	$5,674	$1,154	$10,458

Costs and expenses
Cost of sales, buying and occupancy	2,746	4,084	805	7,635
Selling and administrative	830	1,503	273	2,606
Depreciation and amortization	36	160	25	221
Gain on sales of assets	(1)	(8)	—	(9)

Total costs and expenses	3,611	5,739	1,103	10,453

Operating income (loss)	$19	$(65)	$51	$5

Total assets	$6,026	$15,667	$3,140	$24,833

Capital expenditures	$18	$46	$9	$73

	26 Weeks Ended
	July 30, 2011
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$7,103	$10,746	$2,189	$20,038

Costs and expenses
Cost of sales, buying and occupancy	5,433	7,792	1,547	14,772
Selling and administrative	1,598	2,976	629	5,203
Depreciation and amortization	74	320	51	445
Gain on sales of assets	(7)	(24)	—	(31)

Total costs and expenses	7,098	11,064	2,227	20,389

Operating income (loss)	$5	$(318)	$(38)	$(351)

Total assets	$5,926	$15,008	$2,866	$23,800

Capital expenditures	$52	$109	$38	$199

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	26 Weeks Ended
	July 31, 2010
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$7,213	$11,109	$2,182	$20,504

Costs and expenses
Cost of sales, buying and occupancy	5,457	7,873	1,521	14,851
Selling and administrative	1,612	3,011	538	5,161
Depreciation and amortization	72	320	50	442
Gain on sales of assets	(6)	(47)	—	(53)

Total costs and expenses	7,135	11,157	2,109	20,401

Operating income (loss)	$78	$(48)	$73	$103

Total assets	$6,026	$15,667	$3,140	$24,833

Capital expenditures	$63	$85	$20	$168

NOTE 11 – SUPPLEMENTAL FINANCIAL INFORMATION

Other long-term liabilities as of July 30, 2011, July 31, 2010 and January 29, 2011 consisted of the following:

millions	July 30, 2011	July 31, 2010	January 29, 2011
Unearned revenues	$796	$811	$794
Self-insurance reserves	767	812	757
Other	701	963	671

Total	$2,264	$2,586	$2,222

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

Because litigation outcomes are inherently unpredictable, our evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. If the assessments indicate that loss contingencies that could be material to any one of our financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then we disclose the nature of the loss contingencies, together with an estimate of the range of possible loss or a statement that such loss is not reasonably estimable. While the consequences of certain unresolved proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be reasonably made, an adverse outcome from such proceedings could have a material effect on our earnings in any given reporting period. However, in the opinion of our management, after consulting with legal counsel, and taking into account insurance and reserves, the ultimate liability related to current outstanding matters is not expected to have a material effect on our financial position, liquidity or capital resources.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

Disclosures about Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between U.S. GAAP and International Financial Reporting Standards. The update requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. The update will be effective for us in the first quarter of 2012 and will primarily impact our disclosures, but otherwise is not expected to have a material impact on our consolidated financial position, annual results of operations or cash flows.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standards update which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in existing guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The update does not change the items that must be reported in OCI and its amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. As this update only relates to financial statement presentation, we do not expect this update to have a material effect on our results of operations, cash flows or financial position.

NOTE 14 – RELATED PARTY DISCLOSURE

Our Board of Directors has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and Finance Committee and is the Chairman and Chief Executive Officer of ESL. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf. ESL beneficially owned 61.0% of our outstanding common stock as of July 30, 2011.

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

Sears Holdings, through its subsidiaries, engages in commercial transactions with AutoZone, Inc. (“AutoZone”) in the ordinary course of business. In the first half of 2011, we paid AutoZone approximately $14 million for automotive parts, accessories and other services. ESL owns approximately 29.3% of the outstanding common stock of AutoZone (based on publicly available data at July 25, 2011).

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

During the first half of 2011, ESL purchased unsecured commercial paper issued by SRAC, an indirect wholly owned subsidiary of Sears Holdings. The weighted average of maturity, annual interest rate, and principal amount outstanding for this commercial paper in the first half of 2011 was 30.2 days, 1.00% and $240 million, respectively. At July 30, 3011, ESL held $240 million in principal amount of 30-day unsecured commercial paper issued by Sears Roebuck Acceptance Corp. under its commercial paper program, which includes $120 million held by ESL for the benefit of Mr. Lampert. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including the interest rate, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.

The Company employs certain employees of ESL. William R. Harker, a Senior Vice President of the Company, serves as Executive Vice President and General Counsel of ESL and our Senior Vice President of Real Estate is employed by ESL.

NOTE 15 – SPIN-OFF OF ORCHARD SUPPLY HARDWARE STORES CORPORATION

On June 23, 2011, we announced that Orchard Supply Hardware Stores Corporation (“Orchard”), which currently operates 89 full-service hardware stores in California, has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“Registration Statement”) in connection with Holdings’ plan to spin off its interest in Orchard. The spin-off will result in Holdings’ shareholders owning all of the capital stock of Orchard that is owned by Holdings immediately prior to the spin-off, which will consist of common stock that will represent approximately 80% of the voting power of Orchard’s outstanding capital stock and preferred stock that will represent 100% of Orchard’s outstanding nonvoting capital stock. The spin-off would be effected through the pro rata distribution of the Orchard common stock and preferred stock that we hold to our shareholders. We expect that the spin-off will be tax-free to Holdings’ shareholders for U.S. federal income tax purposes, except for any cash received in lieu of fractional shares. The spin-off is subject to final approval by the Holdings’ Board of Directors and the satisfaction of certain other conditions, including the effectiveness of the Registration Statement filed by Orchard, and Holdings may, at any time until the spin-off, decide to abandon the spin-off or modify or change the terms of the spin-off.

NOTE 16 – GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION

At July 30, 2011, the principal amount outstanding of the Company’s 6 5/8% senior secured notes due 2018 was $1.25 billion. These notes were issued in 2010 by Sears Holdings Corporation (“Parent”). The notes are guaranteed by certain of our 100% owned domestic subsidiaries (the “guarantor subsidiaries”). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at July 30, 2011, July 31, 2010 and January 29, 2011, the Condensed Consolidating Statements of Income for the 13- and 26- week periods ended July 30, 2011 and July 31, 2010 and the Condensed Consolidating Statements of Cash Flows for the 26- week periods ended July 30, 2011 and July 31, 2010 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

July 30, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$422	$236	$—	$658
Intercompany receivables	—	—	25,233	(25,233)	—
Accounts receivable	116	919	237	(490)	782
Merchandise inventories	—	8,321	1,105	—	9,426
Other current assets	—	262	557	(381)	438

Total current assets	116	9,924	27,368	(26,104)	11,304

Total property and equipment, net	—	5,609	1,550	—	7,159
Goodwill and intangible assets	—	1,750	2,748	—	4,498
Other assets	18	1,264	2,697	(3,140)	839
Investment in subsidiaries	20,992	25,547	—	(46,539)	—

TOTAL ASSETS	$21,126	$44,094	$34,363	$(75,783)	$23,800

Current liabilities
Short-term borrowings	$—	$927	$—	$—	$927
Current portion of long-term debt and capitalized lease obligations	—	270	29	—	299
Merchandise payables	—	2,774	550	—	3,324
Intercompany payables	11,784	13,449	—	(25,233)	—
Other current liabilities	33	2,867	2,350	(871)	4,379

Total current liabilities	11,817	20,287	2,929	(26,104)	8,929
Long-term debt and capitalized lease obligations	1,246	2,857	462	(2,152)	2,413
Pension and postretirement benefits	—	1,694	350	—	2,044
Other long-term liabilities	—	856	2,396	(988)	2,264

Total Liabilities	13,063	25,694	6,137	(29,244)	15,650

EQUITY
Shareholder’s equity	8,063	18,400	28,226	(46,628)	8,061
Noncontrolling interest	—	—	—	89	89

Total Equity	8,063	18,400	28,226	(46,539)	8,150

TOTAL LIABILITIES AND EQUITY	$21,126	$44,094	$34,363	$(75,783)	$23,800

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

July 31, 2010

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$415	$778	$—	$1,193
Intercompany receivables	—	—	24,605	(24,605)	—
Accounts receivable	76	852	243	(417)	754
Merchandise inventories	—	8,435	995	—	9,430
Other current assets	—	271	499	(386)	384

Total current assets	76	9,973	27,120	(25,408)	11,761

Total property and equipment, net	—	5,919	1,566	—	7,485
Goodwill and intangible assets	—	1,796	2,769	—	4,565
Other assets	—	1,690	2,495	(3,163)	1,022
Investment in subsidiaries	20,966	25,390	—	(46,356)	—

TOTAL ASSETS	$21,042	$44,768	$33,950	$(74,927)	$24,833

Current liabilities
Short-term borrowings	$—	$1,218	$—	$—	$1,218
Current portion of long-term debt and capitalized lease obligations	—	351	239	—	590
Merchandise payables	—	3,193	480	—	3,673
Intercompany payables	12,530	12,075	—	(24,605)	—
Other current liabilities	—	2,164	3,236	(803)	4,597

Total current liabilities	12,530	19,001	3,955	(25,408)	10,078
Long-term debt and capitalized lease obligations	—	2,862	393	(1,877)	1,378
Pension and postretirement benefits	—	1,959	213	—	2,172
Other long-term liabilities	—	2,033	1,839	(1,286)	2,586

Total Liabilities	12,530	25,855	6,400	(28,571)	16,214

EQUITY
Shareholder’s equity	8,512	18,913	27,550	(46,463)	8,512
Noncontrolling interest	—	—	—	107	107

Total Equity	8,512	18,913	27,550	(46,356)	8,619

TOTAL LIABILITIES AND EQUITY	$21,042	$44,768	$33,950	$(74,927)	$24,833

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Statement of Income

For the 13 Weeks Ended July 30, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$8,994	$2,227	$(888)	$10,333

Cost of sales, buying and occupancy	—	6,791	1,302	(425)	7,668
Selling and administrative	—	2,428	679	(463)	2,644
Depreciation and amortization	—	176	51	—	227
Gain on sales of assets	—	(29)	—	—	(29)

Total costs and expenses	—	9,366	2,032	(888)	10,510

Operating income (loss)	—	(372)	195	—	(177)
Interest expense	(54)	(92)	(34)	103	(77)
Interest and investment income (loss)	—	9	106	(103)	12
Other income	—	—	4	—	4

Income (loss) before income taxes	(54)	(455)	271	—	(238)
Income taxes	19	127	(52)	—	94
Equity in earnings in subsidiaries	(109)	148	—	(39)	—

Net income (loss)	(144)	(180)	219	(39)	(144)
Income attributable to noncontrolling interests	—	—	—	(2)	(2)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(144)	$(180)	$219	$(41)	$(146)

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Statement of Income

For the 13 Weeks Ended July 31, 2010

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$9,074	$2,252	$(868)	$10,458

Cost of sales, buying and occupancy	—	6,756	1,300	(421)	7,635
Selling and administrative	—	2,383	670	(447)	2,606
Depreciation and amortization	—	171	50	—	221
Gain on sales of assets	—	(9)	—	—	(9)

Total costs and expenses	—	9,301	2,020	(868)	10,453

Operating income (loss)	—	(227)	232	—	5
Interest expense	(38)	(108)	(31)	108	(69)
Interest and investment income (loss)	—	10	104	(108)	6
Other income	—	—	5	—	5

Income (loss) before income taxes	(38)	(325)	310	—	(53)
Income taxes	14	77	(72)	—	19
Equity in earnings in subsidiaries	(10)	164	—	(154)	—

Net income (loss)	(34)	(84)	238	(154)	(34)
Income attributable to noncontrolling interests	—	—	—	(5)	(5)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(34)	$(84)	$238	$(159)	$(39)

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Statement of Income

For the 26 Weeks Ended July 30, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$17,480	$4,329	$(1,771)	$20,038

Cost of sales, buying and occupancy	—	13,116	2,525	(869)	14,772
Selling and administrative	1	4,741	1,363	(902)	5,203
Depreciation and amortization	—	344	101	—	445
Gain on sales of assets	—	(31)	—	—	(31)

Total costs and expenses	1	18,170	3,989	(1,771)	20,389

Operating income (loss)	(1)	(690)	340	—	(351)
Interest expense	(110)	(192)	(67)	212	(157)
Interest and investment income (loss)	—	22	215	(212)	25
Other loss	—	—	(8)	—	(8)

Income (loss) before income taxes	(111)	(860)	480	—	(491)
Income taxes	39	222	(88)	—	173
Equity in earnings in subsidiaries	(246)	242	—	4	—

Net income (loss)	(318)	(396)	392	4	(318)
Loss attributable to noncontrolling interests	—	—	—	2	2

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(318)	$(396)	$392	$6	$(316)

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Statement of Income

For the 26 Weeks Ended July 31, 2010

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$17,864	$4,360	$(1,720)	$20,504

Cost of sales, buying and occupancy	—	13,195	2,498	(842)	14,851
Selling and administrative	1	4,713	1,325	(878)	5,161
Depreciation and amortization	—	342	100	—	442
Gain on sales of assets	—	(51)	(2)	—	(53)

Total costs and expenses	1	18,199	3,921	(1,720)	20,401

Operating income (loss)	(1)	(335)	439	—	103
Interest expense	(72)	(206)	(64)	206	(136)
Interest and investment income (loss)	—	23	204	(206)	21
Other loss	—	—	(9)	—	(9)

Income (loss) before income taxes	(73)	(518)	570	—	(21)
Income taxes	26	104	(126)	—	4
Equity in earnings in subsidiaries	30	295	—	(325)	—

Net income (loss)	(17)	(119)	444	(325)	(17)
Income attributable to noncontrolling interests	—	—	—	(6)	(6)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(17)	$(119)	$444	$(331)	$(23)

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 26 Weeks Ended July 30, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(896)	$429	$—	$(467)

Proceeds from sales of property and investments	—	42	—	—	42
Net increase in investments and restricted cash	—	—	(5)	—	(5)
Purchases of property and equipment	—	(154)	(45)	—	(199)
Net investing with Affiliates	—	—	(102)	102	—

Net cash provided by (used in) investing activities	—	(112)	(152)	102	(162)

Proceeds from debt issuances	—	—	39	—	39
Repayments of long-term debt	—	(319)	(178)	—	(497)
Increase in short-term borrowings, primarily 90 days or less	—	567	—	—	567
Debt issuance costs	—	(35)	—	—	(35)
Purchase of Sears Canada shares	—	—	(22)	—	(22)
Purchase of treasury stock	—	(154)	—	—	(154)
Net borrowing with Affiliates	(140)	593	(351)	(102)	—

Net cash provided by (used in) financing activities	(140)	652	(512)	(102)	(102)

Effect of exchange rate changes on cash and cash equivalents	—	—	14	—	14

NET DECREASE IN CASH AND CASH EQUIVALENTS	(140)	(356)	(221)	—	(717)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	140	778	457	—	1,375

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$422	$236	$—	$658

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 26 Weeks Ended July 31, 2010

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(667)	$477	$—	$(190)

Proceeds from sales of property and investments	—	16	—	—	16
Net decrease in investments and restricted cash	—	3	6	—	9
Purchases of property and equipment	—	(143)	(25)	—	(168)
Net investing with Affiliates	—	—	(100)	100	—

Net cash provided by (used in) investing activities	—	(124)	(119)	100	(143)

Repayments of long-term debt	—	(24)	(204)	—	(228)
Increase in short-term borrowings, primarily 90 days or less	—	893	—	—	893
Purchase of Sears Canada shares	—	(560)	—	—	(560)
Purchase of treasury stock	—	(273)	—	—	(273)
Sears Canada dividend paid to noncontrolling shareholders	—	318	(352)	—	(34)
Net borrowing with Affiliates	—	482	(382)	(100)	—

Net cash provided by (used in) financing activities	—	836	(938)	(100)	(202)

Effect of exchange rate changes on cash and cash equivalents	—	—	39	—	39

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	45	(541)	—	(496)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	370	1,319	—	1,689

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$415	$778	$—	$1,193

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 29, 2011.

OVERVIEW OF HOLDINGS

Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are a broadline retailer with 2,188 full-line and 1,370 specialty retail stores in the United States, operating through Kmart and Sears, and 495 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 94%-owned subsidiary. We conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended January 29, 2011.

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
REVENUES
Merchandise sales and services	$10,333	$10,458	$20,038	$20,504

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,668	7,635	14,772	14,851
Gross margin dollars	2,665	2,823	5,266	5,653
Gross margin rate	25.8%	27.0%	26.3%	27.6%
Selling and administrative	2,644	2,606	5,203	5,161
Selling and administrative expense as a percentage of total revenues	25.6%	24.9%	26.0%	25.2%
Depreciation and amortization	227	221	445	442
Gain on sales of assets	(29)	(9)	(31)	(53)

Total costs and expenses	10,510	10,453	20,389	20,401

Operating income (loss)	(177)	5	(351)	103
Interest expense	(77)	(69)	(157)	(136)
Interest and investment income	12	6	25	21
Other income (loss)	4	5	(8)	(9)

Loss before income taxes	(238)	(53)	(491)	(21)
Income tax benefit	94	19	173	4

Net loss	(144)	(34)	(318)	(17)
(Income) loss attributable to noncontrolling interests	(2)	(5)	2	(6)

NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(146)	$(39)	$(316)	$(23)

LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Diluted loss per share	$(1.37)	$(0.35)	$(2.95)	$(0.20)
Diluted weighted average common shares outstanding	106.8	112.6	107.3	113.6

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.

Beginning with the first quarter of 2011, we now include in comparable stores sales online sales from sears.com and kmart.com shipped directly to customers. These online sales increased 32% for the second quarter and 27%

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

for the first half of 2011 compared to the prior year. The change resulted in a positive benefit of approximately 60 basis points and approximately 55 basis points to total domestic comparable sales for the second quarter and first half of 2011, respectively, predominately in the Sears Domestic Segment.

Net Loss Attributable to Holdings’ Shareholders, Loss per Share Summary and Adjusted EBITDA

We recorded a net loss attributable to Holdings’ shareholders for the second quarter of $146 million, or $1.37 loss per diluted share, in 2011 and $39 million, or $0.35 loss per diluted share, in 2010. We recorded a net loss attributable to Holdings’ shareholders for the first half of the year of $316 million, or $2.95 loss per diluted share, in 2011 and $23 million, or $0.20 loss per diluted share, in 2010.

In addition to our net loss determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) measurement computed as net income (loss) attributable to Sears Holdings Corporation appearing on the statements of operations excluding income (loss) attributable to noncontrolling interest, income tax expense (benefit), interest and investment income, other (income) loss, interest expense, gain on sales of assets and depreciation and amortization. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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

Adjusted EBITDA was determined as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net loss attributable to SHC per statement of operations	$(146)	$(39)	$(316)	$(23)
Income (loss) attributable to noncontrolling interest	2	5	(2)	6
Income tax benefit	(94)	(19)	(173)	(4)
Interest expense	77	69	157	136
Interest and investment income	(12)	(6)	(25)	(21)
Other (income) loss	(4)	(5)	8	9

Operating income (loss )	(177)	5	(351)	103
Depreciation and amortization	227	221	445	442
Gain on sales of assets	(29)	(9)	(31)	(53)

Before excluded items	21	217	63	492
Domestic pension expense	18	31	37	57
Closed store reserve and severance	40	6	42	9

Adjusted EBITDA as defined	$79	$254	$142	$558

% to revenues	0.8%	2.4%	0.7%	2.7%

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

Adjusted EBITDA for our segments are as follows:

	13 Weeks Ended
	Adjusted EBITDA		% To Revenues
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Kmart	$26	$57	0.7%	1.6%
Sears Domestic	25	121	0.5%	2.1%
Sears Canada	28	76	2.4%	6.6%

Total Adjusted EBITDA	$79	$254	0.8%	2.4%

	26 Weeks Ended
	Adjusted EBITDA		% To Revenues
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Kmart	$82	$148	1.2%	2.1%
Sears Domestic	47	287	0.4%	2.6%
Sears Canada	13	123	0.6%	5.6%

Total Adjusted EBITDA	$142	$558	0.7%	2.7%

The following tables set forth results of operations on a GAAP and “As Adjusted” basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the second quarter and first half of 2011 and 2010.

	13 Weeks Ended July 30, 2011
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to-Market Gains	Gain on Sales of Real Estate	As Adjusted
Cost of sales, buying and occupancy impact	$7,668	$—	$(22)	$—	$—	$7,646
Selling and administrative impact	2,644	(18)	(18)	—	—	2,608
Depreciation and amortization impact	227	—	(8)	—	—	219
Gain on sales of assets impact	(29)	—	—	—	21	(8)
Operating loss impact	(177)	18	48	—	(21)	(132)
Other income impact	4	—	—	(2)	—	2
Income tax benefit impact	94	(7)	(19)	1	8	77
Noncontrolling interest impact	(2)	—	—	—	—	(2)
After tax and noncontrolling interest impact	(146)	11	29	(1)	(13)	(120)
Diluted loss per share impact	$(1.37)	$0.10	$0.27	$(0.01)	$(0.12)	$(1.13)

	13 Weeks Ended July 31, 2010
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to-Market Gains	As Adjusted
Selling and administrative impact	$2,606	$(31)	$(6)	$—	$2,569
Operating income impact	5	31	6	—	42
Other income impact	5	—	—	(8)	(3)
Income tax benefit impact	19	(12)	(2)	2	7
Noncontrolling interest impact	(5)	—	—	1	(4)
After tax and noncontrolling interest impact	(39)	19	4	(5)	(21)
Diluted loss per share impact	$(0.35)	$0.17	$0.04	$(0.05)	$(0.19)

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

	26 Weeks Ended July 30, 2011
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to-Market Losses	Gain on Sales of Real Estate	As Adjusted
Cost of sales, buying and occupancy impact	$14,772	$—	$(23)	$—	$—	$14,749
Selling and administrative impact.	5,203	(37)	(19)	—	—	5,147
Depreciation and amortization impact	445	—	(8)	—	—	437
Gain on sales of assets impact	(31)	—	—	—	21	(10)
Operating loss impact	(351)	37	50	—	(21)	(285)
Other loss impact	(8)	—	—	10	—	2
Income tax benefit impact	173	(13)	(18)	(3)	7	146
Noncontrolling interest impact	2	—	—	(1)	—	1
After tax and noncontrolling interest impact	(316)	24	32	6	(14)	(268)
Diluted loss per share impact	$(2.95)	$0.22	$0.30	$0.06	$(0.13)	$(2.50)

	26 Weeks Ended July 31, 2010
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to-Market Losses	Gain on Sales of Real Estate	As Adjusted
Cost of sales, buying and occupancy impact	$14,851	$—	$(2)	$—	$—	$14,849
Selling and administrative impact.	5,161	(57)	(7)	—	—	5,097
Gain on sales of assets impact	(53)	—	—	—	35	(18)
Operating income impact	103	57	9	—	(35)	134
Other loss impact	(9)	—	—	2	—	(7)
Income tax benefit impact	4	(21)	(3)	(1)	13	(8)
Noncontrolling interest impact	(6)	—	—	—	—	(6)
After tax and noncontrolling interest impact	(23)	36	6	1	(22)	(2)
Diluted loss per share impact	$(0.20)	$0.32	$0.06	$0.01	$(0.20)	$(0.01)

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

13-week period ended July 30, 2011 compared to the 13-week period ended July 31, 2010

Total Revenues and Comparable Store Sales

Total revenues decreased $125 million to $10.3 billion for the quarter ended July 30, 2011, as compared to total revenues of $10.5 billion for the quarter ended July 31, 2010. The decline in total revenue for the quarter was primarily a result of a 0.7% decrease in domestic comparable store sales and the effect of having fewer Kmart and Sears Full-line stores in operation, in addition to a 5.8% decline in comparable store sales at Sears Canada, partially offset by an increase of $86 million due to changes in the Canadian foreign exchange rate.

The domestic comparable store sales results included a decrease at Sears Domestic of 1.2%, while sales at Kmart were flat. Decreases in sales for the quarter at Sears Domestic were primarily driven by consumer electronics.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

Excluding the consumer electronics decline, domestic comparable store sales would have been flat. The Kmart quarterly comparable store sales included increases in several categories, such as outdoor living, grocery and household, tools, appliances and footwear, which were offset by decreases in the consumer electronics, pharmacy and drug categories.

Gross Margin

For the quarter, we generated gross margin of $2.7 billion in 2011 and $2.8 billion last year. The total decline in gross margin dollars of $158 million was primarily driven by decreases in the gross margin rate at Kmart and Sears Domestic and included an increase of $26 million related to the impact of foreign currency exchange rates on gross margin at Sears Canada and a $22 million charge for markdowns recorded in connection with store closings announced during the second quarter of 2011.

Kmart’s gross margin rate declined 160 basis points mainly due to increased promotional and clearance markdowns in apparel and home, as well as declines in other categories. Sears Domestic’s gross margin rate declined 110 basis points mainly due to reduced margins in the home appliance category, driven primarily by increased promotional activity, including the use of instant free delivery, increased promotional markdowns in apparel and declines in home services. Sears Canada’s gross margin rate for the quarter was flat to last year.

Selling and Administrative Expenses

For the quarter, our selling and administrative expenses increased $38 million as compared to the second quarter in 2010. Selling and administrative expenses at Sears Canada increased $53 million from last year, and included an increase of $22 million related to the impact of foreign currency exchange rates. On a Canadian dollar basis, selling and administrative expenses increased by $31 million primarily due to increased investment in strategic projects, partially offset by reductions in payroll and advertising expenses. This increase was partially offset by reductions at Sears Domestic.

Selling and administrative expenses for the second quarter of 2011 included domestic pension plan expense of $18 million and store closing costs and severance of $18 million. Selling and administrative expenses for the second quarter of 2010 included domestic pension plan expense of $31 million and store closing costs and severance of $6 million.

For the quarter, our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 25.6% in 2011, as compared to 24.9% in 2010, and increased primarily as a result of the above noted increase in selling and administrative expenses at Sears Canada, as well as the decline in revenues.

Gain on Sales of Assets

We recorded total gains on sales of assets for the quarter of $29 million in 2011 and $9 million in 2010. Gains on sales of assets for the second quarter of 2011 include a gain of $21 million recognized on the sale of two stores in California operated under The Great Indoors format.

Operating Income/Loss

We reported an operating loss for the quarter of $177 million in 2011 compared to operating income for the quarter of $5 million in 2010. The decline in operating income of $182 million was primarily the result of a

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

decline in our gross margin dollars, given lower overall sales and a decline in our gross margin rate of 120 basis points and an increase in selling and administrative expenses at Sears Canada. Operating loss for the second quarter of 2011 included expenses of $66 million related to domestic pension plans, store closings and severance, as well as a gain on sale of assets of $21 million. Our operating income for the second quarter of 2010 included expenses of $37 million related to domestic pension plans and store closings and severance.

Interest Expense

We incurred $77 million and $69 million in interest expense during the second quarter of 2011 and 2010, respectively. The increase is due to higher average outstanding borrowings as a result of our $1.25 billion senior secured notes offering in October 2010, partially offset by repayment of debt by Sears Domestic and Sears Canada.

Other Income

Other income is primarily comprised of mark-to-market and settlement gains on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net mark-to-market and settlement gains of $5 million were recorded on these transactions in the second quarter of both 2011 and 2010.

26-week period ended July 30, 2011 compared to the 26-week period ended July 31, 2010

Total Revenues and Comparable Store Sales

For the first half of 2011, total revenues decreased $466 million, or 2.3%, to $20.0 billion, as compared to total revenues of $20.5 billion for the first half of 2010. The decline in total revenue for the first half was primarily a result of a 2.1% decrease in domestic comparable store sales and the effect of having fewer Kmart and Sears Full-line stores in operation, in addition to a 7.4% decline in comparable store sales at Sears Canada, partially offset by an increase of $139 million due to changes in the Canadian foreign exchange rate.

The domestic comparable store sales decrease includes a decrease at Sears Domestic of 3.2% and a decrease at Kmart of 0.8%. Decreases in sales for the first half of 2011 at Sears Domestic were primarily driven by decreases in the appliances, consumer electronics and apparel categories. The Kmart decrease in comparable store sales was primarily driven by decreases in the pharmacy, lawn and garden and apparel categories.

Gross Margin

For the first half of the year, we generated gross margin of $5.3 billion in 2011 and $5.7 billion last year. The total decline in gross margin dollars of $387 million was primarily driven by decreases in gross margin rate and included an increase of $42 million related to the impact of foreign currency exchange rates on gross margin at Sears Canada and a $23 million and $2 million charge for markdowns recorded in connection with store closings announced during the first half of 2011 and 2010, respectively.

Sears Domestic’s gross margin rate declined 160 basis points mainly due to reduced margins in the home appliance category, driven primarily by increased promotional activity, including the use of instant free delivery, increased promotional markdowns in apparel and declines in home services. Kmart’s gross margin rate declined 80 basis points mainly due to increased promotional and clearance markdowns in apparel and home, as well as declines in other categories. Sears Canada’s gross margin rate declined 100 basis points mainly due to increased promotional markdowns.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

Selling and Administrative Expenses

For the first half of 2011, our selling and administrative expenses increased $42 million as compared to the first half in 2010. Selling and administrative expenses at Sears Canada increased $91 million from last year, and included an increase of $37 million related to the impact of foreign currency exchange rates. On a Canadian dollar basis, selling and administrative expenses increased by $54 million primarily due to increased investment in strategic projects, partially offset by reductions in payroll and advertising expenses. This increase was partially offset by reductions at Sears Domestic.

Selling and administrative expenses for 2011 include domestic pension plan expense of $37 million and store closing costs and severance of $19 million. Selling and administrative expenses for 2010 were impacted by domestic pension plan expense of $57 million and store closing costs and severance of $7 million.

Our selling and administrative expense rate was 26.0% for the first half of 2011, as compared to 25.2% for the first half of 2010, and increased primarily as a result of the above noted increase in selling and administrative expenses at Sears Canada, as well as the decline in revenues.

Gain on Sales of Assets

We recorded total gains on sales of assets for the first half of $31 million in 2011 and $53 million in 2010. Gains on sales of assets for the first half in 2011 included a gain of $21 million recognized on the sale of two stores in California operated under The Great Indoors format. Gains on sales of assets for the first half in 2010 included the recognition of a previously deferred gain on sales of assets. We sold a Sears Auto Center in October 2006, at which time we leased back the property for a period of time. Given the terms of the contract, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. We closed our operations at this location during the first quarter of 2010 and, as a result, recognized a gain of $35 million on this sale at that time.

Operating Income/Loss

We reported an operating loss for the first half of $351 million in 2011 and operating income for the first half of $103 million in 2010. The decline in operating income of $454 million was primarily the result of a decline in our gross margin dollars, given lower overall sales and a decline in our gross margin rate of 130 basis points. Holdings’ operating loss for the first half of 2011 includes above-noted expenses of $87 million related to domestic pension plans and store closings and severance, as well as a gain on sale of assets of $21 million. Our operating income for the first half of 2010 includes above-noted expenses of $66 million related to domestic pension plans and store closings and severance, as well as a gain on sale of assets of $35 million.

Interest Expense

We incurred $157 million and $136 million in interest expense during the first half of 2011 and 2010, respectively. The increase is due to higher average outstanding borrowing as a result of our $1.25 billion senior secured notes offering in October 2010, partially offset by repayment of debt by Sears Domestic and Sears Canada.

Other Loss

Other loss is primarily comprised of mark-to-market and settlement losses on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net mark-to-market and settlement losses of $7 million and $9 million were recorded on these transactions in the first half of 2011 and 2010, respectively.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

Income Tax Benefit

Our effective tax benefit rate for the first half was a benefit of 35.2% in 2011 and a benefit of 19.0% in 2010. The increase in our tax benefit rate was primarily due to the increase in our loss before income taxes in 2011.

SEGMENT OPERATIONS

The following discussion of our business segment results is organized into three reportable segments: Kmart, Sears Domestic and Sears Canada.

Kmart

Kmart results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Merchandise sales and services	$3,624	$3,630	$7,103	$7,213

Cost of sales, buying and occupancy	2,799	2,746	5,433	5,457
Gross margin dollars	825	884	1,670	1,756
Gross margin rate	22.8%	24.4%	23.5%	24.3%
Selling and administrative	809	830	1,598	1,612
Selling and administrative expense as a percentage of total revenues	22.3%	22.9%	22.5%	22.3%
Depreciation and amortization	37	36	74	72
Gain on sales of assets	(5)	(1)	(7)	(6)

Total costs and expenses	3,640	3,611	7,098	7,135

Operating income (loss)	$(16)	$19	$5	$78

Adjusted EBITDA	$26	$57	$82	$148
Number of stores			1,304	1,309

13-week period ended July 30, 2011 compared to the 13-week period ended July 31, 2010

Total Revenues and Comparable Store Sales

For the quarter, Kmart’s total sales decreased by $6 million, while comparable store sales were flat. The decline in revenue was primarily due to the impact of Kmart having fewer stores in operation during the second quarter of 2011. Comparable store sales included increases in several categories, such as outdoor living, grocery and household, tools, appliances and footwear, which were offset by decreases in the consumer electronics, pharmacy and drug categories.

Gross Margin

For the quarter, Kmart generated $825 million in gross margin in 2011 and $884 million in 2010. The decrease in gross margin dollars of $59 million was primarily driven by a decline in the gross margin rate during the second quarter of 2011 and included charges of $7 million for markdowns recorded in connection with store closings announced during the second quarter of 2011. No store closings were announced during the second quarter of 2010.

Kmart’s gross margin rate for the quarter was 22.8% in 2011 and 24.4% in 2010. The decline of 160 basis points was mainly due to increased promotional and clearance markdowns in apparel and home, as well as declines in other categories.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

Selling and Administrative Expenses

For the quarter, Kmart’s selling and administrative expenses decreased $21 million as compared to the second quarter in 2010, due primarily to reductions in advertising and insurance expenses. Selling and administrative expenses included store closing costs and severance of $3 million in both 2011 and 2010.

Kmart’s selling and administrative expense rate for the quarter was 22.3% in 2011 and 22.9% in 2010.

Operating Income/Loss

For the quarter, Kmart recorded an operating loss of $16 million in 2011 and operating income of $19 million in 2010. The decrease in Kmart’s operating income was primarily the result of a decline in gross margin dollars, driven by a decline in the gross margin rate and revenues, partially offset by a decrease in selling and administrative expenses. Kmart’s operating income for the second quarter included expenses related to store closing costs and severance of $10 million in 2011 and $3 million in 2010.

26-week period ended July 30, 2011 compared to the 26-week period ended July 31, 2010

Total Revenues and Comparable Store Sales

For the first half of 2011, Kmart’s total sales decreased by $110 million, while comparable store sales decreased 0.8%. The decline in revenue was also due to the impact of Kmart having fewer stores in operation during the first half of 2011. The decrease in comparable store sales was primarily driven by decreases in the pharmacy, lawn and garden and apparel categories.

Gross Margin

For the first half of the year, Kmart generated $1.7 billion in gross margin in 2011 and $1.8 billion in 2010. The $86 million decrease was primarily due to a decline in the gross margin rate during the first half of 2011 and included charges of $7 million and $1 million for markdowns recorded in connection with store closings announced during the first half of 2011 and 2010, respectively.

Kmart’s gross margin rate for the first half of the year was 23.5% in 2011 and 24.3% in 2010. The decline of 80 basis points was mainly due to increased promotional and clearance markdowns in apparel and home, as well as declines in other categories.

Selling and Administrative Expenses

For the first half of the year, Kmart’s selling and administrative expenses decreased $14 million as compared to the first half in 2010. Selling and administrative expenses were impacted by store closing costs and severance of $3 million in both 2011 and 2010. The decrease primarily reflects a reduction in insurance expense of $14 million and a decrease in advertising expense of $8 million, as well as declines in a number of other expense categories, partially offset by an increase in payroll and benefits expense of $16 million.

Kmart’s selling and administrative expense rate for the first half of the year was 22.5% in 2011 and 22.3% in 2010, and increased in 2011 primarily as a result of Kmart’s decline in revenues.

Operating Income

For the first half of 2011, Kmart recorded operating income of $5 million, as compared to operating income of $78 million for the first half of 2010. The decrease in Kmart’s operating income was primarily the result of a

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

decline in gross margin dollars, driven by the decline in the gross margin rate and revenues, partially offset by a decrease in selling and administrative expenses. Kmart’s operating income for the first half includes expenses related to store closing costs and severance of $10 million in 2011 and $4 million in 2010.

Sears Domestic

Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Merchandise sales and services	$5,534	$5,674	$10,746	$11,109

Cost of sales, buying and occupancy	4,048	4,084	7,792	7,873
Gross margin dollars	1,486	1,590	2,954	3,236
Gross margin rate	26.9%	28.0%	27.5%	29.1%
Selling and administrative	1,509	1,503	2,976	3,011
Selling and administrative expense as a percentage of total revenues	27.3%	26.5%	27.7%	27.1%
Depreciation and amortization	164	160	320	320
Gain on sales of assets	(24)	(8)	(24)	(47)

Total costs and expenses	5,697	5,739	11,064	11,157

Operating loss	$(163)	$(65)	$(318)	$(48)

Adjusted EBITDA	$25	$121	$47	$287
Number of :
Full-line Stores(1)			884	897
Specialty Stores			1,370	1,335

Total Domestic Sears Stores			2,254	2,232

(1)	The period ended July 30, 2011 includes 837 Full-line stores and 47 Sears Essentials/Grand stores;

The period ended July 31, 2010 includes 842 Full-line stores and 55 Sears Essentials/Grand stores

13-week period ended July 30, 2011 compared to the 13-week period ended July 31, 2010

Total Revenues and Comparable Store Sales

For the quarter, Sears Domestic’s total sales decreased by $140 million, while comparable store sales decreased 1.2%. The decline in revenue is mainly due to a decline in comparable store sales and the impact of having fewer Sears Full-line stores in operation. The decrease in comparable store sales was primarily driven by the consumer electronics category.

Gross Margin

For the quarter, Sears Domestic generated gross margin dollars of $1.5 billion in 2011 and $1.6 billion in 2010. The decrease of $104 million was mainly a result of a decline in the gross margin rate during the second quarter of 2011 and included charges of $15 million for markdowns recorded in connection with store closings announced during the second quarter of 2011. No store closings were announced during the second quarter of 2010.

Sears Domestic’s gross margin rate during the second quarter was 26.9% in 2011 and 28.0% in 2010. The decline of 110 basis points was mainly due to reduced margins in the home appliance category, driven primarily by increased promotional activity, including the use of instant free delivery, increased promotional markdowns in apparel and declines in home services.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

Selling and Administrative Expenses

For the quarter, Sears Domestic’s selling and administrative expenses increased $6 million. The increase is mainly due to increases of $19 million in payroll and benefit expenses, $14 million in Home Services selling and administrative expenses, $9 million in insurance expenses and $9 million in other expense categories, partially offset by a decline of $43 million in advertising expenses. Selling and administrative expenses for the second quarter of 2011 were also impacted by domestic pension plan expense of $18 million and store closing costs and severance of $15 million. Selling and administrative expenses for the second quarter of 2010 were also impacted by domestic pension plan expense of $31 million and store closing costs and severance of $3 million.

Sears Domestic’s selling and administrative expense rate for the quarter was 27.3% in 2011 and 26.5% in 2010, and increased primarily due to the above noted declines in sales.

Operating Loss

For the quarter, Sears Domestic reported an operating loss of $163 million in 2011 and $65 million in 2010. Sears Domestic’s operating loss increased primarily as a result of lower gross margin dollars, driven by a decline in gross margin rate and revenues, and an increase in selling and administrative expenses. Sears Domestic’s operating loss for the second quarter included expenses related to domestic pension plans and store closing costs and severance of $56 million in 2011 and $34 million in 2010.

26-week period ended July 30, 2011 compared to the 26-week period ended July 31, 2010

Total Revenues and Comparable Store Sales

For the first half of the year, Sears Domestic’s total sales decreased by $363 million to $10.7 billion, while comparable store sales decreased 3.2%. The decline in revenue is mainly due to the decrease in comparable store sales, as well as the impact of having fewer Sears Full-line stores in operation. The decrease in comparable store sales was primarily driven by decreases in the appliances, consumer electronics and apparel categories.

Gross Margin

For the first half of the year, Sears Domestic generated $3.0 billion in gross margin dollars in 2011 and $3.2 billion in 2010. The decrease of $282 million was mainly a result of a decline in Sears Domestic’s gross margin rate during the first half of 2011 and included charges of $16 million taken to markdown inventory in connection with store closings. Gross margin for the first half of fiscal 2010 included a $1 million charge for markdowns recorded in connection with store closings.

Sears Domestic’s gross margin rate during the first half of the year was 27.5% in 2011 and 29.1% in 2010. The decline of 160 basis points was mainly due to reduced margins in the home appliance category, driven primarily by increased promotional activity, including the use of instant free delivery, increased promotional markdowns in apparel and declines in home services.

Selling and Administrative Expenses

For the first half of the year, Sears Domestic’s selling and administrative expenses decreased $35 million. The decrease is mainly due to a decline of $59 million in advertising expenses and $7 million in payroll expenses, partially offset by a $29 million increase in Home Services selling and administrative expenses. Selling and administrative expenses included domestic pension plan expense of $37 million in 2011 and $57 million in 2010 and store closing costs and severance of $16 million in 2011 and $4 million in 2010.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

Sears Domestic’s selling and administrative expense rate for the first half was 27.7% in 2011 and 27.1% in 2010, and increased primarily due to the above noted declines in sales.

Gain on Sales of Assets

Sears Domestic recorded total gains on sales of assets for the first half of the year of $24 million in 2011 and $47 million in 2010. The gains on sales of assets in 2011 include a gain of $21 million recognized on the sale of two stores in California operated under The Great Indoors format. The gains on sales of assets in 2010 is due to the recognition of a previously deferred gain from the October 2006 sale of one of our Sears Auto Centers. At the time of the sale, we leased back the property for a period of time. Given the terms of the contract, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. We closed our operations at this location during the first quarter of 2010 and, as a result, recognized a gain of $35 million on this sale at that time.

Operating Loss

For the first half of the year, Sears Domestic reported an operating loss of $318 million in 2011 and $48 million in 2010. The increase in Sears Domestic’s operating loss was primarily the result of lower gross margin dollars, driven by a decline in gross margin rate and revenues, partially offset by a reduction in selling and administrative expenses. Sears Domestic’s operating loss for the first half includes expenses related to domestic pension plans and store closing costs and severance of $77 million in 2011 and $62 million in 2010.

Sears Canada

Sears Canada, a consolidated, 94%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. Sears Canada results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Merchandise sales and services	$1,175	$1,154	$2,189	$2,182

Cost of sales, buying and occupancy	821	805	1,547	1,521
Gross margin dollars	354	349	642	661
Gross margin rate	30.1%	30.2%	29.3%	30.3%
Selling and administrative	326	273	629	538
Selling and administrative expense as a percentage of total revenues	27.7%	23.7%	28.7%	24.7%
Depreciation and amortization	26	25	51	50

Total costs and expenses	1,173	1,103	2,227	2,109

Operating income (loss)	$2	$51	$(38)	$73

Adjusted EBITDA	$28	$76	$13	$123
Number of :
Full-line Stores			122	122
Specialty Stores			373	316

Total Sears Canada Stores			495	438

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

13-week period ended July 30, 2011 compared to the 13-week period ended July 31, 2010

Total Revenues

Sears Canada’s total revenues increased $21 million for the second quarter of 2011, as compared to the same period last year and included an $86 million increase due to the impact of exchange rates during the quarter. On a Canadian dollar basis, revenues decreased by $65 million, due to a 5.8% decline in comparable store sales driven by weaker consumer spending in Canada and aggressive competition, the effects of the strong Canadian dollar motivating consumers to cross-border shop and higher cost of staples such as fuel and food, which have cut into Canadian discretionary income.

Gross Margin

Total gross margin dollars for the second quarter increased $5 million in 2011 and includes a $26 million increase due to the impact of exchange rates during the quarter. Gross margin decreased $21 million on a Canadian dollar basis as a result of a decline in revenues, due mainly to industry wide price compression as well as increased promotional and clearance activity to drive sales in the challenging retail environment. For the quarter, Sears Canada’s gross margin rate declined 10 basis points to 30.1%, from 30.2% in 2010.

Selling and Administrative Expenses

For the second quarter of 2011, Sears Canada’s selling and administrative expenses increased $53 million, including an increase of $22 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses increased by $31 million primarily due to increased investment in strategic projects, partially offset by reductions in payroll and advertising expenses.

Sears Canada’s selling and administrative expense rate for the quarter was 27.7% in 2011 and 23.7% in 2010, and increased primarily due to the above noted increase in expenses.

Operating Income

Sears Canada recorded operating income of $2 million in 2011 and $51 million in 2010. The $49 million decline in operating income primarily reflects the above noted declines, on a Canadian dollar basis, in sales and gross margin, and the increase in selling and administrative expenses.

26-week period ended July 30, 2011 compared to the 26-week period ended July 31, 2010

Total Revenues

Sears Canada’s total revenues increased $7 million for the first half of 2011, as compared to the same period last year and included a $139 million increase due to the impact of exchange rates during the first half of 2011. On a Canadian dollar basis, revenues decreased by $132 million, due to a 7.4% decline in comparable store sales driven by weaker consumer spending in Canada and aggressive competition, the effects of the strong Canadian dollar motivating consumers to cross-border shop and higher cost of staples such as fuel and food, which have cut into Canadian discretionary income.

Gross Margin

Total gross margin dollars for the first half of 2011 decreased $19 million and include a $42 million increase due to the impact of exchange rates during this period. Gross margin decreased $61 million on a Canadian dollar basis primarily as a result of a decline in revenues due mainly to industry wide price compression as well as

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

increased promotional and clearance activity to drive sales in the challenging retail environment. For the first half of 2011, Sears Canada’s gross margin rate decreased 100 basis points to 29.3%, from 30.3% in 2010 mainly due to increased promotional markdowns.

Selling and Administrative Expenses

For the first half of 2011, Sears Canada’s selling and administrative expenses increased $91 million, and include an increase of $37 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses increased by $54 million primarily due to increased investment in strategic projects, partially offset by reductions in payroll and advertising expenses.

Sears Canada’s selling and administrative expense rate for the first half of the year was 28.7% in 2011 and 24.7% in 2010, and increased primarily due to the above noted increase in expenses.

Operating Income/Loss

Sears Canada recorded an operating loss of $38 million in 2011 and operating income of $73 million in 2010. The $111 million decrease in operating income primarily reflects the above noted declines, on a Canadian dollar basis, in sales, gross margin, and the increase in selling and administrative expenses.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash Balances

Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of July 30, 2011, July 31, 2010 and January 29, 2011 are detailed in the following table.

millions	July 30, 2011	July 31, 2010	January 29, 2011
Domestic
Cash and equivalents	$250	$305	$465
Cash posted as collateral	21	10	325
Credit card deposits in transit	206	187	169

Total domestic cash and cash equivalents	477	502	959
Sears Canada	181	691	416

Total cash and cash equivalents	658	1,193	1,375
Restricted cash	21	6	15

Total cash balances	$679	$1,199	$1,390

We had total cash balances of $679 million at July 30, 2011, $1.2 billion at July 31, 2010 and $1.4 billion at January 29, 2011. Primary uses of cash during the first half of 2011 include $199 million for capital expenditures, $154 million for share repurchases, contributions to our pension and post-retirement benefit plans of $143 million, and working capital increases. These uses of cash were funded in part by an increase in short-term borrowings of $567 million reduced by long-term debt repayments of $497 million.

At various times, we have posted cash collateral for certain outstanding letters of credit and self-insurance programs. Such cash collateral is classified within cash and cash equivalents given we have the ability to substitute letters of credit at any time for this cash collateral and it is therefore readily available to us.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

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

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $100 million, $91 million and $122 million as of July 30, 2011, July 31, 2010 and January 29, 2011, respectively.

Operating Activities

During the first half of 2011, Holdings used $467 million of cash in its operations compared to $190 million used in the first half of 2010. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used more cash in operations in the first half of 2011 than the first half last year mainly as a result of an increase in our net loss and an increase in contributions to our pension and post-retirement benefit plans.

Merchandise inventories were $9.4 billion at both July 30, 2011 and July 31, 2010. Merchandise payables were $3.3 billion at July 30, 2011 and $3.7 billion as of July 31, 2010. Our Domestic inventory balances decreased approximately $75 million from $8.6 billion at July 31, 2010. The decrease was primarily at Sears Domestic and was due to decreases in the consumer electronics, appliances and home categories. These decreases were partially offset by increased apparel inventory at both Lands’ End and Kmart. Sears Canada’s inventory levels increased approximately $70 million from July 31, 2010 to $872 million at July 30, 2011 primarily due to the change in exchange rates.

Investing Activities

For the first half of 2011, we used $199 million of cash for capital expenditures compared to $168 million used during the first half of 2010. For the first half of 2011, we also used $5 million of cash as a result of changes in restricted cash requirements at Sears Canada compared to cash received of $9 million in the first half of 2010. These uses of cash were partially offset by proceeds from the sales of property of $42 million in the first half of 2011 compared to $16 million during the first half of 2010.

Financing Activities

During the 26-week period ended July 30, 2011, we repurchased 2.0 million of our common shares at a total cost of $154 million under our share repurchase program. At July 30, 2011, we had $533 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods. During the 26-week period ended July 31, 2010, we repurchased 3.6 million of our common shares at a total cost of $273 million under our share repurchase program. We have repurchased approximately 57.7 million of our common shares at a total cost of $6.0 billion since the third quarter of 2005, when Holdings’ repurchase plan was first approved.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

During the first quarter of 2010, we increased our controlling interest in Sears Canada to 90%, from 73%, by acquiring approximately 19 million common shares. We paid a total of $560 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards on noncontrolling interests.

During the first quarter of 2010, Sears Canada announced that its Board of Directors declared a cash dividend of $3.50 Canadian per common share, or approximately $377 million Canadian. The dividend was paid during the second quarter of 2010 to shareholders of record at the close of business on May 31, 2010. Accordingly, Sears Canada paid $34 million to minority shareholders during the second quarter of 2010 in connection with the dividend.

During the first half of 2011, short-term borrowings increased by $567 million, while long-term debt decreased by $497 million. During the first half of 2010, we made repayments on long-term debt of $228 million. We borrowed $703 million under our Original Domestic Credit Agreement during the first half of 2010 to meet seasonal working capital needs while, at the same time, continuing to invest in our businesses, repurchase our stock, make payments on our term debt and complete our acquisition of additional noncontrolling interest in Sears Canada.

Our outstanding borrowings as of July 30, 2011, July 31, 2010 and January 29, 2011 were as follows:

millions	July 30, 2011	July 31, 2010	January 29, 2011
Short-term borrowings:
Unsecured commercial paper	$388	$396	$360
Secured borrowings	539	822	—
Long-term debt, including current portion:
Notes and debentures outstanding	2,151	1,352	2,575
Capitalized lease obligations	561	616	597

Total borrowings	$3,639	$3,186	$3,532

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

Debt Ratings

Our corporate family debt ratings at July 30, 2011 appear in the table below:

Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
Ba3	B+	B

Unsecured Commercial Paper

We borrow through the commercial paper markets. At July 30, 2011, we had outstanding commercial paper borrowings of $388 million, of which $240 million were held by ESL Investments, Inc. (together with its

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

affiliated funds, “ESL”), including $120 million held by ESL for the benefit of Edward S. Lampert. See Note 14 for further discussion of these borrowings.

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

The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.

At July 30, 2011, we had $539 million of borrowings and $550 million of letters of credit outstanding under the Amended Domestic Credit Agreement. As a result, our availability under the agreement was $2.2 billion at July 30, 2011. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

Senior Secured Notes

In October 2010, we sold $1 billion aggregate principal amount of senior secured notes (the “Notes”), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company’s domestic pension plan in a private placement. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the “Collateral”). The lien that secures the Notes is junior in priority to the lien on such assets that secures obligations under the Amended Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under the Original Domestic Credit Agreement on the settlement date and to fund the working capital requirements of our

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Notes at a premium based on the “Treasury Rate” as defined in the indenture, plus 50 basis points. We have commenced an offer to exchange the Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.

Sears Canada Credit Agreement

In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on substantially all of Sears Canada’s non-real estate assets. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At July 30, 2011, we had no borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $693 million ($662 million Canadian) at July 30, 2011.

Letters of Credit Facility

On January 20, 2011, we and certain of our subsidiaries entered into a letter of credit facility (the “LC Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which Wells Fargo may, on a discretionary basis and with no commitment, agree to issue standby letters of credit upon our request in an aggregate amount not to exceed $500 million for general corporate purposes. Any letters of credit issued under the LC Facility are secured by a first priority lien on cash placed on deposit at Wells Fargo pursuant to a pledge and security agreement in an amount equal to 103% of the face value of all issued and outstanding letters of credit. The LC Facility has a term ending on January 20, 2014, unless terminated sooner pursuant to its terms. Wells Fargo may, in its sole discretion, terminate the LC Facility at any time. On July 30, 2011, we had no letters of credit outstanding under the facility. We may replace any letters of credit issued under our LC Facility with letters of credit issued under the Amended Domestic Credit Agreement and as such, any cash collateral is considered unrestricted cash.

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

Critical Accounting Policies

Our critical accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 as supplemented by the following paragraph.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

Goodwill

The Company performs its annual goodwill impairment tests as of November 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units based on each reporting unit’s operating results for the six months ended July 30, 2011 compared to expected results as of November 30, 2010. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in last year’s impairment analysis, could be impacted by changes in market conditions, economic events and reporting unit operating results. Based on this interim assessment, management concluded that as of July 30, 2011, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Significant changes in global economic conditions and reporting unit operating results could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a review for impairment of goodwill prior to November 30, 2011, the Company’s next annual measurement date. Any required interim impairment reviews could result in a material goodwill impairment charge.

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

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

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

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. All debt securities and interest-rate derivative instruments are considered non-trading. At July 30, 2011, 33% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at July 30, 2011, which totaled approximately $1 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $12 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

At July 30, 2011, we had a foreign currency forward contract outstanding, totaling $629 million Canadian notional value and with a weighted average remaining life of one year, designed to hedge our net investment in Sears Canada against adverse changes in exchange rates. The fair value of the forward contract at July 30, 2011 was negative $9 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar at July 30, 2011, with all other variables held constant, would have resulted in a fair value of this contract of approximately negative $15 million at July 30, 2011, a decrease of $6 million. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had $12 million of cash collateral posted under our contract at July 30, 2011.

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated collar contracts for a portion of its expected requirements. As of July 30, 2011, these contracts had a notional value of approximately $181 million and a weighted average remaining life of 0.2 years. The aggregate fair value of the collar contracts at July 30, 2011 was negative $10 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar as of July 30, 2011, with all other variables held constant, would have resulted in a fair value for these contracts of approximately negative $12 million as of July 30, 2011, a decrease of $2 million.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 30, 2011 and July 31, 2010

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock we acquired during the second quarter of 2011. During the 13 weeks ended July 30, 2011, we repurchased 0.8 million of our common shares at a total cost of $53 million under our common share repurchase program. As of July 30, 2011, we had $533 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 1, 2011 to May 28, 2011	243,104	$70.87	239,793	$70.66
May 29, 2011 to July 2, 2011	537,058	67.83	533,980	67.80
July 3, 2011 to July 30, 2011	—	—	—	—

Total	780,162	$68.77	773,773	$68.69	$533,018,085

(1)	Includes 6,389 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. These shares were acquired during the quarter as follows:

May 1, 2011 to May 28, 2011	3,311
May 29, 2011 to July 2, 2011	3,078
July 3, 2011 to July 30, 2011	—

Total	6,389

(2)

Our common share repurchase program was initially announced on September 14, 2005 and has a total authorization since inception of the program of $6.5 billion, including the authorizations to purchase up to an additional $500 million of common stock on each of December 17, 2009 and May 2, 2011. The program has no stated expiration date.

The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 15%. It also imposes various

SEARS HOLDINGS CORPORATION

other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.

Item 5. Other Information

On August 16, 2011, the Board of Directors of Sears Holdings Corporation (the “Company”) appointed Robert A. Schriesheim as Executive Vice President, effective August 16, 2011, and Executive Vice President and Chief Financial Officer, effective August 22, 2011. William K. Phelan will continue to serve as the Company’s acting Chief Financial Officer until August 22, 2011, and thereafter will remain with the Company as Senior Vice President, Controller and Chief Accounting Officer.

Mr. Schriesheim, age 51, has served as a member of a number of corporate boards after serving as the Chief Financial Officer of Hewitt Associates, Inc., a global human resources consulting and outsourcing company, from January 2010 to October 2010. From October 2006 to December 2009, he served as Executive Vice President and Chief Financial Officer of Lawson Software, Inc., an ERP software provider. From August 2002 to October 2006, he was affiliated with ARCH Development Partners, LLC, a seed stage venture capital fund. Before joining ARCH, Mr. Schriesheim held executive positions at Global TeleSystems, SBC Equity Partners, Ameritech, AC Nielsen and Brooke Group Ltd. Mr. Schriesheim has served as a director of Skyworks Solutions, Inc. since May 2006 and is chairman of its audit committee; and a director of Lawson Software, Inc. from May 2006 to July 2011. He also served as a director of Dobson Communications Corp. from 2004 to 2007, a director and Co-Chairman of MSC.Software Corporation from 2007 to 2009 and a director of Georgia Gulf Corporation from 2009 to 2010.

Mr. Schriesheim will receive an annual base salary of $800,000, with a sign-on bonus of $350,000 (gross). He will be required to repay the Company the sign-on bonus if, within 24 months of his start date, he voluntarily terminates his employment with the Company (other than for Good Reason) or if he is terminated by the Company for Cause (each capitalized term as defined in his Executive Severance Agreement). He is eligible to participate in the Company’s Annual Incentive Plan (“AIP”) with a target award of 150% of his base salary. His 2011 target incentive award, if payable, will be subject to pro-ration based on his start date. Mr. Schriesheim will be eligible to receive a special incentive award for fiscal year 2011 equal to the greater of (a) the actual incentive earned and payable under the 2011 AIP or (b) 100% of his prorated 2011 target incentive award; which special incentive award will be reduced by any amount payable to him under the 2011 AIP. To receive the special incentive award, Mr. Schriesheim must be actively employed at the payment date or be terminated by the Company (other than for Cause) after the last day of fiscal year 2011 and prior to the payment date. Mr. Schriesheim will be eligible to receive a special retention award for fiscal year 2012 equal to the greater of (a) the actual incentive earned and payable under the 2012 AIP or (b) 50% of his 2012 target incentive award; which special retention award will be reduced by any amount payable to him under the 2012 AIP. To receive the special retention award, Mr. Schriesheim must be actively employed at the payment date. In addition, on August 22, 2011, Mr. Schriesheim will receive a restricted stock award under the Company’s 2006 Stock Plan valued at $4,000,000, with one-third of the shares granted vesting on each of the first three anniversaries of the grant date. He will be eligible to receive an additional restricted stock award on each of August 16, 2012 and August 16, 2013, valued at $500,000 each, each of which will vest in full on the second anniversary of the applicable grant date.

Mr. Schriesheim has entered into an Executive Severance Agreement with the Company, which provides, among other things, that if he is involuntarily terminated by the Company for any reason other than for Cause, death or Disability or he voluntarily terminates his employment for Good Reason (a) before completing 12 months of employment, he will be eligible for 12 months of salary continuation equal to his annual base salary rate or (b) after completing 12 months of employment, he will be eligible for 12 months of salary continuation equal to his annual base salary rate plus his target bonus amount. The Executive Severance Agreement also provides that

SEARS HOLDINGS CORPORATION

if he is terminated by the Company other than for Cause or he terminates his employment for Good Reason within 12 months of a Transfer of Shareholdings (as defined in the Executive Severance Agreement), he will vest on the termination date in any equity-based award that was scheduled to vest within 12 months of the termination date. The Executive Severance Agreement also includes customary non-compete, non-solicitation and non-disclosure covenants.

A copy of the letter from the Company to Mr. Schriesheim relating to employment dated August 15, 2011, and a copy of the Executive Severance Agreement between the Company and Mr. Schriesheim dated August 15, 2011, are attached hereto as Exhibit 10.2 and Exhibit 10.3, respectively, and are incorporated herein by this reference. The foregoing description of the terms of the letter and the Executive Severance Agreement is qualified in its entirety by reference to the full text of the letter and the Executive Severance Agreement.

On August 15, 2011, the Compensation Committee of the Board of Directors of the Company approved the grant of an incentive award to each of Mr. Phelan, Dane A. Drobny, Senior Vice President, General Counsel and Corporate Secretary, and William R. Harker, Senior Vice President, in the amount of $400,000, $651,000 and $750,000, respectively. Each award will be granted on September 1, 2011 and consists of restricted stock issued under the Company’s 2006 Stock Plan valued at 50% of the total award amount, and cash in the amount of 50% of the total award amount. Mr. Phelan’s award vests 25% on each of the first and second anniversaries of the grant date and 50% on the third anniversary of the grant date, subject to employment with the Company on the vesting dates. The awards granted to Messrs. Drobny and Harker vest one-third on each of the first, second and third anniversaries of the grant date, subject to employment with the Company on the vesting dates. Also on August 15, 2011, the Compensation Committee approved an increase in Mr. Phelan’s annual base salary to $525,000.

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

SEARS HOLDINGS CORPORATION (Registrant)

August 18, 2011	By	/S/ WILLIAM K. PHELAN
William K. Phelan Senior Vice President, Acting Chief Financial Officer and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000- 51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated December 2, 2009, filed on December 4, 2009 (File No. 000-51217)).

*10.1	Form of Sears Holdings Corporation Restricted Stock Award Agreement.

*10.2	Letter from Registrant to Robert A. Schriesheim relating to Employment dated August 15, 2011.

*10.3	Executive Severance Agreement, dated August 15, 2011, between Sears Holdings Corporation and its affiliates and subsidiaries and Robert A. Schriesheim.**

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 Weeks Ended July 30, 2011 and July 31, 2010; (ii) the Condensed Consolidated Balance Sheets (Unaudited) as of July 30, 2011, July 31, 2010 and January 29, 2011; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended July 30, 2011 and July 31, 2010; (iv) the Condensed Consolidated Statements of Equity (Unaudited) for the 26 Weeks Ended July 30, 2011 and July 31, 2010; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.
**	Portions of Exhibit 10.3 have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1