Form 10-Q
period 2011-10-29
SEARS HOLDINGS CORP
filed 2011-11-17
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51217

SEARS HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)

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

Yes    ☐            No    ☒

As of November 11, 2011, the registrant had 106,880,076 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
REVENUES
Merchandise sales and services	$9,565	$9,678	$29,603	$30,182

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,118	7,121	21,890	21,972
Selling and administrative	2,676	2,630	7,879	7,791
Depreciation and amortization	219	219	664	661
(Gain) loss on sales of assets	11	—	(20)	(53)

Total costs and expenses	10,024	9,970	30,413	30,371

Operating loss	(459)	(292)	(810)	(189)
Interest expense	(75)	(77)	(232)	(213)
Interest and investment income	6	7	31	28
Other income (loss)	5	—	(3)	(9)

Loss before income taxes	(523)	(362)	(1,014)	(383)
Income tax benefit	98	147	271	151

Net loss	(425)	(215)	(743)	(232)
(Income) loss attributable to noncontrolling interests	4	(3)	6	(9)

NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(421)	$(218)	$(737)	$(241)

LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic and diluted loss per share	$(3.95)	$(1.98)	$(6.89)	$(2.15)

Basic and diluted weighted average common shares outstanding	106.5	109.9	107.0	112.3

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
millions	October 29, 2011	October 30, 2010	January 29, 2011
ASSETS
Current assets
Cash and cash equivalents	$624	$790	$1,375
Restricted cash	8	16	15
Accounts receivable	656	688	683
Merchandise inventories	11,102	11,226	9,123
Prepaid expenses and other current assets	533	378	312
Deferred income taxes	96	25	27

Total current assets	13,019	13,123	11,535
Property and equipment, net	7,028	7,448	7,365
Goodwill	1,392	1,392	1,392
Trade names and other intangible assets	3,090	3,156	3,139
Other assets	992	926	837

TOTAL ASSETS	$25,521	$26,045	$24,268

LIABILITIES
Current liabilities
Short-term borrowings	$2,002	$968	$360
Current portion of long-term debt and capitalized lease obligations	204	499	509
Merchandise payables	4,528	4,616	3,101
Accrued expenses and other current liabilities	3,154	3,092	3,115
Unearned revenues	949	983	976
Other taxes	515	524	557

Total current liabilities	11,352	10,682	8,618
Long-term debt and capitalized lease obligations	2,346	2,570	2,663
Pension and post-retirement benefits	1,859	2,055	2,151
Other long-term liabilities	2,248	2,360	2,222

Total Liabilities	17,805	17,667	15,654

EQUITY
Total Equity	7,716	8,378	8,614

TOTAL LIABILITIES AND EQUITY	$25,521	$26,045	$24,268

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	39 Weeks Ended
millions	October 29, 2011	October 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(743)	$(232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	664	661
Gain on sales of assets	(20)	(53)
Pension and post-retirement plan contributions	(323)	(253)
Settlement of Canadian dollar hedges	(23)	24
Change in operating assets and liabilities (net of acquisitions and dispositions):
Merchandise inventories	(1,970)	(2,481)
Merchandise payables	1,422	1,256
Deferred income taxes	(134)	(53)
Income and other taxes	(285)	(136)
Mark-to-market adjustments and settlements on Sears Canada U.S. dollar option contracts	2	4
Other operating assets	2	(69)
Other operating liabilities	117	160

Net cash used in operating activities	(1,291)	(1,172)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	66	16
Net (increase) decrease in investments and restricted cash	7	(1)
Purchases of property and equipment	(326)	(311)

Net cash used in investing activities	(253)	(296)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	51	1,333
Repayments of long-term debt	(673)	(468)
Increase in short-term borrowings, primarily 90 days or less	1,642	643
Debt issuance costs	(35)	(30)
Purchase of Sears Canada shares	(32)	(560)
Sears Canada dividend paid to minority shareholders	—	(69)
Purchase of treasury stock	(163)	(317)

Net cash provided by financing activities	790	532

Effect of exchange rate changes on cash and cash equivalents	3	37

NET DECREASE IN CASH AND CASH EQUIVALENTS	(751)	(899)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,375	1,689

CASH AND CASH EQUIVALENTS, END OF PERIOD	$624	$790

SUPPLEMENTAL CASH FLOW DATA:
Income taxes paid, net of refunds	$92	$50
Cash interest paid	201	150

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity Attributable to Holdings’ Shareholders						Noncontrolling Interests	Total
millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at January 30, 2010	115	$1	$(5,446)	$10,465	$4,797	$(721)	$339	$9,435
Comprehensive loss
Net income (loss)	—	—	—	—	(241)	—	9	(232)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	39	—	39
Deferred loss on derivatives, net of tax	—	—	—	—	—	(17)	—	(17)
Cumulative translation adjustment, net of tax	—	—	—	—	—	70	24	94

Total Comprehensive Loss								(116)
Stock awards	—	—	11	(8)	—	—	—	3
Additional purchase of noncontrolling interest in Sears Canada	—	—	—	(269)	—	(76)	(215)	(560)
Sears Canada dividend paid to noncontrolling shareholders	—	—	—	—	—	—	(69)	(69)
Shares repurchased	(5)	—	(317)	—	—	—	—	(317)
Other	—	—	3	—	—	—	(1)	2

Balance at October 30, 2010	110	$1	$(5,749)	$10,188	$4,556	$(705)	$87	$8,378

Balance at January 29, 2011	109	$1	$(5,826)	$10,185	$4,930	$(779)	$103	$8,614
Comprehensive loss
Net loss	—	—	—	—	(737)	—	(6)	(743)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	70	4	74
Deferred gain on derivatives, net of tax	—	—	—	—	—	8	—	8
Cumulative translation adjustment, net of tax	—	—	—	—	—	(42)	(5)	(47)

Total Comprehensive Loss								(708)
Stock awards	—	—	17	(13)	—	—	—	4
Additional purchase of noncontrolling interest in Sears Canada	—	—	—	(20)	—	(1)	(11)	(32)
Shares repurchased	(2)	—	(163)	—	—	—	—	(163)
Associate stock purchase	—	—	3	—	—	—	—	3
Other	—	—	—	—	—	—	(2)	(2)

Balance at October 29, 2011	107	$1	$(5,969)	$10,152	$4,193	$(744)	$83	$7,716

See accompanying notes.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Sears Holdings Corporation (“Holdings,” “SHC,” “we,” “us,” “our” or the “Company”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), which was completed on March 24, 2005. We are a broadline retailer with 2,177 full-line and 1,384 specialty retail stores in the United States, operating through Kmart and Sears, and 500 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 94%-owned subsidiary.

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

NOTE 2 – BORROWINGS

Total borrowings were as follows:

millions	October 29, 2011	October 30, 2010	January 29, 2011
Short-term borrowings:
Unsecured commercial paper	$350	$497	$360
Secured borrowings	1,652	471	—
Long-term debt, including current portion:
Notes and debentures outstanding	2,003	2,461	2,575
Capitalized lease obligations	547	608	597

Total borrowings	$4,552	$4,037	$3,532

The fair value of long-term debt was $1.8 billion at October 29, 2011, $2.4 billion at October 30, 2010 and $2.5 billion at January 29, 2011. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities.

Unsecured Commercial Paper

We borrow through the commercial paper markets. At October 29, 2011, we had outstanding commercial paper borrowings of $350 million, of which $220 million were held by ESL Investments, Inc. (together with its affiliated funds, “ESL”), including $100 million held by ESL for the benefit of Edward S. Lampert. See Note 14 for further discussion of these borrowings.

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

At October 29, 2011, we had $1.7 billion of borrowings and $622 million of letters of credit outstanding under the Amended Domestic Credit Agreement. As a result, our availability under the agreement was $1.0 billion at October 29, 2011. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

Senior Secured Notes

In October 2010, we sold $1 billion aggregate principal amount of senior secured notes (the “Notes”), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company’s domestic pension plan in a private placement. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the “Collateral”). The lien that secures the Notes is junior in priority to the lien on such assets that secures obligations under the Amended Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under the Original Domestic Credit Agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Notes at a premium based on the “Treasury Rate” as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.

Sears Canada Credit Agreement

In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on substantially all of Sears Canada’s non-real estate assets. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At October 29, 2011, we had no borrowings and $6 million of letters of credit outstanding under the Sears Canada Facility. Availability under this agreement, given total borrowings and letters of credit, was approximately $800 million ($794 million Canadian) at October 29, 2011.

Letters of Credit Facility

On January 20, 2011, we and certain of our subsidiaries entered into a letter of credit facility (the “LC Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which Wells Fargo may, on a discretionary basis and with no commitment, agree to issue standby letters of credit upon our request in an aggregate amount not to exceed $500 million for general corporate purposes. Any letters of credit issued under the LC Facility are secured by a first priority lien on cash placed on deposit at Wells Fargo pursuant to a pledge and security agreement in an amount equal to 103% of the face value of all issued and outstanding letters of credit. The LC Facility has a term ending on January 20, 2014, unless terminated sooner pursuant to its terms. Wells Fargo may, in its sole discretion, terminate the LC Facility at any time. On October 29, 2011, we had no letters of credit outstanding under the facility. We may replace any letters of credit issued under our LC Facility with letters of credit issued under the Amended Domestic Credit Agreement and as such, any cash collateral is considered unrestricted cash.

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

Sears Canada Hedges of Merchandise Purchases

As of October 29, 2011, Sears Canada had entered into foreign currency collar contracts with a total notional value of $57 million. As discussed previously, these collar contracts are used to hedge Sears Canada’s purchase of inventory under U.S. dollar denominated contracts. We record mark-to-market adjustments based on the total notional value of these outstanding collar contracts at the end of each period. We recorded mark-to-market liabilities related to these foreign currency collar contracts of $1 million at October 29, 2011 and $3 million at January 29, 2011, and mark-to-market assets related to these foreign currency collar contracts of $3 million at October 30, 2010.

We record the earnings impact of mark-to-market and settlement adjustments for foreign currency collar contracts in other income (loss) at the end of each period. We recorded mark-to-market and settlement gains on these contracts of $11 million and $3 million for the 13- and 39- week periods ended October 29, 2011, respectively. We recorded mark-to-market and settlement losses of $1 million and $8 million for these contracts for the 13- and 39- week periods ended October 30, 2010, respectively.

Sears Canada’s above noted foreign currency collar contracts were entered into as a hedge of merchandise purchase contracts denominated in U.S. currency. We also record mark-to-market adjustments for the value of the merchandise purchase contracts (considered embedded derivatives under relevant accounting rules) at the end of each period. We recorded assets of $2 million at October 30, 2010 and $2 million at January 29, 2011 related to the fair value of these embedded derivatives. These embedded derivatives had a zero fair value at October 29, 2011.

We record the earnings impact of mark-to-market and settlement adjustments related to the embedded derivative in the merchandise purchase contracts in other income (loss) at the end of each period. We recorded mark-to-market and settlement losses of $6 million and $5 million for the 13- and 39- week periods ended October 29, 2011, respectively. We did not have any mark-to-market or settlement losses for the 13-week period ended October 30, 2010. We recorded mark-to-market and settlement losses of $2 million for the 39- week period ended October 30, 2010.

At October 29, 2011 and October 30, 2010, we had net derivative mark-to-market liabilities related to the collar contracts and embedded derivatives of $1 million and mark-to-market assets related to the collar contracts and embedded derivatives of $5 million, respectively. We recorded total mark-to-market and settlement gains of $5 million and total mark-to-market and settlement losses of $2 million in other income (loss) for the 13- and 39- week periods ended October 29, 2011, respectively. We recorded total mark-to-market and settlement losses of $1 million and $10 million in other income (loss) for the 13- and 39- week periods ended October 30, 2010, respectively. See Note 4 for further information regarding fair value of these collar and merchandise purchase contracts and the respective balance sheet classifications as of October 29, 2011, October 30, 2010 and January 29, 2011.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Hedges of Net Investment in Sears Canada

At October 29, 2011, we had a foreign currency forward contract outstanding with a total Canadian notional value of $629 million and with a weighted-average remaining life of 0.7 years. This contract was designated and qualified as a hedge of the foreign currency exposure of our net investment in Sears Canada. Accordingly, the aggregate fair value of the forward contract as of October 29, 2011 of approximately $14 million was recorded as an asset on our Condensed Consolidated Balance Sheet. The increase in fair value of $14 million related to this forward contract, net of tax, was recorded as a component of other comprehensive income for the 39-week period ended October 29, 2011.

Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had no cash collateral posted under these contracts as of October 29, 2011, $12 million as of October 30, 2010 and $3 million as of January 29, 2011.

Counterparty Credit Risk

We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better at October 29, 2011.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities and domestic cash and cash equivalents are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt is disclosed in Note 2 to the Condensed Consolidated Financial Statements. The following table provides the fair value measurement amounts for other financial assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value at October 29, 2011, October 30, 2010 and January 29, 2011:

millions	Total Fair Value Amounts at October 29, 2011	Level 1	Level 2	Level 3
Cash equivalents(1)	$99	$99	$—	$—
Restricted cash(2)	8	8	—	—
Foreign currency derivative assets(3)	14	—	14	—
Foreign currency derivative liabilities(4)	(1)	—	(1)	—

Total	$120	$107	$13	$—

millions	Total Fair Value Amounts at October 30, 2010	Level 1	Level 2	Level 3
Cash equivalents(1)	$269	$269	$—	$—
Restricted cash(2)	16	16	—	—
Foreign currency derivative assets(3)	5	—	5	—
Foreign currency derivative liabilities(4)	(12)	—	(12)	—

Total	$278	$285	$(7)	$—

millions	Total Fair Value Amounts at January 29, 2011	Level 1	Level 2	Level 3
Cash equivalents(1)	$416	$416	$—	$—
Restricted cash(2)	15	15	—	—
Foreign currency derivative assets(3)	3	—	3	—
Foreign currency derivative liabilities(4)	(3)	—	(3)	—

Total	$431	$431	$—	$—

(1)	Included within Cash and cash equivalents in our Condensed Consolidated Balance Sheets.
(2)	Included within Restricted cash in our Condensed Consolidated Balance Sheets.
(3)	Included within Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
(4)	Included within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Sears Canada Share Repurchases

During the second quarter of 2011, Sears Canada renewed its Normal Course Issuer Bid with the Toronto Stock Exchange that permits it to purchase for cancellation up to 5% of its issued and outstanding common shares, representing approximately 5.3 million common shares. The purchase authorization expires on May 24, 2012 or on such earlier date as Sears Canada may complete its purchases pursuant to the Normal Course Issuer Bid. Sears Canada may not purchase common shares under the Normal Course Issuer Bid if they cannot be purchased at prices that they consider attractive, and decisions regarding the timing of purchases will be based on market conditions and other factors. Sears Canada purchased and cancelled approximately 0.2 million common shares for $3 million and approximately 1.8 million common shares for $32 million during the 13- and 39- week periods ended October 29, 2011, respectively.

Sears Holdings Ownership of Sears Canada

At October 29, 2011 and October 30, 2010, Sears Holdings was the beneficial holder of approximately 97 million, or 94% and 97 million or 90%, respectively, of the common shares of Sears Canada.

Dividends

On May 18, 2010, Sears Canada announced that its Board of Directors declared a cash dividend of $3.50 Canadian per common share, or approximately $377 million Canadian ($352 million U.S.), which was paid on June 4, 2010 to shareholders of record at the close of business on May 31, 2010. Accordingly, Holdings received dividends of $318 million and noncontrolling shareholders in Sears Canada received dividends of $34 million during the second quarter of 2010.

On September 10, 2010, Sears Canada announced that its Board of Directors declared an additional cash dividend of $3.50 Canadian per common share, or approximately $377 million Canadian ($356 million U.S.), which was paid on September 24, 2010 to shareholders of record at the close of business on September 22, 2010. Accordingly, Holdings received dividends of $321 million and noncontrolling shareholders in Sears Canada received dividends of $35 million during the third quarter of 2010.

Sears Canada declared and paid total dividends of $754 million Canadian ($708 million U.S.) during 2010, of which Holdings received $639 million and noncontrolling shareholders received $69 million.

NOTE 6 – STORE CLOSINGS AND CONVERSIONS

We made the decision to close 10 stores and change the format of eight stores during the third quarter of 2011. The third quarter 2011 closings included six stores within our Sears Domestic segment and four stores in our Kmart segment. Also within the Sears Domestic segment are the eight Essentials/Grand stores that will be converted to Kmart stores. For the third quarter of 2011, we recorded charges related to these store closings of

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

$13 million and $5 million at Sears Domestic and Kmart, respectively, which included $10 million and $4 million recorded in cost of sales for inventory clearance markdowns and $3 million and $1 million recorded in selling and administrative expenses for store closing and severance costs. For the third quarter of 2011, we recorded a charge of $5 million for severance at Sears Canada related to their Home Services business.

We made the decision to close four stores within our Kmart segment during the third quarter of 2010. For the third quarter of 2010, we recorded charges related to these store closings of $4 million, which included $3 million recorded in cost of sales for inventory clearance markdowns and $1 million recorded in selling and administrative expenses for store closing and severance costs.

For the first nine months of 2011, we recorded total store closing and conversion charges of $45 million and $15 million at Sears Domestic and Kmart, respectively, which included $26 million and $11 million recorded in cost of sales for inventory clearance markdowns and $19 million and $4 million recorded in selling and administrative expenses for store closing, severance and lease costs. We recorded impairment charges of $8 million in depreciation expense for accelerated depreciation on assets in stores we decided to close at Sears Domestic. For the first nine months of 2011, we recorded a charge of $5 million for severance at Sears Canada related to their Home Services business.

For the first nine months of 2010, we recorded total store closing charges of $5 million and $8 million at Sears Domestic and Kmart, respectively, which included $1 million and $4 million recorded in cost of sales for inventory clearance markdowns and $4 million and $4 million recorded in selling and administrative expenses for store closing, severance and lease costs.

NOTE 7 – EQUITY

Share Repurchase Program

During the 13- and 39- week periods ended October 29, 2011, we repurchased 0.2 million and 2.2 million of our common shares at a total cost of $9 million and $163 million, respectively, under our share repurchase program. Our repurchases for the 13- and 39- week periods ended October 29, 2011 were made at average prices of $52.58 and $74.80 per share, respectively. At October 29, 2011, we had $524 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

Accumulated Other Comprehensive Loss

The following table displays the components of accumulated other comprehensive loss:

millions	October 29, 2011	October 30, 2010	January 29, 2011
Pension and postretirement adjustments (net of tax of $(442), $(458) and $(480), respectively)	$(715)	$(699)	$(783)
Cumulative unrealized derivative gain (loss) (net of tax of $5, $(5) and $0, respectively)	9	(8)	1
Currency translation adjustments (net of tax of $(34), $(4) and $(7), respectively)	(38)	2	3

Accumulated other comprehensive loss	$(744)	$(705)	$(779)

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive income. Accumulated other comprehensive loss attributable to noncontrolling interests at October 29, 2011, October 30, 2010 and January 29, 2011 was $5 million, $33 million and $4 million, respectively.

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

	13 Weeks Ended		39 Weeks Ended
millions	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Components of net periodic expense:
Benefits earned during the period	$1	$2	$5	$8
Interest cost	100	118	292	326
Expected return on plan assets	(93)	(102)	(271)	(282)
Amortization of experience gains/losses	17	23	51	65

Net periodic expense	$25	$41	$77	$117

Contributions

During the 13- and 39- week periods ended October 29, 2011, we made total contributions of $180 million and $323 million, respectively, to our pension and post-retirement plans. During the 13- and 39- week periods ended October 30, 2010, we made total contributions of $131 million and $253 million, respectively, to our pension and post-retirement plans. We anticipate making aggregate contributions to our domestic and Canadian defined benefit plans of approximately $74 million over the remainder of 2011.

NOTE 9 – INCOME TAXES

At October 29, 2011, we had gross unrecognized tax benefits of $198 million. Of this amount, $96 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13- and 39- week periods ended October 29, 2011, gross unrecognized tax benefits were decreased by $2 million and increased by $6 million, respectively, due to federal, foreign, and state audit activity. We expect that our unrecognized tax benefits could decrease by as much as $26 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At October 29, 2011, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheets was $65 million ($44 million net of federal benefit). The total amount of net interest expense recognized as part of income tax expense in our Condensed Consolidated Statements of Operations for the 13- and 39- week periods ended October 29, 2011 was $2 million (net of federal tax benefit) and $9 million (net of federal tax benefit), respectively.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

At October 29, 2011, we had federal credit carryforwards of $318 million, which will expire between 2015 and 2031.

At the end of 2010, we had a state NOL deferred tax asset of $250 million and a valuation allowance of $153 million. Based on past losses and current forecasted results for the remainder of the current year, it is doubtful that certain SHC entities will be able to realize their state income deferred tax assets for financial statement purposes. As a result, in the third quarter we recorded an additional valuation allowance of $100 million, net of federal tax benefit, on certain of our state deferred tax assets. The state NOLs will predominantly expire between 2017 and 2030.

The Company continues to monitor its operating performance and evaluate the likelihood of the future realization of its deferred federal and state tax assets. Realization of these deferred tax assets depends on achieving a certain level of future taxable income. Although the Company currently believes that the achievement of the required future taxable income is more likely than not, it is at least reasonably possible that this belief could change in the near term, requiring the establishment of additional valuation allowances.

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

	13 Weeks Ended
	October 29, 2011
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$3,343	$5,114	$1,108	$9,565

Costs and expenses
Cost of sales, buying and occupancy	2,578	3,729	811	7,118
Selling and administrative	838	1,528	310	2,676
Depreciation and amortization	37	155	27	219
(Gain) loss on sales of assets	(2)	13	—	11

Total costs and expenses	3,451	5,425	1,148	10,024

Operating loss	$(108)	$(311)	$(40)	$(459)

Total assets	$6,729	$15,927	$2,865	$25,521

Capital expenditures	$21	$80	$26	$127

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	13 Weeks Ended
	October 30, 2010
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$3,381	$5,142	$1,155	$9,678

Costs and expenses
Cost of sales, buying and occupancy	2,586	3,723	812	7,121
Selling and administrative	814	1,531	285	2,630
Depreciation and amortization	37	159	23	219

Total costs and expenses	3,437	5,413	1,120	9,970

Operating income (loss)	$(56)	$(271)	$35	$(292)

Total assets	$7,149	$16,002	$2,894	$26,045

Capital expenditures	$44	$86	$13	$143

	39 Weeks Ended
	October 29, 2011
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$10,446	$15,860	$3,297	$29,603

Costs and expenses
Cost of sales, buying and occupancy	8,011	11,521	2,358	21,890
Selling and administrative	2,436	4,504	939	7,879
Depreciation and amortization	111	475	78	664
Gain on sales of assets	(9)	(11)	—	(20)

Total costs and expenses	10,549	16,489	3,375	30,413

Operating loss	$(103)	$(629)	$(78)	$(810)

Total assets	$6,729	$15,927	$2,865	$25,521

Capital expenditures	$73	$189	$64	$326

	39 Weeks Ended
	October 30, 2010
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services	$10,594	$16,251	$3,337	$30,182

Costs and expenses
Cost of sales, buying and occupancy	8,043	11,596	2,333	21,972
Selling and administrative	2,426	4,542	823	7,791
Depreciation and amortization	109	479	73	661
Gain on sales of assets	(6)	(47)	—	(53)

Total costs and expenses	10,572	16,570	3,229	30,371

Operating income (loss)	$22	$(319)	$108	$(189)

Total assets	$7,149	$16,002	$2,894	$26,045

Capital expenditures	$108	$170	$33	$311

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 11 – SUPPLEMENTAL FINANCIAL INFORMATION

Other long-term liabilities as of October 29, 2011, October 30, 2010 and January 29, 2011 consisted of the following:

millions	October 29, 2011	October 30, 2010	January 29, 2011
Unearned revenues	$788	$797	$794
Self-insurance reserves	768	811	757
Other	692	752	671

Total	$2,248	$2,360	$2,222

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update will be effective for us in the first quarter of 2012, but early adoption is permitted. The update may reduce the complexity and costs of testing goodwill for impairment, but otherwise is not expected to have a material impact on our consolidated financial position, annual results of operations or cash flows.

Disclosures about Fair Value Measurements

In May 2011, the FASB issued an accounting standards update which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between U.S. GAAP and International Financial Reporting Standards. The update requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. The update will be effective for us in the first quarter of 2012 and will primarily impact our disclosures, but otherwise is not expected to have a material impact on our consolidated financial position, annual results of operations or cash flows.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

NOTE 14 – RELATED PARTY DISCLOSURE

Our Board of Directors has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and Finance Committee and is the Chairman and Chief Executive Officer of ESL. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf. ESL beneficially owned 61.0% of our outstanding common stock as of October 29, 2011.

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

Sears Holdings, through its subsidiaries, engages in commercial transactions with AutoZone, Inc. (“AutoZone”) in the ordinary course of business. In the first nine months of 2011, we paid AutoZone approximately $20 million for automotive parts, accessories and other services. ESL owns approximately 24.9% of the outstanding common stock of AutoZone (based on publicly available data at November 2, 2011).

During the first nine months of 2011, ESL purchased unsecured commercial paper issued by SRAC, an indirect wholly owned subsidiary of Sears Holdings. The weighted average maturity and annual interest rate for this commercial paper was 32.4 days and 1.10%, respectively. At October 29, 3011, ESL held $220 million in principal amount of 30-day unsecured commercial paper issued by Sears Roebuck Acceptance Corp. under its commercial paper program, which included $100 million held by ESL for the benefit of Mr. Lampert. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including the interest rate, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.

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

NOTE 15 – SPIN-OFF OF ORCHARD SUPPLY HARDWARE STORES CORPORATION

On June 23, 2011, we announced that Orchard Supply Hardware Stores Corporation (“Orchard”), which currently operates 89 full-service hardware stores in California, has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“Registration Statement”) in connection with Holdings’ plan to spin off its interest in Orchard. The spin-off will result in Holdings’ shareholders owning all of the capital stock of Orchard that is owned by Holdings immediately prior to the spin-off, which will consist of common stock that will represent approximately 80% of the voting power of Orchard’s outstanding capital stock and preferred stock that will represent 100% of Orchard’s outstanding nonvoting capital stock. The spin-off would be effected through the pro rata distribution of the Orchard common stock and preferred stock that we hold to our shareholders. We expect that the spin-off will be tax-free to Holdings’ shareholders for U.S. federal income tax purposes, except for any cash received in lieu of fractional shares. The spin-off is subject to final approval by Holdings’ Board of Directors and the satisfaction of certain other conditions, including the effectiveness of the Registration Statement filed by Orchard, and Holdings may, at any time until the spin-off, decide to abandon the spin-off or modify or change the terms of the spin-off.

NOTE 16 – GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION

At October 29, 2011, the principal amount outstanding of the Company’s 6 5/8% senior secured notes due 2018 was $1.24 billion. These notes were issued in 2010 by Sears Holdings Corporation (“Parent”). The notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the Notes, as well as by SRAC (the “guarantor subsidiaries”). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at October 29, 2011, October 30, 2010 and January 29, 2011, the Condensed Consolidating Statements of Operations for the 13- and 39- week periods ended October 29, 2011 and October 30, 2010 and the Condensed Consolidating Statements of Cash Flows for the 39-week periods ended October 29, 2011 and October 30, 2010 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

October 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$395	$229	$—	$624
Intercompany receivables	—	—	25,428	(25,428)	—
Accounts receivable	127	820	233	(524)	656
Merchandise inventories	—	9,914	1,188	—	11,102
Other current assets	14	605	537	(519)	637

Total current assets	141	11,734	27,615	(26,471)	13,019

Total property and equipment, net	—	5,550	1,478	—	7,028
Goodwill and intangible assets	—	1,740	2,742	—	4,482
Other assets	17	1,405	2,894	($3,324)	992
Investment in subsidiaries	20,593	25,616	—	(46,209)	—

TOTAL ASSETS	$20,751	$46,045	$34,729	$(76,004)	$25,521

Current liabilities
Short-term borrowings	$—	$2,002	$—	$—	$2,002
Current portion of long-term debt and capitalized lease obligations	—	140	64	—	204
Merchandise payables	—	3,848	680	—	4,528
Intercompany payables	11,877	13,551	—	(25,428)	—
Other current liabilities	4	3,170	2,487	(1,043)	4,618

Total current liabilities	11,881	22,711	3,231	(26,471)	11,352
Long-term debt and capitalized lease obligations	1,237	3,043	416	(2,350)	2,346
Pension and postretirement benefits	—	1,524	335	—	1,859
Other long-term liabilities	—	842	2,380	(974)	2,248

Total Liabilities	13,118	28,120	6,362	(29,795)	17,805

EQUITY
Shareholder’s equity	7,633	17,925	28,367	(46,292)	7,633
Noncontrolling interest	—	—	—	83	83

Total Equity	7,633	17,925	28,367	(46,209)	7,716

TOTAL LIABILITIES AND EQUITY	$20,751	$46,045	$34,729	$(76,004)	$25,521

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

October 30, 2010

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$492	$298	$—	$790
Intercompany receivables	—	—	25,629	(25,629)	—
Accounts receivable	91	845	272	(520)	688
Merchandise inventories	—	10,003	1,223	—	11,226
Other current assets	—	451	499	(531)	419

Total current assets	91	11,791	27,921	(26,680)	13,123

Total property and equipment, net	—	5,887	1,561	—	7,448
Goodwill and intangible assets	—	1,784	2,764	—	4,548
Other assets	20	1,463	2,693	(3,250)	926
Investment in subsidiaries	20,878	25,559	—	(46,437)	—

TOTAL ASSETS	$20,989	$46,484	$34,939	$(76,367)	$26,045

Current liabilities
Short-term borrowings	$—	$497	$471	$—	$968
Current portion of long-term debt and capitalized lease obligations	—	477	22	—	499
Merchandise payables	—	3,937	679	—	4,616
Intercompany payables	11,439	14,190	—	(25,629)	—
Other current liabilities	14	2,125	3,511	(1,051)	4,599

Total current liabilities	11,453	21,226	4,683	(26,680)	10,682
Long-term debt and capitalized lease obligations	1,246	2,899	475	(2,050)	2,570
Pension and postretirement benefits	—	1,839	216	—	2,055
Other long-term liabilities	—	1,813	1,747	(1,200)	2,360

Total Liabilities	12,699	27,777	7,121	(29,930)	17,667

EQUITY
Shareholder’s equity	8,290	18,707	27,818	(46,524)	8,291
Noncontrolling interest	—	—	—	87	87

Total Equity	8,290	18,707	27,818	(46,437)	8,378

TOTAL LIABILITIES AND EQUITY	$20,989	$46,484	$34,939	$(76,367)	$26,045

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended October 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$8,181	$2,269	$(885)	$9,565

Cost of sales, buying and occupancy	—	6,227	1,340	(449)	7,118
Selling and administrative	—	2,375	737	(436)	2,676
Depreciation and amortization	—	167	52	—	219
(Gain) loss on sales of assets	—	(4)	15	—	11

Total costs and expenses	—	8,765	2,144	(885)	10,024

Operating income (loss)	—	(584)	125	—	(459)
Interest expense	(57)	(94)	(31)	107	(75)
Interest and investment income	—	9	104	(107)	6
Other income	—	—	5	—	5

Income (loss) before income taxes	(57)	(669)	203	—	(523)
Income tax benefit (expense)	20	108	(30)	—	98
Equity in earnings (loss) in subsidiaries	(388)	105	—	283	—

Net income (loss)	(425)	(456)	173	283	(425)
Loss attributable to noncontrolling interests	—	—	—	4	4

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(425)	$(456)	$173	$287	$(421)

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended October 30, 2010

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$8,290	$2,289	$(901)	$9,678

Cost of sales, buying and occupancy	—	6,253	1,298	(430)	7,121
Selling and administrative	1	2,417	683	(471)	2,630
Depreciation and amortization	—	169	50	—	219

Total costs and expenses	1	8,839	2,031	(901)	9,970

Operating income (loss)	(1)	(549)	258	—	(292)
Interest expense	(40)	(109)	(35)	107	(77)
Interest and investment income	—	9	105	(107)	7

Income (loss) before income taxes	(41)	(649)	328	—	(362)
Income tax benefit (expense)	14	199	(66)	—	147
Equity in earnings (loss) in subsidiaries	(188)	192	—	(4)	—

Net income (loss)	(215)	(258)	262	(4)	(215)
Income attributable to noncontrolling interests	—	—	—	(3)	(3)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(215)	$(258)	$262	$(7)	$(218)

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the 39 Weeks Ended October 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$25,661	$6,598	$(2,656)	$29,603

Cost of sales, buying and occupancy	—	19,343	3,865	(1,318)	21,890
Selling and administrative	1	7,116	2,100	(1,338)	7,879
Depreciation and amortization	—	511	153	—	664
(Gain) loss on sales of assets	—	(35)	15	—	(20)

Total costs and expenses	1	26,935	6,133	(2,656)	30,413

Operating income (loss)	(1)	(1,274)	465	—	(810)
Interest expense	(167)	(286)	(98)	319	(232)
Interest and investment income	—	31	319	(319)	31
Other loss	—	—	(3)	—	(3)

Income (loss) before income taxes	(168)	(1,529)	683	—	(1,014)
Income tax benefit (expense)	59	330	(118)	—	271
Equity in earnings (loss) in subsidiaries	(634)	347	—	287	—

Net income (loss)	(743)	(852)	565	287	(743)
Loss attributable to noncontrolling interests	—	—	—	6	6

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(743)	$(852)	$565	$293	$(737)

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the 39 Weeks Ended October 30, 2010

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$26,154	$6,649	$(2,621)	$30,182

Cost of sales, buying and occupancy	—	19,448	3,796	(1,272)	21,972
Selling and administrative	2	7,130	2,008	(1,349)	7,791
Depreciation and amortization	—	511	150	—	661
Gain on sales of assets	—	(51)	(2)	—	(53)

Total costs and expenses	2	27,038	5,952	(2,621)	30,371

Operating income (loss)	(2)	(884)	697	—	(189)
Interest expense	(112)	(315)	(99)	313	(213)
Interest and investment income	—	32	309	(313)	28
Other loss	—	—	(9)	—	(9)

Income (loss) before income taxes	(114)	(1,167)	898	—	(383)
Income tax benefit (expense)	40	303	(192)	—	151
Equity in earnings (loss) in subsidiaries	(158)	487	—	(329)	—

Net income (loss)	(232)	(377)	706	(329)	(232)
Income attributable to noncontrolling interests	—	—	—	(9)	(9)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(232)	$(377)	$706	$(338)	$(241)

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 39 Weeks Ended October 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(2,354)	$1,063	$—	$(1,291)

Proceeds from sales of property and investments	—	44	22	—	66
Net decrease in investments and restricted cash	—	—	7	—	7
Purchases of property and equipment	—	(252)	(74)	—	(326)
Net investing with Affiliates	—	—	(333)	333	—

Net cash provided by (used in) investing activities	—	(208)	(378)	333	(253)

Proceeds from debt issuances	—	—	51	—	51
Repayments of long-term debt	—	(470)	(203)	—	(673)
Increase in short-term borrowings, primarily 90 days or less	—	1,642	—	—	1,642
Debt issuance costs	—	(35)	—	—	(35)
Purchase of Sears Canada shares	—	—	(32)	—	(32)
Purchase of treasury stock	—	(163)	—	—	(163)
Net borrowing with Affiliates	(140)	1,205	(732)	(333)	—

Net cash provided by (used in) financing activities	(140)	2,179	(916)	(333)	790

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

NET DECREASE IN CASH AND CASH EQUIVALENTS	(140)	(383)	(228)	—	(751)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	140	778	457	—	1,375

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$395	$229	$—	$624

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 39 Weeks Ended October 30, 2010

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(2,103)	$931	$—	$(1,172)

Proceeds from sales of property and investments	—	16	—	—	16
Net (increase) decrease in investments and restricted cash	—	3	(4)	—	(1)
Purchases of property and equipment	—	(267)	(44)	—	(311)
Net investing with Affiliates	—	—	(321)	321	—

Net cash provided by (used in) investing activities	—	(248)	(369)	321	(296)

Proceeds from debt issuances	1,246	—	87	—	1,333
Repayments of long-term debt	—	(40)	(428)	—	(468)
Increase in short-term borrowings, primarily 90 days or less	—	643	—	—	643
Debt issuance costs	—	(18)	(12)	—	(30)
Purchase of Sears Canada shares	—	(560)	—	—	(560)
Purchase of treasury stock	—	(317)	—	—	(317)
Sears Canada dividend paid to noncontrolling shareholders	—	639	(708)	—	(69)
Net borrowing with Affiliates	(1,246)	2,126	(559)	(321)	—

Net cash provided by (used in) financing activities	—	2,473	(1,620)	(321)	532

Effect of exchange rate changes on cash and cash equivalents	—	—	37	—	37

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	122	(1,021)	—	(899)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	370	1,319	—	1,689

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$492	$298	$—	$790

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 29, 2011.

OVERVIEW OF HOLDINGS

Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are a broadline retailer with 2,177 full-line and 1,384 specialty retail stores in the United States, operating through Kmart and Sears, and 500 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 94%-owned subsidiary. We conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended January 29, 2011.

CONSOLIDATED RESULTS OF OPERATIONS

millions, except per share data	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
REVENUES
Merchandise sales and services	$9,565	$9,678	$29,603	$30,182

COSTS AND EXPENSES
Cost of sales, buying and occupancy	7,118	7,121	21,890	21,972
Gross margin dollars	2,447	2,557	7,713	8,210
Gross margin rate	25.6%	26.4%	26.1%	27.2%
Selling and administrative	2,676	2,630	7,879	7,791
Selling and administrative expense as a percentage of total revenues	28.0%	27.2%	26.6%	25.8%
Depreciation and amortization	219	219	664	661
(Gain) loss on sales of assets	11	—	(20)	(53)

Total costs and expenses	10,024	9,970	30,413	30,371

Operating loss	(459)	(292)	(810)	(189)
Interest expense	(75)	(77)	(232)	(213)
Interest and investment income	6	7	31	28
Other income (loss)	5	—	(3)	(9)

Loss before income taxes	(523)	(362)	(1,014)	(383)
Income tax benefit	98	147	271	151

Net loss	(425)	(215)	(743)	(232)
(Income) loss attributable to noncontrolling interests	4	(3)	6	(9)

NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(421)	$(218)	$(737)	$(241)

LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Diluted loss per share	$(3.95)	$(1.98)	$(6.89)	$(2.15)
Diluted weighted average common shares outstanding	106.5	109.9	107.0	112.3

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and format changes.

Beginning with the first quarter of 2011, we now include in comparable stores sales online sales from sears.com and kmart.com shipped directly to customers. These online sales increased 19% for the third quarter and 25% for the first nine months of 2011 compared to the prior year. The change resulted in a positive benefit of 38 basis points and 50 basis points to total domestic comparable sales for the third quarter and first nine months of 2011, respectively, predominately in the Sears Domestic segment.

Net Loss Attributable to Holdings’ Shareholders, Loss per Share Summary and Adjusted EBITDA

We recorded a net loss attributable to Holdings’ shareholders for the third quarter of $421 million, or $3.95 loss per diluted share, in 2011 and $218 million, or $1.98 loss per diluted share, in 2010. We recorded a net loss attributable to Holdings’ shareholders for the first nine months of the year of $737 million, or $6.89 loss per diluted share, in 2011 and $241 million, or $2.15 loss per diluted share, in 2010.

In addition to our net loss determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) measurement computed as net loss attributable to Sears Holdings Corporation appearing on the statements of operations excluding income (loss) attributable to noncontrolling interest, income tax benefit, interest and investment income, other (income) loss, interest expense, (gain) loss on sales of assets and depreciation and amortization. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

Adjusted EBITDA was determined as follows:

millions	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net loss attributable to SHC per statement of operations	$(421)	$(218)	$(737)	$(241)
Income (loss) attributable to noncontrolling interest	(4)	3	(6)	9
Income tax benefit	(98)	(147)	(271)	(151)
Interest expense	75	77	232	213
Interest and investment income	(6)	(7)	(31)	(28)
Other (income) loss	(5)	—	3	9

Operating loss	(459)	(292)	(810)	(189)
Depreciation and amortization	219	219	664	661
(Gain) loss on sales of assets	11	—	(20)	(53)

Before excluded items	(229)	(73)	(166)	419
Domestic pension expense	19	31	56	88
Closed store reserve and severance	23	4	65	13
Hurricane losses	9	—	9	—

Adjusted EBITDA as defined	$(178)	$(38)	$(36)	$520

% to revenues	(1.9)%	(0.4)%	(0.1)%	1.7%

Adjusted EBITDA for our segments are as follows:

millions	13 Weeks Ended
	Adjusted EBITDA		% To Revenues
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Kmart	$(68)	$(15)	(2.0)%	(0.4)%
Sears Domestic	(102)	(81)	(2.0)%	(1.6)%
Sears Canada	(8)	58	(0.7)%	5.0%

Total Adjusted EBITDA	$(178)	$(38)	(1.9)%	(0.4)%

millions	39 Weeks Ended
	Adjusted EBITDA		% To Revenues
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Kmart	$14	$133	0.1%	1.3%
Sears Domestic	(55)	206	(0.3)%	1.3%
Sears Canada	5	181	0.2%	5.4%

Total Adjusted EBITDA	$(36)	$520	(0.1)%	1.7%

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

The following tables set forth results of operations on a GAAP and “As Adjusted” basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the third quarter and first nine months of 2011 and 2010.

millions, except per share data	13 Weeks Ended October 29, 2011
	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to-Market Gains	Loss on Sales of Real Estate	Hurricane Losses	State Tax Valuation Allowance	As Adjusted
Cost of sales, buying and occupancy impact	$7,118	$—	$(14)	$—	$—	$—	$—	$7,104
Selling and administrative impact	2,676	(19)	(9)	—	—	(9)	—	2,639
Depreciation and amortization impact	219	—	—	—	—	—	—	219
Loss on sales of assets impact	11	—	—	—	(14)	—	—	(3)
Operating loss impact	(459)	19	23	—	14	9	—	(394)
Other income impact	5	—	—	(4)	—	—	—	1
Income tax benefit impact	98	(4)	(4)	1	(2)	(2)	100	187
Noncontrolling interest impact	4	—	—	—	(3)	—	—	1
After tax and noncontrolling interest impact	(421)	15	19	(3)	9	7	100	(274)
Diluted loss per share impact	$(3.95)	$0.14	$0.18	$(0.03)	$0.08	$0.07	$0.94	$(2.57)

millions, except per share data	13 Weeks Ended October 30, 2010
	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to-Market Losses	Canadian Dividend Tax Impact	As Adjusted
Cost of sales, buying and occupancy impact	$7,121	$—	$(3)	$—	$—	$7,118
Selling and administrative impact	2,630	(31)	(1)	—	—	2,598
Operating loss impact	(292)	31	4	—	—	(257)
Other income (loss) impact	—	—	—	(1)	—	(1)
Income tax benefit impact	147	(12)	(1)	—	9	143
Noncontrolling interest impact	(3)	—	—	—	—	(3)
After tax and noncontrolling interest impact	(218)	19	3	(1)	9	(188)
Diluted loss per share impact	$(1.98)	$0.18	$0.02	$(0.01)	$0.08	$(1.71)

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

millions, except per share data	39 Weeks Ended October 29, 2011
	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to-Market Gains	Net Gain on Sales of Real Estate	Hurricane Losses	State Tax Valuation Allowance	As Adjusted
Cost of sales, buying and occupancy impact	$21,890	$—	$(37)	$—	$—	$—	$—	$21,853
Selling and administrative impact	7,879	(56)	(28)	—	—	(9)	—	7,786
Depreciation and amortization impact	664	—	(8)	—	—	—	—	656
Gain on sales of assets impact	(20)	—	—	—	7	—	—	(13)
Operating loss impact	(810)	56	73	—	(7)	9	—	(679)
Other loss impact	(3)	—	—	6	—	—	—	3
Income tax benefit impact	271	(15)	(19)	(2)	3	(2)	100	336
Noncontrolling interest impact	6	—	—	—	(3)	—	—	3
After tax and noncontrolling interest impact	(737)	41	54	4	(7)	7	100	(538)
Diluted loss per share impact	$(6.89)	$0.38	$0.51	$0.04	$(0.07)	$0.07	$0.93	$(5.03)

millions, except per share data	39 Weeks Ended October 30, 2010
	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to-Market Losses	Gain on Sales of Real Estate	Canadian Dividend Tax Impact	As Adjusted
Cost of sales, buying and occupancy impact	$21,972	$—	$(5)	$—	$—	$—	$21,967
Selling and administrative impact	7,791	(88)	(8)	—	—	—	7,695
Gain on sales of assets impact	(53)	—	—	—	35	—	(18)
Operating loss impact	(189)	88	13	—	(35)	—	(123)
Other loss impact	(9)	—	—	1	—	—	(8)
Income tax benefit impact	151	(33)	(4)	—	14	9	137
Noncontrolling interest impact	(9)	—	—	—	—	—	(9)
After tax and noncontrolling interest impact	(241)	55	9	1	(21)	9	(188)
Diluted loss per share impact	$(2.15)	$0.49	$0.09	$0.01	$(0.19)	$0.09	$(1.66)

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

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

13-week period ended October 29, 2011 compared to the 13-week period ended October 30, 2010

Total Revenues and Comparable Store Sales

Total revenues decreased $113 million to $9.6 billion for the quarter ended October 29, 2011, as compared to total revenues of $9.7 billion for the quarter ended October 30, 2010. The decline in total revenue for the quarter was primarily a result of a 0.8% decrease in domestic comparable store sales and the effect of having fewer Kmart and Sears Full-line stores in operation. Additionally, Sears Canada had a 7.8% decline in comparable store sales, which was partially offset by an increase of $35 million due to changes in the Canadian foreign exchange rate.

The domestic comparable store sales decrease included declines of 0.9% at Kmart and 0.7% at Sears Domestic. The Kmart quarterly comparable store sales included a decrease in pharmacy, as more prescriptions were issued for generic drugs, as well as decreases in apparel and home, which were partially offset by an increase in the grocery and household category. Decreases in sales for the quarter at Sears Domestic were primarily driven by appliances and consumer electronics, and were partially offset by increases in apparel, including Lands’ End in Full-line Stores, and home.

Gross Margin

For the quarter, we generated gross margin of $2.4 billion in 2011 and $2.6 billion last year. The total decline in gross margin dollars of $110 million was primarily driven by decreases in the gross margin rate at Kmart, Sears Domestic and Sears Canada and included an increase of $10 million related to the impact of foreign currency exchange rates on gross margin at Sears Canada and a $14 million charge for markdowns recorded in connection with store closings announced during the third quarter of 2011.

Kmart’s gross margin rate declined 60 basis points mainly due to increased markdowns in apparel and home, as well as declines in other categories. Sears Domestic’s gross margin rate declined 50 basis points primarily due to reduced margins in the home appliance and consumer electronics categories, partially offset by improvements in apparel and home categories, and declines in home services. Sears Canada’s gross margin rate declined 290 basis points as a result of clearing inventory, due to an enhanced focus on improving inventory productivity.

Selling and Administrative Expenses

For the quarter, our selling and administrative expenses increased $46 million as compared to the third quarter in 2010. Selling and administrative expenses at Sears Canada increased $25 million from last year, and included an increase of $9 million related to the impact of foreign currency exchange rates. On a Canadian dollar basis, selling and administrative expenses increased by $16 million primarily due to severance expense incurred during the quarter, as well as increases in several other categories. Domestic selling and administrative expenses increased $21 million from last year due to an increase of $10 million in advertising expenses, $7 million in data processing and supplies expenses and increases in other expense categories, partially offset by a decrease of $12 million in payroll and benefit expenses.

Selling and administrative expenses for the third quarter of 2011 included domestic pension plan expense of $19 million, store closing costs and severance of $9 million and $9 million of hurricane losses. Selling and administrative expenses for the third quarter of 2010 included domestic pension plan expense of $31 million and store closing costs and severance of $1 million.

For the quarter, our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 28.0% in 2011 and 27.2% in 2010, and increased primarily as a result of the above noted increase in selling and administrative expenses, as well as the decline in revenues.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

Gain/Loss on Sales of Assets

We recorded total losses on sales of assets for the third quarter of 2011 of $11 million. We recorded no gains or losses on sales of assets for the third quarter of 2010. During the quarter, our Orchard Supply Hardware subsidiary executed a sales/leaseback transaction for one of their distribution facilities. This transaction generated proceeds of $21 million, and resulted in a loss of $14 million.

Operating Loss

We recorded operating losses for the quarter of $459 million in 2011 and $292 million in 2010. The increase in our operating loss of $167 million was primarily the result of a decline in our gross margin dollars, given lower overall sales, and a decline in our gross margin rate of 80 basis points and an increase in selling and administrative expenses. Operating loss for the third quarter of 2011 included expenses of $65 million related to domestic pension plans, store closings and severance, losses on sale of assets and hurricane losses. Our operating loss for the third quarter of 2010 included expenses of $35 million related to domestic pension plans and store closings and severance.

Other Income

Other income is primarily comprised of mark-to-market and settlement gains on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net mark-to-market and settlement gains of $5 million were recorded on these transactions in the third quarter of 2011, compared to a gain of $1 million in the third quarter of 2010.

Income Tax Benefit

Our effective tax benefit rate for the third quarter was a benefit of 18.7% in 2011 and a benefit of 40.6% in 2010. The decrease in our tax benefit rate was primarily due to a non-cash charge of $100 million related to a valuation allowance against certain state income deferred tax assets.

39-week period ended October 29, 2011 compared to the 39-week period ended October 30, 2010

Total Revenues and Comparable Store Sales

For the first nine months of 2011, total revenues decreased $579 million, or 1.9%, to $29.6 billion, as compared to total revenues of $30.2 billion for the first nine months of 2010. The decline in total revenue for the first nine months was primarily a result of a 1.7% decrease in domestic comparable store sales and the effect of having fewer Kmart and Sears Full-line stores in operation. Additionally, Sears Canada had a 7.6% decline in comparable store sales, which was partially offset by an increase of $176 million due to changes in the Canadian foreign exchange rate.

The domestic comparable store sales decrease included a decrease at Sears Domestic of 2.4% and a decrease at Kmart of 0.9%. Decreases in sales for the first nine months of 2011 at Sears Domestic were primarily driven by decreases in the appliances and consumer electronics categories, and were partially offset by an increase in the home category. Kmart comparable store sales included a decrease in pharmacy, as more prescriptions were issued for generic drugs, as well as decreases in apparel, home and lawn and garden, which were partially offset by an increase in the tools and paint category.

Gross Margin

For the first nine months of the year, we generated gross margin of $7.7 billion in 2011 and $8.2 billion last year. The total decline in gross margin dollars of $497 million was primarily driven by decreases in gross margin rate

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

at Kmart, Sears Domestic and Sears Canada and included an increase of $52 million related to the impact of foreign currency exchange rates on gross margin at Sears Canada. The first nine months also included $37 million and $5 million charge for markdowns recorded in connection with store closings announced during the first nine months of 2011 and 2010, respectively.

Sears Domestic’s gross margin rate declined 120 basis points mainly due to reduced margins in the home appliance, consumer electronics and apparel categories, and declines in home services. Kmart’s gross margin rate declined 80 basis points mainly due to increased promotional and clearance markdowns in apparel, as well as declines in other categories. Sears Canada’s gross margin rate declined 160 basis points as a result of clearing inventory, due to an enhanced focus on improving inventory productivity.

Selling and Administrative Expenses

For the first nine months of 2011, our selling and administrative expenses increased $88 million as compared to the first nine months in 2010. Selling and administrative expenses at Sears Canada increased $116 million from last year, and included an increase of $46 million related to the impact of foreign currency exchange rates. On a Canadian dollar basis, selling and administrative expenses increased by $70 million primarily due to increased investment in strategic projects and severance expense. This increase was partially offset by reductions in domestic expenses. The decrease in domestic expenses was mainly due to a decrease of $57 million in advertising expenses, partially offset by an increase of $29 million in payroll and benefit expenses and increases in other expense categories.

Selling and administrative expenses for the first nine months of 2011 included domestic pension plan expense of $56 million, store closing costs and severance of $28 million and $9 million of hurricane losses. Selling and administrative expenses for the first nine months of 2010 included domestic pension plan expense of $88 million and store closing costs and severance of $8 million.

Our selling and administrative expense rate was 26.6% for the first nine months of 2011, as compared to 25.8% for the first nine months of 2010, and increased primarily as a result of the above noted increase in selling and administrative expenses, as well as the decline in revenues.

Gain on Sales of Assets

We recorded total net gains on sales of assets for the first nine months of $20 million in 2011 and $53 million in 2010. Gains on sales of assets for the first nine months in 2011 included a gain of $21 million recognized on the sale of two stores in California operated under The Great Indoors format and a loss of $14 million recognized on the sales/leaseback of an Orchard Supply Hardware distribution facility. Gains on sales of assets for the first nine months in 2010 included the recognition of a previously deferred gain on sales of assets. We sold a Sears Auto Center in October 2006, at which time we leased back the property for a period of time. Given the terms of the contract, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. We closed our operations at this location during the first quarter of 2010 and, as a result, recognized a gain of $35 million on this sale at that time.

Operating Loss

For the first nine months, we reported operating losses of $810 million in 2011 and $189 million in 2010. The increase in our operating loss of $621 million was primarily the result of a decline in our gross margin dollars, given lower overall sales and a decline in our gross margin rate of 110 basis points and an increase in selling and administrative expenses. Holdings’ operating loss for the first nine months of 2011 included the above-noted expenses of $138 million related to domestic pension plans, store closings and severance and hurricane losses, as

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

well as a net gain on sale of assets of $7 million. Our operating loss for the first nine months of 2010 included the above-noted expenses of $101 million related to domestic pension plans and store closings and severance, as well as a gain on sale of assets of $35 million.

Interest Expense

We incurred $232 million and $213 million in interest expense during the first nine months of 2011 and 2010, respectively. The increase is due to higher average outstanding borrowing as a result of our $1.25 billion senior secured notes offering in October 2010, partially offset by repayment of debt by SHC and Sears Canada.

Other Loss

Other loss is primarily comprised of mark-to-market and settlement losses on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net mark-to-market and settlement losses of $2 million and $10 million were recorded on these transactions in the first nine months of 2011 and 2010, respectively.

Income Tax Benefit

Our effective tax benefit rate for the first nine months was a benefit of 26.7% in 2011 and a benefit of 39.4% in 2010. The decrease in our tax benefit rate was primarily due to a non-cash charge of $100 million related to a valuation allowance against certain state income deferred tax assets. Our income tax benefit during the first nine months of 2010 included income tax expense of $9 million related to the tax impact of dividends received from Sears Canada.

SEGMENT OPERATIONS

The following discussion of our business segment results is organized into three reportable segments: Kmart, Sears Domestic and Sears Canada.

Kmart

Kmart results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Merchandise sales and services	$3,343	$3,381	$10,446	$10,594

Cost of sales, buying and occupancy	2,578	2,586	8,011	8,043
Gross margin dollars	765	795	2,435	2,551
Gross margin rate	22.9%	23.5%	23.3%	24.1%
Selling and administrative	838	814	2,436	2,426
Selling and administrative expense as a percentage of total revenues	25.1%	24.1%	23.3%	22.9%
Depreciation and amortization	37	37	111	109
Gain on sales of assets	(2)	—	(9)	(6)

Total costs and expenses	3,451	3,437	10,549	10,572

Operating income (loss)	$(108)	$(56)	$(103)	$22

Adjusted EBITDA	$(68)	$(15)	$14	$133
Number of stores			1,309	1,312

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

13-week period ended October 29, 2011 compared to the 13-week period ended October 30, 2010

Total Revenues and Comparable Store Sales

For the quarter, Kmart’s total sales decreased by $38 million, while comparable store sales decreased 0.9%. The decline in revenue was primarily due to a decline in comparable store sales and the impact of Kmart having fewer stores in operation during the third quarter of 2011. Comparable store sales included a decrease in pharmacy, as more prescriptions were issued for generic drugs, as well as decreases in apparel and home, which were partially offset by an increase in the grocery and household category.

Gross Margin

For the quarter, Kmart generated $765 million in gross margin in 2011 and $795 million in 2010. The decrease in gross margin dollars of $30 million was primarily driven by a decline in the gross margin rate during the third quarter of 2011 and included charges of $4 million and $3 million for markdowns recorded in connection with store closings announced during the third quarter of 2011 and 2010, respectively.

Kmart’s gross margin rate for the quarter was 22.9% in 2011 and 23.5% in 2010. The decline of 60 basis points was mainly due to increased promotional and clearance markdowns in apparel and home, as well as declines in other categories.

Selling and Administrative Expenses

For the quarter, Kmart’s selling and administrative expenses increased $24 million as compared to the third quarter in 2010. The increase is mainly due to an increase of $26 million in advertising expenses, partially offset by a decrease of $5 million in payroll and benefit expenses and decreases in other expense categories. Selling and administrative expenses included store closing costs and severance of $1 million in 2011 and $1 million in 2010.

Kmart’s selling and administrative expense rate for the quarter was 25.1% in 2011 and 24.1% in 2010, and increased as a result of the above noted increase in selling and administrative expenses, as well as the decline in revenues.

Operating Loss

For the quarter, Kmart recorded operating losses of $108 million in 2011 and $56 million in 2010. Kmart’s operating loss increased primarily as a result of lower gross margin dollars, driven by an decrease in the gross margin rate, and an increase in selling and administrative expenses. Kmart’s operating income for the third quarter included expenses related to store closing costs and severance of $5 million in 2011 and $4 million in 2010.

39-week period ended October 29, 2011 compared to the 39-week period ended October 30, 2010

Total Revenues and Comparable Store Sales

For the first nine months of 2011, Kmart’s total sales decreased by $148 million, while comparable store sales decreased 0.9%. The decline in revenue was also due to the impact of Kmart having fewer stores in operation during the first nine months of 2011. The decrease in comparable store sales was primarily driven by a decrease in pharmacy, as more prescriptions were issued for generic drugs, as well as deceases in apparel, home and lawn and garden, which were partially offset by an increase in the tools and paint category.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

Gross Margin

For the first nine months of the year, Kmart generated $2.4 billion in gross margin in 2011 and $2.6 billion in 2010. The $116 million decrease was primarily due to a decline in the gross margin rate during the first nine months of 2011 and included charges of $11 million and $4 million for markdowns recorded in connection with store closings announced during the first nine months of 2011 and 2010, respectively.

Kmart’s gross margin rate for the first nine months of the year was 23.3% in 2011 and 24.1% in 2010. The decline of 80 basis points was mainly due to increased promotional and clearance markdowns in apparel, as well as declines in other categories.

Selling and Administrative Expenses

For the first nine months of the year, Kmart’s selling and administrative expenses increased $10 million as compared to the first nine months in 2010. The increase is mainly due to an increase of $18 million in advertising expenses and $9 million in payroll and benefit expenses, partially offset by a decrease of $18 million in insurance expenses and decreases in other expense categories. Selling and administrative expenses were impacted by store closing costs and severance of $4 million in 2011 and $4 million in 2010.

Kmart’s selling and administrative expense rate for the first nine months of the year was 23.3% in 2011 and 22.9% in 2010, and increased in 2011 primarily as a result of Kmart’s decline in revenues.

Operating Income

For the first nine months of 2011, Kmart recorded an operating loss of $103 million, as compared to operating income of $22 million for the first nine months of 2010. The decrease in Kmart’s operating income was primarily the result of a decline in gross margin dollars, driven by the decline in the gross margin rate and revenues, and an increase in selling and administrative expenses. Kmart’s operating income for the first nine months included expenses related to store closing costs and severance of $15 million in 2011 and $8 million in 2010.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

Sears Domestic

Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Merchandise sales and services	$5,114	$5,142	$15,860	$16,251

Cost of sales, buying and occupancy	3,729	3,723	11,521	11,596
Gross margin dollars	1,385	1,419	4,339	4,655
Gross margin rate	27.1%	27.6%	27.4%	28.6%
Selling and administrative	1,528	1,531	4,504	4,542
Selling and administrative expense as a percentage of total revenues	29.9%	29.8%	28.4%	27.9%
Depreciation and amortization	155	159	475	479
(Gain) loss on sales of assets	13	—	(11)	(47)

Total costs and expenses	5,425	5,413	16,489	16,570

Operating income (loss)	$(311)	$(271)	$(629)	$(319)

Adjusted EBITDA	$(102)	$(81)	$(55)	$206
Number of:
Full-line stores(1)			868	894
Specialty stores			1,384	1,340

Total Domestic Sears Stores			2,252	2,234

(1)	The period ended October 29, 2011 included 833 Full-line stores and 35 Sears Essentials/Grand stores;

The period ended October 30, 2010 included 842 Full-line stores and 52 Sears Essentials/Grand stores

13-week period ended October 29, 2011 compared to the 13-week period ended October 30, 2010

Total Revenues and Comparable Store Sales

For the quarter, Sears Domestic’s total sales decreased by $28 million, while comparable store sales decreased 0.7%. The decline in revenue is mainly due to a decline in comparable store sales and the impact of having fewer Sears Full-line stores in operation during the third quarter of 2011. The decrease in comparable store sales was primarily driven by decreases in the appliances and consumer electronics categories, and were partially offset by increases in apparel, including Lands’ End in Full-line Stores, and home.

Gross Margin

For the quarter, Sears Domestic generated gross margin dollars of $1.4 billion in 2011 and $1.4 billion in 2010. The decrease of $34 million was mainly a result of a decline in the gross margin rate during the third quarter of 2011 and included charges of $10 million for markdowns recorded in connection with store closings announced during the third quarter of 2011. No store closings were announced during the third quarter of 2010.

Sears Domestic’s gross margin rate during the third quarter was 27.1% in 2011 and 27.6% in 2010. The decline of 50 basis points was mainly due to reduced margins in the home appliance and consumer electronics categories, partially offset by improvements in apparel and home categories, and declines in home services.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

Selling and Administrative Expenses

For the quarter, Sears Domestic’s selling and administrative expenses decreased $3 million. The decrease was mainly due to decreases of $7 million in payroll and benefit expenses and $16 million in advertising expenses, partially offset by an increase of $7 million in data processing and supplies expenses and increases in other expense categories. Selling and administrative expenses for the third quarter of 2011 were also impacted by domestic pension plan expense of $19 million, store closing costs and severance of $3 million and hurricane losses of $9 million. Selling and administrative expenses for the third quarter of 2010 were also impacted by domestic pension plan expense of $31 million.

Sears Domestic’s selling and administrative expense rate for the quarter was 29.9% in 2011 and 29.8% in 2010, and increased primarily due to the above noted declines in sales.

Operating Loss

For the quarter, Sears Domestic reported operating losses of $311 million in 2011 and $271 million in 2010. Sears Domestic’s operating loss increased primarily as a result of lower gross margin dollars, driven by a decline in gross margin rate and revenues. Sears Domestic’s operating loss for the third quarter included expenses related to domestic pension plans, store closing costs and severance and hurricane losses of $31 million in 2011 and expenses related to domestic pension plans of $31 million in 2010.

39-week period ended October 29, 2011 compared to the 39-week period ended October 30, 2010

Total Revenues and Comparable Store Sales

For the first nine months of the year, Sears Domestic’s total sales decreased by $391 million to $15.9 billion, while comparable store sales decreased 2.4%. The decline in revenue is mainly due to the decrease in comparable store sales, as well as the impact of having fewer Sears Full-line stores in operation. The decrease in comparable store sales was primarily driven by decreases in the appliances and consumer electronics categories, and were partially offset by an increase in the home category.

Gross Margin

For the first nine months of the year, Sears Domestic generated $4.3 billion in gross margin dollars in 2011 and $4.7 billion in 2010. The decrease of $316 million was mainly a result of a decline in Sears Domestic’s gross margin rate during the first nine months of 2011 and included a charge of $26 million for markdowns recorded in connection with store closings. Gross margin for the first nine months of 2010 included a $1 million charge for markdowns recorded in connection with store closings.

Sears Domestic’s gross margin rate during the first nine months of the year was 27.4% in 2011 and 28.6% in 2010. The decline of 120 basis points was mainly due to reduced margins in the home appliance, consumer electronics and apparel categories, and declines in home services.

Selling and Administrative Expenses

For the first nine months of the year, Sears Domestic’s selling and administrative expenses decreased $38 million. The decrease was mainly due to decreases of $75 million in advertising expenses, partially offset by an increase of $20 million in payroll and benefit expenses and increases in other expense categories. Selling and administrative expenses included domestic pension plan expense of $56 million in 2011 and $88 million in 2010, store closing costs and severance of $19 million in 2011 and $4 million in 2010 and hurricane losses of $9 million in 2011.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

Sears Domestic’s selling and administrative expense rate for the first nine months of the year was 28.4% in 2011 and 27.9% in 2010, and increased due to the above noted declines in sales.

Gain on Sales of Assets

Sears Domestic recorded total net gains on sales of assets for the first nine months of the year of $11 million in 2011 and $47 million in 2010. The gains on sales of assets in 2011 included a gain of $21 million recognized on the sale of two stores in California operated under The Great Indoors format and a loss of $14 million recognized on the sales/leaseback of a distribution facility. The gains on sales of assets in 2010 was due to the recognition of a previously deferred gain from the October 2006 sale of one of our Sears Auto Centers. At the time of the sale, we leased back the property for a period of time. Given the terms of the contract, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. We closed our operations at this location during the first quarter of 2010 and, as a result, recognized a gain of $35 million on this sale at that time.

Operating Loss

For the first nine months of the year, Sears Domestic reported an operating loss of $629 million in 2011 and $319 million in 2010. The increase in Sears Domestic’s operating loss was primarily the result of lower gross margin dollars, driven by a decline in gross margin rate and revenues, partially offset by a reduction in selling and administrative expenses. Sears Domestic’s operating loss for the first nine months included expenses related to domestic pension plans and store closing costs and severance of $101 million in 2011 and $93 million in 2010 and hurricane losses of $9 million in 2011.

Sears Canada

Sears Canada, a consolidated 94%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. Sears Canada results and key statistics were as follows:

millions, except number of stores	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Merchandise sales and services	$1,108	$1,155	$3,297	$3,337

Cost of sales, buying and occupancy	811	812	2,358	2,333
Gross margin dollars	297	343	939	1,004
Gross margin rate	26.8%	29.7%	28.5%	30.1%
Selling and administrative	310	285	939	823
Selling and administrative expense as a percentage of total revenues	28.0%	24.7%	28.5%	24.7%
Depreciation and amortization	27	23	78	73

Total costs and expenses	1,148	1,120	3,375	3,229

Operating income (loss)	$(40)	$35	$(78)	$108

Adjusted EBITDA	$(8)	$58	$5	$181
Number of:
Full-line stores			122	122
Specialty stores			378	334

Total Sears Canada Stores			500	456

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

13-week period ended October 29, 2011 compared to the 13-week period ended October 30, 2010

Total Revenues

Sears Canada’s total revenues decreased $47 million for the third quarter of 2011, as compared to the same period last year and included a $35 million increase due to the impact of exchange rates during the quarter. On a Canadian dollar basis, revenues decreased by $82 million, due to a 7.8% decline in comparable stores sales driven by weaker consumer spending in Canada and aggressive competition, the effects of the strong Canadian dollar motivating consumers to cross-border shop and higher cost of staples such as fuel and food, which have cut into Canadian discretionary income. These conditions led to a decline in big ticket items, which was partially offset by an increase in home furnishings.

Gross Margin

Total gross margin dollars for the third quarter decreased $46 million in 2011 and included a $10 million increase due to the impact of exchange rates during the quarter. Gross margin decreased $56 million on a Canadian dollar basis as a result of a decline in gross margin rate. For the quarter, Sears Canada’s gross margin rate declined 290 basis points to 26.8%, from 29.7% in 2010, as a result of clearing inventory, due to an enhanced focus on improving inventory productivity.

Selling and Administrative Expenses

For the third quarter of 2011, Sears Canada’s selling and administrative expenses increased $25 million, including an increase of $9 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses increased by $16 million primarily due to severance expense incurred during the quarter, as well as increases in several other categories.

Sears Canada’s selling and administrative expense rate for the quarter was 28.0% in 2011 and 24.7% in 2010, and increased primarily due to the above noted increase in expenses.

Operating Income

Sears Canada recorded an operating loss of $40 million in 2011 and operating income of $35 million in 2010. The $75 million decline in operating income primarily reflects the above noted declines, on a Canadian dollar basis, in sales and gross margin, and the increase in selling and administrative expenses.

39-week period ended October 29, 2011 compared to the 39-week period ended October 30, 2010

Total Revenues

Sears Canada’s total revenues decreased $40 million for the first nine months of 2011, as compared to the same period last year and included a $176 million increase due to the impact of exchange rates during the first nine months of 2011. On a Canadian dollar basis, revenues decreased by $216 million, due to a 7.6% decline in comparable stores sales driven by weaker consumer spending in Canada and aggressive competition, the effects of the strong Canadian dollar motivating consumers to cross-border shop and higher cost of staples such as fuel and food, which have cut into Canadian discretionary income. These conditions led to a decline in big ticket items, which was partially offset by an increase in home furnishings.

Gross Margin

Total gross margin dollars for the first nine months of 2011 decreased $65 million and included a $52 million increase due to the impact of exchange rates during this period. Gross margin decreased $117 million on a

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

Canadian dollar basis primarily as a result of a decline in gross margin rate. For the first nine months of 2011, Sears Canada’s gross margin rate decreased 160 basis points to 28.5%, from 30.1% in 2010, as a result of clearing inventory, due to an enhanced focus on improving inventory productivity.

Selling and Administrative Expenses

For the first nine months of 2011, Sears Canada’s selling and administrative expenses increased $116 million, and included an increase of $46 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses increased by $70 million primarily due to increased investment in strategic projects and severance expense.

Sears Canada’s selling and administrative expense rate for the first nine months of the year was 28.5% in 2011 and 24.7% in 2010, and increased primarily due to the above noted increase in expenses.

Operating Income/Loss

Sears Canada recorded an operating loss of $78 million in 2011 and operating income of $108 million in 2010. The $186 million decrease in operating income primarily reflects the above noted declines, on a Canadian dollar basis, in sales, gross margin, and the increase in selling and administrative expenses.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash Balances

Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of October 29, 2011, October 30, 2010 and January 29, 2011 are detailed in the following table.

millions	October 29, 2011	October 30, 2010	January 29, 2011
Domestic
Cash and equivalents	$210	$263	$465
Cash posted as collateral	21	11	325
Credit card deposits in transit	219	247	169

Total domestic cash and cash equivalents	450	521	959
Sears Canada	174	269	416

Total cash and cash equivalents	624	790	1,375
Restricted cash	8	16	15

Total cash balances	$632	$806	$1,390

We had total cash balances of $632 million at October 29, 2011, $806 million at October 30, 2010 and $1.4 billion at January 29, 2011. Primary uses of cash during the first nine months of 2011 included $326 million for capital expenditures, contributions to our pension and post-retirement benefit plans of $323 million, $163 million for share repurchases, and working capital needs. These uses of cash were funded by a net increase in borrowings of $1.0 billion.

At various times, we have posted cash collateral for certain outstanding letters of credit and self-insurance programs. Such cash collateral is classified within cash and cash equivalents given we have the ability to substitute letters of credit at any time for this cash collateral and it is therefore readily available to us.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

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

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $91 million, $109 million and $122 million as of October 29, 2011, October 30, 2010 and January 29, 2011, respectively.

Operating Activities

During the first nine months of 2011, Holdings used $1.3 billion of cash in its operations compared to $1.2 billion used in the first nine months of 2010. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used more cash in operations in the first nine months of 2011 than the first nine months of last year mainly as a result of an increase in our net loss and an increase in contributions to our pension and post-retirement benefit plans partially offset by a decrease in other working capital needs.

Merchandise inventories were $11.1 billion at October 29, 2011 and $11.2 billion at October 30, 2010. Merchandise payables were $4.5 billion at October 29, 2011 and $4.6 billion at October 30, 2010. Our Domestic inventory balances decreased approximately $55 million from $10.2 billion at October 30, 2010. The decrease was primarily at Sears Domestic and was due to decreases in the consumer electronics, appliances and home categories, partially offset by increased apparel inventory at both Lands’ End and Kmart. Sears Canada’s inventory levels decreased approximately $70 million from October 30, 2010 to $924 million at October 29, 2011 primarily due to the clearing inventory, due to an enhanced focus on improving inventory productivity.

Investing Activities

For the first nine months of 2011, we used $326 million of cash for capital expenditures compared to $311 million used during the first nine months of 2010. These uses of cash were partially offset by proceeds from the sales of property of $66 million in the first nine months of 2011 compared to $16 million during the first nine months of 2010.

Financing Activities

During the first nine months of 2011, short-term borrowings increased by approximately $1.6 billion, while long-term debt decreased by $622 million. During the first nine months of 2010, we issued $1.25 billion of senior secured notes, made repayments on long-term debt of $468 million, and increased our short-term borrowings by $643 million.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

Our outstanding borrowings as of October 29, 2011, October 30, 2010 and January 29, 2011 were as follows:

millions	October 29, 2011	October 30, 2010	January 29, 2011
Short-term borrowings:
Unsecured commercial paper	$350	$497	$360
Secured borrowings	1,652	471	—
Long-term debt, including current portion:
Notes and debentures outstanding	2,003	2,461	2,575
Capitalized lease obligations	547	608	597

Total borrowings	$4,552	$4,037	$3,532

During the 39-week period ended October 29, 2011, we repurchased 2.2 million of our common shares at a total cost of $163 million under our share repurchase program. At October 29, 2011, we had $524 million of remaining authorization under our common share repurchase program. The share repurchase program, authorized by our Board of Directors, has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods. During the 39-week period ended October 30, 2010, we repurchased 4.3 million of our common shares at a total cost of $317 million under our share repurchase program. We have repurchased approximately 57.8 million of our common shares at a total cost of $6.0 billion since the third quarter of 2005, when Holdings’ repurchase plan was first approved.

During the first quarter of 2010, we increased our controlling interest in Sears Canada to 90%, from 73%, by acquiring approximately 19 million common shares. We paid a total of $560 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards on noncontrolling interests.

During the first three quarters of 2010, Sears Canada declared and paid cash dividends of $7.00 Canadian per common share, or approximately $754 million Canadian ($708 million U.S.). The dividends were paid during the second and third quarters of 2010. Accordingly, Sears Canada paid $69 million to noncontrolling shareholders during the first three quarters of 2010 in connection with these dividends.

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

Our corporate family debt ratings at October 29, 2011 appear in the table below:

Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
Ba3	B+	B

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

Unsecured Commercial Paper

We borrow through the commercial paper markets. At October 29, 2011, we had outstanding commercial paper borrowings of $350 million, of which $220 million were held by ESL Investments, Inc. (together with its affiliated funds, “ESL”), including $100 million held by ESL for the benefit of Edward S. Lampert. See Note 14 for further discussion of these borrowings.

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

At October 29, 2011, we had $1.7 billion of borrowings and $622 million of letters of credit outstanding under the Amended Domestic Credit Agreement. As a result, our availability under the agreement was $1.0 billion at October 29, 2011. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

Senior Secured Notes

In October 2010, we sold $1 billion aggregate principal amount of senior secured notes (the “Notes”), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company’s domestic pension plan in a private placement. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

“Collateral”). The lien that secures the Notes is junior in priority to the lien on such assets that secures obligations under the Amended Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under the Original Domestic Credit Agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Notes at a premium based on the “Treasury Rate” as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.

Sears Canada Credit Agreement

In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on substantially all of Sears Canada’s non-real estate assets. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At October 29, 2011, we had no borrowings and $6 million of letters of credit outstanding under the Sears Canada Facility. Availability under this agreement, given total borrowings and letters of credit, was approximately $800 million ($794 million Canadian) at October 29, 2011.

Letters of Credit Facility

On January 20, 2011, we and certain of our subsidiaries entered into a letter of credit facility (the “LC Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which Wells Fargo may, on a discretionary basis and with no commitment, agree to issue standby letters of credit upon our request in an aggregate amount not to exceed $500 million for general corporate purposes. Any letters of credit issued under the LC Facility are secured by a first priority lien on cash placed on deposit at Wells Fargo pursuant to a pledge and security agreement in an amount equal to 103% of the face value of all issued and outstanding letters of credit. The LC Facility has a term ending on January 20, 2014, unless terminated sooner pursuant to its terms. Wells Fargo may, in its sole discretion, terminate the LC Facility at any time. On October 29, 2011, we had no letters of credit outstanding under the facility. We may replace any letters of credit issued under our LC Facility with letters of credit issued under the Amended Domestic Credit Agreement and as such, any cash collateral is considered unrestricted cash.

Domestic Pension Plan Funding

We currently expect our contributions to our domestic pension plans to be approximately $350 million in 2011 and $315 million in 2012, though the ultimate amount of pension contributions could be affected by further changes in the applicable regulations and financial market and investment performance.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

Critical Accounting Policies

Our critical accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 as supplemented by the following paragraph.

Goodwill

The Company performs its annual goodwill impairment tests as of November 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units based on each reporting unit’s operating results for the nine months ended October 29, 2011 compared to expected results as of November 30, 2010. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in last year’s impairment analysis, could be impacted by changes in market conditions, economic events and reporting unit operating results. Based on this interim assessment, management concluded that as of October 29, 2011, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Significant changes in global economic conditions and reporting unit operating results could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material goodwill impairment charge at our next annual measurement date.

Income Taxes

The Company continues to monitor its operating performance and evaluate the likelihood of the future realization of its deferred federal and state tax assets. Realization of these deferred tax assets depends on achieving a certain level of future taxable income. Although the Company currently believes that the achievement of the required future taxable income, based upon our current forecast, is more likely than not, it is at least reasonably possible that this belief could change in the near term, if we do not achieve this forecast, requiring the establishment of additional valuation allowances.

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

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

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

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. All debt securities and interest-rate derivative instruments are considered non-trading. At October 29, 2011, 49% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at October 29, 2011, which totaled approximately $2.2 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $22 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

At October 29, 2011, we had a foreign currency forward contract outstanding, totaling $629 million Canadian notional value and with a weighted average remaining life of 0.7 year, designed to hedge our net investment in Sears Canada against adverse changes in exchange rates. The fair value of the forward contract at October 29, 2011 was $14 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar at October 29, 2011, with all other variables held constant, would have resulted in a fair value of this contract of approximately $8 million at October 29, 2011, a decrease of $6 million. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had no cash collateral posted under our contract at October 29, 2011.

SEARS HOLDINGS CORPORATION

13 and 39 Weeks Ended October 29, 2011 and October 30, 2010

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated collar contracts for a portion of its expected requirements. At October 29, 2011, these contracts had a notional value of approximately $57 million and a weighted average remaining life of 0.1 year. The aggregate fair value of the collar contracts at October 29, 2011 was negative $1 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar at October 29, 2011, with all other variables held constant, would have resulted in a fair value for these contracts of approximately negative $2 million at October 29, 2011, a decrease of $1 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock we acquired during the third quarter of 2011. During the 13 weeks ended October 29, 2011, we repurchased 0.2 million of our common shares at a total cost of $9 million under our common share repurchase program. At October 29, 2011, we had $524 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 31, 2011 to August 27, 2011	164,182	$52.62	163,783	$52.58
August 28, 2011 to October 1, 2011	5,578	53.48	3,326	52.61
October 2, 2011 to October 29, 2011	—	—	—	—

Total	169,760	$52.65	167,109	$52.58	$524,231,798

(1)	Included 2,651 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. These shares were acquired during the quarter as follows:

July 31, 2011 to August 27, 2011	399
August 28, 2011 to October 1, 2011	2,252
October 2, 2011 to October 29, 2011	—

Total	2,651

(2)

Our common share repurchase program was initially announced on September 14, 2005 and has a total authorization since inception of the program of $6.5 billion, including the authorizations to purchase up to an additional $500 million of common stock on each of December 17, 2009 and May 2, 2011. The program has no stated expiration date.

SEARS HOLDINGS CORPORATION

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

SEARS HOLDINGS CORPORATION (Registrant)

November 17, 2011	By	/S/ WILLIAM K. PHELAN
William K. Phelan Senior Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated December 2, 2009, filed on December 4, 2009 (File No. 000-51217)).

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 Weeks Ended October 29, 2011 and October 30, 2010; (ii) the Condensed Consolidated Balance Sheets (Unaudited) as of October 29, 2011, October 30, 2010 and January 29, 2011; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended October 29, 2011 and October 30, 2010; (iv) the Condensed Consolidated Statements of Equity (Unaudited) for the 39 Weeks Ended October 29, 2011 and October 30, 2010; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1