Form 10-Q/A
period 2011-10-29
SEARS HOLDINGS CORP
filed 2011-11-18
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011 (“Form 10-Q/A”), initially filed with the United States Securities and Exchange Commission on November 17, 2011, is being filed for the sole purpose of refiling Exhibit 32 to correct a clerical error. No other changes have been made to the Quarterly Report on Form 10-Q and this amendment does not reflect events that may have occurred subsequent to the original filing time.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-Q/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

SEARS HOLDINGS CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION (Registrant)

November 18, 2011	By	/S/ WILLIAM K. PHELAN
William K. Phelan Senior Vice President and Controller (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated December 2, 2009, filed on December 4, 2009 (File No. 000-51217)).

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 Weeks Ended October 29, 2011 and October 30, 2010; (ii) the Condensed Consolidated Balance Sheets (Unaudited) as of October 29, 2011, October 30, 2010 and January 29, 2011; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended October 29, 2011 and October 30, 2010; (iv) the Condensed Consolidated Statements of Equity (Unaudited) for the 39 Weeks Ended October 29, 2011 and October 30, 2010; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.
**	Previously furnished. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1