Form 10-K
period 2012-01-28
SEARS HOLDINGS CORP
filed 2012-03-14
CIK 1310067

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 28, 2012

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 25, 2012, the Registrant had 106,403,841 common shares outstanding. The aggregate market value (based on the closing price of the Registrant’s common shares for stocks quoted on the NASDAQ Global Select Market) of the Registrant’s common shares owned by non-affiliates (which are assumed, solely for the purpose of this calculation, to be stockholders other than (i) directors and executive officers of the Registrant and (ii) any person known by the Registrant to beneficially own five percent or more of the Registrant’s common shares), as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.6 billion.

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement relating to our Annual Meeting of Stockholders to be held on May 2, 2012 (the “2012 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I

Item 1.	Business

General

Sears Holdings Corporation (“Holdings”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings (together with its subsidiaries, “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”) on March 24, 2005. We are a broadline retailer with 2,172 full-line and 1,338 specialty retail stores in the United States operating through Kmart and Sears and 500 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 95%-owned subsidiary.

Business Segments

During 2011, we operated three reportable segments: Kmart, Sears Domestic and Sears Canada. Financial information, including revenues, operating income (loss), total assets and capital expenditures for each of these business segments is contained in Note 17 of Notes to Consolidated Financial Statements. Information regarding the components of revenue for Holdings is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as Note 17.

Kmart

At January 28, 2012, Holdings operated a total of 1,305 Kmart stores across 49 states, Guam, Puerto Rico, and the U.S. Virgin Islands. This store count consists of 1,279 discount stores, averaging 94,000 square feet, and 26 Super Centers, averaging 169,000 square feet, and includes 60 Kmart stores that we plan to close in the first half of 2012. Most Kmart stores are one-floor, free-standing units that carry a wide array of products across many merchandise categories, including consumer electronics, seasonal merchandise, outdoor living, toys, lawn and garden equipment, food and consumables and apparel, including products sold under such well-known labels as Jaclyn Smith and Joe Boxer, and certain proprietary Sears brand products (such as Kenmore, Craftsman, and DieHard) and services. Beginning in 2011, we now offer an assortment of major appliances, including Kenmore-branded products, in virtually all of our locations. There are 978 Kmart stores that also operate in-store pharmacies. The Super Centers generally operate 24 hours a day and combine a full-service grocery along with the merchandise selection of a discount store. There are also 22 Sears Auto Centers operating in Kmart stores. Sears Auto Centers offer a variety of professional automotive repair and maintenance services, as well as a full assortment of automotive accessories. Kmart continues to offer its layaway program, which allows customers to cost-effectively finance their purchases. In addition, we have expanded the ways our customers can receive their purchases, allowing our customers to buy online and pick up in store. This service, powered by MyGofer, is now available in over 900 Kmart stores via either myGofer.com or kmart.com. Kmart also sells its products through its kmart.com website.

Sears Domestic

At January 28, 2012, Sears Domestic operations consisted of the following:

•

Full-line Stores—867 broadline stores, of which 834 are full-line stores located across all 50 states and Puerto Rico. These stores are primarily mall-based locations averaging 134,000 square feet, and include 34 stores that we plan to close in the first half of 2012. Full-line stores offer a wide array of products and service offerings across many merchandise categories, including appliances, consumer electronics, tools, sporting goods, outdoor living, lawn and garden equipment, certain automotive services and products, such as tires and batteries, home fashion products, as well as apparel, footwear, jewelry and accessories for the whole family. Our product offerings include our proprietary Kenmore, Craftsman, DieHard, Lands’ End, Covington, Apostrophe, and Canyon River Blues brand merchandise. In addition, at January 28, 2012, we operated 33 Sears Essentials/Grand stores located in 19 states which include 17 stores that we plan to close in the first half of 2012. In 2011, we converted 17 Sears

Essentials/Grand stores to Kmart stores and we plan to convert an additional 8 stores in the first half of 2012. These stores are primarily free-standing units averaging 120,000 square feet, offering health and beauty products, pantry goods, household products and toys in addition to the offerings of the typical mall-based store. There are 5 Sears Essentials/Grand stores that operate in-store pharmacies. We also have 741 Sears Auto Centers operating in association with full-line stores and 9 Sears Auto Centers operating out of Sears Essentials/Grand stores. In addition, there are 37 free standing Sears Auto Centers that operate independently of full-line stores. Sears also extends the availability of its product selection through the use of its sears.com website, which offers an assortment of home, apparel and accessory merchandise and provides customers the option of buying through a mobile app or online and picking up their merchandise in one of our full-line or specialty stores.

•

Specialty Stores—1,338 specialty stores (including the 37 free standing Sears Auto Centers noted above) located across all 50 states, Puerto Rico and Guam, in free-standing, off-mall locations or high-traffic neighborhood shopping centers. Specialty store operations primarily consist of:

•	Sears Hometown Business consists of the following:

•

986 Sears Hometown Stores—Primarily independently-owned stores, predominately located in smaller communities and averaging 8,500 square feet offering appliances, consumer electronics, lawn and garden equipment, and hardware. Most of our hometown stores carry proprietary Sears brand products, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of national brands.

•	75 Sears Home Appliance Showrooms—Innovative stores averaging 5,000 square feet that have a simple, appliance only showroom design that are strategically positioned in high-growth suburban areas.

•	116 Outlet Stores—Locations offering overstock and/or distressed appliances, consumer electronics, lawn and garden equipment and other merchandise at a discount.

•

96 Sears Hardware Stores—Neighborhood hardware stores averaging 28,000 square feet that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries and a wide assortment of national brands and other home improvement products. 91 of these locations also offer a limited selection of Kenmore brand appliances.

•	9 The Great Indoors Stores—Home decorating and remodeling superstores, averaging 142,000 square feet, dedicated to the four main rooms of the house: kitchen, bedroom, bathroom and great room.

The 1,338 specialty stores include 43 Sears Hometown Stores, 10 Sears Hardware Stores and 9 The Great Indoors Stores that we plan to close in the first half of 2012. In addition, on February 23, 2012, we announced that we are currently planning to separate Sears Hometown and Outlet businesses and certain hardware stores in the third quarter of 2012 through a transfer to electing shareholders.

•

Lands’ End—Lands’ End, Inc. (“Lands’ End”) is a leading direct merchant of traditionally styled casual clothing, accessories and footwear for men, women and children, as well as home products and soft luggage. These products are offered through multiple selling channels including landsend.com, one of the leading apparel websites, as well as catalog mailings, and international businesses. Lands’ End has 14 retail stores, averaging 8,600 square feet, which offer Lands’ End merchandise primarily from catalog and Internet channel overstocks. In addition, Lands’ End has 290 “store within a store” departments primarily inside Sears Domestic broadline locations.

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

•

Our Appliance Builder/Distributor business offers premium appliance and plumbing fixtures to architects, designers, and new construction or remodeling customers, and is currently operating in 6 markets with 20 facilities.

•

Home Services—Product Repair Services, the nation’s largest product repair service provider, is a key element in our active relationship with more than 48 million households. With over 8,800 service technicians making over 15 million service and installation calls annually, this business delivers a broad range of retail-related residential and commercial services across all 50 states, Puerto Rico, Guam and the Virgin Islands under either the Sears Parts & Repair Services or A&E Factory Service brand names. Commercial and residential customers can obtain parts and repair services for all major brands of products within the appliances, lawn and garden equipment, consumer electronics, floor care products, and heating and cooling systems categories. We also provide repair parts with supporting instructions for “do-it-yourself” customers through our searspartsdirect.com website. Smaller items for repair can be brought into Sears Parts & Repair Centers located throughout the United States or into many Sears Full-line, hometown and hardware stores. This business also offers protection agreements, product installation services and Kenmore and Carrier brand residential heating and cooling systems. Home Services also includes home improvement services (primarily siding, windows, cabinet refacing, kitchen remodeling, roofing, carpet and upholstery cleaning, air duct cleaning, and garage door installation and repair) provided through Sears Home Improvement Services.

Sears Canada

Sears Canada, a consolidated, 95%-owned subsidiary of Sears, conducts retail operations in Canada similar to those conducted by Sears Domestic, with a greater emphasis on apparel and other softlines than in the U.S. stores.

At January 28, 2012, Sears Canada operated a total of 122 full-line stores, 378 specialty stores (including 48 furniture and appliance stores, 285 dealer stores operated under independent local ownership, 4 appliance and mattress stores, 30 Corbeil stores, and 11 outlet stores), 17 floor covering stores, 1,734 catalog pick-up locations and 108 travel offices. Sears Canada also sells its products through its sears.ca website.

Spin-Off of Orchard Supply Hardware Stores Corporation

On December 30, 2011, we completed the spin-off to our shareholders of all of the capital stock of Orchard Supply Hardware Stores Corporation (“Orchard”) that was owned by Holdings immediately prior to the spin-off, consisting of common stock that represented approximately 80% of the voting power of Orchard’s outstanding capital stock and preferred stock that represented 100% of Orchard’s outstanding nonvoting capital stock. We expect that the spin-off will be tax-free to Holdings’ shareholders for U.S. federal income tax purposes, except for any cash received in lieu of shares. In connection with the spin-off, Holdings and certain of its subsidiaries entered into various agreements with Orchard, including a distribution agreement, a transition services agreement, an appliance sale and consignment agreement and brand license agreements. In addition, certain tax matters between Holdings and Orchard are governed by a tax sharing agreement entered into in 2005.

Acquisition of Noncontrolling Interest in Sears Canada

During 2010 and 2009, we acquired approximately 19 million and 0.5 million, respectively, of Sears Canada’s common shares in open market transactions. We paid a total of $560 million and $7 million, respectively, for the additional shares and accounted for the acquisitions of additional interest in Sears Canada as an equity transaction in accordance with accounting standards on noncontrolling interests. Accordingly, we reclassified an accumulated other comprehensive loss from noncontrolling interest to controlling interest in the Consolidated Statement of Equity.

At January 28, 2012, January 29, 2011, and January 30, 2010, Sears Holdings was the beneficial holder of approximately 97 million, or 95%, 97 million, or 92% and 79 million or 73%, respectively, of the common shares of Sears Canada.

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

As noted on February 23, 2012, the Company entered into an agreement with General Growth Properties to sell eleven properties (6 owned and 5 leased) for $270 million in net cash proceeds. We expect to close this transaction in April 2012.

As noted on March 2, 2012, Sears Canada, a consolidated, 95%-owned subsidiary of Sears, entered into an agreement with The Cadillac Fairview Corporation Limited to surrender and early terminate the leases on three properties for $170 million Canadian in cash proceeds. The transaction is expected to close in April 2012.

Further information concerning our real estate transactions is contained in Notes 11 and 21 of Notes to Consolidated Financial Statements.

Trademarks, Trade Names and Licenses

The KMART® and SEARS® trade names, service marks and trademarks, used by us both in the United States and internationally, are material to our retail and other related businesses.

We sell proprietary branded merchandise under a number of brand names that are important to our operations. Our KENMORE®, CRAFTSMAN®, DIEHARD® and LANDS’ END® brands are among the most recognized proprietary brands in retailing. These marks are the subject of numerous United States and foreign trademark registrations. Other well recognized Company trademarks and service marks include APOSTROPHE®, CANYON RIVER BLUES®, COVINGTON®, BASIC EDITIONS®, SHOPYOURWAY® and SMART SENSE™, which also are registered or are the subject of pending registration applications in the United States. We have the right to sell an exclusive line of Jaclyn Smith® products through July 2014 (with an option to extend for an additional three-year term, subject to certain conditions). We also have the right to sell an exclusive line of Joe Boxer® products through December 2015 (with an option to extend for up to two additional five-year terms, subject to certain conditions). Generally, our right to use our trade names and marks continues so long as we use them.

Seasonality

The retail business is seasonal in nature, and we generate a high proportion of our revenues, operating income and operating cash flows during the fourth quarter of our year, which includes the holiday season. As a result, our overall profitability is heavily impacted by our fourth quarter operating results. Additionally, in preparation for the fourth quarter holiday season, we significantly increase our merchandise inventory levels, which are financed from operating cash flows, credit terms received from vendors and borrowings under our amended credit agreement (described in the “Uses and Sources of Liquidity” section below). Fourth quarter reported revenues accounted for 30% of total reported revenues in each of the years 2011, 2010 and 2009. See Note 19 of Notes to Consolidated Financial Statements for further information on revenues earned by quarter in 2011 and 2010.

Competition

Our business is subject to highly competitive conditions. We compete with a wide variety of retailers, including other department stores, discounters, home improvement stores, consumer electronics dealers, auto service providers, specialty retailers, wholesale clubs, as well as many other retailers operating on a national, regional or local level. Online and catalog businesses, which handle similar lines of merchandise, also compete with us. Walmart, Target, Kohl’s, J.C. Penney, Macy’s, The Home Depot, Lowe’s, Best Buy and Amazon are some of the national retailers and businesses with which we compete. The Home Depot and Lowe’s are major competitors in relation to our home appliance business, which accounted for approximately 16% of our 2011 and 2010 and 15% of our 2009 reported revenues. Sears Canada competes in Canada with Hudson’s Bay Company, other Canadian-based store and online retailers, as well as certain U.S.-based competitors, including those mentioned above, that may be expanding into Canada. Success in these competitive marketplaces is based on factors such as price, product assortment and quality, service and convenience, including availability of retail-related services such as access to credit, product delivery, repair and installation. Additionally, we are influenced by a number of factors including, but not limited to, the cost of goods, consumer debt availability and buying patterns, economic conditions, customer preferences, inflation, currency exchange fluctuations, weather patterns, and catastrophic events. Item 1A in this report on Form 10-K contains further information regarding risks to our business.

Employees

At January 28, 2012, subsidiaries of Holdings had approximately 264,000 employees in the United States and U.S. territories, and approximately 29,000 employees in Canada through Sears Canada. These employee counts include part-time employees.

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

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, results of operations and financial condition.

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

Our integrated retail strategy is based on a number of initiatives, including our Shop Your Way Rewards program, that depend on our ability to respond quickly to ongoing technology developments and implement new ways to understand and rely on the data to interact with our members and customers in order to achieve expected benefits.

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

The retail industry is highly competitive with few barriers to entry. We compete with a wide variety of retailers, including other department stores, discounters, home improvement stores, appliances and consumer electronics retailers, auto service providers, specialty retailers, wholesale clubs and many other competitors operating on a national, regional or local level. Some of our competitors are actively engaged in new store expansion. Online and catalog businesses, which handle similar lines of merchandise, and some of which are not required to collect sales taxes on purchases made by their customers, also compete with us. In this competitive marketplace, success is based on factors such as price, product assortment and quality, service and convenience.

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

Our business has been and will continue to be affected by worldwide economic conditions; a failure of the economy to sustain its recovery, a renewed decline in consumer-spending levels and other conditions, including inflation and changing prices of energy, could lead to reduced revenues and gross margins, and negatively impact our liquidity.

Many economic and other factors are outside of our control, including consumer and commercial credit availability, consumer confidence and spending levels, inflation, employment levels, housing sales and remodels, consumer debt levels, fuel costs and other challenges currently affecting the global economy, the full impact of which on our business, results of operations and financial condition cannot be predicted with certainty. These economic conditions adversely affect the disposable income levels of, and the credit available to, our customers, which could lead to reduced demand for our merchandise. Changing fuel and energy costs may have a significant impact on our operations. We require significant quantities of fuel for the vehicles used by technicians in our home services business and we are exposed to the risk associated with variations in the market price for petroleum products. We could experience a disruption in energy supplies, including our supply of gasoline, as a result of factors that are beyond our control, which could have an adverse effect on our business. Certain of our vendors also are experiencing increases in the cost of various raw materials, such as cotton, oil-related materials, steel and rubber, which could result in increases in the prices that we pay for merchandise, particularly apparel, appliances and tires. The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to a decrease in consumer spending. Any of these events and factors could cause us to increase inventory markdowns and promotional expenses, thereby reducing our gross margins and operating results.

The lack of willingness of our vendors to provide acceptable payment terms could negatively impact our liquidity and/or reduce the availability of products or services we seek to procure.

We depend on our vendors to provide us with financing on our purchases of inventory and services. Our vendors could seek to limit the availability of vendor credit to us or other terms under which they sell to us, or both, which could negatively impact our liquidity. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver inventory or other services. Certain of our vendors finance their operations and/or reduce the risk associated with collecting accounts receivable from us by selling or “factoring” the receivables or by purchasing credit insurance or other forms of protection from loss associated with our credit risks. The ability of our vendors to do so is subject to the perceived credit quality of the Company. Such vendors could be limited in their ability to factor receivables or obtain credit protection in the future because of our perceived financial position and creditworthiness, which could reduce the availability of products or services we seek to procure.

Certain factors, including changes in our credit ratings, may limit our access to capital markets and other financing sources and materially increase our borrowing costs.

In addition to credit terms from vendors, our liquidity needs are funded by our operating cash flows and, to the extent necessary, borrowings under our credit agreements and commercial paper program and access to capital markets. The availability of financing depends on numerous factors, including economic and market conditions, our operating performance, our credit ratings, and lenders’ assessments of our prospects and the prospects of the retail industry in general. Changes in these factors may affect our cost of financing, liquidity and our ability to access financing sources, including the accordion feature of our domestic revolving credit facility and possible second lien indebtedness that is permitted under the domestic revolving credit facility. In 2011, our credit ratings were downgraded by the three primary nationally recognized statistical rating organizations. Rating agencies revise their ratings for the companies that they follow from time to time and our ratings may be revised or withdrawn in their entirety at any time.

The lenders under our credit facilities may not be able to meet their commitments if they experience shortages of capital and liquidity and there can be no assurance that our ability to otherwise access the credit markets will not be adversely affected by changes in the financial markets and the global economy.

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

We depend on a large number of products produced in foreign markets. We face risks associated with the delivery of merchandise originating outside the United States, including:

•	potential economic and political instability in countries where our suppliers are located,

•	increases in shipping or other costs,

•	transportation delays and interruptions,

•	adverse fluctuations in currency exchange rates, and

•	changes in U.S. and foreign laws affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws.

We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in these systems could harm our ability to run our business.

Given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our systems are breached, damaged or cease to function properly, we may have to make a significant investment to fix or replace them, we may suffer interruptions in our operations in the interim, and we may face costly litigation. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations. In addition, we are pursuing complex initiatives to transform our information technology processes and systems. The risk of disruption is increased in periods where such complex and significant systems changes are undertaken.

If we do not maintain the security of our member and customer, associate or company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

Any significant security compromise or breach of member and customer, associate or company data, either held or maintained by the Company or our third party providers, could significantly damage our reputation and brands and result in additional costs, lost sales, fines and/or lawsuits. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches. A data security breach could negatively impact our business and our results of operations.

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

At January 28, 2012, we had goodwill and intangible asset balances of $3.8 billion, which are subject to periodic testing for impairment. Our long-lived assets, primarily stores, also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow within each of our reporting units, or sales of our branded products or cash flow generated from operations at individual store locations could result in impairment charges for goodwill and intangible assets or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Impairment charges, if any, resulting from the periodic testing are non-cash. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization. Therefore, a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. See Notes 12 and 13 of Notes to Consolidated Financial Statements for further information.

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

Affiliates of Edward S. Lampert, the Chairman of our Board of Directors, beneficially own approximately 62% of the outstanding shares of our common stock. These affiliates are controlled, directly or indirectly, by Mr. Lampert. Accordingly, these affiliates, and thus Mr. Lampert, have substantial influence over many, if not all, actions to be taken or approved by our shareholders, including the election of directors and any transactions involving a change of control.

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

We may be unable to protect or preserve the image of our brands and our intellectual property rights, which could have a negative impact on our business.

We regard our copyrights, service marks, trademarks, trade dress, trade secrets, patents and similar intellectual property as critical to our success, particularly those that relate to our private label merchandise. As such, we rely on trademark and copyright law, patent law, trade secret protection and confidentiality agreements with our associates, consultants, vendors, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets, patents or other proprietary rights for any reason, or if we fail to maintain the image of our brands due to merchandise and service quality issues, actual or perceived, or other reasons, our brands and reputation could be damaged and we could lose customers.

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

From time to time, we may be involved in lawsuits and regulatory actions relating to our business, certain of which may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. Our pharmacy and home services businesses, in particular, are subject to numerous federal, state and local regulations. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws, including wage and hour laws, and investigations and actions that are based on allegations of untimely compliance or noncompliance with applicable regulations or statutes. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend our Company. Further, changes in governmental regulations both in the United States and in the other countries where we operate could have adverse effects on our business and subject us to additional regulatory actions. For a description of current legal proceedings, see Item 3, “Legal Proceedings,” as well as Note 18 of Notes to Consolidated Financial Statements in this report on Form 10-K.

Our pension and postretirement benefit plan obligations are currently underfunded, and we may have to make significant cash payments to some or all of these plans, which would reduce the cash available for our businesses.

We have unfunded obligations under our domestic and foreign pension and postretirement benefit plans. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent years. Moreover, unfavorable regulatory action could materially change the timing and amount of required plan funding and negatively impact our business operations and impair our business strategy.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table summarizes the locations of our Kmart and Sears Domestic stores at January 28, 2012:

	Kmart		Sears Domestic
State/Territory	Discount Stores	Super Centers	Full-line Mall Stores	Sears Essentials/ Grand Stores	Specialty Stores
Alabama	26	—	11	1	30
Alaska	—	—	3	—	3
Arizona	17	—	14	—	22
Arkansas	5	—	7	—	36
California	100	—	79	7	86
Colorado	18	—	13	1	25
Connecticut	7	—	8	1	13
Delaware	6	—	4	—	5
District of Columbia	—	—	—	—	1
Florida	85	—	53	4	43
Georgia	35	—	20	1	52
Hawaii	7	—	6	—	2
Idaho	8	—	6	—	6
Illinois	55	4	37	2	60
Indiana	33	4	20	—	43
Iowa	24	—	11	—	24
Kansas	12	—	9	—	24
Kentucky	29	—	10	—	26
Louisiana	11	—	13	—	25
Maine	6	—	6	—	12
Maryland	22	—	19	1	12
Massachusetts	19	—	21	—	15
Michigan	73	6	26	1	42
Minnesota	28	—	12	—	41
Mississippi	7	—	8	—	28
Missouri	27	—	11	2	50
Montana	10	—	3	—	8
Nebraska	8	—	4	—	11
Nevada	10	—	4	1	9
New Hampshire	6	—	6	2	9
New Jersey	37	—	20	—	25
New Mexico	15	—	7	—	10
New York	53	1	45	—	40
North Carolina	46	—	25	—	41
North Dakota	7	—	4	—	5
Ohio	59	7	40	2	54
Oklahoma	9	—	11	—	20
Oregon	14	—	9	—	28
Pennsylvania	96	2	45	1	41
Rhode Island	1	—	2	—	2
South Carolina	27	—	13	1	18
South Dakota	9	—	2	—	5
Tennessee	34	—	22	—	27
Texas	20	—	59	1	117
Utah	14	—	5	2	12
Vermont	3	—	2	—	9
Virginia	42	1	23	1	30
Washington	17	—	23	—	19
West Virginia	16	1	7	—	10
Wisconsin	29	—	15	1	41
Wyoming	9	—	2	—	7
Puerto Rico	23	—	9	—	13
U.S. Virgin Islands	4	—	—	—	—
Guam	1	—	—	—	1

Totals	1,279	26	834	33	1,338

	Kmart		Sears Domestic			Sears Canada		Total
	Discount Stores	Super Centers	Full-line Mall Stores	Sears Essentials/ Grand Stores	Specialty Stores	Full-line Stores	Specialty Stores
Owned	186	20	510	12	77	14	2	821
Leased	1,093	6	324	21	266	108	72	1,890
Independently-owned and operated stores	—	—	—	—	995	—	304	1,299

Stores at January 28, 2012	1,279	26	834	33	1,338	122	378	4,010

In addition, at January 28, 2012, we had 38 domestic supply chain distribution centers, of which 12 were owned and 26 were leased for terms ranging from 3 to 5 years. Of the total, 11 primarily support Kmart stores, 23 primarily support Sears stores and 4 support both Sears and Kmart stores. We also had 465 domestic store warehouses, customer call centers and service facilities (including 20 facilities related to our appliance builder/distributor business), most of which are leased for terms ranging generally from 3 to 5 years or are part of other facilities included in the above table.

Our principal executive offices are located on a 200-acre site owned by us at the Prairie Stone office park in Hoffman Estates, Illinois. The complex consists of six interconnected office buildings totaling approximately two million gross square feet of office space. In addition, we have a campus in Dodgeville, Wisconsin supporting the corporate headquarters, distribution center and customer sales/service operations for Lands’ End. We also own an 86,000 square foot office building in Troy, Michigan. We operate numerous buying offices throughout the world that procure product internationally, as well as an information technology center in Pune, India.

At January 28, 2012, Sears Canada operated a total of 122 full-line stores, 378 specialty stores (including 48 furniture and appliance stores, 285 hometown dealer stores operated under independent local ownership, 4 appliance and mattress stores, 30 Corbeil stores, and 11 outlet stores), 17 floor covering stores, 1,734 catalog pick-up locations and 108 travel offices.

A description of our leasing arrangements and commitments appears in Note 14 of Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

See Part II, Item 8, “Financial Statements—Notes to Consolidated Financial Statements,” Note 18—“Legal Proceedings,” for additional information regarding legal proceedings, which information is incorporated herein by this reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and information sets forth the names of our executive officers, their current positions and offices with the Company, the date they first became executive officers of the Company, their current ages, and their principal employment during the past five years.

Name	Position	Date First Became an Executive Officer		Age
Louis J. D’Ambrosio	Chief Executive Officer and President	2011		47
Ronald D. Boire	Executive Vice President, Chief Merchandising Officer and President, Sears and Kmart Formats	2012		50
W. Bruce Johnson	Executive Vice President – Off-Mall Businesses	2005	*	60
Robert A. Schriesheim	Executive Vice President and Chief Financial Officer	2011		51
Dane A. Drobny	Senior Vice President, General Counsel and Corporate Secretary	2010		44
William R. Harker	Senior Vice President	2006		39
William K. Phelan	Senior Vice President, Finance	2005	*	49
Robert A. Riecker	Vice President, Controller and Chief Accounting Officer	2012		47

*	Became an executive officer of Holdings upon the completion of the Merger on March 24, 2005.

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

Mr. Boire joined the Company as Executive Vice President, Chief Merchandising Officer and President, Sears and Kmart Formats in January 2012. He served from October 2009 until January 2012 as President and Chief Executive Officer of Brookstone, a consumer products company. He served as President, U.S. Toys, North America, for Toys “R” Us, a specialty retailer of toys and juvenile products, from July 2006 until September 2009. He previously served as Executive Vice President, Global Merchandise Manager of Best Buy Co., Inc., a retailer of consumer electronics and related products from May 2003 to June 2006. Prior to joining Best Buy Co., Inc., Mr. Boire served for 17 years in a variety of increasingly senior roles at Sony Electronics Inc., a marketer of electronic products and services.

Mr. Johnson was elected as the Company’s Executive Vice President—Off-Mall Businesses in September 2011; from February 2011 until September 2011, he served as Executive Vice President – Off-Mall Business and Supply Chain. He served as the Company’s interim Chief Executive Officer and President from February 2008 to February 2011. He previously served as the Company’s Executive Vice President, Supply Chain and Operations since the Merger. He joined Kmart in October 2003 as Senior Vice President, Supply Chain and Operations.

Mr. Schriesheim joined the Company as Executive Vice President in August 2011 and became Executive Vice President and Chief Financial Officer that same month. Prior to joining the Company, he served as the Chief Financial Officer of Hewitt Associates, Inc., a global human resources consulting and outsourcing company, from January 2010 to October 2010. From October 2006 to December 2009, he served as Executive

Vice President and Chief Financial Officer of Lawson Software, Inc., an ERP software provider. From August 2002 to October 2006, he was affiliated with ARCH Development Partners, LLC, a seed stage venture capital fund. Before joining ARCH, Mr. Schriesheim held executive positions at Global TeleSystems, SBC Equity Partners, Ameritech, AC Nielsen and Brooke Group Ltd. Mr. Schriesheim has served as a director of Skyworks Solutions, Inc. since May 2006. He also served as a director of Dobson Communications Corp. from 2004 to 2007, a director of Lawson Software from 2006 to 2011, a director and Co-Chairman of MSC.Software Corporation from 2007 to 2009 and a director of Georgia Gulf Corporation from 2009 to 2010.

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

Mr. Phelan was elected Senior Vice President, Finance of the Company in January 2012. From September 2007 until January 2012, he served as Senior Vice President and Controller of the Company. From May 2011 until August 2011, Mr. Phelan served as our acting Chief Financial Officer, while from May 2009 until May 2011 and from August 2011 until January 2012, he also served as our Chief Accounting Officer. From December 2007 until December 2008, Mr. Phelan also served as the Company’s Treasurer. From the consummation of the Merger until September 2007, Mr. Phelan served as Vice President and Controller. Prior to the consummation of the Merger, he served as Assistant Controller of Sears.

Mr. Riecker was elected Vice President, Controller and Chief Accounting Officer in January 2012. He joined the Company as Assistant Controller in October 2005 and served as Vice President and Assistant Controller from May 2007 to October 2011. From October 2011 until his election as Vice President, Controller and Chief Accounting Officer, he served as the Company’s Vice President, Internal Audit.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holdings’ common stock is quoted on The NASDAQ Stock Market under the ticker symbol SHLD. There were 15,492 shareholders of record at February 29, 2012. The quarterly high and low sales prices for Holdings’ common stock are set forth below.

	Fiscal Year 2011
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$94.79	$86.72	$83.25	$80.37
Low	$73.59	$66.15	$51.14	$28.89

	Fiscal Year 2010
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$124.96	$125.42	$78.92	$79.97
Low	$88.36	$59.21	$60.12	$62.02

Holdings has not paid and does not expect to pay cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table reflects information about securities authorized for issuance under our equity compensation plans at January 28, 2012.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans*
Equity compensation plans approved by security holders	—	—	576,384
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	576,384

*	Represents shares of common stock that may be issued pursuant to our 2006 Stock Plan. Awards under the 2006 Stock Plan may be restricted stock awards, a grant of shares of our common stock in connection with an award made under a long-term incentive plan, or certain other awards.

Stock Performance Graph

Comparison of Five-Year Cumulative Stockholder Return

The following graph compares the cumulative total return to stockholders on Holdings’ common stock from February 2, 2007 through January 27, 2012, the last trading day before the end of our 2011 year, with the return on the S&P 500 Stock Index, the S&P 500 Retailing Index and the S&P 500 Department Stores Index for the same period. The graph assumes an initial investment of $100 on February 2, 2007 in each of our common stock, the S&P 500 Stock Index, the S&P Retailing Index and the S&P 500 Department Stores Index.

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

	Feb. 2, 2007	Feb. 1, 2008	Jan. 30, 2009	Jan. 29, 2010	Jan. 28, 2011	Jan. 27, 2012
Sears Holdings	$100.00	$61.15	$23.10	$52.66	$42.95	$25.41
S&P 500 Stock Index	$100.00	$98.17	$59.53	$79.25	$96.09	$101.21
S&P 500 Retailing Index	$100.00	$81.60	$50.82	$79.04	$100.68	$114.38
S&P 500 Department Stores Index	$100.00	$63.85	$30.17	$50.43	$57.83	$65.28

Purchase of Equity Securities

The following table provides information about shares of common stock we acquired during the fourth quarter of 2011. During the quarter ended January 28, 2012, we repurchased 0.6 million of our common shares at a total cost of $20 million under our common share repurchase program. At January 28, 2012, we had $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 30, 2011 to November 26, 2011	2,795	$69.98	—	$—
November 27, 2011 to December 31, 2011	613,758	33.17	613,000	33.15
January 1, 2012 to January 28, 2012	955	31.59	—	—

Total	617,508	$33.33	613,000	$33.15	$504,000,000

(1)	Includes 4,508 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock. These shares were acquired during the quarter as follows:

October 30, 2011 to November 26, 2011	2,795
November 27, 2011 to December 31, 2011	758
January 1, 2012 to January 28, 2012	955

Total	4,508

(2)

Our common share repurchase program was initially announced on September 14, 2005 and has a total authorization since inception of the program of $6.5 billion, including the authorizations to purchase up to an additional $500 million of common stock on each of December 17, 2009 and May 2, 2011. The program has no stated expiration date.

The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter not be less than 1.0 to 1.0. Based on availability, none of these requirements were in effect at January 28, 2012.

Item 6.	Selected Financial Data

The table below summarizes our recent financial information. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and notes thereto in Item 8.

	Fiscal
dollars in millions, except per share and store data	2011	2010	2009	2008	2007
Summary of Operations
Revenues(1)	$41,567	$42,664	$43,360	$46,007	$49,867
Domestic comparable store sales %	(2.2)%	(1.3)%	(4.7)%	(7.7)%	(4.2)%
Net income (loss) from continuing operations attributable to Holdings’ shareholders(2)	(3,113)	122	218	295	812
Per Common Share
Basic:
Net income (loss) from continuing operations attributable to Holdings’ shareholders	$(29.15)	$1.09	$1.85	$2.32	$5.61
Diluted:
Net income (loss) from continuing operations attributable to Holdings’ shareholders	$(29.15)	$1.09	$1.85	$2.32	$5.61
Holdings’ book value per common share	$40.26	$78.19	$79.21	$76.91	$80.59
Financial Data
Total assets	$21,381	$24,360	$24,901	$25,444	$27,497
Long-term debt	1,693	1,872	949	1,220	1,806
Long-term capital lease obligations	395	472	510	552	628
Capital expenditures	432	426	350	486	552
Adjusted EBITDA	277	1,385	1,744	1,524	2,459
Number of stores	4,010	3,949	3,862	3,862	3,791

(1)	We follow a retail-based financial reporting calendar. Accordingly, all years presented contained 52 weeks.

(2)

The periods presented were impacted by certain significant items, which affected the comparability of amounts reflected in the above selected financial data. For 2011, 2010 and 2009, these significant items are discussed within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” 2008 results include the impact of a $98 million charge related to asset impairments, a $77 million charge related to store closings and severance, mark-to-market gains of $81 million on Sears Canada hedge transactions, the reversal of a $62 million reserve because of the overturning of an adverse jury verdict relating to the redemption of certain Sears, Roebuck and Co. bonds in 2004, a tax benefit of $8 million related to the resolution of certain income tax matters, and gains of $13 million on negotiated repurchases of debt securities prior to maturity. 2007 results include the impact of a $14 million loss derived from our investments in total return swaps, a $27 million curtailment gain recorded in connection with changes made to Sears Canada’s benefit plans and a $19 million gain related to insurance recoveries for certain Sears Domestic properties damaged by hurricanes during 2005.

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

OVERVIEW OF HOLDINGS

Holdings is the parent company of Kmart and Sears. We are a broadline retailer and, at the end of 2011, had 2,172 Kmart and domestic full-line stores and 1,338 specialty retail stores in the United States operating through Kmart and Sears and 500 full-line and specialty retail stores in Canada operating through Sears Canada, a 95%-owned subsidiary. We plan to close 173 stores and change the format of 8 stores in the first half of 2012.

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

The retail industry is highly competitive and as such, Holdings faces significant challenges, including the current macroeconomic environment, as many of our product categories are impacted by the housing market and availability of credit to our customers. The retail industry is also rapidly evolving as retail is increasingly impacted by new technologies and social media. We believe that this evolution provides us with significant growth opportunities, if we are able to transform our portfolio of businesses by leveraging our existing store network with emerging technologies and our Shop Your Way Rewards program to develop lasting relationships with our customers.

We consider ourselves to be an asset-rich enterprise with multiple resources at our disposal. At year end, we had $3.2 billion in liquidity and significant value in our asset portfolio, including valuable iconic proprietary brands, a valuable real estate portfolio, well- known stand-alone businesses and a flexible financial structure. We are taking actions to address our operating performance in three areas:

•

First, we are implementing immediate actions which we believe will improve our financial performance, including cost and inventory reductions, closure of marginally performing stores, actions to improve margins, and bringing in talent to strengthen the leadership team. We have reduced inventory by $544 million below last year’s level and our promotional cadence has been adjusted to be more targeted.

•

Second, we are executing actions intended to unlock the value of our portfolio, such as our recently announced real estate transactions that are expected to generate approximately $440 million ($270 million for Sears Domestic and $170 million Canadian for Sears Canada) in cash proceeds upon their closing, which are expected to occur in our first quarter, as well as our announcement of plans to separate the Hometown and Outlet businesses and certain hardware stores through a transfer to electing shareholders to purchase an interest in these businesses. The Hometown and Outlet businesses and certain hardware stores combined assets represent approximately $2.3 billion to $2.6 billion in SHC revenue and between $70 million and $80 million in SHC EBITDA with $350 million to $400 million in SHC net assets and $325 million to $375 million in SHC net inventory (net of merchandise payables).

•

Third, we are accelerating actions intended to drive our strategic agenda to become the leader in Integrated Retail. Profound changes in technology are changing the entire retail landscape, the ways customers shop and the way they live. Americans spend as much time today on the internet as they do watching TV, and more time today on their mobile devices than they do with print media. Customers are more connected and empowered than ever before. We are accelerating our actions to bring together a unique set of technology and retail assets to deliver a seamless, integrated experience for our Shop Your Way Rewards members and customers—at the store, online, and in the home. At the core of our strategy we are building a deeply engaging membership program, called Shop Your Way Rewards. We’re building technologies and a platform that we expect will allow us to have continuous relationships with our customers.

•

We launched our Shop Your Way Rewards program late in 2009 and continued to grow membership and capabilities in 2011. The Shop Your Way Rewards program is intended to transition Sears Holdings from serving customers to building relationships with members. We believe that Shop Your Way Rewards will allow us to learn more about our individual customers and therefore position us to better meet their needs. The Shop Your Way Rewards program will also enhance our ability to communicate with customers digitally. Such digital communication tools present a new opportunity to personalize our messages and make them more individually relevant. What the future holds for Sears Holdings is a progressive re-shaping and deepening of our relationships with our members. Given the size of our membership today and the breadth of our assortment, this is very compelling for our business model.

•

In 2011, we invested several hundred million dollars in our customer experience across touch points. We believe that our investments will deliver compelling benefits to our members, several of which are already in the market, like return and exchanges of online purchases in 5 minutes or less; no receipt required; great deals personalized to consumers’ interests; and assistance by associates with innovative technology applications and devices to help find the right appliance or TV or tractor to fit our customers’ needs.

•

We will continue to invest in our online properties. By integrating our vast store network with our online properties, we believe that Sears Holdings will succeed in the rapidly evolving retail environment. The web and mobile platforms integrate shopping and marketing in a very different way than stores and traditional media have in the past.

RESULTS OF OPERATIONS

Fiscal Year

Our fiscal year end is the Saturday closest to January 31 each year. Fiscal years 2011, 2010 and 2009 all consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal year	Ended	Weeks
2011	January 28, 2012	52
2010	January 29, 2011	52
2009	January 30, 2010	52

Holdings’ Consolidated Results

Holdings’ consolidated results of operations for 2011, 2010 and 2009 are summarized as follows:

millions, except per share data	2011	2010	2009
REVENUES
Merchandise sales and services	$41,567	$42,664	$43,360

COSTS AND EXPENSES
Cost of sales, buying and occupancy	30,966	31,000	31,374
Gross margin dollars	10,601	11,664	11,986
Margin rate	25.5%	27.3%	27.6%
Selling and administrative	10,664	10,425	10,499
Selling and administrative expense as a percentage of revenues	25.7%	24.4%	24.2%
Depreciation and amortization	853	869	894
Impairment charges	649	—	—
Gain on sales of assets	(64)	(67)	(74)

Total costs and expenses	43,068	42,227	42,693

Operating income (loss)	(1,501)	437	667
Interest expense	(289)	(293)	(248)
Interest and investment income	41	36	33
Other loss	(2)	(14)	(61)

Income (loss) from continuing operations before income taxes	(1,751)	166	391
Income tax expense	(1,369)	(27)	(111)

Income (loss) from continuing operations	(3,120)	139	280
Income (loss) from discontinued operations, net of tax	(27)	11	17

Net income (loss)	(3,147)	150	297
(Income) loss attributable to noncontrolling interests	7	(17)	(62)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(3,140)	$133	$235

Amounts attributable to Holdings’ shareholders:
Income (loss) from continuing operations, net of tax	$(3,113)	$122	$218
Income (loss) from discontinued operations, net of tax	(27)	11	17

Net income (loss)	$(3,140)	$133	$235

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Diluted:
Continuing operations	$(29.15)	$1.09	$1.85
Discontinued operations	(0.25)	0.10	0.14

	$(29.40)	$1.19	$1.99

Diluted weighted average common shares outstanding	106.8	111.7	117.9

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales results for 2011 were calculated based on the 52-week period ended January 28, 2012.

Beginning with the first quarter of 2011, we now include in comparable store sales online sales from sears.com and kmart.com shipped directly to customers. These online sales increased 16% for 2011 compared to

2010. The change resulted in a positive benefit of approximately 40 basis points to total domestic comparable sales for 2011, predominately in the Sears Domestic Segment.

2011 Compared to 2010

Net Income (Loss) from Continuing Operations Attributable to Holdings’ Shareholders

We recorded a net loss from continuing operations attributable to Holdings’ shareholders of $3.1 billion ($29.15 loss per diluted share from continuing operations) for 2011, as compared to net income from continuing operations of $122 million ($1.09 per diluted share from continuing operations) in 2010. Our results for 2011 and 2010 were affected by a number of significant items, including a $1.8 billion non-cash charge to establish a valuation allowance against our domestic deferred tax assets in 2011. Our net loss from continuing operations as adjusted for these significant items was $482 million ($4.52 loss per diluted share from continuing operations) for 2011 and our net income from continuing operations adjusted for these similar significant items was $220 million ($1.97 per diluted share from continuing operations) for 2010. The decrease in net income for the year reflected a decrease in operating income of $1.9 billion, including the impact of non-cash impairment charges and charges related to store closures. Excluding these items, operating income declined $1.1 billion, primarily related to a decline in our gross margin dollars, given lower sales, and a decline in gross margin rate of 180 basis points, and an increase in selling and administrative expenses.

In addition to our net loss from continuing operations determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) measurement as well as Adjusted Earnings per Share (“Adjusted EPS”).

Adjusted EBITDA is computed as net income (loss) attributable to Sears Holdings Corporation appearing on the Statements of Operations excluding income (loss) attributable to noncontrolling interest, income tax expense, interest and investment income, other loss, interest expense, gain on sales of assets and depreciation and amortization. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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

Adjusted EBITDA was determined as follows:

millions	2011	2010	2009
Net income (loss) attributable to SHC per statement of operations	$(3,140)	$133	$235
Income (loss) attributable to noncontrolling interest	(7)	17	62
(Income) loss from discontinued operations, net of tax	27	(11)	(17)
Income tax expense	1,369	27	111
Interest expense	289	293	248
Interest and investment income	(41)	(36)	(33)
Other loss	2	14	61

Operating income (loss)	(1,501)	437	667
Depreciation and amortization	853	869	894
Gain on sales of assets	(64)	(67)	(74)

Before excluded items	(712)	1,239	1,487
Impairment charges	649	—	—
Closed store reserve and severance	254	26	119
Domestic pension expense	74	120	170
Hurricane losses	12	—	—
Visa/MasterCard settlement	—	—	(32)

Adjusted EBITDA as defined	$277	$1,385	$1,744

% to revenues	0.7%	3.2%	4.0%

Adjusted EBITDA for our segments are as follows:

	Adjusted EBITDA			% To Revenues
millions	2011	2010	2009	2011	2010	2009
Kmart	$172	$508	$364	1.1%	3.3%	2.3%
Sears Domestic	4	558	925	0.0%	2.5%	4.0%
Sears Canada	101	319	455	2.2%	6.7%	9.8%

Total Adjusted EBITDA	$277	$1,385	$1,744	0.7%	3.2%	4.0%

We also believe that use of Adjusted EPS improves the comparability of year-to-year results and is representative of our underlying performance. We have chosen to provide this supplemental information to illustrate the results of operations giving effect to the non-GAAP adjustments shown in the reconciliations below, and to provide an additional measure of performance.

The following tables set forth results of operations on a GAAP and “As Adjusted” basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Consolidated Statements of Operations during the years 2011, 2010 and 2009.

	52 Weeks Ended January 28, 2012
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to-Market Losses	Gain on Sales of Assets	Hurricane Losses	Goodwill Impairment	Tax Matters	Discontinued Operations	As Adjusted
Cost of sales, buying and occupancy impact	$30,966	$—	$(130)	$—	$—	$—	$—	$—	$—	$30,836
Selling and administrative impact	10,664	(74)	(124)	—		(12)	—	—	—	10,454
Depreciation and amortization impact	853	—	(8)	—	—	—	—	—	—	845
Impairment charges impact	649	—	(98)	—	—	—	(551)	—	—	—
Gain on sales of assets impact	(64)	—	—	—	33	—	—	—	—	(31)
Operating income (loss) impact	(1,501)	74	360	—	(33)	12	551	—	—	(537)
Other loss impact	(2)	—	—	6	—	—	—	—	—	4
Income tax expense impact	(1,369)	(28)	(134)	(2)	13	(5)	—	1,819	—	294
Income (loss) from discontinued operations, net of tax, impact	(27)	—	—	—	—	—	—	—	27	—
(Income) loss attributable to noncontrolling interest impact	7	—	(1)	(1)	—	—	—	—	—	5
After tax and noncontrolling interest impact	(3,140)	46	225	3	(20)	7	551	1,819	27	(482)
Diluted loss per share impact	$(29.40)	$0.43	$2.10	$0.03	$(0.19)	$0.07	$5.16	$17.03	$0.25	$(4.52)

	52 Weeks Ended January 29, 2011
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to-Market Losses	Gain on Sales of Real Estate	Canadian Dividend Tax Impact	Tax Matters	Discontinued Operations	As Adjusted
Cost of sales, buying and occupancy impact	$31,000	$—	$(12)	$—	$—	$—	$—	$—	$30,988
Selling and administrative impact	10,425	(120)	(14)	—	—	—	—	—	10,291
Depreciation and amortization impact	869	—	(10)	—	—	—	—	—	859
Gain on sales of assets impact	(67)	—	—	—	35	—	—	—	(32)
Operating income impact	437	120	36	—	(35)	—	—	—	558
Other loss impact	(14)	—	—	6	—	—	—	—	(8)
Income tax expense impact	(27)	(24)	(6)	(1)	7	9	(13)	—	(55)
Income from discontinued operations, net of tax, impact	11	—						(11)	—
(Income) loss attributable to noncontrolling interest impact	(17)	—	—	(1)	—	—	—	—	(18)
After tax and noncontrolling interest impact	133	96	30	4	(28)	9	(13)	(11)	220
Diluted income per share impact	$1.19	$0.86	$0.27	$0.04	$(0.25)	$0.08	$(0.12)	$(0.10)	$1.97

	52 Weeks Ended January 30, 2010
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to-Market Losses	Gain on Sale of Sears Canada Headquarters	Visa / MasterCard Settlement	Tax Matters	Discontinued Operations	As Adjusted
Cost of sales, buying and occupancy impact	$31,374	$—	$(37)	$—	$—	$—	$—	$—	$31,337
Selling and administrative impact	10,499	(170)	(82)	—	—	32	—	—	10,279
Depreciation and amortization impact	894	—	(12)	—	—	—	—	—	882
Gain on sales of assets impact	(74)	—	—	—	44	—	—	—	(30)
Operating income impact	667	170	131	—	(44)	(32)	—	—	892
Other loss impact	(61)	—	—	33	—	—	—	—	(28)
Income tax expense impact	(111)	(50)	(38)	(8)	10	10	(41)	—	(228)
Income from discontinued operations, net of tax, impact	17	—	—	—	—	—	—	(17)	—
Income attributable to noncontrolling interest impact	(62)	—	(3)	(9)	12	—	—	—	(62)
After tax and noncontrolling interest impact	235	120	90	16	(22)	(22)	(41)	(17)	359
Diluted income per share impact	$1.99	$1.02	$0.77	$0.14	$(0.19)	$(0.19)	$(0.35)	$(0.14)	$3.05

During 2011, we recorded a $1.8 billion non-cash charge to establish a valuation allowance against our domestic deferred tax assets. Accounting rules generally require that a valuation reserve be established when income has not been generated over a three-year cumulative period to support the deferred tax asset. While an accounting loss was recorded, we believe no economic loss has occurred as these net operating losses and tax benefits remain available to reduce future taxes as income is generated in subsequent periods.

Contributions to our pension plans remain a significant use of our cash on an annual basis. While Sears Holdings’ pension plan is frozen, and thus associates do not currently earn pension benefits, we have a legacy pension obligation for past service performed by Kmart and Sears, Roebuck and Co. associates. The annual pension expense included in our financial statements related to these legacy domestic pension plans was relatively minimal in years prior to 2009. However, due to the severe decline in the capital markets that occurred in the latter part of 2008, our domestic pension expense was $74 million in 2011, $120 million in 2010 and $170 million in 2009.

During 2010, Sears Canada paid $754 million in dividends of which Holdings received $639 million. As Sears Canada is a consolidated subsidiary of Holdings, no income was recognized on the receipt of the dividend. However, Holdings did record $9 million of income tax expense related to the dividend.

Revenues and Comparable Store Sales

Revenues decreased $1.1 billion, or 2.6%, to $41.6 billion in 2011, as compared to revenues of $42.7 billion in 2010. The decline in revenues was primarily a result of a 2.2% decrease in domestic comparable stores sales and the effect of having fewer Kmart and Sears Full-line stores in operation. Additionally, Sears Canada had a 7.7% decline in comparable store sales, which was partially offset by an increase of $171 million due to changes in the Canadian foreign exchange rate.

For the year, domestic comparable store sales declined 2.2%, with declines of 3.0% at Sears Domestic and 1.4% at Kmart. Decreases in sales at Sears Domestic were driven by appliances and consumer electronics, and were partially offset by increases in the home category. The Kmart declines in comparable store sales included decreases in the consumer electronics, pharmacy, home, apparel and jewelry categories, partially offset by an increase in the grocery and household category.

Gross Margin

We generated gross margin of $10.6 billion in 2011 and $11.7 billion in 2010. The total decline in gross margin dollars of $1.1 billion was primarily driven by decreases in the gross margin rate across all of our segments, and included charges of $130 million and $12 million in 2011 and 2010, respectively, related to store closures and an increase of $51 million related to the impact of foreign currency exchange rates on gross margin at Sears Canada.

Kmart’s gross margin rate declined 190 basis points in 2011 mainly due to higher commodity costs and markdowns in apparel and home, markdowns in consumer electronics, as well as declines in most other categories. Sears Domestic’s gross margin rate declined 180 basis points in 2011 primarily due to reduced margins in the home appliance, consumer electronics, and Lands’ End categories and declines in home services. Sears Canada’s gross margin rate declined 170 basis points in 2011 as a result of clearing inventory, due to an enhanced focus on improving inventory productivity.

Selling and Administrative Expenses

Our selling and administrative expenses increased $239 million in 2011 to $10.7 billion. Domestic selling and administrative expenses increased $132 million from last year predominately due to increases in insurance and store closing expenses. Selling and administrative expenses at Sears Canada for 2011 increased $107 million from last year, and included an increase of $42 million related to the impact of foreign currency exchange rates. On a Canadian dollar basis, selling and administrative expenses increased by $65 million primarily due to increased investment in strategic projects and severance expense.

Selling and administrative expenses for 2011 included domestic pension plan expense of $74 million, store closing costs and severance of $124 million and $12 million of hurricane losses. Selling and administrative expenses for 2010 included domestic pension plan expense of $120 million and store closing costs and severance of $14 million.

Selling and administrative expenses as a percentage of revenues (“selling and administrative expense rate”) were 25.7% for 2011 and 24.4% for 2010, and increased as a result of the above noted increase in selling and administrative expenses, as well as the decline in revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased by $16 million during 2011 to $853 million and included charges of $8 million and $10 million in 2011 and 2010, respectively, taken in connection with store closings. The decrease is primarily attributable to having fewer assets available for depreciation.

Impairment Charges

We recorded impairment charges of $551 million and $98 million during 2011 related to impairment of goodwill and long-lived assets, respectively. We did not record any such impairments in 2010. Impairment charges recorded during 2011 are further described in Notes 12 and 13 in Notes to Consolidated Financial Statements.

Gain on Sales of Assets

We recorded a gain on the sales of assets of $64 million during 2011 and $67 million in 2010. Gain on sales of assets for 2011 included a gain of $21 million recognized on the sale of two stores in California operated under The Great Indoors format and $12 million recognized on the sale of a store in Indiana operated under the Kmart format. Gain on sales of assets for 2010 was impacted by the recognition of a previously deferred gain on the sale of assets. We sold a Sears Auto Center in October 2006, at which time we leased back the property for a period of time. Given the terms of the contract, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. We closed our operations at this location during the first quarter of 2010 and, as a result, recognized a gain of $35 million on this sale at that time.

Operating Income (Loss)

We recorded an operating loss of $1.5 billion in 2011, as compared to operating income of $437 million in 2010. Operating loss for 2011 included a $551 million non-cash impairment charge related to goodwill balances of certain reporting units, expenses related to domestic pension plans, store closings, severance and hurricane losses, and a net gain on sales of assets, which aggregated to $964 million. Operating income for 2010 included expenses related to domestic pension plans, store closings and severance and a gain on sale of assets, which aggregated to $121 million. The decline in operating income of $1.9 billion was primarily the result of a decline in our gross margin dollars, given lower overall sales, and a decline in our gross margin rate of 180 basis points and an increase in the above noted charges.

Other Loss

Other loss is primarily comprised of mark-to-market and settlement gains and losses on Sears Canada hedge transactions. Total net mark-to-market and settlement losses of $1 million and $15 million were recorded on these transactions in 2011 and 2010, respectively. See Notes 4 and 5 of Notes to Consolidated Financial Statements for further information regarding these transactions.

Income Taxes

Our income tax expense effective tax rate for the year was 78.2% in 2011 and 16.3% in 2010. The increase in our tax rate was primarily due to several significant tax matters, which included a non-cash charge of $1.8 billion to establish a valuation allowance against certain deferred income tax assets and the nondeductible nature of our goodwill impairment.

2010 Compared to 2009

Net Income from Continuing Operations Attributable to Holdings’ Shareholders

We recorded net income from continuing operations attributable to Holdings’ shareholders of $122 million and $218 million ($1.09 and $1.85 per diluted share from continuing operations) for 2010 and 2009, respectively. Our results for 2010 and 2009 were affected by a number of significant items. Our net income from continuing operations, as adjusted for these significant items was $220 million ($1.97 per diluted share from continuing operations) for 2010 and $359 million ($3.05 per diluted share from continuing operations) for 2009. The decrease in net income for the year reflects a decrease in operating income of $230 million, primarily due to a decline in gross margin, due to lower overall revenues, partially offset by a decline in selling and administrative expenses.

Revenues and Comparable Store Sales

Revenues declined $696 million, or 1.6%, to $42.7 billion, in 2010 from $43.4 billion in 2009. The decrease was primarily due to lower comparable store sales and the impact of having fewer Kmart and Sears Full-line stores in operation during 2010. Revenues included a $433 million increase due to foreign currency exchange rates.

Domestic comparable store sales declined 1.3% in the aggregate, with an increase at Kmart of 0.8% and a decline at Sears Domestic of 3.1% in 2010. The Kmart improvement was driven by increases in most categories, with higher increases in the apparel, footwear, jewelry, sporting goods and toys categories, partially offset by declines in the food and consumables and pharmacy categories. Declines in sales at Sears Domestic were primarily driven by the hardlines categories, as well as apparel. Over half of the total decline occurred in the consumer electronics category. In contrast, Sears’ footwear, jewelry and automotive categories generated comparable store sales growth during the period.

Gross Margin

We generated $11.7 billion in gross margin in 2010 and $12.0 billion in 2009. Gross margin dollars in 2010 included an increase of $142 million related to the impact of foreign currency exchange rates and charges of $12 million for markdowns recorded in connection with store closings announced during 2010. Gross margin for 2009 included a $37 million charge for markdowns recorded in connection with store closings. Gross margin declined $322 million as compared to the prior year, primarily due to declines in sales and margin rate at Sears Domestic and Sears Canada, partially offset by an increase in gross margin and margin rate at Kmart.

Sears Domestic’s gross margin rate decreased 90 basis points mainly due to reduced margin rates in home services and appliances. Sears Canada’s margin rate declined 180 basis points due to price compression in the appliance and electronics categories, as well as an increase in promotional and clearance markdowns related to a challenging economic environment. These declines were partially offset by an increase in margin rate of 110 basis points at Kmart, in part as a result of an increase in sales of higher margin categories such as apparel and sporting goods.

Selling and Administrative Expenses

Our selling and administrative expenses decreased $74 million in 2010 to $10.4 billion and included incremental expenses of $123 million related to our continued investment in our multi-channel capabilities and launch of our Shop Your Way Rewards program and an increase of $97 million related to the impact of foreign currency exchange rates. The decrease includes a $86 million reduction in payroll and benefits expense, a $33 million reduction in advertising expense and a $40 million reduction in insurance expense, as well as reductions in various other expense categories. Selling and administrative expenses for 2010 were impacted by domestic pension plan expense of $120 million and store closing costs and severance of $14 million. Selling and administrative expenses for 2009 were impacted by domestic pension plan expense of $170 million and store closing costs and severance of $82 million, partially offset by a gain of $32 million recorded in connection with the settlement of Visa/MasterCard antitrust litigation.

Our selling and administrative expense rates were 24.4% for 2010 and 24.2% for 2009. The increase in our selling and administrative expense rate is primarily the result of lower expense leverage given lower overall sales.

Depreciation and Amortization

Depreciation and amortization expense decreased by $25 million during 2010 to $869 million and included charges of $10 million and $12 million in 2010 and 2009, respectively, taken in connection with store closings. The decrease is primarily attributable to having fewer assets available for depreciation.

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

Operating Income

Operating income was $437 million for 2010 and $667 million for 2009. Operating income decreased $230 million and was the result of reductions in gross margin, partially offset by lower selling and administrative expenses. Operating income for 2010 included expenses of $156 million related to domestic pension plans, store closings and severance and a $35 million gain recognized on the sale of a Sears Auto Center. Operating income for 2009 included expenses of $301 million related to domestic pension plans, store closings and severance, a $44 million gain recognized by Sears Canada on the sale of its former headquarters, and a $32 million gain recorded in connection with the settlement of Visa/MasterCard antitrust litigation.

Interest Expense

We incurred $293 million in interest expense during 2010 and $248 million in 2009. Our interest expense increased primarily due to an increase in average total debt balances throughout 2010.

Other Loss

Other loss is primarily comprised of mark-to-market and settlement gains and losses on Sears Canada hedge transactions. Total net mark-to-market and settlement losses of $15 million were recorded on these transactions in 2010. Total net mark-to-market and settlement losses of $67 million were recorded on these transactions in 2009. See Notes 4 and 5 of Notes to Consolidated Financial Statements for further information regarding these transactions.

Income Taxes

Our effective tax rate was 16.3% in 2010 and 28.4% in 2009. The decrease in our tax rate is primarily due to lower taxable income and the resolution of certain federal and state income tax matters during 2010, which resulted in a $13 million tax benefit.

Business Segment Results

Kmart

Kmart results and key statistics were as follows:

millions, except for number of stores	2011	2010	2009
Merchandise sales and services	$15,285	$15,593	$15,743
Comparable store sales %	(1.4)%	0.8%	(0.7)%
Cost of sales, buying and occupancy	11,818	11,757	12,038
Gross margin dollars	3,467	3,836	3,705
Margin rate	22.7%	24.6%	23.5%
Selling and administrative	3,371	3,341	3,386
Selling and administrative expense as a percentage of revenues	22.1%	21.4%	21.5%
Depreciation and amortization	149	149	152
Impairment charges	15	—	—
Gain on sales of assets	(34)	(7)	(23)

Total costs and expenses	15,319	15,240	15,553

Operating income (loss)	$(34)	$353	$190

Adjusted EBITDA	$172	$508	$364
Total Kmart stores	1,305	1,307	1,327

2011 Compared to 2010

Revenues and Comparable Store Sales

Kmart’s total sales decreased by $308 million, as comparable store sales decreased 1.4% in 2011. The declines in revenue were primarily due to lower comparable store sales and the effect of having fewer Kmart stores in operation. The Kmart declines in comparable store sales included decreases in the consumer electronics, pharmacy, home, apparel and jewelry categories, partially offset by an increase in the grocery and household category.

Gross Margin

Kmart generated $3.5 billion in gross margin in 2011 and $3.8 billion in 2010. The decrease in gross margin dollars of $369 million was mainly driven by a decline in the gross margin rate and included charges of $46 million and $6 million for markdowns recorded in connection with store closings announced during 2011 and 2010, respectively.

Kmart’s gross margin rate was 22.7% in 2011 and 24.6% in 2010. The decline of 190 basis points was mainly due to higher commodity costs and markdowns in apparel and home, as well as markdowns in consumer electronics.

Selling and Administrative Expenses

Kmart’s selling and administrative expenses increased $30 million in 2011. The increase was mainly due to an increase in store closing expenses. Selling and administrative expenses were impacted by store closing costs and severance of $30 million and $7 million, in 2011 and 2010, respectively.

Kmart’s selling and administrative expense rate was 22.1% in 2011 and 21.4% in 2010, and increased primarily as a result of Kmart’s decline in revenues.

Impairment Charges

We recorded impairment charges of $15 million during 2011 related to impairment of long-lived assets. We did not record any such impairments in 2010. Impairment charges recorded during 2011 are further described in Note 13 of Notes to Consolidated Financial Statements.

Gain on Sales of Assets

Kmart recorded a total net gain on sales of assets of $34 million in 2011 and $7 million in 2010. The gains on sales of assets in 2011 included a gain of $12 million recognized on the sale of one store in Indiana.

Operating Income (Loss)

Kmart recorded an operating loss of $34 million in 2011, as compared to operating income of $353 million in 2010. The decrease in Kmart’s operating results was primarily the result of a decline in gross margin dollars, driven by the declines in the gross margin rate and revenues, and an increase in selling and administrative expenses. Kmart’s operating loss for 2011 included expenses related to impairments of $15 million, store closing and severance costs of $76 million as well as a gain of $12 million related to the sale of one store in Indiana. Operating income in 2010 included store closing and severance costs of $13 million.

2010 Compared to 2009

Revenues and Comparable Store Sales

Kmart’s comparable store sales increased 0.8% while total sales declined 1.0% in 2010. The decline in revenues primarily reflects the impact of having fewer stores in operation. The comparable store sales increase was primarily driven by increases in most categories, with higher increases in the apparel, footwear, jewelry, sporting goods and toys categories, partially offset by declines in the food and consumable and pharmacy categories.

Gross Margin

Kmart generated $3.8 billion in gross margin in 2010 and $3.7 billion in 2009. The $131 million increase was mainly a result of a 110 basis point increase in margin rate and included a $6 million charge recorded in cost of sales for margin related expenses taken in connection with store closings in 2010. Gross margin for 2009 included a $27 million charge recorded in cost of sales for margin related expenses taken in connection with store closings in 2009. Kmart’s margin rate increased to 24.6%, from 23.5% in 2009, in part as a result of an increase in sales of higher margin categories such as apparel and sporting goods.

Selling and Administrative Expenses

Kmart’s selling and administrative expenses decreased $45 million to $3.3 billion in 2010 and included incremental expenses of $21 million related to our continued investment in our multi-channel capabilities and the launch of our Shop Your Way Rewards program. The decline in selling and administrative expenses primarily reflects a reduction in payroll expenses of $16 million, a reduction in advertising expenses of $11 million, as well as reductions in various other expense categories. Selling and administrative expenses include charges related to store closings and severance of $7 million and $35 million, for 2010 and 2009, respectively, as well as a $17 million gain related to settlement of Visa/MasterCard antitrust litigation in 2009. Our selling and administrative expense rate was 21.4% for 2010 and 21.5% in 2009, and decreased primarily as a result of the above noted significant items.

Depreciation and Amortization

Depreciation and amortization expense decreased $3 million in 2010 to $149 million. Depreciation and amortization for 2009 included $3 million of charges taken in connection with store closings.

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

Sears Domestic

Sears Domestic results and key statistics were as follows:

millions, except for number of stores	2011	2010	2009
Merchandise sales and services	$21,649	$22,275	$22,989
Comparable store sales %	(3.0)%	(3.1)%	(8.1)%
Cost of sales, buying and occupancy	15,849	15,910	16,203
Gross margin dollars	5,800	6,365	6,786
Margin rate	26.8%	28.6%	29.5%
Selling and administrative	6,042	5,940	6,065
Selling and administrative expense as a percentage of revenues	27.9%	26.7%	26.4%
Depreciation and amortization	601	620	640
Impairment charges	634	—	—
Gain on sales of assets	(30)	(46)	(6)

Total costs and expenses	23,096	22,424	22,902

Operating income (loss)	$(1,447)	$(149)	$87

Adjusted EBITDA	$4	$558	$925
Number of:
Full-line stores(1)	867	894	908
Specialty stores	1,338	1,265	1,225

Total Domestic Sears stores	2,205	2,159	2,133

(1)

2011 included 834 full-line stores and 33 Sears Essentials/Grand stores; 2010 included 842 full-line stores and 52 Sears Essentials/Grand stores; 2009 included 848 full-line stores and 60 Sears Essentials/Grand stores

2011 Compared to 2010

Revenues and Comparable Store Sales

Sears Domestic’s total sales decreased by $626 million to $21.6 billion in 2011, as comparable store sales decreased 3.0%. The decline in revenue was mainly due to the decrease in comparable store sales, as well as the impact of having fewer Sears Full-line stores in operation. The decrease in comparable store sales was primarily driven by declines in the appliances and consumer electronics categories, and were partially offset by an increase in the home category.

Gross Margin

Sears Domestic generated gross margin dollars of $5.8 billion in 2011 and $6.4 billion in 2010. The decrease of $565 million was mainly a result of a decline in Sears Domestic’s gross margin rate during 2011 and included charges of $84 million and $6 million for markdowns recorded in connection with store closings announced during 2011 and 2010, respectively.

Sears Domestic’s gross margin rate was 26.8% in 2011 and 28.6% in 2010. The decline of 180 basis points was primarily due to reduced margins in the home appliance, consumer electronics, and Lands’ End categories and declines in home services.

Selling and Administrative Expenses

Sears Domestic’s selling and administrative expenses increased $102 million to $6.0 billion in 2011. The increase was mainly due to increases in insurance and store closing expenses. Selling and administrative expenses included domestic pension plan expense of $74 million in 2011 and $120 million in 2010, store closing costs and severance of $76 in 2011 and $7 million in 2010, and hurricane losses of $12 million in 2011.

Our selling and administrative expense rate was 27.9% for 2011 and 26.7% for 2010, and increased due to the above noted increase in expense and decline in sales.

Depreciation and Amortization

Depreciation and amortization expense decreased by $19 million to $601 million during 2011, and included charges of $8 million and $10 million in 2011 and 2010, respectively, taken in connection with store closings. The decrease is primarily attributable to having fewer assets available for depreciation.

Gain on Sales of Assets

Sears Domestic recorded a total net gain on sales of assets of $30 million in 2011 and $46 million in 2010. The gains on sales of assets in 2011 included a gain of $21 million recognized on the sale of two stores in California operated under The Great Indoors format. The gain on sales of assets in 2010 was due to the recognition of a previously deferred gain from the October 2006 sale of one of our Sears Auto Centers. At the time of the sale, we leased back the property for a period of time. Given the terms of the contract, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. We closed our operations at this location during the first quarter of 2010 and, as a result, recognized a gain of $35 million on this sale at that time.

Impairment Charges

We recorded impairment charges of $551 million and $83 million during 2011 related to impairment of goodwill and long-lived assets, respectively. We did not record any such impairments in 2010. Impairment charges recorded during 2011 are further described in Notes 12 and 13 of Notes to Consolidated Financial Statements.

Operating Loss

Sears Domestic reported an operating loss of $1.4 billion in 2011 and $149 million in 2010. The increase in Sears Domestic’s operating loss was primarily the result of lower gross margin dollars, driven by declines in the gross margin rate and revenues, and the impairment charges noted above. Sears Domestic’s operating loss included expenses related to impairments of $634 million in 2011, domestic pension plans and store closing costs and severance of $242 million in 2011 and $143 million in 2010, hurricane losses of $12 million in 2011, as well as gains of $21 million and $35 million in 2011 and 2010, respectively, related to the sale of real estate.

2010 Compared to 2009

Revenues and Comparable Store Sales

Sears Domestic’s comparable store sales and total sales both declined 3.1% during 2010. Comparable store sales declines were driven by the hardlines categories, as well as apparel. Over half of the total decline occurred in consumer electronics. In contrast, Sears’ footwear, jewelry, and automotive categories generated comparable store sales growth during the period.

Gross Margin

Sears Domestic’s gross margin dollars declined $421 million to $6.4 billion in 2010. Gross margin in 2010 included a $6 million charge recorded in cost of sales for margin related expenses taken in connection with store closings. Sears Domestic’s gross margin for 2009 included a $10 million charge for markdowns recorded in connection with store closings. The decline was mainly a result of the impact of lower overall sales on Sears Domestic’s gross margin and a decline in margin rate. Sears Domestic’s gross margin rate was 28.6% in 2010 and 29.5% in 2009, a decrease of 90 basis points. The decline was mainly due to reduced margin rates in home services and appliances.

Selling and Administrative Expenses

Sears Domestic’s selling and administrative expenses decreased $125 million to $5.9 billion in 2010 and included incremental expenses of $102 million related to our continued investment in our multi-channel capabilities and the continued launch of our Shop Your Way Rewards program. The decrease includes a reduction in payroll and benefits expense of $80 million, a reduction in advertising expenses of $35 million, and a $42 million reduction in insurance expense, as well as reductions in various other expense categories. Selling and administrative expenses for 2010 were impacted by domestic pension plan expense of $120 million and store closing costs and severance of $7 million. Selling and administrative expenses for 2009 were impacted by domestic pension plan expense of $170 million, store closing costs and severance of $39 million, and a $15 million gain related to settlement of Visa/MasterCard antitrust litigation.

Our selling and administrative expense rate was 26.7% for 2010 and 26.4% for 2009. The increase in our selling and administrative expense rate is primarily the result lower expense leverage given lower overall sales.

Depreciation and Amortization

Depreciation and amortization expense decreased by $20 million to $620 million during 2010, and included charges of $10 million and $9 million in 2010 and 2009, respectively, taken in connection with store closings. The decrease is primarily attributable to having fewer assets available for depreciation.

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

Operating Income (Loss)

Sears Domestic reported an operating loss of $149 million in 2010 and operating income of $87 million in 2009. The decrease in Sears Domestic’s operating results was primarily the result of lower gross margin dollars given lower overall sales and lower margin rate, partially offset by reductions in selling and administrative expenses and the above noted significant items. Operating income in 2010 included expenses of $143 million related to domestic pension plans and store closings and severance, as well as a gain of $35 million recognized on the sale of a Sears Auto Center. Operating income in 2009 included expenses of $228 million related to domestic pension plans and store closings and severance, as well as a $15 million gain related to settlement of Visa/MasterCard antitrust litigation.

Sears Canada

Sears Canada, a consolidated, 95%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. Sears Canada results and key statistics were as follows:

millions, except for number of stores	2011	2010	2009
Merchandise sales and services	$4,633	$4,796	$4,628
Comparable store sales %	(7.7)%	(4.0)%	(6.9)%
Cost of sales, buying and occupancy	3,299	3,333	3,133
Gross margin dollars	1,334	1,463	1,495
Margin rate	28.8%	30.5%	32.3%
Selling and administrative	1,251	1,144	1,048
Selling and administrative expense as a percentage of revenues	27.0%	23.9%	22.6%
Depreciation and amortization	103	100	102
Gain on sales of assets	—	(14)	(45)

Total costs and expenses	4,653	4,563	4,238

Operating income (loss)	$(20)	$233	$390

Adjusted EBITDA	$101	$319	$455
Number of:
Full-line stores	122	122	122
Specialty stores	378	361	280

Total Sears Canada stores	500	483	402

2011 Compared to 2010

Revenues and Comparable Store Sales

Sears Canada’s revenues decreased by $163 million in 2011 to $4.6 billion and included a $171 million increase due to the impact of exchange rates. On a Canadian dollar basis, revenues decreased by $334 million, due to a 7.7% decline in comparable store sales primarily attributable to sales declines in the hardlines and home categories, with industry-wide price compression and aggressive competition affecting sales in major appliances, electronics and home décor products. Revenue in the apparel and accessories categories also experienced declines primarily in women’s wear and men’s wear.

Gross Margin

Total gross margin dollars decreased $129 million to $1.3 billion for 2011 and included a $51 million increase due to the impact of exchange rates. Gross margin decreased $180 million on a Canadian dollar basis primarily as a result of a decline in gross margin rate. Sears Canada’s margin rate decreased 170 basis points to 28.8% in 2011, from 30.5% in 2010, as a result of clearing inventory, due to an enhanced focus on improving inventory productivity.

Selling and Administrative Expenses

Sears Canada’s selling and administrative expenses increased $107 million to $1.3 billion in 2011, and included an increase of $42 million due to the impact of exchange rates and severance expenses of $18 million recorded during 2011. On a Canadian dollar basis, selling and administrative expenses increased by $65 million primarily due to increased investment in strategic projects and the above noted severance expense.

Sears Canada’s selling and administrative expense rate was 27.0% in 2011 and 23.9% in 2010, and increased primarily due to the above noted increase in expenses and decrease in sales.

Operating Income (Loss)

Sears Canada recorded an operating loss of $20 million in 2011 and operating income of $233 million in 2010. The $253 million decrease in operating results primarily reflects the above noted declines, on a Canadian dollar basis, in sales and gross margin, and the increase in selling and administrative expenses.

2010 Compared to 2009

Revenues and Comparable Store Sales

Sears Canada’s revenues increased 3.6% in 2010. The increase in revenues of $168 million included a $433 million increase due to the impact of exchange rates. On a Canadian dollar basis, revenues decreased by $265 million, primarily reflecting a comparable store sales decrease of 4.0%. Comparable store sales decreases were more pronounced in the appliances and apparel categories. We believe the decline in comparable store sales was mainly the result of a continued tightening in consumer discretionary spending resulting from falling consumer confidence levels, as well as increased cross-border shopping due to the effect of a strong Canadian dollar relative to the U.S. dollar.

Gross Margin

Gross margin dollars decreased $32 million to $1.5 billion for 2010 and included a $142 million increase due to the impact of exchange rates. Gross margin decreased $174 million on a Canadian dollar basis as a result of lower overall sales and a decline in margin rate. Sears Canada’s margin rate decreased to 30.5% in 2010 from 32.3% in 2009 due to price compression in the appliance and electronics categories, as well as an increase in promotional and clearance markdowns related to a challenging economic environment.

Selling and Administrative Expenses

Sears Canada’s selling and administrative expenses increased $96 million to $1.1 billion in 2010 and included a $97 million increase due to the impact of exchange rates and severance expenses of $8 million recorded during 2009. On a Canadian dollar basis, selling and administrative expenses were flat.

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

Operating Income

Sears Canada’s operating income decreased $157 million to $233 million in 2010 and included a $42 million increase due to the impact of foreign currency exchange rates. The decrease of $199 million on a Canadian dollar basis reflects the above noted decreases in gross margin dollars given lower overall sales on a Canadian dollar basis and reduced margin rate and decrease in gains on sales of assets.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash Balances

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash and cash equivalents balances at the years ended January 28, 2012 and January 29, 2011 are detailed in the following table.

millions	January 28, 2012	January 29, 2011
Domestic
Cash and equivalents	$182	$453
Cash posted as collateral	20	324
Credit card deposits in transit	155	166

Total domestic cash and cash equivalents	357	943
Sears Canada	390	416

Total cash and cash equivalents	747	1,359
Restricted cash	7	15

Total cash balances	$754	$1,374

We had total cash balances of $0.8 billion at January 28, 2012 and $1.4 billion at January 29, 2011. The decrease in cash balances from January 29, 2011 primarily reflects a decrease in net operating cash flows generated during 2011 due to decreased income and an increase in contributions to our pension and postretirement benefit plans, partially offset by a decrease in working capital needs. Primary uses of cash for 2011 included $432 million for capital expenditures, contributions to our pension and postretirement benefit plans of $390 million, $183 million for repurchases of Company shares, and other working capital needs. These uses of cash were partially funded by a net increase in borrowings of $308 million.

At various times, we have posted cash collateral for certain outstanding letters of credit, self-insurance programs and currency forward contracts. Such cash collateral is classified within cash and cash equivalents given we have the ability to substitute letters of credit at any time for this cash collateral and it is therefore readily available to us. In 2011, we substituted cash collateral with letters of credit, thus reducing the balance.

Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. Cash amounts held in these short-term investments are readily available to us.

Credit card deposits in transit include deposits in transit from banks for payments related to third-party credit card and debit card transactions.

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

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $68 million and $122 million at January 28, 2012 and January 29, 2011, respectively.

Investment of Available Capital

Since the Merger, we have continued to invest in our businesses to transform the customer experience as the retail industry evolves and provide the opportunity for attractive returns. Further, through January 28, 2012, we have repurchased approximately $6.0 billion of our common shares since the Merger and may continue to repurchase shares subject to market conditions and board authorization. In addition, we may pursue investments in the form of acquisitions, joint ventures and partnerships where we believe appropriate returns can be obtained.

Our Board of Directors has delegated authority to direct investment of our surplus cash to our Chairman, Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or Finance Committee of the Board of Directors.

Operating Activities and Cash Flows

Holdings used $307 million of cash in its continuing operations during 2011 and generated $77 million of cash in its continuing operations in 2010. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used more cash in operations in 2011 compared to 2010 mainly as result of our net loss in 2011 and an increase in contributions to our pension and postretirement benefit plans, partially offset by a decrease in other working capital needs.

Holdings generated $77 million in cash flows from continuing operation during 2010 and $1.5 billion in 2009. The decrease in operating cash flows in 2010 was mainly the result of higher working capital balances, increased pension and postretirement contributions, as well as decreased net income.

Merchandise inventories were $8.4 billion at January 28, 2012 and $9.0 billion at January 29, 2011. Merchandise payables were $2.9 billion at January 28, 2012 and $3.0 billion at January 29, 2011. Our domestic inventory balances decreased by $421 million to $7.7 billion at January 29, 2011. The decrease was primarily at Sears Domestic and was due to decreases in the tools and paint, consumer electronics, sporting goods and home categories, partially offset by increased apparel inventory at both Lands’ End and Sears. Sears Canada’s inventory levels decreased by approximately $123 million from January 29, 2011 to $745 million at January 28, 2012 primarily due to clearing inventory due to an enhanced focus on improving inventory productivity.

Investing Activities and Cash Flows

Net cash flows used in investing activities from continuing operations totaled $352 million in 2011, $391 million in 2010, and $161 million in 2009. Cash used in investing activities in all three years was primarily used for purchases of property and equipment.

We spent $432 million on capital expenditures during 2011, $426 million during 2010 and $350 million during 2009. Capital expenditures during 2011 included investments in online initiatives, information technology infrastructure, in-home consultative sales technology, and maintenance for stores and distribution centers. Capital expenditures during 2010 included investments in online initiatives, information technology and infrastructure for stores and distribution centers. Capital expenditures during 2009 included investments in information technology and infrastructure for the stores and distribution centers.

We anticipate 2012 capital expenditure levels to be slightly below 2011 levels with continued investment in information technology upgrades and the infrastructure of our facilities. It should be noted that in the normal course of business, we consider opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash and cause our capital expenditure levels to vary from period to period. In addition, we review leases that will expire in the short term in order to determine the appropriate action to take with respect to them. During 2011, we purchased 5 previously leased operating properties for $17 million. We did not make any such purchases in 2010 or 2009.

During 2009, we received $166 million in cash from changes in investments and restricted cash. This reflects cash received from The Reserve Primary Fund of $38 million, as well as changes in restricted cash requirements at Sears Canada.

Financing Activities and Cash Flows

Holdings generated net cash from financing activities from continuing operations of $47 million in 2011. Net cash used in financing activities from continuing operations was $64 million in 2010 and $935 million in 2009. The financing activities in 2011 reflect an increase in debt to fund operations, and common share repurchase activity. The financing activities in 2010 reflect purchases of Sears Canada shares, debt repayments and common share repurchase activity, which were funded in part from $1.25 billion of proceeds from our senior secured notes offering in October 2010. Financing activities in 2009 primarily reflect common share repurchase activity and debt repayments.

Repayments of long-term debt were $611 million, $358 million and $319 million in 2011, 2010 and 2009, respectively. These repayments were offset by an increase of $815 million in total short-term borrowings and proceeds of $104 million from Sears Canada’s credit facility in 2011, and $1.4 billion in proceeds from debt issuance in 2010.

In 2010, we took various financing actions to extend our capital structure. These actions included Sears Holdings issuing $1.25 billion of 6 5/8% senior secured notes due 2018 which are secured by domestic inventory and credit card accounts receivable and Sears Canada entering into a five-year $800 million Canadian credit facility which is secured by a first lien on Sears Canada’s inventory and receivable balances.

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

We repurchased $183 million, $394 million and $424 million of our common stock pursuant to our common share repurchase program in 2011, 2010 and 2009, respectively. The common share repurchase program was initially announced in 2005 and had a total authorization since inception of the program of $6.5 billion. At January 28, 2012, we had approximately $504 million of remaining authorization under the program. The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

Uses and Sources of Liquidity

Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment, pension plan contributions and common share repurchases. We consider ourselves to be an asset-rich enterprise with substantial liquidity and financial flexibility benefiting from multiple funding resources such as our $3.275 billion domestic revolving credit facility through April 2016, an $800 million credit Canadian revolver through September 2015, $1.24 billion of senior secured notes due in 2018. Further, there is approximately $500 million of remaining Sears, Roebuck and Co. debt from the merger. These funding resources are described in more detail below. As of January 28, 2012, we had $3.2 billion of liquidity with cash balances of $754 million and nearly $2.5 billion of capacity on the domestic and Canadian revolving credit facilities.

The revolver and senior secured notes are firmly in place for the next several years and are supported by an asset base which includes $8.4 billion of inventory, owned and leased real estate assets, market leading proprietary brands such as Kenmore, Craftsman and DieHard, and successful stand-alone businesses such as Lands’ End and Sears Canada. This asset base provides us flexibility as we seek to transform our business.

We recently announced our plans to separate Sears Hometown and Outlet businesses and certain hardware stores in the third quarter of 2012 through a transfer to electing shareholders, which is expected to generate in the range of $400 million to $500 million in proceeds. We also announced that we are in the process of completing a real estate transaction for 11 stores for $270 million, which is expected to close in April 2012. In addition, Sears Canada announced that it has entered into an agreement to surrender and early terminate the leases on three properties for $170 million Canadian in cash proceeds, which is also expected to close in April 2012.

In 2011, we also sharpened our focus to manage our merchandise inventory and payables more closely to improve our productivity and increase our return on invested capital. We have already made some progress in reducing our inventory investment as inventory decreased $544 million from the prior year while merchandise payables have decreased by $134 million. Inventory productivity will continue to be a main focus in 2012 and we currently plan to realize further reductions in our peak inventory in 2012 in excess of the $500 million to $580 million previously communicated on December 27, 2011. These inventory management initiatives coupled with the transactions unlocking the value in our assets that were mentioned above are expected to generate over $1 billion in capital in 2012.

We have ongoing discussions concerning our liquidity and financial position with the vendor community and third parties that offer various credit protection services to our vendors. The topics discussed have included such areas as pricing, payment terms and ongoing business arrangements. As of the date of this report, we had not experienced any significant disruption in our access to merchandise or our operations.

At January 28, 2012, our total debt consisting of short-term borrowings, long-term debt and capital leases was $3.5 billion, up from $3.2 billion at January 29, 2011. Debt of approximately $340 million related to Orchard is now presented in current and non-current liabilities of discontinued operations. Taking this into account, our total debt decreased from the prior year. Our year end 2011 and 2010 outstanding borrowings (excluding borrowings related to Orchard) were as follows:

millions	January 28, 2012	January 29, 2011
Short-term borrowings:
Unsecured commercial paper	$337	$360
Secured borrowings	838	—
Long-term debt, including current portion:
Notes and debentures outstanding	1,863	2,303
Capitalized lease obligations	455	530

Total borrowings	$3,493	$3,193

Domestic Credit Agreement

During the first quarter of 2011, we increased the borrowing capacity and extended the maturity date of our domestic credit agreement (the “Original Domestic Credit Agreement”) by entering into an amended credit agreement (the “Amended Domestic Credit Agreement”). The Amended Domestic Credit Agreement increased the borrowing capacity of the facility to $3.275 billion from $2.4 billion and extended its expiration date to April 2016 from June 2012. We view this credit facility as our most cost efficient funding mechanism and therefore use it as a primary source of funding.

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

The Amended Domestic Credit Agreement continues to include a $1.5 billion letter of credit sub-limit and an uncommitted accordion feature that provides us the flexibility, subject to certain terms and conditions, to use the existing collateral under the credit facility to obtain an aggregate amount of up to $1.0 billion in additional borrowing capacity if we so choose. The Amended Domestic Credit Agreement permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.24 billion second lien notes were outstanding at January 28, 2012, providing the Company the capacity to issue up to an additional $760 million in second lien indebtedness. The Amended Domestic Credit Agreement is in place as a funding source for general corporate purposes and is an asset-based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Amended Domestic Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability.

The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. Based on availability, none of these requirements were in effect at January 28, 2012.

At January 28, 2012, we had $838 million of borrowings and $626 million of letters of credit outstanding under the Amended Domestic Credit Agreement. As a result, our availability under the agreement was $1.8 billion at January 28, 2012. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

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

Sears Canada Credit Agreement

In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on substantially all of Sears Canada’s non-real estate assets. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At January 28, 2012, we had approximately $101 million ($101 million Canadian) of borrowings outstanding under the Sears Canada Facility. Availability under this agreement, given total outstanding borrowings and letters of credit, was approximately $415 million ($415 million Canadian) at January 28, 2012.

Letters of Credit Facility

On January 20, 2011, we and certain of our subsidiaries entered into a letter of credit facility (the “LC Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which Wells Fargo may, on a discretionary basis and with no commitment, agree to issue standby letters of credit upon our request in an aggregate amount not to exceed $500 million for general corporate purposes. Any letters of credit issued under the LC Facility are secured by a first priority lien on cash placed on deposit at Wells Fargo pursuant to a pledge and security agreement in an amount equal to 103% of the face value of all issued and outstanding letters of credit. The LC Facility has a term ending on January 20, 2014, unless terminated sooner pursuant to its terms. Wells Fargo may, in its sole discretion, terminate the LC Facility at any time. At January 28, 2012, we had no letters of credit outstanding under the facility. We may replace any letters of credit issued under our LC Facility with letters of credit issued under the Amended Domestic Credit Agreement and as such, any cash collateral is considered unrestricted cash.

Debt Repurchase Authorization

In 2005, our Finance Committee of the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of our outstanding indebtedness in open market or privately negotiated transactions. Our wholly owned finance subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), has repurchased $215 million of its outstanding notes, including $6 million repurchased during 2009. In 2011, Sears Holdings repurchased $10 million of senior secured notes, recognizing a gain of $2 million. The unused balance of this authorization is $275 million.

Unsecured Commercial Paper

We borrow through the commercial paper markets. At January 28, 2012 and January 29, 2011, we had outstanding commercial paper borrowings of $337 million and $360 million, respectively. ESL Investments, Inc. held $250 million and $240 million at January 28, 2012 and January 29, 2011, respectively. See Note 15 for further discussion of these borrowings.

Debt Ratings

Our corporate family debt ratings at January 28, 2012 appear in the table below:

Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
B3	CCC+	CCC

Domestic Pension Plan Funding

Contributions to our pension plans remain a significant use of our cash on an annual basis. While Sears Holdings’ pension plan is frozen, and thus associates do not currently earn pension benefits, the company has a legacy pension obligation for past service performed by Kmart and Sears, Roebuck and Co. associates. During 2011, we contributed $352 million to our domestic pension plans. We estimate that the domestic pension contribution will be approximately $310 million in 2012 and $740 million in 2013, though the ultimate amount of pension contributions could be affected by changes in the applicable regulations as well as financial market and investment performance.

Wholly owned Insurance Subsidiary and Inter-company Securities

As noted in Note 1 of Notes to Consolidated Financial Statements, we have numerous types of insurable risks, including workers’ compensation, product and general liability, automobile, warranty, and asbestos and environmental claims. In addition, as discussed in Note 1, we sell extended service contracts to our customers. The associated risks are managed through Holdings’ wholly owned insurance subsidiary, Sears Reinsurance Company Ltd. (“Sears Re”), a Bermuda Class 3 insurer.

In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears utilizes two securitization structures to issue specific securities in which Sears Re invests its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 125 full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued securities that are secured by the mortgages and collateral assignments of the store leases. Sears Re and two other indirect wholly owned subsidiaries of Holdings own $1.3 billion (par value) of these mortgage-backed securities. Payments to Sears Re on these securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to Sears Re on these asset-backed securities are funded by the royalty payments. The issuers of these mortgage-backed and asset-backed securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees, interest and principal on these securities. Since the inception of the REMIC and KCD IP, LLC, these mortgage-backed and asset-backed securities have been entirely held by our wholly owned consolidated subsidiaries in support of our insurance activities. At January 28, 2012 and January 29, 2011, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.8 billion at both January 28, 2012 and January 29, 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

Information concerning our obligations and commitments to make future payments under contracts such as debt and lease agreements, and under contingent commitments, is aggregated in the following tables.

	Total	Payments Due by Period
Contractual Obligations		Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Other
millions
Operating leases	$4,819	$773	$1,233	$836	$1,977	$—
Short-term debt	1,175	1,175	—	—	—	—
Capital lease obligations	718	112	200	151	255	—
Royalty license fees(1)	121	60	44	17	—	—
Purchase obligations	17	17	—	—	—	—
Pension funding obligations	2,990	348	1,425	882	335	—
Long-term debt including current portion and interest	2,429	217	89	179	1,944	—
Liability and interest related to uncertain tax positions(2)	247	—	—	—	—	247

Total contractual obligations	$12,516	$2,702	$2,991	$2,065	$4,511	$247

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

(2)

At January 28, 2012, our uncertain tax position liability and gross interest payable were $192 million and $55 million, respectively. We are unable to reasonably estimate the timing of liabilities and interest payments arising from uncertain tax positions in individual years due to the uncertainties in the timing of the effective settlement of tax positions.

Other Commercial Commitments

We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding at January 28, 2012:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$632	$24	$—	$656
Commercial letters of credit	9	115	—	124
Secondary lease obligations and performance guarantee	—	—	16	16

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

Defined Benefit Retirement Plans

The fundamental components of accounting for defined benefit retirement plans consist of the compensation cost of the benefits earned, the interest cost from deferring payment of those benefits into the future and the results of investing any assets set aside to fund the obligation. Such retirement benefits were earned by associates ratably over their service careers. Therefore, the amounts reported in the income statement for these retirement plans have historically followed the same pattern. Accordingly, changes in the obligations or the value of assets to fund them have been recognized systematically and gradually over the associate’s estimated period of service. The largest drivers of losses or charges in recent years have been the discount rate used to determine the present value of the obligation and the actual return on pension assets. We recognize the changes by amortizing experience gains/losses in excess of the 10% corridor into expense over the associate service period and by recognizing the difference between actual and expected asset returns over a five-year period.

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

For purposes of determining the periodic expense of our defined benefit plans, we use the fair value of plan assets as the market related value. A one-percentage-point change in the assumed discount rate would have the following effects on the pension liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on interest cost component	$28	$(37)
Effect on pension benefit obligation	$(771)	$935

For 2012 and beyond, the domestic weighted-average health care cost trend rates used in measuring the postretirement benefit expense are a 9% trend rate in 2012 to an ultimate trend rate of 7% in 2016. A one-percentage-point change in the assumed health care cost trend rate would have the following effects on the postretirement liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on total service and interest cost components	$2	$(2)
Effect on postretirement benefit obligation	$30	$(26)

Income Taxes

We account for income taxes according to accounting standards for such taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the book basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If future utilization of deferred tax assets is uncertain, the Company may record a valuation allowance against certain deferred tax assets. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. In evaluating the objective evidence that historical results provide, we consider cumulative operating income (loss) over the past several years. These assumptions require significant judgment about the forecasts of future taxable income. After consideration of evidence regarding the ability to realize our deferred tax assets, we recorded a charge of $1.8 billion to establish a valuation allowance against certain deferred income tax assets in 2011.

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

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets, if any. As further described above, management considers estimates of the amount and character of future taxable income in assessing the likelihood of realization of deferred tax assets. Our actual effective tax rate and income tax expense could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, tax planning and the Company’s forecasted financial condition and results of operations in future periods. Although management believes current estimates are reasonable, actual results could differ from these estimates.

Domestic and foreign tax authorities periodically audit our income tax returns. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, we record reserves in accordance with accounting standards for uncertain tax positions. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved. Management’s estimates at the date of the financial statements reflect our best judgment, giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change. For further information, see Note 10 of Notes to Consolidated Financial Statements.

Goodwill and Intangible Asset Impairment Assessments

At January 28, 2012 and January 29, 2011, we had goodwill balances of $0.8 billion and $1.4 billion, respectively, and intangible asset balances of $2.9 billion and $3.0 billion, respectively. Holdings evaluates the carrying value of goodwill and intangible assets for possible impairment under accounting standards governing goodwill and other intangible assets. The majority of our goodwill and intangible assets relate to Kmart’s acquisition of Sears, Roebuck and Co. in March 2005. We allocated goodwill, which is defined as the total purchase price less the fair value of all assets and liabilities acquired, to reporting units at the acquisition date. As required by accounting standards, we perform annual goodwill and intangible impairment tests in the fourth quarter and update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Goodwill Impairment Assessments

Our goodwill resides in multiple reporting units. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using both a market participant approach, as well as a discounted cash flow model, commonly referred to as the income approach. The market participant approach determines the value of a reporting unit by deriving market multiples for reporting units based on assumptions potential market participants would use in establishing a bid price for the unit. This approach therefore assumes strategic initiatives will result in improvements in operational performance in the event of purchase, and includes the application of a discount rate based on market participant assumptions with respect to capital structure and access to capital markets. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to each of our reporting units. The projection uses management’s best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Our final estimate of fair value of reporting units is developed by equally weighting the fair values determined through both the market participant and income approaches, where comparable market participant information is available.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we record an impairment charge for the difference.

After performing the first step of the process in 2011, we determined goodwill recorded at two of the reporting units within the Sears Domestic segment were potentially impaired. After performing the second step of the process, we determined that the total amount of goodwill recorded at these reporting units was impaired and recorded a charge of $551 million. The impairment charge was primarily driven by the combination of lower sales and continued margin pressure coupled with expense increases which led to a decline in our operating profit. We did not record any goodwill impairment charges in 2010 or 2009.

The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets, and therefore, impact the related impairment charge. At the 2011 annual impairment test date, the conclusion that no indication of goodwill impairment existed for the remaining reporting units would not have changed had the test been conducted assuming: 1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value in determining their estimated fair values and/or 2) a 100 basis point decrease in the estimated sales growth rate and/or terminal period growth rate.

Based on our sensitivity analysis, we do not believe that the remaining recorded goodwill balance is at risk of impairment at any reporting unit at the end of the year because the fair value is substantially in excess of the carrying value and not at risk of failing step one. However, goodwill impairment charges may be recognized in future periods in one or more of the reporting units to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry or in the equity markets, which includes the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for one or more reporting units.

Intangible Asset Impairment Assessments

We review indefinite-lived intangible assets for impairment by comparing the carrying amount of each asset to the sum of undiscounted cash flows expected to be generated by the asset. We consider both the market approach and income approach when testing intangible assets with indefinite lives for impairment on an annual basis. We determined that the income approach, specifically the Relief from Royalty Method, was most appropriate for analyzing our indefinite-lived assets. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The Relief from Royalty Method involves two steps: (i) estimation of reasonable royalty rates for the assets and (ii) the application of these royalty rates to a net sales stream and discounting the resulting cash flows to determine a value. We multiplied the selected royalty rate by the forecasted net sales stream to calculate the cost savings (relief from royalty payment) associated with the assets. The cash flows are then discounted to present value by the selected discount rate and compared to the carrying value of the assets. We did not record any intangible asset impairment charges in 2011, 2010 or 2009.

The use of different assumptions, estimates or judgments in our intangible asset impairment testing process, such as the estimated future cash flows of assets and the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of an asset, and therefore, impact the related impairment charge. At the 2011 annual impairment test date, the above-noted conclusion that no indication of intangible asset impairment existed at the test date would not have changed had the test been conducted assuming: 1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our assets to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our intangibles), 2) a 100 basis point decrease in the terminal period growth rate without a change in the discount rate of each intangible, or 3) a 10 basis point decrease in the royalty rate applied to the forecasted net sales stream of our assets.

Based on our sensitivity analysis, we do not believe that the indefinite-lived intangible balance is at risk of impairment at the end of the year because the fair values are substantially in excess of the carrying values.

However, indefinite-lived intangible impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry, deterioration in our performance or our future projections, or changes in our plans for one or more indefinite-lived intangible asset.

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

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: changes in our accounting and other assumptions with respect to the value of our Hometown Store and Outlet businesses and certain hardware stores to be separated from Holdings (“Newco”); the actual valuation of Newco by our shareholders and other third parties; the extent to which we are able to complete the Newco transaction on terms that are favorable to us; the operational and financial profile of Holdings or any of its businesses and Newco after giving effect to the Newco transaction; the ability of Newco to operate as an independent entity, including its ability to source merchandise on acceptable terms; the timing and uncertainty of completion of the real estate and Newco transactions; our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail and related services industries; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships, including the lack of willingness of our vendors to provide acceptable payment terms; our ability to access capital markets and other financing sources; our ability to properly implement and realize the expected benefits from the actions that are intended to address our operating performance; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our dependence on sources outside the United States for significant amounts of our merchandise; our extensive reliance on computer systems to process transactions, summarize results and manage our business; our ability to maintain the security of member and customer, associate and company information; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; our ability to protect or preserve the image of our brands and our intellectual property rights; the outcome of pending and/or future legal proceedings, including product liability claims and bankruptcy claims, including proceedings with respect to which the parties have reached a preliminary settlement; and the timing and amount of required pension plan funding. In addition, the descriptions of our agreements, including our credit facility, are qualified in their entirety by reference to the actual terms of the agreements.

Certain of these and other factors are discussed in more detail in Item 1A of this Annual Report on Form 10-K. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. We intend the forward- looking statements to speak only at the time made and do not undertake to update or revise them as more information becomes available.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We face market risk exposure in the form of interest rate risk and foreign currency risk. These market risks arise from our derivative financial instruments and debt obligations.

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At January 28, 2012, 37% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at January 28, 2012, which totaled approximately $1.3 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $13 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Risk

At January 28, 2012, we had a foreign currency forward contract outstanding, totaling $629 million Canadian notional value and with a weighted average remaining life of 0.1 years, designed to hedge our net investment in Sears Canada against adverse changes in exchange rates. The fair value of the forward contract at January 28, 2012 was $(6) million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar at January 28, 2012, with all other variables held constant, would have resulted in a fair value of our foreign currency forward contract of approximately $(12) million at January 28, 2012, a decrease of $6 million. Our foreign currency forward contract requires collateral be posted in the event our liability under such contract reaches a predetermined threshold. Cash collateral posted under this contract is recorded as part of our accounts receivable balance. We had $5 million cash collateral posted under this contract at January 28, 2012.

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

Item 8.	Financial Statements and Supplementary Data

SEARS HOLDINGS CORPORATION

Consolidated Statements of Operations

millions, except per share data	2011	2010	2009
REVENUES

Merchandise sales and services	$41,567	$42,664	$43,360

COSTS AND EXPENSES
Cost of sales, buying and occupancy	30,966	31,000	31,374
Selling and administrative	10,664	10,425	10,499
Depreciation and amortization	853	869	894
Impairment charges	649	—	—
Gain on sales of assets	(64)	(67)	(74)

Total costs and expenses	43,068	42,227	42,693

Operating income (loss)	(1,501)	437	667

Interest expense	(289)	(293)	(248)
Interest and investment income	41	36	33
Other loss, net	(2)	(14)	(61)

Income (loss) from continuing operations before income taxes	(1,751)	166	391
Income tax expense	(1,369)	(27)	(111)

Income (loss) from continuing operations	(3,120)	139	280
Income (loss) from discontinued operations, net of tax	(27)	11	17

Net income (loss)	(3,147)	150	297

(Income) loss attributable to noncontrolling interests	7	(17)	(62)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(3,140)	$133	$235

Amounts attributable to Holdings’ shareholders:
Income (loss) from continuing operations, net of tax	$(3,113)	$122	$218
Income (loss) from discontinued operations, net of tax	(27)	11	17

Net income (loss)	$(3,140)	$133	$235

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic:
Continuing operations	$(29.15)	$1.09	$1.85
Discontinued operations	(0.25)	0.10	0.14

	$(29.40)	$1.19	$1.99

Diluted:
Continuing operations	$(29.15)	$1.09	$1.85
Discontinued operations	(0.25)	0.10	0.14

	$(29.40)	$1.19	$1.99

Basic weighted average common shares outstanding	106.8	111.5	117.8
Diluted weighted average common shares outstanding	106.8	111.7	117.9

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Consolidated Balance Sheets

millions, except per share data	January 28, 2012	January 29, 2011
ASSETS
Current assets
Cash and cash equivalents	$747	$1,359
Restricted cash	7	15
Accounts receivable	695	689
Merchandise inventories	8,407	8,951
Prepaid expenses and other current assets	388	334
Current assets of discontinued operations	—	212

Total current assets	10,244	11,560

Property and equipment
Land	1,924	1,959
Buildings and improvements	6,186	6,197
Furniture, fixtures and equipment	2,786	2,841
Capital leases	314	332

Gross property and equipment	11,210	11,329
Less accumulated depreciation and amortization	(4,633)	(4,227)

Total property and equipment, net	6,577	7,102
Goodwill	841	1,392
Trade names and other intangible assets	2,937	2,993
Other assets	782	899
Non-current assets of discontinued operations	—	414

TOTAL ASSETS	$21,381	$24,360

LIABILITIES
Current liabilities
Short-term borrowings	$1,175	$360
Current portion of long-term debt and capitalized lease obligations	230	489
Merchandise payables	2,912	3,046
Other current liabilities	2,892	2,937
Unearned revenues	964	976
Other taxes	523	546
Short-term deferred tax liabilities	516	165
Current liabilities of discontinued operations	—	124

Total current liabilities	9,212	8,643

Long-term debt and capitalized lease obligations	2,088	2,344
Pension and postretirement benefits	2,738	2,151
Other long-term liabilities	2,186	2,207
Long-term deferred tax liabilities	816	—
Non-current liabilities of discontinued operations	—	401

Total Liabilities	17,040	15,746

Commitments and contingencies
EQUITY
Sears Holdings Corporation equity
Preferred stock, 20 shares authorized; no shares outstanding	—	—
Common stock $0.01 par value; 500 shares authorized; 106 and 109 shares outstanding, respectively	1	1
Treasury stock – at cost	(5,981)	(5,826)
Capital in excess of par value	10,005	10,185
Retained earnings	1,865	4,930
Accumulated other comprehensive loss	(1,609)	(779)

Total Sears Holdings Corporation equity	4,281	8,511
Noncontrolling interest	60	103

Total Equity	4,341	8,614

TOTAL LIABILITIES AND EQUITY	$21,381	$24,360

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Consolidated Statements of Cash Flows

millions	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,147)	$150	$297
(Income) loss from discontinued operations, net of tax	27	(11)	(17)

Income (loss) from continuing operations	(3,120)	139	280
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax valuation allowance	1,798	—	—
Depreciation and amortization	853	869	894
Impairment charges	649	—	—
Gain on sales of assets	(64)	(67)	(74)
Pension and postretirement plan contributions	(390)	(316)	(209)
Settlement of Canadian dollar hedges	—	(3)	—
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(533)	(15)	94
Merchandise inventories	545	(353)	193
Merchandise payables	(134)	(285)	284
Income and other taxes	(50)	(34)	98
Mark-to-market asset on Sears Canada U.S. dollar collar contracts	2	7	65
Other operating assets	67	(7)	55
Other operating liabilities	70	142	(200)

Net cash provided by (used in) operating activities—continuing operations	(307)	77	1,480
Net cash provided by operating activities—discontinued operations	32	46	27

Net cash provided by (used in) operating activities	(275)	123	1,507

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	72	35	23
Net decrease in investments and restricted cash	8	—	166
Purchases of property and equipment	(432)	(426)	(350)

Net cash used in investing activities—continuing operations	(352)	(391)	(161)
Net cash provided by (used in) investing activities—discontinued operations	43	(15)	(11)

Net cash used in investing activities	(309)	(406)	(172)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued under executive compensation plans	—	—	13
Proceeds from debt issuances	104	1,353	—
Repayments of long-term debt	(611)	(358)	(319)
Increase (decrease) in short-term borrowings, primarily 90 days or less	815	35	(117)
Debt issuance costs	(35)	(28)	(81)
Purchase of Sears Canada shares	(43)	(603)	(7)
Sears Canada dividends paid to minority shareholders	—	(69)	—
Purchase of treasury stock	(183)	(394)	(424)

Net cash provided by (used in) financing activities—continuing operations	47	(64)	(935)
Net cash used in financing activities—discontinued operations	(75)	(31)	(16)

Net cash used in financing activities	(28)	(95)	(951)

Effect of exchange rate changes on cash and cash equivalents	—	57	132

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(612)	(321)	516
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,359	1,680	1,164

CASH AND CASH EQUIVALENTS, END OF YEAR	$747	$1,359	$1,680

SUPPLEMENTAL INFORMATION:
Capital lease obligation incurred	3	15	—
Supplemental Cash Flow Data:
Income taxes paid (refunds received)	94	47	(82)
Cash interest paid	223	164	169
Unpaid liability to acquire equipment and software	52	56	58
Non-cash dividend in connection with Spin-Off	(74)	—	—

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Consolidated Statements of Equity

	Equity Attributable to Holdings’ Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 31, 2009	122	$1	$(5,012)	$10,441	$4,562	$(612)	$319	$9,699
Comprehensive income
Net income	—	—	—	—	235	—	62	297
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(197)	(62)	(259)
Deferred loss on derivative, net of tax	—	—	—	—	—	6	—	6
Cumulative translation adjustment, net of tax	—	—	—	—	—	82	28	110

Total Comprehensive Income								154
Proceeds from exercise of stock options	—	—	16	(3)	—	—	—	13
Stock awards	—	—	(32)	29	—	—	—	(3)
Purchase of Sears Canada shares	—	—	—	(2)	—	—	(5)	(7)
Shares repurchased	(7)	—	(424)	—	—	—	—	(424)
Associate stock purchase	—	—	6	—	—	—	—	6
Other	—	—	—	—	—	—	(3)	(3)

Balance at January 30, 2010	115	1	(5,446)	10,465	4,797	(721)	339	9,435

Comprehensive income
Net income	—	—	—	—	133	—	17	150
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(41)	29	(12)
Deferred gain on derivative, net of tax	—	—	—	—	—	(9)	—	(9)
Cumulative translation adjustment, net of tax	—	—	—	—	—	68	25	93

Total Comprehensive Income								222
Stock awards	—	—	10	(11)	—	—	—	(1)
Purchase of Sears Canada shares	—	—	—	(269)	—	(76)	(236)	(581)
Sears Canada dividend paid to minority shareholders	—	—	—	—	—	—	(69)	(69)
Shares repurchased	(6)	—	(394)	—	—	—	—	(394)
Associate stock purchase	—	—	4	—	—	—	—	4
Other	—	—	—	—	—	—	(2)	(2)

Balance at January 29, 2011	109	$1	$(5,826)	$10,185	$4,930	$(779)	$103	$8,614

Comprehensive loss
Net loss	—	—	—	—	(3,140)	—	(7)	(3,147)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(789)		(789)
Deferred gain on derivative, net of tax	—	—	—	—	—	(6)	—	(6)
Cumulative translation adjustment, net of tax	—	—	—	—	—	(33)	(5)	(38)

Total Comprehensive Income								(3,980)
Stock awards	—	—	23	(19)	—	—	—	4
Purchase of Sears Canada shares	—	—		(24)	—	(2)	(17)	(43)
Shares repurchased	(3)	—	(183)	—	—	—	—	(183)
Associate stock purchase	—	—	5	—	—	—	—	5
Non-cash dividend issued in connection with Spin-Off				(137)	75		(12)	(74)
Other	—	—	—	—	—	—	(2)	(2)

Balance at January 28, 2012	106	$1	$(5,981)	$10,005	$1,865	$(1,609)	$60	$4,341

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION

Notes To Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations, Consolidation and Basis of Presentation

Sears Holdings Corporation (“Holdings”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings (together with its subsidiaries, “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), on March 24, 2005. We are a broadline retailer with 2,172 full-line and 1,338 specialty retail stores in the United States operating through Kmart and Sears and 500 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 95%-owned subsidiary. We have three reportable segments: Kmart, Sears Domestic and Sears Canada.

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

Spin-Off of Orchard Supply Hardware Stores Corporation

On December 30, 2011, we completed the spin-off to our shareholders of all of the capital stock of Orchard Supply Hardware Stores Corporation (“Orchard”) that was owned by Holdings immediately prior to the spin-off, consisting of common stock that represented approximately 80% of the voting power of Orchard’s outstanding capital stock and preferred stock that represented 100% of Orchard’s outstanding nonvoting capital stock. We expect that the spin-off will be tax-free to Holdings’ shareholders for U.S. federal income tax purposes, except for any cash received in lieu of shares. In connection with the spin-off, Holdings and certain of its subsidiaries entered into various agreements with Orchard, including a distribution agreement, a transition services agreement, an appliance sale and consignment agreement and brand license agreements. In addition, certain tax matters between Holdings and Orchard are governed by a tax sharing agreement entered into in 2005.

Holdings has determined that it has no significant continuing involvement in the operations of Orchard. Accordingly, the operating results for Orchard through the date of the spin-off are presented as discontinued operations in the accompanying Consolidated Statements of Operations for the years ended January 28, 2012, January 29, 2011 and January 30, 2010, and the current and non-current assets and liabilities of Orchard are presented separately in the accompanying Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011. In addition, the cash flows from operating, investing and financing activities for Orchard have been separately stated as discontinued operations in the accompanying Consolidated Statements of Cash Flows for the years ended January 28, 2012, January 29, 2011 and January 30, 2010. The Notes to Consolidated Financial Statements have been restated to exclude the impact of Orchard for all periods presented. Prior to completion of the spin-off, Orchard’s results of operations, financial position and cash flows were presented within the Sears Domestic segment.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31 each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal year	Ended	Weeks
2011	January 28, 2012	52
2010	January 29, 2011	52
2009	January 30, 2010	52

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit included in other current liabilities were $68 million and $122 million at January 28, 2012 and January 29, 2011, respectively.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis. Allowances for doubtful accounts on accounts receivable balances were $28 million and $35 million at January 28, 2012 and January 29, 2011, respectively. Our accounts receivable balance on our Consolidated Balance Sheet is presented net of our allowance for doubtful accounts and is comprised of various vendor-related and customer-related accounts receivable, including receivables related to our pharmacy operations.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

Approximately 49% of consolidated merchandise inventories are valued using LIFO. To estimate the effects of inflation on inventories, we utilize external price indices determined by an outside source, the Bureau of Labor Statistics. If the FIFO method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $70 million higher at January 28, 2012 and $42 million higher at January 29, 2011.

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

Primarily as a result of store closing actions, certain property and equipment are considered held for sale. The value of assets held for sale was $55 million and $36 million at January 28, 2012 and January 29, 2011, respectively. These assets were included in prepaid expenses and other current assets in the Consolidated Balance Sheets at January 28, 2012 and January 29, 2011 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell. We expect to sell the properties within a year and we continually remarket them. Substantially all assets held for sale are held within the Sears Domestic segment.

Impairment of Long-Lived Assets and Costs Associated with Exit Activities

In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including property and equipment and definite-lived intangible assets, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. See Note 13 for further information regarding long-lived asset impairment charges recorded during 2011.

We account for costs associated with location closings in accordance with accounting standards pertaining to accounting for costs associated with exit or disposal activities. As such, we record a liability for costs associated with location closings, which includes employee severance, inventory markdowns and other liquidation fees when management makes the decision to exit a location. We record a liability for future lease costs (net of estimated sublease income) when we cease to use the location.

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

As required by accounting standards, we perform annual goodwill and indefinite-lived intangible asset impairment tests in the fourth quarter and update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within a reporting unit. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

Goodwill Impairment Assessments

Our goodwill resides in multiple reporting units. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using both a market participant approach, as well as a discounted cash flow model, commonly referred to as the income approach. The market participant approach determines the value of a reporting unit by deriving market multiples for reporting units based on assumptions potential market participants would use in establishing a bid price for the unit. This approach therefore assumes strategic initiatives will result in improvements in operational performance in the event of purchase, and includes the application of a discount rate based on market participant assumptions with respect to capital structure and access to capital markets. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate for the

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

reporting unit. The projection uses management’s best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Our final estimate of fair value of reporting units is developed by equally weighting the fair values determined through both the market participant and income approaches.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. See Notes 12 and 13 to the Consolidated Financial Statements for further information regarding goodwill and related impairment charges recorded during 2011.

Intangible Asset Impairment Assessments

We consider the income approach when testing intangible assets with indefinite lives for impairment on an annual basis. We utilize the income approach, specifically the relief from royalty method, for analyzing our indefinite-lived assets. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (i) estimation of reasonable royalty rates for the assets and (ii) the application of these royalty rates to a net sales stream and discounting the resulting cash flows to determine a value. We multiplied the selected royalty rate by the forecasted net sales stream to calculate the cost savings (relief from royalty payment) associated with the assets. The cash flows are then discounted to present value by the selected discount rate and compared to the carrying value of the assets.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Sears Canada Hedges of Merchandise Purchases

Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated collar contracts for a portion of its expected requirements. Since Holdings’ functional currency is the U.S. dollar, we are not directly exposed to the risk of exchange rate changes due to Sears Canada’s merchandise purchases, and therefore we do not account for these instruments as a hedge of our foreign currency exposure risk. Changes in the fair value of these contracts are recorded in the Consolidated Statements of Operations as a component of other income (loss) each period.

Hedges of Foreign Currency

The foreign currency forward contracts are recorded on the Consolidated Balance Sheet at fair value and, to the extent they have been designated and qualify for hedge accounting treatment, an offsetting amount is recorded as a component of other comprehensive income, net of income tax effects. Changes in the fair value of those forward contracts for which hedge accounting is not applied are recorded in the Consolidated Statements of Operations as a component of other income (loss). Certain of our currency forward contracts require collateral to be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our restricted cash balance.

Counterparty Credit Risk

We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better at January 28, 2012 and January 29, 2011.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Self-insurance Reserves

We are self-insured for certain costs related to workers’ compensation, asbestos and environmental, automobile, warranty, product and general liability claims. We obtain third-party insurance coverage to limit our exposure to certain of these self-insured risks. A portion of these self-insured risks is managed through a wholly-owned insurance subsidiary. Our liability reflected on the Consolidated Balance Sheet, classified within other liabilities (current and long-term), represents an estimate of the ultimate cost of claims incurred at the balance sheet date. In estimating this liability, we utilize loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. The liabilities for self-insured risks are discounted to their net present values using an interest rate which is based upon the expected duration of the liabilities. Expected payments as of January 28, 2012 were as follows:

millions
At January 28, 2012
2012	$276
2013	186
2014	136
2015	96
2016	70
Later years	382

Total undiscounted obligation	1,146
Less—discount	(127)

Net obligation	$1,019

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

The Company has a Shop Your Way Rewards program in which customers earn points on purchases which may be redeemed to pay for future purchases. The expense for customer points earned is recognized as customers earn them and recorded in cost of sales.

Selling and Administrative Expenses

Selling and administrative expenses are comprised principally of payroll and benefits costs for retail and corporate employees, occupancy costs of corporate facilities, advertising, pre-opening costs and other administrative expenses.

Pre-Opening Costs

Pre-opening and start-up activity costs are expensed in the period in which they occur.

Advertising Costs

Advertising costs are expensed as incurred, generally the first time the advertising occurs, and amounted to $1.9 billion, $2.0 billion and $1.9 billion for 2011, 2010 and 2009, respectively. These costs are included within selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Income Taxes

We account for income taxes in accordance with accounting standards pertaining to such taxes. Accordingly, we provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. The tax balances and income tax expense recognized by us are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects our best estimates and assumptions regarding, among other things, the level of future taxable income, tax planning, and any valuation allowance. Future changes in tax laws, changes in projected levels of taxable income, tax planning, and adoption and implementation of new accounting standards could impact the effective tax rate and tax balances recorded by us. In evaluating our ability

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. In evaluating the objective evidence that historical results provide, we consider cumulative operating income (loss) over the past three years. These assumptions require significant judgment about the forecasts of future taxable income.

Stock-based Compensation

We account for stock-based compensation arrangements in accordance with accounting standards pertaining to share-based payment transactions, which requires us to both recognize as expense the fair value of all stock-based compensation awards (which includes stock options, although there were no options outstanding in 2011) and to classify excess tax benefits associated with share-based compensation deductions as cash from financing activities rather than cash from operating activities. We recognize compensation expense as awards vest on a straight-line basis over the requisite service period of the award.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

adoption is permitted. As this update only relates to financial statement presentation, we do not expect this update to have a material effect on our results of operations, cash flows or financial position.

Disclosures about Fair Value Measurements

In May 2011, the FASB issued an accounting standards update which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between U.S. GAAP and International Financial Reporting Standards. The update requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as disclosures of transfers between Level 1 and Level 2 of the fair value hierarchy. The update will be effective for us in the first quarter of 2012 and will primarily impact our disclosures, but otherwise is not expected to have a material impact on our consolidated financial position, annual results of operations or cash flows.

NOTE 2—SEARS CANADA

Sears Canada Share Repurchases

During the second quarter of 2011, Sears Canada renewed its Normal Course Issuer Bid with the Toronto Stock Exchange that permits it to purchase for cancellation up to 5% of its issued and outstanding common shares, representing approximately 5.3 million common shares. The purchase authorization expires on May 24, 2012 or on such earlier date as Sears Canada may complete its purchases pursuant to the Normal Course Issuer Bid. Sears Canada may not purchase common shares under the Normal Course Issuer Bid if they cannot be purchased at prices that they consider attractive, and decisions regarding the timing of purchases will be based on market conditions and other factors. Sears Canada purchased and cancelled approximately 2.7 million common shares for $43 million and approximately 2.2 million common shares for $43 million during 2011 and 2010, respectively.

Sears Holdings Ownership of Sears Canada

At January 28, 2012 and January 29, 2011, Sears Holdings was the beneficial holder of approximately 97 million, or 95% and 97 million, or 92% , respectively, of the common shares of Sears Canada.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

NOTE 3—BORROWINGS

Total borrowings outstanding at January 28, 2012 and January 29, 2011 were $3.5 billion and $3.2 billion, respectively. At January 28, 2012, total short-term borrowings were $1.2 billion, consisting of $838 million secured borrowings and $337 million of unsecured commercial paper. At January 29, 2011, total short-term borrowings were $360 million, consisting of unsecured commercial paper. The weighted-average annual interest rate paid on short-term debt was 2.3% in 2011 and 3.7% in 2010.

Long-term debt is as follows:

ISSUE	January 28, 2012	January 29, 2011
millions
SEARS ROEBUCK ACCEPTANCE CORP.
6.50% to 7.50% Notes, due 2011 to 2043	$398	$822
7.05% to 7.50% Medium-Term Notes, due 2012 to 2013	80	80
SEARS HOLDINGS CORP.
6.625% Senior Secured Notes, due 2018	1,237	1,246
SEARS DC CORP.
9.07% to 9.20% Medium-Term Notes, due 2012	23	23
SEARS CANADA INC.
Credit Facility, due 2015	101	107
CAPITALIZED LEASE OBLIGATIONS	455	530
OTHER NOTES AND MORTGAGES	24	25

Total long-term borrowings	2,318	2,833
Current maturities	(230)	(489)

Long-term debt and capitalized lease obligations	$2,088	$2,344

Weighted-average annual interest rate on long-term debt	7.1%	7.3%

The fair value of long-term debt, excluding capitalized lease obligations, was $1.5 billion at January 28, 2012 and $2.2 billion at January 29, 2011. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

At January 28, 2012, long-term debt maturities for the next five years and thereafter were as follows:

millions
2012	$230
2013	70
2014	54
2015	150
2016	40
Thereafter	1,774

$2,318

Interest

Interest expense for years 2011, 2010 and 2009 was as follows:

millions	2011	2010	2009
COMPONENTS OF INTEREST EXPENSE
Interest expense	$248	$242	$203
Accretion of lease obligations at net present value	20	21	22
Amortization of debt issuance costs	21	30	23

Interest expense	$289	$293	$248

Debt Repurchase Authorization

In 2005, our Finance Committee of the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of our outstanding indebtedness in open market or privately negotiated transactions. Our wholly owned finance subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), has repurchased $215 million of its outstanding notes, including $6 million repurchased during 2009. In 2011, Sears Holdings repurchased $10 million of senior secured notes, recognizing a gain of $2 million. The unused balance of this authorization is $275 million.

Unsecured Commercial Paper

We borrow through the commercial paper markets. At January 28, 2012 and January 29, 2011, we had outstanding commercial paper borrowings of $337 million and $360 million, respectively. ESL Investments, Inc. held $250 million and $240 million at January 28, 2012 and January 29, 2011, respectively. See Note 15 for further discussion of these borrowings.

Domestic Credit Agreement

During the first quarter of 2011, we increased the borrowing capacity and extended the maturity date of our domestic credit agreement (the “Original Domestic Credit Agreement”) by entering into an amended credit agreement (the “Amended Domestic Credit Agreement”). The Amended Domestic Credit Agreement increased the borrowing capacity of the facility to $3.275 billion from $2.4 billion and extended its expiration date to April 2016 from June 2012. We view this credit facility as our most cost efficient funding mechanism and therefore use it as a primary source of funding.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

The Amended Domestic Credit Agreement continues to include a $1.5 billion letter of credit sub-limit and an uncommitted accordion feature that provides us the flexibility, subject to certain terms and conditions, to use the existing collateral under the credit facility to obtain an aggregate amount of up to $1.0 billion in additional borrowing capacity if we so choose. The Amended Domestic Credit Agreement permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.24 billion second lien notes were outstanding at January 28, 2012, providing the Company the capacity to issue up to an additional $760 million in second lien indebtedness. The Amended Domestic Credit Agreement is in place as a funding source for general corporate purposes and is an asset-based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Amended Domestic Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability.

The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. Based on availability, none of these requirements were in effect at January 28, 2012.

At January 28, 2012, we had $838 million of borrowings and $626 million of letters of credit outstanding under the Amended Domestic Credit Agreement. As a result, our availability under the agreement was $1.8 billion at January 28, 2012. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

Sears Canada Credit Agreement

In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on substantially all of Sears Canada’s non-real estate assets. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At January 28, 2012, we had approximately $101 million ($101 million Canadian) of borrowings outstanding under the Sears Canada Facility, and classified these borrowings as long-term debt as we do not intend to repay outstanding amounts within the next 12 months. Availability under this agreement, given total outstanding borrowings and letters of credit, was approximately $415 million ($415 million Canadian) at January 28, 2012.

Letters of Credit Facility

On January 20, 2011, we and certain of our subsidiaries entered into a letter of credit facility (the “LC Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which Wells Fargo may, on a discretionary basis and with no commitment, agree to issue standby letters of credit upon our request in an aggregate amount not to exceed $500 million for general corporate purposes. Any letters of credit issued under the LC Facility are secured by a first priority lien on cash placed on deposit at Wells Fargo pursuant to a pledge and security agreement in an amount equal to 103% of the face value of all issued and outstanding letters of credit. The LC Facility has a term ending on January 20, 2014, unless terminated sooner pursuant to its terms. Wells Fargo may, in its sole discretion, terminate the LC Facility at any time. At January 28, 2012, we had no letters of credit outstanding under the facility. We may replace any letters of credit issued under our LC Facility with letters of credit issued under the Amended Domestic Credit Agreement and as such, any cash collateral is considered unrestricted cash.

Cash Collateral

We post cash collateral for certain self-insurance programs. We continue to classify the cash collateral posted for self-insurance programs as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. At January 28, 2012 and January 29, 2011, $20 million and $324 million of cash, respectively, was posted as collateral for self-insurance programs.

Wholly owned Insurance Subsidiary and Inter-company Securities

As noted in Note 1 of Notes to Consolidated Financial Statements, we have numerous types of insurable risks, including workers’ compensation, product and general liability, automobile, warranty, and asbestos and environmental claims. In addition, as discussed in Note 1, we sell extended service contracts to our customers. The associated risks are managed through Holdings’ wholly owned insurance subsidiary, Sears Reinsurance Company Ltd. (“Sears Re”), a Bermuda Class 3 insurer.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears utilizes two securitization structures to issue specific securities in which Sears Re invests its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 125 full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued securities that are secured by the mortgages and collateral assignments of the store leases. Sears Re and two other indirect wholly owned subsidiaries of Holdings own $1.3 billion (par value) of these mortgage-backed securities. Payments to Sears Re on these securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to Sears Re on these asset-backed securities are funded by the royalty payments. The issuers of these mortgage-backed and asset-backed securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees, interest and principal on these securities. Since the inception of the REMIC and KCD IP, LLC, these mortgage-backed and asset-backed securities have been entirely held by our wholly owned consolidated subsidiaries in support of our insurance activities. At January 28, 2012 and January 29, 2011, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.8 billion at both January 28, 2012 and January 29, 2011.

Trade Creditor Matters

We have ongoing discussions concerning our liquidity and financial position with the vendor community and third parties that offer various credit protection services to our vendors. The topics discussed have included such areas as pricing, payment terms and ongoing business arrangements. As of the date of this report, we had not experienced any significant disruption in our access to merchandise or our operations.

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

Earnings Effects of Derivatives on the Statements of Operations

For derivatives that were designated as hedges of our net investment in Sears Canada, we assess effectiveness based on changes in forward currency exchange rates. Changes in forward rates on the derivatives are recorded in the currency translation adjustments line in Accumulated Other Comprehensive Loss and will remain there until we substantially liquidate or sell our holdings in Sears Canada.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Sears Canada Hedges of Merchandise Purchases

Sears Canada had no outstanding foreign currency collar contracts at January 28, 2012. Sears Canada had entered into foreign currency collar contracts with a total notional value of $372 million at January 29, 2011. As discussed previously, these collar contracts are used to hedge Sears Canada’s purchase of inventory under U.S. dollar denominated contracts. We record mark-to-market adjustments based on the total notional value of these outstanding collar contracts at the end of each period. We recorded mark-to-market liabilities related to the foreign currency collar contracts of $3 million at January 29, 2011.

We record the earnings impact of mark-to-market and settlement adjustments for foreign currency collar contracts in other loss at the end of each period. We recorded mark-to-market and settlement gains on these contracts of $4 million in other loss for the year ended January 28, 2012 and mark-to-market and settlement losses on these contracts of $14 million in other loss for the year ended January 29, 2011.

Sears Canada’s above noted foreign currency collar contracts were entered into as a hedge of merchandise purchase contracts denominated in U.S. currency. We also record mark-to-market adjustments for the value of the merchandise purchase contracts (considered to be embedded derivatives under relevant accounting rules) at the end of each period. We recorded assets of $1 million at January 28, 2012 and $2 million at January 29, 2011 related to the fair value of these embedded derivatives.

We record the earnings impact of mark-to-market and settlement adjustments related to the embedded derivative in the merchandise purchase contracts in other loss at the end of each period. We recorded net mark-to-market and settlement losses of $5 million for the year ended January 28, 2012 and $1 million for the year ended January 29, 2011.

At January 28, 2012, we had total mark-to-market assets related to the collar contracts and embedded derivatives of $1 million. We recorded total net mark-to-market losses and settlements of $1 million in other loss for the year ended January 28, 2012. At January 29, 2011, we had total derivative mark-to-market liabilities related to the collar contracts and embedded derivatives of $1 million. We recorded total net mark-to-market losses and settlements of $15 million in other loss for the year ended January 29, 2011. See Note 5 for further information regarding fair value of these collar and merchandise purchase contracts and the respective balance sheet classifications at January 28, 2012 and January 29, 2011.

Hedges of Net Investment in Sears Canada

At January 28, 2012 and January 29, 2011, we had a foreign currency forward contract outstanding with a Canadian notional value of $629 million, and with a weighted-average remaining life of 0.1 years at January 28, 2012 and 0.5 years at January 29, 2011. These contracts were designated and qualified as hedges of the foreign currency exposure of our net investment in Sears Canada. Accordingly, the aggregate fair value of the forward contract outstanding at January 28, 2012 of approximately $(6) million was recorded as a liability on our Consolidated Balance Sheet and the fair value of the forward contract outstanding at January 29, 2011 of approximately $1 million was recorded as an asset on our Consolidated Balance Sheet. The decline in fair value of approximately $7 million related to these forward contracts, net of tax, was recorded as a component of other comprehensive loss for the year ended January 28, 2012.

We settled foreign currency forward contracts during 2010 and paid a net amount of $3 million relative to these contract settlements. As hedge accounting was applied to such contracts, an offsetting amount was recorded as a component of other comprehensive loss.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had $5 million and $3 million of cash collateral posted under these contracts at January 28, 2012 and January 29, 2011, respectively.

Counterparty Credit Risk

We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better at January 28, 2012.

Financial Guarantees

We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding at January 28, 2012:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$632	$24	$—	$656
Commercial letters of credit	9	115	—	124
Secondary lease obligations	—	—	16	16

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities and domestic cash and cash equivalents are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt is disclosed in Note 3 to the Consolidated Financial Statements. The following table provides the fair value measurement amounts for other financial assets and liabilities recorded on our Consolidated Balance Sheets at fair value at January 28, 2012 and January 29, 2011:

millions	Total Fair Value Amounts at January 28, 2012	Level 1	Level 2	Level 3
Cash equivalents(1)	$341	$341	$—	$—
Restricted cash(2)	7	7	—	—
Foreign currency derivative assets(3)	1	—	1	—
Foreign currency derivative liabilities(4)	(6)	—	(6)	—

Total	$343	$348	$(5)	$—

millions	Total Fair Value Amounts at January 29, 2011	Level 1	Level 2	Level 3
Cash equivalents(1)	$416	$416	$—	$—
Restricted cash(2)	15	15	—	—
Foreign currency derivative assets(3)	3	—	3	—
Foreign currency derivative liabilities(4)	(3)	—	(3)	—

Total	$431	$431	$—	$—

(1)	Included within Cash and cash equivalents on the Consolidated Balance Sheets.

(2)	Included within Restricted cash on the Consolidated Balance Sheets.

(3)	Included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

(4)	Included within Other current liabilities on the Consolidated Balance Sheets.

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

NOTE 6—INTEREST AND INVESTMENT INCOME

The following table sets forth the components of interest and investment income as reported in our Consolidated Statements of Operations.

millions	2011	2010	2009
Interest income on cash and cash equivalents	$4	$4	$5
Other investment income	37	32	28

Total	$41	$36	$33

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Interest Income on Cash and Cash Equivalents

We recorded interest income of $4 million in both 2011 and 2010, and $5 million in 2009, primarily related to interest earned on cash and cash equivalents. These cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to us.

Other Investment Income

Other investment income primarily includes income generated by (and sales of investments in) certain real estate joint ventures and other equity investments in which we do not have a controlling interest. Investment income from equity investments was $27 million, $17 million and $11 million in 2011, 2010 and 2009, respectively. Other investment income also included a $4 million, $6 million and $9 million dividend received on our cost method investment in Sears Mexico for 2011, 2010 and 2009, respectively.

NOTE 7—BENEFIT PLANS

We sponsor a number of pension and postretirement benefit plans. Expenses for retirement and savings-related benefit plans were as follows:

millions	2011	2010	2009
Retirement/401(k) Savings Plans	$11	$11	$13
Pension plans	78	119	172
Postretirement benefits	24	27	27

Total	$113	$157	$212

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

Domestic Benefit Plans

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

Pension Plans

	2011			2010
millions	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total
Change in projected benefit obligation
Beginning balance	$5,623	$1,401	$7,024	$5,435	$1,256	$6,691
Interest cost	314	74	388	320	75	395
Actuarial loss	531	70	601	176	90	266
Benefits paid	(359)	(120)	(479)	(308)	(108)	(416)
Foreign currency exchange impact	—	1	1	—	88	88

Balance at the measurement date	$6,109	$1,426	$7,535	$5,623	$1,401	$7,024

Change in assets at fair value:
Beginning balance	$4,054	$1,288	$5,342	$3,633	$1,211	$4,844
Actual return on plan assets	4	51	55	452	98	550
Company contributions	352	6	358	277	2	279
Benefits paid	(359)	(120)	(479)	(308)	(108)	(416)
Foreign currency exchange impact	—	2	2	—	85	85

Balance at the measurement date	$4,051	$1,227	$5,278	$4,054	$1,288	$5,342

Net amount recognized	$(2,058)	$(199)	$(2,257)	$(1,569)	$(113)	$(1,682)

The accumulated benefit obligation for the SHC Domestic pension plan was $6.1 billion at January 28, 2012 and $5.6 billion at January 29, 2011. The accumulated benefit obligation for the Sears Canada pension plan was $1.4 billion at January 28, 2012 and $1.3 billion at January 29, 2011.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Postretirement Obligations

	2011			2010
millions	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total
Change in accumulated postretirement benefit obligation:
Beginning balance	$286	$303	$589	$290	$266	$556
Benefits earned during the period	—	—	—	—	1	1
Interest cost	13	16	29	16	16	32
Plan participants’ contributions	43	—	43	46	—	46
Actuarial (gain) loss	(15)	19	4	16	14	30
Benefits paid	(74)	(17)	(91)	(82)	(13)	(95)
Foreign currency exchange rate impact and other	—	—	—	—	19	19

Balance at the measurement date	$253	$321	$574	$286	$303	$589

Change in plan assets at fair value:
Beginning of year balance	$—	$90	$90	$—	$102	$102
Actual return on plan assets	—	3	3	—	3	3
Company contributions	31	1	32	36	1	37
Plan participants’ contributions	43	—	43	46	—	46
Benefits paid	(74)	(17)	(91)	(82)	(21)	(103)
Foreign currency exchange rate impact and other	—	(8)	(8)	—	5	5

Balance at the measurement date	$—	$69	$69	$—	$90	$90

Funded status	$(253)	$(252)	$(505)	$(286)	$(213)	$(499)

The current portion of our liability for postretirement obligations is $29 million, which we expect to pay during fiscal 2012.

Weighted-average assumptions used to determine plan obligations are as follows:

	2011		2010		2009
	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada
Pension benefits:
Discount Rate	4.90%	4.70%	5.75%	5.40%	6.00%	6.00%
Rate of compensation increases	N/A	3.50%	N/A	3.50%	N/A	3.50%
Postretirement benefits:
Discount Rate	4.20%	4.60%	5.00%	5.40%	6.00%	6.00%
Rate of compensation increases	N/A	3.50%	N/A	3.50%	N/A	3.50%

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Net Periodic Benefit Cost

The components of net periodic benefit cost are as follows:

	2011			2010			2009
millions	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total
Pension benefits:
Interest cost	$314	$74	$388	$320	$76	$396	$336	$71	$407
Expected return on plan assets	(302)	(80)	(382)	(287)	(77)	(364)	(241)	(70)	(311)
Recognized net loss	63	9	72	87	—	87	76	—	76

Net periodic benefit cost (benefit)	$75	$3	$78	$120	$(1)	$119	$171	$1	$172

Postretirement benefits:
Benefits earned during the period	$—	$—	$—	$—	$1	$1	$—	$1	$1
Interest cost	13	16	29	16	16	32	19	16	35
Expected return on assets	—	(5)	(5)	—	(6)	(6)	—	(6)	(6)
Recognized net gain	—	—	—	—	—	—	(1)	—	(1)
Amortization of net actuarial gain	—	—	—	—	—	—	—	(2)	(2)

Net periodic benefit cost	$13	$11	$24	$16	$11	$27	$18	$9	$27

Weighted-average assumptions used to determine net cost are as follows:

	2011		2010		2009
	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada
Pension benefits:
Discount Rate	5.75%	5.40%	6.00%	6.00%	7.00%	7.90%
Return of plan assets	7.50%	6.50%	8.00%	6.50%	7.75%	6.50%
Rate of compensation increases	N/A	3.50%	N/A	3.50%	N/A	3.50%
Postretirement benefits:
Discount Rate	5.00%	5.40%	6.00%	6.00%	7.00%	7.80%
Return of plan assets	N/A	6.50%	N/A	6.50%	N/A	6.50%
Rate of compensation increases	N/A	3.50%	N/A	3.50%	N/A	3.50%

For purposes of determining the periodic expense of our defined benefit plans, we use the fair value of plan assets as the market related value. A one-percentage-point change in the assumed discount rate would have the following effects on the pension liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on interest cost component	$28	$(37)
Effect on pension benefit obligation	$(771)	$935

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

For 2012 and beyond, the domestic weighted-average health care cost trend rates used in measuring the postretirement benefit expense are a 9% trend rate in 2012 to an ultimate trend rate of 7% in 2016. A one-percentage-point change in the assumed health care cost trend rate would have the following effects on the postretirement liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on total service and interest cost components	$2	$(2)
Effect on postretirement benefit obligation	$30	$(26)

$189 million of the unrecognized net losses in accumulated other comprehensive income are expected to be amortized as a component of net periodic benefit cost during 2012.

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

Domestic plan assets were invested in the following classes of securities:

	Plan Assets at
	January 28, 2012	January 29, 2011
Equity securities	32%	38%
Fixed income and other debt securities	67	61
Other	1	1

Total	100%	100%

The domestic plan’s target allocation is determined by taking into consideration the amounts and timing of projected liabilities, our funding policies and expected returns on various asset classes. At January 28, 2012, the plan’s target asset allocation was 40% equity and 60% fixed income. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Sears Canada plan assets were invested in the following classes of securities (none of which were securities of the Company):

	Plan Assets at
	January 28, 2012	January 29, 2011
Equity securities	27%	28%
Fixed income and other debt securities	72	64
Alternative investments securities	1	8

Total	100%	100%

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The Sears Canada plans’ target allocation is determined by taking into consideration the amounts and timing of projected liabilities, our funding policies and expected returns on various asset classes. At January 28, 2012, the plan’s target asset allocation was 55% to 75% fixed income and 25% to 45% equity. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Future Cash Flows of Benefit Plans

Information regarding expected future cash flows for our benefit plans is as follows:

millions	SHC Domestic	Sears Canada	Total
Pension benefits:
Employer contributions:
2012 (expected)	$314	$34	$348
Expected benefit payments:
2012	$351	$94	$445
2013	359	93	452
2014	368	93	461
2015	378	93	471
2016	388	93	481
2017-2021	2,034	465	2,499
Postretirement benefits:
Employer contributions:
2012 (expected)	$30	$1	$31
Expected employer contribution for benefit payments:
2012	$30	$18	$48
2013	28	18	46
2014	27	19	46
2015	25	19	44
2016	24	19	43
2017-2021	96	98	194

Domestic Pension Plan Funding

Contributions to our pension plans remain a significant use of our cash on an annual basis. While Sears Holdings’ pension plan is frozen, and thus associates do not currently earn pension benefits, the company has a legacy pension obligation for past service performed by Kmart and Sears, Roebuck and Co. associates. During 2011, we contributed $352 million to our domestic pension plans. We estimate that the domestic pension contribution will be $314 million in 2012 and approximately $740 million in 2013, though the ultimate amount of pension contributions could be affected by changes in the applicable regulations as well as financial market and investment performance.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Pension and Postretirement Benefit Plan Assets

Level 1 cash equivalents and other short-term investments, common and preferred stock, pooled equity funds and fixed income securities are valued using a market approach based on quoted market prices of identical instruments. Level 2 cash equivalents and short-term investments are valued daily by the fund using a market approach with inputs that include quoted market prices for similar instruments. Level 2 fixed income securities are valued at the net asset value provided by the fund administrator and have daily or monthly liquidity. The following table presents our plan assets using the fair value hierarchy at January 28, 2012 and January 29, 2011:

SHC Domestic	Investment Assets at Fair Value at January 28, 2012
millions	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments	$216	$—	$216	$—
Equity securities
U.S. companies	1,102	1,102	—	—
International companies	120	120	—	—
Registered investment companies	1	1	—	—
Fixed income securities
Corporate bonds and notes	2,186	—	2,184	2
Sears Holdings Corporation senior secured notes	203	—	203	—
U.S. government and agencies	39	—	39	—
Mortgage backed and asset backed	9	—	9	—
Municipal and foreign government	20	—	20	—
Ventures and partnerships	15	—	—	15

Total investment assets at fair value	$3,911	$1,223	$2,671	$17
Cash	111
Accounts receivable	54
Accounts payable	(25)

Net assets available for plan benefits	$4,051

SHC Domestic	Investment Assets at Fair Value at January 29, 2011
millions	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments	$248	$—	$248	$—
Equity securities
U.S. companies	1,231	1,231	—	—
International companies	185	185	—	—
Registered investment companies	1	1	—	—
Fixed income securities
Corporate bonds and notes	1,952	—	1,952	—
Sears Holdings Corporation senior secured notes	240	—	240	—
U.S. government and agencies	15	—	15	—
Mortgage backed and asset backed	32	—	31	1
Municipal and foreign government	58	—	58	—
Ventures and partnerships	21	—	1	20

Total investment assets at fair value	$3,983	$1,417	$2,545	$21
Cash	60
Accounts receivable	47
Accounts payable	(36)

Net assets available for plan benefits	$4,054

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Sears Canada	Investment Assets at Fair Value at January 28, 2012
millions	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments	$7	$—	$7	$—
Equity securities
U.S. companies	190	189	1	—
International companies	30	30	—	—
Common collective trusts	306	—	306	—
Fixed income securities
Corporate bonds and notes	560	—	560	—
U.S. government and agencies	2	—	2	—
Mortgage backed and asset backed	73	—	9	64
Municipal and foreign government	57	—	57	—
Hedge and pooled equity funds	16	—	—	16

Total investment assets at fair value	$1,241	$219	$942	$80
Cash	26
Refundable deposits	25
Accounts receivable	484
Accounts payable	(480)

Net assets available for plan benefits	$1,296

Sears Canada	Investment Assets at Fair Value at January 29, 2011
millions	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments	$16	$16	$—	$—
Equity securities
U.S. companies	129	129	—	—
International companies	56	56	—	—
Fixed income securities
Corporate bonds and notes	372	50	320	2
U.S. government and agencies	1	—	1	—
Mortgage backed and asset backed	69	—	—	69
Municipal and foreign government	286	250	36	—
Hedge and pooled equity funds	305	192	—	113

Total investment assets at fair value	$1,234	$693	$357	$184
Cash	116
Refundable deposits	25
Accounts receivable	11
Accounts payable	(8)

Net assets available for plan benefits	$1,378

Equity securities, which include common and preferred stocks and registered investment companies (mutual funds), are actively traded and valued at the closing price reported in the active market in which the security is traded.

Common collective trusts are portfolios of underlying investments held by investment managers and are valued at the unit value reported by the investment managers as of the end of each period presented. Collective

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

short-term investment funds are stated at net asset value (NAV) as determined by the investment managers. Investment managers value the underlying investments of the funds at amortized cost, which approximates fair value, and have assigned a Level 2 to the valuation of those investments. Fixed income securities are primarily valued by institutional bid evaluation, which determines the estimated price a dealer would pay for a security and which is developed using proprietary models established by the pricing vendors for this purpose.

Certain corporate and mortgage-backed debt securities are conservatively assigned to Level 3 based on the relatively low position in the preferred hierarchy of the pricing source. Valuation of the Plan’s non-public limited partnerships requires significant judgment by the general partners due to the absence of quoted market value, inherent lack of liquidity, and the long-term nature of the assets, and may result in fair value measurements that are not indicative of ultimate realizable value. Hedge funds consist of fund-of-funds investments and direct hedge funds and are assigned to Level 3. The fund-of-funds investments are primarily valued using a market approach based on the NAVs calculated by the fund and are not publicly available. Direct hedge funds are primarily valued by each fund’s third party administrator based on the valuation of the underlying type of security held and are not publicly available. All hedge fund investments are in the process of being redeemed.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

A rollforward of our Level 3 assets each year is as follows:

SHC Domestic	January 29, 2011 Balance	Net Realized and Unrealized Gains/(Losses)	Purchases	Sales and Settlements	Net Transfers Into/(Out of) Level 3	January 28, 2012 Balance
millions
Fixed income securities
Corporate bonds and notes	$—	$—	$2	$—	$—	$2
Mortgage backed and asset backed	1	—	—	(1)	—	—
Venture and partnerships	20	(3)	—	(2)	—	15

Total Level 3 investments	$21	$(3)	$2	$(3)	$—	$17

SHC Domestic	January 30, 2010 Balance	Net Realized and Unrealized Gains/(Losses)	Purchases	Sales and Settlements	Net Transfers Into/(Out of) Level 3	January 29, 2011 Balance
millions
Fixed income securities
Mortgage backed and asset backed	$13	$1	$—	$(9)	$(4)	$1
Venture and partnerships	49	(7)	—	(22)	—	20

Total Level 3 investments	$62	$(6)	$—	$(31)	$(4)	$21

Sears Canada	January 29, 2011 Balance	Net Realized and Unrealized Gains/(Losses)	Purchases	Sales and Settlements	Net Transfers Into/(Out of) Level 3	January 28, 2012 Balance
millions
Fixed income securities
Corporate bonds and notes	$2	$—	$—	$—	$(2)	$—
Mortgage backed and asset backed	69	5	—	(10)	—	64
Hedge and pooled equity funds	113	(3)	—	(94)	—	16

Total Level 3 investments	$184	$2	$	$(104)	$(2)	$80

Sears Canada	January 30, 2010 Balance	Net Realized and Unrealized Gains/(Losses)	Purchases	Sales and Settlements	Net Transfers Into/(Out of) Level 3	January 29, 2011 Balance
millions
Fixed income securities
Corporate bonds and notes	$68	$—	$2	$—	$(68)	$2
Mortgage backed and asset backed	2	8	—	(9)	68	69
Hedge and pooled equity funds	384	17	18	(306)	—	113

Total Level 3 investments	$454	$25	$20	$(315)	$—	$184

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 8—EARNINGS PER SHARE

The following tables set forth the components used to calculate basic and diluted earnings (loss) per share from continuing operation. Restricted stock awards for 2011 were not included in the computation of diluted earnings (loss) per share from continuing operations because the effect of their inclusion would have been antidilutive.

millions except earnings per share	2011	2010	2009
Basic weighted average shares	106.8	111.5	117.8
Dilutive effect of restricted stock and stock options	—	0.2	0.1

Diluted weighted average shares	106.8	111.7	117.9

Net income (loss) from continuing operations attributable to Holdings’ shareholders	$(3,113)	$122	$218
Earnings (loss) per share from continuing operations attributable to Holdings’ shareholders
Basic	$(29.15)	$1.09	$1.85
Diluted	$(29.15)	$1.09	$1.85

NOTE 9—EQUITY

Stock-based Compensation

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. We recorded $14 million, $9 million and $10 million in total compensation expense relative to stock-based compensation arrangements during 2011, 2010, and 2009, respectively. At January 28, 2012, we had $18 million in total compensation cost related to nonvested awards, which is expected to be recognized over approximately the next 4 years.

We do not currently have an employee stock option plan and at January 28, 2012, there are no outstanding options. Changes in employee stock options for 2009 were as follows:

	2009
(Shares in thousands)	Shares	Weighted- Average Exercise Price
Beginning of year balance	350	$112.90
Granted	—	—
Exercised	(150)	88.62
Cancelled/Forfeited	(200)	131.11

End of year balance	—	$—

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

We granted restricted stock awards to certain associates. These restricted stock awards typically vest in one to four years from the date of grant, provided the grantee remains employed by us at the vesting date. The fair value of these awards is equal to the market price of our common stock on the date of grant. We do not currently have a program that provides for restricted stock awards on an annual basis. Changes in restricted stock awards for 2011, 2010, and 2009 were as follows:

	2011		2010		2009
(Shares in thousands)	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant
Beginning of year balance	313	$74.09	279	$80.73	594	$134.32
Granted	386	59.60	176	83.09	110	54.90
Vested	(72)	81.55	(110)	103.19	(86)	134.67
Forfeited	(131)	61.62	(32)	81.38	(339)	152.59

End of year balance	496	$65.02	313	$74.09	279	$80.73

millions	2011	2010	2009
Aggregate fair value of shares granted based on weighted average fair value at date of grant	$23	$15	$6
Aggregate fair value of shares vesting during period	5	10	5
Aggregate fair value of shares forfeited during period	8	2	14

Approximately 156,000 shares of the 496,000 shares of restricted stock outstanding at January 28, 2012 are expected to vest during 2012.

Common Share Repurchase Program

From time to time, we repurchase shares of our common stock under a common share repurchase program authorized by our Board of Directors. The common share repurchase program was initially announced in 2005 with a total authorization since inception of the program of $6.5 billion. During 2011, we repurchased approximately 2.8 million of our common shares at a total cost of approximately $183 million, or an average price of $65.66 per share. During 2010, we repurchased approximately 5.5 million of our common shares at a total cost of approximately $394 million, or an average price of $71.76 per share. During 2009, we repurchased approximately 7.1 million of our common shares at a total cost of approximately $424 million, or an average price of $59.81 per share. At January 28, 2012, we had approximately $504 million of remaining authorization under this program.

The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Loss

The following table displays the components of accumulated other comprehensive loss:

millions	January 28, 2012	January 29, 2011	January 30, 2010
Pension and postretirement adjustments (net of tax of $(492), $(480) and $(451), respectively)	$(1,575)	$(783)	$(686)
Cumulative unrealized derivative gain (loss) (net of tax of $0, $0 and $6, respectively)	(5)	1	9
Currency translation adjustments (net of tax of $(26), $(7) and $(29), respectively)	(29)	3	(44)

Accumulated other comprehensive loss	$(1,609)	$(779)	$(721)

Pension and postretirement adjustments relate to the net actuarial gain or loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.

Accumulated other comprehensive loss attributable to noncontrolling interests at January 28, 2012, January 29, 2011 and January 30, 2010 was $(9) million, $(4) million and $(132) million, respectively.

NOTE 10—INCOME TAXES

millions	2011	2010	2009
Income (loss) before income taxes
U.S.	$(1,809)	$(157)	$(67)
Foreign	58	323	458

Total	$(1,751)	$166	$391

Income tax expense (benefit)
Current:
Federal	$19	$1	$(191)
State and local	0	(7)	14
Foreign	2	110	141

Total	21	104	(36)

Deferred:
Federal	1,357	(84)	127
State and local	(35)	7	22
Foreign	26	—	(2)

	1,348	(77)	147

Total	$1,369	$27	$111

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

	2011	2010	2009
Effective tax rate reconciliation
Federal income tax rate (benefit rate)	(35.0)%	35.0%	35.0%
State and local tax (benefit) net of federal tax benefit	(1.3)	0.1	6.0
Federal and state valuation allowance	104.1	—	—
Nondeductible goodwill impairment	11.4	—	—
Tax credits	(1.5)	(13.0)	(2.1)
Resolution of income tax matters	0.7	(9.2)	(6.7)
Canadian repatriation cost on Sears Canada dividend received	—	5.3	—
Canadian rate differential on noncontrolling interest	—	(0.1)	(0.9)
Other	(0.2)	(1.8)	(2.9)

	78.2%	16.3%	28.4%

millions	January 28, 2012	January 29, 2011
Deferred tax assets and liabilities
Deferred tax assets:
Federal benefit for state and foreign taxes	$151	$166
Accruals and other liabilities	188	120
Capital leases	125	133
NOL carryforwards	672	250
Postretirement benefit plans	134	241
Pension	818	550
Deferred revenue	236	230
Credit carryforwards	385	356
Other	216	110

Total deferred tax assets	2,925	2,156
Valuation allowance	(2,268)	(153)

Net deferred tax assets	657	2,003

Deferred tax liabilities:
Trade names/Intangibles	1,097	1,117
Property and equipment	166	257
Inventory	378	376
Other	104	77

Total deferred tax liabilities	1,745	1,827

Net deferred tax asset (liability)	$(1,088)	$176

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended January 28, 2012. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

On the basis of this analysis and the significant negative objective evidence, for the year ended January 28, 2012, a valuation allowance of $2.1 billion has been added to record only the portion of the deferred tax asset that more likely than not will be realized. Of the total valuation allowance recorded, $317 million was recorded through other comprehensive income. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

At the end of 2010, we had a state net operating loss (“NOL”) deferred tax asset of $250 million and a valuation allowance of $153 million. The state NOL’s will expire predominately between 2019 and 2032.

At January 28, 2012, we have $1.1 billion Federal NOL carryforwards from the current year, which will expire in 2032. We have credit carryforwards of $385 million, which will expire between 2015 and 2032.

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

	Federal, State, and Foreign Tax
millions	January 28, 2012	January 29, 2011	January 30, 2010
Gross UTB Balance at Beginning of Period	$192	$310	$360
Tax positions related to the current period:
Gross increases	22	25	50
Gross decreases	(8)	(10)	(17)
Tax positions related to prior periods:
Gross increases	20	51	57
Gross decreases	(19)	(161)	(59)
Settlements	(4)	(13)	(29)
Lapse of statute of limitations	(10)	(10)	(52)
Exchange rate fluctuations	(1)	—	—

Gross UTB Balance at End of Period	$192	$192	$310

At the end of 2011, we had gross unrecognized tax benefits of $192 million. Of this amount, $93 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

tax benefits related to gross temporary differences or any other indirect benefits. We expect that our unrecognized tax benefits could decrease up to $17 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At January 28, 2012, the total amount of interest and penalties recognized on our Consolidated Balance Sheet was $55 million ($37 million net of federal benefit). The total amount of net interest expense recognized in our Consolidated Statement of Operations for 2011 was $3 million.

We file income tax returns in both the United States and various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its examination of Holdings’ 2006 and 2007 federal income tax returns, and we are currently working with the IRS appeals division to resolve certain matters arising from this exam. We have resolved all matters arising from prior IRS exams. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2002 through 2009, and Kmart is under examination by such jurisdictions for the years 2003 through 2009.

NOTE 11—REAL ESTATE TRANSACTIONS

Gain on Sales of Assets

We recognized $64 million, $67 million, and $74 million in gains on sales of assets during 2011, 2010, and 2009, respectively. These gains were primarily a function of several large real estate transactions. During 2011, the gain on sales of assets included a gain of $33 million recognized on the sale of two stores in California operated under The Great Indoors format and one Kmart store in Indiana. During 2010, the gain on sales of assets included a gain recognized on a Sears Auto Center we sold in October 2006, at which time we leased back the property for a period of time. Given the terms of the contract, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. We closed our operations at this location during the first quarter of 2010 and, as a result, recognized a gain of $35 million on this sale at that time. During 2009, the gain on sales of assets included a $44 million gain recognized by Sears Canada on the sale of its former headquarters.

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

We classify a portion of our property as held for sale when criteria set out under accounting standards governing the disposal of long-lived assets have been met. Property held for sale at January 28, 2012 and January 29, 2011 totaled $55 million and $36 million, respectively.

Property Acquisitions

During 2011, we purchased five previously leased operating properties for $17 million. During 2010 and 2009, we did not purchase any previously leased operating properties. In the normal course of business, we consider opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased,

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash. In addition, we review leases that will expire in the short-term in order to determine the appropriate action to take with respect to them.

NOTE 12—GOODWILL AND INTANGIBLE ASSETS

The following summarizes our intangible assets at January 28, 2012 and January 29, 2011, respectively, the amortization expenses recorded for the years then ended, as well as our estimated amortization expense for the next five years and thereafter.

		January 28, 2012		January 29, 2011
millions	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Favorable lease rights	27	$360	$194	$361	$175
Contractual arrangements and customer lists	9	224	170	226	146
Trade names	7	74	60	75	51

		658	424	662	372
Non-amortizing intangible assets
Trade names		2,703	—	2,703	—

Total		$3,361	$424	$3,365	$372

Annual Amortization Expense
2011	$56
2010	60
2009	65

Estimated Amortization
2012	$52
2013	30
2014	22
2015	11
2016	8
Thereafter	111

Goodwill is the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method. We recorded $1.7 billion in goodwill in connection with the Merger. We previously impaired goodwill of Orchard in the amount of $262 million. We recorded $12 million in connection with our acquisition of an additional 3% interest in Sears Canada during 2008.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Changes in the carrying amount of goodwill by segment during years 2010 and 2011 are as follows:

millions	Sears Domestic	Sears Canada	Total
Balance, January 30, 2010 and January 29, 2011:
Goodwill	$1,097	$295	$1,392
2011 activity:
Impairment charges	(551)	—	(551)

Balance, January 28, 2012	$546	$295	$841

In accordance with accounting standards for goodwill and other intangible assets, goodwill is not amortized but requires testing for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The impairment test for goodwill utilizes a fair value approach. The impairment test for identifiable intangible assets not subject to amortization is also performed annually or when impairment indications exist, and consist of a comparison of the fair value of the intangible asset with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets. Our annual impairment analysis is performed at the last day of our November accounting period each year. See Note 13 for further information regarding our impairment charges recorded in 2011.

We perform our annual goodwill and intangible impairment test required under accounting standards during the fourth quarter of each year, or when an indication of potential impairment exists. The goodwill impairment test involves a two-step process as described in the “Summary of Significant Accounting Policies” in Note 1. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss.

After performing the first step of the process, we determined goodwill recorded at reporting units within the Sears Domestic segment were potentially impaired. The impairment charge was primarily driven by the combination of lower sales and continued margin pressure coupled with expense increases which led to a decline in our operating profit. After performing the second step of the process, we determined that the total amount of goodwill recorded at these reporting units was impaired and recorded a charge of $551 million.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred at a date other than the annual impairment test date. Such indicators may include, among others: a significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. As noted in our Quarterly Report on Form 10-Q for the period ended October 29, 2011, management performed an interim assessment and concluded that there were no events or changes in circumstances that indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within operating income in our Consolidated Statements of Operations.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

With the exception of the goodwill and fixed asset impairments described above and in Note 13, respectively, we had no significant remeasurements of such assets or liabilities to fair value during fiscal 2011 and 2010.

All of the fair value remeasurements were based on significant unobservable inputs (Level 3). Fixed asset fair values were derived based on discussions with real estate brokers, review of comparable properties, if available, and internal expertise related to the current marketplace conditions. Inputs for the goodwill included discounted cash flow analyses, comparable marketplace fair value data, as well as management’s assumptions in valuing significant tangible and intangible assets, as described in Note 1, Summary of Significant Accounting Policies.

NOTE 13—STORE CLOSING CHARGES, SEVERANCE COSTS AND IMPAIRMENTS

Store Closings and Severance

We made the decision to close 74, 11 and 43 stores in our Kmart segment and 173, 15 and 19 stores in our Sears Domestic segment during 2011, 2010 and 2009, respectively. Within our Sears Domestic segment are the 22 Essentials/Grand stores that have been or will be converted to Kmart stores. Store closing costs recorded during 2011, 2010 and 2009 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$46	$14	$1	$15	$5	$81
Sears Domestic	84	41	4	31	85	245
Sears Canada	—	18	—	—	—	18

Total 2011 costs	$130	$73	$5	$46	$90	$344

Kmart	$6	$1	$4	$2	$—	$13
Sears Domestic	6	2	2	3	10	23
Sears Canada	—	—	—	—	—	—

Total 2010 costs	$12	$3	$6	$5	$10	$36

Kmart	$27	$13	$12	$10	$3	$65
Sears Domestic	10	6	27	6	9	58
Sears Canada	—	8	—	—	—	8

Total 2009 costs	$37	$27	$39	$16	$12	$131

(1)	Recorded within Cost of sales, buying and occupancy on the Consolidated Statements of Operations.

(2)	Recorded within Selling and administrative on the Consolidated Statements of Operations.

(3)

2011 costs include $82 million recorded within Impairment charges and $8 million recorded within Depreciation and amortization on the Consolidated Statements of Operations. 2010 and 2009 costs are recorded within Depreciation and amortization on the Consolidated Statements of Operations.

In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that we believe can be realized through sub-leasing the leased space. We expect to record an additional charge of approximately $75 million during the first half of 2012 related to stores we made the decision close in 2011.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Store closing cost accruals of $256 million and $79 million at January 28, 2012 and January 29, 2011, respectively, were as follows:

millions	Markdowns	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at January 30, 2010	$17	$3	$74	$3	$97
Store closing costs	12	3	6	5	26
Payments/utilizations	(22)	(4)	(12)	(6)	(44)

Balance at January 29, 2011	7	2	68	2	79
Store closing costs	130	73	5	46	254
Payments/utilizations	(40)	(16)	(9)	(12)	(77)

Balance at January 28, 2012	$97	$59	$64	$36	$256

Goodwill

See Note 12 for further information regarding our goodwill impairment charges recorded in 2011.

Long-Lived Assets

In accordance with accounting standards governing the impairment or disposal of long-lived assets, we performed an impairment test of certain of our long-lived assets (principally the value of buildings and other fixed assets associated with our stores) due to events and changes in circumstances during 2011 that indicated an impairment might have occurred. The impairment review was triggered by the non-cash charges related to impairment of goodwill balances and establishing a valuation allowance against certain deferred income tax assets as well as a decline in operating performance at certain locations. As a result of this impairment testing, the Company recorded a $16 million impairment charge during 2011. This impairment charge was made up of a $10 million charge at Kmart and a $6 million charge at Sears Domestic.

NOTE 14—LEASES

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

Rental expense for operating leases was as follows:

millions	2011	2010	2009
Minimum rentals	$837	$844	$865
Percentage rentals	19	21	22
Less—Sublease rentals	(30)	(52)	(51)

Total	$826	$813	$836

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Minimum lease obligations, excluding taxes, insurance and other expenses payable directly by us, for leases in effect at January 28, 2012, were as follows:

	Minimum Lease Commitments
millions	Capital	Operating
At January 28, 2012
2012	$112	$773
2013	104	675
2014	96	558
2015	85	470
2016	66	366
Later years	255	1,977

Total minimum lease payments(1)	718	4,819
Less—minimum sublease income		(90)

Net minimum lease payments		$4,729

Less:
Estimated executory costs	(77)
Interest at a weighted average rate of 8.1%	(186)

Capital lease obligations	455
Less current portion of capital lease obligations	(60)

Long-term capital lease obligations	$395

(1)	Sears Canada: Total operating minimum lease payments of $386 million.

NOTE 15—RELATED PARTY DISCLOSURE

Our Board has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL Investments, Inc. (together with its affiliated funds, “ESL”). Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf. ESL beneficially owned approximately 62% of our outstanding common stock as of January 28, 2012.

Further, to clarify the expectations that the Board of Directors has with respect to the investment of our surplus cash, the Board has renounced, in accordance with Delaware law, any interest or expectancy of the Company associated with any investment opportunities in securities that may come to the attention of Mr. Lampert or any employee, officer, director or advisor to ESL and its affiliated investment entities (each, a “Covered Party”) who also serves as an officer or director of the Company other than (a) investment opportunities that come to such Covered Party’s attention directly and exclusively in such Covered Party’s capacity as a director, officer or employee of the Company, (b) control investments in companies in the mass merchandising, retailing, commercial appliance distribution, product protection agreements, residential and commercial product installation and repair services and automotive repair and maintenance industries and (c) investment opportunities in companies or assets with a significant role in our retailing business, including investment in real estate currently leased by the Company or in suppliers for which the Company is a substantial customer representing over 10% of such companies’ revenues, but excluding investments of ESL that were existing as of as of May 23, 2005.

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Sears Holdings, through its subsidiaries, engages in commercial transactions with AutoZone, Inc. (“AutoZone”) in the ordinary course of business. In 2011, we paid AutoZone and its controlled affiliates approximately $26 million for automotive parts and accessories and $0.6 million for subscription-based auto repair information. ESL owns 9.7% of the outstanding common stock of AutoZone (based on publicly available data as of January 23, 2012).

During 2011, ESL and its affiliates purchased unsecured commercial paper issued by Sears Roebuck Acceptance Corp. (“SRAC”), an indirect wholly owned subsidiary of Sears Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate, and principal amount outstanding for this commercial paper in 2011 was 29.2 days, 1.51% and $230 million, respectively. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2011 was $270 million and the aggregate amount of interest paid by SRAC to ESL during 2011 was $2.6 million. As of January 28, 2012, ESL held $250 million in principal amount of commercial paper, which includes $130 million held by Mr. Lampert. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.

In 2011, the Audit Committee approved the purchase from third parties from time to time by Mr. Lampert and ESL of the Company’s 6 5/8% Senior Secured Notes due 2018 (the “6 5/8% Notes”) and unsecured notes issued by SRAC and another indirect wholly owned subsidiary of Sears Holdings, Sears DC Corp. (the “Subsidiary Notes”). In 2011, Mr. Lampert and ESL purchased an aggregate of $95 million of principal amount of 6 5/8% Notes and $10 million of principal amount of Subsidiary Notes.

On January 26, 2012, ESL entered into an agreement with a financial institution to acquire from the financial institution an undivided participating interest in a certain percentage of its rights and obligations under trade receivable put agreements that were entered into with certain vendors of the Company. These agreements generally provide that, in the event of a bankruptcy filing by the Company, the financial institution will purchase such vendors’ accounts receivable arising from the sale of goods or services to the Company. ESL may from time to time choose to purchase an 80% undivided participating interest in the rights and obligations arising under future trade receivable put agreements that the financial institution enters into with our vendors during the term of its agreement. The Company is neither a party nor will become a party to any of these agreements. As of January 28, 2012, ESL held a participation interest totaling $93.3 million in the financial institution’s agreements relating to the Company.

The Company employs certain employees of ESL. William R. Harker, a Senior Vice President of the Company, serves as Executive Vice President and General Counsel of ESL and our Senior Vice President of Real Estate is employed by ESL.

NOTE 16—SUPPLEMENTAL FINANCIAL INFORMATION

Other long-term liabilities at January 28, 2012 and January 29, 2011 consisted of the following:

millions	January 28, 2012	January 29, 2011
Unearned revenues	$778	$794
Self-insurance reserves	743	753
Other	665	660

Total	$2,186	$2,207

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 17—SUMMARY OF SEGMENT DATA

These reportable segment classifications are based on our business formats, as described in Note 1. The Kmart and Sears Canada formats each represent both an operating and reportable segment. The Sears Domestic reportable segment consists of the aggregation of several business formats. These formats are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States and Canada. The merchandise and service categories are as follows:

(i)	Hardlines—consists of appliances, consumer electronics, lawn and garden, tools and hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women’s, men’s, kids, footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery and household, pharmacy and drugstore; and

(iv)	Service and Other—includes repair, installation and automotive service and extended contract revenue.

	2011
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$4,765	$13,022	$2,377	$20,164
Apparel and Soft Home	4,723	5,471	2,011	12,205
Food and Drug	5,705	41	—	5,746
Service and Other	92	3,115	245	3,452

Total merchandise sales and services	15,285	21,649	4,633	41,567

Costs and expenses
Cost of sales, buying and occupancy	11,818	15,849	3,299	30,966
Selling and administrative	3,371	6,042	1,251	10,664
Depreciation and amortization	149	601	103	853
Impairment charges	15	634	—	649
Gain on sales of assets	(34)	(30)	—	(64)

Total costs and expenses	15,319	23,096	4,653	43,068

Operating loss	$(34)	$(1,447)	$(20)	$(1,501)

Total assets	$4,548	$13,913	$2,920	$21,381

Capital expenditures	$118	$225	$89	$432

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

	2010
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	4,879	13,692	2,440	21,011
Apparel and Soft Home	4,809	5,454	2,088	12,351
Food and Drug	5,810	38	—	5,848
Service and Other	95	3,091	268	3,454

Total merchandise sales and services	$15,593	$22,275	$4,796	$42,664

Costs and expenses
Cost of sales, buying and occupancy	11,757	15,910	3,333	31,000
Selling and administrative	3,341	5,940	1,144	10,425
Depreciation and amortization	149	620	100	869
Gain on sales of assets	(7)	(46)	(14)	(67)

Total costs and expenses	15,240	22,424	4,563	42,227

Operating income (loss)	$353	$(149)	$233	$437

Total assets	$6,085	$15,299	$2,976	$24,360

Capital expenditures	$153	$216	$57	$426

	2009
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	4,745	14,180	2,371	21,296
Apparel and Soft Home	4,675	5,675	1,968	12,318
Food and Drug	6,237	43	—	6,280
Service and Other	86	3,091	289	3,466

Total merchandise sales and services	$15,743	$22,989	$4,628	$43,360

Costs and expenses
Cost of sales, buying and occupancy	12,038	16,203	3,133	31,374
Selling and administrative	3,386	6,065	1,048	10,499
Depreciation and amortization	152	640	102	894
Gain on sales of assets	(23)	(6)	(45)	(74)

Total costs and expenses	15,553	22,902	4,238	42,693

Operating income	$190	$87	$390	$667

Total assets	$5,729	$15,582	$3,590	$24,901

Capital expenditures	$94	$201	$55	$350

NOTE 18—LEGAL PROCEEDINGS

Robert F. Booth Trust, derivatively v. William C. Crowley, et al. – In August 2009, a shareholder derivative lawsuit was filed in United States District Court for the Northern District of Illinois against current and former directors William C. Crowley, Edward S. Lampert, Steven T. Mnuchin, Richard C. Perry, Ann N. Reese, Kevin B. Rollins, Emily Scott and Thomas Tisch, and nominally Sears Holdings Corporation. Plaintiff alleged that by

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

nominating for re-election to the Sears Holdings Corporation board Mr. Crowley and Ms. Reese while they were also members of the boards of AutoNation, Inc. (Crowley), AutoZone, Inc. (Crowley), and Jones Apparel Group, Inc. (Reese), defendants violated Section 8 of the Clayton Act prohibiting “interlocking directorships” and breached their fiduciary duty to the Company. Plaintiff sought injunctive relief and recovery of its costs, including reasonable attorney fees. In April 2010, the parties entered into an Amended Stipulation of Settlement, which the Court preliminarily approved in May 2010. The settlement included certain remedial measures but did not contemplate any monetary payment other than a potential payment of plaintiffs’ attorney fees. On January 27, 2012, the Court denied the parties’ motion for final approval of the settlement. Under the terms of the settlement, the Court’s order has restored the parties to their respective positions and rendered the Stipulation of Settlement without further force and effect. The Court has not yet set a schedule for further proceedings. Theodore H. Frank, a purported shareholder of the Company, has appealed the Court’s denial of his motion to intervene in opposition to the settlement. The Court of Appeals has set a schedule that provides for briefing of the Frank appeal to be completed by April 25, 2012. The case is not expected to have a material effect on our annual results of operations, financial position, liquidity or capital resources.

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

We are subject to various other legal and governmental proceedings and investigations, including some involving the practices and procedures in our more highly regulated businesses and many involving litigation incidental to those and other businesses. Some matters contain class action allegations, environmental and asbestos exposure allegations and other consumer-based, regulatory or qui tam claims, each of which may seek compensatory, punitive or treble damage claims (potentially in large amounts), as well as other types of relief.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

NOTE 19—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2011
millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,540	$10,138	$9,405	$12,484
Cost of sales, buying and occupancy	6,996	7,537	7,011	9,422
Selling and administrative	2,507	2,601	2,635	2,921
Net loss from continuing operations attributable to Holdings’ shareholders	(165)	(152)	(410)	(2,386)
Basic net loss per share from continuing operations attributable to Holdings’ shareholders	(1.53)	(1.42)	(3.85)	(22.47)
Diluted net loss per share from continuing operations attributable to Holdings’ shareholders	(1.53)	(1.42)	(3.85)	(22.47)

	2010
millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,876	$10,263	$9,523	$13,002
Cost of sales, buying and occupancy	7,103	7,503	7,015	9,379
Selling and administrative	2,516	2,569	2,591	2,749
Net income (loss) from continuing operations attributable to Holdings’ shareholders	12	(47)	(217)	374
Basic net income (loss) per share from continuing operations attributable to Holdings’ shareholders	0.11	(0.42)	(1.97)	3.43
Diluted net income (loss) per share from continuing operations attributable to Holdings’ shareholders	0.11	(0.42)	(1.97)	3.43

Earnings (loss) per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

NOTE 20—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION

At January 28, 2012, the principal amount outstanding of the Company’s 6 5/8% senior secured notes due 2018 was $1.24 billion. These notes were issued in 2010 by Sears Holdings Corporation (“Parent”). The notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by SRAC (the “guarantor subsidiaries”). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at January 28, 2012 and January 29, 2011, the Condensed Consolidating Statements of Income and Cash Flows for 2011, 2010 and 2009 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.

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

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

January 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$336	$411	$—	$747
Intercompany receivables	—	—	25,129	(25,129)	—
Accounts receivable	—	486	209	—	695
Merchandise inventories	—	7,590	817	—	8,407
Prepaid expenses and other current assets	42	760	458	(865)	395

Total current assets	42	9,172	27,024	(25,994)	10,244

Total property and equipment, net	—	4,837	1,740	—	6,577
Goodwill and intangible assets	—	1,178	2,600	—	3,778
Other assets	22	190	2,589	(2,019)	782
Investment in subsidiaries	17,332	25,648	—	(42,980)	—

TOTAL ASSETS	$17,396	$41,025	$33,953	$(70,993)	$21,381

Current liabilities
Short-term borrowings	$—	$1,175	$—	$—	$1,175
Current portion of long-term debt and capitalized lease obligations	—	213	17	—	230
Merchandise payables	—	2,476	436	—	2,912
Intercompany payables	11,844	13,285	—	(25,129)	—
Short-term deferred tax liabilities	5	541	—	(30)	516
Other current liabilities	29	2,856	2,329	(835)	4,379

Total current liabilities	11,878	20,546	2,782	(25,994)	9,212
Long-term debt and capitalized lease obligations	1,237	2,396	240	(1,785)	2,088
Pension and postretirement benefits	—	2,283	455	—	2,738
Long-term deferred tax liabilities	—	5	817	(6)	816
Other long-term liabilities	—	900	1,514	(228)	2,186
Total Liabilities	13,115	26,130	5,808	(28,013)	17,040

EQUITY
Shareholder’s equity	4,281	14,895	28,145	(43,040)	4,281
Noncontrolling interest	—	—	—	60	60

Total Equity	4,281	14,895	28,145	(42,980)	4,341

TOTAL LIABILITIES AND EQUITY	$17,396	$41,025	$33,953	$(70,993)	$21,381

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

January 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$140	$778	$441	$—	$1,359
Intercompany receivables	—	—	25,023	(25,023)	—
Accounts receivable	65	735	229	(340)	689
Merchandise inventories	—	8,026	925	—	8,951
Prepaid expenses and other current assets	1	435	456	(543)	349
Current assets of discontinued operations	—	—	212	—	212

Total current assets	206	9,974	27,286	(25,906)	11,560

Total property and equipment, net	—	5,809	1,293	—	7,102
Goodwill and intangible assets	—	1,773	2,612	—	4,385
Other assets	19	1,229	2,686	(3,035)	899
Investment in subsidiaries	21,199	25,417	—	(46,616)	—
Non-current assets of discontinued operations	—	—	414	—	414

TOTAL ASSETS	$21,424	$44,202	$34,291	$(75,557)	$24,360

Current liabilities
Short-term borrowings	$—	$360	$—	$—	$360
Current portion of long-term debt and capitalized lease obligations	—	474	15	—	489
Merchandise payables	—	2,566	480	—	3,046
Intercompany payables	11,641	13,382	—	(25,023)	—
Short-term deferred tax liabilities	—	212	—	(47)	165
Other current liabilities	26	2,021	3,248	(836)	4,459
Current liabilities of discontinued operations	—	—	124	—	124

Total current liabilities	11,667	19,015	3,867	(25,906)	8,643
Long-term debt and capitalized lease obligations	1,246	2,841	260	(2,003)	2,344
Pension and postretirement benefits	—	1,822	329	—	2,151
Other long-term liabilities	—	1,677	1,562	(1,032)	2,207
Non-current liabilities of discontinued operations	—	—	401	—	401

Total Liabilities	12,913	25,355	6,419	(28,941)	15,746

EQUITY
Shareholder’s equity	8,511	18,847	27,872	(46,719)	8,511
Noncontrolling interest	—	—	—	103	103

Total Equity	8,511	18,847	27,872	(46,616)	8,614

TOTAL LIABILITIES AND EQUITY	$21,424	$44,202	$34,291	$(75,557)	$24,360

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Income

For the Year Ended January 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$36,714	$8,354	$(3,501)	$41,567

Cost of sales, buying and occupancy	—	27,850	4,862	(1,746)	30,966
Selling and administrative	2	9,926	2,491	(1,755)	10,664
Depreciation and amortization	—	680	173	—	853
Impairment charges	—	649	—	—	649
Gain on sales of assets	—	(63)	(1)	—	(64)

Total costs and expenses	2	39,042	7,525	(3,501)	43,068

Operating income (loss)	(2)	(2,328)	829	—	(1,501)
Interest expense	(224)	(388)	(112)	435	(289)
Interest and investment income (loss)	—	41	435	(435)	41
Other loss	—	—	(2)	—	(2)

Income (loss) from continuing operations before income taxes	(226)	(2,675)	1,150	—	(1,751)
Income tax (expense) benefit	43	(785)	(627)	—	(1,369)
Equity in earnings in subsidiaries	(2,964)	151	—	2,813	—

Income (loss) from continuing operations	(3,147)	(3,309)	523	2,813	(3,120)
Loss from discontinued operations, net of tax	—	—	(27)	—	(27)

Net income (loss)	(3,147)	(3,309)	496	2,813	(3,147)
Loss attributable to noncontrolling interests	—	—	—	7	7

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(3,147)	$(3,309)	$496	$2,820	$(3,140)

Condensed Consolidating Statement of Income

For the Year Ended January 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$37,587	$8,573	$(3,496)	$42,664

Cost of sales, buying and occupancy	—	27,877	4,830	(1,707)	31,000
Selling and administrative	2	9,794	2,418	(1,789)	10,425
Depreciation and amortization	—	694	175	—	869
Gain on sales of assets	—	(52)	(15)	—	(67)

Total costs and expenses	2	38,313	7,408	(3,496)	42,227

Operating income (loss)	(2)	(726)	1,165	—	437
Interest expense	(166)	(429)	(113)	415	(293)
Interest and investment income (loss)	—	38	413	(415)	36
Other income (loss)	1	1	(16)	—	(14)

Income (loss) from continuing operations before income taxes	(167)	(1,116)	1,449	—	166
Income tax (expense) benefit	58	422	(507)	—	(27)
Equity in earnings in subsidiaries	259	567	—	(826)	—

Income (loss) from continuing operations	150	(127)	942	(826)	139
Income from discontinued operations, net of tax	—	—	11	—	11

Net income (loss)	150	(127)	953	(826)	150
Income attributable to noncontrolling interests	—	—	—	(17)	(17)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$150	$(127)	$953	$(843)	$133

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Income

For the Year Ended January 30, 2010

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$38,457	$8,280	$(3,377)	$43,360

Cost of sales, buying and occupancy	—	28,403	4,575	(1,604)	31,374
Selling and administrative	2	9,778	2,492	(1,773)	10,499
Depreciation and amortization	—	719	175	—	894
Gain on sales of assets	—	(27)	(47)	—	(74)

Total costs and expenses	2	38,873	7,195	(3,377)	42,693

Operating income (loss)	(2)	(416)	1,085	—	667
Interest expense	(142)	(415)	(110)	419	(248)
Interest and investment income (loss)	—	42	410	(419)	33
Other income (loss)	—	3	(64)	—	(61)

Income (loss) from continuing operations before income taxes	(144)	(786)	1,321	—	391
Income tax (expense) benefit	50	292	(453)	—	(111)
Equity in earnings in subsidiaries	391	540	—	(931)	—

Income (loss) from continuing operations	297	46	868	(931)	280
Income from discontinued operations, net of tax	—	—	17	—	17

Net income (loss)	297	46	885	(931)	297
Income attributable to noncontrolling interests	—	—	—	(62)	(62)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$297	$46	$885	$(993)	$235

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended January 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities—continuing operations	$—	$(1,506)	$1,199	$—	$(307)
Net cash provided by operating activities—discontinued operations	—	—	32	—	32

Net cash provided by (used in) operating activities	—	(1,506)	1,231	—	(275)

Proceeds from sales of property and investments	—	72	—	—	72
Net decrease in investments and restricted cash	—	—	8	—	8
Purchases of property and equipment	—	(342)	(90)	—	(432)
Net investing with Affiliates	—	—	(275)	275	—

Net cash provided by (used in) investing activities—continuing operations	—	(270)	(357)	275	(352)
Net cash provided by investing activities—discontinued operations	—	—	43	—	43

Net cash provided by (used in) investing activities	—	(270)	(314)	275	(309)

Proceeds from debt issuances	—		104	—	104
Repayments of long-term debt	—	(481)	(130)	—	(611)
Increase in short-term borrowings, primarily 90 days or less	—	815	—	—	815
Debt issuance costs	—	(35)	—	—	(35)
Purchase of Sears Canada shares	—	—	(43)	—	(43)
Purchase of treasury stock	—	(183)	—	—	(183)
Net borrowing with Affiliates	(140)	1,190	(775)	(275)	—

Net cash provided by (used in) financing activities—continuing operations	(140)	1,306	(844)	(275)	47
Net cash provided by (used in) financing activities—discontinued operations	—	28	(103)	—	(75)

Net cash provided by (used in) financing activities	(140)	1,334	(947)	(275)	(28)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(140)	(442)	(30)	—	(612)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	140	778	441	—	1,359

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$336	$411	$—	$747

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended January 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities—continuing operations	$—	$(1,115)	$1,192	$—	$77
Net cash provided by operating activities—discontinued operations	—	—	46	—	46

Net cash provided by (used in) operating activities	—	(1,115)	1,238	—	123

Proceeds from sales of property and investments	—	16	19	—	35
Net decrease (increase) in investments and restricted cash	—	3	(3)	—	—
Purchases of property and equipment	—	(369)	(57)	—	(426)
Net investing with Affiliates	—	—	(288)	288	—

Net cash provided by (used in) investing activities—continuing operations	—	(350)	(329)	288	(391)
Net cash used in investing activities—discontinued operations	—	—	(15)	—	(15)

Net cash provided by (used in) investing activities	—	(350)	(344)	288	(406)

Proceeds from debt issuances	1,246	—	107	—	1,353
Repayments of long-term debt	—	(51)	(307)	—	(358)
Increase in short-term borrowings, primarily 90 days or less	—	35	—	—	35
Debt issuance costs	—	(18)	(10)	—	(28)
Purchase of Sears Canada shares	—	(560)	(43)	—	(603)
Sears Canada dividends paid to minority shareholders	—	639	(708)	—	(69)
Purchase of treasury stock	—	(394)	—	—	(394)
Net borrowing with Affiliates	(1,106)	2,207	(813)	(288)	—

Net cash provided by (used in) financing activities—continuing operations	140	1,858	(1,774)	(288)	(64)
Net cash provided by (used in) financing activities—discontinued operations	—	15	(46)	—	(31)

Net cash provided by (used in) financing activities	140	1,873	(1,820)	(288)	(95)

Effect of exchange rate changes on cash and cash equivalents	—	—	57	—	57

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	140	408	(869)	—	(321)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	370	1,310	—	1,680

CASH AND CASH EQUIVALENTS, END OF YEAR	$140	$778	$441	$—	$1,359

SEARS HOLDINGS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended January 30, 2010

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities—continuing operations	$—	$76	$1,404	$—	$1,480
Net cash provided by operating activities—discontinued operations	—	—	27		27

Net cash provided by operating activities	—	76	1,431		1,507

Proceeds from sales of property and investments	—	22	1	—	23
Net decrease in investments and restricted cash	—	43	123	—	166
Purchases of property and equipment	—	(294)	(56)	—	(350)
Net investing with Affiliates	—	—	(164)	164	—

Net cash provided by (used in) investing activities—continuing operations	—	(229)	(96)	164	(161)
Net cash used in investing activities—discontinued operations	—	—	(11)	—	(11)

Net cash provided by (used in) investing activities	—	(229)	(107)	164	(172)

Stock issued under executive compensation plans	—	13	—	—	13
Repayments of long-term debt	—	(306)	(13)	—	(319)
Decrease in short-term borrowings, primarily 90 days or less	—	(117)	—	—	(117)
Debt issuance costs	—	(81)	—	—	(81)
Purchase of Sears Canada shares	—	(7)	—	—	(7)
Purchase of treasury stock	—	(424)	—	—	(424)
Net borrowing with Affiliates	—	950	(786)	(164)	—

Net cash provided by (used in) financing activities—continuing operations	—	28	(799)	(164)	(935)
Net cash provided by (used in) financing activities—discontinued operations		18	(34)	—	(16)

Net cash provided by (used in) financing activities		46	(833)	(164)	(951)

Effect of exchange rate changes on cash and cash equivalents	—	—	132	—	132

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(107)	623	—	516
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	477	687	—	1,164

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$370	$1,310	$—	$1,680

NOTE 21—SUBSEQUENT EVENTS

As noted on February 23, 2012, the company entered into an agreement with General Growth Properties to sell eleven properties (6 owned and 5 leased) for $270 million in net cash proceeds. We expect to close this transaction in April 2012.

We also announced our plan to separate Sears Hometown and Outlet businesses and certain hardware stores in the third quarter through a transfer to electing shareholders, which is expected to generate in the range of $400 million to $500 million in proceeds.

As noted on March 2, 2012, Sears Canada, a consolidated, 95%-owned subsidiary of Sears, entered into an agreement with The Cadillac Fairview Corporation Limited to surrender and early terminate the leases on three properties for $170 million Canadian in cash proceeds. The transaction is expected to close in April 2012.

Sears Holdings Corporation

Schedule II—Valuation and Qualifying Accounts

Years 2011, 2010 and 2009

millions	Balance at beginning of period	Additions charged to costs and expenses	(Deductions)	Balance at end of period
Allowance for Doubtful Accounts(1):
2011	$35	$1	$(8)	$28
2010	38	7	(10)	35
2009	41	5	(8)	38
Allowance for Deferred Tax Assets(2):
2011	153	2,118	(3)	2,268
2010	131	27	(5)	153
2009	117	18	(4)	131

(1)	Charges to the account are for the purposes for which the reserves were created.

(2)

At the end of 2010, we had a state net operating loss (“NOL”) deferred tax asset of $250 million and a valuation allowance of $153 million. In 2011, there was a net addition to the federal and state NOL deferred tax asset of $422 million, bringing the ending balance to $672 million. The additional NOLs were the result of federal and additional state losses incurred during 2011, netted against NOL expirations. The valuation allowance increased by $2.1 billion to $2.3 billion. $317 million of the 2011 increase was recorded to accumulated other comprehensive loss for minimum pension adjustments. Additional valuation allowances for federal and state were created against NOLs and other deferred assets, and were netted against state valuation allowance reversals due to expiring state NOLs.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at January 28, 2012. In making its assessment, management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The assessment included the documentation and understanding of the Company’s internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.

Based on this evaluation, management concluded that, at January 28, 2012, the Company’s internal control over financial reporting is effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

Deloitte & Touche LLP, independent registered public accounting firm, has reported on the effectiveness of the Company’s internal control over financial reporting at January 28, 2012, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sears Holdings Corporation

We have audited the accompanying consolidated balance sheets of Sears Holdings Corporation and subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended January 28, 2012. Our audits also included the financial statement schedules listed in the Index at Item 8. We also have audited the Company’s internal control over financial reporting at January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Sears Holdings Corporation and subsidiaries as of January 28, 2012 and January 29,2011, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of

America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting at January 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As disclosed in Note 1 to the Consolidated Financial Statements, the Company completed the spin-off of Orchard Supply Hardware Stores Corporation during 2011.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
March 14, 2012

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

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 with respect to directors, the audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings “Item 1. Election of Directors,” “Committees of the Board of Directors,” “Director Independence” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement for our annual meeting of stockholders to be held on May 2, 2012 (the “2012 Proxy Statement.”) and is incorporated herein by reference.

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

Information regarding executive and director compensation is incorporated by reference to the material under the headings “Executive Compensation,” “Compensation of Directors,” and “Compensation Committee Report” of the 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Amount and Nature of Beneficial Ownership” of the 2012 Proxy Statement.

See also “Equity Compensation Plan Information” in Item 5 of this Report for a discussion of securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings “Certain Relationships and Transactions,” “Review and Approval of Transactions with Related Persons” and “Corporate Governance” of the 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading “Independent Registered Public Accounting Firm Fees” of the 2012 Proxy Statement.

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

SEARS HOLDINGS CORPORATION

By:	/s/ ROBERT A. RIECKER
Name:	Robert A. Riecker
Title:	Vice President, Controller and Chief Accounting Officer
Date: March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

	* LOUIS J. D’AMBROSIO Louis J. D’Ambrosio	Director, Chief Executive Officer and President (principal executive officer)	March 14, 2012

	* ROBERT A. SCHRIESHEIM Robert A. Schriesheim	Executive Vice President and Chief Financial Officer (principal financial officer)	March 14, 2012

	* ROBERT A. RIECKER Robert A. Riecker	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 14, 2012

	* EDWARD S. LAMPERT Edward S. Lampert	Director and Chairman of the Board of Directors	March 14, 2012

	* WILLIAM C. KUNKLER, III William C. Kunkler, III	Director	March 14, 2012

	* STEVEN T. MNUCHIN Steven T. Mnuchin	Director	March 14, 2012

	* ANN N. REESE Ann N. Reese	Director	March 14, 2012

	* EMILY SCOTT Emily Scott	Director	March 14, 2012

	* THOMAS J. TISCH Thomas J. Tisch	Director	March 14, 2012

By	/S/ ROBERT A. RIECKER
* Robert A. Riecker
Individually and as Attorney-in-fact

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated December 2, 2009, filed on December 4, 2009 (File No. 000-51217)).

4.1	Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

4.2	Indenture, dated as of October 12, 2010, among Sears Holdings Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

4.3	Security Agreement, dated as of October 12, 2010, among Sears Holdings Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

4.4	Intercreditor Agreement, dated as of October 12, 2010, among Bank of America, N.A., Wells Fargo Retail Finance, LLC and General Electric Capital Corporation, as ABL Agents, and Wells Fargo Bank, National Association, as Second Lien Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

4.5	Registration Rights Agreement, dated as of October 12, 2010, by and among Sears Holdings Corporation and the guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

4.6	Registration Rights Agreement, dated as of October 12, 2010, by and among Sears Holdings Corporation and the guarantors party thereto, Sears Holdings Corporation Investment Committee on behalf of the Sears Holdings Pension Plan and Sears Holdings Pension Trust (incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

10.1	Guarantee executed by Sears, Roebuck and Co. under the Indenture, dated as of May 15, 1995, between Sears Roebuck Acceptance Corp. and JP Morgan Chase Bank (successor to The Chase Manhattan Bank, N.A.), as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 (incorporated by reference to Exhibit 4(g) to Sears Roebuck Acceptance Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-4040)).

10.2	Guarantee executed by Sears, Roebuck and Co. under the Indenture, dated as of October 1, 2002, between Sears Roebuck Acceptance Corp. and BNY Midwest Trust Company, as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 (incorporated by reference to Exhibit 4(h) to Sears Roebuck Acceptance Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-4040)).

10.3	Guarantee dated as of November 3, 2003 by Sears, Roebuck and Co. of the commercial paper master notes of Sears Roebuck Acceptance Corp. (incorporated by reference to Exhibit 10.38 to Sears, Roebuck and Co.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004
(File No. 1-416)).

10.4	Second Amended and Restated Credit Agreement, dated as of April 8, 2011, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the lenders party thereto, Wells Fargo Bank, National Association and General Electric Capital Corporation, as Co-Collateral Agents, Wells Fargo Capital Finance, LLC and General Electric Capital Corporation, as Co-Syndication Agents, Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc. as Co-Documentation Agents, and Bank of America, N.A. as Agent, Co-Collateral Agent and Swingline Lender (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (File No. 000-51217)). (1)

10.5	Second Amended and Restated Guarantee and Collateral Agreement, dated as of April 8, 2011, among Sears Holdings Corporation, Sears, Roebuck and Co., Sears Roebuck Acceptance Corp., Kmart Holding Corporation, Kmart Corporation and certain of their respective subsidiaries, as Grantors, and Bank of America, N.A., Wells Fargo Bank, National Association and General Electric Capital Corporation, as Co-Collateral Agents (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (File No. 000-51217)).

10.6	Uncommitted Letter of Credit Agreement, dated as of January 20, 2011, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Sears, Roebuck and Co., Kmart Corporation, and Wells Fargo Bank, National Association, as Issuing Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 20, 2011, filed on January 21, 2011
(File No. 000-51217)).(1)

10.7	Purchase, Sale and Servicing Transfer Agreement, dated as of July 15, 2003, by and among Sears, Roebuck and Co., certain subsidiaries of Sears, Roebuck and Co. and Citicorp (incorporated by reference to Exhibit 10.1 to Sears, Roebuck and Co.’s Current Report on Form 8-K, dated July 15, 2003, filed on July 17, 2003 (File No. 1-416)).

10.8	Amendment No. 1, dated as of November 3, 2003, to the Purchase, Sale and Servicing Transfer Agreement, by and among Sears, Roebuck and Co., certain subsidiaries of Sears, Roebuck and Co. and Citicorp (incorporated by reference to Exhibit 2(b) to Sears, Roebuck and Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-416)).

10.9	Amended and Restated Program Agreement, dated as of July 15, 2003, amended and restated as of November 3, 2003, by and between Sears, Roebuck and Co., Sears Intellectual Property Management Company and Citibank (USA) N.A. (incorporated by reference to Exhibit 10(a) to Sears, Roebuck and Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003
(File No. 1-416).

10.10	Terms Sheet For Revision of Program Agreement Between Sears, Roebuck and Co. and Citibank USA, N.A., dated April 29, 2005 (incorporated by reference to Exhibit 10.40 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005 (File No. 000-51217)).

10.11	Sears Holdings Corporation Director Compensation Program, as amended (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010 (File No. 000-51217)).**

10.12	Sears Holdings Corporation 2006 Stock Plan, as amended (incorporated by reference to Appendix C to Registrant’s Proxy Statement dated March 15, 2006 (File No. 00051217)).**

10.13	Sears Holdings Corporation Umbrella Incentive Program, as amended (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008) (File No. 000-51217).**

10.14	Form of Sears Holdings Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (the “2006 10-K”)) (File No. 000-51217).**

10.15	Form of Sears Holdings Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (the “2009 10-K”))**

10.16	Form of Sears Holdings Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011(File No. 000-51217)).**

*10.17	Form of Cash Right – Addendum to Restricted Stock Award Agreement.**

10.18	Form of LTIP Award Agreement (incorporated by reference to Exhibit 10.45 to the 2006 10-K) (File No. 000-51217).**

10.19	Sears Holdings Corporation 2009 Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2009 (File No. 000-51217)).**

10.20	Sears Holdings Corporation 2010 Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010 (File No. 000-51217)).**

10.21	Sears Holdings Corporation Long-Term Incentive Program, effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (File No. 000-51217)).**

10.22	Sears Holdings Corporation Annual Incentive Plan, restated effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (File No. 000-51217)).**

10.23	Revised Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005 (File No. 000-51217)).**

10.24	Revised Form of Executive Severance/Non-Compete Agreement for Senior Executives of the Registrant (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005 (File No. 000-51217)).**

10.25	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.26 to the 2009 10-K (File No. 000-51217).**

*10.26	Form of Executive Severance Agreement.**

10.27	Letter from Registrant to Louis J. D’Ambrosio relating to Employment dated February 23, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 23, 2011, filed on February 25, 2011 (File No. 000-51217)).**

10.28	Letter from Registrant to W. Bruce Johnson relating to employment dated February 3, 2006 (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006) (File No. 000-51217).**

10.29	Letter from Registrant to W. Bruce Johnson relating to employment dated January 28, 2008 (incorporated by reference to Exhibit 10.30 to the 2008 10-K) (File No. 000-51217).**

10.30	Letter from Registrant to W. Bruce Johnson relating to employment dated April 5, 2010 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010 (File No. 000-51217)).**

10.31	Letter from Registrant to W. Bruce Johnson relating to employment dated March 10, 2011 (incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (the “2010 10-K”) (File No. 000-51217)).**

10.32	Letter from Registrant to Michael D. Collins relating to Employment dated December 5, 2008 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated December 3, 2008, filed on December 9, 2008 (File No. 000-51217)).**

10.33	Letter from Registrant to Michael D. Collins relating to employment dated March 17, 2010 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010 (File No. 000-51217)).**

10.34	Letter from Registrant to Robert A. Schriesheim relating to Employment dated August 15, 2011 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011(File No. 000-51217)).**

10.35	Executive Severance Agreement, dated and effective as of August 16, 2011, between Sears Holdings Corporation and its affiliates and subsidiaries and Robert A. Schriesheim (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011(File No. 000-51217)).**(1)

10.36	Letter from Registrant to Dane A. Drobny relating to employment dated April 30, 2010 (incorporated by reference to Exhibit 10.38 to the 2010 10-K (File No. 000-51217)).**

10.37	Letter from Registrant to William R. Harker relating to employment dated March 17, 2010 (incorporated by reference to Exhibit 10.39 to the 2010 10-K (File No. 000-51217)).**

*10.38	Letter from Registrant to Ronald D. Boire relating to employment dated February 10, 2012.**

*10.39	Executive Severance Agreement, dated and effective as of January 8, 2012, between Sears Holdings Corporation and its affiliates and subsidiaries and Ronald D. Boire.**(2)

*10.40	Letter from Registrant to William K. Phelan relating to employment dated September 7, 2011.**

*12	Computation of ratio of earnings to fixed charges for Registrant and consolidated subsidiaries.

*21	Subsidiaries of Registrant.

*23	Consent of Deloitte & Touche LLP.

*24	Powers of Attorney of certain officers and directors of Registrant.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Annual Report on Form 10-K for the fiscal quarter ended January 29, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Income for the Fiscal Years Ended January 28, 2012, January 29, 2011 and January 30, 2010; (ii) the Condensed Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011; (iii) the Condensed Consolidated Statements of Cash Flows for the Fiscal Years Ended January 28, 2012, January 29, 2011 and January 30, 2010; (iv) the Condensed Consolidated Statements of Equity for the Fiscal Years Ended January 28, 2012, January 29, 2011 and January 30, 2010; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. (3)

*	Filed herewith

**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

(1)	Confidential treatment was granted as to omitted portions of this Exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.

(2)	Portions of Exhibit 10.39 have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

(3)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.