Form 10-Q
period 2012-04-28
SEARS HOLDINGS CORP
filed 2012-05-17
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51217

SEARS HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)

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

Yes    ☐            No    ☒

As of May 11, 2012, the registrant had 106,437,616 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 Weeks Ended April 28, 2012 and April 30, 2011

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended
millions, except per share data	April 28, 2012	April 30, 2011
REVENUES
Merchandise sales and services	$9,270	$9,540

COSTS AND EXPENSES
Cost of sales, buying and occupancy	6,703	6,996
Selling and administrative	2,445	2,507
Depreciation and amortization	202	211
Gain on sales of assets	(395)	(2)

Total costs and expenses	8,955	9,712

Operating income (loss)	315	(172)
Interest expense	(66)	(75)
Interest and investment income	12	13
Other loss	—	(11)

Income (loss) from continuing operations before income taxes	261	(245)
Income tax (expense) benefit	(67)	76

Income (loss) from continuing operations	194	(169)
Loss from discontinued operations, net of tax	—	(5)

Net income (loss)	194	(174)
(Income) loss attributable to noncontrolling interests	(5)	4

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$189	$(170)

Amounts attributable to Holdings’ shareholders:
Income (loss) from continuing operations, net of tax	$189	$(165)
Loss from discontinued operations, net of tax	—	(5)

Net income (loss)	$189	$(170)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic:
Continuing operations	$1.78	$(1.53)
Discontinued operations	—	(0.05)

	$1.78	$(1.58)

Diluted:
Continuing operations	$1.78	$(1.53)
Discontinued operations	—	(0.05)

	$1.78	$(1.58)

Basic weighted average common shares outstanding	105.9	107.8
Diluted weighted average common shares outstanding	106.1	107.8

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	13 Weeks Ended
millions	April 28, 2012	April 30, 2011
Net income (loss)	$194	$(174)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	46	10
Deferred gain (loss) on derivatives, net of tax	2	(24)
Currency translation adjustments, net of tax	(6)	72

Total other comprehensive income	42	58

Comprehensive income (loss)	236	(116)
Comprehensive income attributable to noncontrolling interests	(6)	(2)

Comprehensive income (loss) attributable to Holdings’ shareholders	$230	$(118)

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
millions	April 28, 2012	April 30, 2011	January 28, 2012
ASSETS
Current assets
Cash and cash equivalents	$777	$940	$747
Restricted cash	7	28	7
Accounts receivable	644	652	695
Merchandise inventories	8,817	9,698	8,407
Prepaid expenses and other current assets	383	497	388
Current assets of discontinued operations	—	219	—

Total current assets	10,628	12,034	10,244
Property and equipment, net	6,436	7,020	6,577
Goodwill	841	1,392	841
Trade names and other intangible assets	2,922	2,979	2,937
Other assets	780	896	782
Non-current assets of discontinued operations	—	409	—

TOTAL ASSETS	$21,607	$24,730	$21,381

LIABILITIES
Current liabilities
Short-term borrowings	$1,103	$873	$1,175
Current portion of long-term debt and capitalized lease obligations	151	289	230
Merchandise payables	3,258	3,770	2,912
Other current liabilities	2,885	2,806	2,892
Unearned revenues	961	965	964
Other taxes	511	477	523
Short-term deferred tax liabilities	518	160	516
Current liabilities of discontinued operations	—	120	—

Total current liabilities	9,387	9,460	9,212
Long-term debt and capitalized lease obligations	1,975	2,135	2,088
Pension and postretirement benefits	2,666	2,075	2,738
Other long-term liabilities	2,134	2,251	2,186
Long-term deferred tax liabilities	867	—	816
Non-current liabilities of discontinued operations	—	411	—

Total Liabilities	17,029	16,332	17,040

Commitments and contingencies
EQUITY
Total Equity	4,578	8,398	4,341

TOTAL LIABILITIES AND EQUITY	$21,607	$24,730	$21,381

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	13 Weeks Ended
millions	April 28, 2012	April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$194	$(174)
Loss from discontinued operations, net of tax	—	5

Income (loss) from continuing operations	194	(169)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	202	211
Gain on sales of assets	(395)	(2)
Pension and postretirement plan contributions	(86)	(78)
Settlement of Canadian dollar hedges	(17)	—
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	72	(76)
Merchandise inventories	(394)	(695)
Merchandise payables	338	698
Income and other taxes	(8)	(128)
Mark-to-market adjustments and settlements on Sears Canada U.S. dollar collar contracts	(1)	(3)
Other operating assets	19	40
Other operating liabilities	17	(71)

Net cash used in operating activities—continuing operations	(59)	(273)
Net cash provided by operating activities—discontinued operations	—	6

Net cash used in operating activities	(59)	(267)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	446	2
Net increase (decrease) in investments and restricted cash	1	(11)
Purchases of property and equipment	(80)	(107)

Net cash provided by (used in) investing activities—continuing operations	367	(116)
Net cash used in investing activities—discontinued operations	—	(2)

Net cash provided by (used in) investing activities	367	(118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	1	2
Repayments of long-term debt	(211)	(426)
Increase (decrease) in short-term borrowings, primarily 90 days or less	(72)	513
Debt issuance costs	—	(35)
Purchase of Sears Canada shares	(3)	—
Purchase of treasury stock	—	(101)

Net cash used in financing activities—continuing operations	(285)	(47)
Net cash used in financing activities—discontinued operations	—	(4)

Net cash used in financing activities	(285)	(51)

Effect of exchange rate changes on cash and cash equivalents	7	17

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30	(419)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	747	1,359

CASH AND CASH EQUIVALENTS, END OF PERIOD	$777	$940

SUPPLEMENTAL CASH FLOW DATA:
Income taxes paid, net of refunds	$1	$31
Cash interest paid	71	91
Unpaid liability to acquire equipment and software	38	32

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity Attributable to Holdings’ Shareholders
millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 29, 2011	109	$1	$(5,826)	$10,185	$4,930	$(779)	$103	$8,614
Comprehensive loss
Net loss	—	—	—	—	(170)	—	(4)	(174)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	10	—	10
Deferred loss on derivatives, net of tax	—	—	—	—	—	(24)	—	(24)
Currency translation adjustments, net of tax	—	—	—	—	—	66	6	72

Total Comprehensive Loss								(116)
Stock awards	—	—	9	(8)	—	—	—	1
Shares repurchased	(1)	—	(101)	—	—	—	—	(101)
Associate stock purchase	—	—	1	—	—	—	—	1
Other	—	—	—	—	—	—	(1)	(1)

Balance at April 30, 2011	108	$1	$(5,917)	$10,177	$4,760	$(727)	$104	$8,398

Balance at January 28, 2012	106	$1	$(5,981)	$10,005	$1,865	$(1,609)	$60	$4,341
Comprehensive income
Net income	—	—	—	—	189	—	5	194
Pension and postretirement adjustments, net of tax	—	—	—	—	—	45	1	46
Deferred gain on derivatives, net of tax	—	—	—	—	—	2	—	2
Currency translation adjustments, net of tax	—	—	—	—	—	(6)	—	(6)

Total Comprehensive Income								236
Stock awards	—	—	9	(6)	—	—	—	3
Purchase of Sears Canada shares	—	—	—	(1)	—	—	(2)	(3)
Associate stock purchase	—	—	1	—	—	—	—	1

Balance at April 28, 2012	106	$1	$(5,971)	$9,998	$2,054	$(1,568)	$64	$4,578

See accompanying notes.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

NOTE 1 – BASIS OF PRESENTATION

Sears Holdings Corporation (“Holdings”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings (together with its subsidiaries, “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), on March 24, 2005. We are a broadline retailer with 2,121 full-line and 1,302 specialty retail stores in the United States, operating through Kmart and Sears, and 493 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 95%-owned subsidiary.

These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The retail business is seasonal in nature, and we generate a high proportion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. These interim financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Spin-Off of Orchard Supply Hardware Stores Corporation

On December 30, 2011, we completed the spin-off to our shareholders of all the capital stock of Orchard Supply Hardware Stores Corporation (“Orchard”) that was owned by Holdings immediately prior to the spin-off. Holdings has no significant continuing involvement in the operations of Orchard. Accordingly, the operating results for Orchard are presented as discontinued operations in the accompanying Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Comprehensive Income for the 13-week period ended April 30, 2011, and the current and non-current assets and liabilities of Orchard are presented separately in the accompanying Condensed Consolidated Balance Sheet at April 30, 2011. In addition, the cash flows from operating, investing and financing activities for Orchard have been separately stated as discontinued operations in the accompanying Condensed Consolidated Statement of Cash Flows for the 13-week period ended April 30, 2011. The Notes to Condensed Consolidated Financial Statements have been restated to exclude the impact of Orchard for all periods presented. Prior to completion of the spin-off, Orchard’s results of operations, financial position and cash flows were presented within the Sears Domestic segment.

NOTE 2 – BORROWINGS

Total borrowings were as follows:

millions	April 28, 2012	April 30, 2011	January 28, 2012
Short-term borrowings:
Unsecured commercial paper	$302	$372	$337
Secured borrowings	801	501	838
Long-term debt, including current portion:
Notes and debentures outstanding	1,669	1,898	1,863
Capitalized lease obligations	457	526	455

Total borrowings	$3,229	$3,297	$3,493

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

The fair value of long-term debt, excluding capitalized lease obligations, was $1.4 billion at April 28, 2012, $1.8 billion at April 30, 2011 and $1.5 billion at January 28, 2012. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 4 to the Condensed Consolidated Financial Statements.

Unsecured Commercial Paper

We borrow through the commercial paper markets. At April 28, 2012, we had outstanding commercial paper borrowings of $302 million, of which $225 million was held by ESL Investments, Inc. (together with its affiliated funds, “ESL”), including $123 million held by Edward S. Lampert. See Note 14 for further discussion of these borrowings.

Domestic Credit Agreement

During the first quarter of 2011, we entered into a $3.275 billion credit agreement (the “Domestic Credit Agreement”) which expires in April 2016. We view this credit facility as our most cost efficient funding mechanism and therefore use it as a primary source of funding.

Advances under the Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate (“LIBOR”) or a base rate, in either case plus an applicable margin. The Domestic Credit Agreement’s interest rates for LIBOR-based borrowings vary based on leverage in the range of LIBOR plus 2.0% to 2.5%. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%. Commitment fees are in a range of 0.375% to 0.625% based on usage.

The Domestic Credit Agreement includes a $1.5 billion letter of credit sub-limit and an uncommitted accordion feature that provides us the flexibility, subject to certain terms and conditions, to use the existing collateral under the credit facility to obtain an aggregate amount of up to $1.0 billion in additional borrowing capacity if we so choose. The Domestic Credit Agreement permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion second lien notes were outstanding at April 28, 2012, providing the Company the capacity to issue up to an additional $760 million in second lien indebtedness. The Domestic Credit Agreement is in place as a funding source for general corporate purposes and is an asset based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Domestic Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability.

The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. Based on availability, none of these requirements were in effect at April 28, 2012.

At April 28, 2012, we had $801 million of borrowings and $694 million of letters of credit outstanding under the Domestic Credit Agreement. As a result, our availability under the agreement was $1.8 billion at April 28, 2012. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Senior Secured Notes

In October 2010, we sold $1 billion aggregate principal amount of senior secured notes (the “Notes”), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company’s domestic pension plan in a private placement. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the “Collateral”). The lien that secures the Notes is junior in priority to the lien on such assets that secures obligations under the Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Notes at a premium based on the “Treasury Rate” as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.

Sears Canada Credit Agreement

In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on substantially all of Sears Canada’s non-real estate assets. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At April 28, 2012, we had no borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $592 million ($581 million Canadian) at April 28, 2012.

Letters of Credit Facility

On January 20, 2011, we and certain of our subsidiaries entered into a letter of credit facility (the “LC Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which Wells Fargo may, on a discretionary basis and with no commitment, agree to issue standby letters of credit upon our request in an aggregate amount not to exceed $500 million for general corporate purposes. Any letters of credit issued under the LC Facility are secured by a first priority lien on cash placed on deposit at Wells Fargo pursuant to a pledge and security agreement in an amount equal to 103% of the face value of all issued and outstanding letters of credit. The LC Facility has a term ending on January 20, 2014, unless terminated sooner pursuant to its terms. Wells Fargo may, in its sole discretion, terminate the LC Facility at any time. At April 28, 2012, no letters of credit were outstanding under the facility. We may replace any letters of credit issued under our LC Facility with letters of credit issued under the Domestic Credit Agreement and as such, any cash collateral is considered unrestricted cash.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Wholly owned Insurance Subsidiary and Inter-company Securities

We have numerous types of insurable risks, including workers’ compensation, product and general liability, automobile, warranty, asbestos and environmental claims and the extended service contracts we sell to our customers. In addition, we provide credit insurance to third party creditors of the Company to mitigate their credit risk with the Company. The associated risks are managed through Holdings’ wholly owned insurance subsidiary, Sears Reinsurance Company Ltd. (“Sears Re”), a Bermuda Class 3 insurer.

In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears utilizes two securitization structures to issue specific securities in which Sears Re invests its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 125 full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued securities that are secured by the mortgages and collateral assignments of the store leases. Sears Re and two other indirect wholly owned subsidiaries of Holdings own $1.3 billion (par value) of these mortgage-backed securities. Payments to Sears Re on these securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to Sears Re on these asset-backed securities are funded by the royalty payments. The issuers of these mortgage-backed and asset-backed securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees, interest and principal on these securities. Since the inception of the REMIC and KCD IP, LLC, these mortgage-backed and asset-backed securities have been entirely held by our wholly owned consolidated subsidiaries in support of our insurance activities. At April 28, 2012, April 30, 2011 and January 28, 2012, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.8 billion at April 28, 2012, April 30, 2011 and January 28, 2012.

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

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

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

Sears Canada Hedges of Merchandise Purchases

Sears Canada had no outstanding foreign currency collar contracts at April 28, 2012 or January 28, 2012. Sears Canada had entered into foreign currency collar contracts with a total notional value of $279 million at April 30, 2011. As discussed previously, these collar contracts are used to hedge Sears Canada’s purchase of inventory under U.S. dollar denominated contracts. We record mark-to-market adjustments based on the total notional value of these outstanding collar contracts at the end of each period. We recorded mark-to-market liabilities related to these foreign currency collar contracts of $18 million at April 30, 2011.

We record the earnings impact of mark-to-market and settlement adjustments for foreign currency collar contracts in other loss at the end of each period. We recorded mark-to-market and settlement losses on these contracts of $16 million for the 13-week period ended April 30, 2011.

Sears Canada’s above noted foreign currency collar contracts were entered into as a hedge of merchandise purchase contracts denominated in U.S. currency. We also record mark-to-market adjustments for the value of the merchandise purchase contracts (considered embedded derivatives under relevant accounting rules) at the end of each period. We recorded assets of $2 million at April 28, 2012, $5 million at April 30, 2011 and $1 million at January 28, 2012 related to the fair value of these embedded derivatives.

We record the earnings impact of mark-to-market and settlement adjustments related to the embedded derivative in the merchandise purchase contracts in other loss at the end of each period. We recorded net mark-to-market gains and settlements of $1 million and $4 million for the 13-week periods ended April 28, 2012 and April 30, 2011, respectively.

At April 28, 2012, we had net mark-to-market assets related to the embedded derivatives of $2 million. We recorded total mark-to-market gains and settlements of $1 million in other loss for the 13-week period ended April 28, 2012. At April 30, 2011, we had net derivative mark-to-market liabilities related to the collar contracts and embedded derivatives of $13 million. We recorded total mark-to-market losses and settlements of $12 million in other loss for the 13-week period ended April 30, 2011. See Note 4 for further information regarding fair value of these collar and merchandise purchase contracts and the respective balance sheet classifications at April 28, 2012, April 30, 2011 and January 28, 2012.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Hedges of Net Investment in Sears Canada

At April 28, 2012, April 30, 2011 and January 28, 2012, we had foreign currency forward contracts outstanding with a total Canadian notional value of $629 million, and with a weighted-average remaining life of 0.1 years at April 28, 2012, 0.2 years at April 30, 2011 and 0.1 years at January 28, 2012. These contracts were designated and qualified as hedges of the foreign currency exposure of our net investment in Sears Canada. Accordingly, the aggregate fair value of the forward contracts outstanding of approximately $(3) million, $(37) million and $(6) million at April 28, 2012, April 30, 2011 and January 28, 2012, respectively, were recorded as liabilities on our Condensed Consolidated Balance Sheets. The increase in fair value of $3 million related to the forward contract outstanding at April 28, 2012, net of tax, and the decline in fair value of $37 million related to the forward contract outstanding at April 30, 2011, net of tax, were recorded as components of other comprehensive loss for the 13-week periods ended April 28, 2012 and April 30, 2011, respectively.

Our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had $1 million of cash collateral posted under these contracts at April 28, 2012, $33 million at April 30, 2011 and $5 million at January 28, 2012.

Counterparty Credit Risk

We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better at April 28, 2012.

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

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities and domestic cash and cash equivalents are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt is disclosed in Note 2 to the Condensed Consolidated Financial Statements. The following tables provide the fair value measurement amounts for other financial assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value at April 28, 2012, April 30, 2011 and January 28, 2012:

millions	Total Fair Value Amounts at April 28, 2012	Level 1	Level 2	Level 3
Cash equivalents(1)	$291	$291	$—	$—
Restricted cash(2)	7	7	—	—
Foreign currency derivative assets(3)	2	—	2	—
Foreign currency derivative liabilities(4)	(3)	—	(3)	—

Total	$297	$298	$(1)	$—

millions	Total Fair Value Amounts at April 30, 2011	Level 1	Level 2	Level 3
Cash equivalents(1)	$182	$182	$—	$—
Restricted cash(2)	28	28	—	—
Foreign currency derivative assets(3)	5	—	5	—
Foreign currency derivative liabilities(4)	(55)	—	(55)	—

Total	$160	$210	$(50)	$—

millions	Total Fair Value Amounts at January 28, 2012	Level 1	Level 2	Level 3
Cash equivalents(1)	$341	$341	$—	$—
Restricted cash(2)	7	7	—	—
Foreign currency derivative assets(3)	1	—	1	—
Foreign currency derivative liabilities(4)	(6)	—	(6)	—

Total	$343	$348	$(5)	$—

(1)	Included within Cash and cash equivalents in our Condensed Consolidated Balance Sheets.
(2)	Included within Restricted cash in our Condensed Consolidated Balance Sheets.
(3)	Included within Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
(4)	Included within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets.

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

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

NOTE 5 – SEARS CANADA

Sears Canada Share Repurchases

During the second quarter of 2011, Sears Canada renewed its Normal Course Issuer Bid with the Toronto Stock Exchange that permits it to purchase for cancellation up to 5% of its issued and outstanding common shares, representing approximately 5.3 million common shares. The purchase authorization expires on May 24, 2012 or on such earlier date as Sears Canada may complete its purchases pursuant to the Normal Course Issuer Bid. Sears Canada may not purchase common shares under the Normal Course Issuer Bid if they cannot be purchased at prices that they consider attractive, and decisions regarding the timing of purchases will be based on market conditions and other factors. Sears Canada purchased and cancelled approximately 0.2 million common shares for $3 million during the first quarter of 2012.

Sears Holdings Ownership of Sears Canada

At April 28, 2012 and January 28, 2012, Sears Holdings was the beneficial holder of approximately 97 million, or 95% of the common shares of Sears Canada. At April 30, 2011, Sears Holdings was the beneficial holder of approximately 97 million, or 92% of the common shares of Sears Canada.

NOTE 6 – STORE CLOSINGS

We made the decision to close one underperforming store within our Sears Domestic segment during the first quarter of 2011. We recorded charges related to this store closing of $1 million in cost of sales for inventory clearance markdowns during the first quarter of 2011.

In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that we believe can be realized through sub-leasing the leased space. During the first quarter of 2012, we closed 31 stores we previously announced would close and recorded charges of $31 million at Sears Domestic and $3 million at Kmart for the related lease obligations.

Store closing cost accruals of $189 million, $73 million and $256 million at April 28, 2012, April 30, 2011 and January 28, 2012, respectively, were as follows:

millions	Markdowns	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at April 30, 2011	$2	$1	$68	$2	$73
Store closing costs	129	73	4	46	252
Payments/utilizations	(34)	(15)	(8)	(12)	(69)

Balance at January 28, 2012	97	59	64	36	256
Store closing costs	—	—	34	—	34
Payments/utilizations	(63)	(27)	(1)	(10)	(101)

Balance at April 28, 2012	$34	$32	$97	$26	$189

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

NOTE 7 – EQUITY

Share Repurchase Program

During the 13-week period ended April 28, 2012, we did not repurchase any shares of our common stock under our common share repurchase program. During the 13-week period ended April 30, 2011, we repurchased 1.2 million of our common shares at a total cost of $101 million, an average price of $81.61 per share, under our common share repurchase program. At April 28, 2012, we had approximately $504 million of remaining authorization under our common share repurchase program.

The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

Accumulated Other Comprehensive Loss

The following table displays the components of accumulated other comprehensive loss:

millions	April 28, 2012	April 30, 2011	January 28, 2012
Pension and postretirement adjustments (net of tax of $(490), $(474) and $(492), respectively)	$(1,530)	$(773)	$(1,575)
Deferred losses on derivatives (net of tax of $0, $(13) and $0, respectively)	(3)	(23)	(5)
Currency translation adjustments (net of tax of $(26), $(7) and $(26), respectively)	(35)	69	(29)

Accumulated other comprehensive loss	$(1,568)	$(727)	$(1,609)

Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.

Accumulated other comprehensive income (loss) attributable to noncontrolling interests at April 28, 2012, April 30, 2011, and January 28, 2012 was $(8) million, $2 million and $(9) million, respectively.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

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

	13 Weeks Ended
millions	April 28, 2012	April 30, 2011
Components of net periodic expense:
Benefits earned during the period	$—	$2
Interest cost	96	96
Expected return on plan assets	(93)	(89)
Amortization of experience losses	48	17

Net periodic expense	$51	$26

Contributions

During the 13-week periods ended April 28, 2012 and April 30, 2011, we made total contributions of $86 million and $78 million, respectively, to our pension and postretirement plans. We anticipate making aggregate contributions to our domestic and Canadian defined benefit and postretirement plans of approximately $295 million over the remainder of 2012.

NOTE 9 – INCOME TAXES

At April 28, 2012, we had gross unrecognized tax benefits of $161 million. Of this amount, $93 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13-week period ended April 28, 2012, gross unrecognized tax benefits were decreased by $31 million due to federal, foreign, and state audit activity. We expect that our unrecognized tax benefits could decrease by as much as $35 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At April 28, 2012, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $55 million ($37 million net of federal benefit).

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

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

At the end of 2011, we had a federal and state net operating loss (“NOL”) deferred tax asset of $672 million, which will expire predominately between 2019 and 2032. We have federal credit carryforwards of $385 million, which will expire between 2015 and 2032.

At January 28, 2012, we had a valuation allowance of $2.3 billion to record only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance as the year progresses for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset in future years.

NOTE 10 – SUMMARY OF SEGMENT DATA

These reportable segment classifications are based on our business formats, as described in Note 1. The Kmart and Sears Canada formats each represent both an operating and reportable segment. The Sears Domestic reportable segment consists of the aggregation of several business formats. These formats are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States and Canada. The merchandise and service categories are as follows:

(i)	Hardlines—consists of appliances, consumer electronics, lawn and garden, tools and hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women’s, men’s, kids, footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery and household, pharmacy and drugstore; and

(iv)	Service and Other—includes repair, installation and automotive service and extended contract revenue.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

	13 Weeks Ended April 28, 2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$968	$2,975	$494	$4,437
Apparel and Soft Home	1,062	1,257	366	2,685
Food and Drug	1,362	11	—	1,373
Service and Other	23	695	57	775

Total merchandise sales and services	3,415	4,938	917	9,270

Costs and expenses
Cost of sales, buying and occupancy	2,565	3,487	651	6,703
Selling and administrative	752	1,415	278	2,445
Depreciation and amortization	33	143	26	202
Gain on sales of assets	(5)	(228)	(162)	(395)

Total costs and expenses	3,345	4,817	793	8,955

Operating income	$70	$121	$124	$315

Total assets	$4,570	$14,050	$2,987	$21,607

Capital expenditures	$32	$32	$16	$80

	13 Weeks Ended April 30, 2011
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$1,007	$3,151	$524	$4,682
Apparel and Soft Home	1,050	1,209	429	2,688
Food and Drug	1,400	8	—	1,408
Service and Other	22	679	61	762

Total merchandise sales and services	$3,479	$5,047	$1,014	$9,540

Costs and expenses
Cost of sales, buying and occupancy	2,634	3,636	726	6,996
Selling and administrative	789	1,415	303	2,507
Depreciation and amortization	37	149	25	211
Gain on sales of assets	(2)	—	—	(2)

Total costs and expenses	3,458	5,200	1,054	9,712

Operating income (loss)	$21	$(153)	$(40)	$(172)

Total assets	$6,102	$15,665	$2,963	$24,730

Capital expenditures	$28	$60	$19	$107

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

NOTE 11 – SUPPLEMENTAL FINANCIAL INFORMATION

Other long-term liabilities as of April 28, 2012, April 30, 2011 and January 28, 2012 consisted of the following:

millions	April 28, 2012	April 30, 2011	January 28, 2012
Unearned revenues	$783	$793	$778
Self-insurance reserves	733	759	743
Other	618	699	665

Total	$2,134	$2,251	$2,186

NOTE 12 – LEGAL PROCEEDINGS

Robert F. Booth Trust, derivatively v. William C. Crowley, et al. – In August 2009, a shareholder derivative lawsuit was filed in United States District Court for the Northern District of Illinois against current and former directors William C. Crowley, Edward S. Lampert, Steven T. Mnuchin, Richard C. Perry, Ann N. Reese, Kevin B. Rollins, Emily Scott and Thomas Tisch, and nominally Sears Holdings Corporation. Plaintiff alleged that by nominating for re-election to the Sears Holdings Corporation board Mr. Crowley and Ms. Reese while they were also members of the boards of AutoNation, Inc. (Crowley), AutoZone, Inc. (Crowley), and Jones Apparel Group, Inc. (Reese), defendants violated Section 8 of the Clayton Act prohibiting “interlocking directorships” and breached their fiduciary duty to the Company. Plaintiff sought injunctive relief and recovery of its costs, including reasonable attorney fees. In April 2010, the parties entered into an Amended Stipulation of Settlement (“Original Settlement”), which the Court preliminarily approved in May 2010. The settlement included certain remedial measures but did not contemplate any monetary payment other than a potential payment of plaintiffs’ attorney fees. On January 27, 2012, the Court denied the parties’ motion for final approval of the settlement. Under the terms of the settlement, the Court’s order restored the parties to their respective positions and rendered the Original Settlement without further force and effect. The Court has set May 16, 2012 as the deadline for filing dispositive motions. The parties entered into a Memorandum of Understanding on May 9, 2012 to present for Court approval a second amended stipulation of settlement, the principle terms of which are dismissal of the action with prejudice and a limit on the amount of attorney’s fees we can be obligated to pay. Any further settlement is subject to shareholder approval. Theodore H. Frank, a purported shareholder of the Company, has appealed the Court’s denial of his motion to intervene in opposition to the settlement to the United States Court of Appeals for the Seventh Circuit. Briefing is complete and the case is set for oral argument on May 30, 2012. The case is not expected to have a material effect on our annual results of operations, financial position, liquidity or capital resources.

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

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This update was effective and adopted by the Company in the first quarter of 2012 and did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standards update which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in existing guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format previously used by us, and the second statement would include components of other comprehensive income (“OCI”). The update does not change the items that must be reported in OCI and must be applied retrospectively for all periods presented in the financial statements. This update was effective and adopted by the Company in the first quarter of 2012 and impacted the Company’s financial statement presentation, but otherwise did not impact the Company’s condensed consolidated financial position, results of operations or cash flows.

Disclosures about Fair Value Measurements

In May 2011, the FASB issued an accounting standards update which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between U.S. GAAP and International Financial Reporting Standards. The update requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as disclosures of transfers between

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Level 1 and Level 2 of the fair value hierarchy. This update was effective and adopted by the Company in the first quarter of 2012 and impacted the Company’s disclosures, but otherwise did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

NOTE 14 – RELATED PARTY DISCLOSURE

Our Board has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL Investments, Inc. (together with its affiliated funds, “ESL”). Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf. ESL beneficially owned approximately 62% of our outstanding common stock at April 28, 2012.

Further, to clarify the expectations that the Board of Directors has with respect to the investment of our surplus cash, the Board has renounced, in accordance with Delaware law, any interest or expectancy of the Company associated with any investment opportunities in securities that may come to the attention of Mr. Lampert or any employee, officer, director or advisor to ESL and its affiliated investment entities (each, a “Covered Party”) who also serves as an officer or director of the Company other than (a) investment opportunities that come to such Covered Party’s attention directly and exclusively in such Covered Party’s capacity as a director, officer or employee of the Company, (b) control investments in companies in the mass merchandising, retailing, commercial appliance distribution, product protection agreements, residential and commercial product installation and repair services and automotive repair and maintenance industries and (c) investment opportunities in companies or assets with a significant role in our retailing business, including investment in real estate currently leased by the Company or in suppliers for which the Company is a substantial customer representing over 10% of such companies’ revenues, but excluding investments of ESL that were existing as of May 23, 2005.

During the first quarter of 2012, ESL and its affiliates purchased unsecured commercial paper issued by Sears Roebuck Acceptance Corp. (“SRAC”), an indirect wholly owned subsidiary of Sears Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate, and principal amount outstanding for this commercial paper in 2012 was 28.9 days, 1.78% and $208 million, respectively. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2012 was $250 million and the aggregate amount of interest paid by SRAC to ESL during the first quarter of 2012 was $0.9 million. At April 28, 2012, ESL held $225 million in principal amount of commercial paper, which included $123 million held by Mr. Lampert. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.

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

On January 26, 2012, ESL entered into an agreement with a financial institution to acquire from the financial institution an undivided participating interest in a certain percentage of its rights and obligations under trade receivable put agreements that were entered into with certain vendors of the Company. These agreements generally provide that, in the event of a bankruptcy filing by the Company, the financial institution will purchase

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

such vendors’ accounts receivable arising from the sale of goods or services to the Company. ESL may from time to time choose to purchase an 80% undivided participating interest in the rights and obligations arising under future trade receivable put agreements that the financial institution enters into with our vendors during the term of its agreement. The Company is neither a party nor will become a party to any of these agreements. At April 28, 2012, ESL held a participation interest totaling $124 million in the financial institution’s agreements relating to the Company.

The Company employs certain employees of ESL. William R. Harker, a Senior Vice President of the Company, serves as Executive Vice President and General Counsel of ESL and our Senior Vice President of Real Estate is employed by ESL.

NOTE 15 – UPDATES ON PROPOSED SEPARATION OF SEARS HOMETOWN AND OUTLET BUSINESSES AND PREVIOUSLY ANNOUNCED REAL ESTATE TRANSACTIONS

In connection with its previously announced rights offering transaction, Sears Hometown and Outlet Stores, Inc. filed a registration statement on Form S-1 with the Securities and Exchange Commission on April 30, 2012. The rights offering transaction will effect the separation of the Sears Hometown and Outlet businesses from Sears Holdings. The rights will be distributed to holders of Sears Holdings’ common stock and entitle holders to purchase shares of common stock of Sears Hometown and Outlet. As previously announced on February 23, 2012, Sears Holdings expects that the separation of these businesses will raise approximately $400 million to $500 million in proceeds for Sears Holdings and provide it with additional liquidity.

During the first quarter of 2012, we recorded gains on the sales of assets of $386 million in connection with previously announced real estate transactions which included a gain of $223 million recognized on the sale of eleven (6 owned and 5 leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds, and a gain of $163 million recognized on the surrender and early termination of the leases on three properties operated by Sears Canada, under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $170 million Canadian in cash proceeds. In connection with these transactions, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in periods ranging from 6 to 23 months from the date of closing.

NOTE 16 – GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION

At April 28, 2012, the principal amount outstanding of the Company’s 6 5/8% senior secured notes due 2018 was $1.24 billion. These notes were issued in 2010 by Sears Holdings Corporation (“Parent”). The notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by SRAC (the “guarantor subsidiaries”). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at April 28, 2012, April 30, 2011 and January 28, 2012, the Condensed Consolidating Statements of Operations, Comprehensive Income and Cash Flows for the 13-week periods ended April 28, 2012 and April 30, 2011 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.

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

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Condensed Consolidating Balance Sheet

April 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$385	$392	$—	$777
Intercompany receivables	—	—	25,292	(25,292)	—
Accounts receivable	—	429	215	—	644
Merchandise inventories	—	7,910	907	—	8,817
Prepaid expenses and other current assets	62	669	466	(807)	390

Total current assets	62	9,393	27,272	(26,099)	10,628

Total property and equipment, net	—	4,717	1,719	—	6,436
Goodwill and intangible assets	—	1,167	2,596	—	3,763
Other assets	21	194	2,585	(2,020)	780
Investment in subsidiaries	17,614	25,899	—	(43,513)	—

TOTAL ASSETS	$17,697	$41,370	$34,172	$(71,632)	$21,607

Current liabilities
Short-term borrowings	$—	$1,103	$—	$—	$1,103
Current portion of long-term debt and capitalized lease obligations	—	134	17	—	151
Merchandise payables	—	2,811	447	—	3,258
Intercompany payables	11,934	13,358	—	(25,292)	—
Short-term deferred tax liabilities	5	543	—	(30)	518
Other current liabilities	7	2,806	2,321	(777)	4,357

Total current liabilities	11,946	20,755	2,785	(26,099)	9,387
Long-term debt and capitalized lease obligations	1,237	2,412	111	(1,785)	1,975
Pension and postretirement benefits	—	2,210	456	—	2,666
Long-term deferred tax liabilities	—	56	817	(6)	867
Other long-term liabilities	—	846	1,517	(229)	2,134

Total Liabilities	13,183	26,279	5,686	(28,119)	17,029

EQUITY
Shareholder’s equity	4,514	15,091	28,486	(43,577)	4,514
Noncontrolling interest	—	—	—	64	64

Total Equity	4,514	15,091	28,486	(43,513)	4,578

TOTAL LIABILITIES AND EQUITY	$17,697	$41,370	$34,172	$(71,632)	$21,607

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Condensed Consolidating Balance Sheet

April 30, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$140	$590	$210	$—	$940
Intercompany receivables	—	—	25,200	(25,200)	—
Accounts receivable	98	776	215	(437)	652
Merchandise inventories	—	8,672	1,026	—	9,698
Prepaid expenses and other current assets	—	393	582	(450)	525
Current assets of discontinued operations	—	—	219	—	219

Total current assets	238	10,431	27,452	(26,087)	12,034

Total property and equipment, net	—	5,715	1,305	—	7,020
Goodwill and intangible assets	—	1,761	2,610	—	4,371
Other assets	19	1,272	2,767	(3,162)	896
Investment in subsidiaries	21,141	25,568	—	(46,709)	—
Non-current assets of discontinued operations	—	—	409	—	409

TOTAL ASSETS	$21,398	$44,747	$34,543	$(75,958)	$24,730

Current liabilities
Short-term borrowings	$—	$873	$—	$—	$873
Current portion of long-term debt and capitalized lease obligations	—	271	18	—	289
Merchandise payables	—	3,292	478	—	3,770
Intercompany payables	11,817	13,383	—	(25,200)	—
Short-term deferred tax liabilities	—	207	—	(47)	160
Other current liabilities	41	1,828	3,219	(840)	4,248
Current liabilities of discontinued operations	—	—	120	—	120

Total current liabilities	11,858	19,854	3,835	(26,087)	9,460
Long-term debt and capitalized lease obligations	1,246	2,810	157	(2,078)	2,135
Pension and postretirement benefits	—	1,750	325	—	2,075
Other long-term liabilities	—	1,683	1,652	(1,084)	2,251
Non-current liabilities of discontinued operations	—	—	411	—	411

Total Liabilities	13,104	26,097	6,380	(29,249)	16,332

EQUITY
Shareholder’s equity	8,294	18,650	28,163	(46,813)	8,294
Noncontrolling interest	—	—	—	104	104

Total Equity	8,294	18,650	28,163	(46,709)	8,398

TOTAL LIABILITIES AND EQUITY	$21,398	$44,747	$34,543	$(75,958)	$24,730

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

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

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended April 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$8,310	$1,826	$(866)	$9,270

Cost of sales, buying and occupancy	—	6,099	1,030	(426)	6,703
Selling and administrative	—	2,283	602	(440)	2,445
Depreciation and amortization	—	153	49	—	202
Gain on sales of assets	—	(233)	(162)	—	(395)

Total costs and expenses	—	8,302	1,519	(866)	8,955

Operating income	—	8	307	—	315
Interest expense	(56)	(96)	(27)	113	(66)
Interest and investment income	—	11	114	(113)	12

Income (loss) from continuing operations before income taxes	(56)	(77)	394	—	261
Income tax (expense) benefit	19	(18)	(68)	—	(67)
Equity in earnings in subsidiaries	231	244	—	(475)	—

Net income (loss)	194	149	326	(475)	194
Loss attributable to noncontrolling interests	—	—	—	(5)	(5)

NET INCOME ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$194	$149	$326	$(480)	$189

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended April 30, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$8,486	$1,937	$(883)	$9,540

Cost of sales, buying and occupancy	—	6,325	1,115	(444)	6,996
Selling and administrative	1	2,313	632	(439)	2,507
Depreciation and amortization	—	168	43	—	211
Gain on sales of assets	—	(2)	—	—	(2)

Total costs and expenses	1	8,804	1,790	(883)	9,712

Operating income (loss)	(1)	(318)	147	—	(172)
Interest expense	(56)	(100)	(28)	109	(75)
Interest and investment income	—	13	109	(109)	13
Other loss	—	—	(11)	—	(11)

Income (loss) from continuing operations before income taxes	(57)	(405)	217	—	(245)
Income tax (expense) benefit	20	95	(39)	—	76
Equity in earnings (loss) in subsidiaries	(137)	94	—	43	—

Income (loss) from continuing operations	(174)	(216)	178	43	(169)
Loss from discontinued operations, net of tax	—	—	(5)	—	(5)

Net income (loss)	(174)	(216)	173	43	(174)
Loss attributable to noncontrolling interests	—	—	—	4	4

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(174)	$(216)	$173	$47	$(170)

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Condensed Consolidating Statement of Comprehensive Income

For the 13 Weeks Ended April 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$194	$149	$326	$(475)	$194
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	42	4	—	46
Deferred gain on derivatives, net of tax	2	—	—	—	2
Currency translation adjustments, net of tax	(17)	—	11	—	(6)
Unrealized net gain (loss), net of tax	—	—	—	—	—

Total other comprehensive income (loss)	(15)	42	15	—	42

Comprehensive income (loss)	179	191	341	(475)	236
Comprehensive income attributable to noncontrolling interest	—	—	—	(6)	(6)

Comprehensive income (loss) attributable to Holdings’ shareholders	$179	$191	$341	$(481)	$230

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Condensed Consolidating Statement of Comprehensive Income

For the 13 Weeks Ended April 30, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(174)	$(216)	$173	$43	$(174)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	10	—	—	10
Deferred loss on derivatives, net of tax	(24)	—	—	—	(24)
Currency translation adjustments, net of tax	—	—	72	—	72
Unrealized net gain (loss), net of tax	—	1	50	(51)	—

Total other comprehensive income (loss)	(24)	11	122	(51)	58

Comprehensive income (loss)	(198)	(205)	295	(8)	(116)
Comprehensive income attributable to noncontrolling interest	—	—	—	(2)	(2)

Comprehensive income (loss) attributable to Holdings’ shareholders	$(198)	$(205)	$295	$(10)	$(118)

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Condensed Consolidating Statement of Cash Flows

For the 13 Weeks Ended April 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(150)	$91	$—	$(59)

Proceeds from sales of property and investments	—	274	172	—	446
Net increase in investments and restricted cash	—	—	1	—	1
Purchases of property and equipment	—	(64)	(16)	—	(80)
Net investing with Affiliates	—	—	(12)	12	—

Net cash provided by investing activities	—	210	145	12	367

Proceeds from debt issuances	—	—	1	—	1
Repayments of long-term debt	—	(106)	(105)	—	(211)
Increase in short-term borrowings, primarily 90 days or less	—	(72)	—	—	(72)
Purchase of Sears Canada shares	—	—	(3)	—	(3)
Net borrowing with Affiliates	—	167	(155)	(12)	—

Net cash used in financing activities	—	(11)	(262)	(12)	(285)

Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	49	(19)	—	30
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	336	411	—	747

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$385	$392	$—	$777

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Condensed Consolidating Statement of Cash Flows

For the 13 Weeks Ended April 30, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities – continuing operations	$—	$(322)	$49	$—	$(273)
Net cash provided by operating activities –discontinued operations	—	—	6	—	6

Net cash provided by (used in) operating activities	—	(322)	55	—	(267)

Proceeds from sales of property and investments	—	2	—	—	2
Net decrease in investments and restricted cash	—	—	(11)	—	(11)
Purchases of property and equipment	—	(88)	(19)	—	(107)
Net investing with Affiliates	—	—	(6)	6	—

Net cash provided by (used in) investing activities – continuing operations	—	(86)	(36)	6	(116)
Net cash used in investing activities – discontinued operations	—	—	(2)	—	(2)

Net cash provided by (used in) investing activities	—	(86)	(38)	6	(118)

Proceeds from debt issuances	—		2	—	2
Repayments of long-term debt	—	(307)	(119)	—	(426)
Increase in short-term borrowings, primarily 90 days or less	—	513	—	—	513
Debt issuance costs	—	(35)	—	—	(35)
Purchase of treasury stock	—	(101)	—	—	(101)
Net borrowing with Affiliates	—	136	(130)	(6)	—

Net cash provided by (used in) financing activities – continuing operations	—	206	(247)	(6)	(47)
Net cash provided by (used in) financing activities – discontinued operations	—	14	(18)	—	(4)

Net cash provided by (used in) financing activities	—	220	(265)	(6)	(51)

Effect of exchange rate changes on cash and cash equivalents			17		17
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(188)	(231)	—	(419)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	140	778	441	—	1,359

CASH AND CASH EQUIVALENTS, END OF PERIOD	$140	$590	$210	$—	$940

NOTE 17 – SUBSEQUENT EVENT

On May 17, 2012, we announced that our board of directors approved plans to pursue a partial spin-off (the “spin-off”) of its interest in Sears Canada Inc. (“Sears Canada” or “SCC”) (TSX: SCC). Holdings, which currently owns approximately 95% of the issued and outstanding common shares of Sears Canada, expects to distribute common shares of Sears Canada held by Holdings on a pro rata basis to holders of Holdings’ common stock such that following the spin-off, Holdings will retain approximately 51% of the issued and outstanding common shares of Sears Canada. Subsequent to the spin-off, Holdings may sell, hold or distribute to holders of Holdings’ common stock any portion of its remaining interest in Sears Canada.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 28, 2012.

OVERVIEW OF HOLDINGS

Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are a broadline retailer with 2,121 full-line and 1,302 specialty retail stores in the United States, operating through Kmart and Sears, and 493 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 95%-owned subsidiary. We conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended January 28, 2012.

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended
millions, except per share data	April 28, 2012	April 30, 2011
REVENUES
Merchandise sales and services	$9,270	$9,540

COSTS AND EXPENSES
Cost of sales, buying and occupancy	6,703	6,996
Selling and administrative	2,445	2,507
Depreciation and amortization	202	211
Gain on sales of assets	(395)	(2)

Total costs and expenses	8,955	9,712

Operating income (loss)	315	(172)
Interest expense	(66)	(75)
Interest and investment income	12	13
Other loss	—	(11)

Income (loss) from continuing operations before income taxes	261	(245)
Income tax (expense) benefit	(67)	76

Income (loss) from continuing operations	194	(169)
Loss from discontinued operations, net of tax	—	(5)

Net income (loss)	194	(174)
Income (loss) attributable to noncontrolling interests	(5)	4

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$189	$(170)

Amounts attributable to Holdings’ shareholders:
Income (loss) from continuing operations, net of tax	$189	$(165)
Loss from discontinued operations, net of tax	—	(5)

Net income (loss)	$189	$(170)

INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic and diluted income (loss) per share from continuing operations	$1.78	$(1.53)
Basic and diluted income (loss) per share from discontinued operations	—	(0.05)

	$1.78	$(1.58)

Diluted weighted average common shares outstanding	106.1	107.8

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. In addition, comparable store sales amounts include online sales from sears.com and kmart.com shipped directly to customers.

Net Income (Loss) from Continuing Operations Attributable to Holdings’ Shareholders, Adjusted EBITDA and Adjusted Income (Loss) per Share

We recorded net income from continuing operations attributable to Holdings’ shareholders for the first quarter of 2012 of $189 million, or $1.78 per diluted share, and a net loss from continuing operations attributable to Holdings’ shareholders for the first quarter of 2011 of $165 million, or $1.53 loss per diluted share.

In addition to our net income (loss) from continuing operations determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) measurement as well as Adjusted Earnings per Share (“Adjusted EPS”).

Adjusted EBITDA is computed as net income (loss) attributable to Sears Holdings Corporation appearing on the Condensed Consolidated Statements of Operations excluding income (loss) attributable to noncontrolling interest, loss from discontinued operations, net of tax, income tax (expense) benefit, interest and investment income, other loss, interest expense, gain on sales of assets and depreciation and amortization. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Adjusted EBITDA was determined as follows:

	13 Weeks Ended
millions	April 28, 2012	April 30, 2011
Net income (loss) attributable to SHC per statement of operations	$189	$(170)
(Income) loss attributable to noncontrolling interests	5	(4)
Loss from discontinued operations, net of tax	—	5
Income tax expense (benefit)	67	(76)
Interest expense	66	75
Interest and investment income	(12)	(13)
Other loss	—	11

Operating income (loss)	315	(172)
Depreciation and amortization	202	211
Gain on sales of assets	(395)	(2)

Before excluded items	122	37
Closed store reserve and severance	34	2
Domestic pension expense	41	19

Adjusted EBITDA as defined	$197	$58

% to revenues	2.1%	0.6%

Adjusted EBITDA for our segments are as follows:

	13 Weeks Ended
	Adjusted EBITDA		% To Revenues
millions	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Kmart	$101	$57	3.0%	1.6%
Sears Domestic	108	16	2.2%	0.3%
Sears Canada	(12)	(15)	(1.3)%	(1.5)%

Total Adjusted EBITDA	$197	$58	2.1%	0.6%

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

The following tables set forth results of operations on a GAAP and “As Adjusted” basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the first quarter of 2012 and 2011.

	13 Weeks Ended April 28, 2012
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Gain on Sales of Assets	Mark-to-Market Gains	Tax Matters	As Adjusted
Selling and administrative impact	$2,445	$(41)	$(34)	$—	$—	$—	$2,370
Gain on sales of assets impact	(395)	—	—	386	—	—	(9)
Operating income impact	315	41	34	(386)	—	—	4
Other loss impact	—	—	—	—	1	—	1
Income tax expense impact	(67)	(15)	(13)	145	—	(37)	13
(Income) loss attributable to noncontrolling interest impact	(5)	—	—	8	—	—	3
After tax and noncontrolling interest impact	189	26	21	(233)	1	(37)	(33)
Diluted loss per share impact	$1.78	$0.25	$0.20	$(2.20)	$0.01	$(0.35)	$(0.31)

	13 Weeks Ended April 30, 2011
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to-Market Losses	Discontinued Operations	As Adjusted
Cost of sales, buying and occupancy impact	$6,996	$—	$(1)	$—	$—	$6,995
Selling and administrative impact	2,507	(19)	(1)	—	—	2,487
Operating loss impact	(172)	19	2	—	—	(151)
Other loss impact	(11)	—	—	12	—	1
Income tax benefit impact	76	(6)	(1)	(4)	—	65
Loss from discontinued operations, net of tax, impact	(5)	—			5	—
Loss attributable to noncontrolling interest impact	4	—	—	(1)	—	3
After tax and noncontrolling interest impact	(170)	13	1	7	5	(144)
Diluted loss per share impact	$(1.58)	$0.12	$0.01	$0.06	$0.05	$(1.34)

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

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

13-week period ended April 28, 2012 compared to the 13-week period ended April 30, 2011

Revenues and Comparable Store Sales

Revenues decreased $270 million to $9.3 billion for the quarter ended April 28, 2012, as compared to revenues of $9.5 billion for the quarter ended April 30, 2011. The decline in revenue was primarily due to the effect of having fewer Kmart and Sears Full-line stores in operation, lower domestic comparable store sales for the quarter and a decline in Sears Canada’s comparable store sales. First quarter 2012 revenues included a decrease of $21 million due to changes in foreign currency exchange rates.

Domestic comparable store sales declined 1.3%, comprised of declines of 1.0% at Sears Domestic and 1.6% at Kmart. While Sears Domestic experienced an overall decrease in comparable store sales, Sears did achieve double-digit increases in its apparel and footwear categories. These increases were offset by declines in the appliances and consumer electronics categories. Kmart’s comparable store sales decline reflects increases in the apparel and footwear categories, offset by declines in consumer electronics. Sears Canada’s comparable store sales decreased 6.3% for the quarter primarily due to sales decreases in electronics, home décor, hardware and apparel, partially offset by increases in major appliances and mattresses.

Gross Margin

For the quarter, our gross margin increased $23 million to $2.6 billion in 2012. The increase was driven by improvements in margin rate, partially offset by the decline in overall sales and included a decrease of $6 million related to the impact of foreign currency exchange rates on gross margin at Sears Canada. Gross margin for 2011 included charges of $1 million related to store closures.

Kmart’s gross margin rate improved 60 basis points for the first quarter mainly due to the increase in sales in the higher margin apparel business, as well as the margin improvement in the toys and sporting goods categories driven by less markdown activity. Sears Domestic’s gross margin rate increased 140 basis points for the quarter primarily due to improved margins in the apparel, home appliances and footwear categories, which were partially offset by a decline in home services. Sales generated in the closing stores contributed to the improved margins. Sears Canada’s gross margin rate improved 60 basis points for the first quarter primarily as a result of the actions taken in 2011 to clear inventory and improve inventory productivity.

Selling and Administrative Expenses

Domestic selling and administrative expenses decreased $37 million in the first quarter of 2012 compared to the first quarter of 2011 predominately due to decreases in payroll and advertising expenses. Selling and administrative expenses included expenses related to domestic pension plans, store closings and severance of $75 million and $20 million for 2012 and 2011, respectively. Selling and administrative expenses at Sears Canada for the quarter decreased $25 million from last year, and included a decrease of $7 million related to the impact of foreign currency exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $18 million, primarily due to decreases in outsourcing, advertising and payroll expenses.

Our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 26.4% for the first quarter of 2012, as compared to 26.3% for the first quarter of 2011, and increased primarily as a result of the above noted decline in revenues.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Gain on Sales of Assets

We recorded total gains on sales of assets for the quarter of $395 million in 2012 and $2 million in 2011. The gains recorded during the first quarter of 2012 included a gain of $223 million recognized on the sale of eleven (6 owned and 5 leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds, and a gain of $163 million recognized on the surrender and early termination of the leases on three properties operated by Sears Canada, under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $170 million Canadian in cash proceeds. In connection with these transactions, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in periods ranging from 6 to 23 months from the date of closing.

Operating Income (Loss)

We reported operating income for the quarter of $315 million in 2012 compared to operating loss of $172 million in 2011. Operating income for the first quarter of 2012 included expenses related to domestic pension plans, store closings and severance, as well as gains on sales of assets, which aggregated to operating income of $311 million. Operating loss for the first quarter of 2011 included expenses of $21 million related to domestic pension plans, store closings and severance. Operating income for the first quarter of 2012 benefited from the above noted increase in gross margin and decrease in selling and administrative expenses.

Interest Expense

We incurred $66 million and $75 million in interest expense during the first quarter of 2012 and 2011, respectively. The decrease is due to lower average outstanding borrowings.

Other Loss

Other loss is primarily comprised of mark-to-market and settlement gains and losses on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net settlement gains of $1 million were recorded on these transactions in the first quarter of 2012, while total net mark-to-market and settlement losses of $12 million were recorded on these transactions in the first quarter 2011.

Income Tax Expense/Benefit

Our effective tax rate for the first quarter was an expense of 25.7% in 2012 and a benefit of 31.0% in 2011. The current year tax rate was impacted by the establishment of a valuation allowance in 2011 against certain deferred income tax assets and the utilization of part of our net operating loss deferred tax asset in 2012.

SEGMENT OPERATIONS

The following discussion of our business segment results is organized into three reportable segments: Kmart, Sears Domestic and Sears Canada.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Kmart

Kmart results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	April 28, 2012	April 30, 2011
Merchandise sales and services	$3,415	$3,479

Cost of sales, buying and occupancy	2,565	2,634
Gross margin dollars	850	845
Gross margin rate	24.9%	24.3%
Selling and administrative	752	789
Selling and administrative expense as a percentage of total revenues	22.0%	22.7%
Depreciation and amortization	33	37
Gain on sales of assets	5	(2)

Total costs and expenses	3,345	3,458

Operating income	$70	$21

Adjusted EBITDA	$101	$57
Total Kmart stores	1,290	1,305

13-week period ended April 28, 2012 compared to the 13-week period ended April 30, 2011

Revenues and Comparable Store Sales

For the quarter, Kmart’s revenues decreased by $64 million, while comparable store sales decreased 1.6%. The decline in revenue was also due to the impact of Kmart having fewer stores in operation during the first quarter of 2012. The decrease in comparable store sales reflects increases in the apparel and footwear categories, offset by declines in consumer electronics.

Gross Margin

For the quarter, Kmart generated $850 million in gross margin in 2012 and $845 million in 2011. The increase in Kmart’s gross margin is due to the increase in sales in the higher margin apparel business, as well as the margin improvement in the toys and sporting goods categories driven by less markdown activity. Sales generated in the closing stores contributed to the improved margins. Kmart’s gross margin rate for the quarter was 24.9% in 2012 and 24.3% in 2011.

Selling and Administrative Expenses

For the quarter, Kmart’s selling and administrative expenses decreased $37 million as compared to the first quarter in 2011. The decrease primarily reflects decreases in payroll expenses. Selling and administrative expenses for the first quarter of 2012 and 2011 were impacted by expenses of $3 million and $1 million, respectively, related to store closings and severance.

Kmart’s selling and administrative expense rate for the quarter was 22.0% in 2012 and 22.7% in 2011.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Operating Income

For the quarter, Kmart recorded operating income of $70 million in 2012 and $21 million in 2011. The increase in Kmart’s operating income was primarily the result of the above noted decrease in selling and administrative expenses, as well as the increase in gross margin.

Sears Domestic

Sears Domestic results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	April 28, 2012	April 30, 2011
Merchandise sales and services	$4,938	$5,047

Cost of sales, buying and occupancy	3,487	3,636
Gross margin dollars	1,451	1,411
Gross margin rate	29.4%	28.0%
Selling and administrative	1,415	1,415
Selling and administrative expense as a percentage of total revenues	28.7%	28.0%
Depreciation and amortization	143	149
Gain on sales of assets	(228)	—

Total costs and expenses	4,817	5,200

Operating income (loss)	$121	$(153)

Adjusted EBITDA	$108	$16
Number of:
Full-line stores[1]	831	885
Specialty stores	1,302	1,269

Total Domestic Sears Stores	2,133	2,154

[1]	The period ended April 28, 2012 included 809 Full-line stores and 22 Sears Essentials/Grand stores; The period ended April 30, 2011 included 838 Full-line stores and 47 Sears Essentials/Grand stores

13-week period ended April 28, 2012 compared to the 13-week period ended April 30, 2011

Revenues and Comparable Store Sales

For the quarter, Sears Domestic’s revenues decreased by $109 million, while comparable store sales decreased 1.0%. The decline in revenue is mainly due to the impact of having fewer Sears Full-line stores in operation, as well as the decline in comparable store sales. The decrease in comparable store sales reflects a double-digit increase in the apparel and footwear categories, which were offset by declines in the appliances and consumer electronics categories.

Gross Margin

For the quarter, Sears Domestic generated gross margin dollars of $1.5 billion in 2012 and $1.4 billion in 2011. Sears Domestic’s gross margin rate during the first quarter was 29.4% in 2012 and 28.0% in 2011. The increase of 140 basis points was primarily due to improved margins in the apparel, home appliances and footwear categories, which were partially offset by a decline in home services. Sales generated in the closing stores contributed to the improved margins. Gross margin for 2011 included charges of $1 million related to store closures.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Selling and Administrative Expenses

For the quarter, Sears Domestic’s selling and administrative expenses were flat to last year. Selling and administrative expenses for the first quarter of 2012 were impacted by expenses of $72 million related to domestic pension plans and store closings and severance. Selling and administrative expenses for the first quarter of 2011 were impacted by domestic pension plan expense of $19 million. The increases in pension and store closing expenses were offset by decreases in advertising expenses.

Sears Domestic’s selling and administrative expense rate for the quarter was 28.7% in 2012 and 28.0% in 2011, and increased primarily due to the above noted declines in sales.

Gain on Sales of Assets

Sears Domestic recorded a total gain on sales of assets for the quarter of $228 million in 2012 that included a gain of $223 million recognized on the sale of eleven (6 owned and 5 leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds which was completed during the first quarter of 2012. In connection with this transaction, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in periods ranging from 11 to 23 months from the date of closing.

Operating Income (Loss)

For the quarter, Sears Domestic reported operating income of $121 million in 2012 compared to operating loss of $153 million in 2011. Sears Domestic’s operating income increased primarily as a result of higher gross margin dollars, driven by an increase in gross margin rate. Sears Domestic’s operating income for the first quarter of 2012 included expenses of $72 million related to domestic pension plans and store closings and severance, as well as a $223 million gain on sales of assets as described above. Sears Domestic’s operating income for the first quarter of 2011 included expenses related to domestic pension plans of $19 million.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Sears Canada

Sears Canada, a consolidated, 95%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. Sears Canada results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	April 28, 2012	April 30, 2011
Merchandise sales and services	$917	$1,014

Cost of sales, buying and occupancy	651	726
Gross margin dollars	266	288
Gross margin rate	29.0%	28.4%
Selling and administrative	278	303
Selling and administrative expense as a percentage of total revenues	30.3%	29.9%
Depreciation and amortization	26	25
Gain on sales of assets	(162)	—

Total costs and expenses	793	1,054

Operating income (loss)	$124	$(40)

Adjusted EBITDA	$(12)	$(15)
Number of:
Full-line stores	122	122
Specialty stores	371	365

Total Sears Canada Stores	493	487

13-week period ended April 28, 2012 compared to the 13-week period ended April 30, 2011

Revenues and Comparable Store Sales

Sears Canada’s revenues decreased 9.6% for the first quarter of 2012, as compared to the same period last year. The decrease in total revenues of $97 million includes a $21 million decrease due to the impact of exchange rates during the quarter. On a Canadian dollar basis, revenues decreased by $76 million, due to a 6.3% decrease in comparable store sales primarily attributable to sales decreases in electronics, home décor, hardware and apparel, partially offset by increases in major appliances and mattresses.

Gross Margin

Total gross margin dollars for the first quarter decreased $22 million in 2012 and included a $6 million decrease due to the impact of exchange rates. Gross margin decreased $16 million on a Canadian dollar basis. For the quarter, Sears Canada’s gross margin rate increased 60 basis points to 29.0%, from 28.4% in 2011, primarily as a result of the actions taken in 2011 to clear inventory and improve inventory productivity.

Selling and Administrative Expenses

For the first quarter of 2012, Sears Canada’s selling and administrative expenses decreased $25 million, and included a decrease of $7 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $18 million primarily due to decreases in outsourcing, advertising and payroll expenses.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Sears Canada’s selling and administrative expense rate for the quarter was 30.3% in 2012 and 29.9% in 2011, and increased primarily due to the above noted decline in revenues.

Gain on Sales of Assets

Sears Canada recorded a total net gain on sales of assets for the quarter of $162 million in 2012 which included a gain of $163 million recognized on the surrender and early termination of the leases on three properties under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $170 million Canadian in cash proceeds. In connection with this transaction, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in 6 months from the date of closing.

Operating Income (Loss)

Sears Canada recorded operating income of $124 million in 2012 and operating loss of $40 million in 2011. Operating income for the first quarter of 2012 included a $163 million gain on sales of assets as described above.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash Balances

Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of April 28, 2012, April 30, 2011 and January 28, 2012 are detailed in the following table.

millions	April 28, 2012	April 30, 2011	January 28, 2012
Domestic
Cash and equivalents	$193	$236	$182
Cash posted as collateral	20	324	20
Credit card deposits in transit	202	198	155

Total domestic cash and cash equivalents	415	758	357
Sears Canada	362	182	390

Total cash and cash equivalents	777	940	747
Restricted cash	7	28	7

Total cash balances	$784	$968	$754

We had total cash balances of $784 million at April 28, 2012, $968 million at April 30, 2011 and $754 million at January 28, 2012. The increase in cash during the first quarter of 2012 was primarily due to $446 million of cash generated from the sale of properties which was partially offset by uses of cash during the quarter which included repayments of long-term debt of $211 million, contributions to our pension and postretirement benefit plans of $86 million, capital expenditures of $80 million and other working capital needs.

At various times, we have posted cash collateral for certain outstanding letters of credit and self-insurance programs. Such cash collateral is classified within cash and cash equivalents given we have the ability to substitute letters of credit at any time for this cash collateral and it is therefore readily available to us. In the second quarter of 2011, we substituted cash collateral with letters of credit, thus reducing the balance.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

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

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $85 million, $100 million and $68 million as of April 28, 2012, April 30, 2011 and January 28, 2012, respectively.

Operating Activities

During the first quarter of 2012, Holdings used $59 million of cash in its continuing operations compared to $273 million used in first quarter of 2011. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used less cash in operations in the first quarter of 2012 compared to the first quarter last year primarily due to a decrease in other working capital needs in 2012.

Merchandise inventories were $8.8 billion at April 28, 2012 and $9.7 billion at April 30, 2011. Merchandise payables were $3.3 billion at April 28, 2012 and $3.8 billion as of April 30, 2011. Our Domestic inventory balances decreased approximately $759 million from $8.7 billion at April 30, 2011 to $8.0 billion at April 28, 2012 driven by both improved productivity and store closures. Sears Domestic inventory decreased in all categories with the most notable decreases in the home appliances, consumer electronics and footwear categories. Kmart inventory decreased in virtually all categories with the most notable decreases in consumer electronics, sporting goods and toys. Sears Canada’s inventory levels decreased approximately $122 million from April 30, 2011 to $837 million at April 28, 2012 primarily as a result of the actions taken in 2011 to clear inventory and improve inventory productivity

Investing Activities

For the first quarter of 2012, we generated net cash flows from investing activities from continuing operations of $367 million compared to net cash flows used in investing activities from continuing operations of $116 million during the first quarter of 2011. For the first quarter of 2012, net cash flows generated from investing activities included cash proceeds from the sales of properties of $446 million, which was partially offset by cash used for capital expenditures of $80 million. For the first quarter of 2011, net cash flows used in investing activities from continuing operations included capital expenditures of $107 million and $11 million used as a result of changes in restricted cash requirements at Sears Canada.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Financing Activities

During the 13-week period ended April 28, 2012, we did not repurchase any of our common shares under our share repurchase program. During the 13-week period ended April 30, 2011, we repurchased 1.2 million of our common shares at a total cost of $101 million under our common share repurchase program. The common share repurchase program was initially announced in 2005 and had a total authorization since inception of the program of $6.5 billion. At April 28, 2012, we had $504 million of remaining authorization under the program. The common share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

During the first quarter of 2012, long-term and short-term borrowings decreased by $283 million in total. During the first quarter of 2011, short-term borrowings increased $513 million offset by long-term debt repayments of $426 million.

Liquidity

Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment, pension plan contributions and common share repurchases. We consider ourselves to be an asset-rich enterprise with substantial liquidity and financial flexibility benefiting from multiple funding resources such as our $3.275 billion domestic revolving credit facility through April 2016, an $800 million credit Canadian revolver through September 2015 and $1.24 billion of senior secured notes due in 2018. Further, there is approximately $400 million of remaining Sears, Roebuck and Co. debt from the merger. These funding resources are described in more detail below. As of April 28, 2012, we had $3.4 billion of liquidity with cash balances of $754 million and approximately $2.6 billion of capacity on the domestic and Canadian revolving credit facilities.

The revolver and senior secured notes are firmly in place for the next several years and are supported by an asset base which includes $8.0 billion of inventory, owned and leased real estate assets, market leading proprietary brands such as Kenmore, Craftsman and DieHard, and successful stand-alone businesses such as Lands’ End and Sears Canada. This asset base provides us flexibility as we continue to transform our business.

We took several actions in the first quarter of 2012 to build the strength of our liquidity position. First, we completed the previously announced sale of U.S. and Canadian stores and leasehold interests which generated cash proceeds of approximately $440 million. In addition, we progressed with our plans to separate Sears Hometown and Outlet businesses through a transfer to electing shareholders by filing a registration statement on Form S-1with the Securities and Exchange Commission. The transaction is still expected to close in the third quarter of 2012 and generate in the range of $400 million to $500 million in cash proceeds.

Inventory productivity continues to be a primary focus in 2012 as we currently plan to reduce our peak inventory in 2012 by approximately $600 million. Our focus on enhancing financial and operational disciplines is also expected to yield annual cost reductions of approximately $200 million in 2012. These initiatives coupled with the transactions unlocking value in our assets that were mentioned above are expected to generate between $1.6 billion and $1.7 billion in capital in 2012.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Our outstanding borrowings as of April 28, 2012, April 30, 2011 and January 29, 2012 were as follows:

millions	April 28, 2012	April 30, 2011	January 28, 2012
Short-term borrowings:
Unsecured commercial paper	$302	$372	$337
Secured borrowings	801	501	838
Long-term debt, including current portion:
Notes and debentures outstanding	1,669	1,898	1,863
Capitalized lease obligations	457	526	455

Total borrowings	$3,229	$3,297	$3,493

Domestic Credit Agreement

During the first quarter of 2011, we entered into a $3.275 billion credit agreement (the “Domestic Credit Agreement”) which expires in April 2016. We view this credit facility as our most cost efficient funding mechanism and therefore use it as a primary source of funding.

Advances under the Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate (“LIBOR”) or a base rate, in either case plus an applicable margin. The Domestic Credit Agreement’s interest rates for LIBOR-based borrowings vary based on leverage in the range of LIBOR plus 2.0% to 2.5%. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%. Commitment fees are in a range of 0.375% to 0.625% based on usage.

The Domestic Credit Agreement includes a $1.5 billion letter of credit sub-limit and an uncommitted accordion feature that provides us the flexibility, subject to certain terms and conditions, to use the existing collateral under the credit facility to obtain an aggregate amount of up to $1.0 billion in additional borrowing capacity if we so choose. The Domestic Credit Agreement permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion second lien notes were outstanding at April 28, 2012, providing the Company the capacity to issue up to an additional $760 million in second lien indebtedness. The Domestic Credit Agreement is in place as a funding source for general corporate purposes and is an asset based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Domestic Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability.

The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. Based on availability, none of these requirements were in effect at April 28, 2012.

At April 28, 2012, we had $801 million of borrowings and $694 million of letters of credit outstanding under the Domestic Credit Agreement. As a result, our availability under the agreement was $1.8 billion at April 28, 2012. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Senior Secured Notes

In October 2010, we sold $1 billion aggregate principal amount of senior secured notes (the “Notes”), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company’s domestic pension plan in a private placement. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the “Collateral”). The lien that secures the Notes is junior in priority to the lien on such assets that secures obligations under the Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Notes at a premium based on the “Treasury Rate” as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.

Sears Canada Credit Agreement

In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on substantially all of Sears Canada’s non-real estate assets. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At April 28, 2012, we had no borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $592 million ($581 million Canadian) at April 28, 2012.

Letters of Credit Facility

On January 20, 2011, we and certain of our subsidiaries entered into a letter of credit facility (the “LC Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which Wells Fargo may, on a discretionary basis and with no commitment, agree to issue standby letters of credit upon our request in an aggregate amount not to exceed $500 million for general corporate purposes. Any letters of credit issued under the LC Facility are secured by a first priority lien on cash placed on deposit at Wells Fargo pursuant to a pledge and security agreement in an amount equal to 103% of the face value of all issued and outstanding letters of credit. The LC Facility has a term ending on January 20, 2014, unless terminated sooner pursuant to its terms. Wells Fargo may, in its sole discretion, terminate the LC Facility at any time. At April 28, 2012, no letters of credit were outstanding under the facility. We may replace any letters of credit issued under our LC Facility with letters of credit issued under the Domestic Credit Agreement and as such, any cash collateral is considered unrestricted cash.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

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

Unsecured Commercial Paper

We borrow through the commercial paper markets. At April 28, 2012, we had outstanding commercial paper borrowings of $302 million, of which $225 million was held by ESL Investments, Inc. (together with its affiliated funds, “ESL”), including $123 million held by Edward S. Lampert. See Note 14 for further discussion of these borrowings.

Debt Ratings

Our corporate family debt ratings at April 28, 2012 appear in the table below:

Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
B3	CCC+	CCC

Domestic Pension Plan Funding

In our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, we disclosed that we expected our contributions to our domestic pension plans to be approximately $310 million in 2012 and $740 million in 2013, though the ultimate amount of pension contributions could be affected by changes in the applicable regulations as well as financial market and investment performance.

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

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: changes in our accounting and other assumptions with respect to the value of Sears Hometown and Outlet Stores, Inc. (“SHO”); the actual valuation of SHO by our shareholders and other third parties; the financial profile of Holdings after giving effect to the separation; the extent to which our largest shareholder actually exercises its rights to purchase shares of SHO; the extent to which we are able to complete the separation of SHO and the partial spin-off of our interest in Sears Canada on terms that are favorable to us, on the intended timetable or at all; our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail and related services industries; worldwide economic conditions and business uncertainty, including the availability of consumer and commercial credit, changes in consumer confidence and spending, the impact of rising fuel prices, and changes in vendor relationships, including the impact of increases in the cost of raw materials experienced by certain of our vendors; vendors’ lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; we do not have commitments from lenders for incremental financings under the accordion feature of our domestic credit agreement and additional second lien financings; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our dependence on sources outside the United States for significant amounts of our merchandise; our extensive reliance on computer systems to process transactions, summarize results and manage our business, which may be subject to disruptions or security breaches; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including product liability claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing and amount of required pension plan funding.

Certain of these and other factors are discussed in more detail in our filings with the Securities and Exchange Commission and the Annual Report on Form 10-K of Sears Holdings Corporation for the fiscal year ended January 28, 2012, which may be accessed through the Commission’s website at www.sec.gov.

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

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. All debt securities and interest-rate derivative instruments are considered non-trading. At April 28, 2012, 34% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at April 28, 2012, which totaled approximately $1.1 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $11 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

SEARS HOLDINGS CORPORATION

13 Weeks Ended April 28, 2012 and April 30, 2011

Foreign Currency Risk

At April 28, 2012, we had a foreign currency forward contract outstanding, totaling $629 million Canadian notional value and with a weighted average remaining life of 0.1 years, designed to hedge our net investment in Sears Canada against adverse changes in exchange rates. The fair value of the forward contract at April 28, 2012 was $(3) million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar at April 28, 2012, with all other variables held constant, would have resulted in a fair value of this contract of approximately $(9) million at April 28, 2012, a decrease of $6 million. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had $1 million of cash collateral posted under our contract at April 28, 2012.

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

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 103 of SEC Regulation S-K requires that we disclose legal proceedings to which the Company and a governmental authority is a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Disclosure also is required as to any such proceedings known by us to be contemplated by governmental authorities. In that connection, we note that we are a party to administrative actions brought by the California Air Resources Board (“CARB”) that allege that Sears offered for sale certain mini bikes and stand-up scooters that were not certified by CARB. The parties are currently negotiating toward a resolution of this matter.

See Part I, Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements” and Note 12 – “Legal Proceedings” for additional information regarding legal proceedings, which information is incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock we acquired during the first quarter of 2012. During the 13 weeks ended April 28, 2012, we did not repurchase any shares of our common stock under or common share repurchase program. At April 28, 2012, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 29, 2012 to February 25, 2012	12,984	$68.31	—	$—
February 26, 2012 to March 31, 2012	738	75.96	—	—
April 1, 2012 to April 28, 2012	3,658	62.76	—	—

Total	17,380	$67.47	—	$—	$503,907,832

(1)	Consists entirely of 17,380 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.

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

SEARS HOLDINGS CORPORATION (Registrant)

May 17, 2012	By	/S/ ROBERT A. RIECKER
Robert A. Riecker
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and duly authorized officer of Registrant)

SEARS HOLDINGS CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated December 2, 2009, filed on December 4, 2009 (File No. 000-51217)).

*10.1	Sears Holdings Corporation Annual Incentive Plan, Amended and Restated Effective March 7, 2012 (“AIP”).

*10.2	2012 Additional Definitions Under AIP.

10.3	Sears Holdings Corporation Umbrella Incentive Program (Amended and Restated Effective March 7, 2012) (incorporated by reference to Appendix A to Registrant’s Proxy Statement dated March 16, 2012 (File No. 000-51217))

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 Weeks Ended April 28, 2012 and April 30, 2011; (ii) the Condensed Consolidated Balance Sheets (Unaudited) as of April 28, 2012, April 30, 2011 and January 28, 2012; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 Weeks Ended April 28, 2012 and April 30, 2011; (iv) the Condensed Consolidated Statements of Equity (Unaudited) for the 13 Weeks Ended April 28, 2012 and April 30, 2011; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1