Form 10-Q
period 2012-07-28
SEARS HOLDINGS CORP
filed 2012-08-16
CIK 1310067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51217

SEARS HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)

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

Yes    ☐            No    ☒

As of August 10, 2012, the registrant had 106,454,889 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
REVENUES
Merchandise sales and services	$9,467	$10,138	$18,737	$19,678

COSTS AND EXPENSES
Cost of sales, buying and occupancy	6,936	7,537	13,639	14,533
Selling and administrative	2,437	2,601	4,882	5,108
Depreciation and amortization	212	220	414	431
Gain on sales of assets	(15)	(29)	(410)	(31)

Total costs and expenses	9,570	10,329	18,525	20,041

Operating income (loss)	(103)	(191)	212	(363)
Interest expense	(65)	(71)	(131)	(146)
Interest and investment income	9	12	21	25
Other income (loss)	1	3	1	(8)

Income (loss) from continuing operations before income taxes	(158)	(247)	103	(492)
Income tax (expense) benefit	25	97	(42)	173

Income (loss) from continuing operations	(133)	(150)	61	(319)
Income from discontinued operations, net of tax	—	6	—	1

Net income (loss)	(133)	(144)	61	(318)
(Income) loss attributable to noncontrolling interests	1	(2)	(4)	2

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(132)	$(146)	$57	$(316)

Amounts attributable to Holdings’ shareholders:
Income (loss) from continuing operations, net of tax	$(132)	$(152)	$57	$(317)
Income from discontinued operations, net of tax	—	6	—	1

Net income (loss)	$(132)	$(146)	$57	$(316)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic:
Continuing operations	$(1.25)	$(1.42)	$0.54	$(2.96)
Discontinued operations	—	0.05	—	0.01

	$(1.25)	$(1.37)	$0.54	$(2.95)

Diluted:
Continuing operations	$(1.25)	$(1.42)	$0.54	$(2.96)
Discontinued operations	—	0.05	—	0.01

	$(1.25)	$(1.37)	$0.54	$(2.95)

Basic weighted average common shares outstanding	105.9	106.8	105.9	107.3
Diluted weighted average common shares outstanding	105.9	106.8	106.1	107.3

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
millions	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income (loss)	$(133)	$(144)	$61	$(318)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	46	53	92	63
Deferred gain (loss) on derivatives, net of tax	3	18	5	(6)
Currency translation adjustments, net of tax	6	(95)	—	(23)

Total other comprehensive income (loss)	55	(24)	97	34

Comprehensive income (loss)	(78)	(168)	158	(284)
Comprehensive (income) loss attributable to noncontrolling interests	1	5	(5)	3

Comprehensive income (loss) attributable to Holdings’ shareholders	$(77)	$(163)	$153	$(281)

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
millions	July 28, 2012	July 30, 2011	January 28, 2012
ASSETS
Current assets
Cash and cash equivalents	$730	$647	$747
Restricted cash	8	21	7
Accounts receivable	569	781	695
Merchandise inventories	8,653	9,262	8,407
Prepaid expenses and other current assets	385	412	388
Current assets of discontinued operations	—	204	—

Total current assets	10,345	11,327	10,244
Property and equipment, net	6,341	6,895	6,577
Goodwill	841	1,392	841
Trade names and other intangible assets	2,907	2,964	2,937
Other assets	749	903	782
Non-current assets of discontinued operations	—	410	—

TOTAL ASSETS	$21,183	$23,891	$21,381

LIABILITIES
Current liabilities
Short-term borrowings	$1,176	$927	$1,175
Current portion of long-term debt and capitalized lease obligations	154	287	230
Merchandise payables	3,088	3,270	2,912
Other current liabilities	2,742	2,756	2,892
Unearned revenues	962	963	964
Other taxes	535	494	523
Short-term deferred tax liabilities	515	139	516
Current liabilities of discontinued operations	—	116	—

Total current liabilities	9,172	8,952	9,212
Long-term debt and capitalized lease obligations	1,970	2,103	2,088
Pension and postretirement benefits	2,582	2,044	2,738
Other long-term liabilities	2,124	2,246	2,186
Long-term deferred tax liabilities	839	—	816
Non-current liabilities of discontinued operations	—	396	—

Total Liabilities	16,687	15,741	17,040

Commitments and contingencies
EQUITY
Total Equity	4,496	8,150	4,341

TOTAL LIABILITIES AND EQUITY	$21,183	$23,891	$21,381

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
millions	July 28, 2012	July 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$61	$(318)
Income from discontinued operations, net of tax	—	(1)

Income (loss) from continuing operations	61	(319)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	414	431
Gain on sales of assets	(410)	(31)
Pension and postretirement plan contributions	(164)	(143)
Settlement of Canadian dollar hedges	6	(23)
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	32	(54)
Merchandise inventories	(248)	(270)
Merchandise payables	178	202
Income and other taxes	14	(257)
Mark-to-market adjustments and settlements on Sears Canada U.S. dollar collar contracts	—	1
Other operating assets	91	106
Other operating liabilities	(46)	(131)

Net cash used in operating activities—continuing operations	(72)	(488)
Net cash provided by operating activities—discontinued operations	—	26

Net cash used in operating activities	(72)	(462)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	456	42
Net decrease in investments and restricted cash	(1)	(5)
Purchases of property and equipment	(161)	(193)

Net cash provided by (used in) investing activities—continuing operations	294	(156)
Net cash used in investing activities—discontinued operations	—	(6)

Net cash provided by (used in) investing activities	294	(162)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	2	3
Repayments of long-term debt	(231)	(441)
Increase in short-term borrowings, primarily 90 days or less	1	567
Debt issuance costs	—	(35)
Purchase of Sears Canada shares	(10)	(22)
Purchase of treasury stock	—	(154)

Net cash used in financing activities—continuing operations	(238)	(82)
Net cash used in financing activities—discontinued operations	—	(20)

Net cash used in financing activities	(238)	(102)

Effect of exchange rate changes on cash and cash equivalents	(1)	14

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17)	(712)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	747	1,359

CASH AND CASH EQUIVALENTS, END OF PERIOD	$730	$647

Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$20	$83
Cash interest paid	100	115
Unpaid liability to acquire equipment and software	50	60

See accompanying notes.

SEARS HOLDINGS CORPORATION

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity Attributable to Holdings’ Shareholders
	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 29, 2011	109	$1	$(5,826)	$10,185	$4,930	$(779)	$103	$8,614
Comprehensive loss
Net loss	—	—	—	—	(316)	—	(2)	(318)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	60	3	63
Deferred loss on derivatives, net of tax	—	—	—	—	—	(6)	—	(6)
Currency translation adjustments, net of tax	—	—	—	—	—	(19)	(4)	(23)

Total Comprehensive Loss								(284)
Stock awards	—	—	4	(2)	—	—	—	2
Purchase of Sears Canada shares	—	—	—	(18)	—	(1)	(10)	(29)
Shares repurchased	(2)	—	(154)	—	—	—	—	(154)
Associate stock purchase	—	—	2	—	—	—	—	2
Other	—	—	—	—	—	—	(1)	(1)

Balance at July 30, 2011	107	$1	$(5,974)	$10,165	$4,614	$(745)	$89	$8,150

Balance at January 28, 2012	106	$1	$(5,981)	$10,005	$1,865	$(1,609)	$60	$4,341
Comprehensive income
Net income	—	—	—	—	57	—	4	61
Pension and postretirement adjustments, net of tax	—	—	—	—	—	91	1	92
Deferred gain on derivatives, net of tax	—	—	—	—	—	5	—	5

Total Comprehensive Income								158
Stock awards	—	—	10	(5)	—	—	—	5
Purchase of Sears Canada shares	—	—	—	(3)	—	(1)	(6)	(10)
Associate stock purchase	—	—	2	—	—	—	—	2

Balance at July 28, 2012	106	$1	$(5,969)	$9,997	$1,922	$(1,514)	$59	$4,496

See accompanying notes.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Sears Holdings Corporation (“Holdings”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings (together with its subsidiaries, “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), on March 24, 2005. We are a broadline retailer with 2,075 full-line and 1,282 specialty retail stores in the United States, operating through Kmart and Sears, and 491 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 96%-owned subsidiary.

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

Depreciation Expense

Depreciation expense included within depreciation and amortization expense reported on the Condensed Consolidated Statements of Operations was $199 million, $388 million, $206 million and $402 million for the 13- and 26- week periods ended July 28, 2012 and July 30, 2011, respectively.

Spin-Off of Orchard Supply Hardware Stores Corporation

On December 30, 2011, we completed the spin-off to our shareholders of all the capital stock of Orchard Supply Hardware Stores Corporation (“Orchard”) that was owned by Holdings immediately prior to the spin-off. Holdings has no significant continuing involvement in the operations of Orchard. Accordingly, the operating results for Orchard are presented as discontinued operations in the accompanying Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Comprehensive Income (Loss) for the 13- and 26- week periods ended July 30, 2011, and the current and non-current assets and liabilities of Orchard are presented separately in the accompanying Condensed Consolidated Balance Sheet at July 30, 2011. In addition, the cash flows from operating, investing and financing activities for Orchard have been separately stated as discontinued operations in the accompanying Condensed Consolidated Statement of Cash Flows for the 26- week period ended July 30, 2011. The Notes to Condensed Consolidated Financial Statements have been restated to exclude the impact of Orchard for all periods presented. Prior to completion of the spin-off, Orchard’s results of operations, financial position and cash flows were presented within the Sears Domestic segment.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – BORROWINGS

Total borrowings were as follows:

millions	July 28, 2012	July 30, 2011	January 28, 2012
Short-term borrowings:
Unsecured commercial paper	$235	$388	$337
Secured borrowings	941	539	838
Long-term debt, including current portion:
Notes and debentures outstanding	1,668	1,897	1,863
Capitalized lease obligations	456	493	455

Total borrowings	$3,300	$3,317	$3,493

The fair value of long-term debt, excluding capitalized lease obligations, was $1.4 billion at July 28, 2012, $1.8 billion at July 30, 2011 and $1.5 billion at January 28, 2012. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 4 to the Condensed Consolidated Financial Statements.

Unsecured Commercial Paper

We borrow through the commercial paper markets. At July 28, 2012, July 30, 2011 and January 28, 2012, we had outstanding commercial paper borrowings of $235 million, $388 million and $337 million, respectively. ESL Investments, Inc. (together with its affiliated funds, “ESL”) held $150 million, $240 million and $250 million, respectively, of our commercial paper at July 28, 2012, July 30, 2011 and January 28, 2012, including $85 million, $120 million and $130 million, respectively, held by Edward S. Lampert. See Note 14 for further discussion of these borrowings.

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

The Domestic Credit Agreement includes a $1.5 billion letter of credit sub-limit and an uncommitted accordion feature that provides us the flexibility, subject to certain terms and conditions, to use the existing collateral under the credit facility to obtain an aggregate amount of up to $1.0 billion in additional borrowing capacity if we so choose. The Domestic Credit Agreement permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion second lien notes were outstanding at July 28, 2012, providing the Company the capacity to

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

issue up to an additional $760 million in second lien indebtedness. The Domestic Credit Agreement is in place as a funding source for general corporate purposes and is an asset based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Domestic Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability.

The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. Based on availability, none of these requirements was in effect at July 28, 2012.

At July 28, 2012, July 30, 2011 and January 28, 2012, we had $941 million, $539 million and $838 million, respectively, of borrowings and $744 million, $550 million and $626 million, respectively, of letters of credit outstanding under the Domestic Credit Agreement. As a result, our availability under the agreement was $1.6 billion, $2.2 billion and $1.8 billion, respectively, at July 28, 2012, July 30, 2011 and January 28, 2012. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

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

Sears Canada Credit Agreement

In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

corporate purposes and is secured by a first lien on substantially all of Sears Canada’s non-real estate assets. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At July 28, 2012 and July 30, 2011, we had no borrowings outstanding under the Sears Canada Facility. At January 28, 2012, we had approximately $101 million ($101 million Canadian) of borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $542 million ($545 million Canadian), $693 million ($662 million Canadian) and $415 million ($415 million Canadian), respectively, at July 28, 2012, July 30, 2011 and January 28, 2012.

Letters of Credit Facility

On January 20, 2011, we and certain of our subsidiaries entered into a letter of credit facility (the “LC Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which Wells Fargo may, on a discretionary basis and with no commitment, agree to issue standby letters of credit upon our request in an aggregate amount not to exceed $500 million for general corporate purposes. Any letters of credit issued under the LC Facility are secured by a first priority lien on cash placed on deposit at Wells Fargo pursuant to a pledge and security agreement in an amount equal to 103% of the face value of all issued and outstanding letters of credit. The LC Facility has a term ending on January 20, 2014, unless terminated sooner pursuant to its terms. Wells Fargo may, in its sole discretion, terminate the LC Facility at any time. At July 28, 2012, no letters of credit were outstanding under the facility. We may replace any letters of credit issued under our LC Facility with letters of credit issued under the Domestic Credit Agreement and as such, any cash collateral is considered unrestricted cash.

Wholly owned Insurance Subsidiary and Intercompany Securities

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

In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears utilizes two securitization structures to issue specific securities in which Sears Re invests its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 125 full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued securities that are secured by the mortgages and collateral assignments of the store leases. Sears Re and two other indirect wholly owned subsidiaries of Holdings own $1.3 billion (par value) of these mortgage-backed securities. Payments to Sears Re on these securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to Sears Re on these asset-backed securities are funded by the royalty payments. The issuers of these mortgage-backed and asset-backed securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. Since the inception of the REMIC and KCD IP, LLC, these mortgage-backed and asset-backed securities have been entirely held by our wholly owned consolidated subsidiaries in support of our insurance activities. At July 28, 2012, July 30, 2011 and January 28, 2012, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.8 billion at July 28, 2012, July 30, 2011 and January 28, 2012.

Trade Creditor Matters

We have ongoing discussions concerning our liquidity and financial position with the vendor community and third parties that offer various credit protection services to our vendors. The topics discussed have included such areas as pricing, payment terms and ongoing business arrangements. As of the date of this report, we have not experienced any significant disruption in our access to merchandise or our operations.

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

Sears Canada Hedges of Merchandise Purchases

Sears Canada had no outstanding foreign currency collar contracts at July 28, 2012 or January 28, 2012. Sears Canada had entered into foreign currency collar contracts with a total notional value of $181 million at July 30, 2011. As discussed previously, these collar contracts are used to hedge Sears Canada’s purchase of inventory under U.S. dollar denominated contracts. We record mark-to-market adjustments based on the total notional value of these outstanding collar contracts at the end of each period. We recorded mark-to-market liabilities related to these foreign currency collar contracts of $10 million at July 30, 2011.

We record the earnings impact of mark-to-market and settlement adjustments for foreign currency collar contracts in other income (loss) at the end of each period. We recorded mark-to-market and settlement gains on these contracts of $8 million and mark-to-market and settlement losses on these contracts of $8 million for the 13- and 26- week periods ended July 30, 2011, respectively.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sears Canada’s above noted foreign currency collar contracts were entered into as a hedge of merchandise purchase contracts denominated in U.S. currency. We also record mark-to-market adjustments for the value of the merchandise purchase contracts (considered embedded derivatives under relevant accounting rules) at the end of each period. We recorded assets of $1 million at July 30, 2011 and $1 million at January 28, 2012 related to the fair value of these embedded derivatives.

We record the earnings impact of mark-to-market and settlement adjustments related to the embedded derivative in the merchandise purchase contracts in other income (loss) at the end of each period. We recorded net mark-to-market gains and settlements of $1 million and $2 million for the 13- and 26- week periods ended July 28, 2012, respectively. We recorded mark-to-market and settlement losses of $3 million and mark-to-market and settlement gains of $1 million for the 13- and 26- week periods ended July 30, 2011, respectively.

We recorded total mark-to-market gains and settlements of $1 million and $2 million in other income (loss) for the 13- and 26- week periods ended July 28, 2012, respectively. At July 30, 2011, we had net derivative mark-to-market liabilities related to the collar contracts and embedded derivatives of $9 million. We recorded total mark-to-market gains and settlements of $5 million and total mark-to-market losses and settlements of $7 million in other income (loss) for the 13- and 26- week periods ended July 30, 2011, respectively. See Note 4 for further information regarding fair value of these collar and merchandise purchase contracts and the respective balance sheet classifications at July 28, 2012, July 30, 2011 and January 28, 2012.

Hedges of Net Investment in Sears Canada

At July 30, 2011 and January 28, 2012, we had foreign currency forward contracts outstanding with a total Canadian notional value of $629 million, and with a weighted-average remaining life of one year at July 30, 2011 and 0.1 years at January 28, 2012. We had no foreign currency forward contracts outstanding at July 28, 2012. These contracts were designated and qualified as hedges of the foreign currency exposure of our net investment in Sears Canada. Accordingly, the aggregate fair value of the forward contracts outstanding of approximately $(9) million and $(6) million at July 30, 2011 and January 28, 2012, respectively, were recorded as liabilities on our Condensed Consolidated Balance Sheets. The decline in fair value of $9 million related to the forward contract outstanding at July 30, 2011, net of tax, was recorded as a component of other comprehensive loss for the 26- week period ended July 30, 2011.

We settled foreign currency forward contracts during 2012 and received net amounts of $23 million and $6 million for the 13- and 26- week periods ended July 28, 2012, respectively, relative to these contract settlements. We settled foreign currency forward contracts during the second quarter of 2011 and paid net amounts of $23 million relative to these contract settlements. As hedge accounting was applied to these contracts, an offsetting amount was recorded as a component of other comprehensive loss.

Our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had no cash collateral posted under these contracts at July 28, 2012, $12 million at July 30, 2011 and $5 million at January 28, 2012.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

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

Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities and domestic cash and cash equivalents are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt is disclosed in Note 2 to the Condensed Consolidated Financial Statements. The following tables provide the fair value measurement amounts for other financial assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value at July 28, 2012, July 30, 2011 and January 28, 2012:

millions	Total Fair Value Amounts at July 28, 2012	Level 1	Level 2	Level 3
Cash equivalents(1)	$274	$274	$—	$—
Restricted cash(2)	8	8	—	—

Total	$282	$282	$—	$—

millions	Total Fair Value Amounts at July 30, 2011	Level 1	Level 2	Level 3
Cash equivalents(1)	$181	$181	$—	$—
Restricted cash(2)	21	21	—	—
Foreign currency derivative assets(3)	1	—	1	—
Foreign currency derivative liabilities(4)	(19)	—	(19)	—

Total	$184	$202	$(18)	$—

millions	Total Fair Value Amounts at January 28, 2012	Level 1	Level 2	Level 3
Cash equivalents(1)	$341	$341	$—	$—
Restricted cash(2)	7	7	—	—
Foreign currency derivative assets(3)	1	—	1	—
Foreign currency derivative liabilities(4)	(6)	—	(6)	—

Total	$343	$348	$(5)	$—

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Included within Cash and cash equivalents in our Condensed Consolidated Balance Sheets.
(2)	Included within Restricted cash in our Condensed Consolidated Balance Sheets.
(3)	Included within Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
(4)	Included within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets.

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

NOTE 5 – SEARS CANADA

Sears Canada Share Repurchases

During the second quarter of 2011, Sears Canada renewed its Normal Course Issuer Bid with the Toronto Stock Exchange that permits it to purchase for cancellation up to 5% of its issued and outstanding common shares, representing approximately 5.3 million common shares. The purchase authorization expired on May 24, 2012. Prior to the expiration, Sears Canada purchased and cancelled approximately 0.7 million common shares for $7 million and approximately 0.9 million common shares for $10 million during the 13- and 26- week periods ended July 28, 2012, respectively.

Sears Holdings Ownership of Sears Canada

At July 28, 2012, July 30, 2011, and January 28, 2012, Sears Holdings was the beneficial holder of approximately 97 million, or 96%, 97 million, or 94%, and 97 million, or 95%, respectively, of the common shares of Sears Canada.

Proposed Partial Spin-Off

In connection with its previously announced spin-off transaction, Sears Canada (TSX: SCC) filed a registration statement on Form 20-F with the Securities and Exchange Commission on May 31, 2012. Holdings expects to distribute common shares of Sears Canada held by Holdings on a pro rata basis to holders of Holdings’ common stock such that following the spin-off, Holdings will retain approximately 51% of the issued and outstanding common shares of Sears Canada. Subsequent to the spin-off, Holdings may sell, hold or distribute to holders of Holdings’ common stock any portion of its remaining interest in Sears Canada. The transaction is expected to be completed in the second half of 2012.

NOTE 6 – STORE CLOSINGS, CONVERSIONS AND REAL ESTATE TRANSACTIONS

In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that we believe can be realized through sub-leasing the leased space. During the second quarter of 2012, we closed 51 stores we previously announced would close and recorded charges of $8 million at Sears Domestic and $8 million at Kmart for the related lease obligations. We did not record any charges related to closed store lease obligations during the second quarter of 2011.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We made the decision to close 36 stores and change the format of 14 stores during the second quarter of 2011. The second quarter 2011 closings included 26 stores within our Sears Domestic segment and 10 stores in our Kmart segment. Also within the Sears Domestic segment were 14 Essentials/Grand stores that were converted to Kmart stores. Store closing costs recorded for the 13- and 26- week periods ended July 28, 2012 and July 30, 2011 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$—	$—	$8	$—	$1	$9
Sears Domestic	—	—	8	—	6	14
Sears Canada	—	2	—	—	—	2

Total costs for the 13-week period ended July 28, 2012	$—	$2	$16	$—	$7	$25

Kmart	$7	$1	$—	$2	$—	$10
Sears Domestic	15	10	—	5	8	38
Sears Canada	—	—	—	—	—	—

Total costs for the 13-week period ended July 30, 2011	$22	$11	$—	$7	$8	$48

Kmart	$—	$—	$11	$—	$1	$12
Sears Domestic	—	—	39	—	6	45
Sears Canada	—	2	—	—	—	2

Total costs for the 26-week period ended July 28, 2012	$—	$2	$50	$—	$7	$59

Kmart	$7	$1	$—	$2	$—	$10
Sears Domestic	16	10	1	5	8	40
Sears Canada	—	—	—	—	—	—

Total costs for the 26-week period ended July 30, 2011	$23	$11	$1	$7	$8	$50

(1)	Recorded within Cost of sales, buying and occupancy on the Condensed Consolidated Statements of Operations.
(2)

Recorded within Selling and administrative on the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)	Recorded within Depreciation and amortization on the Condensed Consolidated Statements of Operations.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Store closing cost accruals of $165 million, $86 million and $159 million at July 28, 2012, July 30, 2011 and January 28, 2012, respectively, were as follows:

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at July 30, 2011	$12	$66	$8	$86
Store closing costs	62	4	39	105
Payments/utilizations	(15)	(6)	(11)	(32)

Balance at January 28, 2012	59	64	36	159
Store closing costs	2	61	—	63
Store closing capital lease obligations	—	9	—	9
Payments/utilizations	(40)	(11)	(15)	(66)

Balance at July 28, 2012	$21	$123	$21	$165

During the first quarter of 2012, we recorded gains on the sales of assets of $386 million in connection with real estate transactions which included a gain of $223 million recognized on the sale of eleven (6 owned and 5 leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds, and a gain of $163 million recognized on the surrender and early termination of the leases on three properties operated by Sears Canada, under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $170 million Canadian in cash proceeds. In connection with these transactions, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in periods ranging from 6 to 23 months from the date of closing.

NOTE 7 – EQUITY

Share Repurchase Program

During the 13- and 26- week periods ended July 28, 2012, we did not repurchase any shares of our common stock under our common share repurchase program. During the 13- and 26- week periods ended July 30, 2011, we repurchased 0.8 million and 2.0 million of our common shares at a total cost of $53 million and $154 million, respectively, under our common share repurchase program. Our repurchases for the 13- and 26- week periods ended July 30, 2011 were made at average prices of $68.69 and $76.65 per share, respectively. At July 28, 2012, we had approximately $504 million of remaining authorization under our common share repurchase program.

The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accumulated Other Comprehensive Loss

The following table displays the components of accumulated other comprehensive loss:

millions	July 28, 2012	July 30, 2011	January 28, 2012
Pension and postretirement adjustments (net of tax of $(489), $(451) and $(492), respectively)	$(1,485)	$(725)	$(1,575)
Cumulative unrealized derivative loss (net of tax of $0, $(3) and $0, respectively)	—	(5)	(5)
Currency translation adjustments (net of tax of $(27), $(34) and $(26), respectively)	(29)	(15)	(29)

Accumulated other comprehensive loss	$(1,514)	$(745)	$(1,609)

Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.

Accumulated other comprehensive loss attributable to noncontrolling interests at July 28, 2012, July 30, 2011, and January 28, 2012 was $7 million, $4 million and $9 million, respectively.

Income Tax Expense Allocated to Each Component of Other Comprehensive Income (Loss)

Income tax expense allocated to each component of other comprehensive income (loss) was as follows:

	13 Weeks Ended July 28, 2012			13 Weeks Ended July 30, 2011
millions	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Other comprehensive income (loss)
Pension and postretirement adjustments	$47	$(1)	$46	$78	$(25)	$53
Deferred gain (loss) on derivatives	3	—	3	29	(11)	18
Currency translation adjustments	5	1	6	(122)	27	(95)

Total other comprehensive income (loss)	$55	$—	$55	$(15)	$(9)	$(24)

	26 Weeks Ended July 28, 2012			26 Weeks Ended July 30, 2011
millions	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Other comprehensive income (loss)
Pension and postretirement adjustments	$95	$(3)	$92	$94	$(31)	$63
Deferred gain (loss) on derivatives	5	—	5	(9)	3	(6)
Currency translation adjustments	(1)	1	—	(50)	27	(23)

Total other comprehensive income (loss)	$99	$(2)	$97	$35	$(1)	$34

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

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

	13 Weeks Ended		26 Weeks Ended
millions	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Components of net periodic expense:
Benefits earned during the period	$—	$2	$—	$4
Interest cost	96	96	192	192
Expected return on plan assets	(93)	(89)	(186)	(178)
Amortization of experience losses	47	17	95	34

Net periodic expense	$50	$26	$101	$52

Contributions

During the 13- and 26- week periods ended July 28, 2012, we made total contributions of $78 million and $164 million, respectively, to our pension and postretirement plans. During the 13- and 26- week periods ended July 30, 2011, we made total contributions of $65 million and $143 million, respectively, to our pension and postretirement plans. We anticipate making aggregate contributions to our domestic and Canadian defined benefit and postretirement plans of approximately $217 million over the remainder of 2012.

NOTE 9 – INCOME TAXES

At July 28, 2012, we had gross unrecognized tax benefits of $161 million. Of this amount, $93 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 26- week period ended July 28, 2012, gross unrecognized tax benefits were decreased by $31 million due to federal, foreign, and state audit activity. We expect that our unrecognized tax benefits could decrease by as much as $31 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At July 28, 2012, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $58 million ($39 million net of federal benefit). The total amount of net interest expense recognized as part of income tax expense in our Condensed Consolidated Statements of Operations was $2 million (net of federal benefit) for the 13- and 26- week periods ended July 28, 2012.

We file income tax returns in the United States, as well as various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) is currently examining Holdings’ 2008 and 2009 federal income tax returns. The IRS has completed its examination of Holdings’ 2006 and 2007 federal income tax returns, and we are currently working with IRS appeals division to resolve certain matters arising from this exam. We have resolved all

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

matters arising from prior IRS exams. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2002 through 2010, and Kmart is under examination by such jurisdictions for the years 2003 through 2010.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	13 Weeks Ended July 28, 2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$1,033	$3,129	$577	$4,739
Apparel and Soft Home	1,024	1,195	406	2,625
Food and Drug	1,297	12	—	1,309
Service and Other	20	726	48	794

Total merchandise sales and services	3,374	5,062	1,031	9,467

Costs and expenses
Cost of sales, buying and occupancy	2,586	3,611	739	6,936
Selling and administrative	763	1,389	285	2,437
Depreciation and amortization	38	149	25	212
Gain on sales of assets	(9)	(5)	(1)	(15)

Total costs and expenses	3,378	5,144	1,048	9,570

Operating loss	$(4)	$(82)	$(17)	$(103)

Total assets	$4,637	$13,736	$2,810	$21,183

Capital expenditures	$35	$26	$20	$81

	13 Weeks Ended July 30, 2011
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$1,125	$3,328	$631	$5,084
Apparel and Soft Home	1,088	1,251	479	2,818
Food and Drug	1,389	9	—	1,398
Service and Other	22	751	65	838

Total merchandise sales and services	3,624	5,339	1,175	10,138

Costs and expenses
Cost of sales, buying and occupancy	2,799	3,917	821	7,537
Selling and administrative	809	1,466	326	2,601
Depreciation and amortization	37	157	26	220
Gain on sales of assets	(5)	(24)	—	(29)

Total costs and expenses	3,640	5,516	1,173	10,329

Operating income (loss)	$(16)	$(177)	$2	$(191)

Total assets	$5,926	$15,099	$2,866	$23,891

Capital expenditures	$24	$43	$19	$86

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	26 Weeks Ended July 28, 2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$2,001	$6,104	$1,071	$9,176
Apparel and Soft Home	2,086	2,452	772	5,310
Food and Drug	2,659	23	—	2,682
Service and Other	43	1,421	105	1,569

Total merchandise sales and services	6,789	10,000	1,948	18,737

Costs and expenses
Cost of sales, buying and occupancy	5,151	7,098	1,390	13,639
Selling and administrative	1,515	2,804	563	4,882
Depreciation and amortization	71	292	51	414
Gain on sales of assets	(14)	(233)	(163)	(410)

Total costs and expenses	6,723	9,961	1,841	18,525

Operating income	$66	$39	$107	$212

Total assets	$4,637	$13,736	$2,810	$21,183

Capital expenditures	$67	$58	$36	$161

	26 Weeks Ended July 30, 2011
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$2,132	$6,479	$1,155	$9,766
Apparel and Soft Home	2,138	2,460	908	5,506
Food and Drug	2,789	17	—	2,806
Service and Other	44	1,430	126	1,600

Total merchandise sales and services	7,103	10,386	2,189	19,678

Costs and expenses
Cost of sales, buying and occupancy	5,433	7,553	1,547	14,533
Selling and administrative	1,598	2,881	629	5,108
Depreciation and amortization	74	306	51	431
Gain on sales of assets	(7)	(24)	—	(31)

Total costs and expenses	7,098	10,716	2,227	20,041

Operating income (loss)	$5	$(330)	$(38)	$(363)

Total assets	$5,926	$15,099	$2,866	$23,891

Capital expenditures	$52	$103	$38	$193

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 11 – SUPPLEMENTAL FINANCIAL INFORMATION

Other long-term liabilities at July 28, 2012, July 30, 2011 and January 28, 2012 consisted of the following:

millions	July 28, 2012	July 30, 2011	January 28, 2012
Unearned revenues	$791	$796	$778
Self-insurance reserves	735	762	743
Other	598	688	665

Total	$2,124	$2,246	$2,186

NOTE 12 – LEGAL PROCEEDINGS

Robert F. Booth Trust, derivatively v. William C. Crowley, et al. – In August 2009, a shareholder derivative lawsuit was filed in United States District Court for the Northern District of Illinois against current and former directors William C. Crowley, Edward S. Lampert, Steven T. Mnuchin, Richard C. Perry, Ann N. Reese, Kevin B. Rollins, Emily Scott and Thomas Tisch, and nominally Sears Holdings Corporation. Plaintiff alleged that by nominating for re-election to the Sears Holdings Corporation board Mr. Crowley and Ms. Reese while they were also members of the boards of AutoNation, Inc. (Crowley), AutoZone, Inc. (Crowley), and Jones Apparel Group, Inc. (Reese), defendants violated Section 8 of the Clayton Act prohibiting “interlocking directorships” and breached their fiduciary duty to the Company. Plaintiff sought injunctive relief and recovery of its costs, including reasonable attorney fees. In April 2010, the parties entered into an Amended Stipulation of Settlement (“Original Settlement”), which the Court preliminarily approved in May 2010. The settlement included certain remedial measures but did not contemplate any monetary payment other than a potential payment of plaintiffs’ attorney fees. On January 27, 2012, the Court denied the parties’ motion for final approval of the settlement. Under the terms of the settlement, the Court’s order restored the parties to their respective positions and rendered the Original Settlement without further force and effect. The parties entered into a Memorandum of Understanding on May 9, 2012 to present for Court approval a second amended stipulation of settlement, the principle terms of which were dismissal of the action with prejudice and a limit on the amount of attorney’s fees we can be obligated to pay. Theodore H. Frank, a purported shareholder of the Company, appealed the Court’s denial of his motion to intervene in opposition to the settlement to the United States Court of Appeals for the Seventh Circuit. On June 13, 2012, after oral argument, the Court of Appeals ordered the federal district court to dismiss the litigation and enter judgment in favor of the director defendants, which occurred on July 13, 2012.

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The update will be effective for us in the first quarter of 2013, but early adoption is permitted. The update may, under certain circumstances, reduce the complexity and costs of testing indefinite-lived intangible assets for impairment, but otherwise is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Testing Goodwill for Impairment

In September 2011, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This update was effective and adopted by the Company in the first quarter of 2012 and did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

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

NOTE 14 – RELATED PARTY DISCLOSURE

Our Board has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL Investments, Inc. (together with its affiliated funds, “ESL”). Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf. ESL beneficially owned approximately 62% of our outstanding common stock at July 28, 2012.

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

During the first half of 2012 and 2011, ESL and its affiliates purchased unsecured commercial paper issued by Sears Roebuck Acceptance Corp. (“SRAC”), an indirect wholly owned subsidiary of Sears Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate, and principal amount outstanding for this commercial paper was 27.4 days, 1.82% and $197 million and 30.2 days, 1.00% and $240 million, respectively, in 2012 and 2011. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2012 was $250 million and the aggregate amount of interest paid by SRAC to ESL during the first half of 2012 was $2 million. ESL held $150 million, $240 million and $250 million, respectively, in principal amount of commercial paper at July 28, 2012, July 30, 2011 and January 28, 2012, which included $85 million, $120 million and $130 million, respectively, held by Mr. Lampert. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.

In 2011, the Audit Committee approved the purchase from third parties from time to time by Mr. Lampert and ESL of the Company’s 6 5/8% Senior Secured Notes due 2018 (the “6 5/8% Notes”) and unsecured notes issued by SRAC and another indirect wholly owned subsidiary of Sears Holdings, Sears DC Corp. (the “Subsidiary Notes”). In 2011, Mr. Lampert and ESL purchased an aggregate of $95 million of principal amount of 6 5/8% Notes and $10 million of principal amount of Subsidiary Notes. At both July 28, 2012 and January 28, 2012, Mr. Lampert and ESL held an aggregate of $95 million of principal amount of 6 5/8% Notes and $4 million and $10 million, respectively, of principal amount of Subsidiary Notes.

On January 26, 2012, ESL entered into an agreement with a financial institution to acquire from the financial institution an undivided participating interest in a certain percentage of its rights and obligations under trade receivable put agreements that were entered into with certain vendors of the Company. These agreements generally provide that, in the event of a bankruptcy filing by the Company, the financial institution will purchase such vendors’ accounts receivable arising from the sale of goods or services to the Company. ESL may from time to time choose to purchase an 80% undivided participating interest in the rights and obligations primarily arising

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

under future trade receivable put agreements that the financial institution enters into with our vendors during the term of its agreement. The Company is neither a party nor will become a party to any of these agreements. At July 28, 2012 and January 28, 2012, ESL held a participation interest totaling $180 million and $93.3 million, respectively, in the financial institution’s agreements relating to the Company.

NOTE 15 – UPDATE ON PROPOSED SEPARATION OF SEARS HOMETOWN AND OUTLET BUSINESSES

In connection with its previously announced rights offering transaction, Sears Hometown and Outlet Stores, Inc. filed a registration statement on Form S-1 with the Securities and Exchange Commission on April 30, 2012. The rights offering transaction will effect the separation of the Sears Hometown and Outlet businesses from Sears Holdings. The rights will be distributed to holders of Sears Holdings’ common stock and entitle holders to purchase shares of common stock of Sears Hometown and Outlet. Sears Holdings expects that the separation of these businesses will raise $446.5 million in gross proceeds for Sears Holdings and provide it with additional liquidity. The transaction is expected to be completed in the third quarter of 2012.

NOTE 16 – GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION

At July 28, 2012, the principal amount outstanding of the Company’s 6 5/8% senior secured notes due 2018 was $1.24 billion. These notes were issued in 2010 by Sears Holdings Corporation (“Parent”). The notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by SRAC (the “guarantor subsidiaries”). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at July 28, 2012, July 30, 2011 and January 28, 2012, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Income for the 13- and 26- week periods ended July 28, 2012 and July 30, 2011, and the Condensed Consolidating Statements of Cash flows for the 26-week periods ended July 28, 2012 and July 30, 2011 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.

The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions including transactions with our wholly-owned non-guarantor insurance subsidiary. The Company has accounted for investments in subsidiaries under the equity method. The guarantor subsidiaries are 100% owned directly or indirectly by the Parent and all guarantees are joint, several and unconditional. Additionally, the notes are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables of the guarantor subsidiaries, and consequently may not be available to satisfy the claims of the Company’s general creditors. Certain investments primarily held by non-guarantor subsidiaries are recorded by the issuers at historical cost and are recorded at fair value by the holder.

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

July 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$359	$371	$—	$730
Intercompany receivables	—	—	25,527	(25,527)	—
Accounts receivable	—	405	164	—	569
Merchandise inventories	—	7,819	834	—	8,653
Prepaid expenses and other current assets	81	620	471	(779)	393

Total current assets	81	9,203	27,367	(26,306)	10,345

Total property and equipment, net	—	4,660	1,681	—	6,341
Goodwill and intangible assets	—	1,155	2,593	—	3,748
Other assets	21	308	2,420	(2,000)	749
Investment in subsidiaries	17,178	25,890	—	(43,068)	—

TOTAL ASSETS	$17,280	$41,216	$34,061	$(71,374)	$21,183

Current liabilities
Short-term borrowings	$—	$1,176	$—	$—	$1,176
Current portion of long-term debt and capitalized lease obligations	—	138	16	—	154
Merchandise payables	—	2,695	393	—	3,088
Intercompany payables	11,942	13,585	—	(25,527)	—
Short-term deferred tax liabilities	5	540	—	(30)	515
Other current liabilities	24	2,752	2,212	(749)	4,239

Total current liabilities	11,971	20,886	2,621	(26,306)	9,172
Long-term debt and capitalized lease obligations	1,237	2,828	104	(2,199)	1,970
Pension and postretirement benefits	—	2,139	443	—	2,582
Long-term deferred tax liabilities	—	—	772	67	839
Other long-term liabilities	—	830	1,525	(231)	2,124

Total Liabilities	13,208	26,683	5,465	(28,669)	16,687

EQUITY
Shareholder’s equity	4,072	14,533	28,596	(42,764)	4,437
Noncontrolling interest	—	—	—	59	59

Total Equity	4,072	14,533	28,596	(42,705)	4,496

TOTAL LIABILITIES AND EQUITY	$17,280	$41,216	$34,061	$(71,374)	$21,183

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

July 30, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$422	$225	$—	$647
Intercompany receivables	—	—	25,236	(25,236)	—
Accounts receivable	116	922	229	(486)	781
Merchandise inventories	—	8,321	941	—	9,262
Prepaid expenses and other current assets	—	262	535	(364)	433
Current assets of discontinued operations	—	—	204	—	204

Total current assets	116	9,927	27,370	(26,086)	11,327

Total property and equipment, net	—	5,609	1,286	—	6,895
Goodwill and intangible assets	—	1,750	2,606	—	4,356
Other assets	18	1,264	2,694	(3,073)	903
Investment in subsidiaries	20,992	25,547	—	(46,539)	—
Non-current assets of discontinued operations	—	—	410	—	410

TOTAL ASSETS	$21,126	$44,097	$34,366	$(75,698)	$23,891

Current liabilities
Short-term borrowings	$—	$927	$—	$—	$927
Current portion of long-term debt and capitalized lease obligations	—	270	17	—	287
Merchandise payables	—	2,774	496	—	3,270
Intercompany payables	11,784	13,452	—	(25,236)	—
Short-term deferred tax liabilities	—	192	—	(53)	139
Other current liabilities	33	2,675	2,302	(797)	4,213
Current liabilities of discontinued operations	—	—	116	—	116

Total current liabilities	11,817	20,290	2,931	(26,086)	8,952
Long-term debt and capitalized lease obligations	1,246	2,857	152	(2,152)	2,103
Pension and postretirement benefits	—	1,694	350	—	2,044
Other long-term liabilities	—	856	2,311	(921)	2,246
Non-current liabilities of discontinued operations	—	—	396	—	396

Total Liabilities	13,063	25,697	6,140	(29,159)	15,741

EQUITY
Shareholder’s equity	8,063	18,400	28,226	(46,628)	8,061
Noncontrolling interest	—	—	—	89	89

Total Equity	8,063	18,400	28,226	(46,539)	8,150

TOTAL LIABILITIES AND EQUITY	$21,126	$44,097	$34,366	$(75,698)	$23,891

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended July 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$8,422	$1,944	$(899)	$9,467

Cost of sales, buying and occupancy	—	6,276	1,103	(443)	6,936
Selling and administrative	1	2,287	605	(456)	2,437
Depreciation and amortization	—	163	49	—	212
Gain on sales of assets	—	(14)	(1)	—	(15)

Total costs and expenses	1	8,712	1,756	(899)	9,570

Operating income (loss)	(1)	(290)	188	—	(103)
Interest expense	(56)	(95)	(27)	113	(65)
Interest and investment income	—	9	113	(113)	9
Other income	—	—	1	—	1

Income (loss) from continuing operations before income taxes	(57)	(376)	275	—	(158)
Income tax (expense) benefit	20	53	(48)	—	25
Equity in earnings in subsidiaries	(96)	144	—	(48)	—

Net income (loss)	(133)	(179)	227	(48)	(133)
Loss attributable to noncontrolling interests	—	—	—	1	1

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(133)	$(179)	$227	$(47)	$(132)

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended July 30, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$8,994	$2,032	$(888)	$10,138

Cost of sales, buying and occupancy	—	6,791	1,171	(425)	7,537
Selling and administrative	—	2,428	636	(463)	2,601
Depreciation and amortization	—	176	44	—	220
Gain on sales of assets	—	(29)	—	—	(29)

Total costs and expenses	—	9,366	1,851	(888)	10,329

Operating income (loss)	—	(372)	181	—	(191)
Interest expense	(54)	(92)	(28)	103	(71)
Interest and investment income	—	9	106	(103)	12
Other income	—	—	3	—	3

Income (loss) from continuing operations before income taxes	(54)	(455)	262	—	(247)
Income tax (expense) benefit	19	127	(49)	—	97
Equity in earnings in subsidiaries	(109)	148	—	(39)	—

Income (loss) from continuing operations	(144)	(180)	213	(39)	(150)
Income from discontinued operations, net of tax	—	—	6	—	6

Net income (loss)	(144)	(180)	219	(39)	(144)
Income attributable to noncontrolling interests	—	—	—	(2)	(2)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(144)	$(180)	$219	$(41)	$(146)

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 26 Weeks Ended July 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$16,732	$3,770	$(1,765)	$18,737

Cost of sales, buying and occupancy	—	12,375	2,133	(869)	13,639
Selling and administrative	1	4,570	1,207	(896)	4,882
Depreciation and amortization	—	316	98	—	414
Gain on sales of assets	—	(247)	(163)	—	(410)

Total costs and expenses	1	17,014	3,275	(1,765)	18,525

Operating income (loss)	(1)	(282)	495	—	212
Interest expense	(112)	(191)	(54)	226	(131)
Interest and investment income	—	20	227	(226)	21
Other income	—	—	1	—	1

Income (loss) from continuing operations before income taxes	(113)	(453)	669	—	103
Income tax (expense) benefit	39	35	(116)	—	(42)
Equity in earnings in subsidiaries	135	388	—	(523)	—

Net income (loss)	61	(30)	553	(523)	61
Income attributable to noncontrolling interests	—	—	—	(4)	(4)

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$61	$(30)	$553	$(527)	$57

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 26 Weeks Ended July 30, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$17,480	$3,969	$(1,771)	$19,678

Cost of sales, buying and occupancy	—	13,116	2,286	(869)	14,533
Selling and administrative	1	4,741	1,268	(902)	5,108
Depreciation and amortization	—	344	87	—	431
Gain on sales of assets	—	(31)	—	—	(31)

Total costs and expenses	1	18,170	3,641	(1,771)	20,041

Operating income (loss)	(1)	(690)	328	—	(363)
Interest expense	(110)	(192)	(56)	212	(146)
Interest and investment income	—	22	215	(212)	25
Other loss	—	—	(8)	—	(8)

Income (loss) from continuing operations before income taxes	(111)	(860)	479	—	(492)
Income tax (expense) benefit	39	222	(88)	—	173
Equity in earnings in subsidiaries	(246)	242	—	4	—

Income (loss) from continuing operations	(318)	(396)	391	4	(319)
Income from discontinued operations, net of tax	—	—	1	—	1

Net income (loss)	(318)	(396)	392	4	(318)
Loss attributable to noncontrolling interests	—	—	—	2	2

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(318)	$(396)	$392	$6	$(316)

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the 13 Weeks Ended July 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(133)	$(179)	$227	$(48)	$(133)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	42	4	—	46
Deferred gain on derivatives, net of tax	3	—	—	—	3
Currency translation adjustments, net of tax	23	—	(17)	—	6
Unrealized net gain (loss), net of tax	—	(269)	(96)	365	—

Total other comprehensive income (loss)	26	(227)	(109)	365	55

Comprehensive income (loss)	(107)	(406)	118	317	(78)
Comprehensive income attributable to noncontrolling interest	—	—	—	1	1

Comprehensive income (loss) attributable to Holdings’ shareholders	$(107)	$(406)	$118	$318	$(77)

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the 13 Weeks Ended July 30, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(144)	$(180)	$219	$(39)	$(144)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	9	44	—	53
Deferred loss on derivatives, net of tax	18	—	—	—	18
Currency translation adjustments, net of tax	(15)	—	(80)	—	(95)

Total other comprehensive income (loss)	3	9	(36)	—	(24)

Comprehensive income (loss)	(141)	(171)	183	(39)	(168)
Comprehensive income attributable to noncontrolling interest	—	—	—	5	5

Comprehensive income (loss) attributable to Holdings’ shareholders	$(141)	$(171)	$183	$(34)	$(163)

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the 26 Weeks Ended July 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$61	$(30)	$553	$(523)	$61
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	83	9	—	92
Deferred gain on derivatives, net of tax	5	—	—	—	5
Currency translation adjustments, net of tax	6	—	(6)	—	—
Unrealized net gain (loss), net of tax	—	(269)	(96)	365	—

Total other comprehensive income (loss)	11	(186)	(93)	365	97

Comprehensive income (loss)	72	(216)	460	(158)	158
Comprehensive loss attributable to noncontrolling interest	—	—	—	(5)	(5)

Comprehensive income (loss) attributable to Holdings’ shareholders	$72	$(216)	$460	$(163)	$153

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the 26 Weeks Ended July 30, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(318)	$(396)	$392	$4	$(318)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	19	44	—	63
Deferred gain on derivatives, net of tax	(6)	—	—	—	(6)
Currency translation adjustments, net of tax	(15)	—	(8)	—	(23)
Unrealized net gain (loss), net of tax	—	1	50	(51)	—

Total other comprehensive income (loss)	(21)	20	86	(51)	34

Comprehensive income (loss)	(339)	(376)	478	(47)	(284)
Comprehensive income attributable to noncontrolling interest	—	—	—	3	3

Comprehensive income (loss) attributable to Holdings’ shareholders	$(339)	$(376)	$478	$(44)	$(281)

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 26 Weeks Ended July 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(450)	$378	$—	$(72)

Proceeds from sales of property and investments	—	284	172	—	456
Net increase in investments and restricted cash	—	—	(1)	—	(1)
Purchases of property and equipment	—	(124)	(37)	—	(161)
Net investing with Affiliates	—	—	(81)	81	—

Net cash provided by investing activities	—	160	53	81	294

Proceeds from debt issuances	—	—	2	—	2
Repayments of long-term debt	—	(120)	(111)	—	(231)
Increase in short-term borrowings, primarily 90 days or less	—	1	—	—	1
Purchase of Sears Canada shares	—	—	(10)	—	(10)
Net borrowing with Affiliates	—	432	(351)	(81)	—

Net cash provided by (used in) financing activities	—	313	(470)	(81)	(238)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	23	(40)	—	(17)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	336	411	—	747

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$359	$371	$—	$730

SEARS HOLDINGS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 26 Weeks Ended July 30, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities – continuing operations	$—	$(896)	$408	$—	$(488)
Net cash provided by operating activities – discontinued operations	—	—	26	—	26

Net cash provided by (used in) operating activities	—	(896)	434	—	(462)

Proceeds from sales of property and investments	—	42	—	—	42
Net increase in investments and restricted cash	—	—	(5)	—	(5)
Purchases of property and equipment	—	(154)	(39)	—	(193)
Net investing with Affiliates	—	—	(102)	102	—

Net cash provided by (used in) investing activities – continuing operations	—	(112)	(146)	102	(156)
Net cash used in investing activities – discontinued operations	—	—	(6)	—	(6)

Net cash provided by (used in) investing activities	—	(112)	(152)	102	(162)

Proceeds from debt issuances	—	—	3	—	3
Repayments of long-term debt	—	(319)	(122)	—	(441)
Increase in short-term borrowings, primarily 90 days or less	—	567	—	—	567
Debt issuance costs	—	(35)	—	—	(35)
Purchase of Sears Canada shares	—	—	(22)	—	(22)
Purchase of treasury stock	—	(154)	—	—	(154)
Net borrowing with Affiliates	(140)	572	(330)	(102)	—

Net cash provided by (used in) financing activities – continuing operations	(140)	631	(471)	(102)	(82)
Net cash provided by (used in) financing activities – discontinued operations	—	21	(41)	—	(20)

Net cash provided by (used in) financing activities	(140)	652	(512)	(102)	(102)

Effect of exchange rate changes on cash and cash equivalents	—	—	14	—	14
NET DECREASE IN CASH AND CASH EQUIVALENTS	(140)	(356)	(216)	—	(712)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	140	778	441	—	1,359

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$422	$225	$—	$647

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 28, 2012.

OVERVIEW OF HOLDINGS

Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are a broadline retailer with 2,075 full-line and 1,282 specialty retail stores in the United States, operating through Kmart and Sears, and 491 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 96%-owned subsidiary. We conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended January 28, 2012.

On December 30, 2011, we completed the spin-off to our shareholders of all the capital stock of Orchard Supply Hardware Stores Corporation (“Orchard”) that was owned by Holdings immediately prior to the spin-off. Holdings has no significant continuing involvement in the operations of Orchard. Accordingly, the results for Orchard are presented as discontinued operations in the Consolidated Results of Operations.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
REVENUES
Merchandise sales and services	$9,467	$10,138	$18,737	$19,678

COSTS AND EXPENSES
Cost of sales, buying and occupancy	6,936	7,537	13,639	14,533
Gross margin dollars	2,531	2,601	5,098	5,145
Gross margin rate	26.7%	25.7%	27.2%	26.1%
Selling and administrative	2,437	2,601	4,882	5,108
Selling and administrative expense as a percentage of total revenues	25.7%	25.7%	26.1%	26.0%
Depreciation and amortization	212	220	414	431
Gain on sales of assets	(15)	(29)	(410)	(31)

Total costs and expenses	9,570	10,329	18,525	20,041

Operating income (loss)	(103)	(191)	212	(363)
Interest expense	(65)	(71)	(131)	(146)
Interest and investment income	9	12	21	25
Other income (loss)	1	3	1	(8)

Income (loss) from continuing operations before income taxes	(158)	(247)	103	(492)
Income tax (expense) benefit	25	97	(42)	173

Income (loss) from continuing operations	(133)	(150)	61	(319)
Income from discontinued operations, net of tax	—	6	—	1

Net income (loss)	(133)	(144)	61	(318)
(Income) loss attributable to noncontrolling interests	1	(2)	(4)	2

NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(132)	$(146)	$57	$(316)

Amounts attributable to Holdings’ shareholders:
Income (loss) from continuing operations, net of tax	$(132)	$(152)	$57	$(317)
Income from discontinued operations, net of tax	—	6	—	1

Net income (loss)	$(132)	$(146)	$57	$(316)

INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic and diluted loss per share from continuing operations	$(1.25)	$(1.42)	$0.54	$(2.96)
Basic and diluted income per share from discontinued operations	—	0.05	—	0.01

	$(1.25)	$(1.37)	$0.54	$(2.95)

Basic weighted average common shares outstanding	105.9	106.8	105.9	107.3
Diluted weighted average common shares outstanding	105.9	106.8	106.1	107.3

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. In addition, comparable store sales amounts include online sales from sears.com and kmart.com shipped directly to customers and have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

Net Income (Loss) from Continuing Operations Attributable to Holdings’ Shareholders, Adjusted EBITDA and Adjusted Loss per Share

We recorded a net loss from continuing operations attributable to Holdings’ shareholders for the second quarter of $132 million, or $1.25 loss per diluted share and $152 million, or $1.42 loss per diluted share for 2012 and 2011, respectively. We recorded net income from continuing operations attributable to Holdings’ shareholders for the first half of 2012 of $57 million, or $0.54 per diluted share, and a net loss from continuing operations attributable to Holdings’ shareholders of $317 million, or $2.96 loss per diluted share, for the first half of 2011.

In addition to our net income (loss) from continuing operations determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) measurement as well as Adjusted Earnings per Share (“Adjusted EPS”).

Adjusted EBITDA is computed as net income (loss) attributable to Sears Holdings Corporation appearing on the Condensed Consolidated Statements of Operations excluding income (loss) attributable to noncontrolling interest, income from discontinued operations, net of tax, income tax (expense) benefit, interest expense, interest and investment income, other income (loss), depreciation and amortization and gain on sales of assets. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

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

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

Adjusted EBITDA was determined as follows:

	13 Weeks Ended		26 Weeks Ended
millions	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income (loss) attributable to SHC per statement of operations	$(132)	$(146)	$57	$(316)
Income (loss) attributable to noncontrolling interest	(1)	2	4	(2)
Income from discontinued operations, net of tax	—	(6)	—	(1)
Income tax expense (benefit)	(25)	(97)	42	(173)
Interest expense	65	71	131	146
Interest and investment income	(9)	(12)	(21)	(25)
Other (income) loss	(1)	(3)	(1)	8

Operating income (loss)	(103)	(191)	212	(363)
Depreciation and amortization	212	220	414	431
Gain on sales of assets	(15)	(29)	(410)	(31)

Before excluded items	94	—	216	37
Domestic pension expense	41	18	82	37
Closed store reserve and severance	18	40	52	42

Adjusted EBITDA as defined	$153	$58	$350	$116

% to revenues	1.6%	0.6%	1.9%	0.6%

Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	Adjusted EBITDA		% To Revenues
millions	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Kmart	$33	$26	1.0%	0.7%
Sears Domestic	111	4	2.2%	0.1%
Sears Canada	9	28	0.9%	2.4%

Total Adjusted EBITDA	$153	$58	1.6%	0.6%

	26 Weeks Ended
	Adjusted EBITDA		% To Revenues
millions	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Kmart	$134	$82	2.0%	1.2%
Sears Domestic	219	21	2.2%	0.2%
Sears Canada	(3)	13	(0.2)%	0.6%

Total Adjusted EBITDA	$350	$116	1.9%	0.6%

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

The following tables set forth results of operations on a GAAP and “As Adjusted” basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the second quarter and first half of 2012 and 2011.

	13 Weeks Ended July 28, 2012
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to-Market Gains	As Adjusted
Selling and administrative impact	$2,437	$(41)	$(18)	$—	$2,378
Depreciation and amortization impact	212	—	(7)	—	205
Operating loss impact	(103)	41	25	—	(37)
Other income impact	1	—	—	(1)	—
Income tax benefit impact	25	(15)	(9)	—	1
After tax and noncontrolling interest impact	(132)	26	16	(1)	(91)
Diluted loss per share impact	$(1.25)	$0.25	$0.15	$(0.01)	$(0.86)

	13 Weeks Ended July 30, 2011
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Gain on Sales of Assets	Mark-to-Market Gains	Discontinued Operations	As Adjusted
Cost of sales, buying and occupancy impact	$7,537	$—	$(22)	$—	$—	$—	$7,515
Selling and administrative impact	2,601	(18)	(18)	—	—	—	2,565
Depreciation and amortization impact	220	—	(8)	—	—	—	212
Gain on sales of assets impact	(29)	—	—	21	—	—	(8)
Operating loss impact	(191)	18	48	(21)	—	—	(146)
Other income impact	3	—	—	—	(2)	—	1
Income tax benefit impact	97	(7)	(19)	8	1	—	80
Income from discontinued operations, net of tax impact	6	—	—	—	—	(6)	—
After tax and noncontrolling interest impact	(146)	11	29	(13)	(1)	(6)	(126)
Diluted loss per share impact	$(1.37)	$0.10	$0.27	$(0.12)	$(0.01)	$(0.05)	$(1.18)

	26 Weeks Ended July 28, 2012
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Gain on Sales of Assets	Tax Matters	As Adjusted
Selling and administrative impact	$4,882	$(82)	$(52)	$—	$—	$4,748
Depreciation and amortization impact	414	—	(7)	—	—	407
Gain on sales of assets impact	(410)	—	—	386	—	(24)
Operating income impact	212	82	59	(386)	—	(33)
Income tax expense impact	(42)	(31)	(22)	145	(37)	13
Income attributable to noncontrolling interest impact	(4)	—	—	8	—	4
After tax and noncontrolling interest impact	57	51	37	(233)	(37)	(125)
Diluted earnings per share impact	$0.54	$0.48	$0.35	$(2.20)	$(0.35)	$(1.18)

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

	26 Weeks Ended July 30, 2011
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Gain on Sales of Assets	Mark-to-Market Losses	Discontinued Operations	As Adjusted
Cost of sales, buying and occupancy impact	$14,533	$—	$(23)	$—	$—	$—	$14,510
Selling and administrative impact	5,108	(37)	(19)	—	—	—	5,052
Depreciation and amortization impact	431	—	(8)	—	—	—	423
Gain on sales of assets impact	(31)	—	—	21	—	—	(10)
Operating loss impact	(363)	37	50	(21)	—	—	(297)
Other loss impact	(8)	—	—	—	10	—	2
Income tax benefit impact	173	(13)	(18)	7	(3)	—	146
Income from discontinued operations, net of tax impact	1	—	—	—	—	(1)	—
Loss attributable to noncontrolling interest impact	2	—	—	—	(1)	—	1
After tax and noncontrolling interest impact	(316)	24	32	(14)	6	(1)	(269)
Diluted loss per share impact	$(2.95)	$0.22	$0.30	$(0.13)	$0.06	$(0.01)	$(2.51)

Contributions to our pension plans remain a significant use of our cash on an annual basis. While Sears Holdings’ pension plan is frozen, and thus associates do not currently earn pension benefits, we have a legacy pension obligation for past service performed by Kmart and Sears, Roebuck and Co. associates. The annual pension expense included in our financial statements related to these legacy domestic pension plans was relatively minimal in years prior to 2009. However, due to the severe decline in the capital markets that occurred in the latter part of 2008, our domestic pension expense was $75 million in 2011, $120 million in 2010 and $171 million in 2009.

13-week period ended July 28, 2012 compared to the 13-week period ended July 30, 2011

Revenues and Comparable Store Sales

Revenues decreased $671 million to $9.5 billion for the quarter ended July 28, 2012, as compared to revenues of $10.1 billion for the quarter ended July 30, 2011. The decline in revenue was primarily due to lower domestic comparable store sales for the quarter and the effect of having fewer Kmart and Sears Full-line stores in operation. Sears Canada’s comparable store sales also decreased and included a decrease of $55 million due to changes in foreign currency exchange rates.

Domestic comparable store sales declined 3.7%, comprised of declines of 2.9% at Sears Domestic and 4.7% at Kmart. Sears Domestic and Kmart were both impacted by declines in consumer electronics, which continue to be negatively impacted by price compression. Both were also negatively impacted by lower clearance activity in the apparel categories due to improved inventory positions in seasonal categories. The decline at Sears Domestic was also due to declines in the lawn and garden category, which was negatively impacted by the drought conditions

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

experienced throughout the country. These declines in Sears Domestic were partially offset by a modest increase in home appliances. Kmart’s comparable store sales also reflect declines in most other categories, most notably in the pharmacy, grocery and household, and outdoor living categories. The decline in pharmacy sales was driven by the conversion of brand name drugs to equivalent generic drugs. The decreases in the grocery and household category was primarily attributable to competitive pressures in this category, while the decline in the outdoor living category was due to reduced marketing for this category. Sears Canada’s comparable store sales decreased 7.1% for the quarter primarily due to sales decreases in women’s apparel, tools and lawn and garden, home décor and men’s apparel, partially offset by improved performance in home appliances and mattresses.

Gross Margin

For the quarter, our gross margin decreased $70 million to $2.5 billion in 2012. The decrease was primarily driven by declines in Sears Canada. Sears Canada’s gross margin decreased due to the decline in overall sales, as well as margin rate and included a decrease of $16 million related to the impact of foreign currency exchange rates. Gross margin at Kmart declined despite the increase in margin rate. Sears Domestic gross margin improved as margin rate increases more than offset the decline in overall sales. Gross margin for 2011 included charges of $22 million related to store closures.

Sears Canada’s gross margin rate declined 180 basis points for the second quarter primarily as a result of rate declines in electronics, jewelry, accessories and luggage, fitness and recreation. Kmart and Sears Domestic’s gross margin rates improved 60 basis points and 210 basis points, respectively, during the second quarter mainly due to lower clearance activity in the apparel business. Kmart and Sears Domestic also benefited from improved margins in the toys and home appliances categories, respectively.

Selling and Administrative Expenses

Domestic selling and administrative expenses decreased $123 million in the second quarter of 2012 compared to the second quarter of 2011 predominately due to decreases in payroll and advertising expenses, which were partially offset by higher pension expense. Selling and administrative expenses included expenses related to domestic pension plans, store closings and severance of $59 million and $36 million for 2012 and 2011, respectively. Selling and administrative expenses at Sears Canada for the quarter decreased $41 million from last year, and included a decrease of $15 million related to the impact of foreign currency exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $26 million, primarily due to decreases in advertising and payroll expenses.

Our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 25.7% for the second quarter of 2012, consistent with the prior year, as the decreases in overall selling and administrative expenses were offset by the above noted decline in revenues.

Gain on Sales of Assets

We recorded total gains on sales of assets for the quarter of $15 million in 2012 and $29 million in 2011. The gains recorded during the second quarter of 2011 included a gain of $21 million recognized on the sale of two stores in California operated under The Great Indoors format.

Operating Loss

For the second quarter, we reported an operating loss of $103 million and $191 million in 2012 and 2011, respectively. Operating loss for the second quarter included expenses related to domestic pension plans, store

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

closings and severance, which aggregated to an operating loss of $66 million in 2012 and 2011. Operating loss for the second quarter of 2011 also included a gain on sales of assets of $21 million. The improvement in operating loss of $88 million was due to the reduction in selling and administrative expenses and an improvement in gross margin rate, which was partially offset by a decline in gross margin dollars driven by lower overall sales.

Interest Expense

We incurred $65 million and $71 million in interest expense during the second quarter of 2012 and 2011, respectively. The decrease is due to lower average outstanding borrowings.

Other Income

Other income is primarily comprised of mark-to-market and settlement gains and losses on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net settlement gains of $1 million were recorded on these transactions in the second quarter of 2012, while total net mark-to-market and settlement gains of $5 million were recorded on these transactions in the second quarter of 2011.

Income Tax Benefit

Our effective tax rate for the second quarter was a benefit of 15.8% and 39.3% in 2012 and 2011, respectively. The current year tax rate was impacted by the establishment of a valuation allowance in 2011 against certain deferred income tax assets and the utilization of part of our net operating loss deferred tax asset in 2012.

26-week period ended July 28, 2012 compared to the 26-week period ended July 30, 2011

Revenues and Comparable Store Sales

For the first half of 2012, revenues decreased $941 million to $18.7 billion, as compared to revenues of $19.7 billion for the first half of 2011. The decline in revenue was primarily due to lower domestic comparable store sales for the first half of the year as well as the effect of having fewer Kmart and Sears Full-line stores in operation and a decline in Sears Canada’s comparable store sales. First half 2012 revenues included a decrease of $75 million due to changes in foreign currency exchange rates.

Domestic comparable store sales declined 2.8%, comprised of declines of 2.5% at Sears Domestic and 3.2% at Kmart. While Sears Domestic experienced an overall decrease in comparable store sales, it did achieve increases in its apparel, home and footwear categories. These increases were more than offset by declines in the consumer electronics, home appliances and lawn and garden categories as well as declines at Sears Auto Centers. Kmart’s comparable store sales decline reflects decreases in a majority of its categories, most notably the consumer electronics, pharmacy, and grocery and household categories, partially offset by increases in the apparel and footwear categories. Sears Canada’s comparable store sales decreased 6.7% for the first half of 2012 primarily due to sales decreases in women’s apparel, tools and lawn and garden, home décor and men’s apparel, partially offset by improved performance in home appliances and mattresses.

Gross Margin

For the first half of the year, our gross margin decreased $47 million to $5.1 billion in 2012. The decrease was driven by improvements in margin rate, offset by the decline in overall sales and included a decrease of $22 million related to the impact of foreign currency exchange rates on gross margin at Sears Canada. Gross margin for the first half of 2011 included charges of $23 million related to store closures.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

Kmart’s gross margin rate improved 60 basis points for the first half mainly due to the margin rate improvement in the toys and apparel categories driven by less markdown activity. Sears Domestic’s gross margin rate improved 170 basis points for the first half primarily due to improved margins in the home appliances, apparel and footwear categories. Sales generated in the closing stores contributed to the improved margins. Sears Canada’s gross margin rate decreased 70 basis points for the first half mainly due to rate declines in electronics, children’s wear, jewelry, accessories and luggage and footwear.

Selling and Administrative Expenses

Domestic selling and administrative expenses decreased $160 million in the first half of 2012 compared to the first half of 2011 predominately due to decreases in payroll and advertising expenses. Selling and administrative expenses included expenses related to domestic pension plans, store closings and severance of $134 million and $56 million for 2012 and 2011, respectively. Selling and administrative expenses at Sears Canada for the first half decreased $66 million from last year, and included a decrease of $22 million related to the impact of foreign currency exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $44 million, primarily due to a decrease in advertising expense.

Our selling and administrative rate was 26.1% for the first half of 2012, as compared to 26.0% for the first half of 2011, as reductions in expenses were offset by the above noted decline in revenues.

Gain on Sales of Assets

We recorded total gains on sales of assets for the first half of $410 million in 2012 and $31 million in 2011. The gains recorded during the first half of 2012 included a gain of $223 million recognized on the sale of eleven (6 owned and 5 leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds, and a gain of $163 million recognized on the surrender and early termination of the leases on three properties operated by Sears Canada, under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $170 million Canadian in cash proceeds. In connection with these transactions, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in periods ranging from 6 to 23 months from the date of closing. The gains on sales of assets recorded during the first half of 2011 included a gain of $21 million recognized on the sale of two stores in California operated under The Great Indoors format.

Operating Income (Loss)

We reported operating income for the first half of $212 million in 2012 compared to an operating loss of $363 million in 2011. Operating income for the first half of 2012 included expenses related to domestic pension plans, store closings and severance, as well as gains on sales of assets, which aggregated to operating income of $245 million. Operating loss for the first half of 2011 included expenses of $87 million related to domestic pension plans, store closings and severance, as well as a gain on sales of assets of $21 million. Operating income for the first half of 2012 benefited primarily from the above noted real estate transactions as well as a decrease in selling and administrative expenses.

Interest Expense

We incurred $131 million and $146 million in interest expense during the first half of 2012 and 2011, respectively. The decrease is due to lower average outstanding borrowings.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

Other Income (Loss)

Other income (loss) is primarily comprised of mark-to-market and settlement gains and losses on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total net settlement gains of $2 million were recorded on these transactions in the first half of 2012, while total net mark-to-market and settlement losses of $7 million were recorded on these transactions in the first half of 2011.

Income Tax Expense/Benefit

Our effective tax rate for the first half was an expense of 40.8% in 2012 and a benefit of 35.2% in 2011. The current year tax rate was impacted by the establishment of a valuation allowance in 2011 against certain deferred income tax assets and the utilization of part of our net operating loss deferred tax asset in 2012.

SEGMENT OPERATIONS

The following discussion of our business segment results is organized into three reportable segments: Kmart, Sears Domestic and Sears Canada.

Kmart

Kmart results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Merchandise sales and services	$3,374	$3,624	$6,789	$7,103

Cost of sales, buying and occupancy	2,586	2,799	5,151	5,433
Gross margin dollars	788	825	1,638	1,670
Gross margin rate	23.4%	22.8%	24.1%	23.5%
Selling and administrative	763	809	1,515	1,598
Selling and administrative expense as a percentage of total revenues	22.6%	22.3%	22.3%	22.5%
Depreciation and amortization	38	37	71	74
Gain on sales of assets	(9)	(5)	(14)	(7)

Total costs and expenses	3,378	3,640	6,723	7,098

Operating income (loss)	$(4)	$(16)	$66	$5

Adjusted EBITDA	$33	$26	$134	$82
Number of stores			1,261	1,304

13-week period ended July 28, 2012 compared to the 13-week period ended July 30, 2011

Revenues and Comparable Store Sales

For the quarter, Kmart’s revenues decreased by $250 million, while comparable store sales decreased 4.7%. The decline in revenue was also due to the impact of Kmart having fewer stores in operation during the second quarter of 2012. The decrease in comparable store sales reflects declines in most categories, most notably in the pharmacy, consumer electronics, grocery and household, outdoor living and apparel categories. Consumer electronics sales continue to be negatively impacted by price compression, while the decline in pharmacy sales was driven by the conversion of brand name drugs to equivalent generic drugs. The decreases in the grocery and

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

household category was primarily attributable to competitive pressures in this category, while the decline in the outdoor living category is due to reduced marketing for this category. Apparel sales were down due to lower clearance sales activity as a result of improved inventory positions in seasonal merchandise.

Gross Margin

For the quarter, Kmart generated $788 million in gross margin in 2012 and $825 million in 2011. The decrease in Kmart’s gross margin is due to the decrease in sales, which more than offset the improvement in gross margin rate. Kmart’s gross margin rate for the quarter was 23.4% in 2012 and 22.8% in 2011. The improvement in rate was primarily due to lower clearance activity in the apparel business as well as improved margin in the toys category. Gross margin for 2011 included charges of $7 million related to store closures.

Selling and Administrative Expenses

For the quarter, Kmart’s selling and administrative expenses decreased $46 million as compared to the second quarter in 2011. The decrease primarily reflects decreases in payroll expenses and advertising. Selling and administrative expenses for the second quarter of 2012 and 2011 were impacted by expenses of $8 million and $3 million, respectively, related to store closings and severance.

Kmart’s selling and administrative expense rate for the quarter was 22.6% in 2012 and 22.3% in 2011 and increased primarily as a result of lower expense leverage due to the sales decline noted above.

Operating Loss

For the quarter, Kmart recorded an operating loss of $4 million in 2012 and an operating loss of $16 million in 2011. The reduction in Kmart’s operating loss was primarily the result of the above noted decrease in selling and administrative expenses, as well as the increase in gross margin rate, partially offset by the decline in sales.

26-week period ended July 28, 2012 compared to the 26-week period ended July 30, 2011

Revenues and Comparable Store Sales

For the first half of 2012, Kmart’s revenues decreased by $314 million, while comparable store sales decreased 3.2%. The decline in revenue was also due to the impact of Kmart having fewer stores in operation during the first half of 2012. The decrease in comparable store sales reflects decreases in a majority of its categories, most notably the consumer electronics, pharmacy, and grocery and household categories, which declined for the same reasons as noted above, partially offset by increases in the apparel and footwear categories.

Gross Margin

For the first half of the year, Kmart generated $1.6 billion in gross margin in 2012 and $1.7 billion in 2011. The decrease in Kmart’s gross margin is due to the decrease in sales, which more than offset the improvement in gross margin rate. Kmart’s gross margin rate for the first half was 24.1% in 2012 and 23.5% in 2011. The increase in Kmart’s gross margin rate is due to rate improvement in the toys and apparel categories driven by less markdown activity. Sales generated in the closing stores contributed to the improved margins. Gross margin for the first half of 2011 included charges of $7 million related to store closures.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

Selling and Administrative Expenses

For the first half of 2012, Kmart’s selling and administrative expenses decreased $83 million as compared to the first half of 2011. The decrease primarily reflects decreases in payroll expenses. Selling and administrative expenses for the first half of 2012 and 2011 were impacted by expenses related to store closings and severance of $11 million and $3 million, respectively.

Kmart’s selling and administrative expense rate for the first half was 22.3% in 2012 and 22.5% in 2011.

Operating Income

For the first half, Kmart recorded operating income of $66 million in 2012 and $5 million in 2011. The increase in Kmart’s operating income was primarily the result of the above noted decrease in selling and administrative expenses, as well as the increase in gross margin rate, which more than offset the decline in sales.

Sears Domestic

Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Merchandise sales and services	$5,062	$5,339	$10,000	$10,386

Cost of sales, buying and occupancy	3,611	3,917	7,098	7,553
Gross margin dollars	1,451	1,422	2,902	2,833
Gross margin rate	28.7%	26.6%	29.0%	27.3%
Selling and administrative	1,389	1,466	2,804	2,881
Selling and administrative expense as a percentage of total revenues	27.4%	27.5%	28.0%	27.7%
Depreciation and amortization	149	157	292	306
Gain on sales of assets	(5)	(24)	(233)	(24)

Total costs and expenses	5,144	5,516	9,961	10,716

Operating income (loss)	$(82)	$(177)	$39	$(330)

Adjusted EBITDA	$111	$4	$219	$21
Number of:
Full-line stores(1)			814	884
Specialty stores			1,282	1,281

Total Domestic Sears Stores			2,096	2,165

[1]	The period ended July 28, 2012 included 804 Full-line stores and 10 Sears Essentials/Grand stores;
The period ended July 30, 2011 included 837 Full-line stores and 47 Sears Essentials/Grand stores

13-week period ended July 28, 2012 compared to the 13-week period ended July 30, 2011

Revenues and Comparable Store Sales

For the quarter, Sears Domestic’s revenues decreased by $277 million, while comparable store sales decreased 2.9%. The decline in revenue is mainly due to the decline in comparable store sales as well as the impact of having fewer Sears Full-line stores in operation. The decrease in comparable store sales reflects decreases in the

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

consumer electronics and lawn and garden categories, partially offset by a modest increase in home appliances. Consumer electronics continues to be negatively impacted by price compression. Lawn and garden was negatively impacted by the drought conditions experienced throughout the country.

Gross Margin

For the quarter, Sears Domestic generated gross margin dollars of $1.5 billion in 2012 and $1.4 billion in 2011. Sears Domestic’s gross margin rate during the second quarter was 28.7% in 2012 and 26.6% in 2011. The increase of 210 basis points was mainly due to lower clearance activity in the apparel business as well as improved margins in home appliances. Gross margin for 2011 included charges of $15 million related to store closures.

Selling and Administrative Expenses

For the quarter, Sears Domestic’s selling and administrative expenses decreased $77 million as compared to the second quarter in 2011. The decrease primarily reflects decreases in advertising. Selling and administrative expenses for the second quarter were impacted by expenses related to domestic pension plans, store closings and severance of $49 million and $33 million in 2012 and 2011, respectively.

Sears Domestic’s selling and administrative expense rate for the quarter was 27.4% in 2012 and 27.5% in 2011.

Operating Loss

For the quarter, Sears Domestic reported an operating loss of $82 million in 2012 compared to an operating loss of $177 million in 2011. The improvement in Sears Domestic’s operating loss was primarily as a result of the decrease in selling and administrative expenses. Sears Domestic’s operating loss for the second quarter included expenses of $55 million and $56 million in 2012 and 2011, respectively, related to domestic pension plans and store closings and severance.

26-week period ended July 28, 2012 compared to the 26-week period ended July 30, 2011

Revenues and Comparable Store Sales

For the first half of the year, Sears Domestic’s revenues decreased by $386 million, while comparable store sales decreased 2.5%. The decline in revenue is mainly due to the decline in comparable store sales as well as the impact of having fewer Sears Full-line stores in operation. While Sears Domestic experienced an overall decrease in comparable store sales, Sears did achieve increases in its apparel, home and footwear categories. These increases were more than offset by declines in the consumer electronics, home appliances and lawn and garden categories which declined for the same reasons noted above, as well as declines at Sears Auto Centers.

Gross Margin

For the first half, Sears Domestic generated gross margin dollars of $2.9 billion in 2012 and $2.8 billion in 2011. Sears Domestic’s gross margin rate during the first half was 29.0% in 2012 and 27.3% in 2011. The increase of 170 basis points was primarily due to improved margins in the home appliances, apparel and footwear categories. Sales generated in the closing stores contributed to the improved margins. Gross margin for the first half of 2011 included charges of $16 million related to store closures.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

Selling and Administrative Expenses

For the first half of 2012, Sears Domestic’s selling and administrative expenses decreased $77 million as compared to the first half of 2011. The decrease primarily reflects decreases in advertising and payroll. Selling and administrative expenses for the first half were impacted by expenses related to domestic pension plans, store closings and severance of $121 million and $53 million in 2012 and 2011, respectively.

Sears Domestic’s selling and administrative expense rate for the first half was 28.0% in 2012 and 27.7% in 2011, and increased primarily due to the above noted declines in sales.

Gain on Sales of Assets

Sears Domestic recorded a total gain on sales of assets for the first half of $233 million in 2012 that included a gain of $223 million recognized on the sale of eleven (6 owned and 5 leased) Sears Full-line store locations to General Growth Properties for $270 million which was completed during the first quarter of 2012. In connection with this transaction, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in periods ranging from 11 to 23 months from the date of closing.

Operating Income (Loss)

Sears Domestic reported operating income of $39 million in the first half of 2012 compared to operating loss of $330 million in the first half of 2011. Sears Domestic’s operating income increased primarily as a result of the above noted real estate transaction as well as a decrease in selling and administrative expenses and improved gross margin rate. Sears Domestic’s operating income (loss) included expenses related to domestic pension plans and store closings and severance of $127 million and $77 million in the first half of 2012 and 2011, respectively.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

Sears Canada

Sears Canada, a consolidated, 96%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. Sears Canada results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Merchandise sales and services	$1,031	$1,175	$1,948	$2,189

Cost of sales, buying and occupancy	739	821	1,390	1,547
Gross margin dollars	292	354	558	642
Gross margin rate	28.3%	30.1%	28.6%	29.3%
Selling and administrative	285	326	563	629
Selling and administrative expense as a percentage of total revenues	27.6%	27.7%	28.9%	28.7%
Depreciation and amortization	25	26	51	51
Gain on sales of assets	(1)	—	(163)	—

Total costs and expenses	1,048	1,173	1,841	2,227

Operating income (loss)	$(17)	$2	$107	$(38)

Adjusted EBITDA	$9	$28	$(3)	$13
Number of:
Full-line stores			122	122
Specialty stores			369	373

Total Sears Canada Stores			491	495

13-week period ended July 28, 2012 compared to the 13-week period ended July 30, 2011

Revenues and Comparable Store Sales

Sears Canada’s revenues decreased $144 million for the second quarter of 2012 as compared to the same period last year and include a $55 million decrease due to the impact of exchange rates during the quarter. On a Canadian dollar basis, revenues decreased by $89 million predominately due to a 7.1% decrease in comparable store sales primarily attributable to sales decreases in women’s apparel, tools and lawn and garden, home décor and men’s apparel, partially offset by improved performance in home appliances and mattresses.

Gross Margin

Total gross margin dollars for the second quarter decreased $62 million in 2012 to $292 million and included a $16 million decrease due to the impact of exchange rates. Gross margin decreased $46 million on a Canadian dollar basis. For the quarter, Sears Canada’s gross margin rate decreased 180 basis points to 28.3%, from 30.1% in 2011, primarily as a result of rate declines in electronics, jewelry, accessories and luggage, fitness and recreation.

Selling and Administrative Expenses

For the second quarter of 2012, Sears Canada’s selling and administrative expenses decreased $41 million, and included a decrease of $15 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $26 million primarily due to decreases in advertising and payroll expenses. Selling and administrative expenses for the second quarter of 2012 were impacted by expenses of $2 million related to store closings and severance.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

Sears Canada’s selling and administrative expense rate for the quarter was 27.6% in 2012 and 27.7% in 2011.

Operating Income (Loss)

Sears Canada recorded an operating loss of $17 million in 2012 and operating income of $2 million in 2011. The decline in operating income was primarily due to the decline in gross margin, partially offset by the decrease in selling and administrative expenses.

26-week period ended July 28, 2012 compared to the 26-week period ended July 30, 2011

Revenues and Comparable Store Sales

Sears Canada’s revenues decreased $241 million for the first half of 2012, as compared to the same period last year and include a $75 million decrease due to the impact of exchange rates during the first half of the year. On a Canadian dollar basis, revenues decreased by $166 million primarily due to a 6.7% decrease in comparable store sales primarily attributable to sales decreases in women’s apparel, tools and lawn and garden, home décor and men’s apparel, partially offset by improved performance in home appliances and mattresses.

Gross Margin

Total gross margin dollars for the first half decreased $84 million in 2012 to $558 million and included a $22 million decrease due to the impact of exchange rates. Gross margin decreased $62 million on a Canadian dollar basis. For the first half, Sears Canada’s gross margin rate decreased 70 basis points to 28.6% in 2012, from 29.3% in 2011, mainly due to rate declines in electronics, children’s wear, jewelry, accessories and luggage and footwear.

Selling and Administrative Expenses

For the first half of 2012, Sears Canada’s selling and administrative expenses decreased $66 million, and included a decrease of $22 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $44 million primarily due to a decrease in advertising expense. Selling and administrative expenses for the first half of 2012 were impacted by expenses of $2 million related to store closings and severance.

Sears Canada’s selling and administrative expense rate for the first half was 28.9% in 2012 and 28.7% in 2011, and increased primarily due to the above noted decline in revenues.

Gain on Sales of Assets

Sears Canada recorded a total gain on sales of assets for the first half of $163 million in 2012 which included a gain of $163 million recognized in the first quarter of 2012 on the surrender and early termination of the leases on three properties under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $170 million Canadian in cash proceeds. In connection with this transaction, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in 6 months from the date of closing.

Operating Income (Loss)

Sears Canada recorded operating income of $107 million in the first half of 2012 and operating loss of $38 million in 2011. Operating income for the first half of 2012 included a $163 million gain on sales of assets as described above.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION

Cash Balances

Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of July 28, 2012, July 30, 2011 and January 28, 2012 are detailed in the following table.

millions	July 28, 2012	July 30, 2011	January 28, 2012
Domestic
Cash and equivalents	$212	$246	$182
Cash posted as collateral	20	20	20
Credit card deposits in transit	174	200	155

Total domestic cash and cash equivalents	406	466	357
Sears Canada	324	181	390

Total cash and cash equivalents	730	647	747
Restricted cash	8	21	7

Total cash balances	$738	$668	$754

We had total cash balances of $738 million at July 28, 2012, $668 million at July 30, 2011 and $754 million at January 28, 2012. The decrease in cash during the first half of 2012 was primarily due to uses of cash for repayments of long-term debt of $231 million, contributions to our pension and post-retirement benefit plans of $164 million, capital expenditures of $161 million and other working capital needs, partially offset by cash generated from the sales of properties.

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

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $56 million, $100 million and $68 million as of July 28, 2012, July 30, 2011 and January 28, 2012, respectively.

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

Operating Activities

During the first half of 2012, Holdings used $72 million of cash in its continuing operations compared to $488 million during the first half of 2011. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. The improvement in operating cash flows predominately relates to improvements in net income which went from a net loss of $319 million to net income of $61 million for the reasons noted above.

Merchandise inventories were $8.7 billion at July 28, 2012 and $9.3 billion at July 30, 2011. Merchandise payables were $3.1 billion at July 28, 2012 and $3.3 billion at July 30, 2011. Our Domestic inventory balances decreased approximately $512 million from $8.4 billion at July 30, 2011 to $7.9 billion at July 28, 2012 driven by both improved productivity and store closures. Sears Domestic inventory decreased in all categories, with the most notable decreases in the consumer electronics and footwear categories. Kmart inventory decreased in virtually all categories with the most notable decreases in consumer electronics and pharmacy and drug. Sears Canada’s inventory levels decreased approximately $97 million from $872 million at July 30, 2011 to $775 million at July 28, 2012 primarily as a result of the continued improvement in inventory productivity achieved through both a reduction in inventory purchases and the disposition of excess inventory.

Investing Activities

For the first half of 2012, we generated net cash flows from investing activities from continuing operations of $294 million compared to net cash flows used in investing activities from continuing operations of $156 million during the first half of 2011. For the first half of 2012, net cash flows generated from investing activities included cash proceeds from the sales of properties of $456 million, which was partially offset by cash used for capital expenditures of $161 million. For the first half of 2011, net cash flows used in investing activities from continuing operations included capital expenditures of $193 million, partially offset by proceeds from the sales of property of $42 million.

Financing Activities

During the first half of 2012, we did not repurchase any of our common shares under our share repurchase program. During the first half of 2011, we repurchased 2.0 million of our common shares at a total cost of $154 million under our common share repurchase program. The common share repurchase program was initially announced in 2005 and had a total authorization since inception of the program of $6.5 billion. At July 28, 2012, we had $504 million of remaining authorization under the program. The common share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

During the first half of 2012, long-term debt decreased by $194 million. During the first half of 2011, short-term borrowings increased by $567 million, while long-term debt decreased by $443 million.

Liquidity

Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment, pension plan contributions and common share repurchases. We consider ourselves to be an asset-rich enterprise with substantial liquidity and financial flexibility benefiting from multiple funding resources such as our $3.275 billion domestic revolving credit

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

facility through April 2016, an $800 million credit Canadian revolver through September 2015 and $1.24 billion of senior secured notes due in 2018. Further, there is approximately $400 million of remaining Sears, Roebuck and Co. debt from the merger. These funding resources are described in more detail below. At July 28, 2012, we had $3.1 billion of liquidity with cash balances of $738 million and approximately $2.4 billion of capacity on the domestic and Canadian revolving credit facilities.

The revolver and senior secured notes are firmly in place for the next several years and are supported by an asset base which includes $7.9 billion of inventory, owned and leased real estate assets, market leading proprietary brands such as Kenmore, Craftsman and DieHard, and successful stand-alone businesses such as Lands’ End and Sears Canada. This asset base provides us flexibility as we continue to transform our business.

We took several actions in the first half of 2012 to build the strength of our liquidity position. First, we completed the previously announced sale of U.S. and Canadian stores and leasehold interests which generated cash proceeds of approximately $440 million. In addition, we progressed with our plans to separate Sears Hometown and Outlet businesses through a transfer to electing shareholders by filing a registration statement on Form S-1with the Securities and Exchange Commission. The transaction is still expected to close in the third quarter of 2012 and we expect to raise $446.5 million in gross proceeds.

Inventory productivity continues to be a primary focus in 2012 as we currently plan to reduce our peak inventory in 2012 by approximately $600 million. Our focus on enhancing financial and operational disciplines is also expected to yield annual cost reductions of approximately $400 million in 2012. These initiatives coupled with the transactions unlocking value in our assets that were mentioned above are expected to generate between $1.8 billion and $1.9 billion in capital in 2012.

Our outstanding borrowings at July 28, 2012, July 30, 2011 and January 28, 2012 were as follows:

millions	July 28, 2012	July 30, 2011	January 28, 2012
Short-term borrowings:
Unsecured commercial paper	$235	$388	$337
Secured borrowings	941	539	838
Long-term debt, including current portion:
Notes and debentures outstanding	1,668	1,897	1,863
Capitalized lease obligations	456	493	455

Total borrowings	$3,300	$3,317	$3,493

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

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

The Domestic Credit Agreement includes a $1.5 billion letter of credit sub-limit and an uncommitted accordion feature that provides us the flexibility, subject to certain terms and conditions, to use the existing collateral under the credit facility to obtain an aggregate amount of up to $1.0 billion in additional borrowing capacity if we so choose. The Domestic Credit Agreement permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion second lien notes were outstanding at July 28, 2012, providing the Company the capacity to issue up to an additional $760 million in second lien indebtedness. The Domestic Credit Agreement is in place as a funding source for general corporate purposes and is an asset based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Domestic Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability.

The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. Based on availability, none of these requirements was in effect at July 28, 2012.

At July 28, 2012, July 30, 2011 and January 28, 2012, we had $941 million, $539 million and $838 million, respectively, of borrowings and $744 million, $550 million and $626 million, respectively, of letters of credit outstanding under the Domestic Credit Agreement. As a result, our availability under the agreement was $1.6 billion, $2.2 billion and $1.8 billion, respectively, at July 28, 2012, July 30, 2011 and January 28, 2012. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

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

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

Sears Canada Credit Agreement

In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on substantially all of Sears Canada’s non-real estate assets. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At July 28, 2012 and July 30, 2011, we had no borrowings outstanding under the Sears Canada Facility. At January 28, 2012, we had approximately $101 million ($101 million Canadian) outstanding under the Sears Canada Facility. Availability under this agreement was approximately $542 million ($545 million Canadian), $693 million ($662 million Canadian) and $415 million ($415 million Canadian), respectively, at July 28, 2012, July 30, 2011 and January 28, 2012.

Letters of Credit Facility

On January 20, 2011, we and certain of our subsidiaries entered into a letter of credit facility (the “LC Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which Wells Fargo may, on a discretionary basis and with no commitment, agree to issue standby letters of credit upon our request in an aggregate amount not to exceed $500 million for general corporate purposes. Any letters of credit issued under the LC Facility are secured by a first priority lien on cash placed on deposit at Wells Fargo pursuant to a pledge and security agreement in an amount equal to 103% of the face value of all issued and outstanding letters of credit. The LC Facility has a term ending on January 20, 2014, unless terminated sooner pursuant to its terms. Wells Fargo may, in its sole discretion, terminate the LC Facility at any time. At July 28, 2012, no letters of credit were outstanding under the facility. We may replace any letters of credit issued under our LC Facility with letters of credit issued under the Domestic Credit Agreement and as such, any cash collateral is considered unrestricted cash.

Trade Creditor Matters

We have ongoing discussions concerning our liquidity and financial position with the vendor community and third parties that offer various credit protection services to our vendors. The topics discussed have included such areas as pricing, payment terms and ongoing business arrangements. As of the date of this report, we have not experienced any significant disruption in our access to merchandise or our operations.

Unsecured Commercial Paper

We borrow through the commercial paper markets. At July 28, 2012, July 30, 2011 and January 28, 2012, we had outstanding commercial paper borrowings of $235 million, $388 million and $337 million, respectively. ESL Investments, Inc. (together with its affiliated funds, “ESL”) held $150 million, $240 million and $250 million, respectively, of our commercial paper at July 28, 2012, July 30, 2011 and January 28, 2012, including $85 million, $120 million and $130 million, respectively, held by Edward S. Lampert. See Note 14 for further discussion of these borrowings.

Debt Ratings

Our corporate family debt ratings at July 28, 2012 appear in the table below:

Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
B3	CCC+	CCC

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

Domestic Pension Plan Funding

In our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, we disclosed that we expected our contributions to our domestic pension plans to be approximately $310 million in 2012 and $740 million in 2013. As a result of federal legislation signed into law on July 6, 2012, which allows pension plan sponsors to use higher interest rate assumptions in valuing plan liabilities and determining funding obligations, we now estimate that the 2013 minimum required domestic pension contribution will be between $380 million and $430 million. This estimate and the actual timing and amount of required plan contributions are dependent on many factors, including returns on invested assets, the level of certain market interest rates, the discount rate used to determine pension obligations, the regulations to be adopted that implement the legislation, and other regulatory actions. In addition, we may elect, in our discretion, to contribute more to our pension plan than the minimum amounts required under applicable law.

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

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: changes in our accounting and other assumptions with respect to the value of Sears Hometown and Outlet Stores, Inc. (“SHO”); the actual valuation of SHO by our shareholders and other third parties; the financial profile of Holdings after giving effect to the separation; the extent to which all shares of SHO are purchased through the exercise of rights to purchase shares of SHO, including the extent to which our largest shareholder actually exercises its rights to purchase shares of SHO; the extent to which we are able to complete the separation of SHO and the partial spin-off of our interest in Sears Canada on terms that are favorable to us, on the intended timetable or at all; our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail and related services industries; worldwide economic conditions and business uncertainty, including the availability of consumer and commercial credit, changes in consumer confidence and spending, the impact of rising fuel prices, and changes in vendor relationships, including the impact of increases in the cost of raw materials experienced by certain of our vendors; vendors’ lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; we do not have commitments from lenders for incremental financings under the accordion feature of our domestic credit agreement and additional second lien financings; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our dependence on sources outside the United States for significant amounts of our merchandise; our

SEARS HOLDINGS CORPORATION

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

extensive reliance on computer systems to process transactions, summarize results and manage our business, which may be subject to disruptions or security breaches; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including product liability claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing and amount of required pension plan funding.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations.

Interest Rate Risk

We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. All debt securities and interest-rate derivative instruments are considered non-trading. At July 28, 2012, 36% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at July 28, 2012, which totaled approximately $1.2 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $12 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock we acquired during the second quarter of 2012. During the 13 weeks ended July 28, 2012, we did not repurchase any shares of our common stock under our common share repurchase program. At July 28, 2012, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 29, 2012 to May 26, 2012	—	$—	—	$—
May 27, 2012 to June 30, 2012	145	48.45	—	—
July 1, 2012 to July 28, 2012	—	—	—	—

Total	145	$48.45	—	$—	$503,907,832

(1)	Consists entirely of 145 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.
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

SEARS HOLDINGS CORPORATION

By:	/s/ ROBERT A. RIECKER
Name:	Robert A. Riecker
Title:	Vice President, Controller and Chief Accounting Officer

Date:	August 16, 2012

SEARS HOLDINGS CORPORATION

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated December 2, 2009, filed on December 4, 2009 (File No. 000-51217)).

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 Weeks Ended July 28, 2012 and July 30, 2011; (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the 13 and 26 Weeks Ended July 28, 2012 and July 30, 2011 (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of July 28, 2012, July 30, 2011 and January 28, 2012; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended July 28, 2012 and July 30, 2011; (v) the Condensed Consolidated Statements of Equity (Unaudited) for the 26 Weeks Ended July 28, 2012 and July 30, 2011; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1