Form 10-Q
period 2012-10-27
SEARS HOLDINGS CORP
filed 2012-11-16
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
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
Yes    ☐            No    ☒
As of November 9, 2012, the registrant had 106,425,638 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
REVENUES
Merchandise sales and services	$8,857	$9,405	$27,594	$29,083
COSTS AND EXPENSES
Cost of sales, buying and occupancy	6,604	7,011	20,243	21,544
Selling and administrative	2,496	2,635	7,378	7,743
Depreciation and amortization	211	210	625	641
Gain on sales of assets	(26)	(4)	(436)	(35)
Total costs and expenses	9,285	9,852	27,810	29,893
Operating loss	(428)	(447)	(216)	(810)
Interest expense	(68)	(70)	(199)	(216)
Interest and investment income	7	6	28	31
Other income (loss)	2	6	3	(2)
Loss from continuing operations before income taxes	(487)	(505)	(384)	(997)
Income tax (expense) benefit	(11)	91	(53)	264
Loss from continuing operations	(498)	(414)	(437)	(733)
Loss from discontinued operations, net of tax	—	(11)	—	(10)
Net loss	(498)	(425)	(437)	(743)
(Income) loss attributable to noncontrolling interests	—	4	(4)	6
NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(498)	$(421)	$(441)	$(737)
Amounts attributable to Holdings’ shareholders:
Loss from continuing operations, net of tax	$(498)	$(410)	$(441)	$(727)
Loss from discontinued operations, net of tax	—	(11)	—	(10)
Net loss	$(498)	$(421)	$(441)	$(737)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic:
Continuing operations	$(4.70)	$(3.85)	$(4.16)	$(6.80)
Discontinued operations	—	(0.10)	—	(0.09)
	$(4.70)	$(3.95)	$(4.16)	$(6.89)
Diluted:
Continuing operations	$(4.70)	$(3.85)	$(4.16)	$(6.80)
Discontinued operations	—	(0.10)	—	(0.09)
	$(4.70)	$(3.95)	$(4.16)	$(6.89)
Basic weighted average common shares outstanding	105.9	106.5	105.9	107.0
Diluted weighted average common shares outstanding	105.9	106.5	105.9	107.0
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
millions	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net loss	$(498)	$(425)	$(437)	$(743)
Other comprehensive income
Pension and postretirement adjustments, net of tax	46	11	138	74
Deferred gain on derivatives, net of tax	—	14	5	8
Currency translation adjustments, net of tax	4	(24)	4	(47)
Total other comprehensive income	50	1	147	35
Comprehensive loss	(448)	(424)	(290)	(708)
Comprehensive (income) loss attributable to noncontrolling interests	—	4	(5)	7
Comprehensive loss attributable to Holdings’ shareholders	$(448)	$(420)	$(295)	$(701)
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets

	(Unaudited)
millions	October 27, 2012	October 29, 2011	January 28, 2012
ASSETS
Current assets
Cash and cash equivalents	$622	$591	$747
Restricted cash	11	8	7
Accounts receivable	665	653	695
Merchandise inventories	9,567	10,941	8,407
Prepaid expenses and other current assets	413	617	388
Current assets of discontinued operations	—	226	—
Total current assets	11,278	13,036	10,244
Property and equipment, net	6,174	6,796	6,577
Goodwill	674	1,392	841
Trade names and other intangible assets	2,894	2,950	2,937
Other assets	782	1,056	782
Non-current assets of discontinued operations	—	376	—
TOTAL ASSETS	$21,802	$25,606	$21,381
LIABILITIES
Current liabilities
Short-term borrowings	$1,890	$2,002	$1,175
Current portion of long-term debt and capitalized lease obligations	154	157	230
Merchandise payables	3,851	4,471	2,912
Other current liabilities	2,818	2,927	2,892
Unearned revenues	940	948	964
Other taxes	516	502	523
Short-term deferred tax liabilities	506	214	516
Current liabilities of discontinued operations	—	148	—
Total current liabilities	10,675	11,369	9,212
Long-term debt and capitalized lease obligations	1,960	2,073	2,088
Pension and postretirement benefits	2,260	1,859	2,738
Other long-term liabilities	2,137	2,227	2,186
Long-term deferred tax liabilities	869	—	816
Non-current liabilities of discontinued operations	—	362	—
Total Liabilities	17,901	17,890	17,040
Commitments and contingencies
EQUITY
Total Equity	3,901	7,716	4,341
TOTAL LIABILITIES AND EQUITY	$21,802	$25,606	$21,381
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	39 Weeks Ended
millions	October 27, 2012	October 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(437)	$(743)
Loss from discontinued operations, net of tax	—	10
Loss from continuing operations	(437)	(733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	625	641
Gain on sales of assets	(436)	(35)
Pension and postretirement plan contributions	(493)	(323)
Settlement of Canadian dollar hedges	6	(23)
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	49	(129)
Merchandise inventories	(1,583)	(1,981)
Merchandise payables	974	1,420
Income and other taxes	(33)	(260)
Mark-to-market adjustments and settlements on Sears Canada U.S. dollar collar contracts	1	2
Other operating assets	(69)	22
Other operating liabilities	115	73
Net cash used in operating activities—continuing operations	(1,281)	(1,326)
Net cash provided by operating activities—discontinued operations	—	18
Net cash used in operating activities	(1,281)	(1,308)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	511	44
Net (increase) decrease in investments and restricted cash	(4)	7
Purchases of property and equipment	(257)	(315)
Net cash provided by (used in) investing activities—continuing operations	250	(264)
Net cash provided by investing activities—discontinued operations	—	11
Net cash provided by (used in) investing activities	250	(253)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	3	4
Repayments of long-term debt	(247)	(597)
Increase in short-term borrowings, primarily 90 days or less	715	1,642
Sears Hometown and Outlet Stores, Inc. pre-separation funding	100	—
Proceeds from the sale of Sears Hometown and Outlet Stores, Inc.	347	—
Debt issuance costs	(3)	(35)
Purchase of Sears Canada shares	(10)	(32)
Purchase of treasury stock	—	(163)
Net cash provided by financing activities—continuing operations	905	819
Net cash used in financing activities—discontinued operations	—	(29)
Net cash provided by financing activities	905	790
Effect of exchange rate changes on cash and cash equivalents	1	3
NET DECREASE IN CASH AND CASH EQUIVALENTS	(125)	(768)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	747	1,359
CASH AND CASH EQUIVALENTS, END OF PERIOD	$622	$591
Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$48	$90
Cash interest paid	168	186
Unpaid liability to acquire equipment and software	65	55
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Equity
(Unaudited)

	Equity Attributable to Holdings’ Shareholders
millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 29, 2011	109	$1	$(5,826)	$10,185	$4,930	$(779)	$103	$8,614
Comprehensive loss
Net loss	—	—	—	—	(737)	—	(6)	(743)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	70	4	74
Deferred gain on derivatives, net of tax	—	—	—	—	—	8	—	8
Currency translation adjustments, net of tax	—	—	—	—	—	(42)	(5)	(47)
Total Comprehensive Loss								(708)
Stock awards	—	—	17	(13)	—	—	—	4
Purchase of Sears Canada shares	—	—	—	(20)	—	(1)	(11)	(32)
Shares repurchased	(2)	—	(163)	—	—	—	—	(163)
Associate stock purchase	—	—	3	—	—	—	—	3
Other	—	—	—	—	—	—	(2)	(2)
Balance at October 29, 2011	107	$1	$(5,969)	$10,152	$4,193	$(744)	$83	$7,716
Balance at January 28, 2012	106	$1	$(5,981)	$10,005	$1,865	$(1,609)	$60	$4,341
Comprehensive loss
Net income (loss)	—	—	—	—	(441)	—	4	(437)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	137	1	138
Deferred gain on derivatives, net of tax	—	—	—	—	—	5	—	5
Currency translation adjustments, net of tax	—	—	—	—	—	4	—	4
Total Comprehensive Loss								(290)
Stock awards	—	—	7	(1)	—	—	—	6
Purchase of Sears Canada shares	—	—	—	(3)	—	(1)	(6)	(10)
Associate stock purchase	—	—	3	—	—	—	—	3
Separation of Sears Hometown and Outlet Stores, Inc.	—	—	—	(149)		—	—	(149)
Balance at October 27, 2012	106	$1	$(5,971)	$9,852	$1,424	$(1,464)	$59	$3,901

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Sears Holdings Corporation (“Holdings”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings (together with its subsidiaries, “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), on March 24, 2005. We are a broadline retailer with 2,066 full-line and 52 specialty retail stores in the United States, operating through Kmart and Sears, and 483 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 96%-owned subsidiary.
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
Depreciation Expense
Depreciation expense included within depreciation and amortization expense reported on the Condensed Consolidated Statements of Operations was $198 million, $586 million, $196 million and $599 million for the 13- and 39- week periods ended October 27, 2012 and October 29, 2011, respectively.
Spin-Off of Orchard Supply Hardware Stores Corporation
On December 30, 2011, we completed the spin-off to our shareholders of all the capital stock of Orchard Supply Hardware Stores Corporation (“Orchard”) that was owned by Holdings immediately prior to the spin-off. Holdings has no significant continuing involvement in the operations of Orchard. Accordingly, the operating results for Orchard are presented as discontinued operations in the accompanying Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Comprehensive Loss for the 13- and 39- week periods ended October 29, 2011, and the current and non-current assets and liabilities of Orchard are presented separately in the accompanying Condensed Consolidated Balance Sheet at October 29, 2011. In addition, the cash flows from operating, investing and financing activities for Orchard have been separately stated as discontinued operations in the accompanying Condensed Consolidated Statement of Cash Flows for the 39- week period ended October 29, 2011. The Notes to Condensed Consolidated Financial Statements have been restated to exclude the impact of Orchard for all periods presented. Prior to completion of the spin-off, Orchard’s results of operations, financial position and cash flows were presented within the Sears Domestic segment.
Separation of Sears Hometown and Outlet Businesses
On October 11, 2012, we completed the separation of our Sears Hometown and Outlet businesses through a rights offering transaction. Holdings received gross proceeds of $446.5 million with respect to the transaction, consisting of $346.5 million for the sale of Sears Hometown and Outlet Stores, Inc. ("SHO") common shares and $100 million through a dividend from SHO prior to the separation. Prior to the separation, SHO entered into an asset-based senior secured revolving credit facility with a group of financial institutions to provide (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million. Borrowings of $100 million from this revolving credit facility were used to fund the dividend paid to Holdings. We accounted for this separation in accordance with accounting standards applicable to common control transactions as ESL Investments, Inc. (together with its affiliated funds, "ESL") is a majority shareholder of Holdings and became a majority shareholder of SHO as a result of exercising subscription rights pursuant to the rights offering. Accordingly, we classified the difference between the proceeds received and the carrying value of net assets contributed to SHO as a reduction of capital in excess of par value in the Consolidated Statement of Equity for the period ended October 27, 2012.
In connection with the separation, Holdings and certain of its subsidiaries entered into various agreements with SHO under the terms described in Note 14. Because of the various agreements with SHO, Holdings has determined that it has significant continuing cash flows with SHO. Accordingly, the operating results for SHO through the date of the separation are presented within the consolidated continuing operations of Holdings and the Sears Domestic segment in the accompanying Condensed

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Consolidated Financial Statements. Additionally, Holdings has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 14 to the Condensed Consolidated Financial Statements for further information related to the agreements with SHO.
Goodwill
Changes in the carrying amount of goodwill by segment, which reflects the impact related to the separation of SHO, are as follows:

millions	Sears Domestic	Sears Canada	Total
Balance, January 29, 2011 and October 29, 2011:
Goodwill	$1,097	$295	$1,392
2011 activity:
Impairment charges	(551)	—	(551)
Balance, January 28, 2012	546	295	841
2012 activity:
Separation of Sears Hometown and Outlet Stores, Inc.	(167)	—	(167)
Balance, October 27, 2012	$379	$295	$674

NOTE 2 – BORROWINGS
Total borrowings were as follows:

millions	October 27, 2012	October 29, 2011	January 28, 2012
Short-term borrowings:
Unsecured commercial paper	$417	$350	$337
Secured borrowings	1,473	1,652	838
Long-term debt, including current portion:
Notes and debentures outstanding	1,668	1,756	1,863
Capitalized lease obligations	446	474	455
Total borrowings	$4,004	$4,232	$3,493
The fair value of long-term debt, excluding capitalized lease obligations, was $1.5 billion at October 27, 2012, October 29, 2011 and January 28, 2012. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 4 to the Condensed Consolidated Financial Statements.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At October 27, 2012, October 29, 2011 and January 28, 2012, we had outstanding commercial paper borrowings of $417 million, $350 million and $337 million, respectively. ESL held $325 million, $220 million and $250 million, respectively, of our commercial paper at October 27, 2012, October 29, 2011 and January 28, 2012, including $178 million, $100 million and $130 million, respectively, held by Edward S. Lampert. See Note 14 for further discussion of these borrowings.
Domestic Credit Agreement
During the first quarter of 2011, we entered into a $3.275 billion credit agreement (the “Domestic Credit Agreement”) which expires in April 2016. We view this credit facility as our most cost efficient funding mechanism and therefore use it as a primary source of funding.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Domestic Credit Agreement includes a $1.5 billion letter of credit sub-limit and an uncommitted accordion feature that provides us the flexibility, subject to certain terms and conditions, to use the existing collateral under the credit facility to obtain an aggregate amount of up to $1.0 billion in additional borrowing capacity if we so choose. The Domestic Credit Agreement permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion second lien notes were outstanding at October 27, 2012, providing the Company the capacity to issue up to an additional $760 million in second lien indebtedness. The Domestic Credit Agreement is in place as a funding source for general corporate purposes and is an asset based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Domestic Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability.
The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. Based on availability, none of these requirements was in effect at October 27, 2012.
At October 27, 2012, October 29, 2011 and January 28, 2012, we had $1.5 billion, $1.7 billion and $838 million, respectively, of borrowings and $779 million, $622 million and $626 million, respectively, of letters of credit outstanding under the Domestic Credit Agreement. As a result, our availability under the agreement was $1.0 billion, $1.0 billion and $1.8 billion, respectively, at October 27, 2012, October 29, 2011 and January 28, 2012. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
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
Sears Canada Credit Agreement
In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on inventory and credit card receivables. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At October 27, 2012 and October 29, 2011, we had no borrowings outstanding under the Sears Canada Facility. At January 28,

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2012, we had approximately $101 million ($101 million Canadian) of borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $734 million ($733 million Canadian), $800 million ($794 million Canadian) and $415 million ($415 million Canadian), respectively, at October 27, 2012, October 29, 2011 and January 28, 2012. The current availability may be reduced by reserves currently estimated by the Company to be $300 million which may be applied by the lenders at their discretion pursuant to the Credit Facility agreement. The availability reserves are the result of judicial developments relating to the priorities of pension liability relative to certain secured obligations and ensuing negotiations with the Company's lenders. These judicial developments are currently under review by the Supreme Court of Canada. Subsequent to October 27, 2012, the Company signed an amendment to its Credit Facility agreement which would provide additional security to the lenders, with respect to the Company's unfunded pension liability by pledging certain real estate assets in an amount up to $300 million as collateral thereby partially reducing the potential reserve amounts the lenders could apply. The potential additional reserve amount may increase or decrease in the future based on estimated pension liabilities and the outcome of the matter currently under review by the Supreme Court of Canada.
Letters of Credit Facility
On January 20, 2011, we and certain of our subsidiaries entered into a letter of credit facility (the “LC Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which Wells Fargo may, on a discretionary basis and with no commitment, agree to issue standby letters of credit upon our request in an aggregate amount not to exceed $500 million for general corporate purposes. Any letters of credit issued under the LC Facility are secured by a first priority lien on cash placed on deposit at Wells Fargo pursuant to a pledge and security agreement in an amount equal to 103% of the face value of all issued and outstanding letters of credit. The LC Facility has a term ending on January 20, 2014, unless terminated sooner pursuant to its terms. Wells Fargo may, in its sole discretion, terminate the LC Facility at any time. At October 27, 2012, October 29, 2011 and January 28, 2012, no letters of credit were outstanding under the facility. We may replace any letters of credit issued under our LC Facility with letters of credit issued under the Domestic Credit Agreement and as such, any cash collateral is considered unrestricted cash.
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
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears utilizes two securitization structures to issue specific securities in which Sears Re invests its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 125 full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued securities that are secured by the mortgages and collateral assignments of the store leases. Sears Re and two other indirect wholly owned subsidiaries of Holdings own $1.3 billion (par value) of these mortgage-backed securities. Payments to Sears Re on these securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to Sears Re on these asset-backed securities are funded by the royalty payments. The issuers of these mortgage-backed and asset-backed securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. Since the inception of the REMIC and KCD IP, LLC, these mortgage-backed and asset-backed securities have been entirely held by our wholly owned consolidated subsidiaries in support of our insurance activities. At October 27, 2012, October 29, 2011 and January 28, 2012, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.8 billion at October 27, 2012, October 29, 2011 and January 28, 2012.

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
Sears Canada Hedges of Merchandise Purchases
Sears Canada had no outstanding foreign currency collar contracts at October 27, 2012 or January 28, 2012. Sears Canada had entered into foreign currency collar contracts with a total notional value of $57 million at October 29, 2011. As discussed previously, these collar contracts were used to hedge Sears Canada’s purchase of inventory under U.S. dollar denominated contracts. We recorded mark-to-market adjustments based on the total notional value of these outstanding collar contracts at the end of each period. We recorded mark-to-market liabilities related to these foreign currency collar contracts of $1 million at October 29, 2011.
We record the earnings impact of mark-to-market and settlement adjustments for foreign currency collar contracts in other income (loss) at the end of each period. We recorded mark-to-market and settlement gains on these contracts of $11 million and $3 million for the 13- and 39- week periods ended October 29, 2011, respectively.

Sears Canada’s above noted foreign currency collar contracts were entered into as a hedge of merchandise purchase contracts denominated in U.S. currency. We also record mark-to-market adjustments for the value of the merchandise purchase contracts (considered embedded derivatives under relevant accounting rules) at the end of each period. We recorded assets of $1 million at January 28, 2012 related to the fair value of these embedded derivatives.
We record the earnings impact of mark-to-market and settlement adjustments related to the embedded derivative in the merchandise purchase contracts in other income (loss) at the end of each period. We recorded net mark-to-market gains and settlements of $2 million for the 39-week period ended October 27, 2012. We recorded mark-to-market and settlement losses of $6 million and $5 million for the 13- and 39- week periods ended October 29, 2011, respectively.
We recorded total mark-to-market gains and settlements of $2 million in other income (loss) for the 39-week period ended October 27, 2012. At October 29, 2011, we had net derivative mark-to-market liabilities related to the collar contracts and embedded derivatives of $1 million. We recorded total mark-to-market gains and settlements of $5 million and total mark-to-market losses and settlements of $2 million in other income (loss) for the 13- and 39- week periods ended October 29, 2011, respectively. See Note 4 for further information regarding fair value of these collar and merchandise purchase contracts and the respective balance sheet classifications at October 27, 2012, October 29, 2011 and January 28, 2012.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hedges of Net Investment in Sears Canada
At October 29, 2011 and January 28, 2012, we had foreign currency forward contracts outstanding with a total Canadian notional value of $629 million, and with a weighted-average remaining life of 0.7 years at October 29, 2011 and 0.1 years at January 28, 2012. We had no foreign currency forward contracts outstanding at October 27, 2012. These contracts were designated and qualified as hedges of the foreign currency exposure of our net investment in Sears Canada. Accordingly, the aggregate fair value of the forward contracts outstanding at October 29, 2011 of approximately $14 million was recorded as an asset on our Condensed Consolidated Balance Sheet, and the aggregate fair value of the forward contracts outstanding at January 28, 2012 of approximately $(6) million was recorded as a liability on our Condensed Consolidated Balance Sheet. The increase in fair value of $14 million related to the forward contract outstanding at October 29, 2011, net of tax, was recorded as a component of other comprehensive loss for the 39-week period ended October 29, 2011.
We settled foreign currency forward contracts during 2012 and received net amounts of $6 million for the 39-week period ended October 27, 2012, relative to these contract settlements. We settled foreign currency forward contracts during 2011 and paid net amounts of $23 million for the 39-week period ended October 29, 2011, relative to these contract settlements. As hedge accounting was applied to these contracts, an offsetting amount was recorded as a component of other comprehensive loss.
Our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had no cash collateral posted under these contracts at October 27, 2012 or October 29, 2011 and $5 million at January 28, 2012.

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
Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities and domestic cash and cash equivalents are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt is disclosed in Note 2 to the Condensed Consolidated Financial Statements. The following tables provide the fair value measurement amounts for other financial assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value at October 27, 2012, October 29, 2011 and January 28, 2012:

	Total Fair Value Amounts at
millions	October 27, 2012	Level 1	Level 2	Level 3
Cash equivalents(1)	$160	$160	$—	$—
Restricted cash(2)	11	11	—	—
Total	$171	$171	$—	$—

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Total Fair Value Amounts at
millions	October 29, 2011	Level 1	Level 2	Level 3
Cash equivalents(1)	$99	$99	$—	$—
Restricted cash(2)	8	8	—	—
Foreign currency derivative assets(3)	14	—	14	—
Foreign currency derivative liabilities(4)	(1)	—	(1)	—
Total	$120	$107	$13	$—

	Total Fair Value Amounts at
millions	January 28, 2012	Level 1	Level 2	Level 3
Cash equivalents(1)	$341	$341	$—	$—
Restricted cash(2)	7	7	—	—
Foreign currency derivative assets(3)	1	—	1	—
Foreign currency derivative liabilities(4)	(6)	—	(6)	—
Total	$343	$348	$(5)	$—

(1)	Included within Cash and cash equivalents in our Condensed Consolidated Balance Sheets.

(2)	Included within Restricted cash in our Condensed Consolidated Balance Sheets.

(3)	Included within Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

(4)	Included within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets.
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
NOTE 5 – SEARS CANADA
Sears Canada Share Repurchases
During the second quarter of 2011, Sears Canada renewed its Normal Course Issuer Bid with the Toronto Stock Exchange that permits it to purchase for cancellation up to 5% of its issued and outstanding common shares, representing approximately 5.3 million common shares. The purchase authorization expired on May 24, 2012. Prior to the expiration, Sears Canada purchased and canceled approximately 0.9 million common shares for $10 million during the 39-week period ended October 27, 2012.
Sears Holdings Ownership of Sears Canada
At October 27, 2012, October 29, 2011, and January 28, 2012, Sears Holdings was the beneficial holder of approximately 97 million, or 96%, 97 million, or 94%, and 97 million, or 95%, respectively, of the common shares of Sears Canada.
Partial Spin-Off
On November 13, 2012, we completed a partial spin-off (the “spin-off”) of our interest in Sears Canada. Prior to the spin-off, Holdings owned approximately 96% of the issued and outstanding common shares of Sears Canada. In connection with the spin-off, we distributed approximately 45 million common shares of Sears Canada held by Holdings on a pro rata basis to holders of Holdings' common stock. Following the spin-off, Holdings was beneficial holder of approximately 51% of the issued and outstanding common shares of Sears Canada, and as such, Holdings expects to maintain control of Sears Canada and will continue to consolidate the results of Sears Canada. We will account for the spin-off as an equity transaction in accordance with accounting standards applicable to noncontrolling interests. Accordingly, we will reclassify a portion of our ownership interest in Sears Canada and accumulated other comprehensive loss to noncontrolling interest in the Consolidated Statement of Equity for the period ended February 2, 2013.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6 – STORE CLOSINGS, CONVERSIONS AND REAL ESTATE TRANSACTIONS
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that we believe can be realized through sub-leasing the leased space. During the first nine months of 2012, we closed 91 stores we previously announced would close and recorded charges of $40 million at Sears Domestic and $7 million at Kmart for the related lease obligations. We recorded charges of $1 million at Sears Domestic related to closed store lease obligations during the first nine months of 2011. We expect to record an additional charge of approximately $30 million in the fourth quarter of 2012 related to stores we had previously made the decision to close.

We made the decision to close 39 and 4 stores in our Kmart segment, and 12 and 6 stores in our Sears Domestic segment during the third quarter of 2012 and 2011, respectively, and change the format of 8 stores in our Sears Domestic segment during the third quarter of 2011. Store closing costs recorded for the 13- and 39- week periods ended October 27, 2012 and October 29, 2011 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$18	$7	$(4)	$6	$5	$32
Sears Domestic	14	(1)	1	(6)	4	12
Sears Canada	—	1	(1)	3	—	3
Total costs for the 13-week period ended October 27, 2012	$32	$7	$(4)	$3	$9	$47

Kmart	$4	$—	$—	$1	$—	$5
Sears Domestic	10	1	—	2	—	13
Sears Canada	—	5	—	—	—	5
Total costs for the 13-week period ended October 29, 2011	$14	$6	$—	$3	$—	$23

Kmart	$18	$7	$7	$6	$6	$44
Sears Domestic	14	(1)	40	(6)	10	57
Sears Canada	—	3	(1)	3	—	5
Total costs for the 39-week period ended October 27, 2012	$32	$9	$46	$3	$16	$106

Kmart	$11	$1	$—	$3	$—	$15
Sears Domestic	26	11	1	7	8	53
Sears Canada	—	5	—	—	—	5
Total costs for the 39-week period ended October 29, 2011	$37	$17	$1	$10	$8	$73

(1)	Recorded within Cost of sales, buying and occupancy on the Condensed Consolidated Statements of Operations.

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Store closing cost accruals of $159 million, $80 million and $159 million at October 27, 2012, October 29, 2011 and January 28, 2012, respectively, were as follows:

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at October 29, 2011	$11	$65	$4	$80
Store closing costs	56	4	36	96
Payments/utilizations	(8)	(5)	(4)	(17)
Balance at January 28, 2012	59	64	36	159
Store closing costs	9	63	3	75
Store closing capital lease obligations	—	9	—	9
Payments/utilizations	(46)	(16)	(22)	(84)
Balance at October 27, 2012	$22	$120	$17	$159
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
NOTE 7 – EQUITY
Share Repurchase Program
During the 13- and 39- week periods ended October 27, 2012, we repurchased no shares of our common stock under our common share repurchase program. During the 13- and 39- week periods ended October 29, 2011, we repurchased 0.2 million and 2.2 million of our common shares at a total cost of $9 million and $163 million, respectively, under our common share repurchase program. Our repurchases for the 13- and 39- week periods ended October 29, 2011 were made at average prices of $52.58 and $74.80 per share, respectively. At October 27, 2012, we had approximately $504 million of remaining authorization under our common share repurchase program.
The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.
 Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	October 27, 2012	October 29, 2011	January 28, 2012
Pension and postretirement adjustments (net of tax of $(488), $(442) and $(492), respectively)	$(1,440)	$(715)	$(1,575)
Cumulative unrealized derivative gain (loss) (net of tax of $0, $5 and $0, respectively)	—	9	(5)
Currency translation adjustments (net of tax of $(26), $(34) and $(26), respectively)	(24)	(38)	(29)
Accumulated other comprehensive loss	$(1,464)	$(744)	$(1,609)
Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accumulated other comprehensive loss attributable to noncontrolling interests at October 27, 2012, October 29, 2011, and January 28, 2012 was $7 million, $5 million and $9 million, respectively.
Income Tax Expense Allocated to Each Component of Other Comprehensive Income (Loss)
Income tax expense allocated to each component of other comprehensive income (loss) was as follows:

	13 Weeks Ended October 27, 2012			13 Weeks Ended October 29, 2011
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income (loss)
Pension and postretirement adjustments	$48	$(2)	$46	$20	$(9)	$11
Deferred gain (loss) on derivatives	—	—	—	22	(8)	14
Currency translation adjustments	5	(1)	4	(24)	—	(24)
Total other comprehensive income (loss)	$53	$(3)	$50	$18	$(17)	$1
	39 Weeks Ended October 27, 2012			39 Weeks Ended October 29, 2011
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Other comprehensive income (loss)
Pension and postretirement adjustments	$143	$(5)	$138	$114	$(40)	$74
Deferred gain (loss) on derivatives	5	—	5	13	(5)	8
Currency translation adjustments	4	—	4	(74)	27	(47)
Total other comprehensive income (loss)	$152	$(5)	$147	$53	$(18)	$35

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

	13 Weeks Ended		39 Weeks Ended
millions	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Components of net periodic expense:
Benefits earned during the period	$—	$1	$—	$5
Interest cost	96	100	288	292
Expected return on plan assets	(93)	(93)	(279)	(271)
Amortization of experience losses	48	17	143	51
Net periodic expense	$51	$25	$152	$77

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Contributions
During the 13- and 39- week periods ended October 27, 2012, we made total contributions of $329 million and $493 million, respectively, to our pension and postretirement plans. During the 13- and 39- week periods ended October 29, 2011, we made total contributions of $180 million and $323 million, respectively, to our pension and postretirement plans. We anticipate making aggregate contributions to our domestic and Canadian defined benefit and postretirement plans of approximately $91 million over the remainder of 2012.
In our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, we disclosed that we expected our contributions to our domestic pension plans to be approximately $310 million in 2012 and $740 million in 2013. As previously reported, on July 6, 2012, federal legislation signed into law allows pension plan sponsors to use higher interest rate assumptions in valuing plan liabilities and determining funding obligations. As a result of this legislation, the Company's domestic pension plan was within $203 million of being 80% funded under applicable law. As disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012, we may elect, in our discretion, to contribute more to our pension plan than the minimum amounts required under applicable law. In order to reduce the risks of gross pension obligations, the Company elected to contribute an additional $203 million to its domestic pension plan on September 14, 2012, after which its domestic pension plan was 80% funded under applicable law.
Effective September 17, 2012, the Company amended its domestic pension plan, primarily related to lump sum benefit eligibility, and began notifying certain former employees of the Company of its offer to pay those employees' pension benefit in a lump sum. Former employees eligible for the voluntary lump sum payment option are generally those who are vested traditional formula participants of the Plan who terminated employment prior to January 1, 2012 and who have not yet started receiving monthly payments of their pension benefits.
The Company is offering the one-time voluntary lump sum window in an effort to reduce its long-term pension obligations and ongoing annual pension expense. This voluntary offer was made to approximately 86,000 eligible terminated vested participants, representing approximately $2.0 billion of the Company's total qualified pension plan liabilities. Eligible participants will have until November 19, 2012 to make their election. The Company expects to make the payments in December 2012 and will fund the payments from existing pension plan assets.
NOTE 9 – INCOME TAXES
At October 27, 2012, we had gross unrecognized tax benefits of $159 million. Of this amount, $92 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13- and 39- week periods ended October 27, 2012, gross unrecognized tax benefits were decreased by $2 million and $33 million, respectively, due to federal, foreign, and state audit activity. We expect that our unrecognized tax benefits could decrease by as much as $31 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At October 27, 2012, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $60 million ($41 million net of federal benefit). The total amount of net interest expense recognized as part of income tax expense in our Condensed Consolidated Statements of Operations was $1 million (net of federal benefit) and $3 million (net of federal benefit) for the 13- and 39- week periods ended October 27, 2012, respectively.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance as the year progresses for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset in future years.
In connection with the separation of SHO, the Company incurred a taxable gain of $266 million. The gain primarily related to the determination that the fair value of the consideration received exceeded the tax basis of the net assets of SHO at the date of the separation. The amount of taxes otherwise payable resulting from the gain was reduced by utilization of $105 million of deferred tax assets, primarily NOL carryforwards. As the Company had previously recorded a valuation allowance against these NOL carryforwards, $105 million of the related valuation allowance was released upon their utilization.
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
In October 2012, we completed the separation of SHO. As a result of the separation, the Company will evaluate the need to update its reporting structure. We continue to assess the impact a new reporting structure may have on the business segment information used by our Chief Operating Decision Maker to operate Holdings on an ongoing basis.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	13 Weeks Ended October 27, 2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$881	$2,671	$558	$4,110
Apparel and Soft Home	917	1,263	443	2,623
Food and Drug	1,263	9	—	1,272
Service and Other	20	781	51	852
Total merchandise sales and services	3,081	4,724	1,052	8,857
Costs and expenses
Cost of sales, buying and occupancy	2,409	3,448	747	6,604
Selling and administrative	800	1,393	303	2,496
Depreciation and amortization	39	145	27	211
Gain on sales of assets	(3)	(17)	(6)	(26)
Total costs and expenses	3,245	4,969	1,071	9,285
Operating loss	$(164)	$(245)	$(19)	$(428)
Total assets	$5,216	$13,690	$2,896	$21,802
Capital expenditures	$23	$52	$21	$96

	13 Weeks Ended October 29, 2011
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$966	$2,895	$577	$4,438
Apparel and Soft Home	969	1,328	469	2,766
Food and Drug	1,387	9	—	1,396
Service and Other	21	722	62	805
Total merchandise sales and services	3,343	4,954	1,108	9,405
Costs and expenses
Cost of sales, buying and occupancy	2,578	3,622	811	7,011
Selling and administrative	838	1,487	310	2,635
Depreciation and amortization	37	146	27	210
Gain on sales of assets	(2)	(2)	—	(4)
Total costs and expenses	3,451	5,253	1,148	9,852
Operating loss	$(108)	$(299)	$(40)	$(447)
Total assets	$6,729	$16,012	$2,865	$25,606
Capital expenditures	$21	$75	$26	$122

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	39 Weeks Ended October 27, 2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$2,882	$8,775	$1,629	$13,286
Apparel and Soft Home	3,003	3,715	1,215	7,933
Food and Drug	3,922	32	—	3,954
Service and Other	63	2,202	156	2,421
Total merchandise sales and services	9,870	14,724	3,000	27,594
Costs and expenses
Cost of sales, buying and occupancy	7,560	10,546	2,137	20,243
Selling and administrative	2,315	4,197	866	7,378
Depreciation and amortization	110	437	78	625
Gain on sales of assets	(17)	(250)	(169)	(436)
Total costs and expenses	9,968	14,930	2,912	27,810
Operating income (loss)	$(98)	$(206)	$88	$(216)
Total assets	$5,216	$13,690	$2,896	$21,802
Capital expenditures	$90	$110	$57	$257

	39 Weeks Ended October 29, 2011
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$3,098	$9,374	$1,732	$14,204
Apparel and Soft Home	3,107	3,788	1,377	8,272
Food and Drug	4,176	26	—	4,202
Service and Other	65	2,152	188	2,405
Total merchandise sales and services	10,446	15,340	3,297	29,083
Costs and expenses
Cost of sales, buying and occupancy	8,011	11,175	2,358	21,544
Selling and administrative	2,436	4,368	939	7,743
Depreciation and amortization	111	452	78	641
Gain on sales of assets	(9)	(26)	—	(35)
Total costs and expenses	10,549	15,969	3,375	29,893
Operating loss	$(103)	$(629)	$(78)	$(810)
Total assets	$6,729	$16,012	$2,865	$25,606
Capital expenditures	$73	$178	$64	$315

NOTE 11 – SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at October 27, 2012, October 29, 2011 and January 28, 2012 consisted of the following:

millions	October 27, 2012	October 29, 2011	January 28, 2012
Unearned revenues	$796	$788	$778
Self-insurance reserves	724	764	743
Other	617	675	665
Total	$2,137	$2,227	$2,186

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 12 – LEGAL PROCEEDINGS
We are a defendant in several lawsuits containing class or collective action allegations in which the plaintiffs are current and former hourly and salaried associates who allege violations of various wage and hour laws, rules and regulations pertaining to alleged misclassification of certain of our employees and the failure to pay overtime and/or the failure to pay for missed meal and rest periods. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Further, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We also are a defendant in several putative or certified class action lawsuits in California relating to alleged failure to comply with California laws pertaining to certain operational, marketing and payroll practices. The California laws alleged to have been violated in each of these lawsuits provide the potential for significant statutory penalties. At this time, the Company is not able to either predict the outcome of these lawsuits or reasonably estimate a potential range of loss with respect to the lawsuits.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
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
NOTE 14 – RELATED PARTY DISCLOSURE
Our Board has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf. ESL beneficially owned approximately 62% of our outstanding common stock at October 27, 2012.
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
During the first nine months of 2012 and 2011, ESL and its affiliates purchased unsecured commercial paper issued by Sears Roebuck Acceptance Corp. (“SRAC”), an indirect wholly owned subsidiary of Sears Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate, and principal amount outstanding for this commercial paper was 27.9 days, 1.90% and $202 million and 32.4 days, 1.10% and $221 million, respectively, in 2012 and 2011. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2012 was $325 million and the aggregate amount of interest paid by SRAC to ESL during the first nine months of 2012 was $3 million. ESL held $325 million, $220 million and $250 million, respectively, in principal amount of commercial paper at October 27, 2012, October 29, 2011 and January 28, 2012, which included $178 million, $100 million and $130 million, respectively, held by Mr. Lampert. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
In 2011, the Audit Committee approved the purchase from third parties from time to time by Mr. Lampert and ESL of the Company’s 6 5/8% Senior Secured Notes due 2018 (the “6 5/8% Notes”) and unsecured notes issued by SRAC and another indirect wholly owned subsidiary of Sears Holdings, Sears DC Corp. (the “Subsidiary Notes”). In 2011, Mr. Lampert and ESL purchased an aggregate of $95 million of principal amount of 6 5/8% Notes and $10 million of principal amount of Subsidiary

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Notes. At October 27, 2012, Mr. Lampert and ESL held an aggregate of $95 million of principal amount of 6 5/8% Notes and $1 million and $4 million, respectively, of principal amount of Subsidiary Notes. At January 28, 2012, Mr. Lampert and ESL held an aggregate of $95 million of principal amount of 6 5/8% Notes and $4 million and $10 million, respectively, of principal amount of Subsidiary Notes.
On January 26, 2012, ESL entered into an agreement with a financial institution to acquire from the financial institution an undivided participating interest in a certain percentage of its rights and obligations under trade receivable put agreements that were entered into with certain vendors of the Company. These agreements generally provide that, in the event of a bankruptcy filing by the Company, the financial institution will purchase such vendors’ accounts receivable arising from the sale of goods or services to the Company. ESL may from time to time choose to purchase an 80% undivided participating interest in the rights and obligations primarily arising under future trade receivable put agreements that the financial institution enters into with our vendors during the term of its agreement. The Company is neither a party nor will become a party to any of these agreements. At October 27, 2012 and January 28, 2012, ESL held a participation interest totaling $315 million and $93.3 million, respectively, in the financial institution’s agreements relating to the Company.
ESL owns 62.5% of the outstanding common stock of SHO (based on publicly available information as of October 8, 2012). Holdings, and certain of its subsidiaries, engage in transactions with SHO pursuant to various agreements with SHO which, among other things, (1) govern the principal transactions relating to the rights offering and certain aspects of our relationship with SHO following the separation, (2) establish terms under which Holdings and certain of its subsidiaries will provide SHO with services, and (3) establish terms pursuant to which Holdings and certain of its subsidiaries will obtain merchandise for SHO.
These agreements were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of the separation. The Company believes that the methods by which costs are allocated are reasonable and are based on prorated estimates of costs expected to be incurred by Holdings. A summary of the nature of related party transactions is as follows:

•
SHO obtains a significant amount of its merchandise from Holdings, leveraging the benefit of Holdings' purchasing organization. We have also entered into certain agreements with SHO to provide logistics, handling, warehouse and transportation services. SHO also pays a royalty related to the sale of Kenmore, Craftsman and DieHard products and fees for participation in the Shop Your Way Rewards program.

•	SHO receives commissions from Holdings for the sale of merchandise made through www.sears.com, extended service agreements, delivery and handling services and credit revenues.

•	Holdings provides SHO with shared corporate services. These services include accounting and finance, legal, human resources, information technology and real estate.
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of ten days after the invoice date. Holdings invoices SHO on a weekly basis.
Also in connection with the separation, the Company entered into an agreement with SHO and the agent under SHO's secured credit facility, whereby Holdings committed to continue to provide services to SHO in connection with a realization on the lender's collateral after default under the secured credit facility, notwithstanding SHO's default under the underlying agreement with us, and to provide certain notices and services to the agent, for so long as any obligations remain outstanding under the secured credit facility.

 NOTE 15 – GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At October 27, 2012, the principal amount outstanding of the Company’s 6 5/8% senior secured notes due 2018 was $1.24 billion. These notes were issued in 2010 by Sears Holdings Corporation (“Parent”). The notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by SRAC (the “guarantor subsidiaries”). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at October 27, 2012, October 29, 2011 and January 28, 2012, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Income (Loss) for the 13- and 39- week periods ended October 27, 2012 and October 29, 2011, and the Condensed Consolidating Statements of Cash flows for the 39-week periods ended October 27, 2012 and October 29, 2011 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
The following condensed consolidated financial statements had total assets of approximately $675 million and $650 million at October 29, 2011 and January 28, 2012, respectively, for SHO. The assets and liabilities of SHO are reflected within the

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

guarantor subsidiaries balances for these periods. The condensed consolidated financial information as of and for the periods ended October 27, 2012 reflect the effects of the separation of SHO.
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

 Condensed Consolidating Balance Sheet
October 27, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$382	$240	$—	$622
Intercompany receivables	—	—	25,807	(25,807)	—
Accounts receivable	—	511	154	—	665
Merchandise inventories	—	8,544	1,023	—	9,567
Prepaid expenses and other current assets	42	686	472	(776)	424
Total current assets	42	10,123	27,696	(26,583)	11,278
Total property and equipment, net	—	4,515	1,659	—	6,174
Goodwill and intangible assets	—	978	2,590	—	3,568
Other assets	20	267	2,471	(1,976)	782
Investment in subsidiaries	16,728	26,130	—	(42,858)	—
TOTAL ASSETS	$16,790	$42,013	$34,416	$(71,417)	$21,802
Current liabilities
Short-term borrowings	$—	$1,890	$—	$—	$1,890
Current portion of long-term debt and capitalized lease obligations	—	137	17	—	154
Merchandise payables	—	3,354	497	—	3,851
Intercompany payables	12,066	13,741	—	(25,807)	—
Short-term deferred tax liabilities	5	531	—	(30)	506
Other current liabilities	4	2,802	2,214	(746)	4,274
Total current liabilities	12,075	22,455	2,728	(26,583)	10,675
Long-term debt and capitalized lease obligations	1,237	2,823	101	(2,201)	1,960
Pension and postretirement benefits	—	1,820	440	—	2,260
Long-term deferred tax liabilities	—	—	772	97	869
Other long-term liabilities	—	830	1,542	(235)	2,137
Total Liabilities	13,312	27,928	5,583	(28,922)	17,901
EQUITY
Shareholder’s equity	3,478	14,085	28,833	(42,554)	3,842
Noncontrolling interest	—	—	—	59	59
Total Equity	3,478	14,085	28,833	(42,495)	3,901
TOTAL LIABILITIES AND EQUITY	$16,790	$42,013	$34,416	$(71,417)	$21,802

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
October 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$395	$196	$—	$591
Intercompany receivables	—	—	25,435	(25,435)	—
Accounts receivable	127	827	227	(528)	653
Merchandise inventories	—	9,914	1,027	—	10,941
Prepaid expenses and other current assets	14	605	507	(501)	625
Current assets of discontinued operations	—	—	226	—	226
Total current assets	141	11,741	27,618	(26,464)	13,036
Total property and equipment, net	—	5,550	1,246	—	6,796
Goodwill and intangible assets	—	1,740	2,602	—	4,342
Other assets	17	1,405	2,891	(3,257)	1,056
Investment in subsidiaries	20,593	25,616	—	(46,209)	—
Non-current assets of discontinued operations	—	—	376	—	376
TOTAL ASSETS	$20,751	$46,052	$34,733	$(75,930)	$25,606
Current liabilities
Short-term borrowings	$—	$2,002	$—	$—	$2,002
Current portion of long-term debt and capitalized lease obligations	—	140	17	—	157
Merchandise payables	—	3,848	623	—	4,471
Intercompany payables	11,877	13,558	—	(25,435)	—
Short-term deferred tax liabilities	—	262	—	(48)	214
Other current liabilities	4	2,908	2,446	(981)	4,377
Current liabilities of discontinued operations	—	—	148	—	148
Total current liabilities	11,881	22,718	3,234	(26,464)	11,369
Long-term debt and capitalized lease obligations	1,237	3,043	143	(2,350)	2,073
Pension and postretirement benefits	—	1,524	335	—	1,859
Other long-term liabilities	—	842	2,292	(907)	2,227
Non-current liabilities of discontinued operations	—	—	362	—	362
Total Liabilities	13,118	28,127	6,366	(29,721)	17,890
EQUITY
Shareholder’s equity	7,633	17,925	28,367	(46,292)	7,633
Noncontrolling interest	—	—	—	83	83
Total Equity	7,633	17,925	28,367	(46,209)	7,716
TOTAL LIABILITIES AND EQUITY	$20,751	$46,052	$34,733	$(75,930)	$25,606

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended October 27, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$7,772	$1,978	$(893)	$8,857
Cost of sales, buying and occupancy	—	5,940	1,124	(460)	6,604
Selling and administrative	—	2,313	616	(433)	2,496
Depreciation and amortization	—	162	49	—	211
Gain on sales of assets	—	(20)	(6)	—	(26)
Total costs and expenses	—	8,395	1,783	(893)	9,285
Operating income (loss)	—	(623)	195	—	(428)
Interest expense	(57)	(98)	(26)	113	(68)
Interest and investment income	—	11	109	(113)	7
Other income	—	—	2	—	2
Income (loss) from continuing operations before income taxes	(57)	(710)	280	—	(487)
Income tax (expense) benefit	(39)	74	(46)	—	(11)
Equity in earnings in subsidiaries	(402)	153	—	249	—
Net income (loss)	(498)	(483)	234	249	(498)
Loss attributable to noncontrolling interests	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(498)	$(483)	$234	$249	$(498)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended October 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$8,181	$2,109	$(885)	$9,405
Cost of sales, buying and occupancy	—	6,227	1,233	(449)	7,011
Selling and administrative	—	2,375	696	(436)	2,635
Depreciation and amortization	—	167	43	—	210
Gain on sales of assets	—	(4)	—	—	(4)
Total costs and expenses	—	8,765	1,972	(885)	9,852
Operating income (loss)	—	(584)	137	—	(447)
Interest expense	(57)	(94)	(26)	107	(70)
Interest and investment income	—	9	104	(107)	6
Other income	—	—	6	—	6
Income (loss) from continuing operations before income taxes	(57)	(669)	221	—	(505)
Income tax (expense) benefit	20	108	(37)	—	91
Equity in earnings in subsidiaries	(388)	105	—	283	—
Income (loss) from continuing operations	(425)	(456)	184	283	(414)
Loss from discontinued operations, net of tax	—	—	(11)	—	(11)
Net income (loss)	(425)	(456)	173	283	(425)
Loss attributable to noncontrolling interests	—	—	—	4	4
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(425)	$(456)	$173	$287	$(421)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
For the 39 Weeks Ended October 27, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$24,504	$5,748	$(2,658)	$27,594
Cost of sales, buying and occupancy	—	18,315	3,257	(1,329)	20,243
Selling and administrative	1	6,883	1,823	(1,329)	7,378
Depreciation and amortization	—	478	147	—	625
Gain on sales of assets	—	(267)	(169)	—	(436)
Total costs and expenses	1	25,409	5,058	(2,658)	27,810
Operating income (loss)	(1)	(905)	690	—	(216)
Interest expense	(169)	(289)	(80)	339	(199)
Interest and investment income	—	31	336	(339)	28
Other income	—	—	3	—	3
Income (loss) from continuing operations before income taxes	(170)	(1,163)	949	—	(384)
Income tax (expense) benefit	—	109	(162)	—	(53)
Equity in earnings in subsidiaries	(267)	541	—	(274)	—
Net income (loss)	(437)	(513)	787	(274)	(437)
Income attributable to noncontrolling interests	—	—	—	(4)	(4)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(437)	$(513)	$787	$(278)	$(441)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
For the 39 Weeks Ended October 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$25,661	$6,078	$(2,656)	$29,083
Cost of sales, buying and occupancy	—	19,343	3,519	(1,318)	21,544
Selling and administrative	1	7,116	1,964	(1,338)	7,743
Depreciation and amortization	—	511	130	—	641
Gain on sales of assets	—	(35)	—	—	(35)
Total costs and expenses	1	26,935	5,613	(2,656)	29,893
Operating income (loss)	(1)	(1,274)	465	—	(810)
Interest expense	(167)	(286)	(82)	319	(216)
Interest and investment income	—	31	319	(319)	31
Other loss	—	—	(2)	—	(2)
Income (loss) from continuing operations before income taxes	(168)	(1,529)	700	—	(997)
Income tax (expense) benefit	59	330	(125)	—	264
Equity in earnings in subsidiaries	(634)	347	—	287	—
Income (loss) from continuing operations	(743)	(852)	575	287	(733)
Loss from discontinued operations, net of tax	—	—	(10)	—	(10)
Net income (loss)	(743)	(852)	565	287	(743)
Loss attributable to noncontrolling interests	—	—	—	6	6
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(743)	$(852)	$565	$293	$(737)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended October 27, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(498)	$(483)	$234	$249	$(498)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	42	4	—	46
Currency translation adjustments, net of tax	—	—	4	—	4
Unrealized net gain (loss), net of tax	—	(1)	2	(1)	—
Total other comprehensive income (loss)	—	41	10	(1)	50
Comprehensive income (loss)	(498)	(442)	244	248	(448)
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Holdings’ shareholders	$(498)	$(442)	$244	$248	$(448)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended October 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(425)	$(456)	$173	$283	$(425)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	10	1	—	11
Deferred gain on derivatives, net of tax	14	—	—	—	14
Currency translation adjustments, net of tax	—		(24)	—	(24)
Unrealized net gain (loss), net of tax	—	(48)	(3)	51	—
Total other comprehensive income (loss)	14	(38)	(26)	51	1
Comprehensive income (loss)	(411)	(494)	147	334	(424)
Comprehensive loss attributable to noncontrolling interest	—	—	—	4	4
Comprehensive income (loss) attributable to Holdings’ shareholders	$(411)	$(494)	$147	$338	$(420)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 39 Weeks Ended October 27, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(437)	$(513)	$787	$(274)	$(437)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	125	13	—	138
Deferred gain on derivatives, net of tax	5	—	—	—	5
Currency translation adjustments, net of tax	6	—	(2)	—	4
Unrealized net gain (loss), net of tax	—	(270)	(94)	364	—
Total other comprehensive income (loss)	11	(145)	(83)	364	147
Comprehensive income (loss)	(426)	(658)	704	90	(290)
Comprehensive income attributable to noncontrolling interest	—	—	—	(5)	(5)
Comprehensive income (loss) attributable to Holdings’ shareholders	$(426)	$(658)	$704	$85	$(295)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 39 Weeks Ended October 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(743)	$(852)	$565	$287	$(743)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	29	45	—	74
Deferred gain on derivatives, net of tax	8	—	—	—	8
Currency translation adjustments, net of tax	(15)	—	(32)	—	(47)
Unrealized net gain (loss), net of tax	—	(47)	47	—	—
Total other comprehensive income (loss)	(7)	(18)	60	—	35
Comprehensive income (loss)	(750)	(870)	625	287	(708)
Comprehensive loss attributable to noncontrolling interest	—	—	—	7	7
Comprehensive income (loss) attributable to Holdings’ shareholders	$(750)	$(870)	$625	$294	$(701)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 27, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(1,816)	$535	$—	$(1,281)
Proceeds from sales of property and investments	—	333	178	—	511
Net increase in investments and restricted cash	—	—	(4)	—	(4)
Purchases of property and equipment	—	(199)	(58)	—	(257)
Net investing with Affiliates	—	—	(131)	131	—
Net cash provided by (used in) investing activities	—	134	(15)	131	250
Proceeds from debt issuances	—	—	3	—	3
Repayments of long-term debt	—	(130)	(117)	—	(247)
Increase in short-term borrowings, primarily 90 days or less	—	715	—	—	715
Sears Hometown and Outlet Stores, Inc. pre-separation funding	—	100	—	—	100
Intercompany dividend	100	(100)	—	—	—
Proceeds from the sale of Sears Hometown and Outlet Stores, Inc.	347	—	—	—	347
Debt issuance costs	—	(3)	—	—	(3)
Purchase of Sears Canada shares	—	—	(10)	—	(10)
Net borrowing with Affiliates	(447)	1,146	(568)	(131)	—
Net cash provided by (used in) financing activities	—	1,728	(692)	(131)	905
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	46	(171)	—	(125)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	336	411	—	747
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$382	$240	$—	$622

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities – continuing operations	$—	$(2,354)	$1,028	$—	$(1,326)
Net cash provided by operating activities – discontinued operations	—	—	18	—	18
Net cash provided by (used in) operating activities	—	(2,354)	1,046	—	(1,308)
Proceeds from sales of property and investments	—	44	—	—	44
Net increase in investments and restricted cash	—	—	7	—	7
Purchases of property and equipment	—	(252)	(63)	—	(315)
Net investing with Affiliates	—	—	(333)	333	—
Net cash provided by (used in) investing activities – continuing operations	—	(208)	(389)	333	(264)
Net cash used in investing activities – discontinued operations	—	—	11	—	11
Net cash provided by (used in) investing activities	—	(208)	(378)	333	(253)
Proceeds from debt issuances	—	—	4	—	4
Repayments of long-term debt	—	(470)	(127)	—	(597)
Increase in short-term borrowings, primarily 90 days or less	—	1,642	—	—	1,642
Debt issuance costs	—	(35)	—	—	(35)
Purchase of Sears Canada shares	—	—	(32)	—	(32)
Purchase of treasury stock	—	(163)	—	—	(163)
Net borrowing with Affiliates	(140)	1,181	(708)	(333)	—
Net cash provided by (used in) financing activities – continuing operations	(140)	2,155	(863)	(333)	819
Net cash provided by (used in) financing activities – discontinued operations	—	24	(53)	—	(29)
Net cash provided by (used in) financing activities	(140)	2,179	(916)	(333)	790
Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3
NET DECREASE IN CASH AND CASH EQUIVALENTS	(140)	(383)	(245)	—	(768)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	140	778	441	—	1,359
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$395	$196	$—	$591

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 28, 2012.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are a broadline retailer with 2,066 full-line and 52 specialty retail stores in the United States, operating through Kmart and Sears, and 483 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 96%-owned subsidiary. We conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended January 28, 2012.
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
On October 11, 2012, we completed the separation of our Sears Hometown and Outlet businesses ("SHO") through a rights offering transaction. Holdings has significant continuing cash flows with SHO due to various agreements between Holdings and SHO as discussed herein. Accordingly, the operating results for SHO through the date of the separation are presented within the Consolidated Results of Operations and Sears Domestic segment. However, after the separation date, the Consolidated Results of Operations will not include the operating results of SHO, but will reflect the transactions under certain newly executed agreements, which will impact our future results of operations, including potential decreases in revenues and gross margin. While potential decreases in revenues will likely be offset by increases in revenues as a result of the various agreements referred to above and described in greater details below, we do not anticipate a corresponding increase in gross margin as a result of these agreements.
In connection with the separation, the Company and certain of its subsidiaries have entered into various agreements with SHO, which, among other things, (1) govern the principal transactions relating to the rights offering and certain aspects of our relationship with SHO following the separation, (2) establish terms under which Holdings and certain of its subsidiaries will provide SHO with services, and (3) establish terms pursuant to which Holdings and certain of its subsidiaries will obtain merchandise for SHO.
These agreements were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of the separation. The Company believes that the methods by which costs are allocated are reasonable and are based on prorated estimates of costs expected to be incurred by Holdings. A summary of the nature of related party transactions is as follows:

•
SHO obtains a significant amount of its merchandise from Holdings, leveraging the benefit of Holdings' purchasing organization. We have also entered into certain agreements with SHO to provide logistics, handling, warehouse and transportation services. SHO also pays a royalty related to the sale of Kenmore, Craftsman and DieHard products and fees for participation in the Shop Your Way Rewards program.

•	SHO receives commissions from Holdings for the sale of merchandise made through www.sears.com, extended service agreements, delivery and handling services and credit revenues.

•	Holdings provides SHO with shared corporate services. These services include accounting and finance, legal, human resources, information technology and real estate.
The financial impact of these agreements will be presented within the Consolidated Results of Operations after the separation date. While the Company believes that the methods by which costs are allocated pursuant to these agreements are reasonable and are based on prorated estimates of costs expected to be incurred by Holdings, these agreements may impact our future results of operations.
On November 13, 2012, we completed a partial spin-off (the “spin-off”) of our interest in Sears Canada. Prior to the spin-off, Holdings owned approximately 96% of the issued and outstanding common shares of Sears Canada. Following the spin-off, Holdings was beneficial holder of approximately 51% of the issued and outstanding common shares of Sears Canada, and as such, Holdings expects to maintain control of Sears Canada and will continue to consolidate the results of Sears Canada.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
REVENUES
Merchandise sales and services	$8,857	$9,405	$27,594	$29,083
COSTS AND EXPENSES
Cost of sales, buying and occupancy	6,604	7,011	20,243	21,544
Gross margin dollars	2,253	2,394	7,351	7,539
Gross margin rate	25.4%	25.5%	26.6%	25.9%
Selling and administrative	2,496	2,635	7,378	7,743
Selling and administrative expense as a percentage of total revenues	28.2%	28.0%	26.7%	26.6%
Depreciation and amortization	211	210	625	641
Gain on sales of assets	(26)	(4)	(436)	(35)
Total costs and expenses	9,285	9,852	27,810	29,893
Operating loss	(428)	(447)	(216)	(810)
Interest expense	(68)	(70)	(199)	(216)
Interest and investment income	7	6	28	31
Other income (loss)	2	6	3	(2)
Loss from continuing operations before income taxes	(487)	(505)	(384)	(997)
Income tax (expense) benefit	(11)	91	(53)	264
Loss from continuing operations	(498)	(414)	(437)	(733)
Loss from discontinued operations, net of tax	—	(11)	—	(10)
Net loss	(498)	(425)	(437)	(743)
(Income) loss attributable to noncontrolling interests	—	4	(4)	6
NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(498)	$(421)	$(441)	$(737)
Amounts attributable to Holdings’ shareholders:
Loss from continuing operations, net of tax	$(498)	$(410)	$(441)	$(727)
Loss from discontinued operations, net of tax	—	(11)	—	(10)
Net loss	$(498)	$(421)	$(441)	$(737)
LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic and diluted loss per share from continuing operations	$(4.70)	$(3.85)	$(4.16)	$(6.80)
Basic and diluted loss per share from discontinued operations	—	(0.10)	—	(0.09)
	$(4.70)	$(3.95)	$(4.16)	$(6.89)
Basic and diluted weighted average common shares outstanding	105.9	106.5	105.9	107.0
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

Net Loss from Continuing Operations Attributable to Holdings’ Shareholders, Adjusted EBITDA and Adjusted Loss per Share
We recorded a net loss from continuing operations attributable to Holdings’ shareholders for the third quarter of $498 million, or $4.70 loss per diluted share, and $410 million, or $3.85 loss per diluted share, for 2012 and 2011, respectively. We recorded a net loss from continuing operations attributable to Holdings’ shareholders for the first nine months of the year of $441 million, or $4.16 loss per diluted share, and $727 million, or $6.80 loss per diluted share, in 2012 and 2011 respectively.
In addition to our net loss from continuing operations determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) measurement as well as Adjusted Earnings per Share (“Adjusted EPS”).
Adjusted EBITDA is computed as net loss attributable to Sears Holdings Corporation appearing on the Condensed Consolidated Statements of Operations excluding income (loss) attributable to noncontrolling interest, loss from discontinued operations, net of tax, income tax (expense) benefit, interest expense, interest and investment income, other income (loss), depreciation and amortization and gain on sales of assets. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

 Adjusted EBITDA was determined as follows:

	13 Weeks Ended		39 Weeks Ended
millions	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net loss attributable to SHC per statement of operations	$(498)	$(421)	$(441)	$(737)
Income (loss) attributable to noncontrolling interest	—	(4)	4	(6)
Loss from discontinued operations, net of tax	—	11	—	10
Income tax expense (benefit)	11	(91)	53	(264)
Interest expense	68	70	199	216
Interest and investment income	(7)	(6)	(28)	(31)
Other (income) loss	(2)	(6)	(3)	2
Operating loss	(428)	(447)	(216)	(810)
Depreciation and amortization	211	210	625	641
Gain on sales of assets	(26)	(4)	(436)	(35)
Before excluded items	(243)	(241)	(27)	(204)
Domestic pension expense	42	19	124	56
Closed store reserve and severance	38	23	90	65
Transaction costs	7	—	10	—
Hurricane losses	—	9	—	9
Adjusted EBITDA as defined	$(156)	$(190)	$197	$(74)
% to revenues	(1.8)%	(2.0)%	0.7%	(0.3)%

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	Adjusted EBITDA		% To Revenues
millions	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Kmart	(101)	(68)	(3.3)%	(2.0)%
Sears Domestic	(63)	(114)	(1.3)%	(2.3)%
Sears Canada	8	(8)	0.8%	(0.7)%
Total Adjusted EBITDA	(156)	(190)	(1.8)%	(2.0)%

	39 Weeks Ended
	Adjusted EBITDA		% To Revenues
millions	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Kmart	33	14	0.3%	0.1%
Sears Domestic	159	(93)	1.1%	(0.6)%
Sears Canada	5	5	0.2%	0.2%
Total Adjusted EBITDA	197	(74)	0.7%	(0.3)%
The following tables set forth results of operations on a GAAP and “As Adjusted” basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the third quarter and first nine months of 2012 and 2011.

	13 Weeks Ended October 27, 2012
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Gain on Sales of Assets	Transaction Costs	Tax Matters	As Adjusted
Cost of sales, buying and occupancy impact	$6,604	$—	$(32)	$—	$—	$—	$6,572
Selling and administrative impact	2,496	(42)	(6)	—	(7)	—	2,441
Depreciation and amortization impact	211	—	(9)	—	—	—	202
Gain on sales of assets impact	(26)	—	—	12	—	—	(14)
Operating loss impact	(428)	42	47	(12)	7	—	(344)
Income tax expense impact	(11)	(16)	(18)	5	(3)	235	192
After tax and noncontrolling interest impact	(498)	26	29	(7)	4	235	(211)
Diluted loss per share impact	$(4.70)	$0.25	$0.27	$(0.07)	$0.04	$2.22	$(1.99)

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

	13 Weeks Ended October 29, 2011
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to-Market Gains	Hurricane Losses	Tax Matters	Discontinued Operations	As Adjusted
Cost of sales, buying and occupancy impact	$7,011	$—	$(14)	$—	$—	$—	$—	$6,997
Selling and administrative impact	2,635	(19)	(9)	—	(9)	—	—	2,598
Operating loss impact	(447)	19	23	—	9	—	—	(396)
Other income impact	6	—	—	(4)	—	—	—	2
Income tax benefit impact	91	(4)	(4)	1	(2)	100	—	182
Loss from discontinued operations, net of tax impact	(11)	—	—	—	—	—	11	—
After tax and noncontrolling interest impact	(421)	15	19	(3)	7	100	11	(272)
Diluted loss per share impact	$(3.95)	$0.14	$0.18	$(0.03)	$0.07	$0.94	$0.10	$(2.55)

	39 Weeks Ended October 27, 2012
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Gain on Sales of Assets	Transaction Costs	Tax Matters	As Adjusted
Cost of sales, buying and occupancy impact	$20,243	$—	$(32)	$—	$—	$—	$20,211
Selling and administrative impact	7,378	(124)	(58)	—	(10)	—	7,186
Depreciation and amortization impact	625	—	(16)	—	—	—	609
Gain on sales of assets impact	(436)	—	—	398	—	—	(38)
Operating loss impact	(216)	124	106	(398)	10	—	(374)
Income tax expense impact	(53)	(47)	(40)	149	(4)	198	203
Income attributable to noncontrolling interest impact	(4)	—	—	8	—	—	4
After tax and noncontrolling interest impact	(441)	77	66	(241)	6	198	(335)
Diluted loss per share impact	$(4.16)	$0.73	$0.62	$(2.28)	$0.06	$1.87	$(3.16)

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

	39 Weeks Ended October 29, 2011
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Gain on Sales of Assets	Mark-to-Market Losses	Hurricane Losses	Tax Matters	Discontinued Operations	As Adjusted
Cost of sales, buying and occupancy impact	$21,544	$—	$(37)	$—	$—	$—	$—	—	$21,507
Selling and administrative impact	7,743	(56)	(28)	—	—	(9)	—	—	7,650
Depreciation and amortization impact	641	—	(8)	—	—	—	—	—	633
Gain on sales of assets impact	(35)	—	—	21	—	—	—	—	(14)
Operating loss impact	(810)	56	73	(21)	—	9	—	—	(693)
Other loss impact	(2)	—	—	—	6	—	—	—	4
Income tax benefit impact	264	(15)	(19)	7	(2)	(2)	100	—	333
Loss from discontinued operations, net of tax impact	(10)	—	—	—	—	—	—	10	—
After tax and noncontrolling interest impact	(737)	41	54	(14)	4	7	100	10	(535)
Diluted loss per share impact	$(6.89)	$0.38	$0.51	$(0.13)	$0.04	$0.07	$0.93	0.09	$(5.00)
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
The Company currently maintains a valuation allowance to record only the portion of deferred tax assets that more likely than not will be realized. Tax matters primarily relate to the tax benefit the Company would have recorded if it had been determined that it was more likely than not that such benefits would be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
13-week period ended October 27, 2012 compared to the 13-week period ended October 29, 2011
Revenues and Comparable Store Sales
Revenues decreased $548 million to $8.9 billion for the quarter ended October 27, 2012, as compared to revenues of $9.4 billion for the quarter ended October 29, 2011. The decline in revenue was primarily due to the effect of having fewer Kmart and Sears Full-line stores in operation and lower domestic comparable store sales for the quarter. Sears Canada’s comparable store sales also decreased and included an increase of $15 million due to changes in foreign currency exchange rates.
Domestic comparable store sales declined 3.1% comprised of declines of 1.6% at Sears Domestic and 4.8% at Kmart. During the quarter, we saw increased comparable store sales in our apparel and home appliances categories at Sears Domestic. These increases were offset by four primary factors. The largest impact at both Sears Domestic and Kmart was in consumer electronics, which continues to be negatively impacted by price compression, as well as market shifts such as moves to smartphone technology and away from digital cameras, GPS devices, MP3 Players and camcorders in addition to transitions to online gaming and applications. Grocery and household declined at Kmart partly due to the intensely competitive nature of that industry. Lawn and garden declined at Sears Domestic due to strong preseason sales of snow clean-up product in the third quarter of 2011 as a result of product shortages during the prior year winter season. Lastly, pharmacy sales declined at Kmart due to a conversion of brand name drugs to equivalent generic drugs. Sears Canada's comparable store sales decreased 5.7% for

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

the quarter primarily due to sales decreases in snow throwers, women's apparel, electronics, men's apparel and home decor, partially offset by improved performance in home appliances and mattresses.
Gross Margin
For the quarter, our gross margin decreased $141 million to $2.3 billion in 2012 predominately due to the above noted decline in overall sales. Gross margin included charges of $32 million and $14 million related to store closures for 2012 and 2011, respectively. In addition, Sears Canada's gross margin included an increase of $5 million related to the impact of foreign currency exchange rates.
Sears Canada’s gross margin rate improved 220 basis points for the third quarter as the prior year included activity related to clearing excess inventory. Sears Domestic's gross margin rate improved 10 basis points during the third quarter mainly due to improvements in apparel, home appliances and home services, which were partially offset by declines in consumer electronics, fine jewelry, lawn and garden, and our Lands' End customer direct business. These improvements were offset by a 110 basis point decline in Kmart's gross margin rate during the third quarter as improvements in pharmacy and apparel were more than offset by declines in consumer electronics and grocery and household.
Selling and Administrative Expenses
Domestic selling and administrative expenses decreased $132 million in the third quarter of 2012 compared to the prior year quarter predominately due to decreases in payroll and advertising expenses, which were partially offset by higher pension expense. Selling and administrative expenses at Sears Canada for the quarter decreased $7 million compared to the prior year quarter, and included an increase of $4 million related to the impact of foreign currency exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $11 million, primarily due to decreases in advertising and payroll expenses. Selling and administrative expenses included expenses related to domestic pension plans, store closings and severance of $48 million and $28 million for 2012 and 2011, respectively. The third quarter of 2012 also included $7 million of transaction costs associated with strategic initiatives while the third quarter of 2011 included expense of $9 million related to hurricane losses.
Our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 28.2% for the third quarter of 2012, compared to 28.0% in the prior year, as the decreases in overall selling and administrative expenses were offset by the above noted decline in revenues.
Gain on Sales of Assets
We recorded total gains on sales of assets for the quarter of $26 million in 2012 and $4 million in 2011. The gains recorded during the third quarter of 2012 included a gain of $12 million related to the sale of a store in Texas operated under The Great Indoors format.
Operating Loss
For the third quarter, we reported an operating loss of $428 million and $447 million in 2012 and 2011, respectively. Operating loss for the third quarter included expenses related to domestic pension plans, store closings and severance, which aggregated to $89 million and $42 million in 2012 and 2011, respectively. Operating loss for the third quarter of 2012 also included $7 million of transaction costs associated with strategic initiatives as well as the above noted gain on the sales of assets of $12 million, while the third quarter of 2011 also included $9 million of expense related to hurricane losses. The improvement in operating loss of $19 million was due to the reduction in selling and administrative expenses which was offset by a decline in gross margin dollars driven by lower overall sales and a slight decline in margin rate.
Interest Expense
We incurred $68 million and $70 million in interest expense during the third quarter of 2012 and 2011, respectively. The slight decrease is due to lower average outstanding borrowings.
Other Income
Other income is primarily comprised of mark-to-market and settlement gains and losses on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total mark-to-market gains and settlements of $5 million were recorded on these transactions in the third quarter of 2011.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

Income Tax Expense/Benefit
Our effective tax rate provision was 2.3% for the third quarter of 2012 as compared to an effective tax benefit rate of 18.0% in 2011. The current year tax rate was impacted by the establishment of a valuation allowance in 2011 against certain deferred income tax assets and the utilization of part of our net operating loss deferred tax asset in 2012. In addition, the current year tax rate reflects the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. The third quarter of 2011 included a non-cash charge of $100 million to establish a valuation allowance against certain state income deferred tax assets.
39-week period ended October 27, 2012 compared to the 39-week period ended October 29, 2011
Revenues and Comparable Store Sales
For the first nine months of 2012, revenues decreased $1.5 billion to $27.6 billion, as compared to revenues of $29.1 billion for the first nine months of 2011. The decline in revenue was primarily due to lower domestic comparable store sales for the first nine months of the year as well as the effect of having fewer Kmart and Sears Full-line stores in operation and a decline in Sears Canada’s comparable store sales. Revenues for the first nine months of the year included a decrease of $30 million due to changes in foreign currency exchange rates.
Domestic comparable store sales decline 2.9%, comprised of declines of 2.2% at Sears Domestic and 3.7% at Kmart. While Sears Domestic experienced an overall decrease in comparable store sales, Sears did achieve increases in its apparel, home and footwear categories. These increases were more than offset by declines in the consumer electronics, home appliances and lawn and garden categories, as well as declines at Sears Auto Centers. Kmart's comparable store sales decline reflects decreases in a majority of its categories, most notably the consumer electronics, pharmacy, and grocery and household categories, partially offset by increases in the apparel and footwear categories. Sears Canada's comparable store sales decreased 6.4% for the first nine months of 2012 primarily due to sales decreases in tractors, women's apparel, electronics, men's apparel and home decor partially offset by improved performance in home appliances and mattresses.
Gross Margin
For the first nine months of the year, our gross margin decreased $188 million to $7.4 billion in 2012. The decrease was driven by improvements in margin rate, offset by the decline in overall sales and included a decrease of $9 million related to the impact of foreign currency exchange rates on gross margin at Sears Canada. Gross margin for the first nine months included charges of $32 million and $37 million for 2012 and 2011, respectively, related to store closures.
Sears Domestic's gross margin rate improved 120 basis points primarily due to improved margins in the home appliances, apparel and footwear categories. Kmart’s gross margin rate improved 10 basis points for the first nine months of the year mainly due to the margin rate improvement in the apparel and toys categories driven by less markdown activity, which was offset by a decline in margin for consumer electronics. Sears Canada’s gross margin rate increased 30 basis points for the first nine months as the prior year included activity related to clearing excess inventory.
Selling and Administrative Expenses
Domestic selling and administrative expenses decreased $292 million in the first nine months of 2012 compared to the prior year predominately due to decreases in payroll and advertising expenses. Selling and administrative expenses at Sears Canada for the first nine months decreased $73 million from last year, and included a decrease of $9 million related to the impact of foreign currency exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $64 million, primarily due to a decrease in advertising and payroll expense. Selling and administrative expenses included expenses related to domestic pension plans, store closings and severance of $182 million and $84 million for 2012 and 2011, respectively. The first nine months of 2012 also included $10 million of transaction costs associated with strategic initiatives while the first nine months of 2011 included expense of $9 million related to hurricane losses.
Our selling and administrative rate was 26.7% for the first nine months of 2012, as compared to 26.6% for the first nine months of 2011, as reductions in expenses were more than offset by the above noted decline in revenues.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

Gain on Sales of Assets
We recorded total gains on sales of assets for the first nine months of $436 million in 2012 and $35 million in 2011. The gains recorded during the first nine months of 2012 included a gain of $223 million recognized on the sale of eleven (6 owned and 5 leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds, and a gain of $163 million recognized on the surrender and early termination of the leases on three properties operated by Sears Canada, under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $170 million Canadian in cash proceeds. In connection with these transactions, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in periods ranging from 6 to 23 months from the date of closing. Gain on sales of assets for the first nine months of 2012 also included a gain of $12 million related to the sale of a store in Texas operated under The Great Indoors format, while the first nine months of 2011 included a gain of $21 million recognized on the sale of two stores in California operated under The Great Indoors format.
Operating Loss
We reported an operating loss for the first nine months of $216 million and $810 million in 2012 and 2011, respectively. Operating loss for the first nine months of 2012 included expenses of $230 million related to domestic pension plans, store closings and severance, as well as gains on sales of assets of $398 million and transaction costs of $10 million, which aggregated to operating income of $158 million. Operating loss for the first nine months of 2011 included expenses of $129 million related to domestic pension plans, store closings and severance, as well as a gain on sales of assets of $21 million and expense of $9 million related to hurricane losses, which aggregated to operating loss of $117 million. Operating loss for the first nine months of 2012 improved from the prior year primarily due to the above noted real estate transactions as well as a decrease in selling and administrative expenses.
Interest Expense
We incurred $199 million and $216 million in interest expense during the first nine months of 2012 and 2011, respectively. The decrease is due to lower average outstanding borrowings.
Other Income (Loss)
Other income (loss) is primarily comprised of mark-to-market and settlement gains and losses on Sears Canada hedge transactions (see Notes 3 and 4 to the Condensed Consolidated Financial Statements for further information regarding these transactions). Total mark-to-market gains and settlements of $2 million were recorded on these transactions in the first nine months of 2012, while total net mark-to-market losses and settlements of $2 million were recorded on these transactions in the first nine months of 2011.
Income Tax Expense/Benefit
Our effective tax rate for the first nine months was an expense of 13.8% in 2012 and a benefit of 26.5% in 2011. The current year tax rate was impacted by the establishment of a valuation allowance in 2011 against certain deferred income tax assets and the utilization of part of our net operating loss deferred tax asset in 2012. In addition, the current year tax rate reflects the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. The first nine months of 2011 included a non-cash charge of $100 million to establish a valuation allowance against certain state income deferred tax assets.
SEGMENT OPERATIONS
The following discussion of our business segment results is organized into three reportable segments: Kmart, Sears Domestic and Sears Canada.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Merchandise sales and services	$3,081	$3,343	$9,870	$10,446
Cost of sales, buying and occupancy	2,409	2,578	7,560	8,011
Gross margin dollars	672	765	2,310	2,435
Gross margin rate	21.8%	22.9%	23.4%	23.3%
Selling and administrative	800	838	2,315	2,436
Selling and administrative expense as a percentage of total revenues	26.0%	25.1%	23.5%	23.3%
Depreciation and amortization	39	37	110	111
Gain on sales of assets	(3)	(2)	(17)	(9)
Total costs and expenses	3,245	3,451	9,968	10,549
Operating loss	$(164)	$(108)	$(98)	$(103)
Adjusted EBITDA	$(101)	$(68)	$33	$14
Number of stores			1,252	1,309

13-week period ended October 27, 2012 compared to the 13-week period ended October 29, 2011
Revenues and Comparable Store Sales
For the quarter, Kmart’s revenues decreased by $262 million, while comparable store sales decreased 4.8%. The decline in revenue was also due to the impact of Kmart having fewer stores in operation during the third quarter of 2012. The decrease in comparable store sales reflects declines in most categories, most notably in the grocery and household, consumer electronics, and pharmacy categories. The decreases in the grocery and household category was primarily attributable to competitive pressures in this category, while the decrease in consumer electronics sales continue to be negatively impacted by price compression as well as market shifts such as moves to smartphone technology and away from digital cameras, GPS devises, MP3 players and camcorders in addition to transitions to online gaming and applications. The decline in pharmacy sales was driven by the conversion of brand name drugs to equivalent generic drugs.
Gross Margin
For the quarter, Kmart generated $672 million in gross margin in 2012 and $765 million in 2011. The decrease in Kmart’s gross margin is due to both the decrease in sales as well as a decrease in gross margin rate. Kmart’s gross margin rate decreased 110 basis points to 21.8% in 2012 from 22.9% in 2011 as improvements in pharmacy and apparel were more than offset by declines in consumer electronics and grocery and household. Gross margin for 2012 and 2011 included charges of $18 million and $4, respectively million related to store closures.
Selling and Administrative Expenses
For the quarter, Kmart’s selling and administrative expenses decreased $38 million as compared to the third quarter in 2011. The decrease primarily reflects decreases in payroll expenses and advertising. Selling and administrative expenses for the third quarter of 2012 and 2011 were impacted by expenses of $9 million and $1 million, respectively, related to store closings and severance.
Kmart’s selling and administrative expense rate for the quarter was 26.0% in 2012 and 25.1% in 2011 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Operating Loss
For the quarter, Kmart recorded an operating loss of $164 million and $108 million in 2012 and 2011, respectively. The increase in Kmart’s operating loss was primarily the result of the above noted declines in sales and gross margin, partially offset by a decrease in selling and administrative expenses.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

39-week period ended October 27, 2012 compared to the 39-week period ended October 29, 2011
Revenues and Comparable Store Sales
For the first nine months of 2012, Kmart’s revenues decreased by $576 million, while comparable store sales decreased 3.7%. The decline in revenue was also due to the impact of Kmart having fewer stores in operation during the first nine months of 2012. The decrease in comparable store sales reflects decreases in a majority of its categories, most notably the consumer electronics, pharmacy, and grocery and household categories, partially offset by increases in the apparel and footwear categories.
Gross Margin
For the first nine months of the year, Kmart generated $2.3 billion in gross margin in 2012 and $2.4 billion in 2011. The decrease in Kmart’s gross margin is due to the decrease in sales, which more than offset the slight improvement in gross margin rate. Kmart’s gross margin rate for the first nine months was 23.4% in 2012 and 23.3% in 2011. The increase in Kmart’s gross margin rate is mainly due to the margin rate improvement in the apparel and toys categories driven by less markdown activity which was offset by a decline in margin for consumer electronics. Sales generated in the closing stores contributed to the improved margins. Gross margin for the first nine months of 2012 and 2011 included charges of $18 million and $11 million, respectively, related to store closures.
Selling and Administrative Expenses
For the first nine months of 2012, Kmart’s selling and administrative expenses decreased $121 million as compared to the first nine months of 2011. The decrease primarily reflects decreases in payroll expenses. Selling and administrative expenses for the first nine months of 2012 and 2011 were impacted by expenses related to store closings and severance of $20 million and $4 million, respectively.
Kmart’s selling and administrative expense rate for the first nine months was 23.5% in 2012 and 23.3% in 2011 and increased as the decreases in expenses were more than offset by the above noted decline in revenues.
Operating Income
Kmart recorded operating loss of $98 million for the first nine months of 2012 compared to an operating loss of $103 million in 2011. The decrease in Kmart’s operating loss was primarily the result of the above noted decrease in selling and administrative expenses, as well as the increase in gross margin rate, which more than offset the decline in revenues.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Merchandise sales and services	$4,724	$4,954	$14,724	$15,340
Cost of sales, buying and occupancy	3,448	3,622	10,546	11,175
Gross margin dollars	1,276	1,332	4,178	4,165
Gross margin rate	27.0%	26.9%	28.4%	27.2%
Selling and administrative	1,393	1,487	4,197	4,368
Selling and administrative expense as a percentage of total revenues	29.5%	30.0%	28.5%	28.5%
Depreciation and amortization	145	146	437	452
Gain on sales of assets	(17)	(2)	(250)	(26)
Total costs and expenses	4,969	5,253	14,930	15,969
Operating loss	$(245)	$(299)	$(206)	$(629)
Adjusted EBITDA	$(63)	$(114)	$159	$(93)
Number of:
Full-line stores(1)			814	868
Specialty stores(2)			52	1,295
Total Domestic Sears Stores			866	2,163

(1)	The period ended October 27, 2012 included 804 Full-line stores and 10 Sears Essentials/Grand stores;
The period ended October 29, 2011 included 833 Full-line stores and 35 Sears Essentials/Grand stores

(2)	The period ended October 29, 2011 included 1,121 stores from Sears Hometown and Outlet Stores, Inc.

13-week period ended October 27, 2012 compared to the 13-week period ended October 29, 2011
Revenues and Comparable Store Sales
For the quarter, Sears Domestic’s revenues decreased by $230 million, while comparable store sales decreased 1.6%. The decline in revenue is mainly due to the impact of having fewer Sears Full-line stores in operation as well as the decline in comparable store sales . The decrease in comparable store sales reflects decreases in the consumer electronics and lawn and garden categories, partially offset by increases in apparel and home appliances. Consumer electronics continues to be negatively impacted by price compression, as well as market shifts such as moves to smartphone technology and away from digital cameras, GPS devices, MP3 Players and camcorders in addition to transitions to online gaming and applications. Lawn and garden also declined due to strong preseason sales of snow clean-up product in the third quarter of 2011 as a result of product shortages during the prior year winter season.
Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $1.3 billion in both 2012 and 2011. Sears Domestic’s gross margin rate during the third quarter was 27.0% in 2012 and 26.9% in 2011. The increase of 10 basis points was mainly due to improvements in apparel, home appliances and home services, which were partially offset by declines in consumer electronics, fine jewelry, lawn and garden, and our Lands' End customer direct business. Gross margin for 2012 and 2011 included charges of $14 million and $10 million, respectively, related to store closures.
Selling and Administrative Expenses
For the quarter, Sears Domestic’s selling and administrative expenses decreased $94 million as compared to the third quarter in 2011. The decrease primarily reflects decreases in advertising and payroll. Selling and administrative expenses for the third quarter of 2012 were impacted by expenses related to domestic pension plans, store closings and severance of $36 million and

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

$22 million in 2012 and 2011, respectively. The third quarter of 2012 also included $4 million of transaction costs associated with strategic initiatives while the third quarter of 2011 included expense of $9 million related to hurricane losses.
Sears Domestic’s selling and administrative expense rate for the quarter was 29.5% in 2012 and 30.0% in 2011 and decreased as a result of the above noted expense reduction.
Operating Loss
For the quarter, Sears Domestic reported an operating loss of $245 million in 2012 compared to an operating loss of $299 million in 2011. The improvement in Sears Domestic’s operating loss was primarily as a result of the decrease in selling and administrative expenses, which was partially offset by a decline in gross margin dollars which was a result of the above noted decline in revenues. Sears Domestic’s operating loss for the third quarter included expenses of $54 million and $32 million in 2012 and 2011, respectively, related to domestic pension plans and store closings and severance. The third quarter of 2012 also included $4 million of transaction costs associated with strategic initiatives as well as a gain on the sales of assets of $12 million related to the sale of a store in Texas operated under The Great Indoors format. The third quarter of 2011 included expense of $9 million related to hurricane losses.
39-week period ended October 27, 2012 compared to the 39-week period ended October 29, 2011
Revenues and Comparable Store Sales
For the first nine months of the year, Sears Domestic’s revenues decreased by $616 million, while comparable store sales decreased 2.2%. The decline in revenue is mainly due to the decline in comparable store sales as well as the impact of having fewer Sears Full-line stores in operation. While Sears Domestic experienced an overall decrease in comparable store sales, Sears did achieve increases in its apparel, home and footwear categories. These increases were more than offset by declines in the consumer electronics, home appliances and lawn and garden categories, as well as declines at Sears Auto Centers.
Gross Margin
For the first nine months, Sears Domestic generated gross margin dollars of $4.2 billion in both 2012 and 2011. Sears Domestic’s gross margin rate during the first nine months was 28.4% in 2012 and 27.2% in 2011. The increase of 120 basis points was primarily due to improved margins in the home appliances, apparel and footwear categories, which were partially offset by a decline in consumer electronics. Gross margin for the first nine months of 2012 and 2011 included charges of $14 million and $26 million, respectively, related to store closures.
Selling and Administrative Expenses
For the first nine months of 2012, Sears Domestic’s selling and administrative expenses decreased $171 million as compared to the first nine months of 2011. The decrease primarily reflects decreases in advertising, payroll and supplies expense. Selling and administrative expenses for the first nine months were impacted by expenses related to domestic pension plans, store closings and severance of $157 million and $75 million in 2012 and 2011, respectively. The first nine months of 2012 also included $7 million of transaction costs associated with strategic initiatives while the the first nine months 2011 included expense of $9 million related to hurricane losses.
Sears Domestic’s selling and administrative expense rate for the first nine months was 28.5% in both 2012 and 2011 as the decrease in selling and administrative expenses was offset by the above noted decline in revenues.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the first nine months of $250 million in 2012 which included included a gain of $223 million recognized on the sale of eleven (6 owned and 5 leased) Sears Full-line store locations to General Growth Properties for $270 million which was completed during the first quarter of 2012. In connection with this transaction, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in periods ranging from 11 to 23 months from the date of closing. The first nine months of 2012 also included a gain of $12 million related to the sale of a store in Texas operated under The Great Indoors format. The first nine months of 2011 included a gain of $21 million recognized on the sale of two stores in California operated under The Great Indoors format.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

Operating Loss
Sears Domestic reported an operating loss of $206 million in the first nine months of 2012 compared to an operating loss of $629 million in the first nine months of 2011. Sears Domestic’s operating loss improved from the prior year quarter primarily as a result of the above noted real estate transactions as well as a decrease in selling and administrative expenses and improved gross margin rate. Sears Domestic’s loss included expenses related to domestic pension plans and store closings and severance of $181 million and $109 million in the first nine months of 2012 and 2011, respectively. The first nine months of 2012 also included $7 million of transaction costs associated with strategic initiatives while the first nine months 2011 included expense of $9 million related to hurricane losses.
Sears Canada
Sears Canada, a consolidated, 96%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. Sears Canada results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Merchandise sales and services	$1,052	$1,108	$3,000	$3,297
Cost of sales, buying and occupancy	747	811	2,137	2,358
Gross margin dollars	305	297	863	939
Gross margin rate	29.0%	26.8%	28.8%	28.5%
Selling and administrative	303	310	866	939
Selling and administrative expense as a percentage of total revenues	28.8%	28.0%	28.9%	28.5%
Depreciation and amortization	27	27	78	78
Gain on sales of assets	(6)	—	(169)	—
Total costs and expenses	1,071	1,148	2,912	3,375
Operating income (loss)	$(19)	$(40)	$88	$(78)
Adjusted EBITDA	$8	$(8)	$5	$5
Number of:
Full-line stores			118	122
Specialty stores			365	378
Total Sears Canada Stores			483	500

13-week period ended October 27, 2012 compared to the 13-week period ended October 29, 2011
Revenues and Comparable Store Sales
Sears Canada’s revenues decreased $56 million for the third quarter of 2012 as compared to the same period last year and include a $15 million increase due to the impact of exchange rates during the quarter. On a Canadian dollar basis, revenues decreased by $71 million predominately due to a 5.7% decrease in comparable store sales primarily due to sales decreases in snow throwers, women's apparel, electronics, men's apparel and home decor partially offset by improved performance in home appliances and mattresses
Gross Margin
Total gross margin dollars for the third quarter increased $8 million in 2012 to $305 million and included a $5 million increase due to the impact of exchange rates. Gross margin increased $3 million on a Canadian dollar basis. For the quarter, Sears Canada’s gross margin rate increased 220 basis points to 29.0%, from 26.8% in 2011, as the prior year included activity related to clearing excess inventory.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

Selling and Administrative Expenses
For the third quarter of 2012, Sears Canada’s selling and administrative expenses decreased $7 million, and included an increase of $4 million due to the impact of exchange rates. The third quarter of 2012 also included $3 million of transaction costs associated with strategic initiatives. On a Canadian dollar basis, selling and administrative expenses decreased by $11 million primarily due to decreases in advertising and payroll expenses. Selling and administrative expenses for the third quarter of 2012 and 2011 were impacted by expenses of $3 and $5 million related to store closings and severance.
Sears Canada’s selling and administrative expense rate for the quarter was 28.8% in 2012 and 28.0% in 2011 and increased due to the above noted decline in revenues.
Operating Loss
Sears Canada recorded an operating loss of $19 million and $40 million in the third quarter of 2012 and 2011, respectively. The improvement in operating loss was primarily due to the increase in gross margin rate and decrease in selling and administrative expenses.

39-week period ended October 27, 2012 compared to the 39-week period ended October 29, 2011
Revenues and Comparable Store Sales
Sears Canada’s revenues decreased $297 million for the first nine months of 2012, as compared to the same period last year and included a $30 million decrease due to the impact of exchange rates during the first nine months of the year. On a Canadian dollar basis, revenues decreased by $267 million primarily due to a 6.4% decline in comparable store sales which was primarily due to sales decreases in tractors, women's apparel, electronics, men's apparel and home decor partially offset by improved performance in home appliances and mattresses.
Gross Margin
Total gross margin dollars for the first nine months decreased $76 million in 2012 to $863 million and included a $9 million decrease due to the impact of exchange rates. Gross margin decreased $67 million on a Canadian dollar basis. For the first nine months, Sears Canada’s gross margin rate increased 30 basis points to 28.8% in 2012, from 28.5% in 2011, as the prior year included activity related to clearing excess inventory.
Selling and Administrative Expenses
For the first nine months of 2012, Sears Canada’s selling and administrative expenses decreased $73 million, and included a decrease of $9 million due to the impact of exchange rates. The first nine months of 2012 also included $3 million of transaction costs associated with strategic initiatives. On a Canadian dollar basis, selling and administrative expenses decreased by $64 million primarily due to a decrease in advertising expense. Selling and administrative expenses for the first nine months of both 2012 and 2011 were impacted by expenses of $5 million related to store closings and severance.
Sears Canada’s selling and administrative expense rate for the first nine months was 28.9% in 2012 and 28.5% in 2011, and increased primarily due to the above noted decline in revenues.
Gain on Sales of Assets
Sears Canada recorded a total gain on sales of assets for the first nine months of $169 million in 2012 which included a gain of $163 million recognized in the first quarter of 2012 on the surrender and early termination of the leases on three properties under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $170 million Canadian in cash proceeds. In connection with this transaction, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in 6 months from the date of closing.
Operating Income (Loss)
Sears Canada recorded operating income of $88 million in the first nine months of 2012 and an operating loss of $78 million in 2011. Operating income for the first nine months of 2012 included a $163 million gain on sales of assets as described above as well as expenses of $5 million related to store closings and severance.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of October 27, 2012, October 29, 2011 and January 28, 2012 are detailed in the following table.

millions	October 27, 2012	October 29, 2011	January 28, 2012
Domestic
Cash and equivalents	$181	$181	$182
Cash posted as collateral	19	21	20
Credit card deposits in transit	206	215	155
Total domestic cash and cash equivalents	406	417	357
Sears Canada	216	174	390
Total cash and cash equivalents	622	591	747
Restricted cash	11	8	7
Total cash balances	$633	$599	$754
We had total cash balances of $633 million at October 27, 2012, $599 million at October 29, 2011 and $754 million at January 28, 2012. The decrease in cash during the first nine months of 2012 was primarily due to uses of cash for contributions to our pension and postretirement benefit plans of $493 million, capital expenditures of $257 million, repayments of long-term debt of $247 million, and other working capital needs, partially offset by cash generated from the dividend from and sale of the Sears Hometown and Outlet Stores, Inc. businesses of $447 million and from the sales of properties of $511 million.
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
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $68 million, $91 million and $68 million as of October 27, 2012, October 29, 2011 and January 28, 2012, respectively.

Operating Activities
Holdings used $1.3 billion of cash in its continuing operations during the first nine months of both 2012 and 2011as the decrease in our net loss in the first nine months of 2012 compared to the prior year was offset by increases in contributions to our pension and postretirement benefit plans and other working capital needs. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories.
Merchandise inventories were $9.6 billion at October 27, 2012 and $10.9 billion at October 29, 2011. Merchandise payables were $3.9 billion at October 27, 2012 and $4.5 billion at October 29, 2011. Our Domestic inventory balances decreased approximately $1.4 billion from $10.0 billion at October 29, 2011 to $8.6 billion at October 27, 2012. Excluding the inventory related to the Sears Hometown and Outlet store businesses, domestic inventory decreased $972 million from the prior year third quarter due to both improved productivity and store closures. Sears Domestic inventory decreased in all categories, with the

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

most notable decreases in the home appliances, apparel and consumer electronics categories. Kmart inventory decreased in virtually all categories with the most notable decreases in apparel, consumer electronics and pharmacy and drug. Sears Canada’s inventory levels increased approximately $16 million from $925 million at October 29, 2011 to $941 million at October 27, 2012, primarily due to the timing of merchandise receipts.
Investing Activities
For the first nine months of 2012, we generated net cash flows from investing activities from continuing operations of $250 million compared to net cash flows used in investing activities from continuing operations of $264 million during the first nine months of 2011. For the first nine months of 2012, net cash flows generated from investing activities included cash proceeds from the sales of properties of $511 million, which were partially offset by cash used for capital expenditures of $257 million. For the first nine months of 2011, net cash flows used in investing activities from continuing operations included capital expenditures of $315 million, partially offset by proceeds from the sales of property of $44 million.
Financing Activities
Financing activities for the first nine months of 2012 included gross cash proceeds of $446.5 million as a result of the separation of SHO, which consisted of $346.5 million in cash proceeds received for the sale of SHO common shares and $100 million received through a dividend from SHO prior to the separation. The proceeds received were used to fund repayments on our domestic revolving credit facility.
During the first nine months of 2012, we did not repurchase any of our common shares under our share repurchase program. During the first nine months of 2011, we repurchased 2.2 million of our common shares at a total cost of $163 million under our common share repurchase program. The common share repurchase program was initially announced in 2005 and had a total authorization since inception of the program of $6.5 billion. At October 27, 2012, we had $504 million of remaining authorization under the program. The common share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.
During the first nine months of 2012, short-term borrowings increased by $715 million while long-term debt decreased by $204 million. During the first nine months of 2011, short-term borrowings increased by $1.6 billion, while long-term debt decreased by $603 million.
Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment, pension plan contributions and common share repurchases. We consider ourselves to be an asset-rich enterprise with substantial liquidity and financial flexibility benefiting from multiple funding resources such as our $3.275 billion domestic revolving credit facility through April 2016, an $800 million credit Canadian revolver through September 2015 and $1.24 billion of senior secured notes due in 2018. Further, there is approximately $400 million of remaining Sears, Roebuck and Co. debt from the merger. These funding resources are described in more detail below. At October 27, 2012, we had liquid assets of $6.3 billion consisting of cash balances of $633 million and $5.7 billion of inventory, net of payables.
The domestic revolver and senior secured notes are firmly in place for the next several years and are supported by an asset base which includes $8.6 billion of inventory, owned and leased real estate assets, market leading proprietary brands such as Kenmore, Craftsman and DieHard, and successful stand-alone businesses such as Lands’ End and Sears Canada. This asset base provides us flexibility as we continue to transform our business.
We took several actions in the first nine months of 2012 to enhance our financial flexibility, generate liquidity and financially de-risk our Company. By transforming our Company to a more nimble, less asset-intensive business model, we are reducing the level of risk in our operational structure and balance sheet while concurrently improving the returns on our invested capital. The focus of this model is to win in the new retail marketplace by leveraging our stores, brands, online channels, social media assets and membership programs as an integrated retailer.
In summary, our actions are on track to positively impact our liquidity by $1.8 billion, even after consideration of the $203 million domestic pension contribution we chose to make in September 2012, while unlocking the value in our asset portfolio. These actions have included:

•	A reduction in our fixed cost structure of over $500 million;

•	A reduction in our inventory of nearly $1.0 billion;

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

•
Optimizing our asset structure and enhancing our management focus through the separation of SHO which generated gross proceeds of approximately $447 million and the recent spin-off of 45% of Sears Canada;

•	The sale of 14 U.S. and Canadian stores and leasehold interests which generated cash proceeds of approximately $440 million;

•	A $1 billion reduction in our lease obligations since 2010; and

•	Capitalizing on an opportunity to reduce risk related to our legacy pension obligation.

We intend to continue to be proactive in generating at least $500 million in additional liquidity over the next 12 months through selective actions that are consistent with our focus on creating long term value. The exact form and amount will depend on specific circumstances and opportunities, including market conditions.
We do not anticipate that the separation of SHO will have a material impact on our liquidity position in the future.
Our outstanding borrowings at October 27, 2012, October 29, 2011 and January 28, 2012 were as follows:

millions	October 27, 2012	October 29, 2011	January 28, 2012
Short-term borrowings:
Unsecured commercial paper	$417	$350	$337
Secured borrowings	1,473	1,652	838
Long-term debt, including current portion:
Notes and debentures outstanding	1,668	1,756	1,863
Capitalized lease obligations	446	474	455
Total borrowings	$4,004	$4,232	$3,493
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
The Domestic Credit Agreement includes a $1.5 billion letter of credit sub-limit and an uncommitted accordion feature that provides us the flexibility, subject to certain terms and conditions, to use the existing collateral under the credit facility to obtain an aggregate amount of up to $1.0 billion in additional borrowing capacity if we so choose. The Domestic Credit Agreement permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion second lien notes were outstanding at October 27, 2012, providing the Company the capacity to issue up to an additional $760 million in second lien indebtedness. The Domestic Credit Agreement is in place as a funding source for general corporate purposes and is an asset based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Domestic Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability.
The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. Based on availability, none of these requirements was in effect at October 27, 2012.
At October 27, 2012, October 29, 2011 and January 28, 2012, we had $1,500 million, $1.7 billion and $838 million, respectively, of borrowings and $779 million, $622 million and $626 million, respectively, of letters of credit outstanding under the Domestic Credit Agreement. As a result, our availability under the agreement was $1.0 billion, $1.0 billion and $1.8 billion, respectively, at October 27, 2012, October 29, 2011 and January 28, 2012. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

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
Sears Canada Credit Agreement
In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by inventory and credit card receivables. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At October 27, 2012 and October 29, 2011, we had no borrowings outstanding under the Sears Canada Facility. At January 28, 2012, we had approximately $101 million ( $101 million Canadian) of borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $734 million ($733 million Canadian), $800 million ($794 million Canadian) and $415 million ( $415 million Canadian), respectively, at October 27, 2012, October 29, 2011 and January 28, 2012. The current availability may be reduced by reserves currently estimated by the Company to be $300 million which may be applied by the lenders at their discretion pursuant to the Credit Facility agreement. The availability reserves are the result of judicial developments relating to the priorities of pension liability relative to certain secured obligations and ensuing negotiations with the Company's lenders. These judicial developments are currently under review by the Supreme Court of Canada. Subsequent to October 27, 2012, the Company signed an amendment to its Credit Facility agreement which would provide additional security to the lenders, with respect to the Company's unfunded pension liability by pledging certain real estate assets in an amount up to $300 million as collateral thereby partially reducing the potential reserve amounts the lenders could apply. The potential additional reserve amount may increase or decrease in the future based on estimated pension liabilities and the outcome of the matter currently under review by the Supreme Court of Canada.
Letters of Credit Facility
On January 20, 2011, we and certain of our subsidiaries entered into a letter of credit facility (the “LC Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which Wells Fargo may, on a discretionary basis and with no commitment, agree to issue standby letters of credit upon our request in an aggregate amount not to exceed $500 million for general corporate purposes. Any letters of credit issued under the LC Facility are secured by a first priority lien on cash placed on deposit at Wells Fargo pursuant to a pledge and security agreement in an amount equal to 103% of the face value of all issued and outstanding letters of credit. The LC Facility has a term ending on January 20, 2014, unless terminated sooner pursuant to its terms. Wells Fargo may, in its sole discretion, terminate the LC Facility at any time. At October 27, 2012, October 29, 2011 and January 28, 2012, no letters of credit were outstanding under the facility. We may replace any letters of credit issued under our LC Facility with letters of credit issued under the Domestic Credit Agreement and as such, any cash collateral is considered unrestricted cash.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

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
Unsecured Commercial Paper
We borrow through the commercial paper markets. At October 27, 2012, October 29, 2011 and January 28, 2012, we had outstanding commercial paper borrowings of $417 million, $350 million and $337 million, respectively. ESL held $325 million, $220 million and $250 million, respectively, of our commercial paper at October 27, 2012, October 29, 2011 and January 28, 2012, including $178 million, $100 million and $130 million, respectively, held by Edward S. Lampert. See Note 14 for further discussion of these borrowings.
Debt Ratings
Our corporate family debt ratings at October 27, 2012 appear in the table below:

Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
B3	CCC+	CCC
Domestic Pension Plan Funding
In our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, we disclosed that we expected our contributions to our domestic pension plans to be approximately $310 million in 2012 and $740 million in 2013. As previously reported, on July 6, 2012, federal legislation signed into law allows pension plan sponsors to use higher interest rate assumptions in valuing plan liabilities and determining funding obligations. As a result of this legislation, the Company's domestic pension plan was within $203 million of being 80% funded under applicable law. As disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012, we may elect, in our discretion, to contribute more to our pension plan than the minimum amounts required under applicable law. In order to reduce the risks of gross pension obligations, and because we believe that the Company has substantial liquidity and financial flexibility, the Company elected to contribute an additional $203 million to its domestic pension plan on September 14, 2012, after which its domestic pension plan will be 80% funded under applicable law.
Effective September 17, 2012, the Company amended its domestic pension plan, primarily related to lump sum benefit eligibility, and began notifying certain former employees of the Company of its offer to pay those employees' pension benefit in a lump sum. Former employees eligible for the voluntary lump sum payment option are generally those who are vested traditional formula participants of the Plan who terminated employment prior to January 1, 2012 and who have not yet started receiving monthly payments of their pension benefits.
The Company is offering the one-time voluntary lump sum window in an effort to reduce its long-term pension obligations and ongoing annual pension expense. The Company believes that it is beneficial to settle pension obligations through lump-sum payments to Plan participants so as to reduce the Company's exposure to the gross pension obligation (which was $6.1 billion as reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2012). Specific risks of the gross pension obligation that the Company would expect to be mitigated through settlement of a portion of the gross pension obligation include:

•	Investment return risk on pension assets;

•	Interest rate risk on pension liabilities;

•	Mortality risk on pension participants; and

•	Regulatory risk from changes in applicable laws and associated fees
This voluntary offer was made to approximately 86,000 eligible terminated vested participants, representing approximately $2.0 billion of the Company's total qualified pension plan liabilities. Eligible participants will have until November 19, 2012 to make their election. The Company expects to make the payments in December 2012 and will fund the payments from existing pension plan assets. The Company currently estimates that it will incur a non-cash charge to operations of approximately $300 million to $400 million pre-tax in the fourth quarter as a result of the requirement to expense the unrealized actuarial losses. The charge will have no effect on equity because the unrealized actuarial losses are already recognized in accumulated other

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

comprehensive income/(loss). Accordingly, the effect on retained earnings will be offset by a corresponding reduction in accumulated other comprehensive loss. The Company currently expects ongoing pension expense to be reduced by $40 million to $70 million pre-tax on an annual basis. Actual participation rates and payout amounts will not be known until December 2012.
The Company now estimates that its minimum contribution to its domestic pension plan for fiscal 2013 will be approximately $350 million. This estimate and the actual timing and amount of required plan contributions are dependent on many factors, including returns on invested assets, the level of certain market interest rates, the discount rate used to determine pension obligations, the regulations to be adopted that implement the legislation, and other regulatory actions. In addition, we may elect, in our discretion, to contribute more to our pension plan than the minimum amounts required under applicable law.
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
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement initiatives to improve our liquidity through inventory management and other actions; competitive conditions in the retail and related services industries; worldwide economic conditions and business uncertainty, including the availability of consumer and commercial credit, changes in consumer confidence and spending, the impact of rising fuel prices, and changes in vendor relationships, including the impact of increases in the cost of raw materials experienced by certain of our vendors; vendors’ lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; we do not have commitments from lenders for incremental financings under the accordion feature of our domestic credit agreement and additional second lien financings; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our dependence on sources outside the United States for significant amounts of our merchandise; our extensive reliance on computer systems to process transactions, summarize results and manage our business, which may be subject to disruptions or security breaches; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including product liability claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing and amount of required pension plan funding.
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. All debt securities and interest-rate derivative instruments are considered non-trading. At October 27, 2012, 47% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at October 27, 2012, which totaled approximately $1.9 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $19 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
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
See Part I, Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements” and Note [__] - “Legal Proceedings” for additional information regarding legal proceedings, which information is incorporated herein by this reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the third quarter of 2012. During the 13 weeks ended October 27, 2012, we did not repurchase any shares of our common stock under our common share repurchase program. At October 27, 2012, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 29, 2012 to August 25, 2012	9,815	$55.94	—	$—
August 26, 2012 to September 29, 2012	4,224	52.75	—	$—
September 30, 2012 to October 27, 2012	9,342	56.91	—	$—
Total	23,381	$55.75	—	$—	$503,907,832

(1)	Consists entirely of 23,381 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.

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
Item 5. Other Information
In June 2011, the FASB issued an accounting standards update which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in existing guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format previously used by us, and the second statement would include components of other comprehensive income (“OCI”). The Company adopted this standard in the first quarter of 2012, and will present net income and other comprehensive income in two separate statements in our annual financial statements. The table below reflects the retrospective application of this guidance for the years ended January 28, 2012, January 29, 2011 and January 30, 2010. The retrospective application did not impact the Company's consolidated financial position, results of operations or cash flows.

SEARS HOLDINGS CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

millions	2011	2010	2009
Net income (loss)	$(3,147)	$150	$297
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	(789)	(12)	(259)
Deferred gain (loss) on derivatives, net of tax	(6)	(9)	6
Currency translation adjustments, net of tax	(38)	93	110
Total other comprehensive income (loss)	(833)	72	(143)
Comprehensive income (loss)	(3,980)	222	154
Comprehensive (income) loss attributable to noncontrolling interests	12	(71)	(28)
Comprehensive income (loss) attributable to Holdings’ shareholders	$(3,968)	$151	$126

The following will be added to the Consolidated Statements of Income (Loss) included in the financial statements of the Guarantor/Non-Guarantor Subsidiary Financial Information Note to our annual financial statements:
SEARS HOLDINGS CORPORATION
Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended January 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(3,147)	$(3,309)	$496	$2,813	$(3,147)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	(750)	(39)	—	(789)
Deferred loss on derivatives, net of tax	(6)	—	—	—	(6)
Currency translation adjustments, net of tax	—	—	(38)	—	(38)
Unrealized net gain (loss), net of tax	—	320	(320)	—	—
Total other comprehensive income (loss)	(6)	(430)	(397)	—	(833)
Comprehensive income (loss)	(3,153)	(3,739)	99	2,813	(3,980)
Comprehensive loss attributable to noncontrolling interest	—	—	—	12	12
Comprehensive income (loss) attributable to Holdings’ shareholders	$(3,153)	$(3,739)	$99	$2,825	$(3,968)

SEARS HOLDINGS CORPORATION

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended January 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$150	$(127)	$953	$(826)	$150
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	38	(50)	—	(12)
Deferred loss on derivatives, net of tax	(9)	—	—	—	(9)
Currency translation adjustments, net of tax	(3)	—	96	—	93
Unrealized net gain (loss), net of tax	—	62	(62)	—	—
Total other comprehensive income (loss)	(12)	100	(16)	—	72
Comprehensive income (loss)	138	(27)	937	(826)	222
Comprehensive income attributable to noncontrolling interest	—	—	—	(71)	(71)
Comprehensive income (loss) attributable to Holdings’ shareholders	$138	$(27)	$937	$(897)	$151

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended January 30, 2010

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$297	$46	$885	$(931)	$297
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	(63)	(196)	—	(259)
Deferred gain on derivatives, net of tax	6	—	—	—	6
Currency translation adjustments, net of tax	10	—	100	—	110
Unrealized net gain (loss), net of tax	—	(250)	250	—	—
Total other comprehensive income (loss)	16	(313)	154	—	(143)
Comprehensive income (loss)	313	(267)	1,039	(931)	154
Comprehensive income attributable to noncontrolling interest	—	—	—	(28)	(28)
Comprehensive income (loss) attributable to Holdings’ shareholders	$313	$(267)	$1,039	$(959)	$126

SEARS HOLDINGS CORPORATION

The following will be added to the Equity Note to our annual financial statements:
Income tax expense allocated to each component of other comprehensive income (loss) was as follows:

	2011
millions	Before Tax Amount	Tax Benefit	Net of Tax Amount
Other comprehensive income (loss)
Pension and postretirement adjustments	$(800)	$11	$(789)
Deferred loss on derivatives	(6)	—	(6)
Currency translation adjustments	(57)	19	(38)
Total other comprehensive income (loss)	$(863)	$30	$(833)

	2010
millions	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments	$(29)	$17	$(12)
Deferred loss on derivatives	(15)	6	(9)
Currency translation adjustments	115	(22)	93
Total other comprehensive income	$71	$1	$72

	2009
millions	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Other comprehensive income (loss)
Pension and postretirement adjustments	$(413)	$154	$(259)
Deferred gain on derivatives	10	(4)	6
Currency translation adjustments	180	(70)	110
Total other comprehensive income (loss)	$(223)	$80	$(143)

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

SEARS HOLDINGS CORPORATION

By: /s/    ROBERT A. RIECKER
Name: Robert A. Riecker
Title: Vice President, Controller and Chief
Accounting Officer

Date: November 15, 2012

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, dated December 2, 2009, filed on December 4, 2009 (File No. 000-51217)).

10.1
Form of Cash Award - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated September 26, 2012, filed on September 28, 2012 (File No. 000-51217)).

10.2
2012 Additional Definitions under the Sears Holdings Corporation Long-Term Incentive Program (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K, dated September 15, 2012, filed on September 20, 2012 (File No. 000-51217)).

*23	Consent of Deloitte & Touche LLP.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 27, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 Weeks Ended October 27, 2012 and October 29, 2011; (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the 13 and 39 Weeks Ended October 27, 2012 and October 29, 2011 (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of October 27, 2012, October 29, 2011 and January 28, 2012; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended October 27, 2012 and October 29, 2011; (v) the Condensed Consolidated Statements of Equity (Unaudited) for the 39 Weeks Ended October 27, 2012 and October 29, 2011; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

___________________

*	Filed herewith.

E-1