Form 10-K
period 2013-02-02
SEARS HOLDINGS CORP
filed 2013-03-20
CIK 1310067

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended February 2, 2013
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
Large accelerated filer   ☒  Accelerated filer    ☐   Non-accelerated filer    ☐   Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On March 2, 2013, the registrant had 106,386,171 common shares outstanding. The aggregate market value (based on the closing price of the Registrant's common shares for stocks quoted on the NASDAQ Global Select Market) of the Registrant's common shares owned by non-affiliates (which are assumed, solely for the purpose of this calculation, to be stockholders other than (i) directors and executive officers of the Registrant and (ii) any person known by the Registrant to beneficially own five percent or more of the Registrant's common shares), as of the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $1.1 billion.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement relating to our Annual Meeting of Stockholders to be held on May 1, 2013 (the “2013 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I

Item 1.	Business
General
Sears Holdings Corporation (“Holdings”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings (together with its subsidiaries, “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”) on March 24, 2005. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of stores with 2,019 full-line and 54 specialty retail stores in the United States operating through Kmart and Sears and 475 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 51%-owned subsidiary. Further, we operate a number of websites under the sears.com and kmart.com banners which offer more than 60 million products and provide the capability for our customers to engage in cross-channel transactions such as buy online/pick-up in store; buy in store/ship to home; and buy online, return in store. We are also the home of SHOP YOUR WAY™, a social shopping experience where Members have the ability to earn points, receive additional benefits and interact/shop with each other through shopyourway.com. The Company is the leading home appliance retailer as well as a leader in tools, lawn and garden, fitness equipment and automotive repair and maintenance. Key proprietary brands include Kenmore®, Craftsman® and DieHard®. We also maintain a broad apparel offering including such well-known labels as Lands' End®, the Kardashian Kollection, Jaclyn Smith, Joe Boxer, Sandra Lee and Levi's, as well as Sofia by Sofia Vergara and the Country Living Home Collection. We are the nation's largest provider of home services, with more than 14 million service calls made annually.
The retail industry is changing rapidly. The progression of the Internet, mobile technology, social networking and social media is fundamentally reshaping the way we interact with our core customers and members. As a result, we are transitioning to a Membership company. Our focus continues to be on our core customers, our Members, and finding ways to provide them value and convenience through Integrated Retail and our SHOP YOUR WAY Membership platform. We have invested significantly in our online ecommerce platforms, our Membership rewards program and the technology needed to support these initiatives.
Business Segments
During 2012, we operated three reportable segments: Kmart, Sears Domestic and Sears Canada. Financial information, including revenues, operating income (loss), total assets and capital expenditures for each of these business segments is contained in Note 17 of Notes to Consolidated Financial Statements. Information regarding the components of revenue for Holdings is included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as Note 17.
Kmart
At February 2, 2013, the Company operated a total of 1,221 Kmart stores across 49 states, Guam, Puerto Rico, and the U.S. Virgin Islands. This store count consists of 1,196 discount stores, averaging 94,000 square feet, and 25 Super Centers, averaging 168,000 square feet. Most Kmart stores are one-floor, free-standing units that carry a wide array of products across many merchandise categories, including consumer electronics, seasonal merchandise, outdoor living, toys, lawn and garden equipment, food and consumables and apparel, including products sold under such well-known labels as Jaclyn Smith and Joe Boxer, and certain proprietary Sears brand products (such as Kenmore, Craftsman, and DieHard) and services. We also offer an assortment of major appliances, including Kenmore-branded products, in virtually all of our locations. There are 896 Kmart stores that also operate in-store pharmacies. The Super Centers generally operate 24 hours a day and combine a full-service grocery along with the merchandise selection of a discount store. There are also 21 Sears Auto Centers operating in Kmart stores. Sears Auto Centers offer a variety of professional automotive repair and maintenance services, as well as a full assortment of automotive accessories. Kmart continues to offer its layaway program, which allows customers to cost-effectively finance their purchases both in-store and online. In addition, we have expanded the ways our customers can receive their purchases, allowing our customers to buy online and pick up in store. This service, powered by MyGofer, is now available in over 956 Kmart stores via either mygofer.com or kmart.com. Kmart also sells its products through its kmart.com website and provides customers the option of buying through a mobile app or online and picking up their merchandise in one of our Kmart stores.
Sears Domestic
At February 2, 2013, Sears Domestic operations consisted of the following:

•
Full-line Stores—798 stores, of which 788 are Full-line stores located across all 50 states and Puerto Rico. These stores are primarily mall-based locations averaging 136,000 square feet. Full-line stores offer a wide array of products and service offerings across many merchandise categories, including appliances, consumer electronics, tools, sporting goods, outdoor living, lawn and garden equipment, certain automotive services and products, such as tires and batteries, home fashion products, as well as apparel, footwear, jewelry and accessories for the whole family. Our product offerings include our proprietary Kenmore, Craftsman, DieHard, Lands' End, Covington, Apostrophe, and Canyon River Blues brand merchandise. In addition, at February 2, 2013, we operated 10 Sears Essentials/Grand stores located in 10 states. In 2012, we converted eight Sears Essentials/Grand stores to Kmart stores. These stores are primarily free-standing units averaging 157,000 square feet, offering health and beauty products, pantry goods, household products and toys in addition to the offerings of the typical mall-based store. We also have 714 Sears Auto Centers operating in association with Full-line stores and eight Sears Auto Centers operating out of Sears Essentials/Grand stores. In addition, there are 36 free standing Sears Auto Centers that operate independently of Full-line stores. Sears also extends the availability of its product selection through the use of its sears.com website, which offers an assortment of home, apparel and accessory merchandise and provides customers the option of buying through a mobile app or online and picking up their merchandise in one of our Full-line stores.

•
Specialty Stores—54 specialty stores (primarily consisting of the 36 free standing Sears Auto Centers noted above and 14 Lands' End retail stores noted below) located in free-standing, off-mall locations or high-traffic neighborhood shopping centers.

•
Lands' End—Lands' End, Inc. (“Lands' End”) is a leading direct merchant of traditionally styled casual clothing, accessories and footwear for men, women and children, as well as home products and soft luggage. These products are offered through multiple selling channels including landsend.com, one of the leading apparel websites, as well as catalog mailings, and international businesses. Lands' End has 14 retail stores, averaging 8,600 square feet, which offer Lands' End merchandise primarily from catalog and Internet channel overstocks. In addition, Lands' End has 280 “store within a store” departments primarily inside Sears Domestic Full-line locations.

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

•
Our Appliance Builder/Distributor business offers premium appliance and plumbing fixtures to architects, designers, and new construction or remodeling customers, and is currently operating in nine markets with 17 facilities.

•
Home Services—Product Repair Services, the nation's largest product repair service provider, is a key element in our active relationship with more than 43 million households. With almost 8,000 service technicians making over 14 million service and installation calls annually, this business delivers a broad range of retail-related residential and commercial services across all 50 states, Puerto Rico, Guam and the Virgin Islands under either the Sears Parts & Repair Services or A&E Factory Service brand names. Commercial and residential customers can obtain parts and repair services for all major brands of products within the appliances, lawn and garden equipment, consumer electronics, floor care products, and heating and cooling systems categories. We also provide repair parts with supporting instructions for “do-it-yourself” customers through our searspartsdirect.com website. This business also offers protection agreements, product installation services and Kenmore and Carrier brand residential heating and cooling systems. Home Services also includes home improvement services (primarily siding, windows, cabinet refacing, kitchen remodeling, roofing, carpet and upholstery cleaning, air duct cleaning, and garage door installation and repair) provided through Sears Home Improvement Services and Sears Home & Business Franchises.
Sears Canada
Sears Canada, a consolidated, 51%-owned subsidiary of Sears, conducts retail operations in Canada similar to those conducted by Sears Domestic, with a greater emphasis on apparel and other softlines than in the U.S. stores.
At February 2, 2013, Sears Canada operated a total of 118 full-line stores, 357 specialty stores (including 48 furniture and appliance stores, 261 dealer stores operated under independent local ownership, four appliance and mattress stores, 33 Corbeil stores, and 11 outlet stores), nine home services showrooms, 1,512 catalog pick-up locations and 101 travel offices. Sears Canada also sells its products through its sears.ca website.
Separation of Sears Hometown and Outlet Businesses
On October 11, 2012, we completed the separation of our Sears Hometown and Outlet businesses through a rights offering transaction. Holdings received gross proceeds of $446.5 million with respect to the transaction, consisting of $346.5 million for the sale of Sears Hometown and Outlet Stores, Inc. ("SHO") common shares and $100 million through a dividend from SHO prior to the separation. Prior to the separation, SHO entered into an asset-based senior secured revolving credit facility with a group of financial institutions to provide (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million. Borrowings of $100 million from this revolving credit facility were used to fund the dividend paid to Holdings. We accounted for this separation in accordance with accounting standards applicable to common control transactions as ESL Investments, Inc. (together with its affiliated funds, "ESL") is a majority shareholder of Holdings and became a majority shareholder of SHO as a result of exercising subscription rights pursuant to the rights offering. Accordingly, we classified the difference between the proceeds received and the carrying value of net assets contributed to SHO as a reduction of capital in excess of par value in the Consolidated Statement of Equity for the period ended February 2, 2013.
In connection with the separation, Holdings and certain of its subsidiaries entered into various agreements with SHO under the terms described in Note 15. Because of the various agreements with SHO, the Company has determined that it has significant continuing cash flows with SHO. Accordingly, the operating results for SHO through the date of the separation are presented within the consolidated continuing operations of Holdings and the Sears Domestic segment in the accompanying Consolidated Financial Statements. See Note 15 of Notes to Consolidated Financial Statements for further information related to the agreements with SHO.
Partial Spin-Off of Interest in Sears Canada
On November 13, 2012, we completed a partial spin-off (the “spin-off”) of our interest in Sears Canada. Prior to the spin-off, Holdings beneficially owned approximately 96% of the issued and outstanding common shares of Sears Canada. In connection with the spin-off, we distributed approximately 45 million common shares of Sears Canada held by Holdings on a pro rata basis to holders of Holdings' common stock. Following the spin-off, Holdings was the beneficial holder of approximately 51% of the issued and outstanding common shares of Sears Canada, and as such, Holdings has maintained control of Sears Canada and will continue to consolidate the results of Sears Canada. We accounted for the spin-off as an equity transaction in accordance with accounting standards applicable to noncontrolling interests. Accordingly, we reclassified a portion of our ownership interest in Sears Canada and accumulated other comprehensive loss to noncontrolling interest in the Consolidated Statement of Equity at February 2, 2013.
At February 2, 2013, January 28, 2012 and January 29, 2011, Holdings was the beneficial holder of approximately 52 million, or 51%, 97 million, or 95%, and 97 million, or 92%, respectively, of the common shares of Sears Canada.

Acquisition of Noncontrolling Interest
During the first quarter of 2010, we acquired approximately 19 million additional common shares of Sears Canada. We paid a total of $560 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards applicable to noncontrolling interests. Accordingly, we reclassified an accumulated other comprehensive loss from noncontrolling interest to controlling interest in the Consolidated Statement of Equity for the period ended January 29, 2011.
Spin-Off of Orchard Supply Hardware Stores Corporation
On December 30, 2011, we completed the spin-off to our shareholders of all the capital stock of Orchard Supply Hardware Stores Corporation (“Orchard”) that was owned by Holdings immediately prior to the spin-off, consisting of common stock that represented approximately 80% of the voting power of Orchard's outstanding capital stock and preferred stock that represented 100% of Orchard's outstanding nonvoting capital stock. In connection with the spin-off, Holdings and certain of its subsidiaries entered into various agreements with Orchard, including a distribution agreement, a transition services agreement, an appliance sale and consignment agreement and brand license agreements. In addition, certain tax matters between Holdings and Orchard are governed by a tax sharing agreement entered into in 2005.
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
Further information concerning our real estate transactions is contained in Note 11 of Notes to Consolidated Financial Statements.
 Trademarks and Trade Names
The KMART® and SEARS® trade names, service marks and trademarks, used by us both in the United States and internationally, are material to our retail and other related businesses.
We sell proprietary branded merchandise under a number of brand names that are important to our operations. Our KENMORE®, CRAFTSMAN®, DIEHARD® and LANDS' END® brands are among the most recognized proprietary brands in retailing. These marks are the subject of numerous United States and foreign trademark registrations. Other well recognized Company trademarks and service marks include CANYON RIVER BLUES®, COVINGTON®, SHOP YOUR WAY™, SMART SENSE®, STRUCTURE®, THOM MCAN® and TOUGHSKINS®, which also are registered or are the subject of pending registration applications in the United States. Generally, our rights in our trade names and marks continue so long as we use them.
Seasonality
The retail business is seasonal in nature, and we generate a high proportion of our revenues, operating income and operating cash flows during the fourth quarter of our year, which includes the holiday season. As a result, our overall profitability is heavily impacted by our fourth quarter operating results. Additionally, in preparation for the fourth quarter holiday season, we significantly increase our merchandise inventory levels, which are financed from operating cash flows, credit terms received from vendors and borrowings under our domestic credit agreement (described in the “Uses and Sources of Liquidity” section below). Fourth quarter reported revenues accounted for 30% of total reported revenues in each of the years 2012, 2011 and 2010. See Note 19 to our Consolidated Financial Statements for further information on revenues earned by quarter in 2012 and 2011.
Competition
Our business is subject to highly competitive conditions. We compete with a wide variety of retailers, including other department stores, discounters, home improvement stores, consumer electronics dealers, auto service providers, specialty retailers, wholesale clubs, as well as many other retailers operating on a national, regional or local level in the U.S. and Canada. Online and catalog businesses, which handle similar lines of merchandise, also compete with us. Walmart, Target, Kohl's, J.C. Penney, Macy's, The Home Depot, Lowe's, Best Buy and Amazon are some of the national retailers and businesses with which we compete. The Home Depot and Lowe's are major competitors in relation to our home appliance business, which accounted for approximately 15% of our 2012 and 16% of our 2011 and 2010 reported revenues. Sears Canada competes in Canada with Hudson's Bay Company, other Canadian-based store and online retailers, as well as certain U.S.-based competitors, including some of those mentioned above, that are expanding into Canada. Success in these competitive marketplaces is based on factors such as price, product assortment and quality, service and convenience, including availability of retail-related services such as access to credit, product delivery, repair and installation. Additionally, we are influenced by a number of factors including, but not limited to, the cost of goods, consumer debt availability and buying patterns, economic conditions, customer preferences, inflation, currency exchange fluctuations, weather patterns, and catastrophic events. Item 1A in this report on Form 10-K contains further information regarding risks to our business.
Employees
At February 2, 2013, subsidiaries of Holdings had approximately 246,000 employees in the United States and U.S. territories, and approximately 28,000 employees in Canada through Sears Canada. These employee counts include part-time employees.
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
Our integrated retail strategy is based on a number of initiatives, including our SHOP YOUR WAY program, that depend on our ability to respond quickly to ongoing technology developments and implement new ways to understand and rely on the data to interact with our members and customers in order to achieve expected benefits.

If we do not successfully manage our inventory levels, our operating results will be adversely affected.
We must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against accumulating excess inventory as we seek to minimize out-of-stock levels across all product categories and to maintain in-stock levels. In addition, we have plans to reduce peak domestic inventory in fiscal year 2013 by $500 million from $8.6 billion at the end of the third quarter of fiscal year 2012. We obtain a significant portion of our inventory from vendors located outside the United States. Some of these vendors often require lengthy advance notice of our requirements in order to be able to supply products in the quantities we request. This usually requires us to order merchandise, and enter into purchase order contracts for the purchase and manufacture of such merchandise, well in advance of the time these products will be offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which makes us vulnerable to changes in price. If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels will not be appropriate and our results of operations may be negatively impacted.
If we are unable to compete effectively in the highly competitive retail industry, our business and results of operations could be materially adversely affected.
The retail industry is highly competitive with few barriers to entry. We compete with a wide variety of retailers, including other department stores, discounters, home improvement stores, appliances and consumer electronics retailers, auto service providers, specialty retailers, wholesale clubs and many other competitors operating on a national, regional or local level in the U.S. and Canada. Some of our competitors are actively engaged in new store expansion. Online and catalog businesses, which handle similar lines of merchandise, and some of which are not required to collect sales taxes on purchases made by their customers, also compete with us. In this competitive marketplace, success is based on factors such as price, product assortment and quality, service and convenience.
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
Many economic and other factors are outside of our control, including consumer and commercial credit availability, consumer confidence and spending levels, including the impact of payroll tax increases on U.S. consumers, inflation, employment levels, housing sales and remodels, consumer debt levels, fuel costs and other challenges currently affecting the global economy, the full impact of which on our business, results of operations and financial condition cannot be predicted with certainty. These economic conditions adversely affect the disposable income levels of, and the credit available to, our customers, which could lead to reduced demand for our merchandise. Changing fuel and energy costs may have a significant impact on our operations. We require significant quantities of fuel for the vehicles used by technicians in our home services business and we are exposed to the risk associated with variations in the market price for petroleum products. We could experience a disruption in energy supplies, including our supply of gasoline, as a result of factors that are beyond our control, which could have an adverse effect on our business. Certain of our vendors also could experience increases in the cost of various raw materials, such as cotton, oil-related materials, steel and rubber, which could result in increases in the prices that we pay for merchandise, particularly apparel, appliances and tires. The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to a decrease in consumer spending. Any of these events and factors could cause us to increase inventory markdowns and promotional expenses, thereby reducing our gross margins and operating results.

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
Certain factors, including changes in market conditions and our credit ratings, may limit our access to capital markets and other financing sources and materially increase our borrowing costs.
In addition to credit terms from vendors, our liquidity needs are funded by our operating cash flows and, to the extent necessary, borrowings under our credit agreements and commercial paper program and access to capital markets. The availability of financing depends on numerous factors, including economic and market conditions, our operating performance, our credit ratings, and lenders' assessments of our prospects and the prospects of the retail industry in general. Changes in these factors may affect our cost of financing, liquidity and our ability to access financing sources, including the accordion feature of our domestic revolving credit facility and possible second lien indebtedness that is permitted under the domestic revolving credit facility. Rating agencies revise their ratings for the companies that they follow from time to time and our ratings may be revised or withdrawn in their entirety at any time.
While the Company's domestic revolving credit facility currently provides for up to $3.275 billion of lender commitments, our ability to borrow funds under this facility is limited by a borrowing base determined relative to the value, from time to time, of eligible inventory, accounts receivable and certain other assets. If, through asset sales or other means, the value of these eligible assets is not sufficient to support borrowings of up to the full amount of the commitments under this facility, we will not have full access to the facility, but rather could have access to a lesser amount determined by the borrowing base.
The lenders under our credit facilities may not be able to meet their commitments if they experience shortages of capital and liquidity and there can be no assurance that our ability to otherwise access the credit markets will not be adversely affected by changes in the financial markets and the global economy.
We cannot predict whether our plans to generate liquidity, reduce inventory and reduce fixed costs will be successful.
We have plans to generate at least $500 million of additional liquidity over the next 12 months, reduce peak domestic inventory in fiscal year 2013 by $500 million from $8.6 billion at the end of the third quarter of fiscal year 2012 and reduce our fixed cost base by $200 million during fiscal year 2013. The achievement of these objectives is subject to risks and uncertainties with respect to market conditions and other factors that may cause our actual results, performance or achievements to be materially different from our plans, and there can be no assurance that transactions to monetize assets or other actions to generate liquidity will become available on acceptable terms. Our ability to reduce fixed costs, which include occupancy costs and certain payroll costs, may be limited by our contractual obligations and other factors.
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
Accordingly, our results for any one quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may increase or decrease. For more information on our results of operations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report on Form 10-K.
We rely on foreign sources for significant amounts of our merchandise, and our business may therefore be negatively affected by the risks associated with international trade.
We depend on a large number of products produced in foreign markets. We face risks, including reputational risks, associated with the delivery of merchandise originating outside the United States, including:

•	potential economic and political instability in countries where our suppliers are located,

•	increases in shipping costs,

•	manufacturing and transportation delays and interruptions,

•	supplier compliance with applicable laws, including labor and environmental laws, and with our global compliance program for suppliers and factories,

•	adverse fluctuations in currency exchange rates, and

•	changes in U.S. and foreign laws affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws.
We rely extensively on computer systems to implement our integrated retail strategy, process transactions, summarize results and otherwise manage our business. Disruptions in these systems could harm our ability to run our business.
Given the significance of our online and mobile capabilities and the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems, some of which are based on end-of-life or legacy technology, operate with minimal or no vendor support and are otherwise difficult to maintain. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. Operating legacy systems subject us to inherent costs and risks associated with maintaining, upgrading and replacing these systems and retaining sufficiently skilled personnel to maintain and operate the systems, demands on management time, and other risks and costs. Cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving and could lead to disruptions in our systems, unauthorized release of confidential or otherwise protected information or corruption of data. If individuals are successful in infiltrating, breaking into, disrupting, damaging or otherwise stealing from the computer systems of the Company or its third-party providers, or if our systems are otherwise damaged or cease to function properly, we may have to make a significant investment to fix or replace them, we may suffer interruptions in our operations in the interim, we may face costly litigation, and our reputation with our members and customers may be harmed. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations. In addition, we are pursuing initiatives to transform our information technology processes and systems. These initiatives are highly complex and include replacing legacy systems, upgrading existing systems, and acquiring new systems and hardware with updated functionality. The risk of disruption is increased in periods when such complex and significant systems changes are undertaken.
If we do not maintain the security of our member and customer, associate or company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.
Any significant security compromise or breach of member and customer, associate or company data, either held or maintained by the Company or our third-party providers, could significantly damage our reputation and brands and result in additional costs, lost sales, fines and/or lawsuits. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches. A data security breach could negatively impact our business and our results of operations.
We rely on third parties to provide us with services in connection with the administration of certain aspects of our business.
We have entered into agreements with third-party service providers (both domestic and overseas) to provide processing and administrative functions over a broad range of areas, and we may continue to do so in the future. These areas include finance and accounting, information technology, including IT development, call center, human resources and procurement functions. Services provided by third parties as a part of outsourcing initiatives could be interrupted as a result of many factors, such as acts of God or contract disputes, and any failure by third parties to provide us with these services on a timely basis or within our service level expectations and performance standards could result in a disruption of our business. In addition, to the extent we are unable to maintain our outsourcing arrangements; we would incur substantial costs, including costs associated with hiring new employees, in order to return these services in-house. These outsourcing arrangements also carry the risk that the Company will fail to adequately retain the significant internal historical knowledge of our business and systems that is transferred to the service providers as the employment of the Company's personnel who possess such knowledge ends.
We could incur charges due to impairment of goodwill, intangible and long-lived assets.
At February 2, 2013, we had goodwill and intangible asset balances of $3.3 billion, which are subject to periodic testing for impairment. Our long-lived assets, primarily stores, also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow within each of our reporting units, or sales of our branded products or cash flow generated from operations at individual store locations could result in impairment charges for goodwill and intangible assets or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Impairment charges, if any, resulting from the periodic testing are non-cash. A significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. See Notes 12 and 13 of Notes to Consolidated Financial Statements for further information.
The loss of key personnel may disrupt our business and adversely affect our financial results.
We depend on the contributions of key personnel, including Edward S. Lampert, our Chairman and Chief Executive Officer, and other key employees, for our future success. Although certain executives have employment agreements with us, changes in our senior management and any future departures of key employees may disrupt our business and materially adversely affect our results of operations.

Affiliates of our Chairman and Chief Executive Officer, whose interests may be different than your interests, exert substantial influence over our Company.
Affiliates of Edward S. Lampert, our Chairman and Chief Executive Officer, beneficially own approximately 55% of the outstanding shares of our common stock. These affiliates are controlled, directly or indirectly, by Mr. Lampert. Accordingly, these affiliates, and thus Mr. Lampert, have substantial influence over many, if not all, actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
The interests of these affiliates, which have investments in other companies, including our former subsidiary, Sears Hometown and Outlet Stores, Inc., may from time to time diverge from the interests of our other stockholders, particularly with regard to new investment opportunities. This substantial influence may have the effect of discouraging offers to acquire our Company because the consummation of any such acquisition would likely require the consent of these affiliates.
We may be unable to protect or preserve the image of our brands and our intellectual property rights, which could have a negative impact on our business.
We regard our copyrights, service marks, trademarks, trade dress, trade secrets, patents and similar intellectual property as critical to our success, particularly those that relate to our private branded merchandise. As such, we rely on trademark and copyright law, patent law, trade secret protection and confidentiality agreements with our associates, consultants, vendors, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets, patents or other proprietary rights for any reason, or if we fail to maintain the image of our brands due to merchandise and service quality issues, actual or perceived, adverse publicity, governmental investigations or litigation, or other reasons, our brands and reputation could be damaged and we could lose customers.
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
From time to time, we may be involved in lawsuits and regulatory actions relating to our business, certain of which may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. Our pharmacy, home services and grocery businesses, in particular, are subject to numerous federal, state and local regulations. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws, including wage and hour laws, and investigations and actions that are based on allegations of untimely compliance or noncompliance with applicable regulations or statutes. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend our Company. Further, changes in governmental regulations both in the United States and in the other countries where we operate could have adverse effects on our business and subject us to additional regulatory actions. For a description of current legal proceedings, see Item 3, “Legal Proceedings,” as well as Note 18 of Notes to Consolidated Financial Statements in this report on Form 10-K.

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

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The following table summarizes the locations of our Kmart and Sears Domestic stores at February 2, 2013:

	Kmart		Sears Domestic
State/Territory	Discount Stores	Super Centers	Full-line Mall Stores	Sears Essentials/ Grand Stores	Specialty Stores
Alabama	24	—	10	—	—
Alaska	—	—	3	—	—
Arizona	16	—	14	—	—
Arkansas	5	—	7	—	1
California	102	—	79	1	5
Colorado	13	—	11	1	1
Connecticut	8	—	8	—	—
Delaware	6	—	4	—	—
District of Columbia	—	—	—	—	—
Florida	69	—	51	—	1
Georgia	28	—	19	—	—
Hawaii	7	—	6	—	—
Idaho	8	—	5	—	—
Illinois	46	4	35	1	9
Indiana	31	3	18	—	1
Iowa	21	—	9	—	2
Kansas	11	—	8	—	1
Kentucky	27	—	9	—	—
Louisiana	11	—	13	—	1
Maine	6	—	5	—	—
Maryland	21	—	19	—	—
Massachusetts	19	—	21	—	—
Michigan	69	6	24	—	—
Minnesota	21	—	12	—	4
Mississippi	7	—	5	—	—
Missouri	27	—	10	1	—
Montana	9	—	3	—	—
Nebraska	8	—	4	—	—
Nevada	10	—	4	1	1
New Hampshire	6	—	6	—	—
New Jersey	35	—	20	—	5
New Mexico	15	—	7	—	—
New York	52	1	45	—	6
North Carolina	43	—	21	—	—
North Dakota	7	—	4	—	—
Ohio	52	7	38	1	1
Oklahoma	9	—	10	—	—
Oregon	13	—	8	—	1
Pennsylvania	95	2	42	1	2
Rhode Island	1	—	2	—	—
South Carolina	25	—	12	—	—
South Dakota	9	—	2	—	—
Tennessee	32	—	18	—	—
Texas	20	—	58	1	1
Utah	15	—	4	1	1
Vermont	3	—	2	—	—
Virginia	39	1	20	1	1
Washington	15	—	20	—	2
West Virginia	15	1	7	—	—
Wisconsin	28	—	15	—	6
Wyoming	9	—	2	—	—
Puerto Rico	23	—	9	—	1
U.S. Virgin Islands	4	—	—	—	—
Guam	1	—	—	—	—
Totals	1,196	25	788	10	54

	Kmart		Sears Domestic			Sears Canada		Total
	Discount Stores	Super Centers	Full-line Mall Stores	Sears Essentials/ Grand Stores	Specialty Stores	Full-line Stores	Specialty Stores
Owned	184	19	497	8	26	14	2	750
Leased	1,012	6	291	2	28	104	77	1,520
Independently-owned and operated stores	—	—	—	—	—	—	278	278
Stores at February 2, 2013	1,196	25	788	10	54	118	357	2,548

In addition, at February 2, 2013, we had 38 domestic supply chain distribution centers, of which 12 were owned and 26 were leased for terms ranging from three to five years. Of the total, 10 primarily support Kmart stores, 24 primarily support Sears stores and four support both Sears and Kmart stores. We also had 465 domestic store warehouses, customer call centers and service facilities (including 17 facilities related to our appliance builder/distributor business), most of which are leased for terms ranging generally from three to five years or are part of other facilities included in the above table. Many of our facilities are also used to support our online channels.
Our principal executive offices are located on a 200-acre site owned by us at the Prairie Stone office park in Hoffman Estates, Illinois. The complex consists of six interconnected office buildings totaling approximately two million gross square feet of office space. In addition, we have a campus in Dodgeville, Wisconsin supporting the corporate headquarters, distribution center and customer sales/service operations for Lands' End. We also own an 86,000 square foot office building in Troy, Michigan. We operate numerous buying offices throughout the world that procure product internationally, as well as an information technology center in Pune, India.
At February 2, 2013, Sears Canada operated a total of 118 full-line stores, 357 specialty stores (including 48 furniture and appliance stores, 261 hometown dealer stores operated under independent local ownership, four appliance and mattress stores, 33 Corbeil stores, and 11 outlet stores), nine home services showrooms, 1,512 catalog pick-up locations and 101 travel offices.
A description of our leasing arrangements and commitments appears in Note 14 of Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings
Item 103 of SEC Regulation S-K requires that we disclose legal proceedings to which the Company and a governmental authority is a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Disclosure also is required as to any such proceedings known by us to be contemplated by governmental authorities. In that connection, we note that Sears was a party to administrative actions brought by the California Air Resources Board (“CARB”) that alleged that Sears offered for sale certain mini bikes and stand-up scooters that were not certified by CARB. The parties have entered into a settlement agreement that provides for the payment by Sears of a $285,200 penalty. The vendor of this merchandise has agreed to reimburse Sears for the full amount of the penalty pursuant to its indemnification obligations to Sears.
See Part II, Item 8, “Financial Statements—Notes to Consolidated Financial Statements,” Note 18—“Legal Proceedings,” for additional information regarding legal proceedings, which information is incorporated herein by this reference.

Item 4.	Mine Safety Disclosures
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table and information sets forth the names of our executive officers, their current positions and offices with the Company, the date they first became executive officers of the Company, their current ages, and their principal employment during the past five years.

Name	Position	Date First Became an Executive Officer	Age
Edward S. Lampert	Chairman of the Board and Chief Executive Officer	2013	50
Ronald D. Boire	Executive Vice President, Chief Merchandising Officer and President, Sears Full Line Stores and Kmart Formats	2012	51
Imran Jooma	Executive Vice President and President, Online, Marketing, Pricing & Financial Services	2012	40
Robert A. Schriesheim	Executive Vice President and Chief Financial Officer	2011	52
Dane A. Drobny	Senior Vice President, General Counsel and Corporate Secretary	2010	45
William K. Phelan	Senior Vice President, Finance	2005	50
Robert A. Riecker	Vice President, Controller and Chief Accounting Officer	2012	48
__________________

Mr. Lampert has served as Chairman of the Company's Board of Directors since 2004 and as our Chief Executive Officer since February 2013. He also is the Chairman and Chief Executive Officer of ESL Investments, Inc., which he founded in April 1988.
Mr. Boire joined the Company as Executive Vice President, Chief Merchandising Officer and President, Sears Full Line Stores and Kmart Formats in January 2012. He served from October 2009 until January 2012 as President and Chief Executive Officer of Brookstone, a consumer products company. He served as President, U.S. Toys, North America, for Toys “R” Us, a specialty retailer of toys and juvenile products, from July 2006 until September 2009. He previously served as Executive Vice President, Global Merchandise Manager of Best Buy Co., Inc., a retailer of consumer electronics and related products from May 2003 to June 2006. Prior to joining Best Buy Co., Inc., Mr. Boire served for 17 years in a variety of increasingly senior roles at Sony Electronics Inc., a marketer of electronic products and services.
Mr. Jooma joined the Company in June 2007 as Vice President, e-Commerce, and has served in his current position since November 2011. He was elected Executive Vice President in November 2012. From May 2010 until November 2011, he served as the Company's Senior Vice President and President, e-Commerce. From August 2009 until May 2010, he served as Senior Vice President, e-Commerce, of the Company. Prior to joining the Company, he served as Vice President of eCommerce at Circuit City Stores, Inc. and prior thereto as the Divisional Vice President of eCommerce at OfficeMax Incorporated.
Mr. Schriesheim joined the Company as Executive Vice President in August 2011 and became Executive Vice President and Chief Financial Officer that same month. Prior to joining the Company, he served as the Chief Financial Officer of Hewitt Associates, Inc., a global human resources consulting and outsourcing company, from January 2010 to October 2010. From October 2006 to January 2010, he served as Executive Vice President and Chief Financial Officer of Lawson Software, Inc., an ERP software provider. From August 2002 to October 2006, he was affiliated with ARCH Development Partners, LLC, a seed stage venture capital fund. Before joining ARCH, Mr. Schriesheim held executive positions at Global TeleSystems, SBC Equity Partners, Ameritech, AC Nielsen and Brooke Group Ltd. Mr. Schriesheim has served as a director of Skyworks Solutions, Inc. since May 2006 and is chairman of its audit committee. He also served as a director of Dobson Communications Corp. from 2004 to 2007, a director of Lawson Software from 2006 to 2011, a director and Co-Chairman of MSC.Software Corporation from 2007 to 2009 and a director of Georgia Gulf Corporation from 2009 to 2010.

Mr. Drobny joined us as Senior Vice President, General Counsel and Corporate Secretary in May 2010. Prior to joining the Company, he practiced law with the law firm of Winston & Strawn LLP, most recently as Capital Partner, from September 1993 until May 2010.
Mr. Phelan was elected Senior Vice President, Finance of the Company in January 2012. From September 2007 until January 2012, he served as Senior Vice President and Controller of the Company. From May 2011 until August 2011, Mr. Phelan served as our acting Chief Financial Officer, while from May 2009 until May 2011 and from August 2011 until January 2012, he also served as our Chief Accounting Officer. From December 2007 until December 2008, Mr. Phelan also served as the Company's Treasurer. From the consummation of the Merger until September 2007, Mr. Phelan served as Vice President and Controller. Prior to the consummation of the Merger, he served as Assistant Controller of Sears.
Mr. Riecker was elected Vice President, Controller and Chief Accounting Officer in January 2012. He joined the Company as Assistant Controller in October 2005 and served as Vice President and Assistant Controller from May 2007 to October 2011. From October 2011 until his election as Vice President, Controller and Chief Accounting Officer, he served as the Company's Vice President, Internal Audit.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Holdings' common stock is quoted on The NASDAQ Stock Market under the ticker symbol SHLD. There were 14,217 shareholders of record at March 2, 2013. The quarterly high and low sales prices for Holdings' common stock are set forth below.

	Fiscal Year 2012
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$85.90	$65.70	$67.20	$68.77
Low	$41.14	$46.28	$47.01	$38.40

	Fiscal Year 2011
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$94.79	$86.72	$83.25	$80.37
Low	$73.59	$66.15	$51.14	$28.89
Holdings has not paid and does not expect to pay cash dividends in the foreseeable future.
Equity Compensation Plan Information
The following table reflects information about securities authorized for issuance under our equity compensation plans at February 2, 2013.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans*
Equity compensation plans approved by security holders	—	—	261,774
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	261,774

__________________

*
Represents shares of common stock that may be issued pursuant to our 2006 Stock Plan. Excludes shares covered by an outstanding plan award that, subsequent to February 2, 2013, ultimately are not delivered on an unrestricted basis (for example, because the award is forfeited, canceled, settled in cash or used to satisfy tax withholding obligations). Awards under the 2006 Stock Plan may be restricted stock awards, a grant of shares of our common stock in connection with an award made under a long-term incentive plan, or certain other awards.

Stock Performance Graph
Comparison of Five-Year Cumulative Stockholder Return
The following graph compares the cumulative total return to stockholders on Holdings' common stock from February 1, 2008 through February 1, 2013, the last trading day before the end of our 2012 year, with the return on the S&P 500 Stock Index, the S&P 500 Retailing Index and the S&P 500 Department Stores Index for the same period. The graph assumes an initial investment of $100 on February 1, 2008 in each of our common stock, the S&P 500 Stock Index, the S&P Retailing Index and the S&P 500 Department Stores Index.
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

	Feb. 1, 2008	Jan. 30, 2009	Jan. 29, 2010	Jan. 28, 2011	Jan. 27, 2012	Feb. 1, 2013
Sears Holdings	$100.00	$37.78	$86.12	$70.24	$41.55	$49.89
S&P 500 Stock Index	$100.00	$60.64	$80.72	$97.89	$103.10	$121.25
S&P 500 Retailing Index	$100.00	$62.28	$96.85	$123.37	$140.16	$178.46
S&P 500 Department Stores Index	$100.00	$47.25	$78.97	$90.57	$102.24	$105.40

Purchase of Equity Securities
The following table provides information about shares of common stock we acquired during the fourth quarter of 2012. During the quarter ended February 2, 2013, we did not repurchase any shares of our common stock under our common share repurchase program. At February 2, 2013, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 28, 2012 to November 24, 2012	706	$64.54	—	$—
November 25, 2012 to December 29, 2012	1,824	42.01	—	—
December 30, 2012 to February 2, 2013	18,919	43.99	—	—
Total	21,449	$44.50	—	$—	$504,000,000
__________________

(1)	Consists entirely of 21,449 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.

(2)
Our common share repurchase program was initially announced on September 14, 2005 and has a total authorization since inception of the program of $6.5 billion, including the authorizations to purchase up to an additional $500 million of common stock on each of December 17, 2009 and May 2, 2011. The program has no stated expiration date.

The domestic credit agreement (described in the “Uses and Sources of Liquidity” section below) limits our ability to make restricted payments, including dividends and share repurchases, under certain circumstances, including if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.

Item 6.	Selected Financial Data
The table below summarizes our recent financial information. The data set forth below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and notes thereto in Item 8.

	Fiscal
dollars in millions, except per share and store data	2012	2011	2010	2009	2008
Summary of Operations
Revenues(1)	$39,854	$41,567	$42,664	$43,360	$46,007
Domestic comparable store sales %	(2.5)%	(2.2)%	(1.3)%	(4.7)%	(7.7)%
Net income (loss) from continuing operations attributable to Holdings' shareholders(2)	(930)	(3,113)	122	218	295
Per Common Share
Basic:
Net income (loss) from continuing operations attributable to Holdings' shareholders	$(8.78)	$(29.15)	$1.09	$1.85	$2.32
Diluted:
Net income (loss) from continuing operations attributable to Holdings' shareholders	$(8.78)	$(29.15)	$1.09	$1.85	$2.32
Holdings' book value per common share	$25.89	$40.26	$78.19	$79.21	$76.91
Financial Data
Total assets	$19,340	$21,381	$24,360	$24,901	$25,444
Long-term debt	1,579	1,693	1,872	949	1,220
Long-term capital lease obligations	364	395	472	510	552
Capital expenditures	378	432	426	350	486
Adjusted EBITDA	626	277	1,385	1,744	1,524
Number of stores	2,548	4,010	3,949	3,862	3,862
__________________

(1)	We follow a retail-based financial reporting calendar. Accordingly, the fiscal year ended February 2, 2013 contained 53 weeks, while all other years presented contained 52 weeks.

(2)
The periods presented were impacted by certain significant items, which affected the comparability of amounts reflected in the above selected financial data. For 2012, 2011 and 2010, these significant items are discussed within Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” 2009 results include the impact of domestic pension expense of $170 million, a $131 million charge related to store closings and severance, a gain on the sale of Sears Canada Headquarters of $44 million, a gain of $32 million recorded in connection with the settlement of Visa/MasterCard antitrust litigation, mark-to-market losses of $33 million on Sears Canada hedge transactions and a tax benefit of $41 million related to the resolution of certain income tax matters. 2008 results include the impact of a $98 million charge related to asset impairments, a $77 million charge related to store closings and severance, mark-to-market gains of $81 million on Sears Canada hedge transactions, the reversal of a $62 million reserve because of the overturning of an adverse jury verdict relating to the redemption of certain Sears, Roebuck and Co. bonds in 2004, a tax benefit of $8 million related to the resolution of certain income tax matters and gains of $13 million on negotiated repurchases of debt securities prior to maturity.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
We have divided our “Management's Discussion and Analysis of Financial Condition and Results of Operations” into the following six sections:

•	Overview of Holdings

•	Results of Operations:
Fiscal Year
Holdings' Consolidated Results
Business Segment Results

•	Analysis of Consolidated Financial Condition

•	Contractual Obligations and Off-Balance Sheet Arrangements

•	Application of Critical Accounting Policies and Estimates

•	Cautionary Statement Regarding Forward-Looking Information
The discussion that follows should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of stores with 2,019 full-line and 54 specialty retail stores in the United States, operating through Kmart and Sears, and 475 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 51%-owned subsidiary. Further, we operate a number of websites under the Sears.com and Kmart.com banners which offer more than 60 million products and provide the capability for our customers to engage in cross-channel transactions such as buy online/pick-up in store; buy in store/ship to home; and buy online, return in store. We are also the home of SHOP YOUR WAY™, a social shopping experience where members have the ability to earn points, receive additional benefits and interact/shop with each other through shopyourway.com. The Company is the leading home appliance retailer as well as a leader in tools, lawn and garden, fitness equipment and automotive repair and maintenance. Key proprietary brands include Kenmore®, Craftsman®and DieHard®. We also maintain a broad apparel offering including such well-known labels as Lands' End®, the Kardashian Kollection, Jaclyn Smith, Joe Boxer, Sandra Lee and Levi's, as well as Sofia by Sofia Vergara and the Country Living Home Collection. We are the nation's largest provider of home services, with more than 14 million service calls made annually.
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
Our focus continues to be on our core customers, our Members, and finding ways to provide them value and convenience through Integrated Retail and our SHOP YOUR WAY Membership platform. We have invested significantly in our online ecommerce platforms, our Membership rewards program and the technology needed to support these initiatives. Our actions in 2012 were guided by the following strategic priorities:
Innovation Around Our Customers and Members
We continue to focus on building and growing a deeply engaging membership program, called SHOP YOUR WAY. SHOP YOUR WAY is more than just a typical loyalty program. It is a comprehensive platform that transforms customer transactions into relationships and allows us to know our Members better and to serve them better as well. It includes the rewards program, our shopyourway.com social shopping platform, our SHOP YOUR WAY Max free shipping platform and a variety of other applications and components. Collectively, these elements change the way we do business both inside and outside the Company.
We are also focused on providing integrated retail solutions for our Members and customers. We rolled out tablets and mobile devices to Sears Domestic stores across the country. The tablets are equipped to help our store associates provide a better overall shopping experience. Our associates can use tablets to look at product specifications, compare products side-by-side and search for inventory if it is not readily available at the store. More information about products, inventory, pricing and reviews is now available at their fingertips, which means Members can have more confidence in their product selection.
We have designed other experiences that provide seamless and convenient integrated experiences for our Members. Building on our Buy Online Pick Up In Store and Ready in 5 promise, we developed a Return/Exchange in 5 capability that allows Members to fill out the product return information online. Members simply drop off or exchange the item they want to return at our Merchandise Pick Up area within five minutes or less.
Core Retail Excellence
We are also focused on providing great merchandise value to our customers and Members. In 2012, we launched several innovative brand offerings such as Outdoor Life, Alphaline electronics accessories, and RoadHandler tires. In January 2013, we announced that we would be developing two new apparel lines in a collaborative effort between SHOP YOUR WAY and our Kmart format. We have a long heritage of building celebrity brands, both at Sears and Kmart. We chose to partner with Nicki Minaj and Adam Levine for this collaboration because of their creativity, their global appeal and their strong interest in developing their clothing brands in a unique and innovative manner.
We are focused on providing flexibility and convenience for our Members through such things as buy online/pick-up in store, buy in store/ship to home, digital receipts and returns and exchanges in five minutes or less. We enhanced our layaway program and added the capability for our Members to make layaway payments online and have the items from their layaway shipped directly to their homes when their contract has been completed. We also provide our customers with easy access to a broad and diverse range of products and categories through marketplace on sears.com.
Financial and Operational Discipline
In 2012, we also demonstrated our financial flexibility by positively impacting our liquidity by $1.8 billion, while unlocking the value in our asset portfolio, as part of our on-going asset re-configuration where we are re-deploying our capital in support of our member-centric, integrated retail strategy. Actions taken included:

•	the separation of our Sears Hometown and Outlet businesses through a rights offering transaction, which generated gross proceeds of approximately $447 million;

•	the partial spin-off of 45% of Sears Canada;

•	the execution of various real estate transactions which generated cash proceeds of approximately $440 million;

•	Reducing inventory by nearly $1.0 billion below last year's level and adjusting our promotional cadence to be more targeted;

•	Reducing our fixed cost structure by over $500 million; and

•	Capitalizing on an opportunity to reduce risk related to our legacy pension obligation by making a voluntary offer to former employees to pay a lump sum.
We are an asset-rich enterprise with substantial liquidity, unencumbered real estate and well-established stand-alone businesses, including Lands' End and Sears Canada. We expect to generate at least $500 million of additional liquidity through monetization of assets over the next 12 months. In addition to our asset monetizations, we currently expect to reduce 2013 peak domestic inventory by $500 million from the 2012 level of $8.6 billion at the end of the third quarter as a result of stores already or expected to be closed, initiatives underway to reduce slow-moving inventory and modest productivity improvement. This action is expected to generate $300 million of cash after consideration of related payables. We also expect to further reduce our fixed cost base by another $200 million in 2013.

RESULTS OF OPERATIONS
Fiscal Year
Our fiscal year end is the Saturday closest to January 31 each year. Fiscal year 2012 consisted of 53 weeks while fiscal years 2011 and 2010 consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal year	Ended	Weeks
2012	February 2, 2013	53
2011	January 28, 2012	52
2010	January 29, 2011	52

Holdings' Consolidated Results
Holdings' consolidated results of operations for 2012, 2011 and 2010 are summarized as follows:

millions, except per share data	2012	2011	2010
REVENUES
Merchandise sales and services	$39,854	$41,567	$42,664
COSTS AND EXPENSES
Cost of sales, buying and occupancy	29,340	30,966	31,000
Gross margin dollars	10,514	10,601	11,664
Gross margin rate	26.4%	25.5%	27.3%
Selling and administrative	10,660	10,664	10,425
Selling and administrative expense as a percentage of revenues	26.7%	25.7%	24.4%
Depreciation and amortization	830	853	869
Impairment charges	330	649	—
Gain on sales of assets	(468)	(64)	(67)
Total costs and expenses	40,692	43,068	42,227
Operating income (loss)	(838)	(1,501)	437
Interest expense	(267)	(289)	(293)
Interest and investment income	94	41	36
Other income (loss)	1	(2)	(14)
Income (loss) from continuing operations before income taxes	(1,010)	(1,751)	166
Income tax expense	(44)	(1,369)	(27)
Income (loss) from continuing operations	(1,054)	(3,120)	139
Income (loss) from discontinued operations, net of tax	—	(27)	11
Net income (loss)	(1,054)	(3,147)	150
(Income) loss attributable to noncontrolling interests	124	7	(17)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(930)	$(3,140)	$133
Amounts attributable to Holdings’ shareholders:
Income (loss) from continuing operations, net of tax	$(930)	$(3,113)	$122
Income (loss) from discontinued operations, net of tax	—	(27)	11
Net income (loss)	$(930)	$(3,140)	$133
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Diluted income (loss) per share from continuing operations	$(8.78)	$(29.15)	$1.09
Diluted income (loss) per share from discontinued operations	—	(0.25)	0.10
	$(8.78)	$(29.40)	$1.19
Diluted weighted average common shares outstanding	105.9	106.8	111.7
References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. In addition, comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers and have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period. Comparable store sales results for 2012 were calculated based on the 52-week period ended January 26, 2013 as compared to the comparable 52-week period in the prior year.

2012 Compared to 2011
Net Loss from Continuing Operations Attributable to Holdings' Shareholders
We recorded a net loss from continuing operations attributable to Holdings' shareholders of $930 million ($8.78 loss per diluted share from continuing operations) and $3.1 billion ($29.15 loss per diluted share from continuing operations) for 2012 and 2011, respectively. Our results for 2012 and 2011 were affected by a number of significant items, including non-cash charges related to pension settlements and the impairment of goodwill balances and a $1.8 billion non-cash charge to establish a valuation allowance against our domestic deferred tax assets in 2011. Our net loss from continuing operations as adjusted for these significant items was $215 million ($2.03 loss per diluted share from continuing operations) for 2012 and $482 million ($4.52 loss per diluted share from continuing operations) for 2011. The improvement in net loss for the year reflected an improvement in gross margin rate of 90 basis points and a decrease in selling and administrative expenses, which were partially offset by a decline in gross margin dollars, given lower sales.
In addition to our net income (loss) from continuing operations determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") measurement as well as Adjusted Earnings per Share (“Adjusted EPS”).
Adjusted EBITDA is computed as net income (loss) attributable to Sears Holdings Corporation appearing on the Statements of Operations excluding income (loss) attributable to noncontrolling interest, income tax expense, interest expense, interest and investment income, other income (loss), depreciation and amortization and gain on sales of assets. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

Adjusted EBITDA was determined as follows:

millions	2012	2011	2010
Net income (loss) attributable to SHC per statement of operations	$(930)	$(3,140)	$133
Income (loss) attributable to noncontrolling interest	(124)	(7)	17
(Income) loss from discontinued operations, net of tax	—	27	(11)
Income tax expense	44	1,369	27
Interest expense	267	289	293
Interest and investment income	(94)	(41)	(36)
Other income (loss)	(1)	2	14
Operating income (loss)	(838)	(1,501)	437
Depreciation and amortization	830	853	869
Gain on sales of assets	(468)	(64)	(67)
Before excluded items	(476)	(712)	1,239
Impairment charges	330	649	—
Pension settlements	455	—	—
Closed store reserve and severance	140	254	26
Domestic pension expense	165	74	120
Transaction costs	12	—	—
Hurricane losses	—	12	—
Adjusted EBITDA as defined	$626	$277	$1,385
% to revenues	1.6%	0.7%	3.2%
Adjusted EBITDA for our segments was as follows:

	2012				2011				2010
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating income (loss) per statement of operations	$5	$(656)	$(187)	$(838)	$(34)	$(1,447)	$(20)	$(1,501)	$353	$(149)	$233	$437
Depreciation and amortization	147	578	105	830	149	601	103	853	149	620	100	869
Gain on sales of assets	(37)	(261)	(170)	(468)	(34)	(30)	—	(64)	(7)	(46)	(14)	(67)
Before excluded items	115	(339)	(252)	(476)	81	(876)	83	(712)	495	425	319	1,239

Closed store reserve and severance	76	44	20	140	76	160	18	254	13	13	—	26
Impairment charges	10	25	295	330	15	634	—	649	—	—	—	—
Pension settlements	—	452	3	455	—	—	—	—	—	—	—	—
Domestic pension expense	—	165	—	165	—	74	—	74	—	120	—	120
Transaction costs	—	9	3	12	—	—	—	—	—	—	—	—
Hurricane losses	—	—	—	—	—	12	—	12	$—	$—	$—	$—
Adjusted EBITDA as defined	$201	$356	$69	$626	$172	$4	$101	$277	$508	$558	$319	$1,385
% to revenues	1.4%	1.7%	1.6%	1.6%	1.1%	—%	2.2%	0.7%	3.3%	2.5%	6.7%	3.2%

We also believe that use of Adjusted EPS improves the comparability of year-to-year results and is representative of our underlying performance. We have chosen to provide this supplemental information to illustrate the results of operations giving effect to the non-GAAP adjustments shown in the reconciliations below, and to provide an additional measure of performance.
The following tables set forth results of operations on a GAAP and “As Adjusted” basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Consolidated Statements of Operations during the years 2012, 2011 and 2010.

	Year Ended February 2, 2013
millions, except per share data	GAAP	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Transaction Costs	Goodwill Impairment	Pension Settlements	Domestic Pension Expense	Gain on Sale of Canadian Joint Venture	Tax Matters	As Adjusted
Cost of sales, buying and occupancy impact	$29,340	$(35)	$—	$—	$—	$—	$—	$—	$—	$29,305
Selling and administrative impact	10,660	(105)	—	(12)	—	(455)	(165)	—	—	9,923
Depreciation and amortization impact	830	(22)	—	—	—	—	—	—	—	808
Impairment charges impact	330	(35)	—	—	(295)	—	—	—	—	—
Gain on sales of assets impact	(468)	—	419	—	—	—	—	—	—	(49)
Operating loss impact	(838)	197	(419)	12	295	455	165	—	—	(133)
Interest and investment income impact	94	—	—	—	—	—	—	(25)	—	69
Income tax expense impact	(44)	(74)	157	(5)	—	—	(62)	9	143	124
Loss attributable to noncontrolling interest impact	124	(7)	8	—	(145)	(1)	—	12	—	(9)
After tax and noncontrolling interest impact	(930)	116	(254)	7	150	454	103	(4)	143	(215)
Diluted loss per share impact	$(8.78)	$1.09	$(2.40)	$0.07	$1.42	$4.29	$0.97	$(0.04)	$1.35	$(2.03)

	Year Ended January 28, 2012
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve, Store Impairments and Severance	Mark-to-Market Losses	Gain on Sales of Assets	Hurricane Losses	Goodwill Impairment	Tax Matters	Discontinued Operations	As Adjusted
Cost of sales, buying and occupancy impact	$30,966	$—	$(130)	$—	$—	$—	$—	$—	$—	$30,836
Selling and administrative impact	10,664	(74)	(124)	—	—	(12)	—	—	—	10,454
Depreciation and amortization impact	853	—	(8)	—	—	—	—	—	—	845
Impairment charges impact	649	—	(98)	—	—	—	(551)	—	—	—
Gain on sales of assets impact	(64)	—	—	—	33	—	—	—	—	(31)
Operating loss impact	(1,501)	74	360	—	(33)	12	551	—	—	(537)
Other loss impact	(2)	—	—	6	—	—	—	—	—	4
Income tax expense impact	(1,369)	(28)	(134)	(2)	13	(5)	—	1,819	—	294
Loss from discontinued operations, net of tax impact	(27)	—	—	—	—	—	—	—	27	—
Loss attributable to noncontrolling interest impact	7	—	(1)	(1)	—	—	—	—	—	5
After tax and noncontrolling interest impact	(3,140)	46	225	3	(20)	7	551	1,819	27	(482)
Diluted loss per share impact	$(29.40)	$0.43	$2.10	$0.03	$(0.19)	$0.07	$5.16	$17.03	$0.25	$(4.52)

	Year Ended January 29, 2011
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to-Market Losses	Gain on Sales of Real Estate	Canadian Dividend Tax Impact	Tax Matters	Discontinued Operations	As Adjusted
Cost of sales, buying and occupancy impact	$31,000	$—	$(12)	$—	$—	$—	$—	$—	$30,988
Selling and administrative impact	10,425	(120)	(14)	—	—	—	—	—	10,291
Depreciation and amortization impact	869	—	(10)	—	—	—	—	—	859
Gain on sales of assets impact	(67)	—	—	—	35	—	—	—	(32)
Operating income impact	437	120	36	—	(35)	—	—	—	558
Other loss impact	(14)	—	—	6	—	—	—	—	(8)
Income tax expense impact	(27)	(24)	(6)	(1)	7	9	(13)	—	(55)
Income from discontinued operations, net of tax, impact	11	—	—	—	—	—	—	(11)	—
Income attributable to noncontrolling interest impact	(17)	—	—	(1)	—	—	—	—	(18)
After tax and noncontrolling interest impact	133	96	30	4	(28)	9	(13)	(11)	220
Diluted income per share impact	$1.19	$0.86	$0.27	$0.04	$(0.25)	$0.08	$(0.12)	$(0.10)	$1.97
During 2012, we recorded a $455 million non-cash charge related to pension settlements as a result of the requirement to expense the unrealized actuarial losses. The charge had no effect on equity because the unrealized actuarial losses were already recognized in accumulated other comprehensive income/(loss). Accordingly, the effect on retained earnings was offset by a corresponding reduction in accumulated other comprehensive loss.
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
Contributions to our pension plans remain a significant use of our cash on an annual basis. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, we have a legacy pension obligation for past service performed by Kmart and Sears associates. The annual pension expense included in our financial statements related to these legacy domestic pension plans was relatively minimal in years prior to 2009. However, due to the severe decline in the capital markets that occurred in the latter part of 2008, our domestic pension expense was $165 million in 2012, $74 million in 2011 and $120 million in 2010.
During 2010, Sears Canada paid $754 million in dividends of which Holdings received $639 million. As Sears Canada is a consolidated subsidiary of Holdings, no income was recognized on the receipt of the dividend. However, Holdings did record $9 million of income tax expense related to the dividend.
Revenues and Comparable Store Sales
Revenues decreased $1.7 billion, or 4.1%, to $39.9 billion, as compared to revenues of $41.6 billion in 2011. The decline in revenue was primarily the result of having fewer Kmart and Sears Full-line stores in operation, a decrease in domestic comparable store sales of 2.5% and the separation of the Sears Hometown and Outlet businesses, partially offset by the inclusion of an additional week of revenues in 2012. The Company recorded approximately $500 million of revenues during the 53rd week of 2012. The separation of the Sears Hometown and Outlet businesses resulted in a net decrease in revenues of approximately $100 million. Additionally, Sears Canada had a 5.6% decline in comparable stores sales and revenues for the year included a decrease of $37 million due to changes in foreign currency exchange rates.
Domestic comparable store sales declined 2.5% with declines of 1.4% at Sears Domestic and 3.7% at Kmart. Excluding the consumer electronics category, total domestic comparable store sales decreased 1.4% with Sears Domestic decreasing only 0.1% and Kmart decreasing 2.8%.
The decline in comparable store sales of 1.4% at Sears Domestic was driven by decreases in consumer electronics, lawn and garden and home appliances as well as at Sears Auto Centers. These decreases were partially offset by increases in apparel and home. The Kmart decline in comparable store sales of 3.7% reflects decreases in a majority of its categories, most notably the consumer electronics, pharmacy, grocery and household and drug store categories.
Gross Margin
Gross margin declined $87 million to $10.5 billion in 2012 from $10.6 billion in 2011 and included charges of $35 million and $130 million related to store closures for 2012 and 2011, respectively. Excluding these items, gross margin declined $182 million as the above noted decline in revenues was only partially offset by an improvement in gross margin rate. In addition, Sears Canada's gross margin included a decrease of $11 million related to the impact of foreign currency exchange rates.
Sears Domestic's gross margin rate improved 120 basis points in 2012 primarily due to improved margins in the apparel, home appliance and footwear categories, which were partially offset by declines in the consumer electronics category and the Lands' End customer direct business. Kmart’s gross margin rate improved 70 basis points in 2012 due to the improvement in the apparel, pharmacy and toys categories which were partially offset by a decline in the consumer electronics category. Sears Canada’s gross margin rate decreased 10 basis points in 2012 due to declines in the fitness and recreation, children's wear, jewelry, accessories and luggage and footwear categories.
Selling and Administrative Expenses
Selling and administrative expenses for 2012 were flat with the prior year and included expenses related to pension plans, store closings and severance of $725 million in 2012 and $198 million in 2011. The current year also included $12 million of transaction costs associated with strategic initiatives while 2011 included expense of $12 million related to hurricane losses in 2011. Excluding these items, selling and administrative expenses declined $531 million due to reductions in advertising, supplies and payroll expenses. Selling and administrative expenses at Sears Canada for 2012 included a decrease of $10 million related to the impact of foreign currency exchange rates.
Selling and administrative expenses as a percentage of revenues ("selling and administrative expense rate") were 26.7% and 25.7% for 2012 and 2011, respectively, and increased primarily as a result of the above noted charges.
Depreciation and Amortization
Depreciation and amortization expense decreased by $23 million during 2012 to $830 million and included charges of $22 million and $8 million in 2012 and 2011, respectively, taken in connection with store closings. The decrease is primarily due to having fewer assets available for depreciation.
Impairment Charges
During 2012, we recorded impairment charges of $295 million and $35 million related to the impairment of goodwill and long-lived assets, respectively. We also recorded impairment charges during 2011 of $551 million and $98 million related to the impairment of goodwill and long-lived assets, respectively. Impairment charges recorded in both years are described further in Notes 12 and 13 in Notes to Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets of $468 million in 2012 and $64 million in 2011, which were primarily attributable to several real estate transactions. The gain on sale of assets in 2012 included a gain of $223 million recognized on the sale of eleven (six owned and five leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds, and a gain of $163 million recognized on the surrender and early termination of the leases on three properties operated by Sears Canada, under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $170 million Canadian in cash proceeds. In connection with these transactions, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in periods ranging from six to 23 months from the date of closing. Gain on sales of assets recorded in 2012 also included a gain of $33 million related to the sale of a store operated under The Great Indoors format, one Sears Full-line store and one Kmart store. During 2011, the gain on sales of assets included a gain of $21 million recognized on the sale of two stores operated under The Great Indoors format and $12 million recognized on the sale of a store operated under the Kmart format.
Operating Loss
We recorded an operating loss of $838 million and $1.5 billion in 2012 and 2011, respectively. Operating loss for 2012 included non-cash charges related to pension settlements and the impairment of Sears Canada goodwill balances, expenses related to domestic pension plans, store closings and store impairments and severance and transaction costs, as well as the gains on sales of assets which aggregated to $705 million. Operating loss for 2011 included a non-cash charge of $551 million related to goodwill balances of certain reporting units, expenses related to domestic pension plans, store closings, severance and hurricane losses and a net gain on the sales of assets which aggregated to $964 million. Excluding these items, operating loss improved $404 million primarily due to the improvement in gross margin rate and a decrease in selling and administrative expenses, which were partially offset by a decline in gross margin dollars, given lower sales.
Interest Expense
We incurred $267 million and $289 million in interest expense during 2012 and 2011, respectively. The decrease is due to lower average outstanding borrowings.
Income Taxes
Our income tax effective rate was 4.4% in 2012 and 78.2% in 2011. The 2012 tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits will be realized. The prior year tax rate is the result of significant tax matters in 2011 which included a non-cash charge of $1.8 billion to establish a valuation allowance against certain deferred income tax assets.
2011 Compared to 2010
Net Income (Loss) from Continuing Operations Attributable to Holdings' Shareholders
We recorded a net loss from continuing operations attributable to Holdings' shareholders of $3.1 billion ($29.15 loss per diluted share from continuing operations) for 2011, as compared to net income from continuing operations of $122 million ($1.09 per diluted share from continuing operations) in 2010. Our results for 2011 and 2010 were affected by a number of significant items, including a $1.8 billion non-cash charge to establish a valuation allowance against our domestic deferred tax assets in 2011. Our net loss from continuing operations as adjusted for these significant items was $482 million ($4.52 loss per diluted share from continuing operations) for 2011 and our net income from continuing operations adjusted for these similar significant items was $220 million ($1.97 per diluted share from continuing operations) for 2010. The decrease in net income for the year reflected a decrease in operating income of $1.9 billion, including the impact of non-cash impairment charges and charges related to store closures. Excluding these items, operating income declined $1.1 billion, primarily related to a decline in our gross margin dollars, given lower sales, and a decline in gross margin rate of 180 basis points, and an increase in selling and administrative expenses.
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
Kmart's gross margin rate declined 190 basis points in 2011 mainly due to higher commodity costs and markdowns in apparel and home, markdowns in consumer electronics, as well as declines in most other categories. Sears Domestic's gross margin rate declined 180 basis points in 2011 primarily due to reduced margins in the home appliance, consumer electronics, and Lands' End categories and declines in home services. Sears Canada's gross margin rate declined 170 basis points in 2011 as a result of clearing inventory, due to an enhanced focus on improving inventory productivity.
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
Gain on Sales of Assets
We recorded a gain on the sales of assets of $64 million during 2011 and $67 million in 2010. Gain on sales of assets for 2011 included a gain of $21 million recognized on the sale of two stores operated under The Great Indoors format and $12 million recognized on the sale of a store operated under the Kmart format. Gain on sales of assets for 2010 was impacted by the recognition of previously deferred gains on sales of assets. We sold a Sears Auto Center in October 2006, at which time we leased back the property for a period of time. Given the terms of the contract, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. We closed our operations at this location during the first quarter of 2010 and, as a result, recognized a gain of $35 million on this sale at that time.

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
Business Segment Results
Kmart
Kmart results and key statistics were as follows:

millions, except number of stores	2012	2011	2010
Merchandise sales and services	$14,567	$15,285	$15,593
Comparable store sales %	(3.7)%	(1.4)%	0.8%
Cost of sales, buying and occupancy	11,158	11,818	11,757
Gross margin dollars	3,409	3,467	3,836
Gross margin rate	23.4%	22.7%	24.6%
Selling and administrative	3,284	3,371	3,341
Selling and administrative expense as a percentage of revenues	22.5%	22.1%	21.4%
Depreciation and amortization	147	149	149
Impairment charges	10	15	—
Gain on sales of assets	(37)	(34)	(7)
Total costs and expenses	14,562	15,319	15,240
Operating income (loss)	$5	$(34)	$353
Adjusted EBITDA	$201	$172	$508
Total Kmart stores	1,221	1,305	1,307

2012 Compared to 2011
Revenues and Comparable Store Sales
Kmart’s revenues decreased by $718 million to $14.6 billion as comparable store sales decreased 3.7% in 2012. The decrease in revenue was also due to the impact of Kmart having fewer stores in operation during 2012. These declines were partially offset by the inclusion of approximately $190 million of revenues recorded in the 53rd week of 2012.
The decrease in comparable store sales of 3.7% reflects decreases in a majority of its categories, most notably in the consumer electronics, pharmacy, grocery and household, and drug store categories. Excluding the consumer electronics category, Kmart comparable store sales decreased 2.8%. The decrease in consumer electronics sales continue to be negatively impacted by price compression as well as market shifts such as moves to smartphone technology and away from digital cameras, GPS devices, MP3 players and camcorders in addition to transitions to online gaming and applications while the decrease in pharmacy sales was driven by the conversion of brand name drugs to equivalent generic drugs. The decrease in the grocery and household category was primarily attributable to competitive pressures in this category.
Gross Margin
Kmart generated $3.4 billion in gross margin in 2012 and $3.5 billion in 2011. The decrease in Kmart’s gross margin is due to the above noted decrease in sales which was partially offset an improvement in gross margin rate and included $21 million and $46 million for markdowns recorded in connection with store closings during 2012 and 2011, respectively.
Kmart’s gross margin rate increased 70 basis points to 23.4% in 2012 from 22.7% in 2011 mainly due to improvements in the apparel, pharmacy and toys categories which were partially offset by a decline in the consumer electronics category.
Selling and Administrative Expenses
Kmart’s selling and administrative expenses decreased $87 million in 2012. The decrease primarily reflects decreases in payroll and advertising expenses. Selling and administrative expenses for 2012 and 2011 were impacted by expenses of $55 million and $30 million, respectively, related to store closings and severance.
Kmart’s selling and administrative expense rate was 22.5% in 2012 and 22.1% in 2011 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased $2 million in 2012 to $147 million and included $9 million of charges taken in connection with store closings. The decrease is primarily due to having fewer assets to depreciate.
Impairment charges
We recorded impairment charges of $10 million and $15 million in 2012 and 2011, respectively, related to impairment of long-lived assets. Impairment charges recorded during 2012 and 2011 are further described in Note 13 of Notes to Consolidated Financial Statements.
Gain on Sales of Assets
Kmart recorded a total net gain on sales of assets of $37 million and $34 million in 2012 and 2011, respectively. The gains on sales of assets in 2012 included a gain of $11 million recognized on the sale of one store while 2011 included a gain of $12 million recognized on the sale of one store.

Operating Income (Loss)
Kmart recorded operating income of $5 million in 2012 as compared to an operating loss of $34 million in 2011. This improvement was primarily driven by the improvement in gross margin rate and a decrease in selling and administrative expenses which more than offset the above noted decrease in revenues. Operating income in 2012 included expenses related to store closing and severance costs of $85 million and store impairments of $10 million as well as a gain of $11 million related to the sale of one store. Kmart's operating loss for 2011 included expenses related to store impairments of $15 million, store closing and severance costs of $76 million as well as a gain of $12 million related to the sale of one store.
2011 Compared to 2010
Revenues and Comparable Store Sales
Kmart's total sales decreased by $308 million, as comparable store sales decreased 1.4% in 2011. The declines in revenue were primarily due to lower comparable store sales and the effect of having fewer Kmart stores in operation. The Kmart declines in comparable store sales included decreases in the consumer electronics, pharmacy, home, apparel and jewelry categories, partially offset by an increase in the grocery and household category.
Gross Margin
Kmart generated $3.5 billion in gross margin in 2011 and $3.8 billion in 2010. The decrease in gross margin dollars of $369 million was mainly driven by a decline in the gross margin rate and included charges of $46 million and $6 million for markdowns recorded in connection with store closings announced during 2011 and 2010, respectively.
Kmart's gross margin rate was 22.7% in 2011 and 24.6% in 2010. The decline of 190 basis points was mainly due to higher commodity costs and markdowns in apparel and home, as well as markdowns in consumer electronics.
Selling and Administrative Expenses
Kmart's selling and administrative expenses increased $30 million in 2011. The increase was mainly due to an increase in store closing expenses. Selling and administrative expenses were impacted by store closing costs and severance of $30 million and $7 million, in 2011 and 2010, respectively.
Kmart's selling and administrative expense rate was 22.1% in 2011 and 21.4% in 2010, and increased primarily as a result of Kmart's decline in revenues.
Impairment Charges
We recorded impairment charges of $15 million during 2011 related to impairment of long-lived assets. We did not record any such impairments in 2010. Impairment charges recorded during 2011 are further described in Note 13 in Notes to Consolidated Financial Statements.
Gain on Sales of Assets
Kmart recorded a total net gain on sales of assets of $34 million in 2011 and $7 million in 2010. The gains on sales of assets in 2011 included a gain of $12 million recognized on the sale of one store.
Operating Income (Loss)
Kmart recorded an operating loss of $34 million in 2011, as compared to operating income of $353 million in 2010. The decrease in Kmart's operating results was primarily the result of a decline in gross margin dollars, driven by the declines in the gross margin rate and revenues, and an increase in selling and administrative expenses. Kmart's operating loss for 2011 included expenses related to impairments of $15 million, store closing and severance costs of $76 million as well as a gain of $12 million related to the sale of one store. Operating income in 2010 included store closing and severance costs of $13 million.

Sears Domestic
Sears Domestic results and key statistics were as follows:

millions, except number of stores	2012	2011	2010
Merchandise sales and services	$20,977	$21,649	$22,275
Comparable store sales %	(1.4)%	(3.0)%	(3.1)%
Cost of sales, buying and occupancy	15,107	15,849	15,910
Gross margin dollars	5,870	5,800	6,365
Gross margin rate	28.0%	26.8%	28.6%
Selling and administrative	6,184	6,042	5,940
Selling and administrative expense as a percentage of revenues	29.5%	27.9%	26.7%
Depreciation and amortization	578	601	620
Impairment charges	25	634	—
Gain on sales of assets	(261)	(30)	(46)
Total costs and expenses	21,633	23,096	22,424
Operating loss	$(656)	$(1,447)	$(149)
Adjusted EBITDA	$356	$4	$558
Number of:
Full-line stores(1)	798	867	894
Specialty stores(2)	54	1,338	1,265
Total Domestic Sears Stores	852	2,205	2,159
__________________

(1)
2012 included 788 Full-line stores and 10 Sears Essentials/Grand stores; 2011 included 834 Full-line stores and 33 Sears Essentials/Grand stores; 2010 included 842 Full-line stores and 52 Sears Essentials/Grand stores

(2)	2011 and 2010 included 1,273 and 1,205 stores, respectively, of Sears Hometown and Outlet Stores, Inc.
2012 Compared to 2011
Revenues and Comparable Store Sales
Sears Domestic’s revenues decreased by $672 million as comparable store sales decreased 1.4%. The decline in revenue is mainly due to the impact of having fewer Sears Full-line stores in operation, the decline in comparable store sales and the separation of the Sears Hometown and Outlet businesses, partially offset by the inclusion of approximately $275 million of revenues recorded in the 53rd week of 2012. The separation of the Sears Hometown and Outlet businesses resulted in a net decrease in revenues of approximately $100 million.
The decrease of 1.4% in comparable store sales was driven by decreases in the consumer electronics, lawn and garden and home appliances categories, as well as at Sears Auto Centers. These decreases were partially offset by increases in apparel and home. Consumer electronics continues to be negatively impacted by price compression, as well as market shifts such as moves to smartphone technology and away from digital cameras, GPS devices, MP3 Players and camcorders in addition to transitions to online gaming and applications. Excluding the consumer electronics category, Sears Domestic comparable stores sales decreased only 0.1%.
Gross Margin
Sears Domestic generated gross margin dollars of $5.9 billion in 2012 and $5.8 billion in 2011 as the decline in revenues in 2012 noted above was offset by an improvement in gross margin rate. Gross margin for 2012 and 2011 included charges of $14 million and $84 million, respectively, for markdowns recorded in connection with store closings.

Sears Domestic’s gross margin rate was 28.0% in 2012 and 26.8% in 2011. The increase of 120 basis points was mainly due to improvements in the apparel, home appliance and footwear categories, which were partially offset by declines in the consumer electronics category and our Lands' End customer direct business.
Selling and Administrative Expenses
Sears Domestic’s selling and administrative expenses increased $142 million in 2012 as compared to 2011. Selling and administrative expenses for 2012 were impacted by expenses of $617 million related to pension plans and $30 million related to store closings and severance, while 2011 was impacted by expenses of $74 million related to pension plans and $76 million related to store closings and severance. Selling and administrative expenses for 2012 also included $9 million of transaction costs associated with strategic initiatives while 2011 included expense of $12 million related to hurricane losses. Excluding these items, selling and administrative expenses decreased $352 million due to declines in advertising and payroll expenses.
Sears Domestic’s selling and administrative expense rate was 29.5% in 2012 and 27.9% in 2011 and increased as a result of the above noted expenses.
Depreciation and Amortization
Depreciation and amortization expense decreased $23 million to $578 million during 2012 and included charges of $13 million and $8 million in 2012 and 2011, respectively, taken in connection with store closings. The decrease is primarily attributable to having fewer assets available for depreciation.
Impairment Charges
During 2012, we recorded impairment charges of $25 million related to the impairment of long-lived assets. We also recorded impairment charges during 2011 of $551 million and $98 million related to the impairment of goodwill and long-lived assets, respectively. Impairment charges recorded in both years are described further in Notes 12 and 13 in Notes to Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets of $261 million in 2012 and $30 million in 2011 which were primarily attributable to several real estate transactions. The gain on sale of assets in 2012 included a gain of $223 million recognized on the sale of eleven (six owned and five leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds. In connection with this transaction, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in periods ranging from six to 23 months from the date of closing. Gain on sales of assets recorded in 2012 also included a gain of $22 million related to the sale of a store operated under The Great Indoors format and one Sears Full-line store. The gain on sales of assets in 2011 included a gain of $21 million recognized on the sale of two stores operated under the Great Indoors format.
Operating Loss
Sears Domestic reported an operating loss of $656 million in 2012 compared to $1.4 billion in 2011. Sears Domestic’s operating loss improved as the increase in selling and administrative expenses noted above was more than offset by lower impairment charges, an increase in the gains on sales of assets and an increase in gross margin dollars. Sears Domestic’s operating loss included expenses related to domestic pension plans and store closings and severance of $674 million and $242 million in 2012 and 2011, respectively, impairments of $25 million and $634 million in 2012 and 2011 respectively, $9 million of transaction costs associated with strategic initiatives in 2012 and hurricane losses of $12 million in 2011, as well as a gains of $245 million and $21 million in 2012 and 2011, respectively, related to the sale of real estate assets.

2011 Compared to 2010
Revenues and Comparable Store Sales
Sears Domestic's total sales decreased by $626 million to $21.6 billion in 2011, as comparable store sales decreased 3.0%. The decline in revenue was mainly due to the decrease in comparable store sales, as well as the impact of having fewer Sears Full-line stores in operation. The decrease in comparable store sales was primarily driven by declines in the appliances and consumer electronics categories, and were partially offset by an increase in the home category.
Gross Margin
Sears Domestic generated gross margin dollars of $5.8 billion in 2011 and $6.4 billion in 2010. The decrease of $565 million was mainly a result of a decline in Sears Domestic's gross margin rate during 2011 and included charges of $84 million and $6 million for markdowns recorded in connection with store closings announced during 2011 and 2010, respectively.
Sears Domestic's gross margin rate was 26.8% in 2011 and 28.6% in 2010. The decline of 180 basis points was primarily due to reduced margins in the home appliance, consumer electronics, and Lands' End categories and declines in home services.
Selling and Administrative Expenses
Sears Domestic's selling and administrative expenses increased $102 million to $6.0 billion in 2011. The increase was mainly due to increases in insurance and store closing expenses. Selling and administrative expenses included domestic pension plan expense of $74 million in 2011 and $120 million in 2010, store closing costs and severance of $76 in 2011 and $7 million in 2010, and hurricane losses of $12 million in 2011.
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
Gain on Sales of Assets
Sears Domestic recorded a total net gain on sales of assets of $30 million in 2011 and $46 million in 2010. The gains on sales of assets in 2011 included a gain of $21 million recognized on the sale of two stores operated under The Great Indoors format. The gain on sales of assets in 2010 was due to the recognition of a previously deferred gain from the October 2006 sale of one of our Sears Auto Centers. At the time of the sale, we leased back the property for a period of time. Given the terms of the contract, for accounting purposes, the excess of proceeds received over the carrying value of the associated property was deferred. We closed our operations at this location during the first quarter of 2010 and, as a result, recognized a gain of $35 million on this sale at that time.
Impairment Charges
We recorded impairment charges of $551 million and $83 million during 2011 related to impairment of goodwill and long-lived assets, respectively. We did not record any such impairments in 2010. Impairment charges recorded during 2011 are further described in Notes 12 and 13 in Notes to Consolidated Financial Statements.
Operating Loss
Sears Domestic reported an operating loss of $1.4 billion in 2011 and $149 million in 2010. The increase in Sears Domestic's operating loss was primarily the result of lower gross margin dollars, driven by declines in the gross margin rate and revenues, and the impairment charges noted above. Sears Domestic's operating loss included expenses related to impairments of $634 million in 2011, domestic pension plans and store closing costs and severance of $242 million in 2011 and $143 million in 2010, hurricane losses of $12 million in 2011, as well as gains of $21 million and $35 million in 2011 and 2010, respectively, related to the sale of real estate.
Sears Canada
Sears Canada, a consolidated, 51%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. Sears Canada results and key statistics were as follows:

millions, except number of stores	2012	2011	2010
Merchandise sales and services	$4,310	$4,633	$4,796
Comparable store sales %	(5.6)%	(7.7)%	(4.0)%
Cost of sales, buying and occupancy	3,075	3,299	3,333
Gross margin dollars	1,235	1,334	1,463
Gross margin rate	28.7%	28.8%	30.5%
Selling and administrative	1,192	1,251	1,144
Selling and administrative expense as a percentage of revenues	27.7%	27.0%	23.9%
Depreciation and amortization	105	103	100
Impairment charges	295	—	—
Gain on sales of assets	(170)	—	(14)
Total costs and expenses	4,497	4,653	4,563
Operating income (loss)	$(187)	$(20)	$233
Adjusted EBITDA	$69	$101	$319
Number of:
Full-line stores	118	122	122
Specialty stores	357	378	361
Total Sears Canada Stores	475	500	483
2012 Compared to 2011
Revenues and Comparable Store Sales
Sears Canada’s revenues decreased $323 million for 2012 as compared to the same period last year and included a $37 million decrease due to the impact of exchange rates during the year. On a Canadian dollar basis, revenues decreased by $286 million predominately due to a 5.6% decrease in comparable store sales primarily due to sales decreases in the tools, lawn and garden, electronics, bed and bath, women's apparel and menswear categories, partially offset by an increase in major appliances. These declines were partially offset by the inclusion of approximately $35 million of revenues recorded in the 53rd week of 2012.
Gross Margin
Gross margin dollars decreased $99 million in 2012 to $1.2 billion and included an $11 million decrease due to the impact of exchange rates. Gross margin decreased $88 million on a Canadian dollar basis. Sears Canada’s gross margin rate decreased 10 basis points to 28.7%, in 2012 from 28.8% in 2011, due to decreases in the fitness and recreation, children's wear, jewelry, accessories and luggage, and footwear categories.
Selling and Administrative Expenses
For 2012, Sears Canada’s selling and administrative expenses decreased $59 million, and included a decrease of $10 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $49 million primarily due to decreases in advertising. Selling and administrative expenses for 2012 included expenses of $20 million related to store closings and severance, $3 million related to pension settlements and $3 million of transaction costs associated with strategic initiatives. Selling and administrative expenses for 2011 included severance expenses of $18 million.
Sears Canada’s selling and administrative expense rate was 27.7% in 2012 and 27.0% in 2011 and increased primarily due to the above noted decline in revenues.
Impairment Charges
We recorded impairment charges of $295 million in 2012 related to goodwill. We did not record any such impairments in 2011. Impairment charges recorded are further described in Note12 of Notes to Consolidated Financial Statements.
Gain on Sales of Assets
We recorded a total gain on sales of assets of $170 million in 2012 which included a gain of $163 million recognized on the surrender and early termination of the leases on three properties under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $170 million Canadian in cash proceeds. In connection with this transaction, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in six months from the date of closing.
Operating Loss
Sears Canada recorded an operating loss of $187 million and $20 million in 2012 and 2011, respectively. Operating loss in 2012 included expenses of $20 million related to store closings and severance, $3 million related to pension settlements and $3 million of transaction costs associated with strategic initiatives, as well as an impairment charge of $295 million and a gain on sales of assets of $163 million in 2012. Operating loss in 2011 included expenses related to store closings and severance of $18 million. The increase in operating loss was primarily due to the decline in sales, partially offset by the gain on sales of assets noted above as well as the decrease in selling and administrative expenses.
2011 Compared to 2010
Revenues and Comparable Store Sales
Sears Canada's revenues decreased by $163 million in 2011 to $4.6 billion and included a $171 million increase due to the impact of exchange rates. On a Canadian dollar basis, revenues decreased by $334 million, due to a 7.7% decline in comparable store sales primarily attributable to sales declines in the hardlines and home categories, with industry-wide price compression and aggressive competition affecting sales in major appliances, electronics and home décor products. Revenue in the apparel and accessories categories also experienced declines primarily in women's wear and men's wear.
Gross Margin
Total gross margin dollars decreased $129 million to $1.3 billion for 2011 and included a $51 million increase due to the impact of exchange rates. Gross margin decreased $180 million on a Canadian dollar basis primarily as a result of a decline in gross margin rate. Sears Canada's margin rate decreased 170 basis points to 28.8% in 2011, from 30.5% in 2010, as a result of clearing inventory, due to an enhanced focus on improving inventory productivity.
Selling and Administrative Expenses
Sears Canada's selling and administrative expenses increased $107 million to $1.3 billion in 2011, and included an increase of $42 million due to the impact of exchange rates and severance expenses of $18 million recorded during 2011. On a Canadian dollar basis, selling and administrative expenses increased by $65 million primarily due to increased investment in strategic projects and the above noted severance expense.

Sears Canada's selling and administrative expense rate was 27.0% in 2011 and 23.9% in 2010, and increased primarily due to the above noted increase in expenses and decrease in sales.
Operating Income (Loss)
Sears Canada recorded an operating loss of $20 million in 2011 and operating income of $233 million in 2010. The $253 million decrease in operating results primarily reflects the above noted declines, on a Canadian dollar basis, in sales and gross margin, and the increase in selling and administrative expenses.
ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of February 2, 2013 and January 28, 2012 are detailed in the following table.

millions	February 2, 2013	January 28, 2012
Domestic
Cash and equivalents	$227	$182
Cash posted as collateral	20	20
Credit card deposits in transit	133	155
Total domestic cash and cash equivalents	380	357
Sears Canada	229	390
Total cash and cash equivalents	609	747
Restricted cash	9	7
Total cash balances	$618	$754
We had total cash balances of $618 million at February 2, 2013 and $754 million at January 28, 2012. The decrease in cash during 2012 was primarily due to uses of cash for contributions to our pension and postretirement benefit plans of $593 million, capital expenditures of $378 million and repayments of long-term debt of $335 million, partially offset by cash generated from the sale of properties of $532 million and from the separation of Sears Hometown and Outlet Stores, Inc. of $447 million, as well as reductions in working capital needs.
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
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $114 million and $68 million as of February 2, 2013 and January 28, 2012, respectively.

Investment of Available Capital
Since the Merger, we have continued to invest in our businesses to transform the customer experience as the retail industry evolves and provide the opportunity for attractive returns. Further, through February 2, 2013, we have repurchased approximately $6.0 billion of our common shares since the Merger and may continue to repurchase shares subject to market conditions and board authorization. In addition, we may pursue investments in the form of acquisitions, joint ventures, and partnerships where we believe appropriate returns can be obtained.
Our Board of Directors has delegated authority to direct investment of our surplus cash to our Chairman and Chief Executive Officer, Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or Finance Committee of the Board of Directors.
Operating Activities and Cash Flows
The Company used $303 million of cash in its continuing operations during 2012 and $307 million during 2011 as the decrease in our net loss in 2012 compared to the prior year was offset by increases in contributions to our pension and postretirement benefit plans. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories.
The Company used $307 million in cash flows in its continuing operations during 2011 and generated $77 million of cash in its continuing operations in 2010. We used more cash in 2011 compared to 2010 mainly as a result of our net loss in 2011 and an increase in contributions to our pension and postretirement benefit plans, partially offset by a decrease in other working capital needs.
Merchandise inventories were $7.6 billion at February 2, 2013 and $8.4 billion at January 28, 2012. Merchandise payables were $2.8 billion at February 2, 2013 and $2.9 billion at January 28, 2012. Our Domestic inventory balances decreased approximately $895 million from $7.7 billion at January 28, 2012 to $6.8 billion at February 2, 2013. Excluding the inventory related to the Sears Hometown and Outlet store businesses, domestic inventory decreased $501 million from the prior year due to both improved productivity and store closures. Sears Domestic inventory decreased in virtually all categories, with the most notable decreases in the consumer electronics, home appliances, home and tools and paint categories. Kmart inventory also decreased in virtually all categories with the most notable decreases in the consumer electronics, pharmacy and drug and grocery and household categories. Sears Canada’s inventory levels increased approximately $46 million from $745 million at January 28, 2012 to $791 million at February 2, 2013, primarily due to the timing of merchandise receipts and a reduction in reserves due to improved inventory quality.
Investing Activities and Cash Flows
We generated net cash flows from investing activities from continuing operations of $191 million in 2012, compared to net cash flows used in investing activities from continuing operations of $352 million and $391 million in 2011 and 2010, respectively.
For 2012, net cash flows generated from investing activities included cash proceeds from the sales of properties of $532 million and $37 million from changes in investments and restricted cash, which were partially offset by cash used for capital expenditures of $378 million. Net cash flows used in investing activities from continuing operations in 2011and 2010 was primarily used for purchases of property and equipment.
We spent $378 million, $432 million, and $ 426 million during 2012, 2011 and 2010, respectively. Capital expenditures during 2012 included investments in online and mobile shopping capabilities, enhancements to the SHOP YOUR WAY Membership platform, information technology infrastructure, and store maintenance. Capital expenditures in 2011 included investments in online initiatives, information technology infrastructure, in-home consultative sales technology, and maintenance for stores and distribution centers. Capital expenditures during 2010 included investments in online initiatives, information technology and infrastructure for stores and distribution centers.
We anticipate 2013 capital expenditure levels to be similar to 2012 levels. It should be noted that in the normal course of business, we consider opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash and cause our capital expenditure levels to vary from period to period. In addition, we review leases that will expire in the short term in order to determine the appropriate action to take with respect to them. During 2012, we purchased one previously leased operating property for $6 million while in 2011, we purchased five previously leased operating properties for $17 million. We did not make any such purchases 2010.
Financing Activities and Cash Flows
Net cash used in financing activities from continuing operations was $27 million in 2012 and $64 million in 2010, while, in 2011, the Company generated net cash from financing activities of $47 million. Financing activities for 2012 included gross cash proceeds of $446.5 million as a result of the separation of SHO, which consisted of $346.5 million in cash proceeds received for the sale of SHO common shares and $100 million received through a dividend from SHO prior to the separation. The proceeds received were used to fund repayments on our domestic revolving credit facility. The financing activities in 2011 reflect an increase in debt to fund operations, and common share repurchase activity while the financing activities in 2010 reflect purchases of Sears Canada shares, debt repayments and common share repurchase activity, which were funded in part from $1.25 billion of proceeds from our senior secured notes offering in October 2010.
Repayments of long-term debt were $335 million, $611 million and $358 million in 2012, 2011 and 2010, respectively. These repayments were offset by gross cash proceeds of $446.5 million as a result of the separation of SHO in 2012, an increase of $815 million in total short-term borrowings and proceeds of $104 million from Sears Canada's credit facility in 2011, and $1.4 billion in proceeds from debt issuance in 2010.
In 2010, we took various financing actions to extend our capital structure. These actions included Holdings issuing $1.25 billion of 6 5/8% senior secured notes due 2018 which are secured by domestic inventory and credit card accounts receivable and Sears Canada entering into a five-year $800 million Canadian credit facility which is secured by a first lien on Sears Canada's inventory and receivable balances.
During 2010, we acquired approximately 19 million additional Sears Canada common shares. We paid a total of $560 million for the additional shares. In addition, Sears Canada purchased and cancelled approximately 2.2 million common shares during 2010 under its Normal Course Issuer Bid, at a cost of $43 million. Sears Canada declared and paid cash dividends of $7.00 Canadian per common share, or approximately $754 million Canadian ($708 million U.S.). Accordingly, Sears Canada paid $69 million to minority shareholders in connection with these dividends. For further information, see Note 2 of Notes to Consolidated Financial Statements.
During 2012, we did not repurchase any of our common shares under our share repurchase program. We did repurchase $183 million and $394 million of our common stock pursuant to our common share repurchase program in 2011 and 2010, respectively. The common share repurchase program was initially announced in 2005 and had a total authorization since inception of the program of $6.5 billion. At February 2, 2013, we had approximately $504 million of remaining authorization under the program. The common share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.
Uses and Source of Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment, pension plan contributions and common share repurchases. We consider ourselves to be an asset-rich enterprise with substantial liquidity and financial flexibility benefiting from multiple funding resources such as our $3.275 billion domestic revolving credit facility through April 2016, an $800 million Canadian revolving credit facility through September 2015, which may be subject to potential reserves, and $1.24 billion of senior secured notes due in 2018. Further, there is approximately $338 million of remaining Sears debt from the Merger. These funding resources are described in more detail below. At February 2, 2013, we had liquid assets of $5.4 billion consisting of cash balances of $618 million and $4.8 billion of inventory, net of payables.
The domestic revolving credit facility and senior secured notes are firmly in place for the next several years and are supported by an asset base which includes $6.8 billion of inventory, owned and leased real estate assets, market leading proprietary brands such as Kenmore, Craftsman and DieHard, and well-established stand-alone businesses such as Lands’ End and Sears Canada. This asset base provides us flexibility as we continue to transform our business.
We took several actions in 2012 to enhance our financial flexibility, generate liquidity and financially de-risk our Company. By transforming our Company to a more nimble, less asset-intensive business model, we are reducing the level of risk in our operational structure and balance sheet while concurrently improving the returns on our invested capital. The focus of this model is to win in the new retail marketplace by leveraging our stores, brands, online channels, social media assets and membership programs as an integrated retailer.
In summary, our actions positively impacted our liquidity by $1.8 billion, even after consideration of the $203 million domestic pension contribution we chose to make in September 2012, while unlocking the value in our asset portfolio. These actions have included:

•	the separation of our Sears Hometown and Outlet businesses through a rights offering transaction, which generated gross proceeds of approximately $447 million;

•	the partial spin-off of 45% of Sears Canada;

•	the execution of various real estate transactions which generated cash proceeds of approximately $440 million;

•	Reducing inventory by nearly $1.0 billion below last year's level and adjusting our promotional cadence to be more targeted;

•	Reducing our fixed cost structure by over $500 million; and

•	Capitalizing on an opportunity to reduce risk related to our legacy pension obligation by making a voluntary offer to former employees to pay a lump sum.
We expect to generate at least $500 million in additional liquidity through monetization of assets over the next 12 months through selective actions that are consistent with our focus on creating long-term value. The exact form and amount will depend on specific circumstances and opportunities, including market conditions. In addition to our asset monetizations, we currently expect to reduce 2013 peak domestic inventory by $500 million from the 2012 level of $8.6 billion at the end of the third quarter as a result of stores already or expected to be closed, initiatives underway to reduce slow-moving inventory and modest productivity improvement. This action is expected to generate $300 million of cash after consideration of related payables. We also expect to further reduce our fixed cost base by another $200 million in 2013.
Our outstanding borrowings at February 2, 2013 and January 28, 2012 were as follows:

millions	February 2, 2013	January 28, 2012
Short-term borrowings:
Unsecured commercial paper	$345	$337
Secured borrowings	749	838
Long-term debt, including current portion:
Notes and debentures outstanding	1,593	1,863
Capitalized lease obligations	433	455
Total borrowings	$3,120	$3,493
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
The Domestic Credit Agreement includes a $1.5 billion letter of credit sub-limit and an uncommitted accordion feature that provides us the flexibility, subject to certain terms and conditions, to use the existing collateral under the credit facility to obtain an aggregate amount of up to $1.0 billion in additional borrowing capacity. The Domestic Credit Agreement permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion in second lien notes were outstanding at February 2, 2013, providing the Company the capacity to issue up to an additional $760 million in second lien indebtedness. The Domestic Credit Agreement is in place as a funding source for general corporate purposes and is an asset based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Domestic Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability.
The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, under certain circumstances, including if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.
At February 2, 2013 and January 28, 2012, we had $749 million and $838 million respectively, of borrowings and $754 million and $626 million, respectively, of letters of credit outstanding under the Domestic Credit Agreement. As a result, our availability under the agreement was $1.8 billion at both February 2, 2013 and January 28, 2012. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
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
Sears Canada Credit Agreement
In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on inventory and credit card receivables. Availability under the

Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and credit card receivables, subject to certain limitations. At February 2, 2013 we had no borrowings outstanding under the Sears Canada Facility. At January 28, 2012, we had approximately $101 million ($101 million Canadian) of borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $503 million ($502 million Canadian) and $415 million ($415 million Canadian), respectively, at February 2, 2013 and January 28, 2012. The current availability may be reduced by reserves currently estimated by the Company to be approximately $300 million, which may be applied by the lenders at their discretion pursuant to the Credit Facility agreement. As a result of judicial developments relating to the priorities of pension liability relative to certain secured obligations, Sears Canada has executed an amendment to the Sears Canada Credit Facility which would provide additional security to lenders, with respect to the Company's unfunded pension liability by pledging certain real estate assets as collateral thereby partially reducing the potential reserve amounts by up to $150 million the lenders could apply. The potential additional reserve amount may increase or decrease in the future based on estimated net pension liabilities.
Letters of Credit Facility
Effective March 15, 2013, we agreed to terminate our $500 million uncommitted letter of credit facility dated January 20, 2011 with Wells Fargo Bank, National Association ("Wells Fargo") in advance of the scheduled termination date of January 20, 2014, as no letters of credit have been issued and outstanding under the facility since May 2011. The facility was secured by a first priority lien on cash placed on deposit at Wells Fargo in an amount equal to 103% of the face value of all issued and outstanding letters of credit.
Debt Repurchase Authorization
In 2005, our Finance Committee of the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of our outstanding indebtedness in open market or privately negotiated transactions. Our wholly owned finance subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), has repurchased $215 million of its outstanding notes. In 2011, Sears Holdings repurchased $10 million of senior secured notes, recognizing a gain of $2 million. The unused balance of this authorization is $275 million
Unsecured Commercial Paper
We borrow through the commercial paper markets. At February 2, 2013 and January 28, 2012 , we had outstanding commercial paper borrowings of $345 million and $337 million, respectively. ESL held $285 million and $250 million, respectively, of our commercial paper at February 2, 2013 and January 28, 2012, including $169 million and $130 million, respectively, held by Edward S. Lampert. See Note 15 for further discussion of these borrowings.
Debt Ratings
Our corporate family debt ratings at February 2, 2013 appear in the table below:

Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
B3	CCC+	CCC
Domestic Pension Plan Funding
Contributions to our pension plans remain a significant use of our cash on an annual basis. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, the company has a legacy pension obligation for past service performed by Kmart and Sears associates. During 2012, we contributed $516 million to our domestic pension plans. We estimate that the domestic pension contribution will be $352 million in 2013 and approximately $510 million in 2014, though the ultimate amount of pension contributions could be affected by changes in the applicable regulations as well as financial market and investment performance.

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
Effective September 17, 2012, the Company amended its domestic pension plan, primarily related to lump sum benefit eligibility, and began notifying certain former employees of the Company of its offer to pay those employees' pension benefit in a lump sum. These amendments did not have a significant impact on our plan. Former employees eligible for the voluntary lump sum payment option are generally those who are vested traditional formula participants of the Plan who terminated employment prior to January 1, 2012 and who have not yet started receiving monthly payments of their pension benefits.
The Company offered the one-time voluntary lump sum window in an effort to reduce its long-term pension obligations and ongoing annual pension expense. This voluntary offer was made to approximately 86,000 eligible terminated vested participants, representing approximately $2.0 billion of the Company's total qualified pension plan liabilities. Eligible participants had until November 19, 2012 to make their election. The Company made payments of approximately $1.5 billion to employees who made the election in December 2012 and funded the payments from existing pension plan assets. In connection with this transaction, the Company incurred a non-cash charge to operations of approximately $452 million pre-tax in the fourth quarter of 2012 as a result of the requirement to expense the unrealized actuarial losses. The charge had no effect on equity because the unrealized actuarial losses are already recognized in accumulated other comprehensive income/(loss). Accordingly, the effect on retained earnings was offset by a corresponding reduction in accumulated other comprehensive loss.
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
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears utilizes two securitization structures to issue specific securities in which Sears Re invests its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 125 Full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued securities that are secured by the mortgages and collateral assignments of the store leases. Sears Re and two other indirect wholly owned subsidiaries of Holdings own $1.3 billion (par value) of these mortgage-backed securities. Payments to Sears Re on these securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to Sears Re on these asset-backed securities are funded by the royalty payments. The issuers of these mortgage-backed and asset-backed securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. Since the inception of the REMIC and KCD IP, LLC, these mortgage-backed and asset-backed securities have been entirely held by our wholly owned consolidated subsidiaries in support of our insurance activities. At February 2, 2013 and January 28, 2012, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.8 billion at February 2, 2013 and January 28, 2012.

Contractual Obligations and Off-Balance Sheet Arrangements
Information concerning our obligations and commitments to make future payments under contracts such as debt and lease agreements, and under contingent commitments, is aggregated in the following tables.

	Total	Payments Due by Period
Contractual Obligations		Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Other
millions
Operating leases	$4,535	$720	$1,148	$739	$1,928	$—
Short-term debt	1,094	1,094	—	—	—	—
Capital lease obligations	643	113	201	125	204	—
Royalty license fees(1)	91	59	30	2	—	—
Purchase obligations	102	19	41	40	2	—
Pension funding obligations	2,475	381	928	660	506	—
Long-term debt including current portion and interest	2,095	47	71	116	1,861	—
Liability and interest related to uncertain tax positions(2)	218	—	—	—	—	218
Total contractual obligations	$11,253	$2,433	$2,419	$1,682	$4,501	$218
__________________

(1)
We pay royalties under various merchandise license agreements, which are generally based on sales of products covered under these agreements. We currently have license agreements for which we pay royalties, including those to use American Greetings and Joe Boxer. Royalty license fees represent the minimum the Company is obligated to pay, regardless of sales, as guaranteed royalties under these license agreements.

(2)
At February 2, 2013, our uncertain tax position liability and gross interest payable were $161 million and $57 million, respectively. We are unable to reasonably estimate the timing of liabilities and interest payments arising from uncertain tax positions in individual years due to the uncertainties in the timing of the effective settlement of tax positions.

Other Commercial Commitments
We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding at February 2, 2013:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$774	$47	$—	$821
Commercial letters of credit	8	133	—	141
Secondary lease obligations and performance guarantee	—	—	77	77
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

Self Insurance Reserves
We use a combination of third-party insurance and/or self-insurance for a number of risks including workers' compensation, asbestos and environmental, automobile, warranty, product and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include actuarial estimates of both claims filed and carried at their expected ultimate settlement value and claims incurred but not yet reported. Our estimated claim amounts are discounted using a rate with a duration that approximates the duration of our self-insurance reserve portfolio. Our liability reflected on the Consolidated Balance Sheets represents an estimate of the ultimate cost of claims incurred at the balance sheet date. In estimating this liability, we utilize loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions.
Defined Benefit Pension Plans
The fundamental components of accounting for defined benefit pension plans consist of the compensation cost of the benefits earned, the interest cost from deferring payment of those benefits into the future and the results of investing any assets set aside to fund the obligation. Such retirement benefits were earned by associates ratably over their service careers. Therefore, the amounts reported in the income statement for these retirement plans have historically followed the same pattern. Accordingly, changes in the obligations or the value of assets to fund them have been recognized systematically and gradually over the associate's estimated period of service. The largest drivers of losses or charges in recent years have been the discount rate used to determine the present value of the obligation and the actual return on pension assets. We recognize the changes by amortizing experience gains/losses in excess of the 10% corridor into expense over the associated service period.
The Company's actuarial valuations utilize key assumptions including discount rates and expected returns on plan assets. We are required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, changes in investment strategies, higher or lower withdrawal rates, and longer or shorter life spans of participants.
The Sears Holdings Corporation Investment Committee is responsible for the investment of the assets of Holdings' domestic pension plan. The Investment Committee, made up primarily of select members of senior management, has appointed a non-affiliated third party professional to advise the Investment Committee with respect to the SHC domestic pension plan assets. The plan's overall investment objective is to provide a long-term return that, along with Company contributions, is expected to meet future benefit payment requirements. A long-term horizon has been adopted in establishing investment policy such that the likelihood and duration of investment losses are carefully weighed against the long-term potential for appreciation of assets. The plan's investment policy requires investments to be diversified across individual securities, industries, market capitalization and valuation characteristics. In addition, various techniques are utilized to monitor, measure and manage risk.
For purposes of determining the periodic expense of our defined benefit plan, we use the fair value of plan assets as the market related value. A one-percentage-point change in the assumed discount rate would have the following effects on the pension liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on interest cost component	$30	$(39)
Effect on pension benefit obligation	$(674)	$814
For 2013 and beyond, the domestic weighted-average health care cost trend rates used in measuring the postretirement benefit expense are a 8.5% trend rate in 2013 to an ultimate trend rate of 6.5% in 2017. A one-

percentage-point change in the assumed health care cost trend rate would have the following effects on the postretirement liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$31	$(27)
Income Taxes
We account for income taxes according to accounting standards for such taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the book basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If future utilization of deferred tax assets is uncertain, the Company may record a valuation allowance against certain deferred tax assets. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. In evaluating the objective evidence that historical results provide, we consider cumulative operating income (loss) over the past several years. These assumptions require significant judgment about the forecasts of future taxable income. After consideration of evidence regarding the ability to realize our deferred tax assets, we established a valuation allowance against certain deferred income tax assets in 2012 and 2011. The Company continues to monitor its operating performance and evaluate the likelihood of the future realization of these deferred tax assets. At the end of 2012, we had a state separate entity deferred tax asset of $145 million. In the event the Company does not achieve its forecasted results for 2013, an additional valuation allowance may be required.
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
Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets, if any. As further described above, management considers estimates of the amount and character of future taxable income in assessing the likelihood of realization of deferred tax assets. Our actual effective tax rate and income tax expense could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, tax planning and the Company's forecasted financial condition and results of operations in future periods. Although management believes current estimates are reasonable, actual results could differ from these estimates.
Domestic and foreign tax authorities periodically audit our income tax returns. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, we record reserves in accordance with accounting standards for uncertain tax positions. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved. Management's estimates at the date of the financial statements reflect our best judgment, giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change. For further information, see Note 10 of Notes to Consolidated Financial Statements.
Goodwill and Intangible Asset Impairment Assessments
At February 2, 2013 and January 28, 2012, we had goodwill balances of $379 million and $841 million, respectively, and intangible asset balances of $2.9 billion at both periods. The Company evaluates the carrying value of goodwill and intangible assets for possible impairment under accounting standards governing goodwill and other intangible assets. The majority of our goodwill and intangible assets relate to Kmart's acquisition of Sears in March 2005. We allocated goodwill, which is defined as the total purchase price less the fair value of all assets and liabilities acquired, to reporting units at the acquisition date. As required by accounting standards, we perform annual goodwill and intangible impairment tests in the fourth quarter and update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
Goodwill Impairment Assessments
Our goodwill resides in multiple reporting units. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit's fair value to its carrying value. We estimate fair value using the best information available, using both a market approach, as well as a discounted cash flow model, commonly referred to as the income approach. The market approach determines the value of a reporting unit by deriving market multiples for reporting units based on assumptions potential market participants would use in establishing a bid price for the unit. This approach therefore assumes strategic initiatives will result in improvements in operational performance in the event of purchase, and includes the application of a discount rate based on market participant assumptions with respect to capital structure and access to capital markets. The income approach uses a reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to each of our reporting units. The projection uses management's best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Our final estimate of fair value of reporting units is developed by weighting the fair values determined through both the market participant and income approaches, where comparable market participant information is available.
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
After performing the first step of the process, we determined goodwill recorded at reporting units within the Sears Canada and Sears Domestic segments in 2012 and 2011, respectively, was potentially impaired. The impairment determination was primarily driven by the combination of lower sales and continued margin pressure coupled with expense increases which led to a decline in our operating profit. After performing the second step of the process, we determined that the total amount of goodwill recorded at these reporting units was impaired and recorded charges of $295 million and $551 million in 2012 and 2011, respectively. We did not record any goodwill impairment charges in 2010.
The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units' tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets, and therefore, impact the related impairment charge. At the 2012 annual impairment test date, the conclusion that no indication of goodwill impairment existed for the remaining reporting units would not have changed had the test been conducted assuming: (1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value in determining their estimated fair values and/or (2) a 100 basis point decrease in the estimated sales growth rate and/or terminal period growth rate.
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
Intangible Asset Impairment Assessments
We review indefinite-lived intangible assets, primarily trade names, for impairment by comparing the carrying amount of each asset to the sum of undiscounted cash flows expected to be generated by the asset. We consider the income approach when testing intangible assets with indefinite lives for impairment on an annual basis. We determined that the income approach, specifically the Relief from Royalty Method, was most appropriate for analyzing our indefinite-lived assets. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The Relief from Royalty Method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a net sales stream and discounting the resulting cash flows to determine a value. We multiplied the selected royalty rate by the forecasted net sales stream to calculate the cost savings (relief from royalty payment) associated with the assets. The cash flows are then discounted to present value by the selected discount rate and compared to the carrying value of the assets. We did not record any intangible asset impairment charges in 2012, 2011 or 2010.
The use of different assumptions, estimates or judgments in our intangible asset impairment testing process, such as the estimated future cash flows of assets and the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of an asset, and therefore, impact the related impairment charge. At the 2012 annual impairment test date, the above-noted conclusion that no indication of significant intangible asset impairment existed at the test date would not have changed had the test been conducted assuming: (1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our assets to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our intangibles), (2) a 100 basis point decrease in the terminal period growth rate without a change in the discount rate of each intangible, or (3) a 10 basis point decrease in the royalty rate applied to the forecasted net sales stream of our assets.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements made in this Annual Report on Form 10-K and in other public announcements by us contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements preceded or followed by, or that otherwise include, the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “forecast,” “is likely to” and similar expressions or future or conditional verbs such as “will,” “may” and “could” are generally forward-looking in nature and not historical facts. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements.
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement initiatives to improve our liquidity through inventory management and other actions; competitive conditions in the retail and related services industries; worldwide economic conditions and business uncertainty, including the availability of consumer and commercial credit, changes in consumer confidence and spending, the impact of rising fuel prices, and changes in vendor relationships; vendors’ lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; possible limits on our access to capital markets and other financing sources, including incremental financings under the accordion feature of our domestic credit agreement and additional second lien financings, with respect to which we do not have commitments from lenders; our ability to successfully achieve our plans to generate liquidity, reduce inventory and reduce fixed costs; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our dependence on sources outside the United States for significant amounts of our merchandise; our extensive reliance on computer systems, including legacy systems, to implement our integrated retail strategy, process transactions, summarize results and manage our business, which may be subject to disruptions or security breaches; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business and the transfer of significant internal historical knowledge to such parties; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including product liability claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing and amount of required pension plan funding.
Certain of these and other factors are discussed in more detail in Part I, Item 1A of this Annual Report on Form 10-K. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations.
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At February 2, 2013, 35% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at February 2, 2013, which totaled approximately $1.1 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $11 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Item 8. Financial Statements and Supplementary Data

SEARS HOLDINGS CORPORATION
Consolidated Statements of Operations

millions, except per share data	2012	2011	2010
REVENUES
Merchandise sales and services	$39,854	$41,567	$42,664
COSTS AND EXPENSES
Cost of sales, buying and occupancy	29,340	30,966	31,000
Selling and administrative	10,660	10,664	10,425
Depreciation and amortization	830	853	869
Impairment charges	330	649	—
Gain on sales of assets	(468)	(64)	(67)
Total costs and expenses	40,692	43,068	42,227
Operating income (loss)	(838)	(1,501)	437
Interest expense	(267)	(289)	(293)
Interest and investment income	94	41	36
Other income (loss)	1	(2)	(14)
Income (loss) from continuing operations before income taxes	(1,010)	(1,751)	166
Income tax expense	(44)	(1,369)	(27)
Income (loss) from continuing operations	(1,054)	(3,120)	139
Income (loss) from discontinued operations, net of tax	—	(27)	11
Net income (loss)	(1,054)	(3,147)	150
(Income) loss attributable to noncontrolling interests	124	7	(17)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(930)	$(3,140)	$133
Amounts attributable to Holdings’ shareholders:
Income (loss) from continuing operations, net of tax	$(930)	$(3,113)	$122
Income (loss) from discontinued operations, net of tax	—	(27)	11
Net income (loss)	$(930)	$(3,140)	$133
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic:
Continuing operations	$(8.78)	$(29.15)	$1.09
Discontinued operations	—	(0.25)	0.10
	$(8.78)	$(29.40)	$1.19
Diluted:
Continuing operations	$(8.78)	$(29.15)	$1.09
Discontinued operations	—	(0.25)	0.10
	$(8.78)	$(29.40)	$1.19

Basic weighted average common shares outstanding	105.9	106.8	111.5
Diluted weighted average common shares outstanding	105.9	106.8	111.7
See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

millions	2012	2011	2010
Net income (loss)	$(1,054)	$(3,147)	$150
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	74	(789)	(12)
Deferred gain (loss) on derivatives, net of tax	5	(6)	(9)
Currency translation adjustments, net of tax	5	(38)	93
Total other comprehensive income (loss)	84	(833)	72
Comprehensive income (loss)	(970)	(3,980)	222
Comprehensive (income) loss attributable to noncontrolling interests	124	12	(71)
Comprehensive income (loss) attributable to Holdings’ shareholders	$(846)	$(3,968)	$151

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Balance Sheets

millions	February 2, 2013	January 28, 2012
ASSETS
Current assets
Cash and cash equivalents	$609	$747
Restricted cash	9	7
Accounts receivable	635	695
Merchandise inventories	7,558	8,407
Prepaid expenses and other current assets	454	388
Total current assets	9,265	10,244

Property and equipment
Land	1,875	1,924
Buildings and improvements	6,072	6,186
Furniture, fixtures and equipment	2,950	2,786
Capital leases	347	314
Gross property and equipment	11,244	11,210
Less accumulated depreciation and amortization	(5,191)	(4,633)
Total property and equipment, net	6,053	6,577
Goodwill	379	841
Trade names and other intangible assets	2,881	2,937
Other assets	762	782
TOTAL ASSETS	$19,340	$21,381

LIABILITIES
Current liabilities
Short-term borrowings (1)	$1,094	$1,175
Current portion of long-term debt and capitalized lease obligations	83	230
Merchandise payables	2,761	2,912
Other current liabilities	2,683	2,892
Unearned revenues	931	964
Other taxes	480	523
Short-term deferred tax liabilities	382	516
Total current liabilities	8,414	9,212
Long-term debt and capitalized lease obligations (2)	1,943	2,088
Pension and postretirement benefits	2,730	2,738
Other long-term liabilities	2,126	2,186
Long-term deferred tax liabilities	955	816
Total Liabilities	16,168	17,040

Commitments and contingencies
EQUITY
Sears Holdings Corporation equity
Preferred stock, 20 shares authorized; no shares outstanding	—	—
Common stock $0.01 par value; 500 shares authorized; 106 and 106 shares outstanding, respectively	1	1
Treasury stock—at cost	(5,970)	(5,981)
Capital in excess of par value	9,298	10,005
Retained earnings	885	1,865
Accumulated other comprehensive loss	(1,459)	(1,609)
Total Sears Holdings Corporation equity	2,755	4,281
Noncontrolling interest	417	60
Total Equity	3,172	4,341
TOTAL LIABILITIES AND EQUITY	$19,340	$21,381

(1) Includes $285 million and $250 million at February 2, 2013 and January 28, 2012, respectively, of unsecured commercial paper held by ESL and its affiliates.
(2) Includes $95 million at both February 2, 2013 and January 28, 2012 of senior secured notes held by ESL and its affiliates; and $3 million and
$14 million at February 2, 2013 and January 28, 2012, respectively, of subsidiary notes held by ESL and its affiliates.
See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Cash Flows

millions	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,054)	$(3,147)	$150
(Income) loss from discontinued operations, net of tax	—	27	(11)
Income (loss) from continuing operations	(1,054)	(3,120)	139
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax valuation allowance	237	1,798	—
Depreciation and amortization	830	853	869
Impairment charges	330	649	—
Gain on sales of assets	(468)	(64)	(67)
Gain on sales of investments	(28)	—	—
Pension and postretirement plan contributions	(593)	(390)	(316)
Pension and postretirement plan settlements	455	—	—
Settlement of Canadian dollar hedges	6	—	(3)
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(206)	(533)	(15)
Merchandise inventories	427	545	(353)
Merchandise payables	(117)	(134)	(285)
Income and other taxes	(63)	(50)	(34)
Mark-to-market adjustments and settlements on Sears Canada U.S. dollar collar contracts	1	2	7
Other operating assets	(100)	67	(7)
Other operating liabilities	40	70	142
Net cash provided by (used in) operating activities—continuing operations	(303)	(307)	77
Net cash provided by operating activities—discontinued operations	—	32	46
Net cash provided by (used in) operating activities	(303)	(275)	123

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	532	72	35
Net decrease in investments and restricted cash	37	8	—
Purchases of property and equipment	(378)	(432)	(426)
Net cash provided by (used in) investing activities—continuing operations	191	(352)	(391)
Net cash provided by (used in) investing activities—discontinued operations	—	43	(15)
Net cash provided by (used in) investing activities	191	(309)	(406)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	5	104	1,353
Repayments of long-term debt	(335)	(611)	(358)
Increase (decrease) in short-term borrowings, primarily 90 days or less	(81)	815	35
Sears Hometown and Outlet Stores, Inc. pre-separation funding	100	—	—
Proceeds from the sale of Sears Hometown and Outlet Stores, Inc.	347	—	—
Debt issuance costs	(3)	(35)	(28)
Purchase of Sears Canada shares	(10)	(43)	(603)
Sears Canada dividends paid to minority shareholders	(50)	—	(69)
Purchase of treasury stock	—	(183)	(394)
Net cash provided by (used in) financing activities—continuing operations	(27)	47	(64)
Net cash used in financing activities—discontinued operations	—	(75)	(31)
Net cash used in financing activities	(27)	(28)	(95)
Effect of exchange rate changes on cash and cash equivalents	1	—	57
NET DECREASE IN CASH AND CASH EQUIVALENTS	(138)	(612)	(321)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	747	1,359	1,680
CASH AND CASH EQUIVALENTS, END OF YEAR	$609	$747	$1,359

SUPPLEMENTAL INFORMATION:
Capital lease obligation incurred	$61	$3	$15
Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$40	$94	$47
Cash interest paid	199	223	164
Unpaid liability to acquire equipment and software	30	52	56
Non-cash dividend in connection with Spin-Off transactions	(542)	(74)	—

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Equity

	Equity Attributable to Holdings’ Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 30, 2010	115	$1	$(5,446)	$10,465	$4,797	$(721)	$339	$9,435
Comprehensive income
Net income	—	—	—	—	133	—	17	150
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(41)	29	(12)
Deferred loss on derivatives, net of tax	—	—	—	—	—	(9)	—	(9)
Currency translation adjustments, net of tax	—	—	—	—	—	68	25	93
Total Comprehensive Income								222
Stock awards	—	—	10	(11)	—	—	—	(1)
Purchase of Sears Canada shares	—	—	—	(269)	—	(76)	(236)	(581)
Sears Canada dividend paid to minority shareholders	—	—	—	—	—	—	(69)	(69)
Shares repurchased	(6)	—	(394)	—	—	—	—	(394)
Associate stock purchase	—	—	4	—	—	—	—	4
Other	—	—	—	—	—	—	(2)	(2)
Balance at January 29, 2011	109	$1	$(5,826)	$10,185	$4,930	$(779)	$103	$8,614
Comprehensive loss
Net loss	—	—	—	—	(3,140)	—	(7)	(3,147)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(789)	—	(789)
Deferred loss on derivatives, net of tax	—	—	—	—	—	(6)	—	(6)
Currency translation adjustments, net of tax	—	—	—	—	—	(33)	(5)	(38)
Total Comprehensive Loss								(3,980)
Stock awards	—	—	23	(19)	—	—	—	4
Purchase of Sears Canada shares	—	—	—	(24)	—	(2)	(17)	(43)
Shares repurchased	(3)	—	(183)	—	—	—	—	(183)
Associate stock purchase	—	—	5	—	—	—	—	5
Non-cash dividend issued in connection with Spin-Off	—	—	—	(137)	75	—	(12)	(74)
Other	—	—	—	—	—	—	(2)	(2)
Balance at January 28, 2012	106	$1	$(5,981)	$10,005	$1,865	$(1,609)	$60	$4,341
Comprehensive loss
Net loss	—	—	—	—	(930)	—	(124)	(1,054)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	74	—	74
Deferred gain on derivatives, net of tax	—	—	—	—	—	5	—	5
Currency translation adjustments, net of tax	—	—	—	—	—	5	—	5
Total Comprehensive Loss								(970)
Stock awards	—	—	7	(1)	—	—	—	6
Purchase of Sears Canada shares	—	—	—	(3)	—	(1)	(6)	(10)
Associate stock purchase	—	—	4	—	—	—	—	4
Separation of Sears Hometown and Outlet Stores, Inc.	—	—	—	(149)	—	—	—	(149)
Sears Canada dividend paid to minority shareholders	—	—	—	—	(50)	—	—	(50)
Non-cash dividend issued in connection with spin-off of 45 million common shares of Sears Canada	—	—	—	(554)	—	67	487	—
Balance at February 2, 2013	106	$1	$(5,970)	$9,298	$885	$(1,459)	$417	$3,172

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNFICANT ACCOUNTING POLICIES
Nature of Operations, Consolidation and Basis of Presentation
Sears Holdings Corporation (“Holdings”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings (together with its subsidiaries, “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), on March 24, 2005. We are an integrated retailer with 2,019 full-line and 54 specialty retail stores in the United States, operating through Kmart and Sears, and 475 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 51%-owned subsidiary. We have three reportable segments: Kmart, Sears Domestic and Sears Canada.
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
Separation of Sears Hometown and Outlet Businesses
On October 11, 2012, we completed the separation of our Sears Hometown and Outlet businesses through a rights offering transaction. Holdings received gross proceeds of $446.5 million with respect to the transaction, consisting of $346.5 million for the sale of Sears Hometown and Outlet Stores, Inc. ("SHO") common shares and $100 million through a dividend from SHO prior to the separation. Prior to the separation, SHO entered into an asset-based senior secured revolving credit facility with a group of financial institutions to provide (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million. Borrowings of $100 million from this revolving credit facility were used to fund the dividend paid to Holdings. We accounted for this separation in accordance with accounting standards applicable to common control transactions as ESL Investments, Inc. (together with its affiliated fund, "ESL") is a majority shareholder of Holdings and became a majority shareholder of SHO as a result of exercising subscription rights pursuant to the rights offering. Accordingly, we classified the difference between the proceeds received and the carrying value of net assets contributed to SHO as a reduction of capital in excess of par value in the Consolidated Statement of Equity for the period ended February 2, 2013.
In connection with the separation, Holdings and certain of its subsidiaries entered into various agreements with SHO under the terms described in Note 15. Because of the various agreements with SHO, the Company has determined that it has significant continuing cash flows with SHO. Accordingly, the operating results for SHO through the date of the separation are presented within the consolidated continuing operations of Holdings and the Sears Domestic segment in the accompanying Consolidated Financial Statements. See Note 15 to the Consolidated Financial Statements for further information related to the agreements with SHO.
Spin-Off of Orchard Supply Hardware Stores Corporation
On December 30, 2011, we completed the spin-off to our shareholders of all the capital stock of Orchard Supply Hardware Stores Corporation (“Orchard”) that was owned by Holdings immediately prior to the spin-off, consisting of common stock that represented approximately 80% of the voting power of Orchard's outstanding capital stock and preferred stock that represented 100% of Orchard's outstanding nonvoting capital stock. In connection with the spin-off, Holdings and certain of its subsidiaries entered into various agreements with Orchard, including a distribution agreement, a transition services agreement, an appliance sale and consignment agreement and brand license agreements. In addition, certain tax matters between Holdings and Orchard are governed by a tax sharing agreement entered into in 2005.
Holdings has no significant continuing involvement in the operations of Orchard. Accordingly, the operating results for Orchard are presented as discontinued operations in the accompanying Consolidated Statements of Operations for the years ended January 28, 2012 and January 29, 2011. In addition, the cash flows from operating, investing and financing activities for Orchard have been separately stated as discontinued operations in the

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

accompanying Consolidated Statement of Cash Flows for the years ended January 28, 2012 and January 29, 2011. The Notes to Consolidated Financial Statements exclude the impact of Orchard for all periods presented. Prior to completion of the spin-off, Orchard’s results of operations, financial position and cash flows were presented within the Sears Domestic segment.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31 each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal Year	Ended	Weeks
2012	February 2, 2013	53
2011	January 28, 2012	52
2010	January 29, 2011	52
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. The estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances. Adjustments to estimates and assumptions are made when facts and circumstances dictate. As future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying consolidated financial statements. Significant estimates and assumptions are required as part of determining inventory and accounts receivable valuation, estimating depreciation, amortization and recoverability of long-lived assets, establishing self-insurance, warranty, legal and other reserves, performing goodwill, intangible and long-lived asset impairment analyses, and in establishing valuation allowances on deferred income tax assets and reserves for tax examination exposures, and calculating retirement benefits.
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. We also include deposits in-transit from banks for payments related to third-party credit card and debit card transactions within cash equivalents. The deposits in-transit balances included within cash equivalents were $148 million and $173 million at February 2, 2013 and January 28, 2012, respectively.

We classify cash balances which have been pledged as collateral, and for which we do not have the ability to substitute letters of credit, as restricted cash on our Consolidated Balance Sheet.
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit included in other current liabilities were $114 million and $68 million at February 2, 2013 and January 28, 2012, respectively.
Allowance for Doubtful Accounts
We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis. Allowances for doubtful accounts on accounts receivable balances were $26 million and $28 million at February 2, 2013 and January 28, 2012, respectively. Our accounts receivable balance on our Consolidated Balance Sheet is presented net of our allowance for doubtful accounts and is comprised of various vendor-related and customer-related accounts receivable, including receivables related to our pharmacy operations.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
Approximately 45% of consolidated merchandise inventories are valued using LIFO. To estimate the effects of inflation on inventories, we utilize external price indices determined by an outside source, the Bureau of Labor Statistics. If the FIFO method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $72 million higher at February 2, 2013 and $70 million higher at January 28, 2012.
Vendor Rebates and Allowances
We receive rebates and allowances from certain vendors through a variety of programs and arrangements intended to offset our costs of promoting and selling certain vendor products. These vendor payments are recognized and recorded as a reduction to the cost of merchandise inventories when earned and, thereafter, as a reduction of cost of sales, buying and occupancy as the merchandise is sold. Upfront consideration received from vendors linked to purchases or other commitments is initially deferred and amortized ratably to cost of sales, buying and occupancy over the life of the contract or as performance of the activities specified by the vendor to earn the fee is completed.
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Additions and substantial improvements are capitalized and include expenditures that materially extend the useful lives of existing facilities and equipment. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred.
Depreciation expense, which includes depreciation on assets under capital leases, is recorded over the estimated useful lives of the respective assets using the straight-line method for financial statement purposes, and accelerated methods for tax purposes. The range of lives are generally 20 to 50 years for buildings, 3 to 10 years for furniture, fixtures and equipment, and 3 to 5 years for computer systems and computer equipment. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense included within depreciation and amortization expense reported on the Consolidated Statements of Operations was $778 million, $798 million, and $809 million for the years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively.
Primarily as a result of store closing actions, certain property and equipment are considered held for sale. The value of assets held for sale was $57 million and $55 million at February 2, 2013 and January 28, 2012, respectively. These assets were included in prepaid expenses and other current assets in the Consolidated Balance Sheets at February 2, 2013 and January 28, 2012 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell. We expect to sell the properties within a year and we continually remarket them. Substantially all assets held for sale are held within the Sears Domestic segment.
Impairment of Long-Lived Assets and Costs Associated with Exit Activities
In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including property and equipment and definite-lived intangible assets, is

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. See Note 13 for further information regarding long-lived asset impairment charges recorded during 2012.
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
Goodwill, Trade Names, Other Intangible Assets and Related Impairments
Trade names acquired as part of the Merger account for the majority of our intangible assets recognized in the Consolidated Balance Sheet. The majority of these trade name assets, such as Kenmore, Craftsman and Lands' End, are expected to generate cash flows indefinitely, do not have estimable or finite useful lives and, therefore, are accounted for as indefinite-lived assets not subject to amortization. Certain intangible assets, including favorable lease rights, contractual arrangements and customer lists, have estimable, finite useful lives, which are used as the basis for their amortization. The estimated useful lives of such assets are determined using a number of factors, including the demand for the asset, competition and the level of expenditure required to maintain the cash flows associated with the asset.
Our goodwill results from the Merger. We perform annual goodwill and indefinite-lived intangible asset impairment tests at the last day of our November accounting period each year and assess the need to update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within a reporting unit. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.
Goodwill Impairment Assessments
Our goodwill resides in multiple reporting units. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit's fair value to its carrying value. We estimate fair value using the best information available, using both a market approach, as well as a discounted cash flow model, commonly referred to as the income approach. The market approach determines the value of a reporting unit by deriving market multiples for reporting units based on assumptions potential market participants would use in establishing a bid price for the unit. This approach therefore assumes strategic initiatives will result in improvements in operational performance in the event of purchase, and includes the application of a discount rate based on market participant assumptions with respect to capital structure and access to capital markets. The income approach uses a reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate for the reporting unit. The projection uses management's best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

working capital requirements. Our final estimate of fair value of reporting units is developed by weighting the fair values determined through both the market and income approaches.
If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. See Note 12 for further information regarding goodwill and related impairment charges recorded during 2012 and 2011.
Intangible Asset Impairment Assessments
We consider the income approach when testing intangible assets with indefinite lives for impairment on an annual basis. We utilize the income approach, specifically the relief from royalty method, for analyzing our indefinite-lived assets. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a net sales stream and discounting the resulting cash flows to determine a value. We multiplied the selected royalty rate by the forecasted net sales stream to calculate the cost savings (relief from royalty payment) associated with the assets. The cash flows are then discounted to present value by the selected discount rate and compared to the carrying value of the assets.
Financial Instruments and Hedging Activities
We are exposed to fluctuations in foreign currency exchange rates as a result of our net investment in Sears Canada. Further, Sears Canada is exposed to fluctuations in foreign currency exchange rates due to inventory purchase contracts denominated in U.S. dollars. As a result, we primarily use derivatives as a risk management tool to decrease our exposure to fluctuations in the foreign currency market. We primarily use foreign currency forward contracts to hedge the foreign currency exposure of our net investment in Sears Canada against adverse changes in exchange rates and foreign currency collar contracts to hedge against foreign currency exposure arising from Sears Canada's inventory purchase contracts denominated in U.S. dollars.
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
For derivatives that are designated as hedges of our net investment in Sears Canada, we assess effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivatives are recorded in the currency translation adjustments line in Accumulated Other Comprehensive Income (Loss) and remain there until such time that we substantially liquidate or sell our holdings in Sears Canada.
Sears Canada Hedges of Merchandise Purchases
Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated collar contracts for a portion of its expected requirements. Since the Company's functional currency is the U.S. dollar, we are not directly exposed to the risk of exchange rate changes due to Sears Canada's merchandise purchases, and therefore we do not account for these instruments as a hedge of our foreign currency exposure risk. Changes in the fair value of these contracts are recorded in the Consolidated Statements of Operations as a component of other income (loss) each period.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
Counterparty Credit Risk
We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better at January 28, 2012. We had no derivative instruments at February 2, 2013.
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
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments, accounts receivable and derivative financial instruments. We place our cash and cash equivalents in investment-grade, short-term instruments with high quality financial institutions and, by policy, limit the amount of credit exposure in any one financial instrument. We use high credit quality counterparties to transact our derivative transactions.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Self-insurance Reserves
We are self-insured for certain costs related to workers' compensation, asbestos and environmental, automobile, warranty, product and general liability claims. We obtain third-party insurance coverage to limit our exposure to certain of these self-insured risks. A portion of these self-insured risks is managed through a wholly-owned insurance subsidiary. Our liability reflected on the Consolidated Balance Sheet, classified within other liabilities (current and long-term), represents an estimate of the ultimate cost of claims incurred at the balance sheet date. In estimating this liability, we utilize loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. The liabilities for self-insured risks are discounted to their net present values using an interest rate which is based upon the expected duration of the liabilities. Expected payments as of February 2, 2013 were as follows:

millions
2013	$266
2014	163
2015	120
2016	87
2017	66
Later years	371
Total undiscounted obligation	1,073
Less—discount	(95)
Net obligation	$978
Loss Contingencies
We account for contingent losses in accordance with accounting standards pertaining to loss contingencies. Under accounting standards, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known.
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
We earn revenues through arrangements with third-party financial institutions that manage and directly extend credit relative to our co-branded credit card programs. The third-party financial institutions pay us for generating new accounts and sales activity on co-branded cards, as well as for selling other financial products to cardholders. We recognize these revenues in the period earned, which is when our related performance obligations have been met. We sell gift cards to customers at our retail stores and through our direct to customer operations. The gift cards generally do not have expiration dates. Revenues from gift cards are recognized when (i) the gift card is redeemed by the customer, or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) based on historical redemption patterns and we determine that we do not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions.
Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. The reserve for returns and allowances is calculated as a percentage of sales based on historical

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
The Company has a SHOP YOUR WAY program in which customers earn points on purchases which may be redeemed to pay for future purchases. The expense for customer points earned is recognized as customers earn them and recorded in cost of sales.
Selling and Administrative Expenses
Selling and administrative expenses are comprised principally of payroll and benefits costs for retail and corporate employees, occupancy costs of corporate facilities, advertising, pre-opening costs and other administrative expenses.
Pre-Opening Costs
Pre-opening and start-up activity costs are expensed in the period in which they occur.
Advertising Costs
Advertising costs are expensed as incurred, generally the first time the advertising occurs, and amounted to $1.6 billion, $1.9 billion and $2.0 billion for 2012, 2011 and 2010, respectively. These costs are included within selling and administrative expenses in the accompanying Consolidated Statements of Operations.
Income Taxes
We account for income taxes in accordance with accounting standards pertaining to such taxes. Accordingly, we provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws in effect for the year in which the differences are expected to reverse. The tax balances and income tax expense recognized by us are based on management's interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects our best estimates and assumptions regarding, among other things, the level of future taxable income, tax planning, and any valuation allowance. Future changes in tax laws, changes in projected levels of taxable income, tax planning, and adoption and implementation of new accounting standards could impact the effective tax rate and tax balances recorded by us. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. In evaluating the objective evidence that historical results provide, we consider cumulative operating income (loss) over the past three years. These assumptions require significant judgment about the forecasts of future taxable income.
Stock-based Compensation
We account for stock-based compensation arrangements in accordance with accounting standards pertaining to share-based payment transactions, which requires us to both recognize as expense the fair value of all stock-based compensation awards (which includes stock options, although there were no options outstanding in 2012) and to classify excess tax benefits associated with share-based compensation deductions as cash from financing activities

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

rather than cash from operating activities. We recognize compensation expense as awards vest on a straight-line basis over the requisite service period of the award.
Earnings Per Common Share
Basic earnings per common share is calculated by dividing net income attributable to Holdings' shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share also includes the dilutive effect of potential common shares, exercise of stock options and the effect of restricted stock when dilutive.
New Accounting Pronouncements
Disclosures about Reclassification Adjustments out of Accumulated Other Comprehensive Income
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update will be effective for us in the first quarter of 2013, but early adoption is permitted. The update will primarily impact our disclosures, but otherwise is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The update will be effective for us in the first quarter of 2013, but early adoption is permitted. The update may, under certain circumstances, reduce the complexity and costs of testing indefinite-lived intangible assets for impairment, but otherwise is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
NOTE 2—SEARS CANADA
Sears Canada Share Repurchases
During the second quarter of 2011, Sears Canada renewed its Normal Course Issuer Bid with the Toronto Stock Exchange that permits it to purchase for cancellation up to 5% of its issued and outstanding common shares, representing approximately 5.3 million common shares. The purchase authorization expired on May 24, 2012. Prior to the expiration, Sears Canada purchased and canceled approximately 0.9 million common shares for $10 million, approximately 2.7 million common shares for $43 million and approximately 2.2 million common shares for $43 million during 2012, 2011 and 2010, respectively.
Sears Holdings Ownership of Sears Canada
At February 2, 2013 and January 28, 2012, Sears Holdings was the beneficial holder of approximately 52 million, or 51% and 97 million, or 95%, respectively, of the common shares of Sears Canada.
Partial Spin-Off
On November 13, 2012, we completed a partial spin-off (the “spin-off”) of our interest in Sears Canada. Prior to the spin-off, Holdings beneficially owned approximately 96% of the issued and outstanding common shares of Sears Canada. In connection with the spin-off, we distributed approximately 45 million common shares of Sears Canada held by Holdings on a pro rata basis to holders of Holdings' common stock. Following the spin-off, Holdings was the beneficial holder of approximately 51% of the issued and outstanding common shares of Sears Canada, and as such, Holdings has maintained control of Sears Canada and will continue to consolidate the results of Sears Canada. We accounted for the spin-off as an equity transaction in accordance with accounting standards applicable to noncontrolling interests. Accordingly, we reclassified a portion of our ownership interest in Sears Canada and accumulated other comprehensive loss to noncontrolling interest in the Consolidated Statement of Equity for the period ended February 2, 2013.
Acquisition of Noncontrolling Interest
During the first quarter of 2010, we acquired approximately 19 million additional common shares of Sears Canada. We paid a total of $560 million for the additional shares and accounted for the acquisition of additional interest in Sears Canada as an equity transaction in accordance with accounting standards applicable to noncontrolling interests. Accordingly, we reclassified an accumulated other comprehensive loss from noncontrolling interest to controlling interest in the Consolidated Statement of Equity for the period ended January 29, 2011.
Dividends
On December 12, 2012, Sears Canada announced that its Board of Directors declared a cash dividend of $1 Canadian per common share, or approximately $102 million Canadian ($102 million U.S.) which was paid on December 31, 2012 to shareholders of record at the close of business on December 24, 2012. Accordingly, the Company received dividends of $52 million and minority shareholders in Sears Canada received dividends of $50 million during the fourth quarter of 2012.
On May 18, 2010, Sears Canada announced that its Board of Directors declared a cash dividend of $3.50 Canadian per common share, or approximately $377 million Canadian ($352 million U.S.), which was paid on

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

June 4, 2010 to shareholders of record at the close of business on May 31, 2010. Accordingly, the Company received dividends of $318 million and minority shareholders in Sears Canada received dividends of $34 million during the second quarter of 2010.
On September 10, 2010, Sears Canada announced that its Board of Directors declared an additional cash dividend of $3.50 Canadian per common share, or approximately $377 million Canadian ($356 million U.S.), which was paid on September 24, 2010 to shareholders of record at the close of business on September 22, 2010. Accordingly, the Company received dividends of $321 million and minority shareholders in Sears Canada received dividends of $35 million during the third quarter of 2010.
Sears Canada declared and paid total dividends of $754 million Canadian ($708 million U.S.) during 2010, of which the Company received $639 million and minority shareholders received $69 million.
NOTE 3—BORROWINGS
Total borrowings outstanding at February 2, 2013 and January 28, 2012 were $3.1 billion and $3.5 billion, respectively. At February 2, 2013, total short-term borrowings were $1.1 billion, consisting of $749 million secured borrowings and $345 million of unsecured commercial paper. At January 28, 2012, total short-term borrowings were $1.2 billion, consisting of $838 million secured borrowings and $337 million of unsecured commercial paper. The weighted-average annual interest rate paid on short-term debt was 2.7% in 2012 and 2.3% in 2011.
Long-term debt was as follows:

ISSUE	February 2, 2013	January 28, 2012
millions
SEARS ROEBUCK ACCEPTANCE CORP.
6.50% to 7.50% Notes, due 2017 to 2043	$327	$398
7.05% to 7.50% Medium-Term Notes, due 2013	11	80
SEARS HOLDINGS CORP.
6.625% Senior Secured Notes, due 2018	1,237	1,237
SEARS DC CORP.
9.07% to 9.20% Medium-Term Notes	—	23
SEARS CANADA INC.
Credit Facility, expires 2015	—	101
CAPITALIZED LEASE OBLIGATIONS	433	455
OTHER NOTES AND MORTGAGES	18	24
Total long-term borrowings	2,026	2,318
Current maturities	(83)	(230)
Long-term debt and capitalized lease obligations	$1,943	$2,088
Weighted-average annual interest rate on long-term debt	6.7%	7.1%
The fair value of long-term debt, excluding capitalized lease obligations, was $1.4 billion at February 2, 2013 and $1.5 billion at January 28, 2012. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 5.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

At February 2, 2013, long-term debt maturities for the next five years and thereafter were as follows:

millions
2013	$83
2014	67
2015	61
2016	50
2017	89
Thereafter	1,676
$2,026
Interest
Interest expense for years 2012, 2011 and 2010 was as follows:

millions	2012	2011	2010
COMPONENTS OF INTEREST EXPENSE
Interest expense	$232	$248	$242
Accretion of lease obligations at net present value	17	20	21
Amortization of debt issuance costs	18	21	30
Interest expense	$267	$289	$293
Debt Repurchase Authorization
In 2005, our Finance Committee of the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of our outstanding indebtedness in open market or privately negotiated transactions. Our wholly owned finance subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), has repurchased $215 million of its outstanding notes. In 2011, Sears Holdings repurchased $10 million of senior secured notes, recognizing a gain of $2 million. The unused balance of this authorization is $275 million.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At February 2, 2013 and January 28, 2012, we had outstanding commercial paper borrowings of $345 million and $337 million, respectively. ESL held $285 million and $250 million, respectively, of our commercial paper at February 2, 2013 and January 28, 2012, including $169 million and $130 million, respectively, held by Edward S. Lampert. See Note 15 for further discussion of these borrowings.
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
The Domestic Credit Agreement includes a $1.5 billion letter of credit sub-limit and an uncommitted accordion feature that provides us the flexibility, subject to certain terms and conditions, to use the existing collateral under the

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

credit facility to obtain an aggregate amount of up to $1.0 billion in additional borrowing capacity. The Domestic Credit Agreement permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion in second lien notes were outstanding at February 2, 2013, providing the Company the capacity to issue up to an additional $760 million in second lien indebtedness. The Domestic Credit Agreement is in place as a funding source for general corporate purposes and is an asset based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Domestic Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability.
The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, under certain circumstances, including if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.
At February 2, 2013 and January 28, 2012, we had $749 million and $838 million, respectively, of borrowings and $754 million and $626 million, respectively, of letters of credit outstanding under the Domestic Credit Agreement. As a result, our availability under the agreement was $1.8 billion at both February 2, 2013 and January 28, 2012. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
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
Sears Canada Credit Agreement
In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on inventory and credit card receivables. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and credit card receivables, subject to certain limitations. At February 2, 2013 we had no borrowings outstanding under the Sears Canada Facility. At January 28, 2012, we had approximately $101 million ($101 million Canadian) of borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $503 million ($502 million Canadian) and $415 million ($415 million Canadian), respectively, at February 2, 2013 and

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

January 28, 2012. The current availability may be reduced by reserves currently estimated by the Company to be approximately $300 million, which may be applied by the lenders at their discretion pursuant to the Credit Facility agreement. As a result of judicial developments relating to the priorities of pension liability relative to certain secured obligations, Sears Canada has executed an amendment to the Sears Canada Credit Facility which would provide additional security to lenders, with respect to the Company's unfunded pension liability by pledging certain real estate assets as collateral thereby partially reducing the potential reserve amounts by up to $150 million the lenders could apply. The potential additional reserve amount may increase or decrease in the future based on estimated net pension liabilities.
Letters of Credit Facility
Effective March 15, 2013, we agreed to terminate our $500 million uncommitted letter of credit facility dated January 20, 2011 with Wells Fargo Bank, National Association ("Wells Fargo") in advance of the scheduled termination date of January 20, 2014, as no letters of credit have been issued and outstanding under the facility since May 2011. The facility was secured by a first priority lien on cash placed on deposit at Wells Fargo in an amount equal to 103% of the face value of all issued and outstanding letters of credit.
Cash Collateral
We post cash collateral for certain self-insurance programs. We continue to classify the cash collateral posted for self-insurance programs as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. At February 2, 2013 and January 28, 2012, $19 million and $20 million of cash, respectively, was posted as collateral for self-insurance programs.
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
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears utilizes two securitization structures to issue specific securities in which Sears Re invests its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 125 Full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued securities that are secured by the mortgages and collateral assignments of the store leases. Sears Re and two other indirect wholly owned subsidiaries of Holdings own $1.3 billion (par value) of these mortgage-backed securities. Payments to Sears Re on these securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to Sears Re on these asset-backed securities are funded by the royalty payments. The issuers of these mortgage-backed and asset-backed securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. Since the inception of the REMIC and KCD IP, LLC, these mortgage-backed and asset-backed securities have been entirely held by our wholly owned consolidated subsidiaries in support of our insurance activities. At February 2, 2013 and January 28, 2012, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.8 billion at February 2, 2013 and January 28, 2012.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
Changes in the fair value of any derivatives that are not designated as hedges are recorded in earnings each period. Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing U.S. dollar denominated collar contracts for a portion of its expected requirements. Since the Company's functional currency is the U.S. dollar, we are not directly exposed to the risk of exchange rate changes due to Sears Canada’s merchandise purchases, and therefore we do not account for these instruments as a hedge of our foreign currency exposure risk.
Sears Canada Hedges of Merchandise Purchases
Sears Canada had no outstanding foreign currency collar contracts at February 2, 2013 or January 28, 2012. As discussed previously, these collar contracts were used to hedge Sears Canada’s purchase of inventory under U.S. dollar denominated contracts. We record mark-to-market adjustments based on the total notional value of these outstanding collar contracts at the end of each period.
We record the earnings impact of mark-to-market and settlement adjustments for foreign currency collar contracts in other income (loss) at the end of each period. We recorded no mark-to-market and settlement gains on these contracts for the year ended February 2, 2013. We recorded mark-to-market and settlement gains on these contracts of $4 million in other loss for the year ended January 28, 2012, and mark-to-market and settlement losses on these contracts of $14 million in other loss for the year ended January 29, 2011.
Sears Canada’s above noted foreign currency collar contracts were entered into as a hedge of merchandise purchase contracts denominated in U.S. currency. We also record mark-to-market adjustments for the value of the merchandise purchase contracts (considered embedded derivatives under relevant accounting rules) at the end of each period. We recorded no assets at February 2, 2013, and assets of $1 million at January 28, 2012 related to the fair value of these embedded derivatives.
We record the earnings impact of mark-to-market and settlement adjustments related to the embedded derivative in the merchandise purchase contracts in other income (loss) at the end of each period. We recorded mark-to-market and settlement gains of $2 million for the year ended February 2, 2013. We recorded mark-to-market and settlement losses of $5 million and $1 million for the years ended January 28, 2012 and January 29, 2011, respectively.
We recorded total mark-to-market gains and settlements of $2 million in other loss for the year ended February 2, 2013. We recorded total mark-to-market losses and settlements of $1 million and $15 million in other loss for the years ended January 28, 2012 and January 29, 2011, respectively. At February 2, 2013, we had no derivative mark-to-market assets related to the embedded derivatives, and at January 28, 2012, we had total derivative mark-to-market assets related to the collar contracts and embedded derivatives of $1 million. See Note 5

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

for further information regarding fair value of these collar and merchandise purchase contracts and the respective balance sheet classifications.
Hedges of Net Investment in Sears Canada
We had no foreign currency forward contracts outstanding at February 2, 2013. At January 28, 2012, we had a foreign currency forward contract outstanding with a total Canadian notional value of $629 million, and with a weighted-average remaining life of 0.1 years. This contract was designated and qualified as a hedge of the foreign currency exposure of our net investment in Sears Canada. Accordingly, we recorded no liability related to the forward contracts at February 2, 2013, and the aggregate fair value of the forward contract outstanding at January 28, 2012 of approximately $(6) million was recorded as a liability on our Consolidated Balance Sheet. The change in fair value of approximately $6 million related to these forward contracts, net of tax, was recorded as a component of other comprehensive loss for the year ended February 2, 2013.
We settled foreign currency forward contracts during 2012 and 2011 and received net amounts of $6 million and $0.1 million, respectively, relative to these contract settlements. We settled foreign currency forward contracts during 2010 and paid net amounts of $3 million relative to these contract settlements. As hedge accounting was applied to these contracts, an offsetting amount was recorded as a component of other comprehensive loss.
Our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had no cash collateral posted under these contracts at February 2, 2013 and $5 million at January 28, 2012.
Counterparty Credit Risk
We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better at January 28, 2012. We had no derivative instruments at February 2, 2013.
Financial Guarantees
We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding at February 2, 2013:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$774	$47	$—	$821
Commercial letters of credit	8	133	—	141
Secondary lease obligations	—	—	77	77
The secondary lease obligations related to certain store leases of previously divested Sears businesses. We remain secondarily liable if the primary obligor defaults.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates.
Level 3 inputs – unobservable inputs for the asset or liability.
Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities and domestic cash and cash equivalents are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt is disclosed in Note 3 to the Consolidated Financial Statements. The following tables provide the fair value measurement amounts for other financial assets and liabilities recorded in our Consolidated Balance Sheets at fair value at February 2, 2013 and January 28, 2012:

	Total Fair Value Amounts at
millions	February 2, 2013	Level 1	Level 2	Level 3
Cash equivalents(1)	$181	$181	$—	$—
Restricted cash(2)	9	9	—	—
Total	$190	$190	$—	$—

	Total Fair Value Amounts at
millions	January 28, 2012	Level 1	Level 2	Level 3
Cash equivalents(1)	$341	$341	$—	$—
Restricted cash(2)	7	7	—	—
Foreign currency derivative assets(3)	1	—	1	—
Foreign currency derivative liabilities(4)	(6)	—	(6)	—
Total	$343	$348	$(5)	$—
__________________

(1)	Included within Cash and cash equivalents on the Consolidated Balance Sheets.

(2)	Included within Restricted cash on the Consolidated Balance Sheets.

(3)	Included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

(4)	Included within Accrued expenses and other current liabilities on the Consolidated Balance Sheets.
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, we measure the impairment and adjust the carrying value as discussed in Note 1. With the exception of the goodwill and fixed asset impairments described in Note 12 and Note 13, respectively, we had no significant remeasurements of such assets or liabilities to fair value during 2012 and 2011.
All of the fair value remeasurements were based on significant unobservable inputs (Level 3). Fixed asset fair values were derived based on discussions with real estate brokers, review of comparable properties, if available, and internal expertise related to the current marketplace conditions. Inputs for the goodwill included discounted cash flow analyses, comparable marketplace fair value data, as well as management's assumptions in valuing significant tangible and intangible assets, as described in Note 1, Summary of Significant Accounting Policies.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 6—INTEREST AND INVESTMENT INCOME
The following table sets forth the components of interest and investment income as reported in our Consolidated Statements of Operations:

millions	2012	2011	2010
Interest income on cash and cash equivalents	$7	$4	$4
Other investment income	87	37	32
Total	$94	$41	$36
Interest Income on Cash and Cash Equivalents
We recorded interest income of $7 million in 2012, $4 million in 2011, and $4 million in 2010, primarily related to interest earned on cash and cash equivalents. These cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to us.
Other Investment Income
Other investment income primarily includes income generated by (and sales of investments in) certain real estate joint ventures and other equity investments in which we do not have a controlling interest. Investment income from equity investments was $47 million, $27 million and $17 million in 2012, 2011 and 2010, respectively. During 2012, the investment income from equity investments included a gain of $25 million related to the sale of a real estate joint venture held by Sears Canada. Other investment income also included a $30 million, $4 million and $6 million dividend received on our cost method investment in Sears Mexico for 2012, 2011 and 2010, respectively.
NOTE 7—BENEFIT PLANS
We sponsor a number of pension and postretirement benefit plans. Expenses for retirement and savings-related benefit plans were as follows:

millions	2012	2011	2010
Retirement/401(k) Savings Plans	$10	$11	$11
Pension plans	630	78	119
Postretirement benefits	24	24	27
Total	$664	$113	$157
Retirement Savings Plans
We sponsor Sears and Kmart 401(k) retirement savings plans for employees meeting service eligibility requirements. The Company does not match employee contributions.
Other Benefit Plans
Certain domestic full-time and part-time employees of Sears are eligible to participate in noncontributory defined benefit plans after meeting age and service requirements. Effective January 1, 2006, the Sears domestic pension plan was frozen and domestic associates no longer earn additional benefits under the plan.
Substantially all full-time Canadian employees, as well as some part-time employees, are eligible to participate in contributory defined benefit plans. Effective July 1, 2008, the Sears Canada defined pension plan was amended and a defined contribution component was added. The defined benefit service accrual ceased and all plan

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

members earn pensionable service under the defined contribution component of the Sears Canada Inc. Registered Retirement Plan.
Pension benefits are based on length of service, compensation and, in certain plans, social security or other benefits. Funding for the various plans is determined using various actuarial cost methods.
In addition to providing pension benefits, Sears provides domestic and Canadian employees and retirees certain medical benefits. These benefits provide access to medical plans, with Company subsidies for certain eligible retirees. Certain domestic Sears retirees are also provided life insurance benefits. To the extent we share the cost of the retiree medical benefits with retirees, such cost sharing is based on years of service and year of retirement. Sears' postretirement benefit plans are not funded. We have the right to modify or terminate these plans.
Pension Plans

	2012			2011
millions	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total
Change in projected benefit obligation:
Beginning balance	$6,109	$1,426	$7,535	$5,623	$1,401	$7,024
Interest cost	291	65	356	314	74	388
Actuarial loss	639	64	703	531	70	601
Benefits paid	(323)	(122)	(445)	(359)	(120)	(479)
Settlements	(1,405)	—	(1,405)	—	—	—
Foreign currency exchange impact	—	5	5	—	1	1
Balance at the measurement date	$5,311	$1,438	$6,749	$6,109	$1,426	$7,535

Change in assets at fair value:
Beginning balance	$4,051	$1,227	$5,278	$4,054	$1,288	$5,342
Actual return on plan assets	382	130	512	4	51	55
Company contributions	516	33	549	352	6	358
Benefits paid	(323)	(122)	(445)	(359)	(120)	(479)
Settlements	(1,405)	—	(1,405)	—	—	—
Foreign currency exchange impact	—	4	4	—	2	2
Balance at the measurement date	$3,221	$1,272	$4,493	$4,051	$1,227	$5,278
Net amount recognized	$(2,090)	$(166)	$(2,256)	$(2,058)	$(199)	$(2,257)
The accumulated benefit obligation for the SHC Domestic pension plan was $5.3 billion at February 2, 2013 and $6.1 billion at January 28, 2012. The accumulated benefit obligation for the Sears Canada pension plan was $1.4 billion at both February 2, 2013 and January 28, 2012.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Postretirement Obligations

	2012			2011
millions	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total
Change in accumulated postretirement benefit obligation:
Beginning balance	$253	$321	$574	$286	$303	$589
Interest cost	10	14	24	13	16	29
Plan participants' contributions	42	—	42	43	—	43
Actuarial (gain) loss	9	16	25	(15)	19	4
Settlement gain	—	(22)	(22)	—	—	—
Benefits paid	(67)	(17)	(84)	(74)	(17)	(91)
Benefits paid - settlements	—	(18)	(18)	—	—	—
Foreign currency exchange rate impact and other	—	1	1	—	—	—
Balance at the measurement date	$247	$295	$542	$253	$321	$574

Change in plan assets at fair value:
Beginning of year balance	$—	$69	$69	$—	$90	$90
Actual return on plan assets	—	—	—	—	3	3
Company contributions	25	19	44	31	1	32
Plan participants' contributions	42	—	42	43	—	43
Benefits paid	(67)	(17)	(84)	(74)	(17)	(91)
Benefits paid - settlements	—	(18)	(18)	—	—	—
Foreign currency exchange rate impact and other	—	(8)	(8)	—	(8)	(8)
Balance at the measurement date	$—	$45	$45	$—	$69	$69
Funded status	$(247)	$(250)	$(497)	$(253)	$(252)	$(505)
The current portion of our liability for postretirement obligations is $27 million, which we expect to pay during fiscal 2013.
Weighted-average assumptions used to determine plan obligations were as follows:

	2012		2011		2010
	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada
Pension benefits:
Discount Rate	4.25%	4.20%	4.90%	4.70%	5.75%	5.40%
Rate of compensation increases	N/A	3.50%	N/A	3.50%	N/A	3.50%
Postretirement benefits:
Discount Rate	3.55%	4.20%	4.20%	4.60%	5.00%	5.40%
Rate of compensation increases	N/A	3.50%	N/A	3.50%	N/A	3.50%

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Net Periodic Benefit Cost
The components of net periodic benefit cost were as follows:

	2012			2011			2010
millions	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total
Pension benefits:
Interest cost	$291	$65	$356	$314	$74	$388	$320	$76	$396
Expected return on plan assets	(291)	(76)	(367)	(302)	(80)	(382)	(287)	(77)	(364)
Cost of settlements	452	—	452	—	—	—	—	—	—
Recognized net loss	165	24	189	63	9	72	87	—	87
Net periodic benefit cost (benefit)	$617	$13	$630	$75	$3	$78	$120	$(1)	$119

Postretirement benefits:
Benefits earned during the period	$—	$—	$—	$—	$—	$—	$—	$1	$1
Interest cost	10	14	24	13	16	29	16	16	32
Expected return on assets	—	(3)	(3)	—	(5)	(5)	—	(6)	(6)
Cost of settlements	—	3	3	—	—	—	—	—	—
Net periodic benefit cost	$10	$14	$24	$13	$11	$24	$16	$11	$27
Weighted-average assumptions used to determine net cost were as follows:

	2012		2011		2010
	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada
Pension benefits:
Discount Rate	4.90%	4.70%	5.75%	5.40%	6.00%	6.00%
Return of plan assets	7.25%	6.50%	7.50%	6.50%	8.00%	6.50%
Rate of compensation increases	N/A	3.50%	N/A	3.50%	N/A	3.50%
Postretirement benefits:
Discount Rate	4.20%	4.60%	5.00%	5.40%	6.00%	6.00%
Return of plan assets	N/A	3.75%	N/A	6.50%	N/A	6.50%
Rate of compensation increases	N/A	3.50%	N/A	3.50%	N/A	3.50%
For purposes of determining the periodic expense of our defined benefit plans, we use the fair value of plan assets as the market related value. A one-percentage-point change in the assumed discount rate would have the following effects on the pension liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on interest cost component	$30	$(39)
Effect on pension benefit obligation	$(674)	$814

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

For 2013 and beyond, the domestic weighted-average health care cost trend rates used in measuring the postretirement benefit expense are an 8.5% trend rate in 2013 to an ultimate trend rate of 6.5% in 2017. A one-percentage-point change in the assumed health care cost trend rate would have the following effects on the postretirement liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$31	$(27)
$195 million of the unrecognized net losses in accumulated other comprehensive income are expected to be amortized as a component of net periodic benefit cost during 2013.
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
Domestic plan assets were invested in the following classes of securities:

	Plan Assets at
	February 2, 2013	January 28, 2012
Equity securities	31%	32%
Fixed income and other debt securities	64	67
Other	5	1
Total	100%	100%
The domestic plan's target allocation is determined by taking into consideration the amounts and timing of projected liabilities, our funding policies and expected returns on various asset classes. At February 2, 2013, the plan's target asset allocation was 35% equity and 65% fixed income. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.
Sears Canada plan assets were invested in the following classes of securities (none of which were securities of the Company):

	Plan Assets at
	February 2, 2013	January 28, 2012
Equity securities	26%	27%
Fixed income and other debt securities	74	72
Alternative investment securities	—	1
Total	100%	100%
The Sears Canada plans' target allocation is determined by taking into consideration the amounts and timing of projected liabilities, our funding policies and expected returns on various asset classes. At February 2, 2013, the

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

plan's target asset allocation was 55% to 75% fixed income and 25% to 45% equity. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.
Future Cash Flows of Benefit Plans
Information regarding expected future cash flows for our benefit plans is as follows:

millions	SHC Domestic	Sears Canada	Total
Pension benefits:
Employer contributions:
2013 (expected)	$352	$29	$381
Expected benefit payments:
2013	$335	$93	$428
2014	337	93	430
2015	340	92	432
2016	342	92	434
2017	344	91	435
2018-2022	1,725	450	2,175
Postretirement benefits:
Employer contributions:
2013 (expected)	$28	$1	$29
Expected employer contribution for benefit payments:
2013	$28	$17	$45
2014	26	17	43
2015	25	17	42
2016	24	18	42
2017	22	18	40
2018-2022	90	88	178
Domestic Pension Plan Funding
Contributions to our pension plans remain a significant use of our cash on an annual basis. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, the Company has a legacy pension obligation for past service performed by Kmart and Sears associates. During 2012, we contributed $516 million to our domestic pension plans. We estimate that the domestic pension contribution will be $352 million in 2013 and approximately $510 million in 2014, though the ultimate amount of pension contributions could be affected by changes in the applicable regulations as well as financial market and investment performance.
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
Effective September 17, 2012, the Company amended its domestic pension plan, primarily related to lump sum benefit eligibility, and began notifying certain former employees of the Company of its offer to pay those employees' pension benefit in a lump sum. These amendments did not have a significant impact on our plan. Former employees eligible for the voluntary lump sum payment option are generally those who are vested traditional formula

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

participants of the Plan who terminated employment prior to January 1, 2012 and who have not yet started receiving monthly payments of their pension benefits.
The Company offered the one-time voluntary lump sum window in an effort to reduce its long-term pension obligations and ongoing annual pension expense. This voluntary offer was made to approximately 86,000 eligible terminated vested participants, representing approximately $2.0 billion of the Company's total qualified pension plan liabilities. Eligible participants had until November 19, 2012 to make their election. The Company made payments of approximately $1.5 billion to employees who made the election in December 2012 and funded the payments from existing pension plan assets. In connection with this transaction, the Company incurred a non-cash charge to operations of approximately $452 million pre-tax in the fourth quarter of 2012 as a result of the requirement to expense the unrealized actuarial losses. The charge had no effect on equity because the unrealized actuarial losses are already recognized in accumulated other comprehensive income/(loss). Accordingly, the effect on retained earnings was offset by a corresponding reduction in accumulated other comprehensive loss.
Fair Value of Pension and Postretirement Benefit Plan Assets
The following table presents our plan assets using the fair value hierarchy at February 2, 2013 and January 28, 2012:

	Investment Assets at Fair Value at
SHC Domestic	February 2, 2013
millions	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments	$187	$—	$187	$—
Equity securities:
U.S. companies	848	848	—	—
International companies	138	138	—	—
Registered investment companies	1	1	—	—
Fixed income securities:
Corporate bonds and notes	1,840	—	1,840	—
Sears Holdings Corporation senior secured notes	176	—	176	—
U.S. government and agencies	1	—	1	—
Mortgage-backed and asset-backed	6	—	6	—
Ventures and partnerships	12	—	—	12
Total investment assets at fair value	$3,209	$987	$2,210	$12
Accounts receivable	44
Accounts payable	(32)
Net assets available for plan benefits	$3,221

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	Investment Assets at Fair Value at
SHC Domestic	January 28, 2012
millions	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments	$216	$—	$216	$—
Equity securities:
U.S. companies	1,102	1,102	—	—
International companies	120	120	—	—
Registered investment companies	1	1	—	—
Fixed income securities:
Corporate bonds and notes	2,186	—	2,184	2
Sears Holdings Corporation senior secured notes	203	—	203	—
U.S. government and agencies	39	—	39	—
Mortgage-backed and asset-backed	9	—	9	—
Municipal and foreign government	20	—	20	—
Ventures and partnerships	15	—	—	15
Total investment assets at fair value	$3,911	$1,223	$2,671	$17
Cash	111
Accounts receivable	54
Accounts payable	(25)
Net assets available for plan benefits	$4,051

	Investment Assets at Fair Value at
Sears Canada	February 2, 2013
millions	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments	$67	$—	$67	$—
Equity securities:
U.S. companies	177	177	—	—
International companies	5	5	—	—
Common collective trusts	277	—	277	—
Fixed income securities:
Corporate bonds and notes	613	—	612	1
U.S. government and agencies	1	—	1	—
Mortgage-backed and asset-backed	66	—	7	59
Municipal and foreign government	34	—	34	—
Hedge and pooled equity funds	3	—	—	3
Total investment assets at fair value	$1,243	$182	$998	$63
Cash	42
Refundable deposits	25
Accounts receivable	567
Accounts payable	(560)
Net assets available for plan benefits	$1,317

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	Investment Assets at Fair Value at
Sears Canada	January 28, 2012
millions	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments	$7	$—	$7	$—
Equity securities:
U.S. companies	190	189	1	—
International companies	30	30	—	—
Common collective trusts	306	—	306	—
Fixed income securities:
Corporate bonds and notes	560	—	560	—
U.S. government and agencies	2	—	2	—
Mortgage-backed and asset-backed	73	—	9	64
Municipal and foreign government	57	—	57	—
Hedge and pooled equity funds	16	—	—	16
Total investment assets at fair value	$1,241	$219	$942	$80
Cash	26
Refundable deposits	25
Accounts receivable	484
Accounts payable	(480)
Net assets available for plan benefits	$1,296
Equity securities, which include common and preferred stocks and registered investment companies (mutual funds), are actively traded and valued at the closing price reported in the active market in which the security is traded and are assigned to Level 1.
Common collective trusts are portfolios of underlying investments held by investment managers and are valued at the unit value reported by the investment managers as of the end of each period presented. Collective short-term investment funds are stated at net asset value (NAV) as determined by the investment managers. Investment managers value the underlying investments of the funds at amortized cost, which approximates fair value, and have assigned a Level 2 to the valuation of those investments. Fixed income securities are assigned to Level 2 as they are primarily valued by institutional bid evaluation, which determines the estimated price a dealer would pay for a security and which is developed using proprietary models established by the pricing vendors for this purpose.
Certain corporate and mortgage-backed debt securities are assigned to Level 3 based on the relatively low position in the preferred hierarchy of the pricing source. Valuation of the Plan's non-public limited partnerships requires significant judgment by the general partners due to the absence of quoted market value, inherent lack of liquidity, and the long-term nature of the assets, and may result in fair value measurements that are not indicative of ultimate realizable value. Hedge funds consist of fund-of-funds investments and direct hedge funds and are assigned to Level 3. The fund-of-funds investments are primarily valued using a market approach based on the NAVs calculated by the fund and are not publicly available. Direct hedge funds are primarily valued by each fund's third party administrator based on the valuation of the underlying type of security held and are not publicly available. All hedge fund investments are in the process of being redeemed.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

A rollforward of our Level 3 assets each year is as follows:

SHC Domestic	January 28, 2012 Balance	Net Realized and Unrealized Gains/(Losses)	Purchases	Sales and Settlements	Net Transfers Into/(Out of) Level 3	February 2, 2013 Balance
millions
Fixed income securities:
Corporate bonds and notes	$2	$(2)	$—	$—	$—	$—
Mortgage-backed and asset-backed	—	—	—	—	—	—
Venture and partnerships	15	1	—	(4)	—	12
Total Level 3 investments	$17	$(1)	$—	$(4)	$—	$12

SHC Domestic	January 29, 2011 Balance	Net Realized and Unrealized Losses	Purchases	Sales and Settlements	Net Transfers Into/(Out of) Level 3	January 28, 2012 Balance
millions
Fixed income securities:
Corporate bonds and notes	$—	$—	$2	$—	$—	$2
Mortgage-backed and asset-backed	1	—	—	(1)	—	—
Venture and partnerships	20	(3)	—	(2)	—	15
Total Level 3 investments	$21	$(3)	$2	$(3)	$—	$17

Sears Canada	January 28, 2012 Balance	Net Realized and Unrealized Gains	Purchases	Sales and Settlements	Net Transfers Into/(Out of) Level 3	February 2, 2013 Balance
millions
Fixed income securities:
Corporate bonds and notes	$—	$—	$1	$—	$—	$1
Mortgage-backed and asset-backed	64	5	—	(10)	—	59
Hedge and pooled equity funds	16	—	—	(13)	—	3
Total Level 3 investments	$80	$5	$1	$(23)	$—	$63

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Sears Canada	January 29, 2011 Balance	Net Realized and Unrealized Gains/(Losses)	Purchases	Sales and Settlements	Net Transfers Into/(Out of) Level 3	January 28, 2012 Balance
millions
Fixed income securities:
Corporate bonds and notes	$2	$—	$—	$—	$(2)	$—
Mortgage backed-and asset-backed	69	5	—	(10)	—	64
Hedge and pooled equity funds	113	(3)	—	(94)	—	16
Total Level 3 investments	$184	$2	$—	$(104)	$(2)	$80
NOTE 8—EARNINGS PER SHARE
The following tables set forth the components used to calculate basic and diluted earnings (loss) per share from continuing operations attributable to Holdings' shareholders. Restricted stock awards for 2012 and 2011 were not included in the computation of diluted loss per share from continuing operations attributable to Holdings' shareholders because the effect of their inclusion would have been antidilutive.

millions, except earnings per share	2012	2011	2010
Basic weighted average shares	105.9	106.8	111.5
Dilutive effect of restricted stock and stock options	—	—	0.2
Diluted weighted average shares	105.9	106.8	111.7

Net income (loss) from continuing operations attributable to Holdings' shareholders	$(930)	$(3,113)	$122
Earnings (loss) per share from continuing operations attributable to Holdings' shareholders:
Basic	$(8.78)	$(29.15)	$1.09
Diluted	$(8.78)	$(29.15)	$1.09
NOTE 9—EQUITY
Stock-based Compensation
We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. We recorded $15 million, $14 million and $9 million in total compensation expense relative to stock-based compensation arrangements during 2012, 2011, and 2010, respectively. At February 2, 2013, we had $10 million in total compensation cost related to nonvested awards, which is expected to be recognized over approximately the next three years.
We do not currently have an employee stock option plan and at February 2, 2013, there are no outstanding options.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

We granted restricted stock awards to certain associates. These restricted stock awards typically vest in one to three years from the date of grant, provided the grantee remains employed by us at the vesting date. The fair value of these awards is equal to the market price of our common stock on the date of grant. We do not currently have a broad-based program that provides for restricted stock awards on an annual basis. Changes in restricted stock awards for 2012, 2011, and 2010 were as follows:

	2012		2011		2010
(Shares in thousands)	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant
Beginning of year balance	496	$65.02	313	$74.09	279	$80.73
Granted	175	49.20	386	59.60	176	83.09
Vested	(172)	60.89	(72)	81.55	(110)	103.19
Forfeited	(75)	78.59	(131)	61.62	(32)	81.38
End of year balance	424	$57.72	496	$65.02	313	$74.09

millions	2012	2011	2010
Aggregate fair value of shares granted based on weighted average fair value at date of grant	$9	$23	$15
Aggregate fair value of shares vesting during period	10	5	10
Aggregate fair value of shares forfeited during period	4	8	2
Approximately 205,000 shares of the 424,000 shares of unvested restricted stock outstanding at February 2, 2013 are scheduled to vest during 2013, subject to satisfaction of applicable vesting conditions.
Common Share Repurchase Program
From time to time, we repurchase shares of our common stock under a common share repurchase program authorized by our Board of Directors. The common share repurchase program was initially announced in 2005 with a total authorization since inception of the program of $6.5 billion. During 2012, we repurchased no shares of our common stock under our common share repurchase program. During 2011, we repurchased approximately 2.8 million of our common shares at a total cost of approximately $183 million, or an average price $65.66 per share. During 2010, we repurchased approximately 5.5 million of our common shares at a total cost of approximately $394 million, or an average price of $71.76 per share. At February 2, 2013, we had approximately $504 million of remaining authorization under our common share repurchase program.
The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

 Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	February 2, 2013	January 28, 2012	January 29, 2011
Pension and postretirement adjustments (net of tax of $(443), $(492) and $(480), respectively)	$(1,408)	$(1,575)	$(783)
Cumulative unrealized derivative gain (loss) (net of tax of $0, $0 and $0, respectively)	—	(5)	1
Currency translation adjustments (net of tax of $(39), $(26) and $(7), respectively)	(51)	(29)	3
Accumulated other comprehensive loss	$(1,459)	$(1,609)	$(779)
Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.
Accumulated other comprehensive loss attributable to noncontrolling interests at February 2, 2013, January 28, 2012, and January 29, 2011 was $(64) million, $(9) million and $(4) million, respectively.
Income Tax Expense Allocated to Each Component of Other Comprehensive Income (Loss)
Income tax expense allocated to each component of other comprehensive income (loss) was as follows:

	2012
millions	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments
Experience gain (loss)	$(564)	$1	$(563)
Less: cost of settlements	454	—	454
Less: amortization of prior service cost included in net period pension cost	189	(6)	183
Pension and postretirement adjustments, net of tax	79	(5)	74
Deferred gain on derivatives	5	—	5
Currency translation adjustments	(8)	13	5
Total other comprehensive income	$76	$8	$84

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	2011
millions	Before Tax Amount	Tax Benefit	Net of Tax Amount
Other comprehensive income (loss)
Pension and postretirement adjustments
Experience gain (loss)	$(872)	$14	$(858)
Less: amortization of prior service cost included in net period pension cost	72	(3)	69
Pension and postretirement adjustments, net of tax	(800)	11	(789)
Deferred loss on derivatives	(6)	—	(6)
Currency translation adjustments	(57)	19	(38)
Total other comprehensive income (loss)	$(863)	$30	$(833)

	2010
millions	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments
Experience gain (loss)	$(116)	$51	$(65)
Less: amortization of prior service cost included in net period pension cost	87	(34)	53
Pension and postretirement adjustments, net of tax	(29)	17	(12)
Deferred gain (loss) on derivatives	(15)	6	(9)
Currency translation adjustments	115	(22)	93
Total other comprehensive income	$71	$1	$72

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 10—INCOME TAXES

millions	2012	2011	2010
Income (loss) before income taxes:
U.S.	$(1,226)	$(1,809)	$(157)
Foreign	216	58	323
Total	$(1,010)	$(1,751)	$166

Income tax expense (benefit):
Current:
Federal	$17	$19	$1
State and local	15	—	(7)
Foreign	27	2	110
Total current	59	21	104

Deferred:
Federal	8	1,357	(84)
State and local	(41)	(35)	7
Foreign	18	26	—
Total deferred	(15)	1,348	(77)
Total	$44	$1,369	$27

	2012	2011	2010
Effective tax rate reconciliation:
Federal income tax rate (benefit rate)	(35.0)%	(35.0)%	35.0%
State and local tax (benefit) net of federal tax benefit	(3.0)	(1.3)	0.1
Federal and state valuation allowance	23.5	104.1	—
Tax on separation of Sears Hometown and Outlet Stores, Inc.	10.3	—	—
Nondeductible goodwill impairment	10.2	11.4	—
Tax on partial spin-off of Sears Canada	3.9	—	—
Adjust foreign statutory rates	(3.2)	—	—
Tax credits	(1.0)	(1.5)	(13.0)
Long life land and intangibles	(0.8)	—	—
Resolution of income tax matters	(0.5)	0.7	(9.2)
Canadian repatriation cost on Sears Canada dividend received	0.5	—	5.3
Canadian rate differential on noncontrolling interest	—	—	(0.1)
Other	(0.5)	(0.2)	(1.8)
	4.4%	78.2%	16.3%

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

millions	February 2, 2013	January 28, 2012
Deferred tax assets and liabilities:
Deferred tax assets:
Federal benefit for state and foreign taxes	$151	$151
Accruals and other liabilities	179	188
Capital leases	114	125
NOL carryforwards	722	672
Postretirement benefit plans	78	134
Pension	1,208	818
Deferred revenue	202	236
Credit carryforwards	605	385
Other	163	216
Total deferred tax assets	3,422	2,925
Valuation allowance	(2,743)	(2,268)
Net deferred tax assets	679	657

Deferred tax liabilities:
Trade names/Intangibles	1,071	1,097
Property and equipment	156	166
Inventory	453	378
Other	117	104
Total deferred tax liabilities	1,797	1,745
Net deferred tax liability	$(1,118)	$(1,088)
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
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended February 2, 2013 and January 28, 2012. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.
On the basis of this analysis and the significant negative objective evidence, for the year ended January 28, 2012, a valuation allowance of $2.1 billion was added to record only the portion of the deferred tax asset that more likely than not will be realized. Of the total valuation allowance recorded, $317 million was recorded through other comprehensive income. For the year ended February 2, 2013, $213 million of the valuation allowance increase was recorded through other comprehensive income.
At February 2, 2013 and January 28, 2012, we had a valuation allowance of $2.7 billion and $2.3 billion, respectively, to record only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased, or if the objective negative evidence is in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

At the end of 2012 and 2011, we had a federal and state net operating loss (“NOL”) deferred tax asset of $722 million and $672 million, respectively, which will expire predominately between 2019 and 2033. We have credit carryforwards of $605 million, which will expire between 2015 and 2033.
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
In connection with the taxable spin of approximately 45 percent of the Company's common shares in Sears Canada Inc., the Company incurred a taxable gain of $367 million. The gain primarily relates to the determination that the fair market value of the common shares distributed to the public shareholders exceeded the tax basis of the shares distributed. The amount of taxes otherwise payable resulting from the gain was reduced by utilization of $40 million of net deferred tax assets, primarily NOL carryforwards. As the Company had previously recorded a valuation allowance against these NOL carryforwards, $40 million of the related valuation allowance was released upon their utilization.
Accounting for Uncertainties in Income Taxes
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. We are present in a large number of taxable jurisdictions, and at any point in time, can have audits underway at various stages of completion in any of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by federal, foreign and/or local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the tax provision as appropriate. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. While we do not expect material changes, it is possible that the amount of unrecognized benefit with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months related to the audits described above. At this time, we are not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

	Federal, State, and Foreign Tax
millions	February 2, 2013	January 28, 2012	January 29, 2011
Gross UTB Balance at Beginning of Period	$192	$192	$310
Tax positions related to the current period:
Gross increases	21	22	25
Gross decreases	(8)	(8)	(10)
Tax positions related to prior periods:
Gross increases	—	20	51
Gross decreases	(33)	(19)	(161)
Settlements	(1)	(4)	(13)
Lapse of statute of limitations	(10)	(10)	(10)
Exchange rate fluctuations	—	(1)	—
Gross UTB Balance at End of Period	$161	$192	$192
At the end of 2012, we had gross unrecognized tax benefits of $161 million. Of this amount, $94 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. We expect that our unrecognized tax

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

benefits could decrease up to $30 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At February 2, 2013, the total amount of interest and penalties recognized within the related tax liability in our Consolidated Balance Sheet was $57 million ($39 million net of federal benefit). The total amount of net interest expense recognized in our Consolidated Statement of Operations for 2012 was $2 million.
We file income tax returns in both the United States and various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its examination of Holdings' 2006 through 2009 federal income tax returns, and we are currently working with the IRS appeals division to resolve a single issue arising from these exams. We have resolved all matters arising from prior IRS exams. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2002 through 2010, and Kmart is under examination by such jurisdictions for the years 2003 through 2010.
NOTE 11—REAL ESTATE TRANSACTIONS
Gain on Sales of Assets
We recognized $468 million, $64 million, and $67 million in gains on sales of assets during 2012, 2011, and 2010, respectively. These gains were primarily a function of several large real estate transactions. During 2012, the gain on sales of assets included gains of $386 million recognized in connection with real estate transactions which included a gain of $223 million recognized on the sale of eleven (6 owned and 5 leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds, and a gain of $163 million recognized on the surrender and early termination of the leases on three properties operated by Sears Canada, under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $170 million Canadian in cash proceeds. In connection with these transactions, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in periods ranging from 6 to 23 months from the date of closing. The gain on sales of assets recorded during 2012 also included a gain of $33 million related to the sale of a store operated under The Great Indoors format, one Sears Full-line store, and one Kmart store.
During 2011, the gain on sales of assets included a gain of $33 million recognized on the sale of two stores operated under The Great Indoors format and one Kmart store.
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
Property Acquisitions
During 2012, we purchased one previously leased operating property for $6 million. During 2011, we purchased five previously leased operating properties for $17 million. During 2010, we did not purchase any previously leased operating properties. In the normal course of business, we consider opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash. In addition, we review leases that will expire in the short-term in order to determine the appropriate action to take with respect to them.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 12—GOODWILL AND INTANGIBLE ASSETS

The following summarizes our intangible assets at February 2, 2013 and January 28, 2012, respectively, the amortization expenses recorded for the years then ended, as well as our estimated amortization expense for the next five years and thereafter.

		February 2, 2013		January 28, 2012
millions	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Favorable lease rights	29	$293	$148	$360	$194
Contractual arrangements and customer lists	9	218	188	224	170
Trade names	7	74	71	74	60
		585	407	658	424
Non-amortizing intangible assets:
Trade names		2,703	—	2,703	—
Total		$3,288	$407	$3,361	$424

Annual Amortization Expense
2012	$56
2011	56
2010	60

Estimated Amortization
2013	$29
2014	22
2015	10
2016	8
2017	7
Thereafter	102
Goodwill is the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method. We recorded $1.7 billion in goodwill in connection with the Merger. We recorded $12 million in connection with our acquisition of an additional 3% interest in Sears Canada during 2008.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Changes in the carrying amount of goodwill by segment during years 2011 and 2012 were as follows:

millions	Sears Domestic	Sears Canada	Total
Balance, January 29, 2011:
Goodwill	$1,097	$295	$1,392
2011 activity:
Impairment charges	(551)	—	(551)
Balance, January 28, 2012	546	295	841
2012 activity:
Separation of Sears Hometown and Outlet Stores, Inc.	(167)	—	(167)
Impairment charges	—	(295)	(295)
Balance, February 2, 2013	$379	$—	$379
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
We perform our annual goodwill and intangible impairment test required under accounting standards at the last day of our November accounting period each year, or when an indication of potential impairment exists. The goodwill impairment test involves a two-step process as described in the “Summary of Significant Accounting Policies” in Note 1. The first step is a comparison of each reporting unit's fair value to its carrying value. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss.
After performing the first step of the process, we determined goodwill recorded at reporting units within the Sears Canada segment in 2012 and the Sears Domestic segment in 2011 were potentially impaired. The impairment charge was primarily driven by the combination of lower sales and continued margin pressure coupled with expense increases which led to a decline in our operating profit. After performing the second step of the process, we determined that the total amount of goodwill recorded at these reporting units was impaired and recorded charges of $295 million and $551 million in 2012 and 2011, respectively.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 13—STORE CLOSING CHARGES, SEVERANCE COSTS AND IMPAIRMENTS
Store Closings and Severance
We made the decision to close 48, 74 and 11 stores in our Kmart segment, and 12, 173 and 15 stores in our Sears Domestic segment during 2012, 2011 and 2010, respectively, and changed the format of 22 Essentials/Grands stores in our Sears Domestic segment during 2011. Store closing costs recorded during 2012, 2011 and 2010 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$21	$13	$34	$8	$9	$85
Sears Domestic	14	2	34	(6)	13	57
Sears Canada	—	16	(1)	5	—	20
Total 2012 costs	$35	$31	$67	$7	$22	$162

Kmart	$46	$14	$1	$15	$5	$81
Sears Domestic	84	41	4	31	85	245
Sears Canada	—	18	—	—	—	18
Total 2011 costs	$130	$73	$5	$46	$90	$344

Kmart	$6	$1	$4	$2	$—	$13
Sears Domestic	6	2	2	3	10	23
Total 2010 costs	$12	$3	$6	$5	$10	$36
_____________

(1)	Recorded within Cost of sales, buying and occupancy on the Consolidated Statements of Operations.

(2)
Recorded within Selling and administrative on the Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)
2011 costs include $82 million recorded within impairment charges and $8 million recorded within Depreciation and amortization on the Consolidated Statements of Operations. 2012 and 2010 costs are recorded within Depreciation and amortization on the Consolidated Statements of Operations.

In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that we believe can be realized through sub-leasing the leased space. We do not expect additional charges recorded during 2013 related to stores we made the decision to close in 2012 to be material.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Store closing cost accruals of $193 million and $159 million at February 2, 2013 and January 28, 2012, respectively, were as follows:

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at January 29, 2011	$2	$68	$2	$72
Store closing costs	73	5	46	124
Payments/utilizations	(16)	(9)	(12)	(37)
Balance at January 28, 2012	59	64	36	159
Store closing costs	31	86	7	124
Store closing capital lease obligations	—	9	—	9
Payments/utilizations	(49)	(21)	(29)	(99)
Balance at February 2, 2013	$41	$138	$14	$193
Goodwill
See Note 12 for further information regarding our goodwill impairment charges recorded in 2012 and 2011.
Long-Lived Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, we performed an impairment test of certain of our long-lived assets (principally the value of buildings and other fixed assets associated with our stores) due to events and changes in circumstances during 2012 and 2011 that indicated an impairment might have occurred. The impairment review was triggered by the non-cash charges related to impairment of goodwill balances and establishing a valuation allowance against certain deferred income tax assets as well as a decline in operating performance at certain locations. As a result of this impairment testing, the Company recorded impairment charges of $35 million and $16 million during 2012 and 2011, respectively. The impairment charges recorded during 2012 included a $10 million charge at Kmart and a $25 million charge at Sears Domestic. The impairment charges recorded during 2011 included a $10 million charge at Kmart and a $6 million charge at Sears Domestic.
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
Rental expense for operating leases was as follows:

millions	2012	2011	2010
Minimum rentals	$824	$837	$844
Percentage rentals	17	19	21
Less-Sublease rentals	(47)	(30)	(52)
Total	$794	$826	$813

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Minimum lease obligations, excluding taxes, insurance and other expenses payable directly by us, for leases in effect at February 2, 2013, were as follows:

	Minimum Lease Commitments
millions	Capital	Operating
2013	$113	$720
2014	107	621
2015	94	527
2016	74	422
2017	51	317
Later years	204	1,928
Total minimum lease payments(1)	643	4,535
Less-minimum sublease income		(192)
Net minimum lease payments		$4,343
Less:
Estimated executory costs	(56)
Interest at a weighted average rate of 7.2%	(154)
Capital lease obligations	433
Less current portion of capital lease obligations	(69)
Long-term capital lease obligations	$364
_____________

(1)	Sears Canada: Total operating minimum lease payments of $433 million.
NOTE 15—RELATED PARTY DISCLOSURE
Investment of Surplus Cash
Our Board has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf, other than Mr. Lampert's compensation as our Chief Executive Officer. ESL beneficially owned approximately 55% of our outstanding common stock at March 11, 2013.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Unsecured Commercial Paper
During 2012 and 2011, ESL and its affiliates purchased unsecured commercial paper issued by Sears Roebuck Acceptance Corp. (“SRAC”), an indirect wholly owned subsidiary of Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate, and principal amount outstanding for this commercial paper was 31.6 days, 2.38% and $202 million and 29.2 days, 1.51% and $230 million, respectively, in 2012 and 2011. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2012 was $325 million and the aggregate amount of interest paid by SRAC to ESL during 2012 was $4 million. ESL held $285 million, and $250 million, respectively, in principal amount of commercial paper at February 2, 2013, and January 28, 2012, which included $169 million, and $130 million, respectively, held by Mr. Lampert. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
Senior Secured Notes
In 2011, Mr. Lampert and ESL purchased an aggregate of $95 million of principal amount of the Company’s 6 5/8% Senior Secured Notes due 2018 (the "6 5/8% Notes") and $10 million of principal amount of unsecured notes issued by SRAC and another indirect wholly owned subsidiary of Sears Holdings, Sears DC Corp. (the “Subsidiary Notes”). At February 2, 2013, Mr. Lampert and ESL held an aggregate of $95 million of principal amount of 6 5/8% Notes and $1 million and $2 million, respectively, of principal amount of Subsidiary Notes. At January 28, 2012, Mr. Lampert and ESL held an aggregate of $95 million of principal amount of 6 5/8% Notes and $4 million and $10 million, respectively, of principal amount of Subsidiary Notes.
Trade Receivable Put Agreements
On January 26, 2012, ESL entered into an agreement with a financial institution to acquire from the financial institution an undivided participating interest in a certain percentage of its rights and obligations under trade receivable put agreements that were entered into with certain vendors of the Company. These agreements generally provide that, in the event of a bankruptcy filing by the Company, the financial institution will purchase such vendors’ accounts receivable arising from the sale of goods or services to the Company. ESL may from time to time choose to purchase an 80% undivided participating interest in the rights and obligations primarily arising under future trade receivable put agreements that the financial institution enters into with our vendors during the term of its agreement. The Company is neither a party nor will it become a party to any of these agreements. At February 2, 2013 and January 28, 2012, ESL held a participation interest totaling $234 million and $93 million, respectively, in the financial institution’s agreements relating to the Company.
Sears Canada
ESL owns approximately 28% of the outstanding common shares of Sears Canada.
SHO
Holdings, and certain of its subsidiaries, engage in transactions with SHO pursuant to various agreements with SHO which, among other things, (1) govern the principal transactions relating to the rights offering and certain aspects of our relationship with SHO following the separation, (2) establish terms under which Holdings and certain of its subsidiaries will provide SHO with services, and (3) establish terms pursuant to which Holdings and certain of its subsidiaries will obtain merchandise for SHO. ESL owns approximately 63% of the outstanding common stock of SHO (based on publicly available information as of October 11, 2012).
These agreements were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of the separation. The Company believes that the methods by which costs are allocated are reasonable and are based on prorated estimates of costs expected to be incurred by the Company. A summary of the nature of related party transactions involving SHO is as follows:

•
SHO obtains a significant amount of its merchandise from the Company. We have also entered into certain agreements with SHO to provide logistics, handling, warehouse and transportation services. SHO also pays a royalty related to the sale of Kenmore, Craftsman and DieHard products and fees for participation in the SHOP YOUR WAY program.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

•	SHO receives commissions from the Company for the sale of merchandise made through www.sears.com, extended service agreements, delivery and handling services and credit revenues.

•	The Company provides SHO with shared corporate services. These services include accounting and finance, legal, human resources, information technology and real estate.
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At February 2, 2013, Holdings reported a net amount receivable from SHO of $79 million in the Accounts receivable line of the Consolidated Balance Sheet. Amounts related to the sale of inventory and related services, royalties, and corporate shared services was $513 million, and the net amounts SHO earned related to commissions was $60 million during the period following the separation of SHO from October 12, 2012 through February 2, 2013. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 for further information related to these guarantees.
Also in connection with the separation, the Company entered into an agreement with SHO and the agent under SHO's secured credit facility, whereby the Company committed to continue to provide services to SHO in connection with a realization on the lender's collateral after default under the secured credit facility, notwithstanding SHO's default under the underlying agreement with us, and to provide certain notices and services to the agent, for so long as any obligations remain outstanding under the secured credit facility.
NOTE 16—SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at February 2, 2013 and January 28, 2012 consisted of the following:

millions	February 2, 2013	January 28, 2012
Unearned revenues	$843	$778
Self-insurance reserves	714	743
Other	569	665
Total	$2,126	$2,186
NOTE 17—SUMMARY OF SEGMENT DATA
These reportable segment classifications are based on our business formats, as described in Note 1. The Kmart and Sears Canada formats each represent both an operating and reportable segment. The Sears Domestic reportable segment consists of the aggregation of several business formats. These formats are evaluated by our Chief Operating Decision Maker ("CODM") to make decisions about resource allocation and to assess performance.
On February 1, 2013, Mr. Lampert became Chief Executive Officer in addition to his role as Chairman of the Board. We will assess any potential impact on the business segment information used by our CODM to operate the Company on an ongoing basis.
Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States and Canada. The merchandise and service categories are as follows:

(i)	Hardlines—consists of appliances, consumer electronics, lawn and garden, tools and hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women’s, men’s, kids, footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery and household, pharmacy and drugstore; and

(iv)	Service and Other—includes repair, installation and automotive service and extended contract revenue as well as revenues earned in connection with our agreements with SHO.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services:
Hardlines	$4,486	$11,870	$2,246	$18,602
Apparel and Soft Home	4,588	5,434	1,856	11,878
Food and Drug	5,398	38	—	5,436
Service and Other	95	3,635	208	3,938
Total merchandise sales and services	14,567	20,977	4,310	39,854
Costs and expenses:
Cost of sales, buying and occupancy	11,158	15,107	3,075	29,340
Selling and administrative	3,284	6,184	1,192	10,660
Depreciation and amortization	147	578	105	830
Impairment charges	10	25	295	330
Gain on sales of assets	(37)	(261)	(170)	(468)
Total costs and expenses	14,562	21,633	4,497	40,692
Operating income (loss)	$5	$(656)	$(187)	$(838)
Total assets	$4,304	$12,648	$2,388	$19,340
Capital expenditures	$122	$171	$85	$378

	2011
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services:
Hardlines	$4,765	$13,022	$2,377	$20,164
Apparel and Soft Home	4,723	5,471	2,011	12,205
Food and Drug	5,705	41	—	5,746
Service and Other	92	3,115	245	3,452
Total merchandise sales and services	15,285	21,649	4,633	41,567
Costs and expenses:
Cost of sales, buying and occupancy	11,818	15,849	3,299	30,966
Selling and administrative	3,371	6,042	1,251	10,664
Depreciation and amortization	149	601	103	853
Impairment charges	15	634	—	649
Gain on sales of assets	(34)	(30)	—	(64)
Total costs and expenses	15,319	23,096	4,653	43,068
Operating loss	$(34)	$(1,447)	$(20)	$(1,501)
Total assets	$4,548	$13,913	$2,920	$21,381
Capital expenditures	$118	$225	$89	$432

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	2010
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services:
Hardlines	$4,879	$13,692	$2,440	$21,011
Apparel and Soft Home	4,809	5,454	2,088	12,351
Food and Drug	5,810	38	—	5,848
Service and Other	95	3,091	268	3,454
Total merchandise sales and services	15,593	22,275	4,796	42,664
Costs and expenses:
Cost of sales, buying and occupancy	11,757	15,910	3,333	31,000
Selling and administrative	3,341	5,940	1,144	10,425
Depreciation and amortization	149	620	100	869
Gain on sales of assets	(7)	(46)	(14)	(67)
Total costs and expenses	15,240	22,424	4,563	42,227
Operating income (loss)	$353	$(149)	$233	$437
Total assets	$6,085	$15,299	$2,976	$24,360
Capital expenditures	$153	$216	$57	$426

NOTE 18—LEGAL PROCEEDINGS
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
NOTE 19—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2012
millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,270	$9,467	$8,857	$12,260
Cost of sales, buying and occupancy	6,703	6,936	6,604	9,097
Selling and administrative	2,445	2,437	2,496	3,282
Net income (loss) from continuing operations attributable to Holdings' shareholders	189	(132)	(498)	(489)
Basic net income (loss) per share from continuing operations attributable to Holdings' shareholders	1.78	(1.25)	(4.70)	(4.61)
Diluted net income (loss) per share from continuing operations attributable to Holdings' shareholders	1.78	(1.25)	(4.70)	(4.61)

	2011
millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,540	$10,138	$9,405	$12,484
Cost of sales, buying and occupancy	6,996	7,537	7,011	9,422
Selling and administrative	2,507	2,601	2,635	2,921
Net loss from continuing operations attributable to Holdings' shareholders	(165)	(152)	(410)	(2,386)
Basic net loss per share from continuing operations attributable to Holdings' shareholders	(1.53)	(1.42)	(3.85)	(22.47)
Diluted net loss per share from continuing operations attributable to Holdings' shareholders	(1.53)	(1.42)	(3.85)	(22.47)
Earnings (loss) per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.
NOTE 20—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At February 2, 2013, the principal amount outstanding of the Company’s 6 5/8% senior secured notes due 2018 was $1.24 billion. These notes were issued in 2010 by Sears Holdings Corporation (“Parent”). The 6 5/8% Notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by Sears Holdings Management Corporation and SRAC (the “guarantor subsidiaries”). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at February 2, 2013 and January 28, 2012, and the Condensed Consolidating Statements of Operations, the Consolidating Statements of Comprehensive Income (Loss) and the Condensed Consolidating Statements of Cash flows for 2012, 2011 and 2010 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
The following condensed consolidated financial statements had total assets and total liabilities of approximately $650 million and $115 million, respectively, at January 28, 2012 attributable to SHO. Merchandise

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

sales and services included revenues of $1.7 billion, $2.3 billion and $2.3 billion from SHO for 2012, 2011 and 2010, respectively. Net income (loss) attributable to Holdings' shareholders included net income of approximately $51 million, $33 million and $50 million from SHO for 2012, 2011 and 2010, respectively. The financial information for SHO is reflected within the guarantor subsidiaries balances for these periods. The condensed consolidated financial information as of and for the periods ended February 2, 2013 reflect the effects of the separation of SHO.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

 Condensed Consolidating Balance Sheet
February 2, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$320	$289	$—	$609
Intercompany receivables	—	—	25,553	(25,553)	—
Accounts receivable	—	506	129	—	635
Merchandise inventories	—	6,709	849	—	7,558
Prepaid expenses and other current assets	92	970	461	(1,060)	463
Total current assets	92	8,505	27,281	(26,613)	9,265
Total property and equipment, net	—	4,412	1,641	—	6,053
Goodwill and intangible assets	—	968	2,292	—	3,260
Other assets	17	223	3,147	(2,625)	762
Investment in subsidiaries	16,413	24,988	—	(41,401)	—
TOTAL ASSETS	$16,522	$39,096	$34,361	$(70,639)	$19,340
Current liabilities
Short-term borrowings	$—	$1,094	$—	$—	$1,094
Current portion of long-term debt and capitalized lease obligations	—	66	17	—	83
Merchandise payables	—	2,392	369	—	2,761
Intercompany payables	12,594	12,959	—	(25,553)	—
Short-term deferred tax liabilities	3	412	—	(33)	382
Other current liabilities	26	2,640	2,455	(1,027)	4,094
Total current liabilities	12,623	19,563	2,841	(26,613)	8,414
Long-term debt and capitalized lease obligations	1,237	3,081	135	(2,510)	1,943
Pension and postretirement benefits	—	2,310	420	—	2,730
Long-term deferred tax liabilities	—	—	914	41	955
Other long-term liabilities	—	861	1,513	(248)	2,126
Total Liabilities	13,860	25,815	5,823	(29,330)	16,168
EQUITY
Shareholder’s equity	2,662	13,281	28,538	(41,726)	2,755
Noncontrolling interest	—	—	—	417	417
Total Equity	2,662	13,281	28,538	(41,309)	3,172
TOTAL LIABILITIES AND EQUITY	$16,522	$39,096	$34,361	$(70,639)	$19,340

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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations
For the Year Ended February 2, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$35,417	$8,032	$(3,595)	$39,854
Cost of sales, buying and occupancy	—	26,531	4,619	(1,810)	29,340
Selling and administrative	2	10,054	2,389	(1,785)	10,660
Depreciation and amortization	—	634	196	—	830
Impairment charges	—	35	295	—	330
Gain on sales of assets	—	(298)	(170)	—	(468)
Total costs and expenses	2	36,956	7,329	(3,595)	40,692
Operating income (loss)	(2)	(1,539)	703	—	(838)
Interest expense	(227)	(391)	(107)	458	(267)
Interest and investment income	—	43	509	(458)	94
Other income	—	—	1	—	1
Income (loss) from continuing operations before income taxes	(229)	(1,887)	1,106	—	(1,010)
Income tax (expense) benefit	89	527	(660)	—	(44)
Equity in earnings in subsidiaries	(914)	65	—	849	—
Net income (loss)	(1,054)	(1,295)	446	849	(1,054)
Loss attributable to noncontrolling interests	—	—	—	124	124
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(1,054)	$(1,295)	$446	$973	$(930)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations
For the Year Ended January 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$36,714	$8,354	$(3,501)	$41,567
Cost of sales, buying and occupancy	—	27,850	4,862	(1,746)	30,966
Selling and administrative	2	9,926	2,491	(1,755)	10,664
Depreciation and amortization	—	680	173	—	853
Impairment charges	—	649	—	—	649
Gain on sales of assets	—	(63)	(1)	—	(64)
Total costs and expenses	2	39,042	7,525	(3,501)	43,068
Operating income (loss)	(2)	(2,328)	829	—	(1,501)
Interest expense	(224)	(388)	(112)	435	(289)
Interest and investment income	—	41	435	(435)	41
Other loss	—	—	(2)	—	(2)
Income (loss) from continuing operations before income taxes	(226)	(2,675)	1,150	—	(1,751)
Income tax (expense) benefit	43	(785)	(627)	—	(1,369)
Equity in earnings in subsidiaries	(2,964)	151	—	2,813	—
Income (loss) from continuing operations	(3,147)	(3,309)	523	2,813	(3,120)
Loss from discontinued operations, net of tax	—	—	(27)	—	(27)
Net income (loss)	(3,147)	(3,309)	496	2,813	(3,147)
Loss attributable to noncontrolling interests	—	—	—	7	7
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(3,147)	$(3,309)	$496	$2,820	$(3,140)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations
For the Year Ended January 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$37,587	$8,573	$(3,496)	$42,664
Cost of sales, buying and occupancy	—	27,877	4,830	(1,707)	31,000
Selling and administrative	2	9,794	2,418	(1,789)	10,425
Depreciation and amortization	—	694	175	—	869
Gain on sales of assets	—	(52)	(15)	—	(67)
Total costs and expenses	2	38,313	7,408	(3,496)	42,227
Operating income (loss)	(2)	(726)	1,165	—	437
Interest expense	(166)	(429)	(113)	415	(293)
Interest and investment income	—	38	413	(415)	36
Other income (loss)	1	1	(16)	—	(14)
Income (loss) from continuing operations before income taxes	(167)	(1,116)	1,449	—	166
Income tax (expense) benefit	58	422	(507)	—	(27)
Equity in earnings in subsidiaries	259	567	—	(826)	—
Income (loss) from continuing operations	150	(127)	942	(826)	139
Income from discontinued operations, net of tax	—	—	11	—	11
Net income (loss)	150	(127)	953	(826)	150
Income attributable to noncontrolling interests	—	—	—	(17)	(17)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$150	$(127)	$953	$(843)	$133

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended February 2, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,054)	$(1,295)	$446	$849	$(1,054)
Other comprehensive income:
Pension and postretirement adjustments, net of tax	—	60	14	—	74
Deferred gain on derivatives, net of tax	5	—	—	—	5
Currency translation adjustments, net of tax	6	—	(1)	—	5
Unrealized net gain (loss), net of tax	—	(270)	177	93	—
Total other comprehensive income	11	(210)	190	93	84
Comprehensive income (loss)	(1,043)	(1,505)	636	942	(970)
Comprehensive income attributable to noncontrolling interest	—	—	—	124	124
Comprehensive income (loss) attributable to Holdings’ shareholders	$(1,043)	$(1,505)	$636	$1,066	$(846)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended January 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(3,147)	$(3,309)	$496	$2,813	$(3,147)
Other comprehensive loss:
Pension and postretirement adjustments, net of tax	—	(750)	(39)	—	(789)
Deferred loss on derivatives, net of tax	(6)	—	—	—	(6)
Currency translation adjustments, net of tax	—	—	(38)	—	(38)
Unrealized net gain (loss), net of tax	—	320	(320)	—	—
Total other comprehensive loss	(6)	(430)	(397)	—	(833)
Comprehensive income (loss)	(3,153)	(3,739)	99	2,813	(3,980)
Comprehensive loss attributable to noncontrolling interest	—	—	—	12	12
Comprehensive income (loss) attributable to Holdings’ shareholders	$(3,153)	$(3,739)	$99	$2,825	$(3,968)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended January 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$150	$(127)	$953	$(826)	$150
Other comprehensive income (loss):
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended February 2, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(1,356)	$1,053	$—	$(303)
Proceeds from sales of property and investments	—	353	179	—	532
Net increase in investments and restricted cash	—	—	37	—	37
Purchases of property and equipment	—	(293)	(85)	—	(378)
Net investing with Affiliates	—	—	(236)	236	—
Net cash provided by (used in) investing activities	—	60	(105)	236	191
Proceeds from debt issuances	—	—	5	—	5
Repayments of long-term debt	—	(214)	(121)	—	(335)
Increase in short-term borrowings, primarily 90 days or less	—	(81)	—	—	(81)
Sears Hometown and Outlet Stores, Inc. pre-separation funding	—	100	—	—	100
Intercompany dividend	100	(100)	—	—	—
Proceeds from the sale of Sears Hometown and Outlet Stores, Inc.	347	—	—	—	347
Debt issuance costs	—	(3)	—	—	(3)
Purchase of Sears Canada shares	—	—	(10)	—	(10)
Sears Canada dividend paid to minority shareholders	—	52	(102)	—	(50)
Net borrowing with Affiliates	(447)	1,526	(843)	(236)	—
Net cash provided by (used in) financing activities	—	1,280	(1,071)	(236)	(27)
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(16)	(122)	—	(138)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	336	411	—	747
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$320	$289	$—	$609

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended January 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities – continuing operations	$—	$(1,506)	$1,199	$—	$(307)
Net cash provided by operating activities – discontinued operations	—	—	32	—	32
Net cash provided by (used in) operating activities	—	(1,506)	1,231	—	(275)
Proceeds from sales of property and investments	—	72	—	—	72
Net increase in investments and restricted cash	—	—	8	—	8
Purchases of property and equipment	—	(342)	(90)	—	(432)
Net investing with Affiliates	—	—	(275)	275	—
Net cash used in investing activities – continuing operations	—	(270)	(357)	275	(352)
Net cash provided by investing activities – discontinued operations	—	—	43	—	43
Net cash used in investing activities	—	(270)	(314)	275	(309)
Proceeds from debt issuances	—	—	104	—	104
Repayments of long-term debt	—	(481)	(130)	—	(611)
Increase in short-term borrowings, primarily 90 days or less	—	815	—	—	815
Debt issuance costs	—	(35)	—	—	(35)
Purchase of Sears Canada shares	—	—	(43)	—	(43)
Purchase of treasury stock	—	(183)	—	—	(183)
Net borrowing with Affiliates	(140)	1,190	(775)	(275)	—
Net cash provided by (used in) financing activities – continuing operations	(140)	1,306	(844)	(275)	47
Net cash provided by (used in) financing activities – discontinued operations	—	28	(103)	—	(75)
Net cash provided by (used in) financing activities	(140)	1,334	(947)	(275)	(28)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(140)	(442)	(30)	—	(612)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	140	778	441	—	1,359
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$336	$411	$—	$747

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended January 29, 2011

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities – continuing operations	$—	$(1,115)	$1,192	$—	$77
Net cash provided by operating activities – discontinued operations	—	—	46	—	46
Net cash provided by (used in) operating activities	—	(1,115)	1,238	—	123
Proceeds from sales of property and investments	—	16	19	—	35
Net (decrease) increase in investments and restricted cash	—	3	(3)	—	—
Purchases of property and equipment	—	(369)	(57)	—	(426)
Net investing with Affiliates	—	—	(288)	288	—
Net cash used in investing activities – continuing operations	—	(350)	(329)	288	(391)
Net cash used in investing activities – discontinued operations	—	—	(15)	—	(15)
Net cash used in investing activities	—	(350)	(344)	288	(406)
Proceeds from debt issuances	1,246	—	107	—	1,353
Repayments of long-term debt	—	(51)	(307)	—	(358)
Increase in short-term borrowings, primarily 90 days or less	—	35	—	—	35
Debt issuance costs	—	(18)	(10)	—	(28)
Purchase of Sears Canada shares	—	(560)	(43)	—	(603)
Sears Canada dividends paid to minority shareholders	—	639	(708)		(69)
Purchase of treasury stock	—	(394)	—	—	(394)
Net borrowing with Affiliates	(1,106)	2,207	(813)	(288)	—
Net cash provided by (used in) financing activities – continuing operations	140	1,858	(1,774)	(288)	(64)
Net cash provided by (used in) financing activities – discontinued operations	—	15	(46)	—	(31)
Net cash provided by (used in) financing activities	140	1,873	(1,820)	(288)	(95)
Effect of exchange rate changes on cash and cash equivalents	—	—	57	—	57
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	140	408	(869)	—	(321)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	370	1,310	—	1,680
CASH AND CASH EQUIVALENTS, END OF YEAR	$140	$778	$441	$—	$1,359

Sears Holdings Corporation
Schedule II-Valuation and Qualifying Accounts
Years 2012, 2011 and 2010

millions	Balance at beginning of period	Additions charged to costs and expenses	(Deductions)	Balance at end of period

Allowance for Doubtful Accounts(1):
2012	$28	$5	$(5)	$28
2011	35	1	(8)	28
2010	38	7	(10)	35

Allowance for Deferred Tax Assets(2):
2012	2,268	531	(56)	2,743
2011	153	2,118	(3)	2,268
2010	131	27	(5)	153
__________________

(1)	Charges to the account are for the purposes for which the reserves were created.

(2)
At the end of 2011 we had a federal and state net operating loss (“NOL”) deferred tax asset of $672 million and a valuation allowance of $2,268 million. In 2012, there was a net increase to the federal and state NOL deferred tax asset of $50 million, bringing the ending balance to $722 million. The increase in NOLs resulted from federal utilization and state NOL expirations, netted against additional state losses incurred during 2012. The valuation allowance increased to $2,743 million at the end of 2012. Included in the 2012 increase was $213 million recorded to other accumulated comprehensive income for minimum pension adjustments. Additional valuation allowances for federal and state were created against expiring state NOLs and other deferred assets, and were netted against state valuation allowance reversals due to expiring state NOLs and federal utilization of NOLs.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Sears Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company's internal control over financial reporting at February 2, 2013. In making its assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The assessment included the documentation and understanding of the Company's internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.
Based on this evaluation, management concluded that, at February 2, 2013, the Company's internal control over financial reporting is effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles.
Deloitte & Touche LLP, independent registered public accounting firm, has reported on the effectiveness of the Company's internal control over financial reporting at February 2, 2013, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Sears Holdings Corporation
Hoffman Estates, Illinois
We have audited the accompanying consolidated balance sheets of Sears Holdings Corporation and subsidiaries (the “Company”) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended February 2, 2013. Our audits also included the consolidated financial statement schedule listed in the Index at Item 8. We also have audited the Company's internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Sears Holdings Corporation and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting at

February 2, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As disclosed in Note 1 to the Consolidated Financial Statements, the Company completed the spin-off of Orchard Supply Hardware Stores Corporation during 2011.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
March 19, 2013

SEARS HOLDINGS CORPORATION

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

Item 9B.	Other Information

On March 18, 2013, the Compensation Committee of Holdings' Board of Directors (the “Board”) and the Board, with Edward S. Lampert recusing himself, approved the terms of an offer letter with Mr. Lampert under which he will continue to serve as the Company's Chief Executive Officer. Under the offer letter, Mr. Lampert will be paid an annual base salary of $1, effective as of February 1, 2013, the date on which Mr. Lampert began to serve as our Chief Executive Officer. In addition, during each of the first three years of Mr. Lampert's service as our Chief Executive Officer, Mr. Lampert will (1) participate in the Company's Annual Incentive Plan, with a target incentive opportunity of $2,000,000, payouts under which (if any) may be paid, at Mr. Lampert's election, in cash or in common stock of Holdings, and (2) receive Holdings common stock with value of $4,500,000 per annum, payable in equal monthly installments subject to his continued service as Chief Executive Officer. The number of shares issued to Mr. Lampert will be based on the value of Holdings' common stock on March 18, 2013 for shares issued through January 31, 2014, and on the February 1st of each successive 12-month period of his employment. To the extent there is not a sufficient number of shares available under the Company's equity plans to make any award contemplated under Mr. Lampert's offer letter, Mr. Lampert will be entitled to receive compensation of substantially equivalent economic value in such form as the Company and Mr. Lampert agree upon. Mr. Lampert's primary place of employment will be located in the Miami, Florida metropolitan area. He is not eligible to participate in the Company's long-term incentive programs. Mr. Lampert is not entitled to severance benefits if his employment with the Company is terminated for any reason, and has not entered into a severance agreement with the Company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by Item 10 with respect to directors, the audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings “Item 1. Election of Directors,” “Committees of the Board of Directors,” “Director Independence” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement for our annual meeting of stockholders to be held on May 1, 2013 (the “2013 Proxy Statement.”) and is incorporated herein by reference.
The information required by this Item 10 regarding the Company's executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.
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
Information regarding executive and director compensation is incorporated by reference to the material under the headings “Executive Compensation,” “Compensation of Directors,” and “Compensation Committee Report” of the 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Amount and Nature of Beneficial Ownership” of the 2013 Proxy Statement.

See also “Equity Compensation Plan Information” in Item 5 of this Report for a discussion of securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings “Certain Relationships and Transactions,” “Review and Approval of Transactions with Related Persons” and “Corporate Governance” of the 2013 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading “Independent Registered Public Accounting Firm Fees” of the 2013 Proxy Statement.

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

(b)	Exhibits
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
Date: March 19, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

	* EDWARD S. LAMPERT	Director, Chairman of the Board of Directors, and Chief Executive Officer (principal executive officer)	March 19, 2013
Edward S. Lampert

	* ROBERT A. SCHRIESHEIM	Executive Vice President and Chief Financial Officer (principal financial officer)	March 19, 2013
Robert A. Schriesheim

	* ROBERT A. RIECKER	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 19, 2013
Robert A. Riecker

	* LOUIS J. D'AMBROSIO	Director	March 19, 2013
Louis J. D'Ambrosio

	* PAUL G. DEPODESTA	Director	March 19, 2013
Paul G. DePodesta

	* WILLIAM C. KUNKLER, III	Director	March 19, 2013
William C. Kunkler, III

	* STEVEN T. MNUCHIN	Director	March 19, 2013
Steven T. Mnuchin

	* ANN N. REESE	Director	March 19, 2013
Ann N. Reese

	* EMILY SCOTT	Director	March 19, 2013
Emily Scott

	* THOMAS J. TISCH	Director	March 19, 2013
Thomas J. Tisch

By	/S/ ROBERT A. RIECKER
* Robert A. Riecker
Individually and as Attorney-in-fact

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, dated December 2, 2009, filed on December 4, 2009 (File No. 000-51217)).

4.1	Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

4.2
Indenture, dated as of October 12, 2010, among Sears Holdings Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

4.3
Security Agreement, dated as of October 12, 2010, among Sears Holdings Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

4.4
Intercreditor Agreement, dated as of October 12, 2010, among Bank of America, N.A., Wells Fargo Retail Finance, LLC and General Electric Capital Corporation, as ABL Agents, and Wells Fargo Bank, National Association, as Second Lien Agent (incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

4.5
Registration Rights Agreement, dated as of October 12, 2010, by and among Sears Holdings Corporation and the guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.4 to Registrant's Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

4.6
Registration Rights Agreement, dated as of October 12, 2010, by and among Sears Holdings Corporation and the guarantors party thereto, Sears Holdings Corporation Investment Committee on behalf of the Sears Holdings Pension Plan and Sears Holdings Pension Trust (incorporated by reference to Exhibit 4.5 to Registrant's Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

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

10.4
Second Amended and Restated Credit Agreement, dated as of April 8, 2011, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the lenders party thereto, Wells Fargo Bank, National Association and General Electric Capital Corporation, as Co-Collateral Agents, Wells Fargo Capital Finance, LLC and General Electric Capital Corporation, as Co-Syndication Agents, Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc. as Co-Documentation Agents, and Bank of America, N.A. as Agent, Co-Collateral Agent and Swingline Lender (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (File No. 000-51217)). (1)

10.5
Second Amended and Restated Guarantee and Collateral Agreement, dated as of April 8, 2011, among Sears Holdings Corporation, Sears, Roebuck and Co., Sears Roebuck Acceptance Corp., Kmart Holding Corporation, Kmart Corporation and certain of their respective subsidiaries, as Grantors, and Bank of America, N.A., Wells Fargo Bank, National Association and General Electric Capital Corporation, as Co-Collateral Agents (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (File No. 000-51217)).

10.6
Purchase, Sale and Servicing Transfer Agreement, dated as of July 15, 2003, by and among Sears, Roebuck and Co., certain subsidiaries of Sears, Roebuck and Co. and Citicorp (incorporated by reference to Exhibit 10.1 to Sears, Roebuck and Co.'s Current Report on Form 8-K, dated July 15, 2003, filed on July 17, 2003 (File No. 1-416)).

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

10.10
Sears Holdings Corporation Director Compensation Program, as amended (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010 (File No. 000-51217)).**

10.11	Sears Holdings Corporation 2006 Stock Plan, as amended (incorporated by reference to Appendix C to Registrant's Proxy Statement dated March 15, 2006 (File No. 00051217)).**

10.12
Sears Holdings Corporation Umbrella Incentive Program (Amended and Restated Effective March 7, 2012) (incorporated by reference to Appendix A to Registrant's Proxy Statement dated March 16, 2012 (File No. 000-51217)).**

10.13
Form of Sears Holdings Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.44 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (the “2006 10-K”)) (File No. 000-51217).**

10.14
Form of Sears Holdings Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (the “2009 10-K”))**

10.15
Form of Sears Holdings Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011(File No. 000-51217)).**

10.16
Form of Cash Right - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (the “2011 10-K”)).**

10.17
Form of Cash Award - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated September 28, 2012, filed on September 28, 2012 (File No. 000-51217)).**

10.18
Form of Cash Award - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated November 30, 2012, filed on November 30, 2012 (File No. 000-51217)).**

10.19	Form of LTIP Award Agreement (incorporated by reference to Exhibit 10.45 to the 2006 10-K) (File No. 000-51217).**

10.20
Sears Holdings Corporation 2010 Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010 (File No. 000-51217)).**

10.21
Sears Holdings Corporation Long-Term Incentive Program, effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (File No. 000-51217)).**

10.22
2012 Additional Definitions under the Sears Holdings Corporation Long-Term Incentive Program (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K, dated September 15, 2012, filed on September 20, 2012 (File No. 000-51217)).**

10.23
2013 Additional Definitions under Sears Holdings Corporation Long-Term Incentive Program (Amended and Restated Effective February 12, 2013) (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K, dated February 12, 2013, filed on February 19, 2013 (File No. 000-51217)).**

10.24
Sears Holdings Corporation Cash Long-Term Incentive Plan (Effective February 12, 2013) (incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K, dated February 12, 2013, filed on February 19, 2013 (File No. 000-51217)).**

10.25
Sears Holdings Corporation Annual Incentive Plan, Amended and Restated Effective March 7, 2012 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012 (File No. 000-51217)).**

10.26
2012 Additional Definitions Under Sears Holdings Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012 (File No. 000-51217)).**

10.27
Sears Holdings Corporation Annual Incentive Plan (Amended and Restated Effective February 12, 2013) (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated February 12, 2013, filed on February 19, 2013 (File No. 000-51217)).**

10.28
2013 Additional Definitions under Sears Holdings Corporation Annual Incentive Plan (Amended and Restated Effective February 12, 2013) (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K, dated February 12, 2013, filed on February 19, 2013 (File No. 000-51217)).**

10.29	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.26 to the 2011 10-K).**

*10.30	Form of letter from Registrant to Edward S. Lampert relating to employment dated March 18, 2013.**

10.31
Letter from Registrant to Louis J. D'Ambrosio relating to employment dated February 23, 2011 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated February 23, 2011, filed on February 25, 2011 (File No. 000-51217)).**

*10.32	Letter Agreement between Registrant and Louis J. D'Ambrosio dated January 7, 2013 and amendment thereto dated January 14, 2013.**

10.33	Letter from Registrant to Ronald D. Boire relating to employment dated February 10, 2012 (incorporated by reference to Exhibit 10.38 to the 2011 10-K).**

10.34
Executive Severance Agreement, dated and effective as of January 8, 2012, between Sears Holdings Corporation and its affiliates and subsidiaries and Ronald D. Boire (incorporated by reference to Exhibit 10.39 to the 2011 10-K).**(1)

*10.35	Letter from Registrant to Imran Jooma relating to employment dated December 20, 2011.**

*10.36	Letter from Registrant to Imran Jooma relating to employment dated February 5, 2013.**

10.37
Letter from Registrant to Robert A. Schriesheim relating to employment dated August 15, 2011 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011(File No. 000-51217)).**

10.38
Executive Severance Agreement, dated and effective as of August 16, 2011, between Sears Holdings Corporation and its affiliates and subsidiaries and Robert A. Schriesheim (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011(File No. 000-51217)).**(1)

10.39
Letter from Registrant to Dane A. Drobny relating to employment dated April 30, 2010 (incorporated by reference to Exhibit 10.38 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2011).**

*10.40	Letter from Registrant to Dane A. Drobny relating to employment dated February 5, 2013.**

*12.11	Computation of ratio of earnings to fixed charges for Registrant and consolidated subsidiaries.

*21.11	Subsidiaries of the Registrant.

*23.11	Consent of Deloitte & Touche LLP.

*24.11	Powers of Attorney of certain officers and directors of Registrant.

*31.111	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.211	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.11	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.11
The following financial information from the Annual Report on Form 10-K for the year ended February 2, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations for the years ended February 2, 2013, January 28, 2012 and January 29, 2011; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended February 2, 2013, January 28, 2012 and January 29, 2011; (iii) the Consolidated Balance Sheets at February 2, 2013 and January 28, 2012; (iv) the Consolidated Statements of Cash Flows for the years ended February 2, 2013, January 28, 2012 and January 29, 2011; (v) the Consolidated Statements of Equity for the years ended February 2, 2013, January 28, 2012 and January 29, 2011; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

__________________

*	Filed herewith

**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

(1)	Confidential treatment was granted as to omitted portions of this Exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.

E-4