Form 10-Q
period 2013-05-04
SEARS HOLDINGS CORP
filed 2013-05-24
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 4, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (847) 286-2500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes    ☐            No    ☒
As of May 17, 2013, the registrant had 106,407,219 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended May 4, 2013 and April 28, 2012

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended
millions, except per share data	May 4, 2013	April 28, 2012
REVENUES
Merchandise sales and services	$8,452	$9,270
COSTS AND EXPENSES
Cost of sales, buying and occupancy	6,296	6,703
Selling and administrative	2,218	2,445
Depreciation and amortization	191	202
Impairment charges	8	—
Gain on sales of assets	(14)	(395)
Total costs and expenses	8,699	8,955
Operating income (loss)	(247)	315
Interest expense	(61)	(66)
Interest and investment income	7	12
Income (loss) before income taxes	(301)	261
Income tax (expense) benefit	9	(67)
Net income (loss)	(292)	194
(Income) loss attributable to noncontrolling interests	13	(5)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(279)	$189
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic earnings (loss) per share	$(2.63)	$1.78
Diluted earnings (loss) per share	$(2.63)	$1.78
Basic weighted average common shares outstanding	106.0	105.9
Diluted weighted average common shares outstanding	106.0	106.1

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	13 Weeks Ended
millions	May 4, 2013	April 28, 2012
Net income (loss)	$(292)	$194
Other comprehensive income
Pension and postretirement adjustments, net of tax	46	46
Deferred gain on derivatives, net of tax	—	2
Currency translation adjustments, net of tax	(7)	(6)
Total other comprehensive income	39	42
Comprehensive income (loss)	(253)	236
Comprehensive (income) loss attributable to noncontrolling interests	14	(6)
Comprehensive income (loss) attributable to Holdings’ shareholders	$(239)	$230
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets

	(Unaudited)
millions	May 4, 2013	April 28, 2012	February 2, 2013
ASSETS
Current assets
Cash and cash equivalents	$471	$777	$609
Restricted cash	10	7	9
Accounts receivable	608	644	635
Merchandise inventories	7,900	8,817	7,558
Prepaid expenses and other current assets	462	383	454
Total current assets	9,451	10,628	9,265
Property and equipment, net	5,910	6,436	6,053
Goodwill	379	841	379
Trade names and other intangible assets	2,871	2,922	2,881
Other assets	785	780	762
TOTAL ASSETS	$19,396	$21,607	$19,340
LIABILITIES
Current liabilities
Short-term borrowings(1)	$1,754	$1,103	$1,094
Current portion of long-term debt and capitalized lease obligations	72	151	83
Merchandise payables	2,862	3,258	2,761
Other current liabilities	2,403	2,885	2,683
Unearned revenues	922	961	931
Other taxes	440	511	480
Short-term deferred tax liabilities	382	518	382
Total current liabilities	8,835	9,387	8,414
Long-term debt and capitalized lease obligations(2)	1,929	1,975	1,943
Pension and postretirement benefits	2,638	2,666	2,730
Other long-term liabilities	2,107	2,134	2,126
Long-term deferred tax liabilities	966	867	955
Total Liabilities	16,475	17,029	16,168
Commitments and contingencies
EQUITY
Total Equity	2,921	4,578	3,172
TOTAL LIABILITIES AND EQUITY	$19,396	$21,607	$19,340
(1) Includes $305 million, $225 million and $285 million at May 4, 2013, April 28, 2012 and February 2, 2013, respectively, of unsecured commercial paper held by ESL and its affiliates.
(2) Includes $95 million of senior secured notes and $3 million of subsidiary notes held by ESL and its affiliates at both May 4, 2013 and February 2, 2013. Includes $95 million of senior secured notes and $4 million of subsidiary notes held by ESL and its affiliates at April 28, 2012.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
millions	May 4, 2013	April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(292)	$194
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	191	202
Impairment charges	8	—
Gain on sales of assets	(14)	(395)
Pension and postretirement plan contributions	(89)	(86)
Settlement of Canadian dollar hedges	—	(17)
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(1)	72
Merchandise inventories	(350)	(394)
Merchandise payables	105	338
Income and other taxes	(60)	(8)
Mark-to-market adjustments and settlements on Sears Canada U.S. dollar collar contracts	—	(1)
Other operating assets	18	19
Other operating liabilities	(229)	17
Net cash used in operating activities	(713)	(59)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	5	446
Net (increase) decrease in investments and restricted cash	(1)	1
Purchases of property and equipment	(60)	(80)
Net cash provided by (used in) investing activities	(56)	367
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	1	1
Repayments of long-term debt	(28)	(211)
Increase (decrease) in short-term borrowings, primarily 90 days or less	660	(72)
Purchase of Sears Canada shares	—	(3)
Net cash provided by (used in) financing activities	633	(285)
Effect of exchange rate changes on cash and cash equivalents	(2)	7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(138)	30
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	609	747
CASH AND CASH EQUIVALENTS, END OF PERIOD	$471	$777
Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$16	$1
Cash interest paid	68	71
Unpaid liability to acquire equipment and software	26	38
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Equity
(Unaudited)

	Equity Attributable to Holdings’ Shareholders
millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 28, 2012	106	$1	$(5,981)	$10,005	$1,865	$(1,609)	$60	$4,341
Comprehensive income
Net income	—	—	—	—	189	—	5	194
Pension and postretirement adjustments, net of tax	—	—	—	—	—	45	1	46
Deferred gain on derivatives, net of tax	—	—	—	—	—	2	—	2
Currency translation adjustments, net of tax	—	—	—	—	—	(6)	—	(6)
Total Comprehensive Income								236
Stock awards	—	—	9	(6)	—	—	—	3
Purchase of Sears Canada shares	—	—	—	(1)	—	—	(2)	(3)
Associate stock purchase	—	—	1	—	—	—	—	1
Balance at April 28, 2012	106	$1	$(5,971)	$9,998	$2,054	$(1,568)	$64	$4,578
Balance at February 2, 2013	106	$1	$(5,970)	$9,298	$885	$(1,459)	$417	$3,172
Comprehensive loss
Net loss	—	—	—	—	(279)	—	(13)	(292)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	44	2	46
Currency translation adjustments, net of tax	—	—	—	—	—	(4)	(3)	(7)
Total Comprehensive Loss								(253)
Stock awards	—	—	(1)	2	—	—	—	1
Associate stock purchase	—	—	1	—	—	—	—	1
Balance at May 4, 2013	106	$1	$(5,970)	$9,300	$606	$(1,419)	$403	$2,921

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Sears Holdings Corporation (“Holdings”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings (together with its subsidiaries, “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), on March 24, 2005. We are an integrated retailer with 2,009 full-line and 53 specialty retail stores in the United States, operating through Kmart and Sears, and 461 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 51%-owned subsidiary. We have three reportable segments: Kmart, Sears Domestic and Sears Canada.
These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The retail business is seasonal in nature, and we generate a high proportion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. These interim financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
Depreciation Expense
Depreciation expense included within depreciation and amortization expense reported on the Condensed Consolidated Statements of Operations was $181 million and $189 million for the 13-week periods ended May 4, 2013 and April 28, 2012, respectively.
Separation of Sears Hometown and Outlet Businesses
On October 11, 2012, we completed the separation of our Sears Hometown and Outlet businesses through a rights offering transaction. We accounted for this separation in accordance with accounting standards applicable to common control transactions as ESL Investments, Inc. (together with its affiliated funds, "ESL") is a majority shareholder of Holdings and became a majority shareholder of Sears Hometown and Outlet Stores, Inc. ("SHO") as a result of exercising subscription rights pursuant to the rights offering. Accordingly, we classified the difference between the proceeds received and carrying value of net assets contributed to SHO as a reduction of capital in excess of par value in the Consolidated Statement of Equity for the period ended February 2, 2013.
In connection with the separation, Holdings and certain of its subsidiaries entered into various agreements with SHO under the terms described in Note 13. Because of the various agreements with SHO, the Company has determined that it has significant continuing cash flows with SHO. Accordingly, the operating results for the Sears Hometown and Outlet businesses through the date of the separation are presented within the consolidated operations of Holdings and the Sears Domestic segment in the accompanying Condensed Consolidated Financial Statements. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 13 to the Condensed Consolidated Financial Statements for further information related to the agreements with SHO.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 2 – BORROWINGS
Total borrowings were as follows:

millions	May 4, 2013	April 28, 2012	February 2, 2013
Short-term borrowings:
Unsecured commercial paper	$377	$302	$345
Secured borrowings	1,377	801	749
Long-term debt, including current portion:
Notes and debentures outstanding	1,582	1,669	1,593
Capitalized lease obligations	419	457	433
Total borrowings	$3,755	$3,229	$3,120
The fair value of long-term debt, excluding capitalized lease obligations, was $1.5 billion at May 4, 2013 and $1.4 billion at both April 28, 2012 and February 2, 2013. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 3 to the Condensed Consolidated Financial Statements.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At May 4, 2013, April 28, 2012 and February 2, 2013, we had outstanding commercial paper borrowings of $377 million, $302 million and $345 million, respectively. ESL held $305 million, $225 million and $285 million, respectively, of our commercial paper at May 4, 2013, April 28, 2012 and February 2, 2013, including $178 million, $123 million and $169 million, respectively, held by Edward S. Lampert. See Note 13 for further discussion of these borrowings.
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
The Domestic Credit Agreement includes a $1.5 billion letter of credit sub-limit and an uncommitted accordion feature that provides us the flexibility, subject to certain terms and conditions, to use the existing collateral under the credit facility to obtain an aggregate amount of up to $1.0 billion in additional borrowing capacity if we so choose. The Domestic Credit Agreement permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion second lien notes were outstanding at May 4, 2013, providing the Company the capacity to issue up to an additional $760 million in second lien indebtedness. The Domestic Credit Agreement is in place as a funding source for general corporate purposes and is an asset based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Domestic Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability.
The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, under certain circumstances, including if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements, which take effect if availability falls below designated thresholds,

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.
At May 4, 2013, April 28, 2012 and February 2, 2013, we had $1.4 billion, $801 million and $749 million, respectively, of borrowings and $747 million, $694 million and $754 million, respectively, of letters of credit outstanding under the Domestic Credit Agreement. As a result, our availability under the agreement was $1.2 billion at May 4, 2013, and $1.8 billion at both April 28, 2012 and February 2, 2013. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
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
Sears Canada Credit Agreement
In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on inventory and credit card receivables. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At May 4, 2013, April 28, 2012 and February 2, 2013, we had no borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $602 million ($607 million Canadian), $592 million ($581 million Canadian) and $503 million ($502 million Canadian), respectively, at May 4, 2013, April 28, 2012 and February 2, 2013. The current availability may be reduced by reserves currently estimated by the Company to be $440 million which may be applied by the lenders at their discretion pursuant to the Credit Facility agreement. As a result of judicial developments relating to the priorities of pension liability relative to certain secured obligations, Sears Canada has executed an amendment to the Sears Canada Credit Facility which would provide additional security to lenders, with respect to the Company's unfunded pension liability by pledging certain real estate assets as collateral thereby partially reducing the potential reserve amounts by up to $150 million the lenders could apply. The potential additional reserve amount may increase or decrease in the future based on estimated net pension liabilities.
Wholly owned Insurance Subsidiary and Intercompany Securities
We have numerous types of insurable risks, including workers’ compensation, product and general liability, automobile, warranty, asbestos and environmental claims and the extended service contracts we sell to our

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

customers. In addition, we provide credit insurance to third party creditors of the Company to mitigate their credit risk with the Company. The associated risks are managed through Holdings’ wholly owned insurance subsidiary, Sears Reinsurance Company Ltd. (“Sears Re”), a Bermuda Class 3 insurer.
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears utilizes two securitization structures to issue specific securities in which Sears Re invests its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 125 full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued securities that are secured by the mortgages and collateral assignments of the store leases. Sears Re and two other indirect wholly owned subsidiaries of Holdings own $1.3 billion (par value) of these mortgage-backed securities. Payments to Sears Re on these securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to Sears Re on these asset-backed securities are funded by the royalty payments. The issuers of these mortgage-backed and asset-backed securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. Since the inception of the REMIC and KCD IP, LLC, these mortgage-backed and asset-backed securities have been entirely held by our wholly owned consolidated subsidiaries in support of our insurance activities. At May 4, 2013, April 28, 2012 and February 2, 2013, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.7 billion at May 4, 2013, and approximately $0.8 billion at both April 28, 2012 and February 2, 2013.
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
NOTE 3 – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities and domestic cash and cash equivalents are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt is disclosed in Note 2 to the Condensed Consolidated Financial Statements. The following tables provide the fair value measurement amounts for other financial assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value at May 4, 2013, April 28, 2012 and February 2, 2013:

millions	Total Fair Value Amounts at May 4, 2013	Level 1	Level 2	Level 3
Cash equivalents(1)	$35	$35	$—	$—
Restricted cash(2)	10	10	—	—
Total	$45	$45	$—	$—

millions	Total Fair Value Amounts at April 28, 2012	Level 1	Level 2	Level 3
Cash equivalents(1)	$291	$291	$—	$—
Restricted cash(2)	7	7	—	—
Foreign currency derivative assets(3)	2	—	2	—
Foreign currency derivative liabilities(4)	(3)	—	(3)	—
Total	$297	$298	$(1)	$—

millions	Total Fair Value Amounts at February 2, 2013	Level 1	Level 2	Level 3
Cash equivalents(1)	$181	$181	$—	$—
Restricted cash(2)	9	9	—	—
Total	$190	$190	$—	$—

(1)	Included within Cash and cash equivalents in our Condensed Consolidated Balance Sheets.

(2)	Included within Restricted cash in our Condensed Consolidated Balance Sheets.

(3)	Included within Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

(4)	Included within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets.
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
NOTE 4 – SEARS CANADA
Sears Holdings Ownership of Sears Canada
At both May 4, 2013 and February 2, 2013, Sears Holdings was the beneficial holder of approximately 52 million, or 51% of the common shares of Sears Canada. At April 28, 2012, Sears Holdings was the beneficial holder of approximately 97 million, or 95% of the common shares of Sears Canada.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
Sears Canada Share Repurchases
During the second quarter of 2011, Sears Canada renewed its Normal Course Issuer Bid with the Toronto Stock Exchange that permits it to purchase for cancellation up to 5% of its issued and outstanding common shares, representing approximately 5.3 million common shares. The purchase authorization expired on May 24, 2012. Prior to the expiration, Sears Canada purchased and canceled approximately 0.2 million common shares for $3 million during the 13-week period ended April 28, 2012.
NOTE 5 – STORE CLOSING COSTS, IMPAIRMENTS AND REAL ESTATE TRANSACTIONS
Store Closing Costs and Severance
We made the decision to close 13 stores in our Kmart segment and 6 stores in our Sears Domestic segment during the first quarter of 2013. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that we believe can be realized through sub-leasing the leased space. During the first quarter of 2013, we closed 4 stores we previously announced would close and recorded charges of $1 million at Kmart for the related lease obligations. During the first quarter of 2012, we closed 31 stores we previously announced would close and recorded charges of $31 million at Sears Domestic and $3 million at Kmart for the related lease obligations.
Store closing costs recorded for the 13-week periods ended May 4, 2013 and April 28, 2012 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$5	$1	$(1)	$3	$1	$9
Sears Domestic	3	1	(3)	2	8	11
Sears Canada	—	2	—	—	—	2
Total for the 13-week period ended May 4, 2013	$8	$4	$(4)	$5	$9	$22

Kmart	$—	$—	$3	$—	$—	$3
Sears Domestic	—	—	31	—	—	31
Total for the 13-week period ended April 28, 2012	$—	$—	$34	$—	$—	$34

(1)	Recorded within Cost of sales, buying and occupancy on the Condensed Consolidated Statements of Operations.

(2)
Recorded within Selling and administrative on the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

(3)
Costs for the 13-week period ended May 4, 2013 include $8 million recorded within Impairment charges and $1 million recorded within Depreciation and amortization on the Condensed Consolidated Statements of Operations.

Store closing cost accruals of $169 million, $155 million and $193 million at May 4, 2013, April 28, 2012 and February 2, 2013, respectively, were as follows:

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at April 28, 2012	$32	$97	$26	$155
Store closing costs	31	52	7	90
Store closing capital lease obligations	—	9	—	9
Payments/utilizations	(22)	(20)	(19)	(61)
Balance at February 2, 2013	41	138	14	193
Store closing costs	4	(4)	5	5
Payments/utilizations	(19)	(7)	(3)	(29)
Balance at May 4, 2013	$26	$127	$16	$169
Real Estate Transactions
During the first quarter of 2012, we recorded gains on the sales of assets of $386 million in connection with real estate transactions which included a gain of $223 million recognized on the sale of 11 (six owned and five leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds, and a gain of $163 million recognized on the surrender and early termination of the leases on three properties operated by Sears Canada, under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $170 million Canadian in cash proceeds. In connection with these transactions, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in periods ranging from six to 23 months from the date of closing.
NOTE 6 – EQUITY
 Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	May 4, 2013	April 28, 2012	February 2, 2013
Pension and postretirement adjustments (net of tax of $(442), $(490) and $(443), respectively)	$(1,364)	$(1,530)	$(1,408)
Cumulative unrealized derivative loss (net of tax of $0)	—	(3)	—
Currency translation adjustments (net of tax of $(40), $(26) and $(39), respectively)	(55)	(35)	(51)
Accumulated other comprehensive loss	$(1,419)	$(1,568)	$(1,459)
Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.
Accumulated other comprehensive loss attributable to noncontrolling interests at May 4, 2013, April 28, 2012, and February 2, 2013 was $(64) million, $(8) million and $(64) million, respectively.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Income Tax Expense Allocated to Each Component of Other Comprehensive Income (Loss)
Income tax expense allocated to each component of other comprehensive income (loss) was as follows:

	13 Weeks Ended May 4, 2013			13 Weeks Ended April 28, 2012
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income (loss)
Pension and postretirement adjustments (1)	$48	$(2)	$46	$48	$(2)	$46
Deferred gain on derivatives	—	—	—	2	—	2
Currency translation adjustments	(8)	1	(7)	(6)	—	(6)
Total other comprehensive income (loss)	$40	$(1)	$39	$44	$(2)	$42

(1)	Included in the computation of net periodic benefit expense. See Note 7 to the Condensed Consolidated Financial Statements.
Share Repurchase Program
During the 13-week periods ended May 4, 2013 and April 28, 2012, we repurchased no shares of our common stock under our common share repurchase program. At May 4, 2013, we had approximately $504 million of remaining authorization under our common share repurchase program.
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
NOTE 7 – BENEFIT PLANS
Pension and Postretirement Benefit Plans
We provide benefits to certain associates who are eligible under various defined benefit pension plans, contributory defined benefit pension plans and other postretirement plans, primarily retiree medical benefits. For purposes of determining the periodic expense of our defined benefit plans, we use the fair value of plan assets as the market related value. The following table summarizes the components of total net periodic benefit expense, recorded within Selling and administrative on the Condensed Consolidated Statements of Operations, for our retirement plans:

	13 Weeks Ended
millions	May 4, 2013	April 28, 2012
Components of net periodic expense:
Interest cost	$75	$96
Expected return on plan assets	(77)	(93)
Amortization of experience losses	48	48
Net periodic expense	$46	$51
Contributions
During the 13-week periods ended May 4, 2013 and April 28, 2012, we made total contributions of $89 million and $86 million, respectively, to our pension and postretirement plans. We anticipate making aggregate contributions to our domestic and Canadian defined benefit and postretirement plans of approximately $323 million over the remainder of 2013.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 8 – INCOME TAXES
We had gross unrecognized tax benefits of $151 million at May 4, 2013, and $161 million at both April 28, 2012 and February 2, 2013. Of the amount at May 4, 2013, $88 million, would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13-week period ended May 4, 2013, gross unrecognized tax benefits were decreased by $10 million due to foreign and state audit activity. During the 13-week period ended April 28, 2012, gross unrecognized tax benefits were decreased by $31 million due to federal, foreign, and state audit activity. We expect that our unrecognized tax benefits could decrease by as much as $28 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At May 4, 2013, April 28, 2012, and February 2, 2013, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $53 million ($37 million net of federal benefit), $55 million ($37 million net of federal benefit), and $57 million ($39 million net of federal benefit), respectively. The total amount of net interest income recognized as part of income tax benefit in our Condensed Consolidated Statements of Operations was $2 million (net of federal benefit) for the 13-week period ended May 4, 2013.
We file income tax returns in the United States, as well as various foreign jurisdictions. The IRS has completed its examination of Holdings’ 2006 through 2009 federal income tax returns, and we are currently working with the IRS appeals division to resolve a single issue arising from these exams. We have resolved all matters arising from prior IRS exams. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2002 through 2011, and Kmart is under examination by such jurisdictions for the years 2003 through 2011.
At the end of 2012, we had a federal and state net operating loss (“NOL”) deferred tax asset of $722 million, which will expire predominately between 2019 and 2033. We have federal credit carryforwards of $605 million, which will expire between 2015 and 2033.
At February 2, 2013, we had a valuation allowance of $2.7 billion to record only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance as the year progresses for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.
The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. For the first quarter of 2013, our effective income tax rate was a benefit of 3.0% primarily due to not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the first quarter of 2013 benefited from favorable audit settlements.
NOTE 9 – SUMMARY OF SEGMENT DATA
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States and Canada. The merchandise and service categories are as follows:

(i)	Hardlines—consists of appliances, consumer electronics, lawn and garden, tools and hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women’s, men’s, kids, footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery and household, pharmacy and drugstore; and

(iv)	Service and Other—includes repair, installation and automotive service and extended contract revenue as well as revenues earned in connection with our agreements with SHO.

	13 Weeks Ended May 4, 2013
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$898	$2,183	$441	$3,522
Apparel and Soft Home	993	1,165	354	2,512
Food and Drug	1,190	3	—	1,193
Service and Other	22	1,156	47	1,225
Total merchandise sales and services	3,103	4,507	842	8,452
Costs and expenses
Cost of sales, buying and occupancy	2,398	3,293	605	6,296
Selling and administrative	713	1,255	250	2,218
Depreciation and amortization	33	133	25	191
Impairment charges	—	8	—	8
Gain on sales of assets	(13)	(1)	—	(14)
Total costs and expenses	3,131	4,688	880	8,699
Operating loss	$(28)	$(181)	$(38)	$(247)
Total assets	$4,284	$12,829	$2,283	$19,396
Capital expenditures	$21	$29	$10	$60

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	13 Weeks Ended April 28, 2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$968	$2,975	$494	$4,437
Apparel and Soft Home	1,062	1,257	366	2,685
Food and Drug	1,362	11	—	1,373
Service and Other	23	695	57	775
Total merchandise sales and services	3,415	4,938	917	9,270
Costs and expenses
Cost of sales, buying and occupancy	2,565	3,487	651	6,703
Selling and administrative	752	1,415	278	2,445
Depreciation and amortization	33	143	26	202
Gain on sales of assets	(5)	(228)	(162)	(395)
Total costs and expenses	3,345	4,817	793	8,955
Operating income	$70	$121	$124	$315
Total assets	$4,570	$14,050	$2,987	$21,607
Capital expenditures	$32	$32	$16	$80
NOTE 10 – SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at May 4, 2013, April 28, 2012 and February 2, 2013 consisted of the following:

millions	May 4, 2013	April 28, 2012	February 2, 2013
Unearned revenues	$848	$783	$843
Self-insurance reserves	713	733	714
Other	546	618	569
Total	$2,107	$2,134	$2,126
NOTE 11 – LEGAL PROCEEDINGS
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS
Disclosures about Reclassification Adjustments out of Accumulated Other Comprehensive Income
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update was effective and adopted by the Company in the first quarter of 2013 and impacted the Company’s disclosures, but otherwise did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.
Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. This update was effective and adopted by the Company in the first quarter of 2013 and did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.
NOTE 13 – RELATED PARTY DISCLOSURE
Investment of Surplus Cash
Our Board has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf, other than Mr. Lampert's compensation as our Chief Executive Officer. ESL beneficially owned approximately 55% of our outstanding common stock at May 4, 2013.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
Unsecured Commercial Paper
During the first quarter of 2013 and 2012, ESL and its affiliates purchased unsecured commercial paper issued by Sears Roebuck Acceptance Corp. (“SRAC”), an indirect wholly owned subsidiary of Sears Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate, and principal amount outstanding was 30.7 days, 2.78% and $284 million and 28.9 days, 1.78% and $208 million, respectively, in 2013 and 2012. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2013 was $305 million and the aggregate amount of interest paid by SRAC to ESL during the first quarter of 2013 was $1.6 million. ESL held $305 million, $225 million and $285 million, respectively, in principal amount of commercial paper at May 4, 2013, April 28, 2012 and February 2, 2013, which included $178 million, $123 million and $169 million, respectively, held by Mr. Lampert. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
Senior Secured Notes
In 2011, Mr. Lampert and ESL purchased an aggregate of $95 million of principal amount of the Company’s 6 5/8% Senior Secured Notes due 2018 (the "6 5/8% Notes") and $10 million of principal amount of unsecured notes issued by SRAC and another indirect wholly owned subsidiary of Sears Holdings, Sears DC Corp. (the “Subsidiary Notes”). At both May 4, 2013 and February 2, 2013, Mr. Lampert and ESL held an aggregate of $95 million of principal amount of 6 5/8% Notes and $1 million and $2 million, respectively, of principal amount of Subsidiary Notes. At April 28, 2012, Mr. Lampert and ESL held an aggregate of $95 million of principal amount of 6 5/8% Notes and $1 million and $3 million, respectively, of principal amount of Subsidiary Notes.
Trade Receivable Put Agreements
On January 26, 2012, ESL entered into an agreement with a financial institution to acquire from the financial institution an undivided participating interest in a certain percentage of its rights and obligations under trade receivable put agreements that were entered into with certain vendors of the Company. These agreements generally provide that, in the event of a bankruptcy filing by the Company, the financial institution will purchase such vendors’ accounts receivable arising from the sale of goods or services to the Company. ESL may from time to time choose to purchase an 80% undivided participating interest in the rights and obligations primarily arising under future trade receivable put agreements that the financial institution enters into with our vendors during the term of its agreement. The Company is neither a party nor will it become a party to any of these agreements. At May 4, 2013, April 28, 2012 and February 2, 2013, ESL held a participation interest totaling $196 million, $124 million and $234 million, respectively, in the financial institution’s agreements relating to the Company.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At May 4, 2013 and February 2, 2013, Holdings reported a net amount receivable from SHO of $89 million and $79 million, respectively, in the Accounts receivable line of the Condensed Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services was $434 million, and the net amounts SHO earned related to commissions was $39 million for the quarter ended May 4, 2013. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 for further information related to these guarantees.
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
NOTE 14 – GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At May 4, 2013, the principal amount outstanding of the Company’s 6 5/8% senior secured notes due 2018 was $1.24 billion. These notes were issued in 2010 by Sears Holdings Corporation (“Parent”). The notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by SRAC (the “guarantor subsidiaries”). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at May 4, 2013, April 28, 2012 and February 2, 2013, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Income (Loss) for the 13-week periods ended May 4, 2013 and April 28, 2012, and the Condensed Consolidating Statements of Cash flows for the 13-week periods ended May 4, 2013 and April 28, 2012 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
The following condensed consolidated financial statements had total assets and total liabilities of approximately $670 million and $130 million, respectively, at April 28, 2012 attributable to the Sears Hometown and Outlet businesses. Merchandise sales and services included revenues of approximately $620 million from the Sears Hometown and Outlet businesses for the period ended April 28, 2012. Net income (loss) attributable to Holdings' shareholders included net income of approximately $20 million from the Sears Hometown and Outlet businesses for the period ended April 28, 2012. The financial information for the Sears Hometown and Outlet businesses is reflected within the guarantor subsidiaries balances for this period. The condensed consolidated financial information at and for the period ended May 4, 2013 reflects the effects of the separation of SHO.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

creditors. Certain investments primarily held by non-guarantor subsidiaries are recorded by the issuers at historical cost and are recorded at fair value by the holder.
Condensed Consolidating Balance Sheet
May 4, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$347	$124	$—	$471
Intercompany receivables	—	—	25,818	(25,818)	—
Accounts receivable	—	497	111	—	608
Merchandise inventories	—	7,019	881	—	7,900
Prepaid expenses and other current assets	92	951	459	(1,030)	472
Total current assets	92	8,814	27,393	(26,848)	9,451
Total property and equipment, net	—	4,309	1,601	—	5,910
Goodwill and intangible assets	—	961	2,289	—	3,250
Other assets	16	229	3,118	(2,578)	785
Investment in subsidiaries	16,174	25,105	—	(41,279)	—
TOTAL ASSETS	$16,282	$39,418	$34,401	$(70,705)	$19,396
Current liabilities
Short-term borrowings	$—	$1,754	$—	$—	$1,754
Current portion of long-term debt and capitalized lease obligations	—	55	17	—	72
Merchandise payables	—	2,522	340	—	2,862
Intercompany payables	12,556	13,262	—	(25,818)	—
Short-term deferred tax liabilities	3	412	—	(33)	382
Other current liabilities	4	2,379	2,379	(997)	3,765
Total current liabilities	12,563	20,384	2,736	(26,848)	8,835
Long-term debt and capitalized lease obligations	1,237	2,937	132	(2,377)	1,929
Pension and postretirement benefits	—	2,229	409	—	2,638
Long-term deferred tax liabilities	—	12	943	11	966
Other long-term liabilities	—	843	1,512	(248)	2,107
Total Liabilities	13,800	26,405	5,732	(29,462)	16,475
EQUITY
Shareholder’s equity	2,482	13,013	28,669	(41,646)	2,518
Noncontrolling interest	—	—	—	403	403
Total Equity	2,482	13,013	28,669	(41,243)	2,921
TOTAL LIABILITIES AND EQUITY	$16,282	$39,418	$34,401	$(70,705)	$19,396

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
April 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$385	$392	$—	$777
Intercompany receivables	—	—	25,292	(25,292)	—
Accounts receivable	—	429	215	—	644
Merchandise inventories	—	7,910	907	—	8,817
Prepaid expenses and other current assets	62	669	466	(807)	390
Total current assets	62	9,393	27,272	(26,099)	10,628
Total property and equipment, net	—	4,717	1,719	—	6,436
Goodwill and intangible assets	—	1,167	2,596	—	3,763
Other assets	21	194	2,585	(2,020)	780
Investment in subsidiaries	17,614	25,899	—	(43,513)	—
TOTAL ASSETS	$17,697	$41,370	$34,172	$(71,632)	$21,607
Current liabilities
Short-term borrowings	$—	$1,103	$—	$—	$1,103
Current portion of long-term debt and capitalized lease obligations	—	134	17	—	151
Merchandise payables	—	2,811	447	—	3,258
Intercompany payables	11,934	13,358	—	(25,292)	—
Short-term deferred tax liabilities	5	543	—	(30)	518
Other current liabilities	7	2,806	2,321	(777)	4,357
Total current liabilities	11,946	20,755	2,785	(26,099)	9,387
Long-term debt and capitalized lease obligations	1,237	2,412	111	(1,785)	1,975
Pension and postretirement benefits	—	2,210	456	—	2,666
Other long-term liabilities	—	56	817	(6)	867
Non-current liabilities of discontinued operations	—	846	1,517	(229)	2,134
Total Liabilities	13,183	26,279	5,686	(28,119)	17,029
EQUITY
Shareholder’s equity	4,514	15,091	28,486	(43,577)	4,514
Noncontrolling interest	—	—	—	64	64
Total Equity	4,514	15,091	28,486	(43,513)	4,578
TOTAL LIABILITIES AND EQUITY	$17,697	$41,370	$34,172	$(71,632)	$21,607

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended May 4, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$7,578	$1,695	$(821)	$8,452
Cost of sales, buying and occupancy	—	5,767	912	(383)	6,296
Selling and administrative	—	2,087	569	(438)	2,218
Depreciation and amortization	—	144	47	—	191
Impairment charges	—	8	—	—	8
Gain on sales of assets	—	(14)	—	—	(14)
Total costs and expenses	—	7,992	1,528	(821)	8,699
Operating income (loss)	—	(414)	167	—	(247)
Interest expense	(55)	(94)	(26)	114	(61)
Interest and investment income	—	9	112	(114)	7
Income (loss) before income taxes	(55)	(499)	253	—	(301)
Income tax (expense) benefit	—	49	(40)	—	9
Equity (loss) in earnings in subsidiaries	(237)	127	—	110	—
Net income (loss)	(292)	(323)	213	110	(292)
Loss attributable to noncontrolling interests	—	—	—	13	13
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(292)	$(323)	$213	$123	$(279)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended April 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$8,310	$1,826	$(866)	$9,270
Cost of sales, buying and occupancy	—	6,099	1,030	(426)	6,703
Selling and administrative	—	2,283	602	(440)	2,445
Depreciation and amortization	—	153	49	—	202
Gain on sales of assets	—	(233)	(162)	—	(395)
Total costs and expenses	—	8,302	1,519	(866)	8,955
Operating income	—	8	307	—	315
Interest expense	(56)	(96)	(27)	113	(66)
Interest and investment income	—	11	114	(113)	12
Income (loss) before income taxes	(56)	(77)	394	—	261
Income tax (expense) benefit	19	(18)	(68)	—	(67)
Equity in earnings in subsidiaries	231	244	—	(475)	—
Net income (loss)	194	149	326	(475)	194
Loss attributable to noncontrolling interests	—	—	—	(5)	(5)
NET INCOME ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$194	$149	$326	$(480)	$189

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended May 4, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(292)	$(323)	$213	$110	$(292)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	42	4	—	46
Currency translation adjustments, net of tax	—	—	(7)	—	(7)
Unrealized net gain, net of tax	—	1	56	(57)	—
Total other comprehensive income	—	43	53	(57)	39
Comprehensive income (loss)	(292)	(280)	266	53	(253)
Comprehensive loss attributable to noncontrolling interests	—	—	—	14	14
Comprehensive income (loss) attributable to Holdings’ shareholders	$(292)	$(280)	$266	$67	$(239)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended April 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$194	$149	$326	$(475)	$194
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	42	4	—	46
Deferred gain on derivatives, net of tax	2	—	—	—	2
Currency translation adjustments, net of tax	(17)	—	11	—	(6)
Total other comprehensive income (loss)	(15)	42	15	—	42
Comprehensive income	179	191	341	(475)	236
Comprehensive income attributable to noncontrolling interests	—	—	—	(6)	(6)
Comprehensive income attributable to Holdings’ shareholders	$179	$191	$341	$(481)	$230

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended May 4, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(816)	$103	$—	$(713)
Proceeds from sales of property and investments	—	5	—	—	5
Net increase in investments and restricted cash	—	—	(1)	—	(1)
Purchases of property and equipment	—	(50)	(10)	—	(60)
Net investing with Affiliates	—	—	45	(45)	—
Net cash provided by (used in) investing activities	—	(45)	34	(45)	(56)
Proceeds from debt issuances	—	—	1	—	1
Repayments of long-term debt	—	(27)	(1)	—	(28)
Increase in short-term borrowings, primarily 90 days or less	—	660	—	—	660
Intercompany dividend	112	—	(112)	—	—
Net borrowing with Affiliates	(112)	255	(188)	45	—
Net cash provided by (used in) financing activities	—	888	(300)	45	633
Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	27	(165)	—	(138)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	320	289	—	609
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$347	$124	$—	$471

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended April 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(150)	$91	$—	$(59)
Proceeds from sales of property and investments	—	274	172	—	446
Net increase in investments and restricted cash	—	—	1	—	1
Purchases of property and equipment	—	(64)	(16)	—	(80)
Net investing with Affiliates	—	—	(12)	12	—
Net cash provided by investing activities	—	210	145	12	367
Proceeds from debt issuances	—	—	1	—	1
Repayments of long-term debt	—	(106)	(105)	—	(211)
Decrease in short-term borrowings, primarily 90 days or less	—	(72)	—	—	(72)
Purchase of Sears Canada shares	—	—	(3)	—	(3)
Net borrowing with Affiliates	—	167	(155)	(12)	—
Net cash used in financing activities	—	(11)	(262)	(12)	(285)
Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	49	(19)	—	30
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	336	411	—	747
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$385	$392	$—	$777

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 4, 2013 and April 28, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 2, 2013.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of 2,009 full-line and 53 specialty retail stores in the United States, operating through Kmart and Sears, and 461 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 51%-owned subsidiary. Further, we operate a number of websites under the Sears.com and Kmart.com banners which offer more than 70 million products and provide the capability for our customers to engage in cross-channel transactions such as buy online/pick-up in store; buy in store/ship to home; and buy online, return in store. We are also the home of SHOP YOUR WAYTM, a social shopping experience where members have the ability to earn points, receive additional benefits and interact/shop with each other through shopyourway.com. The Company is the leading home appliance retailer as well as a leader in tools, lawn and garden, fitness equipment and automotive repair and maintenance. Key proprietary brands include Kenmore®, Craftsman® and DieHard®. We also maintain a broad apparel offering including such well-known labels as Lands' End®, the Kardashian Kollection, Jaclyn Smith, Joe Boxer, Sandra Lee and Levi's, as well as Sofia by Sofia Vergara and the Country Living Home Collection. We are the nation's largest provider of Home Services, with more than 14 million service calls made annually.
We conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the “Business Segments” section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended February 2, 2013.
On October 11, 2012, we completed the separation of our Sears Hometown and Outlet businesses through a rights offering transaction. In connection with the separation, the Company and certain of its subsidiaries have entered into various agreements with Sears Hometown and Outlet Stores, Inc. ("SHO"), which, among other things, (1) govern the principal transactions relating to the rights offering and certain aspects of our relationship with SHO following the separation, (2) establish terms under which Holdings and certain of its subsidiaries will provide SHO with services, and (3) establish terms pursuant to which Holdings and certain of its subsidiaries will obtain merchandise for SHO. The financial impact of these agreements are presented within the Condensed Consolidated Results of Operations after the separation date.
On November 13, 2012, we completed a partial spin-off (the “spin-off”) of our interest in Sears Canada. Prior to the spin-off, Holdings beneficially owned approximately 96% of the issued and outstanding common shares of Sears Canada. Following the spin-off, Holdings was the beneficial holder of approximately 51% of the issued and outstanding common shares of Sears Canada.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 4, 2013 and April 28, 2012

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended
millions, except per share data	May 4, 2013	April 28, 2012
REVENUES
Merchandise sales and services	$8,452	$9,270
COSTS AND EXPENSES
Cost of sales, buying and occupancy	6,296	6,703
Gross margin dollars	2,156	2,567
Gross margin rate	25.5%	27.7%
Selling and administrative	2,218	2,445
Selling and administrative expense as a percentage of total revenues	26.2%	26.4%
Depreciation and amortization	191	202
Impairment charges	8	—
Gain on sales of assets	(14)	(395)
Total costs and expenses	8,699	8,955
Operating income (loss)	(247)	315
Interest expense	(61)	(66)
Interest and investment income	7	12
Income (loss) before income taxes	(301)	261
Income tax (expense) benefit	9	(67)
Net income (loss)	(292)	194
(Income) loss attributable to noncontrolling interests	13	(5)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(279)	$189
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic earnings (loss) per share	$(2.63)	$1.78
Diluted earnings (loss) per share	$(2.63)	$1.78
Basic weighted average common shares outstanding	106.0	105.9
Diluted weighted average common shares outstanding	106.0	106.1
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
Our fiscal 2013 first quarter was comprised of the 13-week period ended May 4, 2013, while our fiscal 2012 first quarter was comprised of the 13-week period ended April 28, 2012. This one week shift in sales had no impact on the domestic comparable store sales results reported herein due to the fact that for purposes of reporting domestic comparable store sales for the first quarter, weeks one through 13 for fiscal 2013 have been compared to weeks two through 14 of fiscal year 2012, thereby eliminating the impact of the one week shift.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 4, 2013 and April 28, 2012

Net Income (Loss) Attributable to Holdings’ Shareholders, Adjusted EBITDA and Adjusted Earnings (Loss) per Share
We recorded a net loss attributable to Holdings’ shareholders for the first quarter of 2013 of $279 million, or $2.63 loss per diluted share, and net income attributable to Holdings' shareholders for the first quarter of 2012 of $189 million, or $1.78 earnings per diluted share.
In addition to our net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) measurement as well as Adjusted Earnings per Share (“Adjusted EPS”).
Adjusted EBITDA is computed as net income (loss) attributable to Sears Holdings Corporation appearing on the Condensed Consolidated Statements of Operations excluding income (loss) attributable to noncontrolling interests, income tax (expense) benefit, interest expense, interest and investment income, depreciation and amortization and gain on sales of assets. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results, including the results of the Sears Hometown and Outlet businesses that were included in our results of operations prior to the separation.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 4, 2013 and April 28, 2012

Adjusted EBITDA was determined as follows:

	13 Weeks Ended
millions	May 4, 2013	April 28, 2012
Net income (loss) attributable to SHC per statement of operations	$(279)	$189
Income (loss) attributable to noncontrolling interests	(13)	5
Income tax expense (benefit)	(9)	67
Interest expense	61	66
Interest and investment income	(7)	(12)
Operating income (loss)	(247)	315
Depreciation and amortization	191	202
Gain on sales of assets	(14)	(395)
Before excluded items	(70)	122

Closed store reserve and severance	13	34
Domestic pension expense	41	41
Impairment charges	8	—
Adjusted EBITDA	$(8)	$197

SHO separation	—	(37)
Adjusted EBITDA as defined	$(8)	$160
% to revenues	(0.1)%	1.8%
Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	May 4, 2013				April 28, 2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating income (loss) per statement of operations	$(28)	$(181)	$(38)	$(247)	$70	$121	$124	$315
Depreciation and amortization	33	133	25	191	33	143	26	202
Gain on sales of assets	(13)	(1)	—	(14)	(5)	(228)	(162)	(395)
Before excluded items	(8)	(49)	(13)	(70)	98	36	(12)	122

Closed store reserve and severance	8	3	2	13	3	31	—	34
Domestic pension expense	—	41	—	41	—	41	—	41
Impairment charges	—	8	—	8	—	—	—	—
Adjusted EBITDA	$—	$3	$(11)	$(8)	$101	$108	$(12)	$197

SHO separation	—	—	—	—	—	(37)	—	(37)
Adjusted EBITDA as defined	$—	$3	$(11)	$(8)	$101	$71	$(12)	$160
% to revenues	—%	0.1%	(1.3)%	(0.1)%	3.0%	1.6%	(1.3)%	1.8%
The following tables set forth results of operations on a GAAP and “As Adjusted” basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the first quarter of 2013 and 2012.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 4, 2013 and April 28, 2012

	13 Weeks Ended May 4, 2013
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve, Store Impairments and Severance	Tax Matters	As Adjusted
Gross margin impact	$2,156	$—	$8	$—	$2,164
Selling and administrative impact	2,218	(41)	(5)	—	2,172
Depreciation and amortization impact	191	—	(1)	—	190
Impairment charges impact	8	—	(8)	—	—
Operating loss impact	(247)	41	22	—	(184)
Income tax benefit impact	9	(15)	(9)	104	89
Loss attributable to noncontrolling interest impact	13	—	(1)	—	12
After tax and noncontrolling interest impact	(279)	26	12	104	(137)
Diluted loss per share impact	$(2.63)	$0.25	$0.11	$0.98	$(1.29)

	13 Weeks Ended April 28, 2012
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Gain on Sales of Assets	Mark-to-Market Gains	Tax Matters	As Adjusted - Reported	SHO Separation	As Adjusted (1)
Gross margin impact	$2,567	$—	$—	$—	$—	$—	$2,567	$(159)	$2,408
Selling and administrative impact	2,445	(41)	(34)	—	—	—	2,370	(122)	2,248
Depreciation and amortization impact	202	—	—	—	—	—	202	(2)	200
Gain on sales of assets impact	(395)	—	—	386	—	—	(9)	—	(9)
Operating income impact	315	41	34	(386)	—	—	4	(35)	(31)
Interest expense impact	(66)	—	—	—	—	—	(66)	1	(65)
Other income impact	—	—	—	—	1	—	1	—	1
Income tax expense impact	(67)	(15)	(13)	145	—	(37)	13	13	26
Income attributable to noncontrolling interest impact	(5)	—	—	8	—	—	3	—	3
After tax and noncontrolling interest impact	189	26	21	(233)	1	(37)	(33)	(21)	(54)
Diluted earnings per share impact	$1.78	$0.25	$0.20	$(2.20)	$0.01	$(0.35)	$(0.31)	$(0.20)	$(0.51)
(1) Adjusted to reflect the results of the Sears Hometown and Outlet businesses that were included in our results of operations prior to the separation.
Contributions to our pension plans remain a significant use of our cash on an annual basis. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, we have a legacy pension obligation for past service performed by Kmart and Sears, Roebuck and Co. associates. The annual pension expense included in our financial statements related to these legacy domestic pension plans was relatively minimal in years prior to 2009. However, due to the severe decline in the capital markets that occurred in the latter part of 2008, our domestic pension expense was $165 million in 2012, $74 million in 2011, and $120 million in 2010.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 4, 2013 and April 28, 2012

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
13-week period ended May 4, 2013 compared to the 13-week period ended April 28, 2012
Revenues and Comparable Store Sales
Revenues decreased $818 million to $8.5 billion for the quarter ended May 4, 2013, as compared to revenues of $9.3 billion for the quarter ended April 28, 2012. The decrease in revenue was primarily due to the effect of having fewer Kmart and Sears Full-line stores in operation, lower comparable store sales and the separation of the Sears Hometown and Outlet businesses which occurred in the third quarter of 2012. We recorded revenues from SHO of approximately $430 million, primarily related to merchandise sold to SHO for resale, in the first quarter of 2013. The prior year quarter included revenues of approximately $620 million related to the Sears Hometown and Outlet businesses' merchandise sales to its customers. Domestic store closures accounted for approximately $375 million of the decrease from the prior year quarter. First quarter 2013 revenues also included a decrease of $19 million due to foreign currency exchange rates.
Domestic comparable store sales decreased 3.6% for the quarter comprised of decreases of 4.6% at Kmart and 2.4% at Sears Domestic. The decline at Kmart primarily reflects decreases in most categories, with the largest declines occurring in our highly competitive transactional categories such as grocery & household, pharmacy and drugstore. The decline at Sears Domestic of 2.4% was predominately driven by weather related declines in the lawn & garden category. In parts of the country, like our Western Region which had warmer weather, we saw better performance. Excluding lawn & garden, comparable store sales would have increased 0.3%. This slight increase was due to increases in the apparel and home categories, which were partially offset by declines in the consumer electronics and tools categories. The Sears Domestic apparel category has achieved comparable store sales increases for seven consecutive quarters.
Gross Margin
For the quarter, our gross margin decreased $411 million to $2.2 billion in 2013 due to the above noted decline in sales as well as a decline in gross margin rate for the quarter. Gross margin included charges of $8 million related to store closures in the first quarter of 2013 while the first quarter of 2012 included gross margin of $159 million from the Sears Hometown and Outlet businesses. Excluding these items, gross margin decreased $244 million.
As compared to prior year, Kmart's gross margin rate for the first quarter declined 220 basis points primarily due to decreases in the apparel and grocery & household categories, resulting from increased clearance markdowns and timing of vendor allowances, respectively. Sears Domestic's gross margin rate declined 250 basis points for the quarter mainly due to selling merchandise to SHO at cost pursuant to the terms of the separation, which accounted for approximately 160 basis points of the decline. We also experienced a decrease in the automotive category due to increased commodity costs. Sears Canada’s gross margin rate declined 90 basis points for the first quarter due to increases in inventory reserves requirements.
Selling and Administrative Expenses
Selling and administrative expenses decreased $227 million in the first quarter of 2013 compared to the prior year quarter and included expenses related to domestic pension plans, store closings and severance of $46 million and $75 million for 2013 and 2012, respectively. The first quarter of 2012 also included selling and administrative expenses of $122 million related to the Sears Hometown and Outlet businesses. Excluding these items, selling and administrative expenses declined $76 million due to decreases in payroll and advertising expenses.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 4, 2013 and April 28, 2012

Our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 26.2% for the first quarter of 2013, compared to 26.4% in the prior year, as the decreases in overall selling and administrative expenses were partially offset by the above noted decline in revenues.
Gain on Sales of Assets
We recorded total gains on sales of assets for the quarter of $14 million in 2013 and $395 million in 2012. The gains recorded during the first quarter of 2012 included a gain of $223 million recognized on the sale of eleven (six owned and five leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds, and a gain of $163 million recognized on the surrender and early termination of the leases on three properties operated by Sears Canada, under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $170 million Canadian in cash proceeds. In connection with these transactions, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in periods ranging from six to 23 months from the date of closing.
Operating Income (Loss)
We reported an operating loss for the first quarter of $247 million in 2013 which compares to operating income of $315 million in 2012. Operating loss for the first quarter of 2013 included expenses related to domestic pension plans, store closings, store impairments and severance which aggregated to $63 million. Operating income for the first quarter of 2012 included expenses related to domestic pension plans, store closings and severance, as well as gains on sales of assets and operating income from the Sears Hometown and Outlet businesses, which aggregated to operating income of $346 million. Excluding these items, we would have reported an operating loss of $184 million and $31 million in the first quarter of 2013 and 2012, respectively.
Income Taxes
Our effective tax rate for the first quarter of 2013 was a benefit of 3.0% compared with an expense rate of 25.7% in 2012. Our tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the first quarter of 2013 benefited from favorable audit settlements.
SEGMENT OPERATIONS
The following discussion of our business segment results is organized into three reportable segments: Kmart, Sears Domestic and Sears Canada.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 4, 2013 and April 28, 2012

Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	May 4, 2013	April 28, 2012
Merchandise sales and services	$3,103	$3,415

Cost of sales, buying and occupancy	2,398	2,565
Gross margin dollars	705	850
Gross margin rate	22.7%	24.9%

Selling and administrative	713	752
Selling and administrative expense as a percentage of total revenues	23.0%	22.0%
Depreciation and amortization	33	33
Gain on sales of assets	(13)	(5)
Total costs and expenses	3,131	3,345
Operating income (loss)	$(28)	$70
Adjusted EBITDA	$—	$101
Number of stores	1,211	1,290
13-week period ended May 4, 2013 compared to the 13-week period ended April 28, 2012
Revenues and Comparable Store Sales
For the quarter, Kmart’s revenues decreased by $312 million, while comparable store sales decreased 4.6%. The decline in revenues was also due to the impact of Kmart having fewer stores in operation during the first quarter of 2013. Store closures accounted for approximately $185 million of the decrease from the prior year quarter. The decrease in comparable store sales reflects declines in most categories, with the largest declines occurring in our highly competitive transactional categories such as grocery & household, pharmacy and drugstore.
Gross Margin
For the quarter, Kmart generated $705 million in gross margin in 2013 compared to $850 million in 2012. The decrease in Kmart’s gross margin is due to both the decrease in sales as well as a decrease in gross margin rate. Kmart’s gross margin rate declined 220 basis points to 22.7% in 2013 from 24.9% in 2012 due to decreases in the apparel and grocery & household categories, resulting from increased clearance markdowns and timing of vendor allowances, respectively. Gross margin for 2013 included charges of $5 million related to store closures.
Selling and Administrative Expenses
For the quarter, Kmart’s selling and administrative expenses decreased $39 million as compared to the first quarter in 2012. The decrease primarily reflects decreases in payroll and advertising expenses. Selling and administrative expenses for the first quarter of 2013 and 2012 were impacted by expenses of $3 million in both periods related to store closings and severance.
Kmart’s selling and administrative expense rate for the quarter was 23.0% in 2013 and 22.0% in 2012 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Operating Income (Loss)
For the quarter, Kmart recorded an operating loss of $28 million in 2013 and operating income $70 million in 2012. The increase in Kmart’s operating loss was primarily the result of the above noted declines in sales and gross margin, partially offset by a decrease in selling and administrative expenses. Operating loss and operating income

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 4, 2013 and April 28, 2012

for the first quarter of 2013 and 2012, respectively, included expenses related to store closings and severance of $9 million and $3 million, respectively.
Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	May 4, 2013	April 28, 2012
Merchandise sales and services	$4,507	$4,938

Cost of sales, buying and occupancy	3,293	3,487
Gross margin dollars	1,214	1,451
Gross margin rate	26.9%	29.4%

Selling and administrative	1,255	1,415
Selling and administrative expense as a percentage of total revenues	27.8%	28.7%
Depreciation and amortization	133	143
Impairment charges	8	—
Gain on sales of assets	(1)	(228)
Total costs and expenses	4,688	4,817
Operating income (loss)	$(181)	$121
Adjusted EBITDA	$3	$108
SHO separation	—	(37)
Adjusted EBITDA (1)	$3	$71
Number of:
Full-line stores(2)	798	831
Specialty stores(3)	53	1,302
Total Domestic Sears Stores	851	2,133
(1) Adjusted to reflect the results of the Sears Hometown and Outlet businesses that were included in our results of operations prior to the separation.
(2) The period ended May 4, 2013 included 788 Full-line stores and 10 Sears Essentials/Grand stores; The period ended April 28, 2012 included 809 Full-line stores and 22 Sears Essentials/Grand stores
(3) The period ended April 28, 2012 included 1,237 stores from Sears Hometown and Outlet businesses
13-week period ended May 4, 2013 compared to the 13-week period ended April 28, 2012
Revenues and Comparable Store Sales
For the quarter, Sears Domestic’s revenues decreased by $431 million, while comparable store sales decreased 2.4%. The decline in revenue is due to the separation of the Sears Hometown and Outlet businesses which occurred in the third quarter of 2012, the impact of having fewer Sears Full-line stores in operation and the decline in comparable store sales. We recorded revenues from SHO of approximately $430 million, primarily related to merchandise sold to SHO for resale, in the first quarter of 2013. The prior year quarter included revenues of approximately $620 million related to the Sears Hometown and Outlet businesses' merchandise sales to its customers. Store closures accounted for approximately $190 million of the decrease from the prior year quarter.
The comparable store sales decline of 2.4% was predominately driven by weather related declines in the lawn & garden category. In parts of the country, like our Western Region which had warmer weather, we saw better performance. Excluding lawn & garden, comparable store sales would have increased 0.3%. This slight increase was due to increases in the apparel and home categories, which were partially offset by declines in the consumer

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 4, 2013 and April 28, 2012

electronics and tools categories. The Sears apparel category has achieved comparable store sales increases for seven consecutive quarters.
Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $1.2 billion and $1.5 billion in 2013 and 2012, respectively. Gross margin for the first quarter of 2013 included charges of $3 million related to store closures while the first quarter of 2012 included gross margin of $159 million from the Sears Hometown and Outlet businesses. Excluding these items, gross margin decreased $75 million.
Sears Domestic’s gross margin rate during the first quarter was 26.9% in 2013 and 29.4% in 2012. The decrease of 250 basis points was mainly due to selling merchandise to SHO at cost pursuant to the terms of the separation, which accounted for approximately 160 basis points of the decline. We also experienced a decrease in the automotive category due to increased commodity costs.
Selling and Administrative Expenses
For the quarter, Sears Domestic’s selling and administrative expenses decreased $160 million in 2013 as compared to 2012. Selling and administrative expenses for the first quarter of 2013 were impacted by expenses related to domestic pension plans of $41 million while the first quarter of 2012 was impacted by expenses related to domestic pension plans, store closings and severance of $72 million. The first quarter of 2012 also included selling and administrative expenses of $122 million related to the Sears Hometown and Outlet businesses. Excluding these items, selling and administrative expenses decreased $7 million primarily due to decreases in payroll expenses.
Sears Domestic’s selling and administrative expense rate for the quarter was 27.8% in 2013 and 28.7% in 2012 and decreased as a result of the above noted expense reduction.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the quarter of $1 million in 2013 and $228 million in 2012. The gains recorded during the first quarter of 2012 included a gain of $223 million recognized on the sale of eleven (six owned and five leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds. In connection with this transaction, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in periods ranging from 11 to 23 months from the date of closing.
Operating Income (Loss)
For the quarter, Sears Domestic reported an operating loss of $181 million in 2013 compared to operating income of $121 million in 2012. Sears Domestic’s operating loss for the first quarter of 2013 included expenses of $52 million related to domestic pension plans, store closings, store impairments and severance. Sears Domestic's operating income for the first quarter of 2012 included expenses related to domestic pension plans, store closings and severance, as well as gains on sales of assets and operating income from the Sears Hometown and Outlet businesses, which aggregated to operating income of $186 million million. Excluding these items, we would have reported an operating loss of $129 million and $65 million in the first quarter of 2013 and 2012, respectively.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 4, 2013 and April 28, 2012

Sears Canada
Sears Canada, a consolidated, 51%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. Sears Canada results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	May 4, 2013	April 28, 2012
Merchandise sales and services	$842	$917

Cost of sales, buying and occupancy	605	651
Gross margin dollars	237	266
Gross margin rate	28.1%	29.0%

Selling and administrative	250	278
Selling and administrative expense as a percentage of total revenues	29.7%	30.3%
Depreciation and amortization	25	26
Gain on sales of assets	—	(162)
Total costs and expenses	880	793
Operating income (loss)	$(38)	$124
Adjusted EBITDA	$(11)	$(12)
Number of:
Full-line stores	118	122
Specialty stores	343	371
Total Sears Canada Stores	461	493
13-week period ended May 4, 2013 compared to the 13-week period ended April 28, 2012
Revenues and Comparable Store Sales
Sears Canada’s revenues decreased $75 million for the first quarter of 2013 as compared to the same period last year and included a decrease of $19 million due to the impact of exchange rates during the quarter. On a Canadian dollar basis, revenues decreased by $56 million predominately due to a 2.6% decrease in comparable store sales primarily due to sales declines in most categories with the largest declines occurring in our home furnishings, home decor, electronics and tools categories.
Gross Margin
Total gross margin dollars for the first quarter decreased $29 million in 2013 to $237 million and included a $5 million decrease due to the impact of exchange rates. Gross margin decreased $24 million on a Canadian dollar basis. For the quarter, Sears Canada’s gross margin rate declined 90 basis points to 28.1%, from 29.0% in 2012 due to increases in inventory reserves requirements.
Selling and Administrative Expenses
For the first quarter of 2013, Sears Canada’s selling and administrative expenses decreased $28 million, and included a decrease of $6 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $22 million primarily due to a decrease in advertising expense. Selling and administrative expenses for the first quarter of 2013 were impacted by expenses of $2 million related to severance.
Sears Canada’s selling and administrative expense rate for the quarter was 29.7% in 2013 and 30.3% in 2012 and decreased as a result of the decline in selling and administrative expenses, partially offset by the above noted decline in revenues.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 4, 2013 and April 28, 2012

Gain on Sales of Assets
Sears Canada recorded a total gain on sales of assets for the quarter of $162 million in 2012. The gains recorded during the first quarter of 2012 included a gain of $163 million recognized on the surrender and early termination of the leases on three properties under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $170 million Canadian in cash proceeds. In connection with this transaction, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in six months from the date of closing.
Operating Income (Loss)
Sears Canada recorded an operating loss of $38 million in the first quarter of 2013 and operating income of $124 million in 2012. Sears Canada's operating loss for the first quarter included expense of $2 million related to severance in 2013, while 2012 operating income included gains on sales of assets of $163 million. Adjusting for these items, we would have reported an operating loss of $36 million and $39 million for the first quarter of 2013 and 2012, respectively.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of May 4, 2013, April 28, 2012 and February 2, 2013 are detailed in the following table.

millions	May 4, 2013	April 28, 2012	February 2, 2013
Domestic
Cash and equivalents	$197	$193	$227
Cash posted as collateral	19	20	20
Credit card deposits in transit	162	202	133
Total domestic cash and cash equivalents	378	415	380
Sears Canada	93	362	229
Total cash and cash equivalents	471	777	609
Restricted cash	10	7	9
Total cash balances	$481	$784	$618
We had total cash balances of $481 million at May 4, 2013, $784 million at April 28, 2012 and $618 million at February 2, 2013. The decrease in cash during the first quarter of 2013 was primarily due to higher working capital needs at Sears Canada.
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
Restricted cash consists of cash related to Sears Canada’s balances, which have been pledged as collateral for letters of credit obligations issued under its offshore merchandise purchasing program and with counterparties related to outstanding derivative contracts, as well as funds held in trust in accordance with regulatory requirements governing advance ticket sales related to Sears Canada’s travel business. We classify outstanding checks in excess of funds on

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 4, 2013 and April 28, 2012

deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $75 million, $85 million and $114 million as of May 4, 2013, April 28, 2012 and February 2, 2013, respectively.
Operating Activities
During the first quarter of 2013, we used $713 million of cash compared to $59 million in the first quarter of 2012. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used more cash in operations in the first quarter of 2013 compared to the prior year quarter primarily due to the increase in net loss.
Merchandise inventories were $7.9 billion at May 4, 2013 and $8.8 billion at April 28, 2012. Merchandise payables were $2.9 billion at May 4, 2013 and $3.3 billion at April 28, 2012. Our Domestic inventory balances decreased approximately $903 million from $8.0 billion at April 28, 2012 to $7.1 billion at May 4, 2013. Excluding the inventory related to the Sears Hometown and Outlet store businesses, domestic inventory decreased approximately $500 million from the prior year first quarter due to both improved productivity and store closures. Sears Domestic inventory decreased in virtually all categories, with the most notable decreases in the tools, consumer electronics and apparel categories. Kmart inventory also decreased in virtually all categories with the most notable decreases in the consumer electronics, grocery & household, drug and apparel categories.
Investing Activities
For the first quarter of 2013, we used net cash flows in investing activities of $56 million which included cash used for capital expenditures of $60 million, partially offset by cash proceeds generated from the sale of properties of $5 million. For the first quarter of 2012, we generated net cash flows from investing activities of $367 million which included cash proceeds from the sales of properties of $446 million, which were partially offset by cash used for capital expenditures of $80 million.
Financing Activities
For the first quarter of 2013, we generated net cash flows from financing activities of $633 million primarily due to an increase in short-term borrowings of $660 million. This compares to cash used in financing activities of $285 million in the first quarter of 2012 which included repayments of long-term debt of $211 million and a decrease in short-term borrowings of $72 million.
During the first quarter of 2013, our revolver borrowings increased by approximately $600 million from February 2, 2013, as opposed to the prior year first quarter, when our revolver borrowings decreased by approximately $40 million. Since 2012 was a 53-week year, the current year quarter ended a week later than the prior year, after the fiscal month. This is important as many disbursements, such as rent and payroll, are made at the end or beginning of the calendar month. As such, through the comparable period last year, first quarter revolver borrowings would have increased by $145 million. In addition, the prior year benefited from the $270 million of cash proceeds for the domestic real estate sales which closed in April 2012. The current year increase in borrowings included higher incentive compensation and was impacted by the timing of medical benefit payments, due to the transition from a self-insured medical benefit plan to an Exchange program.
We did not repurchase any of our common shares under our share repurchase program in the first quarter of 2013 or 2012. The common share repurchase program was initially announced in 2005 and had a total authorization since inception of the program of $6.5 billion. At May 4, 2013, we had $504 million of remaining authorization under the program. The common share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.
Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment, pension plan contributions and common share

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 4, 2013 and April 28, 2012

repurchases. We consider ourselves to be an asset-rich enterprise with substantial liquidity and financial flexibility benefiting from multiple funding resources such as our $3.275 billion domestic revolving credit facility through April 2016, an $800 million credit Canadian revolver through September 2015, which may be subject to potential reserves, and $1.24 billion of senior secured notes due in 2018. Further, there is approximately $327 million of remaining Sears, Roebuck and Co. debt from the merger. These funding resources are described in more detail below. At May 4, 2013, we had liquid assets of $5.5 billion consisting of cash balances of $481 million and $5.0 billion of inventory, net of payables.
The domestic revolver and senior secured notes are in place for the next several years and are supported by an asset base which includes $7.1 billion of inventory, owned and leased real estate assets, market leading proprietary brands such as Kenmore, Craftsman and DieHard, and stand-alone businesses such as Lands’ End and Sears Canada. This asset base provides us flexibility as we continue to transform our business.
In November 2012, we announced that we would be considering actions to raise at least $500 million of additional liquidity in 2013. As one of a number of options available to us, we are currently in the process of evaluating strategic alternatives for our Protection Agreement business, including a possible sale, joint venture or recapitalization of the business, or some combination of these alternatives. These alternatives could, if successful, create additional liquidity in excess of our minimum target of $500 million, but there is of course no assurance that we will complete any transaction relating to the Protection Agreement business in 2013.
The protection agreement business provides customers with the ability to purchase a service contract related to merchandise. The service contract protects against product failures caused by workmanship, materials, mechanical or electrical breakdown and not caused by usage and normal wear and tear. Service contracts can be purchased at point of sale or in the aftermarket. Products eligible for service contracts include appliances, consumer electronics, mobile electronics and fitness equipment, among other categories. Regardless of the outcome of this process, Protection Agreements are and will continue to be an integral part of our value proposition for our members, particularly in our Home Appliance business. Sears of course will continue to service all existing agreements as well as continue to sell and service protection agreements going forward. In addition, we are exploring real estate related transactions, which could include sales or financings.
In addition to our asset monetization efforts, we expect to reduce 2013 peak domestic inventory by $500 million from the 2012 level of $8.6 billion at the end of the third quarter as a result of stores already closed or expected to close, initiatives underway to reduce slow-moving inventory and modest productivity improvement. This action is expected to generate $300 million of cash after consideration of related payables. We also expect to further reduce our fixed cost base by another $200 million in 2013.
Our outstanding borrowings at May 4, 2013, April 28, 2012 and February 2, 2013 were as follows:

millions	May 4, 2013	April 28, 2012	February 2, 2013
Short-term borrowings:
Unsecured commercial paper	$377	$302	$345
Secured borrowings	1,377	801	749
Long-term debt, including current portion:
Notes and debentures outstanding	1,582	1,669	1,593
Capitalized lease obligations	419	457	433
Total borrowings	$3,755	$3,229	$3,120
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

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 4, 2013 and April 28, 2012

LIBOR plus 2.0% to 2.5%. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%. Commitment fees are in a range of 0.375% to 0.625% based on usage.
The Domestic Credit Agreement includes a $1.5 billion letter of credit sub-limit and an uncommitted accordion feature that provides us the flexibility, subject to certain terms and conditions, to use the existing collateral under the credit facility to obtain an aggregate amount of up to $1.0 billion in additional borrowing capacity if we so choose. The Domestic Credit Agreement permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion second lien notes were outstanding at May 4, 2013, providing the Company the capacity to issue up to an additional $760 million in second lien indebtedness. The Domestic Credit Agreement is in place as a funding source for general corporate purposes and is an asset based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Domestic Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability.
The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, under certain circumstances, including if availability under the credit facility, as defined, is less than 15%. It also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. Based on availability, none of these requirements was in effect at May 4, 2013.
At May 4, 2013, April 28, 2012 and February 2, 2013, we had $1.4 billion, $801 million and $749 million, respectively, of borrowings and $747 million, $694 million and $754 million, respectively, of letters of credit outstanding under the Domestic Credit Agreement. As a result, our availability under the agreement was $1.2 billion at May 4, 2013, and $1.8 billion at both April 28, 2012 and February 2, 2013. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
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
Sears Canada Credit Agreement
In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on inventory and credit card receivables. Availability under the Sears Canada

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 4, 2013 and April 28, 2012

Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At May 4, 2013, April 28, 2012 and February 2, 2013, we had no borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $602 million ($607 million Canadian), $592 million ($581 million Canadian) and $503 million ($502 million Canadian), respectively, at May 4, 2013, April 28, 2012 and February 2, 2013. The current availability may be reduced by reserves currently estimated by the Company to be $440 million which may be applied by the lenders at their discretion pursuant to the Credit Facility agreement. As a result of judicial developments relating to the priorities of pension liability relative to certain secured obligations, Sears Canada has executed an amendment to the Sears Canada Credit Facility which would provide additional security to lenders, with respect to the Company's unfunded pension liability by pledging certain real estate assets as collateral thereby partially reducing the potential reserve amounts by up to $150 million the lenders could apply. The potential additional reserve amount may increase or decrease in the future based on estimated net pension liabilities.
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
Unsecured Commercial Paper
We borrow through the commercial paper markets. At May 4, 2013, April 28, 2012 and February 2, 2013, we had outstanding commercial paper borrowings of $377 million, $302 million and $345 million, respectively. ESL held $305 million, $225 million and $285 million, respectively, of our commercial paper at May 4, 2013, April 28, 2012 and February 2, 2013, including$178 million, $123 million and $169 million, respectively, held by Edward S. Lampert. See Note 13 for further discussion of these borrowings.
Debt Ratings
Our corporate family debt ratings at May 4, 2013 appear in the table below:

Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
B3	CCC+	CCC
Domestic Pension Plan Funding
In our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, we disclosed that we expected our contributions to our domestic pension plans to be approximately $352 million in 2013 and $510 million in 2014. The ultimate amount of pension contributions and timing could be affected by changes in the applicable regulations as well as financial market and investment performance.
Recent Accounting Pronouncements
See Part I, Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements,” Note 12 – “Recent Accounting Pronouncements,” for information regarding new accounting pronouncements.
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

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 4, 2013 and April 28, 2012

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
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement our integrated retail strategy; our ability to successfully implement initiatives to improve our liquidity through inventory management and other actions; competitive conditions in the retail and related services industries; worldwide economic conditions and business uncertainty, including the availability of consumer and commercial credit, changes in consumer confidence and spending, the impact of rising fuel prices, and changes in vendor relationships; possible limits on our access to capital markets and other financing sources, including incremental financings under the accordion feature of our domestic credit agreement and additional second lien financings, with respect to which we do not have commitments from our lenders; our ability to successfully achieve our plans to generate liquidity, reduce inventory and reduce fixed costs; whether we choose to pursue, and, if so, our ability to complete, possible strategic alternatives we are exploring, including with respect to our protection agreement business, and possible real estate related transactions such as sales or financings, on terms that are favorable to us, on intended timetables or at all; vendors’ lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our dependence on sources outside the United States for significant amounts of our merchandise; our extensive reliance on computer systems, including legacy systems, to implement our integrated retail strategy, process transactions, summarize results and manage our business, which may be subject to disruptions or security breaches; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business and the transfer of significant internal historical knowledge of such parties; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including product liability claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing and amount of required pension plan funding; and other risks, uncertainties and factors discussed in our most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available.
Certain of these and other factors are discussed in more detail in our filings with the Securities and Exchange Commission and the Annual Report on Form 10-K of Sears Holdings Corporation for the fiscal year ended February 2, 2013, which may be accessed through the Commission's website at www.sec.gov.
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
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. All debt securities and interest-rate derivative instruments are considered non-trading. At May 4, 2013, 47% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at May 4, 2013, which totaled approximately $1.8 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $18 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 4, 2013 and April 28, 2012

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

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Part II, Item 8, “Financial Statements-Notes to Consolidated Financial Statements,” Note 11-“Legal Proceedings,” for additional information regarding legal proceedings, which information is incorporated herein by this reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the first quarter of 2013. During the 13 weeks ended May 4, 2013, we did not repurchase any shares of our common stock under our common share repurchase program. At May 4, 2013, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 3, 2013 to March 2, 2013	14,635	$46.03	—	$—
March 3, 2013 to April 6, 2013	636	50.58	—	$—
April 7, 2013 to May 4, 2013	4,068	51.02	—	$—
Total	19,339	$47.23	—	$—	$503,907,832

(1)	Consists entirely of 19,339 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.

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
Item 4. Mine Safety Disclosures
Not applicable.
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
Accounting Officer

Date: May 23, 2013

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

10.1
2013 Additional Definitions under Sears Holdings Corporation Long-Term Incentive Program (Amended and Restated Effective February 12, 2013) (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K, dated February 12, 2013, filed on February 19, 2013 (File No. 000-51217)).

10.2
Sears Holdings Corporation Cash Long-Term Incentive Plan (Effective February 12, 2013) (incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K, dated February 12, 2013, filed on February 19, 2013 (File No. 000-51217)).

10.3
Sears Holdings Corporation Annual Incentive Plan (Effective February 12, 2013) (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated February 12, 2013, filed on February 19, 2013 (File No. 000-51217)).

10.4
2013 Additional Definitions under Sears Holdings Corporation Annual Incentive Plan (Amended and Restated Effective February 12, 2013) (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K, dated February 12, 2013, filed on February 19, 2013 (File No. 000-51217)).

10.5
Form of Letter from Registrant to Edward S. Lampert relating to employment dated March 18, 2013 (incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (File No. 000-51217))..

10.6
Letter from Registrant to Imran Jooma relating to employment dated February 5, 2013 (incorporated by reference to Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (File No. 000-51217)).

10.7
Letter from Registrant to Dane A. Drobny relating to employment dated February 5, 2013 (incorporated by reference to Exhibit 10.40 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (File No. 000-51217)).

10.8	Sears Holdings Corporation 2013 Stock Plan (incorporated by reference to Appendix A to Registrant's Proxy Statement dated March 28, 2013 (File No. 000-51217)).

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 Weeks Ended May 4, 2013 and April 28, 2012; (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the 13 Weeks Ended May 4, 2013 and April 28, 2012 (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of May 4, 2013, April 28, 2012 and February 2, 2013; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 Weeks Ended May 4, 2013 and April 28, 2012; (v) the Condensed Consolidated Statements of Equity (Unaudited) for the 13 Weeks Ended May 4, 2013 and April 28, 2012; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

___________________

*	Filed herewith.

E-1