Form 10-Q
period 2013-08-03
SEARS HOLDINGS CORP
filed 2013-08-22
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
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
Yes    ☐            No    ☒
As of August 16, 2013, the registrant had 106,469,847 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
REVENUES
Merchandise sales and services	$8,871	$9,467	$17,323	$18,737
COSTS AND EXPENSES
Cost of sales, buying and occupancy	6,685	6,936	12,981	13,639
Selling and administrative	2,291	2,437	4,509	4,882
Depreciation and amortization	187	212	378	414
Impairment charges	—	—	8	—
Gain on sales of assets	(241)	(15)	(255)	(410)
Total costs and expenses	8,922	9,570	17,621	18,525
Operating income (loss)	(51)	(103)	(298)	212
Interest expense	(59)	(65)	(120)	(131)
Interest and investment income	14	9	21	21
Other income (loss)	(1)	1	(1)	1
Income (loss) before income taxes	(97)	(158)	(398)	103
Income tax (expense) benefit	(30)	25	(21)	(42)
Net income (loss)	(127)	(133)	(419)	61
(Income) loss attributable to noncontrolling interests	(67)	1	(54)	(4)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(194)	$(132)	$(473)	$57
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic earnings (loss) per share	$(1.83)	$(1.25)	$(4.46)	$0.54
Diluted earnings (loss) per share	$(1.83)	$(1.25)	$(4.46)	$0.54
Basic weighted average common shares outstanding	106.1	105.9	106.1	105.9
Diluted weighted average common shares outstanding	106.1	105.9	106.1	106.1

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
millions	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income (loss)	$(127)	$(133)	$(419)	$61
Other comprehensive income
Pension and postretirement adjustments, net of tax	48	46	94	92
Deferred gain on derivatives, net of tax	—	3	—	5
Currency translation adjustments, net of tax	(20)	6	(27)	—
Total other comprehensive income	28	55	67	97
Comprehensive income (loss)	(99)	(78)	(352)	158
Comprehensive (income) loss attributable to noncontrolling interests	(61)	1	(47)	(5)
Comprehensive income (loss) attributable to Holdings’ shareholders	$(160)	$(77)	$(399)	$153

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets

	(Unaudited)
millions	August 3, 2013	July 28, 2012	February 2, 2013
ASSETS
Current assets
Cash and cash equivalents	$671	$730	$609
Restricted cash	10	8	9
Accounts receivable	641	569	635
Merchandise inventories	7,708	8,653	7,558
Prepaid expenses and other current assets	470	385	454
Total current assets	9,500	10,345	9,265
Property and equipment, net	5,786	6,341	6,053
Goodwill	379	841	379
Trade names and other intangible assets	2,864	2,907	2,881
Other assets	749	749	762
TOTAL ASSETS	$19,278	$21,183	$19,340
LIABILITIES
Current liabilities
Short-term borrowings(1)	$1,756	$1,176	$1,094
Current portion of long-term debt and capitalized lease obligations	75	154	83
Merchandise payables	2,903	3,088	2,761
Other current liabilities	2,435	2,742	2,683
Unearned revenues	925	962	931
Other taxes	484	535	480
Short-term deferred tax liabilities	382	515	382
Total current liabilities	8,960	9,172	8,414
Long-term debt and capitalized lease obligations(2)	1,911	1,970	1,943
Pension and postretirement benefits	2,539	2,582	2,730
Other long-term liabilities	2,081	2,124	2,126
Long-term deferred tax liabilities	963	839	955
Total Liabilities	16,454	16,687	16,168
Commitments and contingencies
EQUITY
Total Equity	2,824	4,496	3,172
TOTAL LIABILITIES AND EQUITY	$19,278	$21,183	$19,340
(1) Includes $235 million, $150 million and $285 million at August 3, 2013, July 28, 2012 and February 2, 2013, respectively, of unsecured commercial paper held by ESL and its affiliates.
(2) Includes $95 million of senior secured notes and $3 million of subsidiary notes held by ESL and its affiliates at both August 3, 2013 and February 2, 2013. Includes $95 million of senior secured notes and $14 million of subsidiary notes held by ESL and its affiliates at July 28, 2012.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	26 Weeks Ended
millions	August 3, 2013	July 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(419)	$61
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	378	414
Impairment charges	8	—
Gain on sales of assets	(255)	(410)
Pension and postretirement plan contributions	(176)	(164)
Settlement of Canadian dollar hedges	—	6
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	12	32
Merchandise inventories	(183)	(248)
Merchandise payables	157	178
Income and other taxes	(12)	14
Mark-to-market adjustments on Sears Canada foreign exchange forward contracts	(1)	—
Other operating assets	(43)	91
Other operating liabilities	(181)	(46)
Net cash used in operating activities	(715)	(72)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	287	456
Net increase in investments and restricted cash	(1)	(1)
Purchases of property and equipment	(116)	(161)
Net cash provided by investing activities	170	294
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	2	2
Repayments of long-term debt	(46)	(231)
Increase in short-term borrowings, primarily 90 days or less	662	1
Purchase of Sears Canada shares	—	(10)
Net cash provided by (used in) financing activities	618	(238)
Effect of exchange rate changes on cash and cash equivalents	(11)	(1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62	(17)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	609	747
CASH AND CASH EQUIVALENTS, END OF PERIOD	$671	$730
Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$32	$20
Cash interest paid	98	100
Unpaid liability to acquire equipment and software	43	50
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Equity
(Unaudited)

	Equity Attributable to Holdings’ Shareholders
millions	Number of Shares		Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 28, 2012	106		$1	$(5,981)	$10,005	$1,865	$(1,609)	$60	$4,341
Comprehensive income
Net income	—		—	—	—	57	—	4	61
Pension and postretirement adjustments, net of tax	—		—	—	—	—	91	1	92
Deferred gain on derivatives, net of tax	—		—	—	—	—	5	—	5
Total Comprehensive Income									158
Stock awards	—		—	10	(5)	—	—	—	5
Purchase of Sears Canada shares	—		—	—	(3)	—	(1)	(6)	(10)
Associate stock purchase	—		—	2	—	—	—	—	2
Balance at July 28, 2012	106	—	$1	$(5,969)	$9,997	$1,922	$(1,514)	$59	$4,496
Balance at February 2, 2013	106		$1	$(5,970)	$9,298	$885	$(1,459)	$417	$3,172
Comprehensive loss
Net loss	—		—	—	—	(473)	—	54	(419)
Pension and postretirement adjustments, net of tax	—		—	—	—	—	89	5	94
Currency translation adjustments, net of tax	—		—	—	—	—	(15)	(12)	(27)
Total Comprehensive Loss									(352)
Stock awards	—		—	3	(1)	—	—	—	2
Associate stock purchase	—		—	2	—	—	—	—	2
Balance at August 3, 2013	106		$1	$(5,965)	$9,297	$412	$(1,385)	$464	$2,824

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Sears Holdings Corporation (“Holdings”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings (together with its subsidiaries, “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), on March 24, 2005. We are an integrated retailer with 2,036 full-line and specialty retail stores in the United States, operating through Kmart and Sears, and 461 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 51%-owned subsidiary. We have three reportable segments: Kmart, Sears Domestic and Sears Canada.
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
Depreciation Expense
Depreciation expense included within depreciation and amortization expense reported on the Condensed Consolidated Statements of Operations was $181 million, $361 million, $199 million and $388 million for the 13- and 26- week periods ended August 3, 2013 and July 28, 2012, respectively.
Separation of Sears Hometown and Outlet Businesses
On October 11, 2012, we completed the separation of our Sears Hometown and Outlet businesses through a rights offering transaction. We accounted for this separation in accordance with accounting standards applicable to common control transactions as ESL Investments, Inc. (together with its affiliated funds, "ESL"), at the completion of the separation, was a majority shareholder of Holdings and was a majority shareholder of Sears Hometown and Outlet Stores, Inc. ("SHO") as a result of exercising subscription rights pursuant to the rights offering. Accordingly, we classified the difference between the proceeds received and carrying value of net assets contributed to SHO as a reduction of capital in excess of par value in the Consolidated Statement of Equity for the period ended February 2, 2013.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 2 – BORROWINGS
Total borrowings were as follows:

millions	August 3, 2013	July 28, 2012	February 2, 2013
Short-term borrowings:
Unsecured commercial paper	$247	$235	$345
Secured borrowings	1,509	941	749
Long-term debt, including current portion:
Notes and debentures outstanding	1,582	1,668	1,593
Capitalized lease obligations	404	456	433
Total borrowings	$3,742	$3,300	$3,120
The fair value of long-term debt, excluding capitalized lease obligations, was $1.5 billion at August 3, 2013 and $1.4 billion at both July 28, 2012 and February 2, 2013. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 4 to the Condensed Consolidated Financial Statements.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At August 3, 2013, July 28, 2012 and February 2, 2013, we had outstanding commercial paper borrowings of $247 million, $235 million and $345 million, respectively. ESL held $235 million, $150 million and $285 million, respectively, of our commercial paper at August 3, 2013, July 28, 2012 and February 2, 2013, including $143 million, $85 million and $169 million, respectively, held by Edward S. Lampert. See Note 14 for further discussion of these borrowings.
Domestic Credit Agreement
During the first quarter of 2011, we entered into a $3.275 billion amended credit agreement (the “Domestic Credit Agreement”) which expires in April 2016. We view this credit facility as our most cost efficient funding mechanism and therefore use it as a primary source of funding.
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
The Domestic Credit Agreement includes a $1.5 billion letter of credit sub-limit and an uncommitted accordion feature that provides us the flexibility, subject to certain terms and conditions, to use the existing collateral under the credit facility to obtain an aggregate amount of up to $1.0 billion in additional borrowing capacity if we so choose. The Domestic Credit Agreement permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion second lien notes were outstanding at August 3, 2013, providing the Company the capacity to issue up to an additional $760 million in second lien indebtedness. The Domestic Credit Agreement is in place as a funding source for general corporate purposes and is an asset based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Domestic Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability.
The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, is at least 15% and an exception that requires

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

that the restricted payment is funded from cash on hand and not from borrowings under the credit facility. The Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.
At August 3, 2013, July 28, 2012 and February 2, 2013, we had $1.5 billion, $941 million and $749 million, respectively, of borrowings and $680 million, $744 million and $754 million, respectively, of letters of credit outstanding under the Domestic Credit Agreement. As a result, our availability under the agreement was $1.1 billion at August 3, 2013, $1.6 billion at July 28, 2012 and $1.8 billion at February 2, 2013. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
Senior Secured Notes
In October 2010, we sold $1 billion aggregate principal amount of senior secured notes (the “Notes”), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company’s domestic pension plan in a private placement, of which approximately $110 million remains in the domestic pension plan. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the “Collateral”). The lien that secures the Notes is junior in priority to the lien on such assets that secures obligations under the Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under our domestic credit facility on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Notes at a premium based on the “Treasury Rate” as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.
Sears Canada Credit Agreement
In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on inventory and credit card receivables. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At August 3, 2013, July 28, 2012 and February 2, 2013, we had no borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $530 million ($551 million Canadian), $542 million ($545 million Canadian) and $503 million ($502 million Canadian), respectively, at August 3, 2013, July 28, 2012 and February 2, 2013. The current availability may be reduced by reserves currently estimated by the Company to be approximately $262 million which may be applied by the lenders at their discretion pursuant to the Credit Facility agreement. As a result of judicial developments relating to the priorities of pension liability relative to certain secured obligations, Sears Canada has executed an amendment to the Sears Canada Credit Facility which would provide additional security to lenders, with respect to the Company's unfunded pension liability by pledging certain real estate assets as collateral thereby partially reducing the potential reserve amounts by up to $150 million. The potential additional reserve amount may increase or decrease in the future based on estimated net pension liabilities.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears utilizes two securitization structures to issue specific securities in which Sears Re invests its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 125 full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued securities that are secured by the mortgages and collateral assignments of the store leases. Sears Re and two other indirect wholly owned subsidiaries of Holdings own $1.3 billion (par value) of these mortgage-backed securities. Payments to Sears Re on these securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore®, Craftsman® and DieHard® trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to Sears Re on these asset-backed securities are funded by the royalty payments. The issuers of these mortgage-backed and asset-backed securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. Since the inception of the REMIC and KCD IP, LLC, these mortgage-backed and asset-backed securities have been entirely held by our wholly owned consolidated subsidiaries in support of our insurance activities. At August 3, 2013, July 28, 2012 and February 2, 2013, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.7 billion at August 3, 2013, and approximately $0.8 billion at both July 28, 2012 and February 2, 2013.
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
NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS
We primarily use derivatives as a risk management tool to decrease our exposure to fluctuations in the foreign currency market, and do not use derivative financial instruments for trading or speculative purposes. Sears Canada is exposed to fluctuations in foreign currency exchange rates due to inventory purchase contracts denominated in U.S. dollars.
During the second quarter of 2013, Sears Canada entered into $165 million notional amount of foreign exchange forward contracts. These forward contracts are used to reduce the foreign exchange risk with respect to U.S. dollar denominated assets and liabilities and purchases of goods or services.
Sears Canada has merchandise purchase contracts denominated in U.S. currency. The merchandise purchase contracts are considered embedded derivatives under relevant accounting rules.
We record mark-to-market adjustments for the fair value of forward contracts and embedded derivatives at the end of each period. Changes in the fair value of any derivatives that are not designated as hedges are recorded in earnings each period. Sears Canada mitigates the risk of foreign currency exchange rates by entering into foreign exchange forward contracts. Since the Company's functional currency is the U.S. dollar, we are not directly exposed

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

to the risk of exchange rate changes due to Sears Canada's contracts, and therefore we do not account for these instruments as a hedge of our foreign currency exposure risk.
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
Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities and domestic cash and cash equivalents are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt is disclosed in Note 2 to the Condensed Consolidated Financial Statements. The following tables provide the fair value measurement amounts for other financial assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value at August 3, 2013, July 28, 2012 and February 2, 2013:

millions	Total Fair Value Amounts at August 3, 2013	Level 1	Level 2	Level 3
Cash equivalents(1)	$211	$211	$—	$—
Restricted cash(2)	10	10	—	—
Foreign currency derivative assets(3)	1	—	1	—
Foreign currency derivative liabilities(4)	(1)	—	(1)	—
Total	$221	$221	$—	$—

millions	Total Fair Value Amounts at July 28, 2012	Level 1	Level 2	Level 3
Cash equivalents(1)	$274	$274	$—	$—
Restricted cash(2)	8	8	—	—
Total	$282	$282	$—	$—

millions	Total Fair Value Amounts at February 2, 2013	Level 1	Level 2	Level 3
Cash equivalents(1)	$181	$181	$—	$—
Restricted cash(2)	9	9	—	—
Total	$190	$190	$—	$—

(1)	Included within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

(2)	Included within Restricted cash on the Condensed Consolidated Balance Sheets.

(3)	Included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

(4)	Included within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
NOTE 5 – SEARS CANADA
Sears Holdings Ownership of Sears Canada
At both August 3, 2013 and February 2, 2013, Sears Holdings was the beneficial holder of approximately 52 million, or 51%, of the common shares of Sears Canada. At July 28, 2012, Sears Holdings was the beneficial holder of approximately 97 million, or 96%, of the common shares of Sears Canada.
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
Sears Canada Share Repurchases
During the second quarter of 2013, Sears Canada renewed its Normal Course Issuer Bid with the Toronto Stock Exchange that permits it to purchase for cancellation up to 5% of its issued and outstanding common shares, representing approximately 5.1 million common shares. The purchase authorization expires on May 23, 2014 or on such earlier date as Sears Canada may complete its purchases pursuant to the Normal Course Issuer bid. There were no share purchases during the 13- and 26-week periods ended August 3, 2013. As part of a Normal Course Issuer Bid in place for the period from May 25, 2011 to May 24, 2012, and canceled, Sears Canada purchased and canceled approximately 0.7 million common shares for $7 million and approximately 0.9 million common shares for $10 million during the 13- and 26-week periods ended July 28, 2012, respectively.
NOTE 6 – STORE CLOSING COSTS, IMPAIRMENTS AND REAL ESTATE TRANSACTIONS
Store Closing Costs and Severance
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that we believe can be realized through sub-leasing the leased space. During the second quarter of 2013 we closed 16 stores in our Kmart segment and 10 stores in our Sears Domestic segment we previously announced would close. During the first half of 2013, we closed 27 stores in our Kmart segment and 10 stores in our Sears Domestic segment we previously announced would close, and recorded charges for the related lease obligations of $1 million for 4 of these stores at Kmart.
During the second quarter of 2012, we closed 29 stores in our Kmart segment and 41 stores in our Sears Domestic segment we previously announced would close, and recorded charges for the related lease obligations of $8 million for 22 of these stores at Kmart and $8 million for 29 of these stores at Sears Domestic. During the first half of 2012 we closed 52 stores in our Kmart segment and 125 stores in our Sears Domestic segment we previously announced would close, and recorded charges for the related lease obligations of $11 million for 36 of these stores at Kmart and $39 million for 46 of these stores at Sears Domestic.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

We made the decision to close 12 stores in our Kmart segment and 6 stores in our Sears Domestic segment during the second quarter of 2013, and 25 stores in our Kmart segment and 12 stores in our Sears Domestic segment during the first half of 2013.
Store closing costs recorded for the 13- and 26- week periods ended August 3, 2013 and July 28, 2012 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$4	$1	$—	$3	$—	$8
Sears Domestic	3	1	(3)	1	1	3
Total for the 13-week period ended August 3, 2013	$7	$2	$(3)	$4	$1	$11

Kmart	$—	$—	$8	$—	$1	$9
Sears Domestic	—	—	8	—	6	14
Sears Canada	—	2	—	—	—	2
Total for the 13-week period ended July 28, 2012	$—	$2	$16	$—	$7	$25

Kmart	$9	$2	$(1)	$6	$1	$17
Sears Domestic	6	2	(6)	3	9	14
Sears Canada	—	2	—	—	—	2
Total for the 26-week period ended August 3, 2013	$15	$6	$(7)	$9	$10	$33

Kmart	$—	$—	$11	$—	$1	$12
Sears Domestic	—	—	39	—	6	45
Sears Canada	—	2	—	—	—	2
Total for the 26-week period ended July 28, 2012	$—	$2	$50	$—	$7	$59

(1)	Recorded within Cost of sales, buying and occupancy on the Condensed Consolidated Statements of Operations.

(2)
Recorded within Selling and administrative on the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)
Costs for the 26- week period ended August 3, 2013 include $8 million recorded within Impairment charges and $2 million recorded within Depreciation and amortization on the Condensed Consolidated Statements of Operations. Costs for the 13- week period ended August 3, 2013 and the 13- week and 26- week periods ended July 28, 2012 are recorded within Depreciation and amortization on the Condensed Consolidated Statements of Operations.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Store closing cost accruals of $157 million, $165 million and $193 million at August 3, 2013, July 28, 2012 and February 2, 2013, respectively, were as follows:

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at July 28, 2012	$21	$123	$21	$165
Store closing costs	29	25	7	61
Payments/utilizations	(9)	(10)	(14)	(33)
Balance at February 2, 2013	41	138	14	193
Store closing costs	6	(7)	9	8
Payments/utilizations	(24)	(12)	(8)	(44)
Balance at August 3, 2013	$23	$119	$15	$157
Real Estate Transactions
During the second quarter of 2013, we recorded gains on the sales of assets of $235 million in connection with real estate transactions which included a gain of $180 million recognized on the amendment and early termination of the leases on two properties operated by Sears Canada for which Sears Canada received $191 million Canadian in cash proceeds. Gains on sales of assets recorded in the second quarter of 2013 also included gains of $55 million related to the sale of a store previously operated under The Great Indoors format, two Sears Full-line stores and one Kmart store.
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
In connection with these transactions, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in periods ranging up to 23 months from the date of closing.
NOTE 7 – EQUITY
 Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	August 3, 2013	July 28, 2012	February 2, 2013
Pension and postretirement adjustments (net of tax of $(441), $(489) and $(443), respectively)	$(1,319)	$(1,485)	$(1,408)
Currency translation adjustments (net of tax of $(40), $(27) and $(39), respectively)	(66)	(29)	(51)
Accumulated other comprehensive loss	$(1,385)	$(1,514)	$(1,459)
Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.
Accumulated other comprehensive loss attributable to noncontrolling interests at August 3, 2013, July 28, 2012, and February 2, 2013 was $71 million, $7 million and $64 million, respectively.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Income Tax Expense Allocated to Each Component of Other Comprehensive Income (Loss)
Income tax expense allocated to each component of other comprehensive income (loss) was as follows:

	13 Weeks Ended August 3, 2013			13 Weeks Ended July 28, 2012
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income (loss)
Pension and postretirement adjustments(1)	$49	$(1)	$48	$47	$(1)	$46
Deferred gain on derivatives	—	—	—	3	—	3
Currency translation adjustments	(20)	—	(20)	5	1	6
Total other comprehensive income (loss)	$29	$(1)	$28	$55	$—	$55

	26 Weeks Ended August 3, 2013			26 Weeks Ended July 28, 2012
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income (loss)
Pension and postretirement adjustments(1)	$97	$(3)	$94	$95	$(3)	$92
Deferred gain on derivatives	—	—	—	5	—	5
Currency translation adjustments	(28)	1	(27)	(1)	1	—
Total other comprehensive income (loss)	$69	$(2)	$67	$99	$(2)	$97

(1)	Included in the computation of net periodic benefit expense. See Note 8 to the Condensed Consolidated Financial Statements.
Share Repurchase Program
During the 13- and 26- week periods ended August 3, 2013 and July 28, 2012, we repurchased no shares of our common stock under our common share repurchase program. At August 3, 2013, we had approximately $504 million of remaining authorization under our common share repurchase program.
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

	13 Weeks Ended		26 Weeks Ended
millions	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Components of net periodic expense:
Interest cost	$75	$96	$150	$192
Expected return on plan assets	(77)	(93)	(154)	(186)
Amortization of experience losses	49	47	97	95
Net periodic expense	$47	$50	$93	$101
Contributions
During the 13- and 26- week periods ended August 3, 2013, we made total contributions of $87 million and $176 million, respectively, to our pension and postretirement plans. During the 13- and 26- week periods ended July 28, 2012, we made total contributions of $78 million and $164 million, respectively, to our pension and postretirement plans. We anticipate making aggregate contributions to our domestic and Canadian defined benefit and postretirement plans of approximately $244 million over the remainder of 2013.
NOTE 9 – INCOME TAXES
We had gross unrecognized tax benefits of $142 million at August 3, 2013, and $161 million at both July 28, 2012 and February 2, 2013. Of the amount at August 3, 2013, $86 million, would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13- and 26- week periods ended August 3, 2013, gross unrecognized tax benefits decreased by $9 million and $19 million, respectively, due to foreign and state audit activity. During the 26-week period ended July 28, 2012, gross unrecognized tax benefits decreased by $31 million due to federal, foreign, and state audit activity. We expect that our unrecognized tax benefits could decrease by as much as $22 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At August 3, 2013, July 28, 2012, and February 2, 2013, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $51 million ($35 million net of federal benefit), $58 million ($39 million net of federal benefit), and $57 million ($39 million net of federal benefit), respectively. The total amount of net interest income recognized as part of income tax benefit in our Condensed Consolidated Statements of Operations was $2 million and $4 million (net of federal benefit) for the 13- and 26- week periods ended August 3, 2013, respectively.
We file income tax returns in the United States, as well as various foreign jurisdictions. The IRS has completed its examination of Holdings’ federal income tax returns through 2009, and all matters have been resolved except one issue in the 2008 and 2009 returns for which we are currently working with the IRS Appeals. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2002 through 2011, and Kmart is under examination by such jurisdictions for the years 2003 through 2011.
At the end of 2012, we had a federal and state net operating loss (“NOL”) deferred tax asset of $722 million, which will expire predominately between 2019 and 2033. We have federal credit carryforwards of $605 million, which will expire between 2015 and 2033.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

At February 2, 2013, we had a valuation allowance of $2.7 billion to record only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance as the year progresses for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset. At the end of 2012, we had a state separate entity deferred tax asset of $145 million. In the event the Company does not achieve its forecasted results for the remainder of 2013, an additional valuation allowance may be required.
The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. For the second quarter of 2013, our effective income tax rate was an expense of 30.9% primarily due to not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the second quarter of 2013 benefited from favorable audit settlements and the lower tax on the Sears Canada gain on sales of assets.
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
Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States and Canada. The merchandise and service categories are as follows:

(i)	Hardlines—consists of appliances, consumer electronics, lawn & garden, tools & hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women’s, men’s, kids, footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore; and

(iv)	Service and Other—includes repair, installation and automotive service and extended contract revenue as well as revenues earned in connection with our agreements with SHO.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	13 Weeks Ended August 3, 2013
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$977	$2,458	$484	$3,919
Apparel and Soft Home	1,003	1,120	387	2,510
Food and Drug	1,169	3	—	1,172
Service and Other	19	1,202	49	1,270
Total merchandise sales and services	3,168	4,783	920	8,871
Costs and expenses
Cost of sales, buying and occupancy	2,459	3,544	682	6,685
Selling and administrative	747	1,301	243	2,291
Depreciation and amortization	33	129	25	187
Gain on sales of assets	(15)	(45)	(181)	(241)
Total costs and expenses	3,224	4,929	769	8,922
Operating income (loss)	$(56)	$(146)	$151	$(51)
Total assets	$4,291	$12,602	$2,385	$19,278
Capital expenditures	$4	$47	$5	$56

	13 Weeks Ended July 28, 2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$1,033	$3,129	$577	$4,739
Apparel and Soft Home	1,024	1,195	406	2,625
Food and Drug	1,297	12	—	1,309
Service and Other	20	726	48	794
Total merchandise sales and services	3,374	5,062	1,031	9,467
Costs and expenses
Cost of sales, buying and occupancy	2,586	3,611	739	6,936
Selling and administrative	763	1,389	285	2,437
Depreciation and amortization	38	149	25	212
Gain on sales of assets	(9)	(5)	(1)	(15)
Total costs and expenses	3,378	5,144	1,048	9,570
Operating loss	$(4)	$(82)	$(17)	$(103)
Total assets	$4,637	$13,736	$2,810	$21,183
Capital expenditures	$35	$26	$20	$81

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	26 Weeks Ended August 3, 2013
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$1,875	$4,641	$925	$7,441
Apparel and Soft Home	1,996	2,285	741	5,022
Food and Drug	2,359	6	—	2,365
Service and Other	41	2,358	96	2,495
Total merchandise sales and services	6,271	9,290	1,762	17,323
Costs and expenses
Cost of sales, buying and occupancy	4,857	6,837	1,287	12,981
Selling and administrative	1,460	2,556	493	4,509
Depreciation and amortization	66	262	50	378
Impairment charges	—	8	—	8
Gain on sales of assets	(28)	(46)	(181)	(255)
Total costs and expenses	6,355	9,617	1,649	17,621
Operating income (loss)	$(84)	$(327)	$113	$(298)
Total assets	$4,291	$12,602	$2,385	$19,278
Capital expenditures	$25	$76	$15	$116

	26 Weeks Ended July 28, 2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$2,001	$6,104	$1,071	$9,176
Apparel and Soft Home	2,086	2,452	772	5,310
Food and Drug	2,659	23	—	2,682
Service and Other	43	1,421	105	1,569
Total merchandise sales and services	6,789	10,000	1,948	18,737
Costs and expenses
Cost of sales, buying and occupancy	5,151	7,098	1,390	13,639
Selling and administrative	1,515	2,804	563	4,882
Depreciation and amortization	71	292	51	414
Gain on sales of assets	(14)	(233)	(163)	(410)
Total costs and expenses	6,723	9,961	1,841	18,525
Operating income	$66	$39	$107	$212
Total assets	$4,637	$13,736	$2,810	$21,183
Capital expenditures	$67	$58	$36	$161

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 11 – SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at August 3, 2013, July 28, 2012 and February 2, 2013 consisted of the following:

millions	August 3, 2013	July 28, 2012	February 2, 2013
Unearned revenues	$858	$791	$843
Self-insurance reserves	705	735	714
Other	518	598	569
Total	$2,081	$2,124	$2,126
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
NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. The update will be effective for the Company in the first quarter of 2014 and is not expected to have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.
Disclosures about Reclassification Adjustments out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update was effective and adopted by the Company in the first quarter of 2013 and impacted the Company’s disclosures, but otherwise did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.
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
Disclosures about Offsetting Assets and Liabilities
In December 2011, the FASB issued an accounting standards update which requires disclosures of gross and net information about financial derivative instruments eligible for offset in the statement of financial position or subject to a master netting agreement. In January 2013, the FASB issued an accounting standards update which narrows the scope of the disclosure requirements to derivatives, securities borrowings, and securities lending transactions that are either offset or subject to a master netting arrangement. This update was effective for and adopted by the Company in the first quarter of 2013 and impacted the Company’s disclosures, but otherwise did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.
NOTE 14 – RELATED PARTY DISCLOSURE
Investment of Surplus Cash
Our Board has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf, other than Mr. Lampert's compensation as our Chief Executive Officer. ESL beneficially owned approximately 55% of our outstanding common stock at August 3, 2013.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

suppliers for which the Company is a substantial customer representing over 10% of such companies’ revenues, but excluding investments of ESL that were existing as of May 23, 2005.
Unsecured Commercial Paper
During the first half of 2013 and 2012, ESL and its affiliates purchased unsecured commercial paper issued by Sears Roebuck Acceptance Corp. (“SRAC”), an indirect wholly owned subsidiary of Sears Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate, and principal amount outstanding was 30.6 days, 2.78% and $273 million and 27.4 days, 1.82% and $197 million, respectively, in the first half of 2013 and 2012. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2013 was $305 million and the aggregate amount of interest paid by SRAC to ESL during the first half of 2013 was $4 million. ESL held $235 million, $150 million and $285 million, respectively, in principal amount of commercial paper at August 3, 2013, July 28, 2012 and February 2, 2013, which included $143 million, $85 million and $169 million, respectively, held by Mr. Lampert. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
Senior Secured Notes
In 2011, Mr. Lampert and ESL purchased an aggregate of $95 million of principal amount of the Company’s 6 5/8% Senior Secured Notes due 2018 (the "6 5/8% Notes") and $10 million of principal amount of unsecured notes issued by SRAC and another indirect wholly owned subsidiary of Sears Holdings, Sears DC Corp. (the “Subsidiary Notes”). The Subsidiary Notes issued by Sears DC Corp. matured in 2012. At both August 3, 2013 and February 2, 2013, Mr. Lampert and ESL held an aggregate of $95 million of principal amount of 6 5/8% Notes and $1 million and $2 million, respectively, of principal amount of Subsidiary Notes. At July 28, 2012, Mr. Lampert and ESL held an aggregate of $95 million of principal amount of 6 5/8% Notes and $4 million and $10 million, respectively, of principal amount of Subsidiary Notes.
Trade Receivable Put Agreements
On January 26, 2012, ESL entered into an agreement with a financial institution to acquire from the financial institution an undivided participating interest in a certain percentage of its rights and obligations under trade receivable put agreements that were entered into with certain vendors of the Company. These agreements generally provide that, in the event of a bankruptcy filing by the Company, the financial institution will purchase such vendors’ accounts receivable arising from the sale of goods or services to the Company. ESL may from time to time choose to purchase an 80% undivided participating interest in the rights and obligations primarily arising under future trade receivable put agreements that the financial institution enters into with our vendors during the term of its agreement. The Company is neither a party nor will it become a party to any of these agreements. At August 3, 2013, July 28, 2012 and February 2, 2013, ESL held a participation interest totaling $97 million, $180 million and $234 million, respectively, in the financial institution’s agreements relating to the Company.
Sears Canada
ESL directly owns approximately 28% of the outstanding common shares of Sears Canada.
SHO
Holdings, and certain of its subsidiaries, engage in transactions with SHO pursuant to various agreements with SHO which, among other things, (1) govern the principal transactions relating to the rights offering and certain aspects of our relationship with SHO following the separation, (2) establish terms under which Holdings and certain of its subsidiaries will provide SHO with services, and (3) establish terms pursuant to which Holdings and certain of its subsidiaries will obtain merchandise for SHO. ESL owns approximately 48% of the outstanding common stock of SHO (based on publicly available information as of June 10, 2013).
These agreements were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of the separation. The Company believes that the methods by which costs are allocated are reasonable and

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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

•	SHO receives commissions from the Company for the sale of merchandise made through www.sears.com, extended service agreements, delivery and handling services and credit revenues.

•	The Company provides SHO with shared corporate services. These services include accounting and finance, human resources, information technology and real estate.
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At August 3, 2013 and February 2, 2013, Holdings reported a net amount receivable from SHO of $77 million and $79 million, respectively, in the Accounts receivable line of the Condensed Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $451 million and $885 million, respectively, and the net amounts SHO earned related to commissions were $24 million and $63 million, respectively, for the 13- and 26- week periods ended August 3, 2013. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 for further information related to these guarantees.
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
NOTE 15 – GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At August 3, 2013, the principal amount outstanding of the Company’s 6 5/8% senior secured notes due 2018 was $1.24 billion. These notes were issued in 2010 by Sears Holdings Corporation (“Parent”). The notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by SRAC (the “guarantor subsidiaries”). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at August 3, 2013, July 28, 2012 and February 2, 2013, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Income (Loss) for the 13-and 26- week periods ended August 3, 2013 and July 28, 2012, and the Condensed Consolidating Statements of Cash flows for the 26-week periods ended August 3, 2013 and July 28, 2012 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
The following condensed consolidated financial statements had total assets and total liabilities of approximately $670 million and $125 million, respectively, at July 28, 2012 attributable to the Sears Hometown and Outlet businesses. Merchandise sales and services included revenues of approximately $645 million and $1.3 billion, respectively, from the Sears Hometown and Outlet businesses for the 13- and 26- week periods ended July 28, 2012. Net income (loss) attributable to Holdings' shareholders included net income of approximately $21 million and $42 million, respectively, from the Sears Hometown and Outlet businesses for the 13- and 26- week periods ended July 28, 2012. The financial information for the Sears Hometown and Outlet businesses is reflected within the guarantor subsidiaries balances for this period. The condensed consolidated financial information at and for the period ended August 3, 2013 reflects the effects of the separation of SHO.
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
Condensed Consolidating Balance Sheet
August 3, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$336	$335	$—	$671
Intercompany receivables	—	—	26,087	(26,087)	—
Accounts receivable	—	530	111	—	641
Merchandise inventories	—	6,856	852	—	7,708
Prepaid expenses and other current assets	92	1,093	470	(1,175)	480
Total current assets	92	8,815	27,855	(27,262)	9,500
Total property and equipment, net	—	4,241	1,545	—	5,786
Goodwill and intangible assets	—	955	2,288	—	3,243
Other assets	15	227	2,905	(2,398)	749
Investment in subsidiaries	15,822	25,301	—	(41,123)	—
TOTAL ASSETS	$15,929	$39,539	$34,593	$(70,783)	$19,278
Current liabilities
Short-term borrowings	$—	$1,756	$—	$—	$1,756
Current portion of long-term debt and capitalized lease obligations	—	60	15	—	75
Merchandise payables	—	2,530	373	—	2,903
Intercompany payables	12,442	13,645	—	(26,087)	—
Short-term deferred tax liabilities	3	412	—	(33)	382
Other current liabilities	26	2,405	2,555	(1,142)	3,844
Total current liabilities	12,471	20,808	2,943	(27,262)	8,960
Long-term debt and capitalized lease obligations	1,237	2,923	101	(2,350)	1,911
Pension and postretirement benefits	—	2,150	389	—	2,539
Long-term deferred tax liabilities	—	8	889	66	963
Other long-term liabilities	—	826	1,508	(253)	2,081
Total Liabilities	13,708	26,715	5,830	(29,799)	16,454
EQUITY
Shareholder’s equity	2,221	12,824	28,763	(41,448)	2,360
Noncontrolling interest	—	—	—	464	464
Total Equity	2,221	12,824	28,763	(40,984)	2,824
TOTAL LIABILITIES AND EQUITY	$15,929	$39,539	$34,593	$(70,783)	$19,278

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended August 3, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$8,030	$1,780	$(939)	$8,871
Cost of sales, buying and occupancy	—	6,121	1,037	(473)	6,685
Selling and administrative	1	2,219	537	(466)	2,291
Depreciation and amortization	—	142	45	—	187
Gain on sales of assets	—	(60)	(181)	—	(241)
Total costs and expenses	1	8,422	1,438	(939)	8,922
Operating income (loss)	(1)	(392)	342	—	(51)
Interest expense	(55)	(90)	(22)	108	(59)
Interest and investment income	—	10	112	(108)	14
Other loss	—	—	(1)	—	(1)
Income (loss) before income taxes	(56)	(472)	431	—	(97)
Income tax (expense) benefit	—	37	(67)	—	(30)
Equity (deficit) in earnings in subsidiaries	(71)	281	—	(210)	—
Net income (loss)	(127)	(154)	364	(210)	(127)
Income attributable to noncontrolling interests	—	—	—	(67)	(67)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(127)	$(154)	$364	$(277)	$(194)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended July 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$8,422	$1,944	$(899)	$9,467
Cost of sales, buying and occupancy	—	6,276	1,103	(443)	6,936
Selling and administrative	1	2,287	605	(456)	2,437
Depreciation and amortization	—	163	49	—	212
Gain on sales of assets	—	(14)	(1)	—	(15)
Total costs and expenses	1	8,712	1,756	(899)	9,570
Operating income (loss)	(1)	(290)	188	—	(103)
Interest expense	(56)	(95)	(27)	113	(65)
Interest and investment income	—	9	113	(113)	9
Other income	—	—	1	—	1
Income (loss) before income taxes	(57)	(376)	275	—	(158)
Income tax (expense) benefit	20	53	(48)	—	25
Equity (deficit) in earnings in subsidiaries	(96)	144	—	(48)	—
Net income (loss)	(133)	(179)	227	(48)	(133)
Loss attributable to noncontrolling interests	—	—	—	1	1
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(133)	$(179)	$227	$(47)	$(132)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 26 Weeks Ended August 3, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$15,608	$3,475	$(1,760)	$17,323
Cost of sales, buying and occupancy	—	11,888	1,949	(856)	12,981
Selling and administrative	1	4,306	1,106	(904)	4,509
Depreciation and amortization	—	286	92	—	378
Impairment charges	—	8	—	—	8
Gain on sales of assets	—	(74)	(181)	—	(255)
Total costs and expenses	1	16,414	2,966	(1,760)	17,621
Operating income (loss)	(1)	(806)	509	—	(298)
Interest expense	(110)	(184)	(48)	222	(120)
Interest and investment income	—	19	224	(222)	21
Other loss	—	—	(1)	—	(1)
Income (loss) before income taxes	(111)	(971)	684	—	(398)
Income tax (expense) benefit	—	86	(107)	—	(21)
Equity (deficit) in earnings in subsidiaries	(308)	408	—	(100)	—
Net income (loss)	(419)	(477)	577	(100)	(419)
Income attributable to noncontrolling interests	—	—	—	(54)	(54)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(419)	$(477)	$577	$(154)	$(473)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 26 Weeks Ended July 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$16,732	$3,770	$(1,765)	$18,737
Cost of sales, buying and occupancy	—	12,375	2,133	(869)	13,639
Selling and administrative	1	4,570	1,207	(896)	4,882
Depreciation and amortization	—	316	98	—	414
Gain on sales of assets	—	(247)	(163)	—	(410)
Total costs and expenses	1	17,014	3,275	(1,765)	18,525
Operating income (loss)	(1)	(282)	495	—	212
Interest expense	(112)	(191)	(54)	226	(131)
Interest and investment income	—	20	227	(226)	21
Other income	—	—	1	—	1
Income (loss) before income taxes	(113)	(453)	669	—	103
Income tax (expense) benefit	39	35	(116)	—	(42)
Equity in earnings in subsidiaries	135	388	—	(523)	—
Net income (loss)	61	(30)	553	(523)	61
Income attributable to noncontrolling interests	—	—	—	(4)	(4)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$61	$(30)	$553	$(527)	$57

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended August 3, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(127)	$(154)	$364	$(210)	$(127)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	42	6	—	48
Currency translation adjustments, net of tax	—	—	(20)	—	(20)
Unrealized net loss, net of tax	—	(3)	(100)	103	—
Total other comprehensive income (loss)	—	39	(114)	103	28
Comprehensive income (loss)	(127)	(115)	250	(107)	(99)
Comprehensive income attributable to noncontrolling interests	—	—	—	(61)	(61)
Comprehensive income (loss) attributable to Holdings’ shareholders	$(127)	$(115)	$250	$(168)	$(160)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended July 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(133)	$(179)	$227	$(48)	$(133)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	42	4	—	46
Deferred gain on derivatives, net of tax	3	—	—	—	3
Currency translation adjustments, net of tax	23	—	(17)	—	6
Unrealized net loss, net of tax	—	(269)	(96)	365	—
Total other comprehensive income (loss)	26	(227)	(109)	365	55
Comprehensive income (loss)	(107)	(406)	118	317	(78)
Comprehensive loss attributable to noncontrolling interests	—	—	—	1	1
Comprehensive income (loss) attributable to Holdings’ shareholders	$(107)	$(406)	$118	$318	$(77)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 26 Weeks Ended August 3, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(419)	$(477)	$577	$(100)	$(419)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	84	10	—	94
Currency translation adjustments, net of tax	—	—	(27)	—	(27)
Unrealized net loss, net of tax	—	(2)	(44)	46	—
Total other comprehensive income (loss)	—	82	(61)	46	67
Comprehensive income (loss)	(419)	(395)	516	(54)	(352)
Comprehensive income attributable to noncontrolling interests	—	—	—	(47)	(47)
Comprehensive income (loss) attributable to Holdings’ shareholders	$(419)	$(395)	$516	$(101)	$(399)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 26 Weeks Ended July 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$61	$(30)	$553	$(523)	$61
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	83	9	—	92
Deferred gain on derivatives, net of tax	5	—	—	—	5
Currency translation adjustments, net of tax	6	—	(6)	—	—
Unrealized net loss, net of tax	—	(269)	(96)	365	—
Total other comprehensive income (loss)	11	(186)	(93)	365	97
Comprehensive income (loss)	72	(216)	460	(158)	158
Comprehensive income attributable to noncontrolling interests	—	—	—	(5)	(5)
Comprehensive income (loss) attributable to Holdings’ shareholders	$72	$(216)	$460	$(163)	$153

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended August 3, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(1,213)	$498	$—	$(715)
Proceeds from sales of property and investments	—	100	187	—	287
Net increase in investments and restricted cash	—	—	(1)	—	(1)
Purchases of property and equipment	—	(101)	(15)	—	(116)
Net investing with Affiliates	—	—	45	(45)	—
Net cash provided by (used in) investing activities	—	(1)	216	(45)	170
Proceeds from debt issuances	—	—	2	—	2
Repayments of long-term debt	—	(39)	(7)	—	(46)
Increase in short-term borrowings, primarily 90 days or less	—	662	—	—	662
Intercompany dividend	257	21	(278)	—	—
Net borrowing with Affiliates	(257)	586	(374)	45	—
Net cash provided by (used in) financing activities	—	1,230	(657)	45	618
Effect of exchange rate changes on cash and cash equivalents	—	—	(11)	—	(11)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	16	46	—	62
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	320	289	—	609
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$336	$335	$—	$671

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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 2, 2013.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of 2,036 full-line and specialty retail stores in the United States, operating through Kmart and Sears, and 461 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 51%-owned subsidiary. Further, we operate a number of websites under the Sears.com and Kmart.com banners which offer approximately 90 million products and provide the capability for our customers to engage in cross-channel transactions such as buy online/pick-up in store; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your WayTM, a social shopping experience where members have the ability to earn points, receive additional benefits and interact/shop with each other through shopyourway.com. Our Shop Your Way membership program is continuing to gain traction with our members as members continue to engage in all aspects of our program, including points and other program benefits. The Company is the leading home appliance retailer as well as a leader in tools, lawn and garden, fitness equipment and automotive repair and maintenance. Key proprietary brands include Kenmore®, Craftsman® and DieHard®. We also maintain a broad apparel offering including such well-known labels as Lands' End®, the Kardashian Kollection, Jaclyn Smith, Joe Boxer, Sandra Lee and Levi's, as well as Sofia by Sofia Vergara and the Country Living Home Collection. We are the nation's largest provider of home services, with more than 14 million service calls made annually.
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
REVENUES
Merchandise sales and services	$8,871	$9,467	$17,323	$18,737
COSTS AND EXPENSES
Cost of sales, buying and occupancy	6,685	6,936	12,981	13,639
Gross margin dollars	2,186	2,531	4,342	5,098
Gross margin rate	24.6%	26.7%	25.1%	27.2%
Selling and administrative	2,291	2,437	4,509	4,882
Selling and administrative expense as a percentage of total revenues	25.8%	25.7%	26.0%	26.1%
Depreciation and amortization	187	212	378	414
Impairment charges	—	—	8	—
Gain on sales of assets	(241)	(15)	(255)	(410)
Total costs and expenses	8,922	9,570	17,621	18,525
Operating income (loss)	(51)	(103)	(298)	212
Interest expense	(59)	(65)	(120)	(131)
Interest and investment income	14	9	21	21
Other income (loss)	(1)	1	(1)	1
Income (loss) before income taxes	(97)	(158)	(398)	103
Income tax (expense) benefit	(30)	25	(21)	(42)
Net income (loss)	(127)	(133)	(419)	61
(Income) loss attributable to noncontrolling interests	(67)	1	(54)	(4)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(194)	$(132)	$(473)	$57
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic earnings (loss) per share	$(1.83)	$(1.25)	$(4.46)	$0.54
Diluted earnings (loss) per share	$(1.83)	$(1.25)	$(4.46)	$0.54
Basic weighted average common shares outstanding	106.1	105.9	106.1	105.9
Diluted weighted average common shares outstanding	106.1	105.9	106.1	106.1
References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales amounts include online sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a benefit of approximately 75 basis points and 80 basis points to total domestic comparable store sales for the second quarter and first half of 2013, respectively. In addition, comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a negative impact of approximately 60 basis points and a benefit of approximately 10 basis points, for the second quarter and first half of 2013, respectively.
Our fiscal 2013 second quarter was comprised of the 13-week period ended August 3, 2013, while our fiscal 2012 second quarter was comprised of the 13-week period ended July 28, 2012. This one week shift in sales had no impact on the domestic comparable store sales results reported herein due to the fact that for purposes of reporting domestic comparable store sales for the second quarter, weeks 14 through 26 for fiscal 2013 have been compared to weeks 15 through 27 of fiscal year 2012, thereby eliminating the impact of the one week shift.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Net Income (Loss) Attributable to Holdings’ Shareholders, Adjusted EBITDA and Adjusted Earnings (Loss) per Share
We recorded a net loss attributable to Holdings’ shareholders for the second quarter of $194 million, or $1.83 loss per diluted share and $132 million, or $1.25 loss per diluted share for 2013 and 2012, respectively. We recorded a net loss attributable to Holdings' shareholders for the first half of 2013 of $473 million, or $4.46 loss per diluted share, and net income attributable to Holdings' shareholders of $57 million, or $0.54 per diluted share, for the first half of 2012.
In addition to our net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) measurement as well as Adjusted Earnings per Share (“Adjusted EPS”).
Adjusted EBITDA is computed as net income (loss) attributable to Sears Holdings Corporation appearing on the Condensed Consolidated Statements of Operations excluding income (loss) attributable to noncontrolling interests, income tax (expense) benefit, interest expense, interest and investment income, other income (loss), depreciation and amortization and gain on sales of assets. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of ongoing operating performance, and useful to investors, because:

•	EBITDA excludes the effects of financings and investing activities by eliminating the effects of interest and depreciation costs;

•	Management considers gains/(losses) on the sale of assets to result from investing decisions rather than ongoing operations; and

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results. Adjustments to EBITDA include impairment charges related to fixed assets and intangible assets, closed store and severance charges, domestic pension expense and the SHO separation. We have adjusted our results for these items to make our statements more comparable and therefore more useful to investors as the items are not representative of our ongoing operations and reflect past investment decisions.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Adjusted EBITDA was determined as follows:

	13 Weeks Ended		26 Weeks Ended
millions	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income (loss) attributable to SHC per statement of operations	$(194)	$(132)	$(473)	$57
Income (loss) attributable to noncontrolling interests	67	(1)	54	4
Income tax expense (benefit)	30	(25)	21	42
Interest expense	59	65	120	131
Interest and investment income	(14)	(9)	(21)	(21)
Other (income) loss	1	(1)	1	(1)
Operating income (loss)	(51)	(103)	(298)	212
Depreciation and amortization	187	212	378	414
Gain on sales of assets	(241)	(15)	(255)	(410)
Before excluded items	(105)	94	(175)	216

Closed store reserve and severance	10	18	23	52
Domestic pension expense	40	41	81	82
Impairment charges	—	—	8	—
Adjusted EBITDA	(55)	153	(63)	350

SHO separation	—	(37)	—	(74)
Adjusted EBITDA as defined	$(55)	$116	$(63)	$276
% to revenues	(0.6)%	1.3%	(0.4)%	1.6%

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	August 3, 2013				July 28, 2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating income (loss) per statement of operations	$(56)	$(146)	$151	$(51)	$(4)	$(82)	$(17)	$(103)
Depreciation and amortization	33	129	25	187	38	149	25	212
Gain on sales of assets	(15)	(45)	(181)	(241)	(9)	(5)	(1)	(15)
Before excluded items	(38)	(62)	(5)	(105)	25	62	7	94

Closed store reserve and severance	8	2	—	10	8	8	2	18
Domestic pension expense	—	40	—	40	—	41	—	41
Adjusted EBITDA	(30)	(20)	(5)	(55)	33	111	9	153

SHO separation	—	—	—	—	—	(37)	—	(37)
Adjusted EBITDA as defined	$(30)	$(20)	$(5)	$(55)	$33	$74	$9	$116
% to revenues	(0.9)%	(0.4)%	(0.5)%	(0.6)%	1.0%	1.7%	0.9%	1.3%

	26 Weeks Ended
	August 3, 2013				July 28, 2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating income (loss) per statement of operations	$(84)	$(327)	$113	$(298)	$66	$39	$107	$212
Depreciation and amortization	66	262	50	378	71	292	51	414
Gain on sales of assets	(28)	(46)	(181)	(255)	(14)	(233)	(163)	(410)
Before excluded items	(46)	(111)	(18)	(175)	123	98	(5)	216

Closed store reserve and severance	16	5	2	23	11	39	2	52
Domestic pension expense	—	81	—	81	—	82	—	82
Impairment charges	—	8	—	8	—	—	—	—
Adjusted EBITDA	(30)	(17)	(16)	(63)	134	219	(3)	350

SHO separation	—	—	—	—	—	(74)	—	(74)
Adjusted EBITDA as defined	$(30)	$(17)	$(16)	$(63)	$134	$145	$(3)	$276
% to revenues	(0.5)%	(0.2)%	(0.9)%	(0.4)%	2.0%	1.7%	(0.2)%	1.6%

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

These other significant items included in Adjusted EBITDA are further explained as follows:

•
Impairment charges – Accounting standards require the Company to evaluate the carrying value of fixed assets, goodwill and intangible assets for impairment. As a result of the Company’s analysis, we have recorded impairment charges related to certain fixed assets balances.

•
Closed store reserve and severance – We are transforming our Company to a less asset-intensive business model. Throughout this transformation, we continue to make choices related to our stores, which could result in sales, closures, lease terminations or a variety of other decisions.

•Domestic pension expense – Contributions to our pension plans remain a significant use of our cash on an annual basis. Cash contributions to our pension and postretirement plans are separately disclosed on the cash flow statement. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, we have a legacy pension obligation for past service performed by Kmart and Sears associates. The annual pension expense included in our statement of operations related to these legacy domestic pension plans was relatively minimal in years prior to 2009. However, due to the severe decline in the capital markets that occurred in the latter part of 2008, our domestic pension expense was $165 million in 2012, $74 million in 2011 and $120 million in 2010. Pension expense is comprised of interest cost, expected return on plan assets and amortization of experience losses. This adjustment eliminates the entire pension expense from the statement of operations to improve comparability. Pension expense is included in the determination of Net Income. The components of the adjustments to EBITDA related to domestic pension expense were as follows:

	13 Weeks Ended		26 Weeks Ended
millions	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Components of net periodic expense:
Interest cost	$55	$73	$109	$145
Expected return on plan assets	(57)	(73)	(112)	(146)
Amortization of experience losses	42	41	84	83
Net periodic expense	$40	$41	$81	$82

In accordance with U.S. GAAP, we recognize on the balance sheet actuarial gains and losses for defined benefit pension plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. For income statement purposes, these actuarial gains and losses are recognized throughout the year through an amortization process. The Company recognizes in its results of operations, as a corridor adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Accumulated gains/losses that are inside the 10% corridor are not recognized, while accumulated actuarial gains/losses that are outside the 10% corridor are amortized over the “average future service” of the population and are included in the amortization of experience losses line item above.

Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions. Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business and that do not have an immediate, corresponding impact on the benefits provided to eligible retirees. For further information on the actuarial assumptions and plan assets referenced above, see MD&A - Application of Critical Accounting Policies and Estimates - Defined Benefit Pension Plans, included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, and Note 8 of Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

•	SHO separation – The results of the Sears Hometown and Outlet businesses that were included in our results of operations prior to the separation.
The following tables set forth results of operations on a GAAP and “As Adjusted” basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the second quarter and first half of 2013 and 2012.

	13 Weeks Ended August 3, 2013
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Gain on Sales of Assets	Tax Matters	As Adjusted
Gross margin impact	$2,186	$—	$7	$—	$—	$2,193
Selling and administrative impact	2,291	(40)	(3)	—	—	2,248
Depreciation and amortization impact	187	—	(1)	—	—	186
Gain on sales of assets impact	(241)	—	—	235	—	(6)
Operating loss impact	(51)	40	11	(235)	—	(235)
Income tax expense impact	(30)	(15)	(4)	89	65	105
Income attributable to noncontrolling interest impact	(67)	—	—	88	—	21
After tax and noncontrolling interest impact	(194)	25	7	(58)	65	(155)
Diluted loss per share impact	$(1.83)	$0.24	$0.07	$(0.55)	$0.61	$(1.46)

	13 Weeks Ended July 28, 2012
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Mark-to-Market Gains	As Adjusted - Reported	SHO Separation	As Adjusted (1)
Gross margin impact	$2,531	$—	$—	$—	$2,531	$(160)	$2,371
Selling and administrative impact	2,437	(41)	(18)	—	2,378	(124)	2,254
Depreciation and amortization impact	212	—	(7)	—	205	(2)	203
Operating loss impact	(103)	41	25	—	(37)	(34)	(71)
Other income impact	1	—	—	(1)	—	(1)	(1)
Income tax benefit impact	25	(15)	(9)	—	1	14	15
After tax and noncontrolling interest impact	(132)	26	16	(1)	(91)	(21)	(112)
Diluted loss per share impact	$(1.25)	$0.25	$0.15	$(0.01)	$(0.86)	$(0.20)	$(1.06)
(1) Adjusted to reflect the results of the Sears Hometown and Outlet businesses that were included in our results of operations prior to the separation.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

	26 Weeks Ended August 3, 2013
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Tax Matters	As Adjusted
Gross margin impact	$4,342	$—	$15	$—	$—	$4,357
Selling and administrative impact	4,509	(81)	(8)	—	—	4,420
Depreciation and amortization impact	378	—	(2)	—	—	376
Impairment charges impact	8	—	(8)	—	—	—
Gain on sales of assets impact	(255)	—	—	235	—	(20)
Operating loss impact	(298)	81	33	(235)	—	(419)
Income tax expense impact	(21)	(30)	(13)	89	170	195
Income attributable to noncontrolling interest impact	(54)	—	(1)	88	—	33
After tax and noncontrolling interest impact	(473)	51	19	(58)	170	(291)
Diluted loss per share impact	$(4.46)	$0.49	$0.18	$(0.55)	$1.60	$(2.74)

	26 Weeks Ended July 28, 2012
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Gain on Sales of Assets	Tax Matters	As Adjusted - Reported	SHO Separation	As Adjusted(1)
Gross margin impact	$5,098	$—	$—	$—	$—	$5,098	$(319)	$4,779
Selling and administrative impact	4,882	(82)	(52)	—	—	4,748	(246)	4,502
Depreciation and amortization impact	414	—	(7)	—	—	407	(5)	402
Gain on sales of assets impact	(410)	—	—	386	—	(24)	—	(24)
Operating income impact	212	82	59	(386)	—	(33)	(68)	(101)
Income tax expense impact	(42)	(31)	(22)	145	(37)	13	27	40
Income attributable to noncontrolling interest impact	(4)	—	—	8	—	4	—	4
After tax and noncontrolling interest impact	57	51	37	(233)	(37)	(125)	(42)	(167)
Diluted earnings per share impact	$0.54	$0.48	$0.35	$(2.20)	$(0.35)	$(1.18)	$(0.40)	$(1.58)
(1) Adjusted to reflect the results of the Sears Hometown and Outlet businesses that were included in our results of operations prior to the separation.
We also believe that our use of Adjusted EPS provides an appropriate measure for investors to use in assessing our performance across periods, given that this measure provides an adjustment for certain significant items which may vary significantly from period to period, improving the comparability of year-to-year results and is therefore representative of our ongoing performance. Therefore, we have adjusted our results for them to make our statements more useful and comparable. However, we do not, and do not recommend that you, solely use Adjusted EPS to

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

assess our financial and earnings performance. We also use, and recommend that you use, diluted earnings per share in addition to Adjusted EPS in assessing our earnings performance.
In addition to the significant items included in the Adjusted EBITDA calculation, Adjusted EPS includes the following other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results.

•
Gains on sales of assets – We have recorded significant gains on sales of assets which were primarily attributable to several real estate transactions. Management considers these gains on sale of assets to result from investing decisions rather than ongoing operations.

•
Tax Matters – In 2011, we recorded a non-cash charge to establish a valuation allowance against substantially all of our domestic deferred tax assets. Accounting rules generally require that a valuation reserve be established when income has not been generated over a three-year cumulative period to support the deferred tax asset. While an accounting loss was recorded, we believe no economic loss has occurred as these net operating losses and tax benefits remain available to reduce future taxes as income is generated in subsequent periods. As this valuation allowance has a significant impact on the effective tax rate, we have adjusted our results to reflect a standard effective tax rate for the Company.

13-week period ended August 3, 2013 compared to the 13-week period ended July 28, 2012
Revenues and Comparable Store Sales
Revenues decreased $596 million to $8.9 billion for the quarter ended August 3, 2013, as compared to revenues of $9.5 billion for the quarter ended July 28, 2012. The decrease in revenue was largely due to the effect of having fewer Kmart and Sears Full-line stores in operation, which accounted for approximately $210 million of the decline. Revenues were also impacted by approximately $195 million for the separation of the Sears Hometown and Outlet businesses which occurred in the third quarter of 2012. We recorded revenues from SHO of approximately $450 million, primarily related to merchandise sold to SHO for resale, in the second quarter of 2013. The prior year quarter included revenues of approximately $645 million related to the Sears Hometown and Outlet businesses' merchandise sales to its customers. In addition, our revenues were impacted by lower domestic comparable store sales, which accounted for approximately $100 million of the decline. For the quarter, revenues at Sears Canada declined approximately $53 million as a result of a new licensing arrangement related to the Sears Home Improvements Product Services ("SHIPS") business. Second quarter 2013 revenues also included a decrease of $13 million due to foreign currency exchange rates.
For the quarter, domestic comparable store sales decreased 1.5%, comprised of decreases of 2.1% at Kmart and 0.8% at Sears Domestic. The decline at Kmart primarily reflects decreases in our transactional categories such as grocery & household, pharmacy and drugstore. It also includes declines in consumer electronics and toys. These decreases were partially offset by increases in the footwear and lawn & garden categories.
Sears Domestic comparable stores sales declined 0.8% due to a decrease in the home appliance category, which was partially offset by increases in the lawn & garden, apparel and home categories. The Sears Domestic apparel category has now achieved comparable store sales increases for eight consecutive quarters.
Gross Margin
For the quarter, our gross margin decreased $345 million to $2.2 billion in 2013 due to the above noted decline in sales as well as a decline in gross margin rate. Gross margin included charges of $7 million related to store closures in the second quarter of 2013 while the second quarter of 2012 included gross margin of $160 million from the Sears Hometown and Outlet businesses. Excluding these items, gross margin decreased $178 million.
The gross margin rate for both Kmart and Sears Domestic was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. As compared to prior year, Kmart's gross margin rate for the second quarter declined 100 basis points, as decreases in the footwear, seasonal and toys categories were only partially offset by improvement in the apparel category. Sears Domestic's gross margin rate declined 280 basis points for the quarter mainly due to selling merchandise to SHO at cost pursuant to the terms of the separation,

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

which accounted for approximately 170 basis points of the decline. Sears Domestic also experienced decreases in the home appliances and automotive categories, which were only partially offset by an improvement in the apparel category. Sears Canada’s gross margin rate declined 240 basis points for the second quarter due to increases in inventory reserves requirements.
Selling and Administrative Expenses
Selling and administrative expenses decreased $146 million in the second quarter of 2013 compared to the prior year quarter and included expenses related to domestic pension plans, store closings and severance of $43 million and $59 million for 2013 and 2012, respectively. The second quarter of 2012 also included selling and administrative expenses of $124 million related to the Sears Hometown and Outlet businesses. Excluding these items, selling and administrative expenses declined $6 million due to favorable legal settlements during the second quarter of 2013, which were partially offset by increases in a number of other expense categories.
Our selling and administrative expenses as a percentage of total revenues (“selling and administrative expense rate”) was 25.8% for the second quarter of 2013, compared to 25.7% in the prior year, as the decreases in overall selling and administrative expenses were offset by the above noted decline in revenues.
Gain on Sales of Assets
We recorded total gains on sales of assets for the quarter of $241 million in 2013 and $15 million in 2012. The gains recorded during the second quarter of 2013 included a gain of $180 million recognized on the amendment and early termination of the leases on two properties operated by Sears Canada for which Sears Canada received $191 million Canadian in cash proceeds. Gain on sales of assets recorded in the second quarter of 2013 also included a gain of $55 million related to the sale of a store previously operated under The Great Indoors format, two Sears Full-line stores and one Kmart store, for which the Company received $86 million in cash proceeds.
Operating Loss
We reported an operating loss of $51 million and $103 million for the second quarter of 2013 and 2012, respectively. Operating loss for the second quarter of 2013 included expenses related to domestic pension plans, store closings, and severance as well as gains on sales of assets which aggregated to operating income of $184 million. Operating loss for the second quarter of 2012 included expenses related to domestic pension plans, store closings and severance, as well as operating income from the Sears Hometown and Outlet businesses, which aggregated to operating loss of $32 million. Excluding these items, we would have reported an operating loss of $235 million and $71 million in the second quarter of 2013 and 2012, respectively. Operating loss increased due to the above noted declines in revenues and gross margin rate, partially offset by a decrease in selling and administrative expenses
Income Taxes
Our effective tax rate for the second quarter of 2013 was an expense rate of 30.9% compared with a benefit rate of 15.8% in 2012. Our tax rate in 2013 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the second quarter of 2013 benefited from favorable audit settlements and the lower tax on the Sears Canada gain on sales of assets.
26-week period ended August 3, 2013 compared to the 26-week period ended July 28, 2012
Revenues and Comparable Store Sales
For the first half of 2013, revenues decreased $1.4 billion to $17.3 billion, as compared to revenues of $18.7 billion for the first half of 2012. The decrease in revenue was primarily due to the effect of having fewer Kmart and Sears Full-line stores in operation, which accounted for approximately $580 million of the decline. Revenue was also impacted by $380 million for the separation of the Sears Hometown and Outlet businesses which occurred in the third quarter of 2012. We recorded revenues from SHO of approximately $890 million, primarily related to merchandise sold to SHO for resale, in the first half of 2013. The prior year first half included revenues of

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

approximately $1.3 billion related to the Sears Hometown and Outlet businesses' merchandise sales to its customers. In addition, our revenues were impacted by lower domestic comparable store sales, which accounted for approximately $275 million of the decline. For the first half, revenues at Sears Canada declined approximately $70 million as a result of a new licensing arrangement related to the SHIPS business. Revenues for the first half of 2013 also included a decrease of $32 million due to foreign currency exchange rates.
Domestic comparable store sales decreased 2.5%, comprised of decreases of 3.3% at Kmart and 1.6% at Sears Domestic. The decline at Kmart primarily reflects decreases in our transactional categories such as grocery & household, pharmacy and drugstore. These decreases were partially offset by increases in the footwear and home categories. The decline at Sears Domestic primarily reflects decreases in the home appliances, lawn & garden and consumer electronics categories, which were partially offset by increases in the apparel and home categories. The Sears Domestic apparel category has achieved comparable store sales increases for eight consecutive quarters.
Gross Margin
For the first half of the year, our gross margin decreased $756 million to $4.3 billion in 2013 due to the above noted decline in sales as well as a decline in gross margin rate. Gross margin included charges of $15 million related to store closures in the first half of 2013 while the first half of 2012 included gross margin of $319 million from the Sears Hometown and Outlet businesses. Excluding these items, gross margin decreased $422 million.
The gross margin rate for both Kmart and Sears Domestic was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. As compared to prior year, Kmart's gross margin rate for the first half declined 160 basis points primarily due to decreases in the grocery & household, apparel and footwear categories. Sears Domestic's gross margin rate declined 260 basis points for the first half mainly due to selling merchandise to SHO at cost pursuant to the terms of the separation, which accounted for approximately 170 basis points of the decline. Sears Domestic also experienced decreases in the home appliances and automotive categories. Sears Canada’s gross margin rate declined 160 basis points for the first half due to increases in inventory reserves requirements.
Selling and Administrative Expenses
Selling and administrative expenses decreased $373 million in the first half of 2013 compared to the first half of 2012 and included expenses related to domestic pension plans, store closings and severance of $89 million and $134 million for 2013 and 2012, respectively. The first half of 2012 also included selling and administrative expenses of $246 million related to the Sears Hometown and Outlet businesses. Excluding these items, selling and administrative expenses declined $82 million due to a decreases in payroll and advertising expenses and favorable legal settlements partially offset by increases in a number of other expense categories.
Our selling and administrative expense rate was 26.0% for the first half of 2013, compared to 26.1% for the first half of 2012, as the decreases in overall selling and administrative expenses were partially offset by the above noted decline in revenues.
Gain on Sales of Assets
We recorded total gains on sales of assets for the first half of $255 million in 2013 and $410 million in 2012. The gains recorded during the first half of 2013 included a gain of $180 million recognized on the amendment and early termination of the leases on two properties operated by Sears Canada for which Sears Canada received $191 million Canadian in cash proceeds. Gain on sales of assets recorded for the first half of 2013 also included a gain of $55 million related to the sale of a store previously operated under The Great Indoors format, two Sears Full-line stores and one Kmart store for which the Company received $86 million in cash proceeds.
The gains recorded during the first half of 2012 included a gain of $223 million recognized on the sale of 11 (six owned and five leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds, and a gain of $163 million recognized on the surrender and early termination of the leases on three properties operated by Sears Canada, under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $170 million Canadian in cash proceeds.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Operating Income (Loss)
We reported an operating loss of $298 million for the first half of 2013 compared to operating income of $212 million for the first half of 2012. Operating loss for the first half of 2013 included expenses related to domestic pension plans, store closings, store impairments and severance as well as gains on sales of assets which aggregated to operating income of $121 million. Operating income for the first half of 2012 included expenses related to domestic pension plans, store closings and severance, as well as gains on sales of assets and operating income from the Sears Hometown and Outlet businesses, which aggregated to operating income of $313 million. Excluding these items, we would have reported an operating loss of $419 million and $101 million in the first half of 2013 and 2012, respectively. Operating loss increased due to the above noted declines in revenues and gross margin rate, partially offset by a decrease in selling and administrative expenses.
Income Taxes
Our effective tax rate for the first half of 2013 was an expense rate of 5.3% compared with an expense rate of 40.8% for the first half of 2012. Our tax rate in 2013 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the first half of 2013 benefited from favorable audit settlements and the lower tax on the Sears Canada gain on sales of assets.
SEGMENT OPERATIONS
The following discussion of our business segment results is organized into three reportable segments: Kmart, Sears Domestic and Sears Canada.
Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Merchandise sales and services	$3,168	$3,374	$6,271	$6,789

Cost of sales, buying and occupancy	2,459	2,586	4,857	5,151
Gross margin dollars	709	788	1,414	1,638
Gross margin rate	22.4%	23.4%	22.5%	24.1%

Selling and administrative	747	763	1,460	1,515
Selling and administrative expense rate	23.6%	22.6%	23.3%	22.3%
Depreciation and amortization	33	38	66	71
Gain on sales of assets	(15)	(9)	(28)	(14)
Total costs and expenses	3,224	3,378	6,355	6,723
Operating income (loss)	$(56)	$(4)	$(84)	$66
Adjusted EBITDA	$(30)	$33	$(30)	$134
Number of stores			1,195	1,261
13-week period ended August 3, 2013 compared to the 13-week period ended July 28, 2012
Revenues and Comparable Store Sales
For the quarter, Kmart’s revenues decreased by $206 million to $3.2 billion, primarily due to the effect of having fewer stores in operation during the second quarter of 2013, which accounted for approximately $125 million of the decline. Revenues were also impacted by a decrease in comparable store sales of 2.1%, which accounted for

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

approximately $80 million of the decline. The decrease in comparable store sales primarily reflects decreases in our transactional categories such as grocery & household, pharmacy and drugstore. It also includes declines in consumer electronics and toys. These decreases were partially offset by increases in the footwear and lawn & garden categories.
Gross Margin
For the quarter, Kmart generated $709 million in gross margin in 2013 compared to $788 million in 2012. The decrease in Kmart’s gross margin is due to both the decrease in sales as well as a decrease in gross margin rate. Kmart’s gross margin rate declined 100 basis points to 22.4% in 2013 from 23.4% in 2012 and was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. The gross margin rate reflects decreases in the footwear, seasonal and toys categories that were only partially offset by an improvement in the apparel category. Gross margin for 2013 included charges of $4 million related to store closures.
Selling and Administrative Expenses
For the quarter, Kmart’s selling and administrative expenses decreased $16 million as compared to the second quarter in 2012 primarily due to a decrease in payroll expense. Selling and administrative expenses for the second quarter of 2013 and 2012, respectively, were impacted by expenses of $4 million and $8 million related to store closings and severance.
Kmart’s selling and administrative expense rate for the quarter was 23.6% in 2013 and 22.6% in 2012 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Gain on Sales of Assets
Kmart recorded total gains on sales of assets for the second quarter of $15 million in 2013 and $9 million in 2012. The gains recorded during the second quarter of 2013 included a gain of $12 million related to the sale of one Kmart store for which the Company received $12 million in cash proceeds.
Operating Loss
For the quarter, Kmart recorded an operating loss of $56 million and $4 million in 2013 and 2012, respectively. Operating loss for the second quarter of 2013 included expenses related to store closings and severance as well as gains on sales of assets, which aggregated to operating income of $4 million. Operating loss for the second quarter of 2012 included expenses related to store closings and severance of $9 million. Excluding these items, Kmart would have reported an operating loss of $60 million in the second quarter of 2013 compared with operating income of $5 million in 2012. The increase in operating loss was primarily the result of the above noted declines in sales and gross margin rate, partially offset by a decrease in selling and administrative expenses.
26-week period ended August 3, 2013 compared to the 26-week period ended July 28, 2012
Revenues and Comparable Store Sales
For the first half of 2013, Kmart’s revenues decreased by $518 million, primarily due to the effect of having fewer stores in operation during the first half of 2013, which accounted for approximately $315 million of the decline. Revenues were also impacted by a decrease in comparable store sales of 3.3% which accounted for approximately $195 million of the decline. The decrease in comparable store sales reflects declines in our transactional categories such as grocery & household, pharmacy and drugstore. These decreases were partially offset by increases in the footwear and home categories.
Gross Margin
For the first half of 2013, Kmart generated $1.4 billion in gross margin compared to $1.6 billion in the first half of 2012. The decrease in Kmart’s gross margin is due to both the decrease in sales as well as a decrease in gross margin rate. Kmart’s gross margin rate declined 160 basis points basis points to 22.5% in 2013 from 24.1% in 2012 and was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. The

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

gross margin rate primarily reflects decreases in the grocery & household, apparel and footwear categories. Gross margin for 2013 included charges of $9 million related to store closures.
Selling and Administrative Expenses
For the first half of 2013, Kmart’s selling and administrative expenses decreased $55 million as compared to the first half of 2012 which primarily reflects a decrease in payroll expense. Selling and administrative expenses for the first half of 2013 and 2012, respectively, were impacted by expenses of $7 million and $11 million related to store closings and severance.
Kmart’s selling and administrative expense rate for the first half was 23.3% in 2013 and 22.3% in 2012 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Gain on Sales of Assets
Kmart recorded total gains on sales of assets for the first half of $28 million in 2013 and $14 million in 2012. The gains recorded during the first half of 2013 included a gain of $12 million related to the sale of one Kmart store for which the Company received $12 million in cash proceeds.
Operating Income (Loss)
For the first half, Kmart recorded an operating loss of $84 million in 2013 and operating income of $66 million in 2012. Operating loss for the first half of 2013 included expenses related to store closings and severance as well as gains on sales of assets which aggregated to an operating loss of $5 million. Operating income for the first half of 2012 included expenses related to store closings and severance of $12 million. Excluding these items, Kmart would have reported an operating loss of $79 million in the first half of 2013 compared with operating income of $78 million in 2012. The increase in operating loss was primarily the result of the above noted declines in sales and gross margin, partially offset by a decrease in selling and administrative expenses.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Merchandise sales and services	$4,783	$5,062	$9,290	$10,000

Cost of sales, buying and occupancy	3,544	3,611	6,837	7,098
Gross margin dollars	1,239	1,451	2,453	2,902
Gross margin rate	25.9%	28.7%	26.4%	29.0%

Selling and administrative	1,301	1,389	2,556	2,804
Selling and administrative expense rate	27.2%	27.4%	27.5%	28.0%
Depreciation and amortization	129	149	262	292
Impairment charges	—	—	8	—
Gain on sales of assets	(45)	(5)	(46)	(233)
Total costs and expenses	4,929	5,144	9,617	9,961
Operating income (loss)	$(146)	$(82)	$(327)	$39
Adjusted EBITDA	$(20)	$111	$(17)	$219
SHO separation	—	(37)	—	(74)
Adjusted EBITDA as defined (1)	$(20)	$74	$(17)	$145
Number of:
Full-line stores(2)			791	814
Specialty stores(3)			50	1,282
Total Domestic Sears Stores			841	2,096
(1) Adjusted to reflect the results of the Sears Hometown and Outlet businesses that were included in our results of operations prior to the separation.
(2) The period ended August 3, 2013 included 781 Full-line stores and 10 Sears Essentials/Grand stores; The period ended July 28, 2012 included 804 Full-line stores and 10 Sears Essentials/Grand stores
(3) The period ended July 28, 2012 included 1,228 stores from Sears Hometown and Outlet businesses
13-week period ended August 3, 2013 compared to the 13-week period ended July 28, 2012
Revenues and Comparable Store Sales
For the quarter, Sears Domestic’s revenues decreased by $279 million to $4.8 billion. Revenues were impacted by approximately $195 million for the separation of the Sears Hometown and Outlet businesses, which occurred in the third quarter of 2012. We recorded revenues from SHO of approximately $450 million, primarily related to merchandise sold to SHO for resale, in the second quarter of 2013. The prior year quarter included revenues of approximately $645 million related to the Sears Hometown and Outlet businesses' merchandise sales to its customers. Revenues were also impacted by the effect of having fewer Sears Full-line stores in operation during the second quarter of 2013, which accounted for approximately $85 million of the decline. In addition, revenues were also impacted by a decrease in comparable stores sales, which accounted for approximately $20 million of the decline.
Sears Domestic comparable store sales declined 0.8% due to a decrease in the home appliance category, which was partially offset by increases in the lawn & garden, apparel and home categories. The Sears Domestic apparel category has now achieved comparable store sales increases for eight consecutive quarters.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $1.2 billion and $1.5 billion in 2013 and 2012, respectively. Gross margin for the second quarter of 2013 included charges of $3 million related to store closures while the second quarter of 2012 included gross margin of $160 million from the Sears Hometown and Outlet businesses. Excluding these items, gross margin for the quarter decreased $49 million compared to the same period in the prior year.
Sears Domestic’s gross margin rate during the second quarter was 25.9% in 2013 and 28.7% in 2012. The decrease of 280 basis points was primarily due to selling merchandise to SHO at cost pursuant to the terms of the separation, which accounted for approximately 170 basis points of the decline. Gross margin rate was also impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. Sears Domestic experienced decreases in the home appliances and automotive categories, which were only partially offset by an improvement in the apparel category.
Selling and Administrative Expenses
For the quarter, Sears Domestic’s selling and administrative expenses decreased $88 million in 2013 as compared to 2012. Selling and administrative expenses for the second quarter of 2013 and 2012, respectively, were impacted by expenses related to domestic pension plans, store closings and severance of $39 million and $49 million. The second quarter of 2012 also included selling and administrative expenses of $124 million related to the Sears Hometown and Outlet businesses. Excluding these items, selling and administrative expenses increased $46 million primarily due to increases in payroll and a number other expense categories, partially offset by favorable legal settlements.
Sears Domestic’s selling and administrative expense rate for the quarter was 27.2% in 2013 and 27.4% in 2012 and decreased as a result of the above noted expense reduction.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the quarter of $45 million in 2013 and $5 million in 2012. The gains recorded in the second quarter of 2013 included a gain of $43 million related to the sale of a store previously operated under The Great Indoors format and two Sears Full-line stores for which the Company received $74 million in cash proceeds.
Operating Loss
For the quarter, Sears Domestic reported an operating loss of $146 million in 2013 and $82 million in 2012. Sears Domestic’s operating loss for the second quarter of 2013 included expenses related to domestic pension plans, store closings and severance as well as gains on sales of assets which aggregated to zero. Sears Domestic's operating loss for the second quarter of 2012 included expenses related to domestic pension plans, store closings and severance, as well as operating income from the Sears Hometown and Outlet businesses, which aggregated to an operating loss of $21 million. Excluding these items, Sears Domestic would have reported an operating loss of $146 million and $61 million in the second quarter of 2013 and 2012, respectively. The increase in operating loss in 2013 was primarily due to the above noted declines in revenues and gross margin, as well as an an increase in selling and administrative expenses.
26-week period ended August 3, 2013 compared to the 26-week period ended July 28, 2012
Revenues and Comparable Store Sales
For the first half of the year, Sears Domestic’s revenues decreased by $710 million. The decline in revenues was partially due to the separation of the Sears Hometown and Outlet businesses, which occurred in the third quarter of 2012, and accounted for $380 million of the decline. We recorded revenues from SHO of approximately $890 million, primarily related to merchandise sold to SHO for resale, in the first half of 2013. The prior year first half included revenues of approximately $1.3 billion related to the Sears Hometown and Outlet businesses' merchandise sales to its customers. Revenues were also impacted by the effect of having fewer Sears Full-line stores in operation

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

during the first half of 2013, which accounted for approximately $265 million of the decline, and a decrease in comparable stores sales , which accounted for approximately $80 million of the decline.
Sears Domestic's comparable store sales declined 1.6% predominately driven by decreases in the home appliances, lawn & garden and consumer electronics categories. These decreases were partially offset by increases in the apparel and home categories. The Sears apparel category has now achieved comparable store sales increases for eight consecutive quarters.
Gross Margin
For the first half of the year, Sears Domestic generated gross margin dollars of $2.5 billion and $2.9 billion in 2013 and 2012, respectively. Gross margin for the first half of 2013 included charges of $6 million related to store closures while the first half of 2012 included gross margin of $319 million from the Sears Hometown and Outlet businesses. Excluding these items, gross margin decreased $124 million compared to the same period in the prior year.
Sears Domestic’s gross margin rate during the first half was 26.4% in 2013 and 29.0% in 2012. The decrease of 260 basis points was mainly due to selling merchandise to SHO at cost pursuant to the terms of the separation, which accounted for approximately 170 basis points of the decline. Gross margin rate was also impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. Sears Domestic experienced decreases in the home appliances and automotive categories.
Selling and Administrative Expenses
For the first half of the year, Sears Domestic’s selling and administrative expenses decreased $248 million in 2013 as compared to 2012 and included expenses related to domestic pension plans, store closings and severance of $80 million and $121 million in 2013 and 2012. The first half of 2012 also included selling and administrative expenses of $246 million related to the Sears Hometown and Outlet businesses. Excluding these items, selling and administrative expenses increased $39 million primarily due to increases in payroll and a number other expense categories, partially offset by favorable legal settlements.
Sears Domestic’s selling and administrative expense rate for the first half was 27.5% in 2013 and 28.0% in 2012 and decreased as a result of the above noted expense decline.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the first half of $46 million in 2013 and $233 million in 2012. The gains recorded in the first half of 2013 included a gain of $43 million related to the sale of a store previously operated under The Great Indoors format and two Sears Full-line stores for which the Company received $74 million in cash proceeds. The gains recorded during the first quarter of 2012 included a gain of $223 million recognized on the sale of 11 (six owned and five leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds.
Operating Income (Loss)
For the first half of the year, Sears Domestic reported an operating loss of $327 million in 2013 compared to operating income of $39 million in 2012. Sears Domestic’s operating loss for the first half of 2013 included expenses related to domestic pension plans, store closings, store impairments and severance as well as gains on sales of assets which aggregated to operating loss of $52 million. Sears Domestic's operating income for the first half of 2012 included expenses related to domestic pension plans, store closings and severance, as well as gains on sales of assets and operating income from the Sears Hometown and Outlet businesses, which aggregated to operating income of $164 million. Excluding these items, Sears Domestic would have reported an operating loss of $275 million and $125 million in the first half of 2013 and 2012, respectively. The increase in operating loss in the first half of 2013 was driven by the above noted decline in revenues and gross margin, as well as an increase in selling and administrative expenses.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Sears Canada
Sears Canada, a consolidated, 51%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. Sears Canada results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Merchandise sales and services	$920	$1,031	$1,762	$1,948

Cost of sales, buying and occupancy	682	739	1,287	1,390
Gross margin dollars	238	292	475	558
Gross margin rate	25.9%	28.3%	27.0%	28.6%

Selling and administrative	243	285	493	563
Selling and administrative expense rate	26.4%	27.6%	28.0%	28.9%
Depreciation and amortization	25	25	50	51
Gain on sales of assets	(181)	(1)	(181)	(163)
Total costs and expenses	769	1,048	1,649	1,841
Operating income (loss)	$151	$(17)	$113	$107
Adjusted EBITDA	$(5)	$9	$(16)	$(3)
Number of:
Full-line stores			118	122
Specialty stores			343	369
Total Sears Canada Stores			461	491
13-week period ended August 3, 2013 compared to the 13-week period ended July 28, 2012
Revenues and Comparable Store Sales
Sears Canada’s revenues decreased $111 million for the second quarter of 2013 as compared to the same period last year and included a decrease of $13 million due to the impact of exchange rates during the quarter. On a Canadian dollar basis, revenues decreased by $98 million. Revenues primarily decreased as a result of a new licensing arrangement related to the SHIPS business, which accounted for approximately $53 million of the decline. Revenues also decreased as a result of the closure of four Full-line stores, which accounted for approximately $25 million of the decline, and lower comparable store sales, which accounted for approximately $20 million of the decline. Comparable store sales declined 2.5%, which was primarily driven by declines in the home furnishings, electronics and tools categories, partially offset by increases in apparel and accessories.
Gross Margin
Total gross margin dollars for the second quarter decreased $54 million in 2013 to $238 million and included a $4 million decrease due to the impact of exchange rates. Gross margin decreased $50 million on a Canadian dollar basis. For the quarter, Sears Canada’s gross margin rate declined 240 basis points to 25.9%, from 28.3% in 2012, due to increases in inventory reserves requirements.
Selling and Administrative Expenses
For the second quarter of 2013, Sears Canada’s selling and administrative expenses decreased $42 million, and included a decrease of $4 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $38 million primarily due to decreases in advertising and payroll expense.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Selling and administrative expenses for the second quarter of 2012 were impacted by expenses of $2 million related to store closings and severance.
Sears Canada’s selling and administrative expense rate for the quarter was 26.4% in 2013 and 27.6% in 2012 and decreased as a result of the decline in selling and administrative expenses, partially offset by the above noted decline in revenues.
Gain on Sales of Assets
Sears Canada recorded a total gain on sales of assets for the quarter of $181 million and $1 million in 2013 and 2012, respectively. The gains recorded during the second quarter of 2013 included a gain of $180 million recognized on the amendment and early termination of the leases on two properties operated by Sears Canada for which Sears Canada received $191 million Canadian in cash proceeds.
Operating Income (Loss)
Sears Canada recorded operating income of $151 million in the second quarter of 2013 compared to an operating loss of $17 million in 2012. Sears Canada's operating income for the second quarter of 2013 included gains on sales of assets of $180 million, while the second quarter 2012 operating loss included $2 million related to store closings and severance. Adjusting for these items, Sears Canada would have reported an operating loss of $29 million and $15 million for the second quarter of 2013 and 2012, respectively. Operating loss increased in 2013 as declines in revenues and gross margin were partially offset by a decrease in selling and administrative expenses.
26-week period ended August 3, 2013 compared to the 26-week period ended July 28, 2012
Revenues and Comparable Store Sales
Sears Canada’s revenues decreased $186 million for the first half of 2013 as compared to the same period last year and included a decrease of $32 million due to the impact of exchange rates during the first half. On a Canadian dollar basis, revenues decreased by $154 million. Revenues primarily decreased as a result of a new licensing arrangement related to the SHIPS business, which accounted for approximately $70 million of the decline. Revenues also decreased as a result of the closure of four Full-line stores, which accounted for approximately $40 million of the decline, and lower comparable store sales, which accounted for approximately $35 million of the decline. Comparable store sales declined 2.5%, which was primarily driven by sales declines in the home furnishings, electronics, tools, and major appliance categories, partially offset by increases in apparel and accessories.
Gross Margin
Total gross margin dollars for the first half decreased $83 million in 2013 to $475 million and included a $9 million decrease due to the impact of exchange rates. Gross margin decreased $74 million on a Canadian dollar basis. For the quarter, Sears Canada’s gross margin rate declined 160 basis points to 27.0%, from 28.6% in 2012 due to increases in inventory reserves requirements.
Selling and Administrative Expenses
For the first half of 2013, Sears Canada’s selling and administrative expenses decreased $70 million, and included a decrease of $9 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $61 million primarily due to decreases in advertising and payroll expense. Selling and administrative expenses for the first half of 2013 were impacted by expenses of $2 million related to severance. Selling and administrative expenses for the first half of 2012 were impacted by expenses of $2 million related to store closings and severance.
Sears Canada’s selling and administrative expense rate for the first half was 28.0% in 2013 and 28.9% in 2012 and decreased as a result of the decline in selling and administrative expenses, partially offset by the above noted decline in revenues.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Gain on Sales of Assets
Sears Canada recorded a total gain on sales of assets for the first half of $181 million in 2013 and $163 million in 2012. The gains recorded during the first half of 2013 included a gain of $180 million recognized on the amendment and early termination of the leases on two properties operated by Sears Canada for which Sears Canada received $191 million Canadian in cash proceeds. The gains recorded during the first half of 2012 included a gain of $163 million recognized on the surrender and early termination of the leases on three properties under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $170 million Canadian in cash proceeds.
Operating Income
Sears Canada recorded operating income of $113 million and $107 million in the first half of 2013 and 2012, respectively. Sears Canada's operating income for the first half included expense related to severance as well as gains on sales of assets which aggregated to income of $178 million in 2013, while 2012 operating income included expenses related to store closings and severance as well as gains on sales of assets which aggregated to income of $161 million. Adjusting for these items, Sears Canada would have reported an operating loss of $65 million and $54 million for the first half of 2013 and 2012, respectively. Operating loss increased in 2013 as declines in revenues and gross margin were partially offset by a decrease in selling and administrative expenses.
ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of August 3, 2013, July 28, 2012 and February 2, 2013 are detailed in the following table.

millions	August 3, 2013	July 28, 2012	February 2, 2013
Domestic
Cash and equivalents	$206	$212	$227
Cash posted as collateral	19	20	20
Credit card deposits in transit	158	174	133
Total domestic cash and cash equivalents	383	406	380
Sears Canada	288	324	229
Total cash and cash equivalents	671	730	609
Restricted cash	10	8	9
Total cash balances	$681	$738	$618
We had total cash balances of $681 million at August 3, 2013, $738 million at July 28, 2012 and $618 million at February 2, 2013. The increase in cash during the first half of 2013 was primarily due to proceeds received from the sales of properties which were partially offset by higher working capital needs.
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
Restricted cash consists of cash related to Sears Canada’s balances, which have been pledged as collateral for letters of credit obligations issued under its offshore merchandise purchasing program and with counterparties related to

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

outstanding derivative contracts, as well as funds held in trust in accordance with regulatory requirements governing advance ticket sales related to Sears Canada’s travel business. We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $89 million, $56 million and $114 million as of August 3, 2013, July 28, 2012 and February 2, 2013, respectively.
Operating Activities
During the first half of 2013, we used $715 million of cash compared to $72 million in the first half of 2012. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used more cash in operations in the first half of 2013 compared to the prior year first half primarily due to the increase in net loss.
Merchandise inventories were $7.7 billion at August 3, 2013 and $8.7 billion at July 28, 2012. Merchandise payables were $2.9 billion at August 3, 2013 and $3.1 billion at July 28, 2012. Our Domestic inventory balances decreased approximately $968 million from $7.9 billion at July 28, 2012 to $6.9 billion at August 3, 2013. Excluding the inventory related to the Sears Hometown and Outlet store businesses, domestic inventory decreased approximately $564 million from the prior year second quarter due to both improved productivity and store closures. Sears Domestic inventory decreased in virtually all categories, with the most notable decreases in the consumer electronics and tools categories, as well as in apparel, sporting goods and jewelry. Kmart inventory also decreased in virtually all categories with the most notable decreases in the consumer electronics, grocery & household and drugstore categories.
Investing Activities
For the first half of 2013, we generated net cash flows from investing activities of $170 million which resulted from cash proceeds generated from the sale of properties of $287 million, partially offset by cash used for capital expenditures of $116 million. For the first half of 2012, we generated net cash flows from investing activities of $294 million which included cash proceeds from the sales of properties of $456 million, partially offset by cash used for capital expenditures of $161 million.
Financing Activities
For the first half of 2013, we generated net cash flows from financing activities of $618 million due to an increase in short-term borrowings of $662 million. This compares to cash used in financing activities of $238 million in the first half of 2012 which included repayments of long-term debt of $231 million.
During the first half of 2013, our short term borrowings increased by approximately $660 million from February 2, 2013, as opposed to the prior year first half, when our short-term borrowings were flat. Since 2012 was a 53-week year, the current year quarter ended a week later than the prior year, after the fiscal month. This is important as many disbursements, such as rent and payroll, are made at the end or beginning of the calendar month. As such, through the comparable period last year, second quarter revolver borrowings would have increased by $142 million. In addition, the prior year benefited from the $270 million of cash proceeds for the domestic real estate sales which closed in April 2012. The current year increase in borrowings was also impacted by lower earnings through the first half of the year as compared to the prior year first half.
We did not repurchase any of our common shares under our share repurchase program in the first half of 2013 or 2012. The common share repurchase program was initially announced in 2005 and had a total authorization since inception of the program of $6.5 billion. At August 3, 2013, we had $504 million of remaining authorization under the program. The common share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment, pension plan contributions and common share repurchases. We consider ourselves to be an asset-rich enterprise with substantial liquidity and financial flexibility benefiting from multiple funding resources such as our $3.275 billion domestic revolving credit facility through April 2016, an $800 million Canadian revolving credit facility through September 2015, which is subject to potential reserves, and $1.24 billion of senior secured notes due in 2018. Further, there is approximately $327 million of remaining Sears, Roebuck and Co. debt from the merger. These funding resources are described in more detail below. We continue to have discussions with our lenders regarding a variety of financing alternatives including, but not limited to, financing under the accordion feature of our domestic revolving credit facility. At August 3, 2013, we had liquid assets of $5.5 billion consisting of cash balances of $681 million and $4.8 billion of inventory, net of payables. The third quarter of our fiscal year, and in particular, November, is our peak borrowing period. We anticipate sufficient liquidity to meet our commitments and debt covenants.
The domestic credit facility and senior secured notes are in place for the next several years and are supported by an asset base which includes $6.9 billion of inventory, owned and leased real estate assets, market leading proprietary brands such as Kenmore, Craftsman and DieHard, and stand-alone businesses such as Lands’ End and Sears Canada. This asset base provides us flexibility as we continue to transform our business.
In November 2012, we announced that we would be considering actions to raise at least $500 million of additional liquidity in 2013. While we believe that we continue to have potential options relating to our protection agreement business, we have not decided what actions, if any, to take with regard to this business. Regardless of the outcome of this process, we have made significant progress toward our goal to raise at least $500 million of additional liquidity in 2013, which includes generating approximately $290 million of proceeds from real estate transactions.
In addition to our asset monetization efforts, we expect to reduce 2013 peak domestic inventory by $500 million from the 2012 level of $8.6 billion at the end of the third quarter as a result of stores already closed or expected to close, initiatives underway to reduce slow-moving inventory and modest productivity improvement. This action is expected to generate $300 million of cash after consideration of related payables. We also expect to further reduce our fixed cost base by another $200 million in 2013, much of which will occur in the second half of 2013.
Our outstanding borrowings at August 3, 2013, July 28, 2012 and February 2, 2013 were as follows:

millions	August 3, 2013	July 28, 2012	February 2, 2013
Short-term borrowings:
Unsecured commercial paper	$247	$235	$345
Secured borrowings	1,509	941	749
Long-term debt, including current portion:
Notes and debentures outstanding	1,582	1,668	1,593
Capitalized lease obligations	404	456	433
Total borrowings	$3,742	$3,300	$3,120
Domestic Credit Agreement
During the first quarter of 2011, we entered into a $3.275 billion amended credit agreement (the “Domestic Credit Agreement”) which expires in April 2016. We view this credit facility as our most cost efficient funding mechanism and therefore use it as a primary source of funding.
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
The Domestic Credit Agreement includes a $1.5 billion letter of credit sub-limit and an uncommitted accordion feature that provides us the flexibility, subject to certain terms and conditions, to use the existing collateral under the

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

credit facility to obtain an aggregate amount of up to $1.0 billion in additional borrowing capacity if we so choose. The Domestic Credit Agreement permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion second lien notes were outstanding at August 3, 2013, providing the Company the capacity to issue up to an additional $760 million in second lien indebtedness. The Domestic Credit Agreement is in place as a funding source for general corporate purposes and is an asset based revolving credit facility under which Sears Roebuck Acceptance Corp. (“SRAC”) and Kmart Corporation are the borrowers. The Domestic Credit Agreement is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability.
The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, is at least 15% and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility. The Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. Based on availability, none of these requirements was in effect at August 3, 2013.
At August 3, 2013, July 28, 2012 and February 2, 2013, we had $1.5 billion, $941 million and $749 million, respectively, of borrowings and $680 million, $744 million and $754 million, respectively, of letters of credit outstanding under the Domestic Credit Agreement. As a result, our availability under the agreement was $1.1 billion at August 3, 2013, and $1.6 billion at July 28, 2012 and $1.8 billion at February 2, 2013. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
Senior Secured Notes
In October 2010, we sold $1 billion aggregate principal amount of senior secured notes (the “Notes”), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company’s domestic pension plan in a private placement, of which approximately $110 million remains in the domestic pension plan. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the “Collateral”). The lien that secures the Notes is junior in priority to the lien on such assets that secures obligations under the Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under our domestic credit facility on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Notes at a premium based on the “Treasury Rate” as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.
Sears Canada Credit Agreement
In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on inventory and credit card receivables. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

receivables, subject to certain limitations. At August 3, 2013, July 28, 2012 and February 2, 2013, we had no borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $530 million ($551 million Canadian), $542 million ($545 million Canadian) and $503 million ($502 million Canadian), respectively, at August 3, 2013, July 28, 2012 and February 2, 2013. The current availability may be reduced by reserves currently estimated by the Company to be approximately $262 million which may be applied by the lenders at their discretion pursuant to the Credit Facility agreement. As a result of judicial developments relating to the priorities of pension liability relative to certain secured obligations, Sears Canada has executed an amendment to the Sears Canada Credit Facility which would provide additional security to lenders, with respect to the Company's unfunded pension liability by pledging certain real estate assets as collateral thereby partially reducing the potential reserve amounts by up to $150 million. The potential additional reserve amount may increase or decrease in the future based on estimated net pension liabilities.
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
Unsecured Commercial Paper
We borrow through the commercial paper markets. At August 3, 2013, July 28, 2012 and February 2, 2013, we had outstanding commercial paper borrowings of $247 million, $235 million and $345 million, respectively. ESL held $235 million, $150 million and $285 million, respectively, of our commercial paper at August 3, 2013, July 28, 2012 and February 2, 2013, including$143 million, $85 million and $169 million, respectively, held by Edward S. Lampert. See Note 14 for further discussion of these borrowings.
Debt Ratings
Our corporate family debt ratings at August 3, 2013 appear in the table below:

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
Recent Accounting Pronouncements
See Part I, Item 1, “Financial Statements—Notes to Condensed Consolidated Financial Statements,” Note 13—“Recent Accounting Pronouncements,” for information regarding new accounting pronouncements.
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

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
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement our integrated retail strategy; our ability to successfully implement initiatives to improve our liquidity through inventory management and other actions; competitive conditions in the retail and related services industries; worldwide economic conditions and business uncertainty, including the availability of consumer and commercial credit, changes in consumer confidence and spending, the impact of rising fuel prices, and changes in vendor relationships; conditions and possible limits on our access to capital markets and other financing sources, including incremental financings under the accordion feature of our domestic credit agreement and additional second lien financings, with respect to which we do not have commitments from our lenders; our ability to successfully achieve our plans to generate liquidity, reduce inventory and reduce fixed costs; whether we have possible strategic alternatives with respect to our businesses and assets that we could choose to pursue, whether we explore or pursue such alternatives, and, if so, our ability to complete any such possible strategic alternatives we are exploring, including with respect to our protection agreement business, on terms that are favorable to us, on intended timetables or at all; vendors’ lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our dependence on sources outside the United States for significant amounts of our merchandise; our extensive reliance on computer systems, including legacy systems, to implement our integrated retail strategy, process transactions, summarize results and manage our business, which may be subject to disruptions or security breaches; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business and the transfer of significant internal historical knowledge of such parties; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including product liability claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing and amount of required pension plan funding; and other risks, uncertainties and factors discussed in our most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available.
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
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. All debt securities and interest-rate derivative instruments are considered non-trading. At August 3, 2013, 47% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at August 3, 2013, which totaled approximately $1.8 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $18 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Foreign Currency Risk
At August 3, 2013, we had foreign exchange forward contracts outstanding totaling $165 million notional amount. These forward contracts are used to reduce the foreign exchange risk with respect to U.S. dollar denominated assets and liabilities and purchases of goods or services. The fair value of the forward contracts at August 3, 2013 was $1 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar at August 3, 2013, with all other variables held constant, would have resulted in a fair value of our forward contracts of a liability of approximately $0.2 million, a decrease of $1.2 million.
Counterparty Credit Risk
We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better at August 3, 2013. We had no derivative instruments at July 28, 2012 or February 2, 2013.
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

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 103 of SEC Regulation S-K requires that we disclose legal proceedings to which the Company and a governmental authority is a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Disclosure also is required as to any such proceedings known by us to be contemplated by governmental authorities. In that connection, we note that Sears has received a notice of violation from the California South Coast Air Quality Management District (“SCAQMD”) alleging that Sears stores that are located in the SCAQMD jurisdiction sold architectural coating products that exceed the current SCAQMD limitations on volatile organic compounds. The parties are currently negotiating toward a resolution of this matter.
See Part I, Item 1, “Financial Statements—Notes to Consolidated Financial Statements,” Note 12—“Legal Proceedings,” for additional information regarding legal proceedings, which information is incorporated herein by this reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the second quarter of 2013. During the 13 weeks ended August 3, 2013, we did not repurchase any shares of our common stock under our common share repurchase program. At August 3, 2013, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 5, 2013 to June 1, 2013	1,581	$57.43	—	$—
June 2, 2013 to July 6, 2013	720	49.25	—	—
July 7, 2013 to August 3, 2013	329	46.08	—	—
Total	2,630	$53.77	—	$—	$503,907,832

(1)	Consists entirely of 2,630 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.

(2)
Our common share repurchase program was initially announced on September 14, 2005 and has a total authorization since inception of the program of $6.5 billion, including the authorizations to purchase up to an additional $500 million of common stock on each of December 17, 2009 and May 2, 2011. The program has no stated expiration date.

The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, is at least 15% and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility. The Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.
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
Accounting Officer

Date: August 22, 2013

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

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 Weeks Ended August 3, 2013 and July 28, 2012; (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the 13 and 26 Weeks Ended August 3, 2013 and July 28, 2012 (iii) the Condensed Consolidated Balance Sheets (Unaudited) at August 3, 2013, July 28, 2012 and February 2, 2013; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended August 3, 2013 and July 28, 2012; (v) the Condensed Consolidated Statements of Equity (Unaudited) for the 26 Weeks Ended August 3, 2013 and July 28, 2012; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

___________________

*	Filed herewith.

E-1