Form 10-Q
period 2013-11-02
SEARS HOLDINGS CORP
filed 2013-11-21
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
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
Yes    ☒          No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☒  Accelerated filer    ☐   Non-accelerated filer    ☐   Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐            No    ☒
As of November 15, 2013, the registrant had 106,451,439 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
REVENUES
Merchandise sales and services	$8,272	$8,857	$25,595	$27,594
COSTS AND EXPENSES
Cost of sales, buying and occupancy	6,341	6,604	19,322	20,243
Selling and administrative	2,262	2,496	6,771	7,378
Depreciation and amortization	181	211	559	625
Impairment charges	6	—	14	—
Gain on sales of assets	(21)	(26)	(276)	(436)
Total costs and expenses	8,769	9,285	26,390	27,810
Operating loss	(497)	(428)	(795)	(216)
Interest expense	(61)	(68)	(181)	(199)
Interest and investment income	8	7	29	28
Other income	1	2	—	3
Loss before income taxes	(549)	(487)	(947)	(384)
Income tax (expense) benefit	2	(11)	(19)	(53)
Net loss	(547)	(498)	(966)	(437)
(Income) loss attributable to noncontrolling interests	13	—	(41)	(4)
NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(534)	$(498)	$(1,007)	$(441)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic loss per share	$(5.03)	$(4.70)	$(9.49)	$(4.16)
Diluted loss per share	$(5.03)	$(4.70)	$(9.49)	$(4.16)
Basic weighted average common shares outstanding	106.1	105.9	106.1	105.9
Diluted weighted average common shares outstanding	106.1	105.9	106.1	105.9

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
millions	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net loss	$(547)	$(498)	$(966)	$(437)
Other comprehensive income
Pension and postretirement adjustments, net of tax	46	46	140	138
Deferred gain on derivatives, net of tax	2	—	2	5
Currency translation adjustments, net of tax	—	4	(27)	4
Total other comprehensive income	48	50	115	147
Comprehensive loss	(499)	(448)	(851)	(290)
Comprehensive (income) loss attributable to noncontrolling interests	11	—	(36)	(5)
Comprehensive loss attributable to Holdings’ shareholders	$(488)	$(448)	$(887)	$(295)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets

	(Unaudited)
millions	November 2, 2013	October 27, 2012	February 2, 2013
ASSETS
Current assets
Cash and cash equivalents	$599	$622	$609
Restricted cash	8	11	9
Accounts receivable(1)	541	665	635
Merchandise inventories	8,912	9,567	7,558
Prepaid expenses and other current assets	468	413	454
Total current assets	10,528	11,278	9,265
Property and equipment, net	5,682	6,174	6,053
Goodwill	379	674	379
Trade names and other intangible assets	2,858	2,894	2,881
Other assets	762	782	762
TOTAL ASSETS	$20,209	$21,802	$19,340
LIABILITIES
Current liabilities
Short-term borrowings(2)	$1,751	$1,890	$1,094
Current portion of long-term debt and capitalized lease obligations	82	154	83
Merchandise payables	3,517	3,851	2,761
Other current liabilities	2,510	2,818	2,683
Unearned revenues	912	940	931
Other taxes	473	516	480
Short-term deferred tax liabilities	430	506	382
Total current liabilities	9,675	10,675	8,414
Long-term debt and capitalized lease obligations(3)	2,862	1,960	1,943
Pension and postretirement benefits	2,387	2,260	2,730
Other long-term liabilities	2,039	2,137	2,126
Long-term deferred tax liabilities	919	869	955
Total Liabilities	17,882	17,901	16,168
Commitments and contingencies
EQUITY
Total Equity	2,327	3,901	3,172
TOTAL LIABILITIES AND EQUITY	$20,209	$21,802	$19,340
(1) Includes $57 million, $80 million and $79 million at November 2, 2013, October 27, 2012 and February 2, 2013, respectively, of net amounts receivable from SHO.
(2) Includes $140 million, $325 million and $285 million at November 2, 2013, October 27, 2012 and February 2, 2013, respectively, of unsecured commercial paper held by ESL and its affiliates.
(3) Includes $95 million of senior secured notes and $3 million of subsidiary notes held by ESL and its affiliates at both November 2, 2013 and February 2, 2013. Includes $95 million of senior secured notes and $5 million of subsidiary notes held by ESL and its affiliates at October 27, 2012.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	39 Weeks Ended
millions	November 2, 2013	October 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(966)	$(437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	559	625
Impairment charges	14	—
Gain on sales of assets	(276)	(436)
Pension and postretirement plan contributions	(326)	(493)
Settlement of Canadian dollar hedges	—	6
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	7	49
Merchandise inventories	(1,392)	(1,583)
Merchandise payables	774	974
Income and other taxes	22	(33)
Mark-to-market adjustments on Sears Canada derivative instruments	(2)	1
Other operating assets	30	(69)
Other operating liabilities	(116)	115
Net cash used in operating activities	(1,672)	(1,281)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	300	511
Net increase (decrease) in investments and restricted cash	1	(4)
Purchases of property and equipment	(201)	(257)
Net cash provided by investing activities	100	250
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	994	3
Repayments of long-term debt	(65)	(247)
Increase in short-term borrowings, primarily 90 days or less	657	715
Sears Hometown and Outlet Stores, Inc. pre-separation funding	—	100
Proceeds from the sale of Sears Hometown and Outlet Stores, Inc.	—	347
Debt issuance costs	(14)	(3)
Purchase of Sears Canada shares	—	(10)
Net cash provided by financing activities	1,572	905
Effect of exchange rate changes on cash and cash equivalents	(10)	1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10)	(125)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	609	747
CASH AND CASH EQUIVALENTS, END OF PERIOD	$599	$622
Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$(4)	$48
Cash interest paid	173	168
Unpaid liability to acquire equipment and software	44	65

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Equity
(Unaudited)

	Equity Attributable to Holdings’ Shareholders
millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 28, 2012	106	$1	$(5,981)	$10,005	$1,865	$(1,609)	$60	$4,341
Comprehensive loss
Net income (loss)	—	—	—	—	(441)	—	4	(437)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	137	1	138
Deferred gain on derivatives, net of tax	—	—	—	—	—	5	—	5
Currency translation adjustments, net of tax	—	—	—	—	—	4	—	4
Total Comprehensive Loss								(290)
Stock awards	—	—	7	(1)	—	—	—	6
Purchase of Sears Canada shares	—	—	—	(3)	—	(1)	(6)	(10)
Associate stock purchase	—	—	3	—	—	—	—	3
Separation of Sears Hometown and Outlet Stores, Inc.	—	—	—	(149)	—	—	—	(149)
Balance at October 27, 2012	106	$1	$(5,971)	$9,852	$1,424	$(1,464)	$59	$3,901
Balance at February 2, 2013	106	$1	$(5,970)	$9,298	$885	$(1,459)	$417	$3,172
Comprehensive loss
Net income (loss)	—	—	—	—	(1,007)	—	41	(966)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	132	8	140
Deferred gain on derivatives, net of tax	—	—	—	—	—	2	—	2
Currency translation adjustments, net of tax	—	—	—	—	—	(14)	(13)	(27)
Total Comprehensive Loss								(851)
Stock awards	—	—	4	(1)	—	—	—	3
Associate stock purchase	—	—	3	—	—	—	—	3
Balance at November 2, 2013	106	$1	$(5,963)	$9,297	$(122)	$(1,339)	$453	$2,327

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 2,018 full-line and specialty retail stores in the United States, operating through Kmart and Sears, and 456 full-line and specialty retail stores in Canada operating through Sears Canada Inc. ("Sears Canada"), a 51%-owned subsidiary. We have three reportable segments: Kmart, Sears Domestic and Sears Canada.
These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The retail business is seasonal in nature, and we generate a high proportion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. These interim financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
Depreciation Expense
Depreciation expense included within depreciation and amortization expense reported on the Condensed Consolidated Statements of Operations was $174 million, $536 million, $198 million and $586 million for the 13- and 39- week periods ended November 2, 2013 and October 27, 2012, respectively.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 2 – BORROWINGS
Total borrowings were as follows:

millions	November 2, 2013	October 27, 2012	February 2, 2013
Short-term borrowings:
Unsecured commercial paper	$160	$417	$345
Secured borrowings	1,591	1,473	749
Long-term debt, including current portion:
Notes and debentures outstanding	2,571	1,668	1,593
Capitalized lease obligations	373	446	433
Total borrowings	$4,695	$4,004	$3,120
The fair value of long-term debt, excluding capitalized lease obligations, was $2.4 billion at November 2, 2013, $1.5 billion at October 27, 2012 and $1.4 billion at February 2, 2013. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 4 to the Condensed Consolidated Financial Statements.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At November 2, 2013, October 27, 2012 and February 2, 2013, we had outstanding commercial paper borrowings of $160 million, $417 million and $345 million, respectively. ESL held $140 million, $325 million and $285 million, respectively, of our commercial paper at November 2, 2013, October 27, 2012 and February 2, 2013, including $88 million, $178 million and $169 million, respectively, held by Edward S. Lampert. See Note 14 for further discussion of these borrowings.
Domestic Credit Agreement
During the first quarter of 2011, Sears Roebuck Acceptance Corp. ("SRAC"), Kmart Corporation (together with SRAC, the "Borrowers") and Holdings entered into an amended credit agreement (the "Domestic Credit Agreement”). The Domestic Credit Agreement provides for a $3.275 billion asset-based revolving credit facility (the "Revolving Facility") with a $1.5 billion letter of credit sub-limit. On October 2, 2013, Holdings and the Borrowers entered into a First Amendment (the "Amendment") to the Domestic Credit Agreement with a syndicate of lenders. Pursuant to the Amendment, the Borrowers borrowed $1.0 billion under a new senior secured term loan facility (the "Term Loan").
Advances under the Revolving Facility bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate ("LIBOR") or a base rate, in either case plus an applicable margin. The Revolving Facility’s interest rates for LIBOR-based borrowings vary based on leverage in the range of LIBOR plus 2.0% to 2.5%. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%. Commitment fees are in a range of 0.375% to 0.625% based on usage. The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.24 billion second lien notes were outstanding at November 2, 2013, resulting in $760 million of permitted second lien indebtedness. The Revolving Facility is scheduled to expire in April 2016.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either (1) LIBOR (subject to a 1.00% LIBOR floor) or (2) the highest of (x) the prime rate of the bank acting as agent of the syndicate of lenders (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% (the highest of (x), (y) and (z), the "Base Rate"), plus an applicable margin for LIBOR loans of 4.50% and for Base Rate loans of 3.50%. Beginning February 2, 2014, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing June 30, 2018. Beginning with the fiscal year ending January 2015, the

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Borrowers are also required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty, other than a 1.00% prepayment premium if the Borrowers enter into certain repricing transactions with respect to the Term Loan within one year. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility.
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
At November 2, 2013, October 27, 2012 and February 2, 2013, we had $1.6 billion, $1.5 billion and $749 million, respectively, of Revolving Facility borrowings and $684 million, $779 million and $754 million, respectively, of letters of credit outstanding under the Revolving Facility. As a result, our availability under the Revolving Facility was $1.0 billion at November 2, 2013, $1.0 billion at October 27, 2012 and $1.8 billion at February 2, 2013. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs. At November 2, 2013, we had $1.0 billion of borrowings under the Term Loan.
Senior Secured Notes
In October 2010, we sold $1 billion aggregate principal amount of senior secured notes (the "Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company’s domestic pension plan in a private placement, of which approximately $110 million remains in the domestic pension plan. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the "Collateral"). The lien that secures the Notes is junior in priority to the lien on such assets that secures obligations under the Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under our domestic credit facility on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Notes at a premium based on the “Treasury Rate” as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.
Sears Canada Credit Agreement
In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the "Sears Canada Facility"). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on inventory and credit card receivables. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At November 2, 2013, October 27, 2012 and February 2, 2013, we had no borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $729

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

million ($760 million Canadian), $734 million ($733 million Canadian) and $503 million ($502 million Canadian), respectively, at November 2, 2013, October 27, 2012 and February 2, 2013. The current availability may be reduced by reserves currently estimated by the Company to be approximately $262 million which may be applied by the lenders at their discretion pursuant to the Credit Facility agreement. As a result of judicial developments relating to the priorities of pension liability relative to certain secured obligations, Sears Canada has executed an amendment to the Sears Canada Credit Facility which would provide additional security to lenders, with respect to the Company's unfunded pension liability by pledging certain real estate assets as collateral thereby partially reducing the potential reserve amounts by up to $150 million. The potential additional reserve amount may increase or decrease in the future based on estimated net pension liabilities.
Wholly owned Insurance Subsidiary and Intercompany Securities
We have numerous types of insurable risks, including workers’ compensation, product and general liability, automobile, warranty, asbestos and environmental claims and the extended service contracts we sell to our customers. In addition, we provide credit insurance to third party creditors of the Company to mitigate their credit risk with the Company. The associated risks are managed through Holdings’ wholly owned insurance subsidiary, Sears Reinsurance Company Ltd. ("Sears Re"), a Bermuda Class 3 insurer.
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears utilizes two securitization structures to issue specific securities in which Sears Re invests its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 125 full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued securities that are secured by the mortgages and collateral assignments of the store leases. Sears Re and two other indirect wholly owned subsidiaries of Holdings own $1.3 billion (par value) of these mortgage-backed securities. Payments to Sears Re on these securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore®, Craftsman® and DieHard® trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to Sears Re on these asset-backed securities are funded by the royalty payments. The issuers of these mortgage-backed and asset-backed securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. Since the inception of the REMIC and KCD IP, LLC, these mortgage-backed and asset-backed securities have been entirely held by our wholly owned consolidated subsidiaries in support of our insurance activities. At November 2, 2013, October 27, 2012 and February 2, 2013, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.7 billion at November 2, 2013, and approximately $0.8 billion at both October 27, 2012 and February 2, 2013.
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
NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS
We primarily use derivatives as a risk management tool to decrease our exposure to fluctuations in the foreign currency market, and do not use derivative financial instruments for trading or speculative purposes. We are exposed to fluctuations in foreign currency exchange rates as a result of our net investment in Sears Canada. Further, Sears Canada is exposed to fluctuations in foreign currency exchange rates due to inventory purchase contracts

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

denominated in U.S. dollars. The recorded amounts and corresponding gains on the hedging activity were not material as of November 2, 2013 and for the 13- and 39- week periods ended.
Hedges of Net Investment in Sears Canada
During the third quarter of 2013, we entered into foreign currency forward contracts with a total Canadian notional value of $300 million, and with a weighted-average remaining life of 0.2 years. These contracts were designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada.
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
Sears Canada Hedges of Merchandise Purchases
At November 2, 2013, Sears Canada had $195 million notional amount of foreign exchange forward contracts. These forward contracts are used to reduce the foreign exchange risk with respect to U.S. dollar denominated assets and liabilities and purchases of goods or services.
Sears Canada has merchandise purchase contracts denominated in U.S. currency. The merchandise purchase contracts are considered embedded derivatives under relevant accounting rules.
We record mark-to-market adjustments for the fair value of forward contracts and embedded derivatives at the end of each period. Changes in the fair value of any derivatives that are not designated as hedges are recorded in earnings each period. Sears Canada mitigates the risk of foreign currency exchange rates by entering into foreign exchange forward contracts. Since the Company's functional currency is the U.S. dollar, we are not directly exposed to the risk of exchange rate changes due to Sears Canada's contracts, and therefore we do not account for these instruments as a hedge of our foreign currency exposure risk.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities and domestic cash and cash equivalents are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt is disclosed in Note 2 to the Condensed Consolidated Financial Statements. The following tables provide the fair value measurement amounts for other financial assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value at November 2, 2013, October 27, 2012 and February 2, 2013:

millions	Total Fair Value Amounts at November 2, 2013	Level 1	Level 2	Level 3
Cash equivalents(1)	$154	$154	$—	$—
Restricted cash(2)	8	8	—	—
Foreign currency derivative assets(3)	4	—	4	—
Total	$166	$162	$4	$—

millions	Total Fair Value Amounts at October 27, 2012	Level 1	Level 2	Level 3
Cash equivalents(1)	$160	$160	$—	$—
Restricted cash(2)	11	11	—	—
Total	$171	$171	$—	$—

millions	Total Fair Value Amounts at February 2, 2013	Level 1	Level 2	Level 3
Cash equivalents(1)	$181	$181	$—	$—
Restricted cash(2)	9	9	—	—
Total	$190	$190	$—	$—

(1)	Included within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

(2)	Included within Restricted cash on the Condensed Consolidated Balance Sheets.

(3)	Included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
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
NOTE 5 – SEARS CANADA
Sears Holdings Ownership of Sears Canada
At both November 2, 2013 and February 2, 2013, Sears Holdings was the beneficial holder of approximately 52 million, or 51%, of the common shares of Sears Canada. At October 27, 2012, Sears Holdings was the beneficial holder of approximately 97 million, or 96%, of the common shares of Sears Canada.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Partial Spin-Off
On November 13, 2012, we completed a partial spin-off (the "spin-off") of our interest in Sears Canada. Prior to the spin-off, Holdings beneficially owned approximately 96% of the issued and outstanding common shares of Sears Canada. In connection with the spin-off, we distributed approximately 45 million common shares of Sears Canada held by Holdings on a pro rata basis to holders of Holdings' common stock. Following the spin-off, Holdings was the beneficial holder of approximately 51% of the issued and outstanding common shares of Sears Canada, and as such, Holdings has maintained control of Sears Canada and will continue to consolidate the results of Sears Canada. We accounted for the spin-off as an equity transaction in accordance with accounting standards applicable to noncontrolling interests. Accordingly, we reclassified a portion of our ownership interest in Sears Canada and accumulated other comprehensive loss to noncontrolling interest in the Consolidated Statement of Equity for the period ended February 2, 2013.
Sears Canada Share Repurchases
During the second quarter of 2013, Sears Canada renewed its Normal Course Issuer Bid with the Toronto Stock Exchange that permits it to purchase for cancellation up to 5% of its issued and outstanding common shares, representing approximately 5.1 million common shares. The purchase authorization expires on May 23, 2014 or on such earlier date as Sears Canada may complete its purchases pursuant to the Normal Course Issuer bid. There were no share purchases during the 13- and 39-week periods ended November 2, 2013. As part of a Normal Course Issuer Bid in place for the period from May 25, 2011 to May 24, 2012, and then canceled, Sears Canada purchased and canceled approximately 0.9 million common shares for $10 million during the 39-week period ended October 27, 2012.
NOTE 6 – STORE CLOSING COSTS, IMPAIRMENTS AND REAL ESTATE TRANSACTIONS
Store Closing Costs and Severance
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that we believe can be realized through sub-leasing the leased space. During the third quarter of 2013, we closed 12 stores in our Kmart segment and 6 stores in our Sears Domestic segment we previously announced would close. During the first nine months of 2013, we closed 39 stores in our Kmart segment and 16 stores in our Sears Domestic segment we previously announced would close, and recorded charges for the related lease obligations of $1 million for 4 of these stores at Kmart.
During the third quarter of 2012, we closed 9 stores in our Kmart segment and 6 stores in our Sears Domestic segment we previously announced would close, and recorded charges for the related lease obligations of $1 million for 9 of these stores at Kmart. During the first nine months of 2012, we closed 61 stores in our Kmart segment and 131 stores in our Sears Domestic segment we previously announced would close, and recorded charges for the related lease obligations of $7 million for 45 of these stores at Kmart and $40 million for 46 of these stores at Sears Domestic.
We expect to record an additional charge of approximately $20 million in the fourth quarter of 2013 related to stores we had previously made the decision to close.
We made the decision to close 27 stores in our Kmart segment and 4 stores in our Sears Domestic segment during the third quarter of 2013, and 52 stores in our Kmart segment and 16 stores in our Sears Domestic segment during the first nine months of 2013.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Store closing costs and severance recorded for the 13- and 39- week periods ended November 2, 2013 and October 27, 2012 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$12	$3	$(2)	$4	$6	$23
Sears Domestic	1	—	(34)	1	2	(30)
Sears Canada	—	15	—	—	—	15
Total for the 13-week period ended November 2, 2013	$13	$18	$(36)	$5	$8	$8

Kmart	$18	$7	$(4)	$6	$5	$32
Sears Domestic	14	(1)	1	(6)	4	12
Sears Canada	—	1	(1)	3	—	3
Total for the 13-week period ended October 27, 2012	$32	$7	$(4)	$3	$9	$47

Kmart	$21	$5	$(3)	$10	$7	$40
Sears Domestic	7	2	(40)	4	11	(16)
Sears Canada	—	17	—	—	—	17
Total for the 39-week period ended November 2, 2013	$28	$24	$(43)	$14	$18	$41

Kmart	$18	$7	$7	$6	$6	$44
Sears Domestic	14	(1)	40	(6)	10	57
Sears Canada	—	3	(1)	3	—	5
Total for the 39-week period ended October 27, 2012	$32	$9	$46	$3	$16	$106

(1)	Recorded within Cost of sales, buying and occupancy on the Condensed Consolidated Statements of Operations.

(2)
Recorded within Selling and administrative on the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)
Costs for the 13- week period ended November 2, 2013 include $5 million recorded within Impairment charges and $3 million recorded within Depreciation and amortization and costs for the 39- week period ended November 2, 2013 include $13 million recorded within Impairment charges and $5 million recorded within Depreciation and amortization on the Condensed Consolidated Statements of Operations. Costs for the 13- week and 39- week periods ended October 27, 2012 are recorded within Depreciation and amortization on the Condensed Consolidated Statements of Operations.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Store closing cost accruals of $149 million, $159 million and $193 million at November 2, 2013, October 27, 2012 and February 2, 2013, respectively, were as follows:

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at October 27, 2012	$22	$120	$17	$159
Store closing costs	22	23	4	49
Payments/utilizations	(3)	(5)	(7)	(15)
Balance at February 2, 2013	41	138	14	193
Store closing costs	24	(24)	14	14
Payments/utilizations	(28)	(18)	(12)	(58)
Balance at November 2, 2013	$37	$96	$16	$149
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
NOTE 7 – EQUITY
 Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	November 2, 2013	October 27, 2012	February 2, 2013
Pension and postretirement adjustments (net of tax of $(441), $(488) and $(443), respectively)	$(1,276)	$(1,440)	$(1,408)
Cumulative unrealized derivative gain (net of tax of $0, $0 and $0, respectively)	2	—	—
Currency translation adjustments (net of tax of $(39), $(26) and $(39), respectively)	(65)	(24)	(51)
Accumulated other comprehensive loss	$(1,339)	$(1,464)	$(1,459)
Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.
Accumulated other comprehensive loss attributable to noncontrolling interests at November 2, 2013, October 27, 2012, and February 2, 2013 was $69 million, $7 million and $64 million, respectively.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Income Tax Expense Allocated to Each Component of Other Comprehensive Income (Loss)
Income tax expense allocated to each component of other comprehensive income (loss) was as follows:

	13 Weeks Ended November 2, 2013			13 Weeks Ended October 27, 2012
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income (loss)
Pension and postretirement adjustments(1)	$48	$(2)	$46	$48	$(2)	$46
Deferred gain on derivatives	2	—	2	—	—	—
Currency translation adjustments	1	(1)	—	5	(1)	4
Total other comprehensive income (loss)	$51	$(3)	$48	$53	$(3)	$50

	39 Weeks Ended November 2, 2013			39 Weeks Ended October 27, 2012
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income (loss)
Pension and postretirement adjustments(1)	$145	$(5)	$140	$143	$(5)	$138
Deferred gain on derivatives	2	—	2	5	—	5
Currency translation adjustments	(27)	—	(27)	4	—	4
Total other comprehensive income (loss)	$120	$(5)	$115	$152	$(5)	$147

(1)	Included in the computation of net periodic benefit expense. See Note 8 to the Condensed Consolidated Financial Statements.
Share Repurchase Program
During the 13- and 39- week periods ended November 2, 2013 and October 27, 2012, we repurchased no shares of our common stock under our common share repurchase program. At November 2, 2013, we had approximately $504 million of remaining authorization under our common share repurchase program.
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

	13 Weeks Ended		39 Weeks Ended
millions	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Components of net periodic expense:
Interest cost	$75	$96	$225	$288
Expected return on plan assets	(75)	(93)	(229)	(279)
Amortization of experience losses	48	48	145	143
Net periodic expense	$48	$51	$141	$152
Contributions
During the 13- and 39- week periods ended November 2, 2013, we made total contributions of $150 million and $326 million, respectively, to our pension and postretirement plans. During the 13- and 39- week periods ended October 27, 2012, we made total contributions of $329 million and $493 million, respectively, to our pension and postretirement plans. We anticipate making aggregate contributions to our domestic and Canadian defined benefit and postretirement plans of approximately $94 million over the remainder of 2013.
NOTE 9 – INCOME TAXES
We had gross unrecognized tax benefits of $142 million at November 2, 2013, $159 million at October 27, 2012 and $161 million at February 2, 2013. Of the amount at November 2, 2013, $86 million, would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13- and 39- week periods ended November 2, 2013, gross unrecognized tax benefits did not change and decreased by $19 million, respectively, due to federal, foreign and state audit activity. During the 13- and 39-week periods ended October 27, 2012, gross unrecognized tax benefits decreased by $2 million and $33 million, respectively, due to federal, foreign, and state audit activity. We expect that our unrecognized tax benefits could decrease by as much as $22 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At November 2, 2013, October 27, 2012, and February 2, 2013, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $53 million ($36 million net of federal benefit), $60 million ($41 million net of federal benefit), and $57 million ($39 million net of federal benefit), respectively. The total amount of net interest expense or income recognized as part of income tax expense/benefit in our Condensed Consolidated Statements of Operations was $2 million expense and $2 million benefit (net of federal benefit) for the 13- and 39- week periods ended November 2, 2013, respectively.
We file income tax returns in the United States, as well as various foreign jurisdictions. The IRS has completed its examination of Holdings' federal income tax returns through 2009, and all matters have been resolved except one issue in the 2008 and 2009 returns for which we are currently working with the IRS Appeals. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2002 through 2011, and Kmart is under examination by such jurisdictions for the years 2003 through 2011.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

At the end of 2012, we had a federal and state net operating loss ("NOL") deferred tax asset of $722 million, which will expire predominately between 2019 and 2033. We have federal credit carryforwards of $605 million, which will expire between 2015 and 2033.
At February 2, 2013, we had a valuation allowance of $2.7 billion to record only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance as the year progresses for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset. At the end of 2012, we had a state separate entity deferred tax asset of $145 million. In the event the Company does not achieve the required future taxable income for the remainder of 2013, an additional valuation allowance may be required.
The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. For the third quarter of 2013, our effective income tax rate was a benefit of 0.4% primarily due to not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the third quarter of 2013 benefited from statute expirations and the lower tax on the Sears Canada gain on sales of assets.
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
Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States and Canada. The merchandise and service categories are as follows:

(i)	Hardlines—consists of appliances, consumer electronics, lawn & garden, tools & hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women’s, men’s, kids’, footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore; and

(iv)	Service and Other—includes repair, installation and automotive service and extended contract revenue as well as revenues earned in connection with our agreements with SHO.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	13 Weeks Ended November 2, 2013
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$822	$2,084	$472	$3,378
Apparel and Soft Home	913	1,174	421	2,508
Food and Drug	1,162	2	—	1,164
Service and Other	19	1,159	44	1,222
Total merchandise sales and services	2,916	4,419	937	8,272
Costs and expenses
Cost of sales, buying and occupancy	2,327	3,326	688	6,341
Selling and administrative	745	1,244	273	2,262
Depreciation and amortization	31	128	22	181
Impairment charges	3	2	1	6
Gain on sales of assets	(19)	(2)	—	(21)
Total costs and expenses	3,087	4,698	984	8,769
Operating loss	$(171)	$(279)	$(47)	$(497)
Total assets	$4,780	$13,013	$2,416	$20,209
Capital expenditures	$17	$55	$13	$85

	13 Weeks Ended October 27, 2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$881	$2,671	$558	$4,110
Apparel and Soft Home	917	1,263	443	2,623
Food and Drug	1,263	9	—	1,272
Service and Other	20	781	51	852
Total merchandise sales and services	3,081	4,724	1,052	8,857
Costs and expenses
Cost of sales, buying and occupancy	2,409	3,448	747	6,604
Selling and administrative	800	1,393	303	2,496
Depreciation and amortization	39	145	27	211
Gain on sales of assets	(3)	(17)	(6)	(26)
Total costs and expenses	3,245	4,969	1,071	9,285
Operating loss	$(164)	$(245)	$(19)	$(428)
Total assets	$5,216	$13,690	$2,896	$21,802
Capital expenditures	$23	$52	$21	$96

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	39 Weeks Ended November 2, 2013
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$2,697	$6,725	$1,397	$10,819
Apparel and Soft Home	2,909	3,459	1,162	7,530
Food and Drug	3,521	8	—	3,529
Service and Other	60	3,517	140	3,717
Total merchandise sales and services	9,187	13,709	2,699	25,595
Costs and expenses
Cost of sales, buying and occupancy	7,184	10,163	1,975	19,322
Selling and administrative	2,205	3,800	766	6,771
Depreciation and amortization	97	390	72	559
Impairment charges	3	10	1	14
Gain on sales of assets	(47)	(48)	(181)	(276)
Total costs and expenses	9,442	14,315	2,633	26,390
Operating income (loss)	$(255)	$(606)	$66	$(795)
Total assets	$4,780	$13,013	$2,416	$20,209
Capital expenditures	$42	$131	$28	$201

	39 Weeks Ended October 27, 2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$2,882	$8,775	$1,629	$13,286
Apparel and Soft Home	3,003	3,715	1,215	7,933
Food and Drug	3,922	32	—	3,954
Service and Other	63	2,202	156	2,421
Total merchandise sales and services	9,870	14,724	3,000	27,594
Costs and expenses
Cost of sales, buying and occupancy	7,560	10,546	2,137	20,243
Selling and administrative	2,315	4,197	866	7,378
Depreciation and amortization	110	437	78	625
Gain on sales of assets	(17)	(250)	(169)	(436)
Total costs and expenses	9,968	14,930	2,912	27,810
Operating income (loss)	$(98)	$(206)	$88	$(216)
Total assets	$5,216	$13,690	$2,896	$21,802
Capital expenditures	$90	$110	$57	$257

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 11 – SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at November 2, 2013, October 27, 2012 and February 2, 2013 consisted of the following:

millions	November 2, 2013	October 27, 2012	February 2, 2013
Unearned revenues	$849	$796	$843
Self-insurance reserves	697	724	714
Other	493	617	569
Total	$2,039	$2,137	$2,126
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
NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. The update will be effective for the Company in the first quarter of 2014 and is not expected to have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.
Disclosures about Reclassification Adjustments out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update was effective and adopted by the Company in the first quarter of 2013 and impacted the Company's disclosures, but otherwise did not have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.
Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. This update was effective and adopted by the Company in the first quarter of 2013 and did not have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.
Disclosures about Offsetting Assets and Liabilities
In December 2011, the FASB issued an accounting standards update which requires disclosures of gross and net information about financial derivative instruments eligible for offset in the statement of financial position or subject to a master netting agreement. In January 2013, the FASB issued an accounting standards update which narrows the scope of the disclosure requirements to derivatives, securities borrowings, and securities lending transactions that are either offset or subject to a master netting arrangement. This update was effective for and adopted by the Company in the first quarter of 2013 and impacted the Company's disclosures, but otherwise did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.
NOTE 14 – RELATED PARTY DISCLOSURE
Investment of Surplus Cash
Our Board has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf, other than Mr. Lampert's compensation as our Chief Executive Officer. ESL beneficially owned approximately 55% of our outstanding common stock at November 2, 2013.
Further, to clarify the expectations that the Board of Directors has with respect to the investment of our surplus cash, the Board has renounced, in accordance with Delaware law, any interest or expectancy of the Company associated with any investment opportunities in securities that may come to the attention of Mr. Lampert or any employee, officer, director or advisor to ESL and its affiliated investment entities (each, a "Covered Party") who also serves as an officer or director of the Company other than (a) investment opportunities that come to such Covered Party's attention directly and exclusively in such Covered Party's capacity as a director, officer or employee of the Company, (b) control investments in companies in the mass merchandising, retailing, commercial appliance distribution, product protection agreements, residential and commercial product installation and repair services and automotive repair and maintenance industries and (c) investment opportunities in companies or assets with a significant role in our retailing business, including investment in real estate currently leased by the Company or in

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

suppliers for which the Company is a substantial customer representing over 10% of such companies' revenues, but excluding investments of ESL that were existing as of May 23, 2005.
Unsecured Commercial Paper
During the first nine months of 2013 and 2012, ESL and its affiliates purchased unsecured commercial paper issued by SRAC, an indirect wholly owned subsidiary of Sears Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate, and principal amount outstanding was 29.2 days, 2.77% and $237 million and 27.9 days, 1.90% and $202 million, respectively, in the first nine months of 2013 and 2012. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2013 was $305 million and the aggregate amount of interest paid by SRAC to ESL during the first nine months of 2013 was $5.4 million. ESL held $140 million, $325 million and $285 million, respectively, in principal amount of commercial paper at November 2, 2013, October 27, 2012 and February 2, 2013, which included $88 million, $178 million and $169 million, respectively, held by Mr. Lampert. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
Senior Secured Notes and Subsidiary Notes
In 2011, Mr. Lampert and ESL purchased an aggregate of $95 million of principal amount of the Company's 6 5/8% Senior Secured Notes due 2018 (the "6 5/8% Notes") and $10 million of principal amount of unsecured notes issued by SRAC and another indirect wholly owned subsidiary of Sears Holdings, Sears DC Corp. (the "Subsidiary Notes"). The Subsidiary Notes issued by Sears DC Corp. matured in 2012. At both November 2, 2013 and February 2, 2013, Mr. Lampert and ESL held an aggregate of $95 million of principal amount of 6 5/8% Notes and $3 million of principal amount of Subsidiary Notes. At October 27, 2012, Mr. Lampert and ESL held an aggregate of $95 million of principal amount of 6 5/8% Notes and $5 million of principal amount of Subsidiary Notes.
Trade Receivable Put Agreements
On January 26, 2012, ESL entered into an agreement with a financial institution to acquire from the financial institution an undivided participating interest in a certain percentage of its rights and obligations under trade receivable put agreements that were entered into with certain vendors of the Company. These agreements generally provide that, in the event of a bankruptcy filing by the Company, the financial institution will purchase such vendors’ accounts receivable arising from the sale of goods or services to the Company. ESL may from time to time choose to purchase an 80% undivided participating interest in the rights and obligations primarily arising under future trade receivable put agreements that the financial institution enters into with our vendors during the term of its agreement. The Company is neither a party nor will it become a party to any of these agreements. At November 2, 2013, October 27, 2012 and February 2, 2013, ESL held a participation interest totaling $90 million, $315 million and $234 million, respectively, in the financial institution’s agreements relating to the Company.
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
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At November 2, 2013, October 27, 2012 and February 2, 2013, Holdings reported a net amount receivable from SHO of $57 million, $80 million and $79 million, respectively, in the Accounts receivable line of the Condensed Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $425 million and $1.3 billion, respectively, for the 13- and 39- week periods ended November 2, 2013, and $73 million for both the 13- and 39- week periods ended October 27, 2012. The net amounts SHO earned related to commissions were $21 million and $84 million, respectively, for the 13- and 39- week periods ended November 2, 2013, and $7 million for both the 13- and 39- week periods ended October 27, 2012. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 for further information related to these guarantees.
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
NOTE 15 – GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At November 2, 2013, the principal amount outstanding of the Company's 6 5/8% senior secured notes due 2018 was $1.24 billion. These notes were issued in 2010 by Sears Holdings Corporation ("Parent"). The notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by SRAC (the "guarantor subsidiaries"). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at November 2, 2013, October 27, 2012 and February 2, 2013, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Income (Loss) for the 13- and 39- week periods ended November 2, 2013 and October 27, 2012, and the Condensed Consolidating Statements of Cash flows for the 39-week periods ended November 2, 2013 and October 27, 2012 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
Merchandise sales and services included revenues of approximately $463 million and $1.7 billion, respectively, from the Sears Hometown and Outlet businesses for the 13- and 39- week periods ended October 27, 2012. Net loss attributable to Holdings' shareholders included net income of approximately $8 million and $51 million, respectively, from the Sears Hometown and Outlet businesses for the 13- and 39- week periods ended October 27, 2012. The financial information for the Sears Hometown and Outlet businesses is reflected within the guarantor subsidiaries balances for this period. The condensed consolidated financial information at and for the period ended November 2, 2013 reflects the effects of the separation of SHO.
The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions including transactions with our wholly-owned non-guarantor insurance subsidiary. The Company has accounted for investments in subsidiaries under the equity method. The guarantor subsidiaries are 100% owned directly or indirectly by the Parent and all guarantees are joint, several and unconditional. Additionally, the notes are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables of the

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

guarantor subsidiaries, and consequently may not be available to satisfy the claims of the Company's general creditors. Certain investments primarily held by non-guarantor subsidiaries are recorded by the issuers at historical cost and are recorded at fair value by the holder.
Condensed Consolidating Balance Sheet
November 2, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$354	$245	$—	$599
Intercompany receivables	—	—	26,052	(26,052)	—
Accounts receivable	—	412	129	—	541
Merchandise inventories	—	7,938	974	—	8,912
Prepaid expenses and other current assets	94	877	471	(966)	476
Total current assets	94	9,581	27,871	(27,018)	10,528
Total property and equipment, net	—	4,164	1,518	—	5,682
Goodwill and intangible assets	—	951	2,286	—	3,237
Other assets	15	278	2,840	(2,371)	762
Investment in subsidiaries	15,257	25,443	—	(40,700)	—
TOTAL ASSETS	$15,366	$40,417	$34,515	$(70,089)	$20,209
Current liabilities
Short-term borrowings	$—	$1,751	$—	$—	$1,751
Current portion of long-term debt and capitalized lease obligations	—	67	15	—	82
Merchandise payables	—	3,067	450	—	3,517
Intercompany payables	12,355	13,697	—	(26,052)	—
Short-term deferred tax liabilities	3	460	—	(33)	430
Other current liabilities	5	2,473	2,350	(933)	3,895
Total current liabilities	12,363	21,515	2,815	(27,018)	9,675
Long-term debt and capitalized lease obligations	1,238	3,785	85	(2,246)	2,862
Pension and postretirement benefits	—	2,008	379	—	2,387
Long-term deferred tax liabilities	—	—	904	15	919
Other long-term liabilities	—	798	1,491	(250)	2,039
Total Liabilities	13,601	28,106	5,674	(29,499)	17,882
EQUITY
Shareholder’s equity	1,765	12,311	28,841	(41,043)	1,874
Noncontrolling interest	—	—	—	453	453
Total Equity	1,765	12,311	28,841	(40,590)	2,327
TOTAL LIABILITIES AND EQUITY	$15,366	$40,417	$34,515	$(70,089)	$20,209

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended November 2, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$7,322	$1,788	$(838)	$8,272
Cost of sales, buying and occupancy	—	5,758	1,024	(441)	6,341
Selling and administrative	—	2,087	572	(397)	2,262
Depreciation and amortization	—	138	43	—	181
Impairment charges	—	5	1	—	6
Gain on sales of assets	—	(21)	—	—	(21)
Total costs and expenses	—	7,967	1,640	(838)	8,769
Operating income (loss)	—	(645)	148	—	(497)
Interest expense	(54)	(101)	(17)	111	(61)
Interest and investment income	—	9	110	(111)	8
Other income	—	—	1	—	1
Income (loss) before income taxes	(54)	(737)	242	—	(549)
Income tax (expense) benefit	—	41	(39)	—	2
Equity (deficit) in earnings in subsidiaries	(493)	125	—	368	—
Net income (loss)	(547)	(571)	203	368	(547)
Loss attributable to noncontrolling interests	—	—	—	13	13
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(547)	$(571)	$203	$381	$(534)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended October 27, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$7,772	$1,978	$(893)	$8,857
Cost of sales, buying and occupancy	—	5,940	1,124	(460)	6,604
Selling and administrative	—	2,313	616	(433)	2,496
Depreciation and amortization	—	162	49	—	211
Gain on sales of assets	—	(20)	(6)	—	(26)
Total costs and expenses	—	8,395	1,783	(893)	9,285
Operating income (loss)	—	(623)	195	—	(428)
Interest expense	(57)	(98)	(26)	113	(68)
Interest and investment income	—	11	109	(113)	7
Other income	—	—	2	—	2
Income (loss) before income taxes	(57)	(710)	280	—	(487)
Income tax (expense) benefit	(39)	74	(46)	—	(11)
Equity (deficit) in earnings in subsidiaries	(402)	153	—	249	—
Net income (loss)	(498)	(483)	234	249	(498)
Loss attributable to noncontrolling interests	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(498)	$(483)	$234	$249	$(498)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 39 Weeks Ended November 2, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$22,930	$5,263	$(2,598)	$25,595
Cost of sales, buying and occupancy	—	17,646	2,973	(1,297)	19,322
Selling and administrative	1	6,393	1,678	(1,301)	6,771
Depreciation and amortization	—	424	135	—	559
Impairment charges	—	13	1	—	14
Gain on sales of assets	—	(95)	(181)	—	(276)
Total costs and expenses	1	24,381	4,606	(2,598)	26,390
Operating income (loss)	(1)	(1,451)	657	—	(795)
Interest expense	(164)	(285)	(65)	333	(181)
Interest and investment income	—	28	334	(333)	29
Income (loss) before income taxes	(165)	(1,708)	926	—	(947)
Income tax (expense) benefit	—	127	(146)	—	(19)
Equity (deficit) in earnings in subsidiaries	(801)	533	—	268	—
Net income (loss)	(966)	(1,048)	780	268	(966)
Income attributable to noncontrolling interests	—	—	—	(41)	(41)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(966)	$(1,048)	$780	$227	$(1,007)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 39 Weeks Ended October 27, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$24,504	$5,748	$(2,658)	$27,594
Cost of sales, buying and occupancy	—	18,315	3,257	(1,329)	20,243
Selling and administrative	1	6,883	1,823	(1,329)	7,378
Depreciation and amortization	—	478	147	—	625
Gain on sales of assets	—	(267)	(169)	—	(436)
Total costs and expenses	1	25,409	5,058	(2,658)	27,810
Operating income (loss)	(1)	(905)	690	—	(216)
Interest expense	(169)	(289)	(80)	339	(199)
Interest and investment income	—	31	336	(339)	28
Other income	—	—	3	—	3
Income (loss) before income taxes	(170)	(1,163)	949	—	(384)
Income tax (expense) benefit	—	109	(162)	—	(53)
Equity (deficit) in earnings in subsidiaries	(267)	541	—	(274)	—
Net income (loss)	(437)	(513)	787	(274)	(437)
Income attributable to noncontrolling interests	—	—	—	(4)	(4)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(437)	$(513)	$787	$(278)	$(441)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended November 2, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(547)	$(571)	$203	$368	$(547)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	42	4	—	46
Deferred gain on derivatives, net of tax	2	—	—	—	2
Currency translation adjustments, net of tax	—	—	—	—	—
Unrealized net gain (loss), net of tax	—	1	28	(29)	—
Total other comprehensive income (loss)	2	43	32	(29)	48
Comprehensive income (loss)	(545)	(528)	235	339	(499)
Comprehensive loss attributable to noncontrolling interests	—	—	—	11	11
Comprehensive income (loss) attributable to Holdings’ shareholders	$(545)	$(528)	$235	$350	$(488)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended October 27, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(498)	$(483)	$234	$249	$(498)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	42	4	—	46
Currency translation adjustments, net of tax	—	—	4	—	4
Unrealized net gain (loss), net of tax	—	(1)	2	(1)	—
Total other comprehensive income (loss)	—	41	10	(1)	50
Comprehensive income (loss)	(498)	(442)	244	248	(448)
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to Holdings’ shareholders	$(498)	$(442)	$244	$248	$(448)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 39 Weeks Ended November 2, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(966)	$(1,048)	$780	$268	$(966)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	126	14	—	140
Deferred gain on derivatives, net of tax	2	—	—	—	2
Currency translation adjustments, net of tax	—	—	(27)	—	(27)
Unrealized net gain (loss), net of tax	—	(1)	(16)	17	—
Total other comprehensive income (loss)	2	125	(29)	17	115
Comprehensive income (loss)	(964)	(923)	751	285	(851)
Comprehensive income attributable to noncontrolling interests	—	—	—	(36)	(36)
Comprehensive income (loss) attributable to Holdings’ shareholders	$(964)	$(923)	$751	$249	$(887)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended November 2, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(2,348)	$676	$—	$(1,672)
Proceeds from sales of property and investments	—	112	188	—	300
Net increase in investments and restricted cash	—	—	1	—	1
Purchases of property and equipment	—	(173)	(28)	—	(201)
Net investing with Affiliates	—	—	191	(191)	—
Net cash provided by (used in) investing activities	—	(61)	352	(191)	100
Proceeds from debt issuances	—	990	4	—	994
Repayments of long-term debt	—	(55)	(10)	—	(65)
Increase in short-term borrowings, primarily 90 days or less	—	657	—	—	657
Debt issue costs	—	(14)	—	—	(14)
Intercompany dividend	416	22	(438)	—	—
Net borrowing with Affiliates	(416)	843	(618)	191	—
Net cash provided by (used in) financing activities	—	2,443	(1,062)	191	1,572
Effect of exchange rate changes on cash and cash equivalents	—	—	(10)	—	(10)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	34	(44)	—	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	320	289	—	609
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$354	$245	$—	$599

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 27, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(1,816)	$535	$—	$(1,281)
Proceeds from sales of property and investments	—	333	178	—	511
Net decrease in investments and restricted cash	—	—	(4)	—	(4)
Purchases of property and equipment	—	(199)	(58)	—	(257)
Net investing with Affiliates	—	—	(131)	131	—
Net cash provided by (used in) investing activities	—	134	(15)	131	250
Proceeds from debt issuances	—	—	3	—	3
Repayments of long-term debt	—	(130)	(117)	—	(247)
Increase in short-term borrowings, primarily 90 days or less	—	715	—	—	715
Sears Hometown and Outlet Stores, Inc. pre-separation funding	—	100	—	—	100
Intercompany dividend	100	(100)	—	—	—
Proceeds from the sale of Sears Hometown and Outlet Stores, Inc.	347	—	—	—	347
Debt issuance costs	—	(3)	—	—	(3)
Purchase of Sears Canada shares	—	—	(10)	—	(10)
Net borrowing with Affiliates	(447)	1,146	(568)	(131)	—
Net cash provided by (used in) financing activities	—	1,728	(692)	(131)	905
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	46	(171)	—	(125)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	336	411	—	747
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$382	$240	$—	$622

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 16 – SUBSEQUENT EVENTS
On November 19, 2013, Sears Canada announced that its Board of Directors declared a cash dividend of $5 Canadian per common share, or approximately $509 million Canadian, which will be paid on December 6, 2013 to shareholders of record as of the close of business on December 2, 2013. Accordingly, the Company expects to receive dividends of approximately $260 million Canadian and expects minority shareholders in Sears Canada to receive dividends of approximately $249 million Canadian during the fourth quarter of 2013.
On November 11, 2013, Sears Canada announced it entered into an agreement with Montez Income Properties Corporation to sell its 50% joint venture interest in eight properties it owns with The Westcliff Group of Companies for consideration of approximately $315 million Canadian. The transaction is expected to close on January 8, 2014, subject to customary closing conditions including site investigations and financing.
On October 29, 2013, Sears Canada also announced it entered into an agreement with The Cadillac Fairview Corporation Limited to surrender and early terminate the leases on five properties for consideration of approximately $400 million Canadian. The transaction closed as expected on November 12, 2013.
As previously announced on October 29, 2013, we are currently evaluating separating both our Lands' End business and Sears Auto Center business. With regards to the Lands' End business, we anticipate that any separation, if pursued, would not be structured as a sale, but rather through a transaction that would allow existing shareholders the opportunity to benefit from the significant potential for value creation over the long term. Regarding the Sears Auto Center business, we are in the process of evaluating strategic alternatives for the business to maximize its value for our shareholders.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 2, 2013.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of 2,018 full-line and specialty retail stores in the United States, operating through Kmart and Sears, and 456 full-line and specialty retail stores in Canada operating through Sears Canada Inc. ("Sears Canada"), a 51%-owned subsidiary. Further, we operate a number of websites under the Sears.com and Kmart.com banners which offer approximately 100 million products and provide the capability for our customers to engage in cross-channel transactions such as buy online/pick-up in store; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your WayTM, a social shopping experience where members have the ability to earn points, receive additional benefits and interact/shop with each other through shopyourway.com. Our Shop Your Way membership program is continuing to gain traction with our members as members continue to engage in all aspects of our program, including points and other program benefits. The Company is the leading home appliance retailer as well as a leader in tools, lawn and garden, fitness equipment and automotive repair and maintenance. Key proprietary brands include Kenmore®, Craftsman® and DieHard®. We also maintain a broad apparel offering including such well-known labels as Lands' End®, the Kardashian Kollection, Jaclyn Smith, Joe Boxer, Sandra Lee and Levi's, as well as Sofia by Sofia Vergara and the Country Living Home Collection. We are the nation's largest provider of home services, with more than 14 million service calls made annually.
We conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the "Business Segments" section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended February 2, 2013.
On October 11, 2012, we completed the separation of our Sears Hometown and Outlet businesses through a rights offering transaction. In connection with the separation, the Company and certain of its subsidiaries have entered into various agreements with Sears Hometown and Outlet Stores, Inc. ("SHO"), which, among other things, (1) govern the principal transactions relating to the rights offering and certain aspects of our relationship with SHO following the separation, (2) establish terms under which Holdings and certain of its subsidiaries will provide SHO with services, and (3) establish terms pursuant to which Holdings and certain of its subsidiaries will obtain merchandise for SHO. The financial impact of these agreements is presented within the Condensed Consolidated Results of Operations after the separation date.
On November 13, 2012, we completed a partial spin-off (the "spin-off") of our interest in Sears Canada. Prior to the spin-off, Holdings beneficially owned approximately 96% of the issued and outstanding common shares of Sears Canada. Following the spin-off, Holdings was the beneficial holder of approximately 51% of the issued and outstanding common shares of Sears Canada.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
REVENUES
Merchandise sales and services	$8,272	$8,857	$25,595	$27,594
COSTS AND EXPENSES
Cost of sales, buying and occupancy	6,341	6,604	19,322	20,243
Gross margin dollars	1,931	2,253	6,273	7,351
Gross margin rate	23.3%	25.4%	24.5%	26.6%
Selling and administrative	2,262	2,496	6,771	7,378
Selling and administrative expense as a percentage of total revenues	27.3%	28.2%	26.5%	26.7%
Depreciation and amortization	181	211	559	625
Impairment charges	6	—	14	—
Gain on sales of assets	(21)	(26)	(276)	(436)
Total costs and expenses	8,769	9,285	26,390	27,810
Operating loss	(497)	(428)	(795)	(216)
Interest expense	(61)	(68)	(181)	(199)
Interest and investment income	8	7	29	28
Other income	1	2	—	3
Loss before income taxes	(549)	(487)	(947)	(384)
Income tax (expense) benefit	2	(11)	(19)	(53)
Net loss	(547)	(498)	(966)	(437)
(Income) loss attributable to noncontrolling interests	13	—	(41)	(4)
NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(534)	$(498)	$(1,007)	$(441)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic loss per share	$(5.03)	$(4.70)	$(9.49)	$(4.16)
Diluted loss per share	$(5.03)	$(4.70)	$(9.49)	$(4.16)
Basic weighted average common shares outstanding	106.1	105.9	106.1	105.9
Diluted weighted average common shares outstanding	106.1	105.9	106.1	105.9
References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales amounts include online sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a benefit of approximately 50 basis points and 70 basis points to total domestic comparable store sales for the third quarter and first nine months of 2013, respectively. In addition, comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a negative impact of approximately 10 basis points and a benefit of approximately 10 basis points, for the third quarter and first nine months of 2013, respectively.
Our fiscal 2013 third quarter was comprised of the 13-week period ended November 2, 2013, while our fiscal 2012 third quarter was comprised of the 13-week period ended October 27, 2012. This one week shift in sales had no impact on the domestic comparable store sales results reported herein due to the fact that for purposes of reporting domestic comparable store sales for the third quarter, weeks 27 through 39 for fiscal 2013 have been compared to weeks 28 through 40 of fiscal year 2012, thereby eliminating the impact of the one week shift.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Net Loss Attributable to Holdings’ Shareholders, Adjusted EBITDA and Adjusted Loss per Share
We recorded a net loss attributable to Holdings’ shareholders for the third quarter of $534 million, or $5.03 loss per diluted share, and $498 million, or $4.70 loss per diluted share, for 2013 and 2012, respectively. We recorded a net loss attributable to Holdings' shareholders for the first nine months of $1.0 billion, or $9.49 loss per diluted share, and $441 million, or $4.16 loss per diluted share, for 2013 and 2012, respectively.
In addition to our net loss determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") measurement as well as Adjusted Earnings per Share ("Adjusted EPS").
Adjusted EBITDA is computed as net loss attributable to Sears Holdings Corporation appearing on the Condensed Consolidated Statements of Operations excluding (income) loss attributable to noncontrolling interests, income tax (expense) benefit, interest expense, interest and investment income, other income, depreciation and amortization and gain on sales of assets. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Adjusted EBITDA was determined as follows:

	13 Weeks Ended		39 Weeks Ended
millions	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net loss attributable to SHC per statement of operations	$(534)	$(498)	$(1,007)	$(441)
Income (loss) attributable to noncontrolling interests	(13)	—	41	4
Income tax expense (benefit)	(2)	11	19	53
Interest expense	61	68	181	199
Interest and investment income	(8)	(7)	(29)	(28)
Other income	(1)	(2)	—	(3)
Operating loss	(497)	(428)	(795)	(216)
Depreciation and amortization	181	211	559	625
Gain on sales of assets	(21)	(26)	(276)	(436)
Before excluded items	(337)	(243)	(512)	(27)

Domestic pension expense	41	42	122	124
Closed store reserve and severance	4	38	27	90
Impairment charges	6	—	14	—
Transaction costs	—	7	—	10
Adjusted EBITDA	(286)	(156)	(349)	197

SHO separation	—	(16)	—	(90)
Adjusted EBITDA as defined	$(286)	$(172)	$(349)	$107
% to revenues	(3.5)%	(2.0)%	(1.4)%	0.4%

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	November 2, 2013				October 27, 2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating loss per statement of operations	$(171)	$(279)	$(47)	$(497)	$(164)	$(245)	$(19)	$(428)
Depreciation and amortization	31	128	22	181	39	145	27	211
Gain on sales of assets	(19)	(2)	—	(21)	(3)	(17)	(6)	(26)
Before excluded items	(159)	(153)	(25)	(337)	(128)	(117)	2	(243)

Domestic pension expense	—	41	—	41	—	42	—	42
Closed store reserve and severance	17	(32)	19	4	27	8	3	38
Impairment charges	3	2	1	6	—	—	—	—
Transaction costs	—	—	—	—	—	4	3	7
Adjusted EBITDA	(139)	(142)	(5)	(286)	(101)	(63)	8	(156)

SHO separation	—	—	—	—	—	(16)	—	(16)
Adjusted EBITDA as defined	$(139)	$(142)	$(5)	$(286)	$(101)	$(79)	$8	$(172)
% to revenues	(4.8)%	(3.2)%	(0.5)%	(3.5)%	(3.3)%	(1.9)%	0.8%	(2.0)%

	39 Weeks Ended
	November 2, 2013				October 27, 2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating income (loss) per statement of operations	$(255)	$(606)	$66	$(795)	$(98)	$(206)	$88	$(216)
Depreciation and amortization	97	390	72	559	110	437	78	625
Gain on sales of assets	(47)	(48)	(181)	(276)	(17)	(250)	(169)	(436)
Before excluded items	(205)	(264)	(43)	(512)	(5)	(19)	(3)	(27)

Domestic pension expense	—	122	—	122	—	124	—	124
Closed store reserve and severance	33	(27)	21	27	38	47	5	90
Impairment charges	3	10	1	14	—	—	—	—
Transaction costs	—	—	—	—	—	7	3	10
Adjusted EBITDA	(169)	(159)	(21)	(349)	33	159	5	197

SHO separation	—	—	—	—	—	(90)	—	(90)
Adjusted EBITDA as defined	$(169)	$(159)	$(21)	$(349)	$33	$69	$5	$107
% to revenues	(1.8)%	(1.2)%	(0.8)%	(1.4)%	0.3%	0.5%	0.2%	0.4%

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

These other significant items included in Adjusted EBITDA are further explained as follows:

•
Impairment charges – Accounting standards require the Company to evaluate the carrying value of fixed assets, goodwill and intangible assets for impairment. As a result of the Company’s analysis, we have recorded impairment charges related to certain fixed asset balances.

•
Closed store reserve and severance – We are transforming our Company to a less asset-intensive business model. Throughout this transformation, we continue to make choices related to our stores, which could result in sales, closures, lease terminations or a variety of other decisions.

•
Domestic pension expense – Contributions to our pension plans remain a significant use of our cash on an annual basis. Cash contributions to our pension and postretirement plans are separately disclosed on the cash flow statement. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, we have a legacy pension obligation for past service performed by Kmart and Sears associates. The annual pension expense included in our statement of operations related to these legacy domestic pension plans was relatively minimal in years prior to 2009. However, due to the severe decline in the capital markets that occurred in the latter part of 2008, our domestic pension expense was $165 million in 2012, $74 million in 2011 and $120 million in 2010. Pension expense is comprised of interest cost, expected return on plan assets and amortization of experience losses. This adjustment eliminates the entire pension expense from the statement of operations to improve comparability. Pension expense is included in the determination of Net Income. The components of the adjustments to EBITDA related to domestic pension expense were as follows:

	13 Weeks Ended		39 Weeks Ended
millions	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Components of net periodic expense:
Interest cost	$55	$73	$164	$218
Expected return on plan assets	(56)	(72)	(168)	(218)
Amortization of experience losses	42	41	126	124
Net periodic expense	$41	$42	$122	$124

In accordance with U.S. GAAP, we recognize on the balance sheet actuarial gains and losses for defined benefit pension plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. For income statement purposes, these actuarial gains and losses are recognized throughout the year through an amortization process. The Company recognizes in its results of operations, as a corridor adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Accumulated gains/losses that are inside the 10% corridor are not recognized, while accumulated actuarial gains/losses that are outside the 10% corridor are amortized over the "average future service" of the population and are included in the amortization of experience losses line item above.

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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

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
The following tables set forth results of operations on a GAAP and "As Adjusted" basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the third quarter and first nine months of 2013 and 2012.

	13 Weeks Ended November 2, 2013
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve, Store Impairments and Severance	Tax Matters	As Adjusted
Gross margin impact	$1,931	$—	$13	$—	$1,944
Selling and administrative impact	2,262	(41)	9	—	2,230
Depreciation and amortization impact	181	—	(3)	—	178
Impairment charges impact	6	—	(6)	—	—
Operating loss impact	(497)	41	13	—	(443)
Income tax benefit impact	2	(15)	(5)	204	186
Loss attributable to noncontrolling interest impact	13	—	(10)	—	3
After tax and noncontrolling interest impact	(534)	26	(2)	204	(306)
Diluted loss per share impact	$(5.03)	$0.25	$(0.02)	$1.92	$(2.88)

	13 Weeks Ended October 27, 2012
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Gain on Sales of Assets	Transaction Costs	Tax Matters	As Adjusted - Reported	SHO Separation	As Adjusted(1)
Gross margin impact	$2,253	$—	$32	$—	$—	$—	$2,285	$(113)	$2,172
Selling and administrative impact	2,496	(42)	(6)	—	(7)	—	2,441	(97)	2,344
Depreciation and amortization impact	211	—	(9)	—	—	—	202	(2)	200
Gain on sales of assets impact	(26)	—	—	12	—	—	(14)	—	(14)
Operating loss impact	(428)	42	47	(12)	7	—	(344)	(14)	(358)
Income tax expense impact	(11)	(16)	(18)	5	(3)	235	192	6	198
After tax and noncontrolling interest impact	(498)	26	29	(7)	4	235	(211)	(8)	(219)
Diluted loss per share impact	$(4.70)	$0.25	$0.27	$(0.07)	$0.04	$2.22	$(1.99)	$(0.08)	$(2.07)
(1) Adjusted to reflect the results of the Sears Hometown and Outlet businesses that were included in our results of operations prior to the separation.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

	39 Weeks Ended November 2, 2013
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Tax Matters	As Adjusted
Gross margin impact	$6,273	$—	$28	$—	$—	$6,301
Selling and administrative impact	6,771	(122)	1	—	—	6,650
Depreciation and amortization impact	559	—	(5)	—	—	554
Impairment charges impact	14	—	(14)	—	—	—
Gain on sales of assets impact	(276)	—	—	235	—	(41)
Operating loss impact	(795)	122	46	(235)	—	(862)
Income tax expense impact	(19)	(45)	(18)	89	373	380
Income attributable to noncontrolling interest impact	(41)	—	(11)	88	—	36
After tax and noncontrolling interest impact	(1,007)	77	17	(58)	373	(598)
Diluted loss per share impact	$(9.49)	$0.73	$0.16	$(0.55)	$3.51	$(5.64)

	39 Weeks Ended October 27, 2012
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve and Severance	Gain on Sales of Assets	Transaction Costs	Tax Matters	As Adjusted - Reported	SHO Separation	As Adjusted(1)
Gross margin impact	$7,351	$—	$32	$—	$—	$—	$7,383	$(432)	$6,951
Selling and administrative impact	7,378	(124)	(58)	—	(10)	—	7,186	(343)	6,843
Depreciation and amortization impact	625	—	(16)	—	—	—	609	(6)	603
Gain on sales of assets impact	(436)	—	—	398	—	—	(38)	—	(38)
Operating loss impact	(216)	124	106	(398)	10	—	(374)	(83)	(457)
Income tax expense impact	(53)	(47)	(40)	149	(4)	198	203	33	236
Income attributable to noncontrolling interest impact	(4)	—	—	8	—	—	4	—	4
After tax and noncontrolling interest impact	(441)	77	66	(241)	6	198	(335)	(51)	(386)
Diluted loss per share impact	$(4.16)	$0.73	$0.62	$(2.28)	$0.06	$1.87	$(3.16)	$(0.48)	$(3.64)
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

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

13-week period ended November 2, 2013 compared to the 13-week period ended October 27, 2012
Revenues and Comparable Store Sales
Revenues decreased $585 million to $8.3 billion for the quarter ended November 2, 2013, as compared to revenues of $8.9 billion for the quarter ended October 27, 2012. The revenue decrease was primarily due to the effect of having fewer Kmart and Sears Full-line stores in operation, which accounted for approximately $200 million of the decline, as well as lower domestic comparable store sales, which accounted for approximately $170 million of the decline. Revenues were also impacted by approximately $110 million for the separation of the Sears Hometown and Outlet businesses which occurred in the third quarter of 2012. We recorded revenues from SHO of approximately $425 million, primarily related to merchandise sold to SHO for resale, in the third quarter of 2013. The prior year quarter included revenues of approximately $463 million related to the Sears Hometown and Outlet businesses' merchandise sales to its customers, as well as revenues of approximately $70 million for merchandise sold to SHO for resale which occurred after the separation. Third quarter 2013 revenues also included a decrease of $49 million due to foreign currency exchange rates, and a decline in revenues at Sears Canada of approximately $39 million as a result of a new licensing arrangement related to the Sears Home Improvements Product Services ("SHIPS") business.
For the quarter, domestic comparable store sales declined 3.1%, comprised of decreases of 2.1% at Kmart and 4.0% at Sears Domestic. The decline at Kmart primarily reflects decreases in our transactional categories such as grocery & household and drugstore, as well as declines in consumer electronics and toys. These decreases were partially offset by increases in the apparel and seasonal & outdoor living categories. The decline at Sears Domestic reflects decreases in most categories including the consumer electronics, lawn & garden, tools, home appliances and apparel categories, as well as declines at Sears Auto Centers, partially offset by an increase in the home category.
Gross Margin
For the quarter, our gross margin decreased $322 million to $1.9 billion in 2013 due to the above noted decline in sales, as well as a decline in gross margin rate. Gross margin included expenses of $13 million and $32 million in the third quarter 2013 and 2012, respectively, related to store closings while the third quarter of 2012 also included gross margin of $113 million from the Sears Hometown and Outlet businesses. Excluding these items, gross margin decreased $228 million. In addition, Sears Canada's gross margin for the third quarter of 2013 included a decrease of $13 million related to the impact of foreign currency exchange rates.
The gross margin rate for both Kmart and Sears Domestic continued to be impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. As compared to prior year, Kmart's gross margin rate for the third quarter declined 160 basis points, with decreases experienced in a majority of categories,

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

particularly apparel. Sears Domestic's gross margin rate declined 230 basis points for the quarter primarily due to selling merchandise to SHO at cost pursuant to the terms of the separation, which accounted for approximately 160 basis points of the decline. Sears Domestic also experienced decreases in the home appliances and apparel categories. Sears Canada's gross margin rate declined 240 basis points for the third quarter due to an increase in inventory reserve requirements.
Selling and Administrative Expenses
Selling and administrative expenses decreased $234 million in the third quarter of 2013 compared to the prior year quarter and included expenses related to domestic pension plans, store closings and severance of $32 million and $48 million for 2013 and 2012, respectively. The third quarter of 2012 also included selling and administrative expenses of $97 million related to the Sears Hometown and Outlet businesses and $7 million of transaction costs associated with strategic initiatives. Excluding these items, selling and administrative expenses declined $114 million primarily due to a decrease in payroll expense.
Our selling and administrative expenses as a percentage of total revenues ("selling and administrative expense rate") was 27.3% for the third quarter of 2013, compared to 28.2% in the prior year, as the decreases in overall selling and administrative expenses were partially offset by the above noted decline in revenues.
Gain on Sales of Assets
We recorded total gains on sales of assets for the quarter of $21 million in 2013 and $26 million in 2012. The gains recorded during the third quarter of 2012 included a gain of $12 million related to the sale of a store in Texas previously operated under The Great Indoors format.
Operating Loss
We reported an operating loss of $497 million and $428 million for the third quarter of 2013 and 2012, respectively. Operating loss for the third quarter of 2013 included expenses related to domestic pension plans, store closings, store impairments and severance, which aggregated to an operating loss of $54 million. Operating loss for the third quarter of 2012 included expenses related to domestic pension plans, store closings and severance, and transaction costs as well as gains on sales of assets and operating income from the Sears Hometown and Outlet businesses, which aggregated to an operating loss of $70 million. Excluding these items, we would have reported an operating loss of $443 million and $358 million in the third quarter of 2013 and 2012, respectively. Operating loss increased due to the above noted declines in revenues and gross margin rate, partially offset by a decrease in selling and administrative expenses.
Income Taxes
Our effective tax rate for the third quarter of 2013 was a benefit of 0.4% compared with an expense rate of 2.3% in 2012. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. Our tax rate in 2013 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the third quarter of 2013 benefited from statute expirations and the lower tax on the Sears Canada gain on sales of assets.
39-week period ended November 2, 2013 compared to the 39-week period ended October 27, 2012
Revenues and Comparable Store Sales
For the first nine months of 2013, revenues decreased $2.0 billion to $25.6 billion, as compared to revenues of $27.6 billion for the first nine months of 2012. The revenue decrease was primarily due to the effect of having fewer Kmart and Sears Full-line stores in operation, which accounted for approximately $780 million of the decline, as well as lower domestic comparable store sales, which accounted for approximately $445 million of the decline. Revenues were also impacted by approximately $420 million for the separation of the Sears Hometown and Outlet

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

businesses which occurred in the third quarter of 2012. We recorded revenues from SHO of approximately $1.3 billion, primarily related to merchandise sold to SHO for resale, in the first nine months of 2013. The prior year first nine months included revenues of approximately $1.7 billion related to the Sears Hometown and Outlet businesses' merchandise sales to its customers, as well as revenues of approximately $70 million for merchandise sold to SHO for resale which occurred after the separation. For the first nine months, revenues at Sears Canada declined approximately $107 million as a result of a new licensing arrangement related to the SHIPS business. Revenues for the first nine months of 2013 also included a decrease of $80 million due to foreign currency exchange rates.
Domestic comparable store sales decreased 2.6%, comprised of decreases of 2.9% at Kmart and 2.4% at Sears Domestic. The decline at Kmart primarily reflects decreases in our transactional categories such as grocery & household, pharmacy and drugstore, as well as declines in consumer electronics, toys and sporting goods. These decreases were partially offset by increases in the footwear and home categories. The decline at Sears Domestic primarily reflects decreases in the home appliances, lawn & garden, consumer electronics and tools categories, as well as declines at Sears Auto Centers, partially offset by increases in the home and apparel categories.
Gross Margin
For the first nine months of the year, our gross margin decreased $1.1 billion to $6.3 billion in 2013 due to the above noted decline in sales as well as a decline in gross margin rate. Gross margin included charges of $28 million and $32 million related to store closures in the first nine months of 2013 and 2012, respectively. The first nine months of 2012 also included gross margin of $432 million from the Sears Hometown and Outlet businesses. Excluding these items, gross margin decreased $650 million.
The gross margin rate for both Kmart and Sears Domestic was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. As compared to prior year, Kmart's gross margin rate for the first nine months declined 160 basis points with decreases in most categories, particularly in the apparel, drugstore and grocery & household categories. Sears Domestic's gross margin rate declined 250 basis points for the first nine months mainly due to selling merchandise to SHO at cost pursuant to the terms of the separation, which accounted for approximately 170 basis points of the decline. Sears Domestic also experienced decreases in the home appliances, apparel, lawn & garden and automotive categories. Sears Canada's gross margin rate declined 200 basis points for the first nine months due to an increase in inventory reserve requirements.
Selling and Administrative Expenses
Selling and administrative expenses decreased $607 million in the first nine months of 2013 compared to the first nine months of 2012 and included expenses related to domestic pension plans, store closings and severance of $121 million and $182 million for 2013 and 2012, respectively. The first nine months of 2012 also included selling and administrative expenses of $343 million related to the Sears Hometown and Outlet businesses and $10 million of transaction costs associated with strategic initiatives. Excluding these items, selling and administrative expenses decreased $193 million primarily due to decreases in payroll expense.
Our selling and administrative expense rate was 26.5% for the first nine months of 2013, compared to 26.7% for the first nine months of 2012, as the decreases in overall selling and administrative expenses were nearly offset by the above noted decline in revenues.
Gain on Sales of Assets
We recorded total gains on sales of assets for the first nine months of $276 million in 2013 and $436 million in 2012. The gains recorded during the first nine months of 2013 included a gain of $180 million recognized on the amendment and early termination of the leases on two properties operated by Sears Canada for which Sears Canada received $191 million Canadian in cash proceeds. Gain on sales of assets recorded for the first nine months of 2013 also included a gain of $55 million related to the sale of a store previously operated under The Great Indoors format, two Sears Full-line stores and one Kmart store for which the Company received $86 million in cash proceeds.
The gains recorded during the first nine months of 2012 included a gain of $223 million recognized on the sale of 11 (six owned and five leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds, and a gain of $163 million recognized on the surrender and early termination of the leases on three

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

properties operated by Sears Canada, under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $170 million Canadian in cash proceeds. Gains on sales of assets for the first nine months of 2012 also included a gain of $12 million related to the sale of a store in Texas operated under The Great Indoors format.
Operating Loss
We reported an operating loss of $795 million and $216 million for the first nine months of 2013 and 2012, respectively. Operating loss for the first nine months of 2013 included expenses related to domestic pension plans, store closings, store impairments and severance, as well as gains on sales of assets, which aggregated to operating income of $67 million. Operating loss for the first nine months of 2012 included expenses related to domestic pension plans, store closings and severance, and transaction costs as well as gains on sales of assets and operating income from the Sears Hometown and Outlet businesses, which aggregated to operating income of $241 million. Excluding these items, we would have reported an operating loss of $862 million and $457 million in the first nine months of 2013 and 2012, respectively. Operating loss increased due to the above noted declines in revenues and gross margin rate, partially offset by a decrease in selling and administrative expenses.
Income Taxes
Our effective tax rate for the first nine months of 2013 was an expense rate of 2.0% compared with an expense rate of 13.8% for the first nine months of 2012. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. Our tax rate in 2013 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the first nine months of 2013 benefited from favorable audit settlements, statute expirations and the lower tax on the Sears Canada gain on sales of assets.
SEGMENT OPERATIONS
The following discussion of our business segment results is organized into three reportable segments: Kmart, Sears Domestic and Sears Canada.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Merchandise sales and services	$2,916	$3,081	$9,187	$9,870

Cost of sales, buying and occupancy	2,327	2,409	7,184	7,560
Gross margin dollars	589	672	2,003	2,310
Gross margin rate	20.2%	21.8%	21.8%	23.4%

Selling and administrative	745	800	2,205	2,315
Selling and administrative expense rate	25.5%	26.0%	24.0%	23.5%
Depreciation and amortization	31	39	97	110
Impairment charges	3	—	3	—
Gain on sales of assets	(19)	(3)	(47)	(17)
Total costs and expenses	3,087	3,245	9,442	9,968
Operating loss	$(171)	$(164)	$(255)	$(98)
Adjusted EBITDA	$(139)	$(101)	$(169)	$33
Number of stores			1,183	1,252
13-week period ended November 2, 2013 compared to the 13-week period ended October 27, 2012
Revenues and Comparable Store Sales
For the quarter, Kmart’s revenues decreased by $165 million to $2.9 billion, primarily due to the effect of having fewer stores in operation during the third quarter of 2013, which accounted for approximately $125 million of the decline. Revenues were also impacted by a decrease in comparable store sales of 2.1%, which accounted for approximately $50 million of the decline. The decrease in comparable store sales primarily reflects decreases in our transactional categories such as grocery & household and drugstore, as well as declines in consumer electronics and toys. These decreases were partially offset by increases in the apparel and seasonal & outdoor living categories.
Gross Margin
For the quarter, Kmart generated $589 million in gross margin in 2013 compared to $672 million in 2012. The decrease in Kmart’s gross margin is due to both the decrease in sales, as well as a decrease in gross margin rate. Kmart’s gross margin rate declined 160 basis points to 20.2% in 2013 from 21.8% in 2012 and was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. The gross margin rate reflects decreases in a majority of categories, particularly apparel. Gross margin for 2013 and 2012 included charges of $12 million and $18 million, respectively, related to store closures.
Selling and Administrative Expenses
For the quarter, Kmart’s selling and administrative expenses decreased $55 million as compared to the third quarter in 2012, primarily due to a decrease in payroll expense. Selling and administrative expenses for the third quarter of 2013 and 2012, respectively, were impacted by expenses of $5 million and $9 million related to store closings and severance.
Kmart’s selling and administrative expense rate for the quarter was 25.5% in 2013 and 26.0% in 2012 as the decreases in overall selling and administrative expenses were partially offset by the above noted decline in revenues.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Operating Loss
For the quarter, Kmart recorded an operating loss of $171 million and $164 million in 2013 and 2012, respectively. Operating loss for the third quarter of 2013 included expenses related to store closings, store impairments and severance of $23 million. Operating loss for the third quarter of 2012 included expenses related to store closings and severance of $32 million. Excluding these items, Kmart would have reported an operating loss of $148 million and $132 million in the third quarter of 2013 and 2012, respectively. The increase in operating loss was primarily the result of the above noted declines in sales and gross margin rate, partially offset by a decrease in selling and administrative expenses.
39-week period ended November 2, 2013 compared to the 39-week period ended October 27, 2012
Revenues and Comparable Store Sales
For the first nine months of 2013, Kmart’s revenues decreased by $683 million, primarily due to the effect of having fewer stores in operation during the first nine months of 2013, which accounted for approximately $440 million of the decline. Revenues were also impacted by a decrease in comparable store sales of 2.9% which accounted for approximately $245 million of the decline. The decrease in comparable store sales reflects declines in our transactional categories such as grocery & household, pharmacy and drugstore, as well as declines in consumer electronics, toys and sporting goods. These decreases were partially offset by increases in the footwear and home categories.
Gross Margin
For the first nine months of 2013, Kmart generated $2.0 billion in gross margin compared to $2.3 billion in 2012. The decrease in Kmart’s gross margin is due to both the decrease in sales, as well as a decrease in gross margin rate. Kmart’s gross margin rate declined 160 basis points to 21.8% in 2013 from 23.4% in 2012 and was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. The gross margin rate primarily reflects decreases in most categories, particularly in the apparel, drugstore and grocery & household categories. Gross margin for the first nine months of 2013 and 2012 included charges of $21 million and $18 million, respectively, related to store closures.
Selling and Administrative Expenses
For the first nine months of 2013, Kmart’s selling and administrative expenses decreased $110 million as compared to the first nine months of 2012, which primarily reflects a decrease in payroll expense. Selling and administrative expenses for the first nine months of 2013 and 2012, respectively, were impacted by expenses of $12 million and $20 million related to store closings and severance.
Kmart’s selling and administrative expense rate for the first nine months was 24.0% in 2013 and 23.5% in 2012 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Gain on Sales of Assets
Kmart recorded total gains on sales of assets for the first nine months of $47 million in 2013 and $17 million in 2012. The gains recorded during the first nine months of 2013 included a gain of $12 million related to the sale of one Kmart store for which the Company received $12 million in cash proceeds.
Operating Loss
For the first nine months, Kmart recorded an operating loss of $255 million and $98 million in 2013 and 2012, respectively. Operating loss for the first nine months of 2013 included expenses related to store closings, store impairments and severance, as well as gains on sales of assets which aggregated to an operating loss of $28 million. Operating loss for the first nine months of 2012 included expenses related to store closings and severance of $44 million. Excluding these items, Kmart would have reported an operating loss of $227 million and $54 million in the first nine months of 2013 and 2012, respectively. The increase in operating loss was primarily the result of the above noted declines in sales and gross margin, partially offset by a decrease in selling and administrative expenses.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Merchandise sales and services	$4,419	$4,724	$13,709	$14,724

Cost of sales, buying and occupancy	3,326	3,448	10,163	10,546
Gross margin dollars	1,093	1,276	3,546	4,178
Gross margin rate	24.7%	27.0%	25.9%	28.4%

Selling and administrative	1,244	1,393	3,800	4,197
Selling and administrative expense rate	28.2%	29.5%	27.7%	28.5%
Depreciation and amortization	128	145	390	437
Impairment charges	2	—	10	—
Gain on sales of assets	(2)	(17)	(48)	(250)
Total costs and expenses	4,698	4,969	14,315	14,930
Operating loss	$(279)	$(245)	$(606)	$(206)
Adjusted EBITDA	$(142)	$(63)	$(159)	$159
SHO separation	—	(16)	—	(90)
Adjusted EBITDA as defined (1)	$(142)	$(79)	$(159)	$69
Number of:
Full-line stores			785	814
Specialty stores			50	52
Total Domestic Sears Stores			835	866
(1) Adjusted to reflect the results of the Sears Hometown and Outlet businesses that were included in our results of operations prior to the separation.
13-week period ended November 2, 2013 compared to the 13-week period ended October 27, 2012
Revenues and Comparable Store Sales
For the quarter, Sears Domestic’s revenues decreased by $305 million to $4.4 billion. Revenues were impacted by a decrease in comparable stores sales, which accounted for approximately $120 million of the decline. Revenues were also impacted by approximately $110 million for the separation of the Sears Hometown and Outlet businesses, which occurred in the third quarter of 2012. We recorded revenues from SHO of approximately $425 million, primarily related to merchandise sold to SHO for resale, in the third quarter of 2013. The prior year quarter included revenues of approximately $463 million related to the Sears Hometown and Outlet businesses' merchandise sales to its customers, as well as revenues of approximately $70 million for merchandise sold to SHO for resale which occurred after the separation. Finally, revenues were impacted by the effect of having fewer Sears Full-line stores in operation during the third quarter of 2013, which accounted for approximately $75 million of the decline.
Sears Domestic comparable store sales declined 4.0% due to decreases in most categories including the consumer electronics, lawn & garden, tools, home appliances and apparel categories, as well as declines at Sears Auto Centers, partially offset by an increase in the home category.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $1.1 billion and $1.3 billion in 2013 and 2012, respectively. Gross margin for the third quarter of 2013 and 2012 included charges of $1 million and $14 million related to store closures, respectively. The third quarter of 2012 also included gross margin of $113 million from the Sears Hometown and Outlet businesses. Excluding these items, gross margin for the quarter decreased $83 million compared to the same period in the prior year.
Sears Domestic’s gross margin rate during the third quarter was 24.7% in 2013 and 27.0% in 2012. The decrease of 230 basis points was primarily due to selling merchandise to SHO at cost pursuant to the terms of the separation, which accounted for approximately 160 basis points of the decline. Gross margin rate was also impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. Sears Domestic experienced decreases in the home appliances and apparel categories.
Selling and Administrative Expenses
For the quarter, Sears Domestic’s selling and administrative expenses decreased $149 million in 2013 as compared to 2012. Selling and administrative expenses for the third quarter of 2013 and 2012 were impacted by expenses related to domestic pension plans, store closings and severance of $8 million and $36 million, respectively. The third quarter of 2012 included selling and administrative expenses of $97 million related to the Sears Hometown and Outlet businesses and $4 million of transaction costs associated with strategic initiatives. Excluding these items, selling and administrative expenses decreased $20 million primarily due to a decrease in payroll expense.
Sears Domestic’s selling and administrative expense rate for the quarter was 28.2% in 2013 and 29.5% in 2012 and decreased as a result of the above noted expense reduction.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the quarter of $2 million in 2013 and $17 million in 2012. The gains recorded during the third quarter of 2012 included a gain of $12 million related to the sale of a store in Texas previously operated under The Great Indoors format.
Operating Loss
For the quarter, Sears Domestic reported an operating loss of $279 million in 2013 and $245 million in 2012. Sears Domestic’s operating loss for the third quarter of 2013 included expenses related to domestic pension plans, store closings, store impairments and severance of $11 million. Sears Domestic's operating loss for the third quarter of 2012 included expenses related to domestic pension plans, store closings and severance, and transaction costs, as well as gains on sales of assets and operating income from the Sears Hometown and Outlet businesses, which aggregated to an operating loss of $32 million. Excluding these items, Sears Domestic would have reported an operating loss of $268 million and $213 million in the third quarter of 2013 and 2012, respectively. The increase in operating loss in 2013 was primarily due to the above noted declines in revenues and gross margin, partially offset by a decrease in selling and administrative expenses.
39-week period ended November 2, 2013 compared to the 39-week period ended October 27, 2012
Revenues and Comparable Store Sales
For the first nine months of the year, Sears Domestic’s revenues decreased by $1.0 billion. The revenue decline was partially due to the separation of the Sears Hometown and Outlet businesses, which occurred in the third quarter of 2012, and accounted for approximately $420 million of the decline. We recorded revenues from SHO of approximately $1.3 billion, primarily related to merchandise sold to SHO for resale, in the first nine months of 2013. The prior year first nine months included revenues of approximately $1.7 billion related to the Sears Hometown and Outlet businesses' merchandise sales to its customers, as well as revenues of approximately $70 million for merchandise sold to SHO for resale which occurred after the separation. Revenues were also impacted by the effect of having fewer Sears Full-line stores in operation during the first nine months of 2013, which accounted for

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

approximately $340 million of the decline, and a decrease in comparable stores sales, which accounted for approximately $200 million of the decline.
Sears Domestic's comparable store sales declined 2.4% predominately driven by decreases in the home appliances, lawn & garden, consumer electronics and tools categories. These decreases were partially offset by increases in the home and apparel categories.
Gross Margin
For the first nine months of the year, Sears Domestic generated gross margin dollars of $3.5 billion and $4.2 billion in 2013 and 2012, respectively. Gross margin for the first nine months of 2013 and 2012 included charges of $7 million and $14 million related to store closures, respectively. The first nine months of 2012 also included gross margin of $432 million from the Sears Hometown and Outlet businesses. Excluding these items, gross margin decreased $207 million compared to the same period in the prior year.
Sears Domestic’s gross margin rate during the first nine months was 25.9% in 2013 and 28.4% in 2012. The decrease of 250 basis points was mainly due to selling merchandise to SHO at cost pursuant to the terms of the separation, which accounted for approximately 170 basis points of the decline. Gross margin rate was also impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. Sears Domestic experienced decreases in the home appliances, lawn & garden, apparel and automotive categories.
Selling and Administrative Expenses
For the first nine months of the year, Sears Domestic’s selling and administrative expenses decreased $397 million in 2013 as compared to 2012. Selling and administrative expenses for the first nine months included expenses related to domestic pension plans, store closings and severance of $88 million and $157 million in 2013 and 2012, respectively. The first nine months of 2012 also included selling and administrative expenses of $343 million related to the Sears Hometown and Outlet businesses and $7 million of transaction costs associated with strategic initiatives. Excluding these items, selling and administrative expenses increased $22 million primarily due to increases in payroll expense and a number of other expense categories, which were partially offset by favorable legal settlements.
Sears Domestic’s selling and administrative expense rate for the first nine months was 27.7% in 2013 and 28.5% in 2012 and decreased as a result of the above noted expense decline.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the first nine months of $48 million in 2013 and $250 million in 2012. The gains recorded for the first nine months of 2013 included a gain of $43 million related to the sale of a store previously operated under The Great Indoors format and two Sears Full-line stores for which the Company received $74 million in cash proceeds. The gains recorded for the first nine months of 2012 included a gain of $223 million recognized on the sale of 11 (six owned and five leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds. Gains on sales of assets for the first nine months of 2012 also included a gain of $12 million related to the sale of a store in Texas operated under The Great Indoors format.
Operating Loss
For the first nine months, Sears Domestic reported an operating loss of $606 million and $206 million in 2013 and 2012, respectively. Sears Domestic’s operating loss for the first nine months of 2013 included expenses related to domestic pension plans, store closings, store impairments and severance, as well as gains on sales of assets which aggregated to operating loss of $63 million. Sears Domestic's operating loss for the first nine months of 2012 included expenses related to domestic pension plans, store closings and severance, and transaction costs, as well as gains on sales of assets and operating income from the Sears Hometown and Outlet businesses, which aggregated to operating income of $130 million. Excluding these items, Sears Domestic would have reported an operating loss of $543 million and $336 million in the first nine months of 2013 and 2012, respectively. The increase in operating loss

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

in the first nine months of 2013 was driven by the above noted decline in revenues and gross margin, as well as an increase in selling and administrative expenses.
Sears Canada
Sears Canada, a consolidated, 51%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. Sears Canada results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Merchandise sales and services	$937	$1,052	$2,699	$3,000

Cost of sales, buying and occupancy	688	747	1,975	2,137
Gross margin dollars	249	305	724	863
Gross margin rate	26.6%	29.0%	26.8%	28.8%

Selling and administrative	273	303	766	866
Selling and administrative expense rate	29.1%	28.8%	28.4%	28.9%
Depreciation and amortization	22	27	72	78
Impairment charges	1	—	1	—
Gain on sales of assets	—	(6)	(181)	(169)
Total costs and expenses	984	1,071	2,633	2,912
Operating income (loss)	$(47)	$(19)	$66	$88
Adjusted EBITDA	$(5)	$8	$(21)	$5
Number of:
Full-line stores			118	118
Specialty stores			338	365
Total Sears Canada Stores			456	483
13-week period ended November 2, 2013 compared to the 13-week period ended October 27, 2012
Revenues and Comparable Store Sales
Sears Canada’s revenues decreased $115 million for the third quarter of 2013 as compared to the same period last year and included a decrease of $49 million due to the impact of exchange rates during the quarter. On a Canadian dollar basis, revenues decreased by $66 million. Revenues primarily decreased as a result of a new licensing arrangement related to the SHIPS business, which accounted for approximately $39 million of the decline. Revenues also decreased as a result of the closure of four Full-line stores, which accounted for approximately $29 million of the decline, partially offset by a 1.2% increase in comparable store sales, which represented approximately $10 million. Comparable store sales increased driven by increases in apparel and accessories, partially offset by decreases in the home decor, electronics, and home appliance categories.
Gross Margin
Total gross margin dollars for the third quarter decreased $56 million in 2013 to $249 million and included a $13 million decrease due to the impact of exchange rates. Gross margin decreased $43 million on a Canadian dollar basis. For the quarter, Sears Canada's gross margin rate declined 240 basis points to 26.6%, from 29.0% in 2012, due to increases in inventory reserve requirements.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Selling and Administrative Expenses
For the third quarter of 2013, Sears Canada's selling and administrative expenses decreased $30 million, and included a decrease of $14 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $16 million primarily due to decreases in payroll expense and advertising. Selling and administrative expenses for the third quarter of 2013 and 2012 were impacted by expenses of $19 million and $3 million related to store closings and severance, respectively. Selling and administrative expenses for the third quarter of 2012 also included $3 million of transaction costs associated with strategic initiatives.
Sears Canada’s selling and administrative expense rate for the quarter was 29.1% in 2013 and 28.8% in 2012 and increased as a result of lower expense leverage due to the above noted decline in revenues, partially offset by the decreases in overall selling and administrative expenses.
Operating Loss
Sears Canada recorded an operating loss of $47 million and $19 million in the third quarter of 2013 and 2012, respectively. Sears Canada's operating loss for the third quarter of 2013 and 2012 included expenses related to store closings, store impairments and severance of $20 million and $3 million, respectively. Operating loss for the third quarter of 2012 also included $3 million of transaction costs associated with strategic initiatives. Adjusting for these items, Sears Canada would have reported an operating loss of $27 million and $13 million for the third quarter of 2013 and 2012, respectively. Operating loss increased in 2013 as declines in revenues and gross margin were only partially offset by a decrease in selling and administrative expenses.
39-week period ended November 2, 2013 compared to the 39-week period ended October 27, 2012
Revenues and Comparable Store Sales
Sears Canada’s revenues decreased $301 million for the first nine months of 2013 as compared to the same period last year and included a decrease of $80 million due to the impact of exchange rates during the first nine months. On a Canadian dollar basis, revenues decreased by $221 million. Revenues primarily decreased as a result of a new licensing arrangement related to the SHIPS business, which accounted for approximately $107 million of the decline. Revenues also decreased as a result of the closure of four Full-line stores, which accounted for approximately $71 million of the decline, and lower comparable store sales, which accounted for approximately $26 million of the decline. Comparable store sales declined 1.2%, which was primarily driven by sales declines in home furnishings, fitness, home decor, seasonal, tools, electronics and home appliances, partially offset by increases in apparel and accessories.
Gross Margin
Total gross margin dollars for the first nine months decreased $139 million in 2013 to $724 million and included a $22 million decrease due to the impact of exchange rates. Gross margin decreased $117 million on a Canadian dollar basis. For the quarter, Sears Canada’s gross margin rate declined 200 basis points to 26.8%, from 28.8% in 2012 due to increases in inventory reserve requirements.
Selling and Administrative Expenses
For the first nine months of 2013, Sears Canada’s selling and administrative expenses decreased $100 million, and included a decrease of $23 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $77 million primarily due to decreases in payroll expense and advertising. Selling and administrative expenses for the first nine months of 2013 were impacted by expenses of $21 million related to store closings and severance. Selling and administrative expenses for the first nine months of 2012 were impacted by expenses of $5 million related to store closings and severance and $3 million of transaction costs associated with strategic initiatives.
Sears Canada’s selling and administrative expense rate for the first nine months was 28.4% in 2013 and 28.9% in 2012 and decreased as a result of the decline in selling and administrative expenses, partially offset by the above noted decline in revenues.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Gain on Sales of Assets
Sears Canada recorded a total gain on sales of assets for the first nine months of $181 million in 2013 and $169 million in 2012. The gains recorded during the first nine months of 2013 included a gain of $180 million recognized on the amendment and early termination of the leases on two properties operated by Sears Canada for which Sears Canada received $191 million Canadian in cash proceeds. The gains recorded during the first nine months of 2012 included a gain of $163 million recognized on the surrender and early termination of the leases on three properties under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $170 million Canadian in cash proceeds.
Operating Income
Sears Canada recorded operating income of $66 million and $88 million in the first nine months of 2013 and 2012, respectively. Sears Canada's operating income for the first nine months included expense related to store closings, store impairments and severance, as well as gains on sales of assets which aggregated to income of $158 million in 2013, while 2012 operating income included expenses related to store closings and severance, as well as transaction costs and gains on sales of assets which aggregated to income of $155 million. Adjusting for these items, Sears Canada would have reported an operating loss of $92 million and $67 million for the first nine months of 2013 and 2012, respectively. Operating loss increased in 2013 as declines in revenues and gross margin were only partially offset by a decrease in selling and administrative expenses.
ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of November 2, 2013, October 27, 2012 and February 2, 2013 are detailed in the following table.

millions	November 2, 2013	October 27, 2012	February 2, 2013
Domestic
Cash and equivalents	$196	$181	$227
Cash posted as collateral	18	19	20
Credit card deposits in transit	170	206	133
Total domestic cash and cash equivalents	384	406	380
Sears Canada	215	216	229
Total cash and cash equivalents	599	622	609
Restricted cash	8	11	9
Total cash balances	$607	$633	$618
We had total cash balances of $607 million at November 2, 2013, $633 million at October 27, 2012 and $618 million at February 2, 2013. The slight decrease in cash during the first nine months of 2013 primarily reflects borrowings of $1.0 billion under a new senior secured term loan facility entered into during the third quarter of 2013, an increase in short-term borrowings, and proceeds received from the sales of properties, which were partially offset by higher working capital needs.
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Credit card deposits in transit include deposits in transit from banks for payments related to third-party credit card and debit card transactions.
Restricted cash consists of cash related to Sears Canada’s balances, which have been pledged as collateral for letters of credit obligations issued under its offshore merchandise purchasing program and with counterparties related to outstanding derivative contracts, as well as funds held in trust in accordance with regulatory requirements governing advance ticket sales related to Sears Canada’s travel business. We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $88 million, $68 million and $114 million as of November 2, 2013, October 27, 2012 and February 2, 2013, respectively.
Operating Activities
During the first nine months of 2013, we used $1.7 billion of cash compared to $1.3 billion in the first nine months of 2012. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used more cash in operations in the first nine months of 2013 compared to the prior year first nine months primarily due to the increase in our net loss. Throughout our transition, we have continued with traditional promotional programs and marketing expenditures, which adversely affected our margin and expenses in the near term.
Merchandise inventories were $8.9 billion at November 2, 2013 and $9.6 billion at October 27, 2012. Merchandise payables were $3.5 billion at November 2, 2013 and $3.9 billion at October 27, 2012. Our Domestic inventory balances decreased approximately $617 million from $8.6 billion at October 27, 2012 to $8.0 billion at November 2, 2013. Sears Domestic inventory decreased in a majority of categories, with the most notable decreases in the apparel and consumer electronics categories. Kmart inventory decreased in virtually all categories with the most notable decreases in the consumer electronics and apparel categories, as well as in the toys, grocery & household and drugstore categories.
Investing Activities
For the first nine months of 2013, we generated net cash flows from investing activities of $100 million which resulted from cash proceeds generated from the sale of properties of $300 million, partially offset by cash used for capital expenditures of $201 million. For the first nine months of 2012, we generated net cash flows from investing activities of $250 million which included cash proceeds from the sales of properties of $511 million, partially offset by cash used for capital expenditures of $257 million.
Financing Activities
For the first nine months of 2013, we generated net cash flows from financing activities of $1.6 billion primarily due to proceeds from debt issuances of $994 million as well as an increase in short-term borrowings of $657 million. This compares to net cash flows generated from financing activities of $905 million in the first nine months of 2012, which included an increase in short-term borrowings of $715 million and proceeds from the sale of the SHO of approximately $447 million, partially offset by repayments of long-term debt of $247 million.
On October 2, 2013, the Company completed a new senior secured term loan facility of $1.0 billion under the Company's existing Second Amended and Restated Credit agreement. The proceeds from the new term loan facility were used to pay down existing revolver borrowings.
During the first nine months of 2013, our total borrowings increased by approximately $1.6 billion from February 2, 2013, as compared to the prior year first nine months, when our borrowings increased approximately $500 million. Since 2012 was a 53-week year, the current year quarter ended a week later than the prior year, after the fiscal month. This is important as many disbursements, such as rent and payroll, are made at the end or beginning of the calendar month. As such, through the comparable period last year, third quarter revolver borrowings would have increased by approximately $270 million. In addition, the prior year benefited from the $270 million of cash proceeds for the domestic real estate sales which closed in April 2012. The current year increase in borrowings was also impacted by lower earnings through the first nine months of the year as compared to the prior year first nine months.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

We did not repurchase any of our common shares under our share repurchase program in the first nine months of 2013 or 2012. The common share repurchase program was initially announced in 2005 and had a total authorization since inception of the program of $6.5 billion. At November 2, 2013, we had $504 million of remaining authorization under the program. The common share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.
Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment, pension plan contributions and common share repurchases. We consider ourselves to be an asset-rich enterprise with substantial liquidity and financial flexibility benefiting from multiple funding resources such as our $3.275 billion domestic revolving credit facility through April 2016, an $800 million Canadian revolving credit facility through September 2015, which is subject to potential reserves, and $1.24 billion of senior secured notes due in 2018. In addition, as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, the Company completed a new senior secured term loan facility of $1.0 billion under the Company's existing Second Amended and Restated Credit agreement in the third quarter of 2013. Further, there is approximately $327 million of remaining Sears, Roebuck and Co. debt from the merger. These funding resources are described in more detail below.
In addition, at November 2, 2013, we had cash balances of $607 million and $5.4 billion of inventory, net of payables. The third quarter of our fiscal year, and in particular, November, is our peak borrowing period. We anticipate sufficient liquidity to meet our commitments and debt covenants.
The domestic credit facility and senior secured notes are in place for the next several years and are supported by an asset base which includes $8.0 billion of domestic inventory, owned and leased real estate assets, market leading proprietary brands such as Kenmore, Craftsman and DieHard, and stand-alone businesses such as Lands’ End and Sears Canada. This asset base provides us flexibility as we continue to transform our business.
During the third quarter of 2013, we continued with our strategy to redeploy our capital as we invest to accelerate our transformation. We announced several transactions that demonstrated our financial flexibility and we are on track to generate $2.0 billion of liquidity as compared to our previous objective of $500 million announced in November 2012. On October 2, 2013, we completed a new senior secured term loan facility of $1.0 billion under the Company's existing Second Amended and Restated Credit Agreement. With Sears Canada's recent announcements regarding two transactions, the first related to the termination of its leases with respect to five stores for a total consideration of approximately $400 million Canadian, and the second related to the sale of its 50% joint venture interest in eight properties it owns with the Westcliff Group of Companies for consideration of approximately $315 million Canadian, we have exceeded that goal. Sears Canada also announced that its Board of Directors declared a cash dividend of $5 Canadian per common share, or approximately $509 million Canadian, which will be paid on December 6, 2013 to shareholders of record as of the close of business on December 2, 2013. Accordingly, the Company expects to receive dividends of approximately $260 million Canadian. Lastly, we announced that we are currently evaluating separating both our Lands' End business and Sears Auto Center business.
In addition to our asset monetization efforts, we reduced 2013 peak domestic inventory by approximately $600 million from the 2012 level of $8.6 billion at the end of the third quarter as a result of both store closures and initiatives to reduce slow-moving inventory and modest productivity improvement. This action generated approximately $300 million of cash after consideration of related payables. We are on track to further reduce our fixed cost base by another $200 million in 2013.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Our outstanding borrowings at November 2, 2013, October 27, 2012 and February 2, 2013 were as follows:

millions	November 2, 2013	October 27, 2012	February 2, 2013
Short-term borrowings:
Unsecured commercial paper	$160	$417	$345
Secured borrowings	1,591	1,473	749
Long-term debt, including current portion:
Notes and debentures outstanding	2,571	1,668	1,593
Capitalized lease obligations	373	446	433
Total borrowings	$4,695	$4,004	$3,120
Domestic Credit Agreement
During the first quarter of 2011, Sears Roebuck Acceptance Corp. ("SRAC"), Kmart Corporation (together with SRAC, the "Borrowers") and Holdings entered into an amended credit agreement (the "Domestic Credit Agreement”). The Domestic Credit Agreement provides for a $3.275 billion asset-based revolving credit facility (the "Revolving Facility") with a $1.5 billion letter of credit sub-limit. On October 2, 2013, Holdings and the Borrowers entered into a First Amendment (the "Amendment") to the Domestic Credit Agreement with a syndicate of lenders. Pursuant to the Amendment, the Borrowers borrowed $1.0 billion under a new senior secured term loan facility (the "Term Loan").
Advances under the Revolving Facility bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate ("LIBOR") or a base rate, in either case plus an applicable margin. The Revolving Facility’s interest rates for LIBOR-based borrowings vary based on leverage in the range of LIBOR plus 2.0% to 2.5%. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%. Commitment fees are in a range of 0.375% to 0.625% based on usage. The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.24 billion second lien notes were outstanding at November 2, 2013, resulting in $760 million of permitted second lien indebtedness. The Revolving Facility is scheduled to expire in April 2016.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either (1) LIBOR (subject to a 1.00% LIBOR floor) or (2) the highest of (x) the prime rate of the bank acting as agent of the syndicate of lenders (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% (the highest of (x), (y) and (z), the "Base Rate"), plus an applicable margin for LIBOR loans of 4.50% and for Base Rate loans of 3.50%. Beginning February 2, 2014, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing June 30, 2018. Beginning with the fiscal year ending January 2015, the Borrowers are also required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty, other than a 1.00% prepayment premium if the Borrowers enter into certain repricing transactions with respect to the Term Loan within one year. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility.
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

At November 2, 2013, October 27, 2012 and February 2, 2013, we had $1.6 billion, $1.5 billion and $749 million, respectively, of Revolving Facility borrowings and $684 million, $779 million and $754 million, respectively, of letters of credit outstanding under the Revolving Facility. As a result, our availability under the Revolving Facility was $1.0 billion at November 2, 2013, $1.0 billion at October 27, 2012 and $1.8 billion at February 2, 2013. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs. At November 2, 2013, we had $1.0 billion of borrowings under the Term Loan.
Senior Secured Notes
In October 2010, we sold $1 billion aggregate principal amount of senior secured notes (the "Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company’s domestic pension plan in a private placement, of which approximately $110 million remains in the domestic pension plan. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the "Collateral"). The lien that secures the Notes is junior in priority to the lien on such assets that secures obligations under the Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under our domestic credit facility on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Notes at a premium based on the “Treasury Rate” as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.
Sears Canada Credit Agreement
In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the "Sears Canada Facility"). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on inventory and credit card receivables. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and account and credit card receivables, subject to certain limitations. At November 2, 2013, October 27, 2012 and February 2, 2013, we had no borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $729 million ($760 million Canadian), $734 million ($733 million Canadian) and $503 million ($502 million Canadian), respectively, at November 2, 2013, October 27, 2012 and February 2, 2013. The current availability may be reduced by reserves currently estimated by the Company to be approximately $262 million which may be applied by the lenders at their discretion pursuant to the Credit Facility agreement. As a result of judicial developments relating to the priorities of pension liability relative to certain secured obligations, Sears Canada has executed an amendment to the Sears Canada Credit Facility which would provide additional security to lenders, with respect to the Company's unfunded pension liability by pledging certain real estate assets as collateral thereby partially reducing the potential reserve amounts by up to $150 million. The potential additional reserve amount may increase or decrease in the future based on estimated net pension liabilities.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

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
Unsecured Commercial Paper
We borrow through the commercial paper markets. At November 2, 2013, October 27, 2012 and February 2, 2013, we had outstanding commercial paper borrowings of $160 million, $417 million and $345 million, respectively. ESL held $140 million, $325 million and $285 million, respectively, of our commercial paper at November 2, 2013, October 27, 2012 and February 2, 2013, including $88 million, $178 million and $169 million, respectively, held by Edward S. Lampert. See Note 14 for further discussion of these borrowings.
Debt Ratings
Our corporate family debt ratings at November 2, 2013 appear in the table below:

Moody's Investors Service	Standard & Poor's Ratings Services	Fitch Ratings
B3	CCC+	CCC
Domestic Pension Plan Funding
In our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, we disclosed that we expected our contributions to our domestic pension plans to be approximately $352 million in 2013 and $510 million in 2014. The ultimate amount of pension contributions and timing could be affected by changes in the applicable regulations, as well as financial market and investment performance.

Critical Accounting Policies

Our critical accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 as supplemented by the following paragraph.
Impairment of Long-lived Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including property and equipment and definite-lived intangible assets, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. Based on our assessment, management concluded that as of November 2, 2013, no events or changes in circumstances indicate that a potential impairment has occurred, other than as disclosed in Note 6. We generate a significant portion of our revenue and EBITDA during the fourth quarter. In the event the Company does not achieve expected results, key assumptions such as expectations of future financial results and recoverability of our investment in a property over the remaining useful life could be affected. These changes could result in an impairment charge in the fourth quarter of 2013.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Income Taxes
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
At the end of 2012, we had a state separate entity deferred tax asset of $145 million. The Company continues to monitor its operating performance and evaluate the likelihood of the future realization of its deferred federal and state tax assets. Realization of these deferred tax assets depends on achieving a certain level of future taxable income. In the event the Company does not achieve the required future taxable income for the remainder of 2013, an additional valuation allowance may be required.
Recent Accounting Pronouncements
See Part I, Item 1, "Financial Statements—Notes to Condensed Consolidated Financial Statements," Note 13—"Recent Accounting Pronouncements," for information regarding new accounting pronouncements.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q and in other public announcements by us contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements preceded or followed by, or that otherwise include, the words "believes," "expects," "anticipates," "intends," "estimates," "plans," "forecast," "is likely to" and similar expressions or future or conditional verbs such as "will," "may" and "could" are generally forward-looking in nature and not historical facts. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements.
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement our integrated retail strategy; our ability to successfully implement initiatives to improve our liquidity through inventory management and other actions; competitive conditions in the retail and related services industries; worldwide economic conditions and business uncertainty, including the availability of consumer and commercial credit, changes in consumer confidence and spending, the impact of rising fuel prices, and changes in vendor relationships; our ability to complete possible transactions with respect to Lands' End and/or Sears Auto Centers on terms that are acceptable to us, on intended timetables or at all and the impact of the evaluation and/or completion of those transactions on our other businesses; conditions and possible limits on our access to capital markets and other financing sources, including additional second lien financings, with respect to which we do not have commitments from lenders; our ability to successfully achieve our plans to generate liquidity, reduce inventory and reduce fixed costs; vendors' lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our dependence on sources outside the United States for significant amounts of our merchandise; our extensive reliance on computer systems, including legacy systems, to implement our integrated retail strategy, process transactions, summarize results and manage our business, which may be subject to disruptions or security breaches; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business and the transfer of significant internal historical knowledge of such parties; impairment charges for goodwill and intangible

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including product liability claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing and amount of required pension plan funding; and other risks, uncertainties and factors discussed in our most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available.
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
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding and interest rate derivatives. All debt securities and interest-rate derivative instruments are considered non-trading. At November 2, 2013, 59% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at November 2, 2013, which totaled approximately $2.8 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $28 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
Foreign Currency Risk
At November 2, 2013, we had foreign currency forward contracts outstanding, totaling $300 million Canadian notional value and with a weighted average remaining life of P2M12D, designed to hedge our net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts at November 2, 2013 was $2 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar at November 2, 2013, with all other variables held constant, would have resulted in a fair value of these contracts of a liability of approximately $1 million at November 2, 2013, a decrease of $3 million. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had no cash collateral posted under our contracts at November 2, 2013.
Sears Canada reduces its foreign exchange risk with respect to U.S. dollar denominated assets and liabilities and purchases of goods or services by entering into foreign exchange forward contracts. At November 2, 2013, these contracts had a notional value of approximately $195 million. The fair value of the forward contracts at November 2, 2013 was $2.4 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar at November 2, 2013, with all other variables held constant, would have resulted in a fair value for these contracts of a liability of approximately $0.4 million at November 2, 2013, a decrease of $2.8 million.
Counterparty Credit Risk
We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with credit ratings of single-A or better at November 2, 2013. We had no derivative instruments at October 27, 2012 or February 2, 2013.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Item 4. Controls and Procedures
Our management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the principal executive and financial officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
In addition, based on that evaluation, no changes in our internal control over financial reporting have occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 103 of SEC Regulation S-K requires that we disclose legal proceedings to which the Company and a governmental authority is a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Disclosure also is required as to any such proceedings known by us to be contemplated by governmental authorities. In that connection, we note that Sears has received a notice of violation from the California South Coast Air Quality Management District ("SCAQMD") alleging that Sears stores that are located in the SCAQMD jurisdiction sold architectural coating products that exceed the current SCAQMD limitations on volatile organic compounds. The parties are currently negotiating toward a resolution of this matter.
See Part I, Item 1, "Financial Statements—Notes to Consolidated Financial Statements," Note 12—"Legal Proceedings," for additional information regarding legal proceedings, which information is incorporated herein by this reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the third quarter of 2013. During the 13 weeks ended November 2, 2013, we did not repurchase any shares of our common stock under our common share repurchase program. At November 2, 2013, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 4, 2013 to August 31, 2013	10,516	$39.72	—	$—
September 1, 2013 to October 5, 2013	16,927	55.33	—	—
October 6, 2013 to November 2, 2013	—	—	—	—
Total	27,443	$49.35	—	$—	$503,907,832

(1)	Consists entirely of 27,443 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.

(2)
Our common share repurchase program was initially announced on September 14, 2005 and has a total authorization since inception of the program of $6.5 billion, including the authorizations to purchase up to an additional $500 million of common stock on each of December 17, 2009 and May 2, 2011. The program has no stated expiration date.

The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, is at least 15% The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, is at least 1.0 to 1.0.
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
Accounting Officer

Date: November 21, 2013

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

10
First Amendment to the Second Amended and Restated Credit Agreement, dated as of October 2, 2013, between Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, the Revolving Lenders party thereto, the Term Lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 2, 2013, filed on October 2, 2013 (File No. 000-51217)).

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 Weeks Ended November 2, 2013 and October 27, 2012; (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the 13 and 39 Weeks Ended November 2, 2013 and October 27, 2012 (iii) the Condensed Consolidated Balance Sheets (Unaudited) at November 2, 2013, October 27, 2012 and February 2, 2013; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended November 2, 2013 and October 27, 2012; (v) the Condensed Consolidated Statements of Equity (Unaudited) for the 39 Weeks Ended November 2, 2013 and October 27, 2012; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

___________________

*	Filed herewith.

E-1