Form 10-K
period 2014-02-01
SEARS HOLDINGS CORP
filed 2014-03-18
CIK 1310067

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended February 1, 2014
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
Large accelerated filer   ☒  Accelerated filer    ☐   Non-accelerated filer    ☐   Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On March 1, 2014, the registrant had 106,443,237 common shares outstanding. The aggregate market value (based on the closing price of the Registrant's common shares for stocks quoted on the NASDAQ Global Select Market) of the Registrant's common shares owned by non-affiliates (which are assumed, solely for the purpose of this calculation, to be stockholders other than (i) directors and executive officers of the Registrant and (ii) any person known by the Registrant to beneficially own five percent or more of the Registrant's common shares), as of the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $860 million.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement relating to our Annual Meeting of Stockholders to be held on May 6, 2014 (the “2014 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I

Item 1.	Business
General
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”) on March 24, 2005. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of stores with 1,980 full-line and specialty retail stores in the United States operating through Kmart and Sears and 449 full-line and specialty retail stores in Canada operating through Sears Canada Inc. ("Sears Canada"), a 51%-owned subsidiary. Further, we operate a number of websites under the sears.com and kmart.com banners which offer more than 110 million products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your WaySM, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way connects all of the ways members shop - in store, at home, online and by phone. The Company is the leading home appliance retailer as well as a leader in tools, lawn and garden, fitness equipment and automotive repair and maintenance. Key proprietary brands include Kenmore®, Craftsman® and DieHard®. We also maintain a broad apparel and home offering including such well-known labels as Lands' End®, the Kardashian Kollection, Jaclyn Smith, Joe Boxer, Route 66, Cannon, Sandra Lee and Levi's. Additionally, we launched the Adam Levine and Nicki Minaj collections in 500 Kmart stores and on shopyourway.com/kmart.com. We are the nation's largest provider of home services, with more than 13 million service and installation calls made annually.
The retail industry is changing rapidly. The progression of the Internet, mobile technology, social networking and social media is fundamentally reshaping the way we interact with our core customers and members. As a result, we are transitioning to a member-centric company. Our focus continues to be on our core customers, our members, and finding ways to provide them value and convenience through Integrated Retail and our Shop Your Way membership platform. We have invested significantly in our online ecommerce platforms, our membership program and the technology needed to support these initiatives.
Business Segments
During 2013, we operated three reportable segments: Kmart, Sears Domestic and Sears Canada. Financial information, including revenues, operating income (loss), total assets and capital expenditures for each of these business segments is contained in Note 17 of Notes to Consolidated Financial Statements. Information regarding the components of revenue for Holdings is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as Note 17.
Kmart
At February 1, 2014, the Company operated a total of 1,152 Kmart stores across 49 states, Guam, Puerto Rico and the U.S. Virgin Islands. This store count consists of 1,135 discount stores, averaging 94,000 square feet, and 17 Super Centers, averaging 165,000 square feet. Most Kmart stores are one-floor, free-standing units that carry a wide array of products across many merchandise categories, including consumer electronics, seasonal merchandise, outdoor living, toys, lawn and garden equipment, food and consumables and apparel, including products sold under such well-known labels as Jaclyn Smith, Joe Boxer and Alphaline, and certain proprietary Sears brand products (such as Kenmore, Craftsman, and DieHard) and services. We also offer an assortment of major appliances, including Kenmore-branded products, in virtually all of our locations. There are 840 Kmart stores that also operate in-store pharmacies. The Super Centers generally operate 24 hours a day and combine a full-service grocery along with the merchandise selection of a discount store. There are also 16 Sears Auto Centers operating in Kmart stores. Sears Auto Centers offer a variety of professional automotive repair and maintenance services, as well as a full assortment of automotive accessories. Kmart continues to offer its layaway program, which allows members and customers to cost-effectively finance their purchases both in-store and online. In addition, we have expanded the ways our members and customers can receive their purchases, allowing our members and customers to buy online and pick up in store. This service, powered by MyGofer, is now available in over 1,100 Kmart stores via either mygofer.com or kmart.com. Kmart also sells its products through its kmart.com website and provides members and customers the option of buying through a mobile app or online and picking up their merchandise in one of our Kmart stores.
Sears Domestic
At February 1, 2014, Sears Domestic operations consisted of the following:

•
Full-line Stores—778 stores, of which 768 are Full-line stores located across all 50 states and Puerto Rico. These stores are primarily mall-based locations averaging 136,000 square feet. Full-line stores offer a wide array of products and service offerings across many merchandise categories, including appliances, consumer electronics, tools, sporting goods, outdoor living, lawn and garden equipment, certain automotive services and products, such as tires and batteries, home fashion products, as well as apparel, footwear, jewelry and accessories for the whole family. Our product offerings include our proprietary Kenmore, Craftsman, DieHard, Lands' End, Covington, Apostrophe, and Canyon River Blues brand merchandise, and other brand merchandise such as Alphaline and Roadhandler. In addition, at February 1, 2014, we operated 10 Sears Essentials/Grand stores located in 10 states. These stores are primarily free-standing units averaging 157,000 square feet, offering health and beauty products, pantry goods, household products and toys in addition to the offerings of the typical mall-based store. We also have 696 Sears Auto Centers operating in association with Full-line stores and eight Sears Auto Centers operating out of Sears Essentials/Grand stores. In addition, there are 34 free standing Sears Auto Centers that operate independently of Full-line stores. Sears also extends the availability of its product selection through the use of its sears.com website, which offers an assortment of home, apparel and accessory merchandise and provides members and customers the option of buying through a mobile app or online and picking up their merchandise in one of our Full-line stores. As previously announced, we are considering strategic alternatives for our Sears Auto Center business, subject to board approval and other conditions.

•
Specialty Stores—50 specialty stores (primarily consisting of the 34 free standing Sears Auto Centers noted above and 13 Lands' End retail stores noted below) located in free-standing, off-mall locations or high-traffic neighborhood shopping centers.

•
Lands' End—Lands' End, Inc. ("Lands' End") is a leading direct merchant of traditionally styled casual clothing, accessories and footwear for men, women and children, as well as home products and soft luggage. These products are offered through multiple selling channels including landsend.com, one of the leading apparel websites, as well as catalog mailings, and international businesses. Lands' End has 13 retail stores, averaging 9,000 square feet, which offer Lands' End merchandise primarily from catalog and Internet channel overstocks. In addition, Lands' End has 275 “store within a store” departments inside Sears Domestic Full-line locations.

As previously announced, we are pursuing the separation of our Lands' End business through a pro rata distribution to our shareholders, subject to certain conditions.

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

•
Home Services—Product Repair Services, the nation's largest product repair service provider, is a key element in our active relationship with more than 41 million households. With approximately 7,500 service technicians making over 13 million service and installation calls annually, this business delivers a broad range of retail-related residential and commercial services across all 50 states, Puerto Rico, Guam and the Virgin Islands under either the Sears Parts & Repair Services or A&E Factory Service trade names. Commercial and residential customers can obtain parts and repair services for all major brands of products within the appliances, lawn and garden equipment, consumer electronics, floor care products, and heating and cooling systems categories. We also provide repair parts with supporting instructions for “do-it-yourself” members and customers through our searspartsdirect.com website. This business also offers protection agreements, product installation services and Kenmore and Carrier brand residential heating and cooling systems. Home Services also includes home improvement services (primarily siding, windows, cabinet refacing, kitchen remodeling, roofing, carpet and upholstery cleaning, air duct cleaning, and garage door installation and repair) provided through Sears Home Improvement Services and Sears Home & Business Franchises.
Sears Canada
Sears Canada, a consolidated, 51%-owned subsidiary of Sears, conducts retail operations in Canada similar to those conducted by Sears Domestic, with a greater emphasis on apparel and other softlines than in the U.S. stores.
As previously announced, we plan to work with the board and management of Sears Canada to increase the value of our investment in Sears Canada.
At February 1, 2014, Sears Canada operated a total of 118 full-line stores, 331 specialty stores (including 48 furniture and appliance stores, 234 hometown dealer stores primarily operated under independent local ownership, four appliance and mattress stores, 34 Corbeil stores, and 11 outlet stores), eight home services showrooms, 1,446 catalog pick-up locations and 97 travel offices. Sears Canada also sells its products through its sears.ca website.
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
At February 1, 2014, February 2, 2013 and January 28, 2012, Holdings was the beneficial holder of approximately 52 million, or 51%, 52 million, or 51%, and 97 million, or 95%, respectively, of the common shares of Sears Canada.
Spin-Off of Orchard Supply Hardware Stores Corporation
On December 30, 2011, we completed the spin-off to our shareholders of all the capital stock of Orchard Supply Hardware Stores Corporation ("Orchard") that was owned by Holdings immediately prior to the spin-off, consisting of common stock that represented approximately 80% of the voting power of Orchard's outstanding capital stock and preferred stock that represented 100% of Orchard's outstanding nonvoting capital stock. In connection with the spin-off, Holdings and certain of its subsidiaries entered into various agreements with Orchard, including a distribution agreement, a transition services agreement, an appliance sale and consignment agreement and brand license agreements. In addition, certain tax matters between Holdings and Orchard are governed by a tax sharing agreement entered into in 2005.
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
We sell proprietary branded merchandise under a number of brand names that are important to our operations. Our KENMORE®, CRAFTSMAN®, DIEHARD® and LANDS' END® brands are among the most recognized proprietary brands in retailing. These marks are the subject of numerous United States and foreign trademark registrations. Other well recognized Company trademarks and service marks include CANYON RIVER BLUES®, COVINGTON®, SHOP YOUR WAYSM, SMART SENSE®, STRUCTURE®, THOM MCAN® and TOUGHSKINS®, which also are registered or are the subject of pending registration applications in the United States. Generally, our rights in our trade names and marks continue so long as we use them.
Seasonality
The retail business is seasonal in nature, and we generate a high proportion of our revenues, operating income and operating cash flows during the fourth quarter of our year, which includes the holiday season. As a result, our overall profitability is heavily impacted by our fourth quarter operating results. Additionally, in preparation for the fourth quarter holiday season, we significantly increase our merchandise inventory levels, which are financed from operating cash flows, credit terms received from vendors and borrowings under our domestic credit agreement (described in the “Uses and Sources of Liquidity” section below). Fourth quarter reported revenues accounted for approximately 30% of total reported revenues in each of the years 2013, 2012 and 2011. See Note 19 of Notes to Consolidated Financial Statements for further information on revenues earned by quarter in 2013 and 2012.
Competition
Our business is subject to highly competitive conditions. We compete with a wide variety of retailers, including other department stores, discounters, home improvement stores, consumer electronics dealers, auto service providers, specialty retailers, wholesale clubs, as well as many other retailers operating on a national, regional or local level in the U.S. and Canada. Online and catalog businesses, which handle similar lines of merchandise, also compete with us. Walmart, Target, Kohl's, J.C. Penney, Macy's, The Home Depot, Lowe's, Best Buy and Amazon are some of the national retailers and businesses with which we compete. The Home Depot and Lowe's are major competitors in relation to our home appliance business, which accounted for approximately 13% of our 2013, 15% of our 2012 and 16% of our 2011 reported revenues. Sears Canada competes in Canada with Hudson's Bay Company, other Canadian-based store and online retailers, as well as certain U.S.-based competitors, including some of those mentioned above, that are expanding into Canada. Success in these competitive marketplaces is based on factors such as price, product assortment and quality, service and convenience, including availability of retail-related services such as access to credit, product delivery, repair and installation. Additionally, we are influenced by a number of factors including, but not limited to, the cost of goods, consumer debt availability and buying patterns, economic conditions, customer preferences, inflation, currency exchange fluctuations, weather patterns, and catastrophic events. Item 1A in this report on Form 10-K contains further information regarding risks to our business.
Employees
At February 1, 2014, subsidiaries of Holdings had approximately 226,000 employees in the United States and U.S. territories, and approximately 23,000 employees in Canada through Sears Canada. These employee counts include part-time employees.
 Our Website; Availability of SEC Reports and Other Information
Our corporate website is located at searsholdings.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports are available, free of charge, through the "SEC Filings" portion of the Investor Information section of our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").
The Corporate Governance Guidelines of our Board of Directors, the charters of the Audit, Compensation, Finance and Nominating and Corporate Governance Committees of the Board of Directors, our Code of Conduct and the Board of Directors Code of Conduct are available in the Corporate Governance section of searsholdings.com. References to our website address or the website address of Sears Canada do not constitute incorporation by reference of the information contained on such websites, and the information contained on the websites is not part of this document.

Item 1A.	Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, results of operations and financial condition.
If we fail to offer merchandise and services that our members and customers want, our sales may be limited, which would reduce our revenues and profits.
In order for our business to be successful, we must identify, obtain supplies of, and offer to our members and customers, attractive, innovative and high-quality merchandise on a continuous basis. Our products and services must satisfy the desires of our members and customers, whose preferences may change in the future. If we misjudge either the demand for products and services we sell or our members' and customers' purchasing habits and tastes, we may be faced with excess inventories of some products and missed opportunities for products and services we chose not to offer. In addition, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. This would have a negative effect on our business and results of operations.

If our integrated retail strategy to transform into a member-centric retailer is not successful, our business and results of operations could be adversely affected.
We are seeking to transform into a member-centric retailer through our integrated retail strategy, which is based on a number of initiatives, including our Shop Your Way program, that depend, among other things, on our ability to respond quickly to ongoing technology developments and implement new ways to understand and rely on the data to interact with our members and customers in order to achieve expected benefits. In addition, one or more of these initiatives may not be accepted by our members and customers, which may result in the Company's sales being less than it anticipates; and no assurance can be given that our strategy and offerings will be successful and will not have a material adverse effect on our reputation, financial condition and operating results.
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
Our success depends on our ability to differentiate ourselves from our competitors with respect to shopping convenience, a quality assortment of available merchandise and superior customer service. We must also successfully respond to our members' and customers' changing tastes. The performance of our competitors, as well as changes in their pricing policies, marketing activities, new store openings and other business strategies, could have a material adverse effect on our business, financial condition and results of operations.
Our business has been and will continue to be affected by worldwide economic conditions; a failure of the economy to sustain its recovery, a renewed decline in consumer-spending levels and other conditions, including inflation and changing prices of energy, could lead to reduced revenues and gross margins, and negatively impact our liquidity.
Many economic and other factors are outside of our control, including consumer and commercial credit availability, consumer confidence and spending levels, including the impact of payroll tax and medical cost increases on U.S. consumers, inflation, employment levels, housing sales and remodels, consumer debt levels, fuel costs and other challenges currently affecting the global economy, the full impact of which on our business, results of operations and financial condition cannot be predicted with certainty. These economic conditions adversely affect the disposable income levels of, and the credit available to, our members and customers, which could lead to reduced demand for our merchandise. Changing fuel and energy costs may have a significant impact on our operations. We require significant quantities of fuel for the vehicles used by technicians in our home services business and we are exposed to the risk associated with variations in the market price for petroleum products. We could experience a disruption in energy supplies, including our supply of gasoline, as a result of factors that are beyond our control, which could have an adverse effect on our business. Certain of our vendors also could experience increases in the cost of various raw materials, such as cotton, oil-related materials, steel and rubber, which could result in increases in the prices that we pay for merchandise, particularly apparel, appliances and tires. The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to a decrease in consumer spending. Any of these events and factors could cause us to increase inventory markdowns and promotional expenses, thereby reducing our gross margins and operating results.
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
In addition to credit terms from vendors, our liquidity needs are funded by our operating cash flows and, to the extent necessary, borrowings under our credit agreements and commercial paper program and access to capital markets. The availability of financing depends on numerous factors, including economic and market conditions, our operating performance, our credit ratings, and lenders' assessments of our prospects and the prospects of the retail industry in general. Changes in these factors may affect our cost of financing, liquidity and our ability to access financing sources, including our commercial paper program and possible second lien indebtedness that is permitted under the domestic revolving credit facility, with respect to each of which we have no lender commitments. Rating agencies revise their ratings for the companies that they follow from time to time and our ratings may be revised or withdrawn in their entirety at any time.
While the Company's domestic revolving credit facility currently provides for up to $3.275 billion of lender commitments, our ability to borrow funds under this facility is limited by a borrowing base determined relative to the value, from time to time, of eligible inventory, accounts receivable and certain other assets. In addition, our ability to incur possible second lien indebtedness that is otherwise permitted under the domestic revolving credit facility is limited by a borrowing base requirement under the indenture that governs our senior secured notes due 2018. If, through asset sales or other means, the value of these eligible assets is not sufficient to support borrowings of up to the full amount of the commitments under this facility, we will not have full access to the facility, but rather could have access to a lesser amount determined by the borrowing base. Such a decline in the value of eligible assets also could result in our inability to borrow up to the full amount of second lien indebtedness permitted by the domestic credit facility, but rather we could be limited to borrowing a lesser amount determined by the borrowing base as calculated pursuant to the terms of the indenture. The domestic revolving credit facility also effectively limits full access to the facility if our fixed charge ratio at the last day of any quarter is less than 1.0 to 1.0. As of February 1, 2014, our fixed charge ratio was less than 1.0 to 1.0.
The lenders under our credit facilities may not be able to meet their commitments if they experience shortages of capital and liquidity and there can be no assurance that our ability to otherwise access the credit markets will not be adversely affected by changes in the financial markets and the global economy.

We cannot predict whether our plans to generate liquidity will be successful.
We have plans to generate at least $1.0 billion million of additional liquidity during fiscal year 2014. We currently anticipate generating approximately $500 million from an exit dividend in connection with the planned separation of our Lands' End, Inc. subsidiary through a pro rata distribution to our stockholders (the "LE Spin-off"), we are working with the board and management of Sears Canada to increase the value of our investment in Sears Canada, and we are evaluating strategic alternatives for our Sears Auto Centers business, subject in each case to certain conditions, including board approval in the case of possible transactions involving Sears Canada and Sears Auto Centers. The achievement of these objectives and outcome of these initiatives are subject to risks and uncertainties with respect to market conditions and other factors that may cause our actual results, performance or achievements to be materially different from our plans, and there can be no assurance that transactions to monetize assets or other actions to generate liquidity will become available on terms that are acceptable to us, on intended timetables or at all. In addition, there can be no assurance that the evaluation and/or completion of any of these potential transactions will not have a negative impact on our other businesses.
Potential liabilities in connection with the separation of Lands' End, Inc. may arise under fraudulent conveyance and transfer laws and legal capital requirements.
With respect to the LE Spin-off, if either Holdings or Lands' End subsequently fails to pay its creditors or enters insolvency proceedings, the transaction may be challenged under U.S. federal, U.S. state and foreign fraudulent conveyance and transfer laws, as well as legal capital requirements governing distributions and similar transactions. If a court were to determine under these laws that, (a) at the time of the LE Spin-off, the entity in question: (1) was insolvent; (2) was rendered insolvent by reason of the LE Spin-off; (3) had remaining assets constituting unreasonably small capital; (4) intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured; or (b) the transaction in question failed to satisfy applicable legal capital requirements, the court could determine that the LE Spin-off was voidable, in whole or in part. Subject to various defenses, the court could then require Holdings or Lands' End, or other recipients of value in connection with the LE Spin-off (potentially including Lands' End stockholders as recipients of shares of Lands' End common stock in connection with the spin-off), as the case may be, to turn over value to other entities involved in the LE Spin-off and contemplated transactions for the benefit of unpaid creditors. The measure of insolvency and applicable legal capital requirements will vary depending upon the jurisdiction whose law is being applied.
We rely extensively on computer systems to implement our integrated retail strategy, process transactions, summarize results and otherwise manage our business. Disruptions in these systems could harm our ability to run our business.
Given the significance of our online and mobile capabilities, our collection and use of data to create personalized experiences, and the number of individual transactions we have each year, including in our stores, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems, some of which are based on end-of-life or legacy technology, operate with minimal or no vendor support and are otherwise difficult to maintain. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. Operating legacy systems subject us to inherent costs and risks associated with maintaining, upgrading and replacing these systems and retaining sufficiently skilled personnel to maintain and operate the systems, demands on management time, and other risks and costs. Cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving. Techniques or software used to gain unauthorized access, and/or disable, degrade or harm our systems may be difficult to detect or scope for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. These attempts to gain unauthorized access could lead to disruptions in our systems, unauthorized release of confidential or otherwise protected information or corruption of data. If individuals are successful in infiltrating, breaking into, disrupting, damaging or otherwise stealing from the computer systems of the Company or its third-party providers, or if our systems are otherwise damaged or cease to function properly, we may have to make a significant investment to fix or replace them, we may suffer interruptions in our operations in the interim, we may face costly litigation, the ability for our members to earn or redeem points in our Shop Your Way program may be impacted or halted, and our reputation with our members and customers may be harmed. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations, including on our Shop Your Way program and participation in or engagement with that program. In addition, we are pursuing initiatives to transform our information technology processes and systems. These initiatives are highly complex and include replacing legacy systems, upgrading existing systems, and acquiring new systems and hardware with updated functionality. The risk of disruption is increased in periods when such complex and significant systems changes are undertaken.
If we do not maintain the security of our member and customer, associate or company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.
Any significant security compromise, breach of member and customer, associate or company data (either held or maintained by the Company or our third-party providers) or disruption or delay on the ability for our members to earn or redeem points in our Shop Your Way program, could significantly damage our reputation and brands and result in additional costs, lower participation in or engagement with our Shop Your Way program, lost sales, exposure to fraudulent sales, government investigations, government enforcement actions, fines and/or lawsuits. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs or accelerate these costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches. A data security breach could result in a loss of customer or member confidence and negatively impact our business, including our Shop Your Way program, and our results of operations.
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
At February 1, 2014, we had goodwill and intangible asset balances of $3.2 billion, which are subject to periodic testing for impairment. Our long-lived assets, primarily stores, also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow within each of our reporting units, or sales of our branded products or cash flow generated from operations at individual store locations could result in impairment charges for goodwill and intangible assets or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Impairment charges, if any, resulting from the periodic testing are non-cash. A significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. See Notes 12 and 13 of Notes to Consolidated Financial Statements for further information.
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
Affiliates of Edward S. Lampert, our Chairman and Chief Executive Officer, beneficially own approximately 48% of the outstanding shares of our common stock. These affiliates are controlled, directly or indirectly, by Mr. Lampert. Accordingly, these affiliates, and thus Mr. Lampert, have substantial influence over many, if not all, actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.

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
We regard our copyrights, service marks, trademarks, trade dress, trade secrets, patents and similar intellectual property as critical to our success, particularly those that relate to our private branded merchandise. As such, we rely on trademark and copyright law, patent law, trade secret protection and confidentiality agreements with our associates, consultants, vendors, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets, patents or other proprietary rights for any reason, or if we fail to maintain the image of our brands due to merchandise and service quality issues, actual or perceived, adverse publicity, governmental investigations or litigation, or other reasons, our brands and reputation could be damaged and we could lose members and customers.
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
From time to time, we may be involved in lawsuits and regulatory actions relating to our business, certain of which may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. Some of these actions have the potential for significant statutory penalties, and compensatory, treble or punitive damages. Our pharmacy, home services and grocery businesses, in particular, are subject to numerous federal, state and local regulations, and a significant change in, or noncompliance with, these regulations could have a material adverse effect on our compliance costs and results of operations. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws, including wage and hour laws, and investigations and actions that are based on allegations of untimely compliance or noncompliance with applicable regulations or statutes. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend our Company. Further, changes in governmental regulations both in the United States and in the other countries where we operate could have adverse effects on our business and subject us to additional regulatory actions. For a description of current legal proceedings, see Item 3, “Legal Proceedings,” as well as Note 18 of Notes to Consolidated Financial Statements in this report on Form 10-K.
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

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The following table summarizes the locations of our Kmart and Sears Domestic stores at February 1, 2014:

	Kmart		Sears Domestic
State/Territory	Discount Stores	Super Centers	Full-line Mall Stores	Sears Essentials/ Grand Stores	Specialty Stores
Alabama	22	—	10	—	—
Alaska	—	—	3	—	—
Arizona	15	—	14	—	—
Arkansas	5	—	7	—	1
California	96	—	79	1	5
Colorado	13	—	11	1	1
Connecticut	7	—	8	—	—
Delaware	6	—	4	—	—
Florida	62	—	51	—	1
Georgia	27	—	19	—	—
Hawaii	7	—	4	—	—
Idaho	8	—	5	—	—
Illinois	42	2	29	1	8
Indiana	31	2	17	—	1
Iowa	20	—	9	—	2
Kansas	9	—	8	—	1
Kentucky	27	—	8	—	—
Louisiana	11	—	13	—	1
Maine	6	—	5	—	—
Maryland	21	—	19	—	—
Massachusetts	19	—	21	—	—
Michigan	68	5	23	—	—
Minnesota	21	—	11	—	4
Mississippi	5	—	4	—	—
Missouri	26	—	10	1	—
Montana	9	—	3	—	—
Nebraska	8	—	4	—	—
Nevada	10	—	4	1	1
New Hampshire	5	—	6	—	—
New Jersey	32	—	20	—	2
New Mexico	13	—	7	—	—
New York	50	—	45	—	7
North Carolina	39	—	21	—	—
North Dakota	6	—	4	—	—
Ohio	51	7	37	1	1
Oklahoma	9	—	10	—	—
Oregon	11	—	7	—	1
Pennsylvania	92	1	42	1	2
Rhode Island	1	—	2	—	—
South Carolina	22	—	11	—	—
South Dakota	9	—	2	—	—
Tennessee	30	—	17	—	—
Texas	19	—	58	1	1
Utah	14	—	4	1	1
Vermont	3	—	2	—	—
Virginia	36	—	19	1	1
Washington	13	—	19	—	2
West Virginia	15	—	7	—	—
Wisconsin	26	—	14	—	5
Wyoming	9	—	2	—	—
Puerto Rico	24	—	9	—	1
U.S. Virgin Islands	4	—	—	—	—
Guam	1	—	—	—	—
Totals	1,135	17	768	10	50

	Kmart		Sears Domestic			Sears Canada		Total
	Discount Stores	Super Centers	Full-line Mall Stores	Sears Essentials/ Grand Stores	Specialty Stores	Full-line Stores	Specialty Stores
Owned	183	12	485	7	25	14	2	728
Leased	952	5	283	3	25	104	104	1,476
Independently-owned and operated stores	—	—	—	—	—	—	225	225
Stores at February 1, 2014	1,135	17	768	10	50	118	331	2,429

In addition, at February 1, 2014, we had 36 domestic supply chain distribution centers, of which 12 were owned and 24 were leased with remaining lease terms ranging up to six years. Of the total, 10 primarily support Kmart stores, 21 primarily support Sears stores and five support both Sears and Kmart stores. We also had 419 domestic store warehouses, customer call centers and service facilities (including 17 facilities related to our appliance builder/distributor business), most of which are leased for terms ranging generally from three to five years or are part of other facilities included in the above table. Many of our facilities are also used to support our online channels.
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
At February 1, 2014, Sears Canada operated a total of 118 full-line stores, 331 specialty stores (including 48 furniture and appliance stores, 234 hometown dealer stores operated under independent local ownership, four appliance and mattress stores, 34 Corbeil stores, and 11 outlet stores), eight home services showrooms, 1,446 catalog pick-up locations and 97 travel offices.
A description of our leasing arrangements and commitments appears in Note 14 of Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings
Item 103 of SEC Regulation S-K requires that we disclose legal proceedings to which the Company and a governmental authority is a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Disclosure also is required as to any such proceedings known by us to be contemplated by governmental authorities. In that connection, we note that Sears received a notice of violation from the California South Coast Air Quality Management District ("SCAQMD") alleging that Sears stores that are located in the SCAQMD jurisdiction sold architectural coating products that exceed the current SCAQMD limitations on volatile organic compounds. The parties entered into a settlement agreement under which the Company paid a $50,000 penalty.
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

Name	Position	Date First Became an Executive Officer	Age
Edward S. Lampert	Chairman of the Board and Chief Executive Officer	2013	51
Jeffrey A. Balagna	Executive Vice President, Chief Information Officer	2013	53
Ronald D. Boire	Executive Vice President, Chief Merchandising Officer and President, Sears Full Line Stores and Kmart Formats	2012	52
Imran Jooma	Executive Vice President and President, Online, Marketing, Pricing and Financial Services	2012	41
Robert A. Schriesheim	Executive Vice President and Chief Financial Officer	2011	53
Dane A. Drobny	Senior Vice President, General Counsel and Corporate Secretary	2010	46
Leena Munjal	Senior Vice President, Customer Experience and Integrated Retail	2013	37
Robert A. Riecker	Vice President, Controller and Chief Accounting Officer	2012	49
__________________

Mr. Lampert has served as Chairman of the Company's Board of Directors since 2004 and as our Chief Executive Officer since February 2013. He also is the Chairman and Chief Executive Officer of ESL Investments, Inc., which he founded in April 1988.
Mr. Balagna joined the Company as Executive Vice President and Chief Information Officer in May 2013. Prior to joining the Company, he served as the Senior Vice President and Chief Information Officer of Eli Lilly and Company, a pharmaceutical company, since February 2012. He previously served in senior positions for Carlson Companies, including President and Chief Executive Officer for Carlson Marketing Worldwide, a marketing, travel and hospitality company, which was acquired by Groupe Aeroplan, Inc. in 2009, from 2008 to September 2011, Chief Executive Officer of Carlson’s T.G.I. Friday’s and Pickup Stix casual restaurant businesses in 2008, and Executive Vice President, Chief Information Officer and Customer Technology Officer for Carlson Companies from 2005 to 2008. He previously served in senior positions for Medtronic, Inc., General Electric Company, and Ford Motor Company.
Mr. Boire joined the Company as Executive Vice President, Chief Merchandising Officer and President, Sears Full Line Stores and Kmart Formats in January 2012. He served from October 2009 until January 2012 as President and Chief Executive Officer of Brookstone, a consumer products company. He served as President, U.S. Toys, North America, for Toys “R” Us, a specialty retailer of toys and juvenile products, from July 2006 until September 2009. He previously served as Executive Vice President, Global Merchandise Manager, of Best Buy Co., Inc., a retailer of consumer electronics and related products, from May 2003 to June 2006. Prior to joining Best Buy Co., Inc., Mr. Boire served for 17 years in a variety of increasingly senior roles at Sony Electronics Inc., a marketer of electronic products and services.
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

Mr. Schriesheim joined the Company as Executive Vice President in August 2011 and became Executive Vice President and Chief Financial Officer that same month. Prior to joining the Company, he served as the Chief Financial Officer of Hewitt Associates, Inc., a global human resources consulting and outsourcing company, from January 2010 to October 2010. From October 2006 to January 2010, he served as Executive Vice President and Chief Financial Officer of Lawson Software, Inc., an ERP software provider. From August 2002 to October 2006, he was affiliated with ARCH Development Partners, LLC, a seed stage venture capital fund. Before joining ARCH, Mr. Schriesheim held executive positions at Global TeleSystems, SBC Equity Partners, Ameritech, AC Nielsen and Brooke Group Ltd. Mr. Schriesheim has served as a director of Skyworks Solutions, Inc. since May 2006 and is chairman of its audit committee. He also served as a director of Dobson Communications Corp. from 2004 to 2007, a director of Lawson Software from 2006 to 2011, a director and Co-Chairman of MSC Software Corporation from 2007 to 2009 and a director of Georgia Gulf Corporation from 2009 to 2010.
Mr. Drobny joined us as Senior Vice President, General Counsel and Corporate Secretary in May 2010. Prior to joining the Company, he practiced law with the law firm of Winston & Strawn LLP, most recently as Capital Partner, from September 1993 until May 2010.
Ms. Munjal was appointed to her current position in October 2012. She was appointed as Divisional Vice President, Integrated Retail and Member Experience, in July 2011 and was promoted to Vice President in June 2012. From October 2009 to June 2011, she served as Divisional Vice President, and Chief of Staff, Office of the Chairman, and served as Chief of Staff, Office of the CEO, from November 2007 to November 2009. Ms. Munjal joined Sears as Director, Information Technology, in March 2003.
Mr. Riecker was appointed to his current position in January 2012. He joined the Company as Assistant Controller in October 2005 and served as Vice President and Assistant Controller from May 2007 to October 2011. From October 2011 until his election as Vice President, Controller and Chief Accounting Officer, he served as the Company's Vice President, Internal Audit.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Holdings' common stock is quoted on The NASDAQ Stock Market under the ticker symbol SHLD. There were 13,148 shareholders of record at March 1, 2014. The quarterly high and low sales prices for Holdings' common stock are set forth below.

	Fiscal Year 2013
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$54.22	$60.74	$66.00	$67.50
Low	$43.72	$41.84	$38.88	$34.21

	Fiscal Year 2012
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$85.90	$65.70	$67.20	$68.77
Low	$41.14	$46.28	$47.01	$38.40
Holdings has not paid and does not expect to pay cash dividends in the foreseeable future.
Equity Compensation Plan Information
The following table reflects information about securities authorized for issuance under our equity compensation plans at February 1, 2014.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans*
Equity compensation plans approved by security holders	—	—	5,270,385
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	5,270,385

__________________

*
Represents shares of common stock that may be issued pursuant to our 2006 Stock Plan or our 2013 Stock Plan. Awards under the 2006 Stock Plan may be restricted stock awards, a grant of shares of our common stock in connection with an award made under a long-term incentive plan, or certain other stock-based awards. Awards under the 2013 Stock Plan may be restricted stock, stock unit awards, incentive stock options, nonqualified stock options, stock appreciation rights, or certain other stock-based awards. The 2013 Stock Plan also allows common stock of Holdings to be awarded in settlement of an incentive award under the Sears Holdings Corporation Umbrella Incentive Program (and any incentive program established thereunder). The shares shown consist of 277,583 shares of common stock that are available for future issuance pursuant to our 2006 Stock Plan and 4,992,802 shares of common stock that are available for future issuance pursuant to our 2013 Stock Plan. Excludes shares covered by an outstanding plan award that, subsequent to February 1, 2014, ultimately are not delivered on an unrestricted basis (for example, because the award is forfeited, canceled, settled in cash or used to satisfy tax withholding obligations).

Stock Performance Graph
Comparison of Five-Year Cumulative Stockholder Return
The following graph compares the cumulative total return to stockholders on Holdings' common stock from January 30, 2009 through January 31, 2014, the last trading day before the end of fiscal year 2013, based on the market prices at the last trading day before the end of each fiscal year through and including fiscal year 2013 and assuming reinvestment of the value of shares of Orchard distributed to Holdings’ shareholders on December 30, 2011, subscription rights to purchase shares of common stock of SHO distributed to Holdings’ shareholders on October 11, 2012 and common shares of Sears Canada distributed to Holdings’ shareholders on November 13, 2012, with the return on the S&P 500 Stock Index, the S&P 500 Retailing Index and the S&P 500 Department Stores Index for the same period. The graph assumes an initial investment of $100 on January 30, 2009 in each of our common stock, the S&P 500 Stock Index, the S&P Retailing Index and the S&P 500 Department Stores Index.
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

	Jan. 30, 2009	Jan. 29, 2010	Jan. 28, 2011	Jan. 27, 2012	Feb. 1, 2013	Jan. 31, 2014
Sears Holdings	$100.00	$227.96	$185.92	$112.01	$134.58	$102.94
S&P 500 Stock Index	$100.00	$133.12	$154.54	$159.38	$183.22	$215.84
S&P 500 Retailing Index	$100.00	$155.54	$191.89	$214.72	$269.46	$333.86
S&P 500 Department Stores Index	$100.00	$167.17	$187.76	$208.69	$210.82	$239.53

Purchase of Equity Securities
During the quarter ended February 1, 2014, we did not repurchase any shares of our common stock under our common share repurchase program. At February 1, 2014, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 3, 2013 to November 30, 2013	1,090	$59.93	—	$—
December 1, 2013 to January 4, 2014	4,077	59.07	—	—
January 5, 2014 to February 1, 2014	16,470	39.98	—	—
Total	21,637	$44.58	—	$—	$504,000,000
__________________

(1)	Consists entirely of 21,637 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.

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
The table below summarizes our recent financial information. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and our Consolidated Financial Statements and notes thereto in Item 8.

	Fiscal
dollars in millions, except per share and store data	2013	2012	2011	2010	2009
Summary of Operations
Revenues (1)	$36,188	$39,854	$41,567	$42,664	$43,360
Domestic comparable store sales %	(3.8)%	(2.5)%	(2.2)%	(1.3)%	(4.7)%
Net income (loss) from continuing operations attributable to Holdings' shareholders (2)	(1,365)	(930)	(3,113)	122	218
Per Common Share
Basic:
Net income (loss) from continuing operations attributable to Holdings' shareholders	$(12.87)	$(8.78)	$(29.15)	$1.09	$1.85
Diluted:
Net income (loss) from continuing operations attributable to Holdings' shareholders	$(12.87)	$(8.78)	$(29.15)	$1.09	$1.85
Holdings' book value per common share	$16.34	$25.89	$40.26	$78.19	$79.21
Financial Data
Total assets	$18,261	$19,340	$21,381	$24,360	$24,901
Long-term debt	2,559	1,579	1,693	1,872	949
Long-term capital lease obligations	275	364	395	472	510
Capital expenditures	329	378	432	426	350
Adjusted EBITDA	(337)	536	196	1,291	1,635
Number of stores	2,429	2,548	4,010	3,949	3,862
__________________

(1)	We follow a retail-based financial reporting calendar. Accordingly, the fiscal year ended February 2, 2013 contained 53 weeks, while all other years presented contained 52 weeks.

(2)
The periods presented were impacted by certain significant items, which affected the comparability of amounts reflected in the above selected financial data. For 2013, 2012 and 2011, these significant items are discussed within Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” 2010 results include the impact of domestic pension expense of $96 million, a $30 million charge related to store closings and severance, a gain on the sale of real estate of $28 million, mark-to-market losses of $4 million on Sears Canada hedge transactions, a tax impact of $9 million related to a dividend received from Sears Canada and a tax benefit of $13 million related to the resolution of certain income tax matters. 2009 results include the impact of domestic pension expense of $170 million, a $131 million charge related to store closings and severance, a gain on the sale of Sears Canada Headquarters of $44 million, a gain of $32 million recorded in connection with the settlement of Visa/MasterCard antitrust litigation, mark-to-market losses of $33 million on Sears Canada hedge transactions and a tax benefit of $41 million related to the resolution of certain income tax matters.

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
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of stores with 1,980 full-line and specialty retail stores in the United States, operating through Kmart and Sears, and 449 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 51%-owned subsidiary. Further, we operate a number of websites under the Sears.com and Kmart.com banners which offer more than 110 million products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your WaySM, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way connects all of the ways members shop - in store, at home, online and by phone.
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
Our focus in 2013 revolved around continuing our transformation into a member-centric retailer leveraging Shop Your Way and Integrated Retail, which we believe will position us for enhanced growth and profitability to create long-term shareholder value. The investments we made throughout 2013 are enabling us to learn more about how our members want to shop so that we can develop deeper relationships with them and provide them with access to the widest possible assortment of products and services. Looking ahead, we intend to continue to enhance our financial flexibility to support and drive our transformation. While transformations of this size are challenging, we believe that the changes we are making through Shop Your Way and Integrated Retail will benefit us in the changing retail landscape.
Our transformation is guided by these five key pillars:
•Create lasting relationships with members by empowering them to manage their lives
•Attain best in class productivity and efficiency
•Build our brands
•Reinvent the Company continuously through technology and innovation
•Reinforce "The SHC Way" by living our values every day

We seek to achieve the execution of the transformation to drive profitability and position ourselves in the changing environment by the following:
•Leveraging Shop Your Way and Integrated Retail as the foundation of our member-centric business model
•Realignment of our of businesses to become a more focused company
•Enhancing our financial flexibility to support and fund our transformation
•Allowing shareholders to participate in value creation actions
Leveraging Shop Your Way and Integrated Retail
We seek to proactively transform our business to benefit from the changing retail landscape. At the core of our transformation is transitioning to a member-centric integrated retailer leveraging our Shop Your Way platform. Shop Your Way is unique in that it is a program that rewards members, enhances interaction with members and delivers useful information to our Company. As a result, we are able to be more strategic in how we invest in capabilities to enable our members to access the widest possible assortment of products and services.
Realignment Of Our Businesses
We are accelerating our pace of change to position ourselves in the changing environment. We are proactively learning more each day about how our members want to shop and what resonates with them. We are utilizing this feedback as we continue our transition and invest in two primary areas: Our member-based platform Shop Your Way and Integrated Retail. These two key elements represent a different way of doing business at Sears Holdings and are the foundations of our other programs and initiatives. Within these two key areas, we are making substantial investments in engaging members with personalized, relevant content, offering more capabilities to our members, continually enhancing member engagement, and building out our platform technology. To enable this change, we have been strategically realigning our portfolio of businesses to focus on our core strengths, simplify Sears Holdings and become a more focused company that is more efficient to manage and easier to understand - all while seeking to enable us to better optimize our allocation of capital and attract the best talent.
We are investing in capabilities that are intended to enable our members to access the widest possible assortment of products and services. In addition, we are using data and analytics on member trends to make targeted offers and decisions delivered in real-time. We are expanding our reach through Sears Marketplace, our innovative community that allows third-party merchants to advertise or sell their products on the Sears Holdings’ family of websites, where we now offer over 100 million items, and multiple delivery options. We are also developing digital and social relationships with our members as we aspire to do more than simply transact. We are working to build valued, trusted relationships with our members by providing differentiated products and services that will be difficult for others to replicate.
Enhancing Our Financial Flexibility
As we previously stated, we are reconfiguring our asset base as we accelerate our transformation. In 2012, we separated our Sears Hometown and Outlet Stores business through a rights offering transaction. We consider this transaction to be successful as it:

•	generated approximately $450 million of gross proceeds for Sears Holdings;

•	did not reduce our overall scale, as our products and services are sold through their locations; and

•	allowed existing shareholders the right to participate in value creation generated by Sears Hometown and Outlet Stores.
We recently announced that we intend to separate Lands' End and are exploring strategic alternatives for our Sears Auto Centers business. We believe that these strategic actions are beneficial for a number of reasons:

•	First, Sears Holdings becomes a more focused company that is more efficient to manage and easier to understand;

•
Second, the management of these separated businesses are better able to pursue their own strategic opportunities, optimize their capital structures, attract talent, and allocate capital in a more focused manner;

•	Third, they provide multiple opportunities for our shareholders to participate in the value creation generated by these businesses; and

•	Finally, they potentially enhance Sears Holdings’ and the separated entities’ financial flexibility.
We believe that we can readily generate liquidity from our asset base. In fact, in 2013 we generated $2.0 billion of liquidity consisting of $1.0 billion through real estate transactions in the United States and Canada and another $1.0 billion, as we executed a five-year secured term loan in October 2013. We expect to continue with these types of activities during 2014. We currently anticipate generating about $500 million from an exit dividend in connection with the previously announced separation of Lands' End through a pro rata distribution to our shareholders, with the separation being subject to certain conditions. We currently expect that the combination of (1) the Lands' End transaction, (2) our continuing to work with the board and management of Sears Canada to increase the value of our investment, which has a market value as of March 14, 2014 of about $760 million, and realize significant cash proceeds and (3) our evaluation of opportunities with respect to a potential separation of our Sears Auto Centers when taken together will result in cash proceeds to the Company in excess of $1.0 billion in 2014, which will help fund our transformation and create value.
RESULTS OF OPERATIONS
Fiscal Year
Our fiscal year end is the Saturday closest to January 31 each year. Fiscal years 2013 and 2011 consisted of 52 weeks while fiscal year 2012 consisted of 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal year	Ended	Weeks
2013	February 1, 2014	52
2012	February 2, 2013	53
2011	January 28, 2012	52

Holdings' Consolidated Results
Holdings' consolidated results of operations for 2013, 2012 and 2011 are summarized as follows:

millions, except per share data	2013	2012	2011
REVENUES
Merchandise sales and services	$36,188	$39,854	$41,567
COSTS AND EXPENSES
Cost of sales, buying and occupancy	27,433	29,340	30,966
Gross margin dollars	8,755	10,514	10,601
Gross margin rate	24.2%	26.4%	25.5%
Selling and administrative	9,384	10,660	10,664
Selling and administrative expense as a percentage of revenues	25.9%	26.7%	25.7%
Depreciation and amortization	732	830	853
Impairment charges	233	330	649
Gain on sales of assets	(667)	(468)	(64)
Total costs and expenses	37,115	40,692	43,068
Operating loss	(927)	(838)	(1,501)
Interest expense	(254)	(267)	(289)
Interest and investment income	207	94	41
Other income (loss)	2	1	(2)
Loss from continuing operations before income taxes	(972)	(1,010)	(1,751)
Income tax expense	(144)	(44)	(1,369)
Loss from continuing operations	(1,116)	(1,054)	(3,120)
Loss from discontinued operations, net of tax	—	—	(27)
Net loss	(1,116)	(1,054)	(3,147)
(Income) loss attributable to noncontrolling interests	(249)	124	7
NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(1,365)	$(930)	$(3,140)
Amounts attributable to Holdings’ shareholders:
Loss from continuing operations, net of tax	$(1,365)	$(930)	$(3,113)
Loss from discontinued operations, net of tax	—	—	(27)
Net loss	$(1,365)	$(930)	$(3,140)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Diluted loss per share from continuing operations	$(12.87)	$(8.78)	$(29.15)
Diluted loss per share from discontinued operations	—	—	(0.25)
	$(12.87)	$(8.78)	$(29.40)
Diluted weighted average common shares outstanding	106.1	105.9	106.8

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Domestic comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a benefit of approximately 60 basis points and 30 basis points, respectively, for 2013 and 2012. In addition, domestic comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a positive impact of approximately 10 basis points for 2013 and no impact in 2012.
As previously noted, fiscal 2013 was comprised of the 52-week period ended February 1, 2014, while fiscal 2012 was comprised of the 53-week period ended February 2, 2013. This one week shift had no impact on the domestic comparable store sales results reported herein due to the fact that for purposes of reporting domestic comparable store sales results for 2013, weeks one through 52 for fiscal 2013 have been compared to weeks two through 53 for fiscal year 2012, thereby eliminating the impact of the one week shift. Domestic comparable store sales results for 2012 were calculated based on the 52-week period ended January 26, 2013 as compared to the comparable 52-week period in the prior year.
2013 Compared to 2012
Net Loss Attributable to Holdings' Shareholders
We recorded a net loss attributable to Holdings' shareholders of $1.4 billion ($12.87 loss per diluted share) and $930 million ($8.78 loss per diluted share) for 2013 and 2012, respectively. Our results for 2013 and 2012 were affected by a number of significant items. Our net loss as adjusted for these significant items was $700 million ($6.60 loss per diluted share) for 2013 and $266 million ($2.51 loss per diluted share) for 2012. The increase in net loss for the year reflected a decline in gross margin, which resulted from both a decline in revenues as well as a decline in gross margin rate of 220 basis points, partially offset by a decrease in selling and administrative expenses.
In addition to our net loss from continuing operations determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") measurement as well as Adjusted Earnings per Share ("Adjusted EPS").
Adjusted EBITDA is computed as net loss attributable to Sears Holdings Corporation appearing on the Statements of Operations excluding income (loss) attributable to noncontrolling interests, income tax expense, interest expense, interest and investment income, other income (loss), depreciation and amortization and gain on sales of assets. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results. Adjustments to EBITDA include impairment charges related to fixed assets and intangible assets, pension settlements, closed store and severance charges, domestic pension expense, transaction costs, hurricane losses and the SHO separation. We have adjusted our results for these items to make our statements more comparable and therefore more useful to investors as the items are not representative of our ongoing operations and reflect past investment decisions.

Adjusted EBITDA was determined as follows:

millions	2013	2012	2011
Net loss attributable to SHC per statement of operations	$(1,365)	$(930)	$(3,140)
Income (loss) attributable to noncontrolling interests	249	(124)	(7)
Loss from discontinued operations, net of tax	—	—	27
Income tax expense	144	44	1,369
Interest expense	254	267	289
Interest and investment income	(207)	(94)	(41)
Other (income) loss	(2)	(1)	2
Operating loss	(927)	(838)	(1,501)
Depreciation and amortization	732	830	853
Gain on sales of assets	(667)	(468)	(64)
Before excluded items	(862)	(476)	(712)

Impairment charges	233	330	649
Domestic pension expense	162	165	74
Closed store reserve, severance and other	130	140	254
Pension settlements	—	455	—
Transaction costs	—	12	—
Hurricane losses	—	—	12
Adjusted EBITDA	(337)	626	277

SHO Separation	—	(90)	(81)
Adjusted EBITDA as defined	$(337)	$536	$196
% to revenues	(0.9)%	1.4%	0.5%
Adjusted EBITDA for our segments was as follows:

	2013				2012				2011
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating income (loss) per statement of operations	$(351)	$(940)	$364	$(927)	$5	$(656)	$(187)	$(838)	$(34)	$(1,447)	$(20)	$(1,501)
Depreciation and amortization	129	511	92	732	147	578	105	830	149	601	103	853
Gain on sales of assets	(66)	(63)	(538)	(667)	(37)	(261)	(170)	(468)	(34)	(30)	—	(64)
Before excluded items	(288)	(492)	(82)	(862)	115	(339)	(252)	(476)	81	(876)	83	(712)

Impairment charges	70	150	13	233	10	25	295	330	15	634	—	649
Domestic pension expense	—	162	—	162	—	165	—	165	—	74	—	74
Closed store reserve, severance and other	89	(31)	72	130	76	44	20	140	76	160	18	254
Pension settlements	—	—	—	—	—	452	3	455	—	—	—	—
Transaction costs	—	—	—	—	—	9	3	12	—	—	—	—
Hurricane losses	—	—	—	—	—	—	—	—	—	12	—	12
Adjusted EBITDA	(129)	(211)	3	(337)	201	356	69	626	172	4	101	277

SHO Separation	—	—	—	—	—	(90)	—	(90)	—	(81)	—	(81)
Adjusted EBITDA as defined	$(129)	$(211)	$3	$(337)	$201	$266	$69	$536	$172	$(77)	$101	$196
% to revenues	(1.0)%	(1.1)%	0.1%	(0.9)%	1.4%	1.4%	1.6%	1.4%	1.1%	(0.4)%	2.2%	0.5%

These other significant items included in Adjusted EBITDA are further explained as follows:

•
Impairment charges – Accounting standards require the Company to evaluate the carrying value of fixed assets, goodwill and intangible assets for impairment. As a result of the Company’s analysis, we have recorded impairment charges related to certain fixed asset and goodwill balances.

•
Pension settlements – The Company amended its domestic pension plan and offered a one-time voluntary lump sum payment option in an effort to reduce its long-term pension obligations and ongoing annual pension expense. The pension settlements were funded from existing pension plan assets. In connection with this transaction, the Company incurred a charge to operations as a result of the requirement to expense the unrealized actuarial losses. The charge had no effect on equity because the unrealized actuarial losses are already recognized in accumulated other comprehensive income/(loss). Accordingly, the effect on retained earnings was offset by a corresponding reduction in accumulated other comprehensive loss.

•
Closed store reserve and severance – We are transforming our Company to a less asset-intensive business model. Throughout this transformation, we continue to make choices related to our stores, which could result in sales, closures, lease terminations or a variety of other decisions.

•
Domestic pension expense – Contributions to our pension plans remain a significant use of our cash on an annual basis. Cash contributions to our pension and postretirement plans are separately disclosed on the cash flow statement. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, we have a legacy pension obligation for past service performed by Kmart and Sears associates. The annual pension expense included in our statement of operations related to these legacy domestic pension plans was relatively minimal in years prior to 2009. However, due to the severe decline in the capital markets that occurred in the latter part of 2008, our domestic pension expense was $162 million in 2013, $165 million in 2012 and $74 million in 2011. Pension expense is comprised of interest cost, expected return on plan assets and amortization of experience losses. This adjustment eliminates the entire pension expense from the statement of operations to improve comparability. Pension expense is included in the determination of Net Income. The components of the adjustments to EBITDA related to domestic pension expense were as follows:

millions	2013	2012	2011
Components of net periodic expense:
Interest cost	$219	$291	$313
Expected return on plan assets	(224)	(291)	(302)
Amortization of experience losses	167	165	63
Net periodic expense	$162	$165	$74
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
Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions. Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets

(and in particular interest rates) that are not directly related to the underlying business and that do not have an immediate, corresponding impact on the benefits provided to eligible retirees. For further information on the actuarial assumptions and plan assets referenced above, see Management's Discussion &Analysis - Application of Critical Accounting Policies and Estimates - Defined Benefit Pension Plans, and Note 7 of Notes to Consolidated Financial Statements.

•	SHO separation – The results of the Sears Hometown and Outlet businesses that were included in our results of operations prior to the separation.

The following tables set forth results of operations on a GAAP and "As Adjusted" basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Consolidated Statements of Operations during the years 2013, 2012 and 2011.

	Year Ended February 1, 2014
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve, Store Impairments, Severance and Other	Gain on Sales of Assets	Gain on Sale of Canadian Joint Venture	Tax Matters	As Adjusted
Gross margin impact	$8,755	$—	$57	$—	$—	$—	$8,812
Selling and administrative impact	9,384	(162)	(73)	—	—	—	9,149
Depreciation and amortization impact	732	—	(11)	—	—	—	721
Impairment charges impact	233	—	(233)	—	—	—	—
Gain on sales of assets impact	(667)	—	—	604	—	—	(63)
Operating loss impact	(927)	162	374	(604)	—	—	(995)
Interest and investment income impact	207	—	—	—	(163)	—	44
Income tax expense impact	(144)	(60)	(141)	228	61	507	451
Income attributable to noncontrolling interests impact	(249)	—	(42)	263	80	—	52
After tax and noncontrolling interests impact	(1,365)	102	191	(113)	(22)	507	(700)
Diluted loss per share impact	$(12.87)	$0.96	$1.80	$(1.06)	$(0.21)	$4.78	$(6.60)

	Year Ended February 2, 2013
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Transaction Costs	Goodwill Impairment	Pension Settlements	Gain on Sale of Canadian Joint Venture	Tax Matters	As Adjusted - Reported	SHO Separation	As Adjusted(1)
Gross margin impact	$10,514	$—	$35	$—	$—	$—	$—	$—	$—	$10,549	$(432)	$10,117
Selling and administrative impact	10,660	(165)	(105)	—	(12)	—	(455)	—	—	9,923	(343)	9,580
Depreciation and amortization impact	830	—	(22)	—	—	—	—	—	—	808	(6)	802
Impairment charges impact	330	—	(35)	—	—	(295)	—	—	—	—	—	—
Gain on sales of assets impact	(468)	—	—	419	—	—	—	—	—	(49)	—	(49)
Operating loss impact	(838)	165	197	(419)	12	295	455	—	—	(133)	(83)	(216)
Interest and investment income impact	94	—	—	—	—	—	—	(25)	—	69	—	69
Income tax expense impact	(44)	(62)	(74)	157	(5)	—	—	9	143	124	33	157
Loss attributable to noncontrolling interests impact	124	—	(7)	8	—	(145)	(1)	12	—	(9)	—	(9)
After tax and noncontrolling interests impact	(930)	103	116	(254)	7	150	454	(4)	143	(215)	(51)	(266)
Diluted loss per share impact	$(8.78)	$0.97	$1.09	$(2.40)	$0.07	$1.42	$4.29	$(0.04)	$1.35	$(2.03)	$(0.48)	$(2.51)
(1) Adjusted to reflect the results of the Sears Hometown and Outlet businesses that were included in our results of operations prior to the separation.

	Year Ended January 28, 2012
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve, Store Impairments and Severance	Mark-to-Market Losses	Gain on Sales of Assets	Hurricane Losses	Goodwill Impairment	Tax Matters	Discontinued Operations	As Adjusted - Reported	SHO Separation	As Adjusted(1)
Gross margin impact	$10,601	$—	$130	$—	$—	$—	$—	—	$—	$10,731	$(524)	$10,207
Selling and administrative impact	10,664	(74)	(124)	—	—	(12)	—	—	—	10,454	(459)	9,995
Depreciation and amortization impact	853	—	(8)	—	—	—	—	—	—	845	(10)	835
Impairment charges impact	649	—	(98)	—	—	—	(551)	—	—	—	—	—
Gain on sales of assets impact	(64)	—	—	—	33	—	—	—	—	(31)	—	(31)
Operating loss impact	(1,501)	74	360	—	(33)	12	551	—	—	(537)	(55)	(592)
Other loss impact	(2)	—	—	6	—	—	—	—	—	4	—	4
Income tax expense impact	(1,369)	(28)	(134)	(2)	13	(5)	—	1,819	—	294	22	316
Loss from discontinued operations, net of tax impact	(27)	—	—	—	—	—	—	—	27	—	—	—
Loss attributable to noncontrolling interest impact	7	—	(1)	(1)	—	—	—	—	—	5	—	5
After tax and noncontrolling interest impact	(3,140)	46	225	3	(20)	7	551	1,819	27	(482)	(33)	(515)
Diluted loss per share impact	$(29.40)	$0.43	$2.10	$0.03	$(0.19)	$0.07	$5.16	$17.03	$0.25	$(4.52)	$(0.31)	$(4.83)
(1) Adjusted to reflect the results of the Sears Hometown and Outlet businesses that were included in our results of operations prior to the separation.
We also believe that our use of Adjusted EPS provides an appropriate measure for investors to use in assessing our performance across periods, given that this measure provides an adjustment for certain significant items which may vary significantly from period to period, improving the comparability of year-to-year results and is therefore representative of our ongoing performance. Therefore, we have adjusted our results for them to make our statements more useful and comparable. However, we do not, and do not recommend that you, solely use Adjusted EPS to assess our financial and earnings performance. We also use, and recommend that you use, diluted earnings per share in addition to Adjusted EPS in assessing our earnings performance.

In addition to the significant items included in the Adjusted EBITDA calculation, Adjusted EPS includes the following other significant items which, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, and affects comparability of results.

•
Gains on sales of assets - We have recorded significant gains on sales of assets which were primarily attributable to several real estate transactions. Management considers these gains on sale of assets to result from investing decisions rather than ongoing operations.

•
Tax Matters - In 2011, and again in 2013, we recorded a non-cash charge to establish a valuation allowance against substantially all of our domestic deferred tax assets. Accounting rules generally require that a valuation reserve be established when income has not been generated over a three-year cumulative period to support the deferred tax asset. While an accounting loss was recorded, we believe no economic loss has occurred as these net operating losses and tax benefits remain available to reduce future taxes as income is generated in subsequent periods. As this valuation allowance has a significant impact on the effective tax rate, we have adjusted our results to reflect a standard effective tax rate for the Company beginning in fiscal 2011 when the valuation allowance was first established.

Revenues and Comparable Store Sales
Revenues decreased $3.7 billion, or 9.2%, to $36.2 billion in 2013, as compared to revenues of $39.9 billion in 2012. The revenue decrease was primarily due to the effect of having fewer Kmart and Sears Full-line stores in operation, which accounted for approximately $1.1 billion of the decline, as well as lower domestic comparable store sales, which accounted for approximately $1.0 billion of the decline. Revenues for the year were also impacted by approximately $490 million attributable to the separation of SHO, which occurred in the third quarter of 2012. The prior year first nine months, which included the separation of SHO, included revenues of approximately $1.7 billion related to SHO merchandise sales to its customers, as well as $70 million for merchandise sold to SHO for resale which occurred after the separation. The first nine months of 2013, included revenues from SHO of approximately $1.3 billion, primarily related to merchandise sold to SHO for resale. Fiscal 2012 also benefited from approximately $500 million of revenue attributable to the 53rd week. Sears Canada had a 2.7% decline in comparable store sales during 2013, which accounted for approximately $85 million of the decline. In addition, Sears Canada revenues experienced declines in 2013 of approximately $150 million as a result of a new licensing arrangement related to the Sears Home Improvements Product Services ("SHIPS"), and approximately $70 million due to the closure of four Full-line stores in Sears Canada that occurred in 2012. Finally, Sears Canada revenues in 2013 included a decrease of $157 million due to foreign currency exchange rates.
Domestic comparable store sales declined 3.8%, comprised of decreases of 3.6% at Kmart and 4.1% at Sears Domestic. The decline at Kmart reflects declines in a majority of categories, most notably grocery & household, consumer electronics, drugstore and toys. The decline at Sears Domestic reflects decreases in most categories including the home appliances, consumer electronics, tools and lawn & garden categories, as well as declines at Sears Auto Centers, partially offset by increases in the home and footwear categories.
Gross Margin
Gross margin declined $1.8 billion to $8.8 billion in 2013 from $10.5 billion in 2012 due to the above noted decline in revenues, as well as a decline in gross margin rate. Gross margin included expenses of $57 million and $35 million in 2013 and 2012, respectively, related to store closings, while 2012 also included gross margin of $432 million from SHO. Excluding these items, gross margin decreased $1.3 billion. In addition, Sears Canada's gross margin for 2013 included a decrease of $42 million related to the impact of foreign currency exchange rates.
The gross margin rate for both Kmart and Sears Domestic for the year were impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. As compared to the prior year, Kmart's gross margin rate for 2013 declined 170 basis points, with decreases experienced in a majority of categories, particularly apparel and grocery & household. Sears Domestic's gross margin rate declined 260 basis points in 2013 due to selling merchandise to SHO at cost pursuant to the terms of the separation as expected and previously disclosed, which accounted for approximately 120 basis points of the decline. Sears Domestic experienced margin decreases in the home appliances and apparel categories. Sears Canada's gross margin rate declined 190 basis points in 2013 due to an increase in inventory reserve requirements.

Selling and Administrative Expenses
Selling and administrative expenses decreased $1.3 billion to $9.4 billion in 2013 from $10.7 billion in 2012 and included expenses related to pension plans, store closings and severance of $235 million and $725 million in 2013 and 2012, respectively. The prior year also included selling and administrative expense of $343 million related to SHO and $12 million of transaction costs associated with strategic initiatives. Excluding these items, selling and administrative expenses declined $431 million primarily due to a decrease in payroll expense. Selling and administrative expenses at Sears Canada for 2013 included a decrease of $45 million related to the impact of foreign currency exchange rates.
Selling and administrative expenses as a percentage of revenues ("selling and administrative expense rate") were 25.9% and 26.7% for 2013 and 2012, respectively, and decreased primarily as the decrease in overall selling and administrative expenses were partially offset by lower expense leverage due to the above noted decline in revenues.
Depreciation and Amortization
Depreciation and amortization expense decreased by $98 million during 2013 to $732 million and included charges of $11 million and $22 million in 2013 and 2012, respectively, taken in connection with store closings. The prior year also included depreciation and amortization expense of $6 million related to SHO. The decrease in 2013 is primarily due to having fewer assets available for depreciation.
Impairment Charges
We recorded impairment charges of $233 million and $35 million in 2013 and 2012, respectively, related to the impairment of long-lived assets. During 2012, we also recorded impairment charges of $295 million related to the impairment of goodwill. Impairment charges recorded in both years are described further in Notes 12 and 13 in Notes to Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets of $667 million in 2013 and $468 million in 2012, which were primarily attributable to several real estate transactions.
The gain on sales of assets in 2013 included a gain of $180 million recognized on the amendment and early termination of the leases on two properties operated by Sears Canada, for which Sears Canada received $184 million ($191 million Canadian) in cash proceeds. We also recorded a gain on sales of assets of $357 million in 2013 recognized on the surrender and early termination of the leases of five properties operated by Sears Canada, for which Sears Canada received $381 million ($400 million Canadian) in cash proceeds. Finally, gain on sales of assets in 2013 also included a gain of $67 million related to the sale of a store previously operated under The Great Indoors format, two Sears Full-line stores and two Kmart stores for which the Company received $98 million in cash proceeds.
The gain on sales of assets in 2012 included a gain of $223 million recognized on the sale of eleven (six owned and five leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds, and a gain of $163 million recognized on the surrender and early termination of the leases on three properties operated by Sears Canada, under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $171 million ($170 million Canadian) in cash proceeds. Gain on sales of assets recorded in 2012 also included a gain of $33 million related to the sale of a store operated under The Great Indoors format, one Sears Full-line store and one Kmart store.
Operating Loss
We recorded an operating loss of $927 million and $838 million in 2013 and 2012, respectively. Operating loss for 2013 included non-cash charges related to domestic pension plans, store closings, store impairments and severance, as well as the gains on sales of assets which aggregated to operating income of $68 million. Operating loss for 2012 included non-cash charges related to pension settlements and the impairment of Sears Canada goodwill balances, expenses related to domestic pension plans, store closings, store impairments, severance and transaction costs, as well as the gains on sales of assets and operating income from SHO, which all aggregated to an operating loss of $622 million. Excluding these items, operating loss increased $779 million in 2013 compared to 2012 primarily due to the above noted declines in revenues and gross margin rate, which were partially offset by a decline in selling and administrative expenses.
Interest Expense
We incurred $254 million and $267 million in interest expense during 2013 and 2012, respectively. The decrease is due to a lower average interest rate on outstanding borrowings in 2013.
Interest and Investment Income
We recorded interest and investment income of $207 million and $94 million during 2013 and 2012, respectively. During 2013, investment income included a gain of $163 million related to the sale of 50% joint venture interests in eight properties Sears Canada owned with The Westcliff Group of Companies, for which Sears Canada received $270 million ($297 million Canadian) in cash proceeds.
Income Taxes
Our effective tax rate for 2013 was 14.8% compared to 4.4% in 2012. Our tax rate in 2013 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. The 2013 rate was impacted unfavorably by an additional valuation allowance on state separate entity deferred tax assets and favorably for the lower tax on the Sears Canada gain on sales of assets, federal and state tax audit settlements and statute expirations. In addition, the 2013 rate included a partial tax benefit on the loss from continuing operations, which was exactly offset by income tax expense on other comprehensive income.
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
Revenues and Comparable Store Sales
Revenues decreased $1.7 billion, or 4.1%, to $39.9 billion, as compared to revenues of $41.6 billion in 2011. The decline in revenue was primarily the result of having fewer Kmart and Sears Full-line stores in operation, which accounted for approximately $930 million of the decline, a decrease in domestic comparable store sales of 2.5%, which accounted for approximately $740 million of the decline, and the separation of the Sears Hometown and Outlet businesses, partially offset by the inclusion of an additional week of revenues in 2012. The Company recorded approximately $500 million of revenues during the 53rd week of 2012. The separation of the Sears Hometown and Outlet businesses resulted in a net decrease in revenues of approximately $100 million. Additionally, Sears Canada had a 5.6% decline in comparable store sales, which accounted for approximately $185 million of the decline, and revenues for the year included a decrease of $37 million due to changes in foreign currency exchange rates.
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
Sears Domestic's gross margin rate improved 120 basis points in 2012 primarily due to improved margins in the apparel, home appliance and footwear categories, which were partially offset by declines in the consumer electronics category and the Lands' End customer direct business. Kmart’s gross margin rate improved 70 basis points in 2012 due to the improvement in the apparel, pharmacy and toys categories, which were partially offset by a decline in the consumer electronics category. Sears Canada’s gross margin rate decreased 10 basis points in 2012 due to declines in the fitness and recreation, children's wear, jewelry, accessories and luggage and footwear categories.

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
Selling and administrative expense rate was 26.7% and 25.7% for 2012 and 2011, respectively, and increased primarily as a result of the above noted charges.
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
Gain on Sales of Assets
We recorded total gains on sales of assets of $468 million in 2012 and $64 million in 2011, which were primarily attributable to several real estate transactions. The gain on sale of assets in 2012 included a gain of $223 million recognized on the sale of eleven (six owned and five leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds, and a gain of $163 million recognized on the surrender and early termination of the leases on three properties operated by Sears Canada, under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $171 million ($170 million Canadian) in cash proceeds. Gain on sales of assets recorded in 2012 also included a gain of $33 million related to the sale of a store operated under The Great Indoors format, one Sears Full-line store and one Kmart store. During 2011, the gain on sales of assets included a gain of $21 million recognized on the sale of two stores operated under The Great Indoors format and $12 million recognized on the sale of a store operated under the Kmart format.
Operating Loss
We recorded an operating loss of $838 million and $1.5 billion in 2012 and 2011, respectively. Operating loss for 2012 included non-cash charges related to pension settlements and the impairment of Sears Canada goodwill balances, expenses related to domestic pension plans, store closings and store impairments and severance and transaction costs, as well as the gains on sales of assets which aggregated to an operating loss of $705 million. Operating loss for 2011 included a non-cash charge of $551 million related to goodwill balances of certain reporting units, expenses related to domestic pension plans, store closings, severance and hurricane losses and a net gain on the sales of assets which aggregated to an operating loss of $964 million. Excluding these items, operating loss improved $404 million primarily due to the improvement in gross margin rate and a decrease in selling and administrative expenses, which were partially offset by a decline in gross margin dollars, given lower sales.
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
Business Segment Results
Kmart
Kmart results and key statistics were as follows:

millions, except number of stores	2013	2012	2011
Merchandise sales and services	$13,194	$14,567	$15,285
Comparable store sales %	(3.6)%	(3.7)%	(1.4)%
Cost of sales, buying and occupancy	10,329	11,158	11,818
Gross margin dollars	2,865	3,409	3,467
Gross margin rate	21.7%	23.4%	22.7%
Selling and administrative	3,083	3,284	3,371
Selling and administrative expense as a percentage of revenues	23.4%	22.5%	22.1%
Depreciation and amortization	129	147	149
Impairment charges	70	10	15
Gain on sales of assets	(66)	(37)	(34)
Total costs and expenses	13,545	14,562	15,319
Operating income (loss)	$(351)	$5	$(34)
Adjusted EBITDA	$(129)	$201	$172
Total Kmart stores	1,152	1,221	1,305

2013 Compared to 2012
Revenues and Comparable Store Sales
Kmart’s revenues decreased by $1.4 billion to $13.2 billion in 2013 due to the effect of having fewer stores in operation in 2013, which accounted for approximately $625 million of the decline. Revenues were also impacted by a decrease in comparable store sales of 3.6%, which accounted for approximately $525 million of the decline. In addition, the prior year benefited from the inclusion of approximately $190 million of revenues recorded in the 53rd week.
The decline in comparable store sales of 3.6% reflects declines in a majority of categories, most notably grocery & household, consumer electronics, drugstore and toys.
Gross Margin
Kmart generated $2.9 billion in gross margin in 2013 and $3.4 billion in 2012. The decrease in Kmart’s gross margin is due to the above noted decrease in sales, as well as a decline in gross margin rate. Gross margin included $45 million and $21 million for markdowns recorded in connection with store closings during 2013 and 2012, respectively. Excluding these items, gross margin decreased $520 million.
Kmart's gross margin rate declined 170 basis points to 21.7% in 2013 from 23.4% in 2012, and was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way Points. The gross margin rate reflects decreases experienced in a majority of categories, particularly apparel and grocery & household.
Selling and Administrative Expenses
Kmart’s selling and administrative expenses decreased $201 million in 2013. The decrease primarily reflects decreases in payroll expense. Selling and administrative expenses for 2013 and 2012 were impacted by expenses of $44 million and $55 million, respectively, related to store closings and severance.
Kmart’s selling and administrative expense rate was 23.4% in 2013 and 22.5% in 2012 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased $18 million in 2013 to $129 million and included charges of $9 million in both 2013 and 2012, respectively, taken in connection with store closings. The decrease is primarily due to having fewer assets to depreciate.
Impairment charges
Kmart recorded impairment charges of $70 million and $10 million in 2013 and 2012, respectively, related to impairment of long-lived assets. Impairment charges recorded during 2013 and 2012 are further described in Note 13 of Notes to Consolidated Financial Statements.
Gain on Sales of Assets
Kmart recorded total gains on sales of assets of $66 million and $37 million in 2013 and 2012, respectively. The gain on sales of assets in 2013 included gains of $24 million related to the sale of two stores for which the Company received $24 million in cash proceeds. The gains on sales of assets in 2012 included a gain of $11 million recognized on the sale of one store.

Operating Income (Loss)
Kmart recorded an operating loss of $351 million in 2013 as compared to operating income of $5 million in 2012. Operating loss in 2013 included expenses related to store closings, store impairments and severance, as well as gains on the sales of assets which aggregated to an operating loss of $144 million. Operating income in 2012 also included expenses related to store closings, store impairments and severance, as well as gains on sales of assets which aggregated to an operating loss of $84 million. Excluding these items, Kmart would have reported an operating loss of $207 million in 2013 as compared to operating income of $89 million in 2012. This decline in operating performance was primarily the result of the above noted declines in sales and gross margin, partially offset by a decrease in selling and administrative expenses.
2012 Compared to 2011
Revenues and Comparable Store Sales
Kmart’s revenues decreased by $718 million to $14.6 billion as comparable store sales decreased 3.7% in 2012, which accounted for approximately $540 million of the decline. The decrease in revenue was also due to the impact of Kmart having fewer stores in operation during 2012, which accounted for approximately $400 million of the decline. These declines were partially offset by the inclusion of approximately $190 million of revenues recorded in the 53rd week of 2012.
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

Sears Domestic
Sears Domestic results and key statistics were as follows:

millions, except number of stores	2013	2012	2011
Merchandise sales and services	$19,198	$20,977	$21,649
Comparable store sales %	(4.1)%	(1.4)%	(3.0)%
Cost of sales, buying and occupancy	14,324	15,107	15,849
Gross margin dollars	4,874	5,870	5,800
Gross margin rate	25.4%	28.0%	26.8%
Selling and administrative	5,216	6,184	6,042
Selling and administrative expense as a percentage of revenues	27.2%	29.5%	27.9%
Depreciation and amortization	511	578	601
Impairment charges	150	25	634
Gain on sales of assets	(63)	(261)	(30)
Total costs and expenses	20,138	21,633	23,096
Operating loss	$(940)	$(656)	$(1,447)
Adjusted EBITDA	$(211)	$356	$4
SHO separation	—	(90)	(81)
Adjusted EBITDA as defined(1)	$(211)	$266	$(77)
Number of:
Full-line stores(2)	778	798	867
Specialty stores(3)	50	54	1,338
Total Domestic Sears Stores	828	852	2,205
__________________
(1) Adjusted to reflect the results of the Sears Hometown and Outlet businesses that were included in our results of operations prior to the separation.

(2)
2013 included 768 Full-line stores and 10 Sears Essentials/Grand stores; 2012 included 788 Full-line stores and 10 Sears Essentials/Grand stores; 2011 included 834 Full-line stores and 33 Sears Essentials/Grand stores

(3)	2011 included 1,273 stores of Sears Hometown and Outlet Stores, Inc.
2013 Compared to 2012
Revenues and Comparable Store Sales
Sears Domestic’s revenues decreased by $1.8 billion to $19.2 billion in 2013. The decline in revenue was due to lower comparable store sales, which accounted for approximately $515 million of the decline, and the effect of having fewer stores in operation, which accounted for approximately $470 million of the decline. Revenues for the year were also impacted by approximately $490 million attributable to the separation of SHO, which occurred in the third quarter of 2012. The prior year first nine months, which included the separation of SHO, included revenues of approximately $1.7 billion related to SHO merchandise sales to its customers, as well as $70 million for merchandise sold to SHO for resale which occurred after the separation. The first nine months of 2013, included revenues from SHO of approximately $1.3 billion, primarily related to merchandise sold to SHO for resale. Fiscal 2012 also benefited from $275 million of revenue attributable to the 53rd week.
Sears Domestic comparable store sales declined 4.1%, which reflects decreases in most categories including the home appliances, consumer electronics, tools and lawn & garden categories, as well as declines at Sears Auto Centers, partially offset by increases in the home and footwear categories.

Gross Margin
Sears Domestic generated gross margin dollars of $4.9 billion and $5.9 billion in 2013 and 2012, respectively. Gross margin for 2013 and 2012 included charges related to store closures of $11 million and $14 million, respectively. The prior year also included gross margin of $432 million from SHO. Excluding these items, gross margin decreased $567 million.
Sears Domestic’s gross margin rate was 25.4% in 2013 and 28.0% in 2012. The decrease of 260 basis points in 2013 was due to selling merchandise to SHO at cost pursuant to the terms of the separation as expected and previously disclosed, which accounted for approximately 120 basis points of the decline. Gross margin rate was also impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way Points. Sears Domestic experienced margin decreases in the home appliances and apparel categories.
Selling and Administrative Expenses
Sears Domestic’s selling and administrative expenses decreased $968 million in 2013 as compared to 2012. Selling and administrative expenses were impacted by expenses related to domestic pension plans, store closings and severance of $120 million and $647 million in 2013 and 2012, respectively. The prior year also included expenses of $343 million related to SHO and $9 million of transactions costs associated with strategic initiatives. Excluding these items, selling and administrative expenses decreased by $89 million primarily due to a decline in payroll expenses.
Sears Domestic’s selling and administrative expense rate was 27.2% in 2013 and 29.5% in 2012 and decreased as a result of the above noted significant items.
Depreciation and Amortization
Depreciation and amortization expense decreased $67 million in 2013 to $511 million and included charges of $2 million and $13 million in 2013 and 2012, respectively, taken in connection with store closings. The decrease is primarily attributable to having fewer assets available for depreciation.
Impairment Charges
Sears Domestic recorded impairment charges of $150 million and $25 million in 2013 and 2012, respectively, related to the impairment of long-lived assets. Impairment charges recorded in both years are described further in Notes 12 and 13 in Notes to Consolidated Financial Statements.
Gain on Sales of Assets
Sears Domestic recorded total gains on sales of assets of $63 million in 2013 and $261 million in 2012 which were primarily attributable to several real estate transactions. The gain on sales of assets in 2013 included a gain of $43 million related to the sale of a store previously operated under The Great Indoors format and two Sears Full-line stores for which the Company received $74 million in proceeds. The gain on sales of assets in 2012 included a gain of $223 million recognized on the sale of eleven (six owned and five leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds. Gain on sales of assets recorded in 2012 also included a gain of $22 million related to the sale of a store operated under The Great Indoors format and one Sears Full-line store.
Operating Loss
Sears Domestic reported an operating loss of $940 million in 2013 compared to $656 million in 2012. Sears Domestic’s operating loss in 2013 included expenses related to domestic pension plans, store closings, store impairments and severance, as well as gains on the sales of assets which aggregated to an operating loss of $240 million. Operating loss in 2012 included expenses related to domestic pension plans, store closings, store impairments, severance and transaction costs, as well as gains on the sales of assets and operating income from SHO which aggregated to an operating loss $380 million. Excluding these items, Sears Domestic would have reported an operating loss of $700 million and $276 million in 2013 and 2012 respectively. The increase in operating loss in

2013 was driven by the above noted decline in sales and gross margin, partially offset by a decrease in selling and administrative expenses.

2012 Compared to 2011
Revenues and Comparable Store Sales
Sears Domestic’s revenues decreased by $672 million as comparable store sales decreased 1.4%, which accounted for approximately $200 million of the decline. The decline in revenue is mainly due to the impact of having fewer Sears Full-line stores in operation, which accounted for approximately $530 million, the decline in comparable store sales and the separation of the Sears Hometown and Outlet businesses, partially offset by the inclusion of approximately $275 million of revenues recorded in the 53rd week of 2012. The separation of the Sears Hometown and Outlet businesses resulted in a net decrease in revenues of approximately $100 million.
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
Sears Domestic’s selling and administrative expense rate was 29.5% in 2012 and 27.9% in 2011 and increased as a result of the above noted increase in significant items.
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
Sears Canada
Sears Canada, a consolidated, 51%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. Sears Canada results and key statistics were as follows:

millions, except number of stores	2013	2012	2011
Merchandise sales and services	$3,796	$4,310	$4,633
Comparable store sales %	(2.7)%	(5.6)%	(7.7)%
Cost of sales, buying and occupancy	2,780	3,075	3,299
Gross margin dollars	1,016	1,235	1,334
Gross margin rate	26.8%	28.7%	28.8%
Selling and administrative	1,085	1,192	1,251
Selling and administrative expense as a percentage of revenues	28.6%	27.7%	27.0%
Depreciation and amortization	92	105	103
Impairment charges	13	295	—
Gain on sales of assets	(538)	(170)	—
Total costs and expenses	3,432	4,497	4,653
Operating income (loss)	$364	$(187)	$(20)
Adjusted EBITDA	$3	$69	$101
Number of:
Full-line stores	118	118	122
Specialty stores	331	357	378
Total Sears Canada Stores	449	475	500

2013 Compared to 2012
Revenues and Comparable Store Sales
Sears Canada’s revenues decreased $514 million for 2013 as compared to the same period last year and included a $157 million decrease due to the impact of exchange rates during the year. On a Canadian dollar basis, revenues decreased by $357 million. Revenues primarily decreased as a result of a new licensing arrangement related to the SHIPS business, which accounted for approximately $150 million of the decline. Revenues also decreased as a result of lower comparable store sales, which accounted for approximately $85 million of the decline, and the closure of four Full-line stores, which accounted for approximately $70 million of the decline. Comparable store sales declined 2.7%, which was primarily driven by declines in home furnishings, fitness, home decor, electronics, home appliances and apparel and accessories. Fiscal 2012 also benefited from revenues of approximately $35 million due to the 53rd week.
Gross Margin
Gross margin dollars decreased $219 million in 2013 to $1.0 billion and included a $42 million decrease due to the impact of exchange rates. Gross margin decreased $177 million on a Canadian dollar basis, and included charges of $1 million for markdowns recorded in connection with store closings announced during 2013. Sears Canada’s gross margin rate decreased 190 basis points to 26.8%, in 2013 from 28.7% in 2012, due to an increase in inventory reserve requirements.
Selling and Administrative Expenses
For 2013, Sears Canada’s selling and administrative expenses decreased $107 million, and included a decrease of $45 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $62 million primarily due to decreases in advertising and payroll expenses. Selling and administrative expenses for 2013 included expenses of $71 million related to store closings and severance. Selling and administrative expenses for 2012 included expenses of $20 million related to store closings and severance, $3 million related to pension settlements and $3 million of transaction costs associated with strategic initiatives.
Sears Canada’s selling and administrative expense rate was 28.6% in 2013 and 27.7% in 2012 and increased primarily due to decreased leverage as a result of the above noted decline in revenues.
Impairment Charges
We recorded impairment charges of $13 million in 2013 related to long-lived assets and $295 million in 2012 related to goodwill. Impairment charges recorded are further described in Notes12 and 13 of Notes to Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets of $538 million in 2013 and $170 million in 2012. During 2013, we recorded gains on sales of assets of $357 million recognized on the surrender and early termination of the leases of five properties operated by Sears Canada, for which Sears Canada received $381 million ($400 million Canadian) in cash proceeds, and $180 million recognized on the amendment and early termination of the leases on two properties operated by Sears Canada for which Sears Canada received $184 million ($191 million Canadian) in cash proceeds.
During 2012, we recorded a gain of $163 million recognized on the surrender and early termination of the leases on three properties under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $171 million ($170 million Canadian) in cash proceeds.

Operating Income (Loss)
Sears Canada recorded operating income of $364 million and an operating loss of $187 million in 2013 and 2012, respectively. Operating income in 2013 included expenses related to store closings, severance and impairment charges, as well as gains on sales of assets which aggregated to operating income of $452 million. Operating loss in 2012 included expenses related to store closings, severance and pension settlements, transaction costs associated with strategic initiatives and goodwill impairment charges, as well as a gain on sales of assets which aggregated to an operating loss of $158 million. Excluding these items, Sears Canada would have recorded an operating loss of $88 million in 2013 compared to an operating loss of $29 million in 2012. Operating loss increased in 2013 due to the decline in margin, partially offset by a decline in selling and administrative expenses.
2012 Compared to 2011
Revenues and Comparable Store Sales
Sears Canada’s revenues decreased $323 million for 2012 as compared to the same period last year and included a $37 million decrease due to the impact of exchange rates during the year. On a Canadian dollar basis, revenues decreased by $286 million predominately due to a 5.6%, or approximately $185 million, decrease in comparable store sales primarily due to sales decreases in the tools, lawn and garden, electronics, bed and bath, women's apparel and menswear categories, partially offset by an increase in major appliances. These declines were partially offset by the inclusion of approximately $35 million of revenues recorded in the 53rd week of 2012.
Gross Margin
Gross margin dollars decreased $99 million in 2012 to $1.2 billion and included an $11 million decrease due to the impact of exchange rates. Gross margin decreased $88 million on a Canadian dollar basis. Sears Canada’s gross margin rate decreased 10 basis points to 28.7%, in 2012 from 28.8% in 2011, due to decreases in the fitness and recreation, children's wear, jewelry, accessories and luggage and footwear categories.
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
Impairment Charges
We recorded impairment charges of $295 million in 2012 related to goodwill. We did not record any such impairments in 2011. Impairment charges recorded are further described in Note 12 of Notes to Consolidated Financial Statements.
Gain on Sales of Assets
We recorded a total gain on sales of assets of $170 million in 2012 which included a gain of $163 million recognized on the surrender and early termination of the leases on three properties under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $171 million ($170 million Canadian) in cash proceeds.

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
ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of February 1, 2014 and February 2, 2013 are detailed in the following table.

millions	February 1, 2014	February 2, 2013
Domestic
Cash and equivalents	$428	$227
Cash posted as collateral	18	20
Credit card deposits in transit	131	133
Total domestic cash and cash equivalents	577	380
Sears Canada	451	229
Total cash and cash equivalents	1,028	609
Restricted cash	10	9
Total cash balances	$1,038	$618
We had total cash balances of $1.0 billion at February 1, 2014 and $618 million at February 2, 2013. The increase in cash during 2013 primarily reflects cash proceeds of approximately $1.0 billion from the sales of properties and investments, which were partially offset by operating losses. Significant uses of our cash during 2013 included contributions to our pension and postretirement benefit plans of $426 million, capital expenditures of $329 million, interest of $206 million and taxes of $21 million.
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
Restricted cash consists of cash related to Sears Canada’s balances, which have been pledged as collateral for letters of credit obligations issued under its offshore merchandise purchasing program.
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $97 million and $114 million as of February 1, 2014 and February 2, 2013, respectively.

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
Operating Activities and Cash Flows
The Company used $1.1 billion of cash in its continuing operations during 2013 and $303 million during 2012. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. The increase in cash used in operations in 2013 was driven primarily by increased operating losses.
The Company used $303 million in cash flows in its continuing operations during 2012 and $307 million during 2011 as the decrease in our net loss in 2012 compared to the prior year was offset by increases in contributions to our pension and postretirement benefit plans.
Merchandise inventories were $7.0 billion at February 1, 2014 and $7.6 billion at February 2, 2013. Merchandise payables were $2.5 billion at February 1, 2014 and $2.8 billion at February 2, 2013. Our Domestic inventory balances decreased approximately $355 million from $6.8 billion at February 2, 2013 to $6.4 billion at February 1, 2014 driven by both improved productivity and store closures. Sears Domestic inventory decreased in a majority of categories, with the most notable decreases in the apparel and jewelry categories. Kmart inventory decreased in a majority of categories with the most notable decreases in the consumer electronics, grocery & household, jewelry and toys categories. Sears Canada’s inventory levels decreased approximately $169 million from $791 million at February 2, 2013 to $622 million at February 1, 2014, primarily due to the timing of merchandise receipts and was also impacted by changes in foreign currency exchange rates.
Investing Activities and Cash Flows
We generated net cash flows from investing activities from continuing operations of $664 million in 2013 and $191 million in 2012, compared to net cash flows used in investing activities from continuing operations of $352 million in 2011.
For 2013, net cash flows generated from investing activities included cash proceeds from the sales of properties and investments of $995 million, which were partially offset by cash used for capital expenditures of $329 million. For 2012, net cash flows generated from investing activities included cash proceeds from the sales of properties of $532 million and $37 million from changes in investments and restricted cash, which were partially offset by cash used for capital expenditures of $378 million. Net cash flows used in investing activities from continuing operations in 2011 was primarily used for purchases of property and equipment.
We spent $329 million, $378 million, and $432 million during 2013, 2012 and 2011, respectively, for capital expenditures. Capital expenditures during both 2013 and 2012 primarily included investments in online and mobile shopping capabilities, enhancements to the Shop Your Way platform, information technology infrastructure and store maintenance. Capital expenditures in 2011 included investments in online initiatives, information technology infrastructure, in-home consultative sales technology, and maintenance for stores and distribution centers.
We anticipate 2014 capital expenditure levels to be similar to 2013 levels. It should be noted that in the normal course of business, we consider opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash and cause our capital expenditure levels to vary from period to period. In addition, we review leases that will expire in the short term in order to determine the appropriate action to take with respect to them.
Financing Activities and Cash Flows
During 2013, the Company generated net cash from financing activities from continuing operations of $902 million, primarily due to proceeds from debt issuances of $994 million, as well as an increase in short-term borrowings of $238 million, which were partially offset by Sears Canada dividends paid to noncontrolling interests of $233 million. On October 2, 2013, the Company completed a new senior secured term loan facility of $1.0 billion under the Company's existing Second Amended and Restated Credit agreement. The proceeds from the new term loan facility were used to pay down existing revolver borrowings. During 2013, Sears Canada declared a cash dividend of $5 Canadian per common share, or approximately $509 million Canadian ($476 million U.S.), which was paid on December 6, 2013. Accordingly, the minority shareholders in Sears Canada received dividends of $233 million. For further information, see Note 2 of Notes to Consolidated Financial Statements.
During 2012, the Company reported net cash used in financing activities from continuing operations of $27 million which included gross cash proceeds of $446.5 million as a result of the separation of SHO, which consisted of $346.5 million in cash proceeds received for the sale of SHO common shares and $100 million received through a dividend from SHO prior to the separation. The proceeds received were used to fund repayments on our domestic revolving credit facility. Repayments of long-term debt in 2012 were $335 million in 2012.
During 2011, the Company generated net cash from financing activities from continuing operations of $47 million, which reflects an increase in debt to fund operations, and common share repurchase activity. Repayments of long-term debt were $611 million in 2011, and were offset by an increase of $815 million in total short-term borrowings and proceeds of $104 million from Sears Canada's credit facility,
During 2013 and 2012, we did not repurchase any of our common shares under our share repurchase program. We repurchased $183 million of our common stock pursuant to our common share repurchase program in 2011. The common share repurchase program was initially announced in 2005 and had a total authorization since inception of the program of $6.5 billion. At February 1, 2014, we had approximately $504 million of remaining authorization under the program. The common share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.
Uses and Source of Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment and pension plan contributions. We consider ourselves to be an asset-rich enterprise with substantial liquidity and financial flexibility benefiting from multiple funding resources such as our $3.275 billion domestic revolving credit facility through April 2016, an $800 million Canadian revolving credit facility through September 2015, which is subject to potential reserves. Our $1.24 billion of senior secured notes are due in 2018. In addition, as discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company completed a new senior secured term loan facility $1.0 billion under the Company's existing Second Amended and Restated Credit agreement in the third quarter of 2013. Further, there is approximately $327 million of remaining Sears debt from the Merger. These funding resources and obligations are described in more detail below. In addition, at February 1, 2014, we had cash balances of $1.0 billion and $4.5 billion of inventory, net of payables.
The domestic revolving credit facility and senior secured notes are firmly in place and are supported by an asset base which includes $6.4 billion of domestic inventory, owned and leased real estate assets, market leading proprietary brands such as Kenmore, Craftsman and DieHard, and well-established stand-alone businesses such as Lands' End and Sears Canada. This asset base provides us flexibility as we continue to transform our business.
During 2013, we demonstrated our ability to monetize assets as we redeploy our capital in support of our transformation to a member-centric model leveraging our Integrated Retail and Shop Your Way platforms. More specifically, we generated approximately $2.0 billion of liquidity in 2013 as compared to our previously stated objective of $500 million announced in November 2012, through the following actions:

•	completed a new senior secured term loan facility of $1.0 billion under the Company's existing Second Amended and Restated Credit Agreement;

•	Sears Canada's termination of its leases with respect to five stores for a total consideration of approximately $0.4 billion;

•	Sears Canada's sale of its 50% joint venture interests in eight properties it owned with The Westcliff Group of Companies for consideration of approximately $0.3 billion; and

•	proceeds of approximately $0.3 billion generated for other real estate transactions completed throughout the year.
We believe that we are executing on a clear plan to increase financial flexibility, further de-risk our balance sheet and create shareholder value. We expect to continue with these types of activities during 2014. We currently anticipate generating approximately $500 million from an exit dividend in connection with the previously announced separation of Lands' End through a pro rata distribution to our shareholders, with the separation being subject to certain conditions. We currently expect that the combination of (1) the Lands' End transaction, (2) our continuing to work with the board and management of Sears Canada to increase the value of our investment, which has a market value as of March 14, 2014 of about $760 million, and realize significant cash proceeds and (3) our evaluation of opportunities with respect to a potential separation of our Sears Auto Centers when taken together will result in cash proceeds to the Company in excess of $1.0 billion in 2014, which will help fund our transformation and create value. We also continue to reduce unprofitable stores as leases expire and, in some cases, accelerate closings when circumstances dictate.
Our outstanding borrowings at February 1, 2014 and February 2, 2013 were as follows:

millions	February 1, 2014	February 2, 2013
Short-term borrowings:
Unsecured commercial paper	$9	$345
Secured borrowings	1,323	749
Long-term debt, including current portion:
Notes, term loan and debentures outstanding	2,571	1,593
Capitalized lease obligations	346	433
Total borrowings	$4,249	$3,120
We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets.

millions	2013	2012
Secured borrowings:
Maximum daily amount outstanding during the year	$2,029	$1,862
Average amount outstanding during the year	1,276	972
Amount outstanding at year-end	1,323	749
Weighted average interest rate	2.8%	2.9%

Unsecured commercial paper:
Maximum daily amount outstanding during the year	$384	$377
Average amount outstanding during the year	225	302
Amount outstanding at year-end	9	345
Weighted average interest rate	2.6%	2.2%
Domestic Credit Agreement
During the first quarter of 2011, Sears Roebuck Acceptance Corp. ("SRAC"), Kmart Corporation (together with SRAC, the "Borrowers") and Holdings entered into an amended credit agreement (the “Domestic Credit Agreement”). The Domestic Credit Agreement provides for a $3.275 billion asset-based revolving credit facility (the "Revolving Facility") with a $1.5 billion letter of credit sub-limit. On October 2, 2013, Holdings and the Borrowers entered into a First Amendment (the "Amendment") to the Domestic Credit Agreement with a syndicate of lenders.

Pursuant to the Amendment, the Borrowers borrowed $1.0 billion under a new senior secured term loan facility (the "Term Loan").
Advances under the Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate (“LIBOR”) or a base rate, in either case plus an applicable margin. The Domestic Credit Agreement’s interest rates for LIBOR-based borrowings vary based on leverage in the range of LIBOR plus 2.0% to 2.5%. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%. Commitment fees are in a range of 0.375% to 0.625% based on usage. The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion in second lien notes were outstanding at February 1, 2014, resulting in $760 million of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018. The Revolving Facility is expected to expire in April 2016.
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
At February 1, 2014 and February 2, 2013, we had $1.3 billion and $749 million respectively, of Revolving Facility borrowings and $661 million and $754 million, respectively, of letters of credit outstanding under the Revolving Facility. The increase in Revolving Facility borrowings in 2013 is due to lower commercial paper borrowings and increased domestic cash balances. At February 1, 2014, the amount available to borrow under the Revolving Facility was $549 million, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. At February 2, 2013, the amount available to borrow was $1.4 billion, which reflects the effect of the springing fixed charge coverage ratio covenant, while the borrowing base requirement had no effect on availability. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs. At February 1, 2014, we had $1.0 billion of borrowings under the Term Loan.
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
Sears Canada Credit Agreement
In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on inventory and credit card receivables. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and credit card receivables, subject to certain limitations. At February 1, 2014 and February 2, 2013 we had no borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $336 million ($374 million Canadian) and $503 million ($502 million Canadian), respectively, at February 1, 2014 and February 2, 2013. The current availability may be reduced by reserves currently estimated by the Company to be approximately $177 million, which may be applied by the lenders at their discretion pursuant to the Credit Facility agreement. As a result of judicial developments relating to the priorities of pension liability relative to certain secured obligations, Sears Canada has executed an amendment to the Sears Canada Credit Facility which would provide additional security to lenders, with respect to the Company's unfunded pension liability by pledging certain real estate assets as collateral thereby partially reducing the potential reserve amounts by up to $135 million the lenders could apply. The potential additional reserve amount may increase or decrease in the future based on estimated net pension liabilities.
Debt Repurchase Authorization
In 2005, our Finance Committee of the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of our outstanding indebtedness in open market or privately negotiated transactions. Our wholly owned finance subsidiary, Sears Roebuck Acceptance Corp. (“SRAC”), has repurchased $215 million of its outstanding notes. In 2011, Sears Holdings repurchased $10 million of senior secured notes, recognizing a gain of $2 million. The unused balance of this authorization is $275 million
Unsecured Commercial Paper
We borrow through the commercial paper markets. At February 1, 2014 and February 2, 2013, we had outstanding commercial paper borrowings of $9 million and $345 million, respectively. ESL held none of our commercial paper at February 1, 2014, including any held by Edward S. Lampert. ESL held $285 million of our commercial paper at February 2, 2013, including $169 million held by Edward S. Lampert. See Note 15 of Notes to Consolidated Financial Statements for further discussion of these borrowings.

Debt Ratings
Our corporate family debt ratings at February 1, 2014 appear in the table below:

Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
Caa1	CCC+	CCC
Domestic Pension Plan Funding
Contributions to our pension plans remain a significant use of our cash on an annual basis. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, the Company has a legacy pension obligation for past service performed by Kmart and Sears associates. During 2013, we contributed $361 million to our domestic pension plans. We estimate that the domestic pension contribution will be $487 million in 2014 and approximately $310 million in 2015, though the ultimate amount of pension contributions could be affected by changes in the applicable regulations as well as financial market and investment performance.
In 2012, federal legislation was signed into law which allowed pension plan sponsors to use higher interest rate assumptions in valuing plan liabilities and determining funding obligations. As a result of this legislation, the Company's domestic pension plan was within $203 million of being 80% funded under applicable law. In order to reduce the risks of gross pension obligations, the Company elected to contribute an additional $203 million to its domestic pension plan on September 14, 2012, after which its domestic pension plan was 80% funded under applicable law.
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
Wholly owned Insurance Subsidiary and Intercompany Securities
We have numerous types of insurable risks, including workers' compensation, product and general liability, automobile, warranty, asbestos and environmental claims and the extended service contracts we sell to our customers. In addition, we provide credit insurance to third party creditors of the Company to mitigate their credit risk with the Company. The associated risks are managed through Holdings' wholly owned insurance subsidiary, Sears Reinsurance Company Ltd. ("Sears Re"), a Bermuda Class 3 insurer.
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 125 Full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued to wholly owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the "REMIC Securities") that are secured by the mortgages and collateral assignments of the store leases.

Payments to the holders on the REMIC Securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion (the "KCD Securities") were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to the holders on the KCD Securities are funded by the royalty payments. The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. In the fourth quarter of fiscal 2013, Holdings contributed all of the outstanding capital stock of Sears Re to SRe Holding Corporation, a direct wholly owned subsidiary of Holdings. Sears Re thereafter reduced its excess statutory capital through the distribution of all REMIC Securities held by it to SRe Holding Corporation. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly owned consolidated subsidiaries. At February 1, 2014 and February 2, 2013, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.7 billion at February 1, 2014 and $0.8 billion at February 2, 2013.

Contractual Obligations and Off-Balance Sheet Arrangements
Information concerning our obligations and commitments to make future payments under contracts such as debt and lease agreements, and under contingent commitments, is aggregated in the following tables.

	Total	Payments Due by Period
Contractual Obligations		Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Other
millions
Operating leases	$3,774	$684	$1,104	$672	$1,314	$—
Short-term debt	1,332	1,332	—	—	—	—
Capital lease obligations	479	102	163	83	131	—
Royalty license fees(1)	120	56	50	14	—	—
Purchase obligations	90	22	45	23	—	—
Pension funding obligations	1,621	487	636	495	3	—
Long-term debt including current portion and interest	3,261	95	180	2,393	593	—
Liability and interest related to uncertain tax positions(2)	203	—	—	—	—	203
Total contractual obligations	$10,880	$2,778	$2,178	$3,680	$2,041	$203
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

(2)
At February 1, 2014, our uncertain tax position liability and gross interest payable were $150 million and $53 million, respectively. We are unable to reasonably estimate the timing of liabilities and interest payments arising from uncertain tax positions in individual years due to the uncertainties in the timing of the effective settlement of tax positions.

Other Commercial Commitments
We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding at February 1, 2014:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$683	$16	$—	$699
Commercial letters of credit	13	105	—	118
Secondary lease obligations and performance guarantee	—	—	55	55
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
The Company's actuarial valuations utilize key assumptions including discount rates and expected returns on plan assets. We are required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. The determination of our obligations and expense for pension benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate and expected long-term rate of return on plan assets. To determine the discount rate used in the development of the benefit obligation and net periodic benefit cost, a cash flow matching analysis of the expected future benefit payments is performed. In addition to considering the results that cash flow matching produces, the Company gives consideration to changes in industry benchmark yield curve rates. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, changes in investment strategies, higher or lower withdrawal rates, and longer or shorter life spans of participants.
The actual and expected return on plan assets for 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Actual return on plan assets	10.54%	9.75%	0.11%
Expected return on plan assets	7.00%	7.25%	7.50%
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

For purposes of determining the periodic expense of our defined benefit plan, we use the fair value of plan assets as the market related value. A one-percentage-point change in the assumed discount rate would have the following effects on the pension liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on interest cost component	$28	$(36)
Effect on pension benefit obligation	$(596)	$713
For 2014 and beyond, the domestic weighted-average health care cost trend rates used in measuring the postretirement benefit expense are a 8.0% trend rate in 2014 to an ultimate trend rate of 6.0% in 2018. A one-percentage-point change in the assumed health care cost trend rate would have the following effects on the postretirement liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$17	$(15)
Income Taxes
We account for income taxes according to accounting standards for such taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the book basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If future utilization of deferred tax assets is uncertain, the Company may record a valuation allowance against certain deferred tax assets. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. In evaluating the objective evidence that historical results provide, we consider cumulative operating income (loss) over the past several years. These assumptions require significant judgment about the forecasts of future taxable income. After consideration of evidence regarding the ability to realize our deferred tax assets, we established a valuation allowance against certain deferred income tax assets in 2013, 2012 and 2011. In 2013, the Company increased its valuation allowance by $623 million. Included in this $623 million valuation allowance increase was $138 million for state separate entity deferred tax assets as Kmart Corporation incurred a three-year cumulative loss in 2013. The Company continues to monitor its operating performance and evaluate the likelihood of the future realization of these deferred tax assets.
Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income ("OCI"). An exception is provided in the authoritative accounting guidance when there is income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from pension and other postretirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the year ended February 1, 2014, the Company recorded a tax expense of $97 million in OCI related to the gain on pension and other postretirement benefits, and recorded a corresponding tax benefit of $97 million in continuing operations.

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
Goodwill and Intangible Asset Impairment Assessments
At both February 1, 2014 and February 2, 2013, we had goodwill balances of $379 million and intangible asset balances of $2.9 billion. The Company evaluates the carrying value of goodwill and intangible assets for possible impairment under accounting standards governing goodwill and other intangible assets. The majority of our goodwill and intangible assets relate to Kmart's acquisition of Sears in March 2005. We allocated goodwill, which is defined as the total purchase price less the fair value of all assets and liabilities acquired, to reporting units at the acquisition date. As required by accounting standards, we perform annual goodwill and intangible impairment tests in the fourth quarter and update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
After performing the first step of the process, we determined goodwill recorded at reporting units within the Sears Canada and Sears Domestic segments in 2012 and 2011, respectively, was potentially impaired. The impairment determination was primarily driven by the combination of lower sales and continued margin pressure coupled with expense increases which led to a decline in our operating profit. After performing the second step of the process, we determined that the total amount of goodwill recorded at these reporting units was impaired and recorded charges of $295 million and $551 million in 2012 and 2011, respectively. We did not record any goodwill impairment charges in 2013.
The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units' tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets, and therefore, impact the related impairment charge. At the 2013 annual impairment test date, the conclusion that no indication of goodwill impairment existed for the remaining reporting units would not have changed had the test been conducted assuming: (1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value in determining their estimated fair values and/or (2) a 100 basis point decrease in the estimated sales growth rate and/or terminal period growth rate.
Based on our sensitivity analysis, we do not believe that the remaining recorded goodwill balance is at risk of impairment at any reporting unit at the end of the year because the fair value is in excess of the carrying value and not at risk of failing step one. However, goodwill impairment charges may be recognized in future periods in one or more of the reporting units to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry or in the equity markets, which includes the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for one or more reporting units.
Intangible Asset Impairment Assessments
We review indefinite-lived intangible assets, primarily trade names, for impairment by comparing the carrying amount of each asset to the sum of undiscounted cash flows expected to be generated by the asset. We consider the income approach when testing intangible assets with indefinite lives for impairment on an annual basis. We determined that the income approach, specifically the Relief from Royalty Method, was most appropriate for analyzing our indefinite-lived assets. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The Relief from Royalty Method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a net sales stream and discounting the resulting cash flows to determine a value. We multiplied the selected royalty rate by the forecasted net sales stream to calculate the cost savings (relief from royalty payment) associated with the assets. The cash flows are then discounted to present value by the selected discount rate and compared to the carrying value of the assets. We did not record any intangible asset impairment charges in 2013, 2012 or 2011.
The use of different assumptions, estimates or judgments in our intangible asset impairment testing process, such as the estimated future cash flows of assets and the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of an asset, and therefore, impact the related impairment charge. At the 2013 annual impairment test date, the above-noted conclusion that no indication of intangible asset impairment existed at the test date would have changed had the test been conducted assuming: (1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our assets to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our intangibles), (2) a 100 basis point decrease in the terminal period growth rate without a change in the discount rate of each intangible, or (3) a 10 basis point decrease in the royalty rate applied to the forecasted net sales stream of our assets and would have resulted in a potential impairment of approximately $70 million under any of those scenarios.
Based on our analysis, we do not believe that the indefinite-lived intangible balance is at risk of impairment at the end of the year because the fair values are substantially in excess of the carrying values. However, indefinite-lived intangible impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry, deterioration in our performance or our future projections, or changes in our plans for one or more indefinite-lived intangible asset.
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
As a result of this impairment testing, the Company recorded impairment charges of $220 million, $35 million and $16 million during 2013, 2012 and 2011, respectively. Our impairment testing includes uncertainty because it requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional impairment charges in the future, which could be material to our results of operations.
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
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement our integrated retail strategy to transform our business; our ability to successfully manage our inventory levels; initiatives to improve our liquidity through inventory management and other actions; competitive conditions in the retail and related services industries; worldwide economic conditions and business uncertainty, including the availability of consumer and commercial credit, changes in consumer confidence and spending, the impact of rising fuel prices, and changes in vendor relationships; vendors’ lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; possible limits on our access to our domestic credit facility, which is subject to a borrowing base limitation and a springing fixed charge coverage ratio covenant, capital markets and other financing sources, including additional second lien financings, with respect to which we do not have commitments from lenders; our ability to successfully achieve our plans to generate liquidity through potential transactions or otherwise; potential liabilities in connection with the separation of Lands’ End, Inc.; our extensive reliance on computer systems, including legacy systems, to implement our integrated retail strategy, process transactions, summarize results, maintain customer, member, associate and Company data, and otherwise manage our business, which may be subject to disruptions or security breaches; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our dependence on sources outside the United States for significant amounts of our merchandise; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business and the transfer of significant internal historical knowledge to such parties; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including product liability and qui tam claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing and amount of required pension plan funding.
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
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At February 1, 2014, 55% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at February 1, 2014, which totaled approximately $2.3 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $23 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
Foreign Currency Risk
At February 1, 2014, we had a foreign currency forward contract outstanding, totaling $43 million Canadian notional value and with a remaining life of 0.1 years, designed to hedge our net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contract at February 1, 2014 was $2 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar at February 1, 2014, with all other variables held constant, would have resulted in a fair value of this contract of approximately $1 million at February 1, 2014, a decrease of $1 million. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had no cash collateral posted under our contracts at February 1, 2014.
Sears Canada reduces its foreign exchange risk with respect to U.S. dollar denominated assets and liabilities and purchases of goods or services by entering into foreign exchange forward contracts. At February 1, 2014, these contracts had a notional value of $90 million. The fair value of the forward contracts at February 1, 2014 was approximately $6 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar at February 1, 2014, with all other variables held constant, would have resulted in a fair value for these contracts of approximately $5 million at February 1, 2014, a decrease of $1 million.
Counterparty Credit Risk
We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with investment grade credit ratings or better at February 1, 2014. We had no derivative instruments at February 2, 2013.

Item 8. Financial Statements and Supplementary Data

SEARS HOLDINGS CORPORATION
Consolidated Statements of Operations

millions, except per share data	2013	2012	2011
REVENUES
Merchandise sales and services(1)	$36,188	$39,854	$41,567
COSTS AND EXPENSES
Cost of sales, buying and occupancy	27,433	29,340	30,966
Selling and administrative	9,384	10,660	10,664
Depreciation and amortization	732	830	853
Impairment charges	233	330	649
Gain on sales of assets	(667)	(468)	(64)
Total costs and expenses	37,115	40,692	43,068
Operating loss	(927)	(838)	(1,501)
Interest expense	(254)	(267)	(289)
Interest and investment income	207	94	41
Other income (loss)	2	1	(2)
Loss from continuing operations before income taxes	(972)	(1,010)	(1,751)
Income tax expense	(144)	(44)	(1,369)
Loss from continuing operations	(1,116)	(1,054)	(3,120)
Loss from discontinued operations, net of tax	—	—	(27)
Net loss	(1,116)	(1,054)	(3,147)
(Income) loss attributable to noncontrolling interests	(249)	124	7
NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(1,365)	$(930)	$(3,140)
Amounts attributable to Holdings’ shareholders:
Loss from continuing operations, net of tax	$(1,365)	$(930)	$(3,113)
Loss from discontinued operations, net of tax	—	—	(27)
Net loss	$(1,365)	$(930)	$(3,140)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic:
Continuing operations	$(12.87)	$(8.78)	$(29.15)
Discontinued operations	—	—	(0.25)
	$(12.87)	$(8.78)	$(29.40)
Diluted:
Continuing operations	$(12.87)	$(8.78)	$(29.15)
Discontinued operations	—	—	(0.25)
	$(12.87)	$(8.78)	$(29.40)

Basic weighted average common shares outstanding	106.1	105.9	106.8
Diluted weighted average common shares outstanding	106.1	105.9	106.8

(1)
Includes merchandise sales from Sears Hometown and Outlet Stores, Inc. ("SHO") of $1.5 billion and $437 million in 2013 and 2012, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

millions	2013	2012	2011
Net loss	$(1,116)	$(1,054)	$(3,147)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	422	74	(789)
Deferred gain (loss) on derivatives, net of tax	2	5	(6)
Currency translation adjustments, net of tax	(71)	5	(38)
Total other comprehensive income (loss)	353	84	(833)
Comprehensive loss	(763)	(970)	(3,980)
Comprehensive (income) loss attributable to noncontrolling interests	(260)	124	12
Comprehensive loss attributable to Holdings’ shareholders	$(1,023)	$(846)	$(3,968)

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Balance Sheets

millions	February 1, 2014	February 2, 2013
ASSETS
Current assets
Cash and cash equivalents	$1,028	$609
Restricted cash	10	9
Accounts receivable (1)	553	635
Merchandise inventories	7,034	7,558
Prepaid expenses and other current assets	334	454
Total current assets	8,959	9,265

Property and equipment
Land	1,850	1,875
Buildings and improvements	5,405	6,072
Furniture, fixtures and equipment	2,587	2,950
Capital leases	267	347
Gross property and equipment	10,109	11,244
Less accumulated depreciation and amortization	(4,715)	(5,191)
Total property and equipment, net	5,394	6,053
Goodwill	379	379
Trade names and other intangible assets	2,850	2,881
Other assets	679	762
TOTAL ASSETS	$18,261	$19,340

LIABILITIES
Current liabilities
Short-term borrowings (2)	$1,332	$1,094
Current portion of long-term debt and capitalized lease obligations	83	83
Merchandise payables	2,496	2,761
Other current liabilities	2,527	2,683
Unearned revenues	900	931
Other taxes	460	480
Short-term deferred tax liabilities	387	382
Total current liabilities	8,185	8,414
Long-term debt and capitalized lease obligations (3)	2,834	1,943
Pension and postretirement benefits	1,942	2,730
Other long-term liabilities	2,008	2,126
Long-term deferred tax liabilities	1,109	955
Total Liabilities	16,078	16,168

Commitments and contingencies
EQUITY
Sears Holdings Corporation equity
Preferred stock, 20 shares authorized; no shares outstanding	—	—
Common stock $0.01 par value; 500 shares authorized; 106 and 106 shares outstanding, respectively	1	1
Treasury stock—at cost	(5,963)	(5,970)
Capital in excess of par value	9,298	9,298
Retained earnings (deficit)	(480)	885
Accumulated other comprehensive loss	(1,117)	(1,459)
Total Sears Holdings Corporation equity	1,739	2,755
Noncontrolling interest	444	417
Total Equity	2,183	3,172
TOTAL LIABILITIES AND EQUITY	$18,261	$19,340

(1)	Includes $68 million and $79 million at February 1, 2014 and February 2, 2013, respectively, of net amounts receivable from SHO.

(2)	Includes $285 million of unsecured commercial paper held by ESL and its affiliates at February 2, 2013. ESL and its affiliates held none of our commercial paper at February 1, 2014.

(3)	Includes $95 million of senior secured notes and $3 million of subsidiary notes held by ESL and its affiliates at both February 1, 2014 and February 2, 2013.
See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Cash Flows

millions	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,116)	$(1,054)	$(3,147)
Income from discontinued operations, net of tax	—	—	27
Loss from continuing operations	(1,116)	(1,054)	(3,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax valuation allowance	720	237	1,798
Tax benefit resulting from Other Comprehensive Income allocation	(97)	—	—
Depreciation and amortization	732	830	853
Impairment charges	233	330	649
Gain on sales of assets	(667)	(468)	(64)
Gain on sales of investments	(169)	(28)	—
Pension and postretirement plan contributions	(426)	(593)	(390)
Pension and postretirement plan settlements	—	455	—
Settlement of Canadian dollar hedges	9	6	—
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(441)	(206)	(533)
Merchandise inventories	446	427	545
Merchandise payables	(230)	(117)	(134)
Income and other taxes	63	(63)	(50)
Mark-to-market adjustments and settlements on Sears Canada derivative instruments	(6)	1	2
Other operating assets	43	(100)	67
Other operating liabilities	(203)	40	70
Net cash used in operating activities—continuing operations	(1,109)	(303)	(307)
Net cash provided by operating activities—discontinued operations	—	—	32
Net cash used in operating activities	(1,109)	(303)	(275)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	995	532	72
Net (increase) decrease in investments and restricted cash	(2)	37	8
Purchases of property and equipment	(329)	(378)	(432)
Net cash provided by (used in) investing activities—continuing operations	664	191	(352)
Net cash provided by investing activities—discontinued operations	—	—	43
Net cash provided by (used in) investing activities	664	191	(309)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	994	5	104
Repayments of long-term debt	(83)	(335)	(611)
Increase (decrease) in short-term borrowings, primarily 90 days or less	238	(81)	815
Sears Hometown and Outlet Stores, Inc. pre-separation funding	—	100	—
Proceeds from the sale of Sears Hometown and Outlet Stores, Inc.	—	347	—
Debt issuance costs	(14)	(3)	(35)
Purchase of Sears Canada shares	—	(10)	(43)
Sears Canada dividends paid to noncontrolling interests	(233)	(50)	—
Purchase of treasury stock	—	—	(183)
Net cash provided by (used in) financing activities—continuing operations	902	(27)	47
Net cash used in financing activities—discontinued operations	—	—	(75)
Net cash provided by (used in) financing activities	902	(27)	(28)
Effect of exchange rate changes on cash and cash equivalents	(38)	1	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	419	(138)	(612)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	609	747	1,359
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,028	$609	$747

SUPPLEMENTAL INFORMATION:
Capital lease obligation incurred	$31	$61	$3
Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$21	$40	$94
Cash interest paid	206	199	223
Unpaid liability to acquire equipment and software	41	30	52
Non-cash dividend in connection with Spin-Off transactions	—	(542)	(74)

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Equity

	Equity Attributable to Holdings’ Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 29, 2011	109	$1	$(5,826)	$10,185	$4,930	$(779)	$103	$8,614
Comprehensive loss
Net loss	—	—	—	—	(3,140)	—	(7)	(3,147)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(789)	—	(789)
Deferred loss on derivatives, net of tax	—	—	—	—	—	(6)	—	(6)
Currency translation adjustments, net of tax	—	—	—	—	—	(33)	(5)	(38)
Total Comprehensive Loss								(3,980)
Stock awards	—	—	23	(19)	—	—	—	4
Purchase of Sears Canada shares	—	—	—	(24)	—	(2)	(17)	(43)
Shares repurchased	(3)	—	(183)	—	—	—	—	(183)
Associate stock purchase	—	—	5	—	—	—	—	5
Non-cash dividend issued in connection with Spin-Off	—	—	—	(137)	75	—	(12)	(74)
Other	—	—	—	—	—	—	(2)	(2)
Balance at January 28, 2012	106	$1	$(5,981)	$10,005	$1,865	$(1,609)	$60	$4,341
Comprehensive loss
Net loss	—	—	—	—	(930)	—	(124)	(1,054)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	74	—	74
Deferred gain on derivatives, net of tax	—	—	—	—	—	5	—	5
Currency translation adjustments, net of tax	—	—	—	—	—	5	—	5
Total Comprehensive Loss								(970)
Stock awards	—	—	7	(1)	—	—	—	6
Purchase of Sears Canada shares	—	—	—	(3)	—	(1)	(6)	(10)
Associate stock purchase	—	—	4	—	—	—	—	4
Separation of Sears Hometown and Outlet Stores, Inc.	—	—	—	(149)	—	—	—	(149)
Sears Canada dividend paid to noncontrolling interests	—	—	—	—	(50)	—	—	(50)
Non-cash dividend issued in connection with spin-off of 45 million common shares of Sears Canada	—	—	—	(554)	—	67	487	—
Balance at February 2, 2013	106	$1	$(5,970)	$9,298	$885	$(1,459)	$417	$3,172
Comprehensive loss
Net income (loss)	—	—	—	—	(1,365)	—	249	(1,116)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	372	50	422
Deferred gain on derivatives, net of tax	—	—	—	—	—	2	—	2
Currency translation adjustments, net of tax	—	—	—	—	—	(32)	(39)	(71)
Total Comprehensive Loss								(763)
Stock awards	—	—	3	—	—	—	—	3
Associate stock purchase	—	—	4	—	—	—	—	4
Sears Canada dividend paid to noncontrolling interests	—	—	—	—	—	—	(233)	(233)
Balance at February 1, 2014	106	$1	$(5,963)	$9,298	$(480)	$(1,117)	$444	$2,183
See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNFICANT ACCOUNTING POLICIES
Nature of Operations, Consolidation and Basis of Presentation
Sears Holdings Corporation (“Holdings”) is the parent company of Kmart Holding Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Holdings (together with its subsidiaries, “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the “Merger”), on March 24, 2005. We are an integrated retailer with 1,980 full-line and specialty retail stores in the United States, operating through Kmart and Sears, and 449 full-line and specialty retail stores in Canada operating through Sears Canada Inc. (“Sears Canada”), a 51%-owned subsidiary. We have three reportable segments: Kmart, Sears Domestic and Sears Canada.
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
Holdings has no significant continuing involvement in the operations of Orchard. Accordingly, the operating results for Orchard are presented as discontinued operations in the accompanying Consolidated Statement of Operations for the year ended January 28, 2012. In addition, the cash flows from operating, investing and financing activities for Orchard have been separately stated as discontinued operations in the accompanying Consolidated

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Statement of Cash Flows for the year ended January 28, 2012. The Notes to Consolidated Financial Statements exclude the impact of Orchard for all periods presented. Prior to completion of the spin-off, Orchard’s results of operations, financial position and cash flows were presented within the Sears Domestic segment.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31 each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal Year	Ended	Weeks
2013	February 1, 2014	52
2012	February 2, 2013	53
2011	January 28, 2012	52
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
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. We also include deposits in-transit from banks for payments related to third-party credit card and debit card transactions within cash equivalents. The deposits in-transit balances included within cash equivalents were $144 million and $148 million at February 1, 2014 and February 2, 2013, respectively.

We classify cash balances which have been pledged as collateral, and for which we do not have the ability to substitute letters of credit, as restricted cash on our Consolidated Balance Sheet.
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit included in other current liabilities were $97 million and $114 million at February 1, 2014 and February 2, 2013, respectively.
Allowance for Doubtful Accounts
We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis. Allowances for doubtful accounts on accounts receivable balances were $28 million and $26 million at February 1, 2014 and February 2, 2013, respectively. Our accounts receivable balance on our Consolidated Balance Sheet is presented net of our allowance for doubtful accounts and is comprised of various vendor-related and customer-related accounts receivable, including receivables related to our pharmacy operations.

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
Approximately 47% of consolidated merchandise inventories are valued using LIFO. To estimate the effects of inflation on inventories, we utilize external price indices determined by an outside source, the Bureau of Labor Statistics. If the FIFO method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $70 million higher at February 1, 2014 and $72 million higher at February 2, 2013.
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
Depreciation expense, which includes depreciation on assets under capital leases, is recorded over the estimated useful lives of the respective assets using the straight-line method for financial statement purposes, and accelerated methods for tax purposes. The range of lives are generally 20 to 50 years for buildings, 3 to 10 years for furniture, fixtures and equipment, and 3 to 5 years for computer systems and computer equipment. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense included within depreciation and amortization expense reported on the Consolidated Statements of Operations was $703 million, $778 million, and $798 million for the years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively.
Primarily as a result of store closing actions, certain property and equipment are considered held for sale. The value of assets held for sale was $39 million and $57 million at February 1, 2014 and February 2, 2013, respectively. These assets were included in prepaid expenses and other current assets in the Consolidated Balance Sheets at February 1, 2014 and February 2, 2013 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell. We expect to sell the properties within a year and we continually remarket them. Substantially all assets held for sale are held within the Sears Domestic segment.
Impairment of Long-Lived Assets and Costs Associated with Exit Activities
In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including property and equipment and definite-lived intangible assets, is

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. See Note 13 for further information regarding long-lived asset impairment charges recorded during 2013.
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
Financial Instruments and Hedging Activities
We are exposed to fluctuations in foreign currency exchange rates as a result of our net investment in Sears Canada. Further, Sears Canada is exposed to fluctuations in foreign currency exchange rates due to inventory purchase contracts denominated in U.S. dollars. As a result, we primarily use derivatives as a risk management tool to decrease our exposure to fluctuations in the foreign currency market. We primarily use foreign currency forward contracts to hedge the foreign currency exposure of our net investment in Sears Canada against adverse changes in exchange rates and to hedge against foreign currency exposure arising from Sears Canada's inventory purchase contracts denominated in U.S. dollars.
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
Sears Canada Hedges of Merchandise Purchases
Sears Canada mitigates the risk of currency fluctuations on offshore merchandise purchases denominated in U.S. currency by purchasing foreign exchange forward contracts for a portion of its expected requirements. Since the Company's functional currency is the U.S. dollar, we are not directly exposed to the risk of exchange rate changes due to Sears Canada's merchandise purchases, and therefore we do not account for these instruments as a hedge of our foreign currency exposure risk. Changes in the fair value of these contracts are recorded in the Consolidated Statements of Operations as a component of other income (loss) each period.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Hedges of Foreign Currency
The foreign currency forward contracts are recorded on the Consolidated Balance Sheet at fair value and, to the extent they have been designated and qualify for hedge accounting treatment, an offsetting amount is recorded as a component of other comprehensive income (loss), net of income tax effects. Changes in the fair value of those forward contracts for which hedge accounting is not applied are recorded in the Consolidated Statements of Operations as a component of other income (loss). Certain of our currency forward contracts require collateral to be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our restricted cash balance.
Counterparty Credit Risk
We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with investment grade credit ratings or better at February 1, 2014.
Fair Value of Financial Instruments
We determine the fair value of financial instruments in accordance with standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in GAAP. Under fair value measurement accounting standards, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. We report the fair value of financial assets and liabilities based on the fair value hierarchy prescribed by accounting standards for fair value measurements, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. See Note 4 for further information regarding our derivative positions.
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
Cash and cash equivalents, accounts receivable, merchandise payables, credit facility borrowings and accrued liabilities are reflected in the Consolidated Balance Sheet at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt is disclosed in Note 3.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Self-insurance Reserves
We are self-insured for certain costs related to workers' compensation, asbestos and environmental, automobile, warranty, product and general liability claims. We obtain third-party insurance coverage to limit our exposure to certain of these self-insured risks. A portion of these self-insured risks is managed through a wholly-owned insurance subsidiary. Our liability reflected on the Consolidated Balance Sheet, classified within other liabilities (current and long-term), represents an estimate of the ultimate cost of claims incurred at the balance sheet date. In estimating this liability, we utilize loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. The liabilities for self-insured risks are discounted to their net present values using an interest rate which is based upon the expected duration of the liabilities. Expected payments as of February 1, 2014 were as follows:

millions
2014	$251
2015	153
2016	115
2017	86
2018	63
Later years	365
Total undiscounted obligation	1,033
Less—discount	(97)
Net obligation	$936
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
Advertising Costs
Advertising costs are expensed as incurred, generally the first time the advertising occurs, and amounted to $1.5 billion, $1.6 billion and $1.9 billion for 2013, 2012 and 2011, respectively. These costs are included within selling and administrative expenses in the accompanying Consolidated Statements of Operations.
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
Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income ("OCI"). An exception is provided in the authoritative accounting guidance when there is income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

other sources, including gain from pension and other postretirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets.
Stock-based Compensation
We account for stock-based compensation arrangements in accordance with accounting standards pertaining to share-based payment transactions, which requires us to both recognize as expense the fair value of all stock-based compensation awards (which includes stock options, although there were no options outstanding in 2013) and to classify excess tax benefits associated with share-based compensation deductions as cash from financing activities rather than cash from operating activities. We recognize compensation expense as awards vest on a straight-line basis over the requisite service period of the award.
Earnings Per Common Share
Basic earnings per common share is calculated by dividing net income attributable to Holdings' shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share also includes the dilutive effect of potential common shares, exercise of stock options and the effect of restricted stock when dilutive.
New Accounting Pronouncements
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. The update will be effective for the Company in the first quarter of 2014 and is not expected to have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Company in the first quarter of 2013 and impacted the Company's disclosures, but otherwise did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.
NOTE 2—SEARS CANADA
Sears Holdings Ownership of Sears Canada
At February 1, 2014 and February 2, 2013, Sears Holdings was the beneficial holder of approximately 52 million, or 51% of the common shares of Sears Canada.
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
Sears Canada Share Repurchases
During the second quarter of 2013, Sears Canada renewed its Normal Course Issuer Bid with the Toronto Stock Exchange that permits it to purchase for cancellation up to 5% of its issued and outstanding common shares, representing approximately 5.1 million common shares. The purchase authorization expires on May 23, 2014, or on such earlier data as Sears Canada may complete its purchases pursuant to the Normal Course Issuer bid. There were no share purchases during 2013. As part of a Normal Course Issuer bid in place for the period from May 25, 2011 to May 24, 2012, and then canceled, Sears Canada purchased and canceled approximately 0.9 million common shares for $10 million and approximately 2.7 million common shares for $43 million during 2012 and 2011, respectively.
Dividends
On November 19, 2013, Sears Canada announced that its Board of Directors declared a cash dividend of $5 Canadian per common share, or approximately $509 million Canadian ($476 million U.S.), which was paid on December 6, 2013 to shareholders of record at the close of business on December 2, 2013. Accordingly, the Company received dividends of $243 million and minority shareholders in Sears Canada received dividends of $233 million during the fourth quarter of 2013.
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
NOTE 3—BORROWINGS
Total borrowings outstanding at February 1, 2014 and February 2, 2013 were $4.2 billion and $3.1 billion, respectively. At February 1, 2014, total short-term borrowings were $1.3 billion, consisting of $1.3 billion secured borrowings and $9 million of unsecured commercial paper. At February 2, 2013, total short-term borrowings were $1.1 billion, consisting of $749 million secured borrowings and $345 million of unsecured commercial paper. The weighted-average annual interest rate paid on short-term debt was 2.8% in 2013 and 2.7% in 2012.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Long-term debt was as follows:

ISSUE	February 1, 2014	February 2, 2013
millions
SEARS ROEBUCK ACCEPTANCE CORP.
6.50% to 7.50% Notes, due 2017 to 2043	$327	$327
7.05% to 7.50% Medium-Term Notes, due 2013	—	11
Term Loan (Credit Facility), due 2018	991	—
SEARS HOLDINGS CORP.
6.625% Senior Secured Notes, due 2018	1,238	1,237
CAPITALIZED LEASE OBLIGATIONS	346	433
OTHER NOTES AND MORTGAGES	15	18
Total long-term borrowings	2,917	2,026
Current maturities	(83)	(83)
Long-term debt and capitalized lease obligations	$2,834	$1,943
Weighted-average annual interest rate on long-term debt	6.4%	6.7%
The fair value of long-term debt, excluding capitalized lease obligations, was $2.3 billion at February 1, 2014 and $1.4 billion at February 2, 2013. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 5.
At February 1, 2014, long-term debt maturities for the next five years and thereafter were as follows:

millions
2014	$83
2015	75
2016	65
2017	104
2018	2,224
Thereafter	366
$2,917

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Interest
Interest expense for years 2013, 2012 and 2011 was as follows:

millions	2013	2012	2011
COMPONENTS OF INTEREST EXPENSE
Interest expense	$217	$232	$248
Accretion of lease obligations at net present value	16	17	20
Amortization of debt issuance costs	21	18	21
Interest expense	$254	$267	$289
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
Unsecured Commercial Paper
We borrow through the commercial paper markets. At February 1, 2014 and February 2, 2013, we had outstanding commercial paper borrowings of $9 million and $345 million, respectively. ESL held none of our commercial paper at February 1, 2014, including any held by Edward S. Lampert. ESL held $285 million of our commercial paper at February 2, 2013, including $169 million held by Edward S. Lampert. See Note 15 for further discussion of these borrowings.
Domestic Credit Agreement
During the first quarter of 2011, Sears Roebuck Acceptance Corp. ("SRAC"), Kmart Corporation (together with SRAC, the "Borrowers") and Holdings entered into an amended credit agreement (the “Domestic Credit Agreement”). The Domestic Credit Agreement provides for a $3.275 billion asset-based revolving credit facility (the "Revolving Facility") with a $1.5 billion letter of credit sub-limit. On October 2, 2013, Holdings and the Borrowers entered into a First Amendment (the "Amendment") to the Domestic Credit Agreement with a syndicate of lenders. Pursuant to the Amendment, the Borrowers borrowed $1.0 billion under a new senior secured term loan facility (the "Term Loan").
Advances under the Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate (“LIBOR”) or a base rate, in either case plus an applicable margin. The Domestic Credit Agreement’s interest rates for LIBOR-based borrowings vary based on leverage in the range of LIBOR plus 2.0% to 2.5%. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%. Commitment fees are in a range of 0.375% to 0.625% based on usage. The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion in second lien notes were outstanding at February 1, 2014, resulting in $760 million of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018. The Revolving Facility is expected to expire in April 2016.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either (1) LIBOR (subject to a 1.00% LIBOR floor) or (2) the highest of (x) the prime rate of the bank acting as agent of the syndicate of lenders, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% (the highest of (x), (y) and (z), the "Base Rate"), plus an applicable margin for LIBOR loans of 4.50% and for Base Rate loans of 3.50%. Beginning February 2, 2014, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

the remainder of the Term Loan maturing June 30, 2018. Beginning with the fiscal year ending January 2015, the Borrowers are also required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty, other than a 1.00% prepayment premium if the Borrowers enter into certain repricing transactions with respect to the Term Loan within one year. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility.
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
At February 1, 2014 and February 2, 2013, we had $1.3 billion and $749 million respectively, of Revolving Facility borrowings and $661 million and $754 million, respectively, of letters of credit outstanding under the Revolving Facility. At February 1, 2014, the amount available to borrow under the Revolving Facility was $549 million, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. At February 2, 2013, the amount available to borrow was $1.4 billion, which reflects the effect of the springing fixed charge coverage ratio covenant, while the borrowing base requirement had no effect on availability. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs. At February 1, 2014, we had $1.0 billion of borrowings under the Term Loan.
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
Sears Canada Credit Agreement
In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the “Sears Canada Facility”). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on inventory and credit card receivables. Availability under the

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and credit card receivables, subject to certain limitations. At February 1, 2014 and February 2, 2013 we had no borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $336 million ($374 million Canadian) and $503 million ($502 million Canadian), respectively, at February 1, 2014 and February 2, 2013. The current availability may be reduced by reserves currently estimated by the Company to be approximately $177 million, which may be applied by the lenders at their discretion pursuant to the Credit Facility agreement. As a result of judicial developments relating to the priorities of pension liability relative to certain secured obligations, Sears Canada has executed an amendment to the Sears Canada Credit Facility which would provide additional security to lenders, with respect to the Company's unfunded pension liability by pledging certain real estate assets as collateral thereby partially reducing the potential reserve amounts by up to $135 million the lenders could apply. The potential additional reserve amount may increase or decrease in the future based on estimated net pension liabilities.
Cash Collateral
We post cash collateral for certain self-insurance programs. We continue to classify the cash collateral posted for self-insurance programs as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. At February 1, 2014 and February 2, 2013, $18 million and $19 million of cash, respectively, was posted as collateral for self-insurance programs.
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
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 125 Full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued to wholly owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the “REMIC Securities”) that are secured by the mortgages and collateral assignments of the store leases. Payments to the holders on the REMIC Securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion (the “KCD Securities”) were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to the holders on the KCD Securities are funded by the royalty payments. The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. In the fourth quarter of fiscal 2013, Holdings contributed all of the outstanding capital stock of Sears Re to SRe Holding Corporation, a direct wholly owned subsidiary of Holdings. Sears Re thereafter reduced its excess statutory capital through the distribution of all REMIC Securities held by it to SRe Holding Corporation. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly owned consolidated subsidiaries. At February 1, 2014 and February 2, 2013, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.7 billion at February 1, 2014 and $0.8 billion at February 2, 2013.

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
NOTE 4—DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL GUARANTEES
We primarily use derivatives as a risk management tool to decrease our exposure to fluctuations in the foreign currency market, and do not use derivative financial instruments for trading or speculative purposes. We are exposed to fluctuations in foreign currency exchange rates as a result of our net investment in Sears Canada. Further, Sears Canada is exposed to fluctuations in foreign currency exchange rates due to inventory purchase contracts denominated in U.S. dollars. The recorded amounts and corresponding gains on the hedging activity were not material as of February 1, 2014 and February 2, 2013 or for fiscal years 2013, 2012 and 2011.
Hedges of Net Investment in Sears Canada
During the fourth quarter of 2013, we entered into a foreign currency forward contract with a total Canadian notional value of $43 million, and with a remaining life of 0.1 years at February 1, 2014. This contract was designated and qualified as a hedge of the foreign currency exposure of our net investment in Sears Canada.
For derivatives that are designated as hedges of our net investment in Sears Canada, we assess effectiveness based on changes in forward currency exchange rates. Changes in forward rates on the derivatives are recorded in the currency translation adjustments line in accumulated other comprehensive loss and will remain there until we substantially liquidate or sell our holdings in Sears Canada.
We settled foreign currency forward contracts during 2013 and 2012 and received net amounts of $9 million and $6 million, respectively, relative to these contract settlements. As hedge accounting was applied to these contracts, an offsetting amount was recorded as a component of other comprehensive loss.
Sears Canada Hedges of Merchandise Purchases
At February 1, 2014, Sears Canada had $90 million notional amount of foreign exchange forward contracts. Sears Canada had no outstanding foreign currency forward contracts at February 2, 2013. These forward contracts are used to reduce the foreign exchange risk with respect to U.S. dollar denominated assets and liabilities and purchases of goods or services.
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
Counterparty Credit Risk
We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with investment grade credit ratings or better at February 1, 2014 and February 2, 2013.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Financial Guarantees
We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding at February 1, 2014:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$683	$16	$—	$699
Commercial letters of credit	13	105	—	118
Secondary lease obligations	—	—	55	55
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities and domestic cash and cash equivalents are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt is disclosed in Note 3 to the Consolidated Financial Statements. The fair value of pension and other postretirement benefit plan assets is disclosed in Note 7 to the Consolidated Financial Statements. The following tables provide the fair value measurement amounts for other financial assets recorded in our Consolidated Balance Sheets at fair value at February 1, 2014 and February 2, 2013:

	Total Fair Value Amounts at
millions	February 1, 2014	Level 1	Level 2	Level 3
Cash equivalents(1)	$346	$346	$—	$—
Restricted cash(2)	10	10	—	—
Foreign currency derivative assets(3)	8	—	8	—
Total	$364	$356	$8	$—

	Total Fair Value Amounts at
millions	February 2, 2013	Level 1	Level 2	Level 3
Cash equivalents(1)	$181	$181	$—	$—
Restricted cash(2)	9	9	—	—
Total	$190	$190	$—	$—
__________________

(1)	Included within Cash and cash equivalents on the Consolidated Balance Sheets.

(2)	Included within Restricted cash on the Consolidated Balance Sheets.

(3)	Included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, we measure the impairment and adjust the carrying value as discussed in Note 1. With the exception of the goodwill and fixed asset impairments described in Note 12 and Note 13, respectively, we had no significant remeasurements of such assets or liabilities to fair value during 2013 and 2012.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 6—INTEREST AND INVESTMENT INCOME
The following table sets forth the components of interest and investment income as reported in our Consolidated Statements of Operations:

millions	2013	2012	2011
Interest income on cash and cash equivalents	$4	$7	$4
Other investment income	203	87	37
Total	$207	$94	$41
Interest Income on Cash and Cash Equivalents
We recorded interest income of $4 million in 2013, $7 million in 2012, and $4 million in 2011, primarily related to interest earned on cash and cash equivalents. These cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to us.
Other Investment Income
Other investment income primarily includes income generated by (and sales of investments in) certain real estate joint ventures and other equity investments in which we do not have a controlling interest. Investment income from equity investments was $185 million, $47 million and $27 million in 2013, 2012 and 2011, respectively. During 2013, the investment income from equity investments included gains of $163 million related to the sale of 50% joint venture interests in eight properties Sears Canada owned with The Westcliff Group of Companies, for which Sears Canada received $270 million ($297 million Canadian) in cash proceeds. In connection with this transaction, we determined that because we have surrendered substantially all of our rights and obligations and have transferred substantially all of the risks and rewards of ownership related to the eight properties, immediate gain recognition is appropriate.
During 2012, the investment income from equity investments included gains of $25 million related to sales of real estate joint ventures held by Sears Canada. Other investment income also included a $6 million, $30 million and $4 million dividend received on our cost method investment in Sears Mexico for 2013, 2012 and 2011, respectively.
NOTE 7—BENEFIT PLANS
We sponsor a number of pension and postretirement benefit plans. Expenses for retirement and savings-related benefit plans were as follows:

millions	2013	2012	2011
Retirement/401(k) Savings Plans	$8	$10	$11
Pension plans	176	630	78
Postretirement benefits	18	24	24
Total	$202	$664	$113
Retirement Savings Plans
Sears Holdings sponsors retirement savings plans for employees meeting service eligibility requirements. The Company does not match employee contributions.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
Pension Plans

	2013			2012
millions	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total
Change in projected benefit obligation:
Beginning balance	$5,311	$1,438	$6,749	$6,109	$1,426	$7,535
Interest cost	219	56	275	291	65	356
Actuarial (gain) loss	(124)	43	(81)	639	64	703
Benefits paid	(424)	(112)	(536)	(323)	(122)	(445)
Settlements	(1)	—	(1)	(1,405)	—	(1,405)
Foreign currency exchange impact and other	—	(141)	(141)	—	5	5
Balance at the measurement date	$4,981	$1,284	$6,265	$5,311	$1,438	$6,749

Change in assets at fair value:
Beginning balance	$3,221	$1,272	$4,493	$4,051	$1,227	$5,278
Actual return on plan assets	333	161	494	382	130	512
Company contributions	361	39	400	516	33	549
Benefits paid	(424)	(112)	(536)	(323)	(122)	(445)
Settlements	(1)	—	(1)	(1,405)	—	(1,405)
Foreign currency exchange impact	—	(136)	(136)	—	4	4
Balance at the measurement date	$3,490	$1,224	$4,714	$3,221	$1,272	$4,493
Net amount recognized	$(1,491)	$(60)	$(1,551)	$(2,090)	$(166)	$(2,256)
The accumulated benefit obligation for the SHC Domestic pension plan was $5.0 billion at February 1, 2014 and $5.3 billion at February 2, 2013. The accumulated benefit obligation for the Sears Canada pension plan was $1.3 billion at February 1, 2014 and $1.4 billion at February 2, 2013.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Postretirement Obligations

	2013			2012
millions	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total
Change in accumulated postretirement benefit obligation:
Beginning balance	$247	$295	$542	$253	$321	$574
Interest cost	8	12	20	10	14	24
Plan participants' contributions	31	—	31	42	—	42
Actuarial (gain) loss	(15)	(2)	(17)	9	16	25
Settlement gain	—	—	—	—	(22)	(22)
Benefits paid	(56)	(15)	(71)	(67)	(17)	(84)
Benefits paid - settlements	—	—	—	—	(18)	(18)
Plan amendment	—	(46)	(46)	—	—	—
Foreign currency exchange rate impact and other	—	(28)	(28)	—	1	1
Balance at the measurement date	$215	$216	$431	$247	$295	$542

Change in plan assets at fair value:
Beginning of year balance	$—	$45	$45	$—	$69	$69
Actual return on plan assets	—	1	1	—	—	—
Company contributions	25	1	26	25	19	44
Plan participants' contributions	31	—	31	42	—	42
Benefits paid	(56)	(15)	(71)	(67)	(17)	(84)
Benefits paid - settlements	—	—	—	—	(18)	(18)
Foreign currency exchange rate impact and other	—	(12)	(12)	—	(8)	(8)
Balance at the measurement date	$—	$20	$20	$—	$45	$45
Funded status	$(215)	$(196)	$(411)	$(247)	$(250)	$(497)
The current portion of our liability for postretirement obligations is $25 million, which we expect to pay during fiscal 2014.
Weighted-average assumptions used to determine plan obligations were as follows:

	2013		2012		2011
	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada
Pension benefits:
Discount Rate	4.60%	4.20%	4.25%	4.20%	4.90%	4.70%
Rate of compensation increases	N/A	3.50%	N/A	3.50%	N/A	3.50%
Postretirement benefits:
Discount Rate	4.00%	4.20%	3.55%	4.20%	4.20%	4.60%
Rate of compensation increases	N/A	3.50%	N/A	3.50%	N/A	3.50%

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Net Periodic Benefit Cost
The components of net periodic benefit cost were as follows:

	2013			2012			2011
millions	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total
Pension benefits:
Interest cost	$219	$56	$275	$291	$65	$356	$314	$74	$388
Expected return on plan assets	(224)	(76)	(300)	(291)	(76)	(367)	(302)	(80)	(382)
Cost of settlements	—	—	—	452	—	452	—	—	—
Recognized net loss and other	167	34	201	165	24	189	63	9	72
Net periodic benefit cost	$162	$14	$176	$617	$13	$630	$75	$3	$78

Postretirement benefits:
Interest cost	$8	$12	$20	$10	$14	$24	$13	$16	$29
Expected return on assets	—	(2)	(2)	—	(3)	(3)	—	(5)	(5)
Cost of settlements	—	—	—	—	3	3	—	—	—
Net periodic benefit cost	$8	$10	$18	$10	$14	$24	$13	$11	$24
Weighted-average assumptions used to determine net cost were as follows:

	2013		2012		2011
	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada
Pension benefits:
Discount Rate	4.25%	4.20%	4.90%	4.70%	5.75%	5.40%
Return of plan assets	7.00%	6.50%	7.25%	6.50%	7.50%	6.50%
Rate of compensation increases	N/A	3.50%	N/A	3.50%	N/A	3.50%
Postretirement benefits:
Discount Rate	3.55%	4.20%	4.20%	4.60%	5.00%	5.40%
Return of plan assets	N/A	3.75%	N/A	3.75%	N/A	6.50%
Rate of compensation increases	N/A	3.50%	N/A	3.50%	N/A	3.50%
For purposes of determining the periodic expense of our defined benefit plans, we use the fair value of plan assets as the market related value. A one-percentage-point change in the assumed discount rate would have the following effects on the pension liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on interest cost component	$28	$(36)
Effect on pension benefit obligation	$(596)	$713
For 2014 and beyond, the domestic weighted-average health care cost trend rates used in measuring the postretirement benefit expense are an 8.0% trend rate in 2014 to an ultimate trend rate of 6.0% in 2018. A one-

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

percentage-point change in the assumed health care cost trend rate would have the following effects on the postretirement liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$17	$(15)
$123 million of the unrecognized net losses in accumulated other comprehensive income are expected to be amortized as a component of net periodic benefit cost during 2014.
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
Domestic plan assets were invested in the following classes of securities:

	Plan Assets at
	February 1, 2014	February 2, 2013
Equity securities	36%	31%
Fixed income and other debt securities	59	64
Other	5	5
Total	100%	100%
The domestic plan's target allocation is determined by taking into consideration the amounts and timing of projected liabilities, our funding policies and expected returns on various asset classes. At February 1, 2014, the plan's target asset allocation was 35% equity and 65% fixed income. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.
Sears Canada plan assets were invested in the following classes of securities (none of which were securities of the Company):

	Plan Assets at
	February 1, 2014	February 2, 2013
Equity securities	26%	26%
Fixed income and other debt securities	74	74
Total	100%	100%
The Sears Canada plans' target allocation is determined by taking into consideration the amounts and timing of projected liabilities, our funding policies and expected returns on various asset classes. At February 1, 2014, the plan's target asset allocation was 55% to 75% fixed income and 25% to 45% equity. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Future Cash Flows of Benefit Plans
Information regarding expected future cash flows for our benefit plans is as follows:

millions	SHC Domestic	Sears Canada	Total
Pension benefits:
Employer contributions:
2014 (expected)	$487	$—	$487
Expected benefit payments:
2014	$339	$79	$418
2015	342	80	422
2016	344	80	424
2017	344	80	424
2018	345	80	425
2019-2023	1,709	395	2,104
Postretirement benefits:
Employer contributions:
2014 (expected)	$25	$1	$26
Expected employer contribution for benefit payments:
2014	$25	$16	$41
2015	24	16	40
2016	23	15	38
2017	21	15	36
2018	20	15	35
2019-2023	80	71	151
Domestic Pension Plan Funding
Contributions to our pension plans remain a significant use of our cash on an annual basis. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, the Company has a legacy pension obligation for past service performed by Kmart and Sears associates. During 2013, we contributed $361 million to our domestic pension plans. We estimate that the domestic pension contribution will be $487 million in 2014 and approximately $310 million in 2015, though the ultimate amount of pension contributions could be affected by changes in the applicable regulations, as well as financial market and investment performance.
In 2012, federal legislation was signed into law which allowed pension plan sponsors to use higher interest rate assumptions in valuing plan liabilities and determining funding obligations. As a result of this legislation, the Company's domestic pension plan was within $203 million of being 80% funded under applicable law. In order to reduce the risks of gross pension obligations, the Company elected to contribute an additional $203 million to its domestic pension plan on September 14, 2012, after which its domestic pension plan was 80% funded under applicable law.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
Fair Value of Pension and Postretirement Benefit Plan Assets
The following table presents our plan assets using the fair value hierarchy at February 1, 2014 and February 2, 2013:

	Investment Assets at Fair Value at
SHC Domestic	February 1, 2014
millions	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments	$274	$—	$274	$—
Equity securities:
U.S. companies	1,026	1,026	—	—
International companies	163	163	—	—
Fixed income securities:
Corporate bonds and notes	1,888	—	1,888	—
Sears Holdings Corporation senior secured notes	99	—	99	—
Mortgage-backed and asset-backed	3	—	3	—
Ventures and partnerships	6	—	—	6
Total investment assets at fair value	$3,459	$1,189	$2,264	$6
Cash	3
Accounts receivable	57
Accounts payable	(29)
Net assets available for plan benefits	$3,490

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	Investment Assets at Fair Value at
SHC Domestic	February 2, 2013
millions	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments	$187	$—	$187	$—
Equity securities:
U.S. companies	848	848	—	—
International companies	138	138	—	—
Registered investment companies	1	1	—	—
Fixed income securities:
Corporate bonds and notes	1,840	—	1,840	—
Sears Holdings Corporation senior secured notes	176	—	176	—
U.S. government and agencies	1	—	1	—
Mortgage-backed and asset-backed	6	—	6	—
Ventures and partnerships	12	—	—	12
Total investment assets at fair value	$3,209	$987	$2,210	$12
Accounts receivable	44
Accounts payable	(32)
Net assets available for plan benefits	$3,221

	Investment Assets at Fair Value at
Sears Canada	February 1, 2014
millions	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments	$107	$—	$107	$—
Equity securities:
U.S. companies	152	152	—	—
International companies	3	3	—	—
Common collective trusts	264	—	264	—
Fixed income securities:
Corporate bonds and notes	617	—	554	63
Mortgage-backed and asset-backed	54	—	6	48
Municipal and foreign government	14	—	14	—
Hedge and pooled equity funds	2	—	—	2
Total investment assets at fair value	$1,213	$155	$945	$113
Cash	31
Refundable deposits	22
Accounts receivable	347
Accounts payable	(369)
Net assets available for plan benefits	$1,244

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	Investment Assets at Fair Value at
Sears Canada	February 2, 2013
millions	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments	$67	$—	$67	$—
Equity securities:
U.S. companies	177	177	—	—
International companies	5	5	—	—
Common collective trusts	277	—	277	—
Fixed income securities:
Corporate bonds and notes	613	—	612	1
U.S. government and agencies	1	—	1	—
Mortgage-backed and asset-backed	66	—	7	59
Municipal and foreign government	34	—	34	—
Hedge and pooled equity funds	3	—	—	3
Total investment assets at fair value	$1,243	$182	$998	$63
Cash	42
Refundable deposits	25
Accounts receivable	567
Accounts payable	(560)
Net assets available for plan benefits	$1,317
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

A rollforward of our Level 3 assets each year is as follows:

SHC Domestic	February 2, 2013 Balance	Net Realized and Unrealized Losses	Purchases	Sales and Settlements	Net Transfers Into/(Out of) Level 3	February 1, 2014 Balance
millions
Fixed income securities:
Venture and partnerships	$12	$(3)	$—	$(3)	$—	$6
Total Level 3 investments	$12	$(3)	$—	$(3)	$—	$6

SHC Domestic	January 28, 2012 Balance	Net Realized and Unrealized Gains/(Losses)	Purchases	Sales and Settlements	Net Transfers Into/(Out of) Level 3	February 2, 2013 Balance
millions
Fixed income securities:
Corporate bonds and notes	$2	$(2)	$—	$—	$—	$—
Venture and partnerships	15	1	—	(4)	—	12
Total Level 3 investments	$17	$(1)	$—	$(4)	$—	$12

Sears Canada	February 2, 2013 Balance	Net Realized and Unrealized Losses	Purchases	Sales and Settlements	Net Transfers Into/(Out of) Level 3	February 1, 2014 Balance
millions
Fixed income securities:
Corporate bonds and notes	$1	$—	$63	$(1)	$—	$63
Mortgage-backed and asset-backed	59	(2)	—	(9)	—	48
Hedge and pooled equity funds	3	—	—	(1)	—	2
Total Level 3 investments	$63	$(2)	$63	$(11)	$—	$113

Sears Canada	January 28, 2012 Balance	Net Realized and Unrealized Gains	Purchases	Sales and Settlements	Net Transfers Into/(Out of) Level 3	February 2, 2013 Balance
millions
Fixed income securities:
Corporate bonds and notes	$—	$—	$1	$—	$—	$1
Mortgage backed-and asset-backed	64	5	—	(10)	—	59
Hedge and pooled equity funds	16	—	—	(13)	—	3
Total Level 3 investments	$80	$5	$1	$(23)	$—	$63

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 8—EARNINGS PER SHARE
The following tables set forth the components used to calculate basic and diluted loss per share from continuing operations attributable to Holdings' shareholders. Restricted stock awards for 2013 and 2012 were not included in the computation of diluted loss per share from continuing operations attributable to Holdings' shareholders because the effect of their inclusion would have been antidilutive.

millions, except earnings per share	2013	2012	2011
Basic weighted average shares	106.1	105.9	106.8
Dilutive effect of restricted stock and stock options	—	—	—
Diluted weighted average shares	106.1	105.9	106.8

Net loss from continuing operations attributable to Holdings' shareholders	$(1,365)	$(930)	$(3,113)
Loss per share from continuing operations attributable to Holdings' shareholders:
Basic	$(12.87)	$(8.78)	$(29.15)
Diluted	$(12.87)	$(8.78)	$(29.15)
NOTE 9—EQUITY
Stock-based Compensation
We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. We recorded $12 million, $15 million and $14 million in total compensation expense relative to stock-based compensation arrangements during 2013, 2012, and 2011, respectively. At February 1, 2014, we had $3 million in total compensation cost related to nonvested awards, which is expected to be recognized over approximately the next three years.
We do not currently have an employee stock option plan and at February 1, 2014, there are no outstanding options.
We granted restricted stock awards to certain associates. These restricted stock awards typically vest in zero to three years from the date of grant, provided the grantee remains employed by us at the vesting date. The fair value of these awards is equal to the market price of our common stock on the date of grant. We do not currently have a broad-based program that provides for restricted stock awards on an annual basis. Changes in restricted stock awards for 2013, 2012, and 2011 were as follows:

	2013		2012		2011
(Shares in thousands)	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant
Beginning of year balance	424	$57.72	496	$65.02	313	$74.09
Granted	135	49.19	175	49.20	386	59.60
Vested	(281)	57.71	(172)	60.89	(72)	81.55
Forfeited	(73)	68.47	(75)	78.59	(131)	61.62
End of year balance	205	$48.24	424	$57.72	496	$65.02

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

millions	2013	2012	2011
Aggregate fair value of shares granted based on weighted average fair value at date of grant	$7	$9	$23
Aggregate fair value of shares vesting during period	14	10	5
Aggregate fair value of shares forfeited during period	4	4	8
Approximately 124,000 shares of the 205,000 shares of unvested restricted stock outstanding at February 1, 2014 are scheduled to vest during 2014, subject to satisfaction of applicable vesting conditions.
Common Share Repurchase Program
From time to time, we repurchase shares of our common stock under a common share repurchase program authorized by our Board of Directors. The common share repurchase program was initially announced in 2005 with a total authorization since inception of the program of $6.5 billion. During 2013 and 2012, we repurchased no shares of our common stock under our common share repurchase program. During 2011, we repurchased approximately 2.8 million of our common shares at a total cost of approximately $183 million, or an average price of $65.66 per share. At February 1, 2014, we had approximately $504 million of remaining authorization under our common share repurchase program.
The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.
 Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	February 1, 2014	February 2, 2013	January 28, 2012
Pension and postretirement adjustments (net of tax of $(328), $(443) and $(492), respectively)	$(1,036)	$(1,408)	$(1,575)
Cumulative unrealized derivative gain (loss) (net of tax of $0, $0 and $0, respectively)	2	—	(5)
Currency translation adjustments (net of tax of $(38), $(39) and $(26), respectively)	(83)	(51)	(29)
Accumulated other comprehensive loss	$(1,117)	$(1,459)	$(1,609)
Pension and postretirement adjustments relate to the net actuarial gain on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.
Accumulated other comprehensive loss attributable to noncontrolling interests at February 1, 2014, February 2, 2013, and January 28, 2012 was $53 million, $64 million and $9 million, respectively.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Income Tax Expense Allocated to Each Component of Other Comprehensive Income
Income tax expense allocated to each component of other comprehensive income was as follows:

	2013
millions	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments
Experience gain	$362	$(126)	$236
Less: amortization of prior service cost included in net period pension cost	193	(7)	186
Pension and postretirement adjustments, net of tax	555	(133)	422
Deferred gain on derivatives	2	—	2
Currency translation adjustments	(70)	(1)	(71)
Total other comprehensive income	$487	$(134)	$353

	2012
millions	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments
Experience loss	$(564)	$1	$(563)
Less: cost of settlements	454	—	454
Less: amortization of prior service cost included in net period pension cost	189	(6)	183
Pension and postretirement adjustments, net of tax	79	(5)	74
Deferred gain on derivatives	5	—	5
Currency translation adjustments	(8)	13	5
Total other comprehensive income	$76	$8	$84

	2011
millions	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Other comprehensive loss
Pension and postretirement adjustments
Experience loss	$(872)	$14	$(858)
Less: amortization of prior service cost included in net period pension cost	72	(3)	69
Pension and postretirement adjustments, net of tax	(800)	11	(789)
Deferred loss on derivatives	(6)	—	(6)
Currency translation adjustments	(57)	19	(38)
Total other comprehensive loss	$(863)	$30	$(833)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 10—INCOME TAXES

millions	2013	2012	2011
Income (loss) before income taxes:
U.S.	$(1,610)	$(1,226)	$(1,809)
Foreign	638	216	58
Total	$(972)	$(1,010)	$(1,751)

Income tax expense (benefit):
Current:
Federal	$2	$17	$19
State and local	(6)	15	—
Foreign	47	27	2
Total current	43	59	21

Deferred:
Federal	96	8	1,357
State and local	(42)	(41)	(35)
Foreign	47	18	26
Total deferred	101	(15)	1,348
Total	$144	$44	$1,369

	2013	2012	2011
Effective tax rate reconciliation:
Federal income tax rate (benefit rate)	(35.0)%	(35.0)%	(35.0)%
State and local tax (benefit) net of federal tax benefit	(3.5)	(3.0)	(1.3)
Federal and state valuation allowance	74.0	23.5	104.1
Tax on separation of Sears Hometown and Outlet Stores, Inc.	—	10.3	—
Nondeductible goodwill impairment	—	10.2	11.4
Tax on partial spin-off of Sears Canada	—	3.9	—
Adjust foreign statutory rates	(15.7)	(3.2)	—
Tax benefit resulting from Other Comprehensive Income allocation	(9.9)	—	—
Tax credits	(1.3)	(1.0)	(1.5)
Long life land and intangibles	0.6	(0.8)	—
Resolution of income tax matters	(1.4)	(0.5)	0.7
Canadian repatriation cost on Sears Canada dividend received	6.1	0.5	—
Other	0.9	(0.5)	(0.2)
	14.8%	4.4%	78.2%

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

millions	February 1, 2014	February 2, 2013
Deferred tax assets and liabilities:
Deferred tax assets:
Federal benefit for state and foreign taxes	$147	$151
Accruals and other liabilities	144	179
Capital leases	96	114
NOL carryforwards	1,187	722
Postretirement benefit plans	74	78
Pension	961	1,208
Deferred revenue	171	202
Credit carryforwards	721	605
Other	149	163
Total deferred tax assets	3,650	3,422
Valuation allowance	(3,366)	(2,743)
Net deferred tax assets	284	679

Deferred tax liabilities:
Trade names/Intangibles	1,059	1,071
Property and equipment	—	156
Inventory	421	453
Other	126	117
Total deferred tax liabilities	1,606	1,797
Net deferred tax liability	$(1,322)	$(1,118)
Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income ("OCI"). An exception is provided in the authoritative accounting guidance when there is income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from pension and other postretirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the year ended February 1, 2014, the Company recorded a tax expense of $97 million in OCI related to the gain on pension and other postretirement benefits, and recorded a corresponding tax benefit of $97 million in continuing operations.
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
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended February 1, 2014, February 2, 2013 and January 28, 2012. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

On the basis of this analysis and the significant negative objective evidence, for the year ended January 28, 2012, a valuation allowance of $2.1 billion was added to record only the portion of the deferred tax asset that more likely than not will be realized. Of the total valuation allowance recorded, $317 million was recorded through other comprehensive income. For the year ended February 2, 2013, $213 million of the valuation allowance increase was recorded through other comprehensive income. For the year ended February 1, 2014, the valuation allowance increased by $623 million, but none of the increase was recorded through other comprehensive income. Included in the $623 million valuation allowance increase was $138 million for state separate entity deferred tax assets, as Kmart Corporation incurred a three-year cumulative loss in 2013.
At February 1, 2014 and February 2, 2013, we had a valuation allowance of $3.4 billion and $2.7 billion, respectively, to record only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased, or if the objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.
At the end of 2013 and 2012, we had a federal and state net operating loss (“NOL”) deferred tax asset of $1.2 billion and $722 million, respectively, which will expire predominately between 2019 and 2034. We have credit carryforwards of $721 million, which will expire between 2015 and 2034.
In connection with Sears Canada’s sale of real estate during 2013, Sears Canada declared an extraordinary dividend of $5 Canadian per share on November 19, 2013. The Company received a taxable dividend of $260 million Canadian or $243 million resulting in a taxable income inclusion of $280 million, which includes a Section 78 Gross-up of $37 million. The amount of taxes otherwise payable resulting from the taxable dividend was reduced by the utilization of $59 million of net deferred tax assets, primarily NOL carryforwards. As the Company had previously recorded a valuation allowance against these NOL carryforwards, $59 million of the related valuation allowance was released upon their utilization.
In connection with the separation of SHO in 2012, the Company incurred a taxable gain of $266 million. The gain primarily related to the determination that the fair value of the consideration received exceeded the tax basis of the net assets of SHO at the date of the separation. The amount of taxes otherwise payable resulting from the gain was reduced by utilization of $105 million of deferred tax assets, primarily NOL carryforwards. As the Company had previously recorded a valuation allowance against these NOL carryforwards, $105 million of the related valuation allowance was released upon their utilization.
In connection with the taxable spin of approximately 45 percent of the Company's common shares in Sears Canada Inc. in 2012, the Company incurred a taxable gain of $367 million. The gain primarily relates to the determination that the fair market value of the common shares distributed to the public shareholders exceeded the tax basis of the shares distributed. The amount of taxes otherwise payable resulting from the gain was reduced by utilization of $40 million of net deferred tax assets, primarily NOL carryforwards. As the Company had previously recorded a valuation allowance against these NOL carryforwards, $40 million of the related valuation allowance was released upon their utilization.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

described above. At this time, we are not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

	Federal, State, and Foreign Tax
millions	February 1, 2014	February 2, 2013	January 28, 2012
Gross UTB Balance at Beginning of Period	$161	$192	$192
Tax positions related to the current period:
Gross increases	15	21	22
Gross decreases	—	(8)	(8)
Tax positions related to prior periods:
Gross increases	—	—	20
Gross decreases	(17)	(33)	(19)
Settlements	(1)	(1)	(4)
Lapse of statute of limitations	(6)	(10)	(10)
Exchange rate fluctuations	(2)	—	(1)
Gross UTB Balance at End of Period	$150	$161	$192
At the end of 2013, we had gross unrecognized tax benefits of $150 million. Of this amount, $91 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. We expect that our unrecognized tax benefits could decrease up to $21 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At February 1, 2014, the total amount of interest and penalties recognized within the related tax liability in our Consolidated Balance Sheet was $53 million ($36 million net of federal benefit). The total amount of net interest expense recognized in our Consolidated Statement of Operations for 2013 was $2 million.
We file income tax returns in both the United States and various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its examination of Holdings' 2008 through 2009 federal income tax returns, and we are currently working with the IRS appeals division to resolve a single issue arising from these exams. We have resolved all matters arising from prior IRS exams. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2002 through 2012, and Kmart is under examination by such jurisdictions for the years 2003 through 2012.
NOTE 11—REAL ESTATE TRANSACTIONS
Gain on Sales of Assets
We recognized $667 million, $468 million, and $64 million in gains on sales of assets during 2013, 2012 and 2011, respectively. These gains were primarily a function of several large real estate transactions.
During 2013, we recorded gains on sales of assets of $180 million recognized on the amendment and early termination of the leases on two properties operated by Sears Canada for which Sears Canada received $184 million ($191 million Canadian) in cash proceeds. Additionally, in 2013, we recorded gains on sales of assets of $357 million recognized on the surrender and early termination of the leases of five properties operated by Sears Canada, for which Sears Canada received $381 million ($400 million Canadian) in cash proceeds. Gains on sales of assets recorded during 2013 also include gains of $67 million related to the sale of one store previously operated under The Great Indoors format, two Sears Full-line stores and two Kmart stores for which we received $98 million in cash proceeds.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

During 2012, the gain on sales of assets included gains of $386 million recognized in connection with real estate transactions which included a gain of $223 million recognized on the sale of 11 (six owned and five leased) Sears Full-line store locations to General Growth Properties for $270 million in cash proceeds, and a gain of $163 million recognized on the surrender and early termination of the leases on three properties operated by Sears Canada, under an agreement with The Cadillac Fairview Corporation Limited for which Sears Canada received $171 million ($170 million Canadian) in cash proceeds. The gain on sales of assets recorded during 2012 also included a gain of $33 million related to the sale of one store operated under The Great Indoors format, one Sears Full-line store, and one Kmart store.
During 2011, the gain on sales of assets included a gain of $33 million recognized on the sale of two stores operated under The Great Indoors format and one Kmart store.
One of the gains recognized in 2013 was for the surrender and early termination of one lease operated by Sears Canada. We surrendered all of our rights and obligations under our preexisting lease agreement related to certain floors, and agreed to surrender these premises by March 2014. Sears Canada will continue to lease floors currently used as office space under terms consistent with the existing lease. We determined that there is no continuing involvement related to the floors surrendered as we have transferred all of the risks and rewards of ownership to the landlord, and therefore immediate gain recognition is appropriate.
In connection with the other transactions, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in periods ranging up to 23 months from the date of closing to facilitate an orderly wind down of operations.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 12—GOODWILL AND INTANGIBLE ASSETS

The following summarizes our intangible assets at February 1, 2014 and February 2, 2013, respectively, the amortization expenses recorded for the years then ended, as well as our estimated amortization expense for the next five years and thereafter.

		February 1, 2014		February 2, 2013
millions	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Favorable lease rights	30	$273	$141	$293	$148
Contractual arrangements and customer lists	9	217	202	218	188
Trade names	7	74	74	74	71
		564	417	585	407
Non-amortizing intangible assets:
Trade names		2,703	—	2,703	—
Total		$3,267	$417	$3,288	$407

Annual Amortization Expense
2013	$28
2012	56
2011	56

Estimated Amortization
2014	$22
2015	10
2016	7
2017	7
2018	6
Thereafter	93
Goodwill is the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method. We recorded $1.7 billion in goodwill in connection with the Merger. We recorded $12 million in connection with our acquisition of an additional 3% interest in Sears Canada during 2008.
Changes in the carrying amount of goodwill by segment during years 2012 and 2013 were as follows:

millions	Sears Domestic	Sears Canada	Total
Balance, January 28, 2012:
Goodwill	$546	$295	$841
2012 activity:
Separation of Sears Hometown and Outlet Stores, Inc.	(167)	—	(167)
Impairment charges	—	(295)	(295)
Balance, February 2, 2013 and February 1, 2014	$379	$—	$379

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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 13—STORE CLOSING CHARGES, SEVERANCE COSTS AND IMPAIRMENTS
Store Closings and Severance
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that we believe can be realized through sub-leasing the leased space. During 2013, 2012 and 2011, respectively, we closed 70, 92 and 18 stores in our Kmart segment and 23, 147 and 47 stores in our Sears Domestic segment we previously announced would close. We recorded charges for the related lease obligations of $16 million, $34 million and $1 million for 14, 61 and 6 of these stores at Kmart during 2013, 2012 and 2011, respectively, and of $34 million and $4 million for 50 and 8 of these stores at Sears Domestic during 2012 and 2011, respectively.
We do not expect additional charges recorded during 2014 related to stores we made the decision to close in 2013 to be material.
We made the decision to close 113, 48 and 74 stores in our Kmart segment and 32, 12 and 173 stores in our Sears Domestic segment during 2013, 2012 and 2011, respectively.
Store closing costs and severance recorded for 2013, 2012 and 2011 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$45	$10	$16	$18	$12	$101
Sears Domestic	11	(3)	(39)	—	12	(19)
Sears Canada	1	52	—	2	—	55
Total 2013 costs	$57	$59	$(23)	$20	$24	$137

Kmart	$21	$13	$34	$8	$9	$85
Sears Domestic	14	2	34	(6)	13	57
Sears Canada	—	16	(1)	5	—	20
Total 2012 costs	$35	$31	$67	$7	$22	$162

Kmart	$46	$14	$1	$15	$5	$81
Sears Domestic	84	41	4	31	85	245
Sears Canada	—	18	—	—	—	18
Total 2011 costs	$130	$73	$5	$46	$90	$344
_____________

(1)	Recorded within Cost of sales, buying and occupancy on the Consolidated Statements of Operations.

(2)
Recorded within Selling and administrative on the Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)
2013 costs include $13 million recorded within impairment charges and $11 million recorded within Depreciation and amortization on the Consolidated Statements of Operations. 2011 costs include $82 million recorded within impairment charges and $8 million recorded within Depreciation and amortization on the Consolidated Statements of Operations. 2012 costs are recorded within Depreciation and amortization on the Consolidated Statements of Operations.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Store closing cost accruals of $199 million and $193 million at February 1, 2014 and February 2, 2013, respectively, were as follows:

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at January 28, 2012	$59	$64	$36	$159
Store closing costs	31	86	7	124
Store closing capital lease obligations	—	9	—	9
Payments/utilizations	(49)	(21)	(29)	(99)
Balance at February 2, 2013	41	138	14	193
Store closing costs	59	3	20	82
Store closing capital lease obligations	—	2	—	2
Payments/utilizations	(37)	(24)	(17)	(78)
Balance at February 1, 2014	$63	$119	$17	$199
Goodwill
See Note 12 for further information regarding our goodwill impairment charges recorded in 2012 and 2011.
Long-Lived Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, we performed an impairment test of certain of our long-lived assets (principally the value of buildings and other fixed assets associated with our stores) due to events and changes in circumstances during 2013, 2012 and 2011 that indicated an impairment might have occurred. The impairment review was triggered by establishing a valuation allowance against certain deferred income tax assets, as well as a decline in operating performance at certain locations. As a result of this impairment testing, the Company recorded impairment charges of $220 million, $35 million and $16 million during 2013, 2012 and 2011, respectively. The impairment charges recorded during 2013 included a $67 million charge at Kmart, a $140 million charge at Sears Domestic, and a $13 million charge at Sears Canada. The impairment charges recorded during 2012 included a $10 million charge at Kmart and a $25 million charge at Sears Domestic. The impairment charges recorded during 2011 included a $10 million charge at Kmart and a $6 million charge at Sears Domestic.
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
Rental expense for operating leases was as follows:

millions	2013	2012	2011
Minimum rentals	$762	$824	$837
Percentage rentals	15	17	19
Less-Sublease rentals	(56)	(47)	(30)
Total	$721	$794	$826

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Minimum lease obligations, excluding taxes, insurance and other expenses payable directly by us, for leases in effect at February 1, 2014, were as follows:

	Minimum Lease Commitments
millions	Capital	Operating
2014	$102	$684
2015	90	605
2016	73	499
2017	51	383
2018	32	289
Later years	131	1,314
Total minimum lease payments(1)	479	3,774
Less-minimum sublease income		(128)
Net minimum lease payments		$3,646
Less:
Estimated executory costs	(41)
Interest at a weighted average rate of 6.4%	(92)
Capital lease obligations	346
Less current portion of capital lease obligations	(70)
Long-term capital lease obligations	$276
_____________

(1)	Sears Canada: Total operating minimum lease payments of $379 million.
NOTE 15—RELATED PARTY DISCLOSURE
Investment of Surplus Cash
Our Board has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf, other than Mr. Lampert's compensation as our Chief Executive Officer. ESL beneficially owned approximately 48% of our outstanding common stock at December 3, 2013.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Unsecured Commercial Paper
During 2013 and 2012, ESL and its affiliates purchased unsecured commercial paper issued by Sears Roebuck Acceptance Corp. (“SRAC”), an indirect wholly owned subsidiary of Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate, and principal amount outstanding for this commercial paper was 28.9 days, 2.76% and $184 million and 31.6 days, 2.38% and $202 million, respectively, in 2013 and 2012. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2013 was $305 million and the aggregate amount of interest paid by SRAC to ESL during 2013 was $6 million. ESL held none of our commercial paper at February 1, 2014, including any held by Mr. Lampert. ESL held $285 million in principal amount of our commercial paper at February 2, 2013, which included $169 million held by Mr. Lampert. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
Senior Secured Notes
In 2011, Mr. Lampert and ESL purchased an aggregate of $95 million of principal amount of the Company’s 6 5/8% Senior Secured Notes due 2018 (the "6 5/8% Notes") and $10 million of principal amount of unsecured notes issued by SRAC and another indirect wholly owned subsidiary of Sears Holdings, Sears DC Corp. (the “Subsidiary Notes”). The Subsidiary Notes issued by Sears DC Corp. matured in 2012. At both February 1, 2014 and February 2, 2013, Mr. Lampert and ESL held an aggregate of $95 million of principal amount of 6 5/8% Notes and $3 million of principal amount of Subsidiary Notes.
Trade Receivable Put Agreements
On January 26, 2012, ESL entered into an agreement with a financial institution to acquire from the financial institution an undivided participating interest in a certain percentage of its rights and obligations under trade receivable put agreements that were entered into with certain vendors of the Company. These agreements generally provide that, in the event of a bankruptcy filing by the Company, the financial institution will purchase such vendors’ accounts receivable arising from the sale of goods or services to the Company. ESL may from time to time choose to purchase an 80% undivided participating interest in the rights and obligations primarily arising under future trade receivable put agreements that the financial institution enters into with our vendors during the term of its agreement. The Company is neither a party nor will it become a party to any of these agreements. At February 1, 2014 and February 2, 2013, ESL held a participation interest totaling $80 million and $234 million, respectively, in the financial institution’s agreements relating to the Company.
Sears Canada
ESL owns approximately 28% of the outstanding common shares of Sears Canada.
SHO
Holdings, and certain of its subsidiaries, engage in transactions with SHO pursuant to various agreements with SHO which, among other things, (1) govern the principal transactions relating to the rights offering and certain aspects of our relationship with SHO following the separation, (2) establish terms under which Holdings and certain of its subsidiaries will provide SHO with services, and (3) establish terms pursuant to which Holdings and certain of its subsidiaries will obtain merchandise for SHO. ESL owns approximately 48% of the outstanding common stock of SHO (based on publicly available information as of June 12, 2013).
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
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At February 1, 2014 and February 2, 2013, Holdings reported a net amount receivable from SHO of $68 million and $79 million, respectively, in the Accounts receivable line of the Consolidated Balance Sheet. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $1.7 billion during 2013 and $513 million during the period following the separation of SHO from October 12, 2012 through February 2, 2013. The net amounts SHO earned related to commissions were $89 million during 2013 and $60 million during the period following the separation of SHO from October 12, 2012 through February 2, 2013. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 for further information related to these guarantees.
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
NOTE 16—SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at February 1, 2014 and February 2, 2013 consisted of the following:

millions	February 1, 2014	February 2, 2013
Unearned revenues	$836	$843
Self-insurance reserves	686	714
Other	486	569
Total	$2,008	$2,126
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States and Canada. The merchandise and service categories are as follows:

(i)	Hardlines—consists of appliances, consumer electronics, lawn & garden, tools & hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women's, men's, kids', footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore; and

(iv)	Service—includes repair, installation and automotive service and extended contract revenue;

(v)	Other—includes revenues earned in connection with our agreements with SHO, as well as credit revenues and licensed business revenues.

	2013
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services:
Hardlines	$4,037	$9,355	$1,866	$15,258
Apparel and Soft Home	4,298	5,197	1,742	11,237
Food and Drug	4,772	16	—	4,788
Service	—	2,502	131	2,633
Other	87	2,128	57	2,272
Total merchandise sales and services	13,194	19,198	3,796	36,188
Costs and expenses:
Cost of sales, buying and occupancy	10,329	14,324	2,780	27,433
Selling and administrative	3,083	5,216	1,085	9,384
Depreciation and amortization	129	511	92	732
Impairment charges	70	150	13	233
Gain on sales of assets	(66)	(63)	(538)	(667)
Total costs and expenses	13,545	20,138	3,432	37,115
Operating income (loss)	$(351)	$(940)	$364	$(927)
Total assets	$3,902	$12,206	$2,153	$18,261
Capital expenditures	$63	$196	$70	$329

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services:
Hardlines	$4,486	$11,870	$2,246	$18,602
Apparel and Soft Home	4,588	5,434	1,856	11,878
Food and Drug	5,398	38	—	5,436
Service	—	2,604	151	2,755
Other	95	1,031	57	1,183
Total merchandise sales and services	14,567	20,977	4,310	39,854
Costs and expenses:
Cost of sales, buying and occupancy	11,158	15,107	3,075	29,340
Selling and administrative	3,284	6,184	1,192	10,660
Depreciation and amortization	147	578	105	830
Impairment charges	10	25	295	330
Gain on sales of assets	(37)	(261)	(170)	(468)
Total costs and expenses	14,562	21,633	4,497	40,692
Operating income (loss)	$5	$(656)	$(187)	$(838)
Total assets	$4,304	$12,648	$2,388	$19,340
Capital expenditures	$122	$171	$85	$378

	2011
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services:
Hardlines	$4,765	$13,022	$2,377	$20,164
Apparel and Soft Home	4,723	5,471	2,011	12,205
Food and Drug	5,705	41	—	5,746
Service	—	2,657	184	2,841
Other	92	458	61	611
Total merchandise sales and services	15,285	21,649	4,633	41,567
Costs and expenses:
Cost of sales, buying and occupancy	11,818	15,849	3,299	30,966
Selling and administrative	3,371	6,042	1,251	10,664
Depreciation and amortization	149	601	103	853
Impairment charges	15	634	—	649
Gain on sales of assets	(34)	(30)	—	(64)
Total costs and expenses	15,319	23,096	4,653	43,068
Operating loss	$(34)	$(1,447)	$(20)	$(1,501)
Total assets	$4,548	$13,913	$2,920	$21,381
Capital expenditures	$118	$225	$89	$432

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
We are subject to various other legal and governmental proceedings and investigations, including some involving the practices and procedures in our more highly regulated businesses and many involving litigation incidental to those and other businesses. Some matters contain class action allegations, environmental and asbestos exposure allegations and other consumer-based, regulatory or qui tam claims, each of which may seek compensatory, punitive or treble damage claims (potentially in large amounts), as well as other types of relief. Additionally, some of these claims or actions, such as the qui-tam claims, have the potential for significant statutory penalties.
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
NOTE 19—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2013
millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$8,452	$8,871	$8,272	$10,593
Cost of sales, buying and occupancy	6,296	6,685	6,341	8,111
Selling and administrative	2,218	2,291	2,262	2,613
Net loss attributable to Holdings' shareholders	(279)	(194)	(534)	(358)
Basic net loss per share attributable to Holdings' shareholders	(2.63)	(1.83)	(5.03)	(3.37)
Diluted net loss per share attributable to Holdings' shareholders	(2.63)	(1.83)	(5.03)	(3.37)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	2012
millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,270	$9,467	$8,857	$12,260
Cost of sales, buying and occupancy	6,703	6,936	6,604	9,097
Selling and administrative	2,445	2,437	2,496	3,282
Net income (loss) attributable to Holdings' shareholders	189	(132)	(498)	(489)
Basic net income (loss) per share attributable to Holdings' shareholders	1.78	(1.25)	(4.70)	(4.61)
Diluted net income (loss) per share attributable to Holdings' shareholders	1.78	(1.25)	(4.70)	(4.61)
Per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.
NOTE 20—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At February 1, 2014, the principal amount outstanding of the Company’s 6 5/8% senior secured notes due 2018 was $1.24 billion. These notes were issued in 2010 by Sears Holdings Corporation (“Parent”). The 6 5/8% Notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by Sears Holdings Management Corporation and SRAC (the “guarantor subsidiaries”). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at February 1, 2014 and February 2, 2013, and the Condensed Consolidating Statements of Operations, the Consolidating Statements of Comprehensive Income (Loss) and the Condensed Consolidating Statements of Cash flows for 2013, 2012 and 2011 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
Merchandise sales and services included revenues of $1.7 billion and $2.3 billion from SHO for 2012 and 2011, respectively. Net income (loss) attributable to Holdings' shareholders included net income of approximately $51 million and $33 million from SHO for 2012 and 2011, respectively. The financial information for SHO is reflected within the guarantor subsidiaries balances for these periods. The condensed consolidated financial information as of and for the periods ended February 1, 2014 and February 2, 2013 reflects the effects of the separation of SHO.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

 Condensed Consolidating Balance Sheet
February 1, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$537	$491	$—	$1,028
Intercompany receivables	—	—	25,884	(25,884)	—
Accounts receivable	—	425	128	—	553
Merchandise inventories	—	6,356	678	—	7,034
Prepaid expenses and other current assets	44	873	375	(948)	344
Total current assets	44	8,191	27,556	(26,832)	8,959
Total property and equipment, net	—	3,906	1,488	—	5,394
Goodwill and intangible assets	—	944	2,285	—	3,229
Other assets	13	240	2,603	(2,177)	679
Investment in subsidiaries	14,743	25,303	—	(40,046)	—
TOTAL ASSETS	$14,800	$38,584	$33,932	$(69,055)	$18,261
Current liabilities
Short-term borrowings	$—	$1,332	$—	$—	$1,332
Current portion of long-term debt and capitalized lease obligations	—	70	13	—	83
Merchandise payables	—	2,213	283	—	2,496
Intercompany payables	12,103	13,781	—	(25,884)	—
Short-term deferred tax liabilities	2	408	—	(23)	387
Other current liabilities	26	2,412	2,374	(925)	3,887
Total current liabilities	12,131	20,216	2,670	(26,832)	8,185
Long-term debt and capitalized lease obligations	1,238	3,781	76	(2,261)	2,834
Pension and postretirement benefits	—	1,681	261	—	1,942
Long-term deferred tax liabilities	—	128	955	26	1,109
Other long-term liabilities	—	805	1,453	(250)	2,008
Total Liabilities	13,369	26,611	5,415	(29,317)	16,078
EQUITY
Shareholder’s equity	1,431	11,973	28,517	(40,182)	1,739
Noncontrolling interest	—	—	—	444	444
Total Equity	1,431	11,973	28,517	(39,738)	2,183
TOTAL LIABILITIES AND EQUITY	$14,800	$38,584	$33,932	$(69,055)	$18,261

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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations
For the Year Ended February 1, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$32,391	$7,202	$(3,405)	$36,188
Cost of sales, buying and occupancy	—	25,035	4,128	(1,730)	27,433
Selling and administrative	2	8,865	2,192	(1,675)	9,384
Depreciation and amortization	—	557	175	—	732
Impairment charges	—	220	13	—	233
Gain on sales of assets	—	(129)	(538)	—	(667)
Total costs and expenses	2	34,548	5,970	(3,405)	37,115
Operating income (loss)	(2)	(2,157)	1,232	—	(927)
Interest expense	(217)	(394)	(85)	442	(254)
Interest and investment income	—	43	606	(442)	207
Other income	—	—	2	—	2
Income (loss) before income taxes	(219)	(2,508)	1,755	—	(972)
Income tax (expense) benefit	37	469	(650)	—	(144)
Equity (deficit) in earnings in subsidiaries	(934)	894	—	40	—
Net income (loss)	(1,116)	(1,145)	1,105	40	(1,116)
Income attributable to noncontrolling interests	—	—	—	(249)	(249)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(1,116)	$(1,145)	$1,105	$(209)	$(1,365)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations
For the Year Ended February 2, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$35,417	$8,032	$(3,595)	$39,854
Cost of sales, buying and occupancy	—	26,531	4,619	(1,810)	29,340
Selling and administrative	2	10,054	2,389	(1,785)	10,660
Depreciation and amortization	—	634	196	—	830
Impairment charges	—	35	295	—	330
Gain on sales of assets	—	(298)	(170)	—	(468)
Total costs and expenses	2	36,956	7,329	(3,595)	40,692
Operating income (loss)	(2)	(1,539)	703	—	(838)
Interest expense	(227)	(391)	(107)	458	(267)
Interest and investment income	—	43	509	(458)	94
Other income	—	—	1	—	1
Income (loss) before income taxes	(229)	(1,887)	1,106	—	(1,010)
Income tax (expense) benefit	89	527	(660)	—	(44)
Equity (deficit) in earnings in subsidiaries	(914)	65	—	849	—
Net income (loss)	(1,054)	(1,295)	446	849	(1,054)
Loss attributable to noncontrolling interests	—	—	—	124	124
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(1,054)	$(1,295)	$446	$973	$(930)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations
For the Year Ended January 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$36,714	$8,354	$(3,501)	$41,567
Cost of sales, buying and occupancy	—	27,850	4,862	(1,746)	30,966
Selling and administrative	2	9,926	2,491	(1,755)	10,664
Depreciation and amortization	—	680	173	—	853
Impairment charges	—	649	—	—	649
Gain on sales of assets	—	(63)	(1)	—	(64)
Total costs and expenses	2	39,042	7,525	(3,501)	43,068
Operating income (loss)	(2)	(2,328)	829	—	(1,501)
Interest expense	(224)	(388)	(112)	435	(289)
Interest and investment income	—	41	435	(435)	41
Other loss	—	—	(2)	—	(2)
Income (loss) from continuing operations before income taxes	(226)	(2,675)	1,150	—	(1,751)
Income tax (expense) benefit	43	(785)	(627)	—	(1,369)
Equity (deficit) in earnings in subsidiaries	(2,964)	151	—	2,813	—
Income (loss) from continuing operations	(3,147)	(3,309)	523	2,813	(3,120)
Loss from discontinued operations, net of tax	—	—	(27)	—	(27)
Net income (loss)	(3,147)	(3,309)	496	2,813	(3,147)
Loss attributable to noncontrolling interests	—	—	—	7	7
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(3,147)	$(3,309)	$496	$2,820	$(3,140)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended February 1, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,116)	$(1,145)	$1,105	$40	$(1,116)
Other comprehensive income (loss):
Pension and postretirement adjustments, net of tax	—	320	102	—	422
Deferred gain on derivatives, net of tax	2	—	—	—	2
Currency translation adjustments, net of tax	9	—	(80)	—	(71)
Unrealized net loss, net of tax	—	(2)	(213)	215	—
Total other comprehensive income (loss)	11	318	(191)	215	353
Comprehensive income (loss)	(1,105)	(827)	914	255	(763)
Comprehensive income attributable to noncontrolling interest	—	—	—	(260)	(260)
Comprehensive income (loss) attributable to Holdings’ shareholders	$(1,105)	$(827)	$914	$(5)	$(1,023)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended February 2, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,054)	$(1,295)	$446	$849	$(1,054)
Other comprehensive income (loss):
Pension and postretirement adjustments, net of tax	—	60	14	—	74
Deferred gain on derivatives, net of tax	5	—	—	—	5
Currency translation adjustments, net of tax	6	—	(1)	—	5
Unrealized net gain (loss), net of tax	—	(270)	177	93	—
Total other comprehensive income (loss)	11	(210)	190	93	84
Comprehensive income (loss)	(1,043)	(1,505)	636	942	(970)
Comprehensive loss attributable to noncontrolling interest	—	—	—	124	124
Comprehensive income (loss) attributable to Holdings’ shareholders	$(1,043)	$(1,505)	$636	$1,066	$(846)

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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended February 1, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(2,344)	$1,235	$—	$(1,109)
Proceeds from sales of property and investments	—	155	840	—	995
Net increase in investments and restricted cash	—	—	(2)	—	(2)
Purchases of property and equipment	—	(258)	(71)	—	(329)
Net investing with Affiliates	—	—	245	(245)	—
Net cash provided by (used in) investing activities	—	(103)	1,012	(245)	664
Proceeds from debt issuances	—	990	4	—	994
Repayments of long-term debt	—	(65)	(18)	—	(83)
Increase in short-term borrowings, primarily 90 days or less	—	238	—	—	238
Debt issuance costs	—	(14)	—	—	(14)
Sears Canada dividend paid to noncontrolling shareholders	—	243	(476)	—	(233)
Intercompany dividend	604	92	(696)	—	—
Net borrowing with Affiliates	(604)	1,180	(821)	245	—
Net cash provided by (used in) financing activities	—	2,664	(2,007)	245	902
Effect of exchange rate changes on cash and cash equivalents	—	—	(38)	—	(38)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	217	202	—	419
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	320	289	—	609
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$537	$491	$—	$1,028

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended February 2, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(1,356)	$1,053	$—	$(303)
Proceeds from sales of property and investments	—	353	179	—	532
Net decrease in investments and restricted cash	—	—	37	—	37
Purchases of property and equipment	—	(293)	(85)	—	(378)
Net investing with Affiliates	—	—	(236)	236	—
Net cash provided by (used in) investing activities	—	60	(105)	236	191
Proceeds from debt issuances	—	—	5	—	5
Repayments of long-term debt	—	(214)	(121)	—	(335)
Decrease in short-term borrowings, primarily 90 days or less	—	(81)	—	—	(81)
Sears Hometown and Outlet Stores, Inc. pre-separation funding	—	100	—	—	100
Intercompany dividend	100	(100)	—	—	—
Proceeds from the sale of Sears Hometown and Outlet Stores, Inc.	347	—	—	—	347
Debt issuance costs	—	(3)	—	—	(3)
Purchase of Sears Canada shares	—	—	(10)	—	(10)
Sears Canada dividend paid to minority shareholders	—	52	(102)	—	(50)
Net borrowing with Affiliates	(447)	1,526	(843)	(236)	—
Net cash provided by (used in) financing activities	—	1,280	(1,071)	(236)	(27)
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(16)	(122)	—	(138)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	336	411	—	747
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$320	$289	$—	$609

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended January 28, 2012

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities – continuing operations	$—	$(1,506)	$1,199	$—	$(307)
Net cash provided by operating activities – discontinued operations	—	—	32	—	32
Net cash provided by (used in) operating activities	—	(1,506)	1,231	—	(275)
Proceeds from sales of property and investments	—	72	—	—	72
Net increase in investments and restricted cash	—	—	8	—	8
Purchases of property and equipment	—	(342)	(90)	—	(432)
Net investing with Affiliates	—	—	(275)	275	—
Net cash used in investing activities – continuing operations	—	(270)	(357)	275	(352)
Net cash provided by investing activities – discontinued operations	—	—	43	—	43
Net cash used in investing activities	—	(270)	(314)	275	(309)
Proceeds from debt issuances	—	—	104	—	104
Repayments of long-term debt	—	(481)	(130)	—	(611)
Increase in short-term borrowings, primarily 90 days or less	—	815	—	—	815
Debt issuance costs	—	(35)	—	—	(35)
Purchase of Sears Canada shares	—	—	(43)	—	(43)
Purchase of treasury stock	—	(183)	—		(183)
Net borrowing with Affiliates	(140)	1,190	(775)	(275)	—
Net cash provided by (used in) financing activities – continuing operations	(140)	1,306	(844)	(275)	47
Net cash provided by (used in) financing activities – discontinued operations	—	28	(103)	—	(75)
Net cash provided by (used in) financing activities	(140)	1,334	(947)	(275)	(28)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(140)	(442)	(30)	—	(612)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	140	778	441	—	1,359
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$336	$411	$—	$747

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 21—SUBSEQUENT EVENT
On March 14, 2014, the Company announced that its board of directors approved the previously announced separation of its Lands’ End business by means of a spin-off transaction. To effect the spin-off, Sears Holdings will distribute all of the outstanding shares of common stock of Lands' End, Inc. on a pro rata basis to holders of Sears Holdings common stock, except that holders of Sears Holdings’ restricted stock that is unvested as of the record date will receive cash awards in lieu of Lands' End shares. The cash awards granted to holders of Sears Holdings restricted stock will be subject to the same vesting requirements as the related restricted stock.
In connection with the spin-off, we expect Lands' End to enter into a $515 million term loan and $175 million revolving credit facility. The Company will receive a $500 million dividend from Lands' End immediately prior to consummation of the spin-off. The transaction is expected to be completed in the first quarter of 2014 and we currently expect that the transaction will receive tax-free spin-off treatment.

Sears Holdings Corporation
Schedule II-Valuation and Qualifying Accounts
Years 2013, 2012 and 2011

millions	Balance at beginning of period	Additions charged to costs and expenses	(Deductions)	Balance at end of period

Allowance for Doubtful Accounts(1):
2013	$28	$6	$(2)	$32
2012	28	5	(5)	28
2011	35	1	(8)	28

Allowance for Deferred Tax Assets(2):
2013	2,743	726	(103)	3,366
2012	2,268	531	(56)	2,743
2011	153	2,118	(3)	2,268
__________________

(1)	Charges to the account are for the purposes for which the reserves were created.

(2)
At the end of 2012 we had a federal and state net operating loss (“NOL”) deferred tax asset of $722 million and a valuation allowance of $2.7 billion. In 2013, there was a net increase to the federal and state NOL deferred tax asset of $465 million, bringing the ending balance to $1.2 billion. The increase in NOLs resulted from additional federal and state losses incurred during 2013, netted against state NOL expirations. The valuation allowance increased by $623 million to $3.4 billion at the end of 2013. Additional valuation allowances for federal and state were created against NOLs, Kmart state separate entity deferred tax assets, and other deferred tax assets, and were netted against state valuation allowance reversals due to expiring state NOLs.

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
Management assessed the effectiveness of the Company's internal control over financial reporting at February 1, 2014. In making its assessment, management used the criteria set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The assessment included the documentation and understanding of the Company's internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.
Based on this evaluation, management concluded that, at February 1, 2014, the Company's internal control over financial reporting is effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles.
Deloitte & Touche LLP, independent registered public accounting firm, has reported on the effectiveness of the Company's internal control over financial reporting at February 1, 2014, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Sears Holdings Corporation
Hoffman Estates, Illinois
We have audited the accompanying consolidated balance sheets of Sears Holdings Corporation and subsidiaries (the “Company”) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended February 1, 2014. Our audits also included the consolidated financial statement schedule listed in the Index at Item 8. We also have audited the Company's internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Sears Holdings Corporation and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As disclosed in Note 1 to the Consolidated Financial Statements, the Company completed the spin-off of Orchard Supply Hardware Stores Corporation during 2011.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
March 18, 2014

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
Information required by Item 10 with respect to directors, the audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings “Item 1. Election of Directors,” “Committees of the Board of Directors,” “Director Independence” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement for our annual meeting of stockholders to be held on May 6, 2014 (the “2014 Proxy Statement.”) and is incorporated herein by reference.
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
Information regarding executive and director compensation is incorporated by reference to the material under the headings “Executive Compensation,” “Compensation of Directors,” and “Compensation Committee Report” of the 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Amount and Nature of Beneficial Ownership” of the 2014 Proxy Statement.

See also “Equity Compensation Plan Information” in Item 5 of this Report for a discussion of securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings “Certain Relationships and Transactions,” “Review and Approval of Transactions with Related Persons” and “Corporate Governance” of the 2014 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading “Independent Registered Public Accounting Firm Fees” of the 2014 Proxy Statement.

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
Date: March 18, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

	* EDWARD S. LAMPERT	Director, Chairman of the Board of Directors, and Chief Executive Officer (principal executive officer)	March 18, 2014
Edward S. Lampert

	* ROBERT A. SCHRIESHEIM	Executive Vice President and Chief Financial Officer (principal financial officer)	March 18, 2014
Robert A. Schriesheim

	* ROBERT A. RIECKER	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 18, 2014
Robert A. Riecker

	* CESAR L. ALVAREZ	Director	March 18, 2014
Cesar L. Alvarez

	* PAUL G. DEPODESTA	Director	March 18, 2014
Paul G. DePodesta

	* WILLIAM C. KUNKLER, III	Director	March 18, 2014
William C. Kunkler, III

	* STEVEN T. MNUCHIN	Director	March 18, 2014
Steven T. Mnuchin

	* ANN N. REESE	Director	March 18, 2014
Ann N. Reese

	* THOMAS J. TISCH	Director	March 18, 2014
Thomas J. Tisch

By	/S/ ROBERT A. RIECKER
* Robert A. Riecker
Individually and as Attorney-in-fact

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, dated January 22, 2014, filed on January 24, 2014 (File No. 000-51217)).

4.1	Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

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

10.4
Second Amended and Restated Credit Agreement, dated as of April 8, 2011, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the lenders party thereto, Wells Fargo Bank, National Association and General Electric Capital Corporation, as Co-Collateral Agents, Wells Fargo Capital Finance, LLC and General Electric Capital Corporation, as Co-Syndication Agents, Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc. as Co-Documentation Agents, and Bank of America, N.A. as Agent, Co-Collateral Agent and Swingline Lender (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (File No. 000-51217)). (1)

10.5
First Amendment to the Second Amended and Restated Credit Agreement, dated as of October 2, 2013, between Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, the Revolving Lenders party thereto, the Term Lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K dated October 2, 2013, filed on October 2, 2013 (File No. 000-51217)).

10.6
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

10.12	Sears Holdings Corporation 2006 Stock Plan, as amended (incorporated by reference to Appendix C to Registrant's Proxy Statement dated March 15, 2006 (File No. 00051217)).**

10.13	Sears Holdings Corporation 2013 Stock Plan (incorporated by reference to Appendix A to Registrant's Proxy Statement dated March 28, 2013 (File No. 00051217)).**

10.14	Sears Holdings Corporation Amended and Restated Umbrella Incentive Program (incorporated by reference to Appendix C to Registrant's Proxy Statement dated March 28, 2013 (File No. 00051217)).**

10.15
Amendment to the Performance Measures under the Amended and Restated Sears Holdings Corporation Umbrella Incentive Program (incorporated by reference to Appendix B to Registrant's Proxy Statement dated March 28, 2013 (File No. 00051217)).**

10.16
Form of Sears Holdings Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011(File No. 000-51217)).**

*10.17	Form of Sears Holdings Corporation Restricted Stock Award Agreement: Terms and Conditions.**

*10.18	Form of Sears Holdings Corporation Restricted Stock Unit Award Agreement: Terms and Conditions.**

10.19
Form of Cash Right - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (the “2011 10-K”)).**

10.20
Form of Cash Award - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated September 28, 2012, filed on September 28, 2012 (File No. 000-51217)).**

10.21
Form of Cash Award - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated November 30, 2012, filed on November 30, 2012 (File No. 000-51217)).**

10.22	Form of LTIP Award Agreement (incorporated by reference to Exhibit 10.45 to the 2006 10-K) (File No. 000-51217).**

10.23
Sears Holdings Corporation Long-Term Incentive Program, effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (File No. 000-51217)).**

10.24
2012 Additional Definitions under the Sears Holdings Corporation Long-Term Incentive Program (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K, dated September 15, 2012, filed on September 20, 2012 (File No. 000-51217)).**

10.25
2013 Additional Definitions under Sears Holdings Corporation Long-Term Incentive Program (Amended and Restated Effective February 12, 2013) (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K, dated February 12, 2013, filed on February 19, 2013 (File No. 000-51217)).**

10.26
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

*10.29	Form of Executive Severance Agreement**

10.30
Form of letter from Registrant to Edward S. Lampert relating to employment dated March 18, 2013 (incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (the “2012 10-K”)).**

*10.31	Letter from Registrant to Jeffrey A. Balagna relating to employment dated April 26, 2013.**

10.32	Letter from Registrant to Ronald D. Boire relating to employment dated February 10, 2012 (incorporated by reference to Exhibit 10.38 to the 2011 10-K).**

10.33
Executive Severance Agreement, dated and effective as of January 8, 2012, between Sears Holdings Corporation and its affiliates and subsidiaries and Ronald D. Boire (incorporated by reference to Exhibit 10.39 to the 2011 10-K).**(1)

10.34	Letter from Registrant to Imran Jooma relating to employment dated December 20, 2011(incorporated by reference to Exhibit 10.35 to the 2012 10-K).**

10.35	Letter from Registrant to Imran Jooma relating to employment dated February 5, 2013 (incorporated by reference to Exhibit 10.36 to the 2012 10-K).**

10.36
Letter from Registrant to Robert A. Schriesheim relating to employment dated August 15, 2011 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011(File No. 000-51217)).**

10.37
Executive Severance Agreement, dated and effective as of August 16, 2011, between Sears Holdings Corporation and its affiliates and subsidiaries and Robert A. Schriesheim (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011(File No. 000-51217)).**(1)

*12	Computation of ratio of earnings to fixed charges for Registrant and consolidated subsidiaries.

*21	Subsidiaries of the Registrant.

*23	Consent of Deloitte & Touche LLP.

*24	Powers of Attorney of certain officers and directors of Registrant.

*31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Annual Report on Form 10-K for the year ended February 1, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations for the years ended February 1, 2014, February 2, 2013 and January 28, 2012; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended February 1, 2014, February 2, 2013 and January 28, 2012; (iii) the Consolidated Balance Sheets at February 1, 2014 and February 2, 2013; (iv) the Consolidated Statements of Cash Flows for the years ended February 1, 2014, February 2, 2013 and January 28, 2012; (v) the Consolidated Statements of Equity for the years ended February 1, 2014, February 2, 2013 and January 28, 2012; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

__________________

*	Filed herewith

**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

(1)	Confidential treatment was granted as to omitted portions of this Exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.

E-4