Form 10-Q
period 2014-05-03
SEARS HOLDINGS CORP
filed 2014-05-22
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 3, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
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
Yes    ☐            No    ☒
As of May 16, 2014, the registrant had 106,439,687 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended May 3, 2014 and May 4, 2013

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended
millions, except per share data	May 3, 2014	May 4, 2013
REVENUES
Merchandise sales and services(1)	$7,879	$8,452
COSTS AND EXPENSES
Cost of sales, buying and occupancy(1)	6,051	6,296
Selling and administrative	2,089	2,218
Depreciation and amortization	155	191
Impairment charges	5	8
Gain on sales of assets	(46)	(14)
Total costs and expenses	8,254	8,699
Operating loss	(375)	(247)
Interest expense	(71)	(61)
Interest and investment income	4	7
Other loss	(3)	—
Loss before income taxes	(445)	(301)
Income tax benefit	3	9
Net loss	(442)	(292)
Loss attributable to noncontrolling interests	40	13
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(402)	$(279)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(3.79)	$(2.63)
Diluted loss per share	$(3.79)	$(2.63)
Basic weighted average common shares outstanding	106.2	106.0
Diluted weighted average common shares outstanding	106.2	106.0
(1) Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $358 million and $369 million for the 13 weeks ended May 3, 2014 and May 4, 2013, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	13 Weeks Ended
millions	May 3, 2014	May 4, 2013
Net loss	$(442)	$(292)
Other comprehensive income
Pension and postretirement adjustments, net of tax	30	46
Deferred loss on derivatives, net of tax	(1)	—
Currency translation adjustments, net of tax	11	(7)
Total other comprehensive income	40	39
Comprehensive loss	(402)	(253)
Comprehensive loss attributable to noncontrolling interests	34	14
Comprehensive loss attributable to Holdings' shareholders	$(368)	$(239)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

millions	May 3, 2014	May 4, 2013	February 1, 2014
ASSETS
Current assets
Cash and cash equivalents	$831	$471	$1,028
Restricted cash	11	10	10
Accounts receivable(1)	562	608	553
Merchandise inventories	6,726	7,900	7,034
Prepaid expenses and other current assets	397	462	334
Total current assets	8,527	9,451	8,959
Property and equipment, net	5,190	5,910	5,394
Goodwill	269	379	379
Trade names and other intangible assets	2,312	2,871	2,850
Other assets	632	785	679
TOTAL ASSETS	$16,930	$19,396	$18,261
LIABILITIES
Current liabilities
Short-term borrowings(2)	$1,230	$1,754	$1,332
Current portion of long-term debt and capitalized lease obligations	78	72	83
Merchandise payables	2,612	2,862	2,496
Other current liabilities	2,284	2,403	2,527
Unearned revenues	889	922	900
Other taxes	435	440	460
Short-term deferred tax liabilities	484	382	387
Total current liabilities	8,012	8,835	8,185
Long-term debt and capitalized lease obligations(3)	2,821	1,929	2,834
Pension and postretirement benefits	1,837	2,638	1,942
Other long-term liabilities	1,998	2,107	2,008
Long-term deferred tax liabilities	800	966	1,109
Total Liabilities	15,468	16,475	16,078
Commitments and contingencies
EQUITY
Total Equity	1,462	2,921	2,183
TOTAL LIABILITIES AND EQUITY	$16,930	$19,396	$18,261
(1) Includes $86 million, $89 million and $68 million at May 3, 2014, May 4, 2013 and February 1, 2014, respectively, of net amounts receivable from SHO.
(2)Includes $150 million and $305 million of unsecured commercial paper held by ESL and its affiliates at May 3, 2014 and May 4, 2013, respectively. ESL and its affiliates held none of our commercial paper at February 1, 2014.
(3) Includes $205 million of senior secured notes held by ESL and its affiliates at May 3, 2014, and $95 million at both May 4, 2013, and February 1, 2014, and $3 million of subsidiary notes held by ESL and its affiliates at May 3, 2014, May 4, 2013, and February 1, 2014.
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
millions	May 3, 2014	May 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(442)	$(292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155	191
Impairment charges	5	8
Gain on sales of assets	(46)	(14)
Pension and postretirement plan contributions	(102)	(89)
Settlement of Canadian dollar hedges	1	—
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(25)	(1)
Merchandise inventories	(37)	(350)
Merchandise payables	153	105
Income and other taxes	(92)	(60)
Mark-to-market adjustments and settlements on Sears Canada derivative instruments	5	—
Other operating assets	(44)	18
Other operating liabilities	(91)	(229)
Net cash used in operating activities	(560)	(713)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	79	5
Net increase in investments and restricted cash	—	(1)
Purchases of property and equipment	(72)	(60)
Net cash provided by (used in) investing activities	7	(56)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	—	1
Repayments of long-term debt	(20)	(28)
Increase (decrease) in short-term borrowings, primarily 90 days or less	(102)	660
Lands' End, Inc. pre-separation funding	515	—
Separation of Lands' End, Inc.	(31)	—
Debt issuance costs	(11)	—
Net cash provided by financing activities	351	633
Effect of exchange rate changes on cash and cash equivalents	5	(2)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(197)	(138)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,028	609
CASH AND CASH EQUIVALENTS, END OF PERIOD	$831	$471
Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$76	$16
Cash interest paid	84	68
Unpaid liability to acquire equipment and software	24	26

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Equity
(Unaudited)

	Equity Attributable to Holdings’ Shareholders
millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at February 2, 2013	106	$1	$(5,970)	$9,298	$885	$(1,459)	$417	$3,172
Comprehensive loss
Net loss	—	—	—	—	(279)	—	(13)	(292)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	44	2	46
Currency translation adjustments, net of tax	—	—	—	—	—	(4)	(3)	(7)
Total Comprehensive Loss								(253)
Stock awards	—	—	(1)	2	—	—	—	1
Associate stock purchase	—	—	1	—	—	—	—	1
Balance at May 4, 2013	106	$1	$(5,970)	$9,300	$606	$(1,419)	$403	$2,921
Balance at February 1, 2014	106	$1	$(5,963)	$9,298	$(480)	$(1,117)	$444	$2,183
Comprehensive loss
Net loss	—	—	—	—	(402)	—	(40)	(442)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	29	1	30
Deferred loss on derivatives, net of tax	—	—	—	—	—	(1)	—	(1)
Currency translation adjustments, net of tax	—	—	—	—	—	6	5	11
Total Comprehensive Loss								(402)
Stock awards	—	—	—	1	—	—	—	1
Separation of Lands' End, Inc.	—	—	—	(323)	—	2	—	(321)
Associate stock purchase	—	—	1	—	—	—	—	1
Balance at May 3, 2014	106	$1	$(5,962)	$8,976	$(882)	$(1,081)	$410	$1,462

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 1,924 full-line and specialty retail stores in the United States, operating through Kmart and Sears, and 439 full-line and specialty retail stores in Canada operating through Sears Canada Inc. ("Canada"), a 51%-owned subsidiary. We have three reportable segments: Kmart, Sears Domestic and Sears Canada.
These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The retail business is seasonal in nature, and we generate a high proportion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. These interim financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
Depreciation Expense
Depreciation expense included within depreciation and amortization expense reported on the Condensed Consolidated Statements of Operations was $150 million and $181 million for the 13-week periods ended May 3, 2014 and May 4, 2013, respectively.
Separation of Lands' End, Inc.
On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. The separation was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes. Prior to the separation, Lands' End, Inc. ("Lands' End") entered into an asset-based senior secured revolving credit facility, which provides for maximum borrowings of approximately $175 million with a letter of credit sub-limit, and a senior secured term loan facility of approximately $515 million. The proceeds of the term loan facility were used to fund a $500 million dividend to Holdings and pay fees and expenses associated with the foregoing facilities. We accounted for this spin-off in accordance with accounting standards applicable to spin-off transactions. Accordingly, we classified the carrying value of net assets of $323 million contributed to Lands' End as a reduction of capital in excess of par value in the Condensed Consolidated Statement of Equity for the period ended May 3, 2014.
Additionally, as a result of Mr. Lampert's role as our Chairman and Chief Executive Officer, and Chairman and Chief Executive Officer of ESL Investments, Inc. (together with its affiliated funds, "ESL"), and the continuing arrangements between Holdings and Lands' End (as further described in Note 14), Holdings has determined that it has significant influence over Lands' End. Accordingly, the operating results for Lands' End through the date of the spin-off are presented within the consolidated continuing operations of Holdings and the Sears Domestic segment in the accompanying Condensed Consolidated Financial Statements.
In connection with the separation, Holdings and certain of its subsidiaries entered into various agreements with Lands' End under the terms described in Note 14.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Changes in the carrying amount of goodwill by segment, which reflects the impact related to the Lands’ End spin-off, were as follows:

millions	Sears Domestic
Balance, February 1, 2014:
Goodwill	$379
2014 activity:
Separation of Lands' End, Inc.	(110)
Balance, May 3, 2014	$269
Changes in the carrying amount of trade names and other intangible assets by segment, which reflects the impact related to the Lands’ End spin-off, were as follows:

millions	Sears Domestic	Total
Balance, February 1, 2014:
Trade names and intangible assets	$2,651	$2,850
2014 activity:
Separation of Lands' End, Inc.	(531)	(531)
Amortization expense	(5)	(7)
Balance, May 3, 2014	$2,115	$2,312
NOTE 2 – BORROWINGS
Total borrowings were as follows:

millions	May 3, 2014	May 4, 2013	February 1, 2014
Short-term borrowings:
Unsecured commercial paper	$159	$377	$9
Secured borrowings	1,071	1,377	1,323
Long-term debt, including current portion:
Notes and debentures outstanding	2,569	1,582	2,571
Capitalized lease obligations	330	419	346
Total borrowings	$4,129	$3,755	$4,249
The fair value of long-term debt, excluding capitalized lease obligations, was $2.4 billion at May 3, 2014, $1.5 billion at May 4, 2013 and $2.3 billion at February 1, 2014. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 4 to the Condensed Consolidated Financial Statements.
Debt Repurchase Authorization
In 2005, our Finance Committee of the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of our outstanding indebtedness in open market or privately negotiated transactions. Our wholly owned finance subsidiary, Sears Roebuck Acceptance Corp. ("SRAC"), has repurchased $215 million of its outstanding notes. In 2011, Sears Holdings repurchased $10 million of senior secured notes. The unused balance of this authorization is $275 million.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Unsecured Commercial Paper
We borrow through the commercial paper markets. At May 3, 2014, May 4, 2013 and February 1, 2014, we had outstanding commercial paper borrowings of $159 million, $377 million and $9 million, respectively. ESL held $150 million and $305 million, respectively, of our commercial paper at May 3, 2014 and May 4, 2013, including $86 million and $178 million, respectively, held by Edward S. Lampert. ESL held none of our commercial paper at February 1, 2014, including any held by Edward S. Lampert. See Note 14 for further discussion of these borrowings.
Domestic Credit Agreement
During the first quarter of 2011, Sears Roebuck Acceptance Corp. ("SRAC"), Kmart Corporation (together with SRAC, the "Borrowers") and Holdings entered into an amended credit agreement (the "Domestic Credit Agreement"). The Domestic Credit Agreement provides for a $3.275 billion asset-based revolving credit facility (the "Revolving Facility") with a $1.5 billion letter of credit sub-limit. On October 2, 2013, Holdings and the Borrowers entered into a First Amendment (the "Amendment") to the Domestic Credit Agreement with a syndicate of lenders. Pursuant to the Amendment, the Borrowers borrowed $1.0 billion under a new senior secured term loan facility (the "Term Loan").
Advances under the Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate ("LIBOR") or a base rate, in either case plus an applicable margin. The Domestic Credit Agreement’s interest rates for LIBOR-based borrowings vary based on leverage in the range of LIBOR plus 2.0% to 2.5%. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%. Commitment fees are in a range of 0.375% to 0.625% based on usage. The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion in second lien notes were outstanding at May 3, 2014, resulting in $760 million of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018. The Revolving Facility is expected to expire in April 2016.
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
At May 3, 2014, May 4, 2013 and February 1, 2014, we had $1.1 billion, $1.4 billion and $1.3 billion, respectively, of Revolving Facility borrowings and $656 million, $747 million and $661 million, respectively, of letters of credit outstanding under the Revolving Facility. At May 3, 2014 and February 1, 2014, the amount available to borrow under the Revolving Facility was $752 million and $549 million, respectively, which reflects the effect of the

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

springing fixed charge coverage ratio covenant and the borrowing base limitation. At May 4, 2013, the amount available to borrow was $823 million, which reflects the effect of the springing fixed charge coverage ratio covenant, while the borrowing base requirement had no effect on availability. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs. At both May 3, 2014 and February 1, 2014 we had $1.0 billion of borrowings under the Term Loan.
Senior Secured Notes
In October 2010, we sold $1.0 billion aggregate principal amount of senior secured notes (the "Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company's domestic pension plan in a private placement, of which approximately $110 million remains in the domestic pension plan. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the "Collateral"). The lien that secures the Notes is junior in priority to the lien on such assets that secures obligations under the Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Notes at a premium based on the "Treasury Rate" as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.
Sears Canada Credit Agreement
In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the "Sears Canada Facility"). The Sears Canada Facility is available for Sears Canada's general corporate purposes and is secured by a first lien on inventory and credit card receivables. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and credit card receivables, subject to certain limitations. At May 3, 2014, May 4, 2013 and February 1, 2014, we had no borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $433 million ($475 million Canadian), $602 million ($607 million Canadian) and $336 million ($374 million Canadian), respectively, at May 3, 2014, May 4, 2013 and February 1, 2014. The current availability may be reduced by reserves currently estimated by the Company to be approximately $179 million, which may be applied by the lenders at their discretion pursuant to the Credit Facility agreement. As a result of judicial developments relating to the priorities of pension liability relative to certain secured obligations, Sears Canada has executed an amendment to the Sears Canada Credit Facility which would provide additional security to lenders, with respect to the Company's unfunded pension liability by pledging certain real estate assets as collateral thereby partially reducing the potential reserve amounts by up to $137 million the lenders could apply. The potential additional reserve amount may increase or decrease in the future based on estimated net pension liabilities.

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
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 125 Full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued to wholly owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the "REMIC Securities") that are secured by the mortgages and collateral assignments of the store leases. Payments to the holders on the REMIC Securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion (the "KCD Securities") were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to the holders on the KCD Securities are funded by the royalty payments. The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. In the fourth quarter of fiscal 2013, Holdings contributed all of the outstanding capital stock of Sears Re to SRe Holding Corporation, a direct wholly owned subsidiary of Holdings. Sears Re thereafter reduced its excess statutory capital through the distribution of all REMIC Securities held by it to SRe Holding Corporation. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly owned consolidated subsidiaries. At May 3, 2014, May 4, 2013 and February 1, 2014, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.7 billion at May 3, 2014, May 4, 2013 and February 1, 2014.
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
NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS
We primarily use derivatives as a risk management tool to decrease our exposure to fluctuations in the foreign currency market, and do not use derivative financial instruments for trading or speculative purposes. We are exposed to fluctuations in foreign currency exchange rates as a result of our net investment in Sears Canada. Further, Sears Canada is exposed to fluctuations in foreign currency exchange rates due to inventory purchase contracts denominated in U.S. dollars. The recorded amounts and corresponding gains on the hedging activity were not material at May 3, 2014 or for the 13-week period ended May 3, 2014.
Hedges of Net Investment in Sears Canada
During the first quarter of 2014, we entered into foreign currency forward contracts with a total Canadian notional value of $143 million, and with a weighted-average remaining life of 0.2 years at May 3, 2014. These contracts were designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada.
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
We settled foreign currency forward contracts during the 13-week period ended May 3, 2014 and received a net amount of $1 million relative to these contract settlements. As hedge accounting was applied to these contracts, an offsetting amount was recorded as a component of other comprehensive loss.
Sears Canada Hedges of Merchandise Purchases
At May 3, 2014, Sears Canada had $64 million notional amount of foreign exchange forward contracts. These forward contracts are used to reduce the foreign exchange risk with respect to U.S. dollar denominated assets and liabilities and purchases of goods or services.
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
Counterparty Credit Risk
We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with investment grade credit ratings or better at May 3, 2014, May 4, 2013 and February 1, 2014.
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
Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities, cash and domestic cash equivalents are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our long-term debt is disclosed in Note 2 to the Condensed Consolidated Financial Statements. The following tables provide the fair value measurement amounts for other financial assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value at May 3, 2014, May 4, 2013 and February 1, 2014:

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

millions	Total Fair Value Amounts at May 3, 2014	Level 1	Level 2	Level 3
Cash equivalents(1)	$172	$172	$—	$—
Restricted cash(2)	11	11	—	—
Foreign currency derivative assets(3)	2	—	2	—
Total	$185	$183	$2	$—

millions	Total Fair Value Amounts at May 4, 2013	Level 1	Level 2	Level 3
Cash equivalents(1)	$35	$35	$—	$—
Restricted cash(2)	10	10	—	—
Total	$45	$45	$—	$—

millions	Total Fair Value Amounts at February 1, 2014	Level 1	Level 2	Level 3
Cash equivalents(1)	$346	$346	$—	$—
Restricted cash(2)	10	10	—	—
Foreign currency derivative assets(3)	8	—	8	—
Total	$364	$356	$8	$—

(1)	Included within Cash and cash equivalents in our Condensed Consolidated Balance Sheets.

(2)	Included within Restricted cash in our Condensed Consolidated Balance Sheets.

(3)	Included within Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.
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
NOTE 5 – SEARS CANADA
Sears Holdings Ownership of Sears Canada
At May 3, 2014, May 4, 2013 and February 1, 2014, Sears Holdings was the beneficial holder of approximately 52 million, or 51% of the common shares of Sears Canada.
Sears Canada Share Repurchases
During the second quarter of 2013, Sears Canada renewed its Normal Course Issuer Bid with the Toronto Stock Exchange that permits it to purchase for cancellation up to 5% of its issued and outstanding common shares, representing approximately 5.1 million common shares. The purchase authorization expires on May 23, 2014, or on such earlier date as Sears Canada may complete its purchases pursuant to the Normal Course Issuer Bid. There were no share purchases during the 13-week periods ended May 3, 2014 and May 4, 2013.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Update on our Interest in Sears Canada
On May 14, 2014, we announced that we are exploring strategic alternatives for our 51% interest in Sears Canada, which has a current market value of approximately $730 million as of May 20, 2014, including a potential sale of our interest or Sears Canada as a whole. In connection with these efforts, we engaged BofA Merrill Lynch. Sears Canada's Board of Directors has advised us that Sears Canada's board and management intend to cooperate fully with us in this process to achieve value for all shareholders.
NOTE 6 – STORE CLOSING CHARGES, IMPAIRMENTS AND REAL ESTATE TRANSACTIONS
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that we believe can be realized through sub-leasing the leased space. During the first quarter of 2014, we closed 29 stores in our Kmart segment and 13 stores in our Sears Domestic segment we previously announced would close, and recorded charges for the related lease obligations of $0.3 million for five of these stores in our Kmart segment and $1 million for seven of these stores in our Sears Domestic segment. During the first quarter of 2013, we closed four stores we previously announced would close and recorded charges of $1 million at Kmart for the related lease obligations.
We expect to record additional charges of approximately $15 million during the remainder of 2014 related to stores we had previously made the decision to close.
We made the decision to close 14 stores in our Kmart segment and four stores in our Sears Domestic segment during the first quarter of 2014, and 13 stores in our Kmart segment and six stores in our Sears Domestic segment during the first quarter of 2013.
Store closing costs and severance recorded for the 13-week periods ended May 3, 2014 and May 4, 2013 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$5	$1	$—	$3	$—	$9
Sears Domestic	2	—	(2)	—	5	5
Sears Canada	—	5	5	—	—	10
Total for the 13-week period ended May 3, 2014	$7	$6	$3	$3	$5	$24

Kmart	$5	$1	$(1)	$3	$1	$9
Sears Domestic	3	1	(3)	2	8	11
Sears Canada	—	2	—	—	—	2
Total for the 13-week period ended May 4, 2013	$8	$4	$(4)	$5	$9	$22
_____________

(1)	Recorded within Cost of sales, buying and occupancy on the Condensed Consolidated Statements of Operations.

(2)
Recorded within Selling and administrative on the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)
Costs for the 13-week period ended May 3, 2014 are recorded within Impairment charges on the Condensed Consolidated Statement of Operations. Costs for the 13-week period ended May 4, 2013 include $8 million recorded within Impairment charges and $1 million recorded within Depreciation and amortization on the Condensed Consolidated Statements of Operations.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Store closing cost accruals of $180 million, $169 million and $199 million at May 3, 2014, May 4, 2013 and February 1, 2014, respectively, were as follows:

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at May 4, 2013	$26	$127	$16	$169
Store closing costs	55	7	15	77
Store closing capital lease obligations	—	2	—	2
Payments/utilizations	(18)	(17)	(14)	(49)
Balance at February 1, 2014	63	119	17	199
Store closing costs	6	6	3	15
Payments/utilizations	(20)	(5)	(9)	(34)
Balance at May 3, 2014	$49	$120	$11	$180
Real Estate Transactions
During the first quarter of 2014, we recorded gains on the sales of assets of $46 million in connection with real estate transactions, which included a gain of $13 million recognized on the sale of a distribution facility in our Sears Domestic segment for which we received $16 million of cash proceeds. Also, during the first quarter of 2014, we entered into an agreement for the surrender and early termination of one Sears Full-line store lease for which we received $40 million of cash proceeds. The gain will be deferred until the lease termination agreement is effective.
NOTE 7 – EQUITY
Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	May 3, 2014	May 4, 2013	February 1, 2014
Pension and postretirement adjustments (net of tax of $(327), $(442) and $(328), respectively)	$(1,007)	$(1,364)	$(1,036)
Cumulative unrealized derivative gain (net of tax of $0 for all periods presented)	1	—	2
Currency translation adjustments (net of tax of $(37), $(40) and $(38), respectively)	(75)	(55)	(83)
Accumulated other comprehensive loss	$(1,081)	$(1,419)	$(1,117)
Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.
Accumulated other comprehensive loss attributable to noncontrolling interests at May 3, 2014, May 3, 2014 and February 1, 2014 was $47 million, $64 million and $53 million, respectively.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Income Tax Expense Allocated to Each Component of Other Comprehensive Income
Income tax expense allocated to each component of other comprehensive income was as follows:

	13 Weeks Ended May 3, 2014			13 Weeks Ended May 4, 2013
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$31	$(1)	$30	$48	$(2)	$46
Deferred loss on derivatives	(1)	—	(1)	—	—	—
Currency translation adjustments	12	(1)	11	(8)	1	(7)
Total other comprehensive income	$42	$(2)	$40	$40	$(1)	$39

(1)	Included in the computation of net periodic benefit expense. See Note 8 to the Condensed Consolidated Financial Statements.
Common Share Repurchase Program
During the 13-week periods ended May 3, 2014 and May 4, 2013, we did not repurchase any shares of our common stock under our common share repurchase program. At May 3, 2014, we had approximately $504 million of remaining authorization under our common share repurchase program.
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

	13 Weeks Ended
millions	May 3, 2014	May 4, 2013
Components of net periodic expense:
Interest cost	$69	$75
Expected return on plan assets	(77)	(77)
Amortization of experience losses	31	48
Net periodic expense	$23	$46
Contributions
During the 13-week periods ended May 3, 2014 and May 4, 2013, we made total contributions of $102 million and $89 million, respectively, to our pension and postretirement plans. We anticipate making aggregate contributions to our domestic and Canadian defined benefit and postretirement plans of approximately $412 million over the remainder of 2014.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 9 – INCOME TAXES
We had gross unrecognized tax benefits of $141 million at May 3, 2014, $151 million at May 4, 2013 and $150 million at February 1, 2014. Of the amount at May 3, 2014, $86 million, would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13-week period ended May 3, 2014, gross unrecognized tax benefits were decreased by $9 million due to the Lands' End spin-off and foreign activity. During the 13-week period ended May 4, 2013, gross unrecognized tax benefits were decreased by $10 million due to foreign and state audit activity. We expect that our unrecognized tax benefits could decrease by as much as $6 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At May 3, 2014, May 4, 2013 and February 1, 2014, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $51 million ($35 million net of federal benefit), $53 million ($37 million net of federal benefit), and $53 million ($36 million net of federal benefit), respectively. The total amount of net interest expense recognized as part of income tax benefit in our Condensed Consolidated Statements of Operations was $2 million (net of federal benefit) for the 13-week period ended May 3, 2014.
On April 4, 2014, Holdings and Lands' End entered into a tax sharing agreement in connection with the spin-off. Pursuant to this agreement, Holdings is responsible for all pre-separation U.S. federal, state and local income taxes attributable to the Lands’ End business, and Lands’ End is responsible for all other income taxes attributable to its business, including all foreign taxes.
We file income tax returns in the United States, as well as various foreign jurisdictions. The IRS has completed its examination of Holdings’ 2008 through 2009 federal income tax returns, and we are currently working with the IRS appeals division to resolve a single issue arising from these exams. We have resolved all matters arising from prior IRS exams. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2002 through 2012, and Kmart is under examination by such jurisdictions for the years 2003 through 2012.
At the end of 2013, we had a federal and state net operating loss ("NOL") deferred tax asset of $1.2 billion, which will expire predominately between 2019 and 2034. We have credit carryforwards of $721 million, which will expire between 2015 and 2034.
At February 1, 2014, we had a valuation allowance of $3.4 billion to record only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance as the year progresses for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.
The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. For the first quarter of 2014, our effective income tax rate was a benefit of 0.7% primarily due to not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the first quarter of 2014 benefited from the current period losses attributable to Sears Canada which were partially offset by state and other foreign taxes.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States and Canada. The merchandise and service categories are as follows:

(i)	Hardlines—consists of home appliances, consumer electronics, lawn & garden, tools & hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women's, men's, kids', footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore;

(iv)	Service—includes repair, installation and automotive service and extended contract revenue; and

(v)	Other—includes revenues earned in connection with our agreements with SHO and Lands' End, as well as credit revenues and licensed business revenues.

	13 Weeks Ended May 3, 2014
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$817	$2,151	$355	$3,323
Apparel and Soft Home	951	1,022	300	2,273
Food and Drug	1,109	2	—	1,111
Service	4	584	31	619
Other	16	526	11	553
Total merchandise sales and services	2,897	4,285	697	7,879
Costs and expenses
Cost of sales, buying and occupancy	2,302	3,216	533	6,051
Selling and administrative	691	1,172	226	2,089
Depreciation and amortization	23	114	18	155
Impairment charges	—	5	—	5
(Gain) loss on sales of assets	(21)	(26)	1	(46)
Total costs and expenses	2,995	4,481	778	8,254
Operating loss	$(98)	$(196)	$(81)	$(375)
Total assets	$3,803	$11,140	$1,987	$16,930
Capital expenditures	$13	$49	$10	$72

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	13 Weeks Ended May 4, 2013
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$898	$2,183	$441	$3,522
Apparel and Soft Home	993	1,165	354	2,512
Food and Drug	1,190	3	—	1,193
Service	5	615	32	652
Other	17	541	15	573
Total merchandise sales and services	3,103	4,507	842	8,452
Costs and expenses
Cost of sales, buying and occupancy	2,398	3,293	605	6,296
Selling and administrative	713	1,255	250	2,218
Depreciation and amortization	33	133	25	191
Impairment charges	—	8	—	8
Gain on sales of assets	(13)	(1)	—	(14)
Total costs and expenses	3,131	4,688	880	8,699
Operating loss	$(28)	$(181)	$(38)	$(247)
Total assets	$4,284	$12,829	$2,283	$19,396
Capital expenditures	$21	$29	$10	$60
NOTE 11 – SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at May 3, 2014, May 4, 2013 and February 1, 2014 consisted of the following:

millions	May 3, 2014	May 4, 2013	February 1, 2014
Unearned revenues	$827	$848	$836
Self-insurance reserves	691	713	686
Other	480	546	486
Total	$1,998	$2,107	$2,008
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. The update will be effective for the Company in the first quarter of 2015. The adoption of the update may impact whether future disposals qualify as discontinued operations and therefore could impact the Company's financial statement presentation and disclosures.
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the FASB issued an accounting standards update which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. The update was effective and adopted by the Company in the first quarter of 2014 and impacted the Company's disclosures, but otherwise did not have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.
NOTE 14 – RELATED PARTY DISCLOSURE
Investment of Surplus Cash
Our Board has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf, other than Mr. Lampert's compensation as our Chief Executive Officer. ESL beneficially owned approximately 48% of our outstanding common stock at May 3, 2014.
Further, to clarify the expectations that the Board of Directors has with respect to the investment of our surplus cash, the Board has renounced, in accordance with Delaware law, any interest or expectancy of the Company associated with any investment opportunities in securities that may come to the attention of Mr. Lampert or any employee,

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
Unsecured Commercial Paper
During the first quarter of 2014 and 2013, ESL and its affiliates purchased unsecured commercial paper issued by Sears Roebuck Acceptance Corp. (“SRAC”), an indirect wholly owned subsidiary of Sears Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate, and principal amount outstanding was 30.7 days, 2.78% and $19 million and 30.7 days, 2.78% and $284 million, respectively, in the first quarter of 2014 and 2013. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2014 was $150 million and no interest was paid by SRAC to ESL during the first quarter of 2014. ESL held $150 million and $305 million in principal amount of commercial paper at May 3, 2014 and May 4, 2013, respectively, which included $86 million and $178 million held by Mr. Lampert. ESL held none of our commercial paper at February 1, 2014, including any held by Mr. Lampert. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
Senior Secured Notes
At May 3, 2014 Mr. Lampert and ESL held an aggregate of $205 million of principal amount of the Company's 6 5/8% Senior Secured Notes due 2018 (the "6 5/8%" Notes") and $3 million of principal amount of unsecured notes issued by SRAC (the "Subsidiary Notes"). At May 4, 2013 and February 1, 2014, Mr. Lampert and ESL held an aggregate of $95 million of principal amount of 6 5/8% Notes and $3 million of principal amount of Subsidiary Notes.
Trade Receivable Put Agreements
On January 26, 2012, ESL entered into an agreement with a financial institution to acquire from the financial institution an undivided participating interest in a certain percentage of its rights and obligations under trade receivable put agreements that were entered into with certain vendors of the Company. These agreements generally provide that, in the event of a bankruptcy filing by the Company, the financial institution will purchase such vendors’ accounts receivable arising from the sale of goods or services to the Company. ESL may from time to time choose to purchase an 80% undivided participating interest in the rights and obligations primarily arising under future trade receivable put agreements that the financial institution enters into with our vendors during the term of its agreement. The Company is neither a party nor will it become a party to any of these agreements. At both May 3, 2014, and February 1, 2014, ESL held a participation interest totaling $80 million, and $196 million at May 4, 2013, in the financial institution’s agreements relating to the Company.
Sears Canada
ESL owns approximately 28% of the outstanding common shares of Sears Canada.
Lands' End
ESL owns approximately 49% of the outstanding common stock of Lands’ End (based on publicly available information as of April 8, 2014). Holdings, and certain of its subsidiaries, entered into a transition services agreement in connection with the spin-off pursuant to which Lands’ End and Holdings will provide to each other, on an interim, transitional basis, various services, which may include, but are not limited to, tax services, logistics services, auditing and compliance services, inventory management services, information technology services and

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

continued participation in certain contracts shared with Holdings and its subsidiaries, as well as agreements related to participation in the Shop Your Way program and rental agreements.
Amounts due to or from Lands’ End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands’ End on at least a monthly basis.
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
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At May 3, 2014, May 4, 2013 and February 1, 2014, Holdings reported a net amount receivable from SHO of $86 million, $89 million and $68 million, respectively, in the Accounts receivable line of the Condensed Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $413 million and $434 million, respectively, for the 13-week periods ended May 3, 2014 and May 4, 2013. The net amounts SHO earned related to commissions were $28 million and $39 million, respectively, for the 13-week periods ended May 3, 2014 and May 4, 2013. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for further information related to these guarantees.
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
NOTE 15 – GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At May 3, 2014, the principal amount outstanding of the Company’s 6 5/8% senior secured notes due 2018 was $1.24 billion. These notes were issued in 2010 by Sears Holdings Corporation (“Parent”). The notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by SRAC (the “guarantor subsidiaries”). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at May 3, 2014, May 4, 2013 and February 1, 2014, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Income (Loss) for the 13-week periods ended May 3, 2014 and May 4, 2013, and the Condensed Consolidating Statements of Cash flows for the 13-week periods ended May 3, 2014 and May 4, 2013 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. The following condensed consolidated financial statements had total assets and liabilities of approximately $1.1 billion and $350 million, respectively, at May 4, 2013 and total assets and liabilities of approximately $1.1 billion and $385 million, respectively, at February 1, 2014, attributable to the Lands' End domestic business. Merchandise sales and services included revenues of approximately $185 million and $265 million, respectively, from the Lands' End domestic business for the 13-week periods ended May 3, 2014 and May 4, 2013. Net loss attributable to Holdings' shareholders included net income of approximately $5 million and $5 million, respectively, from the Lands' End domestic business for the 13-week periods ended May 3, 2014 and May 4, 2013. The financial information for the domestic portion of Lands' End business is reflected within the guarantor subsidiaries balances for these periods, while the international portion is reflected within the non-guarantor subsidiaries balances for these periods.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
May 3, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$574	$257	$—	$831
Intercompany receivables	—	—	26,059	(26,059)	—
Accounts receivable	—	445	117	—	562
Merchandise inventories	—	6,071	655	—	6,726
Prepaid expenses and other current assets	43	852	426	(913)	408
Total current assets	43	7,942	27,514	(26,972)	8,527
Total property and equipment, net	—	3,739	1,451	—	5,190
Goodwill and intangible assets	—	297	2,284	—	2,581
Other assets	13	421	2,520	(2,322)	632
Investment in subsidiaries	14,058	25,336	—	(39,394)	—
TOTAL ASSETS	$14,114	$37,735	$33,769	$(68,688)	$16,930
Current liabilities
Short-term borrowings	$—	$1,230	$—	$—	$1,230
Current portion of long-term debt and capitalized lease obligations	—	65	13	—	78
Merchandise payables	—	2,340	272	—	2,612
Intercompany payables	12,175	13,884	—	(26,059)	—
Short-term deferred tax liabilities	2	504	—	(22)	484
Other current liabilities	4	2,318	2,177	(891)	3,608
Total current liabilities	12,181	20,341	2,462	(26,972)	8,012
Long-term debt and capitalized lease obligations	1,238	3,813	74	(2,304)	2,821
Pension and postretirement benefits	—	1,574	263	—	1,837
Long-term deferred tax liabilities	—	—	924	(124)	800
Other long-term liabilities	—	765	1,482	(249)	1,998
Total Liabilities	13,419	26,493	5,205	(29,649)	15,468
EQUITY
Shareholder’s equity	695	11,242	28,564	(39,449)	1,052
Noncontrolling interest	—	—	—	410	410
Total Equity	695	11,242	28,564	(39,039)	1,462
TOTAL LIABILITIES AND EQUITY	$14,114	$37,735	$33,769	$(68,688)	$16,930

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended May 3, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$7,201	$1,522	$(844)	$7,879
Cost of sales, buying and occupancy	—	5,614	857	(420)	6,051
Selling and administrative	—	1,991	522	(424)	2,089
Depreciation and amortization	—	116	39	—	155
Impairment charges	—	5	—	—	5
Gain on sales of assets	—	(33)	(13)	—	(46)
Total costs and expenses	—	7,693	1,405	(844)	8,254
Operating income (loss)	—	(492)	117	—	(375)
Interest (expense) income	(51)	(110)	5	85	(71)
Interest and investment income	—	9	80	(85)	4
Other loss	—	—	(3)	—	(3)
Income (loss) before income taxes	(51)	(593)	199	—	(445)
Income tax (expense) benefit	—	46	(43)	—	3
Equity (loss) in earnings in subsidiaries	(391)	49	—	342	—
Net income (loss)	(442)	(498)	156	342	(442)
Loss attributable to noncontrolling interests	—	—	—	40	40
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(442)	$(498)	$156	$382	$(402)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended May 3, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(442)	$(498)	$156	$342	$(442)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	28	2	—	30
Deferred loss on derivatives, net of tax	(1)	—	—	—	(1)
Currency translation adjustments, net of tax	1	—	10	—	11
Unrealized net loss, net of tax	—	—	(49)	49	—
Total other comprehensive income (loss)	—	28	(37)	49	40
Comprehensive income (loss)	(442)	(470)	119	391	(402)
Comprehensive income attributable to noncontrolling interests	—	—	—	34	34
Comprehensive income (loss) attributable to Holdings’ shareholders	$(442)	$(470)	$119	$425	$(368)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended May 4, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(292)	$(323)	$213	$110	$(292)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	42	4	—	46
Currency translation adjustments, net of tax	—	—	(7)	—	(7)
Unrealized net gain, net of tax	—	1	56	(57)	—
Total other comprehensive income	—	43	53	(57)	39
Comprehensive income (loss)	(292)	(280)	266	53	(253)
Comprehensive income attributable to noncontrolling interests	—	—	—	14	14
Comprehensive income (loss) attributable to Holdings’ shareholders	$(292)	$(280)	$266	$67	$(239)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended May 3, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$—	$(559)	$(1)	$—	$(560)
Proceeds from sales of property and investments	—	79	—	—	79
Purchases of property and equipment	—	(62)	(10)	—	(72)
Net investing with Affiliates	—	—	(43)	43	—
Net cash provided by (used in) investing activities	—	17	(53)	43	7
Repayments of long-term debt	—	(17)	(3)	—	(20)
Decrease in short-term borrowings, primarily 90 days or less	—	(102)	—	—	(102)
Lands' End, Inc. pre-separation funding	—	515	—	—	515
Separation of Lands' End, Inc.	—	(31)	—	—	(31)
Debt issuance costs	—	(11)	—	—	(11)
Intercompany dividend	—	2	(2)	—	—
Net borrowing with Affiliates	—	223	(180)	(43)	—
Net cash provided by (used in) financing activities	—	579	(185)	(43)	351
Effect of exchange rate changes on cash and cash equivalents	—	—	5	—	5
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	37	(234)	—	(197)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	537	491	—	1,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$574	$257	$—	$831

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

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 1, 2014.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of stores with 1,924 full-line and specialty retail stores in the United States, operating through Kmart and Sears, and 439 full-line and specialty retail stores in Canada operating through Sears Canada Inc. ("Sears Canada"), a 51%-owned subsidiary. Further, we operate a number of websites under the Sears.com and Kmart.com banners which offer more than 110 million products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your WaySM, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way connects all of the ways members shop - in store, at home, online and by phone.
We currently conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the "Business Segments" section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended February 1, 2014.
On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. The separation was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes. Prior to the separation, Lands' End, Inc. ("Lands' End") entered into an asset-based senior secured revolving credit facility, which provides for maximum borrowings of approximately $175 million with a letter of credit sub-limit, and a senior secured term loan facility of approximately $515 million. The proceeds of the term loan facility were used to fund a $500 million dividend to Holdings and pay fees and expenses associated with the foregoing facilities.We accounted for this spin-off in accordance with accounting standards applicable to spin-off transactions. Accordingly, we classified the carrying value of net assets contributed to Lands' End as a reduction of capital in excess of par value in the Condensed Consolidated Statement of Equity for the period ended May 3, 2014.
Additionally, as a result of Mr. Lampert's role as our Chairman and Chief Executive Officer, and Chairman and Chief Executive Officer of ESL Investments, Inc. (together with its affiliated funds, "ESL"), and the continuing arrangements between Holdings and Lands' End (as further described in Note 14 of the Notes to Condensed Consolidated Financial Statements), Holdings has determined that it has significant influence over Lands' End. Accordingly, the operating results for Lands' End through the date of the spin-off are presented within the consolidated continuing operations of Holdings and the Sears Domestic segment in the accompanying Condensed Consolidated Financial Statements.
In connection with the separation, Holdings and certain of its subsidiaries entered into various agreements with Lands' End under the terms described in Note 14 of the Notes to Condensed Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended
millions, except per share data	May 3, 2014	May 4, 2013
REVENUES
Merchandise sales and services	$7,879	$8,452
COSTS AND EXPENSES
Cost of sales, buying and occupancy	6,051	6,296
Gross margin dollars	1,828	2,156
Gross margin rate	23.2%	25.5%
Selling and administrative	2,089	2,218
Selling and administrative expense as a percentage of total revenues	26.5%	26.2%
Depreciation and amortization	155	191
Impairment charges	5	8
Gain on sales of assets	(46)	(14)
Total costs and expenses	8,254	8,699
Operating loss	(375)	(247)
Interest expense	(71)	(61)
Interest and investment income	4	7
Other loss	(3)	—
Loss before income taxes	(445)	(301)
Income tax benefit	3	9
Net loss	(442)	(292)
Loss attributable to noncontrolling interests	40	13
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(402)	$(279)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(3.79)	$(2.63)
Diluted loss per share	$(3.79)	$(2.63)
Basic weighted average common shares outstanding	106.2	106.0
Diluted weighted average common shares outstanding	106.2	106.0

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Domestic comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a benefit of approximately 210 basis points and 90 basis points, respectively, for the 13-week periods ended May 3, 2014 and May 4, 2013. In addition, domestic comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a negative impact of approximately [40] basis points for the 13-week period ended May 3, 3014, and a positive impact of approximately 70 basis points for the 13-week period ended May 4, 2013.
Net Loss Attributable to Holdings' Shareholders, Adjusted EBITDA and Adjusted Loss per Share
We recorded a net loss attributable to Holdings' shareholders for the first quarter of $402 million, or $3.79 loss per diluted share, and $279 million, or $2.63 loss per diluted share, for 2014 and 2013, respectively.
In addition to our net loss determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") measurement as well as Adjusted Earnings per Share ("Adjusted EPS").
Adjusted EBITDA is computed as net loss attributable to Sears Holdings Corporation appearing on the Condensed Consolidated Statements of Operations excluding loss attributable to noncontrolling interests, income tax benefit, interest expense, interest and investment income, other loss, depreciation and amortization and gain on sales of assets. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results. Adjustments to EBITDA include impairment charges related to fixed assets and intangible assets, closed store and severance charges, domestic pension expense and the Lands' End separation. We have adjusted our results for these items to make our statements more comparable and therefore more useful to investors as the items are not representative of our ongoing operations and reflect past investment decisions.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

Adjusted EBITDA was determined as follows:

	13 Weeks Ended
millions	May 3, 2014	May 4, 2013
Net loss attributable to SHC per statement of operations	$(402)	$(279)
Loss attributable to noncontrolling interests	(40)	(13)
Income tax benefit	(3)	(9)
Interest expense	71	61
Interest and investment income	(4)	(7)
Other loss	3	—
Operating loss	(375)	(247)
Depreciation and amortization	155	191
Gain on sales of assets	(46)	(14)
Before excluded items	(266)	(70)

Closed store reserve and severance	28	13
Domestic pension expense	22	41
Impairment charges	5	8
Adjusted EBITDA	(211)	(8)

Lands' End separation	(10)	(18)
Adjusted EBITDA as defined(1)	$(221)	$(26)
% to revenues(2)	(2.9)%	(0.3)%
Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	May 3, 2014				May 4, 2013
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating loss per statement of operations	$(98)	$(196)	$(81)	$(375)	$(28)	$(181)	$(38)	$(247)
Depreciation and amortization	23	114	18	155	33	133	25	191
(Gain) loss on sales of assets	(21)	(26)	1	(46)	(13)	(1)	—	(14)
Before excluded items	(96)	(108)	(62)	(266)	(8)	(49)	(13)	(70)

Closed store reserve and severance	9	—	19	28	8	3	2	13
Domestic pension expense	—	22	—	22	—	41	—	41
Impairment charges	—	5	—	5	—	8	—	8
Adjusted EBITDA	$(87)	$(81)	$(43)	$(211)	$—	$3	$(11)	$(8)

Lands' End separation	—	(10)	—	(10)	—	(18)	—	(18)
Adjusted EBITDA as defined(1)	$(87)	$(91)	$(43)	$(221)	$—	$(15)	$(11)	$(26)
% to revenues(2)	(3.0)%	(2.2)%	(6.2)%	(2.9)%	—%	(0.4)%	(1.3)%	(0.3)%
(1) Adjusted to reflect the results of the Lands' End business that were included in our results of operations prior to the separation.
(2) Excludes revenues of the Lands' End business that were included in our results of operations prior to the separation.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

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

	13 Weeks Ended
millions	May 3, 2014	May 4, 2013
Components of net periodic expense:
Interest cost	$55	$54
Expected return on plan assets	(62)	(55)
Amortization of experience losses	29	42
Net periodic expense	$22	$41
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
Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions. Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business and that do not have an immediate, corresponding impact on the benefits provided to eligible retirees. For further information on the actuarial assumptions and plan assets referenced above, see Management's Discussion & Analysis - Application of Critical Accounting Policies and Estimates - Defined Benefit Pension Plans and Note 7 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

•	Lands' End separation – The results of the Lands' End business that were included in our results of operations prior to the separation.
The following tables set forth results of operations on a GAAP and "As Adjusted" basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the first quarter of 2014 and 2013.

	13 Weeks Ended May 3, 2014
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Tax Matters	Lands' End Separation	As Adjusted(1)
Gross margin impact	$1,828	$—	$7	$—	$—	$(87)	$1,748
Selling and administrative impact	2,089	(22)	(21)	—	—	(77)	1,969
Depreciation and amortization impact	155	—	—	—	—	(3)	152
Impairment charges impact	5	—	(5)	—	—	—	—
Gain on sales of assets impact	(46)	—	—	13	—	—	(33)
Operating loss impact	(375)	22	33	(13)	—	(7)	(340)
Income tax benefit impact	3	(8)	(10)	5	156	3	149
Loss attributable to noncontrolling interest impact	40	—	(7)	—	(10)	—	23
After tax and noncontrolling interest impact	(402)	14	16	(8)	146	(4)	(238)
Diluted loss per share impact	$(3.79)	$0.13	$0.15	$(0.07)	$1.37	$(0.03)	$(2.24)

	13 Weeks Ended May 4, 2013
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve, Store Impairments and Severance	Tax Matters	As Adjusted - Reported	Lands' End Separation	As Adjusted(1)
Gross margin impact	$2,156	$—	$8	$—	$2,164	$(132)	$2,032
Selling and administrative impact	2,218	(41)	(5)	—	2,172	(114)	2,058
Depreciation and amortization impact	191	—	(1)	—	190	(6)	184
Impairment charges impact	8	—	(8)	—	—	—	—
Operating loss impact	(247)	41	22	—	(184)	(12)	(196)
Income tax benefit impact	9	(15)	(9)	104	89	5	94
Loss attributable to noncontrolling interest impact	13	—	(1)	—	12	—	12
After tax and noncontrolling interest impact	(279)	26	12	104	(137)	(7)	(144)
Diluted loss per share impact	$(2.63)	$0.25	$0.11	$0.98	$(1.29)	$(0.07)	$(1.36)
(1) Adjusted to reflect the results of the Lands' End business that were included in our results prior to the separation.
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

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

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

13-week period ended May 3, 2014 compared to the 13-week period ended May 4, 2013
Revenues and Comparable Store Sales
Revenues decreased $573 million to $7.9 billion for the quarter ended May 3, 2014, as compared to revenues of $8.5 billion for the quarter ended May 4, 2013. The revenue decrease included the effect of having fewer Kmart and Sears Full-line stores in operation, which accounted for approximately $185 million of the decline. In addition, the revenue decrease included a $145 million decline at Sears Canada and the separation of the Lands' End business, which was completed on April 4, 2014 and accounted for approximately $90 million of the decline. Revenues for the quarter also declined as a result of lower domestic comparable store sales, which accounted for approximately $60 million of the decline. Finally, we also experienced a revenue decline in our Home Services business during the quarter, as well as a decline in delivery revenues which when combined, accounted for approximately $60 million of the decline.
Sears Canada's revenue decline of $145 million was driven by a 7.6% decline in comparable store sales, which accounted for approximately $45 million of the decline, as well as the effect of having fewer stores in operation, which accounted for approximately $25 million of the decline. Revenues also included a decrease of $59 million due to foreign currency exchange rates.
For the quarter, domestic comparable store sales declined 1.0%, comprised of a decrease of 2.2% at Kmart and an increase of 0.2% at Sears Domestic. The decline at Kmart primarily was driven by declines in the consumer electronics and grocery & household categories. Excluding these two categories, comparable store sales would have declined 0.4%. The increase at Sears Domestic primarily reflects an increase in the home appliance and home categories, which was partially offset by decreases in the lawn & garden, consumer electronics and sporting goods categories, as well as a decline in Sears Auto Centers. Excluding the impact of consumer electronics on both formats and grocery & household on the Kmart format, domestic comparable store sales would have increased 0.3%.
Gross Margin
Gross margin decreased $328 million to $1.8 billion in the first quarter of 2014 due to the above noted decline in sales, as well as a decline in gross margin rate. Gross margin for the first quarter of 2014 was impacted by increased utility costs and included gross margin of $87 million from the Lands' End business prior to the separation as compared to $132 million in the prior year first quarter. Gross margin for the quarter also included charges of $7 million and $8 million in 2014 and 2013, respectively, related to store closures.
The gross margin rate during the quarter for both Kmart and Sears Domestic continued to be impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. As compared to the prior year, Kmart's gross margin rate for the first quarter declined 220 basis points, with decreases experienced in

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

a majority of categories, particularly apparel, home, pharmacy and grocery & household. Sears Domestic's gross margin rate declined 200 basis points for the quarter with decreases experienced in the home appliances (partially due to free delivery) and footwear categories. Sears Canada's gross margin rate declined 460 basis points for the first quarter primarily due to reduced margin in the seasonal, toys, jewelry, home and footwear categories.
Selling and Administrative Expenses
Selling and administrative expenses decreased $129 million in the first quarter of 2014 compared to the prior year quarter and included significant items such as expenses related to our domestic pension plan, store closings and severance of $43 million and $46 million for 2014 and 2013, respectively. In addition, the first quarter of 2014 included expenses of $77 million from the Lands' End business prior to the separation as compared to $114 million in the prior year first quarter. Excluding these items, selling and administrative expenses declined $89 million primarily due to a decrease in payroll expense.
Our selling and administrative expenses as a percentage of total revenues ("selling and administrative expense rate") was 26.5% for the first quarter of 2014, compared to 26.2% in the prior year, as the decreases in overall selling and administrative expenses were offset by the above noted decline in revenues.
Gain on Sales of Assets
We recorded total gains on sales of assets for the quarter of $46 million in 2014 and $14 million in 2013. The gains recorded during the first quarter of 2014 included a gain of $13 million related to the sale of a distribution facility in our Sears Domestic segment for which we received $16 million cash proceeds.
Operating Loss
The Company reported an operating loss of $375 million and $247 million in the first quarter of 2014 and 2013, respectively. Operating loss for the first quarter of 2014 included expenses related to our domestic pension plan, store closings, store impairments and severance, as well as gains on the sales of assets and operating income from the Lands' End business, which aggregated to expense of $35 million. Operating loss for the first quarter of 2013 included expenses related to our domestic pension plan, store closings, store impairments and severance, as well as operating income from the Lands' End business, which aggregated to operating expense of $51 million. Excluding these items, we would have reported an operating loss of $340 million and $196 million in the first quarter of 2014 and 2013, respectively. The increase in operating loss in 2014 was primarily driven by the above noted declines in sales and gross margin, partially offset by a decline in selling and administrative expenses.
Income Taxes
Our effective tax rate for the first quarter of 2014 was a benefit of 0.7% compared to a benefit of 3.0% in the prior year quarter. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income/loss. Our tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the first quarter of 2014 benefited from the current period losses attributable to Sears Canada which were partially offset by state and other foreign taxes.
SEGMENT OPERATIONS
The following discussion of our business segment results is organized into three reportable segments: Kmart, Sears Domestic and Sears Canada.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	May 3, 2014	May 4, 2013
Merchandise sales and services	$2,897	$3,103

Cost of sales, buying and occupancy	2,302	2,398
Gross margin dollars	595	705
Gross margin rate	20.5%	22.7%

Selling and administrative	691	713
Selling and administrative expense as a percentage of total revenues	23.9%	23.0%
Depreciation and amortization	23	33
Gain on sales of assets	(21)	(13)
Total costs and expenses	2,995	3,131
Operating loss	$(98)	$(28)
Adjusted EBITDA	$(87)	$—
Number of stores	1,123	1,211
13-week period ended May 3, 2014 compared to the 13-week period ended May 4, 2013
Revenues and Comparable Store Sales
For the quarter, Kmart’s revenues decreased by $206 million to $2.9 billion in 2014 primarily due to the effect of having fewer stores in operation, which accounted for approximately $140 million of the decline. Revenues were also impacted by a decrease in comparable store sales of 2.2%, which accounted for approximately $65 million of the decline.
The decline in comparable store sales was primarily driven by declines in the consumer electronics and grocery & household categories. Excluding these two categories, comparable store sales would have declined 0.4%.
Gross Margin
For the quarter, Kmart generated $595 million in gross margin in 2014 compared to $705 million in 2013. The decrease in Kmart’s gross margin is due to both the decrease in sales as well as a decrease in gross margin rate and was impacted by higher utility costs. Gross margin for both the first quarter of 2014 and 2013 included charges of $5 million related to store closures.
Kmart’s gross margin rate for the quarter declined 220 basis points to 20.5% in 2014 from 22.7% in 2013, and was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. The gross margin rate declined due to decreases experienced in a majority of categories, particularly apparel, home, pharmacy and grocery & household.
Selling and Administrative Expenses
For the quarter, Kmart’s selling and administrative expenses decreased $22 million as compared to the first quarter in 2013. The decrease primarily reflects decreases in payroll and advertising expenses. Selling and administrative expenses for the first quarter of 2014 and 2013 were impacted by expenses of $4 million and $3 million, respectively, related to store closings and severance.
Kmart’s selling and administrative expense rate for the quarter was 23.9% in 2014 and 23.0% in 2013 and increased primarily as a result of lower expense leverage due to the sales decline noted above.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

Operating Loss
For the quarter, Kmart recorded an operating loss of $98 million and $28 million in 2014 and 2013, respectively. Operating loss for both the first quarter of 2014 and 2013, respectively, included expenses related to store closings and severance of $9 million. The increase in Kmart’s operating loss was primarily the result of the above noted declines in sales and gross margin, partially offset by a decrease in selling and administrative expenses.
Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	May 3, 2014	May 4, 2013
Merchandise sales and services	$4,285	$4,507

Cost of sales, buying and occupancy	3,216	3,293
Gross margin dollars	1,069	1,214
Gross margin rate	24.9%	26.9%

Selling and administrative	1,172	1,255
Selling and administrative expense as a percentage of total revenues	27.4%	27.8%
Depreciation and amortization	114	133
Impairment charges	5	8
Gain on sales of assets	(26)	(1)
Total costs and expenses	4,481	4,688
Operating loss	$(196)	$(181)
Adjusted EBITDA	$(81)	$3
Lands' End separation	(10)	(18)
Adjusted EBITDA as defined (1)	$(91)	$(15)
Number of:
Full-line stores	765	798
Specialty stores	36	53
Total Domestic Sears Stores	801	851
(1) Adjusted to reflect the results of the Lands' End business that were included in our results of operations prior to the separation.

13-week period ended May 3, 2014 compared to the 13-week period ended May 4, 2013
Revenues and Comparable Store Sales
For the quarter, Sears Domestic's revenues decreased by $222 million to $4.3 billion. The decline in revenue was driven by the separation of the Lands' End business, which was completed on April 4, 2014 and accounted for approximately $90 million of the decline, as well as the effect of having fewer Full-line stores in operation, which accounted for approximately $45 million of the decline. Sears Domestic also experienced a revenue decline in its Home Services business during the quarter, as well as a decline in delivery revenues which when combined, accounted for approximately $60 million of the decline.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

Sears Domestic comparable store sales increased 0.2% for the quarter, which primarily reflects an increase in the home appliances and home categories, which were partially offset by decreases in the lawn & garden, consumer electronics and sporting goods categories, as well as a decline in Sears Auto Centers. Excluding the impact of consumer electronics, comparable store sales would have increased 0.8%.
Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $1.1 billion and $1.2 billion in 2014 and 2013, respectively. Gross margin was impacted by higher utility costs and also included charges of $2 million and $3 million in the first quarter of 2014 and 2013, respectively, related to store closures, as well as gross margin of $87 million and $132 million from the Lands' End business. Excluding these items, gross margin decreased $101 million.
Sears Domestic's gross margin rate for the quarter decreased 200 basis points to 24.9% in 2014 from 26.9% in 2013, and was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. The gross margin rate declined primarily due to decreases experienced in the home appliances, partially due to free delivery, and footwear categories.
Selling and Administrative Expenses
For the quarter, Sears Domestic's selling and administrative expenses decreased $83 million in 2014 as compared to 2013. Selling and administrative expenses for the first quarter of 2014 were impacted by expenses related to our domestic pension plan, store closings and severance of $20 million, while the first quarter of 2013 was impacted by expenses related to domestic pension plans of $41 million. The first quarter of 2014 and 2013 also included selling and administrative expense related to the Lands' End business of $77 million and $114 million, respectively. Excluding these items, selling and administrative expenses decreased $25 million primarily due to decreases in payroll expenses.
Sears Domestic’s selling and administrative expense rate for the quarter was 27.4% in 2014 and 27.8% in 2013 and decreased as a result of the above noted expense reduction.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the quarter of $26 million and $1 million in 2014 and 2013, respectively. The gains recorded during the first quarter of 2014 included a gain of $13 million recognized on the sale of a distribution facility for which we received $16 million cash proceeds.
Operating Loss
For the quarter, Sears Domestic reported an operating loss of $196 million and $181 million in 2014 and 2013, respectively. Sears Domestic's operating loss for the first quarter of 2014 included expenses related to our domestic pension plan, store closings, store impairments and severance, as well as gains on sales of assets and operating income from the Lands' End business, which aggregated to operating expense of $7 million. Sears Domestic’s operating loss for the first quarter of 2013 included expenses related to our domestic pension plan, store closings, store impairments and severance and operating income of the Lands' End business which aggregated to operating expense of $40 million. Excluding these items, we would have reported an operating loss of $189 million and $141 million in the first quarter of 2014 and 2013, respectively. The increase in operating loss in 2014 was driven by the above noted declines in sales and gross margin, partially offset by the decrease in selling and administrative expenses, as well as the increase on gains on sales of assets.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

Sears Canada
Sears Canada, a consolidated, 51%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. Sears Canada results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	May 3, 2014	May 4, 2013
Merchandise sales and services	$697	$842

Cost of sales, buying and occupancy	533	605
Gross margin dollars	164	237
Gross margin rate	23.5%	28.1%

Selling and administrative	226	250
Selling and administrative expense as a percentage of total revenues	32.4%	29.7%
Depreciation and amortization	18	25
Loss on sales of assets	1	—
Total costs and expenses	778	880
Operating loss	$(81)	$(38)
Adjusted EBITDA	$(43)	$(11)
Number of:
Full-line stores	113	118
Specialty stores	326	343
Total Sears Canada Stores	439	461
13-week period ended May 3, 2014 compared to the 13-week period ended May 4, 2013
Revenues and Comparable Store Sales
Sears Canada’s revenues decreased $145 million for the first quarter of 2014 as compared to the same period last year and included a decrease of $59 million due to the impact of exchange rates during the quarter. On a Canadian dollar basis, revenues decreased by $86 million predominately due to lower comparable store sales, which accounted for approximately $45 million of the decline, and the effect of having fewer stores in operation, which accounted for approximately $25 million of the decline. Comparable store sales declined 7.6%, primarily due to sales declines in electronics, home decor and home appliances.
Gross Margin
Gross margin dollars for the first quarter decreased $73 million in 2014 to $164 million, and included a $13 million decrease due to the impact of exchange rates. Gross margin decreased $60 million on a Canadian dollar basis. For the quarter, Sears Canada’s gross margin rate declined 460 basis points to 23.5% from 28.1% in 2013 primarily due to reduced margin in seasonal, toys, jewelry, home and footwear.
Selling and Administrative Expenses
For the first quarter of 2014, Sears Canada’s selling and administrative expenses decreased $24 million, and included a decrease of $19 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $5 million primarily due to a decrease in payroll expense. Selling and administrative expenses for the first quarter of 2014 were impacted by expenses of $19 million related to store closings and severance.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

Sears Canada’s selling and administrative expense rate for the quarter was 32.4% in 2014 and 29.7% in 2013 and increased as a result of the above noted decline in revenues, partially offset by of the overall decline in selling and administrative expenses.
Operating Loss
Sears Canada recorded an operating loss of $81 million and $38 million in the first quarter of 2014 and 2013, respectively. Sears Canada's operating loss for the first quarter included expense of $19 million related to store closings and severance in 2014, and $2 million related to severance in 2013. Excluding these items, we would have reported an operating loss of $62 million and $36 million for the first quarter of 2014 and 2013, respectively. Operating loss increased in 2014 due to the above noted declines in sales and gross margin, partially offset by the decrease in selling and administrative expenses.
ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of May 3, 2014, May 4, 2013 and February 1, 2014 are detailed in the following table.

millions	May 3, 2014	May 4, 2013	February 1, 2014
Domestic
Cash and equivalents	$422	$197	$428
Cash posted as collateral	18	19	18
Credit card deposits in transit	156	162	131
Total domestic cash and cash equivalents	596	378	577
Sears Canada	235	93	451
Total cash and cash equivalents	831	471	1,028
Restricted cash	11	10	10
Total cash balances	$842	$481	$1,038
We had total cash balances of $842 million at May 3, 2014, $481 million at May 4, 2013 and $1.0 billion at February 1, 2014. During the first quarter of 2014, the Company received a $500 million dividend from Lands' End immediately prior to the completion of the spin-off. The cash proceeds from the dividend were used to reduce short-term borrowings.
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
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $75 million as of both May 3, 2014 and May 4, 2013, and $97 million as of February 1, 2014.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

Operating Activities
During the first quarter of 2014, we used net cash in operating activities of $560 million compared to $713 million in the prior year first quarter. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used less cash in operations in the first quarter of 2014 compared to the prior year quarter primarily driven by inventory productivity initiatives which resulted in less cash being used for merchandise inventory purchases.
Merchandise inventories were $6.7 billion at May 3, 2014 and $7.9 billion at May 4, 2013. Merchandise payables were $2.6 billion at May 3, 2014 and $2.9 billion at May 4, 2013. Our Domestic inventory balances decreased approximately $1.0 billion from $7.1 billion at May 4, 2013 to $6.1 billion at May 3, 2014. Excluding inventory related to the Lands' End business, our Domestic inventory decreased approximately $660 million due to both improved productivity and store closures. Sears Domestic inventory decreased in virtually all categories, with the most notable decreases in the consumer electronics, tools and home appliances categories. Kmart inventory also decreased in almost all categories with the most notable decreases in the consumer electronics, apparel and drugstore categories.
Investing Activities
During the first quarter of 2014, we generated net cash flows from investing activities of $7 million, which included cash used for capital expenditures of $72 million. This was more than offset by cash proceeds generated from the sale of properties of $79 million. For the first quarter of 2013, we used net cash flows in investing activities of $56 million, which primarily consisted of cash used for capital expenditures of $60 million, partially offset by cash proceeds generated from the sales of properties of $5 million.
Financing Activities
For the first quarter of 2014, we generated net cash flows from financing activities of $351 million which consisted of Lands' End pre-separation funding of $515 million, partially offset by a decrease in short-term borrowings of $102 million. This compares to net cash flows from financing activities of $633 million in prior year first quarter, which was primarily driven by an increase in short-term borrowings of $660 million.
We did not repurchase any of our common shares under our share repurchase program in the first quarter of 2014 or 2013. The common share repurchase program was initially announced in 2005 and had a total authorization since inception of the program of $6.5 billion. At May 3, 2014, we had $504 million of remaining authorization under the program. The common share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.
Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment and pension plan contributions. We consider ourselves to be an asset-rich enterprise with substantial liquidity and financial flexibility benefiting from multiple funding resources such as our $3.275 billion domestic revolving credit facility through April 2016, an $800 million Canadian revolving credit facility through September 2015, which is subject to potential reserves. Our $1.24 billion of senior secured notes are due in 2018. In addition, as discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company completed a new senior secured term loan facility $1.0 billion under the Company's existing Second Amended and Restated Credit agreement in the third quarter of 2013. Further, there is approximately $327 million of remaining Sears debt from the Merger. These funding resources and obligations are described in more detail below. In addition, at May 3, 2014, we had cash balances of $842 million and $4.1 billion of inventory, net of payables.
The domestic revolving credit facility and senior secured notes are firmly in place and are supported by an asset base which includes $6.1 billion of domestic inventory, owned and leased real estate assets, market leading proprietary

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

brands such as Kenmore, Craftsman and DieHard, as well as the well-established stand-alone business of Sears Canada. This asset base provides us flexibility as we continue to transform our business.
We believe the Company has a solid financial position with the flexibility to implement our transformation strategy. During the first quarter, we generated approximately $580 million in additional liquidity, including a $500 million dividend received from Lands' End in connection with the separation of Lands' End through a pro rata distribution to our shareholders. In addition, as previously announced, we engaged BofA Merrill Lynch to assist us in exploring strategic alternatives for our 51% interest in Sears Canada, including a potential sale of our interest or Sears Canada as a whole. Our interest in Sears Canada has a current market value of approximately $730 million as of May 20, 2014. We also continue to reduce unprofitable stores as leases expire and in some cases will accelerate closings when appropriate. We have announced the closure of approximately 80 underperforming stores in 2014 and may close additional stores during the remainder of the year. As previously indicated, when including the $500 million received in connection with the Lands' End separation, we expect to raise in excess of $1.0 billion in proceeds to Sears Holdings in 2014, creating value and helping to fund our transformation.
In addition, as we have previously disclosed, we are continuing to evaluate strategic alternatives for our Sears Auto Center business, subject to board approval and other conditions. We have had discussions with third parties regarding a variety of opportunities, including partnership. We cannot predict what the outcome of these discussions might be, but we are focused on either receiving adequate value from a third party or otherwise positioning the business to allow Sears Holdings' shareholders to benefit from what we believe will be an improvement in the performance of this business.
Our outstanding borrowings at May 3, 2014, May 4, 2013 and February 1, 2014 were as follows:

millions	May 3, 2014	May 4, 2013	February 1, 2014
Short-term borrowings:
Unsecured commercial paper	$159	$377	$9
Secured borrowings	1,071	1,377	1,323
Long-term debt, including current portion:
Notes and debentures outstanding	2,569	1,582	2,571
Capitalized lease obligations	330	419	346
Total borrowings	$4,129	$3,755	$4,249

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets.

	13 Weeks Ended
millions	May 3, 2014	May 4, 2013
Secured borrowings:
Maximum daily amount outstanding during the period	$1,568	$1,448
Average amount outstanding during the period	1,308	1,027
Amount outstanding at period-end	1,071	1,377
Weighted average interest rate	2.8%	2.8%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$159	$398
Average amount outstanding during the period	29	369
Amount outstanding at period-end	159	377
Weighted average interest rate	2.6%	2.7%
Domestic Credit Agreement
During the first quarter of 2011, Sears Roebuck Acceptance Corp. ("SRAC"), Kmart Corporation (together with SRAC, the "Borrowers") and Holdings entered into an amended credit agreement (the "Domestic Credit Agreement"). The Domestic Credit Agreement provides for a $3.275 billion asset-based revolving credit facility (the "Revolving Facility") with a $1.5 billion letter of credit sub-limit. On October 2, 2013, Holdings and the Borrowers entered into a First Amendment (the "Amendment") to the Domestic Credit Agreement with a syndicate of lenders. Pursuant to the Amendment, the Borrowers borrowed $1.0 billion under a new senior secured term loan facility (the "Term Loan").
Advances under the Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate ("LIBOR") or a base rate, in either case plus an applicable margin. The Domestic Credit Agreement’s interest rates for LIBOR-based borrowings vary based on leverage in the range of LIBOR plus 2.0% to 2.5%. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%. Commitment fees are in a range of 0.375% to 0.625% based on usage. The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion in second lien notes were outstanding at May 3, 2014, resulting in $760 million of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018. The Revolving Facility is expected to expire in April 2016.
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

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

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
At May 3, 2014, May 4, 2013 and February 1, 2014, we had $1.1 billion, $1.4 billion and $1.3 billion, respectively, of Revolving Facility borrowings and $656 million, $747 million and $661 million, respectively, of letters of credit outstanding under the Revolving Facility. At May 3, 2014 and February 1, 2014, the amount available to borrow under the Revolving Facility was $752 million and $549 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. At May 4, 2013, the amount available to borrow was $823 million, which reflects the effect of the springing fixed charge coverage ratio covenant, while the borrowing base requirement had no effect on availability. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs. At both May 3, 2014 and February 1, 2014 we had $1.0 billion of borrowings under the Term Loan.
Senior Secured Notes
In October 2010, we sold $1.0 billion aggregate principal amount of senior secured notes (the "Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company's domestic pension plan in a private placement, of which approximately $110 million remains in the domestic pension plan. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the “Collateral”). The lien that secures the Notes is junior in priority to the lien on such assets that secures obligations under the Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Notes at a premium based on the "Treasury Rate" as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

Sears Canada Credit Agreement
In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the "Sears Canada Facility"). The Sears Canada Facility is available for Sears Canada’s general corporate purposes and is secured by a first lien on inventory and credit card receivables. Availability under the Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and credit card receivables, subject to certain limitations. At May 3, 2014, May 4, 2013 and February 1, 2014, we had no borrowings outstanding under the Sears Canada Facility. Availability under this agreement was approximately $433 million ($475 million Canadian), $602 million ($607 million Canadian) and $336 million ($374 million Canadian), respectively, at May 3, 2014, May 4, 2013 and February 1, 2014. The current availability may be reduced by reserves currently estimated by the Company to be approximately $179 million, which may be applied by the lenders at their discretion pursuant to the Credit Facility agreement. As a result of judicial developments relating to the priorities of pension liability relative to certain secured obligations, Sears Canada has executed an amendment to the Sears Canada Credit Facility which would provide additional security to lenders, with respect to the Company's unfunded pension liability by pledging certain real estate assets as collateral thereby partially reducing the potential reserve amounts by up to $137 million the lenders could apply. The potential additional reserve amount may increase or decrease in the future based on estimated net pension liabilities.
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
Unsecured Commercial Paper
We borrow through the commercial paper markets. At May 3, 2014, May 4, 2013 and February 1, 2014, we had outstanding commercial paper borrowings of $159 million, $377 million and $9 million, respectively. ESL held $150 million and $305 million, respectively, of our commercial paper at May 3, 2014 and May 4, 2013, including $86 million and $178 million, respectively, held by Edward S. Lampert. ESL held none of our commercial paper at February 1, 2014, including any held by Edward S. Lampert. See Note 13 for further discussion of these borrowings.
Debt Ratings
Our corporate family debt ratings at May 3, 2014 appear in the table below:

Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
Caa1	CCC+	CCC
Domestic Pension Plan Funding
In our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, we disclosed that we expected our contributions to our domestic pension plans to be approximately $487 million in 2014 and $310 million in 2015. We now expect contributions to our domestic pension plans to be approximately $485 million in 2014, $310 million in 2015, $270 million in 2016, $250 million in 2017, $215 million in 2018 and $75 million in 2019. The ultimate amount of pension contributions and timing could be affected by changes in the applicable regulations as well as financial market and investment performance.
Recent Accounting Pronouncements
See Part I, Item 1, "Financial Statements – Notes to Condensed Consolidated Financial Statements," Note 13 – "Recent Accounting Pronouncements," for information regarding new accounting pronouncements.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

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
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement our integrated retail strategy to transform our business; our ability to successfully manage our inventory levels; initiatives to improve our liquidity through inventory management and other actions; competitive conditions in the retail and related services industries; worldwide economic conditions and business uncertainty, including the availability of consumer and commercial credit, changes in consumer confidence and spending, the impact of rising fuel prices, and changes in vendor relationships; vendors’ lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; possible limits on our access to our domestic credit facility, which is subject to a borrowing base limitation and a springing fixed charge coverage ratio covenant, capital markets and other financing sources, including additional second lien financings, with respect to which we do not have commitments from lenders; our ability to successfully achieve our plans to generate liquidity through potential transactions or otherwise; our ability to enter into or complete a transaction for our interest in Sears Canada or a transaction for our Sears Auto Centers business, in each case, on acceptable terms, on intended timetables or at all, the form or terms and conditions of any such transaction, and the impact of the evaluation and/or completion of any such transaction on our other businesses; our extensive reliance on computer systems, including legacy systems, to implement our integrated retail strategy, process transactions, summarize results, maintain customer, member, associate and Company data, and otherwise manage our business, which may be subject to disruptions or security breaches; potential liabilities in connection with the separation of Lands’ End, Inc.; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our dependence on sources outside the United States for significant amounts of our merchandise; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business and the transfer of significant internal historical knowledge to such parties; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including product liability and qui tam claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing and amount of required pension plan funding.
Certain of these and other factors are discussed in more detail in our filings with the Securities and Exchange Commission and the Annual Report on Form 10-K of Sears Holdings Corporation for the fiscal year ended February 1, 2014, which may be accessed through the Commission's website at www.sec.gov.
While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available, except as required by law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We face market risk exposure in the form of interest rate risk and foreign currency risk. These market risks arise from our derivative financial instruments and debt obligations.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 3, 2014 and May 4, 2013

Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At May 3, 2014, 54% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at May 3, 2014, which totaled approximately $2.2 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $22 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
Foreign Currency Risk
At May 3, 2014, we had foreign currency forward contracts outstanding, totaling $143 million Canadian notional value and with a remaining life of 0.2 years, designed to hedge our net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts at May 3, 2014 was $0.4 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar at May 3, 2014, with all other variables held constant, would have resulted in a fair value of these contracts of a liability of approximately $1 million at May 3, 2014, a decrease of $1.4 million. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had no cash collateral posted under our contracts at May 3, 2014.
Sears Canada reduces its foreign exchange risk with respect to U.S. dollar denominated assets and liabilities and purchases of goods or services by entering into foreign exchange forward contracts. At May 3, 2014, these contracts had a notional value of $64 million. The fair value of the forward contracts at May 3, 2014 was approximately $2 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar at May 3, 2014, with all other variables held constant, would have resulted in a fair value for these contracts of approximately $1 million at May 3, 2014, a decrease of $1 million.
Counterparty Credit Risk
We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with investment grade credit ratings or better at May 3, 2014. We had no derivative instruments at May 4, 2013.
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

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 103 of SEC Regulation S-K requires that we disclose legal proceedings to which the Company and a governmental authority is a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Disclosure also is required as to any such proceedings known by us to be contemplated by governmental authorities. In that connection, we note that we have received a notice of violation from the California Department of Pesticide Regulation ("DPR") alleging that Kmart stores located in California sold certain products without proper registration with DPR. The parties are currently negotiating toward a resolution of this matter
See Part I, Item 1, "Financial Statements—Notes to Condensed Consolidated Financial Statements," Note 12—"Legal Proceedings," for additional information regarding legal proceedings, which information is incorporated herein by this reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the first quarter of 2014. During the 13 weeks ended May 3, 2014, we did not repurchase any shares of our common stock under our common share repurchase program. At May 3, 2014, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 2, 2014 to March 1, 2014	547	$44.75	—	$—
March 2, 2014 to April 5, 2014	195	48.62	—	—
April 6, 2014 to May 3, 2014	—	—	—	—
Total	742	$45.77	—	$—	$503,907,832

(1)	Consists entirely of 742 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.

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

SEARS HOLDINGS CORPORATION

By: /s/    ROBERT A. RIECKER

Name: Robert A. Riecker
Title: Vice President, Controller and Chief
Accounting Officer

Date: May 22, 2014

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, dated December 2, 2009, filed on December 4, 2009 (File No. 000-51217)).

*10.1	Sears Holdings Corporation Annual Incentive Plan (Amended and Restated Effective February 12, 2014).

*10.2	2014 Additional Definitions under Sears Holdings Corporation Annual Incentive Plan.

*10.3	2014 Additional Definitions under Sears Holdings Corporation Long-Term Incentive Program.

*10.4	Form of Cash Award - Addendum to Restricted Stock Award(s) (Lands’ End Make-Whole).

*10.5	Form of Cash Award - Addendum to Restricted Stock Unit Award(s) (Lands’ End Make-Whole).

*10.6	Addendum, dated April 21, 2014, to letter from Registrant to Edward S. Lampert relating to employment dated March 18, 2013 (Lands’ End Make-Whole).

10.7
Form of Sears Holdings Corporation Restricted Stock Award Agreement: Terms and Conditions (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 1, 2014).

10.8
Form of Sears Holdings Corporation Restricted Stock Unit Award Agreement: Terms and Conditions (incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 1, 2014).

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 Weeks Ended May 3, 2014 and May 4, 2013; (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the 13 Weeks Ended May 3, 2014 and May 4, 2013 (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of May 3, 2014, May 4, 2013 and February 1, 2014; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 Weeks Ended May 3, 2014 and May 4, 2013; (v) the Condensed Consolidated Statements of Equity (Unaudited) for the 13 Weeks Ended May 3, 2014 and May 4, 2013; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

___________________

*	Filed herewith.

E-1