Form 10-Q
period 2014-08-02
SEARS HOLDINGS CORP
filed 2014-08-21
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
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
Yes    ☐            No    ☒
As of August 15, 2014, the registrant had 106,472,251 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
REVENUES
Merchandise sales and services(1)	$8,013	$8,871	$15,892	$17,323
COSTS AND EXPENSES
Cost of sales, buying and occupancy(1)	6,271	6,685	12,322	12,981
Selling and administrative	2,118	2,291	4,207	4,509
Depreciation and amortization	152	187	307	378
Impairment charges	20	—	25	8
Gain on sales of assets	(34)	(241)	(80)	(255)
Total costs and expenses	8,527	8,922	16,781	17,621
Operating loss	(514)	(51)	(889)	(298)
Interest expense	(72)	(59)	(143)	(120)
Interest and investment income	32	14	36	21
Other income (loss)	5	(1)	2	(1)
Loss before income taxes	(549)	(97)	(994)	(398)
Income tax expense	(32)	(30)	(29)	(21)
Net loss	(581)	(127)	(1,023)	(419)
(Income) loss attributable to noncontrolling interests	8	(67)	48	(54)
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(573)	$(194)	$(975)	$(473)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(5.39)	$(1.83)	$(9.17)	$(4.46)
Diluted loss per share	$(5.39)	$(1.83)	$(9.17)	$(4.46)
Basic weighted average common shares outstanding	106.3	106.1	106.3	106.1
Diluted weighted average common shares outstanding	106.3	106.1	106.3	106.1
(1) Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $383 million and $386 million for the 13 weeks ended August 2, 2014 and August 3, 2013, respectively and $741 million and $755 million for the 26 weeks ended August 2, 2014 and August 3, 2013, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
millions	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net loss	$(581)	$(127)	$(1,023)	$(419)
Other comprehensive income
Pension and postretirement adjustments, net of tax	35	48	65	94
Deferred loss on derivatives, net of tax	(1)	—	(2)	—
Currency translation adjustments, net of tax	3	(20)	14	(27)
Total other comprehensive income	37	28	77	67
Comprehensive loss	(544)	(99)	(946)	(352)
Comprehensive (income) loss attributable to noncontrolling interests	3	(61)	37	(47)
Comprehensive loss attributable to Holdings' shareholders	$(541)	$(160)	$(909)	$(399)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

millions	August 2, 2014	August 3, 2013	February 1, 2014
ASSETS
Current assets
Cash and cash equivalents	$829	$671	$1,028
Restricted cash	10	10	10
Accounts receivable(1)	516	641	553
Merchandise inventories	6,383	7,708	7,034
Prepaid expenses and other current assets	419	470	334
Total current assets	8,157	9,500	8,959
Property and equipment, net	5,091	5,786	5,394
Goodwill	269	379	379
Trade names and other intangible assets	2,302	2,864	2,850
Other assets	619	749	679
TOTAL ASSETS	$16,438	$19,278	$18,261
LIABILITIES
Current liabilities
Short-term borrowings(2)	$1,404	$1,756	$1,332
Current portion of long-term debt and capitalized lease obligations	85	75	83
Merchandise payables	2,506	2,903	2,496
Other current liabilities	2,374	2,435	2,527
Unearned revenues	889	925	900
Other taxes	436	484	460
Short-term deferred tax liabilities	484	382	387
Total current liabilities	8,178	8,960	8,185
Long-term debt and capitalized lease obligations(3)	2,815	1,911	2,834
Pension and postretirement benefits	1,721	2,539	1,942
Other long-term liabilities	2,007	2,081	2,008
Long-term deferred tax liabilities	798	963	1,109
Total Liabilities	15,519	16,454	16,078
Commitments and contingencies
EQUITY
Total Equity	919	2,824	2,183
TOTAL LIABILITIES AND EQUITY	$16,438	$19,278	$18,261
(1) Includes $84 million, $77 million and $68 million at August 2, 2014, August 3, 2013 and February 1, 2014, respectively, of net amounts receivable from SHO.
(2)Includes $235 million of unsecured commercial paper held by ESL and its affiliates at August 3, 2013. ESL and its affiliates held none of our commercial paper at August 2, 2014 or February 1, 2014.
(3) Includes $205 million of senior secured notes held by ESL and its affiliates at August 2, 2014, and $95 million at both August 3, 2013, and February 1, 2014, and $3 million of subsidiary notes held by ESL and its affiliates at August 2, 2014, August 3, 2013, and February 1, 2014.
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	26 Weeks Ended
millions	August 2, 2014	August 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,023)	$(419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307	378
Impairment charges	25	8
Gain on sales of assets	(80)	(255)
Gain on sales of investments	(23)	—
Pension and postretirement plan contributions	(205)	(176)
Settlement of Canadian dollar hedges	1	—
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(36)	12
Merchandise inventories	308	(183)
Merchandise payables	46	157
Income and other taxes	(59)	(12)
Mark-to-market adjustments and settlements on Sears Canada derivative instruments	3	(1)
Other operating assets	(26)	(43)
Other operating liabilities	15	(181)
Net cash used in operating activities	(747)	(715)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	164	287
Net increase in investments and restricted cash	—	(1)
Purchases of property and equipment	(126)	(116)
Net cash provided by investing activities	38	170
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	—	2
Repayments of long-term debt	(42)	(46)
Increase in short-term borrowings, primarily 90 days or less	72	662
Lands' End, Inc. pre-separation funding	515	—
Separation of Lands' End, Inc.	(31)	—
Debt issuance costs	(11)	—
Net cash provided by financing activities	503	618
Effect of exchange rate changes on cash and cash equivalents	7	(11)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(199)	62
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,028	609
CASH AND CASH EQUIVALENTS, END OF PERIOD	$829	$671
Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$89	$32
Cash interest paid	117	98
Unpaid liability to acquire equipment and software	28	43

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Equity
(Unaudited)

	Equity Attributable to Holdings’ Shareholders
millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at February 2, 2013	106	$1	$(5,970)	$9,298	$885	$(1,459)	$417	$3,172
Comprehensive loss
Net income (loss)	—	—	—	—	(473)	—	54	(419)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	89	5	94
Currency translation adjustments, net of tax	—	—	—	—	—	(15)	(12)	(27)
Total Comprehensive Loss								(352)
Stock awards	—	—	3	(1)	—	—	—	2
Associate stock purchase	—	—	2	—	—	—	—	2
Balance at August 3, 2013	106	$1	$(5,965)	$9,297	$412	$(1,385)	$464	$2,824
Balance at February 1, 2014	106	$1	$(5,963)	$9,298	$(480)	$(1,117)	$444	$2,183
Comprehensive loss
Net loss	—	—	—	—	(975)	—	(48)	(1,023)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	61	4	65
Deferred loss on derivatives, net of tax	—	—	—	—	—	(2)	—	(2)
Currency translation adjustments, net of tax	—	—	—	—	—	7	7	14
Total Comprehensive Loss								(946)
Stock awards	—	—	3	(2)	—	—	—	1
Separation of Lands' End, Inc.	—	—	—	(323)	—	2	—	(321)
Associate stock purchase	—	—	2	—	—	—	—	2
Balance at August 2, 2014	106	$1	$(5,958)	$8,973	$(1,455)	$(1,049)	$407	$919

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 1,870 full-line and specialty retail stores in the United States, operating through Kmart and Sears, and 432 full-line and specialty retail stores in Canada operating through Sears Canada Inc. ("Sears Canada"), a 51%-owned subsidiary. We have three reportable segments: Kmart, Sears Domestic and Sears Canada.
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
Depreciation Expense
Depreciation expense included within depreciation and amortization expense reported on the Condensed Consolidated Statements of Operations was $147 million, $297 million, $181 million, and $361 million for the 13- and 26- week periods ended August 2, 2014 and August 3, 2013, respectively.
Separation of Lands' End, Inc.
On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. The separation was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes. Prior to the separation, Lands' End, Inc. ("Lands' End") entered into an asset-based senior secured revolving credit facility, which provides for maximum borrowings of approximately $175 million with a letter of credit sub-limit, and a senior secured term loan facility of approximately $515 million. The proceeds of the term loan facility were used to fund a $500 million dividend to Holdings and pay fees and expenses associated with the foregoing facilities. We accounted for this spin-off in accordance with accounting standards applicable to spin-off transactions. Accordingly, we classified the carrying value of net assets of $323 million contributed to Lands' End as a reduction of capital in excess of par value in the Condensed Consolidated Statement of Equity for the 26-week period ended August 2, 2014.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Changes in the carrying amount of goodwill by segment, which reflects the impact related to the Lands’ End spin-off, were as follows:

millions	Sears Domestic
Balance, February 1, 2014:
Goodwill	$379
2014 activity:
Separation of Lands' End, Inc.	(110)
Balance, August 2, 2014	$269
Changes in the carrying amount of trade names and other intangible assets by segment, which reflects the impact related to the Lands’ End spin-off, were as follows:

millions	Sears Domestic	Total
Balance, February 1, 2014:
Trade names and intangible assets	$2,651	$2,850
2014 activity:
Separation of Lands' End, Inc.	(531)	(531)
Amortization expense and other	(14)	(17)
Balance, August 2, 2014	$2,106	$2,302
NOTE 2 – BORROWINGS
Total borrowings were as follows:

millions	August 2, 2014	August 3, 2013	February 1, 2014
Short-term borrowings:
Unsecured commercial paper	$7	$247	$9
Secured borrowings	1,397	1,509	1,323
Long-term debt, including current portion:
Notes and debentures outstanding	2,566	1,582	2,571
Capitalized lease obligations	334	404	346
Total borrowings	$4,304	$3,742	$4,249
The fair value of long-term debt, excluding capitalized lease obligations, was $2.3 billion at August 2, 2014, $1.5 billion at August 3, 2013 and $2.3 billion at February 1, 2014. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 4 to the Condensed Consolidated Financial Statements.
Debt Repurchase Authorization
In 2005, our Finance Committee of the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of our outstanding indebtedness in open market or privately negotiated transactions. Our wholly owned finance subsidiary, Sears Roebuck Acceptance Corp. ("SRAC"), has repurchased $215 million of its outstanding notes. Holdings has repurchased $10 million of senior secured notes. The unused balance of this authorization is $275 million at August 2, 2014.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Unsecured Commercial Paper
We borrow through the commercial paper markets. At August 2, 2014, August 3, 2013 and February 1, 2014, we had outstanding commercial paper borrowings of $7 million, $247 million and $9 million, respectively. ESL held $235 million of our commercial paper at August 3, 2013, including $143 million held by Edward S. Lampert. Neither ESL nor Edward S. Lampert held any of our commercial paper at August 2, 2014 or February 1, 2014. See Note 14 for further discussion of these borrowings.
Domestic Credit Agreement
During the first quarter of 2011, SRAC, Kmart Corporation (together with SRAC, the "Borrowers") and Holdings entered into an amended credit agreement (the "Domestic Credit Agreement"). The Domestic Credit Agreement provides for a $3.275 billion asset-based revolving credit facility (the "Revolving Facility") with a $1.5 billion letter of credit sub-limit. On October 2, 2013, Holdings and the Borrowers entered into a First Amendment (the "Amendment") to the Domestic Credit Agreement with a syndicate of lenders. Pursuant to the Amendment, the Borrowers borrowed $1.0 billion under a senior secured term loan facility (the "Term Loan").
Advances under the Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate ("LIBOR") or a base rate, in either case plus an applicable margin. The Domestic Credit Agreement’s interest rates for LIBOR-based borrowings vary based on leverage in the range of LIBOR plus 2.0% to 2.5%. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%. Commitment fees are in a range of 0.375% to 0.625% based on usage. The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Domestic Credit Agreement permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion in second lien notes were outstanding at August 2, 2014, resulting in $760 million of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018. The Revolving Facility is expected to expire in April 2016.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either (1) LIBOR (subject to a 1.00% LIBOR floor) or (2) the highest of (x) the prime rate of the bank acting as agent of the syndicate of lenders, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% (the highest of (x), (y) and (z), the "Base Rate"), plus an applicable margin for LIBOR loans of 4.50% and for Base Rate loans of 3.50%. Beginning February 2, 2014, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing June 30, 2018. Beginning with the fiscal year ending January 2015, the Borrowers are also required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty, other than a 1.00% prepayment premium if the Borrowers enter into certain repricing transactions with respect to the Term Loan prior to October 2, 2014. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility.
The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, is at least 15% and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility or from the proceeds of certain dividends or asset sales. The Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. If availability were to fall below 10%, the Company would not comply with the springing fixed charge coverage ratio covenant, and the lenders under our domestic credit facility could demand immediate payment in full of all amounts outstanding and terminate their obligations under the facility.
At August 2, 2014, August 3, 2013 and February 1, 2014, we had $1.4 billion, $1.5 billion and $1.3 billion, respectively, of Revolving Facility borrowings and $646 million, $680 million and $661 million, respectively, of

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

letters of credit outstanding under the Revolving Facility. At August 2, 2014 and February 1, 2014, the amount available to borrow under the Revolving Facility was $240 million and $549 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. At August 3, 2013, the amount available to borrow was $759 million, which reflects the effect of the springing fixed charge coverage ratio covenant, while the borrowing base requirement had no effect on availability. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs. At August 2, 2014 and February 1, 2014, we had $995 million and $1.0 billion, respectively, of borrowings under the Term Loan.
Senior Secured Notes
In October 2010, we sold $1.0 billion aggregate principal amount of senior secured notes (the "Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company's domestic pension plan in a private placement, of which approximately $110 million remains in the domestic pension plan. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the "Collateral"). The lien that secures the Notes is junior in priority to the lien on such assets that secures obligations under the Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principal amount upon the occurrence of certain change of control triggering events. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the Notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the Notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency. The Company may call the Notes at a premium based on the "Treasury Rate" as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.
Sears Canada Credit Agreement
In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the "Sears Canada Facility"). On May 28, 2014, Sears Canada announced that it had extended the term of the Sears Canada Facility (the "Amended Sears Canada Facility") to May 28, 2019 and reduced the total credit limit to $300 million Canadian.
The Amended Sears Canada Facility is available for Sears Canada's general corporate purposes and is secured by a first lien on inventory and credit card receivables. Availability under the Amended Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and credit card receivables, subject to certain limitations, up to a maximum availability of $300 million Canadian. At August 2, 2014, we had no borrowings outstanding under the Amended Sears Canada Facility, and at August 3, 2013 and February 1, 2014, we had no borrowings under the Sears Canada Facility. Availability under the Amended Sears Canada Facility was approximately $246 million ($268 million Canadian) at August 2, 2014, and availability under the Sears Canada Facility was approximately $530 million ($551 million Canadian) and $336 million ($374 million Canadian), respectively, at August 3, 2013 and February 1, 2014. The borrowing base formula may be reduced by reserves currently estimated by the Company to be approximately $122 million, which may be applied by the lenders at their discretion pursuant to the Amended Sears Canada Facility agreement. In 2013, as a result of judicial developments relating to the priorities of pension liability relative to certain secured obligations, Sears Canada provided additional security to the lenders by pledging certain real estate assets as collateral, thereby partially reducing the potential

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

reserve amount the lenders could apply. The potential additional reserve amount may increase or decrease in the future based on changes in estimated net pension liabilities.
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
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 125 Full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued to wholly owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the "REMIC Securities") that are secured by the mortgages and collateral assignments of the store leases. Payments to the holders on the REMIC Securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion (the "KCD Securities") were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to the holders on the KCD Securities are funded by the royalty payments. The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. In the fourth quarter of fiscal 2013, Holdings contributed all of the outstanding capital stock of Sears Re to SRe Holding Corporation, a direct wholly owned subsidiary of Holdings. Sears Re thereafter reduced its excess statutory capital through the distribution of all REMIC Securities held by it to SRe Holding Corporation. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly owned consolidated subsidiaries. At August 2, 2014, August 3, 2013 and February 1, 2014, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.7 billion at August 2, 2014, August 3, 2013 and February 1, 2014.
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
NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS
We primarily use derivatives as a risk management tool to decrease our exposure to fluctuations in the foreign currency market, and do not use derivative financial instruments for trading or speculative purposes. We are exposed to fluctuations in foreign currency exchange rates as a result of our net investment in Sears Canada. Further, Sears Canada is exposed to fluctuations in foreign currency exchange rates due to inventory purchase contracts denominated in U.S. dollars. The recorded amounts and corresponding gains on the hedging activity were not material at August 2, 2014, August 3, 2013 or February 1, 2014, or for the 13- and 26- week periods ended August 2, 2014 or August 3, 2013.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Hedges of Net Investment in Sears Canada
During the second quarter of 2014, we entered into foreign currency forward contracts with a total Canadian notional value of $300 million, and with a weighted-average remaining life of 0.1 years at August 2, 2014. These contracts were designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada.
For derivatives that were designated as hedges of our net investment in Sears Canada, we assess effectiveness based on changes in forward currency exchange rates. Changes in forward rates on the derivatives are recorded in the currency translation adjustments line in accumulated other comprehensive loss and will remain there until we substantially liquidate or sell our holdings in Sears Canada.
We settled foreign currency forward contracts during the 13-week period ended August 2, 2014 and will pay $0.5 million relative to these contract settlements. We settled foreign currency forward contracts and received net amounts of $1 million during the 26-week period ended August 2, 2014, relative to these contract settlements. As hedge accounting was applied to these contracts, an offsetting amount was recorded as a component of other comprehensive loss.
Sears Canada Hedges of Merchandise Purchases
At August 2, 2014, Sears Canada had $205 million notional amount of foreign exchange forward contracts. These forward contracts are used to reduce the foreign exchange risk with respect to U.S. dollar denominated assets and liabilities and purchases of goods or services.
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
Counterparty Credit Risk
We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with investment grade credit ratings or better at August 2, 2014, August 3, 2013 and February 1, 2014.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities, cash and domestic cash equivalents are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our long-term debt is disclosed in Note 2 to the Condensed Consolidated Financial Statements. The following tables provide the fair value measurement amounts for other financial assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value at August 2, 2014, August 3, 2013 and February 1, 2014:

millions	Total Fair Value Amounts at August 2, 2014	Level 1	Level 2	Level 3
Cash equivalents(1)	$55	$55	$—	$—
Restricted cash(2)	10	10	—	—
Foreign currency derivative assets(3)	4	—	4	—
Total	$69	$65	$4	$—

millions	Total Fair Value Amounts at August 3, 2013	Level 1	Level 2	Level 3
Cash equivalents(1)	$211	$211	$—	$—
Restricted cash(2)	10	10	—	—
Foreign currency derivative assets(3)	1	—	1	—
Foreign currency derivative liabilities(4)	(1)	—	(1)	—
Total	$221	$221	$—	$—

millions	Total Fair Value Amounts at February 1, 2014	Level 1	Level 2	Level 3
Cash equivalents(1)	$346	$346	$—	$—
Restricted cash(2)	10	10	—	—
Foreign currency derivative assets(3)	8	—	8	—
Total	$364	$356	$8	$—

(1)	Included within Cash and cash equivalents in our Condensed Consolidated Balance Sheets.

(2)	Included within Restricted cash in our Condensed Consolidated Balance Sheets.

(3)	Included within Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

(4)	Included within Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets.
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Condensed Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, we measure the impairment and adjust the carrying value. With the exception of the fixed asset impairments described in Note 6, we had no significant remeasurements of such assets or liabilities to fair value during the 13- and 26- week periods ended August 2, 2014 and August 3, 2013.

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
NOTE 5 – SEARS CANADA
Sears Holdings Ownership of Sears Canada
At August 2, 2014, August 3, 2013 and February 1, 2014, Sears Holdings was the beneficial holder of approximately 52 million, or 51% of the common shares of Sears Canada.
Sears Canada Share Repurchases
During the second quarter of 2013, Sears Canada renewed its Normal Course Issuer Bid with the Toronto Stock Exchange that permits it to purchase for cancellation up to 5% of its issued and outstanding common shares, representing approximately 5.1 million common shares. The purchase authorization expired on May 23, 2014. There were no share purchases during the 13- and 26- week periods ended August 2, 2014 and August 3, 2013.
Update on our Interest in Sears Canada
On May 14, 2014, we announced that we are exploring strategic alternatives for our 51% interest in Sears Canada, which has a current market value of approximately $765 million as of August 19, 2014, including a potential sale of our interest or Sears Canada as a whole. In connection with these efforts, we engaged BofA Merrill Lynch. Sears Canada's Board of Directors has advised us that Sears Canada's board and management intend to cooperate fully with us in this process to achieve value for all shareholders.
NOTE 6 – STORE CLOSING CHARGES, IMPAIRMENTS AND REAL ESTATE TRANSACTIONS
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that we believe can be realized through sub-leasing the leased space. During the second quarter of 2014, we closed 46 stores in our Kmart segment and eight stores in our Sears Domestic segment we previously announced would close, and recorded charges for the related lease obligations of $11 million for 46 of these stores in our Kmart segment and $2 million for five of these stores in our Sears Domestic segment. During the first half of 2014, we closed 75 stores in our Kmart segment and 21 stores in our Sears Domestic segment we previously announced would close, and recorded charges for the related lease obligations of $11 million for 51 of these stores in our Kmart segment and $3 million for 12 of these stores in our Sears Domestic segment.
We expect to record additional charges of approximately $16 million during the remainder of 2014 related to stores we had previously made the decision to close.
During the second quarter of 2013, we closed 16 stores in our Kmart segment and 10 stores in our Sears Domestic segment we previously announced would close. During the first half of 2013, we closed 27 stores in our Kmart segment and 10 stores in our Sears Domestic segment we previously announced would close, and recorded charges for the related lease obligations of $1 million for four of these stores in our Kmart segment.
We made the decision to close 26 stores in our Kmart segment and two stores in our Sears Domestic segment during the second quarter of 2014, and 40 stores in our Kmart segment and six stores in our Sears Domestic segment during the first half of 2014.
We made the decision to close 12 stores in our Kmart segment and six stores in our Sears Domestic segment during the second quarter of 2013, and 25 stores in our Kmart segment and 12 stores in our Sears Domestic segment during the first half of 2013.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Store closing costs and severance recorded for the 13- and 26- week periods ended August 2, 2014 and August 3, 2013 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$10	$3	$11	$3	$3	$30
Sears Domestic	—	2	4	1	3	10
Sears Canada	1	4	—	—	—	5
Total for the 13-week period ended August 2, 2014	$11	$9	$15	$4	$6	$45

Kmart	$4	$1	$—	$3	$—	$8
Sears Domestic	3	1	(3)	1	1	3
Total for the 13-week period ended August 3, 2013	$7	$2	$(3)	$4	$1	$11

Kmart	$15	$4	$11	$6	$3	$39
Sears Domestic	2	2	2	1	8	15
Sears Canada	1	9	5	—	—	15
Total for the 26-week period ended August 2, 2014	$18	$15	$18	$7	$11	$69

Kmart	$9	$2	$(1)	$6	$1	$17
Sears Domestic	6	2	(6)	3	9	14
Sears Canada	—	2	—	—	—	2
Total for the 26-week period ended August 3, 2013	$15	$6	$(7)	$9	$10	$33
_____________

(1)	Recorded within Cost of sales, buying and occupancy on the Condensed Consolidated Statements of Operations.

(2)
Recorded within Selling and administrative on the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)
Costs for the 13-week period ended August 2, 2014 include $5 million recorded within Impairment charges and $1 million recorded within Depreciation and amortization on the Condensed Consolidated Statement of Operations. Costs for the 13-week period ended August 3, 2013 are recorded within Depreciation and amortization on the Condensed Consolidated Statements of Operations. Costs for the 26-week periods ended August 2, 2014 and August 3, 2013 include $10 million and $8 million recorded within Impairment charges, respectively, and $1 million and $2 million recorded within Depreciation and amortization, respectively, on the Condensed Consolidated Statements of Operations.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Store closing cost accruals of $175 million, $157 million and $199 million at August 2, 2014, August 3, 2013 and February 1, 2014, respectively, were as follows:

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at August 3, 2013	$23	$119	$15	$157
Store closing costs	53	10	11	74
Store closing capital lease obligations	—	2	—	2
Payments/utilizations	(13)	(12)	(9)	(34)
Balance at February 1, 2014	63	119	17	199
Store closing costs	15	19	7	41
Payments/utilizations	(39)	(13)	(13)	(65)
Balance at August 2, 2014	$39	$125	$11	$175
Long-Lived Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, we performed an impairment test of certain of our long-lived assets (principally the value of buildings and other fixed assets associated with our stores) due to events and changes in circumstances during the 13-week period ended August 2, 2014 that indicated an impairment might have occurred. The impairment review was triggered by a decline in operating performance at certain locations within the Sears Canada segment. As a result of this impairment testing, the Company recorded impairment charges of $15 million during the 13- and 26- week periods ended August 2, 2014 at Sears Canada.
Real Estate Transactions
During the first half of 2014, we recorded gains on the sales of assets of $80 million in connection with real estate transactions, which included a gain of $13 million recognized on the sale of a distribution facility in our Sears Domestic segment for which we received $16 million of cash proceeds and a gain of $10 million recognized on the sale of a Kmart store for which we received $10 million of cash proceeds.
Also, during the first half of 2014, we entered into agreements for the surrender and early termination of two Sears Full-line store leases for which we received $64 million of cash proceeds. The gains will be deferred until the lease termination agreements are effective and we have surrendered substantially all of our rights and obligations.
Additionally, during the second quarter of 2014, we recorded investment income of $23 million related to the sale of a 15% joint venture interest in one property Sears Canada owned with Ivanhoe Cambridge II Inc., for which Sears Canada received $30 million ($33 million Canadian) in cash proceeds.
During the first half of 2013, we recorded gains on the sales of assets of $255 million in connection with real estate transactions which included a gain of $180 million recognized in the second quarter on the amendment and early termination of the leases on two properties operated by Sears Canada for which Sears Canada received $184 million ($191 million Canadian) in cash proceeds. Gains on sales of assets recorded in the first half of 2013 also included gains of $55 million related to the sale of a store previously operated under The Great Indoors format, two Sears Full-line stores and one Kmart store for which the Company received $86 million of cash proceeds.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 7 – EQUITY
Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	August 2, 2014	August 3, 2013	February 1, 2014
Pension and postretirement adjustments (net of tax of $(326), $(441) and $(328), respectively)	$(975)	$(1,319)	$(1,036)
Cumulative unrealized derivative gain (net of tax of $0 for all periods presented)	—	—	2
Currency translation adjustments (net of tax of $(37), $(40) and $(38), respectively)	(74)	(66)	(83)
Accumulated other comprehensive loss	$(1,049)	$(1,385)	$(1,117)
Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.
Accumulated other comprehensive loss attributable to noncontrolling interests at August 2, 2014, August 3, 2013 and February 1, 2014 was $42 million, $71 million and $53 million, respectively.
Income Tax Expense Allocated to Each Component of Other Comprehensive Income
Income tax expense allocated to each component of other comprehensive income was as follows:

	13 Weeks Ended August 2, 2014			13 Weeks Ended August 3, 2013
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$37	$(2)	$35	$49	$(1)	$48
Deferred loss on derivatives	(1)	—	(1)	—	—	—
Currency translation adjustments	3	—	3	(20)	—	(20)
Total other comprehensive income	$39	$(2)	$37	$29	$(1)	$28

	26 Weeks Ended August 2, 2014			26 Weeks Ended August 3, 2013
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$68	$(3)	$65	$97	$(3)	$94
Deferred loss on derivatives	(2)	—	(2)	—	—	—
Currency translation adjustments	15	(1)	14	(28)	1	(27)
Total other comprehensive income	$81	$(4)	$77	$69	$(2)	$67

(1)	Included in the computation of net periodic benefit expense. See Note 8 to the Condensed Consolidated Financial Statements.
Common Share Repurchase Program
During the 13- and 26- week periods ended August 2, 2014 and August 3, 2013, we did not repurchase any shares of our common stock under our common share repurchase program. At August 2, 2014, we had approximately $504 million of remaining authorization under our common share repurchase program.
The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades,

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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

	13 Weeks Ended		26 Weeks Ended
millions	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Components of net periodic expense:
Interest cost	$82	$75	$151	$150
Expected return on plan assets	(92)	(77)	(169)	(154)
Amortization of experience losses	31	49	62	97
Net periodic expense	$21	$47	$44	$93
Contributions
During the 13- and 26- week periods ended August 2, 2014, we made total contributions of $103 million and $205 million, respectively, to our pension and postretirement plans. During the 13- and 26- week periods ended August 3, 2013, we made total contributions of $87 million and $176 million, respectively, to our pension and postretirement plans. We anticipate making aggregate contributions to our domestic and Canadian defined benefit and postretirement plans of approximately $255 million over the remainder of 2014, which is lower than previously anticipated due to new legislation which was recently enacted that amends existing funding requirements for our domestic pension plans.
NOTE 9 – INCOME TAXES
We had gross unrecognized tax benefits of $141 million at August 2, 2014, $142 million at August 3, 2013 and $150 million at February 1, 2014. Of the amount at August 2, 2014, $86 million, would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13-week period ended August 2, 2014, we made no reductions to gross unrecognized tax benefits. During the 26-week period ended August 2, 2014, gross unrecognized tax benefits were decreased by $9 million due to the Lands' End spin-off and foreign activity. During the 13- and 26- week periods ended August 3, 2013, gross unrecognized tax benefits were decreased by $9 million and $19 million, respectively, due to foreign and state audit activity. We expect that our unrecognized tax benefits could decrease by as much as $6 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At August 2, 2014, August 3, 2013 and February 1, 2014, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $53 million ($36 million net of federal benefit), $51 million ($35 million net of federal benefit), and $53 million ($36 million net of federal benefit), respectively. The total amount of net interest expense recognized as part of income tax expense in our Condensed Consolidated Statements of Operations was $1 million and $3 million (net of federal benefit) for the 13- and 26- week periods ended August 2, 2014, respectively.
On April 4, 2014, Holdings and Lands' End entered into a tax sharing agreement in connection with the spin-off. Pursuant to this agreement, Holdings is responsible for all pre-separation U.S. federal, state and local income taxes

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

attributable to the Lands’ End business, and Lands’ End is responsible for all other income taxes attributable to its business, including all foreign taxes.
We file income tax returns in the United States, as well as various foreign jurisdictions. The IRS has completed its examination of all federal income tax returns of Holdings through the 2009 return, and all matters arising from such examinations have been resolved. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2002 through 2012, and Kmart is under examination by such jurisdictions for the years 2003 through 2012.
At the end of 2013, we had a federal and state net operating loss ("NOL") deferred tax asset of $1.2 billion, which will expire predominately between 2019 and 2034. We have credit carryforwards of $721 million, which will expire between 2015 and 2034.
At February 1, 2014, we had a valuation allowance of $3.4 billion to record only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance as the year progresses for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset. This evaluation includes our foreign deferred tax assets which the Company currently believes are more likely than not realizable, but it is reasonably possible that this belief could change in the near term requiring establishment of additional valuation allowances.
The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. For the second quarter of 2014, our effective income tax rate was an expense of 5.8%. Our tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the first half of 2014 was negatively impacted by increased foreign taxes in Puerto Rico resulting from a new tax law change which became effective during the second quarter of 2014, as well as a tax settlement, but was partially offset by current period losses attributable to Sears Canada.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	13 Weeks Ended August 2, 2014
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$892	$2,362	$418	$3,672
Apparel and Soft Home	935	770	325	2,030
Food and Drug	1,075	2	—	1,077
Service	4	612	26	642
Other	17	564	11	592
Total merchandise sales and services	2,923	4,310	780	8,013
Costs and expenses
Cost of sales, buying and occupancy	2,341	3,334	596	6,271
Selling and administrative	729	1,184	205	2,118
Depreciation and amortization	24	110	18	152
Impairment charges	2	3	15	20
Gain on sales of assets	(31)	(3)	—	(34)
Total costs and expenses	3,065	4,628	834	8,527
Operating loss	$(142)	$(318)	$(54)	$(514)
Total assets	$3,730	$10,778	$1,930	$16,438
Capital expenditures	$7	$38	$9	$54

	13 Weeks Ended August 3, 2013
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$977	$2,458	$484	$3,919
Apparel and Soft Home	1,003	1,120	387	2,510
Food and Drug	1,169	3	—	1,172
Service	4	656	36	696
Other	15	546	13	574
Total merchandise sales and services	3,168	4,783	920	8,871
Costs and expenses
Cost of sales, buying and occupancy	2,459	3,544	682	6,685
Selling and administrative	747	1,301	243	2,291
Depreciation and amortization	33	129	25	187
Gain on sales of assets	(15)	(45)	(181)	(241)
Total costs and expenses	3,224	4,929	769	8,922
Operating income (loss)	$(56)	$(146)	$151	$(51)
Total assets	$4,291	$12,602	$2,385	$19,278
Capital expenditures	$4	$47	$5	$56

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	26 Weeks Ended August 2, 2014
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$1,709	$4,513	$773	$6,995
Apparel and Soft Home	1,886	1,792	625	4,303
Food and Drug	2,184	4	—	2,188
Service	8	1,196	57	1,261
Other	33	1,090	22	1,145
Total merchandise sales and services	5,820	8,595	1,477	15,892
Costs and expenses
Cost of sales, buying and occupancy	4,643	6,550	1,129	12,322
Selling and administrative	1,420	2,356	431	4,207
Depreciation and amortization	47	224	36	307
Impairment charges	2	8	15	25
(Gain) loss on sales of assets	(52)	(29)	1	(80)
Total costs and expenses	6,060	9,109	1,612	16,781
Operating loss	$(240)	$(514)	$(135)	$(889)
Total assets	$3,730	$10,778	$1,930	$16,438
Capital expenditures	$20	$87	$19	$126

	26 Weeks Ended August 3, 2013
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$1,875	$4,641	$925	$7,441
Apparel and Soft Home	1,996	2,285	741	5,022
Food and Drug	2,359	6	—	2,365
Service	9	1,271	68	1,348
Other	32	1,087	28	1,147
Total merchandise sales and services	6,271	9,290	1,762	17,323
Costs and expenses
Cost of sales, buying and occupancy	4,857	6,837	1,287	12,981
Selling and administrative	1,460	2,556	493	4,509
Depreciation and amortization	66	262	50	378
Impairment charges	—	8	—	8
Gain on sales of assets	(28)	(46)	(181)	(255)
Total costs and expenses	6,355	9,617	1,649	17,621
Operating income (loss)	$(84)	$(327)	$113	$(298)
Total assets	$4,291	$12,602	$2,385	$19,278
Capital expenditures	$25	$76	$15	$116

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 11 – SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at August 2, 2014, August 3, 2013 and February 1, 2014 consisted of the following:

millions	August 2, 2014	August 3, 2013	February 1, 2014
Unearned revenues	$836	$858	$836
Self-insurance reserves	691	705	686
Other	480	518	486
Total	$2,007	$2,081	$2,008
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
NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which replaces the current revenue recognition standards. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for the Company in the first quarter of 2017 and may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption. The Company is evaluating the effect of adopting this new standard.
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued an accounting standards update which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. The update will be effective for the Company in the first quarter of 2015, and early adoption of the update is permitted. The adoption of the update may impact whether future disposals qualify as discontinued operations and therefore could impact the Company's financial statement presentation and disclosures.
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
NOTE 14 – RELATED PARTY DISCLOSURE
Investment of Surplus Cash
Our Board has delegated authority to direct investment of our surplus cash to Edward S. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf, other than Mr. Lampert's compensation as our Chief Executive Officer. ESL beneficially owned approximately 48% of our outstanding common stock at August 2, 2014.
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
Unsecured Commercial Paper
During the first half of 2014 and 2013, ESL and its affiliates held unsecured commercial paper issued by Sears Roebuck Acceptance Corp. (“SRAC”), an indirect wholly owned subsidiary of Sears Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate, and principal amount outstanding was 30.7 days, 2.78% and $25.3 million and 30.6 days, 2.78% and $273 million, respectively, in the first half of 2014 and 2013. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2014 was $150 million and $0.4 million interest was paid by SRAC to ESL during the first half of 2014. ESL held

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

$235 million in principal amount of commercial paper at August 3, 2013, which included $143 million held by Mr. Lampert. Neither ESL nor Mr. Lampert held any of our commercial paper at August 2, 2014 or February 1, 2014. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
Senior Secured Notes
At August 2, 2014, Mr. Lampert and ESL held an aggregate of $205 million of principal amount of the Company's 6 5/8% Senior Secured Notes due 2018 (the "6 5/8%" Notes") and $3 million of principal amount of unsecured notes issued by SRAC (the "Subsidiary Notes"). At August 3, 2013 and February 1, 2014, Mr. Lampert and ESL held an aggregate of $95 million of principal amount of 6 5/8% Notes and $3 million of principal amount of Subsidiary Notes.
Trade Receivable Put Agreements
On January 26, 2012, ESL entered into an agreement with a financial institution to acquire from the financial institution an undivided participating interest in a certain percentage of its rights and obligations under trade receivable put agreements that were entered into with certain vendors of the Company. These agreements generally provide that, in the event of a bankruptcy filing by the Company, the financial institution will purchase such vendors’ accounts receivable arising from the sale of goods or services to the Company. ESL may from time to time choose to purchase an 80% undivided participating interest in the rights and obligations primarily arising under future trade receivable put agreements that the financial institution enters into with our vendors during the term of its agreement. The Company is neither a party nor will it become a party to any of these agreements. At February 1, 2014, and August 3, 2013 ESL held a participation interest totaling $80 million and $97 million, respectively, in the financial institution’s agreements relating to the Company. At August 2, 2014, ESL held no participating interest.
Sears Canada
ESL owns approximately 28% of the outstanding common shares of Sears Canada.
Lands' End
ESL owns approximately 49% of the outstanding common stock of Lands’ End (based on publicly available information as of April 8, 2014). Holdings, and certain of its subsidiaries, entered into a transition services agreement in connection with the spin-off pursuant to which Lands’ End and Holdings will provide to each other, on an interim, transitional basis, various services, which may include, but are not limited to, tax services, logistics services, auditing and compliance services, inventory management services, information technology services and continued participation in certain contracts shared with Holdings and its subsidiaries, as well as agreements related to Lands' End Shops at Sears and participation in the Shop Your Way program.
Amounts due to or from Lands’ End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands’ End on at least a monthly basis. At August 2, 2014, Holdings reported a net amount receivable from Lands' End of $3 million in the Accounts receivable line of the Condensed Consolidated Balance Sheets. Amounts related to revenue from retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way program, and corporate shared services were $18 million and $24 million, respectively, for the 13- and 26- week periods ended August 2, 2014. The amounts Lands' End earned related to call center services and commissions were $3 million and $4 million, respectively, for the 13- and 26- week periods ended August 2, 2014.
SHO
Holdings, and certain of its subsidiaries, engage in transactions with SHO pursuant to various agreements with SHO which, among other things, (1) govern the principal transactions relating to the rights offering and certain aspects of our relationship with SHO following the separation, (2) establish terms under which Holdings and certain of its subsidiaries will provide SHO with services, and (3) establish terms pursuant to which Holdings and certain of its

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

subsidiaries will obtain merchandise for SHO. ESL owns approximately 47% of the outstanding common stock of SHO (based on publicly available information as of July 31, 2014).
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
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At August 2, 2014, August 3, 2013 and February 1, 2014, Holdings reported a net amount receivable from SHO of $84 million, $77 million and $68 million, respectively, in the Accounts receivable line of the Condensed Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $441 million and $854 million, respectively, for the 13- and 26- week periods ended August 2, 2014, and $451 million and $885 million, respectively, for the 13- and 26- week periods ended August 3, 2013. The net amounts SHO earned related to commissions were $27 million and $55 million, respectively, for the 13- and 26- week periods ended August 2, 2014, and $24 million and $63 million, respectively, for the 13- and 26- week periods ended August 3, 2013. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for further information related to these guarantees.
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
NOTE 15 – GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At August 2, 2014, the principal amount outstanding of the Company’s 6 5/8% senior secured notes due 2018 was $1.24 billion. These notes were issued in 2010 by Sears Holdings Corporation (“Parent”). The notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by SRAC (the “guarantor subsidiaries”). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at August 2, 2014, August 3, 2013 and February 1, 2014, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Income (Loss) for the 13- and 26- week periods ended August 2, 2014 and August 3, 2013, and the Condensed Consolidating Statements of Cash flows for the 13- and 26- week periods ended August 2, 2014 and August 3, 2013 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. The following condensed consolidated financial statements had total assets and liabilities of approximately $1.1 billion and $395 million, respectively, at August 3, 2013 and total assets and liabilities of approximately $1.1 billion and $385 million, respectively, at February 1, 2014, attributable to the Lands' End domestic business. Merchandise sales and services included revenues of approximately $185 million from the Lands' End domestic business for the 26- week period ended August 2, 2014, and approximately $280 million and $545 million, respectively, for the 13- and 26- week periods ended August 3, 2013. Net loss attributable to Holdings' shareholders included net income of

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

approximately $5 million from the Lands' End domestic business for the 26- week period ended August 2, 2014, and approximately $10 million and $15 million, respectively, for the 13- and 26- week periods ended August 3, 2013. The financial information for the domestic portion of Lands' End business is reflected within the guarantor subsidiaries balances for these periods, while the international portion is reflected within the non-guarantor subsidiaries balances for these periods.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
August 2, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$565	$264	$—	$829
Intercompany receivables	—	—	26,369	(26,369)	—
Accounts receivable	—	397	119	—	516
Merchandise inventories	—	5,783	600	—	6,383
Prepaid expenses and other current assets	43	971	451	(1,036)	429
Total current assets	43	7,716	27,803	(27,405)	8,157
Total property and equipment, net	—	3,680	1,411	—	5,091
Goodwill and intangible assets	—	288	2,283	—	2,571
Other assets	12	427	2,742	(2,562)	619
Investment in subsidiaries	13,638	25,474	—	(39,112)	—
TOTAL ASSETS	$13,693	$37,585	$34,239	$(69,079)	$16,438
Current liabilities
Short-term borrowings	$—	$1,404	$—	$—	$1,404
Current portion of long-term debt and capitalized lease obligations	—	72	13	—	85
Merchandise payables	—	2,239	267	—	2,506
Intercompany payables	12,112	14,257	—	(26,369)	—
Short-term deferred tax liabilities	2	504	—	(22)	484
Other current liabilities	25	2,362	2,325	(1,013)	3,699
Total current liabilities	12,139	20,838	2,605	(27,404)	8,178
Long-term debt and capitalized lease obligations	1,238	3,805	70	(2,298)	2,815
Pension and postretirement benefits	—	1,480	241	—	1,721
Long-term deferred tax liabilities	—	—	1,006	(208)	798
Other long-term liabilities	—	794	1,466	(253)	2,007
Total Liabilities	13,377	26,917	5,388	(30,163)	15,519
EQUITY
Shareholder’s equity	316	10,668	28,851	(39,323)	512
Noncontrolling interest	—	—	—	407	407
Total Equity	316	10,668	28,851	(38,916)	919
TOTAL LIABILITIES AND EQUITY	$13,693	$37,585	$34,239	$(69,079)	$16,438

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended August 2, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$7,315	$1,530	$(832)	$8,013
Cost of sales, buying and occupancy	—	5,793	903	(425)	6,271
Selling and administrative	1	2,079	445	(407)	2,118
Depreciation and amortization	—	115	37	—	152
Impairment charges	—	5	15	—	20
Gain on sales of assets	—	(34)	—	—	(34)
Total costs and expenses	1	7,958	1,400	(832)	8,527
Operating income (loss)	(1)	(643)	130	—	(514)
Interest expense	(53)	(111)	(52)	144	(72)
Interest and investment income	—	9	167	(144)	32
Other income	—	—	5	—	5
Income (loss) before income taxes	(54)	(745)	250	—	(549)
Income tax (expense) benefit	—	1	(33)	—	(32)
Equity (deficit) in earnings in subsidiaries	(527)	125	—	402	—
Net income (loss)	(581)	(619)	217	402	(581)
Loss attributable to noncontrolling interests	—	—	—	8	8
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(581)	$(619)	$217	$410	$(573)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 26 Weeks Ended August 2, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$14,516	$3,052	$(1,676)	$15,892
Cost of sales, buying and occupancy	—	11,407	1,760	(845)	12,322
Selling and administrative	1	4,070	967	(831)	4,207
Depreciation and amortization	—	231	76	—	307
Impairment charges	—	10	15	—	25
Gain on sales of assets	—	(67)	(13)	—	(80)
Total costs and expenses	1	15,651	2,805	(1,676)	16,781
Operating income (loss)	(1)	(1,135)	247	—	(889)
Interest expense	(104)	(221)	(47)	229	(143)
Interest and investment income	—	18	247	(229)	36
Other income	—	—	2	—	2
Income (loss) before income taxes	(105)	(1,338)	449	—	(994)
Income tax (expense) benefit	—	47	(76)	—	(29)
Equity (deficit) in earnings in subsidiaries	(918)	174	—	744	—
Net income (loss)	(1,023)	(1,117)	373	744	(1,023)
Loss attributable to noncontrolling interests	—	—	—	48	48
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(1,023)	$(1,117)	$373	$792	$(975)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended August 2, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(581)	$(619)	$217	$402	$(581)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	29	6	—	35
Deferred loss on derivatives, net of tax	(1)	—	—	—	(1)
Currency translation adjustments, net of tax	(1)	—	4	—	3
Unrealized net gain, net of tax	—	—	161	(161)	—
Total other comprehensive income (loss)	(2)	29	171	(161)	37
Comprehensive income (loss)	(583)	(590)	388	241	(544)
Comprehensive loss attributable to noncontrolling interests	—	—	—	3	3
Comprehensive income (loss) attributable to Holdings’ shareholders	$(583)	$(590)	$388	$244	$(541)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 26 Weeks Ended August 2, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,023)	$(1,117)	$373	$744	$(1,023)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	57	8	—	65
Deferred loss on derivatives, net of tax	(2)	—	—	—	(2)
Currency translation adjustments, net of tax	—	—	14	—	14
Unrealized net gain, net of tax	—	—	112	(112)	—
Total other comprehensive income (loss)	(2)	57	134	(112)	77
Comprehensive income (loss)	(1,025)	(1,060)	507	632	(946)
Comprehensive loss attributable to noncontrolling interests	—	—	—	37	37
Comprehensive income (loss) attributable to Holdings’ shareholders	$(1,025)	$(1,060)	$507	$669	$(909)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended August 2, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$92	$(1,029)	$290	$(100)	$(747)
Proceeds from sales of property and investments	—	133	31	—	164
Purchases of property and equipment	—	(107)	(19)	—	(126)
Net investing with Affiliates	(92)	—	(429)	521	—
Net cash provided by (used in) investing activities	(92)	26	(417)	521	38
Repayments of long-term debt	—	(35)	(7)	—	(42)
Increase in short-term borrowings, primarily 90 days or less	—	72	—	—	72
Lands' End, Inc. pre-separation funding	—	515	—	—	515
Separation of Lands' End, Inc.	—	(31)	—	—	(31)
Debt issuance costs	—	(11)	—	—	(11)
Intercompany dividend	—	—	(100)	100	—
Net borrowing with Affiliates	—	521	—	(521)	—
Net cash provided by (used in) financing activities	—	1,031	(107)	(421)	503
Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	28	(227)	—	(199)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	537	491	—	1,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$565	$264	$—	$829

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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 1, 2014.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of stores with 1,870 full-line and specialty retail stores in the United States, operating through Kmart and Sears, and 432 full-line and specialty retail stores in Canada operating through Sears Canada Inc. ("Sears Canada"), a 51%-owned subsidiary. Further, we operate a number of websites under the Sears.com and Kmart.com banners which offer more than 125 million products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your WaySM, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way connects all of the ways members shop - in store, at home, online and by phone.
We currently conduct our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the "Business Segments" section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended February 1, 2014.
On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. The separation was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes. Prior to the separation, Lands' End, Inc. ("Lands' End") entered into an asset-based senior secured revolving credit facility, which provides for maximum borrowings of approximately $175 million with a letter of credit sub-limit, and a senior secured term loan facility of approximately $515 million. The proceeds of the term loan facility were used to fund a $500 million dividend to Holdings and pay fees and expenses associated with the foregoing facilities. We accounted for this spin-off in accordance with accounting standards applicable to spin-off transactions. Accordingly, we classified the carrying value of net assets contributed to Lands' End as a reduction of capital in excess of par value in the Condensed Consolidated Statement of Equity for the period ended August 2, 2014.
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
REVENUES
Merchandise sales and services	$8,013	$8,871	$15,892	$17,323
COSTS AND EXPENSES
Cost of sales, buying and occupancy	6,271	6,685	12,322	12,981
Gross margin dollars	1,742	2,186	3,570	4,342
Gross margin rate	21.7%	24.6%	22.5%	25.1%
Selling and administrative	2,118	2,291	4,207	4,509
Selling and administrative expense as a percentage of total revenues	26.4%	25.8%	26.5%	26.0%
Depreciation and amortization	152	187	307	378
Impairment charges	20	—	25	8
Gain on sales of assets	(34)	(241)	(80)	(255)
Total costs and expenses	8,527	8,922	16,781	17,621
Operating loss	(514)	(51)	(889)	(298)
Interest expense	(72)	(59)	(143)	(120)
Interest and investment income	32	14	36	21
Other income (loss)	5	(1)	2	(1)
Loss before income taxes	(549)	(97)	(994)	(398)
Income tax expense	(32)	(30)	(29)	(21)
Net loss	(581)	(127)	(1,023)	(419)
(Income) loss attributable to noncontrolling interests	8	(67)	48	(54)
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(573)	$(194)	$(975)	$(473)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(5.39)	$(1.83)	$(9.17)	$(4.46)
Diluted loss per share	$(5.39)	$(1.83)	$(9.17)	$(4.46)
Basic weighted average common shares outstanding	106.3	106.1	106.3	106.1
Diluted weighted average common shares outstanding	106.3	106.1	106.3	106.1

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Domestic comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a benefit to domestic comparable store sales of approximately 160 basis points and 180 basis points, respectively, for the 13- and 26- week periods ended August 2, 2014, and approximately 75 basis points and 80 basis points, respectively, for the 13- and 26- week periods ended August 3, 2013. In addition, domestic comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a negative impact of approximately 30 basis points for both the 13- and 26- week periods ended August 2, 2014, and approximately 60 basis points for the 13-week period ended August 3, 2013, and a benefit of approximately 10 basis points for the 26-week period ended August 3, 2013.
Net Loss Attributable to Holdings' Shareholders, Adjusted EBITDA and Adjusted Loss per Share
We recorded a net loss attributable to Holdings' shareholders for the second quarter of $573 million, or $5.39 loss per diluted share, and $194 million, or $1.83 loss per diluted share, for 2014 and 2013, respectively. We recorded a net loss attributable to Holdings' shareholders of $975 million, or $9.17 loss per diluted share, and $473 million, or $4.46 loss per diluted share, for the first half of 2014 and 2013, respectively.
In addition to our net loss determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") measurement as well as Adjusted Earnings per Share ("Adjusted EPS").
Adjusted EBITDA is computed as net loss attributable to Sears Holdings Corporation appearing on the Condensed Consolidated Statements of Operations excluding (income) loss attributable to noncontrolling interests, income tax expense, interest expense, interest and investment income, other income (loss), depreciation and amortization and gain on sales of assets. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

Adjusted EBITDA was determined as follows:

	13 Weeks Ended		26 Weeks Ended
millions	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net loss attributable to SHC per statement of operations	$(573)	$(194)	$(975)	$(473)
Income (loss) attributable to noncontrolling interests	(8)	67	(48)	54
Income tax expense	32	30	29	21
Interest expense	72	59	143	120
Interest and investment income	(32)	(14)	(36)	(21)
Other (income) loss	(5)	1	(2)	1
Operating loss	(514)	(51)	(889)	(298)
Depreciation and amortization	152	187	307	378
Gain on sales of assets	(34)	(241)	(80)	(255)
Before excluded items	(396)	(105)	(662)	(175)

Closed store reserve and severance	40	10	68	23
Domestic pension expense	23	40	45	81
Impairment charges	20	—	25	8
Adjusted EBITDA	(313)	(55)	(524)	(63)

Lands' End separation	—	(23)	(10)	(41)
Adjusted EBITDA as defined(1)	$(313)	$(78)	$(534)	$(104)
% to revenues(2)	(3.9)%	(0.9)%	(3.4)%	(0.6)%
(1) Adjusted to reflect the results of the Lands' End business that were included in our results of operations prior to the separation.
(2) Excludes revenues of the Lands' End business that were included in our results of operations prior to the separation.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	August 2, 2014				August 3, 2013
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating income (loss) per statement of operations	$(142)	$(318)	$(54)	$(514)	$(56)	$(146)	$151	$(51)
Depreciation and amortization	24	110	18	152	33	129	25	187
Gain on sales of assets	(31)	(3)	—	(34)	(15)	(45)	(181)	(241)
Before excluded items	(149)	(211)	(36)	(396)	(38)	(62)	(5)	(105)

Closed store reserve and severance	27	7	6	40	8	2	—	10
Domestic pension expense	—	23	—	23	—	40	—	40
Impairment charges	2	3	15	20	—	—	—	—
Adjusted EBITDA	(120)	(178)	(15)	(313)	(30)	(20)	(5)	(55)

Lands' End separation	—	—	—	—	—	(23)	—	(23)
Adjusted EBITDA as defined(1)	$(120)	$(178)	$(15)	$(313)	$(30)	$(43)	$(5)	$(78)
% to revenues(2)	(4.1)%	(4.1)%	(1.9)%	(3.9)%	(0.9)%	(1.0)%	(0.5)%	(0.9)%

	26 Weeks Ended
	August 2, 2014				August 3, 2013
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating income (loss) per statement of operations	$(240)	$(514)	$(135)	$(889)	$(84)	$(327)	$113	$(298)
Depreciation and amortization	47	224	36	307	66	262	50	378
(Gain) loss on sales of assets	(52)	(29)	1	(80)	(28)	(46)	(181)	(255)
Before excluded items	(245)	(319)	(98)	(662)	(46)	(111)	(18)	(175)

Closed store reserve and severance	36	7	25	68	16	5	2	23
Domestic pension expense	—	45	—	45	—	81	—	81
Impairment charges	2	8	15	25	—	8	—	8
Adjusted EBITDA	(207)	(259)	(58)	(524)	(30)	(17)	(16)	(63)

Lands' End separation	—	(10)	—	(10)	—	(41)	—	(41)
Adjusted EBITDA as defined(1)	$(207)	$(269)	$(58)	$(534)	$(30)	$(58)	$(16)	$(104)
% to revenues(2)	(3.6)%	(3.2)%	(3.9)%	(3.4)%	(0.5)%	(0.7)%	(0.9)%	(0.6)%
(1) Adjusted to reflect the results of the Lands' End business that were included in our results of operations prior to the separation.
(2) Excludes revenues of the Lands' End business that were included in our results of operations prior to the separation.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

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

	13 Weeks Ended		26 Weeks Ended
millions	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Components of net periodic expense:
Interest cost	$56	$55	$111	$109
Expected return on plan assets	(61)	(57)	(123)	(112)
Amortization of experience losses	28	42	57	84
Net periodic expense	$23	$40	$45	$81
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
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

•	Lands' End separation – The results of the Lands' End business that were included in our results of operations prior to the separation.
The following tables set forth results of operations on a GAAP and "As Adjusted" basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the second quarter and first half of 2014 and 2013.

	13 Weeks Ended August 2, 2014
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Gain on Sale of Canadian Joint Venture	Tax Matters	As Adjusted
Gross margin impact	$1,742	$—	$11	$—	$—	$—	$1,753
Selling and administrative impact	2,118	(23)	(29)	—	—	—	2,066
Depreciation and amortization impact	152	—	(1)	—	—	—	151
Impairment charges impact	20	—	(20)	—	—	—	—
Gain on sales of assets impact	(34)	—	—	10	—	—	(24)
Operating loss impact	(514)	23	61	(10)	—	—	(440)
Interest and investment income impact	32	—	—	—	(23)	—	9
Income tax expense impact	(32)	(9)	(22)	4	6	236	183
Loss attributable to noncontrolling interest impact	8	—	(7)	—	8	1	10
After tax and noncontrolling interest impact	(573)	14	32	(6)	(9)	237	(305)
Diluted loss per share impact	$(5.39)	$0.13	$0.30	$(0.06)	$(0.08)	$2.23	$(2.87)

	13 Weeks Ended August 3, 2013
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Tax Matters	As Adjusted - Reported	Lands' End Separation	As Adjusted(1)
Gross margin impact	$2,186	$—	$7	$—	$—	$2,193	$(126)	$2,067
Selling and administrative impact	2,291	(40)	(3)	—	—	2,248	(103)	2,145
Depreciation and amortization impact	187	—	(1)	—	—	186	(5)	181
Gain on sales of assets impact	(241)	—	—	235	—	(6)	—	(6)
Operating loss impact	(51)	40	11	(235)	—	(235)	(18)	(253)
Income tax expense impact	(30)	(15)	(4)	89	65	105	7	112
Income attributable to noncontrolling interest impact	(67)	—	—	88	—	21	—	21
After tax and noncontrolling interest impact	(194)	25	7	(58)	65	(155)	(11)	(166)
Diluted loss per share impact	$(1.83)	$0.24	$0.07	$(0.55)	$0.61	$(1.46)	$(0.10)	$(1.56)
(1) Adjusted to reflect the results of the Lands' End business that were included in our results prior to the separation.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

	26 Weeks Ended August 2, 2014
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Gain on Sale of Canadian Joint Venture	Tax Matters	Lands' End Separation	As Adjusted(1)
Gross margin impact	$3,570	$—	$18	$—	$—	$—	$(87)	$3,501
Selling and administrative impact	4,207	(45)	(50)	—	—	—	(77)	4,035
Depreciation and amortization impact	307	—	(1)	—	—	—	(3)	303
Impairment charges impact	25	—	(25)	—	—	—	—	—
Gain on sales of assets impact	(80)	—	—	23	—	—	—	(57)
Operating loss impact	(889)	45	94	(23)	—	—	(7)	(780)
Interest and investment income impact	36	—	—	—	(23)	—	—	13
Income tax expense impact	(29)	(17)	(32)	9	6	394	3	334
Loss attributable to noncontrolling interest impact	48	—	(14)	—	8	(9)	—	33
After tax and noncontrolling interest impact	(975)	28	48	(14)	(9)	385	(4)	(541)
Diluted loss per share impact	$(9.17)	$0.26	$0.45	$(0.13)	$(0.08)	$3.62	$(0.04)	$(5.09)

	26 Weeks Ended August 3, 2013
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Tax Matters	As Adjusted - Reported	Lands' End Separation	As Adjusted(1)
Gross margin impact	$4,342	$—	$15	$—	$—	$4,357	$(258)	$4,099
Selling and administrative impact	4,509	(81)	(8)	—	—	4,420	(217)	4,203
Depreciation and amortization impact	378	—	(2)	—	—	376	(11)	365
Impairment charges impact	8	—	(8)	—	—	—	—	—
Gain on sales of assets impact	(255)	—	—	235	—	(20)	—	(20)
Operating loss impact	(298)	81	33	(235)	—	(419)	(30)	(449)
Income tax expense impact	(21)	(30)	(13)	89	170	195	12	207
Income attributable to noncontrolling interest impact	(54)	—	(1)	88	—	33	—	33
After tax and noncontrolling interest impact	(473)	51	19	(58)	170	(291)	(18)	(309)
Diluted loss per share impact	$(4.46)	$0.49	$0.18	$(0.55)	$1.60	$(2.74)	$(0.17)	$(2.91)
(1) Adjusted to reflect the results of the Lands' End business that were included in our results prior to the separation.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

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

•
Gains on sales of assets - We have recorded significant gains on sales of assets, as well as gains on sales of joint venture interests, which were primarily attributable to several real estate transactions. Management considers these gains on sale of assets to result from investing decisions rather than ongoing operations.

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

13-week period ended August 2, 2014 compared to the 13-week period ended August 3, 2013
Revenues and Comparable Store Sales
Revenues decreased $858 million to $8.0 billion for the quarter ended August 2, 2014, as compared to revenues of $8.9 billion for the quarter ended August 3, 2013. The revenue decrease included the separation of the Lands' End business, which was completed in the first quarter of 2014 and accounted for $330 million of the decline. The revenue decrease also included the effect of having fewer Kmart and Sears Full-line stores in operation, which accounted for $256 million of the decline, as well as a decrease of $140 million at Sears Canada. Revenues for the quarter also declined as a result of lower domestic comparable store sales, which accounted for $47 million of the decline. Finally, we also experienced a revenue decline in our Home Services business during the quarter, as well as a decline in delivery revenues which when combined, accounted for $55 million of the decline.
Sears Canada's revenue decline of $140 million was driven by a 6.8% decline in comparable store sales, which accounted for $47 million of the decline, as well as the effect of having fewer stores in operation, which accounted for $35 million of the decline. Sears Canada also experienced declines in the Home Services business which accounted for $13 million of the decline. Revenues also included a decrease of $35 million due to foreign currency exchange rates.
For the quarter, domestic comparable store sales declined 0.8%, comprised of a decrease of 1.7% at Kmart and an increase of 0.1% at Sears Domestic. The decline at Kmart primarily was driven by declines in the grocery & household, appliances and consumer electronics categories. The increase at Sears Domestic primarily reflects increases in the home appliances and mattress categories, which were partially offset by decreases in the consumer electronics and lawn & garden categories, as well as a decline in Sears Auto Centers. Excluding the impact of consumer electronics on both formats and grocery & household on the Kmart format, domestic comparable store sales would have increased 0.4%.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

Gross Margin
Gross margin decreased $444 million to $1.7 billion in the second quarter of 2014 due to the above noted decline in sales, as well as a decline in gross margin rate. Gross margin for the quarter included charges of $11 million and $7 million in 2014 and 2013, respectively, related to store closures. Gross margin for the second quarter of 2013 also included gross margin of $126 million from the Lands' End business.
The gross margin rate during the quarter for both Kmart and Sears Domestic continued to be impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. As compared to the prior year, Kmart's gross margin rate for the second quarter declined 250 basis points, with decreases experienced in a majority of categories, particularly apparel, home and grocery & household. Sears Domestic's gross margin rate declined 330 basis points for the quarter with decreases experienced in a majority of categories, most notably apparel, home appliances (partially due to free delivery), tools and footwear. Sears Canada's gross margin rate declined 230 basis points for the second quarter primarily due to primarily due to reduced margin in home, home appliances, footwear and apparel.
Selling and Administrative Expenses
Selling and administrative expenses decreased $173 million in the second quarter of 2014 compared to the prior year quarter and included significant items such as expenses related to our domestic pension plan, store closings and severance of $52 million and $43 million for 2014 and 2013, respectively. In addition, the second quarter of 2013 included expenses of $103 million from the Lands' End business. Excluding these items, selling and administrative expenses declined $79 million primarily due to a decrease in payroll expense.
Our selling and administrative expenses as a percentage of total revenues ("selling and administrative expense rate") was 26.4% for the second quarter of 2014, compared to 25.8% in the prior year, as the decreases in overall selling and administrative expenses were more than offset by the above noted decline in revenues.
Gain on Sales of Assets
We recorded total gains on sales of assets for the second quarter of $34 million in 2014 and $241 million in 2013. The gains recorded during the second quarter of 2014 included a gain of $10 million related to the sale of one Kmart store for which we received $10 million cash proceeds. The gains recorded during the second quarter of 2013 included a gain of $180 million recognized on the amendment and early termination of the leases on two properties operated by Sears Canada for which Sears Canada received $184 million ($191 million Canadian) in cash proceeds. Gain on sales of assets recorded in the second quarter of 2013 also included a gain of $55 million related to the sale of a store previously operated under The Great Indoors format, two Sears Full-line stores and one Kmart store, for which the Company received $86 million in cash proceeds.
Operating Loss
The Company reported an operating loss of $514 million and $51 million in the second quarter of 2014 and 2013, respectively. Operating loss for the second quarter of 2014 included expenses related to our domestic pension plan, store closings, store impairments and severance, as well as gains on the sales of assets, which aggregated to operating expense of $74 million. Operating loss for the second quarter of 2013 included expenses related to our domestic pension plan, store closings, store impairments and severance, as well as operating income from the Lands' End business and gains on the sales of assets, which aggregated to operating income of $202 million. Excluding these items, we would have reported an operating loss of $440 million and $253 million in the second quarter of 2014 and 2013, respectively. The increase in operating loss in 2014 was primarily driven by the above noted declines in sales and gross margin, partially offset by a decline in selling and administrative expenses.
Interest and Investment Income
The Company reported interest and investment income of $32 million and $14 million in the second quarter of 2014 and 2013, respectively. During 2014, investment income included a gain of $23 million related to the sale of its 15% joint venture interest in one property Sears Canada owned with Ivanhoe Cambridge II Inc., for which Sears Canada received $30 million ($33 million Canadian) in cash proceeds.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

Income Taxes
Our effective tax rate for the second quarter of 2014 was an expense rate of 5.8% compared to an expense rate of 30.9% in the prior year quarter. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. The tax rate in 2014 and 2013 reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions in which it is not more likely than not that such benefits would be realized. The second quarter of 2014 was negatively impacted by increased foreign taxes in Puerto Rico resulting from a new tax law change which became effective during the second quarter of 2014, as well as a tax settlement, but were partially offset by current period losses attributable to Sears Canada.
26-week period ended August 2, 2014 compared to the 26-week period ended August 3, 2013
Revenues and Comparable Store Sales
For the first half of 2014, revenues decreased $1.4 billion to $15.9 billion as compared to revenues of $17.3 billion for the first half of 2013. The revenue decrease included the effect of having fewer Kmart and Sears Full-line stores in operation, which accounted for $444 million of the decline. In addition, the revenue decrease included a decrease of $427 million due to the separation of the Lands' End business, which was completed on April 4, 2014, as well as a $285 million decline at Sears Canada. Revenues for the first half of 2014 also declined as a result of lower domestic comparable store sales, which accounted for $103 million of the decline. Finally, we also experienced a revenue decline in our Home Services business during the first half of 2014, as well as a decline in delivery revenues which when combined, accounted for $105 million of the decline.
Sears Canada's revenue decline of $285 million was driven by a 7.1% decline in comparable store sales, which accounted for $93 million of the decline, as well as the effect of having fewer stores in operation, which accounted for $59 million of the decline. Sears Canada also experienced declines in the Home Services business which accounted for $20 million of the decline. Revenues also included a decrease of $95 million due to foreign currency exchange rates.
Domestic comparable store sales declined 0.9% comprised of a decrease of 1.9% at Kmart and an increase of 0.2% at Sears Domestic. The decline at Kmart primarily was driven by declines in the consumer electronics and grocery & household categories. Excluding these two categories, comparable store sales would have declined 0.6%. The increase at Sears Domestic primarily reflects increases in the home appliance and mattress categories, which were partially offset by decreases in the consumer electronics and lawn & garden categories, as well as a decline in Sears Auto Centers. Excluding the impact of consumer electronics on both formats and grocery & household on the Kmart format, domestic comparable store sales would have increased 0.3%.
Gross Margin
For the first half of the year, our gross margin decreased $772 million to $3.6 billion in 2014 due to the above noted decline in sales, as well as a decline in gross margin rate. Gross margin for the first half of 2014 included gross margin of $87 million from the Lands' End business prior to the separation as compared to $258 million in the first half of 2013. Gross margin for the first half of the year also included charges of $18 million and $15 million in 2014 and 2013, respectively, related to store closures.
The gross margin rate for both Kmart and Sears Domestic continued to be impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. As compared to the prior year, Kmart's gross margin rate for the first half of 2014 declined 230 basis points, with decreases experienced in a majority of categories, particularly apparel, home, grocery & household and consumer electronics. Sears Domestic's gross margin rate declined 260 basis points for the first half of the year with decreases experienced in the apparel, home appliances (partially due to free delivery), consumer electronics and tools categories. Sears Canada's gross margin rate declined 340 basis points for the first half of 2014 primarily due to reduced margin in home, home appliances, footwear and apparel.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

Selling and Administrative Expenses
Selling and administrative expenses decreased $302 million in the first half of 2014 compared to the first half of 2013 and included significant items such as expenses related to our domestic pension plan, store closings and severance of $95 million and $89 million for 2014 and 2013, respectively. In addition, the first half of 2014 included expenses of $77 million from the Lands' End business prior to the separation as compared to $217 million in the first half of 2013. Excluding these items, selling and administrative expenses declined $168 million primarily due to a decrease in payroll expense.
Our selling and administrative rate was 26.5% for the first half of 2014, compared to 26.0% in the prior year, as the decreases in overall selling and administrative expenses were more than offset by the above noted decline in revenues.
Gain on Sales of Assets
We recorded total gains on sales of assets of $80 million and $255 million for the first half of 2014 and 2013, respectively. The gains recorded during the first half of 2014 included a gain of $13 million recognized on the sale of a distribution facility in our Sears Domestic segment for which we received $16 million of cash proceeds and a gain of $10 million recognized on the sale of a Kmart store for which we received $10 million of cash proceeds. The gains recorded during the first half of 2013 included a gain of $180 million recognized on the amendment and early termination of the leases on two properties operated by Sears Canada for which Sears Canada received $184 million ($191 million Canadian) in cash proceeds. Gain on sales of assets recorded for the first half of 2013 also included a gain of $55 million related to the sale of a store previously operated under The Great Indoors format, two Sears Full-line stores and one Kmart store for which the Company received $86 million in cash proceeds.
Operating Loss
We reported an operating loss of $889 million and $298 million in the first half of 2014 and 2013, respectively. Operating loss for the first half of 2014 included expenses related to our domestic pension plan, store closings, store impairments and severance, as well as gains on the sales of assets and operating income from the Lands' End business, which aggregated to expense of $109 million. Operating loss for the first half of 2013 included expenses related to our domestic pension plan, store closings, store impairments and severance, as well as operating income from the Lands' End business and gains on the sales of assets, which aggregated to operating income of $151 million. Excluding these items, we would have reported an operating loss of $780 million and $449 million in the first half of 2014 and 2013, respectively. The increase in operating loss in 2014 was primarily driven by the above noted declines in sales and gross margin, partially offset by a decline in selling and administrative expenses.
Interest and Investment Income
The Company reported interest and investment income of $36 million and $21 million in the first half of 2014 and 2013, respectively. During 2014, investment income included a gain of $23 million related to the sale of its 15% joint venture interest in one property Sears Canada owned with Ivanhoe Cambridge II Inc., for which Sears Canada received $30 million ($33 million Canadian) in cash proceeds.
Income Taxes
Our effective tax rate for the first half of 2014 was an expense rate of 2.9% compared to an expense rate of 5.3% for the first half of 2013. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income/loss. Our tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the first half of 2014 was negatively impacted by increased foreign taxes in Puerto Rico resulting from a new tax law change which became effective during the second quarter of 2014, as well as a tax settlement, but were partially offset by current period losses attributable to Sears Canada

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

SEGMENT OPERATIONS
The following discussion of our business segment results is organized into three reportable segments: Kmart, Sears Domestic and Sears Canada.
Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Merchandise sales and services	$2,923	$3,168	$5,820	$6,271

Cost of sales, buying and occupancy	2,341	2,459	4,643	4,857
Gross margin dollars	582	709	1,177	1,414
Gross margin rate	19.9%	22.4%	20.2%	22.5%

Selling and administrative	729	747	1,420	1,460
Selling and administrative expense as a percentage of total revenues	24.9%	23.6%	24.4%	23.3%
Depreciation and amortization	24	33	47	66
Impairment charges	2	—	2	—
Gain on sales of assets	(31)	(15)	(52)	(28)
Total costs and expenses	3,065	3,224	6,060	6,355
Operating loss	$(142)	$(56)	$(240)	$(84)
Adjusted EBITDA	$(120)	$(30)	$(207)	$(30)
Number of stores			1,077	1,195
13-week period ended August 2, 2014 compared to the 13-week period ended August 3, 2013
Revenues and Comparable Store Sales
For the quarter, Kmart’s revenues decreased by $245 million to $2.9 billion in 2014 primarily due to the effect of having fewer stores in operation, which accounted for $195 million of the decline. Revenues were also impacted by a decrease in comparable store sales of 1.7%, which accounted for $50 million of the decline.
The decline in comparable store sales was primarily driven by declines in the grocery & household, appliances and consumer electronics categories. Excluding the grocery & household and consumer electronics categories, comparable store sales would have declined 1.0%.
Gross Margin
For the quarter, Kmart generated $582 million in gross margin in 2014 compared to $709 million in 2013. The decrease in Kmart’s gross margin was due to both the decrease in sales as well as a decrease in gross margin rate. Gross margin for the second quarter of 2014 and 2013 included charges of $10 million and $4 million, respectively, related to store closures.
Kmart’s gross margin rate for the quarter declined 250 basis points to 19.9% in 2014 from 22.4% in 2013, and was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. The gross margin rate declined due to decreases experienced in a majority of categories, particularly apparel, home and grocery & household.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

Selling and Administrative Expenses
For the quarter, Kmart’s selling and administrative expenses decreased $18 million as compared to the second quarter in 2013. The decrease primarily reflects decreases in payroll expense. Selling and administrative expenses for the second quarter of 2014 and 2013 were impacted by expenses of $17 million and $4 million, respectively, related to store closings and severance.
Kmart’s selling and administrative expense rate for the quarter was 24.9% in 2014 and 23.6% in 2013 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Gain on Sales of Assets
Kmart recorded total gains on sales of assets for the second quarter of $31 million in 2014 and $15 million in 2013. The gains recorded during the second quarter of 2014 included a gain of $10 million related to the sale of one Kmart store for which we received $10 million cash proceeds. The gains recorded during the second quarter of 2013 included a gain of $12 million related to the sale of one Kmart store for which the Company received $12 million in cash proceeds.
Operating Loss
For the quarter, Kmart recorded an operating loss of $142 million and $56 million in 2014 and 2013, respectively. Operating loss for the second quarter of 2014 included expenses related to store closings, store impairments and severance, as well as gain on sales of assets which aggregated to an operating loss of $20 million. Operating loss for the second quarter of 2013 included expenses related to store closings and severance, as well as gains on sales of assets which aggregated to operating income of $4 million. Excluding these items, Kmart would have reported an operating loss of $122 million and $60 million in the second quarter of 2014 and 2013, respectively. The increase in Kmart’s operating loss was primarily the result of the above noted declines in sales and gross margin, partially offset by the decline in selling and administrative expenses.
26-week period ended August 2, 2014 compared to the 26-week period ended August 3, 2013
Revenues and Comparable Store Sales
For the first half of 2014, Kmart’s revenues decreased by $451 million to $5.8 billion in 2014, primarily due to the effect of having fewer stores in operation, which accounted for $340 million of the decline. Revenues were also impacted by a decrease in comparable store sales of 1.9%, which accounted for $111 million of the decline.
The decline in comparable store sales was primarily driven by declines in the consumer electronics and grocery & household categories. Excluding these two categories, comparable store sales would have declined 0.6%.
Gross Margin
For the first half of 2014, Kmart generated $1.2 billion in gross margin compared to $1.4 billion in the first half of 2013. The decrease in Kmart’s gross margin was due to both the decrease in sales as well as a decrease in gross margin rate. Gross margin for the first half 2014 and 2013 included charges of $15 million and $9 million, respectively, related to store closures.
Kmart’s gross margin rate for the first half of the year declined 230 basis points to 20.2% in 2014 from 22.5% in 2013, and was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. The gross margin rate declined due to decreases experienced in a majority of categories, particularly apparel, home, grocery & household and consumer electronics.
Selling and Administrative Expenses
For the first half of 2014, Kmart’s selling and administrative expenses decreased $40 million as compared to the first half of 2013. The decrease primarily reflects a decrease in payroll expense. Selling and administrative expenses for the first half of 2014 and 2013 were impacted by expenses of $21 million and $7 million, respectively, related to store closings and severance.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

Kmart’s selling and administrative expense rate for the first half was 24.4% in 2014 and 23.3% in 2013 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Gain on Sales of Assets
Kmart recorded total gains on sales of assets for the first half of $52 million in 2014 and $28 million in 2013. The gains recorded during the first half of 2014 included a gain of $10 million related to the sale of one Kmart store for which we received $10 million cash proceeds. The gains recorded during the first half of 2013 included a gain of $12 million related to the sale of one Kmart store for which the Company received $12 million in cash proceeds.
Operating Loss
For the first half of the year, Kmart recorded an operating loss of $240 million and $84 million in 2014 and 2013, respectively. Operating loss for the first half of 2014 included expenses related to store closings, store impairments and severance, as well as gains on sales of assets which aggregated to an operating loss of $29 million. Operating loss for the first half of 2013 included expenses related to store closings and severance, as well as gains on sales of assets which aggregated to an operating loss of $5 million. Excluding these items, Kmart would have reported an operating loss of $211 million and $79 million in the first half of 2014 and 2013, respectively. The increase in Kmart’s operating loss was primarily the result of the above noted declines in sales and gross margin, partially offset by the decline in selling and administrative expenses.
Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Merchandise sales and services	$4,310	$4,783	$8,595	$9,290

Cost of sales, buying and occupancy	3,334	3,544	6,550	6,837
Gross margin dollars	976	1,239	2,045	2,453
Gross margin rate	22.6%	25.9%	23.8%	26.4%

Selling and administrative	1,184	1,301	2,356	2,556
Selling and administrative expense as a percentage of total revenues	27.5%	27.2%	27.4%	27.5%
Depreciation and amortization	110	129	224	262
Impairment charges	3	—	8	8
Gain on sales of assets	(3)	(45)	(29)	(46)
Total costs and expenses	4,628	4,929	9,109	9,617
Operating loss	$(318)	$(146)	$(514)	$(327)
Adjusted EBITDA	$(178)	$(20)	$(259)	$(17)
Lands' End separation	—	(23)	(10)	(41)
Adjusted EBITDA(1)	$(178)	$(43)	$(269)	$(58)
Number of:
Full-line stores			757	791
Specialty stores			36	50
Total Domestic Sears Stores			793	841
(1) Adjusted to reflect the results of the Lands' End business that were included in our results of operations prior to the separation.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

13-week period ended August 2, 2014 compared to the 13-week period ended August 3, 2013
Revenues and Comparable Store Sales
For the quarter, Sears Domestic's revenues decreased by $473 million to $4.3 billion. The decline in revenue was driven by the separation of the Lands' End business, which was completed on April 4, 2014 and accounted for $330 million of the decline, as well as the effect of having fewer Full-line stores in operation, which accounted for $61 million of the decline. Sears Domestic also experienced a revenue decline in its Home Services business during the quarter, as well as a decline in delivery revenues which when combined, accounted for $55 million of the decline. Revenues were also impacted by an increase in comparable store sales of 0.1%, which partially offset the decline in revenues by $3 million.
The increase in comparable store sales for the quarter primarily reflects an increase in the home appliances and mattress categories, which was partially offset by decreases in the consumer electronics and lawn & garden categories, as well as a decline in Sears Auto Centers. Excluding the impact of consumer electronics, comparable store sales would have increased 1.6%.
Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $1.0 billion and $1.2 billion in 2014 and 2013, respectively. Gross margin included charges of $3 million in the second quarter of 2013 related to store closures, as well as gross margin of $126 million from the Lands' End business in the second quarter of 2013. Excluding these items, gross margin decreased $140 million.
Sears Domestic's gross margin rate for the quarter decreased 330 basis points to 22.6% in 2014 from 25.9% in 2013, and was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. The gross margin rate declined primarily due to decreases experienced in a majority of categories, most notably apparel, home appliances (partially due to free delivery), tools and footwear.
Selling and Administrative Expenses
For the quarter, Sears Domestic's selling and administrative expenses decreased $117 million in 2014 as compared to 2013. Selling and administrative expenses for the second quarter of 2014 and 2013, respectively, were impacted by expenses related to our domestic pension plan, store closings and severance of $30 million and $39 million. The second quarter of 2013 also included selling and administrative expense related to the Lands' End business of $103 million. Excluding these items, selling and administrative expenses decreased $5 million primarily due to a decrease in payroll expense.
Sears Domestic’s selling and administrative expense rate for the quarter was 27.5% in 2014 and 27.2% in 2013 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the second quarter of $3 million and $45 million in 2014 and 2013, respectively. The gains recorded in the second quarter of 2013 included a gain of $43 million related to the sale of a store previously operated under The Great Indoors format and two Sears Full-line stores for which the Company received $74 million in cash proceeds.
Operating Loss
For the quarter, Sears Domestic reported an operating loss of $318 million and $146 million in 2014 and 2013, respectively. Sears Domestic's operating loss for the second quarter of 2014 included expenses related to our domestic pension plan, store closings, store impairments and severance, which aggregated to operating expense of $33 million. Sears Domestic's operating loss for the second quarter of 2013 included expenses related to our domestic pension plan, store closings, store impairments and severance as well as gains on sales of assets and operating income of the Lands' End business which aggregated to operating income of $18 million. Excluding these items, Sears Domestic would have reported an operating loss of $285 million and $164 million in the second quarter

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

of 2014 and 2013, respectively. The increase in operating loss in 2014 was primarily driven by the above noted declines in sales and gross margin.
26-week period ended August 2, 2014 compared to the 26-week period ended August 3, 2013
Revenues and Comparable Store Sales
For the first half of 2014, Sears Domestic's revenues decreased by $695 million to $8.6 billion. The decline in revenue was driven by the separation of the Lands' End business, which was completed on April 4, 2014 and accounted for $427 million of the decline, as well as the effect of having fewer Full-line stores in operation, which accounted for $104 million of the decline. Sears Domestic also experienced a revenue decline in its Home Services business during the first half of 2014, as well as a decline in delivery revenues which when combined, accounted for $105 million of the decline. Revenues were also impacted by an increase in comparable store sales of 0.2%, which partially offset the decline in revenues by $8 million
The increase in comparable store sales for the first half of 2014 primarily reflects an increase in the home appliance and mattress categories, which was partially offset by decreases in the lawn & garden, consumer electronics and sporting goods categories, as well as a decline in Sears Auto Centers. Excluding the impact of consumer electronics, comparable store sales would have increased 1.2%.
Gross Margin
For the first half of the year, Sears Domestic generated gross margin dollars of $2.0 billion and $2.5 billion in 2014 and 2013, respectively. Gross margin included charges of $2 million and $6 million in the first half of 2014 and 2013, respectively, related to store closures, as well as gross margin of $87 million and $258 million from the Lands' End business in the first half of 2014 and 2013, respectively. Excluding these items, gross margin decreased $241 million.
Sears Domestic's gross margin rate for the first half of the year decreased 260 basis points to 23.8% in 2014 from 26.4% in 2013, and was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. The gross margin rate declined primarily due to decreases experienced in the apparel, home appliances (partially due to free delivery), consumer electronics and tools categories.
Selling and Administrative Expenses
For the first half of the year, Sears Domestic's selling and administrative expenses decreased $200 million in 2014 as compared to 2013 and included expenses related to our domestic pension plan, store closings and severance of $50 million and $80 million, respectively. The first half of 2014 and 2013 also included selling and administrative expenses related to the Lands' End business of $77 million and $217 million, respectively. Excluding these items, selling and administrative expenses decreased $30 million primarily due to a decrease in payroll expense.
Sears Domestic's selling and administrative expense rate for the first half of the year was 27.4% in 2014 and 27.5% in 2013 and decreased slightly as the above noted expense reduction was offset by the above noted decline in revenues.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the first half of $29 million and $46 million in 2014 and 2013, respectively. The gains recorded during the first half of 2014 included a gain of $13 million recognized on the sale of a distribution facility for which we received $16 million cash proceeds. The gains recorded in the first half of 2013 included a gain of $43 million related to the sale of a store previously operated under The Great Indoors format and two Sears Full-line stores for which the Company received $74 million in cash proceeds.
Operating Loss
For the first half of the year, Sears Domestic reported an operating loss of $514 million and $327 million in 2014 and 2013, respectively. Sears Domestic's operating loss for the first half of 2014 and 2013 included expenses related

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

to our domestic pension plan, store closings, store impairments and severance, as well as gains on sales of assets and operating income from the Lands' End business, which aggregated to operating expense of $40 million and $22 million, respectively. Excluding these items, we would have reported an operating loss of $474 million and $305 million in the first half of 2014 and 2013, respectively. The increase in operating loss in 2014 was primarily driven by the above noted declines in sales and gross margin, partially offset by the decrease in selling and administrative expenses.
Sears Canada
Sears Canada, a consolidated, 51%-owned subsidiary of Sears, conducts similar retail operations as Sears Domestic. Sears Canada results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Merchandise sales and services	$780	$920	$1,477	$1,762

Cost of sales, buying and occupancy	596	682	1,129	1,287
Gross margin dollars	184	238	348	475
Gross margin rate	23.6%	25.9%	23.6%	27.0%

Selling and administrative	205	243	431	493
Selling and administrative expense as a percentage of total revenues	26.3%	26.4%	29.2%	28.0%
Depreciation and amortization	18	25	36	50
Impairment charges	15	—	15	—
(Gain) loss on sales of assets	—	(181)	1	(181)
Total costs and expenses	834	769	1,612	1,649
Operating income (loss)	$(54)	$151	$(135)	$113
Adjusted EBITDA	$(15)	$(5)	$(58)	$(16)
Number of:
Full-line stores			113	118
Specialty stores			319	343
Total Sears Canada Stores			432	461
13-week period ended August 2, 2014 compared to the 13-week period ended August 3, 2013
Revenues and Comparable Store Sales
Sears Canada’s revenues decreased $140 million for the second quarter of 2014 as compared to the same period last year and included a decrease of $35 million due to the impact of exchange rates during the quarter. On a Canadian dollar basis, revenues decreased by $105 million predominately due to lower comparable store sales, which accounted for $47 million of the decline, and the effect of having fewer stores in operation, which accounted for $35 million of the decline. Sears Canada also experienced declines in the Home Services business which accounted for $13 million of the decline. Comparable store sales declined 6.8%, primarily due to sales declines in home appliances, apparel and accessories, home and consumer electronics.
Gross Margin
Gross margin dollars for the second quarter decreased $54 million in 2014 to $184 million, and included a $7 million decrease due to the impact of exchange rates. Gross margin decreased $47 million on a Canadian dollar basis. Gross margin for the second quarter of 2014 included charges of $1 million related to store closures.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

For the quarter, Sears Canada’s gross margin rate declined 230 basis points to 23.6% from 25.9% in 2013 primarily due to reduced margin in home, home appliances, footwear and apparel.
Selling and Administrative Expenses
For the second quarter of 2014, Sears Canada’s selling and administrative expenses decreased $38 million, and included a decrease of $9 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $29 million primarily due to a decrease in payroll expense. Selling and administrative expenses for the second quarter of 2014 were impacted by expenses of $5 million related to store closings and severance.
Sears Canada’s selling and administrative expense rate for the quarter was 26.3% in 2014 and 26.4% in 2013 and decreased slightly as the overall decline in selling and administrative expenses was partially offset by the above noted decline in revenues.
Gain on Sales of Assets
Sears Canada recorded total gains on sales of assets of $181 million for the second quarter of 2013 which included a gain of $180 million recognized on the amendment and early termination of the leases on two properties operated by Sears Canada for which Sears Canada received $184 million ($191 million Canadian) in cash proceeds.
Operating Income (Loss)
Sears Canada recorded an operating loss of $54 million in the second quarter of 2014 compared to operating income of $151 million in the second quarter of 2013. Sears Canada's operating loss for the second quarter of 2014 included expense of $21 million related to store closings, store impairments and severance, while the second quarter 2013 operating income included gains on sales of assets of $180 million. Excluding these items, Sears Canada would have reported an operating loss of $33 million and $29 million for the second quarter of 2014 and 2013, respectively. Operating loss increased in 2014 due to the above noted declines in sales and gross margin, partially offset by the decrease in selling and administrative expenses.
26-week period ended August 2, 2014 compared to the 26-week period ended August 3, 2013
Revenues and Comparable Store Sales
Sears Canada’s revenues decreased $285 million for the first half of 2014 as compared to the same period last year and included a decrease of $95 million due to the impact of exchange rates during the first half of the year. On a Canadian dollar basis, revenues decreased by $190 million predominately due to lower comparable store sales, which accounted for $93 million of the decline, and the effect of having fewer stores in operation, which accounted for $59 million of the decline. Sears Canada also experienced declines in the Home Services business which accounted for $20 million of the decline. Comparable store sales declined 6.8%, primarily due to sales declines in home appliances, apparel and accessories, home and consumer electronics.
Gross Margin
Gross margin dollars for the first half decreased $127 million in 2014 to $348 million, and included a $21 million decrease due to the impact of exchange rates. Gross margin decreased $106 million on a Canadian dollar basis. Gross margin for the first half of 2014 included charges of $1 million related to store closures.
For the first half of the year, Sears Canada’s gross margin rate decreased 340 basis points to 23.6% from 27.0% in 2013 primarily due to reduced margin in home, home appliances, footwear and apparel.
Selling and Administrative Expenses
For the first half of 2014, Sears Canada’s selling and administrative expenses decreased $62 million, and included a decrease of $28 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $34 million primarily due to a decreases in payroll and advertising expense. Selling and

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

administrative expenses for the first half of 2014 and 2013 were impacted by expenses of $24 million and $2 million, respectively, related to store closings and severance.
Sears Canada’s selling and administrative expense rate for the first half was 29.2% in 2014 and 28.0% in 2013 and increased as a result of the above noted decline in revenues, partially offset by of the overall decline in selling and administrative expenses.
Gain on Sales of Assets
Sears Canada recorded total gains on sales of assets of $181 million for the first half of half of 2013 which included a gain of $180 million recognized on the amendment and early termination of the leases on two properties operated by Sears Canada for which Sears Canada received $184 million ($191 million Canadian) in cash proceeds.
Operating Income (Loss)
Sears Canada recorded an operating loss of $135 million and operating income of $113 million in the first half of 2014 and 2013, respectively. Sears Canada's operating loss for the first half included expense of $40 million related to store closings, store impairments and severance in 2014. Sears Canada's operating income for 2013 included expense of $2 million related to severance, as well as gain on the sales of assets of $180 million. Excluding these items, Sears Canada would have reported an operating loss of $95 million and $65 million for the first half of 2014 and 2013, respectively. Operating loss increased in 2014 due to the above noted declines in sales and gross margin, partially offset by the decrease in selling and administrative expenses.
ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of August 2, 2014, August 3, 2013 and February 1, 2014 are detailed in the following table.

millions	August 2, 2014	August 3, 2013	February 1, 2014
Domestic
Cash and equivalents	$431	$206	$428
Cash posted as collateral	18	19	18
Credit card deposits in transit	147	158	131
Total domestic cash and cash equivalents	596	383	577
Sears Canada	233	288	451
Total cash and cash equivalents	829	671	1,028
Restricted cash	10	10	10
Total cash balances	$839	$681	$1,038
We had total cash balances of $839 million at August 2, 2014, $681 million at August 3, 2013 and $1.0 billion at February 1, 2014. During the first half of 2014, the Company received a $500 million dividend from Lands' End immediately prior to the completion of the spin-off. The decrease in cash during the first half of 2014 was primarily due to operating losses.
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

Credit card deposits in transit include deposits in transit from banks for payments related to third-party credit card and debit card transactions.
Restricted cash consists of cash related to Sears Canada’s balances, which have been pledged as collateral for letters of credit obligations issued under its offshore merchandise purchasing program.
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $86 million, $89 million and $97 million as of August 2, 2014, August 3, 2013 and February 1, 2014, respectively.
Operating Activities
During the first half of 2014, we used net cash in operating activities of $747 million compared to $715 million in the prior year first half. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used more cash in operations in the first half of 2014 compared to the prior year primarily driven by an increase in operating loss, which was partially offset by less cash being used for merchandise inventory purchases due to inventory productivity initiatives and store closures.
Merchandise inventories were $6.4 billion at August 2, 2014 and $7.7 billion at August 3, 2013. Merchandise payables were $2.5 billion at August 2, 2014 and $2.9 billion at August 3, 2013. Our Domestic inventory balances decreased approximately $1.1 billion from $6.9 billion at August 3, 2013 to $5.8 billion at August 2, 2014. Excluding inventory related to the Lands' End business, our Domestic inventory decreased approximately $710 million due to both improved productivity and store closures. Sears Domestic inventory decreased in virtually all categories, with the most notable decreases in the apparel, consumer electronics, automotive and jewelry categories. Kmart inventory also decreased in almost all categories with the most notable decreases in the apparel, consumer electronics, home and drugstore categories. Sears Canada inventory decreased by approximately $200 million also due to improved productivity and store closures.
Investing Activities
During the first half of 2014, we generated net cash flows from investing activities of $38 million, which consisted of cash proceeds from the sale of properties of $164 million partially offset by cash used for capital expenditures of $126 million. For the first half of 2013, we generated net cash flows from investing activities of $170 million, which consisted of cash generated from the sales of properties of $287 million partially offset by cash used for capital expenditures of $116 million.
Financing Activities
For the first half of 2014, we generated net cash flows from financing activities of $503 million which primarily consisted of Lands' End pre-separation funding of $515 million and an increase in short-term borrowings of $72 million, partially offset by repayments of long-term debt of $42 million. This compares to net cash flows from financing activities of $618 million in prior year first half, which was primarily driven by an increase in short-term borrowings of $662 million, partially offset by repayments of long-term debt of $46 million.
We did not repurchase any of our common shares under our share repurchase program in the first half of 2014 or 2013. The common share repurchase program was initially announced in 2005 and had a total authorization since inception of the program of $6.5 billion. At August 2, 2014, we had $504 million of remaining authorization under the program. The common share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.
Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment and pension plan contributions. We consider ourselves to

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

be an asset-rich enterprise with substantial liquidity and financial flexibility. Our assets include a substantial unencumbered owned and leased real estate portfolio, market leading proprietary brands such as Kenmore, Craftsman and DieHard, as well as well-established stand-alone businesses such as Sears Canada. We believe that we benefit from multiple potential funding resources, including our $3.275 billion domestic revolving credit facility through April 2016, and a $300 million Canadian revolving credit facility through May 2019, which is subject to potential reserves. In addition, as discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company completed a $1.0 billion senior secured term loan facility under the Company's existing Second Amended and Restated Credit Agreement in the third quarter of 2013. Further, our $1.24 billion of senior secured notes are due in 2018 and there is approximately $327 million of remaining Sears debt from the Merger. These funding resources and obligations are described in more detail below. In addition, at August 2, 2014, we had cash balances of $839 million and $3.9 billion of inventory, net of payables. The domestic revolving credit facility and senior secured notes are supported by an asset base which includes $5.8 billion of domestic inventory.
We believe the Company has a solid financial position with the flexibility to implement our transformation strategy. During the first half of 2014, we generated approximately $665 million in additional liquidity, including the $500 million dividend received from the separation of Lands' End. BofA Merrill Lynch continues to assist us in exploring strategic alternatives for our 51% interest in Sears Canada Inc., including a potential sale of our interest or Sears Canada as a whole. Our interest in Sears Canada has a current market value of approximately $765 million as of August 19, 2014. In addition, as we have previously disclosed, we are continuing to evaluate strategic alternatives for our Sears Auto Center business, subject to board approval and other conditions. We have had discussions with third parties regarding a variety of opportunities, including partnerships. We also continue to reduce unprofitable stores as leases expire and in some cases will accelerate closings when it is economically prudent. We have announced the closure of approximately 130 underperforming stores in fiscal 2014 and may close additional stores during the remainder of the year. As previously indicated, when including the $500 million received in connection with the Lands’ End spin-off, we expect to raise in excess of $1.0 billion in proceeds from the monetization of non-core assets to Sears Holdings in fiscal 2014, helping to fund our transformation.
We cannot predict the outcome of the actions to generate liquidity to fund the transformation discussed above, or whether such actions would generate the expected liquidity to fund the transformation as currently planned. If results of operations deteriorate, and we are not able to generate enough funds from the above actions (or some combination of other actions), the availability under our domestic credit facility might be fully utilized, in particular during our peak borrowing period, and we would need to secure additional sources of funds. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency. In addition, over the next six to 12 months, we intend to work with our lenders and others to evaluate our capital structure with a goal of achieving more long-term flexibility, and may take other actions as appropriate.
Our outstanding borrowings at August 2, 2014, August 3, 2013 and February 1, 2014 were as follows:

millions	August 2, 2014	August 3, 2013	February 1, 2014
Short-term borrowings:
Unsecured commercial paper	$7	$247	$9
Secured borrowings	1,397	1,509	1,323
Long-term debt, including current portion:
Notes and debentures outstanding	2,566	1,582	2,571
Capitalized lease obligations	334	404	346
Total borrowings	$4,304	$3,742	$4,249

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets.

	13 Weeks Ended		26 Weeks Ended
millions	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Secured borrowings:
Maximum daily amount outstanding during the period	$1,397	$1,591	$1,568	$1,591
Average amount outstanding during the period	1,187	1,360	1,248	1,194
Amount outstanding at period-end	1,397	1,509	1,397	1,509
Weighted average interest rate	2.8%	2.8%	2.8%	2.8%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$159	$386	$159	$398
Average amount outstanding during the period	43	295	36	332
Amount outstanding at period-end	7	247	7	247
Weighted average interest rate	2.5%	2.7%	2.5%	2.7%
Domestic Credit Agreement
During the first quarter of 2011, Sears Roebuck Acceptance Corp. ("SRAC"), Kmart Corporation (together with SRAC, the "Borrowers") and Holdings entered into an amended credit agreement (the "Domestic Credit Agreement"). The Domestic Credit Agreement provides for a $3.275 billion asset-based revolving credit facility (the "Revolving Facility") with a $1.5 billion letter of credit sub-limit. On October 2, 2013, Holdings and the Borrowers entered into a First Amendment (the "Amendment") to the Domestic Credit Agreement with a syndicate of lenders. Pursuant to the Amendment, the Borrowers borrowed $1.0 billion under a senior secured term loan facility (the "Term Loan").
Advances under the Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate ("LIBOR") or a base rate, in either case plus an applicable margin. The Domestic Credit Agreement’s interest rates for LIBOR-based borrowings vary based on leverage in the range of LIBOR plus 2.0% to 2.5%. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%. Commitment fees are in a range of 0.375% to 0.625% based on usage. The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Domestic Credit Agreement permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion in second lien notes were outstanding at August 2, 2014, resulting in $760 million of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018. The Revolving Facility is expected to expire in April 2016.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either (1) LIBOR (subject to a 1.00% LIBOR floor) or (2) the highest of (x) the prime rate of the bank acting as agent of the syndicate of lenders, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% (the highest of (x), (y) and (z), the "Base Rate"), plus an applicable margin for LIBOR loans of 4.50% and for Base Rate loans of 3.50%. Beginning February 2, 2014, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing June 30, 2018. Beginning with the fiscal year ending January 2015, the Borrowers are also required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty, other than a 1.00% prepayment premium if the Borrowers enter into certain repricing transactions with respect to the Term Loan prior to October 2, 2014. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

The Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, is at least 15% and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility or from the proceeds of certain dividends or asset sales. The Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. If availability were to fall below 10%, the Company would not comply with the springing fixed charge coverage ratio covenant, and the lenders under our domestic credit facility could demand immediate payment in full of all amounts outstanding and terminate their obligations under the facility.
At August 2, 2014, August 3, 2013 and February 1, 2014, we had $1.4 billion, $1.5 billion and $1.3 billion, respectively, of Revolving Facility borrowings and $646 million, $680 million and $661 million, respectively, of letters of credit outstanding under the Revolving Facility. At August 2, 2014 and February 1, 2014, the amount available to borrow under the Revolving Facility was $240 million and $549 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. At August 3, 2013, the amount available to borrow was $759 million, which reflects the effect of the springing fixed charge coverage ratio covenant, while the borrowing base requirement had no effect on availability. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs. At August 2, 2014 and February 1, 2014, we had $995 million and $1.0 billion, respectively, of borrowings under the Term Loan.
Senior Secured Notes
In October 2010, we sold $1.0 billion aggregate principal amount of senior secured notes (the "Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Notes, the Company sold $250 million aggregate principal amount of Notes to the Company's domestic pension plan in a private placement, of which approximately $110 million remains in the domestic pension plan. The Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the "Collateral"). The lien that secures the Notes is junior in priority to the lien on such assets that secures obligations under the Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Notes at a purchase price equal to 101% of the principal amount upon the occurrence of certain change of control triggering events. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the Notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the Notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency. The Company may call the Notes at a premium based on the "Treasury Rate" as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.
Sears Canada Credit Agreement
In September 2010, Sears Canada entered into a five-year, $800 million Canadian senior secured revolving credit facility (the "Sears Canada Facility"). On May 28, 2014, Sears Canada announced that it had extended the term of the Sears Canada Facility (the "Amended Sears Canada Facility") to May 28, 2019 and reduced the total credit limit to $300 million Canadian.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

The Amended Sears Canada Facility is available for Sears Canada's general corporate purposes and is secured by a first lien on inventory and credit card receivables. Availability under the Amended Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and credit card receivables, subject to certain limitations, up to a maximum availability of $300 million Canadian. At August 2, 2014, we had no borrowings outstanding under the Amended Sears Canada Facility, and at August 3, 2013 and February 1, 2014, we had no borrowings under the Sears Canada Facility. Availability under the Amended Sears Canada Facility was approximately $246 million ($268 million Canadian) at August 2, 2014, and availability under the Sears Canada Facility was approximately $530 million ($551 million Canadian) and $336 million ($374 million Canadian), respectively, at August 3, 2013 and February 1, 2014. The borrowing base formula may be reduced by reserves currently estimated by the Company to be approximately $122 million, which may be applied by the lenders at their discretion pursuant to the Amended Sears Canada Facility agreement. In 2013, as a result of judicial developments relating to the priorities of pension liability relative to certain secured obligations, Sears Canada provided additional security to the lenders by pledging certain real estate assets as collateral thereby partially reducing the potential reserve amount the lenders could apply. The potential additional reserve amount may increase or decrease in the future based on changes in estimated net pension liabilities.
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
Unsecured Commercial Paper
We borrow through the commercial paper markets. At August 2, 2014, August 3, 2013 and February 1, 2014, we had outstanding commercial paper borrowings of $7 million, $247 million and $9 million, respectively. ESL held $235 million of our commercial paper at August 3, 2013, including $143 million held by Edward S. Lampert. Neither ESL nor Edward S. Lampert held any of our commercial paper at August 2, 2014 or February 1, 2014. See Note 14 for further discussion of these borrowings.
Debt Ratings
Our corporate family debt ratings at August 2, 2014 appear in the table below:

Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
Caa1	CCC+	CCC
Domestic Pension Plan Funding
In our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, we disclosed that we expected our contributions to our domestic pension plans to be approximately $487 million in 2014 and $310 million in 2015. As of year-end 2013, we also expected contributions to our domestic pension plans to be approximately $270 million in 2016, $250 million in 2017, $215 million in 2018 and $75 million in 2019. On August 8, 2014, new legislation was enacted that amends existing funding requirements, which we expect will increase the discount rates we use to determine our pension liability resulting in lower liabilities and lower funding obligations. We expect this decrease will reduce contributions to our domestic pension plans in 2014 by $65 million, as well as reduce contributions by $60 million, $70 million and $60 million in fiscal years 2015, 2016 and 2017 respectively. The ultimate amount of pension contributions and timing could be affected by changes in the applicable regulations, or other regulatory actions, as well as financial market and investment performance.
Recent Accounting Pronouncements
See Part I, Item 1, "Financial Statements – Notes to Condensed Consolidated Financial Statements," Note 13 – "Recent Accounting Pronouncements," for information regarding new accounting pronouncements.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

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
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement our integrated retail strategy to transform our business; our ability to successfully manage our inventory levels; initiatives to improve our liquidity through inventory management and other actions; competitive conditions in the retail and related services industries; worldwide economic conditions and business uncertainty, including the availability of consumer and commercial credit, changes in consumer confidence and spending, the impact of rising fuel prices, and changes in vendor relationships; vendors’ lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; possible limits on our access to our domestic credit facility, which is subject to a borrowing base limitation and a springing fixed charge coverage ratio covenant, capital markets and other financing sources, including additional second lien financings, with respect to which we do not have commitments from lenders; our ability to successfully achieve our plans to generate liquidity through potential transactions or otherwise; our ability to enter into or complete a transaction for our interest in Sears Canada or a transaction for our Sears Auto Centers business, in each case, on acceptable terms, on intended timetables or at all, the form or terms and conditions of any such transaction, and the impact of the evaluation and/or completion of any such transaction on our other businesses; our extensive reliance on computer systems, including legacy systems, to implement our integrated retail strategy, process transactions, summarize results, maintain customer, member, associate and Company data, and otherwise manage our business, which may be subject to disruptions or security breaches; potential liabilities in connection with the separation of Lands’ End, Inc.; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our dependence on sources outside the United States for significant amounts of our merchandise; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business and the transfer of significant internal historical knowledge to such parties; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including product liability and qui tam claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing and amount of required pension plan funding which is dependent upon many factors, including returns on invested assets, the discount rates used to determine pension obligations and/or changes in regulations or other regulatory action.
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At August 2, 2014, 56% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at August 2, 2014, which totaled approximately $2.4 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $24 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
Foreign Currency Risk
At August 2, 2014, we had foreign currency forward contracts outstanding, totaling $300 million Canadian notional value and with a remaining life of 0.1 years, designed to hedge our net investment in Sears Canada against adverse changes in exchange rates. The aggregate fair value of the forward contracts at August 2, 2014 was a liability of $(0.3) million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar at August 2, 2014, with all other variables held constant, would have resulted in a fair value of these contracts of a liability of approximately $(3) million at August 2, 2014, a decrease of $2.7 million. Certain of our currency forward contracts require collateral be posted in the event our liability under such contracts reaches a predetermined threshold. Cash collateral posted under these contracts is recorded as part of our accounts receivable balance. We had $1 million cash collateral posted under our contracts at August 2, 2014.
Sears Canada reduces its foreign exchange risk with respect to U.S. dollar denominated assets and liabilities and purchases of goods or services by entering into foreign exchange forward contracts. At August 2, 2014, these contracts had a notional value of $205 million. The fair value of the forward contracts at August 2, 2014 was approximately $4 million. A hypothetical 1% adverse movement in the level of the Canadian exchange rate relative to the U.S. dollar at August 2, 2014, with all other variables held constant, would have resulted in a fair value for these contracts of approximately $2 million at August 2, 2014, a decrease of $2 million.
Counterparty Credit Risk
We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments are major financial institutions with investment grade credit ratings or better at August 2, 2014, August 3, 2013 and February 1, 2014.
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

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 103 of SEC Regulation S-K requires that we disclose legal proceedings to which the Company and a governmental authority is a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Disclosure also is required as to any such proceedings known by us to be contemplated by governmental authorities. In that connection, we note that we have received a notice of violation from the California Department of Pesticide Regulation ("DPR") alleging that Kmart stores located in California sold certain products without proper registration with DPR. The parties are currently negotiating toward a resolution of this matter. We also note that we have received a notice of violation from the California Air Resource Board alleging that certain non-compliant products were sold in California. The parties are currently negotiating toward a resolution of this matter.
See Part I, Item 1, "Financial Statements—Notes to Condensed Consolidated Financial Statements," Note 12—"Legal Proceedings," for additional information regarding legal proceedings, which information is incorporated herein by this reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the second quarter of 2014. During the 13 weeks ended August 2, 2014, we did not repurchase any shares of our common stock under our common share repurchase program. At August 2, 2014, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 4, 2014 to May 31, 2014	—	$—	—	$—
June 1, 2014 to July 5, 2014	5,784	39.21	—	—
July 6, 2014 to August 2, 2014	232	37.27	—	—
Total	6,016	$39.14	—	$—	$503,907,832

(1)	Consists entirely of 6,016 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.

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

SEARS HOLDINGS CORPORATION

By:	/s/ ROBERT A. RIECKER
Name:	Robert A. Riecker
Title:	Vice President, Controller and Chief
Accounting Officer
Date:	August 21, 2014

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, dated January 22, 2014, filed on January 24, 2014 (File No. 000-51217)).

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 Weeks Ended August 2, 2014 and August 3, 2013; (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the 13 and 26 Weeks Ended August 2, 2014 and August 3, 2013 (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of August 2, 2014, August 3, 2013 and February 1, 2014; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended August 2, 2014 and August 3, 2013; (v) the Condensed Consolidated Statements of Equity (Unaudited) for the 26 Weeks Ended August 2, 2014 and August 3, 2013; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

___________________

*	Filed herewith.

E-1