Form 10-Q
period 2014-11-01
SEARS HOLDINGS CORP
filed 2014-12-04
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217, 001-36693
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
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
Yes    ☐            No    ☒
As of November 28, 2014, the registrant had 106,507,702 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
REVENUES
Merchandise sales and services(1)	$7,207	$8,272	$23,099	$25,595
COSTS AND EXPENSES
Cost of sales, buying and occupancy(1)	5,606	6,341	17,928	19,322
Selling and administrative	2,011	2,262	6,218	6,771
Depreciation and amortization	148	181	455	559
Impairment charges	—	6	25	14
Gain on sales of assets	(68)	(21)	(148)	(276)
Total costs and expenses	7,697	8,769	24,478	26,390
Operating loss	(490)	(497)	(1,379)	(795)
Interest expense	(78)	(61)	(221)	(181)
Interest and investment income	97	8	133	29
Other income	2	1	4	—
Loss before income taxes	(469)	(549)	(1,463)	(947)
Income tax (expense) benefit	(159)	2	(188)	(19)
Net loss	(628)	(547)	(1,651)	(966)
(Income) loss attributable to noncontrolling interests	80	13	128	(41)
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(548)	$(534)	$(1,523)	$(1,007)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(5.15)	$(5.03)	$(14.33)	$(9.49)
Diluted loss per share	$(5.15)	$(5.03)	$(14.33)	$(9.49)
Basic weighted average common shares outstanding	106.4	106.1	106.3	106.1
Diluted weighted average common shares outstanding	106.4	106.1	106.3	106.1
(1) Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $329 million and $364 million for the 13 weeks ended November 1, 2014 and November 2, 2013, respectively, and $1.1 billion for both the 39-week periods ended November 1, 2014 and November 2, 2013. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
millions	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net loss	$(628)	$(547)	$(1,651)	$(966)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	30	46	95	140
Deferred gain (loss) on derivatives, net of tax	—	2	(2)	2
Currency translation adjustments, net of tax	(11)	—	3	(27)
Sears Canada de-consolidation	(186)	—	(186)	—
Total other comprehensive income (loss)	(167)	48	(90)	115
Comprehensive loss	(795)	(499)	(1,741)	(851)
Comprehensive (income) loss attributable to noncontrolling interests	401	11	438	(36)
Comprehensive loss attributable to Holdings' shareholders	$(394)	$(488)	$(1,303)	$(887)
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

millions	November 1, 2014	November 2, 2013	February 1, 2014
ASSETS
Current assets
Cash and cash equivalents	$326	$599	$1,028
Restricted cash	—	8	10
Accounts receivable(1)	546	541	553
Merchandise inventories	6,464	8,912	7,034
Prepaid expenses and other current assets	255	468	334
Total current assets	7,591	10,528	8,959
Property and equipment, net	4,561	5,682	5,394
Goodwill	269	379	379
Trade names and other intangible assets	2,104	2,858	2,850
Other assets	644	762	679
TOTAL ASSETS	$15,169	$20,209	$18,261
LIABILITIES
Current liabilities
Short-term borrowings(2)	$2,096	$1,751	$1,332
Current portion of long-term debt and capitalized lease obligations	75	82	83
Merchandise payables	2,431	3,517	2,496
Other current liabilities	2,100	2,510	2,527
Unearned revenues	825	912	900
Other taxes	406	473	460
Short-term deferred tax liabilities	481	430	387
Total current liabilities	8,414	9,675	8,185
Long-term debt and capitalized lease obligations(3)	2,769	2,862	2,834
Pension and postretirement benefits	1,320	2,387	1,942
Other long-term liabilities	1,830	2,039	2,008
Long-term deferred tax liabilities	710	919	1,109
Total Liabilities	15,043	17,882	16,078
Commitments and contingencies
EQUITY
Total Equity	126	2,327	2,183
TOTAL LIABILITIES AND EQUITY	$15,169	$20,209	$18,261
(1) Includes $80 million, $57 million and $68 million at November 1, 2014, November 2, 2013 and February 1, 2014, respectively, of net amounts receivable from SHO.
(2)Includes $85 million and $140 million, respectively, of unsecured commercial paper held by ESL and its affiliates at November 1, 2014 and November 2, 2013. ESL and its affiliates held none of our commercial paper at February 1, 2014. Also includes a $400 million secured short-term loan with JPP II, LLC and JPP, LLC, entities affiliated with ESL, at November 1, 2014.
(3) Includes $205 million of senior secured notes held by ESL and its affiliates at November 1, 2014, and $95 million at both November 2, 2013 and February 1, 2014, and $3 million of subsidiary notes held by ESL and its affiliates at November 1, 2014, November 2, 2013 and February 1, 2014.
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	39 Weeks Ended
millions	November 1, 2014	November 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,651)	$(966)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax valuation allowance	152	—
Depreciation and amortization	455	559
Impairment charges	25	14
Gain on sales of assets	(148)	(276)
Gain on sales of investments	(105)	—
Pension and postretirement plan contributions	(366)	(326)
Mark-to-market adjustments of financial instruments	(9)	—
Settlement of Canadian dollar hedges	8	—
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(40)	7
Merchandise inventories	(430)	(1,392)
Merchandise payables	282	774
Income and other taxes	(48)	22
Other operating assets	(58)	28
Other operating liabilities	(9)	(116)
Net cash used in operating activities	(1,942)	(1,672)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	316	300
Net decrease in investments and restricted cash	—	1
Purchases of property and equipment	(202)	(201)
De-consolidation of Sears Canada cash	(207)	—
Proceeds from Sears Canada rights offering	169	—
Net cash provided by investing activities	76	100
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances	400	994
Repayments of long-term debt	(61)	(65)
Increase in short-term borrowings, primarily 90 days or less	364	657
Lands' End, Inc. pre-separation funding	515	—
Separation of Lands' End, Inc.	(31)	—
Debt issuance costs	(20)	(14)
Net cash provided by financing activities	1,167	1,572
Effect of exchange rate changes on cash and cash equivalents	(3)	(10)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(702)	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,028	609
CASH AND CASH EQUIVALENTS, END OF PERIOD	$326	$599
Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$94	$(4)
Cash interest paid	193	173
Unpaid liability to acquire equipment and software	20	44
Receivable related to Sears Canada rights offering	103	—
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Equity
(Unaudited)

	Equity Attributable to Holdings’ Shareholders
millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at February 2, 2013	106	$1	$(5,970)	$9,298	$885	$(1,459)	$417	$3,172
Comprehensive loss
Net income (loss)	—	—	—	—	(1,007)	—	41	(966)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	132	8	140
Deferred gain on derivatives, net of tax	—	—	—	—	—	2	—	2
Currency translation adjustments, net of tax	—	—	—	—	—	(14)	(13)	(27)
Total Comprehensive Loss								(851)
Stock awards	—	—	4	(1)	—	—	—	3
Associate stock purchase	—	—	3	—	—	—	—	3
Balance at November 2, 2013	106	$1	$(5,963)	$9,297	$(122)	$(1,339)	$453	$2,327
Balance at February 1, 2014	106	$1	$(5,963)	$9,298	$(480)	$(1,117)	$444	$2,183
Comprehensive loss
Net loss	—	—	—	—	(1,523)	—	(128)	(1,651)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	90	5	95
Deferred loss on derivatives, net of tax	—	—	—	—	—	(2)	—	(2)
Currency translation adjustments, net of tax	—	—	—	—	—	4	(1)	3
Sears Canada de-consolidation	—	—	—	—	—	128	(314)	(186)
Total Comprehensive Loss								(1,741)
Stock awards	—	—	5	(4)	—	—	—	1
Separation of Lands' End, Inc.	—	—	—	(323)	—	2	—	(321)
Associate stock purchase	—	—	4	—	—	—	—	4
Balance at November 1, 2014	106	$1	$(5,954)	$8,971	$(2,003)	$(895)	$6	$126

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 1,831 full-line and specialty retail stores in the United States, operating through Kmart and Sears. Through the third quarter of 2014, we conducted our operations under three reportable segments: Kmart, Sears Domestic and Sears Canada.
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
Depreciation Expense
Depreciation expense included within depreciation and amortization expense reported on the Condensed Consolidated Statements of Operations was $144 million, $441 million, $174 million, and $536 million for the 13- and 39- week periods ended November 1, 2014 and November 2, 2013, respectively.
Sears Canada Rights Offering
On October 2, 2014, the Company announced that its board of directors had approved a rights offering of up to 40 million shares of Sears Canada Inc. ("Sears Canada"). The subscription rights were distributed to all stockholders of Holdings, and every stockholder had the right to participate on the same terms in accordance with its pro rata ownership of the Company's common stock. In connection with the rights offering, each holder of Holdings' common stock received one subscription right for each share of common stock held at the close of business on October 16, 2014, the record date for the rights offering. Each subscription right entitled the holder thereof to purchase their pro rata portion of the Sears Canada common shares being sold by Holdings in the rights offering at a cash subscription price of Canadian $10.60 per whole Sears Canada share, which was the closing price of Sears Canada's common shares on September 26, 2014, the last trading day before the Company requested Sears Canada's cooperation with the filing of a prospectus regarding the rights offering.
On October 16, 2014, ESL Partners, L.P. and Edward S. Lampert, our Chairman and Chief Executive Officer and Chairman and Chief Executive Officer of ESL Investments, Inc., and related entities (collectively "ESL") exercised a portion of its pro rata portion of the basic subscription rights to the offering. Accordingly, we sold a total of approximately 18 million common shares of Sears Canada to ESL, for which we received approximately $169 million in proceeds. After the sale of Sears Canada shares to ESL on October 16, 2014, the Company was the beneficial holder of approximately 34 million shares, or 34%, of the common shares of Sears Canada. As such, the Company no longer maintained control of Sears Canada resulting in the de-consolidation of Sears Canada.
We accounted for the de-consolidation of Sears Canada in accordance with accounting standards applicable to consolidation and de-recognized the assets, liabilities, accumulated other comprehensive income and non-controlling interest related to Sears Canada and recognized a gain of approximately $70 million recorded within Interest and investment income on the Condensed Consolidated Statement of Operations and within Gain on sales of investments on the Condensed Consolidated Statements of Cash Flows for the 13- and 39- week periods ended November 1, 2014, of which $42 million relates to the remeasurement of our retained equity interest to its fair value.
Also, we determined that we have the ability to exercise significant influence over Sears Canada as a result of our ownership interest in Sears Canada and as a result of Mr. Lampert's role as our Chairman and Chief Executive

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Officer, and Chairman and Chief Executive Officer of ESL. Accordingly, we accounted for our retained investment in the common shares of Sears Canada as an equity method investment in accordance with accounting standards applicable to investments. We elected the fair value option for the equity method investment in Sears Canada in accordance with accounting standards applicable to financial instruments. The fair value of our equity method investment is disclosed in Note 4 to the Condensed Consolidated Financial Statements, and the change in fair value is recorded in Interest and investment income on the Condensed Consolidated Statement of Operations.
In addition, since the Company has retained an equity interest in Sears Canada, the operating results for Sears Canada through October 16, 2014 are presented within the condensed consolidated operations of Holdings and the Sears Canada segment in the accompanying Condensed Consolidated Financial Statements in accordance with accounting standards applicable to presentation of financial statements.
At November 1, 2014, basic subscription rights for approximately 29 million common shares of Sears Canada had been exercised with the subscription price paid in full, and the Company had received approximately $169 million of proceeds and had a receivable of approximately $103 million, included in Accounts receivable on the Condensed Consolidated Balance Sheet. This includes a total of approximately 19 million common shares of Sears Canada sold to ESL pursuant to ESL exercising its pro rata portion of basic subscription rights.
At November 1, 2014, the Company was the beneficial holder of approximately 23 million, or 23%, of the common shares of Sears Canada. At both November 2, 2013 and February 1, 2014, Sears Holdings was the beneficial holder of approximately 52 million, or 51%, of the common shares of Sears Canada.
Rights Offering of Units Consisting of Senior Unsecured Notes and Warrants
On October 20, 2014, the Company announced its board of directors had approved a rights offering allowing its stockholders to purchase up to $625 million in aggregate principal amount of 8% senior unsecured notes due 2019 and warrants to purchase shares of its common stock.
The subscription rights were distributed to all stockholders of the Company as of October 30, 2014, the record date for this rights offering, and every stockholder will have the right to participate on the same terms in accordance with its pro rata ownership of the Company's common stock. Holders of the Company's restricted stock that is unvested as of the record date are expected to receive cash awards in lieu of subscription rights.
Separation of Lands' End, Inc.
On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. The separation was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes. Prior to the separation, Lands' End, Inc. ("Lands' End") entered into an asset-based senior secured revolving credit facility, which provides for maximum borrowings of approximately $175 million with a letter of credit sub-limit, and a senior secured term loan facility of approximately $515 million. The proceeds of the term loan facility were used to fund a $500 million dividend to Holdings and pay fees and expenses associated with the foregoing facilities. We accounted for this spin-off in accordance with accounting standards applicable to spin-off transactions. Accordingly, we classified the carrying value of net assets of $323 million contributed to Lands' End as a reduction of capital in excess of par value in the Condensed Consolidated Statement of Equity for the 39-week period ended November 1, 2014.
Additionally, as a result of Mr. Lampert's role as our Chairman and Chief Executive Officer, and Chairman and Chief Executive Officer of ESL, and the continuing arrangements between Holdings and Lands' End (as further described in Note 13), Holdings has determined that it has significant influence over Lands' End. Accordingly, the operating results for Lands' End through the date of the spin-off are presented within the consolidated continuing operations of Holdings and the Sears Domestic segment in the accompanying Condensed Consolidated Financial Statements.
In connection with the separation, Holdings and certain of its subsidiaries entered into various agreements with Lands' End under the terms described in Note 13.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Changes in the carrying amount of goodwill by segment, which reflects the impact related to the Lands' End spin-off, were as follows:

millions	Sears Domestic
Balance, February 1, 2014:
Goodwill	$379
2014 activity:
Separation of Lands' End	(110)
Balance, November 1, 2014	$269
Changes in the carrying amount of trade names and other intangible assets by segment, which reflects the impact related to the Lands' End spin-off and de-consolidation of Sears Canada, were as follows:

millions	Kmart	Sears Domestic	Sears Canada	Total
Balance, February 1, 2014:
Trade names and intangible assets	$3	$2,651	$196	$2,850
2014 activity:
Separation of Lands' End	—	(531)	—	(531)
De-consolidation of Sears Canada	—	—	(194)	(194)
Amortization expense and other	(2)	(17)	(2)	(21)
Balance, November 1, 2014	$1	$2,103	$—	$2,104
NOTE 2 – BORROWINGS
Total borrowings were as follows:

millions	November 1, 2014	November 2, 2013	February 1, 2014
Short-term borrowings:
Unsecured commercial paper	$91	$160	$9
Secured short-term loan	400	—	—
Secured borrowings	1,605	1,591	1,323
Long-term debt, including current portion:
Notes and debentures outstanding	2,564	2,571	2,571
Capitalized lease obligations	280	373	346
Total borrowings	$4,940	$4,695	$4,249
The fair value of long-term debt, excluding capitalized lease obligations, was $2.3 billion at both November 1, 2014 and February 1, 2014 and $2.4 billion at November 2, 2013. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 4 to the Condensed Consolidated Financial Statements.
Debt Repurchase Authorization
In 2005, our Finance Committee of the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of our outstanding indebtedness in open market or privately negotiated transactions. Our wholly owned finance subsidiary, Sears Roebuck Acceptance Corp. ("SRAC"), has repurchased

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

$215 million of its outstanding notes. Holdings has repurchased $10 million of senior secured notes. The unused balance of this authorization is $275 million at November 1, 2014.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At November 1, 2014, November 2, 2013 and February 1, 2014, we had outstanding commercial paper borrowings of $91 million, $160 million and $9 million, respectively. ESL held $85 million and $140 million, respectively, of our commercial paper at November 1, 2014 and November 2, 2013, including $48 million and $88 million, respectively, held by Mr. Lampert. Neither ESL nor Mr. Lampert held any of our commercial paper at February 1, 2014. See Note 13 for further discussion of these borrowings.
Secured Short-Term Loan
On September 15, 2014, the Company, through Sears, Sears Development Co. and Kmart Corporation ("Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into a $400 million secured short-term loan (the "Loan'") with JPP II, LLC and JPP, LLC (together, the "Lender"), entities affiliated with ESL. The first $200 million of the Loan was funded at the closing on September 15, 2014 and the remaining $200 million was funded on September 30, 2014. Proceeds of the Loan were used for general corporate purposes.
The Loan is scheduled to mature on December 31, 2014, but as long as there is no event of default, the maturity date can be extended to February 28, 2015 at the discretion of the Company upon the payment of an extension fee equal to 0.5% of the principal amount. The Loan will have an annual base interest rate of 5%. The Borrowers paid an upfront fee of 1.75% of the full principal amount.
The Loan is guaranteed by the Company and is secured by a first priority lien on certain real properties owned by the Borrowers. In certain circumstances, the Lender may exercise its reasonable determination to substitute one or more of the properties with substitute properties. The Loan includes customary representations and covenants, including with respect to the condition and maintenance of the real property collateral.
The Loan has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there is an event of default, the Lender may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights it might have under any of the Loan documents (including against the collateral), and instead of the base interest rate, the Borrowers will be required to pay a default rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%. The Loan may be prepaid in whole or in part any time prior to maturity, without penalty or premium.
The Lender sold certain participating interests in the Loan during the third quarter, which may restrict the taking of certain actions with respect to the Loan, including the waiver of certain defaults under the Loan.
At November 1, 2014, the outstanding balance of the Loan was $400 million.
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
Advances under the Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate ("LIBOR") or a base rate, in either case plus an applicable margin. The Domestic Credit Agreement’s interest rates for LIBOR-based borrowings vary based on leverage in the range of LIBOR plus 2.0% to 2.5%. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%. Commitment fees are in a range of 0.375% to 0.625% based on usage. The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

determine availability. The Domestic Credit Agreement permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion in second lien notes were outstanding at November 1, 2014, resulting in $760 million of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018. The Revolving Facility is expected to expire in April 2016.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either (1) LIBOR (subject to a 1.00% LIBOR floor) or (2) the highest of (x) the prime rate of the bank acting as agent of the syndicate of lenders, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% (the highest of (x), (y) and (z), the "Base Rate"), plus an applicable margin for LIBOR loans of 4.50% and for Base Rate loans of 3.50%. Beginning February 2, 2014, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing June 30, 2018. Beginning with the fiscal year ending January 2015, the Borrowers are also required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty, other than a 1.00% prepayment premium if the Borrowers enter into certain repricing transactions with respect to the Term Loan prior to October 2, 2014, which did not occur. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility.
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
We had Revolving Facility borrowings of $1.6 billion at both November 1, 2014 and November 2, 2013 and $1.3 billion at February 1, 2014, and $671 million, $684 million and $661 million of letters of credit outstanding under the Revolving Facility at November 1, 2014, November 2, 2013 and February 1, 2014, respectively. At November 1, 2014 and February 1, 2014, the amount available to borrow under the Revolving Facility was $234 million and $549 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. At November 2, 2013, the amount available to borrow was $572 million, which reflects the effect of the springing fixed charge coverage ratio covenant, while the borrowing base requirement had no effect on availability. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs. We had borrowings of $993 million at November 1, 2014, and $1.0 billion at both November 2, 2013 and February 1, 2014, under the Term Loan.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
The Amended Sears Canada Facility is available for Sears Canada's general corporate purposes and is secured by a first lien on inventory and credit card receivables. Availability under the Amended Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and credit card receivables, subject to certain limitations, up to a maximum availability of $300 million Canadian. We had no borrowings outstanding under the Sears Canada Facility at November 2, 2013 and February 1, 2014. Availability under the Amended Sears Canada Facility was approximately $729 million ($760 million Canadian) and $336 million ($374 million Canadian), respectively, at November 2, 2013 and February 1, 2014.
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
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit ("REMIC"). The real estate associated with 125 Full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued to wholly owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

"REMIC Securities") that are secured by the mortgages and collateral assignments of the store leases. Payments to the holders on the REMIC Securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion (the "KCD Securities") were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to the holders on the KCD Securities are funded by the royalty payments. The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. In the fourth quarter of fiscal 2013, Holdings contributed all of the outstanding capital stock of Sears Re to SRe Holding Corporation, a direct wholly owned subsidiary of Holdings. Sears Re thereafter reduced its excess statutory capital through the distribution of all REMIC Securities held by it to SRe Holding Corporation. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly owned consolidated subsidiaries. At November 1, 2014, November 2, 2013 and February 1, 2014, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.7 billion at November 1, 2014, November 2, 2013 and February 1, 2014.
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
NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS
We primarily use derivatives as a risk management tool to decrease our exposure to fluctuations in the foreign currency market, and do not use derivative financial instruments for trading or speculative purposes. We were exposed to fluctuations in foreign currency exchange rates as a result of our net investment in Sears Canada. We had no outstanding derivatives at November 1, 2014. The recorded amounts and corresponding gains on the hedging activity were not material at November 2, 2013 or February 1, 2014, or for the 13- and 39- week periods ended November 2, 2013.
Hedges of Net Investment in Sears Canada
During the third quarter of 2014, we entered into foreign currency forward contracts with a total Canadian notional value of $300 million. These contracts were originally designated and qualified as hedges of the foreign currency exposure of our net investment in Sears Canada. On October 16, 2014, we settled foreign currency forward contracts with a total Canadian notional value of $187 million and de-designated the remaining contracts with a total Canadian notional value of $113 million as hedges, which were settled on October 27, 2014.
For derivatives that were designated as hedges of our net investment in Sears Canada, we assessed effectiveness based on changes in forward currency exchange rates. Changes in forward rates on the derivatives were recorded in the currency translation adjustments line in accumulated other comprehensive loss prior to the de-consolidation of Sears Canada on October 16, 2014. Subsequent to that date, the change in forward rates on the remaining derivative contracts that were no longer designated as hedges was recorded in interest and investment income in the Condensed Consolidated Statements of Operations.
We settled foreign currency forward contracts during the 13- and 39- week periods ended November 1, 2014 and received a net amount of $8 million relative to these contract settlements.

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
Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities, cash and domestic cash equivalents are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our long-term debt is disclosed in Note 2 to the Condensed Consolidated Financial Statements. The following tables provide the fair value measurement amounts for other financial assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value at November 1, 2014, November 2, 2013 and February 1, 2014:

millions	Total Fair Value Amounts at November 1, 2014	Level 1	Level 2	Level 3
Equity method investments(4)	$225	$225	$—	$—
Total	$225	$225	$—	$—

millions	Total Fair Value Amounts at November 2, 2013	Level 1	Level 2	Level 3
Cash equivalents(1)	$154	$154	$—	$—
Restricted cash(2)	8	8	—	—
Foreign currency derivative assets(3)	4	—	4	—
Total	$166	$162	$4	$—

millions	Total Fair Value Amounts at February 1, 2014	Level 1	Level 2	Level 3
Cash equivalents(1)	$346	$346	$—	$—
Restricted cash(2)	10	10	—	—
Foreign currency derivative assets(3)	8	—	8	—
Total	$364	$356	$8	$—

(1)	Included within Cash and cash equivalents in our Condensed Consolidated Balance Sheets.

(2)	Included within Restricted cash in our Condensed Consolidated Balance Sheets.

(3)	Included within Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

(4)	Included within Other assets in our Condensed Consolidated Balance Sheets.

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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Condensed Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, we measure the impairment and adjust the carrying value. With the exception of the fixed asset impairments described in Note 5, we had no significant remeasurements of such assets or liabilities to fair value during the 13- and 39- week periods ended November 1, 2014 and November 2, 2013.
All of the fair value remeasurements were based on significant unobservable inputs (Level 3). Fixed asset fair values were derived based on discussions with real estate brokers, review of comparable properties, if available, and internal expertise related to the current marketplace conditions.
NOTE 5 – STORE CLOSING CHARGES, IMPAIRMENTS AND REAL ESTATE TRANSACTIONS
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that we believe can be realized through sub-leasing the leased space. During the third quarter of 2014, we closed 27 stores in our Kmart segment and six stores in our Sears Domestic segment we previously announced would close, and recorded charges for the related lease obligations of $3 million for 17 of these stores in our Kmart segment and $2 million for two of these stores in our Sears Domestic segment. During the first nine months of 2014, we closed 102 stores in our Kmart segment and 27 stores in our Sears Domestic segment we previously announced would close, and recorded charges for the related lease obligations of $14 million for 68 of these stores in our Kmart segment and $5 million for 14 of these stores in our Sears Domestic segment.
We expect to record additional charges of approximately $50 million during the remainder of 2014 related to stores we had previously made the decision to close.
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
We made the decision to close 73 stores in our Kmart segment and 37 stores in our Sears Domestic segment during the third quarter of 2014, and 113 stores in our Kmart segment and 43 stores in our Sears Domestic segment during the first nine months of 2014.
We made the decision to close 27 stores in our Kmart segment and four stores in our Sears Domestic segment during the third quarter of 2013, and 52 stores in our Kmart segment and 16 stores in our Sears Domestic segment during the first nine months of 2013.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Store closing costs and severance recorded for the 13- and 39- week periods ended November 1, 2014 and November 2, 2013 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$31	$6	$—	$11	$2	$50
Sears Domestic	10	3	1	6	4	24
Sears Canada	—	1	—	—	—	1
Total for the 13-week period ended November 1, 2014	$41	$10	$1	$17	$6	$75

Kmart	$12	$3	$(2)	$4	$6	$23
Sears Domestic	1	—	(34)	1	2	(30)
Sears Canada	—	15	—	—	—	15
Total for the 13-week period ended November 2, 2013	$13	$18	$(36)	$5	$8	$8

Kmart	$46	$10	$11	$17	$5	$89
Sears Domestic	12	5	3	7	12	39
Sears Canada	1	10	5	—	—	16
Total for the 39-week period ended November 1, 2014	$59	$25	$19	$24	$17	$144

Kmart	$21	$5	$(3)	$10	$7	$40
Sears Domestic	7	2	(40)	4	11	(16)
Sears Canada	—	17	—	—	—	17
Total for the 39-week period ended November 2, 2013	$28	$24	$(43)	$14	$18	$41
_____________

(1)	Recorded within Cost of sales, buying and occupancy on the Condensed Consolidated Statements of Operations.

(2)
Recorded within Selling and administrative on the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)
Costs for the 13-week period ended November 1, 2014 are recorded within Depreciation and amortization on the Condensed Consolidated Statement of Operations. Costs for the 13-week period ended November 2, 2013 include $5 million recorded within Impairment charges and $3 million recorded within Depreciation and amortization on the Condensed Consolidated Statement of Operations. Costs for the 39-week periods ended November 1, 2014 and November 2, 2013 include $10 million and $13 million recorded within Impairment charges, respectively, and $7 million and $5 million recorded within Depreciation and amortization, respectively, on the Condensed Consolidated Statements of Operations.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Store closing cost accruals of $153 million, $149 million and $199 million at November 1, 2014, November 2, 2013 and February 1, 2014, respectively, were as follows:

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at November 2, 2013	$37	$96	$16	$149
Store closing costs	35	27	6	68
Store closing capital lease obligations	—	2	—	2
Payments/utilizations	(9)	(6)	(5)	(20)
Balance at February 1, 2014	63	119	17	199
Store closing costs	25	21	24	70
Payments/utilizations	(66)	(28)	(22)	(116)
Balance at November 1, 2014	$22	$112	$19	$153
Long-Lived Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, we performed an impairment test of certain of our long-lived assets (principally the value of buildings and other fixed assets associated with our stores) due to events and changes in circumstances during the 13-week period ended August 2, 2014 that indicated an impairment might have occurred. The impairment review was triggered by a decline in operating performance at certain locations within the Sears Canada segment. As a result of this impairment testing, the Company recorded impairment charges of $15 million during the 39- week period ended November 1, 2014 at Sears Canada.
Real Estate Transactions
During the first nine months of 2014, we recorded gains on the sales of assets of $148 million in connection with real estate transactions, which included a gain of $42 million recognized on the sale of two Sears Full-line stores for which we received $64 million of cash proceeds, $13 million recognized on the sale of a distribution facility in our Sears Domestic segment for which we received $16 million of cash proceeds and a gain of $10 million recognized on the sale of a Kmart store for which we received $10 million of cash proceeds.
Also, during the third quarter of 2014, we entered into an agreement for the sale of a Sears Full-line store for which we received $90 million of cash proceeds, and will receive an additional $12 million of cash proceeds. The gain will be deferred until we have surrendered substantially all of our rights and obligations.
Additionally, during the first nine months of 2014, we recorded investment income of $35 million related to the sale of joint venture interests for which Sears Canada received $65 million ($71 million Canadian) in cash proceeds.
During the first nine months of 2013, we recorded gains on the sales of assets of $276 million in connection with real estate transactions which included a gain of $180 million recognized in the second quarter on the amendment and early termination of the leases on two properties operated by Sears Canada for which Sears Canada received $184 million ($191 million Canadian) in cash proceeds. Gains on sales of assets recorded in the first nine months of 2013 also included gains of $55 million related to the sale of a store previously operated under The Great Indoors format, two Sears Full-line stores and one Kmart store for which the Company received $86 million of cash proceeds.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 6 – EQUITY
Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	November 1, 2014	November 2, 2013	February 1, 2014
Pension and postretirement adjustments (net of tax of $(296), $(441) and $(328), respectively)	$(893)	$(1,276)	$(1,036)
Cumulative unrealized derivative gain (net of tax of $0 for all periods presented)	—	2	2
Currency translation adjustments (net of tax of $(0), $(39) and $(38), respectively)	(2)	(65)	(83)
Accumulated other comprehensive loss	$(895)	$(1,339)	$(1,117)
Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.
Accumulated other comprehensive loss attributable to noncontrolling interests at November 2, 2013 and February 1, 2014 was $69 million and $53 million, respectively.
Income Tax Expense Allocated to Each Component of Other Comprehensive Income
Income tax expense allocated to each component of other comprehensive income was as follows:

	13 Weeks Ended November 1, 2014			13 Weeks Ended November 2, 2013
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$30	$—	$30	$48	$(2)	$46
Deferred loss on derivatives	—	—	—	2	—	2
Currency translation adjustments	(11)	—	(11)	1	(1)	—
Sears Canada de-consolidation	(186)	—	(186)	—	—	—
Total other comprehensive income	$(167)	$—	$(167)	$51	$(3)	$48

	39 Weeks Ended November 1, 2014			39 Weeks Ended November 2, 2013
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$98	$(3)	$95	$145	$(5)	$140
Deferred loss on derivatives	(2)	—	(2)	2	—	2
Currency translation adjustments	4	(1)	3	(27)	—	(27)
Sears Canada de-consolidation	(186)	—	(186)	—	—	—
Total other comprehensive income	$(86)	$(4)	$(90)	$120	$(5)	$115

(1)	Included in the computation of net periodic benefit expense. See Note 7 to the Condensed Consolidated Financial Statements.
Common Share Repurchase Program
During the 13- and 39- week periods ended November 1, 2014 and November 2, 2013, we did not repurchase any shares of our common stock under our common share repurchase program. At November 1, 2014, we had approximately $504 million of remaining authorization under our common share repurchase program.

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

	13 Weeks Ended		39 Weeks Ended
millions	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Components of net periodic expense:
Interest cost	$68	$75	$219	$225
Expected return on plan assets	(75)	(75)	(244)	(229)
Amortization of experience losses	30	48	92	145
Net periodic expense	$23	$48	$67	$141
Contributions
During the 13- and 39- week periods ended November 1, 2014, we made total contributions of $161 million and $366 million, respectively, to our pension and postretirement plans. During the 13- and 39- week periods ended November 2, 2013, we made total contributions of $150 million and $326 million, respectively, to our pension and postretirement plans. We anticipate making aggregate contributions to our domestic defined benefit and postretirement plans of approximately $92 million over the remainder of 2014, which is lower than previously anticipated due to new legislation which was recently enacted that amends existing funding requirements for our domestic pension plans.
NOTE 8 – INCOME TAXES
We had gross unrecognized tax benefits of $120 million at November 1, 2014, $142 million at November 2, 2013 and $150 million at February 1, 2014. Of the amount at November 1, 2014, $78 million, would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13-week period ended November 1, 2014, gross unrecognized tax benefits decreased by $21 million. During the 39-week period ended November 1, 2014, gross unrecognized tax benefits decreased by $29 million due to the Lands' End spin-off and Sears Canada's de-consolidation. During the 13-week period ended November 2, 2013, we made no changes to gross unrecognized tax benefits. During the 39-week period ended November 2, 2013, gross unrecognized tax benefits decreased by $19 million due to federal, foreign and state audit activity. We expect that our unrecognized tax benefits could decrease by as much as $6 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At November 1, 2014, November 2, 2013 and February 1, 2014, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $48 million ($31 million net of federal benefit), $53 million ($36 million net of federal benefit), and $53 million ($36 million net of federal benefit), respectively. We recognized a negligible net interest benefit (net of federal benefit) for the 13-week period and $3 million net interest expense (net of federal benefit) for the 39-week period ended November 1, 2014, in our Condensed Consolidated Statements of Operations.

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
In connection with the Sears Canada Rights Offering in the third quarter of 2014, the Company incurred a taxable gain of approximately $72 million on the subscription rights exercised and common shares sold during the quarter. There was no income tax payable balance resulting from the taxable gain due to the utilization of NOL attributes of approximately $21 million and a valuation allowance release of the same amount.
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
During the third quarter of 2014, management evaluated the continued realizability of Sears Canada’s deferred tax assets. Management assessed the available positive evidence and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of negative evidence evaluated was the recent and anticipated profitability were lower than previously anticipated. The Company also considered the impact on the timing of the implementation of strategic initiatives at Sears Canada to improve profitability due to their recent senior management changes and realization that certain strategies would not achieve previously expected targets.
In assessing the realizability of Sears Canada's deferred tax assets, management considered the four sources of taxable income included in the accounting standards applicable for income taxes. Of these four sources of taxable income, Sears Canada was only able to avail itself of future reversals of existing taxable differences and taxable income in prior carryback years to realize a tax benefit of an existing deductible temporary difference.
On the basis of this analysis and the significant negative evidence that it was no longer probable that sufficient future taxable income would be available to allow the deferred tax assets to be realizable at the end of September 2014, a valuation allowance of $152 million was added to record only the portion of the deferred tax asset that more likely than not will be realized. We recognized the full $152 million valuation allowance charge during the third quarter of 2014 in continuing operations.
The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. For the third quarter of 2014, our effective income tax rate was an expense of 33.9%. Our tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the first nine months of 2014 was negatively impacted by a valuation allowance established on Sears Canada's deferred tax assets in the third quarter, prior to de-consolidation, and increased foreign taxes in Puerto Rico resulting from a new tax law change which became effective during the second quarter of 2014. These were partially offset by state audit settlements.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 9 – SUMMARY OF SEGMENT DATA
These reportable segment classifications are based on our business formats, as described in Note 1. The Kmart and Sears Canada formats each represent both an operating and reportable segment. As a result of the de-consolidation of Sears Canada as described in Note 1, Sears Canada is no longer an operating or reportable segment, and the segment results presented below reflect the operating results for Sears Canada through October 16, 2014. The Sears Domestic reportable segment consists of the aggregation of several business formats. These formats are evaluated by our Chief Operating Decision Maker ("CODM") to make decisions about resource allocation and to assess performance.
Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States and Canada. The merchandise and service categories are as follows:

(i)	Hardlines—consists of home appliances, consumer electronics, lawn & garden, tools & hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women's, men's, kids', footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore;

(iv)	Service—includes repair, installation and automotive service and extended contract revenue; and

(v)	Other—includes revenues earned in connection with our agreements with SHO and Lands' End, as well as credit revenues and licensed business revenues.

	13 Weeks Ended November 1, 2014
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$793	$2,029	$327	$3,149
Apparel and Soft Home	842	770	255	1,867
Food and Drug	1,050	2	—	1,052
Service	5	574	20	599
Other	17	514	9	540
Total merchandise sales and services	2,707	3,889	611	7,207
Costs and expenses
Cost of sales, buying and occupancy	2,147	3,002	457	5,606
Selling and administrative	708	1,131	172	2,011
Depreciation and amortization	25	110	13	148
Gain on sales of assets	(24)	(44)	—	(68)
Total costs and expenses	2,856	4,199	642	7,697
Operating loss	$(149)	$(310)	$(31)	$(490)
Total assets	$4,259	$10,910	$—	$15,169
Capital expenditures	$11	$52	$13	$76

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	13 Weeks Ended November 2, 2013
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$822	$2,084	$472	$3,378
Apparel and Soft Home	913	1,174	421	2,508
Food and Drug	1,162	2	—	1,164
Service	4	631	32	667
Other	15	528	12	555
Total merchandise sales and services	2,916	4,419	937	8,272
Costs and expenses
Cost of sales, buying and occupancy	2,327	3,326	688	6,341
Selling and administrative	745	1,244	273	2,262
Depreciation and amortization	31	128	22	181
Impairment charges	3	2	1	6
Gain on sales of assets	(19)	(2)	—	(21)
Total costs and expenses	3,087	4,698	984	8,769
Operating loss	$(171)	$(279)	$(47)	$(497)
Total assets	$4,780	$13,013	$2,416	$20,209
Capital expenditures	$17	$55	$13	$85

	39 Weeks Ended November 1, 2014
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$2,502	$6,542	$1,100	$10,144
Apparel and Soft Home	2,728	2,562	880	6,170
Food and Drug	3,234	6	—	3,240
Service	13	1,770	77	1,860
Other	50	1,604	31	1,685
Total merchandise sales and services	8,527	12,484	2,088	23,099
Costs and expenses
Cost of sales, buying and occupancy	6,790	9,552	1,586	17,928
Selling and administrative	2,128	3,487	603	6,218
Depreciation and amortization	72	334	49	455
Impairment charges	2	8	15	25
(Gain) loss on sales of assets	(76)	(73)	1	(148)
Total costs and expenses	8,916	13,308	2,254	24,478
Operating loss	$(389)	$(824)	$(166)	$(1,379)
Total assets	$4,259	$10,910	$—	$15,169
Capital expenditures	$31	$139	$32	$202

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	39 Weeks Ended November 2, 2013
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$2,697	$6,725	$1,397	$10,819
Apparel and Soft Home	2,909	3,459	1,162	7,530
Food and Drug	3,521	8	—	3,529
Service	13	1,902	100	2,015
Other	47	1,615	40	1,702
Total merchandise sales and services	9,187	13,709	2,699	25,595
Costs and expenses
Cost of sales, buying and occupancy	7,184	10,163	1,975	19,322
Selling and administrative	2,205	3,800	766	6,771
Depreciation and amortization	97	390	72	559
Impairment charges	3	10	1	14
Gain on sales of assets	(47)	(48)	(181)	(276)
Total costs and expenses	9,442	14,315	2,633	26,390
Operating income (loss)	$(255)	$(606)	$66	$(795)
Total assets	$4,780	$13,013	$2,416	$20,209
Capital expenditures	$42	$131	$28	$201

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 10 – SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at November 1, 2014, November 2, 2013 and February 1, 2014 consisted of the following:

millions	November 1, 2014	November 2, 2013	February 1, 2014
Unearned revenues	$754	$849	$836
Self-insurance reserves	688	697	686
Other	388	493	486
Total	$1,830	$2,039	$2,008
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
We are subject to various other legal and governmental proceedings and investigations, including some involving the practices and procedures in our more highly regulated businesses. Some matters contain class action allegations, environmental and asbestos exposure allegations and other consumer-based, regulatory or qui tam claims, each of which may seek compensatory, punitive or treble damage claims (potentially in large amounts), as well as other types of relief. Additionally, some of these claims or actions, such as the qui tam claims, have the potential for significant statutory penalties.
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
NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS
Presentation of Financial Statements - Going Concern
In August 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which requires management to assess whether there are conditions or events, considered in the aggregate, that raise

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. This update will be effective for the Company in the fourth quarter of 2016. The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standards update which replaces the current revenue recognition standards. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for the Company in the first quarter of 2017 and may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption. The Company is evaluating the effect of adopting this new standard.
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
NOTE 13 – RELATED PARTY DISCLOSURE
Investment of Surplus Cash
Our Board has delegated authority to direct investment of our surplus cash to Mr. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf, other than Mr. Lampert's compensation as our Chief Executive Officer. ESL beneficially owned approximately 49% of our outstanding common stock at November 1, 2014.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Unsecured Commercial Paper
During the first nine months of 2014 and 2013, ESL and its affiliates held unsecured commercial paper issued by SRAC, an indirect wholly owned subsidiary of Sears Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate and principal amount outstanding was 18.8 days, 3.68% and $33 million and 29.2 days, 2.77% and $237 million, respectively, in the first nine months of 2014 and 2013. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2014 was $150 million and $0.8 million interest was paid by SRAC to ESL during the first nine months of 2014. ESL held $85 million and $140 million, respectively, of our commercial paper at November 1, 2014 and November 2, 2013, including $48 million and $88 million, respectively, held by Mr. Lampert. Neither ESL nor Mr. Lampert held any of our commercial paper at February 1, 2014. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
Secured Short-Term Loan
In September 2014, the Company, through Sears, Sears Development Co., and Kmart Corporation ("Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into a $400 million secured short-term loan (the "Loan") with JPP II, LLC and JPP, LLC (together, the "Lender"), entities affiliated with ESL. The Loan is scheduled to mature on December 31, 2014, but as long as there is no event of default, the maturity date can be extended to February 28, 2015 at the discretion of the Company upon the payment of an extension fee equal to 0.5% of the principal amount. The Loan will have an annual base interest rate of 5%. The Loan is guaranteed by the Company and is secured by a first priority lien on certain real properties owned by the Borrowers. At November 1, 2014, the outstanding balance of the Loan was $400 million. During the 13- and 39- weeks ended November 1, 2014, the Borrowers paid an upfront fee of $7 million and interest of $0.5 million to the Lender. See Note 2 for additional information regarding the Loan.
The Lender sold certain participating interests in the Loan during the third quarter, which may restrict the taking of certain actions with respect to the Loan, including the waiver of certain defaults under the Loan.
Senior Secured Notes and Subsidiary Notes
At November 1, 2014, Mr. Lampert and ESL held an aggregate of $205 million of principal amount of the Company's 6 5/8% Senior Secured Notes due 2018 (the "6 5/8%" Notes") and $3 million of principal amount of unsecured notes issued by SRAC (the "Subsidiary Notes"). At both November 2, 2013 and February 1, 2014, Mr. Lampert and ESL held an aggregate of $95 million of principal amount of 6 5/8% Notes and $3 million of principal amount of Subsidiary Notes.
Trade Receivable Put Agreements
On January 26, 2012, ESL entered into an agreement with a financial institution to acquire from the financial institution an undivided participating interest in a certain percentage of its rights and obligations under trade receivable put agreements that were entered into with certain vendors of the Company. These agreements generally provide that, in the event of a bankruptcy filing by the Company, the financial institution will purchase such vendors’ accounts receivable arising from the sale of goods or services to the Company. ESL may from time to time choose to purchase an 80% undivided participating interest in the rights and obligations primarily arising under future trade receivable put agreements that the financial institution enters into with our vendors during the term of its agreement. The Company is neither a party nor will it become a party to any of these agreements. At February 1, 2014, and November 2, 2013 ESL held a participation interest totaling $80 million and $90 million, respectively, in the financial institution’s agreements relating to the Company. At November 1, 2014, ESL held no participating interest.
Sears Canada
ESL owns approximately 50% of the outstanding common shares of Sears Canada (based on publicly available information as of November 13, 2014).

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Lands' End
ESL owns approximately 49% of the outstanding common stock of Lands' End (based on publicly available information as of April 4, 2014). Holdings, and certain of its subsidiaries, entered into a transition services agreement in connection with the spin-off pursuant to which Lands' End and Holdings will provide to each other, on an interim, transitional basis, various services, which may include, but are not limited to, tax services, logistics services, auditing and compliance services, inventory management services, information technology services and continued participation in certain contracts shared with Holdings and its subsidiaries, as well as agreements related to Lands' End Shops at Sears and participation in the Shop Your Way program.
Amounts due to or from Lands’ End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands' End on at least a monthly basis. At November 1, 2014, Holdings reported a net amount receivable from Lands' End of $5 million in the Accounts receivable line of the Condensed Consolidated Balance Sheets. Amounts related to revenue from retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way program, and corporate shared services were $20 million and $44 million, respectively, for the 13- and 39- week periods ended November 1, 2014. The amounts Lands' End earned related to call center services and commissions were $2 million and $6 million, respectively, for the 13- and 39- week periods ended November 1, 2014.
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
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At November 1, 2014, November 2, 2013 and February 1, 2014, Holdings reported a net amount receivable from SHO of $80 million, $57 million and $68 million, respectively, in the Accounts receivable line of the Condensed Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $376 million and $1.2 billion, respectively, for the 13- and 39- week periods ended November 1, 2014, and $425 million and $1.3 billion, respectively, for the 13- and 39- week periods ended November 2, 2013. The net amounts SHO earned related to commissions were $22 million and $77 million, respectively, for the 13- and 39- week periods ended November 1, 2014, and $21 million and $84 million, respectively, for the 13- and 39- week periods ended November 2, 2013. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for further information related to these guarantees.
Also in connection with the separation, the Company entered into an agreement with SHO and the agent under SHO's secured credit facility, whereby the Company committed to continue to provide services to SHO in connection with a realization on the lender's collateral after default under the secured credit facility, notwithstanding

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

SHO's default under the underlying agreement with us, and to provide certain notices and services to the agent, for so long as any obligations remain outstanding under the secured credit facility.
NOTE 14 – GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At November 1, 2014, the principal amount outstanding of the Company's 6 5/8% senior secured notes due 2018 was $1.24 billion. These notes were issued in 2010 by Sears Holdings Corporation ("Parent"). The notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by SRAC (the "guarantor subsidiaries"). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at November 1, 2014, November 2, 2013 and February 1, 2014, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Income (Loss) for the 13- and 39- week periods ended November 1, 2014 and November 2, 2013, and the Condensed Consolidating Statements of Cash flows for the 13- and 39- week periods ended November 1, 2014 and November 2, 2013 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. The following condensed consolidated financial statements had total assets and liabilities of approximately $1.2 billion and $415 million, respectively, at November 2, 2013 and total assets and liabilities of approximately $1.1 billion and $385 million, respectively, at February 1, 2014, attributable to the Lands' End domestic business. Merchandise sales and services included revenues of approximately $185 million from the Lands' End domestic business for the 39- week period ended November 1, 2014, and approximately $325 million and $870 million, respectively, for the 13- and 39- week periods ended November 2, 2013. Net loss attributable to Holdings' shareholders included net income of approximately $5 million from the Lands' End domestic business for the 39- week period ended November 1, 2014, and approximately $10 million and $25 million, respectively, for the 13- and 39- week periods ended November 2, 2013. The financial information for the domestic portion of Lands' End business is reflected within the guarantor subsidiaries balances for these periods, while the international portion is reflected within the non-guarantor subsidiaries balances for these periods.
On October 16, 2014, we de-consolidated Sears Canada pursuant to a rights offering transaction. The following condensed consolidated financial statements had total assets and liabilities of approximately $2.4 billion and $1.5 billion, respectively, at November 2, 2013 and total assets and liabilities of approximately $2.2 billion and $1.3 billion, respectively, at February 1, 2014 attributable to Sears Canada. Merchandise sales and services included revenues of approximately $611 million and $2.1 billion for the 13- and 39- week periods ended November 1, 2014, respectively, and approximately $937 million and $2.7 billion for the 13- and 39- week periods ended November 2, 2013, respectively. Net loss attributable to Holdings' shareholders included net loss of approximately $86 million and $137 million, respectively, from Sears Canada for the 13- and 39- week periods ended November 1, 2014, and net loss of approximately $13 million for the 13-week period ended November 2, 2013 and net income of approximately $44 million for the 39-week period ended November 2, 2013. The financial information for Sears Canada is reflected within the non-guarantor subsidiaries balances for these periods.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
November 1, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$296	$30	$—	$326
Intercompany receivables	—	—	26,681	(26,681)	—
Accounts receivable	103	409	34	—	546
Merchandise inventories	—	6,464	—	—	6,464
Prepaid expenses and other current assets	43	796	288	(872)	255
Total current assets	146	7,965	27,033	(27,553)	7,591
Total property and equipment, net	—	3,610	951	—	4,561
Goodwill and intangible assets	—	284	2,089	—	2,373
Other assets	117	433	2,535	(2,441)	644
Investment in subsidiaries	13,013	25,589	—	(38,602)	—
TOTAL ASSETS	$13,276	$37,881	$32,608	$(68,596)	$15,169
Current liabilities
Short-term borrowings	$—	$2,096	$—	$—	$2,096
Current portion of long-term debt and capitalized lease obligations	—	71	4	—	75
Merchandise payables	—	2,431	—	—	2,431
Intercompany payables	12,101	14,579	—	(26,680)	—
Short-term deferred tax liabilities	1	501	—	(21)	481
Other current liabilities	4	2,355	1,823	(851)	3,331
Total current liabilities	12,106	22,033	1,827	(27,552)	8,414
Long-term debt and capitalized lease obligations	1,238	3,668	36	(2,173)	2,769
Pension and postretirement benefits	—	1,316	4	—	1,320
Long-term deferred tax liabilities	—	—	917	(207)	710
Other long-term liabilities	—	774	1,305	(249)	1,830
Total Liabilities	13,344	27,791	4,089	(30,181)	15,043
EQUITY
Shareholder’s equity	(68)	10,090	28,519	(38,421)	120
Noncontrolling interest	—	—	—	6	6
Total Equity	(68)	10,090	28,519	(38,415)	126
TOTAL LIABILITIES AND EQUITY	$13,276	$37,881	$32,608	$(68,596)	$15,169

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended November 1, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$6,638	$1,186	$(617)	$7,207
Cost of sales, buying and occupancy	—	5,272	767	(433)	5,606
Selling and administrative	—	1,958	237	(184)	2,011
Depreciation and amortization	—	116	32	—	148
Gain on sales of assets	—	(66)	(2)	—	(68)
Total costs and expenses	—	7,280	1,034	(617)	7,697
Operating income (loss)	—	(642)	152	—	(490)
Interest expense	(52)	(123)	(23)	120	(78)
Interest and investment income	91	—	126	(120)	97
Other income	—	—	2	—	2
Income (loss) before income taxes	39	(765)	257	—	(469)
Income tax (expense) benefit	—	31	(190)	—	(159)
Equity (deficit) in earnings in subsidiaries	(667)	(29)	—	696	—
Net income (loss)	(628)	(763)	67	696	(628)
Loss attributable to noncontrolling interests	—	—	—	80	80
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(628)	$(763)	$67	$776	$(548)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 39 Weeks Ended November 1, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$21,154	$4,238	$(2,293)	$23,099
Cost of sales, buying and occupancy	—	16,679	2,527	(1,278)	17,928
Selling and administrative	1	6,028	1,204	(1,015)	6,218
Depreciation and amortization	—	347	108	—	455
Impairment charges	—	10	15	—	25
Gain on sales of assets	—	(133)	(15)	—	(148)
Total costs and expenses	1	22,931	3,839	(2,293)	24,478
Operating income (loss)	(1)	(1,777)	399	—	(1,379)
Interest expense	(156)	(344)	(70)	349	(221)
Interest and investment income	91	18	373	(349)	133
Other income	—	—	4	—	4
Income (loss) before income taxes	(66)	(2,103)	706	—	(1,463)
Income tax (expense) benefit	—	78	(266)	—	(188)
Equity (deficit) in earnings in subsidiaries	(1,585)	145	—	1,440	—
Net income (loss)	(1,651)	(1,880)	440	1,440	(1,651)
Loss attributable to noncontrolling interests	—	—	—	128	128
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(1,651)	$(1,880)	$440	$1,568	$(1,523)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended November 1, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(628)	$(763)	$67	$696	$(628)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	28	2	—	30
Currency translation adjustments, net of tax	5	—	(16)	—	(11)
Sears Canada de-consolidation	54	10	(250)	—	(186)
Unrealized net gain, net of tax	—	—	8	(8)	—
Total other comprehensive income (loss)	59	38	(256)	(8)	(167)
Comprehensive income (loss)	(569)	(725)	(189)	688	(795)
Comprehensive loss attributable to noncontrolling interests	—	—	—	401	401
Comprehensive income (loss) attributable to Holdings’ shareholders	$(569)	$(725)	$(189)	$1,089	$(394)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 39 Weeks Ended November 1, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,651)	$(1,880)	$440	$1,440	$(1,651)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	85	10	—	95
Deferred loss on derivatives, net of tax	(2)	—	—	—	(2)
Currency translation adjustments, net of tax	5	—	(2)	—	3
Sears Canada de-consolidation	54	10	(250)	—	(186)
Unrealized net gain, net of tax	—	—	120	(120)	—
Total other comprehensive income	57	95	(122)	(120)	(90)
Comprehensive income (loss)	(1,594)	(1,785)	318	1,320	(1,741)
Comprehensive loss attributable to noncontrolling interests	—	—	—	438	438
Comprehensive income (loss) attributable to Holdings’ shareholders	$(1,594)	$(1,785)	$318	$1,758	$(1,303)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 39 Weeks Ended November 2, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(966)	$(1,048)	$780	$268	$(966)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	126	14	—	140
Deferred gain on derivatives, net of tax	2	—	—	—	2
Currency translation adjustments, net of tax	—	—	(27)	—	(27)
Unrealized net loss, net of tax	—	(1)	(16)	17	—
Total other comprehensive income (loss)	2	125	(29)	17	115
Comprehensive income (loss)	(964)	(923)	751	285	(851)
Comprehensive income attributable to noncontrolling interests	—	—	—	(36)	(36)
Comprehensive income (loss) attributable to Holdings’ shareholders	$(964)	$(923)	$751	$249	$(887)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended November 1, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$233	$(2,473)	$539	$(241)	$(1,942)
Proceeds from sales of property and investments	—	250	66	—	316
Purchases of property and equipment	—	(170)	(32)	—	(202)
Sears Canada de-consolidation	—	—	(207)	—	(207)
Proceeds from Sears Canada rights offering	169	—	—	—	169
Net investing with Affiliates	(402)	—	(573)	975	—
Net cash provided by (used in) investing activities	(233)	80	(746)	975	76
Proceeds from debt issuances	—	400	—	—	400
Repayments of long-term debt	—	(51)	(10)	—	(61)
Increase in short-term borrowings, primarily 90 days or less	—	364	—	—	364
Lands' End, Inc. pre-separation funding	—	515	—	—	515
Separation of Lands' End, Inc.	—	(31)	—	—	(31)
Debt issuance costs	—	(20)	—	—	(20)
Intercompany dividend	—	—	(241)	241	—
Net borrowing with Affiliates	—	975	—	(975)	—
Net cash provided by (used in) financing activities	—	2,152	(251)	(734)	1,167
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(241)	(461)	—	(702)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	537	491	—	1,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$296	$30	$—	$326

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended November 2, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(2,348)	$676	$—	$(1,672)
Proceeds from sales of property and investments	—	112	188	—	300
Net increase in investments and restricted cash	—	—	1	—	1
Purchases of property and equipment	—	(173)	(28)	—	(201)
Net investing with Affiliates	—	—	191	(191)	—
Net cash provided by (used in) investing activities	—	(61)	352	(191)	100
Proceeds from debt issuances	—	990	4	—	994
Repayments of long-term debt	—	(55)	(10)	—	(65)
Increase in short-term borrowings, primarily 90 days or less	—	657	—	—	657
Debt issuance costs	—	(14)	—	—	(14)
Intercompany dividend	416	22	(438)	—	—
Net borrowing with Affiliates	(416)	843	(618)	191	—
Net cash provided by (used in) financing activities	—	2,443	(1,062)	191	1,572
Effect of exchange rate changes on cash and cash equivalents	—	—	(10)	—	(10)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	34	(44)	—	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	320	289	—	609
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$354	$245	$—	$599

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS
Sears Canada Rights Offering
The Sears Canada rights offering closed on November 7, 2014 and was oversubscribed. Accordingly, the Company received total aggregate proceeds of $380 million for the rights offering by the closing date, which includes the $169 million of proceeds the Company had received by November 1, 2014 and the $103 million the Company had recorded as a receivable at November 1, 2014. Proceeds from the rights offering will provide additional liquidity to Holdings as it enters into the holiday period and will be used for general corporate purposes.
Upon closing of the rights offering on November 7, 2014, the Company was the beneficial holder of approximately 12 million, or 12%, of the common shares of Sears Canada.
Rights Offering of Units Consisting of Senior Unsecured Notes and Warrants
This rights offering for up to $625 million in aggregate principal amount of 8% senior unsecured notes due 2019 and warrants closed on November 19, 2014 and was oversubscribed. Accordingly, the Company received proceeds of $625 million by the closing date, which will be used for general corporate purposes.
The subscription rights were distributed to all stockholders of the Company as of October 30, 2014, the record date for this rights offering, and every stockholder had the right to participate on the same terms in accordance with its pro rata ownership of the Company's common stock, except that holders of the Company's restricted stock that is unvested as of the record date received cash awards in lieu of subscription rights.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 1, 2014.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of stores with 1,831 full-line and specialty retail stores across the United States, operating through Kmart and Sears. Further, we operate a number of websites under the Sears.com and Kmart.com banners which offer more than 132 million products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way connects all of the ways members shop - in store, at home, online and by phone.
Through the third quarter of 2014, we conducted our operations in three business segments: Kmart, Sears Domestic and Sears Canada. The nature of operations conducted within each of these segments is discussed within the "Business Segments" section of Part I, Item 1 of our Annual Report on Form 10-K for the year ended February 1, 2014.
Sears Canada Rights Offering
On October 2, 2014, the Company announced that its board of directors had approved a rights offering of up to 40 million shares of Sears Canada Inc. ("Sears Canada"). The subscription rights were distributed to all stockholders of Holdings, and every stockholder had the right to participate on the same terms in accordance with its pro rata ownership of the Company's common stock. In connection with the rights offering, each holder of Holdings' common stock received one subscription right for each share of common stock held at the close of business on October 16, 2014, the record date for the rights offering. Each subscription right entitled the holder thereof to purchase their pro rata portion of the Sears Canada common shares being sold by Holdings in the rights offering at a cash subscription price of Canadian $10.60 per whole Sears Canada share, which was the closing price of Sears Canada’s common shares on September 26, 2014, the last trading day before the Company requested Sears Canada's cooperation with the filing of a prospectus regarding the rights offering. The rights offering closed on November 7, 2014 and was oversubscribed. Accordingly, the Company received aggregate proceeds of $380 million by the closing date. Proceeds from the rights offering will provide additional liquidity to Holdings as it enters into the holiday period and will be used for general corporate purposes.
On October 16, 2014, ESL Partners, L.P. and Edward S. Lampert, our Chairman and Chief Executive Officer and Chairman and Chief Executive Officer of ESL Investments, Inc. and related entities (collectively "ESL") exercised a portion of its pro rata portion of the basic subscription rights to the offering. At that time, we sold a total of approximately 18 million common shares of Sears Canada to ESL, for which we received approximately $169 million of proceeds. After the sale of Sears Canada shares to ESL on October 16, 2014, the Company was the beneficial holder of approximately 34 million shares, or 34%, of the common shares of Sears Canada. As such, the Company no longer maintained control of Sears Canada resulting in the de-consolidation of Sears Canada.
At November 1, 2014, basic subscription rights for approximately 29 million common shares of Sears Canada had been exercised with the subscription price paid in full, and the Company had received approximately $169 million of proceeds and had a receivable of approximately $103 million. This includes a total of approximately 19 million common shares of Sears Canada sold to ESL pursuant to ESL exercising its pro rata portion of basic subscription rights.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

Rights Offering of Units Consisting of Senior Unsecured Notes and Warrants
On October 20, 2014, the Company announced that its board of directors had approved a rights offering allowing its stockholders to purchase up to $625 million in aggregate principal amount of 8% senior unsecured notes due 2019 and warrants to purchase shares of its common stock. This rights offering closed on November 19, 2014 and was oversubscribed. Accordingly, the Company received proceeds of $625 million by the closing date, which will be used for general corporate purposes.
Lands' End Separation
On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. The separation was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes. Prior to the separation, Lands' End, Inc. ("Lands' End") entered into an asset-based senior secured revolving credit facility, which provides for maximum borrowings of approximately $175 million with a letter of credit sub-limit, and a senior secured term loan facility of approximately $515 million. The proceeds of the term loan facility were used to fund a $500 million dividend to Holdings and pay fees and expenses associated with the foregoing facilities. We accounted for this spin-off in accordance with accounting standards applicable to spin-off transactions. Accordingly, we classified the carrying value of net assets contributed to Lands' End as a reduction of capital in excess of par value in the Condensed Consolidated Statement of Equity for the period ended November 1, 2014.
Additionally, as a result of Mr. Lampert's role as our Chairman and Chief Executive Officer, and Chairman and Chief Executive Officer of ESL, and the continuing arrangements between Holdings and Lands' End (as further described in Note 13 of the Notes to Condensed Consolidated Financial Statements), Holdings has determined that it has significant influence over Lands' End. Accordingly, the operating results for Lands' End through the date of the spin-off are presented within the consolidated continuing operations of Holdings and the Sears Domestic segment in the accompanying Condensed Consolidated Financial Statements.
In connection with the separation, Holdings and certain of its subsidiaries entered into various agreements with Lands' End under the terms described in Note 13 of the Notes to Condensed Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
REVENUES
Merchandise sales and services	$7,207	$8,272	$23,099	$25,595
COSTS AND EXPENSES
Cost of sales, buying and occupancy	5,606	6,341	17,928	19,322
Gross margin dollars	1,601	1,931	5,171	6,273
Gross margin rate	22.2%	23.3%	22.4%	24.5%
Selling and administrative	2,011	2,262	6,218	6,771
Selling and administrative expense as a percentage of total revenues	27.9%	27.3%	26.9%	26.5%
Depreciation and amortization	148	181	455	559
Impairment charges	—	6	25	14
Gain on sales of assets	(68)	(21)	(148)	(276)
Total costs and expenses	7,697	8,769	24,478	26,390
Operating loss	(490)	(497)	(1,379)	(795)
Interest expense	(78)	(61)	(221)	(181)
Interest and investment income	97	8	133	29
Other income	2	1	4	—
Loss before income taxes	(469)	(549)	(1,463)	(947)
Income tax (expense) benefit	(159)	2	(188)	(19)
Net loss	(628)	(547)	(1,651)	(966)
(Income) loss attributable to noncontrolling interests	80	13	128	(41)
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(548)	$(534)	$(1,523)	$(1,007)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(5.15)	$(5.03)	$(14.33)	$(9.49)
Diluted loss per share	$(5.15)	$(5.03)	$(14.33)	$(9.49)
Basic weighted average common shares outstanding	106.4	106.1	106.3	106.1
Diluted weighted average common shares outstanding	106.4	106.1	106.3	106.1

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Domestic comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a benefit to domestic comparable store sales of approximately 80 basis points and 150 basis points, respectively, for the 13- and 39- week periods ended November 1, 2014, and approximately 50 basis points and 70 basis points, respectively, for the 13- and 39- week periods ended November 2, 2013. In addition, domestic comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a benefit of approximately 80 basis points and 10 basis points for the 13- and 39- week period ended November 1, 2014, respectively, and a negative impact of approximately 60 basis points and a benefit of approximately 10 basis points for the 13- week and 39- week periods ended November 2, 2013, respectively.
Net Loss Attributable to Holdings' Shareholders, Adjusted EBITDA and Adjusted Loss per Share
We recorded a net loss attributable to Holdings' shareholders for the third quarter of $548 million, or $5.15 loss per diluted share, and $534 million, or $5.03 loss per diluted share, for 2014 and 2013, respectively. We recorded a net loss attributable to Holdings' shareholders of $1.5 billion, or $14.33 loss per diluted share, and $1.0 billion, or $9.49 loss per diluted share, for the first nine months of 2014 and 2013, respectively.
In addition to our net loss determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") measurement, as well as Adjusted Earnings per Share ("Adjusted EPS").
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
While Adjusted EBITDA and Domestic Adjusted EBITDA are non-GAAP measurements, management believes that they are an important indicator of operating performance because:

•	EBITDA excludes the effects of financings and investing activities by eliminating the effects of interest and depreciation costs;

•	Management considers gains/(losses) on the sale of assets to result from investing decisions rather than ongoing operations; and

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results. Adjustments to EBITDA include impairment charges related to fixed assets and intangible assets, closed store and severance charges, domestic pension expense, transaction costs associated with strategic initiatives and other expenses, the Lands' End separation and the Sears Canada de-consolidation. We have adjusted our results for these items to make our statements more comparable and therefore more useful to investors as the items are not representative of our ongoing operations and reflect past investment decisions.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

Adjusted EBITDA was determined as follows:

	13 Weeks Ended		39 Weeks Ended
millions	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net loss attributable to Holdings per statement of operations	$(548)	$(534)	$(1,523)	$(1,007)
Income (loss) attributable to noncontrolling interests	(80)	(13)	(128)	41
Income tax expense (benefit)	159	(2)	188	19
Interest expense	78	61	221	181
Interest and investment income	(97)	(8)	(133)	(29)
Other income	(2)	(1)	(4)	—
Operating loss	(490)	(497)	(1,379)	(795)
Depreciation and amortization	148	181	455	559
Gain on sales of assets	(68)	(21)	(148)	(276)
Before excluded items	(410)	(337)	(1,072)	(512)

Closed store reserve and severance	70	4	138	27
Domestic pension expense	22	41	67	122
Other expenses (1)	9	—	9	—
Impairment charges	—	6	25	14
Adjusted EBITDA	(309)	(286)	(833)	(349)

Lands' End separation	—	(29)	(10)	(70)
Adjusted EBITDA as defined(2)	$(309)	$(315)	$(843)	$(419)

Sears Canada segment	13	5	71	21
Domestic Adjusted EBITDA as defined(2)	$(296)	$(310)	$(772)	$(398)
(1) Consists of transaction costs associated with strategic initiatives and other expenses.
(2) Adjusted to reflect the results of the Lands' End business which were included in our results of operations prior to the separation.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	November 1, 2014				November 2, 2013
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating loss per statement of operations	$(149)	$(310)	$(31)	$(490)	$(171)	$(279)	$(47)	$(497)
Depreciation and amortization	25	110	13	148	31	128	22	181
Gain on sales of assets	(24)	(44)	—	(68)	(19)	(2)	—	(21)
Before excluded items	(148)	(244)	(18)	(410)	(159)	(153)	(25)	(337)

Closed store reserve and severance	48	20	2	70	17	(32)	19	4
Domestic pension expense	—	22	—	22	—	41	—	41
Other expenses (1)	3	3	3	9	—	—	—	—
Impairment charges	—	—	—	—	3	2	1	6
Adjusted EBITDA	(97)	(199)	(13)	(309)	(139)	(142)	(5)	(286)

Lands' End separation	—	—	—	—	—	(29)	—	(29)
Adjusted EBITDA as defined(2)	$(97)	$(199)	$(13)	$(309)	$(139)	$(171)	$(5)	$(315)
% to revenues(3)	(3.6)%	(5.1)%	(2.1)%	(4.3)%	(4.8)%	(4.2)%	(0.5)%	(4.0)%

	39 Weeks Ended
	November 1, 2014				November 2, 2013
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating income (loss) per statement of operations	$(389)	$(824)	$(166)	$(1,379)	$(255)	$(606)	$66	$(795)
Depreciation and amortization	72	334	49	455	97	390	72	559
(Gain) loss on sales of assets	(76)	(73)	1	(148)	(47)	(48)	(181)	(276)
Before excluded items	(393)	(563)	(116)	(1,072)	(205)	(264)	(43)	(512)

Closed store reserve and severance	84	27	27	138	33	(27)	21	27
Domestic pension expense	—	67	—	67	—	122	—	122
Other expenses (1)	3	3	3	9	—	—	—	—
Impairment charges	2	8	15	25	3	10	1	14
Adjusted EBITDA	(304)	(458)	(71)	(833)	(169)	(159)	(21)	(349)

Lands' End separation	—	(10)	—	(10)	—	(70)	—	(70)
Adjusted EBITDA as defined(2)	$(304)	$(468)	$(71)	$(843)	$(169)	$(229)	$(21)	$(419)
% to revenues(3)	(3.6)%	(3.8)%	(3.4)%	(3.7)%	(1.8)%	(1.8)%	(0.8)%	(1.7)%
(1) Consists of transaction costs associated with strategic initiatives and other expenses.
(2) Adjusted for the results of the Lands' End business which were included in our results of operations prior to the separation.
(3) Excludes revenues of the Lands' End business which were included in our results of operations prior to the separation.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

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

	13 Weeks Ended		39 Weeks Ended
millions	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Components of net periodic expense:
Interest cost	$55	$55	$166	$164
Expected return on plan assets	(62)	(56)	(185)	(168)
Amortization of experience losses	29	42	86	126
Net periodic expense	$22	$41	$67	$122
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
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

•	Lands' End separation – The results of the Lands' End business that were included in our results of operations prior to the separation.
The following tables set forth results of operations on a GAAP and "As Adjusted" basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the third quarter and first nine months of 2014 and 2013.

	13 Weeks Ended November 1, 2014
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Domestic Closed Store Reserve and Severance	Domestic Gain on Sales of Assets	Other Expenses	Gain on Sears Canada Disposition	Domestic Tax Matters	Sears Canada Segment	As Adjusted(1)
Gross margin impact	$1,601	$—	$41	$—	$—	$—	$—	$(154)	$1,488
Selling and administrative impact	2,011	(22)	(27)	—	(6)	—	—	(172)	1,784
Depreciation and amortization impact	148	—	(6)	—	—	—	—	(13)	129
Gain on sales of assets impact	(68)	—	—	42	—	—	—	—	(26)
Operating loss impact	(490)	22	74	(42)	6	—	—	31	(399)
Interest expense impact	(78)	—	—	—	—	—	—	1	(77)
Interest and investment income impact	97	—	—	—	—	(70)	—	(12)	15
Other income impact	2	—	—	—	—	—	—	(2)	—
Income tax expense impact	(159)	(8)	(28)	16	(2)	26	180	148	173
Loss attributable to noncontrolling interest impact	80	—	—	—	—	—	—	(80)	—
After tax and noncontrolling interest impact	(548)	14	46	(26)	4	(44)	180	86	(288)
Diluted loss per share impact	$(5.15)	$0.13	$0.43	$(0.25)	$0.04	$(0.41)	$1.69	$0.81	$(2.71)
(1) Adjusted for the results of the Sears Canada business which were included in our results prior to the disposition.

	13 Weeks Ended November 2, 2013
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Domestic Closed Store Reserve, Store Impairments and Severance	Domestic Tax Matters	Sears Canada Segment	Lands' End Separation	As Adjusted(2)
Gross margin impact	$1,931	$—	$13	$—	$(249)	$(150)	$1,545
Selling and administrative impact	2,262	(41)	28	—	(273)	(121)	1,855
Depreciation and amortization impact	181	—	(3)	—	(22)	(5)	151
Impairment charges impact	6	—	(5)	—	(1)	—	—
Operating loss impact	(497)	41	(7)	—	47	(24)	(440)
Interest expense impact	(61)	—	—	—	(4)	—	(65)
Interest and investment income impact	8	—	—	—	(6)	—	2
Income tax benefit impact	2	(15)	3	200	(11)	9	188
Loss attributable to noncontrolling interest impact	13	—	—	—	(13)	—	—
After tax and noncontrolling interest impact	(534)	26	(4)	200	13	(15)	(314)
Diluted loss per share impact	$(5.03)	$0.25	$(0.04)	$1.88	$0.12	$(0.14)	$(2.96)
(2) Adjusted for the results of the Lands' End and Sears Canada businesses which were included in our results prior to the separation/disposition.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

	39 Weeks Ended November 1, 2014
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Domestic Closed Store Reserve, Store Impairments and Severance	Domestic Gain on Sales of Assets	Other Expenses	Gain on Sears Canada Disposition	Domestic Tax Matters	Sears Canada Segment	Lands' End Separation	As Adjusted(1)
Gross margin impact	$5,171	$—	$58	$—	$—	$—	$—	$(502)	$(87)	$4,640
Selling and administrative impact	6,218	(67)	(53)	—	(6)	—	—	(603)	(77)	5,412
Depreciation and amortization impact	455	—	(7)	—	—	—	—	(49)	(3)	396
Impairment charges impact	25	—	(10)	—	—	—	—	(15)	—	—
Gain on sales of assets impact	(148)	—	—	65	—	—	—	(1)	—	(84)
Operating loss impact	(1,379)	67	128	(65)	6	—	—	166	(7)	(1,084)
Interest expense impact	(221)	—	—	—	—	—	—	5	—	(216)
Interest and investment income impact	133	—	—	—	—	(70)	—	(38)	—	25
Other income impact	4	—	—	—	—	—	—	(4)	—	—
Income tax expense impact	(188)	(25)	(48)	25	(2)	26	554	136	3	481
Loss attributable to noncontrolling interest impact	128	—	—	—	—	—	—	(128)	—	—
After tax and noncontrolling interest impact	(1,523)	42	80	(40)	4	(44)	554	137	(4)	(794)
Diluted loss per share impact	$(14.33)	$0.40	$0.75	$(0.38)	$0.04	$(0.41)	$5.21	$1.29	$(0.04)	$(7.47)

	39 Weeks Ended November 2, 2013
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Domestic Closed Store Reserve, Store Impairments and Severance	Domestic Gain on Sales of Assets	Domestic Tax Matters	Sears Canada Segment	Lands' End Separation	As Adjusted(1)
Gross margin impact	$6,273	$—	$28	$—	$—	$(724)	$(408)	$5,169
Selling and administrative impact	6,771	(122)	22	—	—	(766)	(338)	5,567
Depreciation and amortization impact	559	—	(5)	—	—	(72)	(16)	466
Impairment charges impact	14	—	(13)	—	—	(1)	—	—
Gain on sales of assets impact	(276)	—	—	55	—	181	—	(40)
Operating loss impact	(795)	122	24	(55)	—	(66)	(54)	(824)
Interest expense impact	(181)	—	—	—	—	(2)	—	(183)
Interest and investment income impact	29	—	—	—	—	(17)	—	12
Other income impact	—	—	—	—	—	1	—	1
Income tax expense impact	(19)	(45)	(10)	21	406	(1)	21	373
Income attributable to noncontrolling interest impact	(41)	—	—	—	—	41	—	—
After tax and noncontrolling interest impact	(1,007)	77	14	(34)	406	(44)	(33)	(621)
Diluted loss per share impact	$(9.49)	$0.73	$0.13	$(0.32)	$3.82	$(0.41)	$(0.31)	$(5.85)
(1) Adjusted for the results of the Lands' End and Sears Canada businesses which were included in our results prior to the separation/disposition.
.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

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

•
Domestic gains on sales of assets - We have recorded significant gains on sales of assets, as well as gains on sales of joint venture interests, which were primarily attributable to several real estate transactions. Management considers these gains on sale of assets to result from investing decisions rather than ongoing operations.

•
Domestic Tax Matters - In 2011, and again in 2013, we recorded a non-cash charge to establish a valuation allowance against substantially all of our domestic deferred tax assets. Accounting rules generally require that a valuation reserve be established when income has not been generated over a three-year cumulative period to support the deferred tax asset. While an accounting loss was recorded, we believe no economic loss has occurred as these net operating losses and tax benefits remain available to reduce future taxes as income is generated in subsequent periods. As this valuation allowance has a significant impact on the effective tax rate, we have adjusted our results to reflect a standard effective tax rate for the Company beginning in fiscal 2011 when the valuation allowance was first established.

•
Sears Canada Segment - The results of the Sears Canada business that were included in our results of operations prior to the disposition. This adjustment also includes the valuation allowance that was recorded in the third quarter prior to the de-consolidation of Sears Canada.

13-week period ended November 1, 2014 compared to the 13-week period ended November 2, 2013
Revenues and Comparable Store Sales
Revenues decreased $1.1 billion to $7.2 billion for the quarter ended November 1, 2014, as compared to revenues of $8.3 billion for the quarter ended November 2, 2013. The revenue decrease included the separation of the Lands' End business, which was completed in the first quarter of 2014 and accounted for $384 million of the decline. The revenue decrease also included the effect of having fewer Kmart and Sears Full-line stores in operation, which accounted for $340 million of the decline, as well as a decrease of $326 million at Sears Canada. Finally, revenues for the quarter also declined as a result of lower domestic comparable store sales, which accounted for $5 million of the decline.
Sears Canada's revenue decline of $326 million was driven by the de-consolidation of Sears Canada which occurred on October 16, 2014 and accounted for approximately $161 million of the revenue decline. Revenues also declined due to a 9.5% decline in comparable store sales, which accounted for $68 million of the decline, as well as the effect of having fewer stores in operation, which accounted for $38 million of the decline. Revenues also included a decrease of $29 million due to foreign currency exchange rates.
For the quarter, domestic comparable store sales declined 0.1%, comprised of an increase of 0.5% at Kmart and a decrease of 0.7% at Sears Domestic. The increase at Kmart primarily reflects improvements in most categories, most notably apparel, outdoor living and toys, partially offset by declines in the grocery & household and consumer electronics categories. The decrease at Sears Domestic is primarily attributable to decreases in consumer electronics, apparel and Sears Auto Centers, partially offset by increases in home appliances and mattresses. Excluding the impact of consumer electronics on both formats and grocery & household on the Kmart format, domestic comparable store sales would have increased 1.8%.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

Gross Margin
Gross margin decreased $330 million to $1.6 billion in the third quarter of 2014 due to the above noted decline in sales, as well as a decline in gross margin rate. Gross margin for the quarter included charges of $41 million and $13 million in 2014 and 2013, respectively, related to store closures. Gross margin also included gross margin of $154 million and $249 million in 2014 and 2013, respectively, from the Sears Canada segment, while the third quarter of 2013 included gross margin of $150 million from the Lands' End business.
As compared to the prior year, Kmart's gross margin rate for the third quarter increased 50 basis points primarily driven by an increase in the apparel category due to lower promotional activity. Sears Domestic's gross margin rate declined 190 basis points for the quarter with decreases experienced in a majority of categories, most notably consumer electronics, home appliances (partially due to free delivery), tools and home. Sears Canada's gross margin rate declined 140 basis points for the third quarter.
Selling and Administrative Expenses
Consolidated selling and administrative expenses decreased $251 million in the third quarter of 2014 compared to the prior year quarter. Domestic selling and administrative expenses decreased $150 million in the third quarter of 2014 and included significant items such as expenses related to our domestic pension plan, store closings and severance of $49 million and $13 million for 2014 and 2013, respectively, as well as expense of $6 million in 2014 for transaction costs associated with strategic initiatives and other expenses. In addition, the third quarter of 2013 included expenses of $121 million from the Lands' End business. Excluding these items, domestic selling and administrative expenses declined $71 million primarily due to a decrease in advertising expenses.
Our selling and administrative expenses as a percentage of total revenues ("selling and administrative expense rate") was 27.9% for the third quarter of 2014, compared to 27.3% in the prior year, as the decrease in overall selling and administrative expenses were more than offset by the above noted decline in revenues.
Gain on Sales of Assets
We recorded total gains on sales of assets for the third quarter of $68 million in 2014 and $21 million in 2013. The gains recorded during the third quarter of 2014 included a gain of $42 million related to the sale of two Sears Full-Line stores for which we received $64 million cash proceeds.
Operating Loss
The Company reported an operating loss of $490 million and $497 million in the third quarter of 2014 and 2013, respectively. Operating loss for the third quarter of 2014 included expenses related to our domestic pension plan, store closings, severance and transaction costs and other expenses, as well as gains on the sales of assets and an operating loss from Sears Canada, which aggregated to operating expense of $91 million. Operating loss for the third quarter of 2013 included expenses related to our domestic pension plan, store closings, store impairments and severance, as well as operating income from the Lands' End business, an operating loss from Sears Canada and gains on the sales of assets, which aggregated to operating expense of $57 million. Excluding these items, we would have reported an operating loss of $399 million and $440 million in the third quarter of 2014 and 2013, respectively. The decrease in operating loss in 2014 was primarily driven by a decline in selling and administrative expenses that were partially offset by the above noted declines in sales and gross margin.
Interest and Investment Income
The Company reported interest and investment income of $97 million and $8 million in the third quarter of 2014 and 2013, respectively. The third quarter of 2014, included a gain of $70 million on the de-consolidation of Sears Canada as a result of the rights offering, as well as a $12 million gain related to the sale the sale of joint venture interests, for which Sears Canada received $35 million ($38 million Canadian) in cash proceeds.
Income Taxes
Our effective tax rate for the third quarter of 2014 was an expense rate of 33.9%, compared to a benefit of 0.4% in the prior year quarter. The application of the requirements for accounting for income taxes in interim periods, after

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. The tax rate in 2014 and 2013 reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions in which it is not more likely than not that such benefits would be realized. The third quarter of 2014 was negatively impacted by a valuation allowance established on Sears Canada’s deferred tax assets in the third quarter, prior to de-consolidation, and increased foreign taxes in Puerto Rico resulting from a new tax law change, which became effective during the second quarter of 2014. These items were partially offset by state audit settlements.
39-week period ended November 1, 2014 compared to the 39-week period ended November 2, 2013
Revenues and Comparable Store Sales
For the first nine months of 2014, revenues decreased $2.5 billion to $23.1 billion, as compared to revenues of $25.6 billion for the first nine months of 2013. The revenue decrease included a decrease of $811 million due to the separation of the Lands' End business, which was completed on April 4, 2014. In addition, the revenue decrease included a decrease of $784 million due to the effect of having fewer Kmart and Sears Full-line stores in operation, as well as a $611 million decline at Sears Canada. Revenues for the first nine months of 2014 also declined as a result of lower domestic comparable store sales, which accounted for $108 million of the decline. Finally, we also experienced a revenue decline in our Home Services business during the first nine months of 2014, as well as a decline in delivery revenues, which when combined, accounted for $131 million of the decline.
Sears Canada's revenue decline of $611 million was driven by the de-consolidation of Sears Canada, which occurred on October 16, 2014 and accounted for $161 million of the revenue decline. Revenues also declined due to an 8.0% decline in comparable store sales, which accounted for an additional $161 million of the decline, as well as the effect of having fewer stores in operation, which accounted for $97 million of the decline. Sears Canada also experienced declines in the Home Services business which accounted for $27 million of the decline. Revenues also included a decrease of $125 million due to foreign currency exchange rates.
Domestic comparable store sales declined 0.6%, comprised of decreases of 1.2% at Kmart and 0.1% at Sears Domestic. The decline at Kmart was driven by declines in the grocery & household and consumer electronics categories, partially offset by an increase in the apparel category. Excluding the grocery & household and consumer electronics categories, Kmart's comparable store sales would have increased 0.4%. The decline at Sears Domestic primarily reflects decreases in the consumer electronics and lawn & garden categories, as well as a decline in Sears Auto Centers, partially offset by increases in the home appliance and mattress categories. Excluding the impact of consumer electronics on both formats and grocery & household on the Kmart format, domestic comparable store sales would have increased 0.8%.
Gross Margin
For the first nine months of the year, our gross margin decreased $1.1 billion to $5.2 billion in 2014 due to the above noted decline in sales, as well as a decline in gross margin rate. Gross margin for the first nine months included charges of $58 million and $28 million in 2014 and 2013, respectively, related to store closures. Gross margin for the first nine months of 2014 also included gross margin of $87 million from the Lands' End business prior to the separation as compared to $408 million in the first nine months of 2013, as well as gross margin of $502 million and $724 million from the Sears Canada segment in the first nine months of 2014 and 2013, respectively.
The gross margin rate for both Kmart and Sears Domestic continued to be impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. As compared to the prior year, Kmart's gross margin rate for the first nine months of 2014 declined 140 basis points, with decreases experienced in a majority of categories, particularly home, grocery & household and consumer electronics. Sears Domestic's gross margin rate declined 240 basis points for the first nine months of the year with decreases experienced in the apparel, home appliances (partially due to free delivery), consumer electronics and tools categories. Sears Canada's gross margin rate declined 280 basis points for the first nine months of 2014.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

Selling and Administrative Expenses
Selling and administrative expenses decreased $553 million in the first nine months of 2014 compared to the first nine months of 2013. Domestic selling and administrative expenses decreased $390 million in the first nine months of 2014 and included significant items such as expenses related to our domestic pension plan, store closings and severance of $120 million and $100 million for 2014 and 2013, respectively, as well as expense of $6 million in 2014 for transaction costs associated with strategic initiatives and other expenses. In addition, the first nine months of 2014 included expenses of $77 million from the Lands' End business prior to the separation as compared to $338 million in the first nine months of 2013. Excluding these items, domestic selling and administrative expenses declined $155 million primarily due to a decrease in payroll and advertising expenses.
Our selling and administrative rate was 26.9% for the first nine months of 2014, compared to 26.5% in the prior year, as the decreases in overall selling and administrative expenses were more than offset by the above noted decline in revenues.
Gain on Sales of Assets
We recorded total gains on sales of assets of $148 million and $276 million for the first nine months of 2014 and 2013, respectively. The gains recorded during the first nine months of 2014 included a gain of $42 million recognized on the sale of two Sears Full-line stores for which we received $64 million of cash proceeds, a gain of $13 million recognized on the sale of a distribution facility in our Sears Domestic segment for which we received $16 million of cash proceeds and a gain of $10 million recognized on the sale of a Kmart store for which we received $10 million of cash proceeds. The gains recorded during the first nine months of 2013 included a gain of $180 million recognized on the amendment and early termination of the leases on two properties operated by Sears Canada for which Sears Canada received $184 million ($191 million Canadian) in cash proceeds. Gain on sales of assets recorded for the first nine months of 2013 also included a gain of $55 million related to the sale of a store previously operated under The Great Indoors format, two Sears Full-line stores and one Kmart store for which the Company received $86 million in cash proceeds.
Operating Loss
We reported an operating loss of $1.4 billion and $795 million for the first nine months of 2014 and 2013, respectively. Operating loss for the first nine months of 2014 included expenses related to our domestic pension plan, store closings, store impairments, severance and transactions costs and other expenses, as well as gains on the sales of assets, operating loss from Sears Canada and operating income from the Lands' End business, which aggregated to expense of $295 million. Operating loss for the first nine months of 2013 included expenses related to our domestic pension plan, store closings, store impairments and severance, as well as operating income from Sears Canada, operating income from the Lands' End business and gains on the sales of assets, which aggregated to operating income of $29 million. Excluding these items, we would have reported an operating loss of $1.1 billion and $824 million in the first nine months of 2014 and 2013, respectively. The increase in operating loss in 2014 was primarily driven by the above noted declines in sales and gross margin, partially offset by a decline in selling and administrative expenses.
Interest and Investment Income
The Company reported interest and investment income of $133 million and $29 million in the first nine months of 2014 and 2013, respectively. During 2014, investment income included a gain of $70 million on the de-consolidation of Sears Canada as a result of the rights offering, as well as a gains of $35 million related to the sale of joint venture interests for which Sears Canada received $65 million ($71 million Canadian) in cash proceeds.
Income Taxes
Our effective tax rate for the first nine months of 2014 was an expense rate of 12.9%, compared to an expense rate of 2.0% for the first nine months of 2013. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income/loss. Our tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

that such benefits would be realized. In addition, the first nine months of 2014 were negatively impacted by a valuation allowance established on Sears’s Canada’s deferred tax assets in the third quarter, prior to de-consolidation, and increased foreign taxes in Puerto Rico resulting from a new tax law change, which became effective during the second quarter of 2014. These items were partially offset by state audit settlements.
SEGMENT OPERATIONS
The following discussion of our business segment results is organized into three reportable segments: Kmart, Sears Domestic and Sears Canada.
Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Merchandise sales and services	$2,707	$2,916	$8,527	$9,187

Cost of sales, buying and occupancy	2,147	2,327	6,790	7,184
Gross margin dollars	560	589	1,737	2,003
Gross margin rate	20.7%	20.2%	20.4%	21.8%

Selling and administrative	708	745	2,128	2,205
Selling and administrative expense as a percentage of total revenues	26.2%	25.5%	25.0%	24.0%
Depreciation and amortization	25	31	72	97
Impairment charges	—	3	2	3
Gain on sales of assets	(24)	(19)	(76)	(47)
Total costs and expenses	2,856	3,087	8,916	9,442
Operating loss	$(149)	$(171)	$(389)	$(255)
Adjusted EBITDA	$(97)	$(139)	$(304)	$(169)
Number of stores			1,050	1,183
13-week period ended November 1, 2014 compared to the 13-week period ended November 2, 2013
Revenues and Comparable Store Sales
For the quarter, Kmart’s revenues decreased by $209 million to $2.7 billion in 2014 primarily due to the effect of having fewer stores in operation, which accounted for $229 million of the decline, and was partially offset by an increase in revenues resulting from an increase in comparable store sales of 0.5%.
The increase in comparable store sales primarily reflects improvements in most categories, most notably apparel, outdoor living and toys, partially offset by declines in the grocery & household and consumer electronics categories. Excluding the grocery & household and consumer electronics categories, comparable store sales would have increased 2.8%.
Gross Margin
For the quarter, Kmart generated $560 million in gross margin in 2014 compared to $589 million in 2013. The decrease in Kmart’s gross margin was due to the decrease in sales partially offset by an increase in gross margin rate. Gross margin for the third quarter of 2014 and 2013 included charges of $31 million and $12 million, respectively, related to store closures.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

Kmart’s gross margin rate for the quarter increased 50 basis points to 20.7% in 2014 from 20.2% in 2013. The gross margin rate increased primarily driven by an increase in the apparel category due to lower promotional activity.
Selling and Administrative Expenses
For the quarter, Kmart’s selling and administrative expenses decreased $37 million as compared to the third quarter in 2013. The decrease primarily reflects decreases in payroll and advertising expenses. Selling and administrative expenses for the third quarter of 2014 and 2013 were impacted by expenses of $17 million and $5 million, respectively, related to store closings and severance, while the third quarter of 2014 was also impacted by other expense of $3 million.
Kmart’s selling and administrative expense rate for the quarter was 26.2% in 2014 and 25.5% in 2013 and increased primarily as a result of the significant items noted above.
Operating Loss
For the quarter, Kmart recorded an operating loss of $149 million and $171 million in 2014 and 2013, respectively. Operating loss for the third quarter of 2014 included expenses related to store closings, severance and other expenses, which aggregated to an operating expense of $53 million. Operating loss for the third quarter of 2013 included expenses related to store closings, store impairments and severance of $23 million. Excluding these items, Kmart would have reported an operating loss of $96 million and $148 million in the third quarter of 2014 and 2013, respectively. The decrease in Kmart’s operating loss was primarily the result of the improvement in gross margin rate, as well as the decrease in selling and administrative expenses, partially offset by the above noted decline in sales.
39-week period ended November 1, 2014 compared to the 39-week period ended November 2, 2013
Revenues and Comparable Store Sales
For the first nine months of 2014, Kmart’s revenues decreased by $660 million to $8.5 billion in 2014, primarily due to the effect of having fewer stores in operation, which accounted for $570 million of the decline. Revenues were also impacted by a decrease in comparable store sales of 1.2%, which accounted for $100 million of the decline.
The decline in comparable store sales was driven by declines in the grocery & household and consumer electronics categories, partially offset by an increase in the apparel category. Excluding the grocery & household and consumer electronics categories, Kmart's comparable store sales would have increased 0.4%.
Gross Margin
For the first nine months of 2014, Kmart generated $1.7 billion in gross margin compared to $2.0 billion in the first nine months of 2013. The decrease in Kmart’s gross margin was due to both the decrease in sales as well as a decrease in gross margin rate. Gross margin for the first nine months of 2014 and 2013 included charges of $46 million and $21 million, respectively, related to store closures.
Kmart’s gross margin rate for the first nine months of the year declined 140 basis points to 20.4% in 2014 from 21.8% in 2013, and was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points. The gross margin rate declined due to decreases experienced in a majority of categories, particularly home, grocery & household and consumer electronics.
Selling and Administrative Expenses
For the first nine months of 2014, Kmart’s selling and administrative expenses decreased $77 million as compared to the first nine months of 2013. The decrease primarily reflects a decrease in payroll expense. Selling and administrative expenses for the first nine months of 2014 and 2013 were impacted by expenses of $38 million and $12 million, respectively, related to store closings and severance, while 2014 also included other expense of $3 million.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

Kmart’s selling and administrative expense rate for the first nine months was 25.0% in 2014 and 24.0% in 2013 and increased as a result of the significant items noted above, as well as lower expense leverage due to the sales decline noted above.
Gain on Sales of Assets
Kmart recorded total gains on sales of assets for the first nine months of $76 million in 2014 and $47 million in 2013. The gains recorded during the first nine months of 2014 included a gain of $10 million related to the sale of one Kmart store for which we received $10 million cash proceeds. The gains recorded during the first nine months of 2013 included a gain of $12 million related to the sale of one Kmart store for which the Company received $12 million in cash proceeds.
Operating Loss
For the first nine months of the year, Kmart recorded an operating loss of $389 million and $255 million in 2014 and 2013, respectively. Operating loss for the first nine months of 2014 included expenses related to store closings, store impairments, severance and other expense, as well as gains on sales of assets which aggregated to an operating expense of $82 million. Operating loss for the first nine months of 2013 included expenses related to store closings, store impairments and severance, as well as gains on sales of assets which aggregated to an operating expense of $28 million. Excluding these items, Kmart would have reported an operating loss of $307 million and $227 million in the first nine months of 2014 and 2013, respectively. The increase in Kmart’s operating loss was primarily the result of the above noted declines in sales and gross margin, partially offset by the decline in selling and administrative expenses.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Merchandise sales and services	$3,889	$4,419	$12,484	$13,709

Cost of sales, buying and occupancy	3,002	3,326	9,552	10,163
Gross margin dollars	887	1,093	2,932	3,546
Gross margin rate	22.8%	24.7%	23.5%	25.9%

Selling and administrative	1,131	1,244	3,487	3,800
Selling and administrative expense as a percentage of total revenues	29.1%	28.2%	27.9%	27.7%
Depreciation and amortization	110	128	334	390
Impairment charges	—	2	8	10
Gain on sales of assets	(44)	(2)	(73)	(48)
Total costs and expenses	4,199	4,698	13,308	14,315
Operating loss	$(310)	$(279)	$(824)	$(606)
Adjusted EBITDA	$(199)	$(142)	$(458)	$(159)
Lands' End separation	—	(29)	(10)	(70)
Adjusted EBITDA(1)	$(199)	$(171)	$(468)	$(229)
Number of:
Full-line stores			751	785
Specialty stores			30	50
Total Domestic Sears Stores			781	835
(1) Adjusted to reflect the results of the Lands' End business that were included in our results of operations prior to the separation.
13-week period ended November 1, 2014 compared to the 13-week period ended November 2, 2013
Revenues and Comparable Store Sales
For the quarter, Sears Domestic's revenues decreased by $530 million to $3.9 billion. The decline in revenue was driven by the separation of the Lands' End business, which was completed on April 4, 2014 and accounted for $384 million of the decline, as well as the effect of having fewer Full-line stores in operation, which accounted for $111 million of the decline. Revenues were also impacted by a decrease in comparable store sales of 0.7%, which accounted for $18 million of the decline.
The decrease in comparable store sales for the quarter primarily reflects decreases in consumer electronics, apparel and Sears Auto Centers, partially offset by increases in home appliances and mattresses. Excluding the impact of consumer electronics, comparable store sales would have increased 1.0%.
Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $887 million and $1.1 billion in 2014 and 2013, respectively. Gross margin for the third quarter of 2014 and 2013, respectively, included charges of $10 million and $1 million related to store closures. The third quarter of 2013 also included gross margin of $150 million from the Lands' End business.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

Sears Domestic's gross margin rate for the quarter decreased 190 basis points to 22.8% in 2014 from 24.7% in 2013, and was impacted by the absence of the higher margin Lands' End transactions. Excluding the impact of Lands' End, the gross margin rate would have declined 60 basis points, primarily due to decreases experienced in a majority of categories, most notably consumer electronics, home appliances (partially due to free delivery), tools and home.
Selling and Administrative Expenses
For the quarter, Sears Domestic's selling and administrative expenses decreased $113 million in 2014 as compared to 2013. Selling and administrative expenses for the third quarter of 2014 and 2013, respectively, were impacted by expenses related to our domestic pension plan, store closings and severance of $32 million and $8 million, while the third quarter of 2014 also included expenses of $3 million for transactions costs incurred in connection with strategic initiatives. The third quarter of 2013 also included selling and administrative expense related to the Lands' End business of $121 million. Excluding these items, selling and administrative expenses decreased $19 million primarily due to decreases in payroll and advertising expenses.
Sears Domestic’s selling and administrative expense rate for the quarter was 29.1% in 2014 and 28.2% in 2013 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the third quarter of $44 million and $2 million in 2014 and 2013, respectively. The gains recorded in the third quarter of 2014 included a gain of $42 million related to the sale of two Sears Full-Line stores for which we received $64 million in cash proceeds.
Operating Loss
For the quarter, Sears Domestic reported an operating loss of $310 million and $279 million in 2014 and 2013, respectively. Sears Domestic's operating loss for the third quarter of 2014 included expenses related to our domestic pension plan, store closings, severance and transaction costs, as well as gains on the sales of assets, which aggregated to operating expense of $7 million. Sears Domestic's operating loss for the third quarter of 2013 included expenses related to our domestic pension plan, store closings, store impairments and severance, as well as operating income of the Lands' End business which aggregated to operating income of $13 million. Excluding these items, Sears Domestic would have reported an operating loss of $303 million and $292 million in the third quarter of 2014 and 2013, respectively. The increase in operating loss in 2014 was primarily driven by the above noted declines in sales and gross margin.
39-week period ended November 1, 2014 compared to the 39-week period ended November 2, 2013
Revenues and Comparable Store Sales
For the first nine months of 2014, Sears Domestic's revenues decreased by $1.2 billion to $12.5 billion. The decline in revenue was driven by the separation of the Lands' End business, which was completed on April 4, 2014 and accounted for $811 million of the decline, as well as the effect of having fewer Full-line stores in operation, which accounted for $214 million of the decline. Sears Domestic also experienced a revenue decline in its Home Services business during the first nine months of 2014, as well as a decline in delivery revenues which when combined, accounted for $131 million of the decline. Revenues were also impacted by a decrease in comparable store sales of 0.1%, which accounted for $9 million of the decline in revenues.
The decrease in comparable store sales for the first nine months of 2014 primarily reflects decreases in the consumer electronics and lawn & garden categories, as well as a decline in Sears Auto Centers, partially offset by increases in the home appliance and mattress categories. Excluding the impact of consumer electronics, comparable store sales would have increased 1.1%.
Gross Margin
For the first nine months of the year, Sears Domestic generated gross margin dollars of $2.9 billion and $3.5 billion in 2014 and 2013, respectively. Gross margin included charges of $12 million and $7 million in the first nine months

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

of 2014 and 2013, respectively, related to store closures, as well as gross margin of $87 million and $408 million from the Lands' End business in the first nine months of 2014 and 2013, respectively. Excluding these items, gross margin decreased $288 million.
Sears Domestic's gross margin rate for the first nine months of the year decreased 240 basis points to 23.5% in 2014 from 25.9% in 2013, and was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way points and the absence of higher margin Lands' End transactions. Excluding the impact of Lands' End, margin rate would have declined 150 basis points primarily due to decreases experienced in the apparel, home appliances (partially due to free delivery), consumer electronics and tools categories.
Selling and Administrative Expenses
For the first nine months of the year, Sears Domestic's selling and administrative expenses decreased $313 million in 2014 as compared to 2013 and included expenses related to our domestic pension plan, store closings and severance of $82 million and $88 million, respectively, while the first nine months of 2014 also included $3 million of transaction costs incurred in connection with strategic initiatives. The first nine months of 2014 and 2013 also included selling and administrative expenses related to the Lands' End business of $77 million and $338 million, respectively. Excluding these items, selling and administrative expenses decreased $49 million primarily due to decreases in payroll and advertising expenses.
Sears Domestic's selling and administrative expense rate for the first nine months of the year was 27.9% in 2014 and 27.7% in 2013 and increased slightly as the above noted expense reduction was more than offset by the above noted decline in revenues.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the first nine months of $73 million and $48 million in 2014 and 2013, respectively. The gains recorded during the first nine months of 2014 included a gain of $42 million recognized on the sale of two Sears Full-line stores for which we received $64 million of cash proceeds, and a gain of $13 million recognized on the sale of a distribution facility for which we received $16 million cash proceeds. The gains recorded in the first nine months of 2013 included a gain of $43 million related to the sale of a store previously operated under The Great Indoors format and two Sears Full-line stores for which the Company received $74 million in cash proceeds.
Operating Loss
For the first nine months of the year, Sears Domestic reported an operating loss of $824 million and $606 million in 2014 and 2013, respectively. Sears Domestic's operating loss for the first nine months of 2014 included expenses related to our domestic pension plan, store closings, store impairments, severance and transaction costs, as well as gains on sales of assets and operating income from the Lands' End business, which aggregated to operating expense of $47 million. Operating loss for the first nine months of 2013 included expenses related to our domestic pension plan, store closings, store impairments and severance, as well as gains on sales of assets and operating income from the Lands' End business, which aggregated to operating expense of $9 million. Excluding these items, we would have reported an operating loss of $777 million and $597 million in the first nine months of 2014 and 2013, respectively. The increase in operating loss in 2014 was primarily driven by the above noted declines in sales and gross margin, partially offset by the decrease in selling and administrative expenses.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

Sears Canada
Sears Canada conducts similar retail operations as Sears Domestic. As previously noted, the Company completed a rights offering for a portion of its interest in Sears Canada in the third quarter of 2014. As such, the Company no longer maintained control of Sears Canada resulting in the de-consolidation of Sears Canada on October 16, 2014.
Sears Canada results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Merchandise sales and services	$611	$937	$2,088	$2,699

Cost of sales, buying and occupancy	457	688	1,586	1,975
Gross margin dollars	154	249	502	724
Gross margin rate	25.2%	26.6%	24.0%	26.8%

Selling and administrative	172	273	603	766
Selling and administrative expense as a percentage of total revenues	28.2%	29.1%	28.9%	28.4%
Depreciation and amortization	13	22	49	72
Impairment charges	—	1	15	1
(Gain) loss on sales of assets	—	—	1	(181)
Total costs and expenses	642	984	2,254	2,633
Operating income (loss)	$(31)	$(47)	$(166)	$66
Adjusted EBITDA	$(13)	$(5)	$(71)	$(21)
Number of:
Full-line stores			113	118
Specialty stores			305	338
Total Sears Canada Stores			418	456
13-week period ended November 1, 2014 compared to the 13-week period ended November 2, 2013
Revenues and Comparable Store Sales
Sears Canada’s revenues decreased $326 million for the third quarter of 2014 as compared to the same period last year primarily driven by the de-consolidation of Sears Canada, which occurred on October 16, 2014 and accounted for approximately $161 million of the revenue decline. Revenues also declined due to a 9.5% decline in comparable store sales, which accounted for $68 million of the decline, as well as the effect of having fewer stores in operation, which accounted for $38 million of the decline. Revenues also included a decrease of $29 million due to foreign currency exchange rates
Gross Margin
Gross margin dollars for the third quarter decreased $95 million in 2014 to $154 million, and included a $7 million decrease due to the impact of exchange rates. Gross margin decreased $88 million on a Canadian dollar basis and was affected by the de-consolidation on October 16, 2014.
For the quarter, Sears Canada’s gross margin rate declined 140 basis points to 25.2% from 26.6% in 2013.
Selling and Administrative Expenses
For the third quarter of 2014, Sears Canada’s selling and administrative expenses decreased $101 million, and included a decrease of $8 million due to the impact of exchange rates. On a Canadian dollar basis, selling and

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

administrative expenses decreased by $93 and was affected by the de-consolidation which occurred on October 26, 2014.
Sears Canada’s selling and administrative expense rate for the quarter was 28.2% in 2014 and 29.1% in 2013.
Operating Loss
Sears Canada recorded an operating loss of $31 million and $47 million in the third quarter of 2014 and 2013, respectively.
39-week period ended November 1, 2014 compared to the 39-week period ended November 2, 2013
Revenues and Comparable Store Sales
Sears Canada’s revenues decreased $611 million for the first nine months of 2014 as compared to the same period last year and was driven by the de-consolidation of Sears Canada which occurred on October 16, 2014 and accounted for approximately $161 million of the revenue decline. Revenues also declined due to an 8.0% decline in comparable store sales, which accounted for $161 million of the decline, as well as the effect of having fewer stores in operation, which accounted for $97 million of the decline. Sears Canada also experienced declines in the Home Services business which accounted for $27 million of the decline. Revenues also included a decrease of $125 million due to foreign currency exchange rates.
Gross Margin
Gross margin dollars for the first nine months of the year decreased $222 million in 2014 to $502 million, and included a $28 million decrease due to the impact of exchange rates. Gross margin decreased $194 million on a Canadian dollar basis and was affected by the de-consolidation on October 16, 2014.
For the first nine months of the year, Sears Canada’s gross margin rate decreased 280 basis points to 24.0% from 26.8% in 2013.
Selling and Administrative Expenses
For the first nine months of 2014, Sears Canada’s selling and administrative expenses decreased $163 million, and included a decrease of $37 million due to the impact of exchange rates. On a Canadian dollar basis, selling and administrative expenses decreased by $126 million. Selling and administrative expenses for the first nine months of 2014 and 2013 were impacted by the de-consolidation on October 16, 2014.
Sears Canada’s selling and administrative expense rate for the first nine months of the year was 28.9% in 2014 and 28.4% in 2013.
Gain on Sales of Assets
Sears Canada recorded total gains on sales of assets of $181 million for the first nine months of 2013, which included a gain of $180 million recognized on the amendment and early termination of the leases on two properties operated by Sears Canada for which Sears Canada received $184 million ($191 million Canadian) in cash proceeds.
Operating Income (Loss)
Sears Canada recorded an operating loss of $166 million and operating income of $66 million in the first nine months of 2014 and 2013, respectively.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of November 1, 2014, November 2, 2013 and February 1, 2014 are detailed in the following table.

millions	November 1, 2014	November 2, 2013	February 1, 2014
Domestic
Cash and equivalents	$173	$196	$428
Cash posted as collateral	3	18	18
Credit card deposits in transit	150	170	131
Total domestic cash and cash equivalents	326	384	577
Sears Canada	—	215	451
Total cash and cash equivalents	326	599	1,028
Restricted cash	—	8	10
Total cash balances	$326	$607	$1,038
We had total cash balances of $326 million at November 1, 2014, $607 million at November 2, 2013 and $1.0 billion at February 1, 2014. During the first nine months of 2014, the Company received a $500 million dividend from Lands' End immediately prior to the completion of the spin-off, $400 million from the secured short-term loan and $169 million in connection with the Sears Canada rights offering. The decrease in domestic cash during the first nine months of 2014 was primarily due to increased operating losses.
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
Restricted cash consisted of cash related to Sears Canada’s balances, which had been pledged as collateral for letters of credit obligations issued under its offshore merchandise purchasing program.
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $45 million, $88 million and $97 million as of November 1, 2014, November 2, 2013 and February 1, 2014, respectively.
Operating Activities
During the first nine months of 2014, we used net cash in operating activities of $1.9 billion compared to $1.7 billion in the first nine months of 2013. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used more cash in operations in the first nine months of 2014 compared to the prior year primarily driven by an increase in operating loss, which was partially offset by less cash being used for merchandise inventory purchases due to inventory productivity initiatives and store closures.
Merchandise inventories were $6.5 billion at November 1, 2014 and $8.9 billion at November 2, 2013. Merchandise payables were $2.4 billion at November 1, 2014 and $3.5 billion at November 2, 2013. Our Domestic inventory balances decreased approximately $1.5 billion from $8.0 billion at November 2, 2013 to $6.5 billion at November 1,

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

2014. Excluding inventory related to the Lands' End business, our Domestic inventory decreased approximately $1.1 billion due to both improved productivity and store closures. Sears Domestic inventory decreased in virtually all categories, with the most notable decreases in the apparel, consumer electronics, home and automotive categories. Kmart inventory also decreased in virtually all categories with the most notable decreases in the apparel, consumer electronics, toys and drugstore categories.
Investing Activities
During the first nine months of 2014, we generated net cash flows from investing activities of $76 million, which consisted of cash proceeds from the sale of properties and investments of $316 million, partially offset by cash used for capital expenditures of $202 million. The first nine months of 2014 also included proceeds from the Sears Canada rights offering of $169 million, which was offset by $207 million resulting from the de-consolidation of Sears Canada cash. For the first nine months of 2013, we generated net cash flows from investing activities of $100 million, which consisted of cash generated from the sales of properties and investments of $300 million, partially offset by cash used for capital expenditures of $201 million.
Financing Activities
For the first nine months of 2014, we generated net cash flows from financing activities of $1.2 billion which primarily consisted of Lands' End pre-separation funding of $515 million, proceeds from a secured short-term loan of $400 million and an increase in short-term borrowings of $364 million. This cash generated from financing activities was partially offset by repayments of long-term debt of $61 million. This compares to net cash flows from financing activities of $1.6 billion in the first nine months of 2013, which was primarily due to proceeds from debt issuances of $994 million, as well as an increase in short-term borrowings of $657 million, partially offset by repayments of long-term debt of $65 million.
We did not repurchase any of our common shares under our share repurchase program in the first nine months of 2014 or 2013. The common share repurchase program was initially announced in 2005 and had a total authorization since inception of the program of $6.5 billion. At November 1, 2014, we had $504 million of remaining authorization under the program. The common share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.
Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment and pension plan contributions. Over the past several months, the Company has taken a number of actions to enhance its financial flexibility and fund its continued transformation, support its operations during the upcoming holiday and post-holiday season, and meet its obligations. In the first half of 2014, the Company raised $665 million in cash from the $500 million dividend the Company received in connection with the Lands' End separation, plus $165 million in proceeds from certain real estate transactions. In the second half of 2014 through November, the Company raised an additional $1.6 billion consisting of $400 million from the secured short-term loan the Company completed during the third quarter, $151 million in additional proceeds from certain real estate transactions, $380 million from the Sears Canada rights offering, of which $169 million was received during the third quarter, and $625 million from the rights offering for the senior unsecured notes with warrants, which was oversubscribed after the close of the third quarter. Taken together, the actions we have taken have generated $2.2 billion in liquidity in fiscal 2014 thus far.
This demonstrates the Company's financial flexibility and provides us with the means to fund our transformation and meet our obligations. As we leverage Shop Your Way® and Integrated Retail, we will continue to right-size, redeploy and highlight the value of our assets, including our substantial real estate portfolio, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company. As we announced on August 21, 2014, we intend to continue to evaluate and evolve Holdings' capital structure with a goal of achieving more long-term financial flexibility utilizing our rich portfolio of assets.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

As we previously announced, one of those potential actions involves actively exploring a REIT transaction involving 200 to 300 owned properties through a rights offering to Holdings' shareholders. In addition, over the next three to nine months, we intend to work with our lenders and others to evaluate our capital structure with a goal of achieving more long-term flexibility, and may take other actions as appropriate.
We cannot predict the outcome of the actions to generate liquidity to fund the transformation discussed above, or whether such actions would generate the expected liquidity to fund the transformation as currently planned. If results of operations deteriorate, and we are not able to generate enough funds from the above actions (or some combination of other actions), the availability under our domestic credit facility might be fully utilized and we would need to secure additional sources of funds. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency.
Our outstanding borrowings at November 1, 2014, November 2, 2013 and February 1, 2014 were as follows:

millions	November 1, 2014	November 2, 2013	February 1, 2014
Short-term borrowings:
Unsecured commercial paper	$91	$160	$9
Secured short-term loan	400	—	—
Secured borrowings	1,605	1,591	1,323
Long-term debt, including current portion:
Notes and debentures outstanding	2,564	2,571	2,571
Capitalized lease obligations	280	373	346
Total borrowings	$4,940	$4,695	$4,249

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

We fund our peak sales season working capital needs through our domestic revolving credit facility, commercial paper markets and secured short-term debt.

	13 Weeks Ended		39 Weeks Ended
millions	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Secured borrowings:
Maximum daily amount outstanding during the period	$1,605	$2,055	$1,605	$2,055
Average amount outstanding during the period	1,350	1,567	1,282	1,318
Amount outstanding at period-end	1,605	1,591	1,605	1,591
Weighted average interest rate	2.7%	2.8%	2.8%	2.8%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$107	$271	$159	$398
Average amount outstanding during the period	53	191	42	285
Amount outstanding at period-end	91	160	91	160
Weighted average interest rate	4.1%	2.7%	3.2%	2.7%

Secured short-term loan:
Maximum daily amount outstanding during the period	$400	$—	$400	$—
Average amount outstanding during the period	181	—	60	—
Amount outstanding at period-end	400	—	400	—
Weighted average interest rate	5.0%	—%	5.0%	—%
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
Advances under the Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate ("LIBOR") or a base rate, in either case plus an applicable margin. The Domestic Credit Agreement’s interest rates for LIBOR-based borrowings vary based on leverage in the range of LIBOR plus 2.0% to 2.5%. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%. Commitment fees are in a range of 0.375% to 0.625% based on usage. The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Domestic Credit Agreement permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion in second lien notes were outstanding at November 1, 2014, resulting in $760 million of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018. The Revolving Facility is expected to expire in April 2016.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either (1) LIBOR (subject to a 1.00% LIBOR floor) or (2) the highest of (x) the prime rate of the bank acting as agent of the syndicate of lenders, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% (the highest of (x), (y) and (z), the "Base Rate"), plus an applicable margin for LIBOR loans of 4.50% and for Base Rate loans of 3.50%. Beginning February 2, 2014, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

the remainder of the Term Loan maturing June 30, 2018. Beginning with the fiscal year ending January 2015, the Borrowers are also required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty, other than a 1.00% prepayment premium if the Borrowers enter into certain repricing transactions with respect to the Term Loan prior to October 2, 2014, which did not occur. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility.
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
We had Revolving Facility borrowings of $1.6 billion at both November 1, 2014 and November 2, 2013 and $1.3 billion at February 1, 2014, and $671 million, $684 million and $661 million of letters of credit outstanding under the Revolving Facility at November 1, 2014, November 2, 2013 and February 1, 2014, respectively. At November 1, 2014 and February 1, 2014, the amount available to borrow under the Revolving Facility was $234 million and $549 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. At November 2, 2013, the amount available to borrow was $572 million, which reflects the effect of the springing fixed charge coverage ratio covenant, while the borrowing base requirement had no effect on availability. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs. As of December 3, 2014, the amount available to borrow under the Revolving Facility was approximately $1.5 billion. At November 1, 2014 and February 1, 2014, we had approximately $993 million and $1.0 billion, respectively, of borrowings under the Term Loan.
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

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
The Amended Sears Canada Facility is available for Sears Canada's general corporate purposes and is secured by a first lien on inventory and credit card receivables. Availability under the Amended Sears Canada Facility is determined pursuant to a borrowing base formula based on inventory and credit card receivables, subject to certain limitations, up to a maximum availability of $300 million Canadian. We had no borrowings outstanding under the Sears Canada Facility at November 2, 2013 and February 1, 2014. Availability under the Amended Sears Canada Facility was approximately $729 million ($760 million Canadian) and $336 million ($374 million Canadian), respectively, at November 2, 2013 and February 1, 2014.
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
Unsecured Commercial Paper
We borrow through the commercial paper markets. At November 1, 2014, November 2, 2013 and February 1, 2014, we had outstanding commercial paper borrowings of $91 million, $160 million and $9 million, respectively. ESL held $85 million and $140 million, respectively, of our commercial paper at November 1, 2014 and November 2, 2013, including $48 million and $88 million, respectively, held by Mr. Lampert. Neither ESL nor Mr. Lampert held any of our commercial paper at February 1, 2014. See Note 13 for further discussion of these borrowings.
Secured Short-Term Loan
On September 15, 2014, the Company, through Sears, Sears Development Co. and Kmart Corporation ("Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into a $400 million secured short-term loan (the "Loan") with JPP II, LLC and JPP, LLC (together, the "Lender"), entities affiliated with ESL. The first $200 million of the Loan was funded at the closing on September 15, 2014 and the remaining $200 million was funded on September 30, 2014. Proceeds of the Loan were used for general corporate purposes.
The Loan is scheduled to mature on December 31, 2014, but as long as there is no event of default, the maturity date can be extended to February 28, 2015 at the discretion of the Company upon the payment of an extension fee equal to 0.5% of the principal amount. The Loan will have an annual base interest rate of 5%. The Borrowers paid an upfront fee of 1.75% of the full principal amount.
The Loan is guaranteed by the Company and is secured by a first priority lien on certain real properties owned by the Borrowers. In certain circumstances, the Lender may exercise its reasonable determination to substitute one or more of the properties with substitute properties. The Loan includes customary representations and covenants, including with respect to the condition and maintenance of the real property collateral.
The Loan has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there is an event of default, the Lender may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights it might have under any of the Loan documents (including against the collateral), and instead of the base interest rate, the Borrowers will be

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

required to pay a default rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%. The Loan may be prepaid in whole or in part any time prior to maturity, without penalty or premium.
The Lender sold certain participating interests in the Loan during the third quarter, which may restrict the taking of certain actions with respect to the Loan, including the waiver of certain defaults under the Loan.
At November 1, 2014, the outstanding balance of the Loan was $400 million.
Debt Ratings
Our corporate family debt ratings at November 1, 2014 appear in the table below:

Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
Caa1	CCC+	CC
Domestic Pension Plan Funding
In our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, we disclosed that we expected our contributions to our domestic pension plans to be approximately $487 million in 2014 and $310 million in 2015. As of year-end 2013, we also expected contributions to our domestic pension plans to be approximately $270 million in 2016, $250 million in 2017, $215 million in 2018 and $75 million in 2019. On August 8, 2014, new legislation was enacted that amends existing funding requirements, which we expect will increase the discount rates we use to determine our pension liability resulting in lower liabilities and lower funding obligations. We currently expect our contributions to our domestic pension plans to be $417 million in 2014, $243 million in 2015, $243 million in 2016, $247 million in 2017, $228 million in 2018 and $169 million in 2019. The ultimate amount of pension contributions and timing could be affected by changes in the applicable regulations, or other regulatory actions, as well as financial market and investment performance.
Recent Accounting Pronouncements
See Part I, Item 1, "Financial Statements – Notes to Condensed Consolidated Financial Statements," Note 12 – "Recent Accounting Pronouncements," for information regarding new accounting pronouncements.
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
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement our integrated retail strategy to transform our business; our ability to successfully manage our inventory levels; initiatives to improve our liquidity through inventory management and other actions; competitive conditions in the retail and related services industries; worldwide economic conditions and business uncertainty, including the availability of consumer and commercial credit, changes in consumer confidence and spending, the impact of rising fuel prices, and changes in vendor relationships; vendors’ lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; possible limits on our access to our domestic credit facility, which is subject to a borrowing base limitation and a springing fixed charge coverage ratio covenant, capital markets and other financing sources, including additional second lien financings, with respect to which we do not have commitments from lenders; our ability to successfully achieve our plans to generate liquidity through potential transactions or otherwise; potential liabilities in connection with the separation of Lands’ End and disposition of a portion of our ownership interest in Sears Canada; our ability to enter into or complete possible transactions for our Sears Auto Centers business or with respect to the sale-leaseback/real estate investment trust transaction regarding certain owned real estate, in each case, on acceptable terms, on intended timetables or at all, the form or terms and conditions of any such transaction, and the impact of the evaluation and/or completion of any such transaction on our other businesses; our extensive reliance on computer systems, including legacy systems, to implement our integrated retail strategy, process transactions, summarize results, maintain customer, member, associate and Company data, and otherwise manage our business, which may be subject to disruptions or security breaches; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our dependence on sources outside the United States for significant amounts of our merchandise; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business and the transfer of significant internal historical knowledge to such parties; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including product liability and qui tam claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing and amount of required pension plan funding.
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At November 1, 2014, 54% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at November 1, 2014, which totaled approximately $2.7 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $27 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
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

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 103 of SEC Regulation S-K requires that we disclose legal proceedings to which the Company and a governmental authority is a party and that arise under laws dealing with the discharge of materials into the environment or the protection of the environment, if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. Disclosure also is required as to any such proceedings known by us to be contemplated by governmental authorities. In that connection, we note that we have received a notice of violation from the California Department of Pesticide Regulation ("DPR") alleging that Kmart stores located in California sold certain products without proper registration with DPR.  The parties have entered into a settlement agreement and the vendor of this merchandise has agreed to reimburse Sears for a substantial majority of the amount payable pursuant to its indemnification obligations to Sears.
See Part I, Item 1, "Financial Statements—Notes to Condensed Consolidated Financial Statements," Note 11—"Legal Proceedings," for additional information regarding legal proceedings, which information is incorporated herein by this reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the third quarter of 2014. During the 13 weeks ended November 1, 2014, we did not repurchase any shares of our common stock under our common share repurchase program. At November 1, 2014, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 3, 2014 to August 30, 2014	12,095	$33.55	—	$—
August 31, 2014 to October 4, 2014	4,683	32.32	—	—
October 5, 2014 to November 1, 2014	12,893	29.69	—	—
Total	29,671	$31.68	—	$—	$503,907,832

(1)	Consists entirely of 29,671 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.

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

SEARS HOLDINGS CORPORATION

By:	/s/ ROBERT A. RIECKER
Name:	Robert A. Riecker
Title:	Vice President, Controller and Chief
Accounting Officer
Date:	December 4, 2014

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, dated January 22, 2014, filed on January 24, 2014 (File No. 000-51217)).

*10.1	Loan Agreement, dated as of September 15, 2014, between Sears, Roebuck and Co., Sears Development Co., Kmart Corporation, JPP II, LLC and JPP, LLC.

*10.2
Guaranty, dated as of September 15, 2014, by Sears Holdings Corporation under the Loan Agreement, dated as of September 15, 2014, between Sears, Roebuck and Co., Sears Development Co., Kmart Corporation, JPP II, LLC and JPP, LLC.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 Weeks Ended November 1, 2014 and November 2, 2013; (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the 13 and 39 Weeks Ended November 1, 2014 and November 2, 2013 (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of November 1, 2014, November 2, 2013 and February 1, 2014; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended November 1, 2014 and November 2, 2013; (v) the Condensed Consolidated Statements of Equity (Unaudited) for the 39 Weeks Ended November 1, 2014 and November 2, 2013; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

___________________

*	Filed herewith.

E-1