Form 10-K
period 2015-01-31
SEARS HOLDINGS CORP
filed 2015-03-17
CIK 1310067

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 31, 2015
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such response) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☒  Accelerated filer    ☐   Non-accelerated filer    ☐   Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On February 28, 2015, the registrant had 106,554,467 common shares outstanding. The aggregate market value (based on the closing price of the Registrant's common shares for stocks quoted on the NASDAQ Global Select Market) of the Registrant's common shares owned by non-affiliates as of the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $1.1 billion.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement relating to our Annual Meeting of Stockholders to be held on May 6, 2015 (the "2015 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I

Item 1.	Business
General
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger") on March 24, 2005. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of stores with 1,725 full-line and specialty retail stores in the United States operating through Kmart and Sears. Further, we operate a number of websites under the sears.com and kmart.com banners which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way® connects all of the ways members shop - in store, at home, online and by phone. The Company is the leading home appliance retailer, as well as a leader in tools, lawn and garden, fitness equipment and automotive repair and maintenance. Key proprietary brands include Kenmore®, Craftsman® and DieHard®. We also maintain a broad apparel and home offering including such well-known labels as Jaclyn Smith, Joe Boxer, Route 66, Cannon, Sandra Lee, Ty Pennington Style and Levi's and also offer Lands' End® merchandise in some of our Full-line stores. Additionally, we offer the Adam Levine and Nicki Minaj collections in 500 Kmart stores and on shopyourway.com/kmart.com. We are the nation's largest provider of home services, with more than 13 million service and installation calls made annually.
The retail industry is changing rapidly. The progression of the Internet, mobile technology, social networking and social media is fundamentally reshaping the way we interact with our core customers and members. As a result, we are transitioning to a member-centric company. Our focus continues to be on our core customers, our members, and finding ways to provide them value and convenience through Integrated Retail and our Shop Your Way® membership platform. We have invested significantly in our online ecommerce platforms, our membership program and the technology needed to support these initiatives.
Business Segments
Through the third quarter of 2014, we operated three reportable segments: Kmart, Sears Domestic and Sears Canada. After the de-consolidation of Sears Canada in October 2014, we operated with two segments, Kmart and Sears Domestic. Financial information, including revenues, operating income (loss), total assets and capital expenditures for each of these business segments is contained in Note 17 of Notes to Consolidated Financial Statements. Information regarding the components of revenue for Holdings is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as Note 17.
Kmart
At January 31, 2015, the Company operated a total of 979 Kmart stores across 49 states, Guam, Puerto Rico and the U.S. Virgin Islands. This store count consists of 968 discount stores, averaging 95,000 square feet, and 11 Super Centers, averaging 170,000 square feet. Most Kmart stores are one-floor, free-standing units that carry a wide array of products across many merchandise categories, including consumer electronics, seasonal merchandise, outdoor living, toys, lawn and garden equipment, food and consumables and apparel, including products sold under such well-known labels as Jaclyn Smith, Joe Boxer and Alphaline, and certain proprietary Sears brand products (such as Kenmore, Craftsman and DieHard) and services. We also offer an assortment of major appliances, including Kenmore-branded products, in virtually all of our locations. There are 723 Kmart stores that also operate in-store pharmacies. The Super Centers generally operate 24 hours a day and combine a full-service grocery along with the merchandise selection of a discount store. There are also seven Sears Auto Centers operating in Kmart stores offering a variety of professional automotive repair and maintenance services, as well as a full assortment of automotive accessories. Kmart continues to offer its layaway program, which allows members and customers to cost-effectively finance their purchases both in-store and online. In addition, we have expanded the ways our members and customers can receive their purchases, allowing our members and customers to buy online and pick up in store. This service, powered by MyGofer, is now available in over 900 Kmart stores via either mygofer.com or kmart.com. Kmart also sells its products through its kmart.com website and provides members and customers enhanced cross channel options such as buying through a mobile app or online and picking up their merchandise in one of our Kmart or Sears Full-line stores.
Sears Domestic
At January 31, 2015, Sears Domestic operations consisted of the following:

•
Full-line Stores—717 stores, of which 709 are Full-line stores located across all 50 states and Puerto Rico. These stores are primarily mall-based locations averaging 155,000 square feet. Full-line stores offer a wide array of products and service offerings across many merchandise categories, including appliances, consumer electronics/connected solutions, tools, sporting goods, outdoor living, lawn and garden equipment, certain automotive services and products, such as tires and batteries, home fashion products, as well as apparel, footwear, jewelry and accessories for the whole family. Our product offerings include our proprietary Kenmore, Craftsman, DieHard, Covington, Canyon River Blues, Metaphor, Outdoor Life, Structure and Apostrophe brand merchandise, and other brand merchandise such as Roadhandler, Ty Pennington Style and Alphaline. Lands' End, Inc. continues to operate 236 "store within a store" departments inside Sears Domestic Full-line locations. In addition, at January 31, 2015, we operated 8 Sears Essentials/Grand stores located in 8 states. These stores are primarily free-standing units averaging 170,000 square feet, offering health and beauty products, pantry goods, household products and toys in addition to the offerings of the typical mall-based store. We also have 634 Sears Auto Centers operating in association with Full-line stores and 7 Sears Auto Centers operating out of Sears Essentials/Grand stores. In addition, there are 27 free standing Sears Auto Centers that operate independently of Full-line stores. Sears also extends the availability of its product selection through the use of its sears.com website, which offers an assortment of home, apparel and accessory merchandise and provides members and customers the option of buying through a mobile app or online and picking up their merchandise in one of our Full-line or Kmart stores.

•
Specialty Stores—29 specialty stores (primarily consisting of the 27 free standing Sears Auto Centers noted above) located in free-standing, off-mall locations or high-traffic neighborhood shopping centers.

•	Commercial Sales—We sell Sears merchandise, parts and services to commercial customers through our business-to-business Sears Commercial Sales and Appliance Builder/Distributor businesses.

•
Sears Commercial Sales provides appliances and services to commercial customers in the single-family residential construction/remodel, property management, multi-family new construction, and government/military sectors.

•
Our Appliance Builder/Distributor business offers premium appliance and plumbing fixtures to architects, designers, and new construction or remodeling customers, and is currently operating in 10 markets with 17 facilities.

•
Home Services—Product Repair Services, the nation's largest product repair service provider, is a key element in our active relationship with more than 39 million households. With approximately 7,300 service technicians making over 13 million service and installation calls annually, this business delivers a broad range of retail-related residential and commercial services across all 50 states, Puerto Rico, Guam and the Virgin Islands under either the Sears Parts & Repair Services or A&E Factory Service trade names. Commercial and residential customers can obtain parts and repair services for all major brands of products within the appliances, lawn and garden equipment, consumer electronics, floor care products, and heating and cooling systems categories. We also provide repair parts with supporting instructions for "do-it-yourself" members and customers through our searspartsdirect.com website. This business also offers protection agreements, product installation services and Kenmore and Carrier brand residential heating and cooling systems. Home Services also includes home improvement services (primarily siding, windows, cabinet refacing, kitchen remodeling, roofing, carpet and upholstery cleaning, air duct cleaning, and garage door installation and repair) provided through Sears Home Improvement Services and Sears Home & Business Franchises.
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
The Sears Canada rights offering closed on November 7, 2014 and was oversubscribed. Accordingly, the Company sold a total of 40 million common shares of Sears Canada and received total aggregate proceeds of $380 million for the rights offering by the closing date. Proceeds from the rights offering provided additional liquidity to Holdings during the 2014 holiday period and were used for general corporate purposes. At January 31, 2015, the Company was the beneficial holder of approximately 12 million, or 12%, of the common shares of Sears Canada. At both February 1, 2014 and February 2, 2013, Sears Holdings was the beneficial holder of approximately 52 million, or 51%, of the common shares of Sears Canada.
In addition, since the Company has retained an equity interest in Sears Canada, the operating results for Sears Canada through October 16, 2014 are presented within the consolidated operations of Holdings and the Sears Canada segment in the accompanying Consolidated Financial Statements in accordance with accounting standards applicable to presentation of financial statements.
Separation of Lands' End, Inc.
On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. The separation was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes. Prior to the separation, Lands' End, Inc. ("Lands' End") entered into an asset-based senior secured revolving credit facility, which provides for maximum borrowings of approximately $175 million with a letter of credit sub-limit, and a senior secured term loan facility of approximately $515 million. The proceeds of the term loan facility were used to fund a $500 million dividend to Holdings and pay fees and expenses associated with the foregoing facilities. We accounted for this spin-off in accordance with accounting standards applicable to spin-off transactions. Accordingly, we classified the carrying value of net assets of $323 million contributed to Lands' End as a reduction of capital in excess of par value in the Consolidated Statement of Equity (Deficit) for the year ended January 31, 2015.
Additionally, as a result of Mr. Lampert's role as our Chairman and Chief Executive Officer, and Chairman and Chief Executive Officer of ESL, and the continuing arrangements between Holdings and Lands' End (as further described in Note 15 of Notes to Consolidated Financial Statements), Holdings has determined that it has significant influence over Lands' End. Accordingly, the operating results for Lands' End through the date of the spin-off are presented within the consolidated continuing operations of Holdings and the Sears Domestic segment in the accompanying Consolidated Financial Statements.
In connection with the separation, Holdings and certain of its subsidiaries entered into various agreements with Lands' End under the terms described in Note 15 of Notes to Consolidated Financial Statements.

Separation of Sears Hometown and Outlet Businesses
On October 11, 2012, we completed the separation of our Sears Hometown and Outlet businesses through a rights offering transaction. Holdings received gross proceeds of $446.5 million with respect to the transaction, consisting of $346.5 million for the sale of Sears Hometown and Outlet Stores, Inc. ("SHO") common shares and $100 million through a dividend from SHO prior to the separation. Prior to the separation, SHO entered into an asset-based senior secured revolving credit facility with a group of financial institutions to provide (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million. Borrowings of $100 million from this revolving credit facility were used to fund the dividend paid to Holdings. We accounted for this separation in accordance with accounting standards applicable to common control transactions as ESL was a majority shareholder of Holdings and became a majority shareholder of SHO as a result of exercising subscription rights pursuant to the rights offering. Accordingly, we classified the difference between the proceeds received and the carrying value of net assets contributed to SHO as a reduction of capital in excess of par value in the Consolidated Statement of Equity for the period ended February 2, 2013.
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
Partial Spin-Off of Interest in Sears Canada
On November 13, 2012, we completed a partial spin-off (the "spin-off") of our interest in Sears Canada. Prior to the spin-off, Holdings beneficially owned approximately 96% of the issued and outstanding common shares of Sears Canada. In connection with the spin-off, we distributed approximately 45 million common shares of Sears Canada held by Holdings on a pro rata basis to holders of Holdings' common stock. Following the spin-off, Holdings was the beneficial holder of approximately 51% of the issued and outstanding common shares of Sears Canada, and as such, Holdings maintained control of Sears Canada and, prior to de-consolidation in October 2014, continued to consolidate the results of Sears Canada. We accounted for the spin-off as an equity transaction in accordance with accounting standards applicable to noncontrolling interests. Accordingly, we reclassified a portion of our ownership interest in Sears Canada and accumulated other comprehensive loss to noncontrolling interest in the Consolidated Statement of Equity at February 2, 2013.
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
We sell proprietary branded merchandise under a number of brand names that are important to our operations. Our KENMORE®, CRAFTSMAN® and DIEHARD® brands are among the most recognized proprietary brands in retailing. These marks are the subject of numerous United States and foreign trademark registrations. Other well recognized Company trademarks and service marks include CANYON RIVER BLUES®, COVINGTON®, SHOP YOUR WAY®, SMART SENSE®, STRUCTURE®, THOM MCAN® and TOUGHSKINS®, which also are registered or are the subject of pending registration applications in the United States. Generally, our rights in our trade names and marks continue so long as we use them.

Seasonality
The retail business is seasonal in nature, and we generate a high proportion of our revenues, operating income and operating cash flows during the fourth quarter of our year, which includes the holiday season. As a result, our overall profitability is heavily impacted by our fourth quarter operating results. Additionally, in preparation for the fourth quarter holiday season, we significantly increase our merchandise inventory levels, which are financed from operating cash flows, credit terms received from vendors and borrowings under our domestic credit agreement (described in the "Uses and Sources of Liquidity" section below). Fourth quarter reported revenues accounted for approximately 28% of total reported revenues in 2014, excluding the impact of transactions related to Sears Canada and Lands' End, and 30% of total reported revenues in both 2013 and 2012. See Note 19 of Notes to Consolidated Financial Statements for further information on revenues earned by quarter in 2014 and 2013.
Competition
Our business is subject to highly competitive conditions. We compete with a wide variety of retailers, including other department stores, discounters, home improvement stores, consumer electronics dealers, auto service providers, specialty retailers, wholesale clubs, as well as many other retailers operating on a national, regional or local level in the U.S. and Canada. Online and catalog businesses, which handle similar lines of merchandise, also compete with us. Walmart, Target, Kohl's, J.C. Penney, Macy's, The Home Depot, Lowe's, Best Buy and Amazon are some of the national retailers and businesses with which we compete. The Home Depot and Lowe's are major competitors in relation to our home appliance business, which accounted for approximately 15% of our 2014, 13% of our 2013 and 15% of our 2012 reported revenues. Success in these competitive marketplaces is based on factors such as price, product assortment and quality, service and convenience, including availability of retail-related services such as access to credit, product delivery, repair and installation. Additionally, we are influenced by a number of factors including, but not limited to, the cost of goods, consumer debt availability and buying patterns, economic conditions, customer preferences, inflation, currency exchange fluctuations, weather patterns, and catastrophic events. Item 1A in this report on Form 10-K contains further information regarding risks to our business.
Employees
At January 31, 2015, subsidiaries of Holdings had approximately 196,000 employees in the United States and U.S. territories. These employee counts include part-time employees.
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
We are seeking to transform into a member-centric retailer through our integrated retail strategy, which is based on a number of initiatives, including our Shop Your Way® program, that depend, among other things, on our ability to respond quickly to ongoing technology developments and implement new ways to understand and rely on the data to interact with our members and customers in order to achieve expected benefits. In addition, one or more of these initiatives may not be accepted by our members and customers, which may result in the Company's sales being less than it anticipates; and no assurance can be given that our strategy and offerings will be successful and will not have a material adverse effect on our reputation, financial condition and operating results.
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
Many economic and other factors are outside of our control, including consumer and commercial credit availability, consumer confidence and spending levels, including the impact of payroll tax and medical cost increases on U.S. consumers, inflation, employment levels, housing sales and remodels, consumer debt levels, fuel costs and other challenges currently affecting the global economy, the full impact of which on our business, results of operations and financial condition cannot be predicted with certainty. These economic conditions adversely affect the disposable income levels of, and the credit available to, our members and customers, which could lead to reduced demand for our merchandise. Although fuel and energy costs have decreased in recent months, future increases may have a significant impact on our operations. We require significant quantities of fuel for the vehicles used by technicians in our home services business and we are exposed to the risk associated with variations in the market price for petroleum products. We could experience a disruption in energy supplies, including our supply of gasoline, as a result of factors that are beyond our control, which could have an adverse effect on our business. Certain of our vendors also could experience increases in the cost of various raw materials, such as cotton, oil-related materials, steel and rubber, which could result in increases in the prices that we pay for merchandise, particularly apparel, appliances and tires. The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to a decrease in consumer spending. Any of these events and factors could cause us to increase inventory markdowns and promotional expenses, thereby reducing our gross margins and operating results.
The lack of willingness of our vendors to provide acceptable payment terms could negatively impact our liquidity and/or reduce the availability of products or services we seek to procure.
We depend on our vendors to provide us with financing on our purchases of inventory and services. Our vendors could seek to limit the availability of vendor credit to us or other terms under which they sell to us, or both, which could negatively impact our liquidity. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver inventory or other services. Certain of our vendors finance their operations and/or reduce the risk associated with collecting accounts receivable from us by selling or "factoring" the receivables or by purchasing credit insurance or other forms of protection from loss associated with our credit risks. The ability of our vendors to do so is subject to the perceived credit quality of the Company. Such vendors could be limited in their ability to factor receivables or obtain credit protection in the future because of our perceived financial position and creditworthiness, which could reduce the availability of products or services we seek to procure.
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
In addition to credit terms from vendors, our liquidity needs are funded by our operating cash flows and, to the extent necessary, borrowings under our credit agreements and commercial paper program, asset sales and access to capital markets. The availability of financing depends on numerous factors, including economic and market conditions, our operating performance, our credit ratings, and lenders' assessments of our prospects and the prospects of the retail industry in general. Changes in these factors may affect our cost of financing, liquidity and our ability to access financing sources, including our commercial paper program and possible second lien indebtedness that is permitted under the domestic revolving credit facility, with respect to each of which we have no lender commitments. Rating agencies revise their ratings for the companies that they follow from time to time and our ratings may be revised or withdrawn in their entirety at any time.

While the Company's domestic revolving credit facility currently provides for up to $3.275 billion of lender commitments, our ability to borrow funds under this facility is limited by a borrowing base determined relative to the value, from time to time, of eligible inventory, accounts receivable and certain other assets. In addition, our ability to incur possible second lien indebtedness that is otherwise permitted under the domestic revolving credit facility is limited by a borrowing base requirement under the indenture that governs our senior secured notes due 2018. If, through asset sales or other means, the value of these eligible assets is not sufficient to support borrowings of up to the full amount of the commitments under this facility, we will not have full access to the facility, but rather could have access to a lesser amount determined by the borrowing base. Such a decline in the value of eligible assets also could result in our inability to borrow up to the full amount of second lien indebtedness permitted by the domestic credit facility, but rather we could be limited to borrowing a lesser amount determined by the borrowing base as calculated pursuant to the terms of the indenture. The domestic revolving credit facility imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement. The domestic credit facility also effectively limits full access to the facility if our fixed charge ratio at the last day of any quarter is less than 1.0 to 1.0. As of January 31, 2015, our fixed charge ratio was less than 1.0 to 1.0. If availability under the domestic revolving credit facility were to fall below 10%, the Company would be required to test the fixed charge coverage ratio, and would not comply with the facility, and the lenders under the facility could demand immediate payment in full of all amounts outstanding and terminate their obligations under the facility.
The lenders under our credit facilities may not be able to meet their commitments if they experience shortages of capital and liquidity and there can be no assurance that our ability to otherwise access the credit markets will not be adversely affected by changes in the financial markets and the global economy.
We cannot predict whether our plans to enhance our financial flexibility and liquidity to fund our transformation will be successful.
We are continuing to pursue a transformation strategy and to explore potential initiatives to enhance our financial flexibility and liquidity. We are exploring the formation of a Real Estate Investment Trust ("REIT"). We currently expect proceeds in excess of $2.0 billion from the REIT transaction. We have incurred losses and experienced negative operating cash flows for the past several years, and accordingly we have taken a number of actions to enhance our financial flexibility and fund our continued transformation, including the senior secured term loan facility due 2018, the separation of our Lands' End subsidiary, the secured short-term loan, the Sears Canada rights offering, the rights offering for senior unsecured notes with warrants and real estate transactions. The achievement of our objectives and outcome of our initiatives are subject to risks and uncertainties with respect to market conditions and other factors that may cause our actual results, performance or achievements to be materially different from our plans, and there can be no assurance that transactions to monetize assets or other actions to generate liquidity will become available on terms that are acceptable to us, on intended timetables or at all. In addition, there can be no assurance that the evaluation and/or completion of any potential transactions will not have a negative impact on our other businesses.
We cannot predict the outcome of the actions to generate liquidity to fund our transformation, whether such actions would generate the expected liquidity to fund the transformation as currently planned or whether the costs of such actions or costs of this or future financings would more than offset any improvements to our earnings and liquidity resulting from our transformation initiatives. If we continue to experience operating losses, and we are not able to generate enough funds from the above actions (or some combination of other actions), the availability under our domestic revolving credit facility might be fully utilized, in particular during our peak borrowing period, and we would need to secure additional sources of funds.
Potential liabilities in connection with the separation of Lands' End may arise under fraudulent conveyance and transfer laws and legal capital requirements.
With respect to the separation of our Lands' End, Inc. subsidiary through a pro rata distribution to our stockholders (the "LE Spin-off"), if either Holdings or Lands' End subsequently fails to pay its creditors or enters insolvency proceedings, the transaction may be challenged under U.S. federal, U.S. state and foreign fraudulent conveyance and transfer laws, as well as legal capital requirements governing distributions and similar transactions. If a court were to determine under these laws that, (a) at the time of the LE Spin-off, the entity in question: (1) was insolvent; (2) was rendered insolvent by reason of the LE Spin-off; (3) had remaining assets constituting unreasonably small capital; (4) intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured; or (b) the transaction in question failed to satisfy applicable legal capital requirements, the court could determine that the LE Spin-off was voidable, in whole or in part. Subject to various defenses, the court could then require Holdings or Lands' End, or other recipients of value in connection with the LE Spin-off (potentially including Lands' End stockholders as recipients of shares of Lands' End common stock in connection with the spin-off), as the case may be, to turn over value to other entities involved in the LE Spin-off and contemplated transactions for the benefit of unpaid creditors. The measure of insolvency and applicable legal capital requirements will vary depending upon the jurisdiction whose law is being applied.
We rely extensively on computer systems to implement our integrated retail strategy, process transactions, summarize results and otherwise manage our business. Disruptions in these systems could harm our ability to run our business.
Given the significance of our online and mobile capabilities, our collection and use of data to create personalized experiences, and the number of individual transactions we have each year, including in our stores, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems, some of which are based on end-of-life or legacy technology, operate with minimal or no vendor support and are otherwise difficult to maintain. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. Operating legacy systems subject us to inherent costs and risks associated with maintaining, upgrading and replacing these systems and retaining sufficiently skilled personnel to maintain and operate the systems, demands on management time, and other risks and costs. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations, including on our Shop Your Way® program and participation in or engagement with that program. We are pursuing initiatives to transform our information technology processes and systems. These initiatives are highly complex and include replacing legacy systems, upgrading existing systems, and acquiring new systems and hardware with updated functionality. The risk of disruption is increased in periods when such complex and significant systems changes are undertaken.
If we do not maintain the security of our member and customer, associate or company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.
Cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving. Techniques or software used to gain unauthorized access, and/or disable, degrade or harm our systems may be difficult to detect or scope for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. These attempts to gain unauthorized access could lead to disruptions in our systems, unauthorized release of confidential or otherwise protected information or corruption of data. If individuals are successful in infiltrating, breaking into, disrupting, damaging or otherwise stealing from the computer systems of the Company or its third-party providers we may have to make a significant investment to fix or replace them, we may suffer interruptions in our operations in the interim, we may face costly litigation, government investigations, government enforcement actions, fines and/or lawsuits, the ability for our members to earn or redeem points in our Shop Your Way® program may be impacted or halted, and our reputation with our members and customers may be significantly harmed. As publicly announced on October 10, 2014, Kmart’s information technology team detected on October 9, 2014 that the Kmart store payment data system had been criminally breached beginning in early September, that the payment data systems at Kmart stores were purposely infected with a new form of malware, and that debit and credit card numbers were potentially compromised. In December 2014, First NBC Bank filed a putative class action lawsuit against us in the Northern District of Illinois for alleged violations relating to, and harm resulting from, the incident. Two other similar lawsuits were filed by financial institutions against us in February 2015 in the Western District of Pennsylvania and the Eastern District of Louisiana. In addition, we have received requests for information and are subject to investigations regarding this incident from various regulatory and other government agencies.
The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs or accelerate these costs. There is no guarantee that the procedures that we have implemented to protect against further unauthorized access to secured data are adequate to safeguard against all data security breaches. A data security breach or any failure by us to comply with applicable privacy and information security laws and regulations could result in a loss of customer or member confidence and negatively impact our business, including our Shop Your Way® program, and our results of operations.
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
Accordingly, our results for any one quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may increase or decrease. For more information on our results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report on Form 10-K.
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
At January 31, 2015, we had goodwill and intangible asset balances of $2.4 billion, which are subject to periodic testing for impairment. Our long-lived assets, primarily stores, also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow within our reporting unit, or sales of our branded products or cash flow generated from operations at individual store locations could result in impairment charges for goodwill and intangible assets or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Impairment charges, if any, resulting from the periodic testing are non-cash. A significant and sustained decline in our stock price could result in goodwill and intangible asset impairment charges. During times of financial market volatility, significant judgment is used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. See Notes 12 and 13 of Notes to Consolidated Financial Statements for further information.
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
Affiliates of Edward S. Lampert, our Chairman and Chief Executive Officer, collectively own approximately 49% of the outstanding shares of our common stock. These affiliates are controlled, directly or indirectly, by Mr. Lampert. Accordingly, these affiliates, and thus Mr. Lampert, have substantial influence over many, if not all, actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
The interests of these affiliates, which have investments in other companies, including our former subsidiaries, Sears Hometown and Outlet Stores, Inc., Lands' End, Inc. and Sears Canada, may from time to time diverge from the interests of our other stockholders, particularly with regard to new investment opportunities. This substantial influence may have the effect of discouraging offers to acquire our Company because the consummation of any such acquisition would likely require the consent of these affiliates.
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
From time to time, we may be involved in lawsuits and regulatory actions relating to our business, certain of which may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. Some of these actions have the potential for significant statutory penalties, and compensatory, treble or punitive damages. Our pharmacy, home services and grocery businesses, in particular, are subject to numerous federal, state and local regulations, and a significant change in, or noncompliance with, these regulations could have a material adverse effect on our compliance costs and results of operations. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws, including wage and hour laws, patent infringement claims and investigations and actions that are based on allegations of untimely compliance or noncompliance with applicable regulations or statutes. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend our Company. Further, changes in governmental regulations both in the United States and in the other countries where we operate could have adverse effects on our business and subject us to additional regulatory actions. For a description of current legal proceedings, see Item 3, "Legal Proceedings," as well as Note 18 of Notes to Consolidated Financial Statements in this report on Form 10-K.
Our pension and postretirement benefit plan obligations are currently underfunded, and we may have to make significant cash payments to some or all of these plans, which would reduce the cash available for our businesses.
We have unfunded obligations under our domestic pension and postretirement benefit plans, and we have been in discussions with the Pension Benefit Guaranty Corporation concerning our pension obligations and potential REIT transaction. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent years. Moreover, unfavorable regulatory action could materially change the timing and amount of required plan funding and negatively impact our business operations and impair our business strategy.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The following table summarizes the locations of our Kmart and Sears Domestic stores at January 31, 2015:

	Kmart		Sears Domestic
State/Territory	Discount Stores	Super Centers	Full-line Mall Stores	Sears Essentials/ Grand Stores	Specialty Stores
Alabama	17	—	8	—	—
Alaska	—	—	3	—	—
Arizona	5	—	13	—	—
Arkansas	14	—	7	—	—
California	85	—	77	1	4
Colorado	12	—	10	1	1
Connecticut	6	—	8	—	—
Delaware	4	—	3	—	—
Florida	49	—	51	—	1
Georgia	23	—	19	—	—
Hawaii	7	—	4	—	—
Idaho	7	—	4	—	—
Illinois	36	2	24	1	5
Indiana	24	—	14	—	1
Iowa	17	—	7	—	1
Kansas	8	—	5	—	1
Kentucky	24	—	6	—	—
Louisiana	10	—	12	—	1
Maine	6	—	4	—	—
Maryland	19	—	18	—	—
Massachusetts	18	—	20	—	—
Michigan	52	2	21	—	—
Minnesota	11	—	11	—	—
Mississippi	5	—	4	—	—
Missouri	18	—	10	1	—
Montana	8	—	2	—	—
Nebraska	6	—	4	—	—
Nevada	10	—	4	1	1
New Hampshire	4	—	6	—	—
New Jersey	29	—	20	—	2
New Mexico	11	—	7	—	—
New York	46	—	41	—	6
North Carolina	31	—	18	—	—
North Dakota	5	—	4	—	—
Ohio	41	6	35	—	—
Oklahoma	8	—	7	—	—
Oregon	8	—	6	—	1
Pennsylvania	84	1	36	—	—
Rhode Island	1	—	2	—	—
South Carolina	18	—	9	—	—
South Dakota	9	—	2	—	—
Tennessee	28	—	16	—	—
Texas	19	—	58	1	1
Utah	12	—	4	1	1
Vermont	3	—	1	—	—
Virginia	30	—	18	1	—
Washington	11	—	17	—	1
West Virginia	15	—	6	—	—
Wisconsin	17	—	12	—	—
Wyoming	9	—	2	—	—
Puerto Rico	23	—	9	—	1
U.S. Virgin Islands	4	—	—	—	—
Guam	1	—	—	—	—
Totals	968	11	709	8	29

	Kmart		Sears Domestic
	Discount Stores	Super Centers	Full-line Mall Stores	Sears Essentials/ Grand Stores	Specialty Stores
Owned	175	8	472	7	22
Leased	793	3	237	1	7
January 31, 2015	968	11	709	8	29
In addition, at January 31, 2015, we had 34 domestic supply chain distribution centers, of which 12 were owned and 22 were leased with remaining lease terms ranging up to six years. Of the total, nine primarily support Kmart stores, 20 primarily support Sears stores and five support both Sears and Kmart stores. We also had 410 domestic store warehouses, customer call centers and service facilities (including 17 facilities related to our appliance builder/distributor business), most of which are leased for terms ranging generally from three to five years or are part of other facilities included in the above table. Many of our facilities are also used to support our online channels.
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
See Part II, Item 8, "Financial Statements—Notes to Consolidated Financial Statements," Note 18—"Legal Proceedings," for additional information regarding legal proceedings, which information is incorporated herein by this reference.

Item 4.	Mine Safety Disclosures
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table and information sets forth the names of our executive officers, their current positions and offices with the Company, the date they first became executive officers of the Company, their current ages, and their principal employment during the past five years.

Name	Position	Date First Became an Executive Officer	Age
Edward S. Lampert	Chairman of the Board and Chief Executive Officer	2013	52
Jeffrey A. Balagna	Executive Vice President, Chief Information Officer	2013	54
Robert A. Schriesheim	Executive Vice President and Chief Financial Officer	2011	54
Arun D. Arora	Senior Vice President and President, Home Appliances and Home Services	2014	44
Kristin M. Coleman	Senior Vice President, General Counsel and Corporate Secretary	2014	46
Leena Munjal	Senior Vice President, Customer Experience and Integrated Retail	2013	38
Alasdair James	President and Chief Member Officer, Kmart	2014	44
Robert A. Riecker	Vice President, Controller and Chief Accounting Officer	2012	50
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
Mr. Arora joined the Company in April 2014 and serves as Senior Vice President and President, Home Appliances and Home Services. Prior to joining the Company, he served in various roles at Staples, Inc., an office supply store chain, including Senior Vice President and General Manager of Global E-commerce, from June 2013 until April 2014 and Vice President and Chief Financial Officer, Americas and Treasurer of Groupon, Inc., an online marketing service providing local discounts, from February 2012 until June 2013. Mr. Arora served as Vice President, Financial Planning and Strategy of Beam Global Wine & Spirits, Inc., a premium spirits company, from June 2011 until September 2011, and as Senior Director, International Operations of 3M Company, a diversified technology company, from September 2008 until July 2011 and Senior Director, Corporate Development of 3M Company from December 2006 until September 2008. During his 23 year career, he has worked in a variety of roles for Mentor Graphics, Inc., Verari Systems, Inc., Sun Microsystems, Inc., Apple Computer, Inc., Mobius Venture Capital, Credit Suisse First Boston and Goldman, Sachs & Co.
Ms. Coleman joined the Company as Senior Vice President, General Counsel and Corporate Secretary in July 2014. Prior to joining the Company, she served as Vice President, General Counsel and Secretary of Brunswick Corporation from 2009 to 2014.
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
Mr. James joined the Company in August 2014 and serves as President and Chief Member Officer, Kmart. Prior to joining the Company, he served in various roles at Tesco plc, a multinational grocery and general merchandise retailer, from June 2007 until August 2013, including Commercial Director Global Business Unit. From June 2001 to June 2007, he served in various roles at GSK plc, a pharmaceutical company, including Global Marketing Director. He previously served in senior positions for Visual Voyage Ltd. and PepsiCo Inc.
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
Holdings' common stock is quoted on The NASDAQ Stock Market under the ticker symbol SHLD. There were 11,887 shareholders of record at February 28, 2015. The quarterly high and low sales prices for Holdings' common stock are set forth below.

	Fiscal Year 2014
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$51.06	$45.00	$40.78	$48.25
Low	$31.26	$34.88	$24.10	$30.70

	Fiscal Year 2013
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$54.22	$60.74	$66.00	$67.50
Low	$43.72	$41.84	$38.88	$34.21
Holdings has not paid over the two most recent fiscal years and does not expect to pay cash dividends in the foreseeable future.
Equity Compensation Plan Information
The following table reflects information about securities authorized for issuance under our equity compensation plans at January 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*
Equity compensation plans approved by security holders	—	—	5,192,251
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	5,192,251

__________________

*
Represents shares of common stock that may be issued pursuant to our 2006 Stock Plan or our 2013 Stock Plan. Awards under the 2006 Stock Plan may be restricted stock awards, a grant of shares of our common stock in connection with an award made under a long-term incentive plan, or certain other stock-based awards. Awards under the 2013 Stock Plan may be restricted stock, stock unit awards, incentive stock options, nonqualified stock options, stock appreciation rights, or certain other stock-based awards. The 2013 Stock Plan also allows common stock of Holdings to be awarded in settlement of an incentive award under the Sears Holdings Corporation Umbrella Incentive Program (and any incentive program established thereunder). The shares shown consist of 367,216 shares of common stock that are available for future issuance pursuant to our 2006 Stock Plan and 4,825,035 shares of common stock that are available for future issuance pursuant to our 2013 Stock Plan. Excludes shares covered by an outstanding plan award that, subsequent to January 31, 2015, ultimately are not delivered on an unrestricted basis (for example, because the award is forfeited, canceled, settled in cash or used to satisfy tax withholding obligations).

Stock Performance Graph
Comparison of Five-Year Cumulative Stockholder Return
The following graph compares the cumulative total return to stockholders on Holdings' common stock from January 29, 2010 through January 30, 2015, the last trading day before the end of fiscal year 2014, based on the market prices at the last trading day before the end of each fiscal year through and including fiscal year 2014, with the return on the S&P 500 Index, the S&P 500 Retailing Index and the S&P 500 Department Stores Index for the same period. The graph assumes an initial investment of $100 on January 29, 2010 in each of our common stock, the S&P 500 Index, the S&P Retailing Index and the S&P 500 Department Stores Index. The graph further assumes reinvestment of the value of: (i) shares of Orchard Supply Hardware Stores Corporation ("OSH") on January 3, 2012, the first day OSH shares traded on NASDAQ; (ii) subscription rights to purchase shares of common stock of SHO on September 13, 2012, the ex-distribution date of the distribution of such rights to Holdings’ shareholders; (iii) common shares of Sears Canada on November 13, 2012, the distribution date of such shares to Holdings’ shareholders; (iv) shares of Lands' End on April 7, 2014, the ex-distribution date of the distribution of such shares to Holdings' shareholders; (v) subscription rights to purchase shares of common stock of Sears Canada on October 17, 2014, the ex-distribution date of the distribution of such rights to Holdings' shareholders; and (vi) subscription rights to purchase up to $625 million in aggregate principal amount of 8% senior unsecured notes due 2019 and warrants to purchase shares of Holdings' common stock on November 3, 2014, the ex-distribution date of the distribution of such rights to Holdings' shareholders.
The S&P 500 Retailing Index consists of companies included in the S&P 500 Index in the broadly defined retail sector, which includes competing retailers of softlines (apparel and domestics) and hardlines (appliances, electronics and home improvement products), as well as food and drug retailers. The S&P 500 Department Stores Index consists primarily of department stores that compete with our full-line stores.

	Jan 29, 2010	Jan 28, 2011	Jan 27, 2012	Feb 1, 2013	Jan 31, 2014	Jan 30, 2015
Sears Holdings	$100.00	$81.56	$48.94	$59.46	$45.48	$52.77
S&P 500 Index	$100.00	$121.25	$127.70	$150.17	$180.59	$206.22
S&P 500 Retailing Index	$100.00	$127.17	$144.23	$183.31	$229.62	$275.74
S&P 500 Department Stores Index	$100.00	$114.69	$129.70	$133.71	$155.15	$193.50

Purchase of Equity Securities
During the quarter ended January 31, 2015, we did not repurchase any shares of our common stock under our common share repurchase program. At January 31, 2015, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 2, 2014 to November 29, 2014	1,090	$36.45	—	$—
November 30, 2014 to January 3, 2015	346	33.31	—	—
January 4, 2015 to January 31, 2015	—	—	—	—
Total	1,436	$35.69	—	$—	$503,907,832
__________________

(1)	Consists entirely of 1,436 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.

(2)
Our common share repurchase program was initially announced on September 14, 2005 and has a total authorization since inception of the program of $6.5 billion, including the authorizations to purchase up to an additional $500 million of common stock on each of December 17, 2009 and May 2, 2011. The program has no stated expiration date.

The domestic credit agreement (described in Management's Discussion and Analysis of Financial Condition and Results of Operation - "Uses and Sources of Liquidity" section below) limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, is at least 15% and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility. The domestic credit agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.

Item 6.	Selected Financial Data
The table below summarizes our recent financial information. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and our Consolidated Financial Statements and notes thereto in Item 8.

	Fiscal
dollars in millions, except per share and store data	2014	2013	2012	2011	2010
Summary of Operations
Revenues (1)	$31,198	$36,188	$39,854	$41,567	$42,664
Domestic comparable store sales %	(1.8)%	(3.8)%	(2.5)%	(2.2)%	(1.3)%
Net income (loss) from continuing operations attributable to Holdings' shareholders (2)	(1,682)	(1,365)	(930)	(3,113)	122
Per Common Share
Basic:
Net income (loss) from continuing operations attributable to Holdings' shareholders	$(15.82)	$(12.87)	$(8.78)	$(29.15)	$1.09
Diluted:
Net income (loss) from continuing operations attributable to Holdings' shareholders	$(15.82)	$(12.87)	$(8.78)	$(29.15)	$1.09
Holdings' book value per common share	$(8.93)	$16.34	$25.89	$40.26	$78.19
Financial Data
Total assets	$13,209	$18,261	$19,340	$21,381	$24,360
Long-term debt	2,900	2,559	1,579	1,693	1,872
Long-term capital lease obligations	210	275	364	395	472
Capital expenditures	270	329	378	432	426
Adjusted EBITDA(3)	(718)	(487)	428	51	1,085
Domestic Adjusted EBITDA(3)	(647)	(490)	359	(50)	766
Number of stores	1,725	2,429	2,548	4,010	3,949
_________________

(1)	We follow a retail-based financial reporting calendar. Accordingly, the fiscal year ended February 2, 2013 contained 53 weeks, while all other years presented contained 52 weeks.

(2)
The periods presented were impacted by certain significant items, which affected the comparability of amounts reflected in the above selected financial data. For 2014, 2013 and 2012, these significant items are discussed within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." 2011 results include the impact of non-cash charges of $551 million related to the impairment of goodwill balances, a $1.8 billion non-cash charge to establish a valuation allowance against our domestic deferred tax assets, domestic pension expense of $46 million, store closings and severance of $225 million, mark-to-market losses of $3 million on Sears Canada hedge transactions, gain on the sale of real estate of $20 million, and hurricane losses of $7 million. 2010 results include the impact of domestic pension expense of $96 million, a $30 million charge related to store closings and severance, a gain on the sale of real estate of $28 million, mark-to-market losses of $4 million on Sears Canada hedge transactions, a tax impact of $9 million related to a dividend received from Sears Canada and a tax benefit of $13 million related to the resolution of certain income tax matters.

(3)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 for a reconciliation of this measure to GAAP and a discussion of management’s reasoning for using such measure.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
We have divided our "Management's Discussion and Analysis of Financial Condition and Results of Operations" into the following six sections:

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
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of stores with 1,725 full-line and specialty retail stores in the United States, operating through Kmart and Sears. Further, we operate a number of websites under the Sears.com and Kmart.com banners which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way® connects all of the ways members shop - in store, at home, online and by phone.
Through the third quarter of 2014, we conducted our operations in three business segments: Kmart, Sears Domestic and Sears Canada. As a result of the de-consolidation of Sears Canada as described in Note 2 of Notes to the Consolidated Financial Statements, Sears Canada is no longer an operating or reportable segment. We now conduct our operations in two business segments: Kmart and Sears Domestic. The nature of operations conducted within each of these segments is discussed within the "Business Segments" section of Item 1 in this report on Form 10-K. Our business segments have been determined in accordance with accounting standards regarding the determination, and reporting, of business segments.
Our focus in 2014 continued to revolve around progressing in our transformation to a member-centric retailer that meets our members’ needs wherever, whenever and however they want to shop, which we believe will position us for enhanced growth and profitability to create long-term shareholder value. We are anticipating and adapting to the way members and customers shop by working to better understand the people we serve through data that allows us to understand not only what, but also why people buy, and then creating experiences around that. While challenging, we are making progress in our transformation, as evidenced by our improvement in profitability in the second half of the year and in our member-engagement. We are committed to our transformation of Sears Holdings from a traditional "store-only" based retailer to a more asset-light, member-centric integrated retailer.
At the core of this transformation is a change in perspective. We are shifting from being product centric to member centric; from transacting with customers to building relationships with our members; from focusing on driving our customers to our store network to building integrated retail capabilities that leverage the store network to create solutions that allow us to better serve our members. Our Member-Centric Integrated Retail model is built on the foundation provided by two separate and distinct platforms: Shop Your Way®, our membership platform, and Integrated Retail, the technology platform that connects our members to our integrated ecosystem of retail channels and member touchpoints. We believe these platforms have the potential to scale across our member base and we will continue to further enhance our products and services to create a more engaging platform on which to deliver value to our members.
As we enter fiscal 2015, there are three critical areas that we are focusing on in our transformation:
•Restoring profitability to our Company
•Focusing on the Future: Our Best Members, Our Best Stores and Our Best Categories
•Enhancing our Financial Flexibility
Restoring Profitability To Our Company
We are primarily focusing on profitability instead of revenues, market share and other metrics which relate to, but do not necessarily drive profit. This means we will be making material changes in some of the underlying business models that have been challenged for many years, such as Consumer Electronics, where we have experienced significant losses since 2010. We intend to continue to operate in most of these businesses, but with a very different approach to serving our members than in the past. This change in approach may negatively impact our sales; however, it should also reduce the risk of material profit declines. We believe that our focus on profitability will contribute to a meaningful improvement in performance in 2015 and beyond and we are seeing early signs of this progress as part of our most recent quarterly results.
Focusing on the Future: Our Best Members, Our Best Stores and Our Best Categories
We have a very substantial member base with more than 70% of sales being derived from Shop Your Way® members. We are applying our resources towards better understanding the wants and needs of Our Best Members so that we can apply these learnings towards increasing engagement and strengthening our relationships with all of our existing members. We believe that by building these relationships there is significant opportunity for growth through member retention.
As we shift from a Traditional Store Network Model to our Member-Centric Integrated Retail Model, we will focus on Our Best Stores and will continue to optimize the productivity of our space as we right-size, redeploy and highlight the value of our assets, including our substantial real estate portfolio.
Finally, we are the market leader in several of the key categories in which we do business, such as Home Appliances, Home Services and Fitness Equipment and we continue to invest in Our Best Categories to further reinforce that leadership position.
Enhancing Our Financial Flexibility
We remain focused on ensuring that we will continue to have the financial flexibility to meet all of our obligations while funding our transformation. In fiscal 2014, we raised approximately $2.3 billion from a variety of asset reconfiguration and financing activities, including the separation of Lands' End, the sale of a significant portion of our stake in Sears Canada and the issuance of Senior Unsecured Notes in November.
We are continuing our efforts to develop Sears Holdings as a membership company, without the significant asset intensity of its traditional retail business. To this end, we announced in November 2014 that we have been exploring the formation of a Real Estate Investment Trust ("REIT") to purchase some of our properties and to manage them like a pure real estate company. While we can offer no assurances that such a transaction will be consummated, we have made progress and are proceeding towards its formation and separation, which is projected to occur in May or June of this year. We are currently targeting between 200 and 300 Sears and Kmart stores to be sold to the REIT with expected proceeds to Sears Holdings in excess of $2.0 billion.
We anticipate that the REIT would enable us to continue and to accelerate many of the activities that we have been pursuing over the past several years. Specifically, we have been working to partner with other retailers and mall owners to enable us to reduce the operating footprint of our stores to smaller, but still significant spaces, while leasing part of the store to retailers who will bring increased foot traffic and relevance to our locations.

The completion of a REIT transaction has the potential to make a significant transformation in our capital structure, toward a structure that is more flexible, long-term oriented and less dependent on inventory and receivables. We would hope to maintain a long-term presence in each location while allowing Sears Holdings to still have the flexibility to make strategic business decisions should those locations prove unprofitable in the future. We believe that many locations can be re-purposed with or without Sears Holdings as an anchor, which would give the REIT the potential for value creation, as well as downside protection if Sears Holdings were unable to continue to operate certain stores profitably.

RESULTS OF OPERATIONS
Fiscal Year
Our fiscal year end is the Saturday closest to January 31 each year. Fiscal years 2014 and 2013 consisted of 52 weeks while fiscal year 2012 consisted of 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal year	Ended	Weeks
2014	January 31, 2015	52
2013	February 1, 2014	52
2012	February 2, 2013	53

Holdings' Consolidated Results
Holdings' consolidated results of operations for 2014, 2013 and 2012 are summarized as follows:

millions, except per share data	2014	2013	2012
REVENUES
Merchandise sales and services	$31,198	$36,188	$39,854
COSTS AND EXPENSES
Cost of sales, buying and occupancy	24,049	27,433	29,340
Gross margin dollars	7,149	8,755	10,514
Gross margin rate	22.9%	24.2%	26.4%
Selling and administrative	8,220	9,384	10,660
Selling and administrative expense as a percentage of revenues	26.3%	25.9%	26.7%
Depreciation and amortization	581	732	830
Impairment charges	63	233	330
Gain on sales of assets	(207)	(667)	(468)
Total costs and expenses	32,706	37,115	40,692
Operating loss	(1,508)	(927)	(838)
Interest expense	(313)	(254)	(267)
Interest and investment income	132	207	94
Other income	4	2	1
Loss before income taxes	(1,685)	(972)	(1,010)
Income tax expense	(125)	(144)	(44)
Net loss	(1,810)	(1,116)	(1,054)
(Income) loss attributable to noncontrolling interests	128	(249)	124
NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(1,682)	$(1,365)	$(930)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Diluted loss per share	$(15.82)	$(12.87)	$(8.78)
Diluted weighted average common shares outstanding	106.3	106.1	105.9

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Domestic comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a benefit of approximately 120 basis points and 60 basis points, respectively, for 2014 and 2013. In addition, domestic comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a negative impact of approximately 10 basis points and a positive impact of 10 basis points for 2014 and 2013, respectively.
Domestic comparable store sales results for 2014 were calculated based on the 52-week period ended January 31, 2015 as compared to the comparable 52-week period in the prior year. As previously noted, fiscal 2013 was comprised of the 52-week period ended February 1, 2014, while fiscal 2012 was comprised of the 53-week period ended February 2, 2013. This one week shift had no impact on the domestic comparable store sales results reported herein due to the fact that for purposes of reporting domestic comparable store sales results for 2013, weeks one through 52 for fiscal 2013 have been compared to weeks two through 53 for fiscal year 2012, thereby eliminating the impact of the one week shift.
2014 Compared to 2013
Net Loss Attributable to Holdings' Shareholders
We recorded a net loss attributable to Holdings' shareholders of $1.7 billion ($15.82 loss per diluted share) and $1.4 billion ($12.87 loss per diluted share) for 2014 and 2013, respectively. Our results for 2014 and 2013 were affected by a number of significant items. Our net loss as adjusted for these significant items was $830 million ($7.81 loss per diluted share) for 2014 and $792 million ($7.46 loss per diluted share) for 2013. The increase in net loss for the year primarily reflected a decline in gross margin, which resulted from both a decline in revenues, as well as a decline in gross margin rate, partially offset by a decrease in selling and administrative expenses.
In addition to our net loss from continuing operations determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") measurement as well as Adjusted Earnings per Share ("Adjusted EPS").
Adjusted EBITDA is computed as net loss attributable to Sears Holdings Corporation appearing on the Statements of Operations excluding income (loss) attributable to noncontrolling interests, income tax expense, interest expense, interest and investment income, other income, depreciation and amortization and gain on sales of assets. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
While Adjusted EBITDA and Domestic Adjusted EBITDA are non-GAAP measurements, management believes that they are important indicators of ongoing operating performance, and useful to investors, because:

•	EBITDA excludes the effects of financings and investing activities by eliminating the effects of interest and depreciation costs;

•	Management considers gains/(losses) on the sale of assets to result from investing decisions rather than ongoing operations; and

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results. Adjustments to EBITDA include impairment charges related to fixed assets and intangible assets, pension settlements, closed store and severance charges, domestic pension expense, expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses, the Lands' End separation, the Sears Canada de-consolidation and the SHO separation. We have adjusted our results for these items to make our statements more comparable and therefore more useful to investors as the items are not representative of our ongoing operations and reflect past investment decisions.

Adjusted EBITDA was determined as follows:

millions	2014	2013	2012
Net loss attributable to Holdings per statement of operations	$(1,682)	$(1,365)	$(930)
Income (loss) attributable to noncontrolling interests	(128)	249	(124)
Income tax expense	125	144	44
Interest expense	313	254	267
Interest and investment income	(132)	(207)	(94)
Other income	(4)	(2)	(1)
Operating loss	(1,508)	(927)	(838)
Depreciation and amortization	581	732	830
Gain on sales of assets	(207)	(667)	(468)
Before excluded items	(1,134)	(862)	(476)

Closed store reserve and severance	224	130	140
Domestic pension expense	89	162	165
Other expenses (1)	50	—	12
Impairment charges	63	233	330
Pension settlements	—	—	455
Adjusted EBITDA	(708)	(337)	626
Lands' End separation	(10)	(150)	(108)
SHO separation	—	—	(90)
Adjusted EBITDA as defined (2)	$(718)	$(487)	$428

Sears Canada segment	71	(3)	(69)
Domestic Adjusted EBITDA as defined (2)	$(647)	$(490)	$359

(1) Consists of expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.
(2) Adjusted for the results of the Lands' End business and SHO which were included in our results of operations prior to the respective separations.

Adjusted EBITDA for our segments was as follows:

	2014				2013				2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating income (loss) per statement of operations	$(422)	$(920)	$(166)	$(1,508)	$(351)	$(940)	$364	$(927)	$5	$(656)	$(187)	$(838)
Depreciation and amortization	95	437	49	581	129	511	92	732	147	578	105	830
(Gain) loss on sales of assets	(103)	(105)	1	(207)	(66)	(63)	(538)	(667)	(37)	(261)	(170)	(468)
Before excluded items	(430)	(588)	(116)	(1,134)	(288)	(492)	(82)	(862)	115	(339)	(252)	(476)

Closed store reserve and severance	142	55	27	224	89	(31)	72	130	76	44	20	140
Domestic pension expense	—	89	—	89	—	162	—	162	—	165	—	165
Other expenses (1)	43	4	3	50	—	—	—	—	—	9	3	12
Impairment charges	29	19	15	63	70	150	13	233	10	25	295	330
Pension settlements	—	—	—	—	—	—	—	—	—	452	3	455
Adjusted EBITDA	(216)	(421)	(71)	(708)	(129)	(211)	3	(337)	201	356	69	626

Lands' End separation	—	(10)	—	(10)	—	(150)	—	(150)	—	(108)	—	(108)
SHO Separation	—	—	—	—	—	—	—	—	—	(90)	—	(90)
Adjusted EBITDA as defined (2)	$(216)	$(431)	$(71)	$(718)	$(129)	$(361)	$3	$(487)	$201	$158	$69	$428
% to revenues (3)	(1.8)%	(2.6)%	(3.4)%	(2.3)%	(1.0)%	(2.0)%	0.1%	(1.4)%	1.4%	0.9%	1.6%	1.2%

(1) Consists of expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.
(2) Adjusted for the results of the Lands' End business and SHO which were included in our results of operations prior to the respective separations.
(3) Excludes revenues of the Lands' End business and SHO which were included in our results of operations prior to the respective separations.
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

•
Domestic pension expense – Contributions to our pension plans remain a significant use of our cash on an annual basis. Cash contributions to our pension and postretirement plans are separately disclosed on the cash flow statement. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, we have a legacy pension obligation for past service performed by Kmart and Sears associates. The annual pension expense included in our statement of operations related to these legacy domestic pension plans was relatively minimal in years prior to 2009. However, due to the severe decline in the capital markets that occurred in the latter part of 2008, and the resulting abnormally low interest rates, which continue to persist, our domestic pension expense was $89 million in 2014, $162 million in 2013 and $165 million in 2012. Pension expense is comprised of interest cost, expected return on plan assets and amortization of experience losses. This adjustment eliminates the entire pension expense from the statement of operations to improve comparability. Pension expense is included in the determination of Net Income.

The components of the adjustments to EBITDA related to domestic pension expense were as follows:

millions	2014	2013	2012
Components of net periodic expense:
Interest cost	$221	$219	$291
Expected return on plan assets	(247)	(224)	(291)
Amortization of experience losses	115	167	165
Net periodic expense	$89	$162	$165
In accordance with GAAP, we recognize on the balance sheet actuarial gains and losses for defined benefit pension plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. For income statement purposes, these actuarial gains and losses are recognized throughout the year through an amortization process. The Company recognizes in its results of operations, as a corridor adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Accumulated gains/losses that are inside the 10% corridor are not recognized, while accumulated actuarial gains/losses that are outside the 10% corridor are amortized over the "average future service" of the population and are included in the amortization of experience losses line item above.
Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions. Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business and that do not have an immediate, corresponding impact on the benefits provided to eligible retirees. For further information on the actuarial assumptions and plan assets referenced above, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies and Estimates - Defined Benefit Pension Plans, and Note 7 of Notes to Consolidated Financial Statements.

•
Pension settlements – In 2012, the Company amended its domestic pension plan and offered a one-time voluntary lump sum payment option in an effort to reduce its long-term pension obligations and ongoing annual pension expense. The pension settlements were funded from existing pension plan assets. In connection with this transaction, the Company incurred a charge to operations as a result of the requirement to expense the unrealized actuarial losses. The charge had no effect on equity because the unrealized actuarial losses are already recognized in accumulated other comprehensive income/(loss). Accordingly, the effect on retained earnings was offset by a corresponding reduction in accumulated other comprehensive loss.

•	Lands' End separation – The results of the Lands' End business that were included in our results of operations prior to the separation.

•	SHO separation – The results of the Sears Hometown and Outlet businesses that were included in our results of operations prior to the separation.

The following tables set forth results of operations on a GAAP and "As Adjusted" basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Consolidated Statements of Operations during the years 2014, 2013 and 2012.

	Year Ended January 31, 2015
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Domestic Closed Store Reserve, Store Impairments and Severance	Domestic Gain on Sales of Assets	Other Expenses	Gain on Sears Canada Disposition	Domestic Tax Matters	Sears Canada Segment	Lands' End Separation	As Adjusted(1)
Gross margin impact	$7,149	$—	$68	$—	$—	$—	$—	$(502)	$(87)	$6,628
Selling and administrative impact	8,220	(89)	(129)	—	(47)	—	—	(603)	(77)	7,275
Depreciation and amortization impact	581	—	(8)	—	—	—	—	(49)	(3)	521
Impairment charges impact	63	—	(48)	—	—	—	—	(15)	—	—
Gain on sales of assets impact	(207)	—	—	87	—	—	—	(1)	—	(121)
Operating loss impact	(1,508)	89	253	(87)	47	—	—	166	(7)	(1,047)
Interest expense impact	(313)	—	—	—	—	—	—	5	—	(308)
Interest and investment income impact	132	—	—	—	—	(70)	—	(38)	—	24
Other income impact	4	—	—	—	—	—	—	(4)	—	—
Income tax expense impact	(125)	(33)	(95)	33	(18)	26	574	136	3	501
Loss attributable to noncontrolling interests impact	128	—	—	—	—	—	—	(128)	—	—
After tax and noncontrolling interests impact	(1,682)	56	158	(54)	29	(44)	574	137	(4)	(830)
Diluted loss per share impact	$(15.82)	$0.53	$1.48	$(0.51)	$0.27	$(0.41)	$5.40	$1.29	$(0.04)	$(7.81)
(1) Adjusted for the results of the Lands' End and Sears Canada businesses which were included in our results prior to the separation/disposition.

	Year Ended February 1, 2014
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Domestic Closed Store Reserve, Store Impairments and Severance	Domestic Gain on Sales of Assets	Domestic Tax Matters	Sears Canada Segment	Lands' End Separation	As Adjusted(1)
Gross margin impact	$8,755	$—	$56	$—	$—	$(1,016)	$(616)	$7,179
Selling and administrative impact	9,384	(162)	(2)	—	—	(1,085)	(466)	7,669
Depreciation and amortization impact	732	—	(11)	—	—	(92)	(22)	607
Impairment charges impact	233	—	(220)	—	—	(13)	—	—
Gain on sales of assets impact	(667)	—	—	67	—	538	—	(62)
Operating loss impact	(927)	162	289	(67)	—	(364)	(128)	(1,035)
Interest expense impact	(254)	—	—	—	—	1	—	(253)
Interest and investment income impact	207	—	—	—	—	(187)	—	20
Other income impact	2	—	—	—	—	(2)	—	—
Income tax expense impact	(144)	(60)	(109)	26	655	59	49	476
Income attributable to noncontrolling interests impact	(249)	—	—	—	—	249	—	—
After tax and noncontrolling interests impact	(1,365)	102	180	(41)	655	(244)	(79)	(792)
Diluted loss per share impact	$(12.87)	$0.96	$1.70	$(0.39)	$6.17	$(2.30)	$(0.73)	$(7.46)
(1) Adjusted for the results of the Lands' End and Sears Canada businesses which were included in our results prior to the separation/disposition.

	Year Ended February 2, 2013
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Domestic Closed Store Reserve, Store Impairments and Severance	Domestic Gain on Sales of Assets	Domestic Transaction Costs	Domestic Pension Settlements	Domestic Tax Matters	Sears Canada Segment	Lands' End Separation	SHO Separation	As Adjusted(2)
Gross margin impact	$10,514	$—	$35	$—	$—	$—	$—	$(1,235)	$(606)	$(432)	$8,276
Selling and administrative impact	10,660	(165)	(83)	—	(9)	(452)	—	(1,192)	(501)	(343)	7,915
Depreciation and amortization impact	830	—	(22)	—	—	—	—	(105)	(23)	(6)	674
Impairment charges impact	330	—	(35)	—	—	—	—	(295)	—	—	—
Gain on sales of assets impact	(468)	—	—	256	—	—	—	170	—	—	(42)
Operating loss impact	(838)	165	175	(256)	9	452	—	187	(82)	(83)	(271)
Interest expense impact	(267)	—	—	—	—	—	—	9	—	—	(258)
Interest and investment income impact	94	—	—	—	—	—	—	(51)	—	—	43
Other income impact	1	—	—	—	—	—	—	(2)	—	—	(1)
Income tax expense impact	(44)	(62)	(66)	96	(3)	—	164	32	32	33	182
Loss attributable to noncontrolling interests impact	124	—	—	—	—	—	—	(124)	—	—	—
After tax and noncontrolling interest impact	(930)	103	109	(160)	6	452	164	51	(50)	(51)	(306)
Diluted loss per share impact	$(8.78)	$0.97	$1.03	$(1.51)	$0.06	$4.27	$1.55	$0.48	$(0.47)	$(0.48)	$(2.88)
(2) Adjusted to reflect the results of the Lands' End, Sears Canada and Sears Hometown and Outlet businesses that were included in our results of operations prior to the respective separations.
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

•
Sears Canada Segment - The results of the Sears Canada business that were included in our results of operations prior to the disposition. The adjustment also includes the valuation allowance that was recorded in the third quarter of 2014 prior to the de-consolidation of Sears Canada.

Revenues and Comparable Store Sales
Revenues decreased $5.0 billion, or 13.8%, to $31.2 billion in 2014, as compared to revenues of $36.2 billion in 2013. Much of the decline related to actions we took during 2014 to streamline our operations and focus on our transformation into a member-centric retailer. The revenue decrease included a decrease of $1.7 billion associated with Sears Canada, which was de-consolidated in October 2014, $1.3 billion from the separation of the Lands’ End business, which was completed on April 4, 2014, and $1.3 billion in less revenue from fewer Kmart and Sears Full-line stores. Revenues in 2014 also declined as a result of lower domestic comparable store sales, which accounted for $421 million of the decline. Finally, we also experienced a revenue decline in our Home Services business during 2014, as well as a decline in delivery revenues, which when combined, accounted for $145 million of the decline and a decline in our revenues from SHO of $119 million.
Sears Canada's revenue decline of $1.7 billion was predominantly driven by the de-consolidation of Sears Canada, which occurred on October 16, 2014 and accounted for $1.3 billion of the revenue decline. Revenues also declined due to an 8.0% decline in comparable store sales, which accounted for an additional $161 million of the decline, as well as the effect of having fewer stores in operation, which accounted for $97 million of the decline. Sears Canada experienced declines in the Home Services business, which accounted for $27 million of the decline. Revenues also included a decrease of $125 million due to foreign currency exchange rates.
Domestic comparable store sales declined 1.8%, comprised of decreases of 1.4% at Kmart and 2.1% at Sears Domestic. The decline at Kmart reflects positive performance in several categories, most notably apparel and jewelry, offset by declines in the consumer electronics and grocery & household categories. Excluding the impact of the consumer electronics and grocery & household goods businesses, comparable store sales would have increased 0.8% for the year. Excluding the impact of consumer electronics, Sears Domestic comparable store sales would have decreased 0.5%, reflecting improved performance in the home appliance and mattress categories offset by declines in Sears Auto Centers, apparel and lawn & garden.
Gross Margin
Gross margin declined $1.6 billion to $7.1 billion in 2014 from $8.8 billion in 2013 due to the above noted decline in revenues, as well as a decline in gross margin rate. Gross margin for 2014 included gross margin of $87 million from the Lands' End business prior to the separation as compared to $616 million in 2013, as well as gross margin of $502 million and $1.0 billion from the Sears Canada segment in 2014 and 2013, respectively. Gross margin also included expenses of $68 million and $56 million in 2014 and 2013, respectively, related to store closings.
The gross margin rate for both Kmart and Sears Domestic for the year were impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way® points, predominantly in the first half of the year. As compared to the prior year, Kmart's gross margin rate decreased 50 basis points primarily driven by decreases in home, consumer electronics and seasonal, which were partially offset by an improvement in the apparel category. Sears Domestic's gross margin rate decreased 140 basis points in 2014 primarily driven by decreases in apparel, tools, home and consumer electronics, partially offset by an improvement in mattresses.
Selling and Administrative Expenses
Selling and administrative expenses decreased $1.2 billion to $8.2 billion in 2014 from $9.4 billion in 2013. Domestic selling and administrative decreased $682 million in 2014 and included significant items such as expenses related to our domestic pension plan, store closings and severance totaling $218 million and $164 million in 2014 and 2013, respectively, as well as expenses of $47 million in 2014 for expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses. In addition, 2014 included expenses of $77 million from the Lands' End business prior to the separation as compared to $466 million in 2013. Excluding these items, domestic selling and administrative expenses declined $394 million primarily due to decreases in payroll and advertising expenses.
Selling and administrative expenses as a percentage of revenues ("selling and administrative expense rate") were 26.3% and 25.9% for 2014 and 2013, respectively, and increased primarily as the decrease in overall selling and administrative expenses was offset by lower expense leverage due to the above noted decline in revenues.

Depreciation and Amortization
Depreciation and amortization expense decreased by $151 million during 2014 to $581 million and included charges of $8 million and $11 million in 2014 and 2013, respectively, taken in connection with store closings. Depreciation and amortization expense also included expense of $52 million and $114 million related to Sears Canada and the Lands' End business in 2014 and 2013, respectively. The decrease in 2014 is primarily due to having fewer assets available for depreciation.
Impairment Charges
We recorded impairment charges of $63 million and $233 million in 2014 and 2013, respectively, related to the impairment of long-lived assets. Impairment charges recorded in both years are described further in Note 13 in Notes to Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets of $207 million in 2014 and $667 million in 2013, which were primarily attributable to several significant real estate transactions.
The gain on the sales of assets in 2014 included a gain of $64 million recognized on the sale of three Sears Full-line stores for which we received $106 million of cash proceeds, $13 million recognized on the sale of a distribution facility in our Sears Domestic segment for which we received $16 million of cash proceeds and a gain of $10 million recognized on the sale of a Kmart store for which we received $10 million of cash proceeds.
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
Operating Loss
We recorded an operating loss of $1.5 billion and $927 million in 2014 and 2013, respectively. The operating loss for 2014 included expenses related to domestic pension plans, store closings, store impairments, severance, expenses associated with legal matters, transactions costs and other expenses, as well as operating loss from Sears Canada, operating income from the Lands' End business and gains on the sales of assets, which aggregated to expense of $461 million. The operating loss for 2013 included expenses related to domestic pension plans, store closings, store impairments and severance, as well as operating income from Sears Canada, operating income from the Lands' End business and gains on the sales of assets, which aggregated to operating income of $108 million. Excluding these items, we would have reported an operating loss of $1.0 billion in both 2014 and 2013.
Interest Expense
We incurred $313 million and $254 million in interest expense during 2014 and 2013, respectively. The increase is due to an increase in average outstanding borrowings in 2014.
Interest and Investment Income
We recorded interest and investment income of $132 million and $207 million during 2014 and 2013, respectively. During 2014, investment income included a gain of $70 million on the de-consolidation of Sears Canada as a result of the rights offering, as well as a gain of $35 million related to the sale of joint venture interests for which Sears Canada received $65 million ($71 million Canadian) in cash proceeds. During 2013, investment income included a gain of $163 million related to the sale of 50% joint venture interests in eight properties Sears Canada owned with The Westcliff Group of Companies, for which Sears Canada received $270 million ($297 million Canadian) in cash proceeds.

Income Taxes
Our effective tax rate for 2014 was 7.4% compared to 14.8% in 2013. The application of the requirements for accounting for income taxes, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income/loss. Our tax rate in 2014 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. The 2014 rate was negatively impacted by a valuation allowance established on Sears Canada’s deferred tax assets in the third quarter, prior to de-consolidation, and increased foreign taxes in Puerto Rico resulting from a new tax law change, which became effective during the second quarter of 2014. These items were partially offset by state audit settlements and statute expirations. In addition, the 2014 rate was favorably impacted by the book to tax difference for the original issue discount relating to the $625 million 8% senior unsecured notes issued in November 2014, which resulted in the creation of a deferred tax liability through additional paid-in capital and a valuation allowance reversal through continuing operations.
2013 Compared to 2012
Net Loss Attributable to Holdings' Shareholders
We recorded a net loss attributable to Holdings' shareholders of $1.4 billion ($12.87 loss per diluted share) and $930 million ($8.78 loss per diluted share) for 2013 and 2012, respectively. Our results for 2013 and 2012 were affected by a number of significant items. Our net loss as adjusted for these significant items was $792 million ($7.46 loss per diluted share) for 2013 and $306 million ($2.88 loss per diluted share) for 2012. The increase in net loss for the year reflected a decline in gross margin, which resulted from both a decline in revenues as well as a decline in gross margin rate of 220 basis points, partially offset by a decrease in selling and administrative expenses.
Revenues and Comparable Store Sales
Revenues decreased $3.7 billion, or 9.2%, to $36.2 billion in 2013, as compared to revenues of $39.9 billion in 2012. The revenue decrease was primarily due to the effect of having fewer Kmart and Sears Full-line stores in operation, which accounted for approximately $1.1 billion of the decline, as well as lower domestic comparable store sales, which accounted for approximately $1.0 billion of the decline. Revenues for the year were also impacted by approximately $490 million attributable to the separation of SHO, which occurred in the third quarter of 2012. The prior year's first nine months, which included the separation of SHO, included revenues of approximately $1.7 billion related to SHO merchandise sales to its customers, as well as $70 million for merchandise sold to SHO for resale which occurred after the separation. The first nine months of 2013, included revenues from SHO of approximately $1.3 billion, primarily related to merchandise sold to SHO for resale. Fiscal 2012 also benefited from approximately $500 million of revenue attributable to the 53rd week. Sears Canada had a 2.7% decline in comparable store sales during 2013, which accounted for approximately $85 million of the decline. In addition, Sears Canada revenues experienced declines in 2013 of approximately $150 million as a result of a new licensing arrangement related to the Sears Home Improvements Product Services ("SHIPS"), and approximately $70 million due to the closure of four Full-line stores in Sears Canada that occurred in 2012. Finally, Sears Canada revenues in 2013 included a decrease of $157 million due to foreign currency exchange rates.
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
Gross Margin
Gross margin declined $1.8 billion to $8.8 billion in 2013 from $10.5 billion in 2012 due to the above noted decline in revenues, as well as a decline in gross margin rate. Gross margin included significant items, as noted in our Adjusted Earnings Per Share tables, which aggregated to $1.6 billion and $2.2 billion in 2013 and 2012, respectively. Excluding these items, gross margin decreased $1.1 billion.

The gross margin rate for both Kmart and Sears Domestic for the year were impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way® points. As compared to the prior year, Kmart's gross margin rate for 2013 declined 170 basis points, with decreases experienced in a majority of categories, particularly apparel and grocery & household. Sears Domestic's gross margin rate declined 260 basis points in 2013 due to selling merchandise to SHO at cost pursuant to the terms of the separation as expected and previously disclosed, which accounted for approximately 120 basis points of the decline. Sears Domestic experienced margin decreases in the home appliance and apparel categories. Sears Canada's gross margin rate declined 190 basis points in 2013 due to an increase in inventory reserve requirements.
Selling and Administrative Expenses
Selling and administrative expenses decreased $1.3 billion to $9.4 billion in 2013 from $10.7 billion in 2012 and included significant items which aggregated to $1.7 billion and $2.7 billion in 2013 and 2012, respectively. Excluding these items, selling and administrative expenses declined $246 million primarily due to a decrease in payroll expense.
Selling and administrative expense rates were 25.9% and 26.7% for 2013 and 2012, respectively, and decreased primarily as the decrease in overall selling and administrative expenses, was partially offset by lower expense leverage due to the above noted decline in revenues.
Depreciation and Amortization
Depreciation and amortization expense decreased by $98 million during 2013 to $732 million and included significant items which aggregated to $125 million and $156 million in 2013 and 2012, respectively. The overall decrease in expense in 2013 is primarily due to having fewer assets available for depreciation.
Impairment Charges
We recorded impairment charges of $233 million and $330 million in 2013 and 2012, respectively, related to the impairment of long-lived assets and goodwill, which included impairment charges of $13 million and $295 million, respectively, from Sears Canada. During 2012, we recorded impairment charges of $295 million related to the impairment of goodwill at Sears Canada. Impairment charges recorded in both years are described further in Notes 12 and 13 in Notes to Consolidated Financial Statements.
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

Operating Loss
We recorded an operating loss of $927 million and $838 million in 2013 and 2012, respectively. Operating loss included significant items which aggregated to operating income of $108 million and operating expense of $567 million in 2013 and 2012, respectively. Excluding these items, operating loss increased $764 million in 2013 compared to 2012 primarily due to the above noted declines in revenues and gross margin rate, which were partially offset by a decline in selling and administrative expenses.
Interest Expense
We incurred $254 million and $267 million in interest expense during 2013 and 2012, respectively. The decrease is due to a lower average interest rate on outstanding borrowings in 2013.
Interest and Investment Income
We recorded interest and investment income of $207 million and $94 million during 2013 and 2012, respectively, which included interest and investment income of $187 million and $51 million, respectively, from Sears Canada. During 2013, Sears Canada's investment income included a gain of $163 million related to the sale of 50% joint venture interests in eight properties Sears Canada owned with The Westcliff Group of Companies, for which Sears Canada received $270 million ($297 million Canadian) in cash proceeds.
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
Business Segment Results
Kmart
Kmart results and key statistics were as follows:

millions, except number of stores	2014	2013	2012
Merchandise sales and services	$12,074	$13,194	$14,567
Comparable store sales %	(1.4)%	(3.6)%	(3.7)%
Cost of sales, buying and occupancy	9,513	10,329	11,158
Gross margin dollars	2,561	2,865	3,409
Gross margin rate	21.2%	21.7%	23.4%
Selling and administrative	2,962	3,083	3,284
Selling and administrative expense as a percentage of total revenues	24.5%	23.4%	22.5%
Depreciation and amortization	95	129	147
Impairment charges	29	70	10
Gain on sales of assets	(103)	(66)	(37)
Total costs and expenses	12,496	13,545	14,562
Operating income (loss)	$(422)	$(351)	$5
Adjusted EBITDA	$(216)	$(129)	$201
Total Kmart stores	979	1,152	1,221

2014 Compared to 2013
Revenues and Comparable Store Sales
Kmart’s revenues decreased by $1.1 billion to $12.1 billion in 2014 due to the effect of having fewer stores in operation in 2014, which accounted for approximately $968 million of the decline. Revenues were also impacted by a decrease in comparable store sales of 1.4%, which accounted for approximately $170 million of the decline.
The decline in comparable store sales of 1.4% reflects positive performance in several categories, most notably apparel and jewelry, partially offset by declines in the consumer electronics and grocery & household goods categories. Excluding the impact of the consumer electronics and grocery & household goods businesses, comparable store sales would have increased 0.8% for the year.
Gross Margin
Kmart generated $2.6 billion in gross margin in 2014 compared to $2.9 billion in 2013. The decrease in Kmart’s gross margin is due to the above noted decrease in sales, as well as a decline in gross margin rate. Gross margin included $54 million and $45 million for markdowns recorded in connection with store closings during 2014 and 2013, respectively. Excluding these items, gross margin decreased $295 million.
Kmart's gross margin rate declined 50 basis points to 21.2% in 2014 from 21.7% in 2013, and was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way® points. The gross margin rate decline was primarily driven by decreases in home, consumer electronics and seasonal, which were partially offset by an improvement in the apparel category.
Selling and Administrative Expenses
Kmart’s selling and administrative expenses decreased $121 million in 2014. The decrease primarily reflects decreases in payroll and advertising expenses. Selling and administrative expenses for 2014 and 2013 were impacted by expenses of $88 million and $44 million, respectively, related to store closings and severance, while 2014 also included expenses associated with legal matters and other expenses of $43 million.
Kmart’s selling and administrative expense rate was 24.5% in 2014 and 23.4% in 2013 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased $34 million in 2014 to $95 million and included charges of $4 million and $9 million in 2014 and 2013, respectively, taken in connection with store closings. The overall decrease is primarily due to having fewer assets to depreciate.
Impairment charges
Kmart recorded impairment charges of $29 million and $70 million in 2014 and 2013, respectively, related to the impairment of long-lived assets. Impairment charges recorded during 2014 and 2013 are further described in Note 13 of Notes to Consolidated Financial Statements.
Gain on Sales of Assets
Kmart recorded total gains on sales of assets of $103 million and $66 million in 2014 and 2013, respectively, with the single largest gain recorded in 2014 consisting of a gain of $10 million related to the sale of one Kmart store for which the Company received $10 million in cash proceeds. The gains on sales of assets in 2013 included gains of $24 million related to the sale of two stores for which the Company received $24 million in cash proceeds.

Operating Loss
Kmart recorded an operating loss of $422 million in 2014 as compared to $351 million in 2013. Operating loss in 2014 included expenses related to store closings, store impairments, severance, expenses associated with legal matters and other expense, as well as gains on the sales of assets which aggregated to an operating expense of $208 million. Operating income in 2013 also included expenses related to store closings, store impairments and severance, as well as gains on sales of assets which aggregated to an operating expense of $144 million. Excluding these items, Kmart would have reported an operating loss of $214 million and $207 million in 2014 and 2013, respectively. This decline in operating performance was primarily the result of the above noted declines in sales and gross margin, partially offset by a decreases in selling and administrative and depreciation expenses.
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
Kmart's gross margin rate declined 170 basis points to 21.7% in 2013 from 23.4% in 2012, and was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way® points. The gross margin rate reflects decreases experienced in a majority of categories, particularly apparel and grocery & household.
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
Sears Domestic
Sears Domestic results and key statistics were as follows:

millions, except number of stores	2014	2013	2012
Merchandise sales and services	$17,036	$19,198	$20,977
Comparable store sales %	(2.1)%	(4.1)%	(1.4)%
Cost of sales, buying and occupancy	12,950	14,324	15,107
Gross margin dollars	4,086	4,874	5,870
Gross margin rate	24.0%	25.4%	28.0%
Selling and administrative	4,655	5,216	6,184
Selling and administrative expense as a percentage of total revenues	27.3%	27.2%	29.5%
Depreciation and amortization	437	511	578
Impairment charges	19	150	25
Gain on sales of assets	(105)	(63)	(261)
Total costs and expenses	17,956	20,138	21,633
Operating loss	$(920)	$(940)	$(656)
Adjusted EBITDA	$(421)	$(211)	$356
Lands' End separation	(10)	(150)	(108)
SHO separation	—	—	(90)
Adjusted EBITDA as defined(1)	$(431)	$(361)	$158
Number of:
Full-line stores	717	778	798
Specialty stores	29	50	54
Total Domestic Sears Stores	746	828	852
__________________
(1) Adjusted to reflect the results of the Lands' End and Sears Hometown and Outlet businesses that were included in our results of operations prior to the separation.

2014 Compared to 2013
Revenues and Comparable Store Sales
Sears Domestic's revenues decreased by $2.2 billion to $17.0 billion in 2014. The decline in revenue was driven by the separation of the Lands' End business, which was completed on April 4, 2014, and accounted for $1.3 billion of the decline, as well as the effect of having fewer Full-line stores in operation in 2014, which accounted for $311 million of the decline. Sears Domestic also experienced a revenue decline in its Home Services business in 2014 of $139 million, as well as a decline in revenues from SHO of $119 million. Revenues were also impacted by a decrease in comparable store sales of 2.1%, which accounted for $251 million of the decline.
Excluding the impact of consumer electronics, Sears Domestic comparable store sales would have decreased 0.5%, reflecting improved performance in the home appliance and mattress categories offset by declines in Sears Auto Centers, apparel and lawn & garden.
Gross Margin
Sears Domestic generated gross margin of $4.1 billion and $4.9 billion in 2014 and 2013, respectively. Gross margin for 2014 and 2013 included charges related to store closures of $14 million and $11 million, respectively, as well as gross margin of $87 million and $616 million from the Lands' End business in 2014 and 2013, respectively. Excluding these items, gross margin decreased $256 million.
Sears Domestic’s gross margin rate was 24.0% in 2014 and 25.4% in 2013 and was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way® points, predominantly in the first half of the year. The decrease in gross margin rate of 140 basis points in 2014 was primarily driven by decreases in apparel, tools, home and consumer electronics, partially offset by an improvement in mattresses.
Selling and Administrative Expenses
Sears Domestic’s selling and administrative expenses decreased $561 million in 2014 as compared to 2013. Selling and administrative expenses were impacted by expenses related to domestic pension plans, store closings and severance of $130 million and $120 million in 2014 and 2013, respectively. Selling and administrative expenses also included expenses of $77 million and $466 million related to the Lands' End business in 2014 and 2013, respectively, while 2014 also included $4 million of expenses related to legal matters and transactions costs associated with strategic initiatives. Excluding these items, selling and administrative expenses decreased by $186 million primarily due to declines in payroll and advertising expenses.
Sears Domestic’s selling and administrative expense rate was 27.3% in 2014 and 27.2% in 2013 and increased slightly as the above noted expense reduction was more than offset by the decline in sales noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased $74 million in 2014 to $437 million and included charges of $4 million and $2 million in 2014 and 2013, respectively, taken in connection with store closings. The decrease is primarily attributable to having fewer assets available for depreciation.
Impairment Charges
Sears Domestic recorded impairment charges of $19 million and $150 million in 2014 and 2013, respectively, related to the impairment of long-lived assets. Impairment charges recorded in both years are described further in Note 13 of Notes to Consolidated Financial Statements.
Gain on Sales of Assets
Sears Domestic recorded total gains on sales of assets of $105 million in 2014 and $63 million in 2013, which were primarily attributable to several significant real estate transactions. The gain on the sales of assets in 2014 included a gain of $64 million recognized on the sale of three Sears Full-line stores for which we received $106 million of cash proceeds and $13 million recognized on the sale of a distribution facility in our Sears Domestic segment for which we received $16 million of cash proceeds. The gain on sales of assets in 2013 included a gain of $43 million related to the sale of a store previously operated under The Great Indoors format and two Sears Full-line stores for which the Company received $74 million in proceeds.
Operating Loss
Sears Domestic reported an operating loss of $920 million in 2014 compared to $940 million in 2013. Sears Domestic’s operating loss in 2014 included expenses related to domestic pension plans, store closings, store impairments, severance, expenses associated with legal matters and transactions costs, as well as operating income from the Lands' End business and gains on the sales of assets which aggregated to an operating expense of $87 million. Operating loss in 2013 included expenses related to domestic pension plans, store closings, store impairments and severance, as well as operating income from the Lands' End business and gains on the sales of assets, which aggregated to an operating expense of $112 million. Excluding these items, Sears Domestic would have reported an operating loss of $833 million and $828 million in 2014 and 2013, respectively. The slight increase in operating loss in 2014 was driven by the above noted decline in sales and gross margin, partially offset by a decreases in selling and administrative and depreciation expenses.
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
Sears Domestic comparable store sales declined 4.1%, which reflects decreases in most categories including the home appliance, consumer electronics, tools and lawn & garden categories, as well as declines at Sears Auto Centers, partially offset by increases in the home and footwear categories.
Gross Margin
Sears Domestic generated gross margin dollars of $4.9 billion and $5.9 billion in 2013 and 2012, respectively. Gross margin included significant items which aggregated to $605 million and $1.0 billion in 2013 and 2012, respectively. Excluding these items, gross margin decreased $577 million.
Sears Domestic’s gross margin rate was 25.4% in 2013 and 28.0% in 2012. The decrease of 260 basis points in 2013 was due to selling merchandise to SHO at cost pursuant to the terms of the separation as expected and previously disclosed, which accounted for approximately 120 basis points of the decline. Gross margin rate was also impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way® points. Sears Domestic experienced margin decreases in the home appliances and apparel categories.
Selling and Administrative Expenses
Sears Domestic’s selling and administrative expenses decreased $968 million in 2013 as compared to 2012. Selling and administrative expenses included significant items which aggregated to $586 million and $1.5 billion in 2013 and 2012, respectively. Excluding these items, selling and administrative expenses decreased by $56 million primarily due to a decline in payroll expenses.
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
Operating Loss
Sears Domestic reported an operating loss of $940 million in 2013 compared to $656 million in 2012. Sears Domestic’s operating loss in 2013 and 2012 included significant items which aggregated to operating expense of $112 million and $296 million, respectively. Excluding these items, Sears Domestic would have reported an operating loss of $828 million and $360 million in 2013 and 2012, respectively. The increase in operating loss in 2013 was driven by the above noted decline in sales and gross margin, partially offset by a decrease in selling and administrative expenses.

Sears Canada
Sears Canada conducts similar retail operations as Sears Domestic. As previously noted, the Company completed a rights offering for a portion of its interest in Sears Canada in the third quarter of 2014. As such, the Company no longer maintained control of Sears Canada resulting in the de-consolidation of Sears Canada on October 16, 2014.
Sears Canada results and key statistics were as follows:

millions, except number of stores	2014	2013	2012
Merchandise sales and services	$2,088	$3,796	$4,310
Comparable sales %	(8.0)%	(2.7)%	(5.6)%
Cost of sales, buying and occupancy	1,586	2,780	3,075
Gross margin dollars	502	1,016	1,235
Gross margin rate	24.0%	26.8%	28.7%
Selling and administrative	603	1,085	1,251
Selling and administrative expense as a percentage of total revenues	28.9%	28.6%	29.0%
Depreciation and amortization	49	92	105
Impairment charges	15	13	295
(Gain) loss on sales of assets	1	(538)	(170)
Total costs and expenses	2,254	3,432	4,497
Operating income (loss)	$(166)	$364	$(187)
Adjusted EBITDA	$(71)	$3	$69
Number of:
Full-line stores	—	118	118
Specialty stores	—	331	357
Total Sears Canada Stores	—	449	475
2014 Compared to 2013
Revenues and Comparable Store Sales
Sears Canada's revenues decreased $1.7 billion for 2014 as compared to the same period last year primarily driven by the de-consolidation of Sears Canada which occurred on October 16, 2014 and accounted for approximately $1.3 billion of the revenue decline. Revenues also declined due to an 8.0% decline in comparable store sales through the date of de-consolidation, which accounted for $161 million of the decline, as well as the effect of having fewer stores in operation, which accounted for $97 million of the decline. Sears Canada also experienced declines in the Home Services business, which accounted for $27 million of the decline. Revenues also included a decrease of $125 million due to foreign currency exchange rates.
Gross Margin
Gross margin dollars decreased $514 million in 2014 to $502 million and included a $28 million decrease due to the impact of exchange rates and was affected by the de-consolidation on October 16, 2014.
Sears Canada’s gross margin rate decreased 280 basis points to 24.0%, in 2014 from 26.8% in 2013.
Selling and Administrative Expenses
For 2014, Sears Canada’s selling and administrative expenses decreased $482 million, and included a decrease of $37 million due to the impact of exchange rates and was affected by the de-consolidation on October 16, 2014.

Sears Canada’s selling and administrative expense rate was 28.9% in 2014 and 28.6% in 2013.
Impairment Charges
We recorded impairment charges of $15 million in 2014 and $13 million in 2013 related to long-lived assets. Impairment charges recorded are further described in Note 13 of Notes to Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets of $538 million in 2013, which included gains on sales of assets of $357 million recognized on the surrender and early termination of the leases of five properties operated by Sears Canada, for which Sears Canada received $381 million ($400 million Canadian) in cash proceeds, and $180 million recognized on the amendment and early termination of the leases on two properties operated by Sears Canada for which Sears Canada received $184 million ($191 million Canadian) in cash proceeds. We did not have any similar transactions in 2014 that were recorded as gain on sales of assets.
Operating Income (Loss)
Sears Canada recorded operating loss of $166 million and operating income of $364 million in 2014 and 2013, respectively, and was affected by the significant items noted above and de-consolidation on October 16, 2014.
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

Impairment Charges
We recorded impairment charges of $13 million in 2013 related to long-lived assets and $295 million in 2012 related to goodwill. Impairment charges recorded are further described in Notes 12 and 13 of Notes to Consolidated Financial Statements.
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
ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of January 31, 2015 and February 1, 2014 are detailed in the following table.

millions	January 31, 2015	February 1, 2014
Domestic
Cash and equivalents	$143	$428
Cash posted as collateral	2	18
Credit card deposits in transit	105	131
Total domestic cash and cash equivalents	250	577
Sears Canada	—	451
Total cash and cash equivalents	250	1,028
Restricted cash	—	10
Total cash balances	$250	$1,038
We had total cash balances of $250 million at January 31, 2015 and domestic cash of $577 million at February 1, 2014. During 2014, the Company received a $500 million dividend from Lands' End immediately prior to the completion of the spin-off, $400 million from the secured short-term loan, $380 million in connection with the Sears Canada rights offering, $625 million in connection with the Senior Unsecured Notes and $358 million of proceeds from domestic real estate transactions. These proceeds were offset by increased operating losses. Other significant uses of cash during 2014 included contributions to our pension and postretirement benefit plans of $450 million, capital expenditures of $270 million, interest of $230 million and taxes of $119 million.
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
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $85 million and $97 million as of January 31, 2015 and February 1, 2014, respectively.
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
Operating Activities
The Company used $1.4 billion of cash in its operations during 2014, $1.1 billion during 2013 and $303 million during 2012. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used more cash in operations in 2014 compared to the prior year primarily driven by an increase in operating loss, which was partially offset by less cash being used for merchandise inventory purchases due to inventory productivity initiatives and store closures. The increase in cash used in operations in 2013 was driven primarily by increased operating losses.
Merchandise inventories were $4.9 billion at January 31, 2015 and $7.0 billion at February 1, 2014. Merchandise payables were $1.6 billion at January 31, 2015 and $2.5 billion at February 1, 2014. Our Domestic inventory balances decreased approximately $1.5 billion from $6.4 billion at February 1, 2014 to $4.9 billion at January 31, 2015. Excluding inventory related to the Lands' End business, our Domestic inventory decreased approximately $1.1 billion due to both improved productivity and store closures. Sears Domestic inventory decreased in virtually all categories, with the most notable decreases in the apparel, consumer electronics, automotive and home categories. Kmart inventory decreased in virtually all categories with the most notable decreases in the apparel, consumer electronics, drugstore and grocery & household goods categories.
Investing Activities
We generated net cash flows from investing activities of $327 million in 2014, $664 million in 2013 and $191 million in 2012.
For 2014, net cash flows generated from investing activities primarily consisted of cash proceeds from the sale of properties and investments of $424 million, partially offset by cash used for capital expenditures of $270 million. Additionally, 2014 included proceeds from the Sears Canada rights offering of $380 million, partially offset by $207 million resulting from the de-consolidation of Sears Canada cash. For 2013, net cash flows generated from investing activities included cash proceeds from the sales of properties and investments of $995 million, which were partially offset by cash used for capital expenditures of $329 million. For 2012, net cash flows generated from investing activities included cash proceeds from the sales of properties of $532 million and $37 million from changes in investments and restricted cash, which were partially offset by cash used for capital expenditures of $378 million.
We spent $270 million, $329 million and $378 million during 2014, 2013 and 2012, respectively, for capital expenditures. Capital expenditures during all three years primarily included investments in online and mobile shopping capabilities, enhancements to the Shop Your Way® platform, information technology infrastructure and store maintenance.
We anticipate 2015 capital expenditure levels to be similar to 2014 domestic levels. It should be noted that in the normal course of business, we consider opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash and cause our capital expenditure levels to vary from period to period. In addition, we review leases that will expire in the short term in order to determine the appropriate action to take with respect to them.
Financing Activities
During 2014, the Company generated net cash from financing activities of $285 million, which primarily consisted of Lands' End pre-separation funding of $515 million and proceeds from debt issuances of $1.0 billion, consisting of $400 million from the secured short-term loan entered into in September 2014, and $625 million from the 8% senior unsecured notes due 2019 issued in November 2014. For further information, see Note 3 of Notes to Consolidated Financial Statements. The cash generated from financing activities were primarily used to pay down existing revolver borrowings.
During 2013, the Company generated net cash from financing activities of $902 million, primarily due to proceeds from debt issuances of $994 million, as well as an increase in short-term borrowings of $238 million, which were partially offset by Sears Canada dividends paid to noncontrolling interests of $233 million. On October 2, 2013, the Company completed a new senior secured term loan facility of $1.0 billion under the Company's existing Second Amended and Restated Credit agreement. The proceeds from the new term loan facility were used to pay down existing revolver borrowings. During 2013, Sears Canada declared a cash dividend of $5 Canadian per common share, or approximately $509 million Canadian ($476 million U.S.), which was paid on December 6, 2013. Accordingly, the minority shareholders in Sears Canada received dividends of $233 million. For further information, see Note 2 of Notes to Consolidated Financial Statements.
During 2012, the Company reported net cash used in financing activities from continuing operations of $27 million, which included gross cash proceeds of $446.5 million as a result of the separation of SHO, which consisted of $346.5 million in cash proceeds received for the sale of SHO common shares and $100 million received through a dividend from SHO prior to the separation. The proceeds received were used to fund repayments on our domestic revolving credit facility. Repayments of long-term debt in 2012 were $335 million.
During 2014, 2013 and 2012, we did not repurchase any of our common shares under our share repurchase program. The common share repurchase program was initially announced in 2005 and had a total authorization since inception of the program of $6.5 billion. At January 31, 2015, we had approximately $504 million of remaining authorization under the program. The common share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.
Uses and Source of Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment and pension plan contributions. We have incurred losses and experienced negative operating cash flows for the past several years, accordingly the Company has taken a number of actions to enhance its financial flexibility and fund its continued transformation, support its operations and meet its obligations. During 2014, the Company raised approximately $2.3 billion in cash, which included the $500 million dividend the Company received in connection with the Lands' End separation, $400 million from the secured short-term loan, $380 million from the Sears Canada rights offering, $625 million from the rights offering for the senior unsecured notes with warrants and $358 million in additional proceeds from domestic real estate transactions.
These actions taken in 2014, demonstrate the Company's financial flexibility and provides us with the means to fund our transformation and meet our obligations. As we leverage Shop Your Way® and Integrated Retail, we will continue to right-size, redeploy and highlight the value of our assets, including our substantial real estate portfolio, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company. We continue to take action to evolve and transition our capital structure toward a structure that is more flexible, long-term oriented and less dependent on inventory and receivables. We have proven that Holdings is an asset-rich enterprise with multiple levers to generate continued financial flexibility, while creating shareholder value.
We are continuing our efforts to develop Holdings as a membership company, without the significant asset intensity of its traditional retail business. To this end, we announced in November 2014 that we have been exploring the formation of a Real Estate Investment Trust ("REIT") to purchase some of our properties and to manage them like a pure real estate company. While we can offer no assurances that such a transaction will be consummated, we have made progress and are proceeding towards its formation and separation, which is projected to occur in May or June of this year. We are currently targeting between 200 and 300 Sears and Kmart stores to be sold to the REIT with expected proceeds to Holdings in excess of $2.0 billion. The REIT itself would be funded by equity and debt with the equity raised through a rights offering. The subscription rights would be distributed pro rata to all stockholders of record of the Company, and every stockholder would have the right to participate, except that holders of the Company's restricted stock that is unvested as of the record date would be expected to receive cash awards in lieu of subscription rights.
We cannot predict the outcome of the actions to generate liquidity to fund the transformation discussed above, or whether such actions would generate the expected liquidity to fund the transformation as currently planned. If we continue to experience operating losses, and we are not able to generate enough funds from the above actions (or some combination of other actions), the availability under our domestic credit facility might be fully utilized and we would need to secure additional sources of funds. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency.
Our outstanding borrowings at January 31, 2015 and February 1, 2014 were as follows:

millions	January 31, 2015	February 1, 2014
Short-term borrowings:
Unsecured commercial paper	$2	$9
Secured short-term loan	400	—
Secured borrowings	213	1,323
Long-term debt, including current portion:
Notes, term loan and debentures outstanding	2,913	2,571
Capitalized lease obligations	272	346
Total borrowings	$3,800	$4,249

We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets and secured short-term debt.

millions	2014	2013
Secured borrowings:
Maximum daily amount outstanding during the period	$1,645	$2,029
Average amount outstanding during the period	1,098	1,276
Amount outstanding at period-end	213	1,323
Weighted average interest rate	2.8%	2.8%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$159	$384
Average amount outstanding during the period	37	225
Amount outstanding at period-end	2	9
Weighted average interest rate	3.2%	2.6%

Secured short-term loan:
Maximum daily amount outstanding during the period	$400	$—
Average amount outstanding during the period	145	—
Amount outstanding at period-end	400	—
Weighted average interest rate	5.0%	—
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
Advances under the Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate ("LIBOR") or a base rate, in either case plus an applicable margin. The Domestic Credit Agreement’s interest rates for LIBOR-based borrowings vary based on leverage in the range of LIBOR plus 2.0% to 2.5%. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%. Commitment fees are in a range of 0.375% to 0.625% based on usage. The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion in second lien notes were outstanding at January 31, 2015, resulting in $760 million of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018. The Revolving Facility is expected to expire in April 2016. We are currently discussing with our advisors alternatives to extend or replace our Domestic Credit Agreement.
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
At January 31, 2015 and February 1, 2014, we had $213 million and $1.3 billion, respectively, of Revolving Facility borrowings and $667 million and $661 million, respectively, of letters of credit outstanding under the Revolving Facility. Revolving Facility borrowings are included within Short-term borrowings on the Consolidated Balance Sheets as we expect the borrowings to be repaid in less than 12 months. At January 31, 2015 and February 1, 2014, the amount available to borrow under the Revolving Facility was $808 million and $549 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs. We had borrowings of $990 million and $1.0 billion at January 31, 2015 and February 1, 2014, respectively, under the Term Loan.
Senior Secured Notes
In October 2010, we sold $1.0 billion aggregate principal amount of senior secured notes (the "Senior Secured Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Senior Secured Notes, the Company sold $250 million aggregate principal amount of Senior Secured Notes to the Company’s domestic pension plan in a private placement, of which approximately $110 million remains in the domestic pension plan. The Senior Secured Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the "Collateral"). The lien that secures the Senior Secured Notes is junior in priority to the lien on such assets that secures obligations under the Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Senior Secured Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding Senior Secured Notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Senior Secured Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the Senior Secured Notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Senior Secured Notes at a premium based on the "Treasury Rate" as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Senior Secured Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.

Senior Unsecured Notes
On October 20, 2014, the Company announced its board of directors had approved a rights offering allowing its stockholders to purchase up to $625 million in aggregate principal amount of 8% senior unsecured notes due 2019 and warrants to purchase shares of its common stock. The subscription rights were distributed to all stockholders of the Company as of October 30, 2014, the record date for this rights offering, and every stockholder had the right to participate on the same terms in accordance with its pro rata ownership of the Company's common stock, except that holders of the Company's restricted stock that was unvested as of the record date received cash awards in lieu of subscription rights. This rights offering closed on November 18, 2014 and was oversubscribed.
Accordingly, on November 21, 2014, the Company issued $625 million aggregate original principal amount of 8% senior unsecured notes due 2019 (the "Senior Unsecured Notes") and received proceeds of $625 million which were used for general corporate purposes. The Senior Unsecured Notes are the unsecured and unsubordinated obligations of the Company and rank equal in right of payment with the existing and future unsecured and unsubordinated indebtedness of the Company. The Senior Unsecured Notes bear interest at a rate of 8% per annum and the Company will pay interest semi-annually on June 15 and December 15 of each year. The Senior Unsecured Notes are not guaranteed.
We accounted for the Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Senior Unsecured Notes based on the relative fair values of the Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 5. The discount is being amortized over the life of the Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $5 million of the discount was amortized during 2014, resulting in a remaining discount of approximately $273 million at January 31, 2015. The book value of the Senior Unsecured Notes net of the remaining discount was approximately $352 million at January 31, 2015.
Debt Repurchase Authorization
In 2005, our Finance Committee of the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of our outstanding indebtedness in open market or privately negotiated transactions. Our wholly owned finance subsidiary, SRAC, has repurchased $215 million of its outstanding notes. In 2011, Sears Holdings repurchased $10 million of Senior Secured Notes, recognizing a gain of $2 million. The unused balance of this authorization is $275 million.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At January 31, 2015 and February 1, 2014, we had outstanding commercial paper borrowings of $2 million and $9 million, respectively. ESL held none of our commercial paper at January 31, 2015 or February 1, 2014, including any held by Edward S. Lampert. See Note 15 of Notes to Consolidated Financial Statements for further discussion of these borrowings.
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
The Loan was originally scheduled to mature on December 31, 2014. As permitted by the Loan agreement, the Company paid an extension fee equal to 0.5% of the principal amount to extend the maturity date to February 28, 2015. The Loan has an annual base interest rate of 5%. The Borrowers paid an upfront fee of 1.75% of the full principal amount.

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
The Lender sold certain participating interests in the Loan during the third quarter, which may restrict the Lender’s ability to take certain actions with respect to the Loan without consent of the purchasers of such participating interests, including the waiver of certain defaults under the Loan.
At January 31, 2015, the outstanding balance of the Loan was $400 million. On February 25, 2015, we entered into an agreement effective February 28, 2015, to amend and extend the $400 million secured short-term loan. Under the terms of the amendment, we repaid $200 million of the $400 million on March 2, 2015 and, in connection with this repayment, the Lender agreed to release at the Company's option, one half of the value of the pledged collateral. The maturity date of the Loan was extended until the earlier of June 1, 2015, or the receipt by the Company of the sale proceeds pursuant to the potential REIT transaction. At any time prior to maturity of the Loan, Borrowers may make a one-time election to re-borrow up to $200 million from the Lender (the "Delayed Advance"), subject to certain conditions, including payment to the Lender of a fee equal to 0.25% of the principal amount of the Delayed Advance. In the event the Company elects to re-borrow the Delayed Advance, Borrowers would again grant a lien on the released properties to secure the Loan.
Debt Ratings
Our corporate family debt ratings at January 31, 2015 appear in the table below:

Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
Caa1	CCC+	CC
Domestic Pension Plan Funding
Contributions to our pension plans remain a significant use of our cash on an annual basis. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, the Company has a legacy pension obligation for past service performed by Kmart and Sears associates. During 2014, we contributed $418 million to our domestic pension plans. We estimate that the domestic pension contribution will be $279 million in 2015 and approximately $286 million in 2016, though the ultimate amount of pension contributions could be affected by changes in the applicable regulations, as well as financial market and investment performance.
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
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 125 Full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued to wholly owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the "REMIC Securities") that are secured by the mortgages and collateral assignments of the store leases. Payments to the holders on the REMIC Securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion (the "KCD Securities") were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to the holders on the KCD Securities are funded by the royalty payments. The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. In the fourth quarter of fiscal 2013, Holdings contributed all of the outstanding capital stock of Sears Re to SRe Holding Corporation, a direct wholly owned subsidiary of Holdings. Sears Re thereafter reduced its excess statutory capital through the distribution of all REMIC Securities held by it to SRe Holding Corporation. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly owned consolidated subsidiaries. At both January 31, 2015 and February 1, 2014, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.7 billion at both January 31, 2015 and February 1, 2014.

Contractual Obligations and Off-Balance Sheet Arrangements
Information concerning our obligations and commitments to make future payments under contracts such as debt and lease agreements, and under contingent commitments, is aggregated in the following tables.

	Total	Payments Due by Period
Contractual Obligations		Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Other
millions
Operating leases	$2,985	$573	$858	$478	$1,076	$—
Short-term debt	615	615	—	—	—	—
Capital lease obligations	372	88	128	59	97	—
Royalty license fees(1)	84	53	26	5	—	—
Purchase obligations	41	14	27	—	—	—
Pension funding obligations	1,648	279	569	477	323	—
Long-term debt including current portion and interest	4,336	209	488	3,066	573	—
Liability and interest related to uncertain tax positions(2)	180	—	—	—	—	180
Total contractual obligations	$10,261	$1,831	$2,096	$4,085	$2,069	$180
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

(2)
At January 31, 2015, our uncertain tax position liability and gross interest payable were $131 million and $49 million, respectively. We are unable to reasonably estimate the timing of liabilities and interest payments arising from uncertain tax positions in individual years due to the uncertainties in the timing of the effective settlement of tax positions.

Other Commercial Commitments
We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding at January 31, 2015:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$667	$18	$—	$685
Commercial letters of credit	—	104	—	104
Secondary lease obligations and performance guarantee	—	—	128	128
The secondary lease obligations related to certain store leases that have been assigned and previously divested Sears businesses. The secondary lease obligations represent the maximum potential amount of future payments, including renewal option periods pursuant to the lease agreements. We remain secondarily liable if the primary obligor defaults.

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

Self Insurance Reserves
We use a combination of third-party insurance and/or self-insurance for a number of risks including workers' compensation, asbestos and environmental, automobile, warranty, product and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include actuarial estimates of both claims filed and carried at their expected ultimate settlement value and claims incurred but not yet reported. Our estimated claim amounts are discounted using a rate with a duration that approximates the duration of our self-insurance reserve portfolio. Our liability reflected on the Consolidated Balance Sheets represents an estimate of the ultimate cost of claims incurred at the balance sheet date. In estimating this liability, we utilize loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. A 10% change in our self insurance reserves would have impacted net loss by approximately $83 million.
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
The Company's actuarial valuations utilize key assumptions including discount rates and expected returns on plan assets. We are required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. The determination of our obligations and expense for pension benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and mortality rate assumptions. To determine the discount rate used in the development of the benefit obligation and net periodic benefit cost, a cash flow matching analysis of the expected future benefit payments is performed. In addition to considering the results that cash flow matching produces, the Company gives consideration to changes in industry benchmark yield curve rates. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, changes in investment strategies, higher or lower withdrawal rates, and longer or shorter life spans of participants.
The actual and expected return on plan assets for 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Actual return on plan assets	1.49%	10.54%	9.75%
Expected return on plan assets	7.00%	7.00%	7.25%
The Sears Holdings Corporation Investment Committee is responsible for the investment of the assets of Holdings' domestic pension plan. The Investment Committee, made up primarily of select members of senior management, has appointed a non-affiliated third party professional to advise the Investment Committee with respect to the Holdings domestic pension plan assets. The plan's overall investment objective is to provide a long-term return that, along with Company contributions, is expected to meet future benefit payment requirements. A long-term horizon has been adopted in establishing investment policy such that the likelihood and duration of investment losses are carefully weighed against the long-term potential for appreciation of assets. The plan's investment policy requires investments to be diversified across individual securities, industries, market capitalization and valuation characteristics. In addition, various techniques are utilized to monitor, measure and manage risk.

For purposes of determining the periodic expense of our defined benefit plan, we use the fair value of plan assets as the market related value. A one-percentage-point change in the assumed discount rate would have the following effects on the pension liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on interest cost component	$29	$(37)
Effect on pension benefit obligation	$(602)	$728
Income Taxes
We account for income taxes according to accounting standards for such taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the book basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If future utilization of deferred tax assets is uncertain, the Company may record a valuation allowance against its deferred tax assets. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and corporate assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. In evaluating the objective evidence that historical results provide, we consider cumulative operating income (loss) over the past several years. These assumptions require significant judgment about the forecasts of future taxable income. After consideration of evidence regarding the ability to realize our deferred tax assets, we established a valuation allowance against deferred income tax assets in 2014, 2013 and 2012. In 2014, the Company increased its valuation allowance by $1.1 billion, of which $454 million was recorded through other comprehensive income. The Company continues to monitor its operating performance and evaluate the likelihood of the future realization of these deferred tax assets.
Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income ("OCI"). An exception is provided in the authoritative accounting guidance when there is income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from pension and other postretirement benefits recorded as a component of OCI and creation of a deferred tax liability through additional paid-in capital, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the year ended January 31, 2015, the Company recorded a charge of $59 million through additional paid-in capital relating to the book to tax difference for the original issue discount ("OID") relating to the Senior Unsecured Notes, and recorded a valuation allowance reversal of $59 million in continuing operations. For the tax year ended February 1, 2014, the Company recorded a tax expense of $97 million in OCI related to the gain on pension and other postretirement benefits, and recorded a corresponding tax benefit of $97 million in continuing operations.
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
Goodwill and Intangible Asset Impairment Assessments
At January 31, 2015 and February 1, 2014, we had goodwill balances of $269 million and $379 million, respectively, and intangible asset balances of $2.1 billion and $2.9 billion, respectively. The Company evaluates the carrying value of goodwill and intangible assets for possible impairment under accounting standards governing goodwill and other intangible assets. The majority of our goodwill and intangible assets relate to Kmart's acquisition of Sears in March 2005. We allocated goodwill, which is defined as the total purchase price less the fair value of all assets and liabilities acquired, to reporting units at the acquisition date. As required by accounting standards, we perform annual goodwill and intangible impairment tests in the fourth quarter and update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit or indefinite-lived intangible assets is below its carrying amount.
A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within the reporting unit. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.
Goodwill Impairment Assessments
As a result of recent transformation activities, our goodwill balance has declined and the remaining balance relates to our Home Services business. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit's fair value to its carrying value. We estimate fair value using the best information available, using a discounted cash flow model, commonly referred to as the income approach. The income approach uses the reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to the reporting unit. The projection uses management's best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. We were unable to use a market approach due to there being no market comparables.
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
After performing the first step of the process, we determined goodwill recorded at the reporting unit within the Sears Canada segment in 2012 was potentially impaired. The impairment determination was primarily driven by the combination of lower sales and continued margin pressure coupled with expense increases which led to a decline in our operating profit. After performing the second step of the process, we determined that the total amount of goodwill recorded at this reporting unit was impaired and recorded charges of $295 million in 2012. We did not record any goodwill impairment charges in 2014 or 2013.
The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of the reporting unit, the discount rate used to discount such cash flows, or the estimated fair value of the reporting unit's tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of the reporting unit or its net assets, and therefore, impact the related impairment charge. At the 2014 annual impairment test date, the conclusion that no indication of goodwill impairment existed for the reporting unit would not have changed had the test been conducted assuming: (1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of the reporting unit to its net present value in determining their estimated fair values and/or (2) a 100 basis point decrease in the estimated sales growth rate and/or terminal period growth rate.
Based on our sensitivity analysis, we do not believe that the remaining recorded goodwill balance is at risk of impairment at the reporting unit at the end of the year because the fair value is in excess of the carrying value and not at risk of failing step one. However, goodwill impairment charges may be recognized in future periods in the reporting unit to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry or in the equity markets, which includes the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for the reporting unit.
Intangible Asset Impairment Assessments
We review indefinite-lived intangible assets, primarily trade names, for impairment by comparing the carrying amount of each asset to the sum of discounted cash flows expected to be generated by the asset. We consider the income approach when testing intangible assets with indefinite lives for impairment on an annual basis. We determined that the income approach, specifically the Relief from Royalty Method, was most appropriate for analyzing our indefinite-lived assets. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The Relief from Royalty Method involves two steps: (1) estimation of reasonable royalty rates for the assets and (2) the application of these royalty rates to a net sales stream and discounting the resulting cash flows to determine a value. We multiplied the selected royalty rate by the forecasted net sales stream to calculate the cost savings (relief from royalty payment) associated with the assets. The cash flows are then discounted to present value by the selected discount rate and compared to the carrying value of the assets. We did not record any intangible asset impairment charges in 2014, 2013 or 2012.
The use of different assumptions, estimates or judgments in our intangible asset impairment testing process, such as the estimated future cash flows of assets and the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of an asset, and therefore, impact the related impairment charge. At the 2014 annual impairment test date, the above-noted conclusion that no indication of intangible asset impairment existed at the test date would have changed had the test been conducted assuming: (1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our assets to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our intangibles), (2) a 100 basis point decrease in the terminal period growth rate without a change in the discount rate of each intangible, or (3) a 10 basis point decrease in the royalty rate applied to the forecasted net sales stream of our assets and would have resulted in a potential impairment of approximately $72 million under any of those scenarios.
Based on our analysis, we do not believe that the indefinite-lived intangible balance is impaired at the end of the year because the fair values are in excess of the carrying values. However, indefinite-lived intangible impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry, deterioration in our performance or our future projections, or changes in our plans for one or more indefinite-lived intangible asset. We will continue to monitor for such changes in facts or circumstances, which may be indicators of potential impairment triggers, and may result in an impairment charge in a future period.

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
As a result of this impairment testing, the Company recorded impairment charges of $34 million, $220 million and $35 million during 2014, 2013 and 2012, respectively. Our impairment testing includes uncertainty because it requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional impairment charges in the future, which could be material to our results of operations.
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
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement our integrated retail strategy to transform our business; our ability to successfully manage our inventory levels; initiatives to improve our liquidity through inventory management and other actions; competitive conditions in the retail and related services industries; worldwide economic conditions and business uncertainty, including the availability of consumer and commercial credit, changes in consumer confidence and spending, the impact of rising fuel prices, and changes in vendor relationships; vendors’ lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; possible limits on our access to our domestic credit facility, which is subject to a borrowing base limitation and a springing fixed charge coverage ratio covenant, capital markets and other financing sources, including additional second lien financings, with respect to which we do not have commitments from lenders; our ability to successfully achieve our plans to generate liquidity through potential transactions or otherwise; potential liabilities in connection with the separation of Lands’ End and disposition of a portion of our ownership interest in Sears Canada; our ability to enter into or complete possible transactions, including the potential REIT transaction, in each case, on acceptable terms, on intended timetables or at all, the form or terms and conditions of any such transaction, and the impact of the evaluation and/or completion of any such transaction on our other businesses; our extensive reliance on computer systems, including legacy systems, to implement our integrated retail strategy, process transactions, summarize results, maintain customer, member, associate and Company data, and otherwise manage our business, which may be subject to disruptions or security breaches; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our dependence on sources outside the United States for significant amounts of our merchandise; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business and the transfer of significant internal historical knowledge to such parties; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including product liability, patent infringement and qui tam claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing and amount of required pension plan funding.

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
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At January 31, 2015, 32% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at January 31, 2015, which totaled approximately $1.2 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $12 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Item 8. Financial Statements and Supplementary Data

SEARS HOLDINGS CORPORATION
Consolidated Statements of Operations

millions, except per share data	2014	2013	2012
REVENUES
Merchandise sales and services(1)(2)	$31,198	$36,188	$39,854
COSTS AND EXPENSES
Cost of sales, buying and occupancy(1)	24,049	27,433	29,340
Selling and administrative	8,220	9,384	10,660
Depreciation and amortization	581	732	830
Impairment charges	63	233	330
Gain on sales of assets	(207)	(667)	(468)
Total costs and expenses	32,706	37,115	40,692
Operating loss	(1,508)	(927)	(838)
Interest expense	(313)	(254)	(267)
Interest and investment income	132	207	94
Other income	4	2	1
Loss before income taxes	(1,685)	(972)	(1,010)
Income tax expense	(125)	(144)	(44)
Net loss	(1,810)	(1,116)	(1,054)
(Income) loss attributable to noncontrolling interests	128	(249)	124
NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(1,682)	$(1,365)	$(930)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic loss per share	$(15.82)	$(12.87)	$(8.78)
Diluted loss per share	$(15.82)	$(12.87)	$(8.78)
Basic weighted average common shares outstanding	106.3	106.1	105.9
Diluted weighted average common shares outstanding	106.3	106.1	105.9

(1)
Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $1.4 billion, $1.5 billion and $437 million in 2014, 2013 and 2012, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

(2) Includes revenue from Lands' End, Inc. for retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way® program and corporate shared services of $59 million in 2014.
See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Comprehensive Loss

millions	2014	2013	2012
Net loss	$(1,810)	$(1,116)	$(1,054)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	(1,040)	422	74
Deferred gain (loss) on derivatives, net of tax	(2)	2	5
Currency translation adjustments, net of tax	3	(71)	5
Sears Canada de-consolidation	(186)	—	—
Total other comprehensive income (loss)	(1,225)	353	84
Comprehensive loss	(3,035)	(763)	(970)
Comprehensive (income) loss attributable to noncontrolling interests	438	(260)	124
Comprehensive loss attributable to Holdings’ shareholders	$(2,597)	$(1,023)	$(846)

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Balance Sheets

millions	January 31, 2015	February 1, 2014
ASSETS
Current assets
Cash and cash equivalents	$250	$1,028
Restricted cash	—	10
Accounts receivable(1)	429	553
Merchandise inventories	4,943	7,034
Prepaid expenses and other current assets	241	334
Total current assets	5,863	8,959

Property and equipment
Land	1,701	1,850
Buildings and improvements	4,701	5,405
Furniture, fixtures and equipment	1,629	2,587
Capital leases	282	267
Gross property and equipment	8,313	10,109
Less accumulated depreciation and amortization	(3,864)	(4,715)
Total property and equipment, net	4,449	5,394
Goodwill	269	379
Trade names and other intangible assets	2,097	2,850
Other assets	531	679
TOTAL ASSETS	$13,209	$18,261

LIABILITIES
Current liabilities
Short-term borrowings(2)	$615	$1,332
Current portion of long-term debt and capitalized lease obligations	75	83
Merchandise payables	1,621	2,496
Other current liabilities	2,087	2,527
Unearned revenues	818	900
Other taxes	380	460
Short-term deferred tax liabilities	480	387
Total current liabilities	6,076	8,185
Long-term debt and capitalized lease obligations(3)	3,110	2,834
Pension and postretirement benefits	2,404	1,942
Other long-term liabilities	1,849	2,008
Long-term deferred tax liabilities	715	1,109
Total Liabilities	14,154	16,078

Commitments and contingencies
EQUITY (DEFICIT)
Sears Holdings Corporation equity (deficit)
Preferred stock, 20 shares authorized; no shares outstanding	—	—
Common stock $0.01 par value; 500 shares authorized; 107 and 106 shares outstanding, respectively	1	1
Treasury stock—at cost	(5,949)	(5,963)
Capital in excess of par value	9,189	9,298
Retained deficit	(2,162)	(480)
Accumulated other comprehensive loss	(2,030)	(1,117)
Total Sears Holdings Corporation equity (deficit)	(951)	1,739
Noncontrolling interest	6	444
Total Equity (Deficit)	(945)	2,183
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$13,209	$18,261

(1)
Includes $61 million and $68 million at January 31, 2015 and February 1, 2014, respectively, of net amounts receivable from SHO, and a net amount receivable from Lands' End of $5 million at January 31, 2015.

(2) ESL and its affiliates held none of our unsecured commercial paper at January 31, 2015 or February 1, 2014. Includes a $400 million secured short-term loan with JPP II, LLC and JPP, LLC, entities affiliated with ESL, at January 31, 2015.

(3)
Includes $205 million and $95 million of Senior Secured Notes held by ESL and its affiliates at January 31, 2015 and February 1, 2014, respectively, and $3 million of Subsidiary Notes held by ESL and its affiliates at both January 31, 2015 and February 1, 2014. Also includes $299 million of Senior Unsecured Notes held by ESL and its affiliates at January 31, 2015.

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Cash Flows

millions	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,810)	(1,116)	(1,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax valuation allowance	835	720	237
Tax benefit resulting from Other Comprehensive Income allocation	—	(97)	—
Depreciation and amortization	581	732	830
Impairment charges	63	233	330
Gain on sales of assets	(207)	(667)	(468)
Gain on sales of investments	(105)	(169)	(28)
Pension and postretirement plan contributions	(450)	(426)	(593)
Pension and postretirement plan settlements	—	—	455
Mark-to-market adjustments of financial instruments	(3)	—	—
Settlement of Canadian dollar hedges	8	9	6
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(719)	(441)	(206)
Merchandise inventories	1,091	446	427
Merchandise payables	(528)	(230)	(117)
Income and other taxes	(110)	63	(63)
Other operating assets	(37)	37	(99)
Other operating liabilities	4	(203)	40
Net cash used in operating activities	(1,387)	(1,109)	(303)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	424	995	532
Net (increase) decrease in investments and restricted cash	—	(2)	37
Purchases of property and equipment	(270)	(329)	(378)
De-consolidation of Sears Canada cash	(207)	—	—
Proceeds from Sears Canada rights offering(1)	380	—	—
Net cash provided by investing activities	327	664	191

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances(2)	1,025	994	5
Repayments of long-term debt	(80)	(83)	(335)
Increase (decrease) in short-term borrowings, primarily 90 days or less	(1,117)	238	(81)
Lands' End, Inc. pre-separation funding	515	—	—
Separation of Lands' End, Inc.	(31)	—	—
Sears Hometown and Outlet Stores, Inc. pre-separation funding	—	—	100
Proceeds from the sale of Sears Hometown and Outlet Stores, Inc.(3)	—	—	347
Debt issuance costs	(27)	(14)	(3)
Purchase of Sears Canada shares	—	—	(10)
Sears Canada dividends paid to noncontrolling interests	—	(233)	(50)
Net cash provided by (used in) financing activities	285	902	(27)
Effect of exchange rate changes on cash and cash equivalents	(3)	(38)	1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(778)	419	(138)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,028	609	747
CASH AND CASH EQUIVALENTS, END OF YEAR	$250	$1,028	$609

SUPPLEMENTAL INFORMATION:
Capital lease obligation incurred	$45	$31	$61
Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$119	$21	$40
Cash interest paid	230	206	199
Unpaid liability to acquire equipment and software	25	41	30
Non-cash dividend in connection with Spin-Off transactions	—	—	(542)

(1) Includes proceeds of $212 million received from ESL and its affiliates.
(2) Proceeds in 2014 include $400 million received from a secured short-term loan with JPP II, LLC and JPP, LLC, entities affiliated with ESL, and $299 million received from ESL and its affiliates for the issuance of Senior Unsecured Notes with warrants.
(3) Includes proceeds of $217 million received from ESL and its affiliates.

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Equity (Deficit)

	Equity (Deficit) Attributable to Holdings’ Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 28, 2012	106	$1	$(5,981)	$10,005	$1,865	$(1,609)	$60	$4,341
Comprehensive loss
Net loss	—	—	—	—	(930)	—	(124)	(1,054)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	74	—	74
Deferred gain on derivatives, net of tax	—	—	—	—	—	5	—	5
Currency translation adjustments, net of tax	—	—	—	—	—	5	—	5
Total Comprehensive Loss								(970)
Stock awards	—	—	7	(1)	—	—	—	6
Purchase of Sears Canada shares	—	—	—	(3)	—	(1)	(6)	(10)
Associate stock purchase	—	—	4	—	—	—	—	4
Separation of Sears Hometown and Outlet Stores, Inc.	—	—	—	(149)	—	—	—	(149)
Sears Canada dividend paid to noncontrolling interests	—	—	—	—	(50)	—	—	(50)
Non-cash dividend issued in connection with spin-off of 45 million common shares of Sears Canada	—	—	—	(554)	—	67	487	—
Balance at February 2, 2013	106	$1	$(5,970)	$9,298	$885	$(1,459)	$417	$3,172
Comprehensive loss
Net income (loss)	—	—	—	—	(1,365)	—	249	(1,116)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	372	50	422
Deferred gain on derivatives, net of tax	—	—	—	—	—	2	—	2
Currency translation adjustments, net of tax	—	—	—	—	—	(32)	(39)	(71)
Total Comprehensive Loss								(763)
Stock awards	—	—	3	—	—	—	—	3
Associate stock purchase	—	—	4	—	—	—	—	4
Sears Canada dividend paid to noncontrolling interests	—	—	—	—	—	—	(233)	(233)
Balance at February 1, 2014	106	$1	$(5,963)	$9,298	$(480)	$(1,117)	$444	$2,183
Comprehensive loss
Net loss	—	—	—	—	(1,682)	—	(128)	(1,810)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(1,045)	5	(1,040)
Deferred loss on derivatives, net of tax	—	—	—	—	—	(2)	—	(2)
Currency translation adjustments, net of tax	—	—	—	—	—	4	(1)	3
Sears Canada de-consolidation	—	—	—	—	—	128	(314)	(186)
Total Comprehensive Loss								(3,035)
Stock awards	1	—	9	(5)	—	—	—	4
Separation of Lands' End, Inc.	—	—	—	(323)	—	2	—	(321)
Issuance of warrants to purchase common stock	—	—	—	219	—	—	—	219
Associate stock purchase	—	—	5	—	—	—	—	5
Balance at January 31, 2015	107	$1	$(5,949)	$9,189	$(2,162)	$(2,030)	$6	$(945)

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNFICANT ACCOUNTING POLICIES
Nature of Operations, Consolidation and Basis of Presentation
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 1,725 full-line and specialty retail stores in the United States, operating through Kmart and Sears. Through the third quarter of 2014, we conducted our operations under three reportable segments: Kmart, Sears Domestic and Sears Canada. Following the de-consolidation of Sears Canada discussed in Note 2, we have operated under two reportable segments: Kmart and Sears Domestic.
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
Separation of Lands' End, Inc.
On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. The separation was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes. Prior to the separation, Lands' End, Inc. ("Lands' End") entered into an asset-based senior secured revolving credit facility, which provided for maximum borrowings of approximately $175 million with a letter of credit sub-limit, and a senior secured term loan facility of approximately $515 million. The proceeds of the term loan facility were used to fund a $500 million dividend to Holdings and pay fees and expenses associated with the foregoing facilities. We accounted for this spin-off in accordance with accounting standards applicable to spin-off transactions. Accordingly, we classified the carrying value of net assets of $323 million contributed to Lands' End as a reduction of capital in excess of par value in the Consolidated Statement of Equity (Deficit) for the year ended January 31, 2015.
Additionally, as a result of Mr. Lampert's role as our Chairman and Chief Executive Officer, and Chairman and Chief Executive Officer of ESL Investments, Inc. (together with its affiliated fund, "ESL"), and the continuing arrangements between Holdings and Lands' End (as further described in Note 15), Holdings has determined that it has significant influence over Lands' End. Accordingly, the operating results for Lands' End through the date of the spin-off are presented within the consolidated continuing operations of Holdings and the Sears Domestic segment in the accompanying Consolidated Financial Statements.
In connection with the separation, Holdings and certain of its subsidiaries entered into various agreements with Lands' End under the terms described in Note 15.
Separation of Sears Hometown and Outlet Businesses
On October 11, 2012, we completed the separation of our Sears Hometown and Outlet businesses through a rights offering transaction. Holdings received gross proceeds of $446.5 million with respect to the transaction, consisting of $346.5 million for the sale of Sears Hometown and Outlet Stores, Inc. ("SHO") common shares and $100 million through a dividend from SHO prior to the separation. Prior to the separation, SHO entered into an asset-based senior secured revolving credit facility with a group of financial institutions to provide (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million. Borrowings of $100 million from this revolving credit facility were used to fund the dividend paid to Holdings. We accounted for this separation in accordance with accounting standards applicable to common control transactions as ESL was a majority shareholder of Holdings and became a majority shareholder of SHO as a result of exercising subscription rights pursuant to the rights offering. Accordingly, we classified the difference between the proceeds received and the carrying value of net assets contributed to SHO as a reduction of capital in excess of par value in the Consolidated Statement of Equity (Deficit) for the period ended February 2, 2013.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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

Fiscal Year	Ended	Weeks
2014	January 31, 2015	52
2013	February 1, 2014	52
2012	February 2, 2013	53
Uses and Sources of Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment and pension plan contributions. We have incurred losses and experienced negative operating cash flows for the past several years, accordingly the Company has taken a number of actions to enhance its financial flexibility and fund its continued transformation, support its operations and meet its obligations.
We continue to take action to evolve and transition our capital structure toward a structure that is more flexible, long-term oriented and less dependent on inventory and receivables. We announced in November 2014 that we have been exploring the formation of a Real Estate Investment Trust ("REIT") to purchase some of our properties and to manage them like a pure real estate company. While we can offer no assurances that such a transaction will be consummated, we have made progress and are proceeding towards its formation and separation, which is projected to occur in May or June of this year. We are currently targeting between 200 and 300 Sears and Kmart stores to be sold to the REIT with expected proceeds to Sears Holdings in excess of $2.0 billion. The REIT itself would be funded by equity and debt with the equity raised through a rights offering. The subscription rights would be distributed pro rata to all stockholders of record of the Company, and every stockholder would have the right to participate, except that holders of the Company's restricted stock that is unvested as of the record date would be expected to receive cash awards in lieu of subscription rights. If we are not able to complete the REIT transaction on a timely basis, we will explore generating liquidity through other means. We believe that our liquidity needs will be satisfied by these actions through the foreseeable future.
We cannot predict the outcome of the actions to generate liquidity discussed above, or whether such actions would generate the expected liquidity as currently planned. If we continue to experience operating losses, and we are not able to generate enough funds from the above actions (or some combination of other actions), the availability under our domestic credit facility might be fully utilized and we would need to secure additional sources of funds. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. The estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. We also include deposits in-transit from banks for payments related to third-party credit card and debit card transactions within cash equivalents. The deposits in-transit balances included within cash equivalents were $105 million and $144 million at January 31, 2015 and February 1, 2014, respectively.

We classify cash balances which have been pledged as collateral, and for which we do not have the ability to substitute letters of credit, as restricted cash on our Consolidated Balance Sheet.
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit included in other current liabilities were $85 million and $97 million at January 31, 2015 and February 1, 2014, respectively.
Allowance for Doubtful Accounts
We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis. Allowances for doubtful accounts on accounts receivable balances were $25 million and $32 million at January 31, 2015 and February 1, 2014, respectively. Our accounts receivable balance on our Consolidated Balance Sheet is presented net of our allowance for doubtful accounts and is comprised of various vendor-related and customer-related accounts receivable, including receivables related to our pharmacy operations.
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market. For Kmart and Sears Domestic, cost is primarily determined using the retail inventory method ("RIM"). Kmart merchandise inventories are valued under the RIM using primarily a first-in, first-out ("FIFO") cost flow assumption. Sears Domestic merchandise inventories are valued under the RIM using primarily a last-in, first-out ("LIFO") cost flow assumption. For Sears Canada, cost is determined using the average cost method based on individual items.
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
Approximately 50% of consolidated merchandise inventories are valued using LIFO. To estimate the effects of inflation on inventories, we utilize external price indices determined by an outside source, the Bureau of Labor Statistics. If the FIFO method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $43 million higher at January 31, 2015 and $70 million higher at February 1, 2014. During 2014 and 2013, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

quantities carried at lower costs in prior years. This LIFO liquidation resulted in a decrease in cost of sales of approximately $32 million and $7 million in 2014 and 2013, respectively.
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
Depreciation expense, which includes depreciation on assets under capital leases, is recorded over the estimated useful lives of the respective assets using the straight-line method for financial statement purposes, and accelerated methods for tax purposes. The range of lives are generally 20 to 50 years for buildings, 3 to 10 years for furniture, fixtures and equipment, and 3 to 5 years for computer systems and computer equipment. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense included within depreciation and amortization expense reported on the Consolidated Statements of Operations was $563 million, $703 million, and $778 million for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively.
Primarily as a result of store closing actions, certain property and equipment are considered held for sale. The value of assets held for sale was $30 million and $39 million at January 31, 2015 and February 1, 2014, respectively. These assets were included in prepaid expenses and other current assets in the Consolidated Balance Sheets at January 31, 2015 and February 1, 2014 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell. We expect to sell the properties within a year and we continually remarket them. Substantially all assets held for sale are held within the Sears Domestic segment.
Impairment of Long-Lived Assets and Costs Associated with Exit Activities
In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including property and equipment and definite-lived intangible assets, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. See Note 13 for further information regarding long-lived asset impairment charges recorded during 2014.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Goodwill, Trade Names, Other Intangible Assets and Related Impairments
Trade names acquired as part of the Merger account for the majority of our intangible assets recognized in the Consolidated Balance Sheet. The majority of these trade name assets, such as Sears, Kenmore and Craftsman, are expected to generate cash flows indefinitely, do not have estimable or finite useful lives and, therefore, are accounted for as indefinite-lived assets not subject to amortization. Certain intangible assets, including favorable lease rights, contractual arrangements and customer lists, have estimable, finite useful lives, which are used as the basis for their amortization. The estimated useful lives of such assets are determined using a number of factors, including the demand for the asset, competition and the level of expenditure required to maintain the cash flows associated with the asset.
Our goodwill results from the Merger. We perform annual goodwill and indefinite-lived intangible asset impairment tests at the last day of our November accounting period each year and assess the need to update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit or an indefinite-lived intangible asset below its carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within the reporting unit. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.
Goodwill Impairment Assessments
As a result of recent transformation activities, our goodwill balance has declined and the remaining balance relates to our Home Services business. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit's fair value to its carrying value. We estimate fair value using the best information available, using a discounted cash flow model, commonly referred to as the income approach. The income approach uses the reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate for the reporting unit. The projection uses management's best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. We were unable to use a market approach due to there being no market comparables.
If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. See Note 12 for further information regarding goodwill and related impairment charges recorded during 2012.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Financial Instruments and Hedging Activities
We were exposed to fluctuations in foreign currency exchange rates as a result of our net investment in Sears Canada. Further, Sears Canada is exposed to fluctuations in foreign currency exchange rates due to inventory purchase contracts denominated in U.S. dollars. As a result, we primarily used derivatives as a risk management tool to decrease our exposure to fluctuations in the foreign currency market. We primarily used foreign currency forward contracts to hedge the foreign currency exposure of our net investment in Sears Canada against adverse changes in exchange rates and to hedge against foreign currency exposure arising from Sears Canada's inventory purchase contracts denominated in U.S. dollars.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
Self-insurance Reserves
We are self-insured for certain costs related to workers' compensation, asbestos, environmental, automobile, warranty, product and general liability claims. We obtain third-party insurance coverage to limit our exposure to certain of these self-insured risks. A portion of these self-insured risks is managed through a wholly-owned insurance subsidiary. Our liability reflected on the Consolidated Balance Sheet, classified within other liabilities (current and long-term), represents an estimate of the ultimate cost of claims incurred at the balance sheet date. In estimating this liability, we utilize loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. The liabilities for self-insured risks are discounted to their net present values using an interest rate which is based upon the expected duration of the liabilities. Expected payments as of January 31, 2015 were as follows:

millions
2015	$211
2016	138
2017	102
2018	76
2019	55
Later years	333
Total undiscounted obligation	915
Less—discount	(88)
Net obligation	$827
Loss Contingencies
We account for contingent losses in accordance with accounting standards pertaining to loss contingencies. Under accounting standards, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, the minimum amount in the estimated range is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
The Company has a Shop Your Way® program in which customers earn points on purchases which may be redeemed to pay for future purchases. The expense for customer points earned is recognized as customers earn them and recorded in cost of sales.
Selling and Administrative Expenses
Selling and administrative expenses are comprised principally of payroll and benefits costs for retail and corporate employees, occupancy costs of corporate facilities, advertising, pre-opening costs and other administrative expenses.
Pre-Opening Costs
Pre-opening and start-up activity costs are expensed in the period in which they occur.
Advertising Costs
Advertising costs are expensed as incurred, generally the first time the advertising occurs, and amounted to $1.1 billion, $1.5 billion and $1.6 billion for 2014, 2013 and 2012, respectively. These costs are included within selling and administrative expenses in the accompanying Consolidated Statements of Operations.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income ("OCI"). An exception is provided in the authoritative accounting guidance when there is income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from pension and other postretirement benefits recorded as a component of OCI or the creation of a deferred tax liability through additional paid-in capital for the book to tax difference for the original issue discount relating to the $625 million 8% senior unsecured notes due 2019, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets.
Stock-based Compensation
We account for stock-based compensation arrangements in accordance with accounting standards pertaining to share-based payment transactions, which requires us to both recognize as expense the fair value of all stock-based compensation awards (which includes stock options, although there were no options outstanding in 2014) and to classify excess tax benefits associated with share-based compensation deductions as cash from financing activities rather than cash from operating activities. We recognize compensation expense as awards vest on a straight-line basis over the requisite service period of the award.
Earnings Per Common Share
Basic earnings per common share is calculated by dividing net income attributable to Holdings' shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share also includes the dilutive effect of potential common shares, exercise of stock options, warrants and the effect of restricted stock when dilutive.
New Accounting Pronouncements
Consolidation
In February 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which revises the consolidation model. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This update will be effective for the Company in the first quarter of 2015. The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

Extraordinary and Unusual Items
In January 2015, the FASB issued an accounting standards update which eliminates the concept of an extraordinary item. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This update will be effective for the Company in the first quarter of 2015. The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Pushdown Accounting
In November 2014, the FASB issued an accounting standards update which provides guidance for determining whether and at what threshold an acquired entity that is a business or nonprofit activity can reflect the acquirer's accounting and reporting basis (pushdown accounting) in its separate financial statements. This update was effective and adopted by the Company in the fourth quarter of 2014 and did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity
In November 2014, the FASB issued an accounting standards update which clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features-including the embedded derivative feature being evaluated for bifurcation-in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. This update will be effective for the Company in the first quarter of 2015. The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued an accounting standards update which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. This update will be effective for the Company in the fourth quarter of 2016. The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

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
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. The update was effective and adopted by the Company in the first quarter of 2014 and impacted the Company's disclosures, but otherwise did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 2—SEARS CANADA
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
On October 16, 2014, ESL Partners, L.P. and Edward S. Lampert, our Chairman and Chief Executive Officer and Chairman and Chief Executive Officer of ESL exercised a portion of its pro rata portion of the basic subscription rights to the offering. Accordingly, we sold a total of approximately 18 million common shares of Sears Canada to ESL, for which we received approximately $169 million in proceeds. After the sale of Sears Canada shares to ESL on October 16, 2014, the Company was the beneficial holder of approximately 34 million shares, or 34%, of the common shares of Sears Canada. As such, the Company no longer maintained control of Sears Canada resulting in the de-consolidation of Sears Canada.
The Sears Canada rights offering closed on November 7, 2014 and was oversubscribed. Accordingly, the Company sold a total of 40 million common shares of Sears Canada and received total aggregate proceeds of $380 million for the rights offering by the closing date. Proceeds from the rights offering provided additional liquidity to Holdings during the 2014 holiday period and were used for general corporate purposes.
We accounted for the de-consolidation of Sears Canada in accordance with accounting standards applicable to consolidation and de-recognized the assets, liabilities, accumulated other comprehensive income and non-controlling interest related to Sears Canada and recognized a gain of approximately $70 million recorded within Interest and investment income on the Consolidated Statement of Operations and within Gain on sales of investments on the Consolidated Statements of Cash Flows for the year ended January 31, 2015, of which $42 million relates to the remeasurement of our retained equity interest to its fair value.
Also, we determined that we have the ability to exercise significant influence over Sears Canada as a result of our ownership interest in Sears Canada and as a result of Mr. Lampert's role as our Chairman and Chief Executive Officer, and Chairman and Chief Executive Officer of ESL. Accordingly, we accounted for our retained investment in the common shares of Sears Canada as an equity method investment in accordance with accounting standards applicable to investments. We elected the fair value option for the equity method investment in Sears Canada in accordance with accounting standards applicable to financial instruments. The fair value of our equity method investment is recorded in Other assets on the Consolidated Balance Sheet and is disclosed in Note 5, and the change in fair value is recorded in Interest and investment income on the Consolidated Statement of Operations.
In addition, since the Company has retained an equity interest in Sears Canada, the operating results for Sears Canada through October 16, 2014 are presented within the consolidated operations of Holdings and the Sears Canada segment in the accompanying Consolidated Financial Statements in accordance with accounting standards applicable to presentation of financial statements.
At January 31, 2015, the Company was the beneficial holder of approximately 12 million, or 12%, of the common shares of Sears Canada. At both February 1, 2014 and February 2, 2013, Sears Holdings was the beneficial holder of approximately 52 million, or 51%, of the common shares of Sears Canada.
Partial Spin-Off
On November 13, 2012, we completed a partial spin-off (the "spin-off") of our interest in Sears Canada. Prior to the spin-off, Holdings beneficially owned approximately 96% of the issued and outstanding common shares of Sears Canada. In connection with the spin-off, we distributed approximately 45 million common shares of Sears

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Canada held by Holdings on a pro rata basis to holders of Holdings' common stock. Following the spin-off, Holdings was the beneficial holder of approximately 51% of the issued and outstanding common shares of Sears Canada, and as such, Holdings maintained control of Sears Canada and, prior to de-consolidation in October 2014, continued to consolidate the results of Sears Canada. We accounted for the spin-off as an equity transaction in accordance with accounting standards applicable to noncontrolling interests. Accordingly, we reclassified a portion of our ownership interest in Sears Canada and accumulated other comprehensive loss to noncontrolling interest in the Consolidated Statement of Equity (Deficit) for the period ended February 2, 2013.
Sears Canada Share Repurchases
During the second quarter of 2013, Sears Canada renewed its Normal Course Issuer Bid with the Toronto Stock Exchange that permits it to purchase for cancellation up to 5% of its issued and outstanding common shares, representing approximately 5.1 million common shares. The purchase authorization expired on May 23, 2014. There were no share purchases during 2014 or 2013. As part of a Normal Course Issuer bid in place for the period from May 25, 2011 to May 24, 2012, and then canceled, Sears Canada purchased and canceled approximately 0.9 million common shares for $10 million during 2012.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 3—BORROWINGS
Total borrowings outstanding at January 31, 2015 and February 1, 2014 were $3.8 billion and $4.2 billion, respectively. At January 31, 2015, total short-term borrowings were $0.6 billion, consisting of a $0.4 billion secured short-term loan, $0.2 billion of secured borrowings and $2 million of unsecured commercial paper. At February 1, 2014, total short-term borrowings were $1.3 billion, consisting of $1.3 billion secured borrowings and $9 million of unsecured commercial paper. The weighted-average annual interest rate paid on short-term debt was 3.0% in 2014 and 2.8% in 2013.
Long-term debt was as follows:

ISSUE	January 31, 2015	February 1, 2014
millions
SEARS ROEBUCK ACCEPTANCE CORP.
6.50% to 7.50% Notes, due 2017 to 2043	$327	$327
Term Loan (Credit Facility), due 2018	983	991
SEARS HOLDINGS CORP.
6.625% Senior Secured Notes, due 2018	1,238	1,238
8% Senior Unsecured Notes, due 2019	352	—
CAPITALIZED LEASE OBLIGATIONS	272	346
OTHER NOTES AND MORTGAGES	13	15
Total long-term borrowings	3,185	2,917
Current maturities	(75)	(83)
Long-term debt and capitalized lease obligations	$3,110	$2,834
Weighted-average annual interest rate on long-term debt	6.5%	6.4%
The fair value of long-term debt, excluding capitalized lease obligations, was $2.9 billion at January 31, 2015 and $2.3 billion at February 1, 2014. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 5.
At January 31, 2015, long-term debt maturities for the next five years and thereafter were as follows:

millions
2015	$75
2016	66
2017	99
2018	2,227
2019	643
Thereafter	359
Total maturities	3,469
Unamortized debt discount	(284)
Long-term debt, net of discount	$3,185

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Interest
Interest expense for years 2014, 2013 and 2012 was as follows:

millions	2014	2013	2012
COMPONENTS OF INTEREST EXPENSE
Interest expense	$238	$193	$198
Amortization of debt issuance costs	38	21	18
Accretion of self-insurance obligations at net present value	22	24	34
Accretion of lease obligations at net present value	15	16	17
Interest expense	$313	$254	$267
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
Unsecured Commercial Paper
We borrow through the commercial paper markets. At January 31, 2015 and February 1, 2014, we had outstanding commercial paper borrowings of $2 million and $9 million, respectively. ESL held none of our commercial paper at January 31, 2015 or February 1, 2014, including any held by Edward S. Lampert. See Note 15 for further discussion of these borrowings.
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
The Loan was originally scheduled to mature on December 31, 2014. As permitted by the Loan agreement, the Company paid an extension fee equal to 0.5% of the principal amount to extend the maturity date to February 28, 2015. The Loan has an annual base interest rate of 5%. The Borrowers paid an upfront fee of 1.75% of the full principal amount.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

The Lender sold certain participating interests in the Loan during the third quarter, which may restrict the Lender’s ability to take certain actions with respect to the Loan without consent of the purchasers of such participating interests, including the waiver of certain defaults under the Loan.
At January 31, 2015, the outstanding balance of the Loan was $400 million. On February 25, 2015, we entered into an agreement effective February 28, 2015, to amend and extend the $400 million secured short-term loan. Under the terms of the amendment, we repaid $200 million of the $400 million on March 2, 2015 and, in connection with this repayment, the Lender agreed to release at the Company's option, one half of the value of the pledged collateral. The maturity date of the Loan was extended until the earlier of June 1, 2015, or the receipt by the Company of the sale proceeds pursuant to the potential REIT transaction. At any time prior to maturity of the Loan, Borrowers may make a one-time election to re-borrow up to $200 million from the Lender (the "Delayed Advance"), subject to certain conditions, including payment to the Lender of a fee equal to 0.25% of the principal amount of the Delayed Advance. In the event the Company elects to re-borrow the Delayed Advance, Borrowers would again grant a lien on the released properties to secure the Loan.
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
Advances under the Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate ("LIBOR") or a base rate, in either case plus an applicable margin. The Domestic Credit Agreement’s interest rates for LIBOR-based borrowings vary based on leverage in the range of LIBOR plus 2.0% to 2.5%. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%. Commitment fees are in a range of 0.375% to 0.625% based on usage. The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion in second lien notes were outstanding at January 31, 2015, resulting in $760 million of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018. The Revolving Facility is expected to expire in April 2016.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.
At January 31, 2015 and February 1, 2014, we had $213 million and $1.3 billion, respectively, of Revolving Facility borrowings and $667 million and $661 million, respectively, of letters of credit outstanding under the Revolving Facility. Revolving Facility borrowings are included within Short-term borrowings on the Consolidated Balance Sheets as we expect the borrowings to be repaid in less than 12 months. At January 31, 2015 and February 1, 2014, the amount available to borrow under the Revolving Facility was $808 million and $549 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs. We had borrowings of $990 million and $1.0 billion at January 31, 2015 and February 1, 2014, respectively, under the Term Loan.
Senior Secured Notes
In October 2010, we sold $1.0 billion aggregate principal amount of senior secured notes (the "Senior Secured Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Senior Secured Notes, the Company sold $250 million aggregate principal amount of Senior Secured Notes to the Company’s domestic pension plan in a private placement, of which approximately $110 million remains in the domestic pension plan. The Senior Secured Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the "Collateral"). The lien that secures the Senior Secured Notes is junior in priority to the lien on such assets that secures obligations under the Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Senior Secured Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding Senior Secured Notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Senior Secured Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the Senior Secured Notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Senior Secured Notes at a premium based on the "Treasury Rate" as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Senior Secured Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.
Senior Unsecured Notes
On October 20, 2014, the Company announced its board of directors had approved a rights offering allowing its stockholders to purchase up to $625 million in aggregate principal amount of 8% senior unsecured notes due 2019 and warrants to purchase shares of its common stock. The subscription rights were distributed to all stockholders of the Company as of October 30, 2014, the record date for this rights offering, and every stockholder had the right to participate on the same terms in accordance with its pro rata ownership of the Company's common stock, except that holders of the Company's restricted stock that was unvested as of the record date received cash awards in lieu of subscription rights. This rights offering closed on November 18, 2014 and was oversubscribed.
Accordingly, on November 21, 2014, the Company issued $625 million aggregate original principal amount of 8% senior unsecured notes due 2019 (the "Senior Unsecured Notes") and received proceeds of $625 million which were used for general corporate purposes. The Senior Unsecured Notes are the unsecured and unsubordinated obligations of the Company and rank equal in right of payment with the existing and future unsecured and unsubordinated indebtedness of the Company. The Senior Unsecured Notes bear interest at a rate of 8% per annum

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

and the Company will pay interest semi-annually on June 15 and December 15 of each year. The Senior Unsecured Notes are not guaranteed.
We accounted for the Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Senior Unsecured Notes based on the relative fair values of the Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 5. The discount is being amortized over the life of the Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $5 million of the discount was amortized during 2014, resulting in a remaining discount of approximately $273 million at January 31, 2015. The book value of the Senior Unsecured Notes net of the remaining discount was approximately $352 million at January 31, 2015.
Cash Collateral
We post cash collateral for certain self-insurance programs. We continue to classify the cash collateral posted for self-insurance programs as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. At January 31, 2015 and February 1, 2014, $2 million and $18 million of cash, respectively, was posted as collateral for self-insurance programs.
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
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 125 Full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued to wholly owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the "REMIC Securities") that are secured by the mortgages and collateral assignments of the store leases. Payments to the holders on the REMIC Securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion (the "KCD Securities") were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to the holders on the KCD Securities are funded by the royalty payments. The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. In the fourth quarter of fiscal 2013, Holdings contributed all of the outstanding capital stock of Sears Re to SRe Holding Corporation, a direct wholly owned subsidiary of Holdings. Sears Re thereafter reduced its excess statutory capital through the distribution of all REMIC Securities held by it to SRe Holding Corporation. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly owned consolidated subsidiaries. At both January 31, 2015 and February 1, 2014, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.7 billion at both January 31, 2015 and February 1, 2014.

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
NOTE 4—DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL GUARANTEES
We primarily used derivatives as a risk management tool to decrease our exposure to fluctuations in the foreign currency market, and do not use derivative financial instruments for trading or speculative purposes. We were exposed to fluctuations in foreign currency exchange rates as a result of our net investment in Sears Canada. Further, Sears Canada is exposed to fluctuations in foreign currency exchange rates due to inventory purchase contracts denominated in U.S. dollars. We had no outstanding derivatives at January 31, 2015. The recorded amounts and corresponding gains on the hedging activity were not material as of January 31, 2015 and February 1, 2014 or for fiscal years 2014, 2013 and 2012.
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
For derivatives that were designated as hedges of our net investment in Sears Canada, we assessed effectiveness based on changes in forward currency exchange rates. Changes in forward rates on the derivatives were recorded in the currency translation adjustments line in accumulated other comprehensive loss prior to the de-consolidation of Sears Canada on October 16, 2014. Subsequent to that date, the change in forward rates on the remaining derivative contracts that were no longer designated as hedges was recorded in interest and investment income in the Consolidated Statements of Operations.
We settled foreign currency forward contracts during 2014, 2013 and 2012 and received net amounts of $8 million, $9 million and $6 million, respectively, relative to these contract settlements.
Sears Canada Hedges of Merchandise Purchases
At February 1, 2014, Sears Canada had $90 million notional amount of foreign exchange forward contracts. These forward contracts were used to reduce the foreign exchange risk with respect to U.S. dollar denominated assets and liabilities and purchases of goods or services.
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
Counterparty Credit Risk
We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments were major financial institutions with investment grade credit ratings or better at February 1, 2014.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Financial Guarantees
We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding at January 31, 2015:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$667	$18	$—	$685
Commercial letters of credit	—	104	—	104
Secondary lease obligations	—	—	128	128
The secondary lease obligations related to certain store leases that have been assigned and previously divested Sears businesses. The secondary lease obligations represent the maximum potential amount of future payments, including renewal option periods pursuant to the lease agreements. We remain secondarily liable if the primary obligor defaults.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities and domestic cash and cash equivalents are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our long-term debt is disclosed in Note 3 to the Consolidated Financial Statements. The fair value of pension and other postretirement benefit plan assets is disclosed in Note 7 to the Consolidated Financial Statements. The following tables provide the fair value measurement amounts for other financial assets recorded in our Consolidated Balance Sheets at fair value at January 31, 2015 and February 1, 2014:

	Total Fair Value Amounts at
millions	January 31, 2015	Level 1	Level 2	Level 3
Equity method investments (1)	$111	$111	$—	$—

	Total Fair Value Amounts at
millions	February 1, 2014	Level 1	Level 2	Level 3
Cash equivalents(2)	$346	$346	$—	$—
Restricted cash(3)	10	10	—	—
Foreign currency derivative assets(4)	8	—	8	—
Total	$364	$356	$8	$—
__________________

(1)	Included within Other assets on the Consolidated Balance Sheets.

(2)	Included within Cash and cash equivalents on the Consolidated Balance Sheets.

(3)	Included within Restricted cash on the Consolidated Balance Sheets.

(4)	Included within Prepaid expenses and other current assets on the Consolidated Balance Sheets.
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, we measure the impairment and adjust the carrying value as discussed in Note 1. With the exception of the goodwill and fixed asset impairments described in Note 12 and Note 13, respectively, we had no significant remeasurements of such assets or liabilities to fair value during 2014 and 2013.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 6—INTEREST AND INVESTMENT INCOME
The following table sets forth the components of interest and investment income as reported in our Consolidated Statements of Operations:

millions	2014	2013	2012
Interest income on cash and cash equivalents	$3	$4	$7
Gain on de-consolidation of Sears Canada	70	—	—
Other investment income	59	203	87
Total	$132	$207	$94
Interest Income on Cash and Cash Equivalents
We recorded interest income of $3 million, $4 million and $7 million in 2014, 2013 and 2012, respectively, primarily related to interest earned on cash and cash equivalents. These cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to us.
Other Investment Income
Other investment income primarily includes income generated by (and sales of investments in) certain real estate joint ventures and other equity investments in which we do not have a controlling interest. Investment income from equity investments was $37 million, $185 million and $47 million in 2014, 2013 and 2012, respectively. During 2014, the investment income from equity investments included gains of $35 million related to the sale of joint venture interests for which Sears Canada received $65 million ($71 million Canadian) in cash proceeds.
During 2013 and 2012, the investment income from equity investments included gains of $163 million and $25 million, respectively, related sales of real estate joint ventures held by Sears Canada. Other investment income also included a $6 million, $6 million and $30 million dividend received on our cost method investment in Sears Mexico for 2014, 2013 and 2012, respectively.
NOTE 7—BENEFIT PLANS
We sponsor a number of pension and postretirement benefit plans. We account for our retirement programs in accordance with employers' accounting for defined benefit pension and other postretirement plans under Generally Accepted Accounting Principles ("GAAP"). GAAP requires that amounts recognized in financial statements be determined using an actuarial basis. As a result, our pension benefit programs are based on a number of statistical and judgmental assumptions that attempt to anticipate future events and are used in calculating the expense and liability related to our plans each year at January 31. These assumptions include, but are not limited to, discount rates used to value liabilities, assumed rates of return on plan assets, actuarial assumptions relating to retirement age and participant turnover, and mortality rates. The actuarial assumptions we use may differ significantly from actual results. These differences may result in a material impact to the amount of net periodic benefit cost to be recorded in our consolidated financial statements in the future.
Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of liability and expense we recognize. On October 27, 2014, the Society of Actuaries ("SOA") published updated mortality tables and an updated mortality improvement scale, which both reflect improved longevity. In determining the appropriate mortality assumptions as of January 31, 2015, we considered the SOA’s updated mortality tables, as well as other mortality information available from the Social Security Administration to develop assumptions aligned with our expectation of future improvement rates. The change to the mortality rate assumptions resulted in an increase in the 2014 year-end pension obligation of approximately $300 million.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Expenses for retirement and savings-related benefit plans were as follows:

millions	2014	2013	2012
Retirement/401(k) Savings Plans	$4	$8	$10
Pension plans	82	176	630
Postretirement benefits	9	18	24
Total	$95	$202	$664
Retirement Savings Plans
Holdings sponsors retirement savings plans for employees meeting service eligibility requirements. The Company does not match employee contributions.
Other Benefit Plans
Certain domestic full-time and part-time employees of Kmart and Sears are eligible to participate in noncontributory defined benefit plans after meeting age and service requirements. Effective January 31, 1996 and January 1, 2006, respectively, the Kmart tax-qualified defined benefit pension plan and the Sears domestic pension plans were frozen and domestic associates no longer earn additional benefits under the plan. The Kmart tax-qualified defined benefit pension plan was merged with and into the Sears domestic pension plan effective as of January 30, 2008. The merged plan was renamed as the Sears Holdings Pension Plan ("SHC Domestic plan") and Holdings accepted sponsorship of the SHC Domestic plan effective as of that date.
Substantially all full-time Canadian employees, as well as some part-time employees, are eligible to participate in contributory defined benefit plans. Effective July 1, 2008, the Sears Canada defined pension plan was amended and a defined contribution component was added. The defined benefit service accrual ceased and all plan members earn pensionable service under the defined contribution component of the Sears Canada Inc. Registered Retirement Plan. Sears Canada, including its defined benefit obligations, was de-consolidated on October 16, 2014 as discussed in Note 2.
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
Effective December 31, 2014, the Company amended its retiree medical plan to eliminate Company subsidies to the plan. This resulted in a reduction to the post retirement benefit obligation of $48 million.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Pension Plans

	2014	2013
millions	SHC Domestic	SHC Domestic	Sears Canada	Total
Change in projected benefit obligation:
Beginning balance	$4,981	$5,311	$1,438	$6,749
Interest cost	221	219	56	275
Actuarial (gain) loss	1,016	(124)	43	(81)
Benefits paid	(344)	(424)	(112)	(536)
Settlements	—	(1)	—	(1)
Foreign currency exchange impact and other	—	—	(141)	(141)
Balance at the measurement date	$5,874	$4,981	$1,284	$6,265

Change in assets at fair value:
Beginning balance	$3,490	$3,221	$1,272	$4,493
Actual return on plan assets	52	333	161	494
Company contributions	418	361	39	400
Benefits paid	(344)	(424)	(112)	(536)
Settlements	—	(1)	—	(1)
Foreign currency exchange impact	—	—	(136)	(136)
Balance at the measurement date	$3,616	$3,490	$1,224	$4,714
Net amount recognized	$(2,258)	$(1,491)	$(60)	$(1,551)
The accumulated benefit obligation for the SHC Domestic pension plan was $5.9 billion at January 31, 2015 and $5.0 billion at February 1, 2014. The accumulated benefit obligation for the Sears Canada pension plan was $1.3 billion at February 1, 2014.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Postretirement Obligations

	2014	2013
millions	SHC Domestic	SHC Domestic	Sears Canada	Total
Change in accumulated postretirement benefit obligation:
Beginning balance	$215	$247	$295	$542
Interest cost	8	8	12	20
Plan participants' contributions	28	31	—	31
Actuarial (gain) loss	—	(15)	(2)	(17)
Benefits paid	(47)	(56)	(15)	(71)
Plan amendment	(48)	—	(46)	(46)
Foreign currency exchange rate impact and other	—	—	(28)	(28)
Balance at the measurement date	$156	$215	$216	$431

Change in plan assets at fair value:
Beginning of year balance	$—	$—	$45	$45
Actual return on plan assets	—	—	1	1
Company contributions	19	25	1	26
Plan participants' contributions	28	31	—	31
Benefits paid	(47)	(56)	(15)	(71)
Foreign currency exchange rate impact and other	—	—	(12)	(12)
Balance at the measurement date	$—	$—	$20	$20
Funded status	$(156)	$(215)	$(196)	$(411)
The current portion of our liability for postretirement obligations is $15 million, which we expect to pay during fiscal 2015.
Weighted-average assumptions used to determine plan obligations were as follows:

	2014	2013		2012
	SHC Domestic	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada
Pension benefits:
Discount Rate	3.70%	4.60%	4.20%	4.25%	4.20%
Rate of compensation increases	N/A	N/A	3.50%	N/A	3.50%
Postretirement benefits:
Discount Rate	3.30%	4.00%	4.20%	3.55%	4.20%
Rate of compensation increases	N/A	N/A	3.50%	N/A	3.50%
The decrease in the discount rate in 2014 resulted in an increase in the 2014 year-end pension obligation of approximately $500 million.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Net Periodic Benefit Cost
The components of net periodic benefit cost were as follows:

	2014			2013			2012
millions	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total
Pension benefits:
Interest cost	$221	$36	$257	$219	$56	$275	$291	$65	$356
Expected return on plan assets	(246)	(52)	(298)	(224)	(76)	(300)	(291)	(76)	(367)
Cost of settlements	—	—	—	—	—	—	452	—	452
Recognized net loss and other	115	8	123	167	34	201	165	24	189
Net periodic benefit cost	$90	$(8)	$82	$162	$14	$176	$617	$13	$630

Postretirement benefits:
Interest cost	$8	$3	$11	$8	$12	$20	$10	$14	$24
Expected return on assets	—	—	—	—	(2)	(2)	—	(3)	(3)
Cost of settlements	—	—	—	—	—	—	—	3	3
Recognized net loss and other	(1)	(1)	(2)	—	—	—	—	—	—
Net periodic benefit cost	$7	$2	$9	$8	$10	$18	$10	$14	$24
Weighted-average assumptions used to determine net cost were as follows:

	2014		2013		2012
	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada
Pension benefits:
Discount Rate	4.60%	4.20%	4.25%	4.20%	4.90%	4.70%
Return of plan assets	7.00%	6.50%	7.00%	6.50%	7.25%	6.50%
Rate of compensation increases	N/A	3.50%	N/A	3.50%	N/A	3.50%
Postretirement benefits:
Discount Rate	4.00%	3.90%	3.55%	4.20%	4.20%	4.60%
Return of plan assets	N/A	1.00%	N/A	3.75%	N/A	3.75%
Rate of compensation increases	N/A	3.50%	N/A	3.50%	N/A	3.50%

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

For purposes of determining the periodic expense of our defined benefit plans, we use the fair value of plan assets as the market related value. A one-percentage-point change in the assumed discount rate would have the following effects on the pension liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on interest cost component	$29	$(37)
Effect on pension benefit obligation	$(602)	$728
For 2015 and beyond, the domestic weighted-average health care cost trend rates used in measuring the postretirement benefit expense are a 7.5% trend rate in 2015 to an ultimate trend rate of 5.5% in 2019. A one-percentage-point increase or decrease in the assumed health care cost trend rate would have had essentially no impact on the postretirement liability.
Approximately $262 million of the unrecognized net losses in accumulated other comprehensive income are expected to be amortized as a component of net periodic benefit cost during 2015.
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
Domestic plan assets were invested in the following classes of securities:

	Plan Assets at
	January 31, 2015	February 1, 2014
Equity securities	33%	36%
Fixed income and other debt securities	63	59
Other	4	5
Total	100%	100%
The domestic plan's target allocation is determined by taking into consideration the amounts and timing of projected liabilities, our funding policies and expected returns on various asset classes. At January 31, 2015, the plan's target asset allocation was 35% equity and 65% fixed income. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.
Sears Canada plan assets were invested in the following classes of securities (none of which were securities of the Company):

Plan Assets at
February 1, 2014
Equity securities	26%
Fixed income and other debt securities	74
Total	100%

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
Future Cash Flows of Benefit Plans
Information regarding expected future cash flows for the SHC Domestic benefit plan is as follows:

millions	SHC Domestic
Pension benefits:
Employer contributions:
2015 (expected)	$279
Expected benefit payments:
2015	$351
2016	352
2017	355
2018	357
2019	359
2020-2024	1,789
Postretirement benefits:
Employer contributions:
2015 (expected)	$15
Expected employer contribution for benefit payments:
2015	$15
2016	15
2017	14
2018	14
2019	13
2020-2024	56
Domestic Pension Plan Funding
Contributions to our pension plans remain a significant use of our cash on an annual basis. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, the Company has a legacy pension obligation for past service performed by Kmart and Sears associates. During 2014, we contributed $418 million to our domestic pension plans. We estimate that the domestic pension contribution will be $279 million in 2015 and approximately $286 million in 2016, though the ultimate amount of pension contributions could be affected by changes in the applicable regulations, as well as financial market and investment performance.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
Fair Value of Pension and Postretirement Benefit Plan Assets
The following table presents our plan assets using the fair value hierarchy at January 31, 2015 and February 1, 2014:

	Investment Assets at Fair Value at
SHC Domestic	January 31, 2015
millions	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments	$363	$—	$363	$—
Equity securities:
U.S. companies	931	931	—	—
International companies	157	157	—	—
Fixed income securities:
Corporate bonds and notes	2,010	—	2,010	—
Sears Holdings Corporation senior secured notes	101	—	101	—
Mortgage-backed and asset-backed	8	—	2	6
Other	1	—	1	—
Ventures and partnerships	5	—	—	5
Total investment assets at fair value	$3,576	$1,088	$2,477	$11
Cash	4
Accounts receivable	63
Accounts payable	(27)
Net assets available for plan benefits	$3,616

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	Investment Assets at Fair Value at
SHC Domestic	February 1, 2014
millions	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments	$274	$—	$274	$—
Equity securities:
U.S. companies	1,026	1,026	—	—
International companies	163	163	—	—
Fixed income securities:
Corporate bonds and notes	1,888	—	1,888	—
Sears Holdings Corporation senior secured notes	99	—	99	—
Mortgage-backed and asset-backed	3	—	3	—
Ventures and partnerships	6	—	—	6
Total investment assets at fair value	$3,459	$1,189	$2,264	$6
Cash	3
Accounts receivable	57
Accounts payable	(29)
Net assets available for plan benefits	$3,490

	Investment Assets at Fair Value at
Sears Canada	February 1, 2014
millions	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments	$107	$—	$107	$—
Equity securities:
U.S. companies	152	152	—	—
International companies	3	3	—	—
Common collective trusts	264	—	264	—
Fixed income securities:
Corporate bonds and notes	617	—	554	63
Mortgage-backed and asset-backed	54	—	6	48
Municipal and foreign government	14	—	14	—
Hedge and pooled equity funds	2	—	—	2
Total investment assets at fair value	$1,213	$155	$945	$113
Cash	31
Refundable deposits	22
Accounts receivable	347
Accounts payable	(369)
Net assets available for plan benefits	$1,244
Equity securities, which include common and preferred stocks, are actively traded and valued at the closing price reported in the active market in which the security is traded and are assigned to Level 1.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Level 2 as they are primarily valued by institutional bid evaluation, which determines the estimated price a dealer would pay for a security and which is developed using proprietary models established by the pricing vendors for this purpose.
Certain corporate and mortgage-backed and other asset-backed debt securities are assigned to Level 3 based on the relatively low position in the preferred hierarchy of the pricing source. Valuation of the Plan's non-public limited partnerships requires significant judgment by the general partners due to the absence of quoted market value, inherent lack of liquidity, and the long-term nature of the assets, and may result in fair value measurements that are not indicative of ultimate realizable value. Hedge funds consist of fund-of-funds investments and direct hedge funds and are assigned to Level 3. The fund-of-funds investments are primarily valued using a market approach based on the NAVs calculated by the fund and are not publicly available. Direct hedge funds are primarily valued by each fund's third party administrator based on the valuation of the underlying type of security held and are not publicly available. All hedge fund investments are in the process of being redeemed.
A rollforward of our Level 3 assets each year is as follows:

SHC Domestic	February 1, 2014 Balance	Net Realized and Unrealized Losses	Purchases	Sales and Settlements	Net Transfers Into/(Out of) Level 3	January 31, 2015 Balance
millions
Fixed income securities:
Mortgage-backed and asset-backed	$—	$—	$6	$—	$—	$6
Ventures and partnerships	6	—	—	(1)	—	5
Total Level 3 investments	$6	$—	$6	$(1)	$—	$11

SHC Domestic	February 2, 2013 Balance	Net Realized and Unrealized Gains/(Losses)	Purchases	Sales and Settlements	Net Transfers Into/(Out of) Level 3	February 1, 2014 Balance
millions
Ventures and partnerships	$12	$(3)	$—	$(3)	$—	$6
Total Level 3 investments	$12	$(3)	$—	$(3)	$—	$6

Sears Canada	February 2, 2013 Balance	Net Realized and Unrealized Losses	Purchases	Sales and Settlements	Net Transfers Into/(Out of) Level 3	February 1, 2014 Balance
millions
Fixed income securities:
Corporate bonds and notes	$1	$—	$63	$(1)	$—	$63
Mortgage-backed and asset-backed	59	(2)	—	(9)	—	48
Hedge and pooled equity funds	3	—	—	(1)	—	2
Total Level 3 investments	$63	$(2)	$63	$(11)	$—	$113
NOTE 8—EARNINGS PER SHARE
The following tables set forth the components used to calculate basic and diluted loss per share from continuing operations attributable to Holdings' shareholders. Restricted stock awards for 2014, 2013 and 2012, restricted stock units for 2014 and warrants issued in 2014, totaling 5 million shares, 0.2 million shares and 0.3 million shares in 2014, 2013 and 2012, respectively, were not included in the computation of diluted loss per share attributable to Holdings' shareholders because the effect of their inclusion would have been antidilutive.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

millions, except earnings per share	2014	2013	2012
Basic weighted average shares	106.3	106.1	105.9
Dilutive effect of restricted stock awards, restricted stock units and warrants	—	—	—
Diluted weighted average shares	106.3	106.1	105.9

Net loss attributable to Holdings' shareholders	$(1,682)	$(1,365)	$(930)
Loss per share attributable to Holdings' shareholders:
Basic	$(15.82)	$(12.87)	$(8.78)
Diluted	$(15.82)	$(12.87)	$(8.78)
NOTE 9—EQUITY
Stock-based Compensation
We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. We recorded $8 million, $12 million and $15 million in total compensation expense related to stock-based compensation arrangements during 2014, 2013 and 2012, respectively. At January 31, 2015, we had $1 million in total compensation cost related to nonvested awards, which is expected to be recognized over approximately the next three years.
We do not currently have an employee stock option plan and at January 31, 2015, there are no outstanding options.
We granted restricted stock awards and restricted stock units to certain associates. These restricted stock awards and restricted stock units typically vest in zero to three years from the date of grant, provided the grantee remains employed by us at the vesting date. The fair value of these awards and units is equal to the market price of our common stock on the date of grant. We do not currently have a broad-based program that provides for restricted stock awards or restricted stock units on an annual basis. Changes in restricted stock awards and restricted stock units for 2014, 2013 and 2012 were as follows:

	2014		2013		2012
(Shares in thousands)	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant
Beginning of year balance	205	$48.24	424	$57.72	496	$65.02
Granted	168	38.35	135	49.19	175	49.20
Vested	(248)	41.17	(281)	57.71	(172)	60.89
Forfeited	(52)	53.44	(73)	68.47	(75)	78.59
End of year balance	73	$45.82	205	$48.24	424	$57.72

millions	2014	2013	2012
Aggregate fair value of shares granted based on weighted average fair value at date of grant	$6	$7	$9
Aggregate fair value of shares vesting during period	9	14	10
Aggregate fair value of shares forfeited during period	2	4	4

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Approximately 51,000 shares of the 73,000 shares of unvested restricted stock and restricted stock units outstanding at January 31, 2015 are scheduled to vest during 2015, subject to satisfaction of applicable vesting conditions.
Common Share Repurchase Program
From time to time, we repurchase shares of our common stock under a common share repurchase program authorized by our Board of Directors. The common share repurchase program was initially announced in 2005 with a total authorization since inception of the program of $6.5 billion. During 2014, 2013 and 2012, we repurchased no shares of our common stock under our common share repurchase program. At January 31, 2015, we had approximately $504 million of remaining authorization under our common share repurchase program.
The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.
 Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	January 31, 2015	February 1, 2014	February 2, 2013
Pension and postretirement adjustments (net of tax of $(296), $(328) and $(443), respectively)	$(2,028)	$(1,036)	$(1,408)
Cumulative unrealized derivative gain (net of tax of $0, $0 and $0, respectively)	—	2	—
Currency translation adjustments (net of tax of $0, $(38) and $(39), respectively)	(2)	(83)	(51)
Accumulated other comprehensive loss	$(2,030)	$(1,117)	$(1,459)
Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.
Accumulated other comprehensive loss attributable to noncontrolling interests at February 1, 2014 and February 2, 2013 was $53 million and $64 million, respectively.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Income Tax Expense Allocated to Each Component of Other Comprehensive Income (Loss)
Income tax expense allocated to each component of other comprehensive income (loss) was as follows:

	2014
millions	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive loss
Pension and postretirement adjustments
Experience loss	$(1,163)	$—	$(1,163)
Less: amortization of prior service cost included in net period pension cost	126	(3)	123
Pension and postretirement adjustments, net of tax	(1,037)	(3)	(1,040)
Deferred loss on derivatives	(2)	—	(2)
Currency translation adjustments	4	(1)	3
Sears Canada de-consolidation	(186)	—	(186)
Total other comprehensive loss	$(1,221)	$(4)	$(1,225)

	2013
millions	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments
Experience gain	$362	$(126)	$236
Less: amortization of prior service cost included in net period pension cost	193	(7)	186
Pension and postretirement adjustments, net of tax	555	(133)	422
Deferred gain on derivatives	2	—	2
Currency translation adjustments	(70)	(1)	(71)
Total other comprehensive income	$487	$(134)	$353

	2012
millions	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments
Experience loss	$(564)	$1	$(563)
Less: cost of settlements	454	—	454
Less: amortization of prior service cost included in net period pension cost	189	(6)	183
Pension and postretirement adjustments, net of tax	79	(5)	74
Deferred gain on derivatives	5	—	5
Currency translation adjustments	(8)	13	5
Total other comprehensive income	$76	$8	$84

Issuance of Warrants to Purchase Common Stock
On November 21, 2014, the Company issued an aggregate of approximately 22 million warrants pursuant to the exercise of rights in the rights offering for $625 million in aggregate principal amount of 8% Senior Unsecured Notes due 2019 and warrants to purchase shares of its common stock. Each warrant, when exercised, will entitle the

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

holder thereof to purchase one share of the Company’s common stock at an exercise price of $28.41 per share under the terms of the warrant agreement, which exercise price is payable in cash or by surrendering 8% senior unsecured notes due 2019 with a principal amount at least equal to the exercise price. The exercise price and the number of shares of common stock issuable upon exercise of a warrant are both subject to adjustment in certain circumstances. The warrants may be exercised at any time after November 24, 2014. Unless earlier exercised, the warrants will expire on December 15, 2019.
We accounted for the warrants in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, the warrants have been classified as Additional Paid-In Capital on the Consolidated Balance Sheet based on the relative fair value of the warrants and the related 8% Senior Unsecured Notes due 2019 at the time of issuance. The fair value of the warrants and the related 8% Senior Unsecured Notes due 2019 was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 5.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 10—INCOME TAXES

millions	2014	2013	2012
Income (loss) before income taxes:
U.S.	$(1,560)	$(1,610)	$(1,226)
Foreign	(125)	638	216
Total	$(1,685)	$(972)	$(1,010)

Income tax expense (benefit):
Current:
Federal	$19	$2	$17
State and local	19	(6)	15
Foreign	21	47	27
Total current	59	43	59

Deferred:
Federal	70	96	8
State and local	(139)	(42)	(41)
Foreign	135	47	18
Total deferred	66	101	(15)
Total	$125	$144	$44

	2014	2013	2012
Effective tax rate reconciliation:
Federal income tax rate (benefit rate)	(35.0)%	(35.0)%	(35.0)%
State and local tax (benefit) net of federal tax benefit	(4.6)	(3.5)	(3.0)
Federal and state valuation allowance	44.1	74.0	23.5
Sears Canada valuation allowance	9.0	—	—
Sears Canada rights offering	1.4	—	—
Tax benefit resulting from additional paid-in capital income allocation	(3.5)	—	—
Resolution of income tax matters	(2.7)	(1.4)	(0.5)
Tax credits	(0.9)	(1.3)	(1.0)
Canadian repatriation cost on Sears Canada dividend received	(0.7)	6.1	0.5
Adjust foreign statutory rates	0.5	(15.7)	(3.2)
Long-lived land and intangibles	(0.4)	0.6	(0.8)
Tax benefit resulting from other comprehensive income allocation	—	(9.9)	—
Tax on separation of Sears Hometown and Outlet Stores, Inc.	—	—	10.3
Nondeductible goodwill impairment	—	—	10.2
Tax on partial spin-off of Sears Canada	—	—	3.9
Other	0.2	0.9	(0.5)
	7.4%	14.8%	4.4%

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

millions	January 31, 2015	February 1, 2014
Deferred tax assets and liabilities:
Deferred tax assets:
Federal benefit for state and foreign taxes	$146	$147
Accruals and other liabilities	166	144
Capital leases	64	96
NOL carryforwards	1,843	1,187
Postretirement benefit plans	92	74
Pension	1,207	961
Property and equipment	74	—
Deferred revenue	128	171
Credit carryforwards	791	721
Other	124	149
Total deferred tax assets	4,635	3,650
Valuation allowance	(4,478)	(3,366)
Net deferred tax assets	157	284

Deferred tax liabilities:
Trade names/Intangibles	791	1,059
Inventory	440	421
Other	121	126
Total deferred tax liabilities	1,352	1,606
Net deferred tax liability	$(1,195)	$(1,322)
Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income ("OCI"). An exception is provided in the authoritative accounting guidance when there is income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from pension and other postretirement benefits recorded as a component of OCI and creation of a deferred tax liability through additional paid in capital, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the tax year ended January 31, 2015, the Company recorded a charge of $59 million through additional paid in capital relating to the book to tax difference for the original issue discount ("OID") relating to the Senior Unsecured Notes, and recorded a valuation allowance reversal of $59 million in continuing operations. For the tax year ended February 1, 2014, the Company recorded a tax expense of $97 million in OCI related to the gain on pension and other postretirement benefits, and recorded a corresponding tax benefit of $97 million in continuing operations.
We account for income taxes in accordance with accounting standards for income taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. Accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended January 31, 2015, February 1, 2014

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

and February 2, 2013. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future income.
On the basis of this analysis and the significant negative objective evidence, for the year ended January 28, 2012, a valuation allowance of $2.1 billion was added to record only the portion of the deferred tax asset that more likely than not will be realized. Of the total valuation allowance recorded, $317 million was recorded through other comprehensive income. For the year ended February 2, 2013, $213 million of the valuation allowance increase was recorded through other comprehensive income. For the year ended February 1, 2014, the valuation allowance increased by $623 million, but none of the increase was recorded through other comprehensive income. Included in the $623 million valuation allowance increase was $138 million for state separate entity deferred tax assets, as Kmart Corporation incurred a three-year cumulative loss in 2013. For the year ended January 31, 2015, the valuation allowance increased by $1.1 billion of which $454 million was recorded through other comprehensive income.
During the quarterly assessment of deferred tax assets for the year ended January 31, 2015, management determined that it was no longer probable that sufficient future taxable income would be available to allow the deferred tax assets of Sears Canada to be realized. A significant piece of negative evidence evaluated was the recent and anticipated profitability were lower than previously projected. The Company also considered the impact on the timing of the implementation of strategic initiatives at Sears Canada to improve profitability due to their recent senior management changes and realization that certain strategies would not achieve previously expected targets. In assessing the realizability of Sears Canada's deferred tax assets, management considered the four sources of taxable income included in the accounting standards applicable for income taxes. Of these four sources of taxable income, Sears Canada was only able to avail itself of future reversals of existing taxable differences and taxable income in prior carryback years to realize a tax benefit of an existing deductible temporary difference. Therefore, a valuation allowance of $152 million was added to record only the portion of the deferred tax asset that more likely than not will be realized. We recognized the $152 million valuation allowance charge during the third quarter of 2014 in continuing operations. This $152 million valuation allowance was de-recognized in the third quarter as part of the Sears Canada de-consolidation.
At January 31, 2015 and February 1, 2014, we had a valuation allowance of $4.5 billion and $3.4 billion, respectively, to record only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased, or if the objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.
At the end of 2014 and 2013, we had a federal and state net operating loss ("NOL") deferred tax asset of $1.8 billion and $1.2 billion, respectively, which will expire predominately between 2019 and 2035. We have credit carryforwards of $791 million, which will expire between 2015 and 2035.
On April 4, 2014, Holdings and Lands' End entered into a tax sharing agreement in connection with the spin-off. Pursuant to this agreement, Holdings is responsible for all pre-separation U.S. federal, state and local income taxes attributable to the Lands’ End business, and Lands’ End is responsible for all other income taxes attributable to its business, including all foreign taxes.
In connection with the Sears Canada Rights Offering in fiscal 2014, the Company incurred a taxable gain of approximately $107 million on the subscription rights exercised and common shares sold during the fiscal year. There was no income tax payable balance resulting from the taxable gain due to the utilization of NOL attributes of approximately $38 million and a valuation allowance release of the same amount. In addition, a foreign tax credit carryover of $15 million was generated and the valuation allowance increased by the same amount.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
In connection with the taxable spin-off of approximately 45 percent of the Company's common shares in Sears Canada Inc. in 2012, the Company incurred a taxable gain of $367 million. The gain primarily relates to the determination that the fair market value of the common shares distributed to the public shareholders exceeded the tax basis of the shares distributed. The amount of taxes otherwise payable resulting from the gain was reduced by utilization of $40 million of net deferred tax assets, primarily NOL carryforwards. As the Company had previously recorded a valuation allowance against these NOL carryforwards, $40 million of the related valuation allowance was released upon their utilization.
Accounting for Uncertainties in Income Taxes
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. We are present in a large number of taxable jurisdictions, and at any point in time, can have audits underway at various stages of completion in any of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by federal, foreign and/or local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the tax provision as appropriate. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. While we do not expect material changes, it is possible that the amount of unrecognized benefit with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months related to the audits described above. At this time, we are not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits ("UTB") is as follows:

	Federal, State, and Foreign Tax
millions	January 31, 2015	February 1, 2014	February 2, 2013
Gross UTB Balance at Beginning of Period	$150	$161	$192
Tax positions related to the current period:
Gross increases	15	15	21
Gross decreases	—	—	(8)
Tax positions related to prior periods:
Gross increases	—	—	—
Gross decreases	(27)	(17)	(33)
Settlements	(5)	(1)	(1)
Lapse of statute of limitations	(4)	(6)	(10)
Exchange rate fluctuations	2	(2)	—
Gross UTB Balance at End of Period	$131	$150	$161
At the end of 2014, we had gross unrecognized tax benefits of $131 million. Of this amount, $85 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to indirect tax benefits. During fiscal year 2014, the gross unrecognized tax benefits decreased by $25 million due to the Lands’ End spin-off and Sears Canada’s de-consolidation. We expect that our unrecognized tax benefits could decrease up to $6 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At January 31, 2015 and February 1, 2014, the total amount of interest and penalties recognized within the related tax liability in our Consolidated Balance Sheet was $49 million ($32 million net of federal benefit) and $53 million ($36 million net of federal benefit), respectively. The total amount of net interest expense recognized in our Consolidated Statement of Operations for 2014 was $4 million.
We file income tax returns in both the United States and various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its examination of all federal tax returns of Holdings through the 2009 return, and all matters arising from such examinations have been resolved. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2002 through 2012, and Kmart is under examination by such jurisdictions for the years 2003 through 2012.
NOTE 11—REAL ESTATE TRANSACTIONS
Gain on Sales of Assets
We recognized $207 million, $667 million and $468 million in gains on sales of assets during 2014, 2013 and 2012, respectively. These gains were primarily a function of several large real estate transactions.
During 2014, we recorded gains on the sales of assets of $207 million in connection with real estate transactions, which included a gain of $64 million recognized on the sale of three Sears Full-line stores for which we received $106 million of cash proceeds, $13 million recognized on the sale of a distribution facility in our Sears Domestic segment for which we received $16 million of cash proceeds and a gain of $10 million recognized on the sale of a Kmart store for which we received $10 million of cash proceeds.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 12—GOODWILL AND INTANGIBLE ASSETS

The following summarizes our intangible assets at January 31, 2015 and February 1, 2014, respectively, the amortization expenses recorded for the years then ended, as well as our estimated amortization expense for the next five years and thereafter. The carrying amount of trade names and other intangible assets decreased by $531 million as a result of the Lands' End spin-off and $194 million as a result of the de-consolidation of Sears Canada, which are further described in Notes 1 and 2.

	January 31, 2015		February 1, 2014
millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Favorable lease rights	$158	$54	$273	$141
Contractual arrangements and customer lists	96	94	217	202
Trade names	—	—	74	74
	254	148	564	417
Non-amortizing intangible assets:
Trade names	1,991	—	2,703	—
Total	$2,245	$148	$3,267	$417

Annual Amortization Expense
2014	$18
2013	28
2012	56

Estimated Amortization
2015	$7
2016	5
2017	4
2018	4
2019	4
Thereafter	82
Goodwill is the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method. We recorded $1.7 billion in goodwill in connection with the Merger. We recorded $12 million in connection with our acquisition of an additional 3% interest in Sears Canada during 2008.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Changes in the carrying amount of goodwill by segment during 2013 and 2014 were as follows:

millions	Sears Domestic
Balance, February 2, 2013 and February 1, 2014:
Goodwill	$379
2014 activity:
Separation of Lands' End	(110)
Balance, January 31, 2015	$269
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
We perform our annual goodwill and intangible impairment test required under accounting standards at the last day of our November accounting period each year, or when an indication of potential impairment exists. The goodwill impairment test involves a two-step process as described in the "Summary of Significant Accounting Policies" in Note 1. The first step is a comparison of the reporting unit's fair value to its carrying value. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss.
After performing the first step of the process, we determined goodwill recorded at the reporting unit within the Sears Canada segment in 2012 was potentially impaired. The impairment charge was primarily driven by the combination of lower sales and continued margin pressure coupled with expense increases which led to a decline in our operating profit. After performing the second step of the process, we determined that the total amount of goodwill recorded at this reporting unit was impaired and recorded a charge of $295 million in 2012.
A significant amount of judgment is involved in determining if an indicator of impairment has occurred at a date other than the annual impairment test date. Such indicators may include, among others: a significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and slower growth rates.
NOTE 13—STORE CLOSING CHARGES, SEVERANCE COSTS AND IMPAIRMENTS
Store Closings and Severance
We closed 173, 70 and 92 stores in our Kmart segment and 61, 23 and 147 stores in our Sears Domestic segment we previously announced would close, during 2014, 2013 and 2012, respectively. We made the decision to close 118, 113 and 48 stores in our Kmart segment and 47, 32 and 12 stores in our Sears Domestic segment during 2014, 2013 and 2012, respectively. We also made the decision to close 6 domestic supply chain distribution centers in our Kmart segment and 1 domestic supply chain distribution center in our Sears Domestic segment during 2014.
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that we believe can be realized through sub-leasing the leased space. We recorded charges for the related lease obligations of $42 million, $16 million and $34 million at Kmart during 2014, 2013 and 2012, respectively, and of $21 million and $34 million at Sears Domestic during 2014 and 2012, respectively.
We expect to record additional charges of approximately $30 million during 2015 related to stores and domestic supply chain distribution centers we had previously made the decision to close.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Store closing costs and severance recorded for 2014, 2013 and 2012 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$54	$32	$42	$14	$23	$165
Sears Domestic	14	14	21	6	14	69
Sears Canada	1	10	5	—	—	16
Total 2014 costs	$69	$56	$68	$20	$37	$250

Kmart	$45	$10	$16	$18	$12	$101
Sears Domestic	11	(3)	(39)	—	12	(19)
Sears Canada	1	52	—	2	—	55
Total 2013 costs	$57	$59	$(23)	$20	$24	$137

Kmart	$21	$13	$34	$8	$9	$85
Sears Domestic	14	2	34	(6)	13	57
Sears Canada	—	16	(1)	5	—	20
Total 2012 costs	$35	$31	$67	$7	$22	$162
_____________

(1)	Recorded within Cost of sales, buying and occupancy on the Consolidated Statements of Operations.

(2)
Recorded within Selling and administrative on the Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)
2014 costs include $29 million recorded within impairment charges and $8 million recorded within Depreciation and amortization on the Consolidated Statements of Operations. 2013 costs include $13 million recorded within impairment charges and $11 million recorded within Depreciation and amortization on the Consolidated Statements of Operations. 2012 costs are recorded within Depreciation and amortization on the Consolidated Statements of Operations.

Store closing cost accruals of $207 million, $199 million and $193 million at January 31, 2015, February 1, 2014 and February 2, 2013, respectively, were as follows:

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at February 2, 2013	$41	$138	$14	$193
Store closing costs	59	3	20	82
Store closing capital lease obligations	—	2	—	2
Payments/utilizations/other	(37)	(24)	(17)	(78)
Balance at February 1, 2014	63	119	17	199
Store closing costs	56	76	20	152
Payments/utilizations/other	(76)	(39)	(29)	(144)
Balance at January 31, 2015	$43	$156	$8	$207
Goodwill
See Note 12 for further information regarding our goodwill impairment charges recorded in 2012.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Long-Lived Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, we performed an impairment test of certain of our long-lived assets (principally the value of buildings and other fixed assets associated with our stores) due to events and changes in circumstances during 2014, 2013 and 2012 that indicated an impairment might have occurred. The impairment review was triggered by a decline in operating performance at certain locations, as well as by establishing a valuation allowance against certain deferred income tax assets. As a result of this impairment testing, the Company recorded impairment charges of $34 million, $220 million and $35 million during 2014, 2013 and 2012, respectively. The impairment charges recorded during 2014 included a $10 million charge at Kmart, a $9 million charge at Sears Domestic and a $15 million charge at Sears Canada. The impairment charges recorded during 2013 included a $67 million charge at Kmart, a $140 million charge at Sears Domestic, and a $13 million charge at Sears Canada. The impairment charges recorded during 2012 included a $10 million charge at Kmart and a $25 million charge at Sears Domestic.
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
Rental expense for operating leases was as follows:

millions	2014	2013	2012
Minimum rentals	$710	$762	$824
Percentage rentals	12	15	17
Less-Sublease rentals	(45)	(56)	(47)
Total	$677	$721	$794
Minimum lease obligations, excluding taxes, insurance and other expenses payable directly by us, for leases in effect at January 31, 2015, were as follows:

	Minimum Lease Commitments
millions	Capital	Operating
2015	$88	$573
2016	73	486
2017	54	372
2018	36	282
2019	24	196
Later years	97	1,076
Total minimum lease payments	372	2,985
Less-minimum sublease income		(100)
Net minimum lease payments		$2,885
Less:
Estimated executory costs	(25)
Interest at a weighted average rate of 5.9%	(75)
Capital lease obligations	272
Less current portion of capital lease obligations	(62)
Long-term capital lease obligations	$210

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 15—RELATED PARTY DISCLOSURE
Investment of Surplus Cash
Our Board has delegated authority to direct investment of our surplus cash to Mr. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf, other than Mr. Lampert's compensation as our Chief Executive Officer. ESL owned approximately 49% of our outstanding common stock at January 31, 2015.
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
Unsecured Commercial Paper
During 2014 and 2013, ESL and its affiliates held unsecured commercial paper issued by SRAC, an indirect wholly owned subsidiary of Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate, and principal amount outstanding for this commercial paper was 18.8 days, 3.68% and $27.7 million and 28.9 days, 2.76% and $184 million, respectively, in 2014 and 2013. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2014 was $150 million and the aggregate amount of interest paid by SRAC to ESL during 2014 was $1 million. ESL held none of our commercial paper at January 31, 2015 or February 1, 2014, including any held by Mr. Lampert. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
Secured Short-Term Loan
In September 2014, the Company, through Sears, Sears Development Co., and Kmart Corporation ("Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into a $400 million secured short-term loan (the "Loan") with JPP II, LLC and JPP, LLC (together, the "Lender"), entities affiliated with ESL. The Loan was originally scheduled to mature on December 31, 2014. As permitted by the Loan agreement, the Company paid an extension fee equal to 0.5% of the principal amount to extend the maturity date of the loan to February 28, 2015. The Loan has an annual base interest rate of 5%. The Loan is guaranteed by the Company and is secured by a first priority lien on certain real properties owned by the Borrowers. The Lender sold certain participating interests in the Loan during the third quarter, which may restrict the Lender’s ability to take certain actions with respect to the Loan without consent of the purchasers of such participating interests, including the waiver of certain defaults under the Loan.
At January 31, 2015, the outstanding balance of the Loan was $400 million. During 2014, the Borrowers paid an upfront fee of $7 million, an extension fee of $2 million and interest of $5.6 million to the Lender. On February 25, 2015, we entered into an agreement effective February 28, 2015, to amend and extend the $400 million secured short-term loan. Under the terms of the amendment, we repaid $200 million of the $400 million on March 2, 2015 and, in connection with this repayment, the Lender agreed to release at the Company's option, one half of the value

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

of the pledged collateral. The maturity date of the Loan was extended until the earlier of June 1, 2015, or the receipt by the Company of the sale proceeds pursuant to the potential REIT transaction. At any time prior to maturity of the Loan, Borrowers may make a one-time election to re-borrow up to $200 million from the Lender (the "Delayed Advance"), subject to certain conditions, including payment to the Lender of a fee equal to 0.25% of the principal amount of the Delayed Advance. In the event the Company elects to re-borrow the Delayed Advance, Borrowers would again grant a lien on the released properties to secure the Loan. See Note 3 for additional information regarding the Loan.
Senior Secured Notes and Subsidiary Notes
At January 31, 2015 and February 1, 2014, Mr. Lampert and ESL held an aggregate of $205 million and $95 million, respectively, of principal amount of the Company's 6 5/8% Senior Secured Notes due 2018. At both January 31, 2015 and February 1, 2014, Mr. Lampert and ESL held an aggregate of $3 million of principal amount of unsecured notes issued by SRAC (the "Subsidiary Notes").
Senior Unsecured Notes and Warrants
At January 31, 2015, Mr. Lampert and ESL held an aggregate of $299 million of principal amount of the Company's Senior Unsecured Notes, and 10,530,633 warrants to purchase shares of Holdings common stock.
Trade Receivable Put Agreements
On January 26, 2012, ESL entered into an agreement with a financial institution to acquire from the financial institution an undivided participating interest in a certain percentage of its rights and obligations under trade receivable put agreements that were entered into with certain vendors of the Company. These agreements generally provide that, in the event of a bankruptcy filing by the Company, the financial institution will purchase such vendors’ accounts receivable arising from the sale of goods or services to the Company. ESL may from time to time choose to purchase an 80% undivided participating interest in the rights and obligations primarily arising under future trade receivable put agreements that the financial institution enters into with our vendors during the term of its agreement. The Company is not a party to any of these agreements. At January 31, 2015, ESL held no participating interest. At February 1, 2014, ESL held a participating interest totaling $80 million in the financial institution’s agreements relating to the Company.
Sears Canada
ESL owns approximately 50% of the outstanding common shares of Sears Canada (based on publicly available information as of November 13, 2014).
Lands' End
ESL owns approximately 49% of the outstanding common stock of Lands' End (based on publicly available information as of April 4, 2014). Holdings and certain of its subsidiaries entered into a transition services agreement in connection with the spin-off pursuant to which Lands' End and Holdings will provide to each other, on an interim, transitional basis, various services, which may include, but are not limited to, tax services, logistics services, auditing and compliance services, inventory management services, information technology services and continued participation in certain contracts shared with Holdings and its subsidiaries, as well as agreements related to Lands' End Shops at Sears and participation in the Shop Your Way® program.
Amounts due to or from Lands’ End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands' End on at least a monthly basis. At January 31, 2015, Holdings reported a net amount receivable from Lands' End of $5 million in the Accounts receivable line of the Consolidated Balance Sheet. Amounts related to revenue from retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way® program and corporate shared services were $63 million during 2014. The amounts Lands' End earned related to call center services and commissions were $9 million during 2014.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

SHO
Holdings and certain of its subsidiaries engage in transactions with SHO pursuant to various agreements with SHO which, among other things, (1) govern the principal transactions relating to the rights offering and certain aspects of our relationship with SHO following the separation, (2) establish terms under which Holdings and certain of its subsidiaries will provide SHO with services, and (3) establish terms pursuant to which Holdings and certain of its subsidiaries will obtain merchandise for SHO. ESL owns approximately 47% of the outstanding common stock of SHO (based on publicly available information as of July 31, 2014).
These agreements were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of the separation. The Company believes that the methods by which costs are allocated are reasonable and are based on prorated estimates of costs expected to be incurred by the Company. A summary of the nature of related party transactions involving SHO is as follows:

•
SHO obtains a significant amount of its merchandise from the Company. We have also entered into certain agreements with SHO to provide logistics, handling, warehouse and transportation services. SHO also pays a royalty related to the sale of Kenmore, Craftsman and DieHard products and fees for participation in the Shop Your Way® program.

•	SHO receives commissions from the Company for the sale of merchandise made through www.sears.com, extended service agreements, delivery and handling services and credit revenues.

•	The Company provides SHO with shared corporate services. These services include accounting and finance, human resources, information technology and real estate.
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At January 31, 2015 and February 1, 2014, Holdings reported a net amount receivable from SHO of $61 million and $68 million, respectively, in the Accounts receivable line of the Consolidated Balance Sheet. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $1.6 billion during 2014, $1.7 billion during 2013 and $513 million during the period following the separation of SHO from October 12, 2012 through February 2, 2013. The net amounts SHO earned related to commissions were $99 million during 2014, $89 million during 2013 and $60 million during the period following the separation of SHO from October 12, 2012 through February 2, 2013. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 for further information related to these guarantees.
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
NOTE 16—SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at January 31, 2015 and February 1, 2014 consisted of the following:

millions	January 31, 2015	February 1, 2014
Unearned revenues	$739	$836
Self-insurance reserves	611	686
Other	499	486
Total	$1,849	$2,008

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 17—SUMMARY OF SEGMENT DATA
These reportable segment classifications are based on our business formats, as described in Note 1. The Kmart and Sears Canada formats each represent both an operating and reportable segment. As a result of the de-consolidation of Sears Canada as described in Note 2, Sears Canada is no longer an operating or reportable segment, and the segment results presented below reflect the operating results for Sears Canada through October 16, 2014. The Sears Domestic reportable segment consists of the aggregation of several business formats. These formats are evaluated by our Chief Operating Decision Maker ("CODM") to make decisions about resource allocation and to assess performance.
Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States and Canada. The merchandise and service categories are as follows:

(i)	Hardlines—consists of home appliances, consumer electronics, lawn & garden, tools & hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women's, men's, kids', footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore;

(iv)	Service—includes repair, installation and automotive service and extended contract revenue; and

(v)	Other—includes revenues earned in connection with our agreements with SHO and Lands' End, as well as credit revenues and licensed business revenues.

	2014
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services:
Hardlines	$3,605	$8,903	$1,100	$13,608
Apparel and Soft Home	4,049	3,673	880	8,602
Food and Drug	4,326	12	—	4,338
Service	17	2,318	77	2,412
Other	77	2,130	31	2,238
Total merchandise sales and services	12,074	17,036	2,088	31,198
Costs and expenses:
Cost of sales, buying and occupancy	9,513	12,950	1,586	24,049
Selling and administrative	2,962	4,655	603	8,220
Depreciation and amortization	95	437	49	581
Impairment charges	29	19	15	63
(Gain) loss on sales of assets	(103)	(105)	1	(207)
Total costs and expenses	12,496	17,956	2,254	32,706
Operating loss	$(422)	$(920)	$(166)	$(1,508)
Total assets	$3,155	$10,054	$—	$13,209
Capital expenditures	$45	$193	$32	$270

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	2013
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services:
Hardlines	$4,037	$9,355	$1,866	$15,258
Apparel and Soft Home	4,298	5,197	1,742	11,237
Food and Drug	4,772	16	—	4,788
Service	—	2,502	131	2,633
Other	87	2,128	57	2,272
Total merchandise sales and services	13,194	19,198	3,796	36,188
Costs and expenses:
Cost of sales, buying and occupancy	10,329	14,324	2,780	27,433
Selling and administrative	3,083	5,216	1,085	9,384
Depreciation and amortization	129	511	92	732
Impairment charges	70	150	13	233
Gain on sales of assets	(66)	(63)	(538)	(667)
Total costs and expenses	13,545	20,138	3,432	37,115
Operating income (loss)	$(351)	$(940)	$364	$(927)
Total assets	$3,902	$12,206	$2,153	$18,261
Capital expenditures	$63	$196	$70	$329

	2012
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services:
Hardlines	$4,486	$11,870	$2,246	$18,602
Apparel and Soft Home	4,588	5,434	1,856	11,878
Food and Drug	5,398	38	—	5,436
Service	—	2,604	151	2,755
Other	95	1,031	57	1,183
Total merchandise sales and services	14,567	20,977	4,310	39,854
Costs and expenses:
Cost of sales, buying and occupancy	11,158	15,107	3,075	29,340
Selling and administrative	3,284	6,184	1,192	10,660
Depreciation and amortization	147	578	105	830
Impairment charges	10	25	295	330
Gain on sales of assets	(37)	(261)	(170)	(468)
Total costs and expenses	14,562	21,633	4,497	40,692
Operating income (loss)	$5	$(656)	$(187)	$(838)
Total assets	$4,304	$12,648	$2,388	$19,340
Capital expenditures	$122	$171	$85	$378

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
NOTE 19—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2014
millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$7,879	$8,013	$7,207	$8,099
Cost of sales, buying and occupancy	6,051	6,271	5,606	6,121
Selling and administrative	2,089	2,118	2,011	2,002
Net loss attributable to Holdings' shareholders	(402)	(573)	(548)	(159)
Basic net loss per share attributable to Holdings' shareholders	(3.79)	(5.39)	(5.15)	(1.50)
Diluted net loss per share attributable to Holdings' shareholders	(3.79)	(5.39)	(5.15)	(1.50)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	2013
millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$8,452	$8,871	$8,272	$10,593
Cost of sales, buying and occupancy	6,296	6,685	6,341	8,111
Selling and administrative	2,218	2,291	2,262	2,613
Net loss attributable to Holdings' shareholders	(279)	(194)	(534)	(358)
Basic net loss per share attributable to Holdings' shareholders	(2.63)	(1.83)	(5.03)	(3.37)
Diluted net loss per share attributable to Holdings' shareholders	(2.63)	(1.83)	(5.03)	(3.37)
Per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.
NOTE 20—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At January 31, 2015, the principal amount outstanding of the Company’s 6 5/8% senior secured notes due 2018 was $1.24 billion. These notes were issued in 2010 by Sears Holdings Corporation ("Parent"). The Senior Secured Notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the Senior Secured Notes, as well as by Sears Holdings Management Corporation and SRAC (the "guarantor subsidiaries"). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at January 31, 2015 and February 1, 2014, and the Condensed Consolidating Statements of Operations, the Consolidating Statements of Comprehensive Income (Loss) and the Condensed Consolidating Statements of Cash flows for 2014, 2013 and 2012 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. The following condensed consolidated financial statements had total assets and liabilities of approximately $1.1 billion and $385 million, respectively, at February 1, 2014, attributable to the Lands' End domestic business. Merchandise sales and services included revenues of approximately $183 million, $1.3 billion and $1.3 billion from the Lands' End domestic business in 2014, 2013 and 2012, respectively. Net loss attributable to Holdings' shareholders included net income of approximately $2 million, $70 million and $37 million from the Lands' End domestic business in 2014, 2013 and 2012, respectively. The financial information for the domestic portion of Lands' End business is reflected within the guarantor subsidiaries balances for these periods, while the international portion is reflected within the non-guarantor subsidiaries balances for these periods.
On October 16, 2014, we de-consolidated Sears Canada pursuant to a rights offering transaction. The following condensed consolidated financial statements had total assets and liabilities of approximately $2.2 billion and $1.3 billion, respectively, at February 1, 2014 attributable to Sears Canada. Merchandise sales and services included revenues of approximately $2.1 billion, $3.8 billion and $4.3 billion in 2014, 2013 and 2012, respectively. Net loss attributable to Holdings' shareholders included net loss of approximately $137 million in 2014, net income of approximately $244 million in 2013 and net loss of approximately $51 million in 2012. The financial information for Sears Canada is reflected within the non-guarantor subsidiaries balances for these periods.
Merchandise sales and services included revenues of $1.7 billion from SHO for 2012. Net income (loss) attributable to Holdings' shareholders included net income of approximately $51 million from SHO for 2012. The financial information for SHO is reflected within the guarantor subsidiaries balances for the period. The condensed consolidated financial information as of and for the periods ended January 31, 2015, February 1, 2014 and February 2, 2013 reflects the effects of the separation of SHO.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

 Condensed Consolidating Balance Sheet
January 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$219	$31	$—	$250
Intercompany receivables	—	—	26,291	(26,291)	—
Accounts receivable	—	390	39	—	429
Merchandise inventories	—	4,943	—	—	4,943
Prepaid expenses and other current assets	38	797	274	(868)	241
Total current assets	38	6,349	26,635	(27,159)	5,863
Total property and equipment, net	—	3,524	925	—	4,449
Goodwill and intangible assets	—	277	2,089	—	2,366
Other assets	13	494	2,763	(2,739)	531
Investment in subsidiaries	11,700	25,350	—	(37,050)	—
TOTAL ASSETS	$11,751	$35,994	$32,412	$(66,948)	$13,209
Current liabilities
Short-term borrowings	$—	$615	$—	$—	$615
Current portion of long-term debt and capitalized lease obligations	—	72	3	—	75
Merchandise payables	—	1,621	—	—	1,621
Intercompany payables	11,103	15,188	—	(26,291)	—
Short-term deferred tax liabilities	3	485	—	(8)	480
Other current liabilities	34	2,395	1,716	(860)	3,285
Total current liabilities	11,140	20,376	1,719	(27,159)	6,076
Long-term debt and capitalized lease obligations	1,590	3,736	40	(2,256)	3,110
Pension and postretirement benefits	—	2,400	4	—	2,404
Long-term deferred tax liabilities	56	—	981	(322)	715
Other long-term liabilities	—	889	1,205	(245)	1,849
Total Liabilities	12,786	27,401	3,949	(29,982)	14,154
EQUITY (DEFICIT)
Shareholder’s equity (deficit)	(1,035)	8,593	28,463	(36,972)	(951)
Noncontrolling interest	—	—	—	6	6
Total Equity (Deficit)	(1,035)	8,593	28,463	(36,966)	(945)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$11,751	$35,994	$32,412	$(66,948)	$13,209

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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations
For the Year Ended January 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$29,277	$5,187	$(3,266)	$31,198
Cost of sales, buying and occupancy	—	22,917	2,820	(1,688)	24,049
Selling and administrative	2	8,283	1,513	(1,578)	8,220
Depreciation and amortization	—	454	127	—	581
Impairment charges	—	48	15	—	63
Gain on sales of assets	—	(180)	(27)	—	(207)
Total costs and expenses	2	31,522	4,448	(3,266)	32,706
Operating income (loss)	(2)	(2,245)	739	—	(1,508)
Interest expense	(223)	(469)	(92)	471	(313)
Interest and investment income	92	28	483	(471)	132
Other income	—	—	4	—	4
Income (loss) before income taxes	(133)	(2,686)	1,134	—	(1,685)
Income tax (expense) benefit	40	489	(654)	—	(125)
Deficit in earnings in subsidiaries	(1,717)	(53)	—	1,770	—
Net income (loss)	(1,810)	(2,250)	480	1,770	(1,810)
Loss attributable to noncontrolling interests	—	—	—	128	128
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(1,810)	$(2,250)	$480	$1,898	$(1,682)

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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended January 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,810)	$(2,250)	$480	$1,770	$(1,810)
Other comprehensive income (loss):
Pension and postretirement adjustments, net of tax	—	(1,050)	10	—	(1,040)
Deferred gain on derivatives, net of tax	(2)	—	—	—	(2)
Currency translation adjustments, net of tax	5	—	(2)	—	3
Sears Canada de-consolidation	54	10	(250)	—	(186)
Unrealized net loss, net of tax	—	2	222	(224)	—
Total other comprehensive income (loss)	57	(1,038)	(20)	(224)	(1,225)
Comprehensive income (loss)	(1,753)	(3,288)	460	1,546	(3,035)
Comprehensive loss attributable to noncontrolling interest	—	—	—	438	438
Comprehensive income (loss) attributable to Holdings’ shareholders	$(1,753)	$(3,288)	$460	$1,984	$(2,597)

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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended January 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$386	$(2,229)	$897	$(441)	$(1,387)
Proceeds from sales of property and investments	—	358	66	—	424
Purchases of property and equipment	—	(229)	(41)	—	(270)
Sears Canada de-consolidation	—	—	(207)	—	(207)
Proceeds from Sears Canada rights offering	380	—	—	—	380
Net investing with Affiliates	(1,391)	—	(720)	2,111	—
Net cash provided by (used in) investing activities	(1,011)	129	(902)	2,111	327
Proceeds from debt issuances	625	400	—	—	1,025
Repayments of long-term debt	—	(69)	(11)	—	(80)
Increase in short-term borrowings, primarily 90 days or less	—	(1,117)	—	—	(1,117)
Lands' End pre-separation funding	—	515	—	—	515
Separation of Lands' End, Inc.	—	(31)	—	—	(31)
Debt issuance costs	—	(27)	—	—	(27)
Intercompany dividend	—	—	(441)	441	—
Net borrowing with Affiliates	—	2,111	—	(2,111)	—
Net cash provided by (used in) financing activities	625	1,782	(452)	(1,670)	285
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(318)	(460)	—	(778)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	537	491	—	1,028
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$219	$31	$—	$250

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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended February 2, 2013

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(1,356)	$1,053	$—	$(303)
Proceeds from sales of property and investments	—	353	179	—	532
Net decrease in investments and restricted cash	—	—	37	—	37
Purchases of property and equipment	—	(293)	(85)	—	(378)
Net investing with Affiliates	—	—	(236)	236	—
Net cash provided by (used in) investing activities	—	60	(105)	236	191
Proceeds from debt issuances	—	—	5	—	5
Repayments of long-term debt	—	(214)	(121)	—	(335)
Decrease in short-term borrowings, primarily 90 days or less	—	(81)	—	—	(81)
Sears Hometown and Outlet Stores, Inc. pre-separation funding	—	100	—	—	100
Intercompany dividend	100	(100)	—	—	—
Proceeds from the sale of Sears Hometown and Outlet Stores, Inc.	347	—	—	—	347
Debt issuance costs	—	(3)	—	—	(3)
Purchase of Sears Canada shares	—	—	(10)	—	(10)
Sears Canada dividend paid to minority shareholders	—	52	(102)		(50)
Net borrowing with Affiliates	(447)	1,526	(843)	(236)	—
Net cash provided by (used in) financing activities	—	1,280	(1,071)	(236)	(27)
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(16)	(122)	—	(138)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	336	411	—	747
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$320	$289	$—	$609

Sears Holdings Corporation
Schedule II-Valuation and Qualifying Accounts
Years 2014, 2013 and 2012

millions	Balance at beginning of period	Additions charged to costs and expenses	(Deductions)	Balance at end of period

Allowance for Doubtful Accounts(1):
2014	$32	$2	$(9)	$25
2013	28	6	(2)	32
2012	28	5	(5)	28

Allowance for Deferred Tax Assets(2):
2014	3,366	1,392	(280)	4,478
2013	2,743	726	(103)	3,366
2012	2,268	531	(56)	2,743
__________________

(1)	Charges to the account are for the purposes for which the reserves were created.

(2)
At the end of 2013 we had a federal and state net operating loss ("NOL") deferred tax asset of $1.2 billion and a valuation allowance of $3.4 billion. In 2014, there was a net increase to the federal and state NOL deferred tax asset of $656 million, bringing the ending balance to $1.8 billion. The increase in NOLs resulted from additional federal and state losses incurred during 2014, netted against state NOL expirations. The valuation allowance increased by $1.1 billion to $4.5 billion at the end of 2014. Additional valuation allowances for federal and state were created against NOLs and other deferred tax assets, and were netted against state valuation allowance reversals due to expiring state NOLs. Included in the valuation allowance reversals was $26 million through equity due to the spin-off of Lands' End. In addition, there was an increase of $152 million in the valuation allowance for Sears Canada's deferred tax assets prior to its de-consolidation. Upon de-consolidation of Sears Canada, there was a net decrease of $152 million in the valuation allowance.

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
Management assessed the effectiveness of the Company's internal control over financial reporting at January 31, 2015. In making its assessment, management used the criteria set forth in the Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The assessment included the documentation and understanding of the Company's internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.
Based on this evaluation, management concluded that, at January 31, 2015, the Company's internal control over financial reporting is effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles.
Deloitte & Touche LLP, independent registered public accounting firm, has reported on the effectiveness of the Company's internal control over financial reporting at January 31, 2015, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Sears Holdings Corporation
Hoffman Estates, Illinois

We have audited the accompanying consolidated balance sheets of Sears Holdings Corporation and subsidiaries (the "Company") as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for each of the three years in the period ended January 31, 2015. Our audits also included the consolidated financial statement schedule listed in the Index at Item 8. We also have audited the Company's internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Sears Holdings Corporation and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
March 17, 2015

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
Management's annual report on internal control over financial reporting and the report our independent registered public accounting firm appears in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by Item 10 with respect to directors, the audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings "Item 1. Election of Directors," "Committees of the Board of Directors," "Director Independence" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our definitive proxy statement for our annual meeting of stockholders to be held on May 6, 2015 (the "2015 Proxy Statement.") and is incorporated herein by reference.
The information required by this Item 10 regarding the Company's executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K and is incorporated herein by reference.
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
Information regarding executive and director compensation is incorporated by reference to the material under the headings "Executive Compensation," "Compensation of Directors," and "Compensation Committee Report" of the 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading "Amount and Nature of Beneficial Ownership" of the 2015 Proxy Statement.

See also "Equity Compensation Plan Information" in Item 5 of this Report for a discussion of securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings "Certain Relationships and Transactions," "Review and Approval of Transactions with Related Persons" and "Corporate Governance" of the 2015 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading "Independent Registered Public Accounting Firm Fees" of the 2015 Proxy Statement.

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
Date: March 17, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

	* EDWARD S. LAMPERT	Director, Chairman of the Board of Directors, and Chief Executive Officer (principal executive officer)	March 17, 2015
Edward S. Lampert

	* ROBERT A. SCHRIESHEIM	Executive Vice President and Chief Financial Officer (principal financial officer)	March 17, 2015
Robert A. Schriesheim

	* ROBERT A. RIECKER	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 17, 2015
Robert A. Riecker

	* CESAR L. ALVAREZ	Director	March 17, 2015
Cesar L. Alvarez

	* PAUL G. DEPODESTA	Director	March 17, 2015
Paul G. DePodesta

	* KUNAL S. KAMLANI	Director	March 17, 2015
Kunal S. Kamlani

	* WILLIAM C. KUNKLER, III	Director	March 17, 2015
William C. Kunkler, III

	* STEVEN T. MNUCHIN	Director	March 17, 2015
Steven T. Mnuchin

	* ANN N. REESE	Director	March 17, 2015
Ann N. Reese

	* THOMAS J. TISCH	Director	March 17, 2015
Thomas J. Tisch

* By	/S/ ROBERT A. RIECKER
Robert A. Riecker
Individually and as Attorney-in-fact

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, dated January 22, 2014, filed on January 24, 2014 (File No. 000-51217)).

4.1	Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

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

4.7
Indenture, dated as of November 21, 2014, by and between Sears Holdings Corporation and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 21, 2014, filed on November 21, 2014 (File No. 001-36693)).

4.8
First Supplemental Indenture, dated as of November 21, 2014, by and between Sears Holdings Corporation and Computershare Trust Company, N.A., as Trustee (including form of note) (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 21, 2014, filed on November 21, 2014 (File No. 001-36693)).

4.9
Warrant Agreement, dated as of November 21, 2014, by and between Sears Holdings Corporation, Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent (including form of warrant certificate) (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated November 21, 2014, filed on November 21, 2014 (File No. 001-36693)).

10.1
Guarantee executed by Sears, Roebuck and Co. under the Indenture, dated as of May 15, 1995, between Sears Roebuck Acceptance Corp. and JP Morgan Chase Bank (successor to The Chase Manhattan Bank, N.A.), as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 (incorporated by reference to Exhibit 4(g) to Sears Roebuck Acceptance Corp.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 001-04040)).

10.2
Guarantee executed by Sears, Roebuck and Co. under the Indenture, dated as of October 1, 2002, between Sears Roebuck Acceptance Corp. and BNY Midwest Trust Company, as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 (incorporated by reference to Exhibit 4(h) to Sears Roebuck Acceptance Corp.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 001-04040)).

10.3
Guarantee, dated as of November 3, 2003, by Sears, Roebuck and Co. of the commercial paper master notes of Sears Roebuck Acceptance Corp. (incorporated by reference to Exhibit 10.38 to Sears, Roebuck and Co.'s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 001-00416)).

10.4
Second Amended and Restated Credit Agreement, dated as of April 8, 2011, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the lenders named therein, the issuing lenders named therein, Wells Fargo Bank, National Association and General Electric Capital Corporation, as Co-Collateral Agents, Wells Fargo Capital Finance, LLC and General Electric Capital Corporation, as Co-Syndication Agents, Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc. as Co-Documentation Agents, and Bank of America, N.A. as Agent, Co-Collateral Agent and Swingline Lender (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (File No. 000-51217)). (1)

10.5
First Amendment to the Second Amended and Restated Credit Agreement, dated as of October 2, 2013, between Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, the Revolving Lenders party thereto, the Term Lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K dated October 2, 2013, filed on October 2, 2013 (File No. 000-51217)).

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

10.7
Loan Agreement, dated as of September 15, 2014, by and between Sears, Roebuck and Co., Sears Development Co., Kmart Corporation, JPP II, LLC and JPP, LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form10-Q for the fiscal quarter ended November 1, 2014 (File No. 000-51217)).

10.8
Guaranty, dated as of September 15, 2014, by and between Sears Holdings Corporation, JPP II, LLC and JPP, LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2014 (File No. 000-51217)).

10.9
Amendment to Loan Agreement, dated as of February 25, 2015, by and between JPP II, LLC, JPP, LLC, Sears Roebuck and Co., Sears Development Co. and Kmart Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 26, 2015, filed on February 26, 2015 (File No. 001-36693)).

10.10
Purchase, Sale and Servicing Transfer Agreement, dated as of July 15, 2003, by and among Sears, Roebuck and Co., Sears Financial Holding Corporation, Sears National Bank, Sears Roebuck de Puerto Rico, Inc., Sears Life Holding Corp., SRFG, Inc., Sears Intellectual Property Management Company and Citicorp (incorporated by reference to Exhibit 10.1 to Sears, Roebuck and Co.'s Current Report on Form 8-K, dated July 15, 2003, filed on July 17, 2003 (File No. 001-00416)).

10.11
Amendment No. 1, dated as of November 3, 2003, to the Purchase, Sale and Servicing Transfer Agreement, by and among Sears, Roebuck and Co., certain subsidiaries of Sears, Roebuck and Co. and Citicorp (incorporated by reference to Exhibit 2(b) to Sears, Roebuck and Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 001-00416)).

10.12
Amended and Restated Program Agreement, dated as of July 15, 2003, amended and restated as of November 3, 2003, by and between Sears, Roebuck and Co., Sears Intellectual Property Management Company and Citibank (USA) N.A. (incorporated by reference to Exhibit 10(a) to Sears, Roebuck and Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 001-00416)).

10.13
Terms Sheet For Revision of Program Agreement Between Sears, Roebuck and Co. and Citibank USA, N.A., dated April 29, 2005 (incorporated by reference to Exhibit 10.40 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005 (File No. 000-51217)).

10.14
Sears Holdings Corporation Director Compensation Program, as amended (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010 (File No. 000-51217)).**

10.15	Sears Holdings Corporation 2006 Stock Plan, as amended (incorporated by reference to Appendix C to Registrant's Proxy Statement dated March 15, 2006 (File No. 000-51217)).**

10.16	Sears Holdings Corporation 2013 Stock Plan (incorporated by reference to Appendix A to Registrant's Proxy Statement dated March 28, 2013 (File No. 000-51217)).**

10.17	Sears Holdings Corporation Amended and Restated Umbrella Incentive Program (incorporated by reference to Appendix C to Registrant's Proxy Statement dated March 28, 2013 (File No. 000-51217)).**

10.18
Amendment to the Performance Measures under the Amended and Restated Sears Holdings Corporation Umbrella Incentive Program (incorporated by reference to Appendix B to Registrant's Proxy Statement dated March 28, 2013 (File No. 000-51217)).**

10.19
Form of Sears Holdings Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011(File No. 000-51217)).**

10.20
Form of Sears Holdings Corporation Restricted Stock Award Agreement: Terms and Conditions (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 000-51217)).**

10.21
Form of Sears Holdings Corporation Restricted Stock Unit Award Agreement: Terms and Conditions (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 000-51217)).**

10.22
Form of Cash Right - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (File No. 000-51217)).**

10.23
Form of Cash Award - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated September 28, 2012, filed on September 28, 2012 (File No. 000-51217)).**

10.24
Form of Cash Award - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated November 30, 2012, filed on November 30, 2012 (File No. 000-51217)).**

10.25
Sears Holdings Corporation Long-Term Incentive Program, effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (File No. 000-51217)).**

10.26
2012 Additional Definitions under the Sears Holdings Corporation Long-Term Incentive Program (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K, dated September 15, 2012, filed on September 20, 2012 (File No. 000-51217)).**

10.27
2013 Additional Definitions under Sears Holdings Corporation Long-Term Incentive Program (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K, dated February 12, 2013, filed on February 19, 2013 (File No. 000-51217)).**

10.28
Sears Holdings Corporation Cash Long-Term Incentive Plan (Effective February 12, 2013) (incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K, dated February 12, 2013, filed on February 19, 2013 (File No. 000-51217)).**

10.29
Sears Holdings Corporation Annual Incentive Plan (Amended and Restated Effective February 12, 2014) (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form10-Q for the fiscal quarter ended May 3, 2014 (File No. 000-51217)).**

10.30
2014 Additional Definitions under Sears Holdings Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form10-Q for the fiscal quarter ended May 3, 2014 (File No. 000-51217)).**

10.31
2014 Additional Definitions under Sears Holdings Corporation Long-Term Incentive Program (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014 (File No. 000-51217)).**

*10.32	Form of LTIP Award Agreement.

10.33
Form of Cash Award - Addendum to Restricted Stock Award(s) (Lands’ End Make-Whole) (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014 (File No. 000-51217)).**

10.34
Form of Cash Award - Addendum to Restricted Stock Unit Award(s) (Lands’ End Make-Whole) (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014 (File No. 000-51217)).**

10.35
Form of Cash Award - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 22, 2014, filed on October 22, 2014 (File No. 001-36693)).**

10.36
Form of Cash Right - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated November 7, 2014, filed on November 7, 2014 (File No. 001-36693)).**

10.37	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 000-51217)).**

10.38
Form of letter from Registrant to Edward S. Lampert relating to employment dated March 18, 2013 (incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (File No. 000-51217)).**

10.39
Addendum, dated as of April 21, 2014, to letter from Registrant to Edward S. Lampert relating to employment dated March 18, 2013 (Lands’ End Make-Whole) (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014 (File No. 000-51217)).**

10.40
Letter from Registrant to Jeffrey A. Balagna relating to employment dated April 26, 2013 (incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 000-51217)).**

*10.41	Letter from Registrant to Arun D. Arora relating to employment dated March 19, 2014.**

*10.42	Addendum, dated as of August 1, 2014, to Letter from Registrant to Arun D. Arora relating to employment dated March 19, 2014.**

10.43
Letter from Registrant to Imran Jooma relating to employment dated December 20, 2011(incorporated by reference to Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (File No. 000-51217)).**

10.44
Letter from Registrant to Imran Jooma relating to employment dated February 5, 2013 (incorporated by reference to Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (File No. 000-51217)).**

10.45
Letter from Registrant to Robert A. Schriesheim relating to employment dated August 15, 2011 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011(File No. 000-51217)).**

10.46
Executive Severance Agreement, dated and effective as of August 16, 2011, between Sears Holdings Corporation and its affiliates and subsidiaries and Robert A. Schriesheim (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011(File No. 000-51217)).**(1)

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

101
The following financial information from the Annual Report on Form 10-K for the year ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations for the years ended January 31, 2015, February 1, 2014 and February 2, 2013; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended January 31, 2015, February 1, 2014 and February 2, 2013; (iii) the Consolidated Balance Sheets at January 31, 2015 and February 1, 2014; (iv) the Consolidated Statements of Cash Flows for the years ended January 31, 2015, February 1, 2014 and February 2, 2013; (v) the Consolidated Statements of Equity (Deficit) for the years ended January 31, 2015, February 1, 2014 and February 2, 2013; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

__________________

*	Filed herewith

**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

(1)	Confidential treatment was granted as to omitted portions of this Exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.