Form 10-Q
period 2015-05-02
SEARS HOLDINGS CORP
filed 2015-06-08
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 2, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217, 001-36693
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (847) 286-2500
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
Yes    ☐            No    ☒
As of May 29, 2015, the registrant had 106,602,160 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended May 2, 2015 and May 3, 2014

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended
millions, except per share data	May 2, 2015	May 3, 2014
REVENUES
Merchandise sales and services(1)(2)	$5,882	$7,879
COSTS AND EXPENSES
Cost of sales, buying and occupancy(1)	4,364	6,051
Selling and administrative	1,681	2,089
Depreciation and amortization	122	155
Impairment charges	—	5
Gain on sales of assets	(107)	(46)
Total costs and expenses	6,060	8,254
Operating loss	(178)	(375)
Interest expense	(90)	(71)
Interest and investment income (loss)	(18)	4
Other income (loss)	1	(3)
Loss before income taxes	(285)	(445)
Income tax (expense) benefit	(18)	3
Net loss	(303)	(442)
Loss attributable to noncontrolling interests	—	40
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(303)	$(402)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(2.85)	$(3.79)
Diluted loss per share	$(2.85)	$(3.79)
Basic weighted average common shares outstanding	106.5	106.2
Diluted weighted average common shares outstanding	106.5	106.2

(1)
Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $335 million and $358 million for the 13 weeks ended May 2, 2015 and May 3, 2014, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

(2) Includes revenue from Lands' End, Inc. ("Lands' End") for retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way® program and corporate shared services of $15 million and $6 million for the 13 weeks ended May 2, 2015 and May 3, 2014, respectively.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)

	13 Weeks Ended
millions	May 2, 2015	May 3, 2014
Net loss	$(303)	$(442)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	65	30
Deferred loss on derivatives, net of tax	—	(1)
Currency translation adjustments, net of tax	—	11
Total other comprehensive income	65	40
Comprehensive loss	(238)	(402)
Comprehensive loss attributable to noncontrolling interests	—	34
Comprehensive loss attributable to Holdings' shareholders	$(238)	$(368)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

millions	May 2, 2015	May 3, 2014	January 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$286	$831	$250
Restricted cash	—	11	—
Accounts receivable(1)	474	562	429
Merchandise inventories	5,054	6,726	4,943
Prepaid expenses and other current assets	249	397	241
Total current assets	6,063	8,527	5,863

Property and equipment, net	4,351	5,190	4,449
Goodwill	269	269	269
Trade names and other intangible assets	2,094	2,312	2,097
Other assets	513	632	531
TOTAL ASSETS	$13,290	$16,930	$13,209
LIABILITIES
Current liabilities
Short-term borrowings(2)	$714	$1,230	$615
Current portion of long-term debt and capitalized lease obligations	73	78	75
Merchandise payables	1,685	2,612	1,621
Other current liabilities	1,912	2,284	2,087
Unearned revenues	804	889	818
Other taxes	371	435	380
Short-term deferred tax liabilities	480	484	480
Total current liabilities	6,039	8,012	6,076
Long-term debt and capitalized lease obligations(3)	3,101	2,821	3,110
Pension and postretirement benefits	2,329	1,837	2,404
Sale-leaseback financing obligation	426	—	—
Other long-term liabilities	1,859	1,998	1,849
Long-term deferred tax liabilities	718	800	715
Total Liabilities	14,472	15,468	14,154
Commitments and contingencies
EQUITY (DEFICIT)
Total Equity (Deficit)	(1,182)	1,462	(945)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$13,290	$16,930	$13,209

(1)
Includes $101 million, $86 million and $61 million at May 2, 2015, May 3, 2014 and January 31, 2015, respectively, of net amounts receivable from SHO, and a net amount receivable from Lands' End of $3 million, $5 million and $5 million at May 2, 2015, May 3, 2014 and January 31, 2015, respectively.

(2) Includes $100 million and $150 million of our unsecured commercial paper held by ESL and its affiliates at May 2, 2015 and May 3, 2014, respectively. ESL and its affiliates held none of our unsecured commercial paper at January 31, 2015. Includes a $200 million and $400 million secured short-term loan with JPP II, LLC and JPP, LLC, entities affiliated with ESL, at May 2, 2015 and January 31, 2015, respectively.

(3)
Includes $205 million of Senior Secured Notes and $3 million of Subsidiary Notes held by ESL and its affiliates at May 2, 2015, May 3, 2014 and January 31, 2015. Also includes $299 million of Senior Unsecured Notes held by ESL and its affiliates at May 2, 2015 and January 31, 2015.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
millions	May 2, 2015	May 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(303)	(442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122	155
Impairment charges	—	5
Gain on sales of assets	(107)	(46)
Pension and postretirement plan contributions	(67)	(102)
Mark-to-market adjustments of financial instruments	19	—
Settlement of Canadian dollar hedges	—	1
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	3	(25)
Merchandise inventories	(111)	(37)
Merchandise payables	64	153
Income and other taxes	(11)	(92)
Other operating assets	(48)	(39)
Other operating liabilities	(96)	(91)
Net cash used in operating activities	(535)	(560)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	108	79
Purchases of property and equipment	(44)	(72)
Net cash provided by investing activities	64	7

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt(1)	(218)	(20)
Increase (decrease) in short-term borrowings, primarily 90 days or less	299	(102)
Proceeds from sale-leaseback financing	426	—
Lands' End, Inc. pre-separation funding	—	515
Separation of Lands' End, Inc.	—	(31)
Debt issuance costs	—	(11)
Net cash provided by financing activities	507	351
Effect of exchange rate changes on cash and cash equivalents	—	5
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36	(197)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	250	1,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$286	$831

Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$18	$76
Cash interest paid	80	84
Unpaid liability to acquire equipment and software	15	24

(1) Repayments in 2015 include $200 million of a secured short-term loan with JPP II, LLC and JPP, LLC, entities affiliated with ESL.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Equity (Deficit)
(Unaudited)

	Equity (Deficit) Attributable to Holdings’ Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at February 1, 2014	106	$1	$(5,963)	$9,298	$(480)	$(1,117)	$444	$2,183
Comprehensive loss
Net loss	—	—	—	—	(402)	—	(40)	(442)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	29	1	30
Deferred loss on derivatives, net of tax	—	—	—	—	—	(1)	—	(1)
Currency translation adjustments, net of tax	—	—	—	—	—	6	5	11
Total Comprehensive Loss								(402)
Stock awards	—	—	—	1	—	—	—	1
Separation of Lands' End, Inc.	—	—	—	(323)	—	2	—	(321)
Associate stock purchase	—	—	1	—	—	—	—	1
Balance at May 3, 2014	106	$1	$(5,962)	$8,976	$(882)	$(1,081)	$410	$1,462
Balance at January 31, 2015	107	1	(5,949)	9,189	(2,162)	(2,030)	6	(945)
Comprehensive loss
Net loss	—	—	—	—	(303)	—	—	(303)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	65	—	65
Total Comprehensive Loss								(238)
Stock awards	—	—	4	(4)	—	—	—	—
Associate stock purchase	—	—	1	—	—	—	—	1
Balance at May 2, 2015	107	$1	$(5,944)	$9,185	$(2,465)	$(1,965)	$6	$(1,182)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 1,716 full-line and specialty retail stores in the United States, operating through Kmart and Sears. Through the third quarter of 2014, we conducted our operations under three reportable segments: Kmart, Sears Domestic and Sears Canada. Following the de-consolidation of Sears Canada in the third quarter of 2014 discussed below, we have operated under two reportable segments: Kmart and Sears Domestic.
These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The retail business is seasonal in nature, and we generate a high proportion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. These interim financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
Depreciation Expense
Depreciation expense included within depreciation and amortization expense reported on the Condensed Consolidated Statements of Operations was $119 million and $150 million for the 13-week periods ended May 2, 2015 and May 3, 2014, respectively.
Vendor Credits
During the 13-week period ended May 2, 2015, the Company received $93 million related to one-time credits from vendors associated with prior supply arrangements, which have been reflected as a credit within cost of sales, buying and occupancy on the Condensed Consolidated Statement of Operations.
Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment and pension plan contributions. We have incurred losses and experienced negative operating cash flows for the past several years; accordingly, the Company has taken a number of actions to enhance its financial flexibility and fund its continued transformation, support its operations and meet its obligations.
Consistent with our prior comments on enhancing our flexibility with our capital structure, we have reached agreement with three of our leading lenders on our $3.275 billion Domestic Credit Facility agreement, representing $1.175 billion of commitments, on terms pursuant to which they would be willing to amend and extend our Domestic Credit Facility, currently expiring in April of 2016, to 2020. We have already initiated discussions with our broader lender group and, if successful, expect to close the refinancing during the second quarter, with an extended facility of approximately $2.0 billion maturing in 2020, and the remaining $1.275 billion of the existing Domestic Credit Facility in place until April of 2016. In addition, we have made progress during the first quarter of 2015 toward the formation of the previously announced Real Estate Investment Trust ("REIT"), Seritage Growth Properties ("Seritage"), a publicly traded REIT, and the subsequent purchase of properties from the Company by Seritage or one of its subsidiaries. We expect that we will be declared effective by the SEC, and are targeting to launch the rights offering on June 12, 2015. This transaction will involve the sale and leaseback of approximately 235 Sears and Kmart stores, as well as the purchase of our interest in the previously announced joint ventures, with expected proceeds to Holdings of $2.6 billion, and is expected to be completed during the second quarter. The REIT

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

itself would be funded by equity and debt, with the equity raised through a rights offering. The subscription rights would be distributed pro rata to all stockholders of record of the Company, and every stockholder would have the right to participate, except that holders of the Company's restricted stock that is unvested as of the record date would be expected to receive cash awards in lieu of subscription rights. Once the transaction is complete, the Company plans to use a portion of the proceeds to pay down the existing revolver borrowings. The Company expects to recognize a significant gain upon completion of this transaction, which will also trigger a significant tax benefit that would be realized on the deferred taxes related to indefinite-life assets related to the property sold to the REIT, in amounts indeterminable at this time.
With the expected completion of the REIT transaction and the amendment and extension of our Domestic Credit Facility, we expect to have successfully enhanced our financial flexibility, recapitalized our balance sheet and secured a solid financial foundation to accelerate the investment in our transformation. We believe that our liquidity needs will be satisfied by these actions through the foreseeable future.
We cannot predict the outcome of the actions to generate liquidity to fund the transformation discussed above, or whether such actions would generate the expected liquidity to fund the transformation as currently planned. As we progress in our transformation, we are primarily focusing on profitability instead of revenues, market share and other metrics which relate to, but do not necessarily drive profit. This approach may negatively impact our sales, however, it should also reduce the risk of material profit declines. We believe that our focus on profitability will contribute to a meaningful performance in 2015 and beyond. However, if we continue to experience operating losses, and we are not able to generate enough funds from the above actions (or some combination of other actions), the availability under our Domestic Credit Facility might be fully utilized and we would need to secure additional sources of funds. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency.
Sears Canada Rights Offering
On October 2, 2014, the Company announced that its board of directors had approved a rights offering of up to 40 million shares of Sears Canada Inc. ("Sears Canada"). In connection with the rights offering, each holder of Holdings' common stock received one subscription right for each share of common stock held at the close of business on October 16, 2014, the record date for the rights offering. On October 16, 2014, ESL Partners, L.P. and Edward S. Lampert, our Chairman and Chief Executive Officer and Chairman and Chief Executive Officer of ESL Investments Inc. and related entities (collectively "ESL") exercised a portion of its pro rata portion of the basic subscription rights to the offering, resulting in the sale of approximately 18 million common shares of Sears Canada to ESL. After the sale of Sears Canada shares to ESL on October 16, 2014, the Company was the beneficial holder of approximately 34 million shares, or 34%, of the common shares of Sears Canada. As such, the Company no longer maintained control of Sears Canada resulting in the de-consolidation of Sears Canada. The Sears Canada rights offering closed on November 7, 2014 and was oversubscribed. Accordingly, the Company sold a total of 40 million common shares of Sears Canada and received total aggregate proceeds of $380 million for the rights offering by the closing date.
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
Also, we determined that we have the ability to exercise significant influence over Sears Canada as a result of our ownership interest in Sears Canada and as a result of Mr. Lampert's role as our Chairman and Chief Executive Officer, and Chairman and Chief Executive Officer of ESL. Accordingly, we accounted for our retained investment in the common shares of Sears Canada as an equity method investment in accordance with accounting standards applicable to investments. We elected the fair value option for the equity method investment in Sears Canada in accordance with accounting standards applicable to financial instruments. The fair value of our equity method investment is recorded in Other assets on the Condensed Consolidated Balance Sheet and is disclosed in Note 4, and

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

the change in fair value is recorded in Interest and investment income (loss) on the Condensed Consolidated Statement of Operations.
In addition, since the Company has retained an equity interest in Sears Canada, the operating results for Sears Canada through October 16, 2014 are presented within the consolidated operations of Holdings and the Sears Canada segment in the accompanying Condensed Consolidated Financial Statements in accordance with accounting standards applicable to presentation of financial statements.
At both May 2, 2015 and January 31, 2015, the Company was the beneficial holder of approximately 12 million, or 12%, of the common shares of Sears Canada. At May 3, 2014, Sears Holdings was the beneficial holder of approximately 52 million, or 51%, of the common shares of Sears Canada.
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
NOTE 2—BORROWINGS
Total borrowings were as follows:

millions	May 2, 2015	May 3, 2014	January 31, 2015
Short-term borrowings:
Unsecured commercial paper	$104	$159	$2
Secured short-term loan	200	—	400
Secured borrowings	410	1,071	213
Long-term debt, including current portion:
Notes and debentures outstanding	2,919	2,569	2,913
Capitalized lease obligations	255	330	272
Total borrowings	$3,888	$4,129	$3,800
The fair value of long-term debt, excluding capitalized lease obligations, was $3.0 billion at May 2, 2015, $2.4 billion at May 3, 2014 and $2.9 billion at January 31, 2015. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 4 to the Condensed Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Debt Repurchase Authorization
In 2005, our Finance Committee of the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of our outstanding indebtedness in open market or privately negotiated transactions. Our wholly owned finance subsidiary, Sears Roebuck Acceptance Corp. ("SRAC"), has repurchased $215 million of its outstanding notes. Holdings has repurchased $10 million of senior secured notes. The unused balance of this authorization is $275 million at May 2, 2015.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At May 2, 2015, May 3, 2014 and January 31, 2015, we had outstanding commercial paper borrowings of $104 million, $159 million and $2 million, respectively. ESL held $100 million and $150 million, respectively, of our commercial paper at May 2, 2015 and May 3, 2014, including $58 million and $86 million, respectively, held by Mr. Lampert. See Note 13 for further discussion of these borrowings. ESL held none of our commercial paper at January 31, 2015, including any held by Edward S. Lampert.
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
The Lender sold certain participating interests in the Loan during the third quarter of 2014, which may restrict the Lender's ability to take certain actions with respect to the Loan without consent of the purchasers of such participating interests, including the waiver of certain defaults under the Loan.
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
At May 2, 2015 and January 31, 2015, the outstanding balance of the Loan was $200 million and $400 million, respectively.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
Advances under the Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate ("LIBOR") or a base rate, in either case plus an applicable margin. The Domestic Credit Agreement's interest rates for LIBOR-based borrowings vary based on leverage in the range of LIBOR plus 2.0% to 2.5%. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%. Commitment fees are in a range of 0.375% to 0.625% based on usage. The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.24 billion in second lien notes were outstanding at May 2, 2015, resulting in $760 million of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018. The Revolving Facility is expected to expire in April 2016.
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
At May 2, 2015, May 3, 2014 and January 31, 2015, we had $410 million, $1.1 billion and $213 million, respectively, of Revolving Facility borrowings and $657 million, $656 million and $667 million, respectively, of letters of credit outstanding under the Revolving Facility. At May 2, 2015, May 3, 2014 and January 31, 2015, the amount available to borrow under the Revolving Facility was $726 million, $752 million and $808 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs. At May 2, 2015, May 3, 2014 and January 31, 2015, we had borrowings of $988 million, $998 million and $990 million, respectively, under the Term Loan.
Senior Secured Notes
In October 2010, we sold $1.0 billion aggregate principal amount of senior secured notes (the "Senior Secured Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
We accounted for the Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Senior Unsecured Notes based on the relative fair values of the Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 4. The discount is being amortized over the life of the Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $5 million of the discount was amortized during 2014, resulting in a remaining discount of approximately $273 million at January 31, 2015. The book value of the Senior Unsecured Notes net of the remaining discount was approximately $352 million at January 31, 2015. Approximately $8 million of the discount was amortized during the 13-week period ended May 2, 2015, resulting in a remaining discount of approximately $265 million at May 2, 2015. The book value of the Senior Unsecured Notes net of the remaining discount was approximately $360 million at May 2, 2015.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
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
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit ("REMIC"). The real estate associated with 125 Full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued to wholly owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the "REMIC Securities") that are secured by the mortgages and collateral assignments of the store leases. Payments to the holders on the REMIC Securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion (the "KCD Securities") were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to the holders on the KCD Securities are funded by the royalty payments. The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. In the fourth quarter of fiscal 2013, Holdings contributed all of the outstanding capital stock of Sears Re to SRe Holding Corporation, a direct wholly owned subsidiary of Holdings. Sears Re thereafter reduced its excess statutory capital through the distribution of all REMIC Securities held by it to SRe Holding Corporation. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly owned consolidated subsidiaries. At May 2, 2015, May 3, 2014 and January 31, 2015, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.7 billion at May 2, 2015, May 3, 2014 and January 31, 2015.
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
NOTE 3—DERIVATIVE FINANCIAL INSTRUMENTS
We primarily used derivatives as a risk management tool to decrease our exposure to fluctuations in the foreign currency market, and do not use derivative financial instruments for trading or speculative purposes. We were exposed to fluctuations in foreign currency exchange rates as a result of our net investment in Sears Canada. Further, Sears Canada was exposed to fluctuations in foreign currency exchange rates due to inventory purchase contracts denominated in U.S. dollars. We had no material outstanding derivatives at May 2, 2015 or January 31, 2015. The recorded amounts and corresponding gains on the hedging activity were not material at May 3, 2014 or for the 13-week period ended May 3, 2014.
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
Sears Canada had merchandise purchase contracts denominated in U.S. currency. The merchandise purchase contracts were considered embedded derivatives under relevant accounting rules.
We recorded mark-to-market adjustments for the fair value of forward contracts and embedded derivatives at the end of each period. Changes in the fair value of any derivatives that were not designated as hedges were recorded in earnings each period. Sears Canada mitigated the risk of foreign currency exchange rates by entering into foreign exchange forward contracts. Since the Company's functional currency is the U.S. dollar, we were not directly exposed to the risk of exchange rate changes due to Sears Canada's contracts, and therefore we did not account for these instruments as a hedge of our foreign currency exposure risk.
Counterparty Credit Risk
We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments were major financial institutions with investment grade credit ratings or better at May 3, 2014.
NOTE 4—FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
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
Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities, cash and domestic cash equivalents are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our long-term debt is disclosed in Note 2. The following tables provide the fair value measurement amounts for other financial assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value at May 2, 2015, May 3, 2014 and January 31, 2015:

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

millions	Total Fair Value Amounts at May 2, 2015	Level 1	Level 2	Level 3
Equity method investments(1)	$92	$92	$—	$—

millions	Total Fair Value Amounts at May 3, 2014	Level 1	Level 2	Level 3
Cash equivalents(2)	$172	$172	$—	$—
Restricted cash(3)	11	11	—	—
Foreign currency derivative assets(4)	2	—	2	—
Total	$185	$183	$2	$—

millions	Total Fair Value Amounts at January 31, 2015	Level 1	Level 2	Level 3
Equity method investments(1)	$111	$111	$—	$—
__________________

(1)	Included within Other assets on the Condensed Consolidated Balance Sheets.

(2)	Included within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

(3)	Included within Restricted cash on the Condensed Consolidated Balance Sheets.

(4)	Included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Condensed Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, we measure the impairment and adjust the carrying value. With the exception of the fixed asset impairments described in Note 5, we had no significant remeasurements of such assets or liabilities to fair value during the 13-week periods ended May 2, 2015 and May 3, 2014.
NOTE 5—STORE CLOSING CHARGES, SEVERANCE COSTS, IMPAIRMENTS AND REAL ESTATE TRANSACTIONS
Store Closings and Severance
During the first quarter of 2015, we closed six stores in our Kmart segment and two stores in our Sears Domestic segment we previously announced would close. During the first quarter of 2014, we closed 29 stores in our Kmart segment and 13 stores in our Sears Domestic segment we previously announced would close. We made the decision to close 12 stores in our Kmart segment and two stores in our Sears Domestic segment during the first quarter of 2015, and 14 stores in our Kmart segment and four stores in our Sears Domestic segment during the first quarter of 2014.
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

cease to use the leased space and have been reduced for any income that we believe can be realized through sub-leasing the leased space.
Store closing costs and severance recorded for the 13-week periods ended May 2, 2015 and May 3, 2014 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$5	$1	$28	$2	$—	$36
Sears Domestic	1	2	—	—	—	3
Total for the 13-week period ended May 2, 2015	$6	$3	$28	$2	$—	$39

Kmart	$5	$1	$—	$3	$—	$9
Sears Domestic	2	—	(2)	—	5	5
Sears Canada	—	5	5	—	—	10
Total for the 13-week period ended May 3, 2014	$7	$6	$3	$3	$5	$24
_____________

(1)	Recorded within Cost of sales, buying and occupancy on the Condensed Consolidated Statements of Operations.

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
Store closing cost accruals of $209 million, $180 million and $207 million at May 2, 2015, May 3, 2014 and January 31, 2015, respectively, were as follows:

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at May 3, 2014	$49	$120	$11	$180
Store closing costs	50	70	17	137
Payments/utilizations	(56)	(34)	(20)	(110)
Balance at January 31, 2015	43	156	8	207
Store closing costs	3	28	2	33
Payments/utilizations	(12)	(16)	(3)	(31)
Balance at May 2, 2015	$34	$168	$7	$209
Real Estate Transactions
On April 1, 2015, April 13, 2015, and April 30, 2015, Holdings and General Growth Properties, Inc. ("GGP"), Simon Property Group, Inc. ("Simon") and The Macerich Company ("Macerich"), respectively, announced that they have entered into three distinct real estate joint ventures (collectively, the "JVs"). Holdings contributed 31 properties to the JVs where Holdings currently operates department stores (or leases former stores to third party tenants), in exchange for a 50% interest in the JVs and $429 million in cash ($426 million, net of closing costs). The transactions value these properties at $858 million in the aggregate.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Holdings has agreed to lease back the properties from the JVs under triple-net master lease agreements (the "Master Lease"). The Master Lease will extend for a period of 10 years, with two five-year renewal options. The initial amount of aggregate base rent under the Master Lease will be $42 million and increases at 2% per year. The JVs have the ability to recapture up to 50% of the space leased to Holdings and then re-lease this space to other tenants.
Holdings plans to sell approximately 235 other Holdings' properties to Seritage Growth Properties ("Seritage"), a new real estate investment trust ("REIT"), in connection with its previously announced exploration of the formation of a REIT. Holdings also expects to sell its 50% interest in the JVs (for a purchase price equal to that being paid by GGP, Simon, and Macerich) to Seritage.
Because of our ownership interest in the JVs and continuing involvement in the properties, the transaction does not qualify for sale-leaseback accounting and therefore, Holdings accounted for the joint ventures as a financing transaction and accordingly recorded a sale-leaseback financing obligation of $426 million and continued to report the real property assets of $239 million at May 2, 2015 on our Condensed Consolidated Balance Sheet. Upon the planned sale of the JVs to the REIT, the continuing involvement through an ownership interest in the buyer-lessor will no longer exist, and Holdings expects that the transaction will qualify for sales recognition and to apply sale-leaseback accounting.
During the first quarter of 2015, we recorded gains on the sales of assets of $107 million in connection with real estate transactions, which included gains of $86 million recognized on the sale of two Sears Full-line stores for which we received $96 million of cash proceeds, and $10 million recognized on the surrender and early termination of one Kmart store lease. In connection with one of the Sears Full-line stores, we entered into a leaseback agreement for up to six months. We determined that we have surrendered substantially all of our rights and obligations, and, therefore, immediate gain recognition is appropriate on all of these transactions.
During the first quarter of 2014, we recorded gains on the sales of assets of $46 million in connection with real estate transactions, which included a gain of $13 million recognized on the sale of a distribution facility in our Sears Domestic segment for which we received $16 million of cash proceeds. Also, during the first quarter of 2014, we entered into an agreement for the surrender and early termination of one Sears Full-line store lease for which we received $40 million of cash proceeds. The gain was deferred until the lease termination agreement was effective in the third quarter of 2014.
NOTE 6—EQUITY
Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	May 2, 2015	May 3, 2014	January 31, 2015
Pension and postretirement adjustments (net of tax of $(296), $(327) and $(296), respectively)	$(1,963)	$(1,007)	$(2,028)
Cumulative unrealized derivative gain (net of tax of $0 for all periods presented)	—	1	—
Currency translation adjustments (net of tax of $0, $(37) and $0, respectively)	(2)	(75)	(2)
Accumulated other comprehensive loss	$(1,965)	$(1,081)	$(2,030)
Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.
Accumulated other comprehensive loss attributable to noncontrolling interests at May 3, 2014 was $47 million.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Income Tax Expense Allocated to Each Component of Other Comprehensive Income
Income tax expense allocated to each component of other comprehensive income (loss) was as follows:

	13 Weeks Ended May 2, 2015			13 Weeks Ended May 3, 2014
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income (loss)
Pension and postretirement adjustments(1)	$65	$—	$65	$31	$(1)	$30
Deferred loss on derivatives	—	—	—	(1)	—	(1)
Currency translation adjustments	—	—	—	12	(1)	11
Total other comprehensive income (loss)	$65	$—	$65	$42	$(2)	$40

(1)	Included in the computation of net periodic benefit expense. See Note 7 to the Condensed Consolidated Financial Statements.
Common Share Repurchase Program
During the 13-week periods ended May 2, 2015 and May 3, 2014, we did not repurchase any shares of our common stock under our common share repurchase program. At May 2, 2015, we had approximately $504 million of remaining authorization under our common share repurchase program.
The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

Issuance of Warrants to Purchase Common Stock
On November 21, 2014, the Company issued an aggregate of approximately 22 million warrants pursuant to the exercise of rights in the rights offering for $625 million in aggregate principal amount of 8% Senior Unsecured Notes due 2019 and warrants to purchase shares of its common stock. Each warrant, when exercised, will entitle the holder thereof to purchase one share of the Company's common stock at an exercise price of $28.41 per share under the terms of the warrant agreement, which exercise price is payable in cash or by surrendering 8% senior unsecured notes due 2019 with a principal amount at least equal to the exercise price. The exercise price and the number of shares of common stock issuable upon exercise of a warrant are both subject to adjustment in certain circumstances. The warrants may be exercised at any time after November 24, 2014. Unless earlier exercised, the warrants will expire on December 15, 2019.
We accounted for the warrants in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, the warrants have been classified as Additional Paid-In Capital on the Condensed Consolidated Balance Sheet based on the relative fair value of the warrants and the related 8% Senior Unsecured Notes due 2019 at the time of issuance. The fair value of the warrants and the related 8% Senior Unsecured Notes due 2019 was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 4.
NOTE 7—BENEFIT PLANS
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	13 Weeks Ended
millions	May 2, 2015	May 3, 2014
Components of net periodic expense:
Interest cost	$54	$69
Expected return on plan assets	(62)	(77)
Amortization of experience losses	65	31
Net periodic expense	$57	$23
Contributions
During the 13-week periods ended May 2, 2015 and May 3, 2014, we made total contributions of $67 million and $102 million, respectively, to our pension and postretirement plans. We anticipate making aggregate contributions to our defined benefit and postretirement plans of approximately $243 million over the remainder of 2015.
NOTE 8—INCOME TAXES
We had gross unrecognized tax benefits of $134 million at May 2, 2015, $141 million at May 3, 2014 and $131 million at January 31, 2015. Of the amount at May 2, 2015, $87 million, would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13-week period ended May 2, 2015, gross unrecognized tax benefits were increased by $3 million due to state activity. During the 13-week period ended May 3, 2014, gross unrecognized tax benefits were decreased by $9 million due to the Lands' End spin-off and foreign activity. We expect that our unrecognized tax benefits could decrease by as much as $6 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At May 2, 2015, May 3, 2014 and January 31, 2015, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $52 million ($34 million net of federal benefit), $51 million ($35 million net of federal benefit), and $49 million ($32 million net of federal benefit), respectively. The total amount of net interest expense recognized as part of income tax expense in our Condensed Consolidated Statements of Operations was $2 million (net of federal benefit) for the 13-week period ended May 2, 2015.
We file income tax returns in both the United States and various foreign jurisdictions. The U.S. Internal Revenue Service ("IRS") has completed its examination of all federal tax returns of Holdings through the 2009 return, and all matters arising from such examinations have been resolved. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2002 through 2012, and Kmart is under examination by such jurisdictions for the years 2006 through 2012.
At the end of 2014, we had a federal and state net operating loss ("NOL") deferred tax asset of $1.8 billion, which will expire predominately between 2019 and 2035. We have credit carryforwards of $791 million, which will expire between 2015 and 2035.
In connection with the General Growth Properties, Inc., Simon Property Group, Inc. and The Macerich Company joint venture transactions in the first quarter of 2015, the Company incurred a taxable gain of approximately $358 million on the 50% sales of the properties to the joint ventures. There was no income tax payable resulting from the taxable gain due to the utilization of NOL tax attributes of approximately $149 million and a valuation allowance release of the same amount.
At January 31, 2015, we had a valuation allowance of $4.5 billion to record only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

valuation allowance as the year progresses for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.
The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. For the first quarter of 2015, our effective income tax rate was an expense of 6.3%. Our tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the first quarter of 2015 was negatively impacted by foreign branch taxes, state income taxes, and deferred taxes related to indefinite-life assets related to the joint venture transactions.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 9—SUMMARY OF SEGMENT DATA
These reportable segment classifications are based on our business formats, as described in Note 1. The Kmart and Sears Canada formats each represent both an operating and reportable segment. As a result of the de-consolidation of Sears Canada as described in Note 1, Sears Canada is no longer an operating or reportable segment. The Sears Domestic reportable segment consists of the aggregation of several business formats. These formats are evaluated by our Chief Operating Decision Maker ("CODM") to make decisions about resource allocation and to assess performance.
Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States and Canada. The merchandise and service categories are as follows:

(i)	Hardlines—consists of home appliances, consumer electronics, lawn & garden, tools & hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women's, men's, kids', footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore;

(iv)	Service—includes repair, installation and automotive service and extended contract revenue; and

(v)	Other—includes revenues earned in connection with our agreements with SHO and Lands' End, as well as credit revenues and licensed business revenues.

	13 Weeks Ended May 2, 2015
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services
Hardlines	$636	$1,832	$2,468
Apparel and Soft Home	776	651	1,427
Food and Drug	923	2	925
Service	3	522	525
Other	18	519	537
Total merchandise sales and services	2,356	3,526	5,882
Costs and expenses
Cost of sales, buying and occupancy	1,838	2,526	4,364
Selling and administrative	623	1,058	1,681
Depreciation and amortization	20	102	122
Gain on sales of assets	(18)	(89)	(107)
Total costs and expenses	2,463	3,597	6,060
Operating loss	$(107)	$(71)	$(178)
Total assets	$3,163	$10,127	$13,290
Capital expenditures	$5	$39	$44

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	13 Weeks Ended May 3, 2014
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$817	$2,151	$355	$3,323
Apparel and Soft Home	951	1,022	300	2,273
Food and Drug	1,109	2	—	1,111
Service	4	584	31	619
Other	16	526	11	553
Total merchandise sales and services	2,897	4,285	697	7,879
Costs and expenses
Cost of sales, buying and occupancy	2,302	3,216	533	6,051
Selling and administrative	691	1,172	226	2,089
Depreciation and amortization	23	114	18	155
Impairment charges	—	5	—	5
(Gain) loss on sales of assets	(21)	(26)	1	(46)
Total costs and expenses	2,995	4,481	778	8,254
Operating loss	$(98)	$(196)	$(81)	$(375)
Total assets	$3,803	$11,140	$1,987	$16,930
Capital expenditures	$13	$49	$10	$72
NOTE 10—SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at May 2, 2015, May 3, 2014 and January 31, 2015 consisted of the following:

millions	May 2, 2015	May 3, 2014	January 31, 2015
Unearned revenues	$720	$827	$739
Self-insurance reserves	611	691	611
Other	528	480	499
Total	$1,859	$1,998	$1,849
NOTE 11—LEGAL PROCEEDINGS
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

types of relief. Additionally, some of these claims or actions, such as the qui tam claims, have the potential for significant statutory penalties.
On May 29, 2015, a putative stockholder class action and derivative lawsuit was filed in the Delaware Court of Chancery against Holdings, the members of our Board of Directors, ESL Investments, Inc. and Seritage in connection with the proposed rights offering for and sale of certain properties to Seritage, discussed in Note 1. The derivative suit is asserted on Holdings' behalf but also names Holdings as a nominal defendant. The complaint asserts class and derivative claims of breach of fiduciary duty by the members of the Board and by ESL Investments, Inc., as controlling stockholder, and of aiding and abetting breaches of fiduciary duty by Seritage. The claims asserted by the plaintiff include, among other things, the allegation that Holdings is selling certain properties and lease rights to Seritage at a price that is unfairly low from the point of view of Holdings and that the disclosures made in connection with the rights offering are either incomplete, false or misleading. Among other forms of relief, the plaintiff seeks damages in an unspecified amount and equitable relief to enjoin in the proposed transactions. We believe the allegations to be meritless and intend to defend this litigation vigorously.
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
NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS
Presentation of Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with discounts or premiums. This update will be effective for the Company in the first quarter of 2016, and early adoption of the update is permitted. The adoption of the new standard is not expected to have a material impact on the Company's consolidated financial position, results of operations, cash flows or disclosures.
Consolidation
In February 2015, the FASB issued an accounting standards update which revises the consolidation model. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This update was effective and adopted by the Company in the first quarter

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

of 2015. The adoption of the new standard did not have a material impact on the Company's consolidated financial position, results of operations, cash flows or disclosures.

Extraordinary and Unusual Items
In January 2015, the FASB issued an accounting standards update which eliminates the concept of an extraordinary item. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This update was effective and adopted by the Company in the first quarter of 2015. The adoption of the new standard did not have a material impact on the Company's consolidated financial position, results of operations, cash flows or disclosures.

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity
In November 2014, the FASB issued an accounting standards update which clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features-including the embedded derivative feature being evaluated for bifurcation-in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. This update was effective and adopted by the Company in the first quarter of 2015. The adoption of the new standard did not have a material impact on the Company's consolidated financial position, results of operations, cash flows or disclosures.

Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued an accounting standards update which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. This update will be effective for the Company in the first quarter of 2017, and early application is permitted. The adoption of the new standard is not expected to have a material impact on the Company's consolidated financial position, results of operations, cash flows or disclosures.

Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standards update which replaces the current revenue recognition standards. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard was initially released as effective for fiscal years beginning after December 15, 2016, however, the FASB has tentatively decided to defer the effective date of this accounting standard update for one year. The update may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption. The Company is evaluating the effect of adopting this new standard.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued an accounting standards update which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. The update was effective and adopted by the Company in the first quarter of 2015 and did not have a material impact on the Company's consolidated financial position, results of operations, cash flows or disclosures. The adoption of the update may impact whether future disposals qualify as discontinued operations and therefore could impact the Company's financial statement presentation and disclosures.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 13—RELATED PARTY DISCLOSURE
Investment of Surplus Cash
Our Board has delegated authority to direct investment of our surplus cash to Mr. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf, other than Mr. Lampert's compensation as our Chief Executive Officer. ESL owned approximately 49% of our outstanding common stock at May 2, 2015.
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
Unsecured Commercial Paper
During the first quarter of 2015 and 2014, ESL and its affiliates held unsecured commercial paper issued by SRAC, an indirect wholly owned subsidiary of Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate, and principal amount outstanding for this commercial paper was 32.0 days, 4.55% and $3 million and 30.7 days, 2.78% and $19 million, respectively, in the first quarter of 2015 and 2014. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2015 was $100 million and no interest was paid by SRAC to ESL during the first quarter of 2015. ESL held $100 million and $150 million of our commercial paper at May 2, 2015 and May 3, 2014, respectively, which included $58 million and $86 million held by Mr. Lampert. ESL held none of our commercial paper at January 31, 2015, including any held by Mr. Lampert. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
Secured Short-Term Loan
In September 2014, the Company, through Sears, Sears Development Co., and Kmart Corporation ("Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into a $400 million secured short-term loan (the "Loan") with JPP II, LLC and JPP, LLC (together, the "Lender"), entities affiliated with ESL. The Loan was originally scheduled to mature on December 31, 2014. As permitted by the Loan agreement, the Company paid an extension fee equal to 0.5% of the principal amount to extend the maturity date of the loan to February 28, 2015. The Loan has an annual base interest rate of 5%. The Loan is guaranteed by the Company and is secured by a first priority lien on certain real properties owned by the Borrowers. The Lender sold certain participating interests in the Loan during the third quarter, which may restrict the Lender's ability to take certain actions with respect to the Loan without consent of the purchasers of such participating interests, including the waiver of certain defaults under the Loan.
During 2014, the Borrowers paid an upfront fee of $7 million, an extension fee of $2 million and interest of $5.6 million to the Lender. On February 25, 2015, we entered into an agreement effective February 28, 2015, to amend and extend the $400 million secured short-term loan. Under the terms of the amendment, we repaid $200 million of

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

the $400 million on March 2, 2015 and, in connection with this repayment, the Lender agreed to release at the Company's option, one half of the value of the pledged collateral. The maturity date of the Loan was extended until the earlier of June 1, 2015, or the receipt by the Company of the sale proceeds pursuant to the potential REIT transaction. At any time prior to maturity of the Loan, Borrowers may make a one-time election to re-borrow up to $200 million from the Lender (the "Delayed Advance"), subject to certain conditions, including payment to the Lender of a fee equal to 0.25% of the principal amount of the Delayed Advance. In the event the Company elects to re-borrow the Delayed Advance, Borrowers would again grant a lien on the released properties to secure the Loan. At May 2, 2015 and January 31, 2015, the outstanding balance of the Loan was $200 million and $400 million, respectively. During the 13-weeks ended May 2, 2015, the Borrowers paid interest of $5 million to the Lender. See Note 2 for additional information regarding the Loan.
Senior Secured Notes and Subsidiary Notes
At each of May 2, 2015, May 3, 2014 and January 31, 2015, Mr. Lampert and ESL held an aggregate of $205 million of principal amount of the Company's 6 5/8% Senior Secured Notes due 2018. At each of May 2, 2015, May 3, 2014 and January 31, 2015, Mr. Lampert and ESL held an aggregate of $3 million of principal amount of unsecured notes issued by SRAC (the "Subsidiary Notes").
Senior Unsecured Notes and Warrants
At May 2, 2015 and January 31, 2015, Mr. Lampert and ESL held an aggregate of $299 million of principal amount of the Company's Senior Unsecured Notes, and 10,530,633 warrants to purchase shares of Holdings common stock.
Trade Receivable Put Agreements
On January 26, 2012, ESL entered into an agreement with a financial institution to acquire from the financial institution an undivided participating interest in a certain percentage of its rights and obligations under trade receivable put agreements that were entered into with certain vendors of the Company. These agreements generally provide that, in the event of a bankruptcy filing by the Company, the financial institution will purchase such vendors' accounts receivable arising from the sale of goods or services to the Company. ESL may from time to time choose to purchase an 80% undivided participating interest in the rights and obligations primarily arising under future trade receivable put agreements that the financial institution enters into with our vendors during the term of its agreement. The Company is not a party to any of these agreements. At May 2, 2015 and January 31, 2015, ESL held no participating interest. At May 3, 2014, ESL held a participating interest totaling $80 million in the financial institution's agreements relating to the Company.
Sears Canada
ESL owns approximately 48% of the outstanding common shares of Sears Canada (based on publicly available information as of April 7, 2015).
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
Amounts due to or from Lands' End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands' End on at least a monthly basis. At May 2, 2015, May 3, 2014 and January 31, 2015, Holdings reported a net amount receivable from Lands' End of $3 million, $5 million and $5 million, respectively, in the Accounts receivable line of the Condensed Consolidated Balance Sheet. Amounts related to revenue from retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way® program and corporate shared services were

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

$16 million and $6 million, respectively, for the 13-week periods ended May 2, 2015 and May 3, 2014. The amounts Lands' End earned related to call center services and commissions were $2 million and $1 million, respectively, for the 13-week periods ended May 2, 2015 and May 3, 2014.
SHO
Holdings and certain of its subsidiaries engage in transactions with SHO pursuant to various agreements with SHO which, among other things, (1) govern the principal transactions relating to the rights offering and certain aspects of our relationship with SHO following the separation, (2) establish terms under which Holdings and certain of its subsidiaries will provide SHO with services, and (3) establish terms pursuant to which Holdings and certain of its subsidiaries will obtain merchandise for SHO. ESL owns approximately 46% of the outstanding common stock of SHO (based on publicly available information as of April 7, 2015).
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
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At May 2, 2015, May 3, 2014 and January 31, 2015, Holdings reported a net amount receivable from SHO of $101 million, $86 million and $61 million, respectively, in the Accounts receivable line of the Condensed Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $382 million and $413 million, respectively, for the 13-week periods ended May 2, 2015 and May 3, 2014. The net amounts SHO earned related to commissions were $24 million and $28 million, respectively, for the 13-week periods ended May 2, 2015 and May 3, 2014. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for further information related to these guarantees.
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
NOTE 14—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At May 2, 2015, the principal amount outstanding of the Company's 6 5/8% senior secured notes due 2018 was $1.24 billion. These notes were issued in 2010 by Sears Holdings Corporation ("Parent"). The notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by SRAC (the "guarantor subsidiaries"). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at May 2, 2015, May 3, 2014 and January 31, 2015, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Income (Loss) for the 13-week periods ended May 2, 2015 and May 3, 2014, and the Condensed Consolidating Statements of Cash flows for the 13-week periods ended May 2, 2015 and May 3, 2014 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. Merchandise sales and services included revenues of approximately $185 million from the Lands' End domestic business for the 13-week period ended May 3, 2014. Net loss attributable to Holdings' shareholders included net income of approximately $5 million from the Lands' End domestic business for the 13-week period ended May 3, 2014. The financial information for the domestic portion of Lands' End business is reflected within the guarantor subsidiaries balances for this period, while the international portion is reflected within the non-guarantor subsidiaries balances for this period.
On October 16, 2014, we de-consolidated Sears Canada pursuant to a rights offering transaction. The following condensed consolidated financial statements had total assets and liabilities of approximately $2.0 billion and $1.2 billion, respectively, at May 3, 2014 attributable to Sears Canada. Merchandise sales and services included revenues of approximately $697 million for the 13-week period ended May 3, 2014. Net loss attributable to Holdings' shareholders included net loss of approximately $42 million for the 13-week period ended May 3, 2014. The financial information for Sears Canada is reflected within the non-guarantor subsidiaries balances for these periods.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

 Condensed Consolidating Balance Sheet
May 2, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$253	$33	$—	$286
Intercompany receivables	—	—	26,855	(26,855)	—
Accounts receivable	—	443	31	—	474
Merchandise inventories	—	5,054	—	—	5,054
Prepaid expenses and other current assets	38	789	272	(850)	249
Total current assets	38	6,539	27,191	(27,705)	6,063
Total property and equipment, net	—	3,436	915	—	4,351
Goodwill and intangible assets	—	274	2,089	—	2,363
Other assets	12	494	2,352	(2,345)	513
Investment in subsidiaries	11,516	25,459	—	(36,975)	—
TOTAL ASSETS	$11,566	$36,202	$32,547	$(67,025)	$13,290
Current liabilities
Short-term borrowings	$—	$714	$—	$—	$714
Current portion of long-term debt and capitalized lease obligations	—	71	2	—	73
Merchandise payables	—	1,685	—	—	1,685
Intercompany payables	11,174	15,681	—	(26,855)	—
Short-term deferred tax liabilities	3	485	—	(8)	480
Other current liabilities	26	2,230	1,673	(842)	3,087
Total current liabilities	11,203	20,866	1,675	(27,705)	6,039
Long-term debt and capitalized lease obligations	1,598	3,366	39	(1,902)	3,101
Pension and postretirement benefits	—	2,325	4	—	2,329
Sale-leaseback financing obligation	—	426	—	—	426
Long-term deferred tax liabilities	56	—	968	(306)	718
Other long-term liabilities	—	901	1,197	(239)	1,859
Total Liabilities	12,857	27,884	3,883	(30,152)	14,472
EQUITY (DEFICIT)
Shareholder’s equity (deficit)	(1,291)	8,318	28,664	(36,879)	(1,188)
Noncontrolling interest	—	—	—	6	6
Total Equity (Deficit)	(1,291)	8,318	28,664	(36,873)	(1,182)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$11,566	$36,202	$32,547	$(67,025)	$13,290

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended May 2, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$5,917	$742	$(777)	$5,882
Cost of sales, buying and occupancy	—	4,487	267	(390)	4,364
Selling and administrative	—	1,794	274	(387)	1,681
Depreciation and amortization	—	103	19	—	122
Gain on sales of assets	—	(106)	(1)	—	(107)
Total costs and expenses	—	6,278	559	(777)	6,060
Operating income (loss)	—	(361)	183	—	(178)
Interest expense	(72)	(121)	(21)	124	(90)
Interest and investment income	—	9	97	(124)	(18)
Other income	—	—	1	—	1
Income (loss) before income taxes	(72)	(473)	260	—	(285)
Income tax (expense) benefit	—	33	(51)	—	(18)
Equity (deficit) in earnings in subsidiaries	(231)	96	—	135	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(303)	$(344)	$209	$135	$(303)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended May 3, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$7,201	$1,522	$(844)	$7,879
Cost of sales, buying and occupancy	—	5,614	857	(420)	6,051
Selling and administrative	—	1,991	522	(424)	2,089
Depreciation and amortization	—	116	39	—	155
Impairment charges	—	5	—	—	5
Gain on sales of assets	—	(33)	(13)	—	(46)
Total costs and expenses	—	7,693	1,405	(844)	8,254
Operating income (loss)	—	(492)	117	—	(375)
Interest (expense) income	(51)	(110)	5	85	(71)
Interest and investment income	—	9	80	(85)	4
Other loss	—	—	(3)	—	(3)
Income (loss) before income taxes	(51)	(593)	199	—	(445)
Income tax (expense) benefit	—	46	(43)	—	3
Equity (deficit) in earnings in subsidiaries	(391)	49	—	342	—
Net income (loss)	(442)	(498)	156	342	(442)
Loss attributable to noncontrolling interests	—	—	—	40	40
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(442)	$(498)	$156	$382	$(402)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended May 2, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(303)	$(344)	$209	$135	$(303)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	65	—	—	65
Unrealized net loss, net of tax	—	—	(19)	19	—
Total other comprehensive income (loss)	—	65	(19)	19	65
Comprehensive income (loss) attributable to Holdings' shareholders	$(303)	$(279)	$190	$154	$(238)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended May 3, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(442)	$(498)	$156	$342	$(442)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	28	2	—	30
Deferred loss on derivatives, net of tax	(1)	—	—	—	(1)
Currency translation adjustments, net of tax	1	—	10	—	11
Unrealized net loss, net of tax	—	—	(49)	49	—
Total other comprehensive income (loss)	—	28	(37)	49	40
Comprehensive income (loss)	(442)	(470)	119	391	(402)
Comprehensive loss attributable to noncontrolling interests	—	—	—	34	34
Comprehensive income (loss) attributable to Holdings' shareholders	$(442)	$(470)	$119	$425	$(368)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended May 2, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(762)	$227	$—	$(535)
Proceeds from sales of property and investments	—	108	—	—	108
Purchases of property and equipment	—	(42)	(2)	—	(44)
Net investing with Affiliates	—	—	(222)	222	—
Net cash provided by (used in) investing activities	—	66	(224)	222	64
Repayments of long-term debt	—	(217)	(1)	—	(218)
Increase in short-term borrowings, primarily 90 days or less	—	299	—	—	299
Proceeds from sale-leaseback financing	—	426	—	—	426
Net borrowing with Affiliates	—	222	—	(222)	—
Net cash provided by (used in) financing activities	—	730	(1)	(222)	507
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	34	2	—	36
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	219	31	—	250
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$253	$33	$—	$286

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

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2015.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of stores with 1,716 full-line and specialty retail stores in the United States, operating through Kmart and Sears. Further, we operate a number of websites under the Sears.com and Kmart.com banners which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way® connects all of the ways members shop - in store, at home, online and by phone.
Through the third quarter of 2014, we conducted our operations in three business segments: Kmart, Sears Domestic and Sears Canada. As a result of the de-consolidation of Sears Canada as described in Note 1 of Notes to Condensed Consolidated Financial Statements, Sears Canada is no longer an operating or reportable segment. We now conduct our operations in two business segments: Kmart and Sears Domestic. The nature of operations conducted within each of these segments is discussed within the "Business Segments" section of Item 1 of our Annual Report on Form 10-K for the year ended January 31, 2015. Our business segments have been determined in accordance with accounting standards regarding the determination, and reporting, of business segments.
Sears Canada Rights Offering
On October 2, 2014, the Company announced that its board of directors had approved a rights offering of up to 40 million shares of Sears Canada Inc. ("Sears Canada"). In connection with the rights offering, each holder of Holdings' common stock received one subscription right for each share of common stock held at the close of business on October 16, 2014, the record date for the rights offering. On October 16, 2014, ESL Partners, L.P. and Edward S. Lampert, our Chairman and Chief Executive Officer and Chairman and Chief Executive Officer of ESL Investments Inc. and related entities (collectively "ESL") exercised a portion of its pro rata portion of the basic subscription rights to the offering, resulting in the sale of approximately 18 million common shares of Sears Canada to ESL. After the sale of Sears Canada shares to ESL, the Company was the beneficial holder of approximately 34 million shares, or 34%, of the common shares of Sears Canada. As such, the Company no longer maintained control of Sears Canada resulting in the de-consolidation of Sears Canada. The Sears Canada rights offering closed on November 7, 2014 and was oversubscribed. Accordingly, the Company sold a total of 40 million common shares of Sears Canada and received total aggregate proceeds of $380 million for the rights offering by the closing date.
We accounted for our retained investment in the common shares of Sears Canada and elected the fair value option for the equity method investment in Sears Canada in accordance with accounting standards applicable to financial instruments. The fair value of our equity method investment is recorded in Other assets on the Condensed Consolidated Balance Sheet and is disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements, and the change in fair value is recorded in Interest and investment income on the Condensed Consolidated Statement of Operations.
In addition, since the Company has retained an equity interest in Sears Canada, the operating results for Sears Canada through October 16, 2014 are presented within the consolidated operations of Holdings and the Sears Canada segment in the accompanying Consolidated Financial Statements in accordance with accounting standards applicable to presentation of financial statements.
Lands' End Separation
On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. As a result of Mr. Lampert's role as our Chairman and Chief Executive Officer, and Chairman and Chief Executive Officer of ESL, and the continuing arrangements between Holdings and Lands' End (as further described in Note 13 of the

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

Notes to Condensed Consolidated Financial Statements), Holdings has determined that it has significant influence over Lands' End. Accordingly, the operating results for Lands' End through the date of the spin-off are presented within the consolidated continuing operations of Holdings and the Sears Domestic segment in the accompanying Condensed Consolidated Financial Statements. Also, in connection with the separation, Holdings and certain of its subsidiaries entered into various agreements with Lands' End under the terms described in Note 13 of the Notes to Condensed Consolidated Financial Statement.
CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended
millions, except per share data	May 2, 2015	May 3, 2014
REVENUES
Merchandise sales and services	$5,882	$7,879
COSTS AND EXPENSES
Cost of sales, buying and occupancy	4,364	6,051
Gross margin dollars	1,518	1,828
Gross margin rate	25.8%	23.2%
Selling and administrative	1,681	2,089
Selling and administrative expense as a percentage of total revenues	28.6%	26.5%
Depreciation and amortization	122	155
Impairment charges	—	5
Gain on sales of assets	(107)	(46)
Total costs and expenses	6,060	8,254
Operating loss	(178)	(375)
Interest expense	(90)	(71)
Interest and investment income (loss)	(18)	4
Other income (loss)	1	(3)
Loss before income taxes	(285)	(445)
Income tax (expense) benefit	(18)	3
Net loss	(303)	(442)
Loss attributable to noncontrolling interests	—	40
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(303)	$(402)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(2.85)	$(3.79)
Diluted loss per share	$(2.85)	$(3.79)
Basic weighted average common shares outstanding	106.5	106.2
Diluted weighted average common shares outstanding	106.5	106.2

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Domestic comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a negative impact of approximately 100 basis points for the 13-week period ended May 2, 2015, and a benefit of approximately 210 basis points for the 13-week period ended May 3, 2014. In addition, domestic comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a benefit of approximately 30 basis points for the 13-week period ended May 2, 2015, and a negative impact of approximately 40 basis points for the 13-week period ended May 3, 2014.
Net Loss Attributable to Holdings' Shareholders, Adjusted EBITDA and Adjusted Loss per Share
We recorded a net loss attributable to Holdings' shareholders for the first quarter of $303 million, or $2.85 loss per diluted share, and $402 million, or $3.79 loss per diluted share, for 2015 and 2014, respectively.
In addition to our net loss determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") measurement as well as Adjusted Earnings per Share ("Adjusted EPS").
Adjusted EBITDA is computed as net loss attributable to Sears Holdings Corporation appearing on the Condensed Consolidated Statements of Operations excluding loss attributable to noncontrolling interests, income tax (expense)benefit, interest expense, interest and investment income (loss), other income (loss), depreciation and amortization and gain on sales of assets. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
While Adjusted EBITDA and Domestic Adjusted EBITDA are non-GAAP measurements, management believes that they are an important indicator of operating performance and useful to investors because:

•	EBITDA excludes the effects of financings and investing activities by eliminating the effects of interest and depreciation costs;

•	Management considers gains/(losses) on the sale of assets to result from investing decisions rather than ongoing operations; and

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results. Adjustments to EBITDA include impairment charges related to fixed assets and intangible assets, closed store and severance charges, domestic pension expense, one-time credits from vendors, expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses, the Lands' End separation and the Sears Canada de-consolidation. We have adjusted our results for these items to make our statements more comparable and therefore more useful to investors as the items are not representative of our ongoing operations and reflect past investment decisions.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

Adjusted EBITDA was determined as follows:

	13 Weeks Ended
millions	May 2, 2015	May 3, 2014
Net loss attributable to Holdings per statement of operations	$(303)	$(402)
Loss attributable to noncontrolling interests	—	(40)
Income tax expense (benefit)	18	(3)
Interest expense	90	71
Interest and investment (income) loss	18	(4)
Other (income) loss	(1)	3
Operating loss	(178)	(375)
Depreciation and amortization	122	155
Gain on sales of assets	(107)	(46)
Before excluded items	(163)	(266)

Closed store reserve and severance	39	28
Domestic pension expense	57	22
Other (1)	(74)	—
Impairment charges	—	5
Adjusted EBITDA	(141)	(211)

Lands' End separation	—	(10)
Adjusted EBITDA as defined (2)	$(141)	$(221)

Sears Canada segment	—	43
Domestic Adjusted EBITDA as defined (2)	$(141)	$(178)
(1) Consists of one-time credits from vendors, expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.
(2) Adjusted to reflect the results of the Lands' End business that were included in our results of operations prior to the separation.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	May 2, 2015			May 3, 2014
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating loss per statement of operations	$(107)	$(71)	$(178)	$(98)	$(196)	$(81)	$(375)
Depreciation and amortization	20	102	122	23	114	18	155
(Gain) loss on sales of assets	(18)	(89)	(107)	(21)	(26)	1	(46)
Before excluded items	(105)	(58)	(163)	(96)	(108)	(62)	(266)

Closed store reserve and severance	36	3	39	9	—	19	28
Domestic pension expense	—	57	57	—	22	—	22
Other(1)	8	(82)	(74)	—	—	—	—
Impairment charges	—	—	—	—	5	—	5
Adjusted EBITDA	(61)	(80)	(141)	(87)	(81)	(43)	(211)

Lands' End separation	—	—	—	—	(10)	—	(10)
Adjusted EBITDA as defined (2)	$(61)	$(80)	$(141)	$(87)	$(91)	$(43)	$(221)
% to revenues (3)	(2.6)%	(2.3)%	(2.4)%	(3.0)%	(2.2)%	(6.2)%	(2.9)%
(1) Consists of one-time credits from vendors, expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.
(2) Adjusted to reflect the results of the Lands' End business that were included in our results of operations prior to the separation.
(3) Excludes revenues of the Lands' End business that were included in our results of operations prior to the separation.

These other significant items included in Adjusted EBITDA are further explained as follows:

•
Impairment charges – Accounting standards require the Company to evaluate the carrying value of fixed assets, goodwill and intangible assets for impairment. As a result of the Company's analysis, we have recorded impairment charges related to certain fixed asset balances.

•
Closed store reserve and severance – We are transforming our Company to a less asset-intensive business model. Throughout this transformation, we continue to make choices related to our stores, which could result in sales, closures, lease terminations or a variety of other decisions.

•
Domestic pension expense – Contributions to our pension plans remain a significant use of our cash on an annual basis. Cash contributions to our pension and postretirement plans are separately disclosed on the cash flow statement. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, we have a legacy pension obligation for past service performed by Kmart and Sears associates. The annual pension expense included in our statement of operations related to these legacy domestic pension plans was relatively minimal in years prior to 2009. However, due to the severe decline in the capital markets that occurred in the latter part of 2008, our domestic pension expense was $89 million in 2014, $162 million in 2013 and $165 million in 2012. Pension expense is comprised of interest cost, expected return on plan assets and amortization of experience losses. This adjustment eliminates the entire pension expense from the statement of operations to improve comparability. Pension expense is included in the determination of Net Income. The components of the adjustments to EBITDA related to domestic pension expense were as follows:

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

	13 Weeks Ended
millions	May 2, 2015	May 3, 2014
Components of net periodic expense:
Interest cost	$52	$55
Expected return on plan assets	(62)	(62)
Amortization of experience losses	67	29
Net periodic expense	$57	$22
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
Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions. Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business and that do not have an immediate, corresponding impact on the benefits provided to eligible retirees. For further information on the actuarial assumptions and plan assets referenced above, see Management's Discussion & Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies and Estimates - Defined Benefit Pension Plans and Note 7 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

•	Lands' End separation – The results of the Lands' End business that were included in our results of operations prior to the separation.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

The following tables set forth results of operations on a GAAP and "As Adjusted" basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the first quarter of 2015 and 2014.

	13 Weeks Ended May 2, 2015
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Domestic Closed Store Reserve and Severance	Domestic Gain on Sales of Assets	Mark-to-Market Adjustments	Other(1)	Domestic Tax Matters	As Adjusted
Gross margin impact	$1,518	$—	$6	$—	$—	$(93)	$—	$1,431
Selling and administrative impact	1,681	(57)	(33)	—	—	(19)	—	1,572
Gain on sales of assets impact	(107)	—	—	96	—	—	—	(11)
Operating loss impact	(178)	57	39	(96)	—	(74)	—	(252)
Interest and investment loss impact	(18)	—	—	—	19			1
Income tax expense impact	(18)	(21)	(15)	36	(7)	28	124	127
After tax and noncontrolling interests impact	(303)	36	24	(60)	12	(46)	124	(213)
Diluted loss per share impact	$(2.85)	$0.34	$0.23	$(0.56)	$0.11	$(0.43)	$1.16	$(2.00)

	13 Weeks Ended May 3, 2014
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Domestic Closed Store Reserve, Store Impairments and Severance	Domestic Gain on Sales of Assets	Domestic Tax Matters	Sears Canada Segment	Lands' End Separation	As Adjusted(2)
Gross margin impact	$1,828	$—	$7	$—	$—	$(164)	$(87)	$1,584
Selling and administrative impact	2,089	(22)	(2)	—	—	(226)	(77)	1,762
Depreciation and amortization impact	155	—	—	—	—	(18)	(3)	134
Impairment charges impact	5	—	(5)	—	—	—	—	—
Gain on sales of assets impact	(46)	—	—	13	—	(1)	—	(34)
Operating loss impact	(375)	22	14	(13)	—	81	(7)	(278)
Interest expense impact	(71)	—	—	—	—	2	—	(69)
Interest and investment income impact	4	—	—	—	—	(2)	—	2
Other loss impact	(3)	—	—	—	—	3	—	—
Income tax benefit impact	3	(8)	(5)	5	133	(2)	3	129
Loss attributable to noncontrolling interests impact	40	—	—	—	—	(40)	—	—
After tax and noncontrolling interests impact	(402)	14	9	(8)	133	42	(4)	(216)
Diluted loss per share impact	$(3.79)	$0.13	$0.08	$(0.07)	$1.25	$0.40	$(0.03)	$(2.03)
(1) Consists of one-time credits from vendors, expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.
(2) Adjusted to reflect the results of the Lands' End and Sears Canada businesses that were included in our results prior to the separation/disposition.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

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

13-week period ended May 2, 2015 compared to the 13-week period ended May 3, 2014
Revenues and Comparable Store Sales
Revenues decreased $2.0 billion to $5.9 billion for the quarter ended May 2, 2015, as compared to revenues of $7.9 billion for the quarter ended May 3, 2014, with a significant portion of the decline related to actions taken by the Company in 2014 to streamline our operations and focus on our transformation into a member-centric retailer. The decrease in revenue included a decrease of $697 million associated with Sears Canada, which was de-consolidated in October 2014, $222 million from the separation of the Lands' End business, which occurred in the first quarter of 2014 and $501 million in less revenue as a result of fewer Kmart and Sears Full-line stores. For the quarter, domestic comparable store sales declined 10.9%, which contributed to $558 million of the decline. The decline in comparable store sales was driven by more efficient and targeted promotional and marketing spend, and a focus on sizing certain categories, such as consumer electronics, to better fit member needs, that together generated higher margins and increased profitability year-over-year, and was also impacted by port issues on the West Coast.
Kmart comparable store sales declined 7.0% driven by decreases in consumer electronics, grocery & household, apparel and drugstore, partially offset by an increase in appliances. Excluding the impact of the consumer electronics business, which is a business we are in the process of altering to meet our members' needs, Kmart comparable store sales would have decreased 5.4%. Sears Domestic comparable store sales decreased 14.5%, and were also negatively impacted by consumer electronics. Excluding the impact of consumer electronics, Sears Domestic comparable store sales would have decreased 12.9%, primarily driven by decreases in apparel, home appliances, lawn & garden and Sears Auto Centers, partially offset by an increase in the mattresses category.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

Gross Margin
Gross margin decreased $310 million to $1.5 billion in the first quarter of 2015, as compared to the prior year first quarter, as the above noted decline in sales was partially offset by an improvement in gross margin rate. Gross margin for the first quarter of 2015 included one-time credits from vendors of $93 million, while the first quarter of 2014 also included gross margin of $164 million from Sears Canada and $87 million from the Lands' End business, which accounted for $251 million of the decline. Gross margin for the quarter also included charges of $6 million and $7 million in 2015 and 2014, respectively, related to store closures.
As compared to the prior year, Kmart's gross margin rate for the first quarter improved 150 basis points, with increases experienced in a majority of categories, particularly grocery & household and apparel. Sears Domestic's gross margin rate improved 350 basis points for the quarter. Excluding the impact of significant items recorded in gross margin during the quarter which aggregated to a benefit of $92 million and $85 million in 2015 and 2014, respectively, Sears Domestic's gross margin rate improved 160 basis points, with increases experienced in the home appliances and apparel categories. The improvement in gross margin rate in both formats was primarily driven by less promotional activity.
Selling and Administrative Expenses
Selling and administrative expenses decreased $408 million in the first quarter of 2015 compared to the prior year quarter and included significant items such as expenses related to our domestic pension plan, store closings and severance of $90 million and $24 million for 2015 and 2014, respectively. In addition, the first quarter of 2015 included expense of $19 million consisting of expenses related to legal matters, transaction costs associated with strategic initiatives and other expenses, while the first quarter of 2014 included expenses of $226 million from Sears Canada and $77 million from the Lands' End business prior to the separation. Excluding these items, selling and administrative expenses declined $190 million primarily due to decreases in payroll and advertising expenses.
Our selling and administrative expenses as a percentage of total revenues ("selling and administrative expense rate") was 28.6% for the first quarter of 2015, compared to 26.5% in the prior year, as the decrease in overall selling and administrative expenses was offset by the above noted decline in revenues.
Gain on Sales of Assets
We recorded total gains on sales of assets for the quarter of $107 million in 2015 and $46 million in 2014. The gains recorded in the first quarter of 2015 included gains of $86 million recognized on the sale of two Sears Full-line stores for which we received $96 million of cash proceeds, and $10 million recognized on the surrender and early termination of one Kmart store lease. The gains recorded during the first quarter of 2014 included a gain of $13 million related to the sale of a distribution facility in our Sears Domestic segment for which we received $16 million cash proceeds.
Operating Loss
The Company reported an operating loss of $178 million and $375 million in the first quarter of 2015 and 2014, respectively. Operating loss for the first quarter of 2015 included expenses related to our domestic pension plan, store closings and severance, gains on the sales of assets, one-time credits from vendors, expenses related to legal matters, transaction costs associated with strategic initiatives and other expenses which aggregated to operating income of $74 million. Operating loss for the first quarter of 2014 included expenses related to our domestic pension plan, store closings and severance, as well as gains on the sales of assets, operating income from the Lands' End business and operating loss from Sears Canada, which aggregated to operating expense of $97 million. Excluding these items, we would have reported an operating loss of $252 million and $278 million in the first quarter of 2015 and 2014, respectively. The decrease in operating loss in 2015 was primarily driven by the increase in gross margin rate and decline in selling and administrative expenses, partially offset by a decline in revenues.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

Interest and Investment Income
We recorded interest and investment loss of $18 million during the first quarter of 2015 compared to interest and investment income of $4 million during the first quarter of 2014. The first quarter of 2015 included a loss of $19 million related to our equity investment in Sears Canada.
Income Taxes
Our effective tax rate for the first quarter of 2015 was 6.3% compared to a benefit of 0.7% in the prior year quarter. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2015 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the first quarter of 2015 was negatively impacted by foreign branch taxes, state income taxes and deferred taxes related to indefinite-life assets related to the joint venture agreements.
SEGMENT OPERATIONS
The following discussion of our business segment results is organized into two reportable segments: Kmart and Sears Domestic.
Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	May 2, 2015	May 3, 2014
Merchandise sales and services	$2,356	$2,897

Cost of sales, buying and occupancy	1,838	2,302
Gross margin dollars	518	595
Gross margin rate	22.0%	20.5%

Selling and administrative	623	691
Selling and administrative expense as a percentage of total revenues	26.4%	23.9%
Depreciation and amortization	20	23
Gain on sales of assets	(18)	(21)
Total costs and expenses	2,463	2,995
Operating loss	$(107)	$(98)
Adjusted EBITDA	$(61)	$(87)
Number of stores	973	1,123
13-week period ended May 2, 2015 compared to the 13-week period ended May 3, 2014
Revenues and Comparable Store Sales
For the quarter, Kmart's revenues decreased by $541 million to $2.4 billion in 2015 primarily due to the effect of having fewer stores in operation, which accounted for approximately $365 million of the decline. Revenues were also impacted by a decrease in comparable store sales of 7.0%, which accounted for approximately $177 million of the decline. The decline in comparable store sales was driven by more efficient and targeted promotional and marketing spend, and a focus on sizing certain categories, such as consumer electronics, to better fit member needs,

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

that together generated higher margins and increased profitability year-over-year, and was also impacted by port issues on the West Coast.
The decline in comparable store sales was primarily driven by declines in consumer electronics, grocery & household, apparel and drugstore, partially offset by increases in appliances. Excluding the impact of the consumer electronics business, which is a business we are in the process of altering to meet our members' needs, Kmart comparable store sales would have decreased 5.4%.
Gross Margin
For the quarter, Kmart generated gross margin dollars of $518 million in 2015 compared to $595 million in 2014. The decrease in Kmart's gross margin is due to the decrease in sales, partially offset by an increase in gross margin rate. Gross margin for both the first quarter of 2015 and 2014 included charges of $5 million related to store closures.
Kmart's gross margin rate for the quarter improved 150 basis points to 22.0% in 2015 from 20.5% in 2014, with increases experienced in a majority of categories, particularly grocery & household and apparel, primarily due to less promotional activity.
Selling and Administrative Expenses
For the quarter, Kmart's selling and administrative expenses decreased $68 million in 2015 as compared to the first quarter in 2014. Selling and administrative expenses for the first quarter of 2015 and 2014 were impacted by expenses of $31 million and $4 million, respectively, related to store closings and severance, while the first quarter of 2015 also included expenses of $8 million related to legal matters and other expenses. Excluding these items, selling and administrative expenses decreased $103 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate for the quarter was 26.4% in 2015 and 23.9% in 2014 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Gain on Sales of Assets
Kmart recorded total gains on sales of assets of $18 million and $21 million for the first quarter of 2015 and 2014, respectively. Gains recorded during the first quarter of 2015 included a gain of $10 million recognized on the surrender and early termination of one Kmart store lease.
Operating Loss
For the quarter, Kmart recorded an operating loss of $107 million and $98 million in 2015 and 2014, respectively. Operating loss for the first quarter of 2015 included expenses related to store closings and severance, a gain on the sales of assets, expenses related to legal matters and other expenses which aggregated to operating loss of $34 million. Operating loss for the first quarter of 2014 also included expenses related to store closings and severance which totaled $9 million. Excluding these items, Kmart would have reported an operating loss of $73 million and $89 million in the first quarter of 2015 and 2014, respectively. The decrease in Kmart's operating loss was primarily driven by the improvement in gross margin rate and the decrease in selling and administrative expenses, partially offset by the decline in revenues.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	May 2, 2015	May 3, 2014
Merchandise sales and services	$3,526	$4,285

Cost of sales, buying and occupancy	2,526	3,216
Gross margin dollars	1,000	1,069
Gross margin rate	28.4%	24.9%

Selling and administrative	1,058	1,172
Selling and administrative expense as a percentage of total revenues	30.0%	27.4%
Depreciation and amortization	102	114
Impairment charges	—	5
Gain on sales of assets	(89)	(26)
Total costs and expenses	3,597	4,481
Operating loss	$(71)	$(196)
Adjusted EBITDA	$(80)	$(81)
Lands' End separation	—	(10)
Adjusted EBITDA(1)	$(80)	$(91)
Number of:
Full-line stores	715	765
Specialty stores	28	36
Total Domestic Sears Stores	743	801
__________________
(1) Adjusted to reflect the results of the Lands' End business that were included in our results of operations prior to the separation.
13-week period ended May 2, 2015 compared to the 13-week period ended May 3, 2014
Revenues and Comparable Store Sales
For the quarter, Sears Domestic's revenues decreased by $759 million to $3.5 billion. The decline in revenue was driven by a decrease in comparable store sales of 14.5%, which accounted for $381 million, the separation of the Lands' End business, which was completed on April 4, 2014 and accounted for $222 million of the decline, and the effect of having fewer Full-line stores in operation, which accounted for $136 million of the decline. The decline in comparable store sales was driven by more efficient and targeted promotional and marketing spend, and a focus on sizing certain categories, such as consumer electronics, to better fit member needs, that together generated higher margins and increased profitability year-over-year, and was also impacted by port issues on the West Coast.
Comparable store sales for the quarter were negatively impacted by consumer electronics, which is a business we are in the process of altering to meet our members' needs. Excluding the impact of consumer electronics, Sears Domestic comparable store sales would have decreased 12.9%, primarily driven by decreases in apparel, home appliances, lawn & garden and Sears Auto Centers, partially offset by an increase in the mattresses category.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $1.0 billion in 2015, compared to $1.1 billion in 2014. Gross margin for the first quarter of 2015 included included one-time credits from vendors of $93 million, while the first quarter of 2014 included gross margin of $87 million from the Lands' End business. Gross margin also included charges of $1 million and $2 million in the first quarter of 2015 and 2014, respectively, related to store closures.
Sears Domestic's gross margin rate for the quarter improved 350 basis points to 28.4% in 2015 from 24.9% in 2014. Excluding the impact of the significant items noted above, Sears Domestic's gross margin rate improved 160 basis points, with the most notable increases experienced in the home appliances and apparel categories, primarily due to less promotional activity.
Selling and Administrative Expenses
For the quarter, Sears Domestic's selling and administrative expenses decreased $114 million in 2015 as compared to the prior year. Selling and administrative expenses for the first quarter of 2015 and 2014 were impacted by expenses of $59 million and $20 million, respectively, related to store closings and severance. The first quarter of 2015 also included expenses of $11 million of transaction costs associated with strategic initiatives, while the first quarter of 2014 included selling and administrative expense of $77 million related to the Land's End business. Excluding these items, selling and administrative expenses decreased $87 million primarily due to decreases in payroll and advertising expenses.
Sears Domestic's selling and administrative expense rate for the quarter was 30.0% in 2015 and 27.4% in 2014 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the quarter of $89 million and $26 million in 2015 and 2014, respectively. The gains recorded during the first quarter of 2015 included gains of $86 million recognized on the sale of two Sears Full-line stores for which we received $96 million of cash proceeds, while the first quarter of 2014 included a gain of $13 million recognized on the sale of a distribution facility for which we received $16 million of cash proceeds.
Operating Loss
For the quarter, Sears Domestic reported an operating loss of $71 million and $196 million in 2015 and 2014, respectively. Sears Domestic's operating loss for the first quarter of 2015 included expenses related to our domestic pension plan, store closings and severance, gains on the sales of assets, one-time credits from vendors and transaction costs associated with strategic initiatives, which aggregated to operating income of $108 million. Sears Domestic's operating loss for the first quarter of 2014 included expenses related to our domestic pension plan, store closings, store impairments and severance, as well as gains on sales of assets and operating income from the Lands' End business, which aggregated to operating expense of $7 million. Excluding these items, we would have reported an operating loss of $179 million and $189 million in the first quarter of 2015 and 2014, respectively. The decrease in operating loss in 2015 was driven by the above noted increase in gross margin rate and decline in selling and administrative expenses, partially offset by the decline in revenues.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

Sears Canada
Sears Canada conducts similar retail operations as Sears Domestic. As previously noted, the Company completed a rights offering for a portion of its interest in Sears Canada in the third quarter of 2014. As such, the Company no longer maintained control of Sears Canada resulting in the de-consolidation of Sears Canada on October 16, 2014.
Sears Canada results and key statistics for the 13 weeks ended May 3, 2014 were as follows:

13 Weeks Ended
millions, except number of stores	May 3, 2014
Merchandise sales and services	$697

Cost of sales, buying and occupancy	533
Gross margin dollars	164
Gross margin rate	23.5%

Selling and administrative	226
Selling and administrative expense as a percentage of total revenues	32.4%
Depreciation and amortization	18
Loss on sales of assets	1
Total costs and expenses	778
Operating loss	$(81)
Adjusted EBITDA	$(43)
Number of:
Full-line stores	113
Specialty stores	326
Total Sears Canada Stores	439

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of May 2, 2015, May 3, 2014 and January 31, 2015 are detailed in the following table.

millions	May 2, 2015	May 3, 2014	January 31, 2015
Domestic
Cash and equivalents	$164	$422	$143
Cash posted as collateral	2	18	2
Credit card deposits in transit	120	156	105
Total domestic cash and cash equivalents	286	596	250
Sears Canada	—	235	—
Total cash and cash equivalents	286	831	250
Restricted cash	—	11	—
Total cash balances	$286	$842	$250
We had total cash balances of $286 million at May 2, 2015, compared to domestic cash of $596 million at May 3, 2014 and $250 million at January 31, 2015. During the first quarter of 2015, the Company received $429 million of cash proceeds ($426 million net of closing costs) in connection with three different real estate joint venture agreements entered into during the quarter, as well as $108 million of cash proceeds from other domestic real estate transactions. These proceeds were primarily offset by operating losses.
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
Restricted cash consisted of cash related to Sears Canada's balances, which had been pledged as collateral for letters of credit obligations issued under its offshore merchandise purchasing program.
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $67 million, $75 million and $85 million as of May 2, 2015, May 3, 2014 and January 31, 2015, respectively.
Operating Activities
During the first quarter of 2015, we used net cash in operating activities of $535 million compared to $560 million in the first quarter of 2014. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used less cash in operations in the first quarter 2015 compared to the prior year primarily due to decreases in operating loss and pension contributions, partially offset by an increase in cash being used for merchandise inventory purchases.
Merchandise inventories were $5.1 billion and $6.7 billion at May 2, 2015 and May 3, 2014, respectively, while merchandise payables were $1.7 billion and $2.6 billion at May 2, 2015 and May 3, 2014. Our Domestic inventory balances decreased approximately $1.0 billion from $6.1 billion at May 3, 2014 to $5.1 billion at May 2, 2015 due to both improved productivity and store closures. Sears Domestic inventory decreased in virtually all categories, with

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

the most notable decreases in the apparel, consumer electronics, automotive and home appliances categories. Kmart inventory also decreased in virtually all categories with the most notable decreases in the apparel, consumer electronics, drugstore and grocery & household categories.
Investing Activities
During the first quarter of 2015, we generated net cash flows from investing activities of $64 million, which consisted of cash proceeds from the sale of properties and investments of $108 million, partially offset by cash used for capital expenditures of $44 million. During the first quarter of 2014, we generated net cash flows from investing activities of $7 million, which consisted of cash proceeds from the sale of properties and investments of $79 million, partially offset by cash used for capital expenditures of $72 million.
Financing Activities
For the first quarter of 2015, we generated net cash flows from financing activities of $507 million, which consisted of net cash proceeds of $426 million from the real estate joint venture agreements entered into the first quarter of 2015 and an increase in short-term borrowings of $299 million, partially offset by debt repayments of $218 million, of which $200 million was the repayment of a portion of the secured short-term loan. This compares to net cash flows from financing activities of $351 million in the first quarter of 2014, which primarily consisted of Lands' End pre-separation funding of $515 million, partially offset by a decrease in short-term borrowings of $102 million.
We did not repurchase any of our common shares under our share repurchase program in the first quarter of 2015 or 2014. The common share repurchase program was initially announced in 2005 and had a total authorization since inception of the program of $6.5 billion. At May 2, 2015, we had $504 million of remaining authorization under the program. The common share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.
Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment and pension plan contributions. We have incurred losses and experienced negative operating cash flows for the past several years; accordingly, the Company has taken a number of actions to enhance its financial flexibility and fund its continued transformation, support its operations and meet its obligations. During 2014, the Company raised approximately $2.3 billion in cash, which included the $500 million dividend the Company received in connection with the Lands' End separation, $400 million from the secured short-term loan, $380 million from the Sears Canada rights offering, $625 million from the rights offering for the senior unsecured notes with warrants and $358 million in additional proceeds from domestic real estate transactions.
During the first quarter of 2015, we continued to demonstrate our ability to unlock the value of our assets and our commitment to creating shareholder value. As previously announced, Holdings entered into three different real estate joint ventures with General Growth Properties, Inc., Simon Property Group, Inc. and The Macerich Company, in which we contributed a total of 31 properties to the joint ventures in exchange for a 50% interest in the each of the joint ventures and $429 million in cash proceeds ($426 million net of closing costs).
These actions taken during 2015 and 2014, demonstrate the Company's financial flexibility and provides us with the means to fund our transformation and meet our obligations. As we leverage Shop Your Way® and Integrated Retail, we will continue to right-size, redeploy and highlight the value of our assets, including our substantial real estate portfolio, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company.
We are continuing our efforts to develop Holdings as a membership company, without the significant asset intensity of its traditional retail business. Consistent with our prior comments on enhancing our flexibility with our capital structure, we have reached agreement with three of our leading lenders on our $3.275 billion Domestic Credit Facility agreement, representing $1.175 billion of commitments, on terms pursuant to which they would be willing

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

to amend and extend our Domestic Credit Facility, currently expiring in April of 2016, to 2020. We have already initiated discussions with our broader lender group and, if successful, expect to close the refinancing during the second quarter, with an extended facility of approximately $2.0 billion maturing in 2020, and the remaining $1.275 billion of the existing Domestic Credit Facility in place until April of 2016. In addition, we have made progress during the first quarter of 2015 toward the formation of the previously announced Real Estate Investment Trust ("REIT"), Seritage Growth Properties ("Seritage"), a publicly traded REIT, and the subsequent purchase of properties from the Company by Seritage or one of its subsidiaries. We expect that we will be declared effective by the SEC, and are targeting to launch the rights offering on June 12, 2015. This transaction will involve the sale and leaseback of approximately 235 Sears and Kmart stores, as well as the purchase of our interest in the previously announced joint ventures, with expected proceeds to Holdings of $2.6 billion, and is expected to be completed during the second quarter. The REIT itself would be funded by equity and debt, with the equity raised through a rights offering. The subscription rights would be distributed pro rata to all stockholders of record of the Company, and every stockholder would have the right to participate, except that holders of the Company's restricted stock that is unvested as of the record date would be expected to receive cash awards in lieu of subscription rights. Once the transaction is complete, the Company plans to use a portion of the proceeds to pay down the existing revolver borrowings.
The Company expects to recognize a significant gain upon completion of this transaction, which will also trigger a significant tax benefit that would be realized on the deferred taxes related to indefinite-life assets related to the property sold to the REIT, in amounts indeterminable at this time. In addition, Holdings' lease payments to the REIT and real estate joint ventures, respectively, would be approximately $140 million and $42 million annually and will increase at 2% per year.
With the expected completion of the REIT transaction and the amendment and extension of our Domestic Credit Facility, we expect to have successfully enhanced our financial flexibility, recapitalized our balance sheet and secured a solid financial foundation to accelerate the investment in our transformation.
We cannot predict the outcome of the actions to generate liquidity to fund the transformation discussed above, or whether such actions would generate the expected liquidity to fund the transformation as currently planned. As we progress in our transformation, we are primarily focusing on profitability instead of revenues, market share and other metrics which relate to, but do not necessarily drive profit. This approach may negatively impact our sales, however, it should also reduce the risk of material profit declines. We believe that our focus on profitability will contribute to a meaningful performance in 2015 and beyond. However, if we continue to experience operating losses, and we are not able to generate enough funds from the above actions (or some combination of other actions), the availability under our Domestic Credit Facility might be fully utilized and we would need to secure additional sources of funds. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency.
Our outstanding borrowings at May 2, 2015, May 3, 2014 and January 31, 2015 were as follows:

millions	May 2, 2015	May 3, 2014	January 31, 2015
Short-term borrowings:
Unsecured commercial paper	$104	$159	$2
Secured short-term loan	200	—	400
Secured borrowings	410	1,071	213
Long-term debt, including current portion:
Notes and debentures outstanding	2,919	2,569	2,913
Capitalized lease obligations	255	330	272
Total borrowings	$3,888	$4,129	$3,800

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets and secured short-term debt.

	13 Weeks Ended
millions	May 2, 2015	May 3, 2014
Secured borrowings:
Maximum daily amount outstanding during the period	$782	$1,568
Average amount outstanding during the period	539	1,308
Amount outstanding at period-end	410	1,071
Weighted average interest rate	3.0%	2.8%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$104	$159
Average amount outstanding during the period	5	29
Amount outstanding at period-end	104	159
Weighted average interest rate	5.3%	2.6%

Secured short-term loan:
Maximum daily amount outstanding during the period	$400	$—
Average amount outstanding during the period	269	—
Amount outstanding at period-end	200	—
Weighted average interest rate	5.0%	—
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
Advances under the Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate ("LIBOR") or a base rate, in either case plus an applicable margin. The Domestic Credit Agreement's interest rates for LIBOR-based borrowings vary based on leverage in the range of LIBOR plus 2.0% to 2.5%. Interest rates for base rate-based borrowings vary based on leverage in the range of the applicable base rate plus 1.0% to 1.5%. Commitment fees are in a range of 0.375% to 0.625% based on usage. The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on most of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.24 billion in second lien notes were outstanding at May 2, 2015, resulting in $760 million of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018. The Revolving Facility is expected to expire in April 2016.
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

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

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
At May 2, 2015, May 3, 2014 and January 31, 2015, we had $410 million, $1.1 billion and $213 million, respectively, of Revolving Facility borrowings and $657 million, $656 million and $667 million, respectively, of letters of credit outstanding under the Revolving Facility. At May 2, 2015, May 3, 2014 and January 31, 2015, the amount available to borrow under the Revolving Facility was $726 million, $752 million and $808 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs. At May 2, 2015, May 3, 2014 and January 31, 2015, we had borrowings of $988 million, $1.0 billion and $990 million, respectively, under the Term Loan.
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

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

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
We accounted for the Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Senior Unsecured Notes based on the relative fair values of the Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 5. The discount is being amortized over the life of the Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $5 million of the discount was amortized during 2014, resulting in a remaining discount of approximately $273 million at January 31, 2015. The book value of the Senior Unsecured Notes net of the remaining discount was approximately $352 million at January 31, 2015. Approximately $8 million of the discount was amortized during the 13- week period ended May 2, 2015, resulting in a remaining discount of approximately $265 million at May 2, 2015. The book value of the Senior Unsecured Notes net of the remaining discount was approximately $360 million at May 2, 2015.
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
Debt Repurchase Authorization
In 2005, our Finance Committee of the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $500 million of our outstanding indebtedness in open market or privately negotiated transactions. Our wholly owned finance subsidiary, Sears Roebuck Acceptance Corp. ("SRAC"), has repurchased $215 million of its outstanding notes. Holdings has repurchased $10 million of senior secured notes. The unused balance of this authorization is $275 million at May 2, 2015.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At May 2, 2015, May 3, 2014 and January 31, 2015, we had outstanding commercial paper borrowings of $104 million, $159 million and $2 million, respectively. ESL held $100 million and $150 million, respectively, of our commercial paper at May 2, 2015 and May 3, 2014, including $58 million and $86 million, respectively, held by Mr. Lampert. See Note 13 of Notes to Condensed Consolidated Financial Statements for further discussion of these borrowings. ESL held none of our commercial paper at January 31, 2015, including any held by Edward S. Lampert.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

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
The Lender sold certain participating interests in the Loan during the third quarter of 2014, which may restrict the Lender's ability to take certain actions with respect to the Loan without consent of the purchasers of such participating interests, including the waiver of certain defaults under the Loan.
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
At May 2, 2015 and January 31, 2015, the outstanding balance of the Loan was $200 million and $400 million, respectively. The Company repaid the $200 million outstanding balance of the Loan on June 1, 2015.
Debt Ratings
Our corporate family debt ratings at May 2, 2015 appear in the table below:

Moody’s Investors Service	Standard & Poor’s Ratings Services	Fitch Ratings
Caa1	CCC+	CC
Domestic Pension Plan Funding
In our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, we disclosed that we expected our contributions to our domestic pension plans to be approximately $279 million in 2015 and $286 million in 2016. We now expect contributions to our domestic pension plans to be $291 million in 2015 and $304 million in 2016. The

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

ultimate amount of pension contributions and timing could be affected by changes in the applicable regulations, or other regulatory actions, as well as financial market and investment performance.
Recent Accounting Pronouncements
See Part I, Item 1, "Financial Statements – Notes to Condensed Consolidated Financial Statements," Note 12 – "Recent Accounting Pronouncements," for information regarding new accounting pronouncements.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q and in other public announcements by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements preceded or followed by, or that otherwise include, the words "believes," "expects," "anticipates," "intends," "estimates," "plans," "forecast," "is likely to" and similar expressions or future or conditional verbs such as "will," "may" and "could" are generally forward-looking in nature and not historical facts. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements.
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to offer merchandise and services that our customers want, including our proprietary brand products; our ability to successfully implement our integrated retail strategy to transform our business; our ability to successfully manage our inventory levels; initiatives to improve our liquidity through inventory management and other actions; competitive conditions in the retail and related services industries; worldwide economic conditions and business uncertainty, including the availability of consumer and commercial credit, changes in consumer confidence and spending, the impact of rising fuel prices, and changes in vendor relationships; vendors' lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; possible limits on our access to our domestic credit facility, which is subject to a borrowing base limitation and a springing fixed charge coverage ratio covenant, capital markets and other financing sources, including additional second lien financings, with respect to which we do not have commitments from lenders; our ability to successfully achieve our plans to generate liquidity through potential transactions or otherwise; potential liabilities in connection with the separation of Lands' End and disposition of a portion of our ownership interest in Sears Canada; our ability to enter into or complete possible transactions, including the potential REIT transaction and the amendment and extension of our credit facility, in each case, on acceptable terms, on intended timetables or at all, the form or terms and conditions of any such transaction, and the impact of the evaluation and/or completion of any such transaction on our other businesses; our extensive reliance on computer systems, including legacy systems, to implement our integrated retail strategy, process transactions, summarize results, maintain customer, member, associate and Company data, and otherwise manage our business, which may be subject to disruptions or security breaches; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; our dependence on sources outside the United States for significant amounts of our merchandise; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business and the transfer of significant internal historical knowledge to such parties; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including shareholder litigation, product liability, patent infringement and qui tam claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing and amount of required pension plan funding.
Certain of these and other factors are discussed in more detail in our filings with the Securities and Exchange Commission and the Annual Report on Form 10-K of Sears Holdings Corporation for the fiscal year ended January 31, 2015, which may be accessed through the Commission's website at www.sec.gov.
While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available, except as required by law.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 2, 2015 and May 3, 2014

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations.
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At May 2, 2015, 39% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at May 2, 2015, which totaled approximately $1.5 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $15 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the first quarter of 2015. During the 13 weeks ended May 2, 2015, we did not repurchase any shares of our common stock under our common share repurchase program. At May 2, 2015, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 1, 2015 to February 28, 2015	4,916	$31.97	—	$—
March 1, 2015 to April 4, 2015	1,683	40.16	—	—
April 5, 2015 to May 2, 2015	—	—	—	—
Total	6,599	$34.06	—	$—	$503,907,832

(1)	Consists entirely of 6,599 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.

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
An "Exhibit Index" has been filed as part of this Report on Page E-1 and is incorporated herein by this reference.

SEARS HOLDINGS CORPORATION

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARS HOLDINGS CORPORATION

By:	/S/ ROBERT A. RIECKER
Name:	Robert A. Riecker
Title:	Vice President, Controller and Chief Accounting Officer
Date: June 8, 2015

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, dated January 22, 2014, filed on January 24, 2014 (File No. 000-51217)).

*10.1	Sears Holdings Corporation Annual Incentive Plan (Amended and Restated Effective April 10, 2015).

*10.2	2015 Additional Definitions under Sears Holdings Corporation Annual Incentive Plan.

*10.3	Sears Holdings Corporation Cash Long-Term Incentive Plan (Amended and Restated Effective April 10, 2015).

*10.4	2015 Additional Definitions under Sears Holdings Corporation Long-Term Incentive Program.

*31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 Weeks Ended May 2, 2015 and May 3, 2014; (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the 13 Weeks Ended May 2, 2015 and May 3, 2014; (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of May 2, 2015, May 3, 2014 and January 31, 2015; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 Weeks Ended May 2, 2015 and May 3, 2014; (v) the Condensed Consolidated Statements of Equity (Unaudited) for the 13 Weeks Ended May 2, 2015 and May 3, 2014; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

__________________

*	Filed herewith

E-1