Form 10-Q
period 2015-08-01
SEARS HOLDINGS CORP
filed 2015-08-20
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217, 001-36693
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
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
Yes    ☐            No    ☒
As of August 14, 2015, the registrant had 106,639,657 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
REVENUES
Merchandise sales and services(1)(2)	$6,211	$8,013	$12,093	$15,892
COSTS AND EXPENSES
Cost of sales, buying and occupancy(1)(3)	4,776	6,271	9,140	12,322
Selling and administrative	1,694	2,118	3,375	4,207
Depreciation and amortization	114	152	236	307
Impairment charges	54	20	54	25
Gain on sales of assets	(526)	(34)	(633)	(80)
Total costs and expenses	6,112	8,527	12,172	16,781
Operating income (loss)	99	(514)	(79)	(889)
Interest expense	(85)	(72)	(175)	(143)
Interest and investment income (loss)	(26)	32	(44)	36
Other income (loss)	(1)	5	—	2
Loss before income taxes	(13)	(549)	(298)	(994)
Income tax (expense) benefit	221	(32)	203	(29)
Net income (loss)	208	(581)	(95)	(1,023)
Loss attributable to noncontrolling interests	—	8	—	48
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$208	$(573)	$(95)	$(975)
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic earnings (loss) per share	$1.95	$(5.39)	$(0.89)	$(9.17)
Diluted earnings (loss) per share	$1.84	$(5.39)	$(0.89)	$(9.17)
Basic weighted average common shares outstanding	106.5	106.3	106.5	106.3
Diluted weighted average common shares outstanding	113.3	106.3	106.5	106.3

(1)
Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $350 million and $383 million for the 13 weeks ended August 1, 2015 and August 2, 2014, respectively, and $685 million and $741 million for the 26 weeks ended August 1, 2015 and August 2, 2014, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

(2) Includes revenue from Lands' End, Inc. ("Lands' End") for retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way® program and corporate shared services of $16 million and $17 million for the 13 weeks ended August 1, 2015 and August 2, 2014, respectively, and $31 million and $23 million for the 26 weeks ended August 1, 2015 and August 2, 2014, respectively.
(3) Includes $5 million rent expense and $5 million installment expenses pursuant to the master lease with Seritage for the 13 and 26 weeks ended August 1, 2015.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
 (Unaudited)

	13 Weeks Ended		26 Weeks Ended
millions	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income (loss)	$208	$(581)	$(95)	$(1,023)
Other comprehensive income
Pension and postretirement adjustments, net of tax	66	35	131	65
Deferred loss on derivatives, net of tax	—	(1)	—	(2)
Currency translation adjustments, net of tax	—	3	—	14
Total other comprehensive income	66	37	131	77
Comprehensive income (loss)	274	(544)	36	(946)
Comprehensive loss attributable to noncontrolling interests	—	3	—	37
Comprehensive income (loss) attributable to Holdings' shareholders	$274	$(541)	$36	$(909)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

millions	August 1, 2015	August 2, 2014	January 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$1,819	$829	$250
Restricted cash	—	10	—
Accounts receivable(1)	460	516	429
Merchandise inventories	5,028	6,383	4,943
Prepaid expenses and other current assets(2)	270	419	241
Total current assets	7,577	8,157	5,863
Property and equipment (net of accumulated depreciation and amortization of $3,097, $4,829 and $3,864)	2,732	5,091	4,449
Goodwill	269	269	269
Trade names and other intangible assets	2,091	2,302	2,097
Other assets	517	619	531
TOTAL ASSETS	$13,186	$16,438	$13,209
LIABILITIES
Current liabilities
Short-term borrowings(3)	$6	$1,404	$615
Current portion of long-term debt and capitalized lease obligations	70	85	75
Merchandise payables	1,704	2,506	1,621
Other current liabilities	2,068	2,374	2,087
Unearned revenues	802	889	818
Other taxes	363	436	380
Short-term deferred tax liabilities	472	484	480
Total current liabilities	5,485	8,178	6,076
Long-term debt and capitalized lease obligations(4)	3,068	2,815	3,110
Pension and postretirement benefits	2,258	1,721	2,404
Deferred gain on sale-leaseback	798	—	—
Sale-leaseback financing obligation	164	—	—
Other long-term liabilities	1,830	2,007	1,849
Long-term deferred tax liabilities	489	798	715
Total Liabilities	14,092	15,519	14,154
Commitments and contingencies
EQUITY (DEFICIT)
Total Equity (Deficit)	(906)	919	(945)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$13,186	$16,438	$13,209

(1)
Includes $95 million, $84 million and $61 million at August 1, 2015, August 2, 2014 and January 31, 2015, respectively, of net amounts receivable from SHO, and a net amount receivable from Lands' End of $4 million, $3 million and $5 million at August 1, 2015, August 2, 2014 and January 31, 2015, respectively.

(2) Includes $11 million prepaid rent to Seritage at August 1, 2015.
(3) Includes a $400 million secured short-term loan with JPP II, LLC and JPP, LLC, entities affiliated with ESL, at January 31, 2015.

(4)
Includes $205 million of Senior Secured Notes and $3 million of Subsidiary Notes held by ESL and its affiliates at August 1, 2015, August 2, 2014 and January 31, 2015. Also includes $299 million of Senior Unsecured Notes held by ESL and its affiliates at August 1, 2015 and January 31, 2015.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	26 Weeks Ended
millions	August 1, 2015	August 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(95)	(1,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax valuation allowance	(500)	—
Depreciation and amortization	236	307
Impairment charges	54	25
Gain on sales of assets	(633)	(80)
Gain on sales of investments	—	(23)
Pension and postretirement plan contributions	(129)	(205)
Mark-to-market adjustments of financial instruments	54	—
Amortization of deferred gain on sale-leaseback	(7)	—
Settlement of Canadian dollar hedges	—	1
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	258	(36)
Merchandise inventories	(85)	308
Merchandise payables	83	46
Income and other taxes	(13)	(59)
Other operating assets	(24)	(23)
Other operating liabilities	(31)	15
Net cash used in operating activities	(832)	(747)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments(1)(2)	2,678	164
Purchases of property and equipment	(86)	(126)
Net cash provided by investing activities	2,592	38

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt(3)	(443)	(42)
Increase (decrease) in short-term borrowings, primarily 90 days or less	(209)	72
Proceeds from sale-leaseback financing(2)	508	—
Lands' End, Inc. pre-separation funding	—	515
Separation of Lands' End, Inc.	—	(31)
Debt issuance costs	(47)	(11)
Net cash provided by (used in) financing activities	(191)	503
Effect of exchange rate changes on cash and cash equivalents	—	7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,569	(199)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	250	1,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,819	$829

Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$30	$89
Cash interest paid	139	117
Unpaid liability to acquire equipment and software	24	28
(1) The Seritage transaction was partially financed through the sale of common shares and limited partnership units (the "rights offering"), totaling $1.6 billion, including $745 million received from ESL and its affiliates.
(2) Holdings received cash proceeds of $2.7 billion ($2.6 billion, net of closing costs) from the Seritage transaction and $429 million ($426 million, net of closing costs) from the JV transactions. Proceeds from the Seritage transaction are included in Proceeds from sales of property and investments ($2.6 billion), and Proceeds from sale-leaseback financing ($82 million) for the 26 weeks ended August 1, 2015. Proceeds from the JV transactions are included in Proceeds from sale-leaseback financing ($426 million) for the 26 weeks ended August 1, 2015.
(3) Repayments in 2015 include $400 million of a secured short-term loan with JPP II, LLC and JPP, LLC, entities affiliated with ESL.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Equity (Deficit)
(Unaudited)

	Equity (Deficit) Attributable to Holdings' Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at February 1, 2014	106	$1	$(5,963)	$9,298	$(480)	$(1,117)	$444	$2,183
Comprehensive loss
Net loss	—	—	—	—	(975)	—	(48)	(1,023)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	61	4	65
Deferred loss on derivatives, net of tax	—	—	—	—	—	(2)	—	(2)
Currency translation adjustments, net of tax	—	—	—	—	—	7	7	14
Total Comprehensive Loss								(946)
Stock awards	—	—	3	(2)	—	—	—	1
Separation of Lands' End, Inc.	—	—	—	(323)	—	2	—	(321)
Associate stock purchase	—	—	2	—	—	—	—	2
Balance at August 2, 2014	106	$1	$(5,958)	$8,973	$(1,455)	$(1,049)	$407	$919
Balance at January 31, 2015	107	1	(5,949)	9,189	(2,162)	(2,030)	6	(945)
Comprehensive income
Net loss	—	—	—	—	(95)	—	—	(95)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	131	—	131
Total Comprehensive Income								36
Stock awards	—	—	8	(7)	—	—	—	1
Associate stock purchase	—	—	2	—	—	—	—	2
Balance at August 1, 2015	107	$1	$(5,939)	$9,182	$(2,257)	$(1,899)	$6	$(906)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 1,702 full-line and specialty retail stores in the United States, operating through Kmart and Sears. Through the third quarter of 2014, we conducted our operations under three reportable segments: Kmart, Sears Domestic and Sears Canada. Following the de-consolidation of Sears Canada in the third quarter of 2014 discussed below, we have operated under two reportable segments: Kmart and Sears Domestic.
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
Depreciation Expense
Depreciation expense included within depreciation and amortization expense reported on the Condensed Consolidated Statements of Operations was $113 million, $232 million, $147 million and $297 million for the 13- and 26- week periods ended August 1, 2015 and August 2, 2014, respectively.
Vendor Credits
During the 13- and 26-week periods ended August 1, 2015, the Company received $33 million and $126 million related to one-time credits from vendors associated with prior supply arrangements, which have been reflected as a credit within cost of sales, buying and occupancy on the Condensed Consolidated Statement of Operations.
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
As we progress in our transformation, we are primarily focusing on profitability instead of revenues, market share and other metrics which relate to, but do not necessarily drive profit. This approach may negatively impact our sales, however, it should also reduce the risk of material profit declines. We believe that our focus on profitability will contribute to a meaningful performance in 2015 and beyond. If we continue to experience operating losses, and we are not able to generate sufficient liquidity through some combination of actions, the availability under our Domestic Credit Facility might be fully utilized and we would need to secure additional sources of funds. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency.
We also continue to take action to evolve and transition our capital structure toward a structure that is more flexible, long-term oriented and less dependent on inventory and receivables. During the second quarter of 2015, the

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Company completed its previously announced rights offering and sale-leaseback transaction with Seritage Growth Properties and received aggregate gross proceeds from the transaction of $2.7 billion. In addition, as discussed in Note 2, the Company completed an amendment and extension of its existing domestic credit facility in which the maturity date for $1.971 billion of the domestic credit facility has been extended to July 2020, while $1.304 billion retains the existing maturity date of April 2016. These actions have substantially enhanced our liquidity and achieved our objective of reducing our reliance on inventory as a source of financing. We intend to continue taking significant actions to alter our capital structure, as circumstances allow, to position Holdings for success and profitability, which could include further reductions in debt or changes in the composition of our debt.
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
Also, we determined that we have the ability to exercise significant influence over Sears Canada as a result of our ownership interest in Sears Canada and as a result of Mr. Lampert's role as our Chairman and Chief Executive Officer, and Chairman and Chief Executive Officer of ESL. Accordingly, we accounted for our retained investment in the common shares of Sears Canada as an equity method investment in accordance with accounting standards applicable to investments. We elected the fair value option for the equity method investment in Sears Canada in accordance with accounting standards applicable to financial instruments. The fair value of our equity method investment is recorded in Other assets on the Condensed Consolidated Balance Sheet and is disclosed in Note 4, and the change in fair value is recorded in Interest and investment income (loss) on the Condensed Consolidated Statement of Operations.
In addition, since the Company has retained an equity interest in Sears Canada, the operating results for Sears Canada through October 16, 2014 are presented within the consolidated operations of Holdings and the Sears Canada segment in the accompanying Condensed Consolidated Financial Statements in accordance with accounting standards applicable to presentation of financial statements.
At both August 1, 2015 and January 31, 2015, the Company was the beneficial holder of approximately 12 million, or 12%, of the common shares of Sears Canada. At August 2, 2014, Sears Holdings was the beneficial holder of approximately 52 million, or 51%, of the common shares of Sears Canada.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
NOTE 2—BORROWINGS
Total borrowings were as follows:

millions	August 1, 2015	August 2, 2014	January 31, 2015
Short-term borrowings:
Unsecured commercial paper	$6	$7	$2
Secured short-term loan	—	—	400
Secured borrowings	—	1,397	213
Long-term debt, including current portion:
Notes and debentures outstanding	2,917	2,566	2,913
Capitalized lease obligations	221	334	272
Total borrowings	$3,144	$4,304	$3,800
The fair value of long-term debt, excluding capitalized lease obligations, was $2.9 billion at August 1, 2015, $2.3 billion at August 2, 2014 and $2.9 billion at January 31, 2015. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 4 to the Condensed Consolidated Financial Statements.
Debt Repurchase Authorization
During the second quarter of 2015, the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $1.0 billion of our outstanding indebtedness in open market or privately negotiated transactions, superseding the previously disclosed debt repurchase authorization from 2005. The unused balance of this authorization is $1.0 billion at August 1, 2015.
On August 3, 2015, the Company commenced a tender offer (the "Offer") to purchase for cash up to $1.0 billion principal amount of its outstanding 6 5/8% Senior Secured Notes Due 2018 (the "Senior Secured Notes"). The aggregate principal amount of Senior Secured Notes currently outstanding is approximately $1.24 billion. As of the early tender date, approximately $936 million principal amount of the Senior Secured Notes were validly tendered and not validly withdrawn in the Offer. Pursuant to the terms of the Offer, holders of Senior Secured Notes may tender additional notes at or prior to 11:59 p.m., New York City time, on August 28, 2015, unless the Offer is

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

earlier terminated or extended by the Company in its sole discretion. As such, the unused balance of our debt repurchase authorization is $74 million at August 20, 2015. As a result of the Notes received from the early tender, we have mitigated our annualized cash interest expense by approximately $62 million.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At August 1, 2015, August 2, 2014 and January 31, 2015, we had outstanding commercial paper borrowings of $6 million, $7 million and $2 million, respectively.
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
The Loan was originally scheduled to mature on December 31, 2014. As permitted by the Loan agreement, the Company paid an extension fee equal to 0.5% of the principal amount to extend the maturity date to February 28, 2015. The Loan had an annual base interest rate of 5%. The Borrowers paid an upfront fee of 1.75% of the full principal amount. The Loan was guaranteed by the Company and was secured by a first priority lien on certain real properties owned by the Borrowers.
On February 25, 2015, we entered into an agreement effective February 28, 2015, to amend and extend the $400 million secured short-term loan. Under the terms of the amendment, we repaid $200 million of the $400 million on March 2, 2015 and the remaining $200 million on June 1, 2015. At January 31, 2015, the outstanding balance of the Loan was $400 million.
Domestic Credit Agreement
During the first quarter of 2011, SRAC, Kmart Corporation (together with SRAC, the "Borrowers") and Holdings entered into an amended credit agreement (the "Domestic Credit Agreement"). On October 2, 2013, Holdings and the Borrowers entered into a First Amendment (the "Amendment") to the Domestic Credit Agreement with a syndicate of lenders. Pursuant to the Amendment, the Borrowers borrowed $1.0 billion under a new senior secured term loan facility (the "Term Loan"). On July 21, 2015, the Borrowers and Holdings entered into an amended and restated credit agreement (the "Amended Domestic Credit Agreement") with a syndicate of lenders that amended and restated the then-existing Domestic Credit Agreement. The Amended Domestic Credit Agreement provides a $3.275 billion asset-based revolving credit facility (the "Revolving Facility") with a $1.0 billion letter of credit sub-facility. The maturity date for $1.971 billion of the Revolving Facility has been extended to July 20, 2020, while $1.304 billion retains the existing maturity date of April 8, 2016. The Amended Domestic Credit Agreement also governs the existing Term Loan, which retains its maturity date of June 30, 2018. The Amended Domestic Credit Agreement includes an accordion feature that allows the Borrowers to use existing collateral for the facility to obtain up to $1.0 billion of additional borrowing capacity, subject to borrowing base requirements, as well as a "FILO" ("first in last out") tranche feature that allows an additional $500 million of borrowing capacity. The Amended Domestic Credit Agreement also increases Holdings' ability to undertake short-term borrowings from $500 million to $750 million.
Revolving advances under the Amended Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate ("LIBOR") or a base rate, in either case plus an applicable margin dependent on Holdings' consolidated leverage ratio (as measured under the Amended Domestic Credit Agreement). The margin with respect to borrowings under the extended commitments ranges from 3.25% to 3.75% for LIBOR loans and from 2.25% to 2.75% for base rate loans. The margin with respect to borrowings under the non-extended commitments remains 2.00% to 2.50% for LIBOR loans and 1.00% to 1.50% for base rate loans. The Amended Domestic Credit Agreement also provides for the payment of fees with respect to issued and undrawn letters of credit at a rate equal to the margin applicable to LIBOR loans and a commitment fee with respect to unused amounts of the Revolving Facility at a rate, depending on facility usage, between 0.375% to 0.625%, per

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

annum, with a minimum of 0.50% applicable to commitments under the extended tranche. From and after April 8, 2016, such commitment fees with respect to the extended tranche will change to a flat 0.50%.
The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on substantially all of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility is guaranteed by all domestic subsidiaries of Holdings that own inventory or credit card or pharmacy receivables. The Revolving Facility also permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.24 billion in second lien notes were outstanding at August 1, 2015, resulting in $760 million of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either (1) LIBOR (subject to a 1.00% LIBOR floor) or (2) the highest of (x) the prime rate of the bank acting as agent of the syndicate of lenders, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% (the highest of (x), (y) and (z), the "Base Rate"), plus an applicable margin for LIBOR loans of 4.50% and for Base Rate loans of 3.50%. Currently, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing June 30, 2018. Additionally, the Borrowers are required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Amended Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility.
The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, is at least 15%, exceptions that may be subject to certain maximum amounts and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility. Further, the Amended Domestic Credit Agreement includes customary covenants that restrict our ability to make dispositions, prepay debt, and make investments, subject, in each case, to various exceptions. The Amended Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.
At August 1, 2015, August 2, 2014 and January 31, 2015, we had $0 million, $1.4 billion and $213 million, respectively, of Revolving Facility borrowings and $657 million, $646 million and $667 million, respectively, of letters of credit outstanding under the Revolving Facility. At August 1, 2015, August 2, 2014 and January 31, 2015, the amount available to borrow under the Revolving Facility was $1.2 billion, $240 million and $808 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs. At August 1, 2015, August 2, 2014 and January 31, 2015, we had borrowings of $985 million, $995 million and $990 million, respectively, under the Term Loan.
Senior Secured Notes
In October 2010, we sold $1.0 billion aggregate principal amount of senior secured notes (the "Senior Secured Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Senior Secured Notes, the Company sold $250 million aggregate principal amount of Senior Secured Notes to the Company's domestic pension plan in a private placement, of which approximately $110 million remains in the domestic pension plan. The Senior Secured Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the "Collateral"). The lien that secures the Senior Secured Notes is junior in priority to the lien on such assets that secures obligations under the Amended Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Senior Secured Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding Senior Secured Notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Senior Secured Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the Senior Secured Notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Senior Secured Notes at a premium based on the "Treasury Rate" as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Senior Secured Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.
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
We accounted for the Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Senior Unsecured Notes based on the relative fair values of the Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 4. The discount is being amortized over the life of the Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $5 million of the discount was amortized during 2014, resulting in a remaining discount of approximately $273 million at January 31, 2015. The book value of the Senior Unsecured Notes net of the remaining discount was approximately $352 million at January 31, 2015. Approximately $16 million of the discount was amortized during the 26-week period ended August 1, 2015, resulting in a remaining discount of approximately $257 million at August 1, 2015. The book value of the Senior Unsecured Notes net of the remaining discount was approximately $368 million at August 1, 2015.
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
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit ("REMIC"). The real estate associated with 125 Full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

REMIC issued to wholly owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the "REMIC Securities") that are secured by the mortgages and collateral assignments of the store leases. Payments to the holders on the REMIC Securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion (the "KCD Securities") were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to the holders on the KCD Securities are funded by the royalty payments. The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. In the fourth quarter of fiscal 2013, Holdings contributed all of the outstanding capital stock of Sears Re to SRe Holding Corporation, a direct wholly owned subsidiary of Holdings. Sears Re thereafter reduced its excess statutory capital through the distribution of all REMIC Securities held by it to SRe Holding Corporation. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly owned consolidated subsidiaries. At August 1, 2015, August 2, 2014 and January 31, 2015, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.6 billion at August 1, 2015, and approximately $0.7 billion at both August 2, 2014 and January 31, 2015.
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
NOTE 3—DERIVATIVE FINANCIAL INSTRUMENTS
We primarily used derivatives as a risk management tool to decrease our exposure to fluctuations in the foreign currency market, and do not use derivative financial instruments for trading or speculative purposes. We were exposed to fluctuations in foreign currency exchange rates as a result of our net investment in Sears Canada. Further, Sears Canada was exposed to fluctuations in foreign currency exchange rates due to inventory purchase contracts denominated in U.S. dollars. We had no material outstanding derivatives at August 1, 2015 or January 31, 2015. The recorded amounts and corresponding gains on the hedging activity were not material at August 2, 2014 or for the 13-and 26- week periods ended August 2, 2014.
Hedges of Net Investment in Sears Canada
During the 13-week period ended August 2, 2014, we entered into foreign currency forward contracts with a total Canadian notional value of $300 million, and with a weighted-average remaining life of 0.1 years at August 2, 2014. These contracts were designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada.
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
We settled foreign currency forward contracts during the 13-week period ended August 2, 2014 and paid $0.5 million relative to these contract settlements during the third quarter of 2014. We settled foreign currency forward contracts and received a net amount of $1 million during the 26-week period ended August 2, 2014 relative to these

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

contract settlements. As hedge accounting was applied to these contracts, an offsetting amount was recorded as a component of other comprehensive loss.
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
Counterparty Credit Risk
We actively manage the risk of nonpayment by our derivative counterparties by limiting our exposure to individual counterparties based on credit ratings, value at risk and maturities. The counterparties to these instruments were major financial institutions with investment grade credit ratings or better at August 2, 2014.
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
Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities, cash and domestic cash equivalents are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our long-term debt is disclosed in Note 2. The following tables provide the fair value measurement amounts for other financial assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value at August 1, 2015, August 2, 2014 and January 31, 2015:

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

millions	Total Fair Value Amounts at August 1, 2015	Level 1	Level 2	Level 3
Cash equivalents(1)	$1,533	$1,533	$—	$—
Equity method investments(2)	69	69	—	—
Total	$1,602	$1,602	$—	$—

millions	Total Fair Value Amounts at August 2, 2014	Level 1	Level 2	Level 3
Cash equivalents(1)	$55	$55	$—	$—
Restricted cash(3)	10	10	—	—
Foreign currency derivative assets(4)	4	—	4	—
Total	$69	$65	$4	$—

millions	Total Fair Value Amounts at January 31, 2015	Level 1	Level 2	Level 3
Equity method investments(2)	$111	$111	$—	$—
__________________

(1)	Included within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

(2)	Included within Other assets on the Condensed Consolidated Balance Sheets.

(3)	Included within Restricted cash on the Condensed Consolidated Balance Sheets.

(4)	Included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Condensed Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, we measure the impairment and adjust the carrying value. With the exception of the fixed asset impairments described in Note 5, we had no significant remeasurements of such assets or liabilities to fair value during the 13- and 26- week periods ended August 1, 2015 and August 2, 2014.
NOTE 5—STORE CLOSING CHARGES, SEVERANCE COSTS, IMPAIRMENTS AND REAL ESTATE TRANSACTIONS
Store Closings and Severance
During the 13-week period ended August 1, 2015, we closed 10 stores in our Kmart segment and four stores in our Sears Domestic segment we previously announced would close. During the 26-week period ended August 1, 2015, we closed 16 stores in our Kmart segment and six stores in our Sears Domestic segment we previously announced would close. We made the decision to close 10 stores in our Kmart segment and five stores in our Sears Domestic segment during the 13-week period ended August 1, 2015, and 22 stores in our Kmart segment and seven stores in our Sears Domestic segment during the 26-week period ended August 1, 2015.
During the 13-week period ended August 2, 2014, we closed 46 stores in our Kmart segment and eight stores in our Sears Domestic segment we previously announced would close. During the 26-week period ended August 2, 2014,

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

we closed 75 stores in our Kmart segment and 21 stores in our Sears Domestic segment we previously announced would close. We made the decision to close 26 stores in our Kmart segment and two stores in our Sears Domestic segment during the 13-week period ended August 2, 2014, and 40 stores in our Kmart segment and six stores in our Sears Domestic segment during the 26-week period ended August 2, 2014.
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that we believe can be realized through sub-leasing the leased space.
Store closing costs and severance recorded for the 13- and 26- week periods ended August 1, 2015 and August 2, 2014 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$4	$1	$(1)	$1	$—	$5
Sears Domestic	1	—	(9)	1	2	(5)
Total for the 13-week period ended August 1, 2015	$5	$1	$(10)	$2	$2	$—

Kmart	$10	$3	$11	$3	$3	$30
Sears Domestic	—	2	4	1	3	10
Sears Canada	1	4	—	—	—	5
Total for the 13-week period ended August 2, 2014	$11	$9	$15	$4	$6	$45

Kmart	$9	$2	$27	$3	$—	$41
Sears Domestic	2	2	(9)	1	2	(2)
Total for the 26-week period ended August 1, 2015	$11	$4	$18	$4	$2	$39

Kmart	$15	$4	$11	$6	$3	$39
Sears Domestic	2	2	$2	1	8	15
Sears Canada	1	9	5	—	—	15
Total for the 26-week period ended August 2, 2014	$18	$15	$18	$7	$11	$69
_____________

(1)	Recorded within Cost of sales, buying and occupancy on the Condensed Consolidated Statements of Operations.

(2)
Recorded within Selling and administrative on the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)
Costs for the 13- and 26-week periods ended August 1, 2015 are recorded within Depreciation and amortization on the Condensed Consolidated Statement of Operations. Costs for the 13-week period ended August 2, 2014 include $5 million recorded withing Impairment charges and $1 million recorded within Depreciation and amortization on the Condensed Consolidated Statement of Operations. Costs for the 26-week period ended August 2, 2014 include $10 million recorded within Impairment charges and $1 million recorded within Depreciation and amortization on the Condensed Consolidated Statement of Operations.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Store closing cost accruals of $182 million, $175 million and $207 million at August 1, 2015, August 2, 2014 and January 31, 2015, respectively, were as follows:

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at August 2, 2014	$39	$125	$11	$175
Store closing costs	41	57	13	111
Payments/utilizations	(37)	(26)	(16)	(79)
Balance at January 31, 2015	43	156	8	207
Store closing costs	4	18	4	26
Payments/utilizations	(18)	(28)	(5)	(51)
Balance at August 1, 2015	$29	$146	$7	$182
Long-Lived Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, we performed an impairment test of certain of our long-lived assets due to events and changes in circumstances during the 13-week period ended August 1, 2015 that indicated an impairment might have occurred. The impairment review was triggered by the Seritage transaction (as defined below). As a result of this impairment testing, the Company recorded impairment charges of $54 million, of which $52 million and $2 million were recorded within the Sears Domestic and Kmart segments, respectively, during the 13- and 26-week periods ended August 1, 2015. As a result of impairment testing, triggered by a decline in operating performance at certain locations within the Sears Canada segment, the Company recorded impairment charges of $15 million during the 13- and 26- week periods ended August 2, 2014 within the Sears Canada segment.
Real Estate Transactions
On April 1, 2015, April 13, 2015, and April 30, 2015, Holdings and General Growth Properties, Inc. ("GGP"), Simon Property Group, Inc. ("Simon") and The Macerich Company ("Macerich"), respectively, announced that they entered into three distinct real estate joint ventures (collectively, the "JVs"). Holdings contributed 31 properties to the JVs where Holdings currently operates stores (or leases former stores to third-party tenants) (the "JV properties"), in exchange for a 50% interest in the JVs and $429 million in cash ($426 million, net of closing costs) (the "JV transactions"). The JV transactions valued the JV properties at $858 million in the aggregate.
On July 7, 2015, Holdings completed its rights offering and sale-leaseback transaction (the "Seritage transaction") with Seritage Growth Properties ("Seritage"), a recently formed, independent publicly traded real estate investment trust ("REIT"). As part of the Seritage transaction, Holdings sold 235 properties to Seritage (the "REIT properties") along with Holdings' 50% interest in the JVs. Holdings received aggregate gross proceeds from the Seritage transaction of $2.7 billion ($2.6 billion, net of closing costs). The Seritage transaction was partially financed through the sale of common shares and limited partnership units, totaling $1.6 billion, including $745 million received from ESL and its affiliates as further described in Note 13. The Seritage transaction was also partially financed by Seritage through mortgage and mezzanine loan proceeds totaling $1.2 billion. Immediately prior to completing the Seritage transaction, subsidiaries of Kmart and Sears obtained mortgage and mezzanine financing for the REIT properties. Upon completion of the Seritage transaction, all obligations with respect to such financing were assumed by Seritage. The Seritage transaction valued the REIT properties at $2.3 billion in the aggregate.
In connection with the Seritage transaction and JV transactions, Holdings has entered into agreements with Seritage and the JVs under which Holdings leases 255 of the properties (the "Master Leases"), with the remaining properties being leased by Seritage to third parties. The Master Leases generally are triple net leases with respect to the space occupied by Holdings, and Holdings has the obligation to pay rent, costs and expenses of operation, repair, and maintenance of the space occupied. The Master Leases have an initial term of 10 years. The master lease for the REIT properties provides Holdings three options for five-year renewals of the term and a final option for a four-year renewal. The Master Leases for the JV properties provide Holdings two options for five-year renewals of the term.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Seritage and the JVs have a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), in addition to all of the automotive care centers which are free-standing or attached as “appendages”, and all outparcels or outlots, as well as certain portions of parking areas and common areas, except as set forth in the Master Leases, for no additional consideration. With respect to 21 stores identified in the Master Leases, Seritage has the further additional right to recapture 100% of the space within the Holdings’ main store, effectively terminating the Master Leases with respect to such properties. The Master Leases also provide Holdings certain rights to terminate the Master Leases with respect to REIT properties or JV properties that cease to be profitable for operation by Holdings. In order to terminate the Master Lease with respect to a certain property, Holdings must make a payment to Seritage or the JV of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property. Such termination right, however, is limited so that it will not have the effect of reducing the fixed rent under the Master Lease for the REIT properties by more than 20% per annum.
Also, in connection with the Seritage transaction and JV transactions, Holdings assigned its lease agreements with third party tenants for REIT properties and JV properties to Seritage and each of the JVs, respectively, and also assigned rental income from Lands' End for REIT properties and JV properties to Seritage and each of the JVs, respectively.
The initial amount of aggregate annual base rent under the Master Leases is $134 million for the REIT properties and $42 million for the JV properties, with increases of 2% per year beginning in the second lease year for the REIT properties and in the fourth lease year for the JV properties. Holdings recorded rent expense of $16 million in Cost of sales, buying and occupancy for the 13 weeks ended August 1, 2015. Rent expense consists of straight-line rent expense of $23 million offset by amortization of a deferred gain on sale-leaseback of $7 million. For the 13 weeks ended August 1, 2015, rent expense of $15 million (consisting of straight-line rent expense of $21 million offset by amortization of a deferred gain on sale-leaseback of $6 million) was recorded in our Sears Domestic segment, and rent expense of $1 million (consisting of straight-line rent expense of $2 million offset by amortization of a deferred gain on sale-leaseback of $1 million) was recorded in our Kmart segment.
We accounted for the Seritage transaction and JV transactions in accordance with accounting standards applicable to real estate sales and sale-leaseback transactions. We determined that the Seritage transaction qualifies for sales recognition and sale-leaseback accounting. Because of our initial ownership interest in the JVs and continuing involvement in the properties, we determined that the JV transactions, which occurred in the first quarter of 2015, did not initially qualify for sale-leaseback accounting and, therefore, accounted for the JV transactions as financing transactions and, accordingly, recorded a sale-leaseback financing obligation of $426 million and continued to report the real property assets on our Condensed Consolidated Balance Sheets at May 2, 2015. Upon the sale of our 50% interest in the JVs to Seritage, the continuing involvement through an ownership interest in the buyer-lessor no longer exists, and Holdings determined that the JV transactions then qualified for sales recognition and sale-leaseback accounting, with the exception of four properties for which we still have continuing involvement as a result of an obligation to redevelop the stores for a third-party tenant and pay rent on behalf of the third-party tenant until it commences rent payments to the JVs.
With the exception of the four properties that have continuing involvement, in accordance with accounting standards related to sale-leaseback transactions, Holdings recognized any loss on sale immediately, any gain on sale in excess of the present value of minimum lease payments immediately, and any remaining gain was deferred and will be recognized in proportion to the related rent expense over the lease term. Holdings received aggregate net proceeds of $3.1 billion for the Seritage transaction and JV transactions. The carrying amount of Property and equipment, net and lease balances related to third-party leases that were assigned to Seritage and the JVs was $1.5 billion at July 7, 2015, of which $1.3 billion was recorded in our Sears Domestic segment and $175 million in our Kmart segment. Accordingly, Holdings recognized an immediate net gain of $508 million within Gain on sales of assets on the Condensed Consolidated Statement of Operations for the 13- and 26- weeks ended August 1, 2015, comprised of a gain of $625 million for the amount of gain on sale in excess of the present value of minimum lease payments, offset by a loss of $117 million for properties where the fair value was less than the carrying value and the write-off of lease balances related to third-party leases that were assigned to Seritage and the JVs. For the 13- and 26- weeks ended August 1, 2015, an immediate net gain of $371 million (comprised of a gain of $471 million and loss of $100 million) was recorded in our Sears Domestic segment, and an immediate net gain of $137 million (comprised of a gain of $154 million and loss of $17 million) was recorded in our Kmart segment. The remaining gain of $894

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

million was deferred and will be recognized in proportion to the related rent expense over the lease term. At August 1, 2015, $89 million of the deferred gain on sale-leaseback is classified as current within Other current liabilities and $798 million is classified as long-term as Deferred gain on sale-leaseback on the Condensed Consolidated Balance Sheets.
Holdings accounted for the four properties that have continuing involvement as a financing transaction in accordance with accounting standards related to sale-leaseback transactions. Accordingly, Holdings recorded a sale-leaseback financing obligation of $164 million, which is classified as long-term as Sale-leaseback financing obligation on the Condensed Consolidated Balance Sheet at August 1, 2015. The decrease in the sale-leaseback financing obligation from $426 million at May 2, 2015 to $164 million at August 1, 2015 represents a noncash change. We continued to report the real property assets of $45 million at August 1, 2015 on our Condensed Consolidated Balance Sheets, which are included in our Sears Domestic segment.
The obligation for future minimum lease payments at August 1, 2015 for the four properties that have continuing involvement is $109 million over the 10 year lease term, and is $10 million for each of 2016, 2017, 2018, and 2019, respectively, and $11 million for 2020. This obligation for future minimum lease payments includes $62 million of rent on behalf of a third-party tenant over the 10 year lease term. We will no longer have the obligation to pay rent on behalf of the third-party tenant when it commences rent payments to the JVs, which we expect to occur within one to two years.
During the first half of 2015, we also recorded gains on the sales of assets of $86 million recognized on the sale of two Sears Full-line stores for which we received $96 million of cash proceeds, and $10 million recognized on the surrender and early termination of one Kmart store lease. In connection with one of the Sears Full-line stores, we entered into a leaseback agreement for up to six months. We determined that we have surrendered substantially all of our rights and obligations, and, therefore, immediate gain recognition is appropriate on these transactions.
During the first half of 2014, we recorded gains on the sales of assets of $80 million in connection with real estate transactions, which included a gain of $13 million recognized on the sale of a distribution facility in our Sears Domestic segment for which we received $16 million of cash proceeds and a gain of $10 million recognized on sale of a Kmart store for which we received $10 million of cash proceeds.
Also, during the first half of 2014, we entered into an agreement for the surrender and early termination of two Sears Full-line store leases for which we received $64 million of cash proceeds. The gains were deferred until the lease termination agreements were effective in the third quarter of 2014.
Additionally, during the second quarter of 2014, we recorded investment income of $23 million related to the sale of a 15% joint venture interest in one property Sears Canada owned with Ivanhoe Cambridge II Inc., for which Sears Canada received $30 million ($33 million Canadian) in cash proceeds.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 6—EQUITY
Earnings per Share
The following table sets forth the components used to calculate basic and diluted earnings (loss) per share attributable to Holdings' shareholders. During the 26 week period ended August 1, 2015, warrants, restricted stock awards and restricted stock units, totaling 8.6 million shares, were not included in the computation of diluted loss per share attributable to Holdings' shareholders because the effect of their inclusion would have been antidilutive. During both the 13- and 26- week periods ended August 2, 2014, restricted stock awards and restricted stock units, totaling 0.1 million shares, were not included in the computation of diluted loss per share attributable to Holdings' shareholders because the effect of their inclusion would have been antidilutive.

	13 Weeks Ended		26 Weeks Ended
millions, except earnings per share	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Basic weighted average shares	106.5	106.3	106.5	106.3
Dilutive effect of restricted stock awards, restricted stock units and warrants	6.8	—	—	—
Diluted weighted average shares	113.3	106.3	106.5	106.3

Net income (loss) attributable to Holdings' shareholders	$208	$(573)	$(95)	$(975)

Earnings (loss) per share attributable to Holdings' shareholders:
Basic	$1.95	$(5.39)	$(0.89)	$(9.17)
Diluted	$1.84	$(5.39)	$(0.89)	$(9.17)
Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	August 1, 2015	August 2, 2014	January 31, 2015
Pension and postretirement adjustments (net of tax of $(296), $(326) and $(296), respectively)	$(1,897)	$(975)	$(2,028)
Cumulative unrealized derivative gain (net of tax of $0 for all periods presented)	—	—	—
Currency translation adjustments (net of tax of $0, $(37) and $0, respectively)	(2)	(74)	(2)
Accumulated other comprehensive loss	$(1,899)	$(1,049)	$(2,030)
Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.
Accumulated other comprehensive loss attributable to noncontrolling interests at August 2, 2014 was $42 million.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Income Tax Expense Allocated to Each Component of Other Comprehensive Income
Income tax expense allocated to each component of other comprehensive income (loss) was as follows:

	13 Weeks Ended August 1, 2015			13 Weeks Ended August 2, 2014
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$66	$—	$66	$37	$(2)	$35
Deferred loss on derivatives	—	—	—	(1)	—	(1)
Currency translation adjustments	—	—	—	3	—	3
Total other comprehensive income	$66	$—	$66	$39	$(2)	$37

	26 Weeks Ended August 1, 2015			26 Weeks Ended August 2, 2014
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$131	$—	$131	$68	$(3)	$65
Deferred loss on derivatives	—	—	—	(2)	—	(2)
Currency translation adjustments	—	—	—	15	(1)	14
Total other comprehensive income	$131	$—	$131	$81	$(4)	$77

(1)	Included in the computation of net periodic benefit expense. See Note 7 to the Condensed Consolidated Financial Statements.
Common Share Repurchase Program
During the 13- and 26- week periods ended August 1, 2015 and August 2, 2014, we did not repurchase any shares of our common stock under our common share repurchase program. At August 1, 2015, we had approximately $504 million of remaining authorization under our common share repurchase program.
The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

Issuance of Warrants to Purchase Common Stock
On November 21, 2014, the Company issued an aggregate of approximately 22 million warrants pursuant to the exercise of rights in the rights offering for $625 million in aggregate principal amount of 8% Senior Unsecured Notes due 2019 and warrants to purchase shares of its common stock. The exercise price and the number of shares of common stock issuable upon exercise of a warrant are both subject to adjustment in certain circumstances. As of August 1, 2015, each warrant, when exercised, will entitle the holder thereof to purchase 1.11 shares of the Company's common stock at an exercise price of $25.686 per share under the terms of the warrant agreement, adjusted from the previously disclosed one share of Company common stock at an exercise price of $28.41 per share. The exercise price is payable in cash or by surrendering 8% senior unsecured notes due 2019 with a principal amount at least equal to the exercise price. The warrants may be exercised at any time after November 24, 2014. Unless earlier exercised, the warrants will expire on December 15, 2019.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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

	13 Weeks Ended		26 Weeks Ended
millions	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Components of net periodic expense:
Interest cost	$54	$82	$108	$151
Expected return on plan assets	(62)	(92)	(124)	(169)
Amortization of experience losses	65	31	130	62
Net periodic expense	$57	$21	$114	$44
Contributions
During the 13- and 26- week periods ended August 1, 2015, we made total contributions of $62 million and $129 million, respectively, to our pension and postretirement plans. During the 13- and 26- week periods ended August 2, 2014, we made total contributions of $103 million and $205 million, respectively, to our pension and postretirement plans. We anticipate making aggregate contributions to our defined benefit and postretirement plans of approximately $188 million over the remainder of 2015.
NOTE 8—INCOME TAXES
We had gross unrecognized tax benefits of $138 million at August 1, 2015, $141 million at August 2, 2014 and $131 million at January 31, 2015. Of the amount at August 1, 2015, $90 million, would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13-week period ended August 1, 2015, gross unrecognized tax benefits were increased by $4 million due to state activity. During the 26-week period ended August 1, 2015, gross unrecognized tax benefits were increased by $7 million. During the 13-week period ended August 2, 2014, we made no reductions to gross unrecognized tax benefits. During the 26-week period ended August 2, 2014, gross unrecognized tax benefits were decreased by $9 million due to the Lands' End spin-off and foreign activity. We expect that our unrecognized tax benefits could decrease by as much as $6 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At August 1, 2015, August 2, 2014 and January 31, 2015, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $54 million ($35 million net of federal benefit), $53 million ($36 million net of federal benefit), and $49 million ($32 million net of federal benefit), respectively. The total amount of net interest expense recognized as part of income tax expense in our Condensed Consolidated Statements of Operations was $1 million (net of federal benefit) and $3 million, respectively, for the 13- and 26- week periods ended August 1, 2015.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

On July 7, 2015, Holdings completed its rights offering and sale-leaseback transaction with Seritage, a recently formed independent publicly traded REIT. As part of the transaction, Holdings sold 235 properties to Seritage along with Holdings' 50% interests in joint ventures with each of Simon Property Group, Inc., General Growth Properties, Inc., and The Macerich Company, which together hold an additional 31 properties (See Note 5).
In connection with the sale-leaseback transaction with Seritage in the second quarter of 2015, along with the Simon Property Group, Inc., General Growth Properties, Inc., and The Macerich Company joint venture transactions in the first quarter of 2015, the Company realized a tax benefit of $229 million on the deferred taxes related to the indefinite-life assets associated with the property sold in the transaction with Seritage and respective joint venture transactions. In addition, the Company incurred a taxable gain of approximately $2.2 billion, taking into account any related party loss disallowance, on these transactions. There was no federal income tax payable resulting from the taxable gain due to the utilization of NOL tax attributes of approximately $863 million with a valuation allowance release of the same amount. However, there was a minor amount of state and city income tax payable of $5 million after the utilization of state and city tax attributes.  As a result of all the effects from these transactions, the net valuation allowance release was approximately $500 million.
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
The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. During the quarter, the Company realized a significant tax benefit on the deferred taxes related to indefinite-life assets associated with the property sold in the transaction with Seritage. As such, for the second quarter of 2015, our effective income tax rate was a benefit of 1,700.0%. Our tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the second quarter of 2015 was negatively impacted by foreign branch taxes and state income taxes.

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
Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States and Canada. The merchandise and service categories are as follows:

(i)	Hardlines—consists of home appliances, consumer electronics, lawn & garden, tools & hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women's, men's, kids', footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore;

(iv)	Service—includes repair, installation and automotive service and extended contract revenue; and

(v)	Other—includes revenues earned in connection with our agreements with SHO and Lands' End, as well as credit revenues and licensed business revenues.

	13 Weeks Ended August 1, 2015
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services
Hardlines	$730	$2,040	$2,770
Apparel and Soft Home	797	627	1,424
Food and Drug	911	2	913
Service	4	559	563
Other	17	524	541
Total merchandise sales and services	2,459	3,752	6,211
Costs and expenses
Cost of sales, buying and occupancy	1,950	2,826	4,776
Selling and administrative	594	1,100	1,694
Depreciation and amortization	19	95	114
Impairment charges	2	52	54
Gain on sales of assets	(143)	(383)	(526)
Total costs and expenses	2,422	3,690	6,112
Operating income	$37	$62	$99
Total assets	$3,042	$10,144	$13,186
Capital expenditures	$6	$36	$42

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	13 Weeks Ended August 2, 2014
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$892	$2,362	$418	$3,672
Apparel and Soft Home	935	770	325	2,030
Food and Drug	1,075	2	—	1,077
Service	4	612	26	642
Other	17	564	11	592
Total merchandise sales and services	2,923	4,310	780	8,013
Costs and expenses
Cost of sales, buying and occupancy	2,341	3,334	596	6,271
Selling and administrative	729	1,184	205	2,118
Depreciation and amortization	24	110	18	152
Impairment charges	2	3	15	20
Gain on sales of assets	(31)	(3)	—	(34)
Total costs and expenses	3,065	4,628	834	8,527
Operating loss	$(142)	$(318)	$(54)	$(514)
Total assets	$3,730	$10,778	$1,930	$16,438
Capital expenditures	$7	$38	$9	$54

	26 Weeks Ended August 1, 2015
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services
Hardlines	$1,366	$3,872	$5,238
Apparel and Soft Home	1,573	1,278	2,851
Food and Drug	1,834	4	1,838
Service	7	1,081	1,088
Other	35	1,043	1,078
Total merchandise sales and services	4,815	7,278	12,093
Costs and expenses
Cost of sales, buying and occupancy	3,788	5,352	9,140
Selling and administrative	1,217	2,158	3,375
Depreciation and amortization	39	197	236
Impairment charges	2	52	54
Gain on sales of assets	(161)	(472)	(633)
Total costs and expenses	4,885	7,287	12,172
Operating loss	$(70)	$(9)	$(79)
Total assets	$3,042	$10,144	$13,186
Capital expenditures	$11	$75	$86

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	26 Weeks Ended August 2, 2014
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$1,709	$4,513	$773	$6,995
Apparel and Soft Home	1,886	1,792	625	4,303
Food and Drug	2,184	4	—	2,188
Service	8	1,196	57	1,261
Other	33	1,090	22	1,145
Total merchandise sales and services	5,820	8,595	1,477	15,892
Costs and expenses
Cost of sales, buying and occupancy	4,643	6,550	1,129	12,322
Selling and administrative	1,420	2,356	431	4,207
Depreciation and amortization	47	224	36	307
Impairment charges	2	8	15	25
(Gain) loss on sales of assets	(52)	(29)	1	(80)
Total costs and expenses	6,060	9,109	1,612	16,781
Operating loss	$(240)	$(514)	$(135)	$(889)
Total assets	$3,730	$10,778	$1,930	$16,438
Capital expenditures	$20	$87	$19	$126
NOTE 10—SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at August 1, 2015, August 2, 2014 and January 31, 2015 consisted of the following:

millions	August 1, 2015	August 2, 2014	January 31, 2015
Unearned revenues	$716	$836	$739
Self-insurance reserves	605	691	611
Other	509	480	499
Total	$1,830	$2,007	$1,849
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
In May and June of 2015, four shareholder lawsuits were filed in the Delaware Chancery Court, which have since been consolidated into a single action. We expect a consolidated complaint to be filed, and until that time, we are not able to provide a description or assessment of such a complaint or potential proceedings related to it. However, the current individual complaints name Holdings, the members of our Board of Directors, ESL Investments, Inc., Seritage, our CEO and, in some cases, another large shareholder of Holdings, alleging, among other things, breaches of fiduciary duties in connection with the recent Seritage transaction. Among other forms of relief, the plaintiffs are currently seeking damages in unspecified amounts and equitable relief related to the Seritage transaction. The Company believes that the Seritage transaction has provided substantial benefits to Holdings and its shareholders and believes further that the plaintiffs' claims are legally without merit. Holdings intends to contest these lawsuits vigorously.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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

Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standards update which replaces the current revenue recognition standards. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard was initially released as effective for fiscal years beginning after December 15, 2016, however, the FASB has decided to defer the effective date of this accounting standard update for one year. The update may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption. The Company is evaluating the effect of adopting this new standard.

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 13—RELATED PARTY DISCLOSURE
Investment of Surplus Cash
Our Board has delegated authority to direct investment of our surplus cash to Mr. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf, other than Mr. Lampert's compensation as our Chief Executive Officer. ESL owned approximately 48% of our outstanding common stock at August 1, 2015.
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
Unsecured Commercial Paper
During the first half of 2015 and 2014, ESL and its affiliates held unsecured commercial paper issued by SRAC, an indirect wholly owned subsidiary of Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate, and principal amount outstanding for this commercial paper was 32.0 days, 4.55% and $18 million and 30.7 days, 2.78% and $25 million, respectively, in the first half of 2015 and 2014. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2015 was $100 million and $0.4 million of interest was paid by SRAC to ESL during the first half of 2015. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
Secured Short-Term Loan
In September 2014, the Company, through Sears, Sears Development Co., and Kmart Corporation ("Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into a $400 million secured short-term loan (the "Loan") with JPP II, LLC and JPP, LLC (together, the "Lender"), entities affiliated with ESL. The Loan was originally scheduled to mature on December 31, 2014. As permitted by the Loan agreement, the Company paid an extension fee equal to 0.5% of the principal amount to extend the maturity date of the loan to February 28, 2015. The Loan had an annual base interest rate of 5%. The Loan was guaranteed by the Company and was secured by a first priority lien on certain real properties owned by the Borrowers.
During 2014, the Borrowers paid an upfront fee of $7 million, an extension fee of $2 million and interest of $5.6 million to the Lender. On February 25, 2015, we entered into an agreement effective February 28, 2015, to amend and extend the $400 million secured short-term loan. Under the terms of the amendment, we repaid $200 million of the $400 million on March 2, 2015 and the remaining $200 million on June 1, 2015. At January 31, 2015, the outstanding balance of the Loan was $400 million. During the 13- and 26- weeks ended August 1, 2015, the Borrowers paid interest of $0.9 million, and $5.9 million, respectively, to the Lender. See Note 2 for additional information regarding the Loan.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Senior Secured Notes and Subsidiary Notes
At each of August 1, 2015, August 2, 2014 and January 31, 2015, Mr. Lampert and ESL held an aggregate of $205 million of principal amount of the Company's 6 5/8% Senior Secured Notes due 2018. At each of August 1, 2015, August 2, 2014 and January 31, 2015, Mr. Lampert and ESL held an aggregate of $3 million of principal amount of unsecured notes issued by SRAC (the "Subsidiary Notes").
Senior Unsecured Notes and Warrants
At August 1, 2015 and January 31, 2015, Mr. Lampert and ESL held an aggregate of $299 million of principal amount of the Company's Senior Unsecured Notes, and 10,530,633 warrants to purchase shares of Holdings common stock.
Sears Canada
ESL owns approximately 48% of the outstanding common shares of Sears Canada (based on publicly available information as of April 7, 2015).
Lands' End
ESL owns approximately 47% of the outstanding common stock of Lands' End (based on publicly available information as of July 6, 2015). Holdings and certain of its subsidiaries entered into a transition services agreement in connection with the spin-off pursuant to which Lands' End and Holdings will provide to each other, on an interim, transitional basis, various services, which may include, but are not limited to, tax services, logistics services, auditing and compliance services, inventory management services, information technology services and continued participation in certain contracts shared with Holdings and its subsidiaries, as well as agreements related to Lands' End Shops at Sears and participation in the Shop Your Way® program.
Amounts due to or from Lands' End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands' End on at least a monthly basis. At August 1, 2015, August 2, 2014 and January 31, 2015, Holdings reported a net amount receivable from Lands' End of $4 million, $3 million and $5 million, respectively, in the Accounts receivable line of the Condensed Consolidated Balance Sheet. Amounts related to revenue from retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way® program and corporate shared services were $18 million for both the 13-week periods ended August 1, 2015 and August 2, 2014, and $34 million and $24 million, respectively, for the 26-week periods ended August 1, 2015 and August 2, 2014. The amounts Lands' End earned related to call center services and commissions were $2 million and $3 million, respectively, for the 13-week periods ended August 1, 2015 and August 2, 2014, and $4 million for both the 26-week periods ended August 1, 2015 and August 2, 2014.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

•	SHO receives commissions from the Company for the sale of merchandise made through www.sears.com, extended service agreements, delivery and handling services and credit revenues.

•	The Company provides SHO with shared corporate services. These services include accounting and finance, human resources, information technology and real estate.
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At August 1, 2015, August 2, 2014 and January 31, 2015, Holdings reported a net amount receivable from SHO of $95 million, $84 million and $61 million, respectively, in the Accounts receivable line of the Condensed Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $399 million and $441 million, respectively, for the 13- week periods ended August 1, 2015 and August 2, 2014, and $781 million and $854 million, respectively, for the 26- week periods ended August 1, 2015 and August 2, 2014. The net amounts SHO earned related to commissions were $25 million and $27 million, respectively, for the 13- week periods ended August 1, 2015 and August 2, 2014, and $49 million and $55 million, respectively, for the 26- week periods ended August 1, 2015 and August 2, 2014. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for further information related to these guarantees.
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
Seritage
ESL owns approximately 9.8% of the total voting power of Seritage, and approximately 43.5% of the limited partnership units of Seritage Growth Properties, L.P. (the “Operating Partnership”), the entity that now owns the properties sold by the Company in the Seritage transaction and through which Seritage conducts its operations (based on publicly available information as of August 14, 2015). Mr. Lampert is also currently the Chairman of the Board of Trustees of Seritage.
In connection with the Seritage transaction as described in Note 5, Holdings entered into a master lease agreement with Seritage. The initial amount of aggregate annual base rent under the master lease is $134 million for the REIT properties, with increases of 2% per year beginning in the second lease year. At August 1, 2015, Holdings reported prepaid rent of $11 million in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Holdings recorded rent expense and installment expenses of $5 million and $5 million, respectively, in Cost of sales, buying and occupancy for the 13- and 26- week periods ended August 1, 2015. Rent expense consists of straight-line rent expense of $10 million offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $5 million.
Holdings and Seritage entered into a transition services agreement pursuant to which Holdings will provide certain limited services to Seritage for up to 18 months. The services include specified facilities management, accounting, treasury, tax, information technology, risk management, human resources, and related support services. Under the terms of the transition services agreement, the scope and level of the facilities management services will be substantially consistent with the scope and level of the services provided in connection with the operation of the transferred properties held by Holdings prior to the closing of the Seritage transaction. Amounts due from Seritage are non-interest bearing and generally settled on a net basis. Holdings invoices Seritage on at least a monthly basis. Amounts related to the transition services agreement were not material for the 13- week or 26- week period ended August 1, 2015.
NOTE 14—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At August 1, 2015, the principal amount outstanding of the Company's 6 5/8% Senior Secured Notes due 2018 was $1.24 billion. The Senior Secured Notes were issued in 2010 by Sears Holdings Corporation ("Parent"). The Senior Secured Notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

notes, as well as by SRAC (the "guarantor subsidiaries"). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at August 1, 2015, August 2, 2014 and January 31, 2015, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Income (Loss) for the 13- and 26- week periods ended August 1, 2015 and August 2, 2014, and the Condensed Consolidating Statements of Cash flows for the 13- and 26- week periods ended August 1, 2015 and August 2, 2014 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. Merchandise sales and services included revenues of approximately $185 million from the Lands' End domestic business for the 26-week period ended August 2, 2014. Net loss attributable to Holdings' shareholders included net income of approximately $5 million from the Lands' End domestic business for the 26-week period ended August 2, 2014. The financial information for the domestic portion of Lands' End business is reflected within the guarantor subsidiaries balances for this period, while the international portion is reflected within the non-guarantor subsidiaries balances for this period.
On October 16, 2014, we de-consolidated Sears Canada pursuant to a rights offering transaction. The following condensed consolidated financial statements had total assets and liabilities of approximately $2.0 billion and $1.2 billion, respectively, at August 2, 2014 attributable to Sears Canada. Merchandise sales and services included revenues of approximately $780 million and $1.5 billion, respectively, for the 13- and 26- week periods ended August 2, 2014. Net loss attributable to Holdings' shareholders included net loss of approximately $9 million and $51 million, respectively, for the 13- and 26- week periods ended August 2, 2014. The financial information for Sears Canada is reflected within the non-guarantor subsidiaries balances for these periods.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

 Condensed Consolidating Balance Sheet
August 1, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$1,779	$40	$—	$1,819
Intercompany receivables	—	—	27,040	(27,040)	—
Accounts receivable	10	415	35	—	460
Merchandise inventories	—	5,028	—	—	5,028
Prepaid expenses and other current assets	39	796	271	(836)	270
Total current assets	49	8,018	27,386	(27,876)	7,577
Total property and equipment, net	—	1,902	830	—	2,732
Goodwill and intangible assets	—	271	2,089	—	2,360
Other assets	11	754	2,255	(2,503)	517
Investment in subsidiaries	11,690	25,575	—	(37,265)	—
TOTAL ASSETS	$11,750	$36,520	$32,560	$(67,644)	$13,186
Current liabilities
Short-term borrowings	$—	$6	$—	$—	$6
Current portion of long-term debt and capitalized lease obligations	—	68	2	—	70
Merchandise payables	—	1,704	—	—	1,704
Intercompany payables	11,057	15,983	—	(27,040)	—
Short-term deferred tax liabilities	3	477	—	(8)	472
Other current liabilities	40	2,359	1,662	(828)	3,233
Total current liabilities	11,100	20,597	1,664	(27,876)	5,485
Long-term debt and capitalized lease obligations	1,606	3,252	39	(1,829)	3,068
Pension and postretirement benefits	—	2,253	5	—	2,258
Deferred gain on sale-leaseback	—	798	—	—	798
Sale-leaseback financing obligation	—	164	—	—	164
Long-term deferred tax liabilities	56	—	966	(533)	489
Other long-term liabilities	—	874	1,194	(238)	1,830
Total Liabilities	12,762	27,938	3,868	(30,476)	14,092
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(1,012)	8,582	28,692	(37,174)	(912)
Noncontrolling interest	—	—	—	6	6
Total Equity (Deficit)	(1,012)	8,582	28,692	(37,168)	(906)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$11,750	$36,520	$32,560	$(67,644)	$13,186

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
August 2, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$565	$264	$—	$829
Intercompany receivables	—	—	26,369	(26,369)	—
Accounts receivable	—	397	119	—	516
Merchandise inventories	—	5,783	600	—	6,383
Prepaid expenses and other current assets	43	971	451	(1,036)	429
Total current assets	43	7,716	27,803	(27,405)	8,157
Total property and equipment, net	—	3,680	1,411	—	5,091
Goodwill and intangible assets	—	288	2,283	—	2,571
Other assets	12	427	2,742	(2,562)	619
Investment in subsidiaries	13,638	25,474	—	(39,112)	—
TOTAL ASSETS	$13,693	$37,585	$34,239	$(69,079)	$16,438
Current liabilities
Short-term borrowings	$—	$1,404	$—	$—	$1,404
Current portion of long-term debt and capitalized lease obligations	—	72	13	—	85
Merchandise payables	—	2,239	267	—	2,506
Intercompany payables	12,112	14,257	—	(26,369)	—
Short-term deferred tax liabilities	2	504	—	(22)	484
Other current liabilities	25	2,362	2,325	(1,013)	3,699
Total current liabilities	12,139	20,838	2,605	(27,404)	8,178
Long-term debt and capitalized lease obligations	1,238	3,805	70	(2,298)	2,815
Pension and postretirement benefits	—	1,480	241	—	1,721
Long-term deferred tax liabilities	—	—	1,006	(208)	798
Other long-term liabilities	—	794	1,466	(253)	2,007
Total Liabilities	13,377	26,917	5,388	(30,163)	15,519
EQUITY
Shareholder's equity	316	10,668	28,851	(39,323)	512
Noncontrolling interest	—	—	—	407	407
Total Equity	316	10,668	28,851	(38,916)	919
TOTAL LIABILITIES AND EQUITY	$13,693	$37,585	$34,239	$(69,079)	$16,438

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
January 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$219	$31	$—	$250
Intercompany receivables	—	—	26,291	(26,291)	—
Accounts receivable	—	390	39	—	429
Merchandise inventories	—	4,943	—	—	4,943
Prepaid expenses and other current assets	38	797	274	(868)	241
Total current assets	38	6,349	26,635	(27,159)	5,863
Total property and equipment, net	—	3,524	925	—	4,449
Goodwill and intangible assets	—	277	2,089	—	2,366
Other assets	13	494	2,763	(2,739)	531
Investment in subsidiaries	11,700	25,350	—	(37,050)	—
TOTAL ASSETS	$11,751	$35,994	$32,412	$(66,948)	$13,209
Current liabilities
Short-term borrowings	$—	$615	$—	$—	$615
Current portion of long-term debt and capitalized lease obligations	—	72	3	—	75
Merchandise payables	—	1,621	—	—	1,621
Intercompany payables	11,103	15,188	—	(26,291)	—
Short-term deferred tax liabilities	3	485	—	(8)	480
Other current liabilities	34	2,395	1,716	(860)	3,285
Total current liabilities	11,140	20,376	1,719	(27,159)	6,076
Long-term debt and capitalized lease obligations	1,590	3,736	40	(2,256)	3,110
Pension and postretirement benefits	—	2,400	4	—	2,404
Long-term deferred tax liabilities	56	—	981	(322)	715
Other long-term liabilities	—	889	1,205	(245)	1,849
Total Liabilities	12,786	27,401	3,949	(29,982)	14,154
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(1,035)	8,593	28,463	(36,972)	(951)
Noncontrolling interest	—	—	—	6	6
Total Equity (Deficit)	(1,035)	8,593	28,463	(36,966)	(945)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$11,751	$35,994	$32,412	$(66,948)	$13,209

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended August 1, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$6,271	$693	$(753)	$6,211
Cost of sales, buying and occupancy	—	4,894	280	(398)	4,776
Selling and administrative	1	1,826	222	(355)	1,694
Depreciation and amortization	—	97	17	—	114
Impairment charges	—	54	—	—	54
Gain on sales of assets	—	(519)	(7)	—	(526)
Total costs and expenses	1	6,352	512	(753)	6,112
Operating income (loss)	(1)	(81)	181	—	99
Interest expense	(72)	(117)	(21)	125	(85)
Interest and investment income (loss)	(11)	11	99	(125)	(26)
Other loss	—	—	(1)	—	(1)
Income (loss) before income taxes	(84)	(187)	258	—	(13)
Income tax (expense) benefit	—	266	(45)	—	221
Equity in earnings in subsidiaries	292	108	—	(400)	—
NET INCOME ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$208	$187	$213	$(400)	$208

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended August 2, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$7,315	$1,530	$(832)	$8,013
Cost of sales, buying and occupancy	—	5,793	903	(425)	6,271
Selling and administrative	1	2,079	445	(407)	2,118
Depreciation and amortization	—	115	37	—	152
Impairment charges	—	5	15	—	20
Gain on sales of assets	—	(34)	—	—	(34)
Total costs and expenses	1	7,958	1,400	(832)	8,527
Operating income (loss)	(1)	(643)	130	—	(514)
Interest expense	(53)	(111)	(52)	144	(72)
Interest and investment income	—	9	167	(144)	32
Other income	—	—	5	—	5
Income (loss) before income taxes	(54)	(745)	250	—	(549)
Income tax (expense) benefit	—	1	(33)	—	(32)
Equity (deficit) in earnings in subsidiaries	(527)	125	—	402	—
Net income (loss)	(581)	(619)	217	402	(581)
Loss attributable to noncontrolling interests	—	—	—	8	8
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(581)	$(619)	$217	$410	$(573)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 26 Weeks Ended August 1, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$12,188	$1,435	$(1,530)	$12,093
Cost of sales, buying and occupancy	—	9,381	547	(788)	9,140
Selling and administrative	1	3,620	496	(742)	3,375
Depreciation and amortization	—	200	36	—	236
Impairment charges	—	54	—		54
Gain on sales of assets	—	(625)	(8)	—	(633)
Total costs and expenses	1	12,630	1,071	(1,530)	12,172
Operating income (loss)	(1)	(442)	364	—	(79)
Interest expense	(144)	(238)	(42)	249	(175)
Interest and investment income (loss)	(11)	20	196	(249)	(44)
Income (loss) before income taxes	(156)	(660)	518	—	(298)
Income tax (expense) benefit	—	299	(96)	—	203
Equity in earnings in subsidiaries	61	204	—	(265)	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(95)	$(157)	$422	$(265)	$(95)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 26 Weeks Ended August 2, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$14,516	$3,052	$(1,676)	$15,892
Cost of sales, buying and occupancy	—	11,407	1,760	(845)	12,322
Selling and administrative	1	4,070	967	(831)	4,207
Depreciation and amortization	—	231	76	—	307
Impairment charges	—	10	15	—	25
Gain on sales of assets	—	(67)	(13)	—	(80)
Total costs and expenses	1	15,651	2,805	(1,676)	16,781
Operating income (loss)	(1)	(1,135)	247	—	(889)
Interest expense	(104)	(221)	(47)	229	(143)
Interest and investment income	—	18	247	(229)	36
Other income	—	—	2	—	2
Income (loss) before income taxes	(105)	(1,338)	449	—	(994)
Income tax (expense) benefit	—	47	(76)	—	(29)
Equity (deficit) in earnings in subsidiaries	(918)	174	—	744	—
Net income (loss)	(1,023)	(1,117)	373	744	(1,023)
Loss attributable to noncontrolling interests	—	—	—	48	48
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(1,023)	$(1,117)	$373	$792	$(975)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended August 1, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$208	$187	$213	$(400)	$208
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	66	—	—	66
Unrealized net gain, net of tax	—	—	3	(3)	—
Total other comprehensive income	—	66	3	(3)	66
Comprehensive income attributable to Holdings' shareholders	$208	$253	$216	$(403)	$274

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended August 2, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(581)	$(619)	$217	$402	$(581)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	29	6	—	35
Deferred loss on derivatives, net of tax	(1)	—	—	—	(1)
Currency translation adjustments, net of tax	(1)	—	4	—	3
Unrealized net gain, net of tax	—	—	161	(161)	—
Total other comprehensive income (loss)	(2)	29	171	(161)	37
Comprehensive income (loss)	(583)	(590)	388	241	(544)
Comprehensive loss attributable to noncontrolling interests	—	—	—	3	3
Comprehensive income (loss) attributable to Holdings' shareholders	$(583)	$(590)	$388	$244	$(541)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 26 Weeks Ended August 1, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(95)	$(157)	$422	$(265)	$(95)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	131	—	—	131
Unrealized net loss, net of tax	—	—	(16)	16	—
Total other comprehensive income (loss)	—	131	(16)	16	131
Comprehensive income (loss) attributable to Holdings' shareholders	$(95)	$(26)	$406	$(249)	$36

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 26 Weeks Ended August 2, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,023)	$(1,117)	$373	$744	$(1,023)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	57	8	—	65
Deferred loss on derivatives, net of tax	(2)	—	—	—	(2)
Currency translation adjustments, net of tax	—	—	14	—	14
Unrealized net gain, net of tax	—	—	112	(112)	—
Total other comprehensive income (loss)	(2)	57	134	(112)	77
Comprehensive income (loss)	(1,025)	(1,060)	507	632	(946)
Comprehensive loss attributable to noncontrolling interests	—	—	—	37	37
Comprehensive income (loss) attributable to Holdings' shareholders	$(1,025)	$(1,060)	$507	$669	$(909)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended August 1, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$186	$(1,346)	$519	$(191)	$(832)
Proceeds from sales of property and investments	—	2,673	5	—	2,678
Purchases of property and equipment	—	(82)	(4)	—	(86)
Net investing with Affiliates	(186)	—	(318)	504	—
Net cash provided by (used in) investing activities	(186)	2,591	(317)	504	2,592
Repayments of long-term debt	—	(441)	(2)	—	(443)
Increase in short-term borrowings, primarily 90 days or less	—	(209)	—	—	(209)
Proceeds from sale-leaseback financing	—	508	—	—	508
Debt issuance costs	—	(47)	—	—	(47)
Intercompany dividend	—	—	(191)	191	—
Net borrowing with Affiliates	—	504	—	(504)	—
Net cash provided by (used in) financing activities	—	315	(193)	(313)	(191)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	1,560	9	—	1,569
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	219	31	—	250
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,779	$40	$—	$1,819

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended August 2, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$92	$(1,029)	$290	$(100)	$(747)
Proceeds from sales of property and investments	—	133	31	—	164
Purchases of property and equipment	—	(107)	(19)	—	(126)
Net investing with Affiliates	(92)	—	(429)	521	—
Net cash provided by (used in) investing activities	(92)	26	(417)	521	38
Repayments of long-term debt	—	(35)	(7)	—	(42)
Decrease in short-term borrowings, primarily 90 days or less	—	72	—	—	72
Lands' End, Inc. pre-separation funding	—	515	—	—	515
Separation of Lands' End, Inc.	—	(31)	—	—	(31)
Debt issuance costs	—	(11)	—	—	(11)
Intercompany dividend	—	—	(100)	100	—
Net borrowing with Affiliates	—	521	—	(521)	—
Net cash provided by (used in) financing activities	—	1,031	(107)	(421)	503
Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	28	(227)	—	(199)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	537	491	—	1,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$565	$264	$—	$829

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2015.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of stores with 1,702 full-line and specialty retail stores in the United States, operating through Kmart and Sears. Further, we operate a number of websites under the Sears.com and Kmart.com banners which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way® connects all of the ways members shop - in store, at home, online and by phone.
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
Sale-leaseback Transaction with Seritage Growth Properties and Joint Ventures
On July 7, 2015, Holdings completed its rights offering and sale-leaseback transaction (the "Seritage transaction") with Seritage Growth Properties ("Seritage"), a recently formed, independent publicly traded real estate investment trust ("REIT"). As part of the Seritage transaction, Holdings sold 235 properties to Seritage (the "REIT properties") along with Holdings' 50% interest in three distinct real estate joint ventures (collectively, the "JVs") entered into during the first quarter of 2015 with General Growth Properties, Inc., Simon Property Group, Inc. and The Macerich Company. Holdings contributed 31 properties to the JVs where Holdings currently operates stores (the "JV properties"), in exchange for a 50% interest in the JVs and $429 million in cash ($426 million, net of closing costs) (the "JV transactions"). Holdings received aggregate gross proceeds from the transaction with Seritage of $2.7 billion ($2.6 billion, net of closing costs).
In connection with the Seritage transaction and JV transactions, Holdings has entered into agreements with Seritage and the JVs under which Holdings leases 255 of the properties (the "Master Leases"), with the remaining properties being leased by Seritage to third parties. The Master Leases generally are triple net leases with respect to the space occupied by Holdings, and Holdings has the obligation to pay rent, costs and expenses of operation, repair, and maintenance of the space occupied. The Master Leases have an initial term of ten years. The master lease for the REIT properties provides Holdings three options for five-year renewals of the term and a final option for a four-year renewal. The Master Leases for the JV properties provide Holdings two options for five-year renewals of the term. Pursuant to the Master Leases, Seritage and the JVs have the right to recapture space from Holdings, allowing them to reconfigure and rent the recaptured space to third-party tenants over time. In addition, Holdings has certain rights to terminate the Master Leases with respect to properties that cease to be profitable for operation by Holdings.
Also, in connection with the Seritage transaction and JV transactions, Holdings assigned its lease agreements with third party tenants at REIT properties and JV properties to Seritage and each of the JVs, respectively, and also assigned rental income from Lands' End at REIT properties and JV properties to Seritage and each of the JVs, respectively.
The initial amount of aggregate base rent under the Master Leases is $134 million for the REIT properties and $42 million for the JV properties, with increases of 2% per year beginning in the second lease year for the REIT properties and in the fourth lease year for the JV properties.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

We accounted for the Seritage transaction and JV transactions in accordance with accounting standards applicable to real estate sales and sale-leaseback transactions. We determined that the Seritage transaction qualifies for sales recognition and sale-leaseback accounting. Because of our initial ownership interest in the JVs and continuing involvement in the properties, we determined that the JV transactions, which occurred in the first quarter of 2015, did not initially qualify for sale-leaseback accounting and, therefore, accounted for the JV transactions as financing transactions and, accordingly, recorded a sale-leaseback financing obligation of $426 million and continued to report the real property assets on our Condensed Consolidated Balance Sheets at May 2, 2015. Upon the sale of our 50% interest in the JVs to Seritage, the continuing involvement through an ownership interest in the buyer-lessor no longer exists, and Holdings determined that the JV transactions then qualified for sales recognition and sale-leaseback accounting, with the exception of four properties for which we still have continuing involvement as a result of an obligation to redevelop the stores for a third-party tenant and pay rent on behalf of the third-party tenant until it commences rent payments to the JVs.
With the exception of the four properties that have continuing involvement, in accordance with accounting standards related to sale-leaseback transactions, Holdings recognized any loss on sale immediately, any gain on sale in excess of the present value of minimum lease payments immediately, and any remaining gain was deferred and will be recognized in proportion to the related rent expense over the lease term. Holdings received aggregate net proceeds of $3.1 billion for the sale-leaseback transaction and JV transactions. The carrying amount of Property and equipment, net and lease balances related to third-party leases that were assigned to Seritage and the JVs was $1.5 billion at July 7, 2015, of which $1.3 billion was recorded in our Sears Domestic segment and $175 million in our Kmart segment. Accordingly, Holdings recognized an immediate net gain of $508 million within Gain on sales of assets on the Condensed Consolidated Statement of Operations for the 13- and 26- weeks ended August 1, 2015, comprised of a gain of $625 million for the amount of gain on sale in excess of the present value of minimum lease payments, offset by a loss of $117 million for properties where the fair value was less than the carrying value and the write-off of lease balances related to third-party leases that were assigned to Seritage and the JVs. The remaining gain of $894 million was deferred and will be recognized in proportion to the related rent expense over the lease term.
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

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
CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
REVENUES
Merchandise sales and services	$6,211	$8,013	$12,093	$15,892
COSTS AND EXPENSES
Cost of sales, buying and occupancy	4,776	6,271	9,140	12,322
Gross margin dollars	1,435	1,742	2,953	3,570
Gross margin rate	23.1%	21.7%	24.4%	22.5%
Selling and administrative	1,694	2,118	3,375	4,207
Selling and administrative expense as a percentage of total revenues	27.3%	26.4%	27.9%	26.5%
Depreciation and amortization	114	152	236	307
Impairment charges	54	20	54	25
Gain on sales of assets	(526)	(34)	(633)	(80)
Total costs and expenses	6,112	8,527	12,172	16,781
Operating income (loss)	99	(514)	(79)	(889)
Interest expense	(85)	(72)	(175)	(143)
Interest and investment income (loss)	(26)	32	(44)	36
Other income (loss)	(1)	5	—	2
Loss before income taxes	(13)	(549)	(298)	(994)
Income tax (expense) benefit	221	(32)	203	(29)
Net income (loss)	208	(581)	(95)	(1,023)
Loss attributable to noncontrolling interests	—	8	—	48
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$208	$(573)	$(95)	$(975)
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic earnings (loss) per share	$1.95	$(5.39)	$(0.89)	$(9.17)
Diluted earnings (loss) per share	$1.84	$(5.39)	$(0.89)	$(9.17)
Basic weighted average common shares outstanding	106.5	106.3	106.5	106.3
Diluted weighted average common shares outstanding	113.3	106.3	106.5	106.3

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Domestic comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a negative impact of approximately 40 basis points and 60 basis points, respectively, for the 13- and 26- week periods ended August 1, 2015, and a benefit of approximately 160 basis points and 180 basis points, respectively, for the 13- and 26- week periods ended August 2, 2014. In addition, domestic comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a benefit of approximately 20 basis points and 30 basis points, respectively, for the 13- and 26- week periods ended August 1, 2015, and a negative impact of approximately 30 basis points for both the 13- and 26- week periods ended August 2, 2014.
Net Income (Loss) Attributable to Holdings' Shareholders, Adjusted EBITDA and Adjusted Earnings (Loss) per Share
We recorded net income attributable to Holdings' shareholders for the second quarter of 2015 of $208 million, or $1.84 earnings per diluted share, compared to a net loss of $573 million, or $5.39 loss per diluted share, for the second quarter of 2014. We recorded a net loss attributable to Holdings' shareholders of $95 million, or $0.89 loss per diluted share, and $975 million, or $9.17 loss per diluted share, for the first half of 2015 and 2014, respectively.
In addition to our net income (loss) determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") measurement as well as Adjusted Earnings per Share ("Adjusted EPS").
Adjusted EBITDA is computed as net income (loss) attributable to Sears Holdings Corporation appearing on the Condensed Consolidated Statements of Operations excluding loss attributable to noncontrolling interests, income tax (expense) benefit, interest expense, interest and investment income (loss), other income (loss), depreciation and amortization and gain on sales of assets. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
While Adjusted EBITDA, Domestic Adjusted EBITDA and Domestic Adjusted EBITDA excluding Seritage/JV rent are non-GAAP measurements, management believes that they are an important indicator of operating performance and useful to investors because:

•	EBITDA excludes the effects of financings and investing activities by eliminating the effects of interest and depreciation costs;

•	Management considers gains/(losses) on the sale of assets to result from investing decisions rather than ongoing operations; and

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results. Adjustments to EBITDA include impairment charges related to fixed assets and intangible assets, closed store and severance charges, domestic pension expense, one-time credits from vendors, expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses, amortization of deferred Seritage gain, the Lands' End separation and the Sears Canada de-consolidation. We have adjusted our results for these items to make our statements more comparable and therefore more useful to investors as the items are not representative of our ongoing operations and reflect past investment decisions.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Adjusted EBITDA was determined as follows:

	13 Weeks Ended		26 Weeks Ended
millions	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income (loss) attributable to Holdings per statement of operations	$208	$(573)	$(95)	$(975)
Loss attributable to noncontrolling interests	—	(8)	—	(48)
Income tax expense (benefit)	(221)	32	(203)	29
Interest expense	85	72	175	143
Interest and investment (income) loss	26	(32)	44	(36)
Other (income) loss	1	(5)	—	(2)
Operating income (loss)	99	(514)	(79)	(889)
Depreciation and amortization	114	152	236	307
Gain on sales of assets	(526)	(34)	(633)	(80)
Before excluded items	(313)	(396)	(476)	(662)

Closed store reserve and severance	(2)	40	37	68
Domestic pension expense	57	23	114	45
Other(1)	(15)	—	(89)	—
Amortization of deferred Seritage gain	(7)	—	(7)	—
Impairment charges	54	20	54	25
Adjusted EBITDA	(226)	(313)	(367)	(524)

Lands' End separation	—	—	—	(10)
Adjusted EBITDA as defined(2)	$(226)	$(313)	$(367)	$(534)

Sears Canada segment	—	15	—	58
Domestic Adjusted EBITDA as defined(2)	$(226)	$(298)	$(367)	$(476)

Seritage/JV rent	26	—	26	—
Domestic Adjusted EBITDA as defined(2) excluding Seritage/JV rent	$(200)	$(298)	$(341)	$(476)
(1) Consists of one-time credits from vendors, expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.
(2) Adjusted to reflect the results of the Lands' End business that were included in our results of operations prior to the separation.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	August 1, 2015			August 2, 2014
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating income (loss) per statement of operations	$37	$62	$99	$(142)	$(318)	$(54)	$(514)
Depreciation and amortization	19	95	114	24	110	18	152
Gain on sales of assets	(143)	(383)	(526)	(31)	(3)	—	(34)
Before excluded items	(87)	(226)	(313)	(149)	(211)	(36)	(396)

Closed store reserve and severance	5	(7)	(2)	27	7	6	40
Domestic pension expense	—	57	57	—	23	—	23
Other(1)	—	(15)	(15)	—	—	—	—
Amortization of deferred Seritage gain	(1)	(6)	(7)	—	—	—	—
Impairment charges	2	52	54	2	3	15	20
Adjusted EBITDA	$(81)	$(145)	$(226)	$(120)	$(178)	$(15)	$(313)
% to revenues	(3.3)%	(3.9)%	(3.6)%	(4.1)%	(4.1)%	(1.9)%	(3.9)%

	26 Weeks Ended
	August 1, 2015			August 2, 2014
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating loss per statement of operations	$(70)	$(9)	$(79)	$(240)	$(514)	$(135)	$(889)
Depreciation and amortization	39	197	236	47	224	36	307
(Gain) loss on sales of assets	(161)	(472)	(633)	(52)	(29)	1	(80)
Before excluded items	(192)	(284)	(476)	(245)	(319)	(98)	(662)

Closed store reserve and severance	41	(4)	37	36	7	25	68
Domestic pension expense	—	114	114	—	45	—	45
Other(1)	8	(97)	(89)	—	—	—	—
Amortization of deferred Seritage gain	(1)	(6)	(7)	—	—	—	—
Impairment charges	2	52	54	2	8	15	25
Adjusted EBITDA	(142)	(225)	(367)	(207)	(259)	(58)	(524)

Lands' End separation	—	—	—	—	(10)	—	(10)
Adjusted EBITDA as defined(2)	$(142)	$(225)	$(367)	$(207)	$(269)	$(58)	$(534)
% to revenues(3)	(2.9)%	(3.1)%	(3.0)%	(3.6)%	(3.2)%	(3.9)%	(3.4)%
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

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

	13 Weeks Ended		26 Weeks Ended
millions	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Components of net periodic expense:
Interest cost	$53	$56	$105	$111
Expected return on plan assets	(63)	(61)	(125)	(123)
Amortization of experience losses	67	28	134	57
Net periodic expense	$57	$23	$114	$45
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

•	Lands' End separation – The results of the Lands' End business that were included in our results of operations prior to the separation.
In addition, Domestic Adjusted EBITDA, excluding Seritage/JV rent, reflects the impact of the additional rent expense as a result of the Seritage and joint venture transactions. The terms of our leases with Seritage and the joint venture partners provide us with the ability to accelerate the transformation of our physical stores. We expect that our cash rent obligations will decrease significantly as space in these stores is recaptured.
The following tables set forth results of operations on a GAAP and "As Adjusted" basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the second quarter and first half of 2015 and 2014.

	13 Weeks Ended August 1, 2015
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Domestic Closed Store Reserve, Store Impairments and Severance	Domestic Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Domestic Tax Matters	As Adjusted
Gross margin impact	$1,435	$—	$5	$—	$—	$(7)	$(33)	$—	$1,400
Selling and administrative impact	1,694	(57)	7	—	—	—	(18)	—	1,626
Depreciation and amortization impact	114	—	(2)	—	—	—	—	—	112
Impairment charges impact	54	—	(54)	—	—	—	—	—	—
Gain on sales of assets impact	(526)	—	—	508	—	—	—	—	(18)
Operating income impact	99	57	54	(508)	—	(7)	(15)	—	(320)
Interest and investment loss impact	(26)	—	—	—	23	—	—	—	(3)
Income tax benefit impact	221	(21)	(20)	190	(9)	2	6	(216)	153
After tax and noncontrolling interests impact	208	36	34	(318)	14	(5)	(9)	(216)	(256)
Diluted earnings per share impact	$1.84	$0.32	$0.30	$(2.81)	$0.12	$(0.04)	$(0.08)	$(1.91)	$(2.40)

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

	13 Weeks Ended August 2, 2014
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Domestic Closed Store Reserve, Store Impairments and Severance	Domestic Gain on Sales of Assets	Domestic Tax Matters	Sears Canada Segment	As Adjusted(2)
Gross margin impact	$1,742	$—	$10	$—	$—	$(184)	$1,568
Selling and administrative impact	2,118	(23)	(24)	—	—	(205)	1,866
Depreciation and amortization impact	152	—	(1)	—	—	(18)	133
Impairment charges impact	20	—	(5)	—	—	(15)	—
Gain on sales of assets impact	(34)	—	—	10	—	—	(24)
Operating loss impact	(514)	23	40	(10)	—	54	(407)
Interest expense impact	(72)	—	—	—	—	2	(70)
Interest and investment income impact	32	—	—	—	—	(24)	8
Other income impact	5	—	—	—	—	(5)	—
Income tax expense impact	(32)	(9)	(15)	4	238	(10)	176
Loss attributable to noncontrolling interests impact	8	—	—	—	—	(8)	—
After tax and noncontrolling interests impact	(573)	14	25	(6)	238	9	(293)
Diluted loss per share impact	$(5.39)	$0.13	$0.24	$(0.06)	$2.24	$0.08	$(2.76)
(1) Consists of one-time credits from vendors and transaction costs associated with strategic initiatives.
(2) Adjusted to reflect the results of the Sears Canada business that were included in our results prior to the disposition.

	26 Weeks Ended August 1, 2015
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Domestic Closed Store Reserve, Store Impairments and Severance	Domestic Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Domestic Tax Matters	As Adjusted
Gross margin impact	$2,953	$—	$11	$—	$—	$(7)	$(126)	$—	$2,831
Selling and administrative impact	3,375	(114)	(26)	—	—	—	(37)	—	3,198
Depreciation and amortization impact	236	—	(2)	—	—	—	—	—	234
Impairment charges	54	—	(54)	—	—	—	—	—	—
Gain on sales of assets impact	(633)	—	—	604	—	—	—	—	(29)
Operating loss impact	(79)	114	93	(604)	—	(7)	(89)	—	(572)
Interest and investment loss impact	(44)	—	—	—	42	—	—	—	(2)
Income tax benefit impact	203	(43)	(35)	226	(16)	2	33	(89)	281
After tax and noncontrolling interests impact	(95)	71	58	(378)	26	(5)	(56)	(89)	(468)
Diluted loss per share impact	$(0.89)	$0.67	$0.55	$(3.55)	$0.24	$(0.05)	$(0.52)	$(0.84)	$(4.39)

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

	26 Weeks Ended August 2, 2014
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Domestic Closed Store Reserve, Store Impairments and Severance	Domestic Gain on Sales of Assets	Domestic Tax Matters	Sears Canada Segment	Lands' End Separation	As Adjusted(2)
Gross margin impact	$3,570	$—	$17	$—	$—	$(348)	$(87)	$3,152
Selling and administrative impact	4,207	(45)	(26)	—	—	(431)	(77)	3,628
Depreciation and amortization impact	307	—	(1)	—	—	(36)	(3)	267
Impairment charges impact	25	—	(10)	—	—	(15)	—	—
Gain on sales of assets impact	(80)	—	—	23	—	(1)	—	(58)
Operating loss impact	(889)	45	54	(23)	—	135	(7)	(685)
Interest expense impact	(143)	—	—	—	—	4	—	(139)
Interest and investment income impact	36	—	—	—	—	(26)	—	10
Other income impact	2	—	—	—	—	(2)	—	—
Income tax expense impact	(29)	(17)	(20)	9	371	(12)	3	305
Loss attributable to noncontrolling interest impact	48	—	—	—	—	(48)	—	—
After tax and noncontrolling interest impact	(975)	28	34	(14)	371	51	(4)	(509)
Diluted loss per share impact	$(9.17)	$0.26	$0.32	$(0.13)	$3.49	$0.48	$(0.04)	$(4.79)

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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

13-week period ended August 1, 2015 compared to the 13-week period ended August 2, 2014
Revenues and Comparable Store Sales
Revenues decreased $1.8 billion to $6.2 billion for the quarter ended August 1, 2015, as compared to revenues of $8.0 billion for the quarter ended August 2, 2014, with a significant portion of the decline related to actions taken by the Company in 2014 to streamline our operations and focus on our transformation into a member-centric retailer. The decrease in revenue included a decrease of $780 million associated with Sears Canada, which was de-consolidated in October 2014, and $386 million in less revenue as a result of fewer Kmart and Sears Full-line stores. For the quarter, domestic comparable store sales declined 10.8%, which contributed to $584 million of the decline. The decline in comparable store sales was driven in part by highly targeted promotional and marketing spend to better align with member needs, and a shift away from low margin categories, such as consumer electronics.
Kmart comparable store sales declined 7.3% with increases experienced in the home appliances and toys categories, which were offset by declines in consumer electronics, grocery & household, apparel and drugstore. Excluding the impact of the consumer electronics business, which is a business we continue to alter to meet our members' needs, Kmart comparable store sales would have decreased 5.4%. Sears Domestic comparable store sales decreased 14.0%, and were also negatively impacted by consumer electronics. Excluding the impact of consumer electronics, Sears Domestic comparable store sales would have decreased 12.5%, primarily driven by decreases in home appliances, apparel, lawn & garden and Sears Auto Centers, which were partially offset by an increase in the mattresses category.
Gross Margin
Gross margin decreased $307 million to $1.4 billion in the second quarter of 2015, as compared to the prior year quarter, as the above noted decline in sales was partially offset by an improvement in gross margin rate. Gross margin for the second quarter of 2015 included one-time vendor credits of $33 million, as well as a credit of $7 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, while the second quarter of 2014 also included gross margin of $184 million from Sears Canada. Gross margin for the quarter also included charges of $5 million and $10 million in 2015 and 2014, respectively, related to store closures.
As compared to the prior year, Kmart's gross margin rate for the second quarter improved 80 basis points, with increases experienced in several categories, particularly grocery & household and consumer electronics. Sears Domestic's gross margin rate improved 210 basis points for the quarter. Excluding the impact of significant items recorded in gross margin during the quarter, which aggregated to a benefit of $38 million in 2015, Sears Domestic's gross margin rate improved 110 basis points, with the most notable increases experienced in the apparel and tools categories. The improvement in gross margin rate in both formats was primarily driven by less clearance markdowns and promotional activity.
In addition, as a result of the Seritage and JV transactions, the second quarter of 2015 includes additional rent expense of approximately $26 million.
Selling and Administrative Expenses
Selling and administrative expenses decreased $424 million in the second quarter of 2015 compared to the prior year quarter and included significant items such as expenses related to our domestic pension plan, store closings and severance of $50 million and $47 million for 2015 and 2014, respectively. In addition, the second quarter of 2015 included expense of $18 million for transaction costs associated with strategic initiatives, while the second quarter of 2014 included expenses of $205 million from Sears Canada. Excluding these items, selling and administrative expenses declined $240 million primarily due to decreases in payroll and advertising expenses.
Our selling and administrative expenses as a percentage of total revenues ("selling and administrative expense rate") was 27.3% for the second quarter of 2015, compared to 26.4% in the prior year, as the decrease in overall selling and administrative expenses was offset by the above noted decline in revenues.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Gain on Sales of Assets
We recorded total gains on sales of assets for the quarter of $526 million in 2015 and $34 million in 2014. The gains recorded in the second quarter of 2015 included gains of $508 million (comprised of a gain of $625 million and loss of $117 million) recognized in connection with the first quarter 2015 JV transactions and the transaction with Seritage. (See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.) The gains recorded during the second quarter of 2014 included a gain of $10 million related to the sale of one Kmart store for which we received $10 million cash proceeds.
Operating Income (Loss)
The Company reported operating income of $99 million in the second quarter of 2015 compared to an operating loss of $514 million in the second quarter of 2014. Operating income for the second quarter of 2015 included significant items which aggregated to operating income of $419 million. Operating loss for the second quarter of 2014 also included significant items which aggregated to operating expense of $107 million. Excluding these items, we would have reported an operating loss of $320 million and $407 million in the second quarter of 2015 and 2014, respectively. The decrease in operating loss in 2015 was primarily driven by the increase in gross margin rate and decline in selling and administrative expenses, partially offset by a decline in revenues.
Interest and Investment Income (Loss)
We recorded interest and investment loss of $26 million during the second quarter of 2015 compared to interest and investment income of $32 million during the second quarter of 2014. The second quarter of 2015 included a loss of $23 million related to our equity investment in Sears Canada, while the second quarter of 2014 included a gain of $23 million related to the sale of its 15% joint venture interest in one property Sears Canada owned with Ivanhoe Cambridge II Inc., for which Sears Canada received $30 million ($33 million Canadian) in cash proceeds.
Income Taxes
During the quarter, the Company realized a significant tax benefit on the deferred taxes related to indefinite-life assets associated with the property sold in the transaction with Seritage. As a result, our effective tax rate for the second quarter of 2015 was (1,700.0)% compared to 5.8% in the prior year quarter. Also, the application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2015 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the second quarter of 2015 was negatively impacted by foreign branch taxes, and state income taxes.
26-week period ended August 1, 2015 compared to the 26-week period ended August 2, 2014
Revenues and Comparable Store Sales
For the first half of 2015, revenues decreased $3.8 billion to $12.1 billion as compared to revenues of $15.9 billion for the first half of 2014, with a significant portion of the decline related to actions taken by the Company in 2014 to streamline our operations and focus on our transformation into a member-centric retailer. The decrease in revenue included a decrease of $1.5 billion associated with Sears Canada, which was de-consolidated in October 2014, $222 million from the separation of the Lands' End business, which occurred in the first quarter of 2014 and $888 million in less revenue as a result of fewer Kmart and Sears Full-line stores. In addition, domestic comparable store sales declined 10.8% for the first half of 2015, which contributed to $1.1 billion of the decline. The decline in comparable store sales was driven by highly targeted promotional and marketing spend to better align with member needs, and a shift away from low margin categories, such as consumer electronics, and was also impacted by port issues on the West Coast.
Kmart comparable store sales declined 7.2% with increases in the home appliances and toys categories, which were offset by declines in consumer electronics, grocery & household, apparel and drugstore. Excluding the impact of the consumer electronics business, which is a business we continue to alter to meet our members' needs, Kmart

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

comparable store sales would have decreased 5.5%. Sears Domestic comparable store sales decreased 14.3%, and were also negatively impacted by consumer electronics. Excluding the impact of consumer electronics, Sears Domestic comparable store sales would have decreased 12.7%, primarily driven by decreases in home appliances, apparel, lawn & garden and Sears Auto Centers, which were partially offset by an increase in the mattresses category.
Gross Margin
For the first half of 2015, our gross margin decreased $617 million to $3.0 billion as the above noted decline in sales was partially offset by an improvement in gross margin rate. Gross margin for the first half of 2015 included one-time vendor credits of $126 million, as well as a credit of $7 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, while the first half of 2014 also included gross margin of $348 million from Sears Canada and $87 million from the Lands' End business. Gross margin for the first half of the year also included charges of $11 million and $17 million in 2015 and 2014, respectively, related to store closures.
As compared to the prior year, Kmart's gross margin rate for the first half of 2015 improved 110 basis points, with increases experienced in a majority of categories, particularly grocery & household, footwear and consumer electronics. Sears Domestic's gross margin rate improved 270 basis points for the first half of the year. Excluding the impact of significant items recorded in gross margin during the first half, which aggregated to a benefit of $130 million and $85 million in 2015 and 2014, respectively, Sears Domestic's gross margin rate improved 130 basis points, with the most notable increases experienced in the apparel and tools categories. The improvement in gross margin rate in both formats was primarily driven by less promotional activity.
In addition, as a result of the Seritage and JV transactions, the first half of 2015 includes additional rent expense of approximately $26 million.
Selling and Administrative Expenses
Selling and administrative expenses decreased $832 million in the first half of 2015 compared to the first half of 2014 and included significant items such as expenses related to our domestic pension plan, store closings and severance of $140 million and $71 million for 2015 and 2014, respectively. In addition, the first half of 2015 included expense of $37 million consisting of expenses related to legal matters, transaction costs associated with strategic initiatives and other expenses, while the first half of 2014 included expenses of $431 million from Sears Canada and $77 million from the Lands' End business. Excluding these items, selling and administrative expenses declined $430 million primarily due to decreases in payroll and advertising expenses.
Our selling and administrative rate was 27.9% for the first half of 2015, compared to 26.5% in the prior year, as the decreases in overall selling and administrative expenses were more than offset by the above noted decline in revenues.
Gain on Sales of Assets
We recorded total gains on sales of assets of $633 million and $80 million for the first half of 2015 and 2014, respectively. The gains recorded during the first half of 2015 included gains of $508 million (comprised of a gain of $625 million and loss of $117 million) recognized in connection with the first quarter 2015 JV transactions and the transaction with Seritage. (See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.) Gains on sales of assets in the first half of 2015 also included gains of $86 million recognized on the sale of two Sears Full-line stores for which we received $96 million of cash proceeds, and $10 million recognized on the surrender and early termination of one Kmart store lease. The gains during the first half of 2014 included a gain of $13 million related to the sale of a distribution facility in our Sears Domestic segment for which we received $16 million of cash proceeds and a gain of $10 million recognized on the sale of a Kmart store for which we received $10 million of cash proceeds.
Operating Loss
The Company reported an operating loss of $79 million and $889 million in the first half of 2015 and 2014, respectively. Operating loss for the first half of 2015 included significant items which aggregated to operating

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

income of $493 million. Operating loss for the first half of 2014 also included significant items which aggregated to operating expense of $204 million. Excluding these items, we would have reported an operating loss of $572 million and $685 million in the first half of 2015 and 2014, respectively. The decrease in operating loss in 2015 was primarily driven by the increase in gross margin rate and decline in selling and administrative expenses, partially offset by a decline in revenues.
Interest and Investment Income (Loss)
The Company reported an interest and investment loss of $44 million in the first half of 2015 compared to interest and investment income of $36 million in the first half of 2014. The first half of 2015 included a loss of $42 million related to our equity investment in Sears Canada. During 2014, investment income included a gain of $23 million related to the sale of its 15% joint venture interest in one property Sears Canada owned with Ivanhoe Cambridge II Inc., for which Sears Canada received $30 million ($33 million Canadian) in cash proceeds.
Income Taxes
During the first half of 2015, the Company realized a significant tax benefit on the deferred taxes related to indefinite-life assets associated with the property sold in the transaction with Seritage. As a result, our effective tax rate for the first half of 2015 was (68.1)% compared to 2.9% for the first half of 2014. Also, the application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2015 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the first half of 2015 was negatively impacted by foreign branch taxes, and state income taxes.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

SEGMENT OPERATIONS
The following discussion of our business segment results is organized into two reportable segments: Kmart and Sears Domestic.
Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Merchandise sales and services	$2,459	$2,923	$4,815	$5,820

Cost of sales, buying and occupancy	1,950	2,341	3,788	4,643
Gross margin dollars	509	582	1,027	1,177
Gross margin rate	20.7%	19.9%	21.3%	20.2%

Selling and administrative	594	729	1,217	1,420
Selling and administrative expense as a percentage of total revenues	24.2%	24.9%	25.3%	24.4%
Depreciation and amortization	19	24	39	47
Impairment charges	2	2	2	2
Gain on sales of assets	(143)	(31)	(161)	(52)
Total costs and expenses	2,422	3,065	4,885	6,060
Operating income (loss)	$37	$(142)	$(70)	$(240)
Adjusted EBITDA	$(81)	$(120)	$(142)	$(207)
Number of stores			963	1,077
13-week period ended August 1, 2015 compared to the 13-week period ended August 2, 2014
Revenues and Comparable Store Sales
For the quarter, Kmart's revenues decreased by $464 million to $2.5 billion in 2015 primarily due to the effect of having fewer stores in operation, which accounted for approximately $273 million of the decline. Revenues were also impacted by a decrease in comparable store sales of 7.3%, which accounted for approximately $192 million of the decline. The decline in comparable store sales was driven in part by highly targeted promotional and marketing spend to better align with member needs, and a shift away from low margin categories, such as consumer electronics.
Comparable store sales declined primarily due to declines in consumer electronics, grocery & household, apparel and drugstore, partially offset by increases in appliances and toys. Excluding the impact of the consumer electronics business, which is a business we continue to alter to meet our members' needs, Kmart comparable store sales would have decreased 5.4%.
Gross Margin
For the quarter, Kmart generated gross margin dollars of $509 million in 2015 compared to $582 million in 2014. The decrease in Kmart's gross margin is due to the decrease in sales, partially offset by an increase in gross margin rate. Gross margin for the second quarter of 2015 included a credit of $1 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction. Gross margin for the second quarter also included charges of $4 million and $10 million in 2015 and 2014, respectively, related to store closures.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Kmart's gross margin rate for the quarter improved 80 basis points to 20.7% in 2015 from 19.9% in 2014, with increases experienced in a several categories, particularly grocery & household and electronics, primarily due to less clearance markdowns and promotional activity.
In addition, as a result of the Seritage and JV transactions, the second quarter of 2015 includes additional rent expense of approximately $4 million.
Selling and Administrative Expenses
For the quarter, Kmart's selling and administrative expenses decreased $135 million in 2015 as compared to the second quarter in 2014. Selling and administrative expenses for the second quarter of 2015 and 2014 were impacted by expenses of $1 million and $17 million, respectively, related to store closings and severance. Excluding these items, selling and administrative expenses decreased $119 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate for the quarter was 24.2% in 2015 and 24.9% in 2014 and decreased primarily as a result of the decreased expenses noted above.
Gain on Sales of Assets
Kmart recorded total gains on sales of assets of $143 million and $31 million for the second quarter of 2015 and 2014, respectively. Gains recorded during the second quarter of 2015 included gains of $137 million (comprised of a gain of $154 million and loss of $17 million) recognized in connection with the transaction with Seritage. (See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.) The gains recorded during the second quarter of 2014 included a gain of $10 million related to the sale of one Kmart store for which we received $10 million in gross proceeds.
Operating Income (Loss)
For the quarter, Kmart recorded operating income of $37 million in 2015 compared to an operating loss of $142 million in 2014. Operating income for the second quarter of 2015 included significant items which aggregated to operating income of $131 million. Operating loss for the second quarter of 2014 also included significant items which aggregated to operating expense of $20 million. Excluding these items, Kmart would have reported an operating loss of $94 million and $122 million in the second quarter of 2015 and 2014, respectively. The decrease in Kmart's operating loss was primarily driven by the improvement in gross margin rate and the decrease in selling and administrative expenses, partially offset by the decline in revenues.
26-week period ended August 1, 2015 compared to the 26-week period ended August 2, 2014
Revenues and Comparable Store Sales
For the first half of 2015, Kmart's revenues decreased by $1.0 billion to $4.8 billion in 2015, primarily due to the effect of having fewer stores in operation, which accounted for $638 million of the decline. Revenues were also impacted by a decrease in comparable store sales of 7.2%, which accounted for $368 million of the decline. The decline in comparable store sales was driven by highly targeted promotional and marketing spend to better align with member needs, and a shift away from low margin categories, such as consumer electronics, and was also impacted by port issues on the West Coast.
The decline in comparable store sales was primarily driven by declines in consumer electronics, grocery & household, apparel and drugstore, partially offset by increases in appliances and toys. Excluding the impact of the consumer electronics business, which is a business we continue to alter to meet our members' needs, Kmart comparable store sales would have decreased 5.5%.
Gross Margin
For the first half of 2015, Kmart generated $1.0 billion in gross margin compared to $1.2 billion in the first half of 2014. The decrease in Kmart's gross margin is due to the decrease in sales, partially offset by an increase in gross

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

margin rate. Gross margin for the first half 2015 and 2014 included charges of $9 million and $15 million, respectively, related to store closures.
Kmart's gross margin rate for the first half of the year improved 110 basis points to 21.3% in 2015 from 20.2% in 2014, with increases experienced in a majority of categories, particularly grocery & household, footwear and consumer electronics, primarily due to less promotional activity.
In addition, as a result of the Seritage and JV transactions, the second quarter of 2015 includes additional rent expense of approximately $4 million.
Selling and Administrative Expenses
For the first half of 2015, Kmart's selling and administrative expenses decreased $203 million as compared to the first half of 2014. Selling and administrative expenses for the first half of 2015 were impacted by expenses of $40 million related to store closures and severance, expenses related to legal matters and other expenses. The first half of 2014 was impacted by expenses of $21 million related to store closings and severance. Excluding these items, selling and administrative expenses decreased $222 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate for the first half was 25.3% in 2015 and 24.4% in 2014 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Gain on Sales of Assets
Kmart recorded total gains on sales of assets for the first half of $161 million in 2015 and $52 million in 2014. Gains recorded during the the first half of 2015 included gains of $137 million (comprised of a gain of $154 million and loss of $17 million) recognized in connection with the transaction with Seritage. (See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.) The first half of 2015 also included a gain of $10 million recognized on the surrender and early termination of one Kmart store lease. The gains recorded during the first half of 2014 included a gain of $10 million related to the sale of one Kmart store for which we received $10 million cash proceeds.
Operating Loss
For the first half of the year, Kmart recorded an operating loss of $70 million and $240 million in 2015 and 2014, respectively. Operating loss for the first half of 2015 included significant items which aggregated to operating income of $97 million. Operating loss for the first half of 2014 included significant items which aggregated to operating expense of $29 million. Excluding these items, Kmart would have reported an operating loss of $167 million and $211 million in the first half of 2015 and 2014, respectively. The decrease in Kmart's operating loss was primarily driven by the improvement in gross margin rate and the decrease in selling and administrative expenses, partially offset by the decline in revenues.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Merchandise sales and services	$3,752	$4,310	$7,278	$8,595

Cost of sales, buying and occupancy	2,826	3,334	5,352	6,550
Gross margin dollars	926	976	1,926	2,045
Gross margin rate	24.7%	22.6%	26.5%	23.8%

Selling and administrative	1,100	1,184	2,158	2,356
Selling and administrative expense as a percentage of total revenues	29.3%	27.5%	29.7%	27.4%
Depreciation and amortization	95	110	197	224
Impairment charges	52	3	52	8
Gain on sales of assets	(383)	(3)	(472)	(29)
Total costs and expenses	3,690	4,628	7,287	9,109
Operating income (loss)	$62	$(318)	$(9)	$(514)
Adjusted EBITDA	$(145)	$(178)	$(225)	$(259)
Lands' End separation	—	—	—	(10)
Adjusted EBITDA(1)	$(145)	$(178)	$(225)	$(269)
Number of:
Full-line stores			711	757
Specialty stores			28	36
Total Domestic Sears Stores			739	793
__________________
(1) Adjusted to reflect the results of the Lands' End business that were included in our results of operations prior to the separation.
13-week period ended August 1, 2015 compared to the 13-week period ended August 2, 2014
Revenues and Comparable Store Sales
For the quarter, Sears Domestic's revenues decreased by $558 million to $3.8 billion. The decline in revenue was primarily driven by a decrease in comparable store sales of 14.0%, which accounted for $392 million, and the effect of having fewer Full-line stores in operation, which accounted for $113 million of the decline. The decline in comparable store sales was driven in part by highly targeted promotional and marketing spend to better align with member needs, and a shift away from low margin categories, such as consumer electronics.
Comparable store sales for the quarter were negatively impacted by consumer electronics, which is a business we continue to alter to meet our members' needs. Excluding the impact of consumer electronics, Sears Domestic comparable store sales would have decreased 12.5%, primarily driven by decreases in home appliances, apparel, lawn & garden and Sears Auto Centers, which were partially offset by an increase in the mattresses category.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $926 million in 2015, compared to $976 million in 2014. Gross margin for the second quarter of 2015 included one-time credits from vendors of $33 million, as well as $6 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction. Gross margin also included charges of $1 million in the second quarter of 2015 related to store closures.
Sears Domestic's gross margin rate for the quarter improved 210 basis points to 24.7% in 2015 from 22.6% in 2014. Excluding the impact of the significant items noted above, Sears Domestic's gross margin rate improved 110 basis points, with increases experienced in the apparel and tools categories primarily due to less clearance markdowns and promotional activity.
In addition, as a result of the Seritage and JV transactions, the second quarter of 2015 includes additional rent expense of approximately $22 million.
Selling and Administrative Expenses
For the quarter, Sears Domestic's selling and administrative expenses decreased $84 million in 2015 as compared to the prior year. Selling and administrative expenses for the second quarter of 2015 and 2014 were impacted by expenses of $49 million and $30 million, respectively, related to store closings and severance. The second quarter of 2015 also included expenses of $18 million of transaction costs associated with strategic initiatives. Excluding these items, selling and administrative expenses decreased $121 million primarily due to decreases in payroll and advertising expenses.
Sears Domestic's selling and administrative expense rate for the quarter was 29.3% in 2015 and 27.5% in 2014 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the quarter of $383 million and $3 million in 2015 and 2014, respectively. The gains recorded during the second quarter of 2015 included gains of $371 million (comprised of a gain of $471 million and loss of $100 million) recognized in connection with the first quarter 2015 JV transactions and the transaction with Seritage. (See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.)
Operating Income (Loss)
For the quarter, Sears Domestic reported operating income of $62 million in 2015 compared to an operating loss of $318 million in 2014. Sears Domestic's operating income for the second quarter of 2015 included significant items which aggregated to operating income of $288 million. Sears Domestic's operating loss for the second quarter of 2014 included also included significant items which aggregated to operating expense of $33 million. Excluding these items, we would have reported an operating loss of $226 million and $285 million in the second quarter of 2015 and 2014, respectively. The decrease in operating loss in 2015 was driven by the above noted increase in gross margin rate and decline in selling and administrative expenses, partially offset by the decline in revenues.
26-week period ended August 2, 2014 compared to the 26-week period ended August 3, 2013
Revenues and Comparable Store Sales
For the first half of 2015, Sears Domestic's revenues decreased by $1.3 billion to $7.3 billion. The decline in revenue was primarily driven by a decrease in comparable store sales of 14.3%, which accounted for $773 million of the decline, the separation of the Lands' End business, which was completed on April 4, 2014 and accounted for $222 million of the decline, as well as the effect of having fewer Full-line stores in operation, which accounted for $250 million of the decline. The decline in comparable store sales was driven by highly targeted promotional and marketing spend to better align with member needs, and a shift away from low margin categories, such as consumer electronics, and was also impacted by port issues on the West Coast.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Sears Domestic comparable store sales were also negatively impacted by consumer electronics. Excluding the impact of consumer electronics, Sears Domestic comparable store sales would have decreased 12.7%, primarily driven by decreases in home appliances, apparel, lawn & garden and Sears Auto Centers, which were partially offset by an increase in the mattresses category.
Gross Margin
For the first half of the year, Sears Domestic generated gross margin dollars of $1.9 billion and $2.0 billion in 2015 and 2014, respectively. Gross margin for the first half of 2015 included one-time credits from vendors of $126 million, as well as $6 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, while the first half of 2014 included gross margin of $87 million from the Lands' End business. Gross margin also included charges of $2 million in both the first half of 2015 and 2014 related to store closures.
Sears Domestic's gross margin rate for the first half of the year improved 270 basis points to 26.5% in 2015 from 23.8% in 2014. Excluding the impact of significant items recorded in gross margin during the first half, which aggregated to a benefit of $130 million and $85 million in 2015 and 2014, respectively, Sears Domestic's gross margin rate improved 130 basis points, with increases experienced in the apparel and tools categories. The improvement in gross margin rate in both formats was primarily driven by less promotional activity.
In addition, as a result of the Seritage and JV transactions, the second quarter of 2015 includes additional rent expense of approximately $22 million.
Selling and Administrative Expenses
For the first half of the year, Sears Domestic's selling and administrative expenses decreased $198 million in 2015 as compared to 2014 and included expenses related to our domestic pension plan, store closings and severance of $108 million and $50 million, respectively. The first half of 2015 also included $29 million of transaction costs associated with strategic initiatives, while the first half of 2014 also included selling and administrative expenses related to the Lands' End business of $77 million. Excluding these items, selling and administrative expenses decreased $208 million primarily due to a decrease in payroll expense.
Sears Domestic's selling and administrative expense rate for the first half of the year was 29.7% and 27.4% in 2015 2014, respectively and increased as the above noted expense reduction was offset by the above noted decline in revenues.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets of $472 million and $29 million for the first half of 2015 and 2014, respectively. The gains recorded during the first half of 2015 included a gain of $371 million (comprised of a gain of $471 million and loss of $100 million) recognized in connection with the first quarter 2015 JV transactions and the transaction with Seritage. (See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.) Gains on sales of assets also included gains of $86 million recognized on the sale of two Sears Full-line stores for which we received $96 million of cash proceeds. The gains recorded during the first half of 2014 included a gain of $13 million recognized on the sale of a distribution facility for which we received $16 million cash proceeds.
Operating Loss
For the first half of the year, Sears Domestic reported an operating loss of $9 million and $514 million in 2015 and 2014, respectively. Sears Domestic's operating loss for the first half of 2015 included significant items which aggregated to operating income of $396 million. Sears Domestic's operating loss for the first half of 2014 also included significant items which aggregated to operating expense of $40 million. Excluding these items, we would have reported an operating loss of $405 million and $474 million in the first half of 2015 and 2014, respectively. The decrease in operating loss in 2015 was driven by the above noted increase in gross margin rate and decline in selling and administrative expenses, partially offset by the decline in revenues.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Sears Canada
Sears Canada conducts similar retail operations as Sears Domestic. As previously noted, the Company completed a rights offering for a portion of its interest in Sears Canada in the third quarter of 2014. As such, the Company no longer maintained control of Sears Canada resulting in the de-consolidation of Sears Canada on October 16, 2014.
Sears Canada results and key statistics for the 13- and 26- week periods ended August 2, 2014 were as follows:

millions, except number of stores	13 Weeks Ended August 2, 2014	26 Weeks Ended August 2, 2014
Merchandise sales and services	$780	$1,477

Cost of sales, buying and occupancy	596	1,129
Gross margin dollars	184	348
Gross margin rate	23.6%	23.6%

Selling and administrative	205	431
Selling and administrative expense as a percentage of total revenues	26.3%	29.2%
Depreciation and amortization	18	36
Impairment charges	15	15
Loss on sales of assets	—	1
Total costs and expenses	834	1,612
Operating loss	$(54)	$(135)
Adjusted EBITDA	$(15)	$(58)
Number of:
Full-line stores		113
Specialty stores		319
Total Sears Canada Stores		432

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of August 1, 2015, August 2, 2014 and January 31, 2015 are detailed in the following table.

millions	August 1, 2015	August 2, 2014	January 31, 2015
Domestic
Cash and equivalents	$1,698	$431	$143
Cash posted as collateral	2	18	2
Credit card deposits in transit	119	147	105
Total domestic cash and cash equivalents	1,819	596	250
Sears Canada	—	233	—
Total cash and cash equivalents	1,819	829	250
Restricted cash	—	10	—
Total cash balances	$1,819	$839	$250
We had total cash balances of $1.8 billion at August 1, 2015, compared to domestic cash of $596 million at August 2, 2014 and $250 million at January 31, 2015. During the first half of 2015, the Company received gross cash proceeds of $2.7 billion ($2.6 billion net of closing costs) from the Seritage transaction, as well as $429 million of cash proceeds ($426 million net of closing costs) in connection with three different real estate joint venture agreements entered into during the first quarter of 2015, and $118 million of cash proceeds from other domestic real estate transactions. A portion of these proceeds were used to pay back revolver borrowings.
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
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $67 million, $86 million and $85 million as of August 1, 2015, August 2, 2014 and January 31, 2015, respectively.
Operating Activities
During the first half of 2015, we used net cash in operating activities of $832 million compared to $747 million in the first half of 2014. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used more cash in operations in the first half of 2015 compared to the prior year primarily due to an increase in cash being used for merchandise inventory purchases, partially offset by decreases in operating loss and pension contributions.
Merchandise inventories were $5.0 billion and $6.4 billion at August 1, 2015 and August 2, 2014, respectively, while merchandise payables were $1.7 billion and $2.5 billion at August 1, 2015 and August 2, 2014. Our Domestic inventory balances decreased approximately $755 million from $5.8 billion at August 2, 2014 to $5.0 billion at

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

August 1, 2015 due to both improved productivity and store closures. Sears Domestic inventory decreased in virtually all categories, with the most notable decreases in the consumer electronics, home appliances, automotive and tools categories. Kmart inventory also decreased in virtually all categories with the most notable decreases in the apparel, consumer electronics, drugstore and grocery & household categories.
Investing Activities
During the first half of 2015, we generated net cash flows from investing activities of $2.6 billion, which consisted of cash proceeds from the sale of properties and investments of $2.7 billion, partially offset by cash used for capital expenditures of $86 million. Proceeds from the sales of properties and investments includes $2.6 billion of proceeds from the Seritage transaction. During the first half of 2014, we generated net cash flows from investing activities of $38 million, which consisted of cash proceeds from the sale of properties and investments of $164 million, partially offset by cash used for capital expenditures of $126 million.
Financing Activities
For the first half of 2015, we used net cash flows in financing activities of $191 million, which consisted of debt repayments of $443 million, of which $200 million was the repayment of a portion of the secured short-term loan, a decrease in short-term borrowings of $209 million and the payment of debt issuance costs of $47 million related to the amendment and extension of our Domestic Credit Facility, partially offset by $508 million net cash proceeds from sale-leaseback financing, which consists of $426 million of proceeds from the JV transactions received during the first quarter of 2015 and $82 million of proceeds from the four joint venture properties that have continuing involvement received during the second quarter of 2015. This compares to net cash flows from financing activities of $503 million in the first half of 2014, which primarily consisted of Lands' End pre-separation funding of $515 million and an increase in short-term borrowings of $72 million, partially offset by repayments of long-term debt of $42 million.
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
During the first half of 2015, we continued to demonstrate our ability to unlock the value of our assets and our commitment to creating shareholder value. As previously disclosed, Holdings entered into three different real estate joint ventures with General Growth Properties, Inc., Simon Property Group, Inc. and The Macerich Company, in which we contributed a total of 31 properties to the joint ventures in exchange for a 50% interest in the each of the joint ventures and $429 million in cash proceeds ($426 million net of closing costs). During the second quarter, the Company completed the previously announced rights offering and sale-leaseback transaction with Seritage and received aggregate gross proceeds from the transaction of $2.7 billion, of which a portion were used to pay down existing revolver borrowings. Holdings' lease payments to the Seritage and real estate joint ventures, respectively, will be approximately $134 million and $42 million annually, with increases of 2% per year beginning in the second lease year for the REIT properties and in the fourth lease year for the joint venture properties.
Also during the second quarter, we completed an amendment and extension of our $3.275 billion Domestic Credit Facility with approximately $2.0 billion maturing in 2020 and the remaining approximately $1.3 billion of the existing credit facility in place until April of 2016.
These actions taken during 2015 and 2014, demonstrate the Company's financial flexibility and provides us with the means to fund our transformation and meet our obligations. As we leverage Shop Your Way® and Integrated Retail, we will continue to right-size, redeploy and highlight the value of our assets, including our substantial real estate

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

portfolio, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company. With the successful completion of the Seritage transaction and the amendment and extension of our Domestic Credit Facility, we have substantially enhanced our financial flexibility and achieved our objective of reducing our reliance on inventory as a source of financing. We intend to continue taking significant actions to alter our capital structure, as circumstances allow, to position Sears Holdings for success and profitability, which could include further reductions in debt or changes in the composition of our debt.
On August 3, 2015, the Company commenced a tender offer (the "Offer") to purchase for cash up to $1.0 billion principal amount of its outstanding 6 5/8% Senior Secured Notes Due 2018 (the "Senior Secured Notes"). The aggregate principal amount of Senior Secured Notes currently outstanding is approximately $1.24 billion. As of the early tender date, approximately $936 million principal amount of the Senior Secured Notes were validly tendered and not validly withdrawn in the Offer. Pursuant to the terms of the Offer, holders of Senior Secured Notes may tender additional notes at or prior to 11:59 p.m., New York City time, on August 28, 2015, unless the Offer is earlier terminated or extended by the Company in its sole discretion. As such, the unused balance of our debt repurchase authorization is $74 million at August 20, 2015. As a result of the Senior Secured Notes received from the early tender, we have mitigated our annualized cash interest expense by approximately $62 million. The Company may consider repurchasing other outstanding debt securities in order to further mitigate our interest expense.
As we progress in our transformation, we are primarily focusing on profitability instead of revenues, market share and other metrics which relate to, but do not necessarily drive profit. This approach may negatively impact our sales, however, it should also reduce the risk of material profit declines. We believe that our focus on profitability will contribute to a meaningful performance in 2015 and beyond. If we continue to experience operating losses, and we are not able to generate enough funds from some combination of actions, the availability under our Domestic Credit Facility might be fully utilized and we would need to secure additional sources of funds. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency.
Our outstanding borrowings at August 1, 2015, August 2, 2014 and January 31, 2015 were as follows:

millions	August 1, 2015	August 2, 2014	January 31, 2015
Short-term borrowings:
Unsecured commercial paper	$6	$7	$2
Secured short-term loan	—	—	400
Secured borrowings	—	1,397	213
Long-term debt, including current portion:
Notes and debentures outstanding	2,917	2,566	2,913
Capitalized lease obligations	221	334	272
Total borrowings	$3,144	$4,304	$3,800

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets and secured short-term debt.

	13 Weeks Ended		26 Weeks Ended
millions	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Secured borrowings:
Maximum daily amount outstanding during the period	$799	$1,397	$799	$1,568
Average amount outstanding during the period	426	1,187	483	1,248
Amount outstanding at period-end	—	1,397	—	1,397
Weighted average interest rate	2.8%	2.8%	2.9%	2.8%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$104	$159	$104	$159
Average amount outstanding during the period	43	43	24	36
Amount outstanding at period-end	6	7	6	7
Weighted average interest rate	4.0%	2.5%	4.1%	2.5%

Secured short-term loan:
Maximum daily amount outstanding during the period	$200	$—	$400	$—
Average amount outstanding during the period	69	—	169	—
Amount outstanding at period-end	—	—	—	—
Weighted average interest rate	5.0%	—%	5.0%	—%
Domestic Credit Agreement
During the first quarter of 2011, SRAC, Kmart Corporation (together with SRAC, the "Borrowers") and Holdings entered into an amended credit agreement (the "Domestic Credit Agreement"). On October 2, 2013, Holdings and the Borrowers entered into a First Amendment (the "Amendment") to the Domestic Credit Agreement with a syndicate of lenders. Pursuant to the Amendment, the Borrowers borrowed $1.0 billion under a new senior secured term loan facility (the "Term Loan"). On July 21, 2015, the Borrowers and Holdings entered into an amended and restated credit agreement (the "Amended Domestic Credit Agreement") with a syndicate of lenders that amended and restated the then-existing Domestic Credit Agreement. The Amended Domestic Credit Agreement provides a $3.275 billion asset-based revolving credit facility (the "Revolving Facility") with a $1.0 billion letter of credit sub-facility. The maturity date for $1.971 billion of the Revolving Facility has been extended to July 20, 2020, while $1.304 billion retains the existing maturity date of April 8, 2016. The Amended Domestic Credit Agreement also governs the existing Term Loan, which retains its maturity date of June 30, 2018. The Amended Domestic Credit Agreement includes an accordion feature that allows the Borrowers to use existing collateral for the facility to obtain up to $1.0 billion of additional borrowing capacity, subject to borrowing base requirements, as well as a "FILO" ("first in last out") tranche feature that allows an additional $500 million of borrowing capacity. The Amended Domestic Credit Agreement also increases Holdings' ability to undertake short-term borrowings from $500 million to $750 million.
Revolving advances under the Amended Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate ("LIBOR") or a base rate, in either case plus an applicable margin dependent on Holdings' consolidated leverage ratio (as measured under the Amended Domestic Credit Agreement). The margin with respect to borrowings under the extended commitments ranges from 3.25% to 3.75% for LIBOR loans and from 2.25% to 2.75% for base rate loans. The margin with respect to borrowings under the non-extended commitments remains 2.00% to 2.50% for LIBOR loans and 1.00% to 1.50% for base rate loans. The Amended Domestic Credit Agreement also provides for the payment of fees with respect to issued and undrawn

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

letters of credit at a rate equal to the margin applicable to LIBOR loans and a commitment fee with respect to unused amounts of the Revolving Facility at a rate, depending on facility usage, between 0.375% to 0.625%, per annum, with a minimum of 0.50% applicable to commitments under the extended tranche. From and after April 8, 2016, such commitment fees with respect to the extended tranche will change to a flat 0.50%.
The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on substantially all of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility is guaranteed by all domestic subsidiaries of Holdings that own inventory or credit card or pharmacy receivables. The Revolving Facility also permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.24 billion in second lien notes were outstanding at August 1, 2015, resulting in $760 million of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either (1) LIBOR (subject to a 1.00% LIBOR floor) or (2) the highest of (x) the prime rate of the bank acting as agent of the syndicate of lenders, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% (the highest of (x), (y) and (z), the "Base Rate"), plus an applicable margin for LIBOR loans of 4.50% and for Base Rate loans of 3.50%. Currently, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing June 30, 2018. Additionally, the Borrowers are required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Amended Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility.
The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, is at least 15%, exceptions that may be subject to certain maximum amounts and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility. Further, the Amended Domestic Credit Agreement includes customary covenants that restrict our ability to make dispositions, prepay debt, and make investments, subject, in each case, to various exceptions. The Amended Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.
At August 1, 2015, August 2, 2014 and January 31, 2015, we had $0 million, $1.4 billion and $213 million, respectively, of Revolving Facility borrowings and $657 million, $646 million and $667 million, respectively, of letters of credit outstanding under the Revolving Facility. At August 1, 2015, August 2, 2014 and January 31, 2015, the amount available to borrow under the Revolving Facility was $1.2 billion, $240 million and $808 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs. At August 1, 2015, August 2, 2014 and January 31, 2015, we had borrowings of $985 million, $995 million and $990 million, respectively, under the Term Loan.
Senior Secured Notes
In October 2010, we sold $1.0 billion aggregate principal amount of senior secured notes (the "Senior Secured Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Senior Secured Notes, the Company sold $250 million aggregate principal amount of Senior Secured Notes to the Company's domestic pension plan in a private placement, of which approximately $110 million remains in the domestic pension plan. The Senior Secured Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the "Collateral"). The lien that secures the Senior Secured Notes is junior in priority to the lien on such assets that secures obligations under the Amended Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Senior Secured

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding Senior Secured Notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Senior Secured Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the Senior Secured Notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Senior Secured Notes at a premium based on the "Treasury Rate" as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Senior Secured Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.
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
We accounted for the Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Senior Unsecured Notes based on the relative fair values of the Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 4. The discount is being amortized over the life of the Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $5 million of the discount was amortized during 2014, resulting in a remaining discount of approximately $273 million at January 31, 2015. The book value of the Senior Unsecured Notes net of the remaining discount was approximately $352 million at January 31, 2015. Approximately $16 million of the discount was amortized during the 26-week period ended August 1, 2015, resulting in a remaining discount of approximately $257 million at August 1, 2015. The book value of the Senior Unsecured Notes net of the remaining discount was approximately $368 million at August 1, 2015.
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
Debt Repurchase Authorization
During the second quarter of 2015, the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $1.0 billion of our outstanding indebtedness in open market or privately negotiated

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

transactions, superseding the previously disclosed debt repurchase authorization from 2005. The unused balance of this authorization is $1.0 billion at August 1, 2015.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At August 1, 2015, August 2, 2014 and January 31, 2015, we had outstanding commercial paper borrowings of $6 million, $7 million and $2 million, respectively.
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
The Loan was originally scheduled to mature on December 31, 2014. As permitted by the Loan agreement, the Company paid an extension fee equal to 0.5% of the principal amount to extend the maturity date to February 28, 2015. The Loan had an annual base interest rate of 5%. The Borrowers paid an upfront fee of 1.75% of the full principal amount. The Loan was guaranteed by the Company and was secured by a first priority lien on certain real properties owned by the Borrowers.
On February 25, 2015, we entered into an agreement effective February 28, 2015, to amend and extend the $400 million secured short-term loan. Under the terms of the amendment, we repaid $200 million of the $400 million on March 2, 2015 and the remaining $200 million on June 1, 2015. At January 31, 2015, the outstanding balance of the Loan was $400 million.
Debt Ratings
Our corporate family debt ratings at August 1, 2015 appear in the table below:

Moody's Investors Service	Standard & Poor's Ratings Services	Fitch Ratings
Caa1	CCC+	CC
Intangible Asset Impairment Assessment
We continue to monitor our performance and do not believe an event has occurred that would result in an indefinite-lived intangible asset impairment at quarter end. However, if results continue to decline, it could result in revisions in management's estimates of the fair value of the Company's trade names and may result in future impairment charges.
Domestic Pension Plan Funding
In our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, we disclosed that we expected our contributions to our domestic pension plans to be approximately $279 million in 2015 and $286 million in 2016. We now expect contributions to our domestic pension plans to be $298 million in 2015 and $285 million in 2016. The ultimate amount of pension contributions and timing could be affected by changes in the applicable regulations, or other regulatory actions, as well as financial market and investment performance.
Recent Accounting Pronouncements
See Part I, Item 1, "Financial Statements – Notes to Condensed Consolidated Financial Statements," Note 12 – "Recent Accounting Pronouncements," for information regarding new accounting pronouncements.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q and in other public announcements by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements preceded or followed by, or that otherwise include, the words "believes," "expects," "anticipates," "intends," "estimates," "plans," "forecast," "is likely to" and similar expressions or future or conditional verbs such as "will," "may" and "could" are generally forward-looking in nature and not historical facts. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties, many of which are beyond the Company's control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Actual results may differ materially from those set forth in the forward-looking statements.
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to successfully implement our integrated retail strategy to transform our business; our ability to successfully manage our inventory levels; initiatives to improve our liquidity through inventory management and other actions; vendors' lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; possible limits on our access to our domestic credit facility, which is subject to a borrowing base limitation and a springing fixed charge coverage ratio covenant, capital markets and other financing sources, including additional second lien financings, with respect to which we do not have commitments from lenders; our ability to successfully achieve our plans to generate liquidity through potential transactions or otherwise; potential liabilities in connection with the separation of Lands' End and disposition of a portion of our ownership interest in Sears Canada; risks and uncertainties related to the Seritage transaction and the amendment and extension of our credit facility, such as the impact of the evaluation and/or completion of any such transaction on our other businesses and risks and uncertainties relating to the debt tender offer, such as the timing and certainty of the completion of that transaction and the operational and financial profile of the Company or any of its businesses after giving effect to it; our dependence on sources outside the United States for significant amounts of our merchandise; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business and the transfer of significant internal historical knowledge to such parties; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including shareholder litigation, product liability, patent infringement and qui tam claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing, amount of and other risks related to required pension plan funding.
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations.
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At August 1, 2015, 32% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at August 1, 2015, which totaled approximately $1.0 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $10 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the first quarter of 2015. During the 13 weeks ended August 1, 2015, we did not repurchase any shares of our common stock under our common share repurchase program. At August 1, 2015, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 3, 2015 to May 30, 2015	—	$—	—	$—
May 31, 2015 to July 4, 2015	—	—	—	—
July 5, 2015 to August 1, 2015	—	—	—	—
Total	—	$—	—	$—	$503,907,832

(1)
Our common share repurchase program was initially announced on September 14, 2005 and has a total authorization since inception of the program of $6.5 billion, including the authorizations to purchase up to an additional $500 million of common stock on each of December 17, 2009 and May 2, 2011. The program has no stated expiration date.

The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, is at least 15%, exceptions that may be subject to certain maximum amounts and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility. Further, the Amended Domestic Credit Agreement includes customary covenants that restrict our ability to make dispositions, prepay debt, and make investments, subject, in each case, to various exceptions. The Amended Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION

Date: August 20, 2015	By:	/s/ ROBERT A. RIECKER
	Name:	Robert A. Riecker
	Title:	Vice President, Controller and Chief Accounting Officer*

*Mr. Riecker is signing this report both as a duly authorized officer and as the principal accounting officer.

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, dated January 22, 2014, filed on January 24, 2014 (File No. 000-51217)).

10.1
Master Lease by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Kmart Operations, LLC, and Sears Operations, LLC, dated as of July 7, 2015Master Lease by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Kmart Operations, LLC, and Sears Operations, LLC, dated as of July 7, 2015 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated July 7, 2015, filed on July 13, 2015 (File No. 001-36693)).

†*10.2
Third Amended and Restated Credit Agreement, dated as of July 21, 2015, between Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, the lenders party thereto, and Bank of America, N.A., as agent.

*10.3
Third Amended and Restated Guarantee and Collateral Agreement, dated as of July 21, 2015, among Sears Holdings Corporation, Sears, Roebuck and Co., Sears Roebuck Acceptance Corp., Kmart Holding Corporation, Kmart Corporation and certain of their respective subsidiaries, as Grantors, and Bank of America, N.A., Wells Fargo Bank, National Association and General Electric Capital Corporation, as Co-Collateral Agents.

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

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 Weeks Ended August 1, 2015 and August 2, 2014; (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the 13 and 26 Weeks Ended August 1, 2015 and August 2, 2014; (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of August 1, 2015, August 2, 2014 and January 31, 2015; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended August 1, 2015 and August 2, 2014; (v) the Condensed Consolidated Statements of Equity (Unaudited) for the 26 Weeks Ended August 1, 2015 and August 2, 2014; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

__________________

*	Filed herewith

†	Portions of Exhibit 10.2 have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

E-1