Form 10-Q
period 2015-10-31
SEARS HOLDINGS CORP
filed 2015-12-03
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217, 001-36693
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
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
Yes    ☐            No    ☒
As of November 27, 2015, the registrant had 106,689,188 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
REVENUES
Merchandise sales and services(1)(2)	$5,750	$7,207	$17,843	$23,099
COSTS AND EXPENSES
Cost of sales, buying and occupancy(1)(3)	4,488	5,606	13,628	17,928
Selling and administrative	1,630	2,011	5,005	6,218
Depreciation and amortization	94	148	330	455
Impairment charges	17	—	71	25
Gain on sales of assets	(97)	(68)	(730)	(148)
Total costs and expenses	6,132	7,697	18,304	24,478
Operating loss	(382)	(490)	(461)	(1,379)
Interest expense	(74)	(78)	(249)	(221)
Interest and investment income (loss)	17	97	(27)	133
Other income	—	2	—	4
Loss before income taxes	(439)	(469)	(737)	(1,463)
Income tax (expense) benefit	(14)	(159)	189	(188)
Net loss	(453)	(628)	(548)	(1,651)
(Income) loss attributable to noncontrolling interests	(1)	80	(1)	128
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(454)	$(548)	$(549)	$(1,523)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(4.26)	$(5.15)	$(5.15)	$(14.33)
Diluted loss per share	$(4.26)	$(5.15)	$(5.15)	$(14.33)
Basic weighted average common shares outstanding	106.6	106.4	106.5	106.3
Diluted weighted average common shares outstanding	106.6	106.4	106.5	106.3

(1)
Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $315 million and $329 million for the 13 weeks ended October 31, 2015 and November 1, 2014, respectively, and $1.0 billion and $1.1 billion for the 39 weeks ended October 31, 2015 and November 1, 2014, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

(2) Includes revenue from Lands' End, Inc. ("Lands' End") for retail services and rent for Lands' End Shops at owned Sears locations, participation in the Shop Your Way® program and corporate shared services of $14 million and $18 million for the 13 weeks ended October 31, 2015 and November 1, 2014, respectively, and $45 million and $41 million for the 39 weeks ended October 31, 2015 and November 1, 2014, respectively.
(3) Includes rent expense (consisting of straight-line rent expense offset by amortization of a deferred gain on sale-leaseback) of $22 million and $27 million for the 13- and 39-weeks ended October 31, 2015, respectively, and installment expenses of $17 million and $22 million for the 13- and 39-weeks ended October 31, 2015, respectively, pursuant to the master lease with Seritage Growth Properties ("Seritage"). There was no such rent or installment expenses incurred for the 13- and 39-weeks ended November 1, 2014.
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)

	13 Weeks Ended		39 Weeks Ended
millions	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net loss	$(453)	$(628)	$(548)	$(1,651)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	65	30	196	95
Deferred loss on derivatives, net of tax	—	—	—	(2)
Currency translation adjustments, net of tax	—	(11)	—	3
Sears Canada de-consolidation	—	(186)	—	(186)
Total other comprehensive income (loss)	65	(167)	196	(90)
Comprehensive loss	(388)	(795)	(352)	(1,741)
Comprehensive income (loss) attributable to noncontrolling interests	(1)	401	(1)	438
Comprehensive loss attributable to Holdings' shareholders	$(389)	$(394)	$(353)	$(1,303)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

millions	October 31, 2015	November 1, 2014	January 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$294	$326	$250
Accounts receivable(1)	475	546	429
Merchandise inventories	6,208	6,464	4,943
Prepaid expenses and other current assets	242	255	241
Total current assets	7,219	7,591	5,863
Property and equipment (net of accumulated depreciation and amortization of $2,925, $4,001 and $3,864)	2,668	4,561	4,449
Goodwill	269	269	269
Trade names and other intangible assets	2,090	2,104	2,097
Other assets	523	644	531
TOTAL ASSETS	$12,769	$15,169	$13,209
LIABILITIES
Current liabilities
Short-term borrowings(2)	$686	$2,096	$615
Current portion of long-term debt and capitalized lease obligations	71	75	75
Merchandise payables	2,295	2,431	1,621
Other current liabilities	1,927	2,100	2,087
Unearned revenues	793	825	818
Other taxes	324	406	380
Short-term deferred tax liabilities	422	481	480
Total current liabilities	6,518	8,414	6,076
Long-term debt and capitalized lease obligations(3)	2,124	2,769	3,110
Pension and postretirement benefits	2,133	1,320	2,404
Deferred gain on sale-leaseback	775	—	—
Sale-leaseback financing obligation	164	—	—
Other long-term liabilities	1,811	1,830	1,849
Long-term deferred tax liabilities	537	710	715
Total Liabilities	14,062	15,043	14,154
Commitments and contingencies
EQUITY (DEFICIT)
Total Equity (Deficit)	(1,293)	126	(945)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$12,769	$15,169	$13,209

(1)
Includes $85 million, $80 million and $61 million at October 31, 2015, November 1, 2014 and January 31, 2015, respectively, of net amounts receivable from SHO, and a net amount receivable from Lands' End of $4 million, $5 million and $5 million at October 31, 2015, November 1, 2014 and January 31, 2015, respectively. Also, includes $8 million of net amounts receivable from Seritage at October 31, 2015.

(2) Includes a $400 million secured short-term loan with JPP II, LLC and JPP, LLC, entities affiliated with ESL, at November 1, 2014 and January 31, 2015.

(3)
Includes $11 million of Senior Secured Notes and $3 million of Subsidiary Notes held by ESL and its affiliates at October 31, 2015. Includes $205 million of Senior Secured Notes and $3 million of Subsidiary Notes held by ESL and its affiliates at November 1, 2014 and January 31, 2015. Also includes $201 million and $299 million of Senior Unsecured Notes held by ESL and its affiliates at October 31, 2015 and January 31, 2015, respectively.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	39 Weeks Ended
millions	October 31, 2015	November 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(548)	$(1,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax valuation allowance	(500)	152
Depreciation and amortization	330	455
Impairment charges	71	25
Gain on sales of assets	(730)	(148)
Gain on sales of investments	—	(105)
Pension and postretirement plan contributions	(246)	(366)
Mark-to-market adjustments of financial instruments	33	(9)
Amortization of deferred gain on sale-leaseback	(30)	—
Settlement of Canadian dollar hedges	—	8
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	213	(40)
Merchandise inventories	(1,265)	(430)
Merchandise payables	674	282
Income and other taxes	(40)	(48)
Other operating assets	7	(58)
Other operating liabilities	(23)	(9)
Net cash used in operating activities	(2,054)	(1,942)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments(1)(2)	2,708	316
Purchases of property and equipment	(152)	(202)
De-consolidation of Sears Canada cash	—	(207)
Proceeds from Sears Canada rights offering(3)	—	169
Net cash provided by investing activities	2,556	76

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances(3)	—	400
Repayments of debt(4)	(1,387)	(61)
Increase in short-term borrowings, primarily 90 days or less	471	364
Proceeds from sale-leaseback financing(2)	508	—
Lands' End, Inc. pre-separation funding	—	515
Separation of Lands' End, Inc.	—	(31)
Debt issuance costs	(50)	(20)
Net cash provided by (used in) financing activities	(458)	1,167
Effect of exchange rate changes on cash and cash equivalents	—	(3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44	(702)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	250	1,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$294	$326

Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$36	$94
Cash interest paid	191	193
Unpaid liability to acquire equipment and software	11	20
Receivable related to Sears Canada rights offering	—	103
(1) The Seritage transaction was partially financed through the sale of common shares and limited partnership units (the "rights offering"), totaling $1.6 billion, including $745 million received from ESL and its affiliates.
(2) Holdings received cash proceeds of $2.7 billion ($2.6 billion, net of closing costs) from the Seritage transaction and $429 million ($426 million, net of closing costs) from the JV transactions. Proceeds from the Seritage transaction are included in Proceeds from sales of property and investments ($2.6 billion), and Proceeds from sale-leaseback financing ($82 million) for the 39 weeks ended October 31, 2015. Proceeds from the JV transactions are included in Proceeds from sale-leaseback financing ($426 million) for the 39 weeks ended October 31, 2015.
(3) All proceeds were received from ESL and its affiliates.
(4) Repayments in 2015 include $400 million of a secured short-term loan with JPP II, LLC and JPP, LLC, entities affiliated with ESL, and $165 million and $110 million of Senior Secured Notes to ESL and the Company's domestic pension plan, respectively.
See accompanying notes.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Equity (Deficit)
(Unaudited)

	Equity (Deficit) Attributable to Holdings' Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at February 1, 2014	106	$1	$(5,963)	$9,298	$(480)	$(1,117)	$444	$2,183
Comprehensive loss
Net loss	—	—	—	—	(1,523)	—	(128)	(1,651)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	90	5	95
Deferred loss on derivatives, net of tax	—	—	—	—	—	(2)	—	(2)
Currency translation adjustments, net of tax	—	—	—	—	—	4	(1)	3
Sears Canada de-consolidation	—	—	—	—	—	128	(314)	(186)
Total Comprehensive Loss								(1,741)
Stock awards	—	—	5	(4)	—	—	—	1
Separation of Lands' End, Inc.	—	—	—	(323)	—	2	—	(321)
Associate stock purchase	—	—	4	—	—	—	—	4
Balance at November 1, 2014	106	$1	$(5,954)	$8,971	$(2,003)	$(895)	$6	$126
Balance at January 31, 2015	107	$1	$(5,949)	$9,189	$(2,162)	$(2,030)	$6	$(945)
Comprehensive loss
Net loss	—	—	—	—	(549)	—	1	(548)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	196	—	196
Total Comprehensive Loss								(352)
Stock awards	—	—	11	(11)	—	—	—	—
Associate stock purchase	—	—	4	—	—	—	—	4
Balance at October 31, 2015	107	$1	$(5,934)	$9,178	$(2,711)	$(1,834)	$7	$(1,293)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 1,687 full-line and specialty retail stores in the United States, operating through Kmart and Sears. Through the third quarter of 2014, we conducted our operations under three reportable segments: Kmart, Sears Domestic and Sears Canada. Following the de-consolidation of Sears Canada in the third quarter of 2014 discussed below, we have operated under two reportable segments: Kmart and Sears Domestic.
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
Depreciation Expense
Depreciation expense included within depreciation and amortization expense reported on the Condensed Consolidated Statements of Operations was $93 million, $325 million, $144 million and $441 million for the 13- and 39-week periods ended October 31, 2015 and November 1, 2014, respectively.
Vendor Credits
During the 39-week period ended October 31, 2015, the Company received $126 million related to one-time credits from vendors associated with prior supply arrangements, which have been reflected as a credit within cost of sales, buying and occupancy on the Condensed Consolidated Statement of Operations.
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
We also continue to take action to evolve and transition our capital structure toward a structure that is more flexible, long-term oriented and less dependent on inventory and receivables. During the 39-week period ended October 31,

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

2015, the Company completed its previously announced rights offering and sale-leaseback transaction with Seritage Growth Properties and received aggregate gross proceeds from the transaction of $2.7 billion. In addition, as discussed in Note 2, the Company completed an amendment and extension of its existing domestic credit facility in which the maturity date for $1.971 billion of the domestic credit facility has been extended to July 2020, while $1.304 billion retains the existing maturity date of April 2016. Finally, as also discussed in Note 2, the Company completed a tender offer for $936 million principal amount of its outstanding 6 5/8% Senior Secured Notes Due 2018. These actions have substantially enhanced our liquidity and achieved our objective of reducing our reliance on inventory as a source of financing. We intend to continue taking significant actions to alter our capital structure, as circumstances allow, to position Holdings for success and profitability, which could include further reductions in debt or changes in the composition of our debt.
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
At both October 31, 2015 and January 31, 2015, the Company was the beneficial holder of approximately 12 million, or 12%, of the common shares of Sears Canada. At November 1, 2014, Sears Holdings was the beneficial holder of approximately 23 million, or 23%, of the common shares of Sears Canada.

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
NOTE 2—BORROWINGS
Total borrowings were as follows:

millions	October 31, 2015	November 1, 2014	January 31, 2015
Short-term borrowings:
Unsecured commercial paper	$9	$91	$2
Secured short-term loan	—	400	400
Secured borrowings	677	1,605	213
Long-term debt, including current portion:
Notes and debentures outstanding	1,989	2,564	2,913
Capitalized lease obligations	206	280	272
Total borrowings	$2,881	$4,940	$3,800
The fair value of long-term debt, excluding capitalized lease obligations, was $2.2 billion at October 31, 2015, $2.3 billion at November 1, 2014 and $2.9 billion at January 31, 2015. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 4 to the Condensed Consolidated Financial Statements.
Debt Repurchase Authorization
During the second quarter of 2015, the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $1.0 billion of our outstanding indebtedness in open market or privately negotiated transactions, superseding the previously disclosed debt repurchase authorization from 2005.
On August 3, 2015, the Company commenced a tender offer (the "Offer") to purchase for cash up to $1.0 billion principal amount of its outstanding 6 5/8% Senior Secured Notes Due 2018 (the "Senior Secured Notes"), which expired on August 28, 2015. Approximately $936 million principal amount of the Senior Secured Notes were validly tendered and not validly withdrawn in the Offer, including $165 million by ESL and $110 million by the Company's domestic pension plan. Holders who validly tendered and did not validly withdraw Senior Secured Notes at or prior to the early tender date of August 14, 2015 received total consideration of $990 per $1,000 principal amount of Senior Secured Notes that were accepted for purchase, which included an early tender payment of $30 per

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

$1,000 principal amount of Senior Secured Notes accepted for purchase, plus accrued and unpaid interest up to, but excluding, the settlement date. Holders who validly tendered and did not validly withdraw Senior Secured Notes after the early tender date but at or prior to the expiration date of August 28, 2015 received total consideration of $960 per $1,000 principal amount of Senior Secured Notes accepted for purchase, plus accrued and unpaid interest up to, but excluding, the settlement date.
We accounted for the Offer in accordance with accounting standards applicable to extinguishment of liabilities and debt modifications and extinguishments. Accordingly, we de-recognized the net carrying amount of Senior Secured Notes of $929 million (comprised of the principal amount of $936 million, offset by unamortized debt issuance costs and discount of $7 million), and the reacquisition cost was $929 million.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At October 31, 2015, November 1, 2014 and January 31, 2015, we had outstanding commercial paper borrowings of $9 million, $91 million and $2 million, respectively.
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
On February 25, 2015, we entered into an agreement effective February 28, 2015, to amend and extend the $400 million secured short-term loan. Under the terms of the amendment, we repaid $200 million of the $400 million on March 2, 2015 and the remaining $200 million on June 1, 2015, resulting in no balance outstanding at October 31, 2015. At January 31, 2015, the outstanding balance of the Loan was $400 million.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on substantially all of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility is guaranteed by all domestic subsidiaries of Holdings that own inventory or credit card or pharmacy receivables. The Revolving Facility also permits aggregate second lien indebtedness of up to $2.0 billion, of which $304 million in second lien notes were outstanding at October 31, 2015, resulting in $1.7 billion of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either (1) LIBOR (subject to a 1.00% LIBOR floor) or (2) the highest of (x) the prime rate of the bank acting as agent of the syndicate of lenders, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% (the highest of (x), (y) and (z), the "Base Rate"), plus an applicable margin for LIBOR loans of 4.50% and for Base Rate loans of 3.50%. Currently, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing June 30, 2018. Additionally, the Borrowers are required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Amended Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility. At October 31, 2015, November 1, 2014 and January 31, 2015, respectively, we had borrowings of $983 million, $993 million and $990 million under the Term Loan, and carrying value, net of the remaining discount, of $977 million, $985 million and $983 million.
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
At October 31, 2015, November 1, 2014 and January 31, 2015, we had $677 million, $1.6 billion and $213 million, respectively, of Revolving Facility borrowings and $654 million, $671 million and $667 million, respectively, of letters of credit outstanding under the Revolving Facility. At October 31, 2015, November 1, 2014 and January 31, 2015, the amount available to borrow under the Revolving Facility was $963 million, $234 million and $808 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
Senior Secured Notes
In October 2010, we sold $1.0 billion aggregate principal amount of senior secured notes (the "Senior Secured Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Senior Secured Notes, the Company sold $250 million aggregate principal amount of Senior Secured Notes to the Company's domestic pension plan in a private placement, none of which remain in the domestic pension plan as a result of the Offer discussed above. The Senior Secured Notes are guaranteed by certain

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the "Collateral"). The lien that secures the Senior Secured Notes is junior in priority to the lien on such assets that secures obligations under the Amended Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Senior Secured Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding Senior Secured Notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Senior Secured Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the Senior Secured Notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Senior Secured Notes at a premium based on the "Treasury Rate" as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Senior Secured Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended. As discussed above, the Company completed the Offer for $936 million principal amount of its outstanding Senior Secured Notes. The carrying value of Senior Secured Notes, net of the remaining discount, was $304 million, $1.2 billion, and $1.2 billion at October 31, 2015, November 1, 2014, and January 31, 2015, respectively.
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
We accounted for the Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Senior Unsecured Notes based on the relative fair values of the Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 4. The discount is being amortized over the life of the Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $5 million of the discount was amortized during 2014, resulting in a remaining discount of approximately $273 million at January 31, 2015. The carrying value of the Senior Unsecured Notes net of the remaining discount was approximately $352 million at January 31, 2015. Approximately $25 million of the discount was amortized during the 39-week period ended October 31, 2015, resulting in a remaining discount of approximately $248 million at October 31, 2015. The book value of the Senior Unsecured Notes net of the remaining discount was approximately $377 million at October 31, 2015.

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
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit ("REMIC"). The real estate associated with 125 Full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued to wholly owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the "REMIC Securities") that are secured by the mortgages and collateral assignments of the store leases. Payments to the holders on the REMIC Securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion (the "KCD Securities") were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to the holders on the KCD Securities are funded by the royalty payments. The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. In the fourth quarter of fiscal 2013, Holdings contributed all of the outstanding capital stock of Sears Re to SRe Holding Corporation, a direct wholly owned subsidiary of Holdings. Sears Re thereafter reduced its excess statutory capital through the distribution of all REMIC Securities held by it to SRe Holding Corporation. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly owned consolidated subsidiaries. At October 31, 2015, November 1, 2014 and January 31, 2015, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.6 billion at October 31, 2015, and approximately $0.7 billion at both November 1, 2014 and January 31, 2015.
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
NOTE 3—DERIVATIVE FINANCIAL INSTRUMENTS
We primarily used derivatives as a risk management tool to decrease our exposure to fluctuations in the foreign currency market, and do not use derivative financial instruments for trading or speculative purposes. Prior to de-consolidation, we were exposed to fluctuations in foreign currency exchange rates as a result of our net investment in Sears Canada. Further, Sears Canada was exposed to fluctuations in foreign currency exchange rates due to inventory purchase contracts denominated in U.S. dollars. We had no material outstanding derivatives at October 31, 2015, November 1, 2014 or January 31, 2015. The gains on hedging activity were not material for the 13-and 39-week periods ended November 1, 2014.
Hedges of Net Investment in Sears Canada
During the 13-week period ended November 1, 2014, we entered into foreign currency forward contracts with a total Canadian notional value of $300 million. These contracts were designated and qualify as hedges of the foreign currency exposure of our net investment in Sears Canada. On October 16, 2014, we settled foreign currency forward

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

contracts with a total Canadian notional value of $187 million and de-designated the remaining contracts with a total Canadian notional value of $113 million as hedges, which were settled on October 27, 2014.
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
We settled foreign currency forward contracts during the 13-week and 39-week periods ended November 1, 2014 and received a net amount of $8 million relative to these contract settlements.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Accounts receivable, merchandise payables, short-term borrowings, accrued liabilities, cash and domestic cash equivalents are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our long-term debt is disclosed in Note 2. The following tables provide the fair value measurement amounts for other financial assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value at October 31, 2015, November 1, 2014 and January 31, 2015:

millions	Total Fair Value Amounts at October 31, 2015	Level 1	Level 2	Level 3
Equity method investments(1)	$86	$86	$—	$—

millions	Total Fair Value Amounts at November 1, 2014	Level 1	Level 2	Level 3
Equity method investments(1)	$225	$225	$—	$—

millions	Total Fair Value Amounts at January 31, 2015	Level 1	Level 2	Level 3
Equity method investments(1)	$111	$111	$—	$—
__________________

(1)	Included within Other assets on the Condensed Consolidated Balance Sheets.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Condensed Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, we measure the impairment and adjust the carrying value. With the exception of the fixed asset impairments described in Note 5, we had no significant remeasurements of such assets or liabilities to fair value during the 13- and 39-week periods ended October 31, 2015 and November 1, 2014.
NOTE 5—STORE CLOSING CHARGES, SEVERANCE COSTS, IMPAIRMENTS AND REAL ESTATE TRANSACTIONS
Store Closings and Severance
During the 13-week period ended October 31, 2015, we closed 11 stores in our Kmart segment and three stores in our Sears Domestic segment we previously announced would close. During the 39-week period ended October 31, 2015, we closed 27 stores in our Kmart segment and nine stores in our Sears Domestic segment we previously announced would close. We made the decision to close nine stores in our Kmart segment and two stores in our Sears Domestic segment during the 13-week period ended October 31, 2015, and 31 stores in our Kmart segment and nine stores in our Sears Domestic segment during the 39-week period ended October 31, 2015.
During the 13-week period ended November 1, 2014, we closed 27 stores in our Kmart segment and six stores in our Sears Domestic segment we previously announced would close. During the 39-week period ended November 1, 2014, we closed 102 stores in our Kmart segment and 27 stores in our Sears Domestic segment we previously announced would close. We made the decision to close 73 stores in our Kmart segment and 37 stores in our Sears Domestic segment during the 13-week period ended November 1, 2014, and 113 stores in our Kmart segment and 43 stores in our Sears Domestic segment during the 39-week period ended November 1, 2014.
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that we believe can be realized through sub-leasing the leased space.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Store closing costs and severance recorded for the 13- and 39-week periods ended October 31, 2015 and November 1, 2014 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$5	$—	$(5)	$1	$—	$1
Sears Domestic	1	—	(3)	—	—	(2)
Total for the 13-week period ended October 31, 2015	$6	$—	$(8)	$1	$—	$(1)

Kmart	$31	$6	$—	$11	$2	$50
Sears Domestic	10	3	1	6	4	24
Sears Canada	—	1	—	—	—	1
Total for the 13-week period ended November 1, 2014	$41	$10	$1	$17	$6	$75

Kmart	$14	$2	$22	$4	$—	$42
Sears Domestic	3	2	(12)	1	2	(4)
Total for the 39-week period ended October 31, 2015	$17	$4	$10	$5	$2	$38

Kmart	$46	$10	$11	$17	$5	$89
Sears Domestic	12	5	3	7	12	39
Sears Canada	1	10	5	—	—	16
Total for the 39-week period ended November 1, 2014	$59	$25	$19	$24	$17	$144
_____________

(1)	Recorded within Cost of sales, buying and occupancy on the Condensed Consolidated Statements of Operations.

(2)
Recorded within Selling and administrative on the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)
Costs for the 13- and 39-week periods ended October 31, 2015, and the 13-week period ended November 1, 2014 are recorded within Depreciation and amortization on the Condensed Consolidated Statement of Operations. Costs for the 39-week period ended November 1, 2014 include $10 million recorded within Impairment charges and $7 million recorded within Depreciation and amortization on the Condensed Consolidated Statement of Operations.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Store closing cost accruals of $158 million, $153 million and $207 million at October 31, 2015, November 1, 2014 and January 31, 2015, respectively, were as follows:

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at November 1, 2014	$22	$112	$19	$153
Store closing costs	31	55	(4)	82
Payments/utilizations	(10)	(11)	(7)	(28)
Balance at January 31, 2015	43	156	8	207
Store closing costs	4	12	5	21
Payments/utilizations	(19)	(42)	(9)	(70)
Balance at October 31, 2015	$28	$126	$4	$158
Long-Lived Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, we performed an impairment test of certain of our long-lived assets due to events and changes in circumstances during the 13- and 39-week periods ended October 31, 2015 that indicated an impairment might have occurred. As a result of impairment testing, the Company recorded impairment charges of $17 million, of which $7 million and $10 million were recorded within the Sears Domestic and Kmart segments, respectively, during the 13-week period ended October 31, 2015, and $71 million, of which $59 million and $12 million were recorded within the Sears Domestic and Kmart segments, respectively, during the 39-week period ended October 31, 2015.
As a result of impairment testing, triggered by a decline in operating performance at certain locations within the Sears Canada segment, the Company recorded impairment charges of $15 million during the 39-week period ended November 1, 2014 within the Sears Canada segment.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
The initial amount of aggregate annual base rent under the Master Leases is $134 million for the REIT properties and $42 million for the JV properties, with increases of 2% per year beginning in the second lease year for the REIT properties and in the fourth lease year for the JV properties. Holdings recorded rent expense of $27 million and $43 million, respectively, in Cost of sales, buying and occupancy for the 13- and 39-week periods ended October 31, 2015. Rent expense consists of straight-line rent expense of $50 million and $73 million, respectively, offset by amortization of a deferred gain on sale-leaseback of $23 million and $30 million, respectively, for the 13- and 39-week periods ended October 31, 2015. For the 13- and 39-week periods ended October 31, 2015, rent expense of $23 million and $38 million, respectively, (consisting of straight-line rent expense of $41 million and $62 million, respectively, offset by amortization of a deferred gain on sale-leaseback of $18 million and $24 million, respectively) was recorded in our Sears Domestic segment, and rent expense of $4 million and $5 million, respectively (consisting of straight-line rent expense of $9 million and $11 million, respectively, offset by amortization of a deferred gain on sale-leaseback of $5 million and $6 million, respectively), was recorded in our Kmart segment.
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
With the exception of the four properties that have continuing involvement, in accordance with accounting standards related to sale-leaseback transactions, Holdings recognized any loss on sale immediately, any gain on sale in excess of the present value of minimum lease payments immediately, and any remaining gain was deferred and will be recognized in proportion to the related rent expense over the lease term. Holdings received aggregate net proceeds of $3.1 billion for the Seritage transaction and JV transactions. The carrying amount of Property and equipment, net and lease balances related to third-party leases that were assigned to Seritage and the JVs was $1.5 billion at July 7, 2015, of which $1.3 billion was recorded in our Sears Domestic segment and $175 million in our Kmart segment. Accordingly, during the second quarter of 2015, Holdings recognized an immediate net gain of $508 million within Gain on sales of assets on the Condensed Consolidated Statement of Operations for the 39-week period ended October 31, 2015, comprised of a gain of $625 million for the amount of gain on sale in excess of the present value

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

of minimum lease payments, offset by a loss of $117 million for properties where the fair value was less than the carrying value and the write-off of lease balances related to third-party leases that were assigned to Seritage and the JVs. For the 39-week period ended October 31, 2015, an immediate net gain of $371 million (comprised of a gain of $471 million and loss of $100 million) was recorded in our Sears Domestic segment, and an immediate net gain of $137 million (comprised of a gain of $154 million and loss of $17 million) was recorded in our Kmart segment. The remaining gain of $894 million was deferred and will be recognized in proportion to the related rent expense, which is a component of Cost of sales, buying and occupancy, on the Condensed Consolidated Statement of Operations, over the lease term. At October 31, 2015, $89 million of the deferred gain on sale-leaseback is classified as current within Other current liabilities and $775 million is classified as long-term as Deferred gain on sale-leaseback on the Condensed Consolidated Balance Sheets.
Holdings accounted for the four properties that have continuing involvement as a financing transaction in accordance with accounting standards related to sale-leaseback transactions. Accordingly, Holdings recorded a sale-leaseback financing obligation of $164 million, which is classified as long-term as Sale-leaseback financing obligation on the Condensed Consolidated Balance Sheet at October 31, 2015. The decrease in the sale-leaseback financing obligation from $426 million at May 2, 2015 to $164 million at October 31, 2015 represents a noncash change. We continued to report the real property assets of $51 million at October 31, 2015 on our Condensed Consolidated Balance Sheets, which are included in our Sears Domestic segment.
The obligation for future minimum lease payments at October 31, 2015 for the four properties that have continuing involvement is $105 million over the 10 year lease term, and is $10 million for each of 2016, 2017, 2018, and 2019, respectively, and $11 million for 2020. This obligation for future minimum lease payments includes $60 million of rent on behalf of a third-party tenant over the 10 year lease term. We will no longer have the obligation to pay rent on behalf of the third-party tenant when it commences rent payments to the JVs, which we expect to occur within one to two years.
During the 13-week period ended October 31, 2015, we recorded gains on the sales of assets of $83 million recognized on the sale of one Sears Full-line store for which we received $102 million of cash proceeds, $90 million of which was received during the third quarter of 2014. As the leaseback ended and the remaining cash proceeds of $12 million were received during the 13-week period ended October 31, 2015, we recognized the gain that had previously been deferred. During the 39-week period ended October 31, 2015, we also recorded gains on the sales of assets of $86 million recognized on the sale of two Sears Full-line stores for which we received $96 million of cash proceeds, and $10 million recognized on the surrender and early termination of one Kmart store lease. In connection with one of the Sears Full-line stores, we entered into a leaseback agreement for up to six months. We determined that we have surrendered substantially all of our rights and obligations, and, therefore, immediate gain recognition is appropriate on these transactions.
During the 39-week period ended November 1, 2014, we recorded gains on the sales of assets of $148 million in connection with real estate transactions, which included a gain of $42 million recognized on the sale of two Sears Full-line stores for which we received $64 million of cash proceeds, a gain of $13 million recognized on the sale of a distribution facility in our Sears Domestic segment for which we received $16 million of cash proceeds and a gain of $10 million recognized on sale of a Kmart store for which we received $10 million of cash proceeds.
Additionally, during the 39-week period ended November 1, 2014, we recorded investment income of $35 million related to the sale of joint venture interests for which Sears Canada received $65 million ($71 million Canadian) in cash proceeds.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 6—EQUITY
Earnings per Share
The following table sets forth the components used to calculate basic and diluted loss per share attributable to Holdings' shareholders. During the 13- and 39-week period ended October 31, 2015, warrants, restricted stock awards and restricted stock units, totaling 1.4 million shares and 6.7 million shares, respectively, were not included in the computation of diluted loss per share attributable to Holdings' shareholders because the effect of their inclusion would have been antidilutive. During both the 13- and 39-week periods ended November 1, 2014, restricted stock awards and restricted stock units, totaling 0.1 million shares, were not included in the computation of diluted loss per share attributable to Holdings' shareholders because the effect of their inclusion would have been antidilutive.

	13 Weeks Ended		39 Weeks Ended
millions, except earnings per share	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Basic weighted average shares	106.6	106.4	106.5	106.3
Diluted weighted average shares	106.6	106.4	106.5	106.3

Net loss attributable to Holdings' shareholders	$(454)	$(548)	$(549)	$(1,523)

Loss per share attributable to Holdings' shareholders:
Basic	$(4.26)	$(5.15)	$(5.15)	$(14.33)
Diluted	$(4.26)	$(5.15)	$(5.15)	$(14.33)
Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	October 31, 2015	November 1, 2014	January 31, 2015
Pension and postretirement adjustments (net of tax of $(296) for all periods presented)	$(1,832)	$(893)	$(2,028)
Currency translation adjustments (net of tax of $0 for all periods presented)	(2)	(2)	(2)
Accumulated other comprehensive loss	$(1,834)	$(895)	$(2,030)
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

	13 Weeks Ended October 31, 2015			13 Weeks Ended November 1, 2014
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income (loss)
Pension and postretirement adjustments(1)	$65	$—	$65	$30	$—	$30
Currency translation adjustments	—	—	—	(11)	—	(11)
Sears Canada de-consolidation	—	—	—	(186)	—	(186)
Total other comprehensive income (loss)	$65	$—	$65	$(167)	$—	$(167)

	39 Weeks Ended October 31, 2015			39 Weeks Ended November 1, 2014
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income (loss)
Pension and postretirement adjustments(1)	$196	$—	$196	$98	$(3)	$95
Deferred loss on derivatives	—	—	—	(2)	—	(2)
Currency translation adjustments	—	—	—	4	(1)	3
Sears Canada de-consolidation	—	—	—	(186)	—	(186)
Total other comprehensive income (loss)	$196	$—	$196	$(86)	$(4)	$(90)

(1)	Included in the computation of net periodic benefit expense. See Note 7 to the Condensed Consolidated Financial Statements.
Common Share Repurchase Program
During the 13- and 39-week periods ended October 31, 2015 and November 1, 2014, we did not repurchase any shares of our common stock under our common share repurchase program. At October 31, 2015, we had approximately $504 million of remaining authorization under our common share repurchase program.
The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

Issuance of Warrants to Purchase Common Stock
On November 21, 2014, the Company issued an aggregate of approximately 22 million warrants pursuant to the exercise of rights in the rights offering for $625 million in aggregate principal amount of 8% Senior Unsecured Notes due 2019 and warrants to purchase shares of its common stock. The exercise price and the number of shares of common stock issuable upon exercise of a warrant are both subject to adjustment in certain circumstances. As of October 31, 2015, each warrant, when exercised, will entitle the holder thereof to purchase 1.11 shares of the Company's common stock at an exercise price of $25.686 per share under the terms of the warrant agreement, adjusted from the previously disclosed one share of Company common stock at an exercise price of $28.41 per share. The exercise price is payable in cash or by surrendering 8% Senior Unsecured Notes due 2019 with a principal amount at least equal to the exercise price. The warrants may be exercised at any time after November 24, 2014. Unless earlier exercised, the warrants will expire on December 15, 2019.
We accounted for the warrants in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, the warrants have been classified as Capital in excess of par value on the Condensed Consolidated Balance Sheet based on the relative fair value of the warrants and the related 8% Senior Unsecured Notes due 2019 at the time of issuance. The fair value of the warrants and the

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

related 8% Senior Unsecured Notes due 2019 was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 4.
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

	13 Weeks Ended		39 Weeks Ended
millions	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Components of net periodic expense:
Interest cost	$54	$68	$162	$219
Expected return on plan assets	(62)	(75)	(187)	(244)
Amortization of experience losses	65	30	196	92
Net periodic expense	$57	$23	$171	$67
Contributions
During the 13- and 39-week periods ended October 31, 2015, we made total contributions of $117 million and $246 million, respectively, to our pension and postretirement plans. During the 13- and 39-week periods ended November 1, 2014, we made total contributions of $161 million and $366 million, respectively, to our pension and postretirement plans. We anticipate making aggregate contributions to our defined benefit and postretirement plans of approximately $71 million over the remainder of 2015.
NOTE 8—INCOME TAXES
We had gross unrecognized tax benefits of $142 million at October 31, 2015, $120 million at November 1, 2014 and $131 million at January 31, 2015. Of the amount at October 31, 2015, $92 million, would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13-week period ended October 31, 2015, gross unrecognized tax benefits increased by $4 million due to state activity. During the 39-week period ended October 31, 2015, gross unrecognized tax benefits increased by $11 million. During the 13-week period ended November 1, 2014, gross unrecognized tax benefits decreased by $21 million. During the 39-week period ended November 1, 2014, gross unrecognized tax benefits decreased by $29 million due to the Lands' End spin-off and Sears Canada's de-consolidation. We expect that our unrecognized tax benefits could decrease by as much as $6 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At October 31, 2015, November 1, 2014 and January 31, 2015, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $56 million ($37 million net of federal benefit), $48 million ($31 million net of federal benefit), and $49 million ($32 million net of federal benefit), respectively. The total amount of net interest expense recognized as part of Income tax expense in our Condensed Consolidated Statements of Operations was $2 million (net of federal benefit) and $5 million (net of federal benefit), respectively, for the 13- and 39-week periods ended October 31, 2015. We recognized a negligible net interest benefit (net of federal benefit) and $3 million net interest expense (net of federal benefit), respectively, for the 13- and 39-week periods ended November 1, 2014.
We file income tax returns in both the United States and various foreign jurisdictions. The U.S. Internal Revenue Service ("IRS") has completed its examination of all federal tax returns of Holdings through the 2009 return, and all

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

matters arising from such examinations have been resolved. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2002 through 2013, and Kmart is under examination by such jurisdictions for the years 2006 through 2013.
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
In connection with the sale-leaseback transaction with Seritage in the second quarter of 2015, along with the Simon Property Group, Inc., General Growth Properties, Inc., and The Macerich Company joint venture transactions in the first quarter of 2015, the Company realized a tax benefit of $229 million on the deferred taxes related to the indefinite-life assets associated with the property sold in the transaction with Seritage and respective joint venture transactions. In addition, the Company incurred a taxable gain of approximately $2.2 billion, taking into account any related party loss disallowance, on these transactions. There was no federal income tax payable resulting from the taxable gain due to the utilization of NOL tax attributes of approximately $856 million with a valuation allowance release of the same amount. However, there was a minor amount of state and city income tax payable of $5 million after the utilization of state and city tax attributes.  As a result of all the effects from these transactions, the net valuation allowance release was approximately $500 million.
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
The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. As such, for the 13-week period ended October 31, 2015, our effective income tax rate was an expense of 3.2%. Our tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the 13-week period ended October 31, 2015 was negatively impacted by foreign branch taxes and state income taxes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 9—SUMMARY OF SEGMENT DATA
These reportable segment classifications are based on our business formats, as described in Note 1. The Kmart format represents both an operating and reportable segment. As a result of the de-consolidation of Sears Canada as described in Note 1, Sears Canada is no longer an operating or reportable segment. The Sears Domestic reportable segment consists of the aggregation of several business formats. These formats are evaluated by our Chief Operating Decision Maker ("CODM") to make decisions about resource allocation and to assess performance.
Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States and Canada. The merchandise and service categories are as follows:

(i)	Hardlines—consists of home appliances, consumer electronics, lawn & garden, tools & hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women's, men's, kids', footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore;

(iv)	Service—includes repair, installation and automotive service and extended contract revenue; and

(v)	Other—includes revenues earned in connection with our agreements with SHO and Lands' End, as well as credit revenues and licensed business revenues.

	13 Weeks Ended October 31, 2015
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services
Hardlines	$620	$1,832	$2,452
Apparel and Soft Home	701	639	1,340
Food and Drug	915	1	916
Service	3	538	541
Other	8	493	501
Total merchandise sales and services	2,247	3,503	5,750
Costs and expenses
Cost of sales, buying and occupancy	1,774	2,714	4,488
Selling and administrative	585	1,045	1,630
Depreciation and amortization	17	77	94
Impairment charges	10	7	17
Gain on sales of assets	(12)	(85)	(97)
Total costs and expenses	2,374	3,758	6,132
Operating loss	$(127)	$(255)	$(382)
Total assets	$3,655	$9,114	$12,769
Capital expenditures	$10	$56	$66

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	13 Weeks Ended November 1, 2014
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$793	$2,029	$327	$3,149
Apparel and Soft Home	842	770	255	1,867
Food and Drug	1,050	2	—	1,052
Service	5	574	20	599
Other	17	514	9	540
Total merchandise sales and services	2,707	3,889	611	7,207
Costs and expenses
Cost of sales, buying and occupancy	2,147	3,002	457	5,606
Selling and administrative	708	1,131	172	2,011
Depreciation and amortization	25	110	13	148
Gain on sales of assets	(24)	(44)	—	(68)
Total costs and expenses	2,856	4,199	642	7,697
Operating loss	$(149)	$(310)	$(31)	$(490)
Total assets	$4,259	$10,910	$—	$15,169
Capital expenditures	$11	$52	$13	$76

	39 Weeks Ended October 31, 2015
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services
Hardlines	$1,986	$5,704	$7,690
Apparel and Soft Home	2,274	1,917	4,191
Food and Drug	2,749	5	2,754
Service	10	1,619	1,629
Other	43	1,536	1,579
Total merchandise sales and services	7,062	10,781	17,843
Costs and expenses
Cost of sales, buying and occupancy	5,562	8,066	13,628
Selling and administrative	1,802	3,203	5,005
Depreciation and amortization	56	274	330
Impairment charges	12	59	71
Gain on sales of assets	(173)	(557)	(730)
Total costs and expenses	7,259	11,045	18,304
Operating loss	$(197)	$(264)	$(461)
Total assets	$3,655	$9,114	$12,769
Capital expenditures	$21	$131	$152

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	39 Weeks Ended November 1, 2014
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services
Hardlines	$2,502	$6,542	$1,100	$10,144
Apparel and Soft Home	2,728	2,562	880	6,170
Food and Drug	3,234	6	—	3,240
Service	13	1,770	77	1,860
Other	50	1,604	31	1,685
Total merchandise sales and services	8,527	12,484	2,088	23,099
Costs and expenses
Cost of sales, buying and occupancy	6,790	9,552	1,586	17,928
Selling and administrative	2,128	3,487	603	6,218
Depreciation and amortization	72	334	49	455
Impairment charges	2	8	15	25
(Gain) loss on sales of assets	(76)	(73)	1	(148)
Total costs and expenses	8,916	13,308	2,254	24,478
Operating loss	$(389)	$(824)	$(166)	$(1,379)
Total assets	$4,259	$10,910	$—	$15,169
Capital expenditures	$31	$139	$32	$202
NOTE 10—SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at October 31, 2015, November 1, 2014 and January 31, 2015 consisted of the following:

millions	October 31, 2015	November 1, 2014	January 31, 2015
Unearned revenues	$703	$754	$739
Self-insurance reserves	604	688	611
Other	504	388	499
Total	$1,811	$1,830	$1,849
NOTE 11—LEGAL PROCEEDINGS
We are a defendant in several lawsuits containing class or collective action allegations in which the plaintiffs are current and former hourly and salaried associates who allege violations of various wage and hour laws, rules and regulations pertaining to alleged misclassification of certain of our employees and the failure to pay overtime and/or the failure to pay for missed meal and rest periods. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Further, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We also are a defendant in several putative or certified class action lawsuits in California relating to alleged failure to comply with California laws pertaining to certain operational, marketing, pricing and payroll practices. The California laws alleged to have been violated in each of these lawsuits provide the potential for significant statutory penalties. At this time, the Company is not able to either predict the outcome of these lawsuits or reasonably estimate a potential range of loss with respect to the lawsuits.
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
In May and June of 2015, four shareholder lawsuits were filed in the Delaware Chancery Court, which have since been consolidated into a single action. A consolidated complaint has been filed, naming Holdings, the members of our Board of Directors, ESL Investments, Inc., Seritage, our CEO, and another large shareholder of Holdings, alleging, among other things, breaches of fiduciary duties in connection with the Seritage transaction. Among other forms of relief, the plaintiffs are currently seeking damages in unspecified amounts and equitable relief related to the Seritage transaction. The Company believes that the Seritage transaction has provided substantial benefits to Holdings and its shareholders and believes further that the plaintiffs' claims are legally without merit. Holdings intends to contest these lawsuits vigorously.
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
NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS
Presentation of Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with discounts or premiums. In August 2015, the FASB issued an accounting standards update which adds paragraphs about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, and allows for the presentation of debt issuance costs as an asset regardless of whether or not there is an outstanding balance on the line-of-credit arrangement. These updates will be effective for the Company in the first quarter of 2016, and early adoption of the updates is permitted. The adoption of the new standards is not expected to have a material impact on the Company's consolidated financial position, results of operations, cash flows or disclosures.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 13—RELATED PARTY DISCLOSURE
Investment of Surplus Cash
Our Board has delegated authority to direct investment of our surplus cash to Mr. Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on our behalf, other than Mr. Lampert's compensation as our Chief Executive Officer. ESL owned approximately 49% of our outstanding common stock at October 31, 2015 (excluding shares of common stock that ESL may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
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
Unsecured Commercial Paper
During the 39-week periods ended October 31, 2015 and November 1, 2014, ESL and its affiliates held unsecured commercial paper issued by SRAC, an indirect wholly owned subsidiary of Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate, and principal amount outstanding for this commercial paper was 32.0 days, 4.55% and $12 million and 18.8 days, 3.68% and $33 million, respectively, during the 39-week periods ended October 31, 2015 and November 1, 2014. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2015 was $100 million and $0.4 million of interest was paid by SRAC to ESL during the 39-week period ended October 31, 2015. The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
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
During 2014, the Borrowers paid an upfront fee of $7 million, an extension fee of $2 million and interest of $5.6 million to the Lender. On February 25, 2015, we entered into an agreement effective February 28, 2015, to amend and extend the $400 million secured short-term loan. Under the terms of the amendment, we repaid $200 million of the $400 million on March 2, 2015 and the remaining $200 million on June 1, 2015. At November 1, 2014 and January 31, 2015, the outstanding balance of the Loan was $400 million. During the 39-week period ended

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

October 31, 2015, the Borrowers paid interest of $5.9 million to the Lender. See Note 2 for additional information regarding the Loan.
Senior Secured Notes and Subsidiary Notes
At October 31, 2015, Mr. Lampert and ESL held an aggregate of approximately $11 million of principal of the Company's Senior Secured Notes. Mr. Lampert and ESL tendered approximately $165 million of the Company's Senior Secured Notes in the Offer, which is further discussed in Note 2. At each of November 1, 2014 and January 31, 2015, Mr. Lampert and ESL held an aggregate of $205 million of principal amount of the Company's Senior Secured Notes. At each of October 31, 2015, November 1, 2014 and January 31, 2015, Mr. Lampert and ESL held an aggregate of $3 million of principal amount of unsecured notes issued by SRAC (the "Subsidiary Notes").
Senior Unsecured Notes and Warrants
At October 31, 2015 and January 31, 2015, respectively, Mr. Lampert and ESL held an aggregate of $201 million and $299 million of principal amount of the Company's Senior Unsecured Notes, and 10,529,740 and 10,530,633 warrants to purchase shares of Holdings common stock.
Sears Canada
ESL owns approximately 48% of the outstanding common shares of Sears Canada (based on publicly available information as of April 7, 2015).
Lands' End
ESL owns approximately 50% of the outstanding common stock of Lands' End (based on publicly available information as of September 30, 2015). Holdings and certain of its subsidiaries entered into a transition services agreement in connection with the spin-off pursuant to which Lands' End and Holdings will provide to each other, on an interim, transitional basis, various services, which may include, but are not limited to, tax services, logistics services, auditing and compliance services, inventory management services, information technology services and continued participation in certain contracts shared with Holdings and its subsidiaries, as well as agreements related to Lands' End Shops at Sears and participation in the Shop Your Way® program.
Amounts due to or from Lands' End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands' End on at least a monthly basis. At October 31, 2015, November 1, 2014 and January 31, 2015, Holdings reported a net amount receivable from Lands' End of $4 million, $5 million and $5 million, respectively, in the Accounts receivable line of the Condensed Consolidated Balance Sheet. Amounts related to revenue from retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way® program and corporate shared services were $18 million and $20 million, respectively, for the 13-week periods ended October 31, 2015 and November 1, 2014, and $52 million and $44 million, respectively, for the 39-week periods ended October 31, 2015 and November 1, 2014. The amounts Lands' End earned related to call center services and commissions were $2 million for each of the 13-week periods ended October 31, 2015 and November 1, 2014, and $6 million for each of the 39-week periods ended October 31, 2015 and November 1, 2014.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At October 31, 2015, November 1, 2014 and January 31, 2015, Holdings reported a net amount receivable from SHO of $85 million, $80 million and $61 million, respectively, in the Accounts receivable line of the Condensed Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $359 million and $376 million, respectively, for the 13-week periods ended October 31, 2015 and November 1, 2014, and $1.1 billion and $1.2 billion, respectively, for the 39-week periods ended October 31, 2015 and November 1, 2014. The net amounts SHO earned related to commissions were $22 million for each of the 13-week periods ended October 31, 2015 and November 1, 2014, and $71 million and $77 million, respectively, for the 39-week periods ended October 31, 2015 and November 1, 2014. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for further information related to these guarantees.
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
In connection with the Seritage transaction as described in Note 5, Holdings entered into a master lease agreement with Seritage. The initial amount of aggregate annual base rent under the master lease is $134 million for the REIT properties, with increases of 2% per year beginning in the second lease year. Holdings recorded rent expense of $22 million and $27 million, respectively, in Cost of sales, buying and occupancy for the 13- and 39-week periods ended October 31, 2015. Rent expense consists of straight-line rent expense of $37 million and $47 million, respectively, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $15 million and $20 million, respectively, for the 13- and 39-week periods ended October 31, 2015.
In addition to base rent under the Master Lease, Holdings pays monthly installment expenses for property taxes and insurance at all REIT properties where Holdings is a tenant and installment expenses for common area maintenance, utilities and other operating expenses at REIT properties that are multi-tenant locations where Holdings and other third parties are tenants. The initial amount of aggregate installment expenses under the Master Lease is $70 million, based on estimated installment expenses, and will be reconciled annually based on actual installment expenses. Holdings paid $17 million and $22 million for the 13- and 39-week periods ended October 31, 2015, respectively, recorded in Cost of sales, buying and occupancy.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Holdings and Seritage entered into a transition services agreement pursuant to which Holdings will provide certain limited services to Seritage for up to 18 months. The services include specified facilities management, accounting, treasury, tax, information technology, risk management, human resources, and related support services. Under the terms of the transition services agreement, the scope and level of the facilities management services will be substantially consistent with the scope and level of the services provided in connection with the operation of the transferred properties held by Holdings prior to the closing of the Seritage transaction. Amounts due from Seritage are generally settled on a net basis. Holdings invoices Seritage on at least a monthly basis. Revenues recognized related to the transition services agreement were not material for the 13- or 39-week period ended October 31, 2015. At October 31, 2015, Holdings reported a net amount receivable from Seritage of $8 million in the Accounts receivable line of the Condensed Consolidated Balance Sheets.
NOTE 14—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At October 31, 2015, the principal amount outstanding of the Company's 6 5/8% Senior Secured Notes due 2018 was $304 million. The Senior Secured Notes were issued in 2010 by Sears Holdings Corporation ("Parent"). The Senior Secured Notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by SRAC (the "guarantor subsidiaries"). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at October 31, 2015, November 1, 2014 and January 31, 2015, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Income (Loss) for the 13- and 39-week periods ended October 31, 2015 and November 1, 2014, and the Condensed Consolidating Statements of Cash flows for the 13- and 39-week periods ended October 31, 2015 and November 1, 2014 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. Merchandise sales and services included revenues of approximately $185 million from the Lands' End domestic business for the 39-week period ended November 1, 2014. Net loss attributable to Holdings' shareholders included net income of approximately $5 million from the Lands' End domestic business for the 39-week period ended November 1, 2014. The financial information for the domestic portion of Lands' End business is reflected within the guarantor subsidiaries balances for this period, while the international portion is reflected within the non-guarantor subsidiaries balances for this period.
On October 16, 2014, we de-consolidated Sears Canada pursuant to a rights offering transaction. Merchandise sales and services in the following condensed consolidated financial statements included revenues of approximately $611 million and $2.1 billion, respectively, for the 13- and 39-week periods ended November 1, 2014. Net loss attributable to Holdings' shareholders included net loss of approximately $86 million and $137 million, respectively, for the 13- and 39-week periods ended November 1, 2014. The financial information for Sears Canada is reflected within the non-guarantor subsidiaries balances for these periods.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

 Condensed Consolidating Balance Sheet
October 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$256	$38	$—	$294
Intercompany receivables	—	—	27,181	(27,181)	—
Accounts receivable	9	441	25	—	475
Merchandise inventories	—	6,208	—	—	6,208
Prepaid expenses and other current assets	39	611	269	(677)	242
Total current assets	48	7,516	27,513	(27,858)	7,219
Total property and equipment, net	—	1,852	816	—	2,668
Goodwill and intangible assets	—	270	2,089	—	2,359
Other assets	6	700	2,129	(2,312)	523
Investment in subsidiaries	11,328	25,701	—	(37,029)	—
TOTAL ASSETS	$11,382	$36,039	$32,547	$(67,199)	$12,769
Current liabilities
Short-term borrowings	$—	$686	$—	$—	$686
Current portion of long-term debt and capitalized lease obligations	—	69	2	—	71
Merchandise payables	—	2,295	—	—	2,295
Intercompany payables	11,987	15,194	—	(27,181)	—
Short-term deferred tax liabilities	3	427	—	(8)	422
Other current liabilities	28	2,215	1,470	(669)	3,044
Total current liabilities	12,018	20,886	1,472	(27,858)	6,518
Long-term debt and capitalized lease obligations	681	3,058	39	(1,654)	2,124
Pension and postretirement benefits	—	2,128	5	—	2,133
Deferred gain on sale-leaseback	—	775	—	—	775
Sale-leaseback financing obligation	—	164	—	—	164
Long-term deferred tax liabilities	56	—	976	(495)	537
Other long-term liabilities	—	865	1,181	(235)	1,811
Total Liabilities	12,755	27,876	3,673	(30,242)	14,062
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(1,373)	8,163	28,874	(36,964)	(1,300)
Noncontrolling interest	—	—	—	7	7
Total Equity (Deficit)	(1,373)	8,163	28,874	(36,957)	(1,293)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$11,382	$36,039	$32,547	$(67,199)	$12,769

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
November 1, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$296	$30	$—	$326
Intercompany receivables	—	—	26,681	(26,681)	—
Accounts receivable	103	409	34	—	546
Merchandise inventories	—	6,464	—	—	6,464
Prepaid expenses and other current assets	43	796	288	(872)	255
Total current assets	146	7,965	27,033	(27,553)	7,591
Total property and equipment, net	—	3,610	951	—	4,561
Goodwill and intangible assets	—	284	2,089	—	2,373
Other assets	117	433	2,535	(2,441)	644
Investment in subsidiaries	13,013	25,589	—	(38,602)	—
TOTAL ASSETS	$13,276	$37,881	$32,608	$(68,596)	$15,169
Current liabilities
Short-term borrowings	$—	$2,096	$—	$—	$2,096
Current portion of long-term debt and capitalized lease obligations	—	71	4	—	75
Merchandise payables	—	2,431	—	—	2,431
Intercompany payables	12,101	14,579	—	(26,680)	—
Short-term deferred tax liabilities	1	501	—	(21)	481
Other current liabilities	4	2,355	1,823	(851)	3,331
Total current liabilities	12,106	22,033	1,827	(27,552)	8,414
Long-term debt and capitalized lease obligations	1,238	3,668	36	(2,173)	2,769
Pension and postretirement benefits	—	1,316	4	—	1,320
Long-term deferred tax liabilities	—	—	917	(207)	710
Other long-term liabilities	—	774	1,305	(249)	1,830
Total Liabilities	13,344	27,791	4,089	(30,181)	15,043
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(68)	10,090	28,519	(38,421)	120
Noncontrolling interest	—	—	—	6	6
Total Equity (Deficit)	(68)	10,090	28,519	(38,415)	126
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$13,276	$37,881	$32,608	$(68,596)	$15,169

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended October 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$5,766	$725	$(741)	$5,750
Cost of sales, buying and occupancy	—	4,616	291	(419)	4,488
Selling and administrative	1	1,706	245	(322)	1,630
Depreciation and amortization	—	76	18	—	94
Impairment charges	—	17	—	—	17
Gain on sales of assets	—	(97)	—	—	(97)
Total costs and expenses	1	6,318	554	(741)	6,132
Operating income (loss)	(1)	(552)	171	—	(382)
Interest expense	(60)	(117)	(21)	124	(74)
Interest and investment income (loss)	(3)	8	136	(124)	17
Income (loss) before income taxes	(64)	(661)	286	—	(439)
Income tax (expense) benefit	—	33	(47)	—	(14)
Equity (deficit) in earnings in subsidiaries	(390)	138	—	252	—
Net income (loss)	(454)	(490)	239	252	(453)
Income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(454)	$(490)	$238	$252	$(454)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended November 1, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$6,638	$1,186	$(617)	$7,207
Cost of sales, buying and occupancy	—	5,272	767	(433)	5,606
Selling and administrative	—	1,958	237	(184)	2,011
Depreciation and amortization	—	116	32	—	148
Gain on sales of assets	—	(66)	(2)	—	(68)
Total costs and expenses	—	7,280	1,034	(617)	7,697
Operating income (loss)	—	(642)	152	—	(490)
Interest expense	(52)	(123)	(23)	120	(78)
Interest and investment income	91	—	126	(120)	97
Other income	—	—	2	—	2
Income (loss) before income taxes	39	(765)	257	—	(469)
Income tax (expense) benefit	—	31	(190)	—	(159)
Equity (deficit) in earnings in subsidiaries	(667)	(29)	—	696	—
Net income (loss)	(628)	(763)	67	696	(628)
Loss attributable to noncontrolling interests	—	—	—	80	80
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(628)	$(763)	$67	$776	$(548)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 39 Weeks Ended October 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$17,954	$2,160	$(2,271)	$17,843
Cost of sales, buying and occupancy	—	13,997	838	(1,207)	13,628
Selling and administrative	2	5,326	741	(1,064)	5,005
Depreciation and amortization	—	276	54	—	330
Impairment charges	—	71	—	—	71
Gain on sales of assets	—	(722)	(8)	—	(730)
Total costs and expenses	2	18,948	1,625	(2,271)	18,304
Operating income (loss)	(2)	(994)	535	—	(461)
Interest expense	(204)	(355)	(63)	373	(249)
Interest and investment income (loss)	(14)	28	332	(373)	(27)
Income (loss) before income taxes	(220)	(1,321)	804	—	(737)
Income tax (expense) benefit	—	332	(143)	—	189
Equity (deficit) in earnings in subsidiaries	(329)	342	—	(13)	—
Net income (loss)	(549)	(647)	661	(13)	(548)
Income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(549)	$(647)	$660	$(13)	$(549)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 39 Weeks Ended November 1, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$21,154	$4,238	$(2,293)	$23,099
Cost of sales, buying and occupancy	—	16,679	2,527	(1,278)	17,928
Selling and administrative	1	6,028	1,204	(1,015)	6,218
Depreciation and amortization	—	347	108	—	455
Impairment charges	—	10	15	—	25
Gain on sales of assets	—	(133)	(15)	—	(148)
Total costs and expenses	1	22,931	3,839	(2,293)	24,478
Operating income (loss)	(1)	(1,777)	399	—	(1,379)
Interest expense	(156)	(344)	(70)	349	(221)
Interest and investment income	91	18	373	(349)	133
Other income	—	—	4	—	4
Income (loss) before income taxes	(66)	(2,103)	706	—	(1,463)
Income tax (expense) benefit	—	78	(266)	—	(188)
Equity (deficit) in earnings in subsidiaries	(1,585)	145	—	1,440	—
Net income (loss)	(1,651)	(1,880)	440	1,440	(1,651)
Loss attributable to noncontrolling interests	—	—	—	128	128
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(1,651)	$(1,880)	$440	$1,568	$(1,523)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended October 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(454)	$(490)	$239	$252	$(453)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	65	—	—	65
Unrealized net gain, net of tax	—	—	27	(27)	—
Total other comprehensive income	—	65	27	(27)	65
Comprehensive income (loss)	(454)	(425)	266	225	(388)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	(1)
Comprehensive income (loss) attributable to Holdings' shareholders	$(454)	$(425)	$266	$224	$(389)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Loss
For the 13 Weeks Ended November 1, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(628)	$(763)	$67	$696	$(628)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	28	2	—	30
Currency translation adjustments, net of tax	5	—	(16)	—	(11)
Sears Canada de-consolidation	54	10	(250)	—	(186)
Unrealized net gain, net of tax	—	—	8	(8)	—
Total other comprehensive income (loss)	59	38	(256)	(8)	(167)
Comprehensive loss	(569)	(725)	(189)	688	(795)
Comprehensive loss attributable to noncontrolling interests	—	—	—	401	401
Comprehensive loss attributable to Holdings' shareholders	$(569)	$(725)	$(189)	$1,089	$(394)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 39 Weeks Ended October 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(549)	$(647)	$661	$(13)	$(548)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	196	—	—	196
Unrealized net loss, net of tax	—	—	11	(11)	—
Total other comprehensive income	—	196	11	(11)	196
Comprehensive income (loss)	(549)	(451)	672	(24)	(352)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	(1)
Comprehensive income (loss) attributable to Holdings' shareholders	$(549)	$(451)	$672	$(25)	$(353)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 39 Weeks Ended November 1, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,651)	$(1,880)	$440	$1,440	$(1,651)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	85	10	—	95
Deferred loss on derivatives, net of tax	(2)	—	—	—	(2)
Currency translation adjustments, net of tax	5	—	(2)	—	3
Sears Canada de-consolidation	54	10	(250)	—	(186)
Unrealized net gain, net of tax	—	—	120	(120)	—
Total other comprehensive income (loss)	57	95	(122)	(120)	(90)
Comprehensive income (loss)	(1,594)	(1,785)	318	1,320	(1,741)
Comprehensive loss attributable to noncontrolling interests	—	—	—	438	438
Comprehensive income (loss) attributable to Holdings' shareholders	$(1,594)	$(1,785)	$318	$1,758	$(1,303)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$249	$(2,691)	$642	$(254)	$(2,054)
Proceeds from sales of property and investments		2,703	5	—	2,708
Purchases of property and equipment		(146)	(6)	—	(152)
Net investing with Affiliates	(249)	—	(378)	627	—
Net cash provided by (used in) investing activities	(249)	2,557	(379)	627	2,556
Repayments of long-term debt	—	(1,385)	(2)	—	(1,387)
Increase in short-term borrowings, primarily 90 days or less	—	471	—	—	471
Proceeds from sale-leaseback financing	—	508	—	—	508
Debt issuance costs	—	(50)	—	—	(50)
Intercompany dividend	—		(254)	254	—
Net borrowing with Affiliates	—	627	—	(627)	—
Net cash provided by (used in) financing activities	—	171	(256)	(373)	(458)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	37	7	—	44
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	219	31	—	250
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$256	$38	$—	$294

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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2015.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of stores with 1,687 full-line and specialty retail stores in the United States, operating through Kmart and Sears. Further, we operate a number of websites under the Sears.com and Kmart.com banners which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way® connects all of the ways members shop - in store, at home, online and by phone.
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

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
With the exception of the four properties that have continuing involvement, in accordance with accounting standards related to sale-leaseback transactions, Holdings recognized any loss on sale immediately, any gain on sale in excess of the present value of minimum lease payments immediately, and any remaining gain was deferred and will be recognized in proportion to the related rent expense over the lease term. Holdings received aggregate net proceeds of $3.1 billion for the sale-leaseback transaction and JV transactions. The carrying amount of Property and equipment, net and lease balances related to third-party leases that were assigned to Seritage and the JVs was $1.5 billion at July 7, 2015, of which $1.3 billion was recorded in our Sears Domestic segment and $175 million in our Kmart segment. Accordingly, Holdings recognized an immediate net gain of $508 million within Gain on sales of assets on the Condensed Consolidated Statement of Operations in the second quarter of 2015, comprised of a gain of $625 million for the amount of gain on sale in excess of the present value of minimum lease payments, offset by a loss of $117 million for properties where the fair value was less than the carrying value and the write-off of lease balances related to third-party leases that were assigned to Seritage and the JVs. The remaining gain of $894 million was deferred and will be recognized in proportion to the related rent expense over the lease term.
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

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
CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
REVENUES
Merchandise sales and services	$5,750	$7,207	$17,843	$23,099
COSTS AND EXPENSES
Cost of sales, buying and occupancy	4,488	5,606	13,628	17,928
Gross margin dollars	1,262	1,601	4,215	5,171
Gross margin rate	21.9%	22.2%	23.6%	22.4%
Selling and administrative	1,630	2,011	5,005	6,218
Selling and administrative expense as a percentage of total revenues	28.3%	27.9%	28.1%	26.9%
Depreciation and amortization	94	148	330	455
Impairment charges	17	—	71	25
Gain on sales of assets	(97)	(68)	(730)	(148)
Total costs and expenses	6,132	7,697	18,304	24,478
Operating loss	(382)	(490)	(461)	(1,379)
Interest expense	(74)	(78)	(249)	(221)
Interest and investment income (loss)	17	97	(27)	133
Other income	—	2	—	4
Loss before income taxes	(439)	(469)	(737)	(1,463)
Income tax (expense) benefit	(14)	(159)	189	(188)
Net loss	(453)	(628)	(548)	(1,651)
(Income) loss attributable to noncontrolling interests	(1)	80	(1)	128
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(454)	$(548)	$(549)	$(1,523)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(4.26)	$(5.15)	$(5.15)	$(14.33)
Diluted loss per share	$(4.26)	$(5.15)	$(5.15)	$(14.33)
Basic weighted average common shares outstanding	106.6	106.4	106.5	106.3
Diluted weighted average common shares outstanding	106.6	106.4	106.5	106.3

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Domestic comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a benefit of approximately 30 basis points and a negative impact of approximately 40 basis points, respectively, for the 13- and 39-week periods ended October 31, 2015, and a benefit of approximately 80 basis points and 150 basis points, respectively, for the 13- and 39-week periods ended November 1, 2014. In addition, domestic comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a negative impact of approximately 30 basis points and a benefit of approximately 10 basis points, respectively, for the 13- and 39-week periods ended October 31, 2015, and a benefit of approximately 80 basis points and 10 basis points for the 13- and 39-week periods ended November 1, 2014.
Net Loss Attributable to Holdings' Shareholders, Adjusted EBITDA and Adjusted Loss per Share
We recorded a net loss attributable to Holdings' shareholders for the third quarter of $454 million, or $4.26 loss per diluted share, and $548 million, or $5.15 loss per diluted share, for 2015 and 2014, respectively. We recorded a net loss attributable to Holdings' shareholders of $549 million, or $5.15 loss per diluted share, and $1.5 billion, or $14.33 loss per diluted share, for the first nine months of 2015 and 2014, respectively.
In addition to our net loss determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") measurement as well as Adjusted Earnings per Share ("Adjusted EPS").
Adjusted EBITDA is computed as net loss attributable to Sears Holdings Corporation appearing on the Condensed Consolidated Statements of Operations excluding (income) loss attributable to noncontrolling interests, income tax (expense) benefit, interest expense, interest and investment income (loss), other income, depreciation and amortization and gain on sales of assets. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Adjusted EBITDA was determined as follows:

	13 Weeks Ended		39 Weeks Ended
millions	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net loss attributable to Holdings per statement of operations	$(454)	$(548)	$(549)	$(1,523)
Income (loss) attributable to noncontrolling interests	1	(80)	1	(128)
Income tax expense (benefit)	14	159	(189)	188
Interest expense	74	78	249	221
Interest and investment (income) loss	(17)	(97)	27	(133)
Other income	—	(2)	—	(4)
Operating loss	(382)	(490)	(461)	(1,379)
Depreciation and amortization	94	148	330	455
Gain on sales of assets	(97)	(68)	(730)	(148)
Before excluded items	(385)	(410)	(861)	(1,072)

Closed store reserve and severance	(1)	70	36	138
Domestic pension expense	58	22	172	67
Other(1)	2	9	(87)	9
Amortization of deferred Seritage gain	(23)	—	(30)	—
Impairment charges	17	—	71	25
Adjusted EBITDA	(332)	(309)	(699)	(833)

Lands' End separation	—	—	—	(10)
Adjusted EBITDA as defined(2)	$(332)	$(309)	$(699)	$(843)

Sears Canada segment	—	13	—	71
Domestic Adjusted EBITDA as defined(2)	$(332)	$(296)	$(699)	$(772)

Seritage/JV rent	52	—	78	—
Domestic Adjusted EBITDA as defined(2) excluding Seritage/JV rent	$(280)	$(296)	$(621)	$(772)
(1) Consists of one-time credits from vendors, expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.
(2) Adjusted to reflect the results of the Lands' End and Sears Canada businesses that were included in our results of operations prior to the separation/disposition.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	October 31, 2015			November 1, 2014
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating loss per statement of operations	$(127)	$(255)	$(382)	$(149)	$(310)	$(31)	$(490)
Depreciation and amortization	17	77	94	25	110	13	148
Gain on sales of assets	(12)	(85)	(97)	(24)	(44)	—	(68)
Before excluded items	(122)	(263)	(385)	(148)	(244)	(18)	(410)

Domestic pension expense	—	58	58	—	22	—	22
Closed store reserve and severance	1	(2)	(1)	48	20	2	70
Other(1)	1	1	2	3	3	3	9
Amortization of deferred Seritage gain	(5)	(18)	(23)	—	—	—	—
Impairment charges	10	7	17	—	—	—	—
Adjusted EBITDA	$(115)	$(217)	$(332)	$(97)	$(199)	$(13)	$(309)
% to revenues	(5.1)%	(6.2)%	(5.8)%	(3.6)%	(5.1)%	(2.1)%	(4.3)%

	39 Weeks Ended
	October 31, 2015			November 1, 2014
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating loss per statement of operations	$(197)	$(264)	$(461)	$(389)	$(824)	$(166)	$(1,379)
Depreciation and amortization	56	274	330	72	334	49	455
(Gain) loss on sales of assets	(173)	(557)	(730)	(76)	(73)	1	(148)
Before excluded items	(314)	(547)	(861)	(393)	(563)	(116)	(1,072)

Domestic pension expense	—	172	172	—	67	—	67
Closed store reserve and severance	42	(6)	36	84	27	27	138
Other(1)	9	(96)	(87)	3	3	3	9
Amortization of deferred Seritage gain	(6)	(24)	(30)	—	—	—	—
Impairment charges	12	59	71	2	8	15	25
Adjusted EBITDA	(257)	(442)	(699)	(304)	(458)	(71)	(833)

Lands' End separation	—	—	—	—	(10)	—	(10)
Adjusted EBITDA as defined(2)	$(257)	$(442)	$(699)	$(304)	$(468)	$(71)	$(843)
% to revenues(3)	(3.6)%	(4.1)%	(3.9)%	(3.6)%	(3.8)%	(3.4)%	(3.7)%
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

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

	13 Weeks Ended		39 Weeks Ended
millions	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Components of net periodic expense:
Interest cost	$53	$55	$158	$166
Expected return on plan assets	(62)	(62)	(187)	(185)
Amortization of experience losses	67	29	201	86
Net periodic expense	$58	$22	$172	$67
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
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

•	Lands' End separation – The results of the Lands' End business that were included in our results of operations prior to the separation.
In addition, Domestic Adjusted EBITDA, excluding Seritage/JV rent, reflects the impact of the additional rent expense and assigned sub-tenant rental income as a result of the Seritage and joint venture transactions. The terms of our leases with Seritage and the joint venture partners provide us with the ability to accelerate the transformation of our physical stores. We expect that our cash rent obligations will decrease significantly as space in these stores is recaptured.
The following tables set forth results of operations on a GAAP and "As Adjusted" basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the 13- and 39-week periods ended October 31, 2015 and November 1, 2014.

	13 Weeks Ended October 31, 2015
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Domestic Closed Store Reserve, Store Impairments and Severance	Domestic Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Domestic Tax Matters	As Adjusted
Gross margin impact	$1,262	$—	$6	$—	$—	$(23)	$—	$—	$1,245
Selling and administrative impact	1,630	(58)	7	—	—	—	(2)	—	1,577
Depreciation and amortization impact	94	—	—	—	—	—	—	—	94
Impairment charges impact	17	—	(17)	—	—	—	—	—	—
Gain on sales of assets impact	(97)	—	—	83	—	—	—	—	(14)
Operating loss impact	(382)	58	16	(83)	—	(23)	2	—	(412)
Interest and investment income impact	17	—	—	—	(17)	—	—	—	—
Income tax expense impact	(14)	(22)	(6)	31	6	9	(1)	179	182
After tax and noncontrolling interests impact	(454)	36	10	(52)	(11)	(14)	1	179	(305)
Diluted loss per share impact	$(4.26)	$0.34	$0.09	$(0.49)	$(0.10)	$(0.13)	$0.01	$1.68	$(2.86)
(1) Consists of transaction costs associated with strategic initiatives, expenses associated with legal matters and other expenses.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

	13 Weeks Ended November 1, 2014
.		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Domestic Closed Store Reserve and Severance	Domestic Gain on Sales of Assets	Other Expenses(1)	Gain on Sears Canada Disposition	Domestic Tax Matters	Sears Canada Segment	As Adjusted(2)
Gross margin impact	$1,601	$—	$41	$—	$—	$—	$—	$(154)	$1,488
Selling and administrative impact	2,011	(22)	(27)	—	(6)	—	—	(172)	1,784
Depreciation and amortization impact	148	—	(6)	—	—	—	—	(13)	129
Gain on sales of assets impact	(68)	—	—	42	—	—	—	—	(26)
Operating loss impact	(490)	22	74	(42)	6	—	—	31	(399)
Interest expense impact	(78)	—	—	—	—	—	—	1	(77)
Interest and investment income impact	97	—	—	—	—	(70)	—	(12)	15
Other income impact	2	—	—	—	—	—	—	(2)	—
Income tax expense impact	(159)	(8)	(28)	16	(2)	26	180	148	173
Loss attributable to noncontrolling interests impact	80	—	—	—	—	—	—	(80)	—
After tax and noncontrolling interests impact	(548)	14	46	(26)	4	(44)	180	86	(288)
Diluted loss per share impact	$(5.15)	$0.13	$0.43	$(0.25)	$0.04	$(0.41)	$1.69	$0.81	$(2.71)
(1) Consists of transaction costs associated with strategic initiatives and other expenses.
(2) Adjusted to reflect the results of the Sears Canada business that were included in our results of operations prior to the disposition.

	39 Weeks Ended October 31, 2015
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Domestic Closed Store Reserve, Store Impairments and Severance	Domestic Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Domestic Tax Matters	As Adjusted
Gross margin impact	$4,215	$—	$17	$—	$—	$(30)	$(126)	$—	$4,076
Selling and administrative impact	5,005	(172)	(19)	—	—	—	(39)	—	4,775
Depreciation and amortization impact	330	—	(2)	—	—	—	—	—	328
Impairment charges	71	—	(71)	—	—	—	—	—	—
Gain on sales of assets impact	(730)	—	—	687	—	—	—	—	(43)
Operating loss impact	(461)	172	109	(687)	—	(30)	(87)	—	(984)
Interest and investment loss impact	(27)	—	—	—	25	—	—	—	(2)
Income tax benefit impact	189	(65)	(41)	258	(9)	11	33	87	463
After tax and noncontrolling interests impact	(549)	107	68	(429)	16	(19)	(54)	87	(773)
Diluted loss per share impact	$(5.15)	$1.00	$0.64	$(4.03)	$0.15	$(0.18)	$(0.51)	$0.82	$(7.26)

(1) Consists of one-time credits from vendors, transaction costs associated with strategic initiatives, expenses associated with legal matters and other expenses.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

	39 Weeks Ended November 1, 2014
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Domestic Closed Store Reserve, Store Impairments and Severance	Domestic Gain on Sales of Assets	Other Expenses(1)	Gain on Sears Canada Disposition	Domestic Tax Matters	Sears Canada Segment	Lands' End Separation	As Adjusted(2)
Gross margin impact	$5,171	$—	$58	$—	$—	$—	$—	$(502)	$(87)	$4,640
Selling and administrative impact	6,218	(67)	(53)	—	(6)	—	—	(603)	(77)	5,412
Depreciation and amortization impact	455	—	(7)	—	—	—	—	(49)	(3)	396
Impairment charges impact	25	—	(10)	—	—	—	—	(15)	—	—
Gain on sales of assets impact	(148)	—	—	65	—	—	—	(1)	—	(84)
Operating loss impact	(1,379)	67	128	(65)	6	—	—	166	(7)	(1,084)
Interest expense impact	(221)	—	—	—	—	—	—	5	—	(216)
Interest and investment income impact	133	—	—	—	—	(70)	—	(38)	—	25
Other income impact	4	—	—	—	—	—	—	(4)	—	—
Income tax expense impact	(188)	(25)	(48)	25	(2)	26	554	136	3	481
Loss attributable to noncontrolling interest impact	128	—	—	—	—	—	—	(128)	—	—
After tax and noncontrolling interest impact	(1,523)	42	80	(40)	4	(44)	554	137	(4)	(794)
Diluted loss per share impact	$(14.33)	$0.40	$0.75	$(0.38)	$0.04	$(0.41)	$5.21	$1.29	$(0.04)	$(7.47)

(1) Consists of transaction costs associated with strategic initiatives and other expenses.
(2) Adjusted to reflect the results of the Lands' End and Sears Canada businesses that were included in our results of operations prior to the separation/disposition.
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

•
Sears Canada Segment - The results of the Sears Canada business that were included in our results of operations prior to the disposition. The adjustment also includes the valuation allowance that was recorded in the third quarter of 2014 prior to the de-consolidation of Sears Canada.

13-week period ended October 31, 2015 compared to the 13-week period ended November 1, 2014
Revenues and Comparable Store Sales
Revenues decreased $1.5 billion to $5.8 billion for 13-week period ended October 31, 2015, as compared to revenues of $7.2 billion for the 13-week period ended November 1, 2014, with a significant portion of the decline related to actions taken by the Company in 2014 to streamline our operations and focus on our transformation into a member-centric retailer. The decrease in revenue included a decrease of $611 million associated with Sears Canada, which was de-consolidated in October 2014, and $358 million in less revenue as a result of fewer Kmart and Sears Full-line stores. For the quarter, domestic comparable store sales declined 8.6%, with more than half of the decline attributable to declines in apparel and consumer electronics, a low margin category. The decline in comparable store sales contributed to $417 million of the revenue decline.
Kmart comparable store sales declined 7.5% with increases experienced in the home appliances and mattresses categories, offset by declines in apparel, consumer electronics, grocery & household and drugstore. Excluding the impact of the consumer electronics business, which is a business we continue to alter to meet our members' needs, Kmart comparable store sales would have decreased 6.4%. Sears Domestic comparable store sales decreased 9.6%, and were also negatively impacted by consumer electronics. Excluding the impact of consumer electronics, Sears Domestic comparable store sales would have decreased 8.2%, primarily driven by decreases in apparel, lawn & garden, tools, footwear and Sears Auto Centers, which were partially offset by an increase in the mattresses category.
Gross Margin
Gross margin decreased $339 million to $1.3 billion for the third quarter of 2015, as compared to the prior year third quarter due to the above noted decline in sales, as well as a decline in gross margin rate. The decline in margin rate is primarily attributed to a decrease in occupancy leverage, partially offset by an improvement in overall product margin. Gross margin for the third quarter of 2015 included a credit of $23 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, as well as charges of $6 million related to store closures. The third quarter of 2014 included gross margin of $154 million from Sears Canada, as well as charges of $41 million related to store closures.
As compared to the prior year, Kmart's gross margin rate for the third quarter improved 40 basis points, with increases experienced in several categories, particularly drugstore, toys, electronics and apparel, driven by less clearance and promotional activity. Sears Domestic's gross margin rate decreased 30 basis points for the quarter, with decreases experienced in home appliances and apparel primarily as a result of increased promotional activity, including an increase in Shop Your Way expense.
In addition, as a result of the Seritage and JV transactions, the third quarter of 2015 included additional rent expense and assigned sub-tenant rental income of approximately $52 million.
Selling and Administrative Expenses
Selling and administrative expenses decreased $381 million in the third quarter of 2015 compared to the prior year quarter and included significant items such as expenses related to our domestic pension plan, store closings and severance of $51 million and $49 million for 2015 and 2014, respectively, as well as transaction costs associated with strategic initiatives and other expenses of $2 million and $6 million for 2015 and 2014, respectively. In addition, the third quarter 2014 included expenses of $172 million from Sears Canada. Excluding these items, selling and administrative expenses declined $207 million primarily due to decreases in payroll and advertising expenses.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Our selling and administrative expenses as a percentage of total revenues ("selling and administrative expense rate") was 28.3% for the third quarter of 2015, compared to 27.9% in the prior year, and increased as the decrease in overall selling and administrative expenses was offset by the above noted decline in revenues.
Gain on Sales of Assets
We recorded total gains on sales of assets for the quarter of $97 million in 2015 and $68 million in 2014. The gains recorded in the third quarter of 2015 included a gain of $83 million related to the sale of a Sears Full-line store for which we received $102 million in cash proceeds, $90 million of which was received during the third quarter of 2014. As the leaseback ended and the remaining cash proceeds of $12 million were received during the third quarter of 2015, we recognized the gain that had previously been deferred. The gains recorded during the third quarter of 2014 included a gain of $42 million related to the sale of two Sears Full-line stores for which we received $64 million cash proceeds.
Operating Loss
The Company reported an operating loss of $382 million and $490 million in the third quarter of 2015 and 2014, respectively. Operating loss for the third quarter of 2015 included significant items which aggregated to operating income of $30 million, while operating loss for the third quarter of 2014 included significant items which aggregated to operating expense of $91 million. Excluding these items, we would have reported an operating loss of $412 million and $399 million for the third quarter of 2015 and 2014, respectively. The increase in operating loss in 2015 was primarily driven by the decline in gross margin, partially offset by the decline in selling and administrative expenses.
Interest and Investment Income
We recorded interest and investment income of $17 million during the third quarter of 2015 compared to $97 million during the third quarter of 2014. The third quarter of 2015 included a gain of $17 million related to our equity investment in Sears Canada, while the third quarter of 2014 included a gain of $70 million on the de-consolidation of Sears Canada as a result of the rights offering, as well as a $12 million gain related to the sale of joint venture interests, for which Sears Canada received $35 million ($38 million Canadian) in cash proceeds.
Income Taxes
Our effective tax rate for the third quarter of 2015 was an expense rate of 3.2% compared to an expense rate of 33.9% in the prior year quarter. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2015 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. The third quarters of 2015 and 2014 were negatively impacted by foreign branch taxes and state income taxes. In addition, 2014 was negatively impacted by a valuation allowance established on Sears Canada's deferred tax assets in the third quarter, prior to de-consolidation.
39-week period ended October 31, 2015 compared to the 39-week period ended November 1, 2014
Revenues and Comparable Store Sales
For the first nine months of 2015, revenues decreased $5.3 billion to $17.8 billion as compared to revenues of $23.1 billion for the first nine months of 2014, with a significant portion of the decline related to actions taken by the Company in 2014 to streamline our operations and focus on our transformation into a member-centric retailer. The decrease in revenue included a decrease of $2.1 billion associated with Sears Canada, which was de-consolidated in October 2014, $222 million from the separation of the Lands' End business, which occurred in the first quarter of 2014 and $1.2 billion in less revenue as a result of fewer Kmart and Sears Full-line stores. In addition, domestic comparable store sales declined 10.1% for the first nine months of 2015, which contributed to $1.6 billion of the decline. The decline in comparable store sales was driven by highly targeted promotional and marketing spend to better align with member needs, and a shift away from low margin categories, such as consumer electronics.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Kmart comparable store sales declined 7.3% with increases in the home appliances and mattresses categories, which were offset by declines in consumer electronics, apparel, grocery & household and drugstore. Excluding the impact of the consumer electronics business, which is a business we continue to alter to meet our members' needs, Kmart comparable store sales would have decreased 5.8%. Sears Domestic comparable store sales decreased 12.8%, and were also negatively impacted by consumer electronics. Excluding the impact of consumer electronics, Sears Domestic comparable store sales would have decreased 11.3%, primarily driven by decreases in apparel, home appliances, lawn & garden and Sears Auto Centers, which were partially offset by an increase in the mattresses category.
Gross Margin
For the first nine months of 2015, our gross margin decreased $956 million to $4.2 billion as the above noted decline in sales was partially offset by an improvement in gross margin rate. Gross margin for the first nine months of 2015 included one-time vendor credits of $126 million, as well as a credit of $30 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, while the first nine months of 2014 also included gross margin of $502 million from Sears Canada and $87 million from the Lands' End business. Gross margin for the first nine months of 2015 and 2014 also included charges of $17 million and $58 million, respectively, related to store closures.
As compared to the prior year, Kmart's gross margin rate for the first nine months of 2015 improved 80 basis points, with increases experienced in a majority of categories, particularly grocery & household, toys, consumer electronics and apparel. Sears Domestic's gross margin rate improved 170 basis points for the first nine months of the year. Excluding the impact of significant items recorded in gross margin during the first nine months, which aggregated to a benefit of $147 million and $75 million in 2015 and 2014, respectively, Sears Domestic's gross margin rate improved 50 basis points, with the most notable increases experienced in the apparel and tools categories. The improvement in gross margin rate in both formats was primarily driven by less clearance and promotional activity.
In addition, as a result of the Seritage and JV transactions, the first nine months of 2015 included additional rent expense of approximately $78 million.
Selling and Administrative Expenses
Selling and administrative expenses decreased $1.2 billion in the first nine months of 2015 compared to the first nine months of 2014 and included significant items such as expenses related to our domestic pension plan, store closings and severance of $191 million and $120 million for 2015 and 2014, respectively. In addition, the first nine months of 2015 included expense of $39 million consisting of expenses related to legal matters, transaction costs associated with strategic initiatives and other expenses, while the first nine months of 2014 included expenses of $6 million for transactions costs associated with strategic initiatives and other expenses, as well as expenses of $603 million from Sears Canada and $77 million from the Lands' End business. Excluding these items, selling and administrative expenses declined $637 million primarily due to decreases in payroll and advertising expenses.
Our selling and administrative rate was 28.1% for the first nine months of 2015, compared to 26.9% in the prior year, as the decreases in overall selling and administrative expenses were more than offset by the above noted decline in revenues.
Gain on Sales of Assets
We recorded total gains on sales of assets of $730 million and $148 million for the first nine months of 2015 and 2014, respectively. The gains included $508 million (comprised of a gain of $625 million and loss of $117 million) recognized in connection with the first quarter 2015 JV transactions and the transaction with Seritage. (See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets). The gains also included a gain of $83 million related to the sale of a Sears Full-line store for which we received $102 million in cash proceeds, $90 million of which was received during the third quarter of 2014. As the leaseback ended and the remaining cash proceeds of $12 million were received during the third quarter of 2015, we recognized the gain that had previously been deferred. Gains on sales of assets in the first nine months of 2015 also included gains of $86 million recognized on the sale of two Sears Full-line stores for which we received $96 million of cash proceeds, and $10 million recognized on the surrender and early termination of one Kmart store lease.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

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
Operating Loss
The Company reported an operating loss of $461 million and $1.4 billion in the first nine months of 2015 and 2014, respectively. Operating loss for the first nine months of 2015 included significant items which aggregated to operating income of $523 million. Operating loss for the first nine months of 2014 also included significant items which aggregated to operating expense of $295 million. Excluding these items, we would have reported an operating loss of $984 million and $1.1 billion in the first nine months of 2015 and 2014, respectively. The decrease in operating loss in 2015 was primarily driven by the increase in gross margin rate and decline in selling and administrative expenses, partially offset by a decline in revenues.
Interest and Investment Income (Loss)
The Company reported an interest and investment loss of $27 million in the first nine months of 2015 compared to interest and investment income of $133 million in the first nine months of 2014. The first nine months of 2015 included a loss of $25 million related to our equity investment in Sears Canada. During 2014, investment income included a gain of $70 million on the de-consolidation of Sears Canada as a result of the rights offering, as well as gains of $35 million related to the sale of joint venture interests for which Sears Canada received $65 million ($71 million Canadian) in cash proceeds.
Income Taxes
During the first nine months of 2015, the Company realized a significant tax benefit on the deferred taxes related to indefinite-life assets associated with the property sold in the transaction with Seritage. As a result, our effective tax rate for the first nine months of 2015 was a benefit of 25.6% compared to expense 12.9% for the first nine months of 2014. Also, the application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2015 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the first nine months of 2015 was negatively impacted by foreign branch taxes, and state income taxes.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

SEGMENT OPERATIONS
The following discussion of our business segment results is organized into two reportable segments: Kmart and Sears Domestic.
Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Merchandise sales and services	$2,247	$2,707	$7,062	$8,527

Cost of sales, buying and occupancy	1,774	2,147	5,562	6,790
Gross margin dollars	473	560	1,500	1,737
Gross margin rate	21.1%	20.7%	21.2%	20.4%

Selling and administrative	585	708	1,802	2,128
Selling and administrative expense as a percentage of total revenues	26.0%	26.2%	25.5%	25.0%
Depreciation and amortization	17	25	56	72
Impairment charges	10	—	12	2
Gain on sales of assets	(12)	(24)	(173)	(76)
Total costs and expenses	2,374	2,856	7,259	8,916
Operating loss	$(127)	$(149)	$(197)	$(389)
Adjusted EBITDA	$(115)	$(97)	$(257)	$(304)
Number of stores			952	1,050
13-week period ended October 31, 2015 compared to the 13-week period ended November 1, 2014
Revenues and Comparable Store Sales
For the quarter, Kmart's revenues decreased by $460 million to $2.2 billion in 2015 primarily due to the effect of having fewer stores in operation, which accounted for approximately $272 million of the decline. Revenues were also impacted by a decrease in comparable store sales of 7.5%, which accounted for approximately $179 million of the decline. Approximately half of the decline in comparable store sales was driven by declines in the apparel category, as well as a decline in consumer electronics, a low margin category.
Comparable store sales declined primarily due to declines in apparel, consumer electronics, grocery & household and drugstore, partially offset by increases in appliances and mattresses. Excluding the impact of the consumer electronics business, which is a business we continue to alter to meet our members' needs, Kmart comparable store sales would have decreased 6.4%.
Gross Margin
For the quarter, Kmart generated gross margin dollars of $473 million in 2015 compared to $560 million in 2014. The decrease in Kmart's gross margin is due to the decrease in sales, partially offset by an increase in gross margin rate. Gross margin for the third quarter of 2015 included a credit of $5 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction. Gross margin for the third quarter also included charges of $5 million and $31 million in 2015 and 2014, respectively, related to store closures.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Kmart's gross margin rate for the quarter improved 40 basis points to 21.1% in 2015 from 20.7% in 2014, with increases experienced in several categories, particularly drugstore, toys, electronics and apparel, driven by less clearance and promotional activity.
In addition, as a result of the Seritage and JV transactions, the third quarter of 2015 included additional rent expense and assigned sub-tenant rental income of approximately $10 million.
Selling and Administrative Expenses
For the quarter, Kmart's selling and administrative expenses decreased $123 million in 2015 as compared to the third quarter in 2014. Selling and administrative expenses for the third quarter of 2015 and 2014 were impacted by a credit of $4 million and expenses of $17 million, respectively, related to store closings and severance. In addition, the third quarter of 2015 included $1 million of expense related to legal matters, while the prior year third quarter was impacted by other expenses of $3 million. Excluding these items, selling and administrative expenses decreased $100 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate for the quarter was 26.0% in 2015 and 26.2% in 2014 and decreased primarily as a result of the decreased expenses noted above.
Operating Loss
For the quarter, Kmart recorded an operating loss of $127 million in 2015 compared to an operating loss of $149 million in 2014. Operating loss for the third quarter of 2015 and 2014 included significant items which aggregated to operating expense of $7 million and $53 million, respectively. Excluding these items, Kmart would have reported an operating loss of $120 million and $96 million for the third quarter of 2015 and 2014, respectively. The increase in Kmart's operating loss was primarily driven by the decline in revenues, partially offset by the improvement in gross margin rate and the decrease in selling and administrative expenses.
39-week period ended October 31, 2015 compared to the 39-week period ended November 1, 2014
Revenues and Comparable Store Sales
For the first nine months of 2015, Kmart's revenues decreased by $1.5 billion to $7.1 billion in 2015, primarily due to the effect of having fewer stores in operation, which accounted for $910 million of the decline. Revenues were also impacted by a decrease in comparable store sales of 7.3%, which accounted for $548 million of the decline. The decline in comparable store sales was driven by highly targeted promotional and marketing spend to better align with member needs, and a shift away from low margin categories, such as consumer electronics.
The decline in comparable store sales was primarily driven by declines in consumer electronics, apparel, grocery & household and drugstore, partially offset by increases in appliances and mattresses. Excluding the impact of the consumer electronics business, which is a business we continue to alter to meet our members' needs, Kmart comparable store sales would have decreased 5.8%.
Gross Margin
For the first nine months of 2015, Kmart generated $1.5 billion in gross margin compared to $1.7 billion in the first nine months of 2014. The decrease in Kmart's gross margin is due to the decrease in sales, partially offset by an increase in gross margin rate. Gross margin for the first nine months 2015 and 2014 included charges of $14 million and $46 million, respectively, related to store closures.
Kmart's gross margin rate for the first nine months of the year improved 80 basis points to 21.2% in 2015 from 20.4% in 2014, with increases experienced in a majority of categories, particularly grocery & household, toys, consumer electronics and apparel, primarily due to less clearance and promotional activity.
In addition, as a result of the Seritage and JV transactions, the first nine months of 2015 included additional rent expense and assigned sub-tenant rental income of approximately $14 million.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Selling and Administrative Expenses
For the first nine months of 2015, Kmart's selling and administrative expenses decreased $326 million as compared to the first nine months of 2014. Selling and administrative expenses for the first nine months of 2015 and 2014 were impacted by expenses of $37 million and $41 million related to store closures and severance, expenses related to legal matters and other expenses. Excluding these items, selling and administrative expenses decreased $322 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate for the first nine months was 25.5% in 2015 and 25.0% in 2014 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Gain on Sales of Assets
Kmart recorded total gains on sales of assets for the first nine months of $173 million in 2015 and $76 million in 2014. Gains recorded during the first nine months of 2015 included gains of $137 million (comprised of a gain of $154 million and loss of $17 million) recognized in connection with the transaction with Seritage. (See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets). The first nine months of 2015 also included a gain of $10 million recognized on the surrender and early termination of one Kmart store lease. The gains recorded during the first nine months of 2014 included a gain of $10 million related to the sale of one Kmart store for which we received $10 million cash proceeds.
Operating Loss
For the first nine months of the year, Kmart recorded an operating loss of $197 million and $389 million in 2015 and 2014, respectively. Operating loss for the first nine months of 2015 included significant items which aggregated to operating income of $90 million, while operating loss for the first nine months of 2014 included significant items which aggregated to operating expense of $82 million. Excluding these items, Kmart would have reported an operating loss of $287 million and $307 million for the first nine months of 2015 and 2014, respectively. The decrease in Kmart's operating loss was primarily driven by the improvement in gross margin rate and the decrease in selling and administrative expenses, partially offset by the decline in revenues.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Merchandise sales and services	$3,503	$3,889	$10,781	$12,484

Cost of sales, buying and occupancy	2,714	3,002	8,066	9,552
Gross margin dollars	789	887	2,715	2,932
Gross margin rate	22.5%	22.8%	25.2%	23.5%

Selling and administrative	1,045	1,131	3,203	3,487
Selling and administrative expense as a percentage of total revenues	29.8%	29.1%	29.7%	27.9%
Depreciation and amortization	77	110	274	334
Impairment charges	7	—	59	8
Gain on sales of assets	(85)	(44)	(557)	(73)
Total costs and expenses	3,758	4,199	11,045	13,308
Operating loss	$(255)	$(310)	$(264)	$(824)
Adjusted EBITDA	$(217)	$(199)	$(442)	$(458)
Lands' End separation	—	—	—	(10)
Adjusted EBITDA(1)	$(217)	$(199)	$(442)	$(468)
Number of:
Full-line stores			708	751
Specialty stores			27	30
Total Domestic Sears Stores			735	781
__________________
(1) Adjusted to reflect the results of the Lands' End business that were included in our results of operations prior to the separation.
13-week period ended October 31, 2015 compared to the 13-week period ended November 1, 2014
Revenues and Comparable Store Sales
For the quarter, Sears Domestic's revenues decreased by $386 million to $3.5 billion. The decline in revenue was primarily driven by a decrease in comparable store sales of 9.6%, which accounted for $238 million, and the effect of having fewer Full-line stores in operation, which accounted for $86 million of the decline. Approximately half of the decline in comparable store sales was driven by declines in the apparel category, as well as a decline in consumer electronics, a low margin category.
Comparable store sales for the quarter were negatively impacted by consumer electronics, which is a business we continue to alter to meet our members' needs. Excluding the impact of consumer electronics, Sears Domestic comparable store sales would have decreased 8.2%, primarily driven by decreases in apparel, lawn & garden, tools, footwear and Sears Auto Centers, which were partially offset by an increase in the mattresses category.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $789 million in 2015, compared to $887 million in 2014. Gross margin for the third quarter of 2015 included a credit of $18 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction. Gross margin for the third quarter also included charges of $1 million and $10 million in 2015 and 2014, respectively, related to store closures.
Sears Domestic's gross margin rate for the quarter declined 30 basis points to 22.5% in 2015 from 22.8% in 2014, with decreases experienced in home appliances and apparel primarily as a result of increased promotional activity, including an increase in Shop Your Way expense.
In addition, as a result of the Seritage and JV transactions, the third quarter of 2015 included additional rent expense and assigned sub-tenant rental income of approximately $42 million.
Selling and Administrative Expenses
For the quarter, Sears Domestic's selling and administrative expenses decreased $86 million in 2015 as compared to the prior year. Selling and administrative expenses for the third quarter of 2015 and 2014 were impacted by expenses of $55 million and $32 million, respectively, related to store closings and severance, as well as expenses of $1 million and $3 million for transactions costs incurred in connection with strategic initiatives. Excluding these items, selling and administrative expenses decreased $107 million primarily due to a decrease in payroll expense.
Sears Domestic's selling and administrative expense rate for the quarter was 29.8% in 2015 and 29.1% in 2014 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the quarter of $85 million and $44 million in 2015 and 2014, respectively. The gains recorded during the third quarter of 2015 included $83 million recognized on the sale of one Sears Full-line store for which we received $102 million of cash proceeds, $90 million of which was received during the third quarter of 2014. As the leaseback ended and the remaining cash proceeds of $12 million were received during the third quarter of 2015, we recognized the gain that had previously been deferred. The gains recorded in the third quarter of 2014 included a gain of $42 million related to the sale of two Sears Full-Line stores for which we received $64 million in cash proceeds.
Operating Loss
For the quarter, Sears Domestic reported an operating loss of $255 million and $310 million in 2015 and 2014, respectively. Sears Domestic's operating loss for the third quarter of 2015 included significant items which aggregated to operating income of $37 million, while Sears Domestic's operating loss for the prior year quarter included significant items which aggregated to operating expense of $7 million. Excluding these items, we would have reported an operating loss of $292 million and $303 million for the third quarter of 2015 and 2014, respectively. The decrease in operating loss in 2015 was driven by the above noted decline in selling and administrative expenses, partially offset by the decline in revenues and gross margin rate.
39-week period ended October 31, 2015 compared to the 39-week period ended November 1, 2014
Revenues and Comparable Store Sales
For the first nine months of 2015, Sears Domestic's revenues decreased by $1.7 billion to $10.8 billion. The decline in revenue was primarily driven by a decrease in comparable store sales of 12.8%, which accounted for $1.0 billion of the decline, the effect of having fewer Full-line stores in operation, which accounted for $336 million of the decline, as well as the separation of the Lands' End business, which was completed on April 4, 2014 and accounted for $222 million of the decline. The decline in comparable store sales was driven by highly targeted promotional and marketing spend to better align with member needs, and a shift away from low margin categories, such as consumer electronics.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Sears Domestic comparable store sales were also negatively impacted by consumer electronics. Excluding the impact of consumer electronics, Sears Domestic comparable store sales would have decreased 11.3%, primarily driven by decreases in apparel, home appliances, lawn & garden and Sears Auto Centers, which were partially offset by an increase in the mattresses category.
Gross Margin
For the first nine months of the year, Sears Domestic generated gross margin dollars of $2.7 billion and $2.9 billion in 2015 and 2014, respectively. Gross margin for the first nine months of 2015 included one-time credits from vendors of $126 million, as well as a credit of $24 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, while the first nine months of 2014 included gross margin of $87 million from the Lands' End business. Gross margin also included charges of $3 million and $12 million, respectively, in the first nine months of 2015 and 2014 related to store closures.
Sears Domestic's gross margin rate for the first nine months of the year improved 170 basis points to 25.2% in 2015 from 23.5% in 2014. Excluding the impact of significant items recorded in gross margin during the first nine months, which aggregated to a benefit of $147 million and $75 million in 2015 and 2014, respectively, Sears Domestic's gross margin rate improved 50 basis points, with the most notable increases experienced in the apparel and tools categories primarily due to less clearance and promotional activity.
In addition, as a result of the Seritage and JV transactions, the first nine months of 2015 includes additional rent expense and assigned sub-tenant rental income of approximately $64 million.
Selling and Administrative Expenses
For the first nine months of the year, Sears Domestic's selling and administrative expenses decreased $284 million in 2015 as compared to 2014 and included expenses related to our domestic pension plan, store closings and severance of $163 million and $82 million, respectively. The first nine months of 2015 and 2014 also included transaction costs associated with strategic initiatives of $30 million and $3 million, while the first nine months of 2014 also included selling and administrative expenses related to the Lands' End business of $77 million. Excluding these items, selling and administrative expenses decreased $315 million primarily due to a decrease in payroll expense.
Sears Domestic's selling and administrative expense rate for the first nine months of the year was 29.7% and 27.9% in 2015 and 2014, respectively and increased as the above noted expense reduction was offset by the above noted decline in revenues.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets of $557 million and $73 million for the first nine months of 2015 and 2014, respectively. The gains recorded during the first nine months of 2015 included $371 million (comprised of a gain of $471 million and loss of $100 million) recognized in connection with the first quarter 2015 JV transactions and the transaction with Seritage (See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets). The gains also included a gain of $83 million related to the sale of a Sears Full-line store for which we received $102 million in cash proceeds, $90 million of which was received during the third quarter of 2014. As the leaseback ended and the remaining cash proceeds of $12 million were received during the third quarter of 2015, we recognized the gain that had previously been deferred. Gains on sales of assets also included gains of $86 million recognized on the sale of two Sears Full-line stores for which we received $96 million of cash proceeds.
The gains recorded during the first nine months of 2014 included a gain of $42 million recognized on the sale of two Sears Full-line stores for which we received $64 million of cash proceeds, and a gain of $13 million recognized on the sale of a distribution facility for which we received $16 million cash proceeds.
Operating Loss
For the first nine months of the year, Sears Domestic reported an operating loss of $264 million and $824 million in 2015 and 2014, respectively. Sears Domestic's operating loss for the first nine months of 2015 included significant items which aggregated to operating income of $433 million, while Sears Domestic's operating loss for the first nine

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

months of 2014 included significant items which aggregated to operating expense of $47 million. Excluding these items, we would have reported an operating loss of $697 million and $777 million for the first nine months of 2015 and 2014, respectively. The decrease in operating loss in 2015 was driven by the above noted increase in gross margin rate and decline in selling and administrative expenses, partially offset by the decline in revenues.
Sears Canada
Sears Canada conducts similar retail operations as Sears Domestic. As previously noted, the Company completed a rights offering for a portion of its interest in Sears Canada in the third quarter of 2014. As such, the Company no longer maintained control of Sears Canada resulting in the de-consolidation of Sears Canada on October 16, 2014.
Sears Canada results and key statistics for the 13- and 39-week periods ended November 1, 2014 were as follows:

millions, except number of stores	13 Weeks Ended November 1, 2014	39 Weeks Ended November 1, 2014
Merchandise sales and services	$611	$2,088

Cost of sales, buying and occupancy	457	1,586
Gross margin dollars	154	502
Gross margin rate	25.2%	24.0%

Selling and administrative	172	603
Selling and administrative expense as a percentage of total revenues	28.2%	28.9%
Depreciation and amortization	13	49
Impairment charges	—	15
Loss on sales of assets	—	1
Total costs and expenses	642	2,254
Operating loss	$(31)	$(166)
Adjusted EBITDA	$(13)	$(71)
Number of:
Full-line stores		113
Specialty stores		305
Total Sears Canada Stores		418

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of October 31, 2015, November 1, 2014 and January 31, 2015 are detailed in the following table.

millions	October 31, 2015	November 1, 2014	January 31, 2015
Cash and equivalents	$159	$173	$143
Cash posted as collateral	1	3	2
Credit card deposits in transit	134	150	105
Total cash balances	$294	$326	$250
We had total cash balances of $294 million at October 31, 2015, compared to $326 million at November 1, 2014 and $250 million at January 31, 2015. During the first nine months of 2015, the Company received gross cash proceeds of $2.7 billion ($2.6 billion net of closing costs) from the Seritage transaction, as well as $429 million of cash proceeds ($426 million net of closing costs) in connection with three different real estate joint venture agreements entered into during the first quarter of 2015, and $148 million of cash proceeds from other domestic real estate transactions. A portion of these proceeds were used to pay back revolver borrowings, as well as for the purchase of our Senior Secured Notes in connection with the tender offer conducted during the third quarter of 2015.
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
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $57 million, $45 million and $85 million as of October 31, 2015, November 1, 2014 and January 31, 2015, respectively.
Operating Activities
During the first nine months of 2015, we used net cash in operating activities of $2.1 billion compared to $1.9 billion in the first nine months of 2014. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used more cash in operations in the first nine months of 2015 compared to the prior year primarily due to an increase in cash being used for merchandise inventory purchases, partially offset by decreases in operating loss and pension contributions.
Merchandise inventories were $6.2 billion and $6.5 billion at October 31, 2015 and November 1, 2014, respectively, while merchandise payables were $2.3 billion and $2.4 billion at October 31, 2015 and November 1, 2014. Our inventory balances decreased approximately $256 million primarily due to store closures. Sears Domestic inventory decreased in several categories, with the most notable decreases in the consumer electronics, automotive and tools categories. These decreases were partially offset by an increase in inventory levels in the apparel, home appliances and mattresses categories. Kmart inventory decreased in virtually all categories with the most notable decreases in the consumer electronics, drugstore, home and grocery & household categories.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Investing Activities
During the first nine months of 2015, we generated net cash flows from investing activities of $2.6 billion, which consisted of cash proceeds from the sale of properties and investments of $2.7 billion, partially offset by cash used for capital expenditures of $152 million. Proceeds from the sales of properties and investments includes $2.6 billion of proceeds from the Seritage transaction. During the first nine months of 2014, we generated net cash flows from investing activities of $76 million, which consisted of cash proceeds from the sale of properties and investments of $316 million, partially offset by cash used for capital expenditures of $202 million. The first nine months of 2014 also included proceeds from the Sears Canada rights offering of $169 million, which were offset by $207 million due to the de-consolidation of Sears Canada.
Financing Activities
For the first nine months of 2015, we used net cash flows in financing activities of $458 million, which consisted of debt repayments of $1.4 billion, of which $927 million was the purchase of Senior Secured Notes pursuant to the Offer, and $400 million was the repayment of the secured short-term loan, the payment of debt issuance costs of $50 million related to the amendment and extension of our Domestic Credit Facility and fees related to the Offer, partially offset by an increase in short-term borrowings of $471 million, and $508 million of net cash proceeds from sale-leaseback financing, which consists of $426 million of proceeds from the JV transactions received during the first quarter of 2015 and $82 million of proceeds from the four joint venture properties that have continuing involvement received during the second quarter of 2015. This compares to net cash flows from financing activities of $1.2 billion in the first nine months of 2014, which primarily consisted of Lands' End pre-separation funding of $515 million, proceeds from a secured short-term loan of $400 million and an increase in short-term borrowings of $364 million, partially offset by repayments of long-term debt of $61 million.
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
During the first nine months of 2015, we continued to demonstrate our ability to unlock the value of our assets and our commitment to creating shareholder value. As previously disclosed, Holdings entered into three different real estate joint ventures with General Growth Properties, Inc., Simon Property Group, Inc. and The Macerich Company, in which we contributed a total of 31 properties to the joint ventures in exchange for a 50% interest in the each of the joint ventures and $429 million in cash proceeds ($426 million net of closing costs). During the second quarter of 2015, the Company completed the previously announced rights offering and sale-leaseback transaction with Seritage and received aggregate gross proceeds from the transaction of $2.7 billion, of which a portion were used to pay down existing revolver borrowings. Holdings' lease payments to the Seritage and real estate joint ventures, respectively, will be approximately $134 million and $42 million annually, with increases of 2% per year beginning in the second lease year for the REIT properties and in the fourth lease year for the joint venture properties.
Also during the second quarter of 2015, we completed an amendment and extension of our $3.275 billion Domestic Credit Facility with approximately $2.0 billion maturing in 2020 and the remaining approximately $1.3 billion of the existing credit facility in place until April of 2016.
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

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
On August 3, 2015, the Company commenced a tender offer (the "Offer") to purchase for cash up to $1.0 billion principal amount of its outstanding 6 5/8% Senior Secured Notes Due 2018 (the "Senior Secured Notes"), which expired on August 28, 2015. Approximately $936 million principal amount of the Senior Secured Notes were validly tendered and not validly withdrawn in the Offer. The reacquisition cost was $929 million. As a result of the Senior Secured Notes validly tendered in the Offer, we have mitigated our annualized cash interest expense by approximately $62 million. The Company may consider repurchasing other outstanding debt securities in order to further mitigate our interest expense.
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
Our outstanding borrowings at October 31, 2015, November 1, 2014 and January 31, 2015 were as follows:

millions	October 31, 2015	November 1, 2014	January 31, 2015
Short-term borrowings:
Unsecured commercial paper	$9	$91	$2
Secured short-term loan	—	400	400
Secured borrowings	677	1,605	213
Long-term debt, including current portion:
Notes and debentures outstanding	1,989	2,564	2,913
Capitalized lease obligations	206	280	272
Total borrowings	$2,881	$4,940	$3,800

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets and secured short-term debt.

	13 Weeks Ended		39 Weeks Ended
millions	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Secured borrowings:
Maximum daily amount outstanding during the period	$677	$1,605	$799	$1,605
Average amount outstanding during the period	135	1,350	367	1,282
Amount outstanding at period-end	677	1,605	677	1,605
Weighted average interest rate	3.5%	2.7%	3.0%	2.8%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$9	$107	$104	$159
Average amount outstanding during the period	5	53	18	42
Amount outstanding at period-end	9	91	9	91
Weighted average interest rate	4.3%	4.1%	4.1%	3.2%

Secured short-term loan:
Maximum daily amount outstanding during the period	$—	$400	$400	$400
Average amount outstanding during the period	—	181	112	60
Amount outstanding at period-end	—	400	—	400
Weighted average interest rate	—%	5.0%	5.0%	5.0%
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

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
The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on substantially all of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility is guaranteed by all domestic subsidiaries of Holdings that own inventory or credit card or pharmacy receivables. The Revolving Facility also permits aggregate second lien indebtedness of up to $2.0 billion, of which $304 million in second lien notes were outstanding at October 31, 2015, resulting in $1.7 billion of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either (1) LIBOR (subject to a 1.00% LIBOR floor) or (2) the highest of (x) the prime rate of the bank acting as agent of the syndicate of lenders, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% (the highest of (x), (y) and (z), the "Base Rate"), plus an applicable margin for LIBOR loans of 4.50% and for Base Rate loans of 3.50%. Currently, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing June 30, 2018. Additionally, the Borrowers are required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Amended Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility. At October 31, 2015, November 1, 2014 and January 31, 2015, respectively, we had borrowings of $983 million, $993 million and $990 million under the Term Loan, and carrying value, net of the remaining discount, of $977 million, $985 million and $983 million.
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
At October 31, 2015, November 1, 2014 and January 31, 2015, we had $677 million, $1.605 billion and $213 million, respectively, of Revolving Facility borrowings and $654 million, $671 million and $667 million, respectively, of letters of credit outstanding under the Revolving Facility. At October 31, 2015, November 1, 2014 and January 31, 2015, the amount available to borrow under the Revolving Facility was $963 million, $234 million and $808 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
Senior Secured Notes
In October 2010, we sold $1.0 billion aggregate principal amount of senior secured notes (the "Senior Secured Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Senior Secured Notes, the Company sold $250 million aggregate principal amount of Senior Secured Notes to the Company's domestic pension plan in a private placement, none of which remain in the domestic pension plan as a result of the Offer discussed above. The Senior Secured Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the "Collateral"). The lien that secures the Senior Secured Notes is junior in priority to the lien on such assets that secures obligations under the Amended Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Senior Secured Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding Senior Secured Notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Senior Secured Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the Senior Secured Notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Senior Secured Notes at a premium based on the "Treasury Rate" as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Senior Secured Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended. As discussed above, the Company completed the Offer for $936 million principal amount of its outstanding Senior Secured Notes. The carrying value of Senior Secured Notes, net of the remaining discount, was $304 million, $1.2 billion, and $1.2 billion at October 31, 2015, November 1, 2014, and January 31, 2015, respectively.
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
We accounted for the Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Senior Unsecured Notes based on the relative fair values of the Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 4. The discount is being amortized over the life of the Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $5 million of the discount was amortized during 2014, resulting in a remaining discount of approximately $273 million at January 31, 2015. The carrying value of the Senior Unsecured Notes net of the remaining discount was approximately $352 million at January 31, 2015. Approximately $25 million of the discount was amortized during the 39-week period ended October 31, 2015, resulting in a remaining discount of approximately $248 million at October 31, 2015. The book value of the Senior Unsecured Notes net of the remaining discount was approximately $377 million at October 31, 2015.
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Unsecured Commercial Paper
We borrow through the commercial paper markets. At October 31, 2015, November 1, 2014 and January 31, 2015, we had outstanding commercial paper borrowings of $9 million, $91 million and $2 million, respectively.
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
Our corporate family debt ratings at October 31, 2015 appear in the table below:

Moody's Investors Service	Standard & Poor's Ratings Services	Fitch Ratings
Caa1	CCC+	CC
Intangible Asset Impairment Assessment
We continue to monitor our performance and do not believe an event has occurred that would result in an indefinite-lived intangible asset impairment at quarter end. However, if results do not improve, it could result in revisions in management's estimates of the fair value of the Company's trade names and may result in future impairment charges.
Domestic Pension Plan Funding
In our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, we disclosed that we expected our contributions to our domestic pension plans to be approximately $279 million in 2015 and $286 million in 2016. We now expect contributions to our domestic pension plans to be $298 million in 2015 and $313 million in 2016. The ultimate amount of pension contributions and timing could be affected by changes in the applicable regulations, or other regulatory actions, as well as financial market and investment performance.
Recent Accounting Pronouncements
See Part I, Item 1, "Financial Statements – Notes to Condensed Consolidated Financial Statements," Note 12 – "Recent Accounting Pronouncements," for information regarding new accounting pronouncements.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

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
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to successfully implement our integrated retail strategy to transform our business; our ability to successfully manage our inventory levels; initiatives to improve our liquidity through inventory management and other actions; vendors' lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; possible limits on our access to our domestic credit facility, which is subject to a borrowing base limitation and a springing fixed charge coverage ratio covenant, capital markets and other financing sources, including additional second lien financings, with respect to which we do not have commitments from lenders; our ability to successfully achieve our plans to generate liquidity through potential transactions or otherwise; potential liabilities in connection with the separation of Lands' End and disposition of a portion of our ownership interest in Sears Canada; risks and uncertainties related to the Seritage transaction and the amendment and extension of our credit facility, such as the impact of the evaluation of any such transaction on our other businesses; our dependence on sources outside the United States for significant amounts of our merchandise; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business and the transfer of significant internal historical knowledge to such parties; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including shareholder litigation, product liability, patent infringement and qui tam claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing, amount of and other risks related to required pension plan funding.
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations.
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At October 31, 2015, 58% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at October 31, 2015, which totaled approximately $1.7 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $17 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the third quarter of 2015. During the 13-week period ended October 31, 2015, we did not repurchase any shares of our common stock under our common share repurchase program. At October 31, 2015, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 2, 2015 to August 29, 2015	3,777	$25.18	—	$—
August 30, 2015 to October 3, 2015	293	27.20	—	—
October 4, 2015 to October 31, 2015	—	—	—	—
Total	4,070	$25.33	—	$—	$503,907,832

(1)	Consists entirely of 4,070 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.

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

SEARS HOLDINGS CORPORATION

Date: December 3, 2015	By:	/s/ ROBERT A. RIECKER
	Name:	Robert A. Riecker
	Title:	Vice President, Controller and Chief Accounting Officer*

*Mr. Riecker is signing this report both as a duly authorized officer and as the principal accounting officer.

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, dated January 22, 2014, filed on January 24, 2014 (File No. 000-51217)).

†*10.1
Summary of Proposed Terms Regarding the Pension Plan Protection and Forbearance Agreement Between PBGC and Sears, dated September 4, 2015, by and between Sears Holdings Corporation and the Pension Benefit Guaranty Corporation.

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

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 Weeks Ended October 31, 2015 and November 1, 2014; (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the 13 and 39 Weeks Ended October 31, 2015 and November 1, 2014; (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of October 31, 2015, November 1, 2014 and January 31, 2015; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended October 31, 2015 and November 1, 2014; (v) the Condensed Consolidated Statements of Equity (Unaudited) for the 39 Weeks Ended October 31, 2015 and November 1, 2014; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

__________________

*	Filed herewith.

†	Portions of Exhibit 10.1 have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

E-1