Form 10-K
period 2016-01-30
SEARS HOLDINGS CORP
filed 2016-03-16
CIK 1310067

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 30, 2016
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such response) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☒  Accelerated filer    ☐   Non-accelerated filer    ☐   Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On March 10, 2016, the registrant had 106,767,902 common shares outstanding. The aggregate market value (based on the closing price of the Registrant's common shares for stocks quoted on the NASDAQ Global Select Market) of the Registrant's common shares owned by non-affiliates as of the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $1.2 billion.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement relating to our Annual Meeting of Stockholders to be held on May 11, 2016 (the "2016 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I

Item 1.	Business
General
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger") on March 24, 2005. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We operate a national network of stores with 1,672 full-line and specialty retail stores in the United States operating through Kmart and Sears. Further, we operate a number of websites under the sears.com and kmart.com banners which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way® connects all of the ways members shop - in store, at home, online and by phone. The Company is the leading home appliance retailer, as well as a leader in tools, lawn and garden, fitness equipment, automotive repair and maintenance, and is a significant player in the rapidly emerging Connected Solutions market. Key proprietary brands include Kenmore®, Craftsman® and DieHard®. We also maintain a broad apparel and home offering including such well-known labels as Jaclyn Smith, Joe Boxer, Route 66, Cannon, Ty Pennington Style and Levi's and also offer Lands' End® merchandise in some of our Full-line stores. Additionally, we offer the Adam Levine and Nicki Minaj collections in approximately 500 Kmart stores and on shopyourway.com/kmart.com. We are the nation's largest provider of home services, with nearly 12 million service and installation calls made annually.
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
Business Segments
Through the third quarter of 2014, we operated three reportable segments: Kmart, Sears Domestic and Sears Canada. Since the de-consolidation of Sears Canada in October 2014, we have operated in two segments, Kmart and Sears Domestic. Financial information, including revenues, operating income (loss), total assets and capital expenditures for each of these business segments is contained in Note 17 of Notes to Consolidated Financial Statements. Information regarding the components of revenue for Holdings is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as Note 17.
Kmart
At January 30, 2016, the Company operated a total of 941 Kmart stores across 49 states, Guam, Puerto Rico and the U.S. Virgin Islands. This store count consists of 934 discount stores, averaging 95,000 square feet, and seven Super Centers, averaging 170,000 square feet. Most Kmart stores are one-floor, free-standing units that carry a wide array of products across many merchandise categories, including consumer electronics, seasonal merchandise, outdoor living, toys, lawn and garden equipment, food and consumables and apparel, including products sold under such well-known labels as Jaclyn Smith, Joe Boxer, and certain proprietary Sears brand products (such as Kenmore, Craftsman and DieHard) and services. We also offer an assortment of major appliances, including Kenmore-branded products, in virtually all of our locations. There are 697 Kmart stores that also operate in-store pharmacies. The Super Centers generally operate 24 hours a day and combine a full-service grocery along with the merchandise selection of a discount store. There are also seven Sears Auto Centers operating in Kmart stores, offering a variety of professional automotive repair and maintenance services, as well as a full assortment of automotive accessories. Kmart offers a layaway program, which allows members and customers to cost-effectively finance their purchases both in-store and online. In addition, we have expanded the ways our members and customers can receive their purchases, allowing our members and customers to buy online and pick up in store. This service is now available in over 900 Kmart stores via either mygofer.com, kmart.com or shopyourway.com. Kmart also sells its products through its kmart.com website and provides members and customers enhanced cross-channel options such as buying through a mobile app or online and picking up merchandise in one of our Kmart or Sears Full-line stores.
Sears Domestic
At January 30, 2016, Sears Domestic operations consisted of the following:

•
Full-line Stores—705 stores, of which 697 are Full-line stores, located across all 50 states and Puerto Rico. These stores are primarily mall-based locations averaging 138,000 square feet. Full-line stores offer a wide array of products and service offerings across many merchandise categories, including appliances, consumer electronics/connected solutions, tools, sporting goods, outdoor living, lawn and garden equipment, certain automotive services and products, such as tires and batteries, home fashion products, as well as apparel, footwear, jewelry and accessories for the whole family. Our product offerings include our proprietary Kenmore, Craftsman, DieHard, Bongo, Covington, Canyon River Blues, Everlast, Metaphor, Roebuck & Co., Outdoor Life and Structure brand merchandise, and other brand merchandise such as Roadhandler, Ty Pennington Style, Levi's and WallyHome. Lands' End, Inc. continues to operate 227 "store within a store" departments inside Sears Domestic Full-line locations. We also have 620 Sears Auto Centers operating in association with Full-line stores and seven Sears Auto Centers operating out of Sears Essentials/Grand stores. In addition, there are 24 free-standing Sears Auto Centers that operate independently of Full-line stores. Sears extends the availability of its product selection through the use of its sears.com and shopyourway.com website, which offers an assortment of home, apparel and accessory merchandise and provides members and customers the option of buying through a mobile app or online and picking up their merchandise in one of our Full-line or Kmart stores.

•
Specialty Stores—26 specialty stores (primarily consisting of the 24 free-standing Sears Auto Centers noted above) located in free-standing, off-mall locations or high-traffic neighborhood shopping centers.

•	Commercial Sales—We sell Sears merchandise, parts and services to commercial customers through our business-to-business Sears Commercial Sales and Appliance Builder/Distributor businesses.

•
Home Services—Product Repair Services, the nation's largest product repair service provider, is a key element in our active relationship with more than 37 million households. With approximately 6,700 service technicians making over 12 million service and installation calls annually, this business delivers a broad range of retail-related residential and commercial services across all 50 states, Puerto Rico, Guam and the Virgin Islands under either the Sears Parts & Repair Services or A&E Factory Service trade names. Commercial and residential customers can obtain parts and repair services for all major brands of products within the appliances, lawn and garden equipment, consumer electronics, floor care products, and heating and cooling systems categories. We also provide repair parts with supporting instructions for "do-it-yourself" members and customers through our searspartsdirect.com website. This business also offers protection agreements, product installation services and Kenmore and Carrier brand residential heating and cooling systems. Home Services also includes home improvement services (primarily siding, windows, cabinet refacing, kitchen remodeling, roofing, carpet and upholstery cleaning, air duct cleaning, and garage door installation and repair) provided through Sears Home Improvement Services and Sears Home & Business Franchises.

Sears Canada Rights Offering
On October 2, 2014, the Company announced that its board of directors had approved a rights offering of up to 40 million shares of Sears Canada Inc. ("Sears Canada"). The operating results for Sears Canada through October 16, 2014 are presented within the consolidated operations of Holdings and the Sears Canada segment in the accompanying Consolidated Financial Statements. The Company de-consolidated Sears Canada on October 16, 2014. See Note 2 of Notes to Consolidated Financial Statements for further information.

Separation of Lands' End, Inc.
On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. The operating results for Lands' End through the date of the spin-off are presented within the consolidated continuing operations of Holdings and the Sears Domestic segment in the accompanying Consolidated Financial Statements. See Note 1 of Notes to Consolidated Financial Statements for further information.
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
On April 1, 2015, April 13, 2015 and April 30, 2015, Holdings and General Growth Properties, Inc. ("GGP"), Simon Property Group, Inc. ("Simon") and The Macerich Company ("Macerich"), respectively, announced that they entered into three distinct real estate joint ventures (collectively, the "JVs"). Holdings contributed 31 properties to the JVs where Holdings currently operates stores (the "JV properties") in exchange for a 50% interest in the JVs and $429 million in cash (the "JV transactions").
On July 7, 2015, Holdings completed its rights offering and sale-leaseback transaction (the "Seritage transaction") with Seritage Growth Properties ("Seritage"), a recently formed, independent publicly traded real estate investment trust ("REIT"). As part of the Seritage transaction, Holdings sold 235 properties to Seritage (the "REIT properties") along with Holdings' 50% interest in the JVs. Holdings received aggregate gross proceeds from the Seritage transaction of $2.7 billion.
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
Seasonality
The retail business is seasonal in nature, and we generate a high proportion of our revenues, operating income and operating cash flows during the fourth quarter of our year, which includes the holiday season. As a result, our overall profitability is heavily impacted by our fourth quarter operating results. Additionally, in preparation for the fourth quarter holiday season, we significantly increase our merchandise inventory levels, which are financed from operating cash flows, credit terms received from vendors and borrowings under our domestic credit agreement (described in the "Uses and Sources of Liquidity" section below). Fourth quarter reported revenues accounted for approximately 29% of total reported revenues in 2015, 28% of total reported revenues in 2014, excluding the impact of transactions related to Sears Canada and Lands' End, and 30% of total reported revenues in 2013. See Note 19 of Notes to Consolidated Financial Statements for further information on revenues earned by quarter in 2015 and 2014.
Competition
Our business is subject to highly competitive conditions. We compete with a wide variety of retailers, including other department stores, discounters, home improvement stores, consumer electronics dealers, auto service providers, specialty retailers, wholesale clubs, as well as many other retailers operating on a national, regional or local level in the U.S. and Canada. Online and catalog businesses, which handle similar lines of merchandise, also compete with us. Walmart, Target, Kohl's, J.C. Penney, Macy's, The Home Depot, Lowe's, Best Buy and Amazon are some of the national retailers and businesses with which we compete. The Home Depot and Lowe's are major competitors in relation to our home appliance business, which accounted for approximately 15% of our 2015, 15% of our 2014 and 13% of our 2013 reported revenues. Success in these competitive marketplaces is based on factors such as price, product assortment and quality, service and convenience, including availability of retail-related services such as access to credit, product delivery, repair and installation. Additionally, we are influenced by a number of factors including, but not limited to, the cost of goods, consumer debt availability and buying patterns, economic conditions, customer preferences, inflation, currency exchange fluctuations, weather patterns, and catastrophic events. Item 1A in this Annual Report on Form 10-K contains further information regarding risks to our business.
Employees
At January 30, 2016, subsidiaries of Holdings had approximately 178,000 employees in the United States and U.S. territories. These employee counts include part-time employees.
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
The Corporate Governance Guidelines of our Board of Directors, the charters of the Audit, Compensation, Finance and Nominating and Corporate Governance Committees of the Board of Directors, our Code of Conduct and the Board of Directors Code of Conduct are available in the Corporate Governance section of searsholdings.com. References to our website address do not constitute incorporation by reference of the information contained on such website, and the information contained on the website is not part of this document.

Item 1A.	Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, results of operations and financial condition.
If we are unable to compete effectively in the highly competitive retail industry, our business and results of operations could be materially adversely affected.
The retail industry is highly competitive with few barriers to entry. We compete with a wide variety of retailers, including other department stores, discounters, home improvement stores, appliances and consumer electronics retailers, auto service providers, specialty retailers, wholesale clubs, online and catalog retailers and many other competitors operating on a national, regional or local level. Some of our competitors are actively engaged in new store expansion. Online and catalog businesses, which handle similar lines of merchandise, and some of which are not required to collect sales taxes on purchases made by their customers, also compete with us. In this competitive marketplace, success is based on factors such as price, product assortment and quality, service and convenience.
Our success depends on our ability to differentiate ourselves from our competitors with respect to shopping convenience, a quality assortment of available merchandise and superior customer service and experience. We must also successfully respond to our members' and customers' changing tastes. The performance of our competitors, as well as changes in their pricing policies, marketing activities, new store openings and other business strategies, could have a material adverse effect on our business, financial condition and results of operations.
If we fail to offer merchandise and services that our members and customers want, our sales may be limited, which would reduce our revenues and profits.
In order for our business to be successful, we must identify, obtain supplies of, and offer to our members and customers, attractive, innovative and high-quality merchandise. Our products and services must satisfy the desires of our members and customers, whose preferences may change in the future. If we misjudge either the demand for products and services we sell or our members' and customers' purchasing habits and tastes, our relationship with our members may be negatively impacted, and we may be faced with excess inventories of some products, which may impact our sales or require us to sell the merchandise we have obtained at lower prices, and missed opportunities for products and services we chose not to offer. This would have a negative effect on our business and results of operations.
If our integrated retail strategy to transform into a member-centric retailer is not successful, our business and results of operations could be adversely affected.
We are seeking to transform into a member-centric retailer through our integrated retail strategy, which is based on a number of initiatives, including our Shop Your Way® program, that depend, among other things, on our ability to respond quickly to ongoing technology developments and implement new ways to understand and rely on the data to interact with our members and customers and our ability to provide attractive, convenient and consistent online and mobile experience for our members. Failure to execute these initiatives or provide our members with positive experiences may result in a loss of active members, failure to attract new members and lower than anticipated sales.
If we do not successfully manage our inventory levels, our operating results will be adversely affected.
We must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against accumulating excess inventory as we seek to minimize out-of-stock levels across all product categories and to maintain in-stock levels. We obtain a significant portion of our inventory from vendors located outside the United States. Some of these vendors require lengthy advance notice of our requirements in order to be able to supply products in the quantities we request. This usually requires us to order merchandise, and enter into purchase order contracts for the purchase and manufacture of such merchandise, well in advance of the time these products will be offered for sale. As a result, we may experience difficulty in responding quickly to a changing retail environment, which makes us vulnerable to changes in price and demand. If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels will not be appropriate and our results of operations may be negatively impacted.
Our business has been and will continue to be affected by worldwide economic conditions; an economic downturn, a renewed decline in consumer-spending levels and other conditions, including inflation and changing prices of energy, could lead to reduced revenues and gross margins, and negatively impact our liquidity.
Many economic and other factors are outside of our control, including consumer and commercial credit availability, consumer confidence and spending levels, as well as the impact of payroll tax and medical cost increases on U.S. consumers, inflation, employment levels, housing sales and remodels, consumer debt levels, fuel costs and other challenges currently affecting the global economy, the full impact of which on our business, results of operations and financial condition cannot be predicted with certainty. These economic conditions adversely affect the disposable income levels of, and the credit available to, our members and customers, which could lead to reduced demand for our merchandise. Although fuel and energy costs have decreased in recent months, future increases may have a significant impact on our operations. We require significant quantities of fuel for the vehicles used by technicians in our home services business and we are exposed to the risk associated with variations in the market price for petroleum products. We could experience a disruption in energy supplies, including our supply of gasoline, as a result of factors that are beyond our control, which could have an adverse effect on our business. Certain of our vendors also could experience increases in the cost of various raw materials, such as cotton, oil-related materials, steel and rubber, which could result in increases in the prices that we pay for merchandise, particularly apparel, appliances and tires. Domestic and international political events also affect consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to a decrease in consumer spending. Any of these events and conditions could inhibit sales or cause us to increase inventory markdowns and promotional expenses, thereby reducing our gross margins.
The lack of willingness of our vendors to provide acceptable payment terms could negatively impact our liquidity and/or reduce the availability of products or services we seek to procure.
We depend on our vendors to provide us with financing on our purchases of inventory and services. Our vendors could seek to limit the availability of vendor credit to us or other terms under which they sell to us, or both, which could negatively impact our liquidity. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver inventory or other services. Certain of our vendors finance their operations and/or reduce the risk associated with collecting accounts receivable from us by selling or "factoring" the receivables or by purchasing credit insurance or other forms of protection from loss associated with our credit risks. The ability of our vendors to do so is subject to the perceived credit quality of the Company. Such vendors could be limited in their ability to factor receivables or obtain credit protection in the future because of our perceived financial position and creditworthiness, which could reduce the availability of products or services we seek to procure, increase the cost to us of those products and services, or both.
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
The Company's domestic revolving credit facility currently provides for up to $3.275 billion of lender commitments, with the revolving commitments decreasing to $1.971 billion on April 8, 2016. Our ability to borrow funds under this facility is limited by a borrowing base determined by the value, from time to time, of eligible inventory, accounts receivable and certain other assets. In addition, our ability to incur possible second lien indebtedness that is otherwise permitted under the domestic revolving credit facility is limited by a borrowing base requirement under the indenture that governs our senior secured notes due 2018. If, through asset sales or other means, the value of these eligible assets is not sufficient to support borrowings of up to the full amount of the commitments under this facility, we will not have full access to the facility, but rather could have access to a lesser amount determined by the borrowing base. Such a decline in the value of eligible assets also could result in our inability to borrow up to the full amount of second lien indebtedness permitted by the domestic credit facility, but rather we could be limited to borrowing a lesser amount determined by the borrowing base as calculated pursuant to the terms of the indenture. The domestic revolving credit facility imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement. The domestic credit facility also effectively limits full access to the facility if our fixed charge ratio at the last day of any quarter is less than 1.0 to 1.0. As of January 30, 2016, our fixed charge ratio was less than 1.0 to 1.0. If availability under the domestic revolving credit facility were to fall below 10%, the Company would be required to test the fixed charge coverage ratio, and would not comply with the facility, and the lenders under the facility could demand immediate payment in full of all amounts outstanding and terminate their obligations under the facility. In addition, the domestic credit facility provides that in the event we make certain prepayments of indebtedness, for a period of one year thereafter we must maintain availability under the facility of at least 12.5%. As a result of the Company's tender offer for its Senior Secured Notes due 2018 consummated August 28, 2015, we are required to maintain 12.5% availability under the domestic credit facility until August 28, 2016.
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
We are continuing to pursue a transformation strategy and to explore potential initiatives to enhance our financial flexibility and liquidity. We have incurred losses and experienced negative operating cash flows for the past several years, and accordingly we have taken a number of actions to enhance our financial flexibility and fund our continued transformation, including the amendment and extension or our revolving credit facility, the rights offering and sale-leaseback transaction with Seritage Growth Properties, the senior secured term loan facility due 2018, the separation of our Lands' End subsidiary, the Sears Canada rights offering, the rights offering for senior unsecured notes with warrants, and various real estate transactions. In addition, on March 3, 2016, we announced our intention to obtain a new senior secured term loan facility of up to $750 million under the accordion feature in our credit facility (the "Incremental Term Loan"), which is currently being marketed to potential lenders and is uncommitted. We also expect to pursue other near-term actions to bolster liquidity. If we continue to incur losses, additional actions may be required to further enhance our financial flexibility and liquidity. The success of our initiatives is subject to risks and uncertainties with respect to market conditions and other factors that may cause our actual results, performance or achievements to differ materially from our plans. Our proposed Incremental Term Loan is currently uncommitted, and there can be no assurance that the Incremental Term Loan or our other proposed transactions to enhance financial flexibility, monetize assets, or other actions to generate liquidity will become available on terms that are acceptable to us, on intended timetables or at all. In addition, there can be no assurance that the evaluation and/or completion of any potential transactions will not have a negative impact on our other businesses.
We cannot predict the outcome of the actions to generate liquidity to fund our transformation, whether such actions would generate the expected liquidity to fund the transformation as currently planned or whether the costs of such actions will be available on reasonable terms or at all. If we continue to experience operating losses, and we are not able to generate enough funds from the above actions (or some combination of other actions), the availability under our domestic revolving credit facility might be fully utilized, in particular during our peak borrowing period, and we would need to secure additional sources of funds.
Our business results and ability to fund our transformation depend on our ability to achieve cost savings initiatives.
We have announced plans to take actions that will reduce our costs by between $550 million and $650 million, depending on the overall volume of sales, in 2016. Since 2012, we have reduced annual expenses by approximately $1.4 billion in the aggregate. If we are unable to deliver the expected cost reductions, while continuing to invest in business growth, our financial results could be adversely impacted. Our ability to successfully manage and execute these initiatives and realize expected savings and benefits in the amounts and at the times anticipated is important to our business success, and any failure to do so, which could result from our inability to successfully execute plans, changes in global or regional economic conditions, competition, changes in the industries in which we compete, unanticipated costs or charges and other factors described herein, could adversely affect our businesses, financial condition and results of operations.
Our business results may be negatively impacted as a result of the recapture rights included in the Master Leases in connection with the Seritage transaction and JV transactions.
In connection with the Seritage transaction and JV transactions, Holdings has entered into agreements with Seritage and the JVs pursuant to which Holdings leases 255 of the properties (the "Master Leases"). The Master Leases include recapture provisions that allow Seritage or the JVs, as applicable, to reclaim approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), in addition to all of the automotive care centers which are free-standing or attached as "appendages", and all outparcels or outlots, as well as certain portions of parking areas and common areas. While we believe these provisions are generally beneficial for Holdings as they facilitate the transformation of our physical stores, potentially enable us to rationalize our footprint by reducing the space we occupy in a given location, and provide us with substantial flexibility in how we manage our store network moving forward, if we are unable to successfully manage and execute our plans to operate our stores in the smaller footprint, our business, financial condition and results of operations could be adversely impacted. Additionally, the recapture rights are within the control of Seritage and the JVs and we cannot predict the timing on which the recapture rights may be exercised, if at all, or whether the timing of any such exercise of these rights will align well with the timing of our transformation, which could create disruptions in our operations.
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
Given the significance of our online and mobile capabilities, our collection and use of data to create personalized experiences, and the number of individual transactions we have each year, including in our stores, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems, some of which are based on end-of-life or legacy technology, operate with minimal or no vendor support and are otherwise difficult to maintain. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. Operating legacy systems subjects us to inherent costs and risks associated with maintaining, upgrading and replacing these systems and retaining sufficiently skilled personnel to maintain and operate the systems, demands on management time, and other risks and costs. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations, including on our Shop Your Way® program and participation in or engagement with that program. We are pursuing initiatives to transform our information technology processes and systems. These initiatives are highly complex and include replacing legacy systems, upgrading existing systems, and acquiring new systems and hardware with updated functionality. The risk of disruption is increased in periods when such complex and significant systems changes are undertaken.
If we do not maintain the security of our member and customer, associate or company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.
Cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving. Techniques or software used to gain unauthorized access, and/or disable, degrade or harm our systems may be difficult to detect or scope for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. These attempts to gain unauthorized access could lead to disruptions in our systems, unauthorized release of confidential or otherwise protected information or corruption of data. If individuals are successful in infiltrating, breaking into, disrupting, damaging or otherwise stealing from the computer systems of the Company or its third-party providers we may have to make a significant investment to fix or replace them, we may suffer interruptions in our operations in the interim, we may face costly litigation, government investigations, government enforcement actions, fines and/or lawsuits, the ability for our members to earn or redeem points in our Shop Your Way® program may be impacted or halted, and our reputation with our members and customers may be significantly harmed. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches. A data security breach or any failure by us to comply with applicable privacy and information security laws and regulations could result in a loss of customer or member confidence and negatively impact our business, including our Shop Your Way® program, and our results of operations. As publicly announced on October 10, 2014, Kmart’s information technology team detected on October 9, 2014 that the Kmart store payment data system had been criminally breached beginning in early September 2014, that the payment data systems at Kmart stores were purposely infected with a new form of malware, and that debit and credit card numbers were potentially compromised. The Company is defending a class-action lawsuit in the Northern District of Illinois alleging violations relating to, and harm resulting from this incident.
We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations.
As a retailer who accepts payments using a variety of methods, including credit and debit cards, PayPal, and gift cards, the Company is subject to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs or accelerate these costs. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which could increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business.
The payment methods that we offer also subject us to potential fraud and theft by persons who seek to obtain unauthorized access to or exploit any weaknesses that may exist in the payment systems. The payment card industry established October 1, 2015 as the date on which it will shift liability for certain transactions to retailers who are not able to accept EMV card transactions. The Company did not implement the EMV technology and receive certification prior to October 1, 2015, and accordingly may be liable for costs incurred by payment card issuing banks and other third parties as a result of fraudulent use of credit card information improperly obtained from information captured by us until such time as the technology has been implemented and certified. The Company presently expects to complete the implementation and receive certification in its second quarter 2016.
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
Accordingly, our results for any one quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may increase or decrease. For more information on our results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.
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
We have entered into agreements with third-party service providers (both domestic and overseas) to provide processing and administrative functions over a broad range of areas, and we may continue to do so in the future. These areas include finance and accounting, information technology, including IT development, call center, human resources and procurement functions. Services provided by third parties could be interrupted as a result of many factors, such as acts of God or contract disputes, and any failure by third parties to provide us with these services on a timely basis or within our service level expectations and performance standards could result in a disruption of our business. In addition, to the extent we are unable to maintain our outsourcing arrangements, we could incur substantial costs, including costs associated with hiring new employees or finding an alternative outsourced solution. These outsourcing arrangements also carry the risk that the Company will fail to adequately retain the significant internal historical knowledge of our business and systems that is transferred to the service providers as the employment of the Company's personnel who possess such knowledge ends.
We could incur charges due to impairment of goodwill, intangible and long-lived assets.
At January 30, 2016, we had goodwill and intangible asset balances of $2.2 billion, which are subject to periodic testing for impairment. Our long-lived assets, primarily stores, also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow within our reporting unit, or sales of our branded products or cash flow generated from operations at individual store locations could result in impairment charges for goodwill and intangible assets or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Impairment charges, if any, resulting from the periodic testing are non-cash. A significant and sustained decline in our stock price could result in goodwill and intangible asset impairment charges. During times of financial market volatility, significant judgment is used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. See Notes 12 and 13 of Notes to Consolidated Financial Statements for further information.
Our failure to attract or retain key personnel may disrupt our business and adversely affect our financial results.
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
Affiliates of Edward S. Lampert, our Chairman and Chief Executive Officer, collectively own approximately 50% of the outstanding shares of our common stock. These affiliates are controlled, directly or indirectly, by Mr. Lampert. Accordingly, these affiliates, and thus Mr. Lampert, have substantial influence over many, if not all, actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
The interests of these affiliates, which have investments in other companies, including Seritage and our former subsidiaries, Sears Hometown and Outlet Stores, Inc., Lands' End, Inc. and Sears Canada, may from time to time diverge from the interests of our other stockholders, particularly with regard to new investment opportunities. This substantial influence may also have the effect of discouraging offers to acquire our Company because the consummation of any such acquisition would likely require the consent of these affiliates.
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
From time to time, we may be involved in lawsuits and regulatory actions relating to our business, certain of which may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. Some of these actions have the potential for significant statutory penalties, and compensatory, treble or punitive damages. Our pharmacy, home services and grocery businesses, in particular, are subject to numerous federal, state and local regulations, and a significant change in, or noncompliance with, these regulations could have a material adverse effect on our compliance costs and results of operations. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws, including wage and hour laws, patent infringement claims and investigations and actions that are based on allegations of untimely compliance or noncompliance with applicable regulations or statutes. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend our Company. Further, changes in governmental regulations both in the United States and in the other countries where we operate could have adverse effects on our business and subject us to additional regulatory actions. For a description of current legal proceedings, see Item 3, "Legal Proceedings," as well as Note 18 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Our pension and postretirement benefit plan obligations are currently underfunded, and we may have to make significant cash payments to some or all of these plans, which would reduce the cash available for our businesses.
We have unfunded obligations under our domestic pension and postretirement benefit plans. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent years. Moreover, unfavorable regulatory action could materially change the timing and amount of required plan funding and negatively impact our business operations and impair our business strategy.
On September 4, 2015, we announced the entry into a term sheet with the Pension Benefit Guaranty Corporation ("PBGC"), concerning a five-year pension plan protection and forbearance agreement with the PBGC.  The Company is in discussions with the PBGC to enter into a definitive agreement with the PBGC on terms consistent with the previously disclosed term sheet, pursuant to which the Company would continue to protect, or "ring-fence," pursuant to customary covenants, the assets of certain special purpose subsidiaries (the "Relevant Subsidiaries") holding real estate and/or intellectual property assets. Also under the proposed agreement, the Relevant Subsidiaries would grant PBGC a springing lien on the ring-fenced assets, which lien would be triggered only by (a) failure to make required contributions to the Company's pension plan (the "Plan"), (b) prohibited transfers of ownership interests in the Relevant Subsidiaries, (c) termination events with respect to the Plan, and (d) bankruptcy events with respect to the Company or certain of its material subsidiaries.
The Company will continue to make required contributions to the Plan, the scheduled amounts of which are not affected by the arrangement. Under the proposed agreement, the PBGC would agree to forbear from initiating an involuntary termination of the Plan, except upon the occurrence of specified conditions. If the PBGC were to initiate an involuntary termination of the Plan, our financial condition could be materially and adversely affected.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The following table summarizes the locations of our Kmart and Sears Domestic stores at January 30, 2016:

	Kmart	Sears Domestic
State / Territory	Discount Stores & Super Centers	Full-line Mall Stores & Essentials/Grand Stores	Specialty Stores
Alabama	17	7	—
Alaska	—	3	—
Arizona	13	13	—
Arkansas	5	7	—
California	83	76	4
Colorado	12	10	—
Connecticut	6	8	—
Delaware	4	3	—
Florida	47	51	1
Georgia	23	19	—
Hawaii	7	4	—
Idaho	7	4	—
Illinois	35	25	5
Indiana	23	14	1
Iowa	16	6	1
Kansas	8	5	1
Kentucky	24	6	—
Louisiana	10	12	1
Maine	6	4	—
Maryland	16	18	—
Massachusetts	17	20	—
Michigan	51	21	—
Minnesota	11	11	—
Mississippi	5	4	—
Missouri	17	11	—
Montana	8	1	—
Nebraska	6	4	—
Nevada	10	5	1
New Hampshire	4	6	—
New Jersey	27	20	1
New Mexico	11	7	—
New York	46	39	5
North Carolina	29	18	—
North Dakota	5	4	—
Ohio	47	35	—
Oklahoma	7	7	—
Oregon	7	6	1
Pennsylvania	81	36	—
Rhode Island	1	2	—
South Carolina	17	9	—
South Dakota	8	2	—
Tennessee	28	15	—
Texas	19	57	1
Utah	12	5	1
Vermont	2	1	—
Virginia	27	19	—
Washington	11	17	1
West Virginia	15	6	—
Wisconsin	15	11	—
Wyoming	9	2	—
Puerto Rico	21	9	1
U.S. Virgin Islands	4	—	—
Guam	1	—	—
Totals	941	705	26

	Kmart	Sears Domestic
	Discount Stores & Super Centers	Full-line Mall Stores & Essentials/Grand Stores	Specialty Stores
Owned	97	302	20
Leased	844	403	6
January 30, 2016	941	705	26
In addition, at January 30, 2016, we had 28 domestic supply chain distribution centers, of which nine were owned and 19 were leased with remaining lease terms ranging up to six years. Of the total, six primarily support Kmart stores, 18 primarily support Sears stores and four support both Sears and Kmart stores. We also had 416 domestic store warehouses, customer call centers and service facilities (including 17 facilities related to our appliance builder/distributor business), most of which are leased for terms ranging from one to six years or are part of other facilities included in the above table. Many of our facilities are also used to support our online channels.
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

Name	Position	Date First Became an Executive Officer	Age
Edward S. Lampert	Chairman of the Board and Chief Executive Officer	2013	53
Jeffrey A. Balagna	Executive Vice President	2013	55
Robert A. Schriesheim	Executive Vice President and Chief Financial Officer	2011	55
Girish Lakshman	President, Fulfillment - Supply Chain and Sourcing	2015	51
Kristin M. Coleman	Senior Vice President, General Counsel and Corporate Secretary	2014	47
Joelle Maher	President and Chief Member Officer, Sears	2015	49
Leena Munjal	Senior Vice President, Customer Experience and Integrated Retail	2013	39
Alasdair James	President and Chief Member Officer, Kmart	2014	45
Robert A. Riecker	Vice President, Controller and Chief Accounting Officer	2012	51
__________________
Mr. Lampert has served as Chairman of the Company's Board of Directors since 2004 and as our Chief Executive Officer since February 2013. He also is the Chairman and Chief Executive Officer of ESL Investments, Inc., which he founded in April 1988.
Mr. Balagna joined the Company as Executive Vice President and Chief Information Officer in May 2013 and currently serves as Executive Vice President of the Company. Prior to joining the Company, he served as the Senior Vice President and Chief Information Officer of Eli Lilly and Company, a pharmaceutical company, since February 2012. He previously served in senior positions for Carlson Companies, including President and Chief Executive Officer for Carlson Marketing Worldwide, a marketing, travel and hospitality company, which was acquired by Groupe Aeroplan, Inc. in 2009, from 2008 to September 2011, Chief Executive Officer of Carlson’s T.G.I. Friday’s and Pickup Stix casual restaurant businesses in 2008, and Executive Vice President, Chief Information Officer and Customer Technology Officer for Carlson Companies from 2005 to 2008. He previously served in senior positions for Medtronic, Inc., General Electric Company, and Ford Motor Company.
Mr. Schriesheim joined the Company as Executive Vice President in August 2011 and became Executive Vice President and Chief Financial Officer that same month. Prior to joining the Company, he served as the Chief Financial Officer of Hewitt Associates, Inc., a global human resources consulting and outsourcing company, from January 2010 to October 2010. From October 2006 to January 2010, he served as Executive Vice President and Chief Financial Officer of Lawson Software, Inc., an ERP software provider. From August 2002 to October 2006, he was affiliated with ARCH Development Partners, LLC, a seed stage venture capital fund. Before joining ARCH, Mr. Schriesheim held executive positions at Global TeleSystems, SBC Equity Partners, Ameritech, AC Nielsen and Brooke Group Ltd. Mr. Schriesheim serves as: a director of Skyworks Solutions, Inc. (since May 2006) and chairman of its audit committee; a director of Houlihan Lokey, Inc. (since August 2015) and chairman of its audit committee; and a director of NII Holdings, Inc. (since August 2015) and chairman of its audit committee. Mr. Schriesheim also served as a director of Dobson Communications Corp. from 2004 to 2007, a director of Lawson Software from 2006 to 2011, a director and Co-Chairman of MSC Software Corporation from 2007 to 2009 and a director of Georgia Gulf Corporation from 2009 to 2010.
Mr. Lakshman joined the Company as President, Fulfillment - Supply Chain and Sourcing in September 2015. Prior to joining the Company, he served in a variety of roles with Amazon.com, Inc. since July 1999, most recently as Vice President of Worldwide Transportation Strategy, Technology and Customer Returns. Mr. Lakshman serves as a director of Grubhub, Inc.

Ms. Coleman joined the Company as Senior Vice President, General Counsel and Corporate Secretary in July 2014. Prior to joining the Company, she served as Vice President, General Counsel and Secretary of Brunswick Corporation from 2009 to 2014.
Ms. Maher joined the Company as President and Chief Member Officer, Sears, in July 2015. Prior to joining the Company, she served as chief operating officer at Gymboree Corporation since 2013. Prior to Gymboree Corporation, Ms. Maher held several positions with Levi, Strauss & Co. since 2007, most recently as Executive Vice President, Retail.
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
Holdings' common stock is quoted on The NASDAQ Stock Market under the ticker symbol SHLD. There were 11,185 shareholders of record at March 10, 2016. The quarterly high and low sales prices for Holdings' common stock are set forth below.

	Fiscal Year 2015
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$46.23	$44.72	$28.31	$25.24
Low	$31.35	$20.86	$19.08	$16.27

	Fiscal Year 2014
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$51.06	$45.00	$40.78	$48.25
Low	$31.26	$34.88	$24.10	$30.70
Holdings has not paid cash dividends over the two most recent fiscal years and does not expect to pay cash dividends in the foreseeable future.
Equity Compensation Plan Information
The following table reflects information about securities authorized for issuance under our equity compensation plans at January 30, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*
Equity compensation plans approved by security holders	—	—	4,979,161
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	4,979,161

__________________

*
Represents shares of common stock that may be issued pursuant to our 2006 Stock Plan or our 2013 Stock Plan. Awards under the 2006 Stock Plan may be restricted stock awards, a grant of shares of our common stock in connection with an award made under a long-term incentive plan, or certain other stock-based awards. Awards under the 2013 Stock Plan may be restricted stock, stock unit awards, incentive stock options, nonqualified stock options, stock appreciation rights, or certain other stock-based awards. The 2013 Stock Plan also allows common stock of Holdings to be awarded in settlement of an incentive award under the Sears Holdings Corporation Umbrella Incentive Program (and any incentive program established thereunder). The shares shown consist of 359,684 shares of common stock that are available for future issuance pursuant to our 2006 Stock Plan and 4,619,477 shares of common stock that are available for future issuance pursuant to our 2013 Stock Plan. Excludes shares covered by an outstanding plan award that, subsequent to January 30, 2016, ultimately are not delivered on an unrestricted basis (for example, because the award is forfeited, canceled, settled in cash or used to satisfy tax withholding obligations).

Stock Performance Graph
Comparison of Five-Year Cumulative Stockholder Return
The following graph compares the cumulative total return to stockholders on Holdings' common stock from January 28, 2011 through January 29, 2016, the last trading day before the end of fiscal year 2015, based on the market prices at the last trading day before the end of each fiscal year through and including fiscal year 2015, with the return on the S&P 500 Index, the S&P 500 Retailing Index and the S&P 500 Department Stores Index for the same period. The graph assumes an initial investment of $100 on January 28, 2011 in each of our common stock, the S&P 500 Index, the S&P Retailing Index and the S&P 500 Department Stores Index. The graph further assumes reinvestment of the value of: (i) shares of Orchard Supply Hardware Stores Corporation ("OSH") on January 3, 2012, the first day OSH shares traded on NASDAQ; (ii) subscription rights to purchase shares of common stock of SHO on September 13, 2012, the ex-distribution date of the distribution of such rights to Holdings’ shareholders; (iii) common shares of Sears Canada on November 13, 2012, the distribution date of such shares to Holdings’ shareholders; (iv) shares of Lands' End on April 7, 2014, the ex-distribution date of the distribution of such shares to Holdings' shareholders; (v) subscription rights to purchase shares of common stock of Sears Canada on October 17, 2014, the ex-distribution date of the distribution of such rights to Holdings' shareholders; (vi) subscription rights to purchase up to $625 million in aggregate principal amount of 8% senior unsecured notes due 2019 and warrants to purchase shares of Holdings' common stock on November 3, 2014, the ex-distribution date of the distribution of such rights to Holdings' shareholders; and (vii) subscription rights to purchase shares of common stock of Seritage Growth Properties on June 12, 2015, the distribution date of such rights to Holdings’ shareholders.
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

	Jan 28, 2011	Jan 27, 2012	Feb 1, 2013	Jan 31, 2014	Jan 30, 2015	Jan 29, 2016
Sears Holdings	$100.00	$60.01	$72.91	$55.77	$64.70	$41.38
S&P 500 Index	$100.00	$105.32	$123.85	$148.98	$170.15	$169.01
S&P 500 Retailing Index	$100.00	$113.42	$144.15	$180.63	$216.93	$253.36
S&P 500 Department Stores Index	$100.00	$113.09	$116.58	$135.30	$168.81	$121.73

Purchase of Equity Securities
During the quarter ended January 30, 2016, we did not repurchase any shares of our common stock under our common share repurchase program. At January 30, 2016, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 1, 2015 to November 28, 2015	1,048	$19.96	—	$—
November 29, 2015 to January 2, 2016	—	—	—	—
January 3, 2016 to January 30, 2016	—	—	—	—
Total	1,048	$19.96	—	$—	$503,907,832
__________________

(1)	Consists entirely of 1,048 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.

(2)
Our common share repurchase program was initially announced on September 14, 2005 and has a total authorization since inception of the program of $6.5 billion, including the authorizations to purchase up to an additional $500 million of common stock on each of December 17, 2009 and May 2, 2011. The program has no stated expiration date.

The Amended Domestic Credit Agreement (described in Management's Discussion and Analysis of Financial Condition and Results of Operation - "Uses and Sources of Liquidity" section below) limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, is at least 15%, exceptions that may be subject to certain maximum amounts and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility. Further, the Amended Domestic Credit Agreement includes customary covenants that restrict our ability to make dispositions, prepay debt, and make investments, subject, in each case, to various exceptions. The Amended Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.

Item 6.	Selected Financial Data
The table below summarizes our recent financial information. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and our Consolidated Financial Statements and notes thereto in Item 8.

	Fiscal
dollars in millions, except per share and store data	2015	2014	2013	2012	2011
Summary of Operations
Revenues(1)	$25,146	$31,198	$36,188	$39,854	$41,567
Domestic comparable store sales %	(9.2)%	(1.8)%	(3.8)%	(2.5)%	(2.2)%
Net loss from continuing operations attributable to Holdings' shareholders(2)	(1,129)	(1,682)	(1,365)	(930)	(3,113)
Per Common Share
Basic:
Net loss from continuing operations attributable to Holdings' shareholders	$(10.59)	$(15.82)	$(12.87)	$(8.78)	$(29.15)
Diluted:
Net loss from continuing operations attributable to Holdings' shareholders	$(10.59)	$(15.82)	$(12.87)	$(8.78)	$(29.15)
Holdings' book value per common share	$(18.40)	$(8.93)	$16.34	$25.89	$40.26
Financial Data
Total assets	$11,337	$13,185	$18,234	$19,320	$21,357
Long-term debt	1,971	2,878	2,531	1,560	1,668
Long-term capital lease obligations	137	210	275	364	395
Capital expenditures	211	270	329	378	432
Adjusted EBITDA(3)	(836)	(718)	(487)	428	51
Domestic Adjusted EBITDA(3)	(836)	(647)	(490)	359	(50)
Domestic Adjusted EBITDA excluding Seritage/JV rent(3)	(703)	(647)	(490)	359	(50)
Number of stores	1,672	1,725	2,429	2,548	4,010
_________________

(1)	We follow a retail-based financial reporting calendar. Accordingly, the fiscal year ended February 2, 2013 contained 53 weeks, while all other years presented contained 52 weeks.

(2)
The periods presented were impacted by certain significant items, which affected the comparability of amounts reflected in the above selected financial data. For 2015, 2014 and 2013, these significant items are discussed within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." 2012 results include the impact of non-cash charges of domestic pension settlements of $452 million, domestic pension expense of $103 million, domestic store closings and severance of $109 million, domestic transaction costs of $6 million, domestic gain on the sales of assets of $160 million and the results of the Lands' End, Sears Canada and Sears Hometown and Outlet businesses that were included in the results of our operations prior to the respective separations of $50 million, $(51) million and $51 million, respectively. 2011 results include the impact of non-cash charges of $551 million related to the impairment of goodwill balances, a $1.8 billion non-cash charge to establish a valuation allowance against our domestic deferred tax assets, domestic pension expense of $46 million, store closings and severance of $225 million, mark-to-market losses of $3 million on Sears Canada hedge transactions, gain on the sale of real estate of $20 million, and hurricane losses of $7 million.

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
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We operate a national network of stores, with 1,672 full-line and specialty retail stores in the United States, operating as Kmart and Sears. Further, we operate a number of websites under the Sears.com and Kmart.com banners which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way® connects all of the ways members shop - in store, at home, online and by phone.
Through the third quarter of 2014, we conducted our operations in three business segments: Kmart, Sears Domestic and Sears Canada. As a result of the de-consolidation of Sears Canada as described in Note 2 of Notes to the Consolidated Financial Statements, Sears Canada is no longer an operating or reportable segment. We now conduct our operations in two business segments: Kmart and Sears Domestic. The nature of operations conducted within each of these segments is discussed within the "Business Segments" section of Item 1 in this Annual Report on Form 10-K. Our business segments have been determined in accordance with accounting standards regarding the determination, and reporting, of business segments.
RESULTS OF OPERATIONS
Fiscal Year
Our fiscal year end is the Saturday closest to January 31 each year. Fiscal years 2015, 2014 and 2013 consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Holdings' Consolidated Results
Holdings' consolidated results of operations for 2015, 2014 and 2013 are summarized as follows:

millions, except per share data	2015	2014	2013
REVENUES
Merchandise sales and services	$25,146	$31,198	$36,188
COSTS AND EXPENSES
Cost of sales, buying and occupancy	19,336	24,049	27,433
Gross margin dollars	5,810	7,149	8,755
Gross margin rate	23.1%	22.9%	24.2%
Selling and administrative	6,857	8,220	9,384
Selling and administrative expense as a percentage of revenues	27.3%	26.3%	25.9%
Depreciation and amortization	422	581	732
Impairment charges	274	63	233
Gain on sales of assets	(743)	(207)	(667)
Total costs and expenses	26,146	32,706	37,115
Operating loss	(1,000)	(1,508)	(927)
Interest expense	(323)	(313)	(254)
Interest and investment income (loss)	(62)	132	207
Other income	—	4	2
Loss before income taxes	(1,385)	(1,685)	(972)
Income tax (expense) benefit	257	(125)	(144)
Net loss	(1,128)	(1,810)	(1,116)
(Income) loss attributable to noncontrolling interests	(1)	128	(249)
NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(1,129)	$(1,682)	$(1,365)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Diluted loss per share	$(10.59)	$(15.82)	$(12.87)
Diluted weighted average common shares outstanding	106.6	106.3	106.1

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Domestic comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a negative impact to our domestic comparable store sales results of approximately 10 basis points for 2015 and a benefit of 120 basis points for 2014. In addition, domestic comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a positive impact of approximately 10 basis points and a negative impact of 10 basis points for 2015 and 2014, respectively.
Domestic comparable store sales results for 2015 were calculated based on the 52-week period ended January 30, 2016 as compared to the comparable 52-week period in the prior year, while domestic comparable store sales results for 2014 were calculated based on the 52-week period ended January 31, 2015 as compared to the comparable 52-week period in the prior year.
2015 Compared to 2014
Net Loss Attributable to Holdings' Shareholders
We recorded a net loss attributable to Holdings' shareholders of $1.1 billion ($10.59 loss per diluted share) and $1.7 billion ($15.82 loss per diluted share) for 2015 and 2014, respectively. Our results for 2015 and 2014 were affected by a number of significant items. Our net loss as adjusted for these significant items, which are further discussed below, was $953 million ($8.94 loss per diluted share) for 2015 and $830 million ($7.81 loss per diluted share) for 2014. The increase in net loss as adjusted for the year primarily reflected a decline in gross margin, which was driven by the decline in revenues, partially offset by a decrease in selling and administrative expenses.
In addition to our net loss attributable to Sears Holdings' shareholders determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for purposes of evaluating operating performance, we use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), Domestic Adjusted EBITDA and Domestic Adjusted EBITDA excluding Seritage/JV rent as well as Adjusted Earnings per Share ("Adjusted EPS"). Domestic Adjusted EBITDA, excluding Seritage/JV rent, reflects the impact of the additional rent expense and assigned sub-tenant rental income as a result of the Seritage and JV transactions. The terms of our leases with Seritage and the JVs provide us with the ability to accelerate the transformation of our physical stores. We expect that our cash rent obligation will decrease significantly as space in these stores is recaptured.

Adjusted EBITDA, Domestic Adjusted EBITDA, and Domestic Adjusted EBITDA excluding Seritage/JV rent were determined as follows:

millions	2015	2014	2013
Net loss attributable to Holdings per statement of operations	$(1,129)	$(1,682)	$(1,365)
Income (loss) attributable to noncontrolling interests	1	(128)	249
Income tax expense (benefit)	(257)	125	144
Interest expense	323	313	254
Interest and investment (income) loss	62	(132)	(207)
Other income	—	(4)	(2)
Operating loss	(1,000)	(1,508)	(927)
Depreciation and amortization	422	581	732
Gain on sales of assets	(743)	(207)	(667)
Before excluded items	(1,321)	(1,134)	(862)

Closed store reserve and severance	98	224	130
Domestic pension expense	229	89	162
Other expenses(1)	(64)	50	—
Amortization of deferred Seritage gain	(52)	—	—
Impairment charges	274	63	233
Adjusted EBITDA	(836)	(708)	(337)

Lands' End separation	—	(10)	(150)
Adjusted EBITDA as defined(2)	$(836)	$(718)	$(487)

Sears Canada segment	—	71	(3)
Domestic Adjusted EBITDA as defined(2)	$(836)	$(647)	$(490)

Seritage/JV rent	133	—	—
Domestic Adjusted EBITDA as defined(2) excluding Seritage/JV rent	$(703)	$(647)	$(490)

(1) Consists of one-time credits from vendors, expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.
(2) Adjusted to reflect the results of the Lands' End and Sears Canada businesses that were included in our results of operations prior to the separation/disposition.

Adjusted EBITDA for our segments was as follows:

	2015			2014				2013
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating income (loss) per statement of operations	$(292)	$(708)	$(1,000)	$(422)	$(920)	$(166)	$(1,508)	$(351)	$(940)	$364	$(927)
Depreciation and amortization	72	350	422	95	437	49	581	129	511	92	732
(Gain) loss on sales of assets	(185)	(558)	(743)	(103)	(105)	1	(207)	(66)	(63)	(538)	(667)
Before excluded items	(405)	(916)	(1,321)	(430)	(588)	(116)	(1,134)	(288)	(492)	(82)	(862)

Closed store reserve, severance and other	86	12	98	142	55	27	224	89	(31)	72	130
Domestic pension expense	—	229	229	—	89	—	89	—	162	—	162
Other expenses(1)	43	(107)	(64)	43	4	3	50	—	—	—	—
Amortization of deferred Seritage gain	(11)	(41)	(52)	—	—	—	—	—	—	—	—
Impairment charges	14	260	274	29	19	15	63	70	150	13	233
Adjusted EBITDA	(273)	(563)	(836)	(216)	(421)	(71)	(708)	(129)	(211)	3	(337)

Lands' End separation	—	—	—	—	(10)	—	(10)	—	(150)	—	(150)
Adjusted EBITDA as defined(2)	$(273)	$(563)	$(836)	$(216)	$(431)	$(71)	$(718)	$(129)	$(361)	$3	$(487)
% to revenues(3)	(2.7)%	(3.8)%	(3.3)%	(1.8)%	(2.6)%	(3.4)%	(2.3)%	(1.0)%	(2.0)%	0.1%	(1.4)%

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

The following tables set forth results of operations on a GAAP and "As Adjusted" basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Consolidated Statements of Operations during the years 2015, 2014 and 2013.

	Year Ended January 30, 2016
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Domestic Closed Store Reserve, Store Impairments and Severance	Trade name Impairment	Domestic Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Domestic Tax Matters	As Adjusted
Gross margin impact	$5,810	$—	$44	$—	$—	$—	$(52)	$(146)	$—	$5,656
Selling and administrative impact	6,857	(229)	(54)	—	—	—	—	(82)	—	6,492
Depreciation and amortization impact	422	—	(3)	—	—	—	—	—	—	419
Impairment charges impact	274	—	(94)	(180)	—	—	—	—	—	—
Gain on sales of assets impact	(743)	—	—	—	687	—	—	—	—	(56)
Operating loss impact	(1,000)	229	195	180	(687)	—	(52)	(64)	—	(1,199)
Interest and investment loss impact	(62)	—	—	—	—	59	—	—	—	(3)
Income tax benefit impact	257	(86)	(73)	(68)	258	(22)	20	24	263	573
After tax and noncontrolling interests impact	(1,129)	143	122	112	(429)	37	(32)	(40)	263	(953)
Diluted loss per share impact	$(10.59)	$1.34	$1.14	$1.05	$(4.02)	$0.35	$(0.30)	$(0.38)	$2.47	$(8.94)
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
(1) Adjusted to reflect the results of the Lands' End and Sears Canada businesses that were included in our results prior to the separation/disposition.

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
(1) Adjusted to reflect the results of the Lands' End and Sears Canada businesses that were included in our results of operations prior to the separation/disposition.

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
While Adjusted EBITDA, Domestic Adjusted EBITDA and Domestic Adjusted EBITDA excluding Seritage/JV rent are non-GAAP measurements, management believes that they are important indicators of ongoing operating performance, and useful to investors, because:

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

We also believe that our use of Adjusted EPS provides an appropriate measure for investors to use in assessing our performance across periods, given that this measure provides an adjustment for certain significant items which may vary significantly from period to period, improving the comparability of year-to-year results and is therefore representative of our ongoing performance. Therefore, we have adjusted our results for significant items to make our statements more useful and comparable. However, we do not, and do not recommend that you, solely use Adjusted EPS to assess our financial and earnings performance. We also use, and recommend that you use, diluted earnings per share in addition to Adjusted EPS in assessing our earnings performance.
These other significant items included in Adjusted EBITDA, Domestic Adjusted EBITDA, Domestic Adjusted EBITDA excluding Seritage/JV rent and Adjusted EPS are further explained as follows:

•
Domestic pension expense – Contributions to our pension plans remain a significant use of our cash on an annual basis. Cash contributions to our pension and postretirement plans are separately disclosed on the cash flow statement. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, we have a legacy pension obligation for past service performed by Kmart and Sears associates. The annual pension expense included in our statement of operations related to these legacy domestic pension plans was relatively minimal in years prior to 2009. However, due to the severe decline in the capital markets that occurred in the latter part of 2008, and the resulting abnormally low interest rates, which continue to persist, our domestic pension expense was $229 million in 2015, $89 million in 2014 and $162 million in 2013. Pension expense is comprised of interest cost, expected return on plan assets and recognized net loss and other. This adjustment eliminates the entire pension expense from the statement of operations to improve comparability. Pension expense is included in the determination of net income (loss).

The components of the adjustments to EBITDA related to domestic pension expense were as follows:

millions	2015	2014	2013
Components of net periodic expense:
Interest cost	$210	$221	$219
Expected return on plan assets	(249)	(247)	(224)
Recognized net loss and other	268	115	167
Net periodic expense	$229	$89	$162

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

•
Impairment charges – Accounting standards require the Company to evaluate the carrying value of fixed assets, goodwill and intangible assets for impairment. As a result of the Company's analysis, we have recorded impairment charges related to certain fixed asset and indefinite-lived intangible asset balances.

•
Domestic gains on sales of assets – We have recorded significant gains on sales of assets, as well as gains on sales of joint venture interests, which were primarily attributable to several real estate transactions. Management considers these gains on sale of assets to result from investing decisions rather than ongoing operations.

•
Mark-to-market adjustments – We elected the fair value option for the equity method investment in Sears Canada, and the change in fair value is recorded in interest and investment income on the Consolidated Statement of Operations. Management considers activity related to our retained investment in Sears Canada to result from investing decisions rather than ongoing operations. Furthermore, we do not consider the short term fluctuations in Sears Canada's stock price useful in assessing our operating performance.

•
Amortization of deferred Seritage gain – A portion of the gain on the Seritage transaction was deferred and will be recognized in proportion to the related rent expense, which is a component of cost of sales, buying and occupancy on the Consolidated Statement of Operations, over the lease term. Management considers the amortization of the deferred Seritage gain to result from investing decisions rather than ongoing operations.

•	Other – consists of one-time credits from vendors, transaction costs associated with strategic initiatives, expenses associated with legal matters and other expenses.

•
Domestic tax matters – In 2011, we recorded a non-cash charge to establish a valuation allowance against substantially all of our domestic deferred tax assets. Accounting rules generally require that a valuation reserve be established when income has not been generated over a three-year cumulative period to support the deferred tax asset. While an accounting loss was recorded, we believe no economic loss has occurred as these net operating losses and tax benefits remain available to reduce future taxes as income is generated in subsequent periods. As this valuation allowance has a significant impact on the effective tax rate, we have adjusted our results to reflect a standard effective tax rate for the Company beginning in fiscal 2011 when the valuation allowance was first established.

•	Gain on Sears Canada disposition – We recognized a gain upon de-consolidation of Sears Canada. Management considers the gain to result from investing decisions rather than ongoing operations.

•
Sears Canada segment – Reflects the results of the Sears Canada business that were included in our results of operations prior to the disposition. The adjustment also includes the valuation allowance that was recorded in the third quarter of 2014 prior to the de-consolidation of Sears Canada.

•	Lands' End separation – Reflects the results of the Lands' End business that were included in our results of operations prior to the separation.

•
Seritage/JV rent – Reflects the impact of the additional rent expense and assigned sub-tenant income as a result of the Seritage and joint venture transactions. The terms of our leases with Seritage and the joint venture partners provide us with the ability to accelerate the transformation of our physical stores. We expect that our cash rent obligation will decrease significantly as space in these stores is recaptured.

Revenues and Comparable Store Sales
Revenues decreased $6.1 billion, or 19.4%, to $25.1 billion in 2015, as compared to revenues of $31.2 billion in 2014. Much of the decline related to actions we took during 2014 to streamline our operations and focus on our transformation into a member-centric retailer. The decrease in revenue included a decrease of $2.1 billion associated with Sears Canada, which was de-consolidated in October 2014, $222 million from the separation of the Lands’ End business, which was completed on April 4, 2014, and $1.5 billion from fewer Kmart and Sears Full-line stores. In addition, domestic comparable store sales declined 9.2%, which contributed to $2.0 billion of the decline. The decline in comparable store sales was driven by reduced, but more highly targeted promotional and marketing spend to better align with member needs and a shift away from low margin categories, such as consumer electronics. Comparable store sales in the latter part of the year, particularly in the apparel and softlines businesses, were negatively impacted by unseasonably warm weather and a highly promotional environment.
Kmart comparable store sales declined 7.3% with increases in the home appliances, mattresses and seasonal categories, which were more than offset by declines in the consumer electronics, apparel, grocery & household and drugstore categories. Excluding the impact of the consumer electronics business, which is a business we continue to alter to meet our members' needs, Kmart comparable store sales would have decreased 5.5%. Sears Domestic comparable store sales decreased 11.1%, and were also negatively impacted by consumer electronics. Excluding the impact of consumer electronics, Sears Domestic comparable store sales would have decreased 9.5%, primarily driven by decreases in apparel, home appliances, lawn & garden and Sears Auto Centers, which were partially offset by an increase in the mattresses category.
Gross Margin
Gross margin declined $1.3 billion to $5.8 billion in 2015 from $7.1 billion in 2014 as the above noted decline in sales was partially offset by an improvement in gross margin rate. Gross margin for 2015 included one-time vendor credits of $146 million, as well as a credit of $52 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, while 2014 included gross margin of $502 million from Sears Canada and $87 million from the Lands' End business. Gross margin for 2015 and 2014 also included charges of $44 million and $68 million, respectively, related to store closures.
As compared to the prior year, Kmart's gross margin rate for 2015 declined 10 basis points, as increases experienced in a majority of categories, most notably consumer electronics, grocery & household, drugstore and toys, were more than offset by decreases in the apparel and pharmacy categories. Sears Domestic's gross margin rate for 2015 improved 50 basis points. Excluding the impact of significant items, Sears Domestic's gross margin rate declined 60 basis points, with the most notable decreases experienced in the apparel and home appliances categories driven by an increase in promotional activities, particularly during the fourth quarter of 2015 as a result of the highly competitive promotional environment.
In addition, as a result of the Seritage and JV transactions, 2015 included additional rent expense and assigned sub-tenant income of approximately $133 million.

Selling and Administrative Expenses
Selling and administrative expenses decreased $1.4 billion to $6.9 billion in 2015 from $8.2 billion in 2014 and included significant items which aggregated to expense of $365 million and $945 million for 2015 and 2014, respectively, with 2014 including expenses of $603 million from Sears Canada and $77 million from the Lands' End business. Excluding these items, selling and administrative expenses declined $783 million, primarily due to decreases in payroll and advertising expenses.
Selling and administrative expenses as a percentage of revenues ("selling and administrative expense rate") were 27.3% and 26.3% for 2015 and 2014, respectively, as the decreases in overall selling and administrative expenses were more than offset by the above noted decline in revenues.
Depreciation and Amortization
Depreciation and amortization expense decreased by $159 million during 2015 to $422 million, primarily due to having fewer assets to depreciate. Depreciation and amortization expense during 2014 included expense of $52 million related to Sears Canada and the Lands' End business.
Impairment Charges
We recorded impairment charges of $274 million in 2015, which consisted of impairment of $180 million related to the Sears trade name, as well as $94 million related to the impairment of long-lived assets. We recorded impairment charges of $63 million in 2014, which were related to the impairment of long-lived assets. Impairment charges recorded in both years are described further in Notes 1 and 13 of Notes to Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets of $743 million in 2015 and $207 million in 2014, which were primarily attributable to several significant real estate transactions. The gains recorded in 2015 included $508 million recognized in connection with the joint venture transactions and the sale-leaseback transaction with Seritage. Gains on sales of assets recorded in both years are described further in Note 11 of Notes to Consolidated Financial Statements.
Operating Loss
We recorded an operating loss of $1.0 billion and $1.5 billion in 2015 and 2014, respectively. The operating loss for 2015 included significant items which aggregated to operating income of $199 million, while operating loss for 2014 included significant items which aggregated to operating expense of $461 million. Excluding these items, we would have reported an operating loss of $1.2 billion and $1.0 billion in 2015 and 2014, respectively. The increase in operating loss in 2015 was primarily driven by the decrease in gross margin, partially offset by the decline in selling and administrative expenses.
Interest Expense
We incurred $323 million and $313 million in interest expense during 2015 and 2014, respectively. The increase is due to an increase in average outstanding borrowings in 2015.
Interest and Investment Income (Loss)
We recorded interest and investment loss of $62 million during 2015 compared to interest and investment income of $132 million during 2014. Interest and investment income (loss) is described further in Note 6 of Notes to Consolidated Financial Statements.
Income Taxes
We recorded an income tax benefit of $257 million in 2015 compared with income tax expense of $125 million in 2014. During 2015, the Company realized a significant tax benefit on the deferred taxes related to indefinite-life assets associated with the property sold in the transaction with Seritage. As a result, our effective tax rate for 2015 was a benefit of 18.6% compared to expense of 7.4% for 2014. Also, the application of the requirements for accounting for income taxes, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2015 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. In addition, 2015 was negatively impacted by foreign branch taxes and state income taxes.
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

Gross Margin
Gross margin declined $1.6 billion to $7.1 billion in 2014 from $8.8 billion in 2013 due to the above noted decline in revenues, as well as a decline in gross margin rate. Gross margin included significant items which aggregated to $521 million and $1.6 billion for 2014 and 2013, respectively.
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
Selling and Administrative Expenses
Selling and administrative expenses decreased $1.2 billion to $8.2 billion in 2014 from $9.4 billion in 2013, and included significant items which aggregated to expense of $945 million and $1.7 billion for 2014 and 2013, respectively. Excluding these items, domestic selling and administrative expenses declined $394 million primarily due to decreases in payroll and advertising expenses.
Selling and administrative expenses as a percentage of revenues ("selling and administrative expense rate") were 26.3% and 25.9% for 2014 and 2013, respectively, and increased primarily as the decrease in overall selling and administrative expenses was offset by lower expense leverage due to the above noted decline in revenues.
Impairment Charges
We recorded impairment charges of $63 million and $233 million in 2014 and 2013, respectively, related to the impairment of long-lived assets as a result of store closings and impairment tests of our long-lived assets. Impairment charges recorded in both years are described further in Note 13 of Notes to Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets of $207 million in 2014 and $667 million in 2013, which were primarily attributable to several significant real estate transactions. Gains on sales of assets recorded in both years are described further in Note 11 of Notes to Consolidated Financial Statements.
Operating Loss
We recorded an operating loss of $1.5 billion and $927 million in 2014 and 2013, respectively. The operating loss for 2014 included significant items which aggregated to expense of $461 million. The operating loss for 2013 included significant items which aggregated to operating income of $108 million. Excluding these items, we would have reported an operating loss of $1.0 billion in both 2014 and 2013.
Interest Expense
We incurred $313 million and $254 million in interest expense during 2014 and 2013, respectively. The increase is due to an increase in average outstanding borrowings in 2014.
Interest and Investment Income
We recorded interest and investment income of $132 million and $207 million during 2014 and 2013, respectively. Interest and investment income is described further in Note 6 of Notes to Consolidated Financial Statements.

Income Taxes
We recorded income tax expense of $125 million and $144 million in 2014 and 2013, respectively. Our effective tax rate for 2014 was 7.4% compared to 14.8% in 2013. The application of the requirements for accounting for income taxes, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income/loss. Our tax rate in 2014 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. The 2014 rate was negatively impacted by a valuation allowance established on Sears Canada’s deferred tax assets in the third quarter, prior to de-consolidation, and increased foreign taxes in Puerto Rico resulting from a new tax law change, which became effective during the second quarter of 2014. These items were partially offset by state audit settlements and statute expirations. In addition, the 2014 rate was favorably impacted by the book to tax difference for the original issue discount relating to the $625 million 8% senior unsecured notes issued in November 2014, which resulted in the creation of a deferred tax liability through additional paid-in capital and a valuation allowance reversal through continuing operations.
Business Segment Results
Kmart
Kmart results and key statistics were as follows:

millions, except number of stores	2015	2014	2013
Merchandise sales and services	$10,188	$12,074	$13,194
Comparable store sales %	(7.3)%	(1.4)%	(3.6)%
Cost of sales, buying and occupancy	8,042	9,513	10,329
Gross margin dollars	2,146	2,561	2,865
Gross margin rate	21.1%	21.2%	21.7%
Selling and administrative	2,537	2,962	3,083
Selling and administrative expense as a percentage of total revenues	24.9%	24.5%	23.4%
Depreciation and amortization	72	95	129
Impairment charges	14	29	70
Gain on sales of assets	(185)	(103)	(66)
Total costs and expenses	10,480	12,496	13,545
Operating income (loss)	$(292)	$(422)	$(351)
Adjusted EBITDA	$(273)	$(216)	$(129)
Total Kmart stores	941	979	1,152
2015 Compared to 2014
Revenues and Comparable Store Sales
Kmart’s revenues decreased by $1.9 billion to $10.2 billion in 2015, primarily due to the effect of having fewer stores in operation, which accounted for approximately $1.1 billion of the decline. Revenues were also impacted by a decrease in comparable store sales of 7.3%, which accounted for approximately $787 million of the decline.
The decline in comparable store sales was primarily driven by declines in the consumer electronics, apparel, grocery & household and drugstore categories, partially offset by increases in the home appliances, mattresses and seasonal categories. Excluding the impact of the consumer electronics business, which is a business we continue to alter to meet our members' needs, Kmart comparable store sales would have decreased 5.5%.

Gross Margin
Kmart generated $2.1 billion in gross margin in 2015 compared to $2.6 billion in 2014. The decrease in Kmart’s gross margin is due to the above noted decrease in sales, as well as a slight decrease in gross margin rate. Gross margin included significant items which aggregated to $28 million and $54 million for 2015 and 2014, respectively. Excluding these items, gross margin decreased $441 million.
Kmart's gross margin rate declined 10 basis points to 21.1% in 2015 from 21.2% in 2014, as increases experienced in a majority of categories, most notably grocery & household, consumer electronics, drugstore and toys, were more than offset by decreases in the apparel and pharmacy categories.
In addition, as a result of the Seritage and JV transactions, 2015 included additional rent expense and assigned sub-tenant rental income of approximately $25 million.
Selling and Administrative Expenses
Kmart's selling and administrative expenses decreased $425 million in 2015. Selling and administrative expenses included significant items which aggregated to expense of $90 million and $131 million for 2015 and 2014, respectively. Excluding these items, selling and administrative expenses decreased $384 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate was 24.9% in 2015 and 24.5% in 2014 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased by $23 million during 2015 to $72 million, primarily due to having fewer assets to depreciate.
Impairment charges
Kmart recorded impairment charges of $14 million and $29 million in 2015 and 2014, respectively, related to the impairment of long-lived assets. Impairment charges recorded during 2015 and 2014 are further described in Note 13 of Notes to Consolidated Financial Statements.
Gain on Sales of Assets
Kmart recorded total gains on sales of assets of $185 million and $103 million in 2015 and 2014, respectively. Gains recorded in 2015 included gains of $137 million recognized in connection with the sale-leaseback transaction with Seritage. Gains on sales of assets recorded in both years are described further in Note 11 of Notes to Consolidated Financial Statements.
Operating Loss
Kmart recorded an operating loss of $292 million in 2015 as compared to $422 million in 2014. Operating loss for 2015 included significant items which aggregated to operating income of $14 million, while operating loss for 2014 included significant items which aggregated to operating expense of $208 million. Excluding these items, Kmart would have reported an operating loss of $306 million and $214 million for 2015 and 2014, respectively. The increase in Kmart's operating loss was primarily driven by the decrease in gross margin, partially offset by the decrease in selling and administrative expenses.

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
Gross Margin
Kmart generated $2.6 billion in gross margin in 2014 compared to $2.9 billion in 2013. The decrease in Kmart’s gross margin is due to the above noted decrease in sales, as well as a decline in gross margin rate. Gross margin included significant items which aggregated to $54 million and $45 million for 2014 and 2013, respectively. Excluding these items, gross margin decreased $295 million.
Kmart's gross margin rate declined 50 basis points to 21.2% in 2014 from 21.7% in 2013, and was impacted by transactions that offer both traditional promotional marketing discounts and Shop Your Way® points. The gross margin rate decline was primarily driven by decreases in home, consumer electronics and seasonal, which were partially offset by an improvement in the apparel category.
Selling and Administrative Expenses
Kmart’s selling and administrative expenses decreased $121 million in 2014. The decrease primarily reflects decreases in payroll and advertising expenses. Selling and administrative expenses included significant items which aggregated to expense of $131 million and $44 million for 2014 and 2013, respectively.
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
Gain on Sales of Assets
Kmart recorded total gains on sales of assets of $103 million and $66 million in 2014 and 2013, respectively. Gains on sales of assets recorded in both years are described further in Note 11 of Notes to Consolidated Financial Statements.

Operating Loss
Kmart recorded an operating loss of $422 million in 2014 as compared to $351 million in 2013. Operating loss in 2014 included significant items which aggregated to an operating expense of $208 million. Operating income in 2013 also included significant items which aggregated to an operating expense of $144 million. Excluding these items, Kmart would have reported an operating loss of $214 million and $207 million in 2014 and 2013, respectively. This decline in operating performance was primarily the result of the above noted declines in sales and gross margin, partially offset by decreases in selling and administrative and depreciation expenses.
Sears Domestic
Sears Domestic results and key statistics were as follows:

millions, except number of stores	2015	2014	2013
Merchandise sales and services	$14,958	$17,036	$19,198
Comparable store sales %	(11.1)%	(2.1)%	(1.4)%
Cost of sales, buying and occupancy	11,294	12,950	14,324
Gross margin dollars	3,664	4,086	4,874
Gross margin rate	24.5%	24.0%	25.4%
Selling and administrative	4,320	4,655	5,216
Selling and administrative expense as a percentage of total revenues	28.9%	27.3%	27.2%
Depreciation and amortization	350	437	511
Impairment charges	260	19	150
Gain on sales of assets	(558)	(105)	(63)
Total costs and expenses	15,666	17,956	20,138
Operating loss	$(708)	$(920)	$(940)
Adjusted EBITDA	$(563)	$(421)	$(211)
Lands' End separation	—	(10)	(150)
Adjusted EBITDA as defined(1)	$(563)	$(431)	$(361)
Number of:
Full-line stores	705	717	778
Specialty stores	26	29	50
Total Domestic Sears Stores	731	746	828
__________________
(1) Adjusted to reflect the results of the Lands' End business that were included in our results of operations prior to the separation.
2015 Compared to 2014
Revenues and Comparable Store Sales
Sears Domestic's revenues decreased by $2.1 billion to $15.0 billion in 2015. This decline in revenues was primarily driven by a decrease in comparable store sales of 11.1%, which accounted for $1.2 billion of the decline, and the effect of having fewer Full-line stores in operation, which accounted for $433 million of the decline. The revenue decline also included $222 million lower revenue as a result of the separation of the Lands' End business, which occurred in the first quarter of 2014, as well as lower revenues from our Home Services business of approximately $110 million. The decline in comparable store sales was driven by reduced, but more highly targeted promotional and marketing spend to better align with member needs and a shift away from low margin categories, such as consumer electronics. Comparable store sales in the latter part of the year, particularly in the apparel and softlines businesses, were negatively impacted by unseasonably warm weather and a highly promotional environment.
Sears Domestic comparable store sales were also negatively impacted by consumer electronics. Excluding the impact of consumer electronics, Sears Domestic comparable store sales would have decreased 9.5%, primarily driven by decreases in apparel, home appliances, lawn & garden and Sears Auto Centers, which were partially offset by an increase in the mattresses category.
Gross Margin
Sears Domestic generated gross margin of $3.7 billion and $4.1 billion in 2015 and 2014, respectively, and included significant items which aggregated to additional gross margin of $182 million and $73 million for 2015 and 2014, respectively. Excluding these items, gross margin decreased $531 million.
Sears Domestic's gross margin rate for the year improved 50 basis points to 24.5% in 2015 from 24.0% in 2014. Excluding the impact of significant items recorded in gross margin during the year, Sears Domestic's gross margin rate declined 60 basis points, with the most notable decreases experienced in the apparel and home appliances categories, primarily driven by increased promotional activities, particularly during the fourth quarter of 2015 as a result of the highly competitive promotional environment.
In addition, as a result of the Seritage and JV transactions, 2015 includes additional rent expense and assigned sub-tenant rental income of approximately $108 million.
Selling and Administrative Expenses
Sears Domestic’s selling and administrative expenses decreased $335 million in 2015 as compared to 2014 and included significant items which aggregated to $275 million and $211 million for 2015 and 2014, respectively. Excluding these items, selling and administrative expenses decreased $399 million, primarily due to a decrease in payroll expense.
Sears Domestic’s selling and administrative expense rate was 28.9% in 2015 and 27.3% in 2014 and increased as the above noted expense reduction was more than offset by the decline in sales noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased by $87 million during 2015 to $350 million, primarily due to having fewer assets to depreciate.
Impairment Charges
Sears Domestic recorded impairment charges of $260 million which consisted of impairment of $180 million related to the Sears trade name, as well as $80 million related to the impairment of long-lived assets. We recorded impairment charges of $19 million in 2014 related to the impairment of long-lived assets. Impairment charges recorded in both years are described further in Notes 1 and 13 of Notes to Consolidated Financial Statements.
Gain on Sales of Assets
Sears Domestic recorded total gains on sales of assets of $558 million and $105 million in 2015 and 2014, respectively. The gains recorded in 2015 included $371 million recognized in connection with the joint venture transactions and the sale-leaseback transaction with Seritage. Gains on sales of assets recorded in both years are described further in Note 11 of Notes to Consolidated Financial Statements.
Operating Loss
Sears Domestic reported an operating loss of $708 million in 2015 compared to $920 million in 2014. Sears Domestic’s operating loss in 2015 included significant items which aggregated to operating income of $185 million, while Sears Domestic's operating loss for 2014 included significant items which aggregated to operating expense of $87 million. Excluding these items, we would have reported an operating loss of $893 million and $833 million for

2015 and 2014, respectively. The increase in operating loss in 2015 was driven by the above noted decrease in gross margin, partially offset by the decline in selling and administrative expenses.
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
Gross Margin
Sears Domestic generated gross margin of $4.1 billion and $4.9 billion in 2014 and 2013, respectively. Gross margin included significant items which aggregated to $73 million and $605 million for 2014 and 2013, respectively. Excluding these items, gross margin decreased $256 million.
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
Selling and Administrative Expenses
Sears Domestic’s selling and administrative expenses decreased $561 million in 2014 as compared to 2013. Selling and administrative expenses included significant items which aggregated to expense of $211 million and $586 million for 2014 and 2013, respectively. Excluding these items, selling and administrative expenses decreased by $186 million primarily due to declines in payroll and advertising expenses.
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
Gain on Sales of Assets
Sears Domestic recorded total gains on sales of assets of $105 million in 2014 and $63 million in 2013. Gains on sales of assets recorded in both years are described further in Note 11 of Notes to Consolidated Financial Statements.

Operating Loss
Sears Domestic reported an operating loss of $920 million in 2014 compared to $940 million in 2013. Sears Domestic’s operating loss in 2014 included significant items which aggregated to an operating expense of $87 million. Operating loss in 2013 included significant items which aggregated to an operating expense of $112 million. Excluding these items, Sears Domestic would have reported an operating loss of $833 million and $828 million in 2014 and 2013, respectively. The slight increase in operating loss in 2014 was driven by the above noted decline in sales and gross margin, partially offset by decreases in selling and administrative and depreciation expenses.
Sears Canada
Sears Canada conducts similar retail operations as Sears Domestic. As previously noted, the Company completed a rights offering for a portion of its interest in Sears Canada in the third quarter of 2014. As such, the Company no longer maintained control of Sears Canada resulting in the de-consolidation of Sears Canada on October 16, 2014.
Sears Canada results and key statistics through the date of de-consolidation were as follows:

millions, except number of stores	2014	2013
Merchandise sales and services	$2,088	$3,796
Comparable sales %	(8.0)%	(2.7)%
Cost of sales, buying and occupancy	1,586	2,780
Gross margin dollars	502	1,016
Gross margin rate	24.0%	26.8%
Selling and administrative	603	1,085
Selling and administrative expense as a percentage of total revenues	28.9%	28.6%
Depreciation and amortization	49	92
Impairment charges	15	13
(Gain) loss on sales of assets	1	(538)
Total costs and expenses	2,254	3,432
Operating income (loss)	$(166)	$364
Adjusted EBITDA	$(71)	$3
Number of:
Full-line stores	—	118
Specialty stores	—	331
Total Sears Canada Stores	—	449

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of January 30, 2016 and January 31, 2015 are detailed in the following table.

millions	January 30, 2016	January 31, 2015
Cash and equivalents	$141	$143
Cash posted as collateral	2	2
Credit card deposits in transit	95	105
Total cash balances	$238	$250
We had total cash balances of $238 million and $250 million at January 30, 2016 and January 31, 2015, respectively. During 2015, the Company received gross cash proceeds of $2.7 billion ($2.6 billion net of closing costs) from the Seritage transaction, as well as $429 million ($426 million net of closing costs) in connection with three real estate joint venture agreements entered into during the first quarter of 2015, and approximately $170 million from other real estate transactions. A portion of these proceeds were used for the purchase of our Senior Secured Notes (as defined below) in connection with the tender offer conducted during the third quarter of 2015 and for contributions to our pension plan, while the balance was used to fund operations.
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
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $59 million and $85 million as of January 30, 2016 and January 31, 2015, respectively.
Operating Activities
The Company used $2.2 billion of cash in its operations during 2015, $1.4 billion during 2014 and $1.1 billion during 2013. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used more cash in operations in 2015 compared to the prior year primarily due to an increase in inventory balances experienced in 2015 as compared to the significant decrease in inventory balances experienced during 2014. We used more cash in operations in 2014 compared to 2013 primarily driven by an increase in operating loss, which was partially offset by less cash being used for merchandise inventory purchases due to inventory productivity initiatives and store closures.
Merchandise inventories were $5.2 billion and $4.9 billion, respectively, at January 30, 2016 and January 31, 2015, while merchandise payables were approximately $1.6 billion at both January 30, 2016 and January 31, 2015. Our inventory balances increased approximately $229 million primarily due to increases in apparel inventory in both Sears Domestic and Kmart, which were partially offset primarily by a decrease in consumer electronics inventory.
Investing Activities
We generated net cash flows from investing activities of $2.5 billion in 2015, $327 million in 2014 and $664 million in 2013.

For 2015, net cash flows from investing activities primarily consisted of cash proceeds from the sale of properties and investments of $2.7 billion, partially offset by cash used for capital expenditures of $211 million. Proceeds from the sales of properties and investments included approximately $2.6 billion of net proceeds from the Seritage transaction. For 2014, net cash flows generated from investing activities primarily consisted of cash proceeds from the sale of properties and investments of $424 million, partially offset by cash used for capital expenditures of $270 million. Additionally, 2014 included proceeds from the Sears Canada rights offering of $380 million, partially offset by $207 million resulting from the de-consolidation of Sears Canada cash. For 2013, net cash flows generated from investing activities included cash proceeds from the sales of properties and investments of $995 million, which were partially offset by cash used for capital expenditures of $329 million.
We spent $211 million, $270 million and $329 million during 2015, 2014 and 2013, respectively, for capital expenditures. Capital expenditures during 2014 and 2013 included expenditures by Sears Canada of $32 million and $70 million, respectively. Capital expenditures during all three years primarily included investments in online and mobile shopping capabilities, enhancements to the Shop Your Way® platform, information technology infrastructure and store maintenance.
We anticipate 2016 capital expenditure levels to be similar to 2015 levels. In the normal course of business, we consider opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash and cause our capital expenditure levels to vary from period to period. In addition, we review leases that will expire in the short term in order to determine the appropriate action to take with respect to them.
Financing Activities
During 2015, we used net cash flows in financing activities of $364 million, which consisted of debt repayments of $1.4 billion, of which $927 million was the purchase of Senior Secured Notes pursuant to the tender offer and $400 million was the repayment of the secured short-term loan, the payment of debt issuance costs of $50 million related to the amendment and extension of our Domestic Credit Facility and fees related to the tender offer related to our Senior Secured Notes. These uses of cash were partially offset by an increase in short-term borrowings of $583 million and $508 million of net cash proceeds from sale-leaseback financing, which consists of $426 million of proceeds from the JV transactions received during the first quarter of 2015 and $82 million of proceeds from the four joint venture properties that have continuing involvement received during the second quarter of 2015.
During 2014, the Company generated net cash from financing activities of $285 million, which primarily consisted of Lands' End pre-separation funding of $515 million and proceeds from debt issuances of $1.0 billion, consisting of $400 million from the secured short-term loan entered into in September 2014 and $625 million from the 8% senior unsecured notes due 2019 issued in November 2014. For further information, see Note 3 of Notes to Consolidated Financial Statements. The cash generated from financing activities were primarily used to pay down existing revolver borrowings.
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
During 2015, 2014 and 2013, we did not repurchase any of our common shares under our share repurchase program. The common share repurchase program was initially announced in 2005 and had a total authorization since inception of the program of $6.5 billion. At January 30, 2016, we had approximately $504 million of remaining authorization under the program. The common share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.
Uses and Source of Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment and pension plan contributions. We have incurred losses and experienced negative operating cash flows for the past several years, and accordingly, the Company has taken a number of actions to enhance its financial flexibility and fund its continued transformation, support its operations and meet its obligations.
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
During 2015, we entered into three different real estate joint ventures with General Growth Properties, Inc., Simon Property Group, Inc. and The Macerich Company, in which we contributed a total of 31 properties to the joint ventures in exchange for a 50% interest in the each of the joint ventures and $429 million in cash proceeds ($426 million net of closing costs). During the second quarter of 2015, the Company also completed the rights offering and sale-leaseback transaction with Seritage and received aggregate gross proceeds from the transaction of $2.7 billion, of which a portion were used to reduce our debt, fund our pension plan and to absorb operating losses. Holdings' lease payments to the Seritage and real estate joint ventures, respectively, will be approximately $134 million and $42 million annually, with increases of 2% per year beginning in the second lease year for the REIT properties and in the fourth lease year for the joint venture properties.
Also during the second quarter of 2015, the Company completed an amendment and extension of our $3.275 billion Domestic Credit Facility, with approximately $2.0 billion maturing in 2020 and the remaining approximately $1.3 billion of the existing credit facility expiring on the original maturity date in April of 2016. Finally, during the third quarter of 2015, the Company completed a tender offer (the "Offer") to purchase for cash up to $1.0 billion principal amount of its outstanding 6 5/8% Senior Secured Notes Due 2018 (the "Senior Secured Notes"). Approximately $936 million principal amount of the Senior Secured Notes were validly tendered in the Offer. The reacquisition cost was $929 million. As a result of the Senior Secured Notes validly tendered in the Offer, we have mitigated our annualized cash interest expense by approximately $62 million.
As a result of these actions taken in 2015, we have significantly reduced our net debt (including unfunded pension and postretirement benefit obligations) by approximately $1.0 billion compared to year-end 2014.
Based on our financial performance in 2015, we are taking further actions to accelerate our transformation, which is focused on our Shop Your Way® membership program and our Integrated Retail offerings. As we leverage Shop Your Way® and Integrated Retail, we expect to continue to right-size, redeploy and highlight the value of our assets, including our substantial real estate portfolio, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company. We intend to continue taking significant actions to alter our capital structure, as circumstances allow, to position Sears Holdings for success and profitability, which could include changes in the composition or amount of our debt. We will accelerate the closing of unprofitable stores, including, but not limited to, approximately 50 stores that we recently announced would be closing in the next few months. We also intend to continue to evaluate and optimize our cost structure, including optimizing store-level marketing expenditures and overall staffing levels, and we will be taking action to reduce our fixed costs, and to improve our inventory management and gross margin realization. As previously announced, looking toward 2016, we plan to take actions that will further reduce our costs by between $550 million and $650 million, depending on the overall volume of sales. As we progress in our transformation, we are primarily focusing on profitability instead of revenues, market share and other metrics each of which relate to, but do not necessarily drive, profit. This approach may negatively impact our sales, however, it is aimed at returning the Company to profitability. We believe that our focus on profitability will contribute to meaningful performance in 2016 and beyond.
In addition to the expense reductions and store closing actions referred to above, we will be targeting at least $300 million of other asset sales during the first half of fiscal year 2016. The specific assets involved, the timing and the overall amount will depend on a variety of factors, including market conditions, interest in specific assets, valuations of those assets and our underlying operating performance.
Finally, we will continue to consider our overall capital structure and our liquidity position with a goal of creating long-term value and funding our transformation. On March 3, 2016, we announced our intention to obtain a new senior secured term loan facility of up to $750 million under the accordion feature in our credit facility, which is currently being marketed to potential lenders. Additionally, we expect to pursue other near-term actions to bolster liquidity. Actions available to us include borrowings under our $750 million short-term basket permitted under the credit agreement and may include real estate backed financings to secure either short-term or long-term borrowings. In addition to our ability to raise up to $1.0 billion under the accordion feature in our credit facility, our credit facility also provides us flexibility of up to $500 million of FILO capacity and up to $2.0 billion of second lien capacity, all depending on the applicable and available borrowing base as defined in our credit agreement, as well as our ability to obtain commitments from lenders.
We believe that our liquidity needs will be satisfied by the actions discussed through the foreseeable future; however, the actions are currently uncommitted, and we cannot predict the outcome of the actions to generate liquidity, or whether such actions would generate the expected liquidity as currently planned. If we continue to experience operating losses, and we are not able to generate enough funds from some combination of actions, the availability under our Domestic Credit Facility might be fully utilized and we would need to secure additional sources of funds. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency.
Our outstanding borrowings at January 30, 2016 and January 31, 2015 were as follows:

millions	January 30, 2016	January 31, 2015
Short-term borrowings:
Unsecured commercial paper	$—	$2
Secured short-term loan	—	399
Secured borrowings	797	213
Long-term debt, including current portion:
Notes, term loan and debentures outstanding	1,984	2,890
Capitalized lease obligations	195	272
Total borrowings	$2,976	$3,776

We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets and secured short-term debt.

millions	2015	2014
Secured borrowings:
Maximum daily amount outstanding during the period	$876	$1,645
Average amount outstanding during the period	416	1,098
Amount outstanding at period-end	797	213
Weighted average interest rate	3.2%	2.8%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$104	$159
Average amount outstanding during the period	15	37
Amount outstanding at period-end	—	2
Weighted average interest rate	4.1%	3.2%

Secured short-term loan:
Maximum daily amount outstanding during the period	$400	$400
Average amount outstanding during the period	84	145
Amount outstanding at period-end	—	400
Weighted average interest rate	5.0%	5.0%
Information about our Domestic Credit Agreement, Senior Secured Notes, Senior Unsecured Notes, Debt Repurchase Authorization, Unsecured Commercial Paper, Secured Short-Term Loan, and Wholly-owned Insurance Subsidiary and Intercompany Securities is included in Note 3 of Notes to Consolidated Financial Statements.
Domestic Pension Plan Funding
Contributions to our pension plans remain a significant use of our cash on an annual basis. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, the Company has a legacy pension obligation for past service performed by Kmart and Sears associates. During 2015, we contributed $299 million to our domestic pension plans. We estimate that the domestic pension contribution will be $318 million in 2016 and approximately $416 million in 2017, though the ultimate amount of pension contributions could be affected by changes in the applicable regulations, as well as financial market and investment performance.

Contractual Obligations and Off-Balance Sheet Arrangements
Information concerning our obligations and commitments to make future payments under contracts such as debt and lease agreements, and under contingent commitments, is aggregated in the following tables.

	Total	Payments Due by Period
Contractual Obligations		Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Other
millions
Operating leases	$4,502	$708	$1,152	$805	$1,837	$—
Short-term debt	797	797	—	—	—	—
Capital lease obligations	265	75	89	32	69	—
Royalty license fees(1)	105	47	38	20	—	—
Purchase obligations	27	13	14	—	—	—
Pension funding obligations	2,174	318	818	537	501	—
Long-term debt including current portion and interest	2,997	150	1,580	714	553	—
Liability and interest related to uncertain tax positions(2)	193	—	—	—	—	193
Total contractual obligations	$11,060	$2,108	$3,691	$2,108	$2,960	$193

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

(2)
At January 30, 2016, our uncertain tax position liability and gross interest payable were $137 million and $56 million, respectively. We are unable to reasonably estimate the timing of liabilities and interest payments arising from uncertain tax positions in individual years due to the uncertainties in the timing of the effective settlement of tax positions.

Other Commercial Commitments
We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding at January 30, 2016:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$652	$11	$—	$663
Commercial letters of credit	—	104	—	104
Secondary lease obligations and performance guarantee	—	—	128	128
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

Self-insurance Reserves
We use a combination of third-party insurance and/or self-insurance for a number of risks including workers' compensation, asbestos, environmental, automobile, warranty, product and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include actuarial estimates of both claims filed and carried at their expected ultimate settlement value and claims incurred but not yet reported. Our estimated claim amounts are discounted using a rate with a duration that approximates the duration of our self-insurance reserve portfolio. Our liability reflected on the Consolidated Balance Sheets represents an estimate of the ultimate cost of claims incurred at the balance sheet date. In estimating this liability, we utilize loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. A 10% change in our self-insurance reserves would have impacted net loss by approximately $76 million.
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
The actual and expected return on plan assets for 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Actual return on plan assets	(7.35)%	1.49%	10.54%
Expected return on plan assets	7.00%	7.00%	7.00%
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

For purposes of determining the periodic expense of our defined benefit plan, we use the fair value of plan assets as the market related value. A one-percentage-point change in the assumed discount rate would have the following effects on the pension liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on interest cost component	$23	$(30)
Effect on pension benefit obligation	$(498)	$596
Income Taxes
We account for income taxes according to accounting standards for such taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the book basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If future utilization of deferred tax assets is uncertain, the Company may record a valuation allowance against its deferred tax assets. Our accounting policies related to the valuation allowance are further described in Note 1 of Notes to Consolidated Financial Statements. After consideration of evidence regarding the ability to realize our deferred tax assets, we established a valuation allowance against deferred income tax assets in 2015, 2014, and 2013. For the year ended January 30, 2016, the valuation allowance increased by $279 million of which $63 million was recorded through other comprehensive income and paid in capital. The Company continues to monitor its operating performance and evaluate the likelihood of the future realization of these deferred tax assets.
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
Goodwill and Intangible Asset Impairment Assessments
At both January 30, 2016 and January 31, 2015, we had goodwill balances of $269 million, and intangible asset balances of $1.9 billion and $2.1 billion, respectively. The Company evaluates the carrying value of goodwill and intangible assets for possible impairment under accounting standards governing goodwill and other intangible assets. Our accounting policies related to goodwill and intangible asset impairment assessments are further described in Note 1 of Notes to Consolidated Financial Statements.
Goodwill Impairment Assessments
Our goodwill balance relates to our Home Services business. We did not record any goodwill impairment charges in 2015, 2014 or 2013.
The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of the reporting unit, the discount rate used to discount such cash flows, or the estimated fair value of the reporting unit's tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of the reporting unit or its net assets. At the 2015 annual impairment test date, the conclusion that no indication of goodwill impairment existed for the reporting unit would not have changed had the test been conducted assuming: (1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of the reporting unit to its net present value in determining their estimated fair values and/or (2) a 100 basis point decrease in the estimated sales growth rate and/or terminal period growth rate.
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
Intangible Asset Impairment Assessments
The majority of our indefinite-lived intangible assets relate to the Sears, Kenmore®, Craftsman® and DieHard® trade names. In 2015, we recorded impairment related to the Sears trade name of $180 million, which reduced the carrying value to $812 million. We did not record any intangible asset impairment charges in 2014 or 2013.
The use of different assumptions, estimates or judgments in our intangible asset impairment testing process, such as the estimated future cash flows of assets and the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of an asset, and therefore, impact the related impairment charge. At the 2015 annual impairment test date, the above-noted conclusion that no indication of intangible asset impairment existed at the test date for the Kenmore®, Craftsman® and DieHard® trade names would have changed had the test been conducted assuming: (1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our assets to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our intangibles), (2) a 100 basis point decrease in the terminal period growth rate, (3) a 1,000 basis point decrease in the revenue growth rate for fiscal year 2016, or (4) a 10 basis point decrease in the royalty rate applied to the forecasted net sales stream of our assets and would have resulted in a potential impairment of up to $157 million under any combination of those scenarios. Also, the above-noted impairment related to the Sears trade name would have changed under any combination of those scenarios and would have resulted in potential incremental impairment of up to $200 million.
We believe the impairment charge of $180 million is appropriate based on the judgments and estimates used in our analysis. We do not believe that the other indefinite-lived intangible balances are impaired at the end of the year because the fair values are in excess of the carrying values based on our analysis. However, further indefinite-lived intangible impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry, deterioration in our performance or our future projections, if actual results are not consistent with our estimates and assumptions used in the analysis, or changes in our plans for one or more indefinite-lived intangible asset. We will continue to monitor for such changes in facts or circumstances, which may be indicators of potential impairment triggers, and may result in impairment charges in the future, which could be material to our results of operations.
Impairment of Long-Lived Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including property and equipment and definite-lived intangible assets, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Our accounting policies related to long-lived asset impairment assessments are further described in Note 1 of Notes to Consolidated Financial Statements. As a result of this impairment testing, the Company recorded impairment charges of $94 million, $34 million and $220 million during 2015, 2014 and 2013, respectively. Our impairment testing includes uncertainty because it requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional impairment charges in the future, which could be material to our results of operations.
New Accounting Pronouncements
See Note 1 of Notes to Consolidated Financial Statements for information regarding new accounting pronouncements.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements made in this Annual Report on Form 10-K and in other public announcements by us contain forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements preceded or followed by, or that otherwise include, the words "believes," "expects," "anticipates," "intends," "estimates," "plans," "forecast," "is likely to" and similar expressions or future or conditional verbs such as "will," "may" and "could" are generally forward-looking in nature and not historical facts. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties, many of which are beyond the Company's control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Actual results may differ materially from those set forth in the forward-looking statements.
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to successfully implement our integrated retail strategy to transform our business; our ability to successfully manage our inventory levels; initiatives to improve our liquidity through inventory management and other actions; vendors’ lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; possible limits on our access to our domestic credit facility, which is subject to a borrowing base limitation and a springing fixed charge coverage ratio covenant, capital markets and other financing sources, including additional second lien financings, with respect to which we do not have commitments from lenders; our ability to successfully achieve our plans to generate liquidity through potential transactions or otherwise; our ability to achieve cost savings initiatives; potential liabilities in connection with the separation of Lands’ End and disposition of a portion of our ownership interest in Sears Canada; payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; fluctuations in our sales due to changes in customers’ spending patterns and prevailing economic conditions; risks and uncertainties related to the Seritage transaction and the amendment and extension of our credit facility, such as the impact of the evaluation of any such transaction on our other businesses; our dependence on sources outside the United States for significant amounts of our merchandise; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business and the transfer of significant internal historical knowledge to such parties; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; the substantial influence exerted over the Company by affiliates of our Chairman and Chief Executive Officer, whose interests may diverge from other stockholders’ interests; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including shareholder litigation, product liability, patent infringement and qui tam claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing, amount and other risks related to required pension plan funding.
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
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At January 30, 2016, 60% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at January 30, 2016, which totaled approximately $1.8 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $18 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Item 8. Financial Statements and Supplementary Data

SEARS HOLDINGS CORPORATION
Consolidated Statements of Operations

millions, except per share data	2015	2014	2013
REVENUES
Merchandise sales and services(1)(2)	$25,146	$31,198	$36,188
COSTS AND EXPENSES
Cost of sales, buying and occupancy(1)(3)	19,336	24,049	27,433
Selling and administrative	6,857	8,220	9,384
Depreciation and amortization	422	581	732
Impairment charges	274	63	233
Gain on sales of assets	(743)	(207)	(667)
Total costs and expenses	26,146	32,706	37,115
Operating loss	(1,000)	(1,508)	(927)
Interest expense	(323)	(313)	(254)
Interest and investment income (loss)	(62)	132	207
Other income	—	4	2
Loss before income taxes	(1,385)	(1,685)	(972)
Income tax (expense) benefit	257	(125)	(144)
Net loss	(1,128)	(1,810)	(1,116)
(Income) loss attributable to noncontrolling interests	(1)	128	(249)
NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(1,129)	$(1,682)	$(1,365)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic loss per share	$(10.59)	$(15.82)	$(12.87)
Diluted loss per share	$(10.59)	$(15.82)	$(12.87)
Basic weighted average common shares outstanding	106.6	106.3	106.1
Diluted weighted average common shares outstanding	106.6	106.3	106.1

(1)
Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $1.3 billion, $1.4 billion and $1.5 billion in 2015, 2014 and 2013, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

(2) Includes revenue from Lands' End, Inc. ("Lands' End") for retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way® program and corporate shared services of $59 million and $59 million in 2015 and 2014, respectively.
(3) Includes rent expense (consisting of straight-line rent expense offset by amortization of a deferred gain on sale-leaseback) of $49 million in 2015, and installment expenses of $40 million in 2015, pursuant to the master lease with Seritage Growth Properties ("Seritage"). There were no such rent or installment expenses paid to Seritage in 2014 or 2013.

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Comprehensive Loss

millions	2015	2014	2013
Net loss	$(1,128)	$(1,810)	$(1,116)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	113	(1,040)	422
Deferred gain (loss) on derivatives, net of tax	—	(2)	2
Currency translation adjustments, net of tax	(1)	3	(71)
Sears Canada de-consolidation	—	(186)	—
Total other comprehensive income (loss)	112	(1,225)	353
Comprehensive loss	(1,016)	(3,035)	(763)
Comprehensive (income) loss attributable to noncontrolling interests	(1)	438	(260)
Comprehensive loss attributable to Holdings' shareholders	$(1,017)	$(2,597)	$(1,023)

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Balance Sheets

millions	January 30, 2016	January 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$238	$250
Accounts receivable(1)	419	429
Merchandise inventories	5,172	4,943
Prepaid expenses and other current assets	216	241
Total current assets	6,045	5,863

Property and equipment
Land	827	1,701
Buildings and improvements	3,140	4,701
Furniture, fixtures and equipment	1,352	1,629
Capital leases	272	282
Gross property and equipment	5,591	8,313
Less accumulated depreciation and amortization	(2,960)	(3,864)
Total property and equipment, net	2,631	4,449
Goodwill	269	269
Trade names and other intangible assets	1,909	2,097
Other assets	483	507
TOTAL ASSETS	$11,337	$13,185

LIABILITIES
Current liabilities
Short-term borrowings(2)	$797	$614
Current portion of long-term debt and capitalized lease obligations	71	75
Merchandise payables	1,574	1,621
Other current liabilities (3)	1,925	2,087
Unearned revenues	787	818
Other taxes	284	380
Total current liabilities	5,438	5,595
Long-term debt and capitalized lease obligations(4)	2,108	3,087
Pension and postretirement benefits	2,206	2,404
Deferred gain on sale-leaseback	753	—
Sale-leaseback financing obligation	164	—
Other long-term liabilities	1,731	1,849
Long-term deferred tax liabilities	893	1,195
Total Liabilities	13,293	14,130
Commitments and contingencies
EQUITY (DEFICIT)
Sears Holdings Corporation equity (deficit)
Preferred stock, 20 shares authorized; no shares outstanding	—	—
Common stock $0.01 par value; 500 shares authorized; 107 and 107 shares outstanding, respectively	1	1
Treasury stock—at cost	(5,928)	(5,949)
Capital in excess of par value	9,173	9,189
Retained deficit	(3,291)	(2,162)
Accumulated other comprehensive loss	(1,918)	(2,030)
Total Sears Holdings Corporation equity (deficit)	(1,963)	(951)
Noncontrolling interest	7	6
Total Equity (Deficit)	(1,956)	(945)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$11,337	$13,185

(1)
Includes $51 million and $61 million at January 30, 2016 and January 31, 2015, respectively, of net amounts receivable from SHO, $5 million at January 31, 2015 of net amounts receivable from Lands' End, and $7 million of a net amount receivable from Seritage at January 30, 2016.

(2) Includes a $400 million secured short-term loan with JPP II, LLC and JPP, LLC, entities affiliated with ESL and Fairholme, at January 31, 2015, which the Company repaid during 2015.
(3) Includes $1 million of net amounts payable to Lands' End at January 30, 2016.

(4)
Includes $11 million and $205 million of Senior Secured Notes at January 30, 2016 and January 31, 2015, respectively, and $3 million of Subsidiary Notes held by ESL and its affiliates at both January 30, 2016 and January 31, 2015. Also includes $193 million and $299 million of Senior Unsecured Notes held by ESL and its affiliates at January 30, 2016 and January 31, 2015, respectively. Includes $22 million and $183 million of Senior Secured Notes at January 30, 2016 and January 31, 2015, respectively, and $14 million of Subsidiary Notes held by Fairholme and its affiliates at January 30, 2016. Also includes $360 million and $205 million of Senior Unsecured Notes held by Fairholme and its affiliates at January 30, 2016 and January 31, 2015, respectively.

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Cash Flows

millions	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,128)	(1,810)	(1,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax valuation allowance	217	835	720
Tax benefit resulting from Other Comprehensive Income allocation	—	—	(97)
Depreciation and amortization	422	581	732
Impairment charges	274	63	233
Gain on sales of assets	(743)	(207)	(667)
Gain on sales of investments	—	(105)	(169)
Pension and postretirement plan contributions	(311)	(450)	(426)
Mark-to-market adjustments of financial instruments	66	(3)	—
Amortization of deferred gain on sale-leaseback	(52)	—	—
Settlement of Canadian dollar hedges	—	8	9
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(519)	(719)	(441)
Merchandise inventories	(229)	1,091	446
Merchandise payables	(47)	(528)	(230)
Income and other taxes	(95)	(110)	63
Other operating assets	68	(41)	44
Other operating liabilities	(90)	8	(210)
Net cash used in operating activities	(2,167)	(1,387)	(1,109)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments(1)	2,730	424	995
Net increase in investments and restricted cash	—	—	(2)
Purchases of property and equipment	(211)	(270)	(329)
De-consolidation of Sears Canada cash	—	(207)	—
Proceeds from Sears Canada rights offering(2)	—	380	—
Net cash provided by investing activities	2,519	327	664

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances(3)	—	1,025	994
Repayments of debt(4)	(1,405)	(80)	(83)
Increase (decrease) in short-term borrowings, primarily 90 days or less	583	(1,117)	238
Proceeds from sale-leaseback financing(1)	508	—	—
Lands' End, Inc. pre-separation funding	—	515	—
Separation of Lands' End, Inc.	—	(31)	—
Debt issuance costs	(50)	(27)	(14)
Sears Canada dividends paid to noncontrolling interests	—	—	(233)
Net cash provided by (used in) financing activities	(364)	285	902
Effect of exchange rate changes on cash and cash equivalents	—	(3)	(38)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12)	(778)	419
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	250	1,028	609
CASH AND CASH EQUIVALENTS, END OF YEAR	$238	$250	$1,028

SUPPLEMENTAL INFORMATION:
Capital lease obligation incurred	$6	$45	$31
Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$45	$119	$21
Cash interest paid	252	230	206
Unpaid liability to acquire equipment and software	27	25	41
(1) Holdings received cash proceeds of $2.7 billion ($2.6 billion, net of closing costs) from the Seritage transaction (including $745 million and $297 million, respectively, received from ESL and its affiliates and Fairholme and its affiliates), and $429 million ($426 million, net of closing costs) from the JV transactions. Proceeds from the Seritage transaction are included in proceeds from sales of property and investments ($2.6 billion), and proceeds from sale-leaseback financing ($82 million) for 2015. Proceeds from the JV transactions are included in proceeds from sale-leaseback financing ($426 million) for 2015.
(2) Includes proceeds of $212 million received from ESL and its affiliates and $93 million received from Fairholme and its affiliates.
(3) Proceeds in 2014 include $400 million received from a secured short-term loan with JPP II, LLC and JPP, LLC, entities affiliated with ESL and Fairholme, and $299 million and $179 million received from ESL and its affiliates and Fairholme and its affiliates, respectively, for the issuance of Senior Unsecured Notes with warrants.
(4) Repayments in 2015 include $400 million of a secured short-term loan with JPP II, LLC and JPP, LLC, entities affiliated with ESL and Fairholme, and $165 million, $110 million and $207 million of Senior Secured Notes to ESL, the Company's domestic pension plan and Fairholme and its affiliates, respectively.

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Equity (Deficit)

	Equity (Deficit) Attributable to Holdings’ Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at February 2, 2013	106	$1	$(5,970)	$9,298	$885	$(1,459)	$417	$3,172
Comprehensive loss
Net income (loss)	—	—	—	—	(1,365)	—	249	(1,116)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	372	50	422
Deferred gain on derivatives, net of tax	—	—	—	—	—	2	—	2
Currency translation adjustments, net of tax	—	—	—	—	—	(32)	(39)	(71)
Total Comprehensive Loss								(763)
Stock awards	—	—	3	—	—	—	—	3
Associate stock purchase	—	—	4	—	—	—	—	4
Sears Canada dividend paid to noncontrolling interests	—	—	—	—	—	—	(233)	(233)
Balance at February 1, 2014	106	$1	$(5,963)	$9,298	$(480)	$(1,117)	$444	$2,183
Comprehensive loss
Net loss	—	—	—	—	(1,682)	—	(128)	(1,810)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(1,045)	5	(1,040)
Deferred loss on derivatives, net of tax	—	—	—	—	—	(2)	—	(2)
Currency translation adjustments, net of tax	—	—	—	—	—	4	(1)	3
Sears Canada de-consolidation	—	—	—	—	—	128	(314)	(186)
Total Comprehensive Loss								(3,035)
Stock awards	1	—	9	(5)	—	—	—	4
Separation of Lands' End, Inc.	—	—	—	(323)	—	2	—	(321)
Issuance of warrants to purchase common stock	—	—	—	219	—	—	—	219
Associate stock purchase	—	—	5	—	—	—	—	5
Balance at January 31, 2015	107	$1	$(5,949)	$9,189	$(2,162)	$(2,030)	$6	$(945)
Comprehensive loss
Net loss	—	—	—	—	(1,129)	—	1	(1,128)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	113	—	113
Currency translation adjustments, net of tax	—	—	—	—	—	(1)	—	(1)
Total Comprehensive Loss								(1,016)
Stock awards	—	—	16	(16)	—	—	—	—
Associate stock purchase	—	—	5	—	—	—	—	5
Balance at January 30, 2016	107	$1	$(5,928)	$9,173	$(3,291)	$(1,918)	$7	$(1,956)

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNFICANT ACCOUNTING POLICIES
Nature of Operations, Consolidation and Basis of Presentation
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 1,672 full-line and specialty retail stores in the United States, operating through Kmart and Sears. Through the third quarter of 2014, we conducted our operations under three reportable segments: Kmart, Sears Domestic and Sears Canada. Following the de-consolidation of Sears Canada discussed in Note 2, we have operated under two reportable segments: Kmart and Sears Domestic.
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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31 each year. Fiscal years 2015, 2014 and 2013 consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.
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
During 2015, the Company completed its previously announced rights offering and sale-leaseback transaction with Seritage Growth Properties and received aggregate gross proceeds from the transaction of $2.7 billion. In addition, as discussed in Note 3, the Company completed an amendment and extension of its existing domestic

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

credit facility in which the maturity date for $1.971 billion of the domestic credit facility has been extended to July 2020, while $1.304 billion retains the existing maturity date of April 2016. Finally, as also discussed in Note 3, the Company completed a tender offer for $936 million principal amount of its outstanding 6 5/8% Senior Secured Notes Due 2018.
As we progress in our transformation, we are primarily focusing on profitability instead of revenues, market share and other metrics each of which relate to, but do not necessarily drive, profit. This approach may negatively impact our sales. However, it is aimed at returning the company to profitability. In 2016, we intend to further reduce expenses, as well as target other asset sales in the first half of the year. The specific assets involved, the timing and the overall amount will depend on a variety of factors, including market conditions, interest in specific assets, valuations of those assets and our underlying operating performance.
We intend to continue taking significant actions to alter our capital structure, as circumstances allow, to position Holdings for success and profitability, which could include changes in the composition or amount of our debt. We will continue to consider our overall capital structure and our liquidity position with a goal of creating long-term value and funding our transformation. On March 3, 2016, we announced our intention to obtain a new senior secured term loan facility of up to $750 million under the accordion feature in our credit facility, which is currently being marketed to potential lenders. Additionally, we expect to pursue other near-term actions to bolster liquidity. Actions available to us include borrowings under our $750 million short-term basket as permitted under the credit agreement and may include real estate backed financings to secure either short-term or long-term borrowings. In addition to our ability to raise up to $1.0 billion under the accordion feature in our credit facility, the credit facility also provides us flexibility of up to $500 million of FILO capacity and up to $2.0 billion of second lien capacity, all depending on the applicable and available borrowing base as defined in our credit agreement, as well as our ability to secure commitments from lenders. We believe that our liquidity needs will be satisfied by these actions through the foreseeable future.
These actions are currently uncommitted, and we cannot predict the outcome of the actions to generate liquidity discussed above, or whether such actions would generate the expected liquidity as currently planned. If we continue to experience operating losses, and we are not able to generate enough funds from the above actions (or some combination of other actions), the availability under our domestic credit facility might be fully utilized and we would need to secure additional sources of funds. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency.
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
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. We also include deposits in-transit from banks for payments related to third-party credit card and

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

debit card transactions within cash equivalents. The deposits in-transit balances included within cash equivalents were $95 million and $105 million at January 30, 2016 and January 31, 2015, respectively.

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit included in other current liabilities were $59 million and $85 million at January 30, 2016 and January 31, 2015, respectively.
Allowance for Doubtful Accounts
We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis. Allowances for doubtful accounts on accounts receivable balances were $34 million and $25 million at January 30, 2016 and January 31, 2015, respectively. Our accounts receivable balance on our Consolidated Balance Sheet is presented net of our allowance for doubtful accounts and is comprised of various vendor-related and customer-related accounts receivable, including receivables related to our pharmacy operations.
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
Approximately 49% of consolidated merchandise inventories are valued using LIFO. To estimate the effects of inflation on inventories, we utilize external price indices determined by an outside source, the Bureau of Labor Statistics. If the FIFO method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $35 million higher at January 30, 2016 and $43 million higher at January 31, 2015. During 2015 and 2014, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a decrease in cost of sales of approximately $2 million and $32 million in 2015 and 2014, respectively.
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
Depreciation expense, which includes depreciation on assets under capital leases, is recorded over the estimated useful lives of the respective assets using the straight-line method for financial statement purposes, and

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

accelerated methods for tax purposes. The range of lives are generally 20 to 50 years for buildings, 3 to 10 years for furniture, fixtures and equipment, and 3 to 5 years for computer systems and computer equipment. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense included within depreciation and amortization expense reported on the Consolidated Statements of Operations was $415 million, $563 million and $703 million for the years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively.
Primarily as a result of store closing actions, certain property and equipment are considered held for sale. The value of assets held for sale was $31 million and $30 million at January 30, 2016 and January 31, 2015, respectively. These assets were included in prepaid expenses and other current assets in the Consolidated Balance Sheets at January 30, 2016 and January 31, 2015 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell. We expect to sell the properties within a year and we continually remarket them. Substantially all assets held for sale are held within the Sears Domestic segment.
Impairment of Long-Lived Assets and Costs Associated with Exit Activities
In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including property and equipment and definite-lived intangible assets, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. See Note 13 for further information regarding long-lived asset impairment charges recorded during 2015.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.
Goodwill Impairment Assessments
Our goodwill balance relates to our Home Services business. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit's fair value to its carrying value. We estimate fair value using the best information available, using a discounted cash flow model, commonly referred to as the income approach. The income approach uses the reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate for the reporting unit. The projection uses management's best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. We were unable to use a market approach due to there being no market comparables.
If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. See Note 12 for further information.
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
In our quarterly reports on Form 10-Q filed during 2015, the Company disclosed that if its results continued to decline it could result in revisions in management's estimates of the fair value of the Company's trade names and may result in impairment charges. As a result of continued declines in revenue experienced in the fourth quarter at Sears Domestic, our analysis indicated that the fair value of the Sears trade name was less than its carrying value. Accordingly, we recorded impairment related to the Sears trade name of $180 million, which reduced the carrying value to $812 million. See Note 12 for further information.
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
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments, accounts receivable. We place our cash and cash equivalents in investment-grade, short-term instruments with high quality financial institutions and, by policy, limit the amount of credit exposure in any one financial instrument.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Self-insurance Reserves
We are self-insured for certain costs related to workers' compensation, asbestos, environmental, automobile, warranty, product and general liability claims. We obtain third-party insurance coverage to limit our exposure to certain of these self-insured risks. A portion of these self-insured risks is managed through a wholly-owned insurance subsidiary. Our liability reflected on the Consolidated Balance Sheet, classified within other liabilities (current and long-term), represents an estimate of the ultimate cost of claims incurred at the balance sheet date. In estimating this liability, we utilize loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. The liabilities for self-insured risks are discounted to their net present values using an interest rate which is based upon the expected duration of the liabilities. Expected payments as of January 30, 2016 were as follows:

millions
2016	$190
2017	123
2018	89
2019	64
2020	49
Later years	338
Total undiscounted obligation	853
Less—discount	(93)
Net obligation	$760
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
Advertising Costs
Advertising costs are expensed as incurred, generally the first time the advertising occurs, and amounted to $850 million, $1.1 billion and $1.5 billion for 2015, 2014 and 2013, respectively. These costs are included within selling and administrative expenses in the accompanying Consolidated Statements of Operations.
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
Stock-based Compensation
We account for stock-based compensation arrangements in accordance with accounting standards pertaining to share-based payment transactions, which requires us to both recognize as expense the fair value of all stock-based compensation awards (which includes stock options, although there were no options outstanding in 2015) and to classify excess tax benefits associated with share-based compensation deductions as cash from financing activities rather than cash from operating activities. We recognize compensation expense as awards vest on a straight-line basis over the requisite service period of the award.
Earnings Per Common Share
Basic earnings per common share is calculated by dividing net income attributable to Holdings' shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share also includes the dilutive effect of potential common shares, exercise of stock options, warrants and the effect of restricted stock when dilutive.
New Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which replaces the current lease accounting standard. The update will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect the update will have on our consolidated financial statements.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued an accounting standards update which simplifies the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. As permitted, the Company early adopted the update beginning in the fourth quarter of fiscal 2015 utilizing retrospective application. The impact of this update was a reclassification of deferred income tax liabilities from short-term deferred tax liabilities to long-term deferred tax liabilities of $480 million at January 31, 2015.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued an accounting standards update which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with discounts or premiums. In August 2015, the FASB issued an accounting standards update which adds paragraphs about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, and allows for the presentation of debt issuance costs as an asset regardless of whether or not there is an outstanding balance on the line-of-credit arrangement. As permitted, the Company early adopted the update beginning in the fourth quarter of fiscal 2015. The impact of this update was a reclassification of unamortized debt issuance costs from other assets to short-term borrowings and long-term debt and capitalized lease obligations of $1 million and $23 million, respectively, at January 31, 2015. The Company

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

continued to report unamortized debt issuance costs related to the Revolving Facility of $49 million and $16 million at January 30, 2016 and January 31, 2015, respectively, within other assets.
Consolidation
In February 2015, the FASB issued an accounting standards update which revises the consolidation model. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This update was effective and adopted by the Company in the first quarter of 2015. The adoption of the new standard did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.
Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity
In November 2014, the FASB issued an accounting standards update which clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features-including the embedded derivative feature being evaluated for bifurcation-in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. This update was effective for the Company in the first quarter of 2015. The adoption of the new standard did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued an accounting standards update which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. This update will be effective for the Company in the first quarter of 2017. The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standards update which replaces the current revenue recognition standards. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard was initially released as effective for fiscal years beginning after December 15, 2016, however, the FASB has decided to defer the effective date of this accounting standard update for one year. Early adoption of the update is permitted, but not before the original date for fiscal years beginning after December 15, 2016. The update may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption. The Company is evaluating the effect of adopting this new standard.

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
The Sears Canada rights offering closed on November 7, 2014 and was oversubscribed. Accordingly, the Company sold a total of 40 million common shares of Sears Canada and received total aggregate proceeds of $380 million for the rights offering by the closing date, including $212 million received from ESL and $93 million received from Fairholme and its affiliates. Proceeds from the rights offering provided additional liquidity to Holdings during the 2014 holiday period and were used for general corporate purposes.
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
Also, we determined that we have the ability to exercise significant influence over Sears Canada as a result of our ownership interest in Sears Canada and as a result of Mr. Lampert's role as our Chairman and Chief Executive Officer, and Chairman and Chief Executive Officer of ESL. Accordingly, we accounted for our retained investment in the common shares of Sears Canada as an equity method investment in accordance with accounting standards applicable to investments. We elected the fair value option for the equity method investment in Sears Canada in accordance with accounting standards applicable to financial instruments. The fair value of our equity method investment is recorded in other assets on the Consolidated Balance Sheet, and the change in fair value is recorded in interest and investment income on the Consolidated Statement of Operations, and is disclosed in Note 6.
In addition, since the Company has retained an equity interest in Sears Canada, the operating results for Sears Canada through October 16, 2014 are presented within the consolidated operations of Holdings and the Sears Canada segment in the accompanying Consolidated Financial Statements in accordance with accounting standards applicable to presentation of financial statements.
At both January 30, 2016 and January 31, 2015, the Company was the beneficial holder of approximately 12 million, or 12%, of the common shares of Sears Canada. Our equity method investment in Sears Canada was $52 million and $111 million at January 30, 2016 and January 31, 2015, respectively, and is included within other assets on the Consolidated Balance Sheets. The fair value of our equity method investment in Sears Canada was determined based on quoted market prices for its common stock. Our equity method investment in Sears Canada is valued using Level 1 measurements as defined in Note 5.

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
NOTE 3—BORROWINGS
Total borrowings outstanding at January 30, 2016 and January 31, 2015 were $3.0 billion and $3.8 billion, respectively. At January 30, 2016, total short-term borrowings were $797 million, consisting of secured borrowings. At January 31, 2015, total short-term borrowings were $614 million, consisting of a $399 million secured short-term loan, $213 million of secured borrowings and $2 million of unsecured commercial paper. The weighted-average annual interest rate paid on short-term debt was 3.5% in 2015 and 3.0% in 2014.
Long-term debt was as follows:

ISSUE	January 30, 2016	January 31, 2015
millions
SEARS ROEBUCK ACCEPTANCE CORP.
6.50% to 7.50% Notes, due 2017 to 2043	$327	$327
Term Loan (Credit Facility), due 2018	968	973
SEARS HOLDINGS CORP.
6.625% Senior Secured Notes, due 2018	302	1,229
8% Senior Unsecured Notes, due 2019	383	348
CAPITALIZED LEASE OBLIGATIONS	195	272
OTHER NOTES AND MORTGAGES	4	13
Total long-term borrowings	2,179	3,162
Current maturities	(71)	(75)
Long-term debt and capitalized lease obligations	$2,108	$3,087
Weighted-average annual interest rate on long-term debt	6.6%	6.5%
The fair value of long-term debt, excluding capitalized lease obligations, was $1.9 billion at January 30, 2016 and $2.9 billion at January 31, 2015. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 5.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

At January 30, 2016, long-term debt maturities for the next five years and thereafter were as follows:

millions
2016	$71
2017	97
2018	1,290
2019	640
2020	11
Thereafter	327
Total maturities	2,436
Unamortized debt discount	(245)
Unamortized debt issuance costs	$(12)
Long-term debt, net of discount & debt issuance costs	$2,179
Interest
Interest expense for years 2015, 2014 and 2013 was as follows:

millions	2015	2014	2013
COMPONENTS OF INTEREST EXPENSE
Interest expense	$223	$238	$193
Amortization of debt issuance costs	25	33	21
Amortization of debt discount	35	5	—
Accretion of self-insurance obligations at net present value	19	22	24
Accretion of lease obligations at net present value	21	15	16
Interest expense	$323	$313	$254
Debt Repurchase Authorization
During the second quarter of 2015, the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $1.0 billion of our outstanding indebtedness in open market or privately negotiated transactions, superseding the previously disclosed debt repurchase authorization from 2005.
On August 3, 2015, the Company commenced a tender offer (the "Offer") to purchase for cash up to $1.0 billion principal amount of its outstanding 6 5/8% Senior Secured Notes Due 2018 (the "Senior Secured Notes"), which expired on August 28, 2015. Approximately $936 million principal amount of the Senior Secured Notes were validly tendered and not validly withdrawn in the Offer, including $165 million by ESL, $110 million by the Company's domestic pension plan, and $207 million by Fairholme and its affiliates. Holders who validly tendered and did not validly withdraw Senior Secured Notes at or prior to the early tender date of August 14, 2015 received total consideration of $990 per $1,000 principal amount of Senior Secured Notes that were accepted for purchase, which included an early tender payment of $30 per $1,000 principal amount of Senior Secured Notes accepted for purchase, plus accrued and unpaid interest up to, but excluding, the settlement date. Holders who validly tendered and did not validly withdraw Senior Secured Notes after the early tender date but at or prior to the expiration date of August 28, 2015 received total consideration of $960 per $1,000 principal amount of Senior Secured Notes accepted for purchase, plus accrued and unpaid interest up to, but excluding, the settlement date.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Unsecured Commercial Paper
We borrow through the commercial paper markets. At January 30, 2016, we had no commercial paper borrowings outstanding, while at January 31, 2015, we had outstanding commercial paper borrowings of $2 million.
Secured Short-Term Loan
On September 15, 2014, the Company, through Sears, Sears Development Co. and Kmart Corporation ("Short-Term Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into a $400 million secured short-term loan (the "Short-Term Loan'") with JPP II, LLC and JPP, LLC (together, the "Short-Term Lender"), entities affiliated with ESL and Fairholme. The first $200 million of the Short-Term Loan was funded at the closing on September 15, 2014 and the remaining $200 million was funded on September 30, 2014. Proceeds of the Short-Term Loan were used for general corporate purposes.
The Short-Term Loan was originally scheduled to mature on December 31, 2014. As permitted by the Short-Term Loan agreement, the Company paid an extension fee equal to 0.5% of the principal amount to extend the maturity date to February 28, 2015. The Short-Term Loan had an annual base interest rate of 5%. The Short-Term Borrowers paid an upfront fee of 1.75% of the full principal amount. The Short-Term Loan was guaranteed by the Company and was secured by a first priority lien on certain real properties owned by the Short-Term Borrowers.
On February 25, 2015, we entered into an agreement effective February 28, 2015, to amend and extend the $400 million secured short-term loan. Under the terms of the amendment, we repaid $200 million of the $400 million on March 2, 2015 and the remaining $200 million on June 1, 2015, resulting in no balance outstanding at January 30, 2016. At January 31, 2015, the outstanding balance of the Short-Term Loan was $400 million. During 2015, the Short-Term Borrowers paid interest of $6 million to the Short-Term Lender. During 2014, the Short-Term Borrowers paid an upfront fee of $7 million, an extension fee of $2 million and interest of $6 million to the Short-Term Lender.
Domestic Credit Agreement
During the first quarter of 2011, SRAC, Kmart Corporation (together with SRAC, the "Borrowers") and Holdings entered into an amended credit agreement (the "Domestic Credit Agreement"). On October 2, 2013, Holdings and the Borrowers entered into a First Amendment (the "Amendment") to the Domestic Credit Agreement with a syndicate of lenders. Pursuant to the Amendment, the Borrowers borrowed $1.0 billion under a new senior secured term loan facility (the "Term Loan"). On July 21, 2015, the Borrowers and Holdings entered into an amended and restated credit agreement (the "Amended Domestic Credit Agreement") with a syndicate of lenders that amended and restated the then-existing Domestic Credit Agreement. The Amended Domestic Credit Agreement provides a $3.275 billion asset-based revolving credit facility (the "Revolving Facility") with a $1.0 billion letter of credit sub-facility. The maturity date for $1.971 billion of the Revolving Facility has been extended to July 20, 2020, while $1.304 billion retains the existing maturity date of April 8, 2016. The Amended Domestic Credit Agreement also governs the existing Term Loan, which retains its maturity date of June 30, 2018. The Amended Domestic Credit Agreement includes an accordion feature that allows the Borrowers to use existing collateral for the facility to obtain up to $1.0 billion of additional borrowing capacity, subject to borrowing base requirements, as well as a "FILO" ("first in last out") tranche feature that allows an additional $500 million of borrowing capacity. The Amended Domestic Credit Agreement also increases Holdings' ability to undertake short-term borrowings from $500 million to $750 million. On March 3, 2016, we announced our intention to obtain a new senior secured term loan facility of up to $750 million under the accordion feature in our credit facility, which is currently being marketed to potential lenders.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

unused amounts of the Revolving Facility at a rate, depending on facility usage, between 0.375% to 0.625%, per annum, with a minimum of 0.50% applicable to commitments under the extended tranche. From and after April 8, 2016, such commitment fees with respect to the extended tranche will change to a flat 0.50%.
The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on substantially all of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility is guaranteed by all domestic subsidiaries of Holdings that own inventory or credit card or pharmacy receivables. The Revolving Facility also permits aggregate second lien indebtedness of up to $2.0 billion, of which $302 million in second lien notes were outstanding at January 30, 2016, resulting in $1.7 billion of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either (1) LIBOR (subject to a 1.00% LIBOR floor) or (2) the highest of (x) the prime rate of the bank acting as agent of the syndicate of lenders, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% (the highest of (x), (y) and (z), the "Base Rate"), plus an applicable margin for LIBOR loans of 4.50% and for Base Rate loans of 3.50%. Currently, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing June 30, 2018. Additionally, the Borrowers are required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Amended Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility. At January 30, 2016 and January 31, 2015, respectively, we had borrowings of $980 million and $990 million under the Term Loan, and carrying value, net of the remaining discount and debt issuance costs, of $968 million and $973 million.
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
At January 30, 2016 and January 31, 2015, we had $797 million and $213 million, respectively, of Revolving Facility borrowings and $652 million and $667 million, respectively, of letters of credit outstanding under the Revolving Facility. At January 30, 2016 and January 31, 2015, the amount available to borrow under the Revolving Facility was $316 million and $808 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
Senior Secured Notes
In October 2010, we sold $1.0 billion aggregate principal amount of senior secured notes (the "Senior Secured Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Senior Secured Notes, the Company sold $250 million aggregate principal amount of Senior Secured Notes to the Company’s domestic pension plan in a private placement, of which none remains in the domestic pension plan. The Senior Secured Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the "Collateral"). The lien that secures the Senior Secured Notes is junior in priority to the lien on such assets that secures obligations under the Amended Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Senior Secured

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding Senior Secured Notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Senior Secured Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the Senior Secured Notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Senior Secured Notes at a premium based on the "Treasury Rate" as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Senior Secured Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended. As discussed above, the Company completed the Offer for $936 million principal amount of its outstanding Senior Secured Notes during 2015. The carrying value of Senior Secured Notes, net of the remaining discount and debt issuance costs, was $0.3 billion and $1.2 billion at January 30, 2016 and January 31, 2015, respectively.
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
We accounted for the Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Senior Unsecured Notes based on the relative fair values of the Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 5. The discount is being amortized over the life of the Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $5 million of the discount was amortized during 2014, resulting in a remaining discount of approximately $273 million at January 31, 2015. The book value of the Senior Unsecured Notes net of the remaining discount and debt issuance costs was approximately $348 million at January 31, 2015. Approximately $35 million of the discount was amortized during 2015, resulting in a remaining discount of approximately $238 million at January 30, 2016. The book value of the Senior Unsecured Notes net of the remaining discount and debt issuance costs was approximately $383 million at January 30, 2016.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Cash Collateral
We post cash collateral for certain self-insurance programs. We continue to classify the cash collateral posted for self-insurance programs as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. At January 30, 2016 and January 31, 2015, $2 million and $2 million of cash, respectively, was posted as collateral for self-insurance programs.
Wholly-owned Insurance Subsidiary and Intercompany Securities
We have numerous types of insurable risks, including workers’ compensation, product and general liability, automobile, warranty, asbestos and environmental claims and the extended service contracts we sell to our customers. In addition, we provide credit insurance to third party creditors of the Company to mitigate their credit risk with the Company. The majority of the associated risks are managed through Holdings’ wholly-owned insurance subsidiary, Sears Reinsurance Company Ltd. ("Sears Re"), a Bermuda Class 3 insurer.
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 125 Full-line stores was contributed to indirect wholly-owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued to wholly-owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the "REMIC Securities") that are secured by the mortgages and collateral assignments of the store leases. Payments to the holders on the REMIC Securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly-owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion (the "KCD Securities") were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to the holders on the KCD Securities are funded by the royalty payments. The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly-owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. In the fourth quarter of fiscal 2013, Holdings contributed all of the outstanding capital stock of Sears Re to SRe Holding Corporation, a direct wholly-owned subsidiary of Holdings. Sears Re thereafter reduced its excess statutory capital through the distribution of all REMIC Securities held by it to SRe Holding Corporation. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly-owned consolidated subsidiaries. At both January 30, 2016 and January 31, 2015, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.6 billion and $0.7 billion at January 30, 2016 and January 31, 2015, respectively.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 4—FINANCIAL GUARANTEES
Financial Guarantees
We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding at January 30, 2016:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$652	$11	$—	$663
Commercial letters of credit	—	104	—	104
Secondary lease obligations	—	—	128	128
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
Cash and cash equivalents, accounts receivable, merchandise payables, short-term borrowings, and accrued liabilities are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our equity method investment in Sears Canada is disclosed in Note 2. The fair value of our long-term debt is disclosed in Note 3. The fair value of pension and other postretirement benefit plan assets is disclosed in Note 7.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, we measure the impairment and adjust the carrying value as discussed in Note 1. With the exception of the indefinite-lived intangible asset impairments and fixed asset impairments described in Note 12 and Note 13, respectively, we had no significant remeasurements of such assets or liabilities to fair value during 2015 and 2014.
All of the fair value remeasurements were based on significant unobservable inputs (Level 3). Fixed asset fair values were derived based on discussions with real estate brokers, review of comparable properties, if available, and internal expertise related to the current marketplace conditions. Inputs for the goodwill and intangible asset analyses included discounted cash flow analyses, comparable marketplace fair value data, as well as management's

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

assumptions in valuing significant tangible and intangible assets, as described in Note 1, Summary of Significant Accounting Policies.
NOTE 6—INTEREST AND INVESTMENT INCOME (LOSS)
The following table sets forth the components of interest and investment income (loss) as reported in our Consolidated Statements of Operations:

millions	2015	2014	2013
Interest income on cash and cash equivalents	$1	$3	$4
Gain on de-consolidation of Sears Canada	—	70	—
Other investment income (loss)	(63)	59	203
Total	$(62)	$132	$207
Interest Income on Cash and Cash Equivalents
We recorded interest income of $1 million, $3 million and $4 million in 2015, 2014 and 2013, respectively, primarily related to interest earned on cash and cash equivalents. These cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to us.
Gain on de-consolidation of Sears Canada
During 2014, as further described in Note 2, interest and investment income included a gain of $70 million on the de-consolidation of Sears Canada as a result of the rights offering.
Other Investment Income (Loss)
Other investment income (loss) primarily includes income or loss generated by (and sales of investments in) certain real estate joint ventures and other equity investments in which we do not have a controlling interest. During 2015, the investment loss from equity investments included a loss of $59 million related to our equity investment in Sears Canada. Investment income from equity investments was $37 million and $185 million in 2014 and 2013, respectively.
During 2014, the investment income from equity investments included gains of $35 million related to the sale of joint venture interests for which Sears Canada received $65 million ($71 million Canadian) in cash proceeds. During 2013, the investment income from equity investments included gains of $163 million related to sales of real estate joint ventures for which Sears Canada received $270 million ($297 million Canadian) in cash proceeds.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
Expenses for retirement and savings-related benefit plans were as follows:

millions	2015	2014	2013
Retirement/401(k) Savings Plans	$—	$4	$8
Pension plans	230	82	176
Postretirement benefits	(2)	9	18
Total	$228	$95	$202
Retirement Savings Plans
Holdings sponsors retirement savings plans for employees meeting service eligibility requirements. The Company does not match employee contributions.
Other Benefit Plans
Certain full-time and part-time employees of Kmart and Sears are eligible to participate in noncontributory defined benefit plans after meeting age and service requirements. Effective January 31, 1996 and January 1, 2006, respectively, the Kmart tax-qualified defined benefit pension plan and the Sears domestic pension plans were frozen and associates no longer earn additional benefits under the plan. The Kmart tax-qualified defined benefit pension plan was merged with and into the Sears domestic pension plan effective as of January 30, 2008. The merged plan was renamed as the Sears Holdings Pension Plan ("SHC Domestic plan") and Holdings accepted sponsorship of the SHC Domestic plan effective as of that date.
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
In addition to providing pension benefits, Sears provides employees and retirees certain medical benefits. These benefits provide access to medical plans. Certain Sears retirees are also provided life insurance benefits. To the extent we share the cost of the retiree medical benefits with retirees, such cost sharing is based on years of service and year of retirement. Sears' postretirement benefit plans are not funded. We have the right to modify or terminate these plans.
Effective December 31, 2014, the Company amended its retiree medical plan to eliminate Company subsidies to the plan. This resulted in a reduction to the postretirement benefit obligation of $48 million.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Pension Plan

	2015	2014
millions	SHC Domestic	SHC Domestic
Change in projected benefit obligation:
Beginning balance	$5,874	$4,981
Interest cost	211	221
Actuarial (gain) loss	(354)	1,016
Benefits paid	(468)	(344)
Other	$2	$—
Balance at the measurement date	$5,265	$5,874

Change in assets at fair value:
Beginning balance	$3,616	$3,490
Actual return on plan assets	(258)	52
Company contributions	299	418
Benefits paid	(468)	(344)
Balance at the measurement date	$3,189	$3,616
Net amount recognized	$(2,076)	$(2,258)
The accumulated benefit obligation for the SHC Domestic pension plan was $5.3 billion at January 30, 2016 and $5.9 billion at January 31, 2015.
Postretirement Obligations

	2015	2014
millions	SHC Domestic	SHC Domestic
Change in accumulated postretirement benefit obligation:
Beginning balance	$156	$215
Interest cost	5	8
Plan participants' contributions	1	28
Benefits paid	(13)	(47)
Actuarial gain	(6)	—
Plan amendment	—	(48)
Balance at the measurement date	$143	$156

Change in plan assets at fair value:
Beginning of year balance	$—	$—
Company contributions	12	19
Plan participants' contributions	1	28
Benefits paid	(13)	(47)
Balance at the measurement date	$—	$—
Funded status	$(143)	$(156)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

The current portion of our liability for postretirement obligations is $15 million, which we expect to pay during fiscal 2016.
Weighted-average assumptions used to determine plan obligations were as follows:

	2015	2014	2013
	SHC Domestic	SHC Domestic	SHC Domestic	Sears Canada
Pension benefits:
Discount Rate	4.50%	3.70%	4.60%	4.20%
Rate of compensation increases	N/A	N/A	N/A	3.50%
Postretirement benefits:
Discount Rate	4.00%	3.30%	4.00%	4.20%
Rate of compensation increases	N/A	N/A	N/A	3.50%
The increase in the discount rate in 2015 resulted in a decrease in the 2015 year-end pension obligation of approximately $470 million.
Net Periodic Benefit Cost
The components of net periodic benefit cost were as follows:

	2015	2014			2013
millions	SHC Domestic	SHC Domestic	Sears Canada	Total	SHC Domestic	Sears Canada	Total
Pension benefits:
Interest cost	$211	$221	$36	$257	$219	$56	$275
Expected return on plan assets	(249)	(246)	(52)	(298)	(224)	(76)	(300)
Recognized net loss and other	268	115	8	123	167	34	201
Net periodic benefit cost	$230	$90	$(8)	$82	$162	$14	$176

Postretirement benefits:
Interest cost	$5	$8	$3	$11	$8	$12	$20
Expected return on assets	—	—	—	—	—	(2)	(2)
Recognized net loss and other	(7)	(1)	(1)	(2)	—	—	—
Net periodic benefit cost	$(2)	$7	$2	$9	$8	$10	$18

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Weighted-average assumptions used to determine net cost were as follows:

	2015	2014		2013
	SHC Domestic	SHC Domestic	Sears Canada	SHC Domestic	Sears Canada
Pension benefits:
Discount Rate	3.70%	4.60%	4.20%	4.25%	4.20%
Return of plan assets	7.00%	7.00%	6.50%	7.00%	6.50%
Rate of compensation increases	N/A	N/A	3.50%	N/A	3.50%
Postretirement benefits:
Discount Rate	3.30%	4.00%	3.90%	3.55%	4.20%
Return of plan assets	N/A	N/A	1.00%	N/A	3.75%
Rate of compensation increases	N/A	N/A	3.50%	N/A	3.50%
For purposes of determining the periodic expense of our defined benefit plans, we use the fair value of plan assets as the market related value. A one-percentage-point change in the assumed discount rate would have the following effects on the pension liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on interest cost component	$23	$(30)
Effect on pension benefit obligation	$(498)	$596
Approximately $255 million of the unrecognized net losses in accumulated other comprehensive income are expected to be amortized as a component of net periodic benefit cost during 2016.
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
Domestic plan assets were invested in the following classes of securities:

	Plan Assets at
	January 30, 2016	January 31, 2015
Equity securities	34%	33%
Fixed income and other debt securities	63	63
Other	3	4
Total	100%	100%
The domestic plan's target allocation is determined by taking into consideration the amounts and timing of projected liabilities, our funding policies and expected returns on various asset classes. At January 30, 2016, the plan's target asset allocation was 35% equity and 65% fixed income. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Future Cash Flows of Benefit Plans
Information regarding expected future cash flows for the SHC Domestic benefit plan is as follows:

millions	SHC Domestic
Pension benefits:
Employer contributions:
2016 (expected)	$318
Expected benefit payments:
2016	$424
2017	385
2018	382
2019	408
2020	396
2021-2025	1,795
Postretirement benefits:
Employer contributions:
2016 (expected)	$15
Expected employer contribution for benefit payments:
2016	$15
2017	15
2018	14
2019	14
2020	13
2021-2025	54
Domestic Pension Plan Funding
Contributions to our pension plans remain a significant use of our cash on an annual basis. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, the Company has a legacy pension obligation for past service performed by Kmart and Sears associates. During 2015, we contributed $299 million to our domestic pension plans. We estimate that the domestic pension contribution will be $318 million in 2016 and approximately $416 million in 2017, though the ultimate amount of pension contributions could be affected by changes in the applicable regulations, as well as financial market and investment performance.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Fair Value of Pension and Postretirement Benefit Plan Assets
The following table presents our plan assets using the fair value hierarchy at January 30, 2016 and January 31, 2015:

	Investment Assets at Fair Value at
SHC Domestic	January 30, 2016
millions	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments	$307	$—	$307	$—
Equity securities:
U.S. companies	861	861	—	—
International companies	140	140	—	—
U.S. registered investment companies	5	5	—	—
Fixed income securities:
Corporate bonds and notes	1,848	—	1,848	—
Mortgage-backed and asset-backed	4	—	1	3
Other	1	—	1	—
Ventures and partnerships	4	—	—	4
Total investment assets at fair value	$3,170	$1,006	$2,157	$7
Cash	1
Accounts receivable	63
Accounts payable	(45)
Net assets available for plan benefits	$3,189

	Investment Assets at Fair Value at
SHC Domestic	January 31, 2015
millions	Total	Level 1	Level 2	Level 3
Cash equivalents and short-term investments	$363	$—	$363	$—
Equity securities:
U.S. companies	931	931	—	—
International companies	157	157	—	—
Fixed income securities:
Corporate bonds and notes	2,010	—	2,010	—
Sears Holdings Corporation senior secured notes	101	—	101	—
Mortgage-backed and asset-backed	8	—	2	6
Other	1	—	1	—
Ventures and partnerships	5	—	—	5
Total investment assets at fair value	$3,576	$1,088	$2,477	$11
Cash	4
Accounts receivable	63
Accounts payable	(27)
Net assets available for plan benefits	$3,616

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
Certain mortgage-backed and other asset-backed debt securities are assigned to Level 3 based on the relatively low position in the preferred hierarchy of the pricing source. Valuation of the Plan's non-public limited partnerships requires significant judgment by the general partners due to the absence of quoted market value, inherent lack of liquidity, and the long-term nature of the assets, and may result in fair value measurements that are not indicative of ultimate realizable value. Our Level 3 assets, including activity related to our Level 3 assets, are immaterial.
Agreement with the Pension Benefit Guaranty Corporation
On September 4, 2015, the Company announced it had entered into a term sheet with the Pension Benefit Guaranty Corporation ("PBGC"), concerning a five-year pension plan protection and forbearance agreement with the PBGC. The Company is in discussions with the PBGC to enter into a definitive agreement with the PBGC on terms consistent with the previously disclosed term sheet, pursuant to which the Company would continue to protect, or "ring-fence," pursuant to customary covenants, the assets of certain special purpose subsidiaries (the "Relevant Subsidiaries") holding real estate and/or intellectual property assets. Also under the proposed agreement, the Relevant Subsidiaries would grant the PBGC a springing lien on the ring-fenced assets, which lien would be triggered only by (a) failure to make required contributions to the Company's pension plan (the "Plan"), (b) prohibited transfers of ownership interests in the Relevant Subsidiaries, (c) termination events with respect to the Plan, and (d) bankruptcy events with respect to the Company or certain of its material subsidiaries. The Relevant Subsidiaries would consist of the REMIC and KCD IP, LLC, as further discussed in the Wholly-owned Insurance Subsidiary and Intercompany Securities section of Note 3.
NOTE 8—EARNINGS PER SHARE
The following table sets forth the components used to calculate basic and diluted loss per share attributable to Holdings' shareholders. Warrants, restricted stock awards and restricted stock units, totaling 5.0 million shares, 5.0 million shares and 0.2 million shares in 2015, 2014 and 2013, respectively, were not included in the computation of diluted loss per share attributable to Holdings' shareholders because the effect of their inclusion would have been antidilutive.

millions, except earnings per share	2015	2014	2013
Basic weighted average shares	106.6	106.3	106.1
Dilutive effect of restricted stock awards, restricted stock units and warrants	—	—	—
Diluted weighted average shares	106.6	106.3	106.1

Net loss attributable to Holdings' shareholders	$(1,129)	$(1,682)	$(1,365)
Loss per share attributable to Holdings' shareholders:
Basic	$(10.59)	$(15.82)	$(12.87)
Diluted	$(10.59)	$(15.82)	$(12.87)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 9—EQUITY
Stock-based Compensation
We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. We do not currently have an employee stock option plan and at January 30, 2016, there are no outstanding options. Compensation expense related to stock-based compensation arrangements was immaterial during 2015, 2014 and 2013.
We granted restricted stock awards and restricted stock units to certain associates. These restricted stock awards and restricted stock units typically vest in zero to three years from the date of grant, provided the grantee remains employed by us at the vesting date. The fair value of these awards and units is equal to the market price of our common stock on the date of grant. We do not currently have a broad-based program that provides for restricted stock awards or restricted stock units on an annual basis. Changes in restricted stock awards and restricted stock units for 2015, 2014 and 2013 were as follows:

	2015		2014		2013
(Shares in thousands)	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant
Beginning of year balance	73	$45.82	205	$48.24	424	$57.72
Granted	198	31.26	168	38.35	135	49.19
Vested	(200)	32.01	(248)	41.17	(281)	57.71
Forfeited	(11)	51.39	(52)	53.44	(73)	68.47
End of year balance	60	$42.88	73	$45.82	205	$48.24

millions	2015	2014	2013
Aggregate fair value of shares granted based on weighted average fair value at date of grant	$6	$6	$7
Aggregate fair value of shares vesting during period	6	9	14
Aggregate fair value of shares forfeited during period	—	2	4
Approximately 27,000 shares of the 60,000 shares of unvested restricted stock and restricted stock units outstanding at January 30, 2016 are scheduled to vest during 2016, subject to satisfaction of applicable vesting conditions.
Common Share Repurchase Program
From time to time, we repurchase shares of our common stock under a common share repurchase program authorized by our Board of Directors. The common share repurchase program was initially announced in 2005 with a total authorization since inception of the program of $6.5 billion. During 2015, 2014 and 2013, we repurchased no shares of our common stock under our common share repurchase program. At January 30, 2016, we had approximately $504 million of remaining authorization under our common share repurchase program.
The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

 Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	January 30, 2016	January 31, 2015	February 1, 2014
Pension and postretirement adjustments (net of tax of $(296), $(296)and $(328), respectively)	$(1,915)	$(2,028)	$(1,036)
Cumulative unrealized derivative gain (net of tax of $0)	—	—	2
Currency translation adjustments (net of tax of $0, $0 and $(38), respectively)	(3)	(2)	(83)
Accumulated other comprehensive loss	$(1,918)	$(2,030)	$(1,117)
Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.
Accumulated other comprehensive loss attributable to noncontrolling interests at February 1, 2014 was $53 million.
Income Tax Expense Allocated to Each Component of Other Comprehensive Income (Loss)
Income tax expense allocated to each component of other comprehensive income (loss) was as follows:

	2015
millions	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments
Experience loss	$(148)	$—	$(148)
Less: recognized net loss and other included in net periodic benefit cost(1)	261	—	261
Pension and postretirement adjustments, net of tax	113	—	113
Currency translation adjustments	(1)	—	(1)
Total other comprehensive income	$112	$—	$112

	2014
millions	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive loss
Pension and postretirement adjustments
Experience loss	$(1,163)	$—	$(1,163)
Less: recognized net loss and other included in net periodic benefit cost(1)	126	(3)	123
Pension and postretirement adjustments, net of tax	(1,037)	(3)	(1,040)
Deferred loss on derivatives	(2)	—	(2)
Currency translation adjustments	4	(1)	3
Sears Canada de-consolidation	(186)	—	(186)
Total other comprehensive income	$(1,221)	$(4)	$(1,225)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	2013
millions	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments
Experience gain	$362	$(126)	$236
Less: recognized net loss and other included in net periodic benefit cost(1)	193	(7)	186
Pension and postretirement adjustments, net of tax	555	(133)	422
Deferred gain on derivatives	2	—	2
Currency translation adjustments	(70)	(1)	(71)
Total other comprehensive income	$487	$(134)	$353

(1)	Included in the computation of net periodic benefit expense. See Note 7 to the Consolidated Financial Statements.

Issuance of Warrants to Purchase Common Stock
On November 21, 2014, the Company issued an aggregate of approximately 22 million warrants pursuant to the exercise of rights in the rights offering for $625 million in aggregate principal amount of 8% Senior Unsecured Notes due 2019 and warrants to purchase shares of its common stock. The exercise price and the number of shares of common stock issuable upon exercise of a warrant are both subject to adjustment in certain circumstances. As of October 31, 2015, each warrant, when exercised, will entitle the holder thereof to purchase 1.11 shares of the Company's common stock at an exercise price of $25.686 per share under the terms of the warrant agreement, adjusted from the previously disclosed one share of the Company's common stock at an exercise price of $28.41 per share. The exercise price is payable in cash or by surrendering 8% senior unsecured notes due 2019 with a principal amount at least equal to the exercise price. The warrants may be exercised at any time after November 24, 2014. Unless earlier exercised, the warrants will expire on December 15, 2019.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 10—INCOME TAXES

millions	2015	2014	2013
Income (loss) before income taxes:
U.S.	$(1,420)	$(1,560)	$(1,610)
Foreign	35	(125)	638
Total	$(1,385)	$(1,685)	$(972)

Income tax expense (benefit):
Current:
Federal	$11	$19	$2
State and local	20	19	(6)
Foreign	17	21	47
Total current	48	59	43

Deferred:
Federal	(239)	70	96
State and local	(66)	(139)	(42)
Foreign	—	135	47
Total deferred	(305)	66	101
Total	$(257)	$125	$144

	2015	2014	2013
Effective tax rate reconciliation:
Federal income tax rate (benefit rate)	(35.0)%	(35.0)%	(35.0)%
State and local tax (benefit) net of federal tax benefit	(1.8)	(4.6)	(3.5)
Federal and state valuation allowance	37.4	44.1	74.0
Long-lived land and intangibles	(16.9)	(0.4)	0.6
Impairment of indefinite-lived trade names	(4.9)	—	—
Loss disallowance	3.5	—	—
Tax credits	(0.7)	(0.9)	(1.3)
Resolution of income tax matters	(0.3)	(2.7)	(1.4)
Adjust foreign statutory rates	(0.3)	0.5	(15.7)
Sears Canada valuation allowance	—	9.0	—
Sears Canada rights offering	—	1.4	—
Tax benefit resulting from additional paid-in capital income allocation	—	(3.5)	—
Tax benefit resulting from other comprehensive income allocation	—	—	(9.9)
Canadian repatriation cost on Sears Canada dividend received	—	(0.7)	6.1
Other	0.4	0.2	0.9
	(18.6)%	7.4%	14.8%

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

millions	January 30, 2016	January 31, 2015
Deferred tax assets and liabilities:
Deferred tax assets:
Federal benefit for state and foreign taxes	$147	$146
Accruals and other liabilities	180	166
Capital leases	54	64
NOL carryforwards	1,583	1,843
Postretirement benefit plans	86	92
Pension	1,241	1,207
Property and equipment	226	74
Deferred income	514	128
Credit carryforwards	832	791
Other	164	124
Total deferred tax assets	5,027	4,635
Valuation allowance	(4,757)	(4,478)
Net deferred tax assets	270	157

Deferred tax liabilities:
Trade names/Intangibles	722	791
Inventory	338	440
Other	103	121
Total deferred tax liabilities	1,163	1,352
Net deferred tax liability	$(893)	$(1,195)
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
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended January 30, 2016, January 31, 2015,

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

and February 1, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future income.
On the basis of this analysis and the significant negative objective evidence, for the year ended January 28, 2012, a valuation allowance of $2.1 billion was added to record only the portion of the deferred tax asset that more likely than not will be realized. Of the total valuation allowance recorded, $317 million was recorded through other comprehensive income. For the year ended February 1, 2014, the valuation allowance increased by $623 million, but none of the increase was recorded through other comprehensive income. Included in the $623 million valuation allowance increase was $138 million for state separate entity deferred tax assets, as Kmart Corporation incurred a three-year cumulative loss in 2013. For the year ended January 31, 2015, the valuation allowance increased by $1.1 billion of which $454 million was recorded through other comprehensive income. For the year ended January 30, 2016, the valuation allowance increased by $279 million of which $63 million was recorded through other comprehensive income and paid in capital.
During the quarterly assessment of deferred tax assets for the year ended January 31, 2015, management determined that it was no longer probable that sufficient future taxable income would be available to allow the deferred tax assets of Sears Canada to be realized. A significant piece of negative evidence evaluated was the recent and anticipated profitability were lower than previously projected. The Company also considered the impact on the timing of the implementation of strategic initiatives at Sears Canada to improve profitability due to their recent senior management changes and realization that certain strategies would not achieve previously expected targets. In assessing the realizability of Sears Canada's deferred tax assets, management considered the four sources of taxable income included in the accounting standards applicable for income taxes. Of these four sources of taxable income, Sears Canada was only able to avail itself of future reversals of existing taxable differences and taxable income in prior carryback years to realize a tax benefit of an existing deductible temporary difference. Therefore, a valuation allowance of $152 million was added to record only the portion of the deferred tax asset that more likely than not will be realized. We recognized the $152 million valuation allowance charge during the third quarter of 2014 in continuing operations. This $152 million valuation allowance was de-recognized in the third quarter of 2014 as part of the Sears Canada de-consolidation.
At January 30, 2016 and January 31, 2015, we had a valuation allowance of $4.8 billion and $4.5 billion, respectively, to record only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased, or if the objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.
At the end of 2015 and 2014, we had a federal and state net operating loss ("NOL") deferred tax asset of $1.6 billion and $1.8 billion, respectively, which will expire predominately between 2019 and 2036. We have credit carryforwards of $832 million, which will expire between 2016 and 2036.
On July 7, 2015, Holdings completed its rights offering and sale-leaseback transaction with Seritage, a recently formed independent publicly traded REIT. As part of the transaction, Holdings sold 235 properties to Seritage along with Holdings' 50% interests in joint ventures with each of Simon Property Group, Inc., General Growth Properties, Inc., and The Macerich Company, which together hold an additional 31 properties (See Note 11).
In connection with the sale-leaseback transaction with Seritage in the second quarter of 2015, along with the Simon Property Group, Inc., General Growth Properties, Inc., and The Macerich Company joint venture transactions in the first quarter of 2015, the Company realized a tax benefit of $229 million on the deferred taxes related to the indefinite-life assets associated with the property sold in the transaction with Seritage and respective joint venture transactions. In addition, the Company incurred a taxable gain of approximately $2.2 billion, taking into account any related party loss disallowance, on these transactions. There was no federal income tax payable resulting from the taxable gain due to the utilization of NOL tax attributes of approximately $856 million with a valuation allowance release of the same amount. However, there was a minor amount of state and city income tax payable of $4 million after the utilization of state and city tax attributes. As a result of all the effects from the JV transactions and Seritage transaction in the first and second quarter of 2015, the impact to the net valuation allowance was a release of approximately $500 million.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
Accounting for Uncertainties in Income Taxes
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. We are present in a large number of taxable jurisdictions, and at any point in time, can have audits underway at various stages of completion in any of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by federal, foreign and/or local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the tax provision as appropriate. While we do not expect material changes, it is possible that the amount of unrecognized benefit with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months related to the audits described above. At this time, our estimated range of impact on the balance of unrecognized tax benefits for 2016 is a change of $2 million to $12 million, which would impact the effective tax rate by $1 million to $8 million. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits ("UTB") is as follows:

	Federal, State, and Foreign Tax
millions	January 30, 2016	January 31, 2015	February 1, 2014
Gross UTB Balance at Beginning of Period	$131	$150	$161
Tax positions related to the current period:
Gross increases	14	15	15
Gross decreases	—	—	—
Tax positions related to prior periods:
Gross increases	—	—	—
Gross decreases	—	(27)	(17)
Settlements	—	(5)	(1)
Lapse of statute of limitations	(8)	(4)	(6)
Exchange rate fluctuations	—	2	(2)
Gross UTB Balance at End of Period	$137	$131	$150
At the end of 2015, we had gross unrecognized tax benefits of $137 million. Of this amount, $89 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to indirect tax benefits. During fiscal year 2015, the gross unrecognized tax benefits increased by $14 million due to current year accruals for existing tax positions. During fiscal year 2014, the gross unrecognized

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

tax benefits decreased by $25 million due to the Lands’ End spin-off and Sears Canada’s de-consolidation. We expect that our unrecognized tax benefits could decrease up to $6 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At January 30, 2016 and January 31, 2015, the total amount of interest and penalties recognized within the related tax liability in our Consolidated Balance Sheet was $56 million ($36 million net of federal benefit) and $49 million ($32 million net of federal benefit), respectively. The total amount of net interest expense recognized in our Consolidated Statement of Operations for 2015, 2014 and 2013 was $4 million, $4 million and $2 million, respectively.
We file income tax returns in both the United States and various foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its examination of all federal tax returns of Holdings through the 2009 return, and all matters arising from such examinations have been resolved. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2003 through 2013, and Kmart is under examination by such jurisdictions for the years 2006 through 2013.
NOTE 11—REAL ESTATE TRANSACTIONS
Gain on Sales of Assets
We recognized $743 million, $207 million and $667 million in gains on sales of assets during 2015, 2014 and 2013, respectively. These gains were primarily a function of several large real estate transactions.
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
On July 7, 2015, Holdings completed its rights offering and sale-leaseback transaction (the "Seritage transaction") with Seritage Growth Properties ("Seritage"), a recently formed, independent publicly traded real estate investment trust ("REIT"). As part of the Seritage transaction, Holdings sold 235 properties to Seritage (the "REIT properties") along with Holdings' 50% interest in the JVs. Holdings received aggregate gross proceeds from the Seritage transaction of $2.7 billion ($2.6 billion, net of closing costs). The Seritage transaction was partially financed through the sale of common shares and limited partnership units, totaling $1.6 billion, including $745 million received from ESL and its affiliates and $297 million received from Fairholme and its affiliates as further described in Note 15. The Seritage transaction was also partially financed by Seritage through mortgage and mezzanine loan proceeds totaling $1.2 billion. Immediately prior to completing the Seritage transaction, subsidiaries of Kmart and Sears obtained mortgage and mezzanine financing for the REIT properties. Upon completion of the Seritage transaction, all obligations with respect to such financing were assumed by Seritage. The Seritage transaction valued the REIT properties at $2.3 billion in the aggregate.
In connection with the Seritage transaction and JV transactions, Holdings has entered into agreements with Seritage and the JVs under which Holdings leases 255 of the properties (the "Master Leases"), with the remaining properties being leased by Seritage to third parties. The Master Leases generally are triple net leases with respect to the space occupied by Holdings, and Holdings has the obligation to pay rent, costs and expenses of operation, repair, and maintenance of the space occupied. The Master Leases have an initial term of 10 years. The Master Lease for the REIT properties provides Holdings three options for five-year renewals of the term and a final option for a four-year renewal. The Master Leases for the JV properties provide Holdings two options for five-year renewals of the term. Seritage and the JVs have a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), in addition to all of the automotive care centers which are free-standing or attached as "appendages", and all outparcels or outlots, as well as certain portions of parking areas and common areas, except as set forth in the Master Leases, for no additional consideration. With respect to 21 stores identified in the Master Leases, Seritage has the further additional right to recapture 100% of the space within the Holdings' main store, effectively terminating the Master Leases with respect to such properties.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Seritage will be required to provide notice and make a lease termination payment to Holdings equal to the greater of an amount specified in the Master Leases or an amount equal to 10 times the adjusted earnings before interest, taxes, depreciation, and amortization attributable to such space within the Holdings main store, which is not attributable to the space subject to the separate 50% recapture right discussed above, for the 12-month period ending at the end of the fiscal quarter ending immediately prior to recapturing such space. The Master Leases also provide Holdings certain rights to terminate the Master Leases with respect to REIT properties or JV properties that cease to be profitable for operation by Holdings. In order to terminate the Master Lease with respect to a certain property, Holdings must make a payment to Seritage or the JV of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property. Such termination right, however, is limited so that it will not have the effect of reducing the fixed rent under the Master Lease for the REIT properties by more than 20% per annum.
Also, in connection with the Seritage transaction and JV transactions, Holdings assigned its lease agreements with third party tenants for REIT properties and JV properties to Seritage and each of the JVs, respectively, and also assigned rental income from Lands' End for REIT properties and JV properties to Seritage and each of the JVs, respectively.
The initial amount of aggregate annual base rent under the Master Leases is $134 million for the REIT properties and $42 million for the JV properties, with increases of 2% per year beginning in the second lease year for the REIT properties and in the fourth lease year for the JV properties. Holdings recorded rent expense of $68 million in 2015 in cost of sales, buying and occupancy on the Consolidated Statement of Operations. Rent expense consisted of straight-line rent expense offset by amortization of a deferred gain on sale-leaseback, as shown in the table below.

	2015
millions	Kmart	Sears Domestic	Sears Holdings
Straight-line rent expense	$20	$100	$120
Amortization of deferred gain on sale-leaseback	(11)	(41)	(52)
Rent expense	$9	$59	$68
We accounted for the Seritage transaction and JV transactions in accordance with accounting standards applicable to real estate sales and sale-leaseback transactions. We determined that the Seritage transaction qualifies for sales recognition and sale-leaseback accounting. Because of our initial ownership interest in the JVs and continuing involvement in the properties, we determined that the JV transactions, which occurred in the first quarter of 2015, did not initially qualify for sale-leaseback accounting and, therefore, accounted for the JV transactions as financing transactions and, accordingly, recorded a sale-leaseback financing obligation of $426 million and continued to report the real property assets on our Condensed Consolidated Balance Sheets at May 2, 2015. Upon the sale of our 50% interest in the JVs to Seritage, the continuing involvement through an ownership interest in the buyer-lessor no longer existed, and Holdings determined that the JV transactions then qualified for sales recognition and sale-leaseback accounting, with the exception of four properties for which we still have continuing involvement as a result of an obligation to redevelop the stores for a third-party tenant and pay rent on behalf of the third-party tenant until it commences rent payments to the JVs.
With the exception of the four properties that have continuing involvement, in accordance with accounting standards related to sale-leaseback transactions, Holdings recognized any loss on sale immediately, any gain on sale in excess of the present value of minimum lease payments immediately, and any remaining gain was deferred and will be recognized in proportion to the related rent expense over the lease term. Holdings received aggregate net proceeds of $3.1 billion for the Seritage transaction and JV transactions. The carrying amount of Property and equipment, net and lease balances related to third-party leases that were assigned to Seritage and the JVs was $1.5 billion at July 7, 2015, of which $1.3 billion was recorded in our Sears Domestic segment and $175 million in our Kmart segment. Accordingly, during the second quarter of 2015, Holdings recognized an immediate net gain of $508 million within gain on sales of assets on the Consolidated Statement of Operations for 2015, comprised of a gain for the amount of gain on sale in excess of the present value of minimum lease payments, offset by a loss for properties where the fair value was less than the carrying value and the write-off of lease balances related to third-party leases that were assigned to Seritage and the JVs, as shown in the table below.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	2015
millions	Kmart	Sears Domestic	Sears Holdings
Gain	$154	$471	$625
Loss	(17)	(100)	(117)
Immediate Net Gain	$137	$371	$508
The remaining gain of $894 million was deferred and will be recognized in proportion to the related rent expense, which is a component of Cost of sales, buying and occupancy, on the Consolidated Statement of Operations, over the lease term. At January 30, 2016, $89 million of the deferred gain on sale-leaseback is classified as current within other current liabilities and $753 million is classified as long-term as deferred gain on sale-leaseback on the Consolidated Balance Sheets.
Holdings accounted for the four properties that have continuing involvement as a financing transaction in accordance with accounting standards related to sale-leaseback transactions. Accordingly, Holdings recorded a sale-leaseback financing obligation of $164 million, which is classified as sale-leaseback financing obligation on the Consolidated Balance Sheet at January 30, 2016. The decrease in the sale-leaseback financing obligation from $426 million at May 2, 2015 to $164 million at January 30, 2016 represents a noncash change. We continued to report the real property assets of $56 million at January 30, 2016 on our Consolidated Balance Sheets, which are included in our Sears Domestic segment.
The obligation for future minimum lease payments at January 30, 2016 for the four properties that have continuing involvement is $103 million over the 10 year lease term, and is $10 million for each of 2016, 2017, 2018, and 2019, respectively, and $11 million for 2020 and $50 million thereafter. This obligation for future minimum lease payments includes $58 million of rent on behalf of a third-party tenant over the 10 year lease term. We will no longer have the obligation to pay rent on behalf of the third-party tenant when it commences rent payments to the JVs, which we expect to occur within one to two years.
In addition to the Seritage transaction and JV transactions, we recorded gains on the sales of assets for other significant items described as follows. During 2015, we recorded gains on the sales of assets of $83 million recognized on the sale of one Sears Full-line store for which we received $102 million of cash proceeds, $90 million of which was received during the third quarter of 2014. As the leaseback ended and the remaining cash proceeds of $12 million were received during 2015, we recognized the gain that had previously been deferred. We also recorded gains on the sales of assets of $86 million recognized on the sale of two Sears Full-line stores for which we received $96 million of cash proceeds, and $10 million recognized on the surrender and early termination of one Kmart store lease.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

continuing involvement related to the floors surrendered as we have transferred all of the risks and rewards of ownership to the landlord, and therefore immediate gain recognition is appropriate.
In connection with the other transactions, we surrendered substantially all of our rights and obligations under our preexisting lease agreements and agreed to surrender each of the premises in periods ranging up to 23 months from the date of closing to facilitate an orderly wind down of operations, and, therefore, immediate gain recognition is appropriate on these transactions.
NOTE 12—GOODWILL AND INTANGIBLE ASSETS

The following summarizes our intangible assets at January 30, 2016 and January 31, 2015, respectively, the amortization expenses recorded for the years then ended, as well as our estimated amortization expense for the next five years and thereafter.

	January 30, 2016		January 31, 2015
millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Favorable lease rights	$155	$57	$158	$54
Contractual arrangements and customer lists	96	96	96	94
	251	153	254	148
Non-amortizing intangible assets:
Trade names	1,811	—	1,991	—
Total	$2,062	$153	$2,245	$148

Annual Amortization Expense
2015	$7
2014	18
2013	28

Estimated Amortization
2016	$5
2017	4
2018	4
2019	4
2020	4
Thereafter	77
Goodwill is the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Changes in the carrying amount of goodwill by segment during 2014 and 2015 were as follows:

millions	Sears Domestic
Balance, February 1, 2014:
Goodwill	$379
2014 activity:
Separation of Lands' End	(110)
Balance, January 30, 2016 and January 31, 2015	$269
As described in "Summary of Significant Accounting Policies" in Note 1, goodwill and indefinite-lived intangible assets are not amortized but require testing for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. As a result of our annual testing of indefinite-lived intangible assets, we recorded impairment related to the Sears trade name of $180 million in 2015, which reduced the carrying value to $812 million. The impairment is recorded at Sears Domestic and included within impairment charges on our Consolidated Statements of Operations. We did not record any goodwill or indefinite-lived intangible asset impairment in 2014 or 2013.
NOTE 13—STORE CLOSING CHARGES, SEVERANCE COSTS AND IMPAIRMENTS
Store Closings and Severance
During 2015, 2014 and 2013, respectively, we closed 38, 173 and 70 stores in our Kmart segment and 12, 61 and 23 stores in our Sears Domestic segment that we previously announced would close. We made the decision to close 78, 118 and 113 stores in our Kmart segment and 14, 47 and 32 stores in our Sears Domestic segment during 2015, 2014 and 2013, respectively; and we also made the decision to close 6 domestic supply chain distribution centers in our Kmart segment and 1 domestic supply chain distribution center in our Sears Domestic segment during 2014.
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that we believe can be realized through sub-leasing the leased space.
We expect to record additional charges of approximately $5 million during 2016 related to stores we had previously made the decision to close.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Store closing costs and severance recorded for 2015, 2014 and 2013 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$39	$16	$21	$10	$1	$87
Sears Domestic	5	21	(15)	1	2	14
Total 2015 costs	$44	$37	$6	$11	$3	$101

Kmart	$54	$32	$42	$14	$23	$165
Sears Domestic	14	14	21	6	14	69
Sears Canada	1	10	5	—	—	16
Total 2014 costs	$69	$56	$68	$20	$37	$250

Kmart	$45	$10	$16	$18	$12	$101
Sears Domestic	11	(3)	(39)	—	12	(19)
Sears Canada	1	52	—	2	—	55
Total 2013 costs	$57	$59	$(23)	$20	$24	$137
_____________

(1)	Recorded within cost of sales, buying and occupancy on the Consolidated Statements of Operations.

(2)
Recorded within selling and administrative on the Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)
2015 costs are recorded within depreciation and amortization on the Consolidated Statements of Operations. 2014 costs include $29 million recorded within impairment charges and $8 million recorded within depreciation and amortization on the Consolidated Statements of Operations. 2013 costs include $13 million recorded within impairment charges and $11 million recorded within depreciation and amortization on the Consolidated Statements of Operations.

Store closing cost accruals of $180 million, $207 million and $199 million at January 30, 2016, January 31, 2015 and February 1, 2014, respectively, were as follows:

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at February 1, 2014	$63	$119	$17	$199
Store closing costs	56	76	20	152
Payments/utilizations/other	(76)	(39)	(29)	(144)
Balance at January 31, 2015	43	156	8	207
Store closing costs	37	8	11	56
Payments/utilizations/other	(22)	(50)	(11)	(83)
Balance at January 30, 2016	$58	$114	$8	$180

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Impairment of Long-Lived Assets
As described in the "Summary of Significant Accounting Policies" in Note 1, we performed impairment tests of certain of our long-lived assets during 2015, 2014 and 2013 (principally the value of buildings and other fixed assets associated with our stores). As a result of this impairment testing, the Company recorded impairment charges as shown in the table below.

millions	2015	2014	2013
Kmart	$14	$10	$67
Sears Domestic	80	9	140
Sears Canada	—	15	13
Sears Holdings	$94	$34	$220
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
Rental expense for operating leases was as follows:

millions	2015	2014	2013
Minimum rentals	$713	$710	$762
Percentage rentals	8	12	15
Less-Sublease rentals	(46)	(45)	(56)
Less-Amortization of deferred gain on sale-leaseback	(52)	—	—
Total	$623	$677	$721

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Minimum lease obligations, excluding taxes, insurance and other expenses payable directly by us, for leases in effect at January 30, 2016, were as follows:

	Minimum Lease Commitments
millions	Capital	Operating
2016	$75	$708
2017	56	623
2018	33	529
2019	19	435
2020	13	370
Later years	69	1,837
Total minimum lease payments	265	4,502
Less-minimum sublease income		(127)
Net minimum lease payments		$4,375
Less:
Estimated executory costs	(14)
Interest at a weighted average rate of 5.9%	(56)
Capital lease obligations	195
Less current portion of capital lease obligations	(58)
Long-term capital lease obligations	$137
NOTE 15—RELATED PARTY DISCLOSURE
Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. ESL owned approximately 50% of our outstanding common stock at January 30, 2016 (excluding shares of common stock that ESL may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
On February 25, 2016, Holdings announced the election of Bruce R. Berkowitz to membership on our Board of Directors. Mr. Berkowitz serves as the Chief Investment Officer of Fairholme Capital Management, LLC, an investment adviser registered with the U.S. Securities and Exchange Commission ("SEC"), and is the President and a Director of Fairholme Funds, Inc., a SEC-registered investment company providing investment management services to three mutual funds (together with Fairholme Capital Management, LLC and other affiliates, "Fairholme"). Fairholme owned approximately 27% of our outstanding common stock at January 30, 2016 (excluding shares of common stock that Fairholme may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
Unsecured Commercial Paper
During 2015 and 2014, ESL and its affiliates held unsecured commercial paper issued by SRAC, an indirect wholly-owned subsidiary of Holdings. For the commercial paper outstanding to ESL, the weighted average of each maturity, annual interest rate, and principal amount outstanding for this commercial paper was 32 days, 4.55% and $8.8 million and 19 days, 3.68% and $27.7 million, respectively, in 2015 and 2014. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2015 was $100 million and the aggregate amount of interest paid by SRAC to ESL during 2015 was $0.4 million.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

During 2015, Fairholme and its affiliates held unsecured commercial paper issued by SRAC. For the commercial paper outstanding to Fairholme, the weighted average of each maturity, annual interest rate, and principal amount outstanding for this commercial paper was 7 days, 3.70% and $4.5 million in 2015. The largest aggregate amount of principal outstanding to Fairholme at any time since the beginning of 2015 was $5 million and the aggregate amount of interest paid by SRAC to Fairholme during 2015 was $0.01 million.
The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
Secured Short-Term Loan
In September 2014, the Company, through the Short-Term Borrowers, entities wholly-owned and controlled, directly or indirectly by the Company, entered into the $400 million Short-Term Loan with the Short-Term Lender, entities affiliated with ESL and Fairholme. The Company repaid the Short-Term Loan during 2015, resulting in no balance outstanding at January 30, 2016. See Note 3 for additional information regarding the Short-Term Loan.
Senior Secured Notes
At January 30, 2016, Mr. Lampert and ESL held an aggregate of approximately $11 million of principal of the Company's Senior Secured Notes. Mr. Lampert and ESL tendered approximately $165 million of the Company's Senior Secured Notes in the Offer, which is further discussed in Note 3. At January 31, 2015, Mr. Lampert and ESL held an aggregate of $205 million of principal amount of the Company's Senior Secured Notes.
At January 30, 2016, Fairholme held an aggregate of approximately $22 million of principal of the Company's Senior Secured Notes. Fairholme tendered approximately $207 million of the Company's Senior Secured Notes in the Offer, which is further discussed in Note 3. At January 31, 2015, Fairholme held an aggregate of $183 million of principal amount of the Company's Senior Secured Notes.
Subsidiary Notes
At both January 30, 2016 and January 31, 2015, Mr. Lampert and ESL held an aggregate of $3 million of principal amount of unsecured notes issued by SRAC (the "Subsidiary Notes").
At January 30, 2016, Fairholme held an aggregate of $14 million of principal amount of the Subsidiary Notes.
Senior Unsecured Notes and Warrants
At January 30, 2016 and January 31, 2015, respectively, Mr. Lampert and ESL held an aggregate of approximately $193 million and $299 million of principal amount of the Company's Senior Unsecured Notes, and 10,033,472 and 10,530,633 warrants to purchase shares of Holdings common stock.
At January 30, 2016 and January 31, 2015, respectively, Fairholme held an aggregate of approximately $360 million and $205 million of principal amount of the Company's Senior Unsecured Notes, and 6,839,379 and 6,411,421 warrants to purchase shares of Holdings common stock.
Sears Canada
ESL owns approximately 45% of the outstanding common shares of Sears Canada (based on publicly available information as of January 4, 2016). Fairholme owns approximately 18% of the outstanding common shares of Sears Canada (based on publicly available information as of February 16, 2016).
Lands' End
ESL owns approximately 54% of the outstanding common stock of Lands' End (based on publicly available information as of January 19, 2016). Fairholme owns approximately 10% of the outstanding common shares of Lands' End (based on publicly available information as of February 16, 2016). Holdings and certain of its subsidiaries entered into a transition services agreement in connection with the spin-off pursuant to which Lands' End and Holdings agreed to provide, on an interim, transitional basis, various services, including but not limited to,

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

tax services, logistics services, auditing and compliance services, inventory management services, information technology services and continued participation in certain contracts shared with Holdings and its subsidiaries, as well as agreements related to Lands' End Shops at Sears and participation in the Shop Your Way® program. The majority of the services under the transition services agreement with Lands' End have expired or been terminated.
Amounts due to or from Lands’ End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands' End on at least a monthly basis. At January 30, 2016, Holdings reported a net amount payable to Lands' End of $1 million in the other current liabilities line of the Consolidated Balance Sheet. At January 31, 2015, Holdings reported a net amount receivable from Lands' End of $5 million in the accounts receivable line of the Consolidated Balance Sheet. Amounts related to revenue from retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way® program and corporate shared services were $69 million and $63 million, respectively, during 2015 and 2014. The amounts Lands' End earned related to call center services and commissions were $10 million and $9 million, respectively, during 2015 and 2014.
SHO
ESL owns approximately 51% of the outstanding common stock of SHO (based on publicly available information as of February 9, 2016). Holdings and certain of its subsidiaries engage in transactions with SHO pursuant to various agreements with SHO which, among other things, (1) govern the principal transactions relating to the rights offering and certain aspects of our relationship with SHO following the separation, (2) establish terms under which Holdings and certain of its subsidiaries will provide SHO with services, and (3) establish terms pursuant to which Holdings and certain of its subsidiaries will obtain merchandise for SHO.
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

•	SHO receives amounts from the Company for the sale of merchandise made through www.sears.com, extended service agreements, delivery and handling services and credit revenues.

•	The Company provides SHO with shared corporate services. These services include accounting and finance, human resources, information technology and real estate.
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At January 30, 2016 and January 31, 2015, Holdings reported a net amount receivable from SHO of $51 million and $61 million, respectively, in the Accounts receivable line of the Consolidated Balance Sheet. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $1.5 billion during 2015, $1.6 billion during 2014 and $1.7 billion during 2013. The net amounts SHO earned related to commissions were $91 million during 2015, $99 million during 2014 and $89 million during 2013. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 for further information related to these guarantees.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Seritage
ESL owns approximately 9.8% of the total voting power of Seritage, and approximately 43.5% of the limited partnership units of Seritage Growth Properties, L.P. (the “Operating Partnership”), the entity that now owns the properties sold by the Company in the Seritage transaction and through which Seritage conducts its operations (based on publicly available information as of August 14, 2015). Mr. Lampert is also currently the Chairman of the Board of Trustees of Seritage. Fairholme owns approximately 14% of the outstanding Class A common shares of Seritage and 100% of the outstanding Class C non-voting common shares of Seritage (based on publicly available information as of February 16, 2016).
In connection with the Seritage transaction as described in Note 11, Holdings entered into a Master Lease agreement with Seritage. The initial amount of aggregate annual base rent under the Master Lease is $134 million for the REIT properties, with increases of 2% per year beginning in the second lease year. Holdings recorded rent expense of $49 million in Cost of sales, buying and occupancy for 2015. Rent expense consists of straight-line rent expense of $84 million, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $35 million for 2015.
In addition to base rent under the Master Lease, Holdings pays monthly installment expenses for property taxes and insurance at all REIT properties where Holdings is a tenant and installment expenses for common area maintenance, utilities and other operating expenses at REIT properties that are multi-tenant locations where Holdings and other third parties are tenants. The initial amount of aggregate installment expenses under the Master Lease is $70 million, based on estimated installment expenses, and will be reconciled annually based on actual installment expenses. Holdings paid $40 million for 2015, recorded in Cost of sales, buying and occupancy.
Holdings and Seritage entered into a transition services agreement pursuant to which Holdings will provide certain limited services to Seritage for up to 18 months. The services include specified facilities management, accounting, treasury, tax, information technology, risk management, human resources, and related support services. Under the terms of the transition services agreement, the scope and level of the facilities management services will be substantially consistent with the scope and level of the services provided in connection with the operation of the transferred properties held by Holdings prior to the closing of the Seritage transaction. Amounts due from Seritage are generally settled on a net basis. Holdings invoices Seritage on at least a monthly basis. Revenues recognized related to the transition services agreement were not material for 2015. At January 30, 2016, Holdings reported a net amount receivable from Seritage of $7 million in the accounts receivable line of the Condensed Consolidated Balance Sheets.
NOTE 16—SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at January 30, 2016 and January 31, 2015 consisted of the following:

millions	January 30, 2016	January 31, 2015
Unearned revenues	$694	$739
Self-insurance reserves	567	611
Other	470	499
Total	$1,731	$1,849

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
Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States and Canada. The merchandise and service categories are as follows:

(i)	Hardlines—consists of home appliances, consumer electronics, lawn & garden, tools & hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women's, men's, kids', footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore;

(iv)	Service—includes repair, installation and automotive service and extended contract revenue; and

(v)	Other—includes revenues earned in connection with our agreements with SHO and Lands' End, as well as credit revenues and licensed business revenues.

	2015
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services:
Hardlines	$2,936	$7,915	$10,851
Apparel and Soft Home	3,434	2,907	6,341
Food and Drug	3,735	9	3,744
Service	13	2,127	2,140
Other	70	2,000	2,070
Total merchandise sales and services	10,188	14,958	25,146
Costs and expenses:
Cost of sales, buying and occupancy	8,042	11,294	19,336
Selling and administrative	2,537	4,320	6,857
Depreciation and amortization	72	350	422
Impairment charges	14	260	274
Gain on sales of assets	(185)	(558)	(743)
Total costs and expenses	10,480	15,666	26,146
Operating loss	$(292)	$(708)	$(1,000)
Total assets	$3,059	$8,278	$11,337
Capital expenditures	$42	$169	$211

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	2014
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services:
Hardlines	$3,605	$8,903	$1,100	$13,608
Apparel and Soft Home	4,049	3,673	880	8,602
Food and Drug	4,326	12	—	4,338
Service	17	2,318	77	2,412
Other	77	2,130	31	2,238
Total merchandise sales and services	12,074	17,036	2,088	31,198
Costs and expenses:
Cost of sales, buying and occupancy	9,513	12,950	1,586	24,049
Selling and administrative	2,962	4,655	603	8,220
Depreciation and amortization	95	437	49	581
Impairment charges	29	19	15	63
(Gain) loss on sales of assets	(103)	(105)	1	(207)
Total costs and expenses	12,496	17,956	2,254	32,706
Operating loss	$(422)	$(920)	$(166)	$(1,508)
Total assets	$3,142	$10,043	$—	$13,185
Capital expenditures	$45	$193	$32	$270

	2013
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services:
Hardlines	$4,037	$9,355	$1,866	$15,258
Apparel and Soft Home	4,298	5,197	1,742	11,237
Food and Drug	4,772	16	—	4,788
Service	—	2,502	131	2,633
Other	87	2,128	57	2,272
Total merchandise sales and services	13,194	19,198	3,796	36,188
Costs and expenses:
Cost of sales, buying and occupancy	10,329	14,324	2,780	27,433
Selling and administrative	3,083	5,216	1,085	9,384
Depreciation and amortization	129	511	92	732
Impairment charges	70	150	13	233
Gain on sales of assets	(66)	(63)	(538)	(667)
Total costs and expenses	13,545	20,138	3,432	37,115
Operating income (loss)	$(351)	$(940)	$364	$(927)
Total assets	$3,891	$12,194	$2,149	$18,234
Capital expenditures	$63	$196	$70	$329

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 18—LEGAL PROCEEDINGS
We are a defendant in several lawsuits containing class or collective action allegations in which the plaintiffs are current and former hourly and salaried associates who allege violations of various wage and hour laws, rules and regulations pertaining to alleged misclassification of certain of our employees, the failure to pay overtime and/or the failure to pay for missed meal and rest periods and other payroll violations. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Further, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We also are a defendant in several putative or certified class action lawsuits in California relating to alleged failure to comply with California laws pertaining to certain operational, marketing and pricing practices. The California laws alleged to have been violated in each of these lawsuits provide the potential for significant statutory penalties. At this time, the Company is not able to either predict the outcome of these lawsuits or reasonably estimate a potential range of loss with respect to the lawsuits.
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
In May and June of 2015, four shareholder lawsuits were filed in the Delaware Chancery Court, which have since been consolidated into a single action. A consolidated complaint has been filed, naming Holdings, the members of our Board of Directors, ESL Investments, Inc., Seritage, our CEO, and Fairholme, alleging, among other things, breaches of fiduciary duties in connection with the Seritage transaction. Among other forms of relief, the plaintiffs are currently seeking damages in unspecified amounts and equitable relief related to the Seritage transaction. The Company believes that the Seritage transaction has provided substantial benefits to Holdings and its shareholders and believes further that the plaintiffs' claims are legally without merit. Holdings intends to contest these lawsuits vigorously.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 19—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2015
millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$5,882	$6,211	$5,750	$7,303
Cost of sales, buying and occupancy	4,364	4,776	4,488	5,708
Selling and administrative	1,681	1,694	1,630	1,852
Net income (loss) attributable to Holdings' shareholders	(303)	208	(454)	(580)
Basic net income (loss) per share attributable to Holdings' shareholders	(2.85)	1.95	(4.26)	(5.44)
Diluted net income (loss) per share attributable to Holdings' shareholders	(2.85)	1.84	(4.26)	(5.44)

	2014
millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$7,879	$8,013	$7,207	$8,099
Cost of sales, buying and occupancy	6,051	6,271	5,606	6,121
Selling and administrative	2,089	2,118	2,011	2,002
Net loss attributable to Holdings' shareholders	(402)	(573)	(548)	(159)
Basic net loss per share attributable to Holdings' shareholders	(3.79)	(5.39)	(5.15)	(1.50)
Diluted net loss per share attributable to Holdings' shareholders	(3.79)	(5.39)	(5.15)	(1.50)
Per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.
NOTE 20—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At January 30, 2016, the principal amount outstanding of the Company’s 6 5/8% senior secured notes due 2018 was $302 million. These notes were issued in 2010 by Sears Holdings Corporation ("Parent"). The Senior Secured Notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the Senior Secured Notes, as well as by Sears Holdings Management Corporation and SRAC (the "guarantor subsidiaries"). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at January 30, 2016 and January 31, 2015, and the Condensed Consolidating Statements of Operations, the Consolidating Statements of Comprehensive Income (Loss) and the Condensed Consolidating Statements of Cash flows for 2015, 2014 and 2013 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. The following condensed consolidated financial statements had total assets and liabilities of approximately $1.1 billion and $385 million, respectively, at February 1, 2014, attributable to the Lands' End domestic business. Merchandise sales and services included revenues of approximately $183 million and $1.3 billion from the Lands' End domestic business in 2014 and 2013, respectively. Net loss attributable to Holdings' shareholders included net income of approximately $2 million and $70 million from the Lands' End domestic business in 2014 and 2013, respectively. The financial information for the domestic portion of Lands' End business is reflected within the guarantor subsidiaries balances for these periods, while the international portion is reflected within the non-guarantor subsidiaries balances for these periods.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

On October 16, 2014, we de-consolidated Sears Canada pursuant to a rights offering transaction. The following condensed consolidated financial statements had total assets and liabilities of approximately $2.2 billion and $1.3 billion, respectively, at February 1, 2014, attributable to Sears Canada. Merchandise sales and services included revenues of approximately $2.1 billion and $3.8 billion in 2014 and 2013, respectively. Net loss attributable to Holdings' shareholders included net loss of approximately $137 million in 2014 and net income of approximately $244 million in 2013. The financial information for Sears Canada is reflected within the non-guarantor subsidiaries balances for these periods.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

 Condensed Consolidating Balance Sheet
January 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$200	$38	$—	$238
Intercompany receivables	—	—	26,935	(26,935)	—
Accounts receivable	7	383	29	—	419
Merchandise inventories	—	5,172	—	—	5,172
Prepaid expenses and other current assets	114	453	257	(608)	216
Total current assets	121	6,208	27,259	(27,543)	6,045
Total property and equipment, net	—	1,829	802	—	2,631
Goodwill and intangible assets	—	269	1,909	—	2,178
Other assets	—	265	1,910	(1,692)	483
Investment in subsidiaries	10,419	26,616	—	(37,035)	—
TOTAL ASSETS	$10,540	$35,187	$31,880	$(66,270)	$11,337
Current liabilities
Short-term borrowings	$—	$797	$—	$—	$797
Current portion of long-term debt and capitalized lease obligations	—	70	1	—	71
Merchandise payables	—	1,574	—	—	1,574
Intercompany payables	11,892	15,043	—	(26,935)	—
Short-term deferred tax liabilities	—	—	—	—	—
Other current liabilities	20	2,273	1,311	(608)	2,996
Total current liabilities	11,912	19,757	1,312	(27,543)	5,438
Long-term debt and capitalized lease obligations	685	2,998	1	(1,576)	2,108
Pension and postretirement benefits	—	2,201	5	—	2,206
Deferred gain on sale-leaseback	—	753	—	—	753
Sale-leaseback financing obligation	—	164	—	—	164
Long-term deferred tax liabilities	58	—	873	(38)	893
Other long-term liabilities	—	832	1,128	(229)	1,731
Total Liabilities	12,655	26,705	3,319	(29,386)	13,293
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(2,115)	8,482	28,561	(36,891)	(1,963)
Noncontrolling interest	—	—	—	7	7
Total Equity (Deficit)	(2,115)	8,482	28,561	(36,884)	(1,956)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$10,540	$35,187	$31,880	$(66,270)	$11,337

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet
January 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$219	$31	$—	$250
Intercompany receivables	—	—	26,291	(26,291)	—
Accounts receivable	—	390	39	—	429
Merchandise inventories	—	4,943	—	—	4,943
Prepaid expenses and other current assets	38	797	266	(860)	241
Total current assets	38	6,349	26,627	(27,151)	5,863
Total property and equipment, net	—	3,524	925	—	4,449
Goodwill and intangible assets	—	277	2,089	—	2,366
Other assets	—	236	2,765	(2,494)	507
Investment in subsidiaries	11,700	25,350	—	(37,050)	—
TOTAL ASSETS	$11,738	$35,736	$32,406	$(66,695)	$13,185
Current liabilities
Short-term borrowings	$—	$614	$—	$—	$614
Current portion of long-term debt and capitalized lease obligations	—	72	3	—	75
Merchandise payables	—	1,621	—	—	1,621
Intercompany payables	11,103	15,188	—	(26,291)	—
Short-term deferred tax liabilities	—	—	—	—	—
Other current liabilities	34	2,395	1,716	(860)	3,285
Total current liabilities	11,137	19,890	1,719	(27,151)	5,595
Long-term debt and capitalized lease obligations	1,577	3,726	40	(2,256)	3,087
Pension and postretirement benefits	—	2,400	4	—	2,404
Long-term deferred tax liabilities	59	238	974	(76)	1,195
Other long-term liabilities	—	889	1,205	(245)	1,849
Total Liabilities	12,773	27,143	3,942	(29,728)	14,130
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(1,035)	8,593	28,463	(36,972)	(951)
Noncontrolling interest	—	—	—	6	6
Total Equity (Deficit)	(1,035)	8,593	28,463	(36,966)	(945)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$11,738	$35,736	$32,405	$(66,694)	$13,185

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations
For the Year Ended January 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$25,264	$2,861	$(2,979)	$25,146
Cost of sales, buying and occupancy	—	19,819	1,131	(1,614)	19,336
Selling and administrative	3	7,322	897	(1,365)	6,857
Depreciation and amortization	—	350	72	—	422
Impairment charges	—	94	180	—	274
Gain on sales of assets	—	(735)	(8)	—	(743)
Total costs and expenses	3	26,850	2,272	(2,979)	26,146
Operating income (loss)	(3)	(1,586)	589	—	(1,000)
Interest expense	(265)	(481)	(83)	506	(323)
Interest and investment income (loss)	(19)	44	419	(506)	(62)
Income (loss) before income taxes	(287)	(2,023)	925	—	(1,385)
Income tax (expense) benefit	115	480	(338)	—	257
Equity (deficit) in earnings in subsidiaries	(956)	158	—	798	—
Net income (loss)	(1,128)	(1,385)	587	798	(1,128)
Income attributable to noncontrolling interests	—	—	—	(1)	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(1,128)	$(1,385)	$587	$797	$(1,129)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations
For the Year Ended January 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$29,277	$5,187	$(3,266)	$31,198
Cost of sales, buying and occupancy	—	22,917	2,820	(1,688)	24,049
Selling and administrative	2	8,283	1,513	(1,578)	8,220
Depreciation and amortization	—	454	127	—	581
Impairment charges	—	48	15	—	63
Gain on sales of assets	—	(180)	(27)	—	(207)
Total costs and expenses	2	31,522	4,448	(3,266)	32,706
Operating income (loss)	(2)	(2,245)	739	—	(1,508)
Interest expense	(223)	(469)	(92)	471	(313)
Interest and investment income	92	28	483	(471)	132
Other income	—	—	4	—	4
Income (loss) before income taxes	(133)	(2,686)	1,134	—	(1,685)
Income tax (expense) benefit	40	489	(654)	—	(125)
Deficit in earnings in subsidiaries	(1,717)	(53)	—	1,770	—
Net income (loss)	(1,810)	(2,250)	480	1,770	(1,810)
Loss attributable to noncontrolling interests	—	—	—	128	128
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(1,810)	$(2,250)	$480	$1,898	$(1,682)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations
For the Year Ended February 1, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$32,391	$7,202	$(3,405)	$36,188
Cost of sales, buying and occupancy	—	25,035	4,128	(1,730)	27,433
Selling and administrative	2	8,865	2,192	(1,675)	9,384
Depreciation and amortization	—	557	175	—	732
Impairment charges	—	220	13	—	233
Gain on sales of assets	—	(129)	(538)	—	(667)
Total costs and expenses	2	34,548	5,970	(3,405)	37,115
Operating income (loss)	(2)	(2,157)	1,232	—	(927)
Interest expense	(217)	(394)	(85)	442	(254)
Interest and investment income	—	43	606	(442)	207
Other income	—	—	2	—	2
Income (loss) before income taxes	(219)	(2,508)	1,755	—	(972)
Income tax (expense) benefit	37	469	(650)	—	(144)
Equity (deficit) in earnings in subsidiaries	(934)	894	—	40	—
Net income (loss)	(1,116)	(1,145)	1,105	40	(1,116)
Income attributable to noncontrolling interests	—	—	—	(249)	(249)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(1,116)	$(1,145)	$1,105	$(209)	$(1,365)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended January 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,128)	$(1,385)	$587	$798	$(1,128)
Other comprehensive income:
Pension and postretirement adjustments, net of tax	—	113	—	—	113
Currency translation adjustments, net of tax	—	—	(1)	—	(1)
Unrealized net loss, net of tax	—	(3)	(65)	68	—
Total other comprehensive income	—	110	(66)	68	112
Comprehensive income (loss)	(1,128)	(1,275)	521	866	(1,016)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(1)	(1)
Comprehensive income (loss) attributable to Holdings' shareholders	$(1,128)	$(1,275)	$521	$865	$(1,017)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended January 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,810)	$(2,250)	$480	$1,770	$(1,810)
Other comprehensive income (loss):
Pension and postretirement adjustments, net of tax	—	(1,050)	10	—	(1,040)
Deferred gain on derivatives, net of tax	(2)	—	—	—	(2)
Currency translation adjustments, net of tax	5	—	(2)	—	3
Sears Canada de-consolidation	54	10	(250)		(186)
Unrealized net loss, net of tax	—	2	222	(224)	—
Total other comprehensive income (loss)	57	(1,038)	(20)	(224)	(1,225)
Comprehensive income (loss)	(1,753)	(3,288)	460	1,546	(3,035)
Comprehensive loss attributable to noncontrolling interest	—	—	—	438	438
Comprehensive income (loss) attributable to Holdings' shareholders	$(1,753)	$(3,288)	$460	$1,984	$(2,597)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended February 1, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,116)	$(1,145)	$1,105	$40	$(1,116)
Other comprehensive income (loss):
Pension and postretirement adjustments, net of tax	—	320	102	—	422
Deferred gain on derivatives, net of tax	2	—	—	—	2
Currency translation adjustments, net of tax	9	—	(80)	—	(71)
Unrealized net loss, net of tax	—	(2)	(213)	215	—
Total other comprehensive income (loss)	11	318	(191)	215	353
Comprehensive income (loss)	(1,105)	(827)	914	255	(763)
Comprehensive income attributable to noncontrolling interest	—	—	—	(260)	(260)
Comprehensive income (loss) attributable to Holdings' shareholders	$(1,105)	$(827)	$914	$(5)	$(1,023)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended January 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$395	$(3,021)	$938	$(479)	$(2,167)
Proceeds from sales of property and investments	—	2,725	5	—	2,730
Purchases of property and equipment	—	(202)	(9)	—	(211)
Net investing with Affiliates	(395)	—	(446)	841	—
Net cash provided by (used in) investing activities	(395)	2,523	(450)	841	2,519
Repayments of long-term debt	—	(1,403)	(2)	—	(1,405)
Increase in short-term borrowings, primarily 90 days or less	—	583	—	—	583
Proceeds from sale-leaseback financing	—	508	—	—	508
Debt issuance costs	—	(50)	—	—	(50)
Intercompany dividend	—		(479)	479	—
Net borrowing with Affiliates	—	841	—	(841)	—
Net cash provided by (used in) financing activities	—	479	(481)	(362)	(364)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(19)	7	—	(12)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	219	31	—	250
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$200	$38	$—	$238

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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended February 1, 2014

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(2,344)	$1,235	$—	$(1,109)
Proceeds from sales of property and investments	—	155	840	—	995
Net increase in investments and restricted cash	—	—	(2)	—	(2)
Purchases of property and equipment	—	(258)	(71)	—	(329)
Net investing with Affiliates	—	—	245	(245)	—
Net cash provided by (used in) investing activities	—	(103)	1,012	(245)	664
Proceeds from debt issuances	—	990	4	—	994
Repayments of long-term debt	—	(65)	(18)	—	(83)
Increase in short-term borrowings, primarily 90 days or less	—	238	—	—	238
Debt issuance costs	—	(14)	—	—	(14)
Sears Canada dividend paid to noncontrolling shareholders	—	243	(476)	—	(233)
Intercompany dividend	604	92	(696)		—
Net borrowing with Affiliates	(604)	1,180	(821)	245	—
Net cash provided by (used in) financing activities	—	2,664	(2,007)	245	902
Effect of exchange rate changes on cash and cash equivalents	—	—	(38)	—	(38)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	217	202	—	419
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	320	289	—	609
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$537	$491	$—	$1,028

Sears Holdings Corporation
Schedule II-Valuation and Qualifying Accounts
Years 2015, 2014 and 2013

millions	Balance at beginning of period	Additions charged to costs and expenses	(Deductions)	Balance at end of period

Allowance for Doubtful Accounts(1):
2015	$25	$10	$(1)	$34
2014	32	2	(9)	25
2013	28	6	(2)	32

Allowance for Deferred Tax Assets(2):
2015	4,478	603	(324)	4,757
2014	3,366	1,392	(280)	4,478
2013	2,743	726	(103)	3,366
__________________

(1)	Charges to the account are for the purposes for which the reserves were created.

(2)
The valuation allowance increased primarily due to the increase in other federal and state deferred tax assets and decreased primarily due to the utilization of federal and state NOL's against 2015 taxable income and state NOL expirations.

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
Management assessed the effectiveness of the Company's internal control over financial reporting at January 30, 2016. In making its assessment, management used the criteria set forth in the Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The assessment included the documentation and understanding of the Company's internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.
Based on this evaluation, management concluded that, at January 30, 2016, the Company's internal control over financial reporting is effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles.
Deloitte & Touche LLP, independent registered public accounting firm, has reported on the effectiveness of the Company's internal control over financial reporting at January 30, 2016, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Sears Holdings Corporation
Hoffman Estates, Illinois

We have audited the accompanying consolidated balance sheets of Sears Holdings Corporation and subsidiaries (the "Company") as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for each of the three years in the period ended January 30, 2016. Our audits also included the consolidated financial statement schedule listed in the Index at Item 8. We also have audited the Company's internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Sears Holdings Corporation and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
March 16, 2016

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
Information required by this Item 10 with respect to members of our Board of Directors and our the audit committee will be included under the headings "Election of Directors," "Election of Directors - Committees of the Board of Directors," and "Corporate Governance - Director Independence" of our definitive proxy statement for our annual meeting of stockholders to be held on May 11, 2016 (the "2016 Proxy Statement.") and is incorporated herein by reference. Information required by this Item 10 with respect to Section 16(a) beneficial ownership reporting compliance will be included under the heading "Other Information - Section 16(a) Beneficial Ownership Reporting Compliance" of the 2016 Proxy Statement and is incorporated herein by reference.
The information required by this Item 10 regarding the Company's executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.
Holdings has adopted a Code of Conduct, which applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer, and a Code of Conduct for its Board of Directors. Directors who are also officers of Holdings are subject to both codes of conduct. Each code of conduct is a code of ethics as defined in Item 406 of SEC Regulation S-K. The codes of conduct are available in the "Investors - Corporate Governance" section of our website at www.searsholdings.com. Any amendment to, or waiver from, a provision of the codes of conduct will be posted to the above-referenced website.
There were no material changes to the process by which stockholders may recommend nominees to the Board of Directors during the last year.

Item 11.	Executive Compensation
Information regarding executive and director compensation will be included under the headings "Executive Compensation," "Compensation of Directors," and "Compensation Committee Report" of the 2016 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management will be included under the heading "Amount and Nature of Beneficial Ownership" of the 2016 Proxy Statement and is incorporated herein by reference.

See also "Equity Compensation Plan Information" in Item 5 of this Report for a discussion of securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be included under the headings "Certain Relationships and Transactions," "Review and Approval of Transactions with Related Persons" and "Corporate Governance" of the 2016 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information regarding principal accountant fees and services will be included under the heading "Independent Registered Public Accounting Firm Fees" of the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements
Financial statements filed as part of this Annual Report on Form 10-K are listed under Item 8.

2.	Financial Statement Schedule
The financial statement schedule filed as part of this Annual Report on Form 10-K is listed under Item 8.
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
Date: March 16, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

/S/ EDWARD S. LAMPERT	Director, Chairman of the Board of Directors, and Chief Executive Officer (principal executive officer)	March 16, 2016
Edward S. Lampert

/S/ ROBERT A. SCHRIESHEIM	Executive Vice President and Chief Financial Officer (principal financial officer)	March 16, 2016
Robert A. Schriesheim

/S/ ROBERT A. RIECKER	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 16, 2016
Robert A. Riecker

	Director	March 16, 2016
Bruce R. Berkowitz

/S/ CESAR L. ALVAREZ	Director	March 16, 2016
Cesar L. Alvarez

/S/ PAUL G. DEPODESTA	Director	March 16, 2016
Paul G. DePodesta

	Director	March 16, 2016
Alesia J. Haas

/S/ KUNAL S. KAMLANI	Director	March 16, 2016
Kunal S. Kamlani

/S/ WILLIAM C. KUNKLER, III	Director	March 16, 2016
William C. Kunkler, III

/S/ STEVEN T. MNUCHIN	Director	March 16, 2016
Steven T. Mnuchin

/S/ ANN N. REESE	Director	March 16, 2016
Ann N. Reese

/S/ THOMAS J. TISCH	Director	March 16, 2016
Thomas J. Tisch

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, dated January 22, 2014, filed on January 24, 2014 (File No. 000-51217)).

4.1	Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

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

10.4
Third Amended and Restated Credit Agreement, dated as of July 21, 2015, between Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, the lenders party thereto, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form10-Q for the fiscal quarter ended August 1, 2015 (File No. 001-36693)) (1)

10.5
Third Amended and Restated Guarantee and Collateral Agreement, dated as of July 21, 2015, among Sears Holdings Corporation, Sears, Roebuck and Co., Sears Roebuck Acceptance Corp., Kmart Holding Corporation, Kmart Corporation and certain of their respective subsidiaries, as Grantors, and Bank of America, N.A., Wells Fargo Bank, National Association and General Electric Capital Corporation, as Co-Collateral Agents (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form10-Q for the fiscal quarter ended August 1, 2015 (File No. 001-36693)).

10.6
Loan Agreement, dated as of September 15, 2014, by and between Sears, Roebuck and Co., Sears Development Co., Kmart Corporation, JPP II, LLC and JPP, LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form10-Q for the fiscal quarter ended November 1, 2014 (File No. 000-51217)).

10.7
Guaranty, dated as of September 15, 2014, by and between Sears Holdings Corporation, JPP II, LLC and JPP, LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2014 (File No. 000-51217)).

10.8
Amendment to Loan Agreement, dated as of February 25, 2015, by and between JPP II, LLC, JPP, LLC, Sears Roebuck and Co., Sears Development Co. and Kmart Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 26, 2015, filed on February 26, 2015 (File No. 001-36693)).

10.9
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

10.10
Amendment No. 1, dated as of November 3, 2003, to the Purchase, Sale and Servicing Transfer Agreement, by and among Sears, Roebuck and Co., certain subsidiaries of Sears, Roebuck and Co. and Citicorp (incorporated by reference to Exhibit 2(b) to Sears, Roebuck and Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 001-00416)).

10.11
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

10.13
Sears Holdings Corporation Director Compensation Program, as amended (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010 (File No. 000-51217)).**

10.14	Sears Holdings Corporation 2006 Stock Plan, as amended (incorporated by reference to Appendix C to Registrant's Proxy Statement dated March 15, 2006 (File No. 000-51217)).**

10.15	Sears Holdings Corporation 2013 Stock Plan (incorporated by reference to Appendix A to Registrant's Proxy Statement dated March 28, 2013 (File No. 000-51217)).**

10.16	Sears Holdings Corporation Amended and Restated Umbrella Incentive Program (incorporated by reference to Appendix C to Registrant's Proxy Statement dated March 28, 2013 (File No. 000-51217)).**

10.17
Amendment to the Performance Measures under the Amended and Restated Sears Holdings Corporation Umbrella Incentive Program (incorporated by reference to Appendix B to Registrant's Proxy Statement dated March 28, 2013 (File No. 000-51217)).**

10.18
Form of Sears Holdings Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011(File No. 000-51217)).**

10.19
Form of Sears Holdings Corporation Restricted Stock Award Agreement: Terms and Conditions (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 000-51217)).**

10.20
Form of Sears Holdings Corporation Restricted Stock Unit Award Agreement: Terms and Conditions (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 000-51217)).**

10.21
Form of Cash Right - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (File No. 000-51217)).**

10.22
Form of Cash Award - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated September 28, 2012, filed on September 28, 2012 (File No. 000-51217)).**

10.23
Form of Cash Award - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated November 30, 2012, filed on November 30, 2012 (File No. 000-51217)).**

10.24
Sears Holdings Corporation Long-Term Incentive Program, effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (File No. 000-51217)).**

10.25
Sears Holdings Corporation Cash Long-Term Incentive Plan (Amended and Restated Effective April 10, 2015) (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form10-Q for the fiscal quarter ended May 2, 2015 (File No. 001-36693)).**

10.26
Sears Holdings Corporation Annual Incentive Plan (Amended and Restated Effective April 10, 2015) (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form10-Q for the fiscal quarter ended May 2, 2015 (File No. 001-36693)).**

10.27
2015 Additional Definitions under Sears Holdings Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form10-Q for the fiscal quarter ended May 2, 2015 (File No. 001-36693)).**

10.28
2013 Additional Definitions under Sears Holdings Corporation Long-Term Incentive Program (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K, dated February 12, 2013, filed on February 19, 2013 (File No. 000-51217)).**

10.29
2014 Additional Definitions under Sears Holdings Corporation Long-Term Incentive Program (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014 (File No. 000-51217)).**

10.30
2015 Additional Definitions under Sears Holdings Corporation Long-Term Incentive Program (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015 (File No. 001-36693)).**

10.31	Form of LTIP Award Agreement (incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (File No. 001-36693).**

10.32
Form of Cash Award - Addendum to Restricted Stock Award(s) (Lands’ End Make-Whole) (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014 (File No. 000-51217)).**

10.33
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

10.35
Form of Cash Right - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated November 7, 2014, filed on November 7, 2014 (File No. 001-36693)).**

*10.36	Form of Cash Right - Addendum to Restricted Stock Award(s) and Restricted Stock Unit Awards (Seritage Make-Whole).**

10.37	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 000-51217)).**

10.38
Form of letter from Registrant to Edward S. Lampert relating to employment dated March 18, 2013 (incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (File No. 000-51217)).**

10.39
Addendum, dated as of April 21, 2014, to letter from Registrant to Edward S. Lampert relating to employment dated March 18, 2013 (Lands’ End Make-Whole) (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014 (File No. 000-51217)).**

10.40
Letter Agreement, dated January 28, 2016, by and between the Company and Edward S. Lampert (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 28, 2016, filed on February 3, 2016 (File No. 001-36693)).**

10.41
Letter from Registrant to Jeffrey A. Balagna relating to employment dated April 26, 2013 (incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 000-51217)).**

*10.42	Letter from Registrant to Girish Lakshman relating to employment dated June 11, 2015**

*10.43	Letter from Registrant to Leena Munjal relating to employment dated June 2, 2011, as supplemented October 17, 2012 and May 5, 2015.**

10.44
Letter from Registrant to Robert A. Schriesheim relating to employment dated August 15, 2011 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011(File No. 000-51217)).**

10.45
Executive Severance Agreement, dated and effective as of August 16, 2011, between Sears Holdings Corporation and its affiliates and subsidiaries and Robert A. Schriesheim (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011(File No. 000-51217)).**(1)

10.46
Summary of Proposed Terms Regarding the Pension Plan Protection and Forbearance Agreement Between PBGC and Sears, dated September 4, 2015, by and between Sears Holdings Corporation and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2015 (File No. 001-36693)).(2)

10.47
Master Lease by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Kmart Operations, LLC, and Sears Operations, LLC, dated as of July 7, 2015Master Lease by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Kmart Operations, LLC, and Sears Operations, LLC, dated as of July 7, 2015 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated July 7, 2015, filed on July 13, 2015 (File No. 001-36693)).

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

101
The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; (ii) the Consolidated Statements of Comprehensive Loss for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; (iii) the Consolidated Balance Sheets at January 30, 2016 and January 31, 2015; (iv) the Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; (v) the Consolidated Statements of Equity (Deficit) for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

__________________

*	Filed herewith

**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

(1)	Confidential treatment was granted as to omitted portions of this Exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.

(2)	Portions omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.