Form 10-Q/A
period 2015-10-31
SEARS HOLDINGS CORP
filed 2016-05-26
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Amendment No. 1
to
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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amended Filing”) amends the Quarterly Report on Form 10-Q of Sears Holdings Corporation (the “Company”) for the third fiscal quarter ended October 31, 2015, which was originally filed on December 3, 2015 (the “Original Filing”). The Company is filing this Amended Filing solely for the purpose of refiling Exhibit 10.1 thereto to include certain portions of Exhibit 10.1 for which the Company previously requested confidential treatment.

This Amended Filing does not modify or update any part of or information set forth in the Original Filing other than Exhibit 10.1, and this Amended Filing continues to speak as of the date of the Original Filing.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits.
An Exhibit Index has been filed as part of this Report on Page E-1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION

Date: May 26, 2016	By:	/s/ ROBERT A. RIECKER
	Name:	Robert A. Riecker
	Title:	Vice President, Controller and Chief Accounting Officer

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, dated January 22, 2014, filed on January 24, 2014 (File No. 000-51217)).

*10.1
Summary of Proposed Terms Regarding the Pension Plan Protection and Forbearance Agreement Between PBGC and Sears, dated September 4, 2015, by and between Sears Holdings Corporation and the Pension Benefit Guaranty Corporation.(1)

*31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

__________________

*	Filed herewith.
**	Previously filed.
(1)	Portions of Exhibit 10.1 have been omitted pursuant to a request for confidential treatment.The omitted material has been filed separately with the Securities and Exchange Commission.

E-1