Form 10-Q
period 2016-04-30
SEARS HOLDINGS CORP
filed 2016-05-26
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217, 001-36693
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
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
Yes    ☐            No    ☒
As of May 20, 2016, the registrant had 106,831,128 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended April 30, 2016 and May 2, 2015

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended
millions, except per share data	April 30, 2016	May 2, 2015
REVENUES
Merchandise sales and services(1)(2)	$5,394	$5,882
COSTS AND EXPENSES
Cost of sales, buying and occupancy(1)(3)	4,217	4,364
Selling and administrative	1,503	1,681
Depreciation and amortization	95	122
Impairment charges	8	—
Gain on sales of assets	(61)	(107)
Total costs and expenses	5,762	6,060
Operating loss	(368)	(178)
Interest expense	(85)	(90)
Interest and investment loss	(4)	(18)
Other income	1	1
Loss before income taxes	(456)	(285)
Income tax expense	(15)	(18)
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(471)	$(303)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(4.41)	$(2.85)
Diluted loss per share	$(4.41)	$(2.85)
Basic weighted average common shares outstanding	106.8	106.5
Diluted weighted average common shares outstanding	106.8	106.5

(1)
Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $293 million and $335 million for the 13 weeks ended April 30, 2016 and May 2, 2015, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

(2) Includes revenue from Lands' End, Inc. ("Lands' End") for retail services and rent for Lands' End Shops at owned Sears locations, participation in the Shop Your Way® program and corporate shared services of $11 million and $15 million for the 13 weeks ended April 30, 2016 and May 2, 2015, respectively.
(3) Includes rent expense (consisting of straight-line rent expense offset by amortization of a deferred gain on sale-leaseback) of $21 million for the 13 weeks ended April 30, 2016 and installment expenses of $17 million for the 13 weeks ended April 30, 2016 pursuant to the master lease with Seritage Growth Properties ("Seritage").

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)

	13 Weeks Ended
millions	April 30, 2016	May 2, 2015
Net loss	$(471)	$(303)
Other comprehensive income
Pension and postretirement adjustments, net of tax	64	65
Total other comprehensive income	64	65
Comprehensive loss attributable to Holdings' shareholders	$(407)	$(238)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

millions	April 30, 2016	May 2, 2015	January 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$286	$286	$238
Accounts receivable(1)	437	474	419
Merchandise inventories	5,028	5,054	5,172
Prepaid expenses and other current assets	369	249	216
Total current assets	6,120	6,063	6,045
Property and equipment (net of accumulated depreciation and amortization of $2,999, $3,954 and $2,960)	2,520	4,351	2,631
Goodwill	269	269	269
Trade names and other intangible assets	1,907	2,094	1,909
Other assets	359	492	483
TOTAL ASSETS	$11,175	$13,269	$11,337
LIABILITIES
Current liabilities
Short-term borrowings(2)	$380	$714	$797
Current portion of long-term debt and capitalized lease obligations	66	73	71
Merchandise payables	1,337	1,685	1,574
Other current liabilities(3)	1,737	1,912	1,925
Unearned revenues	773	804	787
Other taxes	301	371	284
Total current liabilities	4,594	5,559	5,438
Long-term debt and capitalized lease obligations(4)	3,312	3,080	2,108
Pension and postretirement benefits	2,137	2,329	2,206
Deferred gain on sale-leaseback	718	—	753
Sale-leaseback financing obligation	164	426	164
Other long-term liabilities	1,718	1,859	1,731
Long-term deferred tax liabilities	892	1,198	893
Total Liabilities	13,535	14,451	13,293
Commitments and contingencies
EQUITY (DEFICIT)
Total Equity (Deficit)	(2,360)	(1,182)	(1,956)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$11,175	$13,269	$11,337

(1)
Includes $103 million, $101 million and $51 million at April 30, 2016, May 2, 2015 and January 30, 2016, respectively, of net amounts receivable from SHO, and a net amount receivable from Lands' End of $3 million at May 2, 2015. Also, includes $19 million of net amounts receivable from Seritage at April 30, 2016.

(2) Includes a $200 million secured short-term loan with JPP II, LLC and JPP, LLC, entities affiliated with ESL, at May 2, 2015, which the Company repaid during 2015. Also includes $125 million and $100 million, held by ESL and its affiliates of unsecured commercial paper at April 30, 2016 and May 2, 2015, respectively.
(3) Includes $2 million and $1 million of net amounts payable to Lands' End at April 30, 2016 and January 30, 2016, respectively.

(4)
Includes balances held by related parties of $1.0 billion, $920 million and $603 million at April 30, 2016, May 2, 2015 and January 30, 2016, respectively, related to our Senior Secured Notes, Subsidiary Notes, Senior Unsecured Notes, 2016 Term Loan and Secured Loan Facility. See Note 11 for further information.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
millions	April 30, 2016	May 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(471)	$(303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	122
Impairment charges	8	—
Gain on sales of assets	(61)	(107)
Pension and postretirement plan contributions	(76)	(67)
Mark-to-market adjustments of financial instruments	1	19
Amortization of deferred gain on sale-leaseback	(22)	—
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(1)	3
Merchandise inventories	144	(111)
Merchandise payables	(237)	64
Income and other taxes	24	(11)
Other operating assets	(6)	(50)
Other operating liabilities	(120)	(94)
Net cash used in operating activities	(722)	(535)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	38	108
Purchases of property and equipment	(40)	(44)
Net cash (used in) provided by investing activities	(2)	64

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances(1)	1,228	—
Repayments of debt(2)	(18)	(218)
Increase (decrease) in short-term borrowings, primarily 90 days or less	(417)	299
Proceeds from sale-leaseback financing	—	426
Debt issuance costs	(21)	—
Net cash provided by financing activities	772	507

NET INCREASE IN CASH AND CASH EQUIVALENTS	48	36
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	238	250
CASH AND CASH EQUIVALENTS, END OF PERIOD	$286	$286

Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$9	$18
Cash interest paid	58	80
Unpaid liability to acquire equipment and software	11	15
(1) Proceeds in 2016 include $146 million (net of original issue discount) from JPP, LLC and JPP II, LLC, entities affiliated with ESL, and $100 million from the Company's domestic pension plan in connection with the 2016 Term Loan, and $250 million from entities affiliated with ESL and Fairholme in connection with the Secured Loan Facility.
(2) Repayments in 2015 include $200 million of a secured short-term loan with JPP II, LLC and JPP, LLC, entities affiliated with ESL.
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)

	Equity (Deficit) Attributable to Holdings' Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 31, 2015	107	$1	$(5,949)	$9,189	$(2,162)	$(2,030)	$6	$(945)
Comprehensive loss
Net loss	—	—	—	—	(303)	—	—	(303)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	65	—	65
Total Comprehensive Loss								(238)
Stock awards	—	—	4	(4)	—	—	—	—
Associate stock purchase	—	—	1	—	—	—	—	1
Balance at May 2, 2015	107	$1	$(5,944)	$9,185	$(2,465)	$(1,965)	$6	$(1,182)
Balance at January 30, 2016	107	$1	$(5,928)	$9,173	$(3,291)	$(1,918)	$7	$(1,956)
Comprehensive loss
Net loss	—	—	—	—	(471)	—	—	(471)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	64	—	64
Total Comprehensive Loss								(407)
Stock awards	—	—	7	(6)	—	—	—	1
Associate stock purchase	—	—	2		—	—	—	2
Balance at April 30, 2016	107	$1	$(5,919)	$9,167	$(3,762)	$(1,854)	$7	$(2,360)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 1,622 full-line and specialty retail stores in the United States, operating through Kmart and Sears. We operate under two reportable segments: Kmart and Sears Domestic.
These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The retail business is seasonal in nature, and we generate a high proportion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. These interim financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
Depreciation Expense
Depreciation expense included within depreciation and amortization expense reported on the Condensed Consolidated Statements of Operations was $94 million and $119 million for the 13 week periods ended April 30, 2016 and May 2, 2015, respectively.
Vendor Credits
During the 13 week period ended May 2, 2015, the Company received $93 million related to one-time credits from vendors associated with prior supply arrangements, which have been reflected as a credit within cost of sales, buying and occupancy on the Condensed Consolidated Statement of Operations.
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
During the first quarter of 2016, the Company closed the $750 million Senior Secured Term Loan (the "2016 Term Loan") maturing in July 2020, as discussed in Note 2, and received approximately $722 million in net proceeds. Additionally, the Company entered into a $500 million committed secured loan facility (the "Secured Loan Facility") maturing in July 2017, as also discussed in Note 2, and received net proceeds of approximately $485 million. The funds received from these actions were used to reduce outstanding borrowings under the Company's asset-based revolving credit facility and for general corporate purposes. The 2016 Term Loan, together with the Secured Loan Facility, provides the Company with additional financial flexibility as we execute on our transformation to a more asset-light integrated retailer leveraging our membership based Shop Your Way® program.
As we progress in our transformation, we are primarily focusing on profitability instead of revenues, market share and other metrics each of which relate to, but do not necessarily drive, profit. This approach may negatively impact our sales. However, it is aimed at returning the Company to profitability. We intend to continue taking actions to alter our capital structure and liquidity position, as circumstances necessitate, to position the Company for success and profitability with the goal of also creating long-term value and funding our transformation. In addition to the previously described actions taken to date in 2016, we expect to pursue other near-term actions to improve liquidity. These additional actions may include expense reductions as well as asset sales. The specific assets involved, the

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

timing and the overall amount will depend on a variety of factors, including market conditions, interest in specific assets, valuations of those assets and our underlying operating performance. In addition, our Amended Domestic Credit Agreement discussed in Note 2 provides us flexibility of up to $500 million of FILO capacity and up to $2.0 billion of second lien capacity (of which $304 million is currently utilized), all depending on the applicable and available borrowing base as defined in our Amended Domestic Credit Agreement, as well as our ability to secure commitments from lenders. We believe that our liquidity needs will be satisfied by the actions discussed through the foreseeable future; however, we cannot predict the outcome of the actions to generate liquidity, or whether such actions would generate the expected liquidity as currently planned.
If we continue to experience operating losses, and we are not able to generate enough funds from the above actions (or some combination of other actions), the availability under our Amended Domestic Credit Agreement might be fully utilized and we would need to secure additional sources of funds. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency.
Sears Canada
At each of April 30, 2016, May 2, 2015 and January 30, 2016, the Company was the beneficial holder of approximately 12 million, or 12%, of the common shares of Sears Canada. Our equity method investment in Sears Canada was $46 million, $92 million and $52 million at April 30, 2016, May 2, 2015 and January 30, 2016, respectively, and is included within other assets on the Condensed Consolidated Balance Sheets. The fair value of our equity method investment in Sears Canada was determined based on quoted market prices for its common stock. Our equity method investment in Sears Canada is valued using Level 1 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
NOTE 2—BORROWINGS
Total borrowings were as follows:

millions	April 30, 2016	May 2, 2015	January 30, 2016
Short-term borrowings:
Unsecured commercial paper	$136	$104	$—
Secured short-term loan	—	200	—
Secured borrowings	244	410	797
Long-term debt, including current portion:
Notes and debentures outstanding	3,198	2,898	1,984
Capitalized lease obligations	180	255	195
Total borrowings	$3,758	$3,867	$2,976
The fair value of long-term debt, excluding capitalized lease obligations, was $3.2 billion at April 30, 2016, $3.0 billion at May 2, 2015 and $1.9 billion at January 30, 2016. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At April 30, 2016 and May 2, 2015, we had outstanding commercial paper borrowings of $136 million and $104 million, respectively, while at January 30, 2016, we had no commercial paper borrowings outstanding.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Secured Short-Term Loan
On September 15, 2014, the Company, through Sears, Sears Development Co. and Kmart Corporation ("Short-Term Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into a $400 million secured short-term loan (the "Short-Term Loan") with JPP II, LLC and JPP, LLC (together, the "Short-Term Lender"), entities affiliated with ESL. The first $200 million of the Short-Term Loan was funded at the closing on September 15, 2014 and the remaining $200 million was funded on September 30, 2014. Proceeds of the Short-Term Loan were used for general corporate purposes.
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
On February 25, 2015, we entered into an agreement effective February 28, 2015, to amend and extend the $400 million secured short-term loan. Under the terms of the amendment, we repaid $200 million of the $400 million on March 2, 2015 and the remaining $200 million on June 1, 2015, resulting in no balance outstanding at April 30, 2016 or January 30, 2016. At May 2, 2015, the outstanding balance of the Loan was $200 million. During the 13 week period ended May 2, 2015, the Short-Term Borrowers paid interest of $5 million to the Short-Term Lender.
Secured Loan Facility
On April 8, 2016, the Company, through Sears, Roebuck and Co., Sears Development Co., Innovel Solutions, Inc., Big Beaver of Florida Development, LLC and Kmart Corporation (collectively, "Secured Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, obtained a $500 million secured loan facility (the "Secured Loan Facility") from JPP, LLC, JPP II, LLC, and Cascade Investment, LLC (collectively, the "Secured Loan Lenders"). JPP, LLC and JPP II, LLC are entities affiliated with ESL. The first $250 million of the Secured Loan Facility was funded on April 8, 2016 and the remaining $250 million was funded on April 22, 2016. The Secured Loan Facility has a maturity date of July 7, 2017, and is included within long-term debt on the Condensed Consolidated Balance Sheets. The Company used the proceeds of the Secured Loan Facility to reduce outstanding borrowings under the Company's asset-based revolving credit facility and for general corporate purposes.
The Secured Loan Facility has an annual base interest rate of 8%, with accrued interest payable monthly during the term of the Secured Loan Facility. The Secured Loan Borrowers paid an upfront commitment fee equal to 1.0% of the full principal amount of the Secured Loan Facility and also are required to pay a funding fee equal to 1.0% of the amounts drawn under the Secured Loan Facility at the time such amounts are drawn. If amounts remain outstanding or committed under the Secured Loan Facility after nine months, a delayed origination fee equal to 0.5% of such amounts becomes payable, and if amounts remain outstanding or committed under the Secured Loan Facility after 12 months, an additional delayed origination fee equal to 0.5% of such amounts becomes payable.
The Secured Loan Facility is guaranteed by the Company and is secured by a first priority lien on 21 real properties owned by the Borrowers. The Secured Loan Facility includes customary representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral.
The Secured Loan Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there is an event of default, the Secured Loan Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the Secured Loan Facility documents (including against the collateral), and require the Secured Loan Borrowers to pay a default interest rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%. The Loan Facility may be prepaid at any time in whole or in part, without penalty or premium.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Domestic Credit Agreement
During the first quarter of 2011, Sears Roebuck Acceptance Corporation ("SRAC"), Kmart Corporation (together with SRAC, the "Borrowers") and Holdings entered into an amended credit agreement (the "Domestic Credit Agreement"). On October 2, 2013, Holdings and the Borrowers entered into a First Amendment (the "Amendment") to the Domestic Credit Agreement with a syndicate of lenders. Pursuant to the Amendment, the Borrowers borrowed $1.0 billion under a new senior secured term loan facility (the "Term Loan"). On July 21, 2015, the Borrowers and Holdings entered into an amended and restated credit agreement (the "Amended Domestic Credit Agreement") with a syndicate of lenders that amended and restated the then-existing Domestic Credit Agreement. The Amended Domestic Credit Agreement provides a $3.275 billion asset-based revolving credit facility (the "Revolving Facility") with a $1.0 billion letter of credit sub-facility. The maturity date for $1.971 billion of the Revolving Facility has been extended to July 20, 2020, while $1.304 billion expired on April 8, 2016. The Amended Domestic Credit Agreement also governs the existing Term Loan, which retains its maturity date of June 30, 2018. The Amended Domestic Credit Agreement includes an accordion feature that allows the Borrowers to use, subject to borrowing base requirements, existing collateral for the facility to obtain up to $1.0 billion of additional borrowing capacity, of which $750 million was utilized for the 2016 Term Loan (described below). The Amended Domestic Credit Agreement also includes a "FILO" ("first in last out") tranche feature that allows an additional $500 million of borrowing capacity and increased Holdings' ability to undertake short-term borrowings from $500 million to $750 million.
Revolving advances under the Amended Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate ("LIBOR") or a base rate, in either case plus an applicable margin dependent on Holdings' consolidated leverage ratio (as measured under the Amended Domestic Credit Agreement). The margin with respect to borrowings under the extended commitments ranges from 3.25% to 3.75% for LIBOR loans and from 2.25% to 2.75% for base rate loans. The margin with respect to borrowings under the non-extended commitments remains 2.00% to 2.50% for LIBOR loans and 1.00% to 1.50% for base rate loans. The Amended Domestic Credit Agreement also provides for the payment of fees with respect to issued and undrawn letters of credit at a rate equal to the margin applicable to LIBOR loans and a commitment fee with respect to unused amounts of the Revolving Facility at a rate, depending on facility usage, between 0.375% to 0.625%, per annum, with a minimum of 0.50% applicable to commitments under the extended tranche. From and after April 8, 2016, such commitment fees with respect to the extended tranche are a flat 0.50%.
The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on substantially all of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility is guaranteed by all domestic subsidiaries of Holdings that own inventory or credit card or pharmacy receivables. The Revolving Facility also permits aggregate second lien indebtedness of up to $2.0 billion, of which $304 million in second lien notes were outstanding at April 30, 2016, resulting in $1.7 billion of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either (1) LIBOR (subject to a 1.00% LIBOR floor) or (2) the highest of (x) the prime rate of the bank acting as agent of the syndicate of lenders, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% (the highest of (x), (y) and (z), the "Base Rate"), plus an applicable margin for LIBOR loans of 4.50% and for Base Rate loans of 3.50%. Currently, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing June 30, 2018. Additionally, the Borrowers are required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Amended Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility. At April 30, 2016, May 2, 2015 and January 30, 2016, respectively, we had borrowings of $978 million, $988 million and $980 million under the Term Loan, and carrying value, net of the remaining discount and debt issuance costs, of $967 million, $972 million and $968 million.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
At April 30, 2016, May 2, 2015 and January 30, 2016, we had $244 million, $410 million and $797 million, respectively, of Revolving Facility borrowings and $652 million, $657 million and $652 million, respectively, of letters of credit outstanding under the Revolving Facility. At April 30, 2016, May 2, 2015 and January 30, 2016, the amount available to borrow under the Revolving Facility was $265 million, $726 million and $316 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
2016 Term Loan
On April 8, 2016, the Company, SRAC, and Kmart Corporation (together with SRAC, the "ABL Borrowers") entered into an amendment to the Amended Domestic Credit Agreement, with a syndicate of lenders, including Bank of America, N.A. (the "Bank"), as agent. The amendment to the Amended Domestic Credit Agreement was executed in connection with the closing of the Company’s previously announced $750 million Senior Secured Term Loan under the Amended Domestic Credit Agreement (the "2016 Term Loan").
Amounts borrowed pursuant to the 2016 Term Loan will bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 750 basis points, subject to a 1.00% LIBOR floor. The Company received approximately $722 million in net proceeds from the 2016 Term Loan, which proceeds were used to reduce outstanding borrowings under its asset-based revolving credit facility. The 2016 Term Loan has a maturity date of July 20, 2020, which is the same maturity date as the Company’s $1.971 billion revolving credit facility commitments, and does not amortize. The amendment provides for a premium of 2% of the aggregate principal amount of the 2016 Term Loan prepaid on or prior to April 8, 2017 and 1% of the aggregate principal amount of the 2016 Term Loan prepaid after April 8, 2017 and on or prior to April 8, 2018. The obligations under the Amended Domestic Credit Agreement, including the 2016 Term Loan, are secured by a first lien on substantially all of the domestic inventory and credit card and pharmacy receivables of the Company and its subsidiaries and aggregate advances under the Amended Domestic Credit Agreement are subject to a borrowing base formula. The Amended Domestic Credit Agreement is guaranteed by all domestic subsidiaries of the Company that own inventory or credit card or pharmacy receivables. The other material terms of the Amended Domestic Credit Agreement were not modified by the amendment. The carrying value of the 2016 Term Loan, net of the remaining discount and debt issuance costs, was $722 million at April 30, 2016.
Senior Secured Notes
In October 2010, we sold $1.0 billion aggregate principal amount of senior secured notes (the "Senior Secured Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Senior Secured Notes, the Company sold $250 million aggregate principal amount of Senior Secured Notes to the Company's domestic pension plan in a private placement, none of which remain in the domestic pension plan as a result of the Tender Offer discussed below. The Senior Secured Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the "Collateral"). The lien that secures the Senior Secured Notes is junior in priority to the lien on such assets that secures obligations under the Amended Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Senior Secured Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

outstanding Senior Secured Notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Senior Secured Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the Senior Secured Notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Senior Secured Notes at a premium based on the "Treasury Rate" as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Senior Secured Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended. The Company completed a Tender Offer for $936 million principal amount of its outstanding Senior Secured Notes during the third quarter of 2015. The carrying value of Senior Secured Notes, net of the remaining discount and debt issuance costs, was $302 million, $1.2 billion and $302 million at April 30, 2016, May 2, 2015 and January 30, 2016, respectively.
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
We accounted for the Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Senior Unsecured Notes based on the relative fair values of the Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. The discount is being amortized over the life of the Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $8 million of the discount was amortized during the 13 week period ended May 2, 2015, resulting in a remaining discount of approximately $265 million at May 2, 2015. The carrying value of the Senior Unsecured Notes net of the remaining discount and debt issuance costs was approximately $356 million at May 2, 2015. Approximately $11 million of the discount was amortized during the 13 week period ended April 30, 2016, resulting in a remaining discount of approximately $229 million at April 30, 2016. The carrying value of the Senior Unsecured Notes, net of the remaining discount and debt issuance costs, was approximately $394 million at April 30, 2016.
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
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Investment Conduit ("REMIC"). The real estate associated with 125 Full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued to wholly owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the "REMIC Securities") that are secured by the mortgages and collateral assignments of the store leases. Payments to the holders on the REMIC Securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion (the "KCD Securities") were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to the holders on the KCD Securities are funded by the royalty payments. The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. In the fourth quarter of fiscal 2013, Holdings contributed all of the outstanding capital stock of Sears Re to SRe Holding Corporation, a direct wholly owned subsidiary of Holdings. Sears Re thereafter reduced its excess statutory capital through the distribution of all REMIC Securities held by it to SRe Holding Corporation. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly owned consolidated subsidiaries. At each of April 30, 2016, May 2, 2015 and January 30, 2016, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.6 billion, $0.7 billion, and $0.6 billion at April 30, 2016, May 2, 2015 and January 30, 2016, respectively.
On March 18, 2016, the Company announced it and certain of its subsidiaries have entered into a five-year pension plan protection and forbearance agreement (the "Definitive Agreement") with the Pension Benefit Guaranty Corporation ("PBGC") implementing the terms of the previously announced term sheet, dated as of September 4, 2015, entered into by the Company and PBGC. Under the terms of the Definitive Agreement, the Company will continue to protect, or "ring-fence," pursuant to customary covenants, the assets of certain special purpose subsidiaries (the "Relevant Subsidiaries") holding real estate and/or intellectual property assets. Also under the Definitive Agreement, the Relevant Subsidiaries have granted PBGC a springing lien on the ring-fenced assets, which lien will be triggered only by (a) failure to make required contributions to the Company’s pension plan (the "Plan"), (b) prohibited transfers of ownership interests in the Relevant Subsidiaries, (c) termination events with respect to the Plan, and (d) bankruptcy events with respect to the Company or certain of its material subsidiaries.
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
NOTE 3—STORE CLOSING CHARGES, SEVERANCE COSTS, IMPAIRMENTS AND REAL ESTATE TRANSACTIONS
Store Closings and Severance
During the 13 week period ended April 30, 2016, we closed 45 stores in our Kmart segment and five stores in our Sears Domestic segment we previously announced would close. We made the decision to close an additional 93 stores in our Kmart segment and 24 stores in our Sears Domestic segment during the 13 week period ended April 30, 2016.
During the 13 week period ended May 2, 2015, we closed six stores in our Kmart segment and two stores in our Sears Domestic segment we previously announced would close. We made the decision to close 12 stores in our Kmart segment and two stores in our Sears Domestic segment during the 13 week period ended May 2, 2015.
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
We expect to record additional charges of approximately $30 million during 2016 related to stores that we had previously made the decision to close, but have not yet closed.
Store closing costs and severance recorded for the 13 week periods ended April 30, 2016 and May 2, 2015 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$51	$5	$6	$11	$4	$77
Sears Domestic	9	1	1	3	—	14
Total for the 13-week period ended April 30, 2016	$60	$6	$7	$14	$4	$91

Kmart	$5	$1	$28	$2	$—	$36
Sears Domestic	1	2	—	—	—	3
Total for the 13-week period ended May 2, 2015	$6	$3	$28	$2	$—	$39
_____________

(1)	Recorded within cost of sales, buying and occupancy on the Condensed Consolidated Statements of Operations.

(2)
Recorded within selling and administrative on the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)	Costs for the 13 week period ended April 30, 2016 are recorded within depreciation and amortization on the Condensed Consolidated Statement of Operations.
Store closing cost accruals of $183 million, $209 million and $180 million at April 30, 2016, May 2, 2015 and January 30, 2016, respectively, were as follows:

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at May 2, 2015	$34	$168	$7	$209
Store closing costs	34	(20)	9	23
Payments/utilizations	(10)	(34)	(8)	(52)
Balance at January 30, 2016	58	114	8	180
Store closing costs	6	10	14	30
Payments/utilizations	(12)	(10)	(5)	(27)
Balance at April 30, 2016	$52	$114	$17	$183
Long-Lived Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, we performed an impairment test of certain of our long-lived assets due to events and changes in circumstances during the 13 week period ended April 30, 2016 that indicated an impairment might have occurred. As a result of impairment testing, the Company recorded impairment charges of $8 million, of which $5 million and $3 million were recorded within the Sears Domestic and Kmart segments, respectively, during the 13 week period ended April 30, 2016.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Real Estate Transactions
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
In connection with the Seritage transaction and JV transactions, Holdings has entered into agreements with Seritage and the JVs under which Holdings leases 255 of the properties (the "Master Leases"), with the remaining properties being leased by Seritage to third parties. During the 13 weeks ended April 30, 2016, Holdings closed three stores pursuant to recapture notices from Seritage. Holdings recorded rent expense of $24 million in cost of sales, buying and occupancy for the 13 week period ended April 30, 2016. Rent expense consisted of straight-line rent expense offset by amortization of deferred gain on sale-leaseback, as shown in the table below.

	13 Weeks Ended April 30, 2016
millions	Kmart	Sears Domestic	Sears Holdings
Straight-line rent expense	$9	$37	$46
Amortization of deferred gain on sale-leaseback	(4)	(18)	(22)
Rent expense	$5	$19	$24
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
With the exception of the four properties that have continuing involvement, in accordance with accounting standards related to sale-leaseback transactions, Holdings recognized any loss on sale immediately, any gain on sale in excess of the present value of minimum lease payments immediately, and any remaining gain was deferred and will be recognized in proportion to the related rent expense, which is a component of cost of sales, buying and occupancy, on the Condensed Consolidated Statement of Operations, over the lease term. At April 30, 2016, $88 million of the deferred gain on sale-leaseback is classified as current within other current liabilities and $718 million is classified as long-term as deferred gain on sale-leaseback on the Condensed Consolidated Balance Sheets. During the 13 weeks ended April 30, 2016, Holdings recorded gains of $26 million related to three stores that closed pursuant to recapture notices from Seritage, of which $13 million related to the gain that had previously been deferred as we no longer have continuing involvement, and $13 million related to lease termination proceeds.
Holdings accounted for the four properties that have continuing involvement as a financing transaction in accordance with accounting standards related to sale-leaseback transactions. Accordingly, Holdings recorded a sale-

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

leaseback financing obligation of $164 million, which is classified as long-term as sale-leaseback financing obligation on the Condensed Consolidated Balance Sheet at April 30, 2016. The decrease in the sale-leaseback financing obligation from $426 million at May 2, 2015 to $164 million at April 30, 2016 represents a noncash change. We continued to report the real property assets of $59 million at April 30, 2016 on our Condensed Consolidated Balance Sheets, which are included in our Sears Domestic segment.
During the first quarter of 2015, we recorded gains on the sales of assets of $107 million in connection with real estate transactions, which included gains of $86 million recognized on the sale of two Sears Full-line stores for which we received $96 million of cash proceeds, and $10 million recognized on the surrender and early termination of one Kmart store lease. In connection with one of the Sears Full-line stores, we entered into a leaseback agreement for up to 6 months. We determined that we have surrendered substantially all of our rights and obligations, and, therefore, immediate gain recognition is appropriate on all of these transactions.
NOTE 4—EQUITY
Earnings per Share
The following table sets forth the components used to calculate basic and diluted loss per share attributable to Holdings' shareholders. During the 13 week period ended May 2, 2015, warrants, restricted stock awards and restricted stock units, totaling 6.1 million shares, were not included in the computation of diluted loss per share attributable to Holdings' shareholders because the effect of their inclusion would have been antidilutive.

	13 Weeks Ended
millions, except earnings per share	April 30, 2016	May 2, 2015
Basic weighted average shares	106.8	106.5
Diluted weighted average shares	106.8	106.5

Net loss attributable to Holdings' shareholders	$(471)	$(303)

Loss per share attributable to Holdings' shareholders:
Basic	$(4.41)	$(2.85)
Diluted	$(4.41)	$(2.85)
Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	April 30, 2016	May 2, 2015	January 30, 2016
Pension and postretirement adjustments (net of tax of $(296) for all periods presented)	$(1,851)	$(1,963)	$(1,915)
Currency translation adjustments (net of tax of $0 for all periods presented)	(3)	(2)	(3)
Accumulated other comprehensive loss	$(1,854)	$(1,965)	$(1,918)
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

	13 Weeks Ended April 30, 2016			13 Weeks Ended May 2, 2015
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$64	$—	$64	$65	$—	$65
Total other comprehensive income	$64	$—	$64	$65	$—	$65

(1)	Included in the computation of net periodic benefit expense. See Note 5 to the Condensed Consolidated Financial Statements.

NOTE 5—BENEFIT PLANS
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

	13 Weeks Ended
millions	April 30, 2016	May 2, 2015
Components of net periodic expense:
Interest cost	$58	$54
Expected return on plan assets	(50)	(62)
Amortization of experience losses	64	65
Net periodic expense	$72	$57
Contributions
During the 13 week period ended April 30, 2016, we made total contributions of $76 million to our pension and postretirement plans. During the 13 week period ended May 2, 2015, we made total contributions of $67 million to our pension and postretirement plans. We anticipate making aggregate contributions to our defined benefit and postretirement plans of approximately $257 million over the remainder of 2016.
NOTE 6—INCOME TAXES
We had gross unrecognized tax benefits of $141 million at April 30, 2016, $134 million at May 2, 2015 and $137 million at January 30, 2016. Of the amount at April 30, 2016, $91 million, would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13 week period ended April 30, 2016, gross unrecognized tax benefits increased by $4 million due to state activity. During the 13 week period ended May 2, 2015, gross unrecognized tax benefits increased by $3 million due to state activity. We expect that our unrecognized tax benefits could decrease by as much as $6 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At April 30, 2016, May 2, 2015 and January 30, 2016, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $58 million ($38 million net of federal benefit), $52 million ($34 million net of federal benefit), and $56 million ($36

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

million net of federal benefit), respectively. The total amount of net interest expense recognized as part of Income tax expense in our Condensed Consolidated Statements of Operations was $1 million (net of federal benefit) and $2 million (net of federal benefit), respectively, for the 13 week periods ended April 30, 2016 and May 2, 2015, respectively.
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
At the end of 2015, we had a federal and state net operating loss ("NOL") deferred tax asset of $1.6 billion, which will expire predominately between 2019 and 2036. We have credit carryforwards of $832 million, which will expire between 2016 and 2036.
At January 30, 2016, we had a valuation allowance of $4.8 billion to record only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance as the year progresses for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.
The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. As such, for the 13 week period ended April 30, 2016, our effective income tax rate was an expense of 3.3%. Our tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the 13 week period ended April 30, 2016 was negatively impacted by foreign branch taxes and state income taxes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 7—SUMMARY OF SEGMENT DATA
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
Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States. The merchandise and service categories are as follows:

(i)	Hardlines—consists of home appliances, consumer electronics, lawn & garden, tools & hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women's, men's, kids', footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore;

(iv)	Service—includes repair, installation and automotive service and extended contract revenue; and

(v)	Other—includes revenues earned in connection with our agreements with SHO and Lands' End, as well as credit revenues and licensed business revenues.

	13 Weeks Ended April 30, 2016
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services
Hardlines	$560	$1,708	$2,268
Apparel and Soft Home	729	571	1,300
Food and Drug	833	1	834
Service	3	516	519
Other	14	459	473
Total merchandise sales and services	2,139	3,255	5,394
Costs and expenses
Cost of sales, buying and occupancy	1,735	2,482	4,217
Selling and administrative	544	959	1,503
Depreciation and amortization	19	76	95
Impairment charges	3	5	8
Gain on sales of assets	(46)	(15)	(61)
Total costs and expenses	2,255	3,507	5,762
Operating loss	$(116)	$(252)	$(368)
Total assets	$2,919	$8,256	$11,175
Capital expenditures	$11	$29	$40

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	13 Weeks Ended May 2, 2015
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services
Hardlines	$636	$1,832	$2,468
Apparel and Soft Home	776	651	1,427
Food and Drug	923	2	925
Service	3	522	525
Other	18	519	537
Total merchandise sales and services	2,356	3,526	5,882
Costs and expenses
Cost of sales, buying and occupancy	1,838	2,526	4,364
Selling and administrative	623	1,058	1,681
Depreciation and amortization	20	102	122
Gain on sales of assets	(18)	(89)	(107)
Total costs and expenses	2,463	3,597	6,060
Operating loss	$(107)	$(71)	$(178)
Total assets	$3,151	$10,118	$13,269
Capital expenditures	$5	$39	$44
NOTE 8—SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at April 30, 2016, May 2, 2015 and January 30, 2016 consisted of the following:

millions	April 30, 2016	May 2, 2015	January 30, 2016
Unearned revenues	$678	$720	$694
Self-insurance reserves	571	611	567
Other	469	528	470
Total	$1,718	$1,859	$1,731
NOTE 9—LEGAL PROCEEDINGS
We are a defendant in several lawsuits containing class or collective action allegations in which the plaintiffs are current and former hourly and salaried associates who allege violations of various wage and hour laws, rules and regulations pertaining to alleged misclassification of certain of our employees, the failure to pay overtime and/or the failure to pay for missed meal and rest periods and other payroll violations. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Further, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We also are a defendant in several putative or certified class action lawsuits in California relating to alleged failure to comply with California laws pertaining to certain operational, marketing, and pricing practices. The California laws alleged to have been violated in each of these lawsuits provide the potential for significant statutory penalties. At this time, the Company is not able to either predict the outcome of these lawsuits or reasonably estimate a potential range of loss with respect to the lawsuits.
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
NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS
Stock-based Compensation
In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect the update will have on our consolidated financial statements.
Derivatives and Hedging
In March 2016, the FASB issued an accounting standards update which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The amendments in the update must be applied on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. We are currently evaluating the effect the update will have on our consolidated financial statements.
Recognition of Breakage for Certain Prepaid Store-Value Products
In March 2016, the FASB issued an accounting standards update which amends the guidance on extinguishing financial liabilities for certain prepaid store-value products. If an entity selling prepaid store-value products expects to be entitled to an amount that will not be redeemed, the entity will recognize the expected breakage in proportion

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

to the pattern of rights expected to be exercised by the product holder to the extent that it is probable that a significant reversal of the breakage amount will not subsequently occur. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption before the effective date of Revenue from Contracts with Customers. We are currently evaluating the effect the update will have on our consolidated financial statements.
Leases
In February 2016, the FASB issued an accounting standards update which replaces the current lease accounting standard. The update will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect the update will have on our consolidated financial statements.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued an accounting standards update which simplifies the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. As permitted, the Company early adopted the update beginning in the fourth quarter of fiscal 2015 utilizing retrospective application. The impact of this update was a reclassification of deferred income tax liabilities from short-term deferred tax liabilities to long-term deferred tax liabilities of $480 million at May 2, 2015.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued an accounting standards update which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with discounts or premiums. In August 2015, the FASB issued an accounting standards update which adds paragraphs about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, and allows for the presentation of debt issuance costs as an asset regardless of whether or not there is an outstanding balance on the line-of-credit arrangement. As permitted, the Company early adopted the update beginning in the fourth quarter of fiscal 2015. The impact of this update was a reclassification of unamortized debt issuance costs from other assets to long-term debt and capitalized lease obligations of $21 million at May 2, 2015. The Company continued to report unamortized debt issuance costs related to the Revolving Facility of $45 million, $13 million and $49 million at April 30, 2016, May 2, 2015 and January 30, 2016, respectively, within other assets.

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
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standards update which replaces the current revenue recognition standards. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard was initially released as effective for fiscal years beginning after December 15, 2016, however, the FASB has decided to defer the effective date of this accounting standard update for one year. Early adoption of the update is permitted, but not before the original date for fiscal years beginning after December 15, 2016. The update may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption. The Company is evaluating the effect of adopting this new standard.
NOTE 11—RELATED PARTY DISCLOSURE
Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. ESL owned approximately 50% of our outstanding common stock at April 30, 2016 (excluding shares of common stock that ESL may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
On February 25, 2016, Holdings announced the election of Bruce R. Berkowitz to membership on our Board of Directors. Mr. Berkowitz serves as the Chief Investment Officer of Fairholme Capital Management, LLC, an investment adviser registered with the U.S. Securities and Exchange Commission ("SEC"), and is the President and a Director of Fairholme Funds, Inc., a SEC-registered investment company providing investment management services to three mutual funds (together with Fairholme Capital Management, LLC and other affiliates, "Fairholme"). Fairholme owned approximately 25% of our outstanding common stock at April 30, 2016 (excluding shares of common stock that Fairholme may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
Unsecured Commercial Paper
During the 13 week periods ended April 30, 2016 and May 2, 2015, ESL and its affiliates held unsecured commercial paper issued by SRAC, an indirect wholly owned subsidiary of Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate and principal amount outstanding for this commercial paper was 33.0 days, 7.98% and $56 million and 32.0 days, 4.55% and $3 million, respectively, during the 13 week periods ended April 30, 2016 and May 2, 2015. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2016 was $150 million and $1 million of interest was paid by SRAC to ESL during the 13 week period ended April 30, 2016. ESL held $125 million and $100 million of our commercial paper at April 30, 2016 and May 2, 2015, respectively, which included $77 million and $58 million held by Mr. Lampert.
During the 13 week period ended April 30, 2016, Fairholme and its affiliates held unsecured commercial paper issued by SRAC. For the commercial paper outstanding to Fairholme, the weighted average of each maturity, annual interest rate and principal amount outstanding for this commercial paper was 11.5 days, 6.05% and $354 thousand during the 13 week period ended April 30, 2016. The largest aggregate amount of principal outstanding to Fairholme at any time since the beginning of 2016 was $1 million and the aggregate amount of interest paid by SRAC to Fairholme was $6 thousand during the 13 week period ended April 30, 2016.
The commercial paper sales were made in accordance with guidelines reviewed and approved by the Company’s audit committee.
Secured Short-Term Loan
In September 2014, the Company, through the Short-Term Borrowers, entities wholly-owned and controlled, directly or indirectly by the Company, entered into the $400 million Short-Term Loan with the Short-Term Lender, entities affiliated with ESL. The Company repaid the Short-Term Loan during 2015. See Note 2 for additional information regarding the Short-Term Loan.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Secured Loan Facility
In April 2016, the Company, through the Secured Loan Borrowers, entities wholly-owned and controlled, directly or indirectly by the Company, obtained a $500 million secured short-term loan facility with the Secured Loan Lenders, some of which are entities affiliated with ESL. At April 30, 2016, entities affiliated with ESL held $250 million of principal amount of the Secured Loan Facility. See Note 2 for additional information regarding the Secured Loan Facility.
2016 Term Loan
In April 2016, the Company, through the ABL Borrowers, obtained a $750 million Senior Secured Term Loan under the Amended Domestic Credit Agreement with a syndicate of lenders, including $146 million (net of original issue discount) from JPP, LLC and JPP II, LLC, entities affiliated with ESL, and $100 million from the Company's domestic pension plan. See Note 2 for additional information regarding the 2016 Term Loan. At April 30, 2016, JPP LLC and JPP II, LLC, and the Company's domestic pension plan held $150 million and $100 million, respectively, of principal of the 2016 Term Loan.
Senior Secured Notes
At both April 30, 2016 and January 30, 2016, Mr. Lampert and ESL held an aggregate of approximately $11 million of principal of the Company's Senior Secured Notes. At May 2, 2015, Mr. Lampert and ESL held an aggregate of $205 million of principal amount of the Company's Senior Secured Notes.
At April 30, 2016, Fairholme held an aggregate of approximately $46 million of principal of the Company's Senior Secured Notes. At May 2, 2015 and January 30, 2016, respectively, Fairholme held an aggregate of $208 million and $22 million of principal amount of the Company's Senior Secured Notes.
Subsidiary Notes
At each of April 30, 2016, May 2, 2015 and January 30, 2016, Mr. Lampert and ESL held an aggregate of $3 million of principal amount of unsecured notes issued by SRAC (the "Subsidiary Notes").
At both April 30, 2016 and January 30, 2016, Fairholme held an aggregate of $14 million of principal amount of Subsidiary Notes.
Senior Unsecured Notes and Warrants
At both April 30, 2016 and January 30, 2016, Mr. Lampert and ESL held an aggregate of approximately $193 million of principal amount of the Company's Senior Unsecured Notes, and 10,033,472 warrants to purchase shares of Holdings common stock. At May 2, 2015, Mr. Lampert and ESL held an aggregate of approximately $299 million of principal amount of the Company's Senior Unsecured Notes, and 10,530,633 warrants to purchase shares of Holdings common stock.
At April 30, 2016, May 2, 2015 and January 30, 2016, respectively, Fairholme held an aggregate of approximately $357 million, $205 million and $360 million of principal amount of the Company's Senior Unsecured Notes, and 6,741,584, 6,418,517 and 6,839,379 warrants to purchase shares of Holdings common stock.
Sears Canada
ESL owns approximately 45% of the outstanding common shares of Sears Canada (based on publicly available information as of January 4, 2016). Fairholme owns approximately 19% of the outstanding common shares of Sears Canada (based on publicly available information as of March 31, 2016).
Lands' End
ESL owns approximately 54% of the outstanding common stock of Lands' End (based on publicly available information as of January 19, 2016). Fairholme owns approximately 9% of the outstanding common shares of Lands' End (based on publicly available information as of March 31, 2016). Holdings and certain of its subsidiaries entered into a transition services agreement in connection with the spin-off pursuant to which Lands' End and

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Holdings agreed to provide, on an interim, transitional basis, various services, including but not limited to, tax services, logistics services, auditing and compliance services, inventory management services, information technology services and continued participation in certain contracts shared with Holdings and its subsidiaries, as well as agreements related to Lands' End Shops at Sears and participation in the Shop Your Way® program. The majority of the services under the transition services agreement with Lands' End have expired or been terminated.
Amounts due to or from Lands' End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands' End on at least a monthly basis. At April 30, 2016 and January 30, 2016, Holdings reported a net amount payable to Lands' End of $2 million and $1 million, respectively in the other current liabilities line of the Condensed Consolidated Balance Sheet. At May 2, 2015, Holdings reported a net amount receivable from Lands' End of $3 million in the accounts receivable line of the Condensed Consolidated Balance Sheet. Amounts related to revenue from retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way® program and corporate shared services were $15 million and $16 million, respectively, for the 13 week periods ended April 30, 2016 and May 2, 2015. The amounts Lands' End earned related to call center services and commissions were $2 million and $2 million for the 13 week periods ended April 30, 2016 and May 2, 2015, respectively.
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
These agreements were originally made in the context of a parent-subsidiary relationship and were negotiated in the overall context of the separation. In May 2016, the Company and SHO agreed to changes to a number of their related agreements, including extending the merchandise and services agreement until February 1, 2020.
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
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At April 30, 2016, May 2, 2015 and January 30, 2016, Holdings reported a net amount receivable from SHO of $103 million, $101 million and $51 million, respectively, in the accounts receivable line of the Condensed Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $335 million and $382 million, respectively, for the 13 week periods ended April 30, 2016 and May 2, 2015. The net amounts SHO earned related to commissions were $22 million and $24 million for the 13 week periods ended April 30, 2016 and May 2, 2015, respectively. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for further information related to these guarantees.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Seritage
ESL owns approximately 9.8% of the total voting power of Seritage, and approximately 43.5% of the limited partnership units of Seritage Growth Properties, L.P. (the "Operating Partnership"), the entity that now owns the properties sold by the Company in the Seritage transaction and through which Seritage conducts its operations (based on publicly available information as of August 14, 2015). Mr. Lampert is also currently the Chairman of the Board of Trustees of Seritage. Fairholme owns approximately 14% of the outstanding Class A common shares of Seritage and 100% of the outstanding Class C non-voting common shares of Seritage (based on publicly available information as of March 31, 2016).
In connection with the Seritage transaction as described in Note 3, Holdings entered into a master lease agreement with Seritage. The initial amount of aggregate annual base rent under the master lease is $134 million for the REIT properties, with increases of 2% per year beginning in the second lease year. Holdings recorded rent expense of $21 million in cost of sales, buying and occupancy for the 13 week period ended April 30, 2016. Rent expense consists of straight-line rent expense of $36 million, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $15 million, for the 13 week period ended April 30, 2016.
In addition to base rent under the Master Lease, Holdings pays monthly installment expenses for property taxes and insurance at all REIT properties where Holdings is a tenant and installment expenses for common area maintenance, utilities and other operating expenses at REIT properties that are multi-tenant locations where Holdings and other third parties are tenants. The initial amount of aggregate installment expenses under the Master Lease is $70 million, based on estimated installment expenses, and will be reconciled annually based on actual installment expenses. Holdings paid $17 million for the 13 week period ended April 30, 2016, recorded in cost of sales, buying and occupancy.
Holdings and Seritage entered into a transition services agreement pursuant to which Holdings will provide certain limited services to Seritage for up to 18 months. The services include specified facilities management, accounting, treasury, tax, information technology, risk management, human resources, and related support services. Under the terms of the transition services agreement, the scope and level of the facilities management services will be substantially consistent with the scope and level of the services provided in connection with the operation of the transferred properties held by Holdings prior to the closing of the Seritage transaction. Amounts due from Seritage are generally settled on a net basis. Holdings invoices Seritage on at least a monthly basis. Revenues recognized related to the transition services agreement were not material for the 13 week period ended April 30, 2016. At April 30, 2016, Holdings reported a net amount receivable from Seritage of $19 million in the accounts receivable line of the Condensed Consolidated Balance Sheets.
NOTE 12—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At April 30, 2016, the principal amount outstanding of the Company's 6 5/8% Senior Secured Notes due 2018 was $302 million. The Senior Secured Notes were issued in 2010 by Sears Holdings Corporation ("Parent"). The Senior Secured Notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by SRAC (the "guarantor subsidiaries"). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at April 30, 2016, May 2, 2015 and January 30, 2016, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Income (Loss) for the 13 week periods ended April 30, 2016 and May 2, 2015, and the Condensed Consolidating Statements of Cash flows for the 13 week periods ended April 30, 2016 and May 2, 2015 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

 Condensed Consolidating Balance Sheet
April 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$238	$48	$—	$286
Intercompany receivables	—	—	27,113	(27,113)	—
Accounts receivable	2	411	24	—	437
Merchandise inventories	—	5,028	—	—	5,028
Prepaid expenses and other current assets	114	532	372	(649)	369
Total current assets	116	6,209	27,557	(27,762)	6,120
Total property and equipment, net	—	1,740	780	—	2,520
Goodwill and intangible assets	—	267	1,909	—	2,176
Other assets	—	264	1,842	(1,747)	359
Investment in subsidiaries	10,413	26,743	—	(37,156)	—
TOTAL ASSETS	$10,529	$35,223	$32,088	$(66,665)	$11,175
Current liabilities
Short-term borrowings	$—	$380	$—	$—	$380
Current portion of long-term debt and capitalized lease obligations	—	65	1	—	66
Merchandise payables	—	1,337	—	—	1,337
Intercompany payables	12,232	14,881	—	(27,113)	—
Other current liabilities	22	2,134	1,304	(649)	2,811
Total current liabilities	12,254	18,797	1,305	(27,762)	4,594
Long-term debt and capitalized lease obligations	695	4,192	1	(1,576)	3,312
Pension and postretirement benefits	—	2,132	5	—	2,137
Deferred gain on sale-leaseback	—	718	—	—	718
Sale-leaseback financing obligation	—	164	—	—	164
Long-term deferred tax liabilities	58	—	892	(58)	892
Other long-term liabilities	—	818	1,123	(223)	1,718
Total Liabilities	13,007	26,821	3,326	(29,619)	13,535
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(2,478)	8,402	28,762	(37,053)	(2,367)
Noncontrolling interest	—	—	—	7	7
Total Equity (Deficit)	(2,478)	8,402	28,762	(37,046)	(2,360)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$10,529	$35,223	$32,088	$(66,665)	$11,175

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
May 2, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$253	$33	$—	$286
Intercompany receivables	—	—	26,855	(26,855)	—
Accounts receivable	—	443	31	—	474
Merchandise inventories	—	5,054	—	—	5,054
Prepaid expenses and other current assets	38	789	265	(843)	249
Total current assets	38	6,539	27,184	(27,698)	6,063
Total property and equipment, net	—	3,436	915	—	4,351
Goodwill and intangible assets	—	274	2,089	—	2,363
Other assets	—	241	2,352	(2,101)	492
Investment in subsidiaries	11,516	25,459	—	(36,975)	—
TOTAL ASSETS	$11,554	$35,949	$32,540	$(66,774)	$13,269
Current liabilities
Short-term borrowings	$—	$714	$—	$—	$714
Current portion of long-term debt and capitalized lease obligations	—	71	2	—	73
Merchandise payables	—	1,685	—	—	1,685
Intercompany payables	11,174	15,681	—	(26,855)	—
Other current liabilities	26	2,230	1,673	(842)	3,087
Total current liabilities	11,200	20,381	1,675	(27,697)	5,559
Long-term debt and capitalized lease obligations	1,586	3,357	39	(1,902)	3,080
Pension and postretirement benefits	—	2,325	4	—	2,329
Sale-leaseback financing obligation	—	426	—	—	426
Long-term deferred tax liabilities	59	241	961	(63)	1,198
Other long-term liabilities	—	901	1,197	(239)	1,859
Total Liabilities	12,845	27,631	3,876	(29,901)	14,451
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(1,291)	8,318	28,664	(36,879)	(1,188)
Noncontrolling interest	—	—	—	6	6
Total Equity (Deficit)	(1,291)	8,318	28,664	(36,873)	(1,182)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$11,554	$35,949	$32,540	$(66,774)	$13,269

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended April 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$5,420	$622	$(648)	$5,394
Cost of sales, buying and occupancy	—	4,335	248	(366)	4,217
Selling and administrative	1	1,599	185	(282)	1,503
Depreciation and amortization	—	77	18	—	95
Impairment charges	—	8	—	—	8
Gain on sales of assets	—	(59)	(2)	—	(61)
Total costs and expenses	1	5,960	449	(648)	5,762
Operating income (loss)	(1)	(540)	173	—	(368)
Interest expense	(74)	(145)	(20)	154	(85)
Interest and investment income (loss)	—	21	129	(154)	(4)
Other income	—	—	1	—	1
Income (loss) before income taxes	(75)	(664)	283	—	(456)
Income tax (expense) benefit	—	36	(51)	—	(15)
Equity (deficit) in earnings in subsidiaries	(396)	146	—	250	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(471)	$(482)	$232	$250	$(471)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended May 2, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$5,917	$742	$(777)	$5,882
Cost of sales, buying and occupancy	—	4,487	267	(390)	4,364
Selling and administrative	—	1,794	274	(387)	1,681
Depreciation and amortization	—	103	19	—	122
Gain on sales of assets	—	(106)	(1)	—	(107)
Total costs and expenses	—	6,278	559	(777)	6,060
Operating income (loss)	—	(361)	183	—	(178)
Interest expense	(72)	(121)	(21)	124	(90)
Interest and investment income (loss)	—	9	97	(124)	(18)
Other income	—	—	1	—	1
Income (loss) before income taxes	(72)	(473)	260	—	(285)
Income tax (expense) benefit	—	33	(51)	—	(18)
Equity (deficit) in earnings in subsidiaries	(231)	96	—	135	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(303)	$(344)	$209	$135	$(303)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended April 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(471)	$(482)	$232	$250	$(471)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	64	—	—	64
Unrealized net gain, net of tax	—	—	41	(41)	—
Total other comprehensive income	—	64	41	(41)	64
Comprehensive income (loss) attributable to Holdings' shareholders	$(471)	$(418)	$273	$209	$(407)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended May 2, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(303)	$(344)	$209	$135	$(303)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	65	—	—	65
Unrealized net gain, net of tax	—	—	(19)	19	—
Total other comprehensive income (loss)	—	65	(19)	19	65
Comprehensive income (loss) attributable to Holdings' shareholders	$(303)	$(279)	$190	$154	$(238)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended April 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$50	$(984)	$265	$(53)	$(722)
Proceeds from sales of property and investments	—	29	9	—	38
Purchases of property and equipment	—	(38)	(2)	—	(40)
Net investing with Affiliates	(50)	—	(209)	259	—
Net cash used in investing activities	(50)	(9)	(202)	259	(2)
Proceeds from debt issuances	—	1,228	—	—	1,228
Repayments of long-term debt	—	(18)	—	—	(18)
Decrease in short-term borrowings, primarily 90 days or less	—	(417)	—	—	(417)
Debt issuance costs	—	(21)	—	—	(21)
Intercompany dividend	—	—	(53)	53	—
Net borrowing with Affiliates	—	259	—	(259)	—
Net cash provided by (used in) financing activities	—	1,031	(53)	(206)	772
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	38	10	—	48
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	200	38	—	238
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$238	$48	$—	$286

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

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2016 and May 2, 2015

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 30, 2016.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of stores with 1,622 full-line and specialty retail stores in the United States, operating as Kmart and Sears. Further, we operate a number of websites under the Sears.com and Kmart.com banners which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way® connects all of the ways members shop - in store, at home, online and by phone.
We conduct our operations in two business segments: Kmart and Sears Domestic. The nature of operations conducted within each of these segments is discussed within the "Business Segments" section of Item 1 of our Annual Report on Form 10-K for the year ended January 30, 2016. Our business segments have been determined in accordance with accounting standards regarding the determination, and reporting, of business segments.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2016 and May 2, 2015

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended
millions, except per share data	April 30, 2016	May 2, 2015
REVENUES
Merchandise sales and services	$5,394	$5,882
COSTS AND EXPENSES
Cost of sales, buying and occupancy	4,217	4,364
Gross margin dollars	1,177	1,518
Gross margin rate	21.8%	25.8%
Selling and administrative	1,503	1,681
Selling and administrative expense as a percentage of total revenues	27.9%	28.6%
Depreciation and amortization	95	122
Impairment charges	8	—
Gain on sales of assets	(61)	(107)
Total costs and expenses	5,762	6,060
Operating loss	(368)	(178)
Interest expense	(85)	(90)
Interest and investment loss	(4)	(18)
Other income	1	1
Loss before income taxes	(456)	(285)
Income tax expense	(15)	(18)
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(471)	$(303)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(4.41)	$(2.85)
Diluted loss per share	$(4.41)	$(2.85)
Basic weighted average common shares outstanding	106.8	106.5
Diluted weighted average common shares outstanding	106.8	106.5
References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales did not impact comparable store sales for the 13 week period ended April 30, 2016, and resulted in a negative impact of approximately 100 basis points for the 13 week period ended May 2, 2015. In addition, comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a benefit of approximately 10 basis points for the 13 week period ended April 30, 2016, and a benefit of approximately 30 basis points for the 13 week period ended May 2, 2015.
Net Loss Attributable to Holdings' Shareholders, Adjusted EBITDA and Adjusted Loss per Share
We recorded a net loss attributable to Holdings' shareholders for the first quarter of $471 million, or $4.41 loss per diluted share, and $303 million, or $2.85 loss per diluted share, for 2016 and 2015, respectively.
In addition to our net loss attributable to Sears Holdings' shareholders determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for purposes of evaluating operating performance, we use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), Adjusted EBITDA

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2016 and May 2, 2015

excluding Seritage/JV rent as well as Adjusted Earnings per Share ("Adjusted EPS"). Adjusted EBITDA, excluding Seritage/JV rent, reflects the impact of the additional rent expense and assigned sub-tenant rental income as a result of the Seritage and JV transactions. The terms of our leases with Seritage and the JVs provide us with the ability to accelerate the transformation of our physical stores. We expect that our cash rent obligation will decrease significantly as space in these stores is recaptured.
Adjusted EBITDA and Adjusted EBITDA excluding Seritage/JV rent were determined as follows:

	13 Weeks Ended
millions	April 30, 2016	May 2, 2015
Net loss attributable to Holdings per statement of operations	$(471)	$(303)
Income tax expense	15	18
Interest expense	85	90
Interest and investment loss	4	18
Other income	(1)	(1)
Operating loss	(368)	(178)
Depreciation and amortization	95	122
Gain on sales of assets	(61)	(107)
Before excluded items	(334)	(163)

Closed store reserve and severance	87	39
Pension expense	72	57
Other(1)	8	(74)
Amortization of deferred Seritage gain	(22)	—
Impairment charges	8	—
Adjusted EBITDA	$(181)	$(141)

Seritage/JV rent	54	—
Adjusted EBITDA excluding Seritage/JV rent	$(127)	$(141)
(1) The 13 weeks ended April 30, 2016 consisted of expenses associated with legal matters, while the 13 weeks ended May 2, 2015 consisted of one-time credits from vendors, expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2016 and May 2, 2015

Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	April 30, 2016			May 2, 2015
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Operating loss per statement of operations	$(116)	$(252)	$(368)	$(107)	$(71)	$(178)
Depreciation and amortization	19	76	95	20	102	122
Gain on sales of assets	(46)	(15)	(61)	(18)	(89)	(107)
Before excluded items	(143)	(191)	(334)	(105)	(58)	(163)

Closed store reserve and severance	73	14	87	36	3	39
Pension expense	—	72	72	—	57	57
Other(1)	8	—	8	8	(82)	(74)
Amortization of deferred Seritage gain	(4)	(18)	(22)	—	—	—
Impairment charges	3	5	8	—	—	—
Adjusted EBITDA	$(63)	$(118)	$(181)	$(61)	$(80)	$(141)
% to revenues	(2.9)%	(3.6)%	(3.4)%	(2.6)%	(2.3)%	(2.4)%
(1) The 13 weeks ended April 30, 2016 consisted of expenses associated with legal matters, while the 13 weeks ended May 2, 2015 consisted of one-time credits from vendors, expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.
The following tables set forth results of operations on a GAAP and "As Adjusted" basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the 13 week periods ended April 30, 2016 and May 2, 2015.

	13 Weeks Ended April 30, 2016
		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$1,177	$—	$60	$—	$—	$(22)	$—	$—	$1,215
Selling and administrative impact	1,503	(72)	(27)	—	—	—	(8)	—	1,396
Depreciation and amortization impact	95	—	(4)	—	—	—	—	—	91
Impairment charges impact	8	—	(8)	—	—	—	—	—	—
Gain on sales of assets impact	(61)	—	—	26	—	—	—	—	(35)
Operating loss impact	(368)	72	99	(26)	—	(22)	8	—	(237)
Interest and investment loss impact	(4)	—	—	—	6	—	—	—	2
Income tax expense impact	(15)	(27)	(37)	10	(2)	8	(3)	186	120
After tax and noncontrolling interests impact	(471)	45	62	(16)	4	(14)	5	186	(199)
Diluted loss per share impact	$(4.41)	$0.42	$0.58	$(0.15)	$0.04	$(0.13)	$0.05	$1.74	$(1.86)
(1) Consists of expenses associated with legal matters.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2016 and May 2, 2015

	13 Weeks Ended May 2, 2015
.		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve and Severance	Gain on Sales of Assets	Mark-to-Market Adjustments	Other(1)	Tax Matters	As Adjusted(2)
Gross margin impact	$1,518	$—	$6	$—	$—	$(93)	$—	$1,431
Selling and administrative impact	1,681	(57)	(33)	—	—	(19)	—	1,572
Gain on sales of assets impact	(107)	—	—	96	—	—	—	(11)
Operating loss impact	(178)	57	39	(96)	—	(74)	—	(252)
Interest and investment loss impact	(18)	—	—	—	19	—	—	1
Income tax expense impact	(18)	(21)	(15)	36	(7)	28	124	127
After tax and noncontrolling interests impact	(303)	36	24	(60)	12	(46)	124	(213)
Diluted loss per share impact	$(2.85)	$0.34	$0.23	$(0.56)	$0.11	$(0.43)	$1.16	$(2.00)
(1) Consists of one-time credits from vendors, expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.
Adjusted EBITDA is computed as net loss attributable to Sears Holdings Corporation appearing on the Condensed Statements of Operations excluding income tax expense, interest expense, interest and investment loss, other income, depreciation and amortization and gain on sales of assets. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
While Adjusted EBITDA and Adjusted EBITDA excluding Seritage/JV rent are non-GAAP measurements, management believes that they are important indicators of ongoing operating performance, and useful to investors, because:

•	EBITDA excludes the effects of financings and investing activities by eliminating the effects of interest and depreciation costs;

•	Management considers gains/losses on the sale of assets to result from investing decisions rather than ongoing operations; and

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

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2016 and May 2, 2015

These other significant items included in Adjusted EBITDA, Adjusted EBITDA excluding Seritage/JV rent and Adjusted EPS are further explained as follows:

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

The components of the adjustments to EBITDA related to domestic pension expense were as follows:

	13 Weeks Ended
millions	April 30, 2016	May 2, 2015
Components of net periodic expense:
Interest cost	$57	$52
Expected return on plan assets	(50)	(62)
Recognized net loss and other	65	67
Net periodic expense	$72	$57
In accordance with GAAP, we recognize on the balance sheet actuarial gains and losses for defined benefit pension plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. For income statement purposes, these actuarial gains and losses are recognized throughout the year through an amortization process. The Company recognizes in its results of operations, as a corridor adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Accumulated gains/losses that are inside the 10% corridor are not recognized, while accumulated actuarial gains/losses that are outside the 10% corridor are amortized over the "average future service" of the population and are included in the recognized net loss and other line item above.
Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions. Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business and that do not have an immediate, corresponding impact on the benefits provided to eligible retirees. For further information on the actuarial assumptions and plan assets referenced above, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies and Estimates - Defined Benefit Pension Plans, and Note 7 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

•
Closed store reserve and severance – We are transforming our Company to a less asset-intensive business model. Throughout this transformation, we continue to make choices related to our stores, which could result in sales, closures, lease terminations or a variety of other decisions.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2016 and May 2, 2015

•
Impairment charges – Accounting standards require the Company to evaluate the carrying value of fixed assets, goodwill and intangible assets for impairment. As a result of the Company's analysis, we have recorded impairment charges related to certain fixed asset and indefinite-lived intangible asset balances.

•
Gains on sales of assets – We have recorded significant gains on sales of assets, as well as gains on sales of joint venture interests, which were primarily attributable to several real estate transactions, including gains recognized due to recaptures by Seritage. Management considers these gains on sale of assets to result from investing decisions rather than ongoing operations.

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

•
Amortization of deferred Seritage gain – A portion of the gain on the Seritage transaction was deferred and will be recognized in proportion to the related rent expense, which is a component of cost of sales, buying and occupancy on the Condensed Consolidated Statement of Operations, over the lease term. Management considers the amortization of the deferred Seritage gain to result from investing decisions rather than ongoing operations.

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

13-week period ended April 30, 2016 compared to the 13-week period ended May 2, 2015
Revenues and Comparable Store Sales
Revenues decreased $488 million to $5.4 billion for the 13-week period ended April 30, 2016, as compared to revenues of $5.9 billion for the 13-week period ended May 2, 2015. The decrease in revenue was primarily driven by a 6.1% decline in comparable store sales during the quarter, which accounted for $268 million of the revenue decline, and by having fewer Kmart and Sears Full-line stores in operation, which accounted for $149 million of the decline.
Kmart comparable store sales declined 5.0% primarily driven by declines in the consumer electronics, grocery & household, pharmacy, drugstore and home categories. Sears Domestic comparable store sales decreased 7.1%, primarily driven by decreases in home appliances, apparel, consumer electronics, footwear and Sears Auto Centers.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2016 and May 2, 2015

Gross Margin
Gross margin decreased $341 million to $1.2 billion for the first quarter of 2016, as compared to the prior year first quarter due to the above noted decline in sales, as well as a decline in gross margin rate. The decline in margin rate is primarily attributed to a decrease in overall product margin, as well as a decrease in occupancy leverage. Gross margin for the first quarter of 2016 included a credit of $22 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, as well as charges of $60 million related to store closures. The first quarter of 2015 included one-time vendor credits of $93 million, as well as charges of $6 million related to store closures.
Kmart's gross margin rate for the first quarter declined 310 basis points compared to the prior year first quarter, while Sears Domestic's gross margin rate decreased 470 basis points for the quarter. Excluding the impact of significant items recorded in gross margin during the quarter, Kmart's gross margin rate would have declined 110 basis points with the most notable decreases experienced in the grocery & household, drugstore, footwear, home and pharmacy categories, while Sears Domestic's gross margin rate would have declined 230 basis points driven by declines experienced in the apparel and home appliances categories. The decline in margin rate experienced in both Kmart and Sears Domestic is primarily attributable to increased markdowns, including an increase in Shop Your Way® expense.
In addition, as a result of the Seritage and JV transactions, the first quarter of 2016 included additional rent expense and assigned sub-tenant rental income of approximately $54 million.
Selling and Administrative Expenses
Selling and administrative expenses decreased $178 million in the first quarter of 2016 compared to the prior year. The first quarter of 2016 included significant items related to our pension plan, store closings and severance and legal matters which aggregated to expense of $107 million, while the first quarter of 2015 included items related to our pension plan, store closings and severance, transaction costs associated with strategic initiatives and other expenses which aggregated to expense of $109 million. Excluding these items, selling and administrative expenses declined $176 million from the prior year quarter primarily due to a decrease in payroll expense. In addition, advertising expense also declined as we shift away from traditional advertising to use of Shop Your Way® points expense, which is included within gross margin.
Our selling and administrative expenses as a percentage of total revenues ("selling and administrative expense rate") was 27.9% for the first quarter of 2016, compared to 28.6% in the prior year, and decreased due to the decrease in expenses noted above, partially offset by the decline in revenues.
Depreciation and Amortization
Depreciation and amortization expense decreased by $27 million in the first quarter of 2016 to $95 million, primarily due to having fewer assets to depreciate.
Impairment Charges
We recorded impairment charges of $8 million during the first quarter of 2016 related to the impairment of long-lived assets. No impairment charges were recorded in the first quarter of 2015. Impairment charges recorded are described further in Note 3 of Notes to Condensed Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets for the quarter of $61 million in 2016 and $107 million in 2015. The gains recorded in the first quarter of 2016 included a gain of $26 million related to three stores that closed pursuant to recapture notices from Seritage, of which $13 million related to the gain that had previously been deferred as we no longer have continuing involvement, and $13 million related to lease termination proceeds. The gains recorded during the first quarter of 2015 included gains of $86 million recognized on the sale of two Sears Full-line stores for which we received $96 million of cash proceeds, and $10 million recognized on the surrender and early termination of one Kmart store lease.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2016 and May 2, 2015

Operating Loss
The Company reported an operating loss of $368 million and $178 million in the first quarter of 2016 and 2015, respectively. Operating loss for the first quarter of 2016 and 2015 included significant items noted above which aggregated to operating expense of $131 million and operating income of $74 million, respectively. Excluding these items, we would have reported an operating loss of $237 million and $252 million for the first quarter of 2016 and 2015, respectively. The decrease in adjusted operating loss in 2016 was primarily due to the decline in selling and administrative and depreciation and amortization expenses, partially offset by the decline in gross margin dollars.
Interest and Investment Loss
We recorded an interest and investment loss of $4 million during the first quarter of 2016 compared to $18 million during the first quarter of 2015. The first quarter of 2016 and 2015 included a loss of $6 million and $19 million, respectively, related to our equity investment in Sears Canada.
Income Taxes
Our effective tax rate for the first quarter of 2016 was an expense rate of 3.3% compared to an expense rate of 6.3% in the prior year quarter. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2016 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. The first quarters of 2016 and 2015 were negatively impacted by foreign branch taxes and state income taxes. In addition, 2015 was negatively impacted by deferred taxes related to indefinite-life assets related to the joint venture agreements.
SEGMENT OPERATIONS
The following discussion of our business segment results is organized into two reportable segments: Kmart and Sears Domestic.
Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	April 30, 2016	May 2, 2015
Merchandise sales and services	$2,139	$2,356

Cost of sales, buying and occupancy	1,735	1,838
Gross margin dollars	404	518
Gross margin rate	18.9%	22.0%

Selling and administrative	544	623
Selling and administrative expense as a percentage of total revenues	25.4%	26.4%
Depreciation and amortization	19	20
Impairment charges	3	—
Gain on sales of assets	(46)	(18)
Total costs and expenses	2,255	2,463
Operating loss	$(116)	$(107)
Adjusted EBITDA	$(63)	$(61)
Number of stores	896	973

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2016 and May 2, 2015

13-week period ended April 30, 2016 compared to the 13-week period ended May 2, 2015
Revenues and Comparable Store Sales
For the quarter, Kmart's revenues decreased by $217 million to $2.1 billion in 2016, primarily due to the decrease in comparable store sales of 5.0%, which accounted for approximately $111 million of the decline, as well as the effect of having fewer stores in operation, which accounted for approximately $100 million of the decline.
Comparable store sales declined primarily due to declines in the consumer electronics, grocery & household, pharmacy, drugstore and home categories.
Gross Margin
For the quarter, Kmart generated gross margin dollars of $404 million in 2016 compared to $518 million in 2015. The decrease in Kmart's gross margin dollars is due to a decrease in revenues, as well as a decrease in gross margin rate. Gross margin for the first quarter of 2016 included a credit of $4 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction. Gross margin for the first quarter also included charges of $51 million and $5 million in 2016 and 2015, respectively, related to store closures.
Kmart's gross margin rate for the quarter declined 310 basis points to 18.9% in 2016 from 22.0% in 2015. Excluding the impact of significant items recorded in gross margin during the quarter, Kmart's gross margin rate would have declined 110 basis points, with the most notable decreases experienced in the grocery & household, drugstore, footwear, home and pharmacy categories driven by increased markdowns, including an increase in Shop Your Way® expense.
In addition, as a result of the Seritage and JV transactions, the first quarter of 2016 included additional rent expense and assigned sub-tenant rental income of approximately $11 million.
Selling and Administrative Expenses
For the quarter, Kmart's selling and administrative expenses decreased $79 million in 2016 as compared to the first quarter in 2015. Selling and administrative expenses for the first quarter of 2016 and 2015 were impacted by significant items related to store closings and severance, as well as legal matters, which aggregated to expense of $30 million and $39 million, respectively. Excluding these items, selling and administrative expenses decreased $70 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate for the quarter was 25.4% in 2016 and 26.4% in 2015 and decreased primarily as a result of the decreased expenses noted above, partially offset by the decline in revenues.
Gain on Sales of Assets
Kmart recorded a total gain on sales of assets for the quarter of $46 million and $18 million in 2016 and 2015, respectively. The gains recorded during the first quarter of 2016 included a gain of $22 million related to two stores that closed pursuant to recapture notices from Seritage, of which $10 million related to the gain that had previously been deferred as we no longer have continuing involvement, and $12 million related to lease termination proceeds. The gains recorded during the first quarter of 2015 included gains of $10 million recognized on the surrender and early termination of one Kmart store lease.
Operating Loss
For the quarter, Kmart recorded an operating loss of $116 million and $107 million in 2016 and 2015, respectively. Operating loss for the first quarter of 2016 and 2015 included significant items noted above which aggregated to operating expense of $62 million and $34 million, respectively. Excluding these items, Kmart would have reported an operating loss of $54 million and $73 million for the first quarter of 2016 and 2015, respectively. The decrease in Kmart's operating loss was primarily driven by the decrease in selling and administrative expenses, partially offset by the decline in gross margin dollars.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2016 and May 2, 2015

Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	April 30, 2016	May 2, 2015
Merchandise sales and services	$3,255	$3,526

Cost of sales, buying and occupancy	2,482	2,526
Gross margin dollars	773	1,000
Gross margin rate	23.7%	28.4%

Selling and administrative	959	1,058
Selling and administrative expense as a percentage of total revenues	29.5%	30.0%
Depreciation and amortization	76	102
Impairment charges	5	—
Gain on sales of assets	(15)	(89)
Total costs and expenses	3,507	3,597
Operating loss	$(252)	$(71)
Adjusted EBITDA	$(118)	$(80)
Number of:
Full-line stores	700	715
Specialty stores	26	28
Total Sears Domestic Stores	726	743
13-week period ended April 30, 2016 compared to the 13-week period ended May 2, 2015
Revenues and Comparable Store Sales
For the quarter, Sears Domestic's revenues decreased by $271 million to $3.3 billion. The decline in revenue was primarily driven by a decrease in comparable store sales of 7.1%, which accounted for $157 million of the decline, and the effect of having fewer Full-line stores in operation, which accounted for $49 million of the decline.
Comparable store sales for the quarter declined primarily due to decreases in home appliances, apparel, consumer electronics, footwear and Sears Auto Centers.
Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $773 million in 2016, compared to $1.0 billion in 2015. Gross margin for the first quarter of 2016 included a credit of $18 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, while the first quarter of 2015 included one-time vendor credits of $93 million. Gross margin for the first quarter also included charges of $9 million and $1 million in 2016 and 2015, respectively, related to store closures.
Sears Domestic's gross margin rate for the quarter declined 470 basis points to 23.7% in 2016 from 28.4% in 2015. Excluding the impact of significant items recorded in gross margin during the quarter, Sears Domestic's gross margin rate would have declined 230 basis points, primarily due to declines experienced in the apparel and home appliances categories which were driven by increased markdowns, including an increase in Shop Your Way® expense.
In addition, as a result of the Seritage and JV transactions, the first quarter of 2016 included additional rent expense and assigned sub-tenant rental income of approximately $43 million.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2016 and May 2, 2015

Selling and Administrative Expenses
For the quarter, Sears Domestic's selling and administrative expenses decreased $99 million in 2016 as compared to the prior year. Selling and administrative expenses for the first quarter of 2016 and 2015 were impacted by significant items related to store closures and severance and transactions costs associated with strategic initiatives, which aggregated to expense of $77 million and $70 million, respectively. Excluding these items, selling and administrative expenses decreased $106 million primarily due to a decrease in payroll expense.
Sears Domestic's selling and administrative expense rate for the quarter was 29.5% in 2016 and 30.0% in 2015 and decreased as a result of the decline in expenses noted above, partially offset by the decline in sales.
Depreciation and Amortization
Depreciation and amortization expense decreased by $26 million in the first quarter of 2016 to $76 million, primarily due to having fewer assets to depreciate.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the quarter of $15 million and $89 million in 2016 and 2015, respectively. The gains recorded during the first quarter of 2016 included a gain of $4 million related to one store that closed pursuant to recapture notices from Seritage, of which $3 million related to the gain that had previously been deferred as we no longer have continuing involvement, and $1 million related to lease termination proceeds. The gains recorded during the first quarter of 2015 included gains of $86 million recognized on the sale of two Sears Full-line stores for which we received $96 million of cash proceeds.
Operating Loss
For the quarter, Sears Domestic reported an operating loss of $252 million and $71 million in 2016 and 2015, respectively. Sears Domestic's operating loss for the first quarter of 2016 and 2015 included significant items which aggregated to operating expense of $69 million and operating income of $108 million, respectively. Excluding these items, we would have reported an operating loss of $183 million and $179 million for the first quarter of 2016 and 2015, respectively. The slight increase in operating loss in 2016 was driven by the above noted decline in margin, partially offset by decreases in selling and administrative and depreciation and amortization expenses.
ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of April 30, 2016, May 2, 2015 and January 30, 2016 are detailed in the following table.

millions	April 30, 2016	May 2, 2015	January 30, 2016
Cash and equivalents	$167	$164	$141
Cash posted as collateral	3	2	2
Credit card deposits in transit	116	120	95
Total cash balances	$286	$286	$238
We had total cash balances of $286 million at April 30, 2016, compared to $286 million at May 2, 2015 and $238 million at January 30, 2016. During the first quarter of 2016, the Company received net proceeds of approximately $722 million from the new senior secured term loan (the "2016 Term Loan"), as well as net proceeds of approximately $485 million from the secured loan facility (the "Secured Loan Facility). These proceeds were primarily used to reduce outstanding borrowings under the Company's asset-based revolving credit facility and for general corporate purposes.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2016 and May 2, 2015

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
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $50 million, $67 million and $59 million as of April 30, 2016, May 2, 2015 and January 30, 2016, respectively.
Operating Activities
During the first quarter of 2016, we used net cash in operating activities of $722 million compared to $535 million in the first quarter of 2015. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used more cash in operations in the first quarter of 2016 compared to the prior year first quarter primarily due to an increase in operating loss.
Merchandise inventories were $5.0 billion and $5.1 billion at April 30, 2016 and May 2, 2015, respectively, while merchandise payables were $1.3 billion and $1.7 billion at April 30, 2016 and May 2, 2015.
Investing Activities
During the first quarter of 2016, we used net cash flows in investing activities of $2 million, which consisted of cash proceeds from the sale of properties and investments of $38 million, offset by cash used for capital expenditures of $40 million. During the first quarter of 2015, we generated net cash flows from investing activities of $64 million, which consisted of cash proceeds from the sale of properties and investments of $108 million, partially offset by cash used for capital expenditures of $44 million.
Financing Activities
For the first quarters of 2016, we generated net cash flows from financing activities of $772 million, which consisted of net proceeds from the 2016 Term Loan of $722 million, as well as net cash proceeds from the Secured Loan Facility of $485 million, which were partially offset by a decrease in short-term borrowings of $417 million and debt repayments of $18 million. During the first quarter of 2015, we generated net cash flows from financing activities of $507 million, which consisted of net cash proceeds of $426 million from the JV transactions received during the first quarter of 2015 and an increase in short-term borrowings of $299 million, partially offset by debt repayments of $218 million, of which $200 million was the repayment of a portion of the secured short-term loan.
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

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2016 and May 2, 2015

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
During the first quarter of 2016, the Company closed the $750 million Senior Secured Term Loan (the "2016 Term Loan") maturing in July 2020, as discussed in Note 2, and received approximately $722 million in net proceeds. Additionally, the Company entered into a $500 million committed secured loan facility (the "Secured Loan Facility") maturing in July 2017, as discussed in Note 2, and received net proceeds of approximately $485 million. The funds received from these actions were used to reduce outstanding borrowings under its asset-based revolving credit facility and for general corporate purposes. The 2016 Term Loan, together with the Secured Loan Facility, provides the Company with additional financial flexibility as we execute on our transformation to a more asset-light integrated retailer leveraging our membership based Shop Your Way® program.
As discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, we are taking further actions to accelerate our transformation, which is focused on our Shop Your Way® membership program and our Integrated Retail offerings. As we leverage Shop Your Way® and Integrated Retail, we expect to continue to right-size, redeploy and highlight the value of our assets, including our substantial real estate portfolio, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company. We intend to continue to evaluate and optimize our cost structure, including optimizing store-level marketing expenditures and overall staffing levels, and we will be taking action to reduce our fixed costs, and to improve our inventory management and gross margin realization. As previously announced, we are taking actions to reduce our costs in 2016 by between $550 million and $650 million, depending on the overall volume of sales. As we progress in our transformation, we are primarily focusing on profitability instead of revenues, market share and other metrics each of which relate to, but do not necessarily drive, profit. This approach may negatively impact our sales, however, it is aimed at returning the Company to profitability.
In addition to the previously described actions taken to date in 2016, we expect to pursue other near-term actions to improve liquidity. These additional actions include expense reductions as well as asset sales of at least $300 million during the first half of fiscal year 2016. The specific assets involved, the timing and the overall amount will depend on a variety of factors, including market conditions, interest in specific assets, valuations of those assets and our underlying operating performance. In addition, our Amended Domestic Credit Agreement discussed in Note 2 provides us flexibility of up to $500 million of additional borrowing capacity under a FILO (first in, last out) tranche feature and up to $2.0 billion of second lien capacity (of which $304 million is currently utilized/outstanding), all depending on the applicable and available borrowing base as defined in our Amended Domestic Credit Agreement, as well as our ability to secure commitments from lenders.
We believe that our liquidity needs will be satisfied by the actions discussed through the foreseeable future; however, we cannot predict the outcome of the actions to generate liquidity, or whether such actions would generate the expected liquidity as currently planned. If we continue to experience operating losses, and we are not able to generate enough funds from some combination of actions, the availability under our Domestic Credit Facility might be fully utilized and we would need to secure additional sources of funds. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2016 and May 2, 2015

Our outstanding borrowings at April 30, 2016, May 2, 2015 and January 30, 2016 were as follows:

millions	April 30, 2016	May 2, 2015	January 30, 2016
Short-term borrowings:
Unsecured commercial paper	$136	$104	$—
Secured short-term loan	—	200	—
Secured borrowings	244	410	797
Long-term debt, including current portion:
Notes and debentures outstanding	3,198	2,898	1,984
Capitalized lease obligations	180	255	195
Total borrowings	$3,758	$3,867	$2,976
We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets and secured short-term debt.

	13 Weeks Ended
millions	April 30, 2016	May 2, 2015
Secured borrowings:
Maximum daily amount outstanding during the period	$1,150	$782
Average amount outstanding during the period	815	539
Amount outstanding at period-end	244	410
Weighted average interest rate	4.3%	3.0%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$184	$104
Average amount outstanding during the period	67	5
Amount outstanding at period-end	136	104
Weighted average interest rate	7.8%	5.3%

Secured short-term loan:
Maximum daily amount outstanding during the period	$—	$400
Average amount outstanding during the period	—	269
Amount outstanding at period-end	—	200
Weighted average interest rate	—%	5.0%
Information about our Domestic Credit Agreement, Term Loan, Secured Loan Facility, Secured Short-term Loan, 2016 Term Loan, Senior Secured Notes, Senior Unsecured Notes, Unsecured Commercial Paper, and Wholly-owned Insurance Subsidiary and Intercompany Securities is included in Note 2 of Notes to Condensed Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2016 and May 2, 2015

Intangible Asset Impairment Assessment
We continue to monitor our performance and do not believe an event has occurred that would result in an indefinite-lived intangible asset impairment at quarter end. However, further indefinite-lived intangible impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry, deterioration in our performance or our future projections, if actual results are not consistent with our estimates and assumptions used in the 2015 year-end impairment analysis, or changes in our plans for one or more indefinite-lived intangible assets. The intangible asset impairment analysis is particularly sensitive to changes in the projected revenue growth rate and the assumed weighted-average cost of capital. We will continue to monitor for such changes in facts or circumstances, which may be indicators of potential impairment triggers, and may result in impairment charges in the future, which could be material to our results of operations.
Domestic Pension Plan Funding
In our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, we disclosed that we expected our contributions to our domestic pension plans to be approximately $318 million in 2016 and $416 million in 2017. The ultimate amount of pension contributions and timing could be affected by changes in the applicable regulations, or other regulatory actions, as well as financial market and investment performance.
Recent Accounting Pronouncements
See Part I, Item 1, "Financial Statements – Notes to Condensed Consolidated Financial Statements," Note 10 – "Recent Accounting Pronouncements," for information regarding new accounting pronouncements.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2016 and May 2, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q and in other public announcements by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our future financial performance and liquidity, business strategy, plans, goals and objectives. Statements preceded or followed by, or that otherwise include, the words "believes," "expects," "anticipates," "intends," "estimates," "plans," "forecast," "is likely to" and similar expressions or future or conditional verbs such as "will," "may" and "could" are generally forward-looking in nature and not historical facts. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties, many of which are beyond the Company's control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Actual results may differ materially from those set forth in the forward-looking statements.
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to successfully implement our integrated retail strategy to transform our business; our ability to successfully manage our inventory levels; initiatives to improve our liquidity through inventory management and other actions; vendors' lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; possible limits on our access to our domestic credit facility, which is subject to a borrowing base limitation and a springing fixed charge coverage ratio covenant, capital markets and other financing sources, including additional second lien financings, with respect to which we do not have commitments from lenders; our ability to successfully achieve our plans to generate liquidity through potential transactions or otherwise; our ability to achieve cost savings initiatives; potential liabilities in connection with the separation of Lands' End and disposition of a portion of our ownership interest in Sears Canada; payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations, the impact of seasonal buying patterns, including seasonal fluctuations in weather conditions, which are difficult to forecast with certainty; fluctuations in our sales due to changes in customers' spending patterns and prevailing economic conditions; our dependence on sources outside the United States for significant amounts of our merchandise; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business and the transfer of significant internal historical knowledge to such parties; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; the substantial influence exerted over the Company by affiliates of our Chairmen and Chief Executive Officer, whose interests may diverge from other stockholders' interests; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including shareholder litigation, product liability, patent infringement and qui tam claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing, amount and other risks related to required pension plan funding.
Certain of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and in our other filings with the Securities and Exchange Commission, which may be accessed through the Commission's website at www.sec.gov.
While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available, except as required by law.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 30, 2016 and May 2, 2015

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations.
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At April 30, 2016, 56% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at April 30, 2016, which totaled approximately $2.1 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $21 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the first quarter of 2016. During the 13-week period ended April 30, 2016, we did not repurchase any shares of our common stock under our common share repurchase program. At April 30, 2016, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 31, 2016 to February 27, 2016	—	$—	—	$—
February 28, 2016 to April 2, 2016	617	18.09	—	—
April 3, 2016 to April 30, 2016	—	—	—	—
Total	617	$18.09	—	$—	$503,907,832

(1)	Consists entirely of 617 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.

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

†10.1
Pension Plan Protection and Forbearance Agreement, dated as of March 18, 2016, by and between Sears Holdings Corporation, certain of its subsidiaries and Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 18, 2016, filed on March 24, 2016 (File No. 001-36693)).

10.2
Loan Agreement, dated April 8, 2016, by and among JPP, LLC, JPP II, LLC, Cascade Investment, L.L.C., Sears, Roebuck and Co., Sears Development Co., Innovel Solutions, Inc., Big Beaver of Florida Development, LLC and Kmart Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 8, 2016, filed on April 12, 2016 (File No. 001-36693)).

10.3
First Amendment to Third Amended and Restated Credit Agreement, dated April 8, 2016, by and among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated April 8, 2016, filed on April 12, 2016 (File No. 001-36693)).

10.4
Confirmation, Ratification and Amendment of Ancillary Loan Documents, dated April 8, 2016, by and among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, certain of their respective subsidiaries and Bank of America, N.A., as administrative agent for its own benefit and the benefit of the other Credit Parties (as defined in the amendment to the Credit Agreement) (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated April 8, 2016, filed on April 12, 2016 (File No. 001-36693)).

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

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 weeks ended April 30, 2016 and May 2, 2015; (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the 13 weeks ended April 30, 2016 and May 2, 2015; (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of April 30, 2016, May 2, 2015 and January 30, 2016; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 weeks ended April 30, 2016 and May 2, 2015; (v) the Condensed Consolidated Statements of Equity (Deficit) (Unaudited) for the 13 weeks ended April 30, 2016 and May 2, 2015; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

__________________

*	Filed herewith.

†	Confidential treatment was granted as to omitted portions of this Exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.

E-1