Form 10-Q
period 2016-07-30
SEARS HOLDINGS CORP
filed 2016-08-25
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217, 001-36693
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer  ☒  Accelerated filer    ☐   Non-accelerated filer (Do not check if a smaller reporting company)   ☐   Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐            No    ☒
As of August 19, 2016, the registrant had 106,922,970 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
REVENUES
Merchandise sales and services(1)(2)	$5,663	$6,211	$11,057	$12,093
COSTS AND EXPENSES
Cost of sales, buying and occupancy(1)(3)	4,403	4,776	8,620	9,140
Selling and administrative	1,484	1,694	2,987	3,375
Depreciation and amortization	92	114	187	236
Impairment charges	7	54	15	54
Gain on sales of assets	(54)	(526)	(115)	(633)
Total costs and expenses	5,932	6,112	11,694	12,172
Operating income (loss)	(269)	99	(637)	(79)
Interest expense	(99)	(85)	(184)	(175)
Interest and investment loss	(13)	(26)	(17)	(44)
Other loss	(1)	(1)	—	—
Loss before income taxes	(382)	(13)	(838)	(298)
Income tax (expense) benefit	(13)	221	(28)	203
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(395)	$208	$(866)	$(95)
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic earnings (loss) per share	$(3.70)	$1.95	$(8.11)	$(0.89)
Diluted earnings (loss) per share	$(3.70)	$1.84	$(8.11)	$(0.89)
Basic weighted average common shares outstanding	106.9	106.5	106.8	106.5
Diluted weighted average common shares outstanding	106.9	113.3	106.8	106.5

(1)
Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $283 million and $350 million for the 13 weeks ended July 30, 2016 and August 1, 2015, respectively, and $576 million and $685 million for the 26 weeks ended July 30, 2016 and August 1, 2015, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

(2) Includes revenue from Lands' End, Inc. ("Lands' End") for retail services and rent for Lands' End Shops at owned Sears locations, participation in the Shop Your Way® program and corporate shared services of $12 million and $16 million for the 13 weeks ended July 30, 2016 and August 1, 2015, respectively, and $23 million and $31 million for the 26 weeks ended July 30, 2016 and August 1, 2015, respectively.
(3) Includes rent expense (consisting of straight-line rent expense offset by amortization of a deferred gain on sale-leaseback) of $21 million and $5 million for the 13 weeks ended July 30, 2016 and August 1, 2015, respectively, and $42 million and $5 million for the 26 weeks ended July 30, 2016 and August 1, 2015, respectively. Includes installment expenses of $17 million and $5 million for the 13 weeks ended July 30, 2016 and August 1, 2015, respectively, and $34 million and $5 million for the 26 weeks ended July 30, 2016 and August 1, 2015, respectively, pursuant to the master lease with Seritage Growth Properties ("Seritage").

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
 (Unaudited)

	13 Weeks Ended		26 Weeks Ended
millions	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net income (loss)	$(395)	$208	$(866)	$(95)
Other comprehensive income
Pension and postretirement adjustments, net of tax	64	66	128	131
Total other comprehensive income	64	66	128	131
Comprehensive income (loss) attributable to Holdings' shareholders	$(331)	$274	$(738)	$36

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

millions	July 30, 2016	August 1, 2015	January 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$276	$1,819	$238
Accounts receivable(1)	390	460	419
Merchandise inventories	4,684	5,028	5,172
Prepaid expenses and other current assets(2)	275	270	216
Total current assets	5,625	7,577	6,045
Property and equipment (net of accumulated depreciation and amortization of $3,032, $3,097 and $2,960)	2,465	2,732	2,631
Goodwill	269	269	269
Trade names and other intangible assets	1,906	2,091	1,909
Other assets	349	498	483
TOTAL ASSETS	$10,614	$13,167	$11,337
LIABILITIES
Current liabilities
Short-term borrowings(3)	$164	$6	$797
Current portion of long-term debt and capitalized lease obligations(4)	550	70	71
Merchandise payables	1,345	1,704	1,574
Other current liabilities(5)	1,802	2,068	1,925
Unearned revenues	775	802	787
Other taxes	317	363	284
Total current liabilities	4,953	5,013	5,438
Long-term debt and capitalized lease obligations(6)	2,837	3,049	2,108
Pension and postretirement benefits	2,072	2,258	2,206
Deferred gain on sale-leaseback	686	798	753
Sale-leaseback financing obligation	164	164	164
Other long-term liabilities	1,703	1,830	1,731
Long-term deferred tax liabilities	892	961	893
Total Liabilities	13,307	14,073	13,293
Commitments and contingencies
DEFICIT
Total Deficit	(2,693)	(906)	(1,956)
TOTAL LIABILITIES AND DEFICIT	$10,614	$13,167	$11,337

(1)
Includes $35 million, $95 million and $51 million at July 30, 2016, August 1, 2015 and January 30, 2016, respectively, of net amounts receivable from SHO, and a net amount receivable from Lands' End of $4 million at August 1, 2015. Also, includes $9 million and $7 million of net amounts receivable from Seritage at July 30, 2016 and January 30, 2016, respectively.

(2) Includes $9 million prepaid rent to Seritage at both July 30, 2016 and January 30, 2016, and $11 million at August 1, 2015.
(3) Includes $100 million held by ESL Investments, Inc. and its affiliates ("ESL") of unsecured commercial paper at July 30, 2016.
(4) Includes balances held by related parties of $216 million at July 30, 2016 related to our Secured Loan Facility.
(5) Includes $1 million of net amounts payable to Lands' End at January 30, 2016.

(6)
Includes balances held by related parties of $874 million, $1.04 billion and $603 million at July 30, 2016, August 1, 2015 and January 30, 2016, respectively, related to our Senior Secured Notes, Subsidiary Notes, Senior Unsecured Notes, and 2016 Term Loan. See Note 11 for further information.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	26 Weeks Ended
millions	July 30, 2016	August 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(866)	$(95)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax valuation allowance	(37)	(500)
Depreciation and amortization	187	236
Impairment charges	15	54
Gain on sales of assets	(115)	(633)
Pension and postretirement plan contributions	(148)	(129)
Mark-to-market adjustments of financial instruments	13	54
Amortization of deferred gain on sale-leaseback	(44)	(7)
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	36	258
Merchandise inventories	488	(85)
Merchandise payables	(229)	83
Income and other taxes	49	(13)
Other operating assets	(8)	(24)
Other operating liabilities	19	(31)
Net cash used in operating activities	(640)	(832)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments(1)	214	2,678
Purchases of property and equipment	(75)	(86)
Net cash provided by investing activities	139	2,592

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances(2)	1,228	—
Repayments of debt(3)	(35)	(443)
Decrease in short-term borrowings, primarily 90 days or less	(633)	(209)
Proceeds from sale-leaseback financing(1)	—	508
Debt issuance costs	(21)	(47)
Net cash provided by (used in) financing activities	539	(191)

NET INCREASE IN CASH AND CASH EQUIVALENTS	38	1,569
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	238	250
CASH AND CASH EQUIVALENTS, END OF PERIOD	$276	$1,819

Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$15	$30
Cash interest paid(4)	119	139
Unpaid liability to acquire equipment and software	15	24
(1) Holdings received cash proceeds of $2.7 billion ($2.6 billion, net of closing costs) from the Seritage transaction (including $745 million and $297 million, respectively, received from ESL and its affiliates, and Fairholme Capital Management, LLC and its affiliates ("Fairholme") and $429 million ($426 million, net of closing costs) from the JV transactions. Proceeds from the Seritage transaction are included in proceeds from sales of property and investments ($2.6 billion), and proceeds from sale-leaseback financing ($82 million) for the 26 weeks ended August 1, 2015. Proceeds from the JV transactions are included in proceeds from sale-leaseback financing ($426 million) for the 26 weeks ended August 1, 2015. See Note 3 for further information and defined terms.
(2) Proceeds in 2016 include $146 million (net of original issue discount) from JPP, LLC and JPP II, LLC, entities affiliated with ESL, and $100 million from the Company's domestic pension plan in connection with the 2016 Term Loan, and $250 million from entities affiliated with ESL and Fairholme in connection with the Secured Loan Facility.
(3) Repayments in 2015 include $400 million of a secured short-term loan with JPP II, LLC and JPP, LLC, entities affiliated with ESL.
(4) Cash interest paid includes $36 million and $43 million interest paid to related parties related to our unsecured commercial paper, Secured Loan Facility, Senior Secured Notes, Subsidiary Notes, Senior Unsecured Notes, and 2016 Term Loan during the 26 weeks ended July 30, 2016 and August 1, 2015, respectively. See Note 11 for further information.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Deficit
(Unaudited)

	Deficit Attributable to Holdings' Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 31, 2015	107	$1	$(5,949)	$9,189	$(2,162)	$(2,030)	$6	$(945)
Comprehensive income
Net loss	—	—	—	—	(95)	—	—	(95)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	131	—	131
Total Comprehensive Income								36
Stock awards	—	—	8	(7)	—	—	—	1
Associate stock purchase	—	—	2	—	—	—	—	2
Balance at August 1, 2015	107	$1	$(5,939)	$9,182	$(2,257)	$(1,899)	$6	$(906)
Balance at January 30, 2016	107	$1	$(5,928)	$9,173	$(3,291)	$(1,918)	$7	$(1,956)
Comprehensive loss
Net loss	—	—	—	—	(866)	—	—	(866)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	128	—	128
Total Comprehensive Loss								(738)
Stock awards	—	—	15	(16)	—	—	—	(1)
Associate stock purchase	—	—	4		—	—	—	4
Distribution to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Balance at July 30, 2016	107	$1	$(5,909)	$9,157	$(4,157)	$(1,790)	$5	$(2,693)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 1,592 full-line and specialty retail stores in the United States, operating through Kmart and Sears. We operate under two reportable segments: Kmart and Sears Domestic.
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
Depreciation Expense
Depreciation expense included within depreciation and amortization expense reported on the Condensed Consolidated Statements of Operations was $90 million and $113 million for the 13 week periods ended July 30, 2016 and August 1, 2015, respectively, and $184 million and $232 million for the 26 week periods ended July 30, 2016 and August 1, 2015, respectively.
Vendor Credits
During the 13- and 26- week periods ended August 1, 2015, the Company received $33 million and $126 million, respectively, related to one-time credits from vendors associated with prior supply arrangements, which have been reflected as a credit within cost of sales, buying and occupancy on the Condensed Consolidated Statement of Operations.
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
During the first half of 2016, the Company closed the $750 million Senior Secured Term Loan (the "2016 Term Loan") maturing in July 2020, as discussed in Note 2, and received approximately $722 million in net proceeds. The Company entered into a $500 million committed secured loan facility (the "Secured Loan Facility") maturing in July 2017, as also discussed in Note 2, and received net proceeds of approximately $485 million. Additionally, the Company generated over $200 million in cash proceeds from the sale of real estate and other asset sales. The funds received from these actions were used to reduce outstanding borrowings under the Company's asset-based revolving credit facility and for general corporate purposes. These actions provided the Company with additional financial flexibility as we execute on our transformation to a more asset-light integrated retailer leveraging our membership-based Shop Your Way® program.
As we progress in our transformation, we are primarily focusing on profitability instead of revenues, market share and other metrics, each of which relate to, but do not necessarily drive profit. This approach may negatively impact our sales. However, it is aimed at returning the Company to profitability. We continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses,

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

we reported a loss during the second quarter of 2016. In addition to the previously described actions taken to date in 2016, we expect to pursue other near-term actions to improve liquidity, position the Company for success and profitability with the goal of creating long-term value and funding our transformation. These additional actions may include expense reductions, additional debt financing, generating liquidity through our previously announced intention to explore alternatives for our Kenmore®, Craftsman® and DieHard® brands and our Sears Home Services business by evaluating potential partnerships or other transactions that could expand distribution of our brands and service offerings to realize significant growth, or other asset sales. Our Amended Domestic Credit Agreement discussed in Note 2 provides us flexibility of up to $500 million of "FILO" ("first in last out") capacity and up to $2.0 billion of second lien capacity (of which $304 million is currently utilized), all depending on the applicable and available borrowing base as defined in our Amended Domestic Credit Agreement, as well as our ability to secure commitments from lenders. Our ability to utilize these features of the Amended Domestic Credit Agreement is currently constrained by our available borrowing base; however, we also have flexibility to obtain longer-term secured or unsecured financing maturing outside of the credit facility maturity date which would not be subject to these limitations (see Note 2). In August 2016, we received an offer from ESL Investments, Inc. ("the ESL proposal") to provide $300 million of additional debt financing secured by a junior lien against our inventory, receivables and other working capital, which offer has been accepted. Under the ESL proposal, the Company may, in its discretion, offer to third party investors the right to participate in up to an additional $200 million of debt financing on the same terms and conditions. The financing is subject to customary conditions and is expected to close in the next 7 to 10 business days.
We believe that our liquidity needs will be satisfied by the actions discussed through the foreseeable future; however, we cannot predict the outcome of any actions to generate liquidity, whether such actions would generate the expected liquidity as currently planned, or the availability of additional debt financing. The specific actions taken or assets involved, the timing, and the overall amount will depend on a variety of factors, including market conditions, interest in specific assets, valuations of those assets and our underlying operating performance.
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
Sears Canada
At each of July 30, 2016, August 1, 2015 and January 30, 2016, the Company was the beneficial holder of approximately 12 million, or 12%, of the common shares of Sears Canada. Our equity method investment in Sears Canada was $32 million, $69 million and $52 million at July 30, 2016, August 1, 2015 and January 30, 2016, respectively, and is included within other assets on the Condensed Consolidated Balance Sheets. The fair value of our equity method investment in Sears Canada was determined based on quoted market prices for its common stock. Our equity method investment in Sears Canada is valued using Level 1 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 2—BORROWINGS
Total borrowings were as follows:

millions	July 30, 2016	August 1, 2015	January 30, 2016
Short-term borrowings:
Unsecured commercial paper	$101	$6	$—
Secured borrowings	63	—	797
Long-term debt, including current portion:
Notes and debentures outstanding	3,211	2,898	1,984
Capitalized lease obligations	176	221	195
Total borrowings	$3,551	$3,125	$2,976
The fair value of long-term debt, excluding capitalized lease obligations, was $3.2 billion at July 30, 2016, $2.9 billion at August 1, 2015 and $1.9 billion at January 30, 2016. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At July 30, 2016 and August 1, 2015, we had outstanding commercial paper borrowings of $101 million and $6 million, respectively, while at January 30, 2016, we had no commercial paper borrowings outstanding.
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
On February 25, 2015, we entered into an agreement effective February 28, 2015, to amend and extend the $400 million secured short-term loan. Under the terms of the amendment, we repaid $200 million of the $400 million on March 2, 2015 and the remaining $200 million on June 1, 2015, resulting in no balance outstanding at July 30, 2016, August 1, 2015 or January 30, 2016. During the 13- and 26- week periods ended August 1, 2015, the Short-Term Borrowers paid interest of $1 million and $6 million, respectively, to the Short-Term Lender.
Secured Loan Facility
On April 8, 2016, the Company, through Sears, Roebuck and Co., Sears Development Co., Innovel Solutions, Inc., Big Beaver of Florida Development, LLC and Kmart Corporation (collectively, "Secured Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, obtained a $500 million secured loan facility (the "Secured Loan Facility") from JPP, LLC, JPP II, LLC, and Cascade Investment, LLC (collectively, the "Secured Loan Lenders"). JPP, LLC and JPP II, LLC are entities affiliated with ESL. The first $250 million of the Secured Loan Facility was funded on April 8, 2016 and the remaining $250 million was funded on April 22, 2016. The Secured Loan Facility has a maturity date of July 7, 2017, and is included within current portion of long-term debt

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

on the Condensed Consolidated Balance Sheets at July 30, 2016. The Company used the proceeds of the Secured Loan Facility to reduce outstanding borrowings under the Company's asset-based revolving credit facility and for general corporate purposes. The carrying value of the secured loan facility, net of the remaining debt issuance costs, was $489 million at July 30, 2016.
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
The Secured Loan Facility is guaranteed by the Company and is secured by a first priority lien on 21 real properties owned by the Secured Loan Borrowers. The Secured Loan Facility includes customary representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral.
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
Domestic Credit Agreement
During the first quarter of 2011, Sears Roebuck Acceptance Corporation ("SRAC"), Kmart Corporation (together with SRAC, the "Borrowers") and Holdings entered into an amended credit agreement (the "Domestic Credit Agreement"). On October 2, 2013, Holdings and the Borrowers entered into a First Amendment (the "Amendment") to the Domestic Credit Agreement with a syndicate of lenders. Pursuant to the Amendment, the Borrowers borrowed $1.0 billion under a new senior secured term loan facility (the "Term Loan"). On July 21, 2015, the Borrowers and Holdings entered into an amended and restated credit agreement (the "Amended Domestic Credit Agreement") with a syndicate of lenders that amended and restated the then-existing Domestic Credit Agreement. The Amended Domestic Credit Agreement provides a $3.275 billion asset-based revolving credit facility (the "Revolving Facility") with a $1.0 billion letter of credit sub-facility. The maturity date for $1.971 billion of the Revolving Facility has been extended to July 20, 2020, while $1.304 billion expired on April 8, 2016. The Amended Domestic Credit Agreement also governs the Term Loan, which retains its maturity date of June 30, 2018. The Amended Domestic Credit Agreement includes an accordion feature that allows the Borrowers to use, subject to borrowing base requirements, existing collateral for the facility to obtain up to $1.0 billion of additional borrowing capacity, of which $750 million was utilized for the 2016 Term Loan (described below). The Amended Domestic Credit Agreement also includes a "FILO" ("first in last out") tranche feature that allows an additional $500 million of borrowing capacity and increased Holdings' ability to undertake short-term borrowings from $500 million to $750 million.
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
The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on substantially all of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility is guaranteed by all domestic subsidiaries of Holdings that own inventory or credit card or pharmacy receivables. The Revolving Facility also permits aggregate second lien indebtedness of up to $2.0 billion, of which $304 million in second lien notes were outstanding at July 30, 2016, resulting in $1.7 billion of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either (1) LIBOR (subject to a 1.00% LIBOR floor) or (2) the highest of (x) the prime rate of the bank acting as agent of the syndicate of lenders, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% (the highest of (x), (y) and (z), the "Base Rate"), plus an applicable margin for LIBOR loans of 4.50% and for Base Rate loans of 3.50%. Currently, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing June 30, 2018. Additionally, the Borrowers are required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Amended Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility. At July 30, 2016, August 1, 2015 and January 30, 2016, respectively, we had borrowings of $975 million, $985 million and $980 million under the Term Loan, and carrying value, net of the remaining discount and debt issuance costs, of $965 million, $972 million and $968 million.
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
At July 30, 2016, August 1, 2015 and January 30, 2016, we had $63 million, $0 and $797 million, respectively, of Revolving Facility borrowings and $656 million, $657 million and $652 million, respectively, of letters of credit outstanding under the Revolving Facility. At July 30, 2016, August 1, 2015 and January 30, 2016, the amount available to borrow under the Revolving Facility was $191 million, $1.2 billion and $316 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
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
Amounts borrowed pursuant to the 2016 Term Loan will bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 750 basis points, subject to a 1.00% LIBOR floor. The Company received approximately $722 million in net proceeds from the 2016 Term Loan, which proceeds were used to reduce outstanding borrowings under its asset-based revolving credit facility. The 2016 Term Loan has a maturity date of July 20, 2020, which is the same maturity date as the Company’s $1.971 billion revolving credit facility commitments, and does not amortize. The amendment provides for a premium of 2% of the aggregate principal amount of the 2016 Term Loan prepaid on or prior to April 8, 2017 and 1% of the aggregate principal amount of the

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

2016 Term Loan prepaid after April 8, 2017 and on or prior to April 8, 2018. The obligations under the Amended Domestic Credit Agreement, including the 2016 Term Loan, are secured by a first lien on substantially all of the domestic inventory and credit card and pharmacy receivables of the Company and its subsidiaries and aggregate advances under the Amended Domestic Credit Agreement are subject to a borrowing base formula. The Amended Domestic Credit Agreement is guaranteed by all domestic subsidiaries of the Company that own inventory or credit card or pharmacy receivables. The other material terms of the Amended Domestic Credit Agreement were not modified by the amendment. The carrying value of the 2016 Term Loan, net of the remaining discount and debt issuance costs, was $723 million at July 30, 2016.
Senior Secured Notes
In October 2010, we sold $1.0 billion aggregate principal amount of senior secured notes (the "Senior Secured Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Senior Secured Notes, the Company sold $250 million aggregate principal amount of Senior Secured Notes to the Company's domestic pension plan in a private placement, none of which remain in the domestic pension plan as a result of the Tender Offer discussed below. The Senior Secured Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the "Collateral"). The lien that secures the Senior Secured Notes is junior in priority to the lien on such assets that secures obligations under the Amended Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Senior Secured Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding Senior Secured Notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Senior Secured Notes at a purchase price equal to 101% of the principal amount if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the Senior Secured Notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Senior Secured Notes at a premium based on the "Treasury Rate" as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Senior Secured Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended. The Company completed a Tender Offer for $936 million principal amount of its outstanding Senior Secured Notes during the third quarter of 2015. The carrying value of Senior Secured Notes, net of the remaining discount and debt issuance costs, was $302 million, $1.2 billion and $302 million at July 30, 2016, August 1, 2015 and January 30, 2016, respectively.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Company will pay interest semi-annually on June 15 and December 15 of each year. The Senior Unsecured Notes are not guaranteed.
We accounted for the Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Senior Unsecured Notes based on the relative fair values of the Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. The discount is being amortized over the life of the Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $21 million and $16 million of the discount was amortized during the 26 week periods ended July 30, 2016 and August 1, 2015, respectively. The remaining discount was approximately $218 million, $257 million, and $238 million at July 30, 2016, August 1, 2015, and January 30, 2016, respectively. The carrying value of the Senior Unsecured Notes, net of the remaining discount and debt issuance costs, was approximately $404 million, $364 million, and $383 million at July 30, 2016, August 1, 2015, and January 30, 2016, respectively.
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
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit ("REMIC"). The real estate associated with 125 Full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued to wholly owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the "REMIC Securities") that are secured by the mortgages and collateral assignments of the store leases. Payments to the holders on the REMIC Securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion (the "KCD Securities") were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to the holders on the KCD Securities are funded by the royalty payments. The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. In the fourth quarter of fiscal 2013, Holdings contributed all of the outstanding capital stock of Sears Re to SRe Holding Corporation, a direct wholly owned subsidiary of Holdings. Sears Re thereafter reduced its excess statutory capital through the distribution of all REMIC Securities held by it to SRe Holding Corporation. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly owned consolidated subsidiaries. At each of July 30, 2016, August 1, 2015 and January 30, 2016, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.6 billion at each of July 30, 2016, August 1, 2015 and January 30, 2016.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
NOTE 3—STORE CLOSING CHARGES, SEVERANCE COSTS, IMPAIRMENTS AND REAL ESTATE TRANSACTIONS
Store Closings and Severance
We closed 13 stores in our Kmart segment and 18 stores in our Sears Domestic segment we previously announced would close during the 13 week period ended July 30, 2016, and 58 stores in our Kmart segment and 23 stores in our Sears Domestic segment during the 26 week period ended July 30, 2016. We made the decision to close two stores in our Kmart segment and two stores in our Sears Domestic segment during the 13 week period ended July 30, 2016, and 95 stores in our Kmart segment and 26 stores in our Sears Domestic segment during the 26 week period ended July 30, 2016.
We closed 10 stores in our Kmart segment and four stores in our Sears Domestic segment we previously announced would close during the 13 week period ended August 1, 2015, and 16 stores in our Kmart segment and six stores in our Sears Domestic segment during the 26 week period ended August 1, 2015. We made the decision to close 10 stores in our Kmart segment and five stores in our Sears Domestic segment during the 13 week period ended August 1, 2015, and 22 stores in our Kmart segment and seven stores in our Sears Domestic segment during the 26 week period ended August 1, 2015.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Store closing costs and severance recorded for the 13- and 26- week periods ended July 30, 2016 and August 1, 2015 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$3	$1	$(25)	$—	$—	$(21)
Sears Domestic	1	1	1	—	1	4
Total for the 13 week period ended July 30, 2016	$4	$2	$(24)	$—	$1	$(17)

Kmart	$4	$1	$(1)	$1	$—	$5
Sears Domestic	1	—	(9)	1	2	(5)
Total for the 13 week period ended August 1, 2015	$5	$1	$(10)	$2	$2	$—

Kmart	$54	$6	$(19)	$11	$4	$56
Sears Domestic	10	2	2	3	1	18
Total for the 26 week period ended July 30, 2016	$64	$8	$(17)	$14	$5	$74

Kmart	$9	$2	$27	$3	$—	$41
Sears Domestic	2	2	(9)	1	2	(2)
Total for the 26 week period ended August 1, 2015	$11	$4	$18	$4	$2	$39
_____________

(1)	Recorded within cost of sales, buying and occupancy on the Condensed Consolidated Statements of Operations.

(2)
Recorded within selling and administrative on the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)	Costs for the 13- and 26- week periods ended July 30, 2016 and August 1, 2015 are recorded within depreciation and amortization on the Condensed Consolidated Statement of Operations.
Store closing cost and severance accruals of $126 million, $182 million and $180 million at July 30, 2016, August 1, 2015 and January 30, 2016, respectively, were as follows:

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at August 1, 2015	$29	$146	$7	$182
Store closing costs	33	(10)	7	30
Payments/utilizations	(4)	(22)	(6)	(32)
Balance at January 30, 2016	58	114	8	180
Store closing costs	8	(13)	14	9
Payments/utilizations	(28)	(19)	(16)	(63)
Balance at July 30, 2016	$38	$82	$6	$126
Long-Lived Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, we performed an impairment test of certain of our long-lived assets due to events and changes in circumstances during the 13- and

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

26- week periods ended July 30, 2016 that indicated an impairment might have occurred. As a result of impairment testing, the Company recorded impairment charges of $7 million, of which $6 million and $1 million were recorded within the Sears Domestic and Kmart segments, respectively, during the 13 week period ended July 30, 2016, and $15 million, of which $11 million and $4 million were recorded within the Sears Domestic and Kmart segments, respectively, during the 26 week period ended July 30, 2016.
As a result of impairment testing, the Company recorded impairment charges of $54 million, of which $52 million and $2 million were recorded within the Sears Domestic and Kmart segments, respectively, during both the 13- and 26- week periods ended August 1, 2015.
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
In connection with the Seritage transaction and JV transactions, Holdings has entered into agreements with Seritage and the JVs under which Holdings leases 255 of the properties (the "Master Leases"), with the remaining properties being leased by Seritage to third parties. During the 26 week period ended July 30, 2016, Holdings closed three stores pursuant to recapture notices from Seritage. Holdings recorded rent expense of $26 million and $16 million in cost of sales, buying and occupancy for the 13 week periods ended July 30, 2016 and August 1, 2015, respectively, and $50 million and $16 million in cost of sales, buying and occupancy for the 26 week periods ended July 30, 2016 and August 1, 2015, respectively. Rent expense consisted of straight-line rent expense offset by amortization of deferred gain on sale-leaseback, as shown in the tables below.

	13 Weeks Ended July 30, 2016			13 Weeks Ended August 1, 2015
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Straight-line rent expense	$8	$40	$48	$2	$21	$23
Amortization of deferred gain on sale-leaseback	(5)	(17)	(22)	(1)	(6)	(7)
Rent expense	$3	$23	$26	$1	$15	$16

	26 Weeks Ended July 30, 2016			26 Weeks Ended August 1, 2015
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Straight-line rent expense	$17	$77	$94	$2	$21	$23
Amortization of deferred gain on sale-leaseback	(9)	(35)	(44)	(1)	(6)	(7)
Rent expense	$8	$42	$50	$1	$15	$16
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
With the exception of the four properties that have continuing involvement, in accordance with accounting standards related to sale-leaseback transactions, Holdings recognized any loss on sale immediately, any gain on sale in excess of the present value of minimum lease payments immediately, and any remaining gain was deferred and will be recognized in proportion to the related rent expense, which is a component of cost of sales, buying and occupancy, on the Condensed Consolidated Statement of Operations, over the lease term. Holdings received aggregate net proceeds of $3.1 billion for the Seritage transaction and JV transactions. The carrying amount of property and equipment, net and lease balances related to third-party leases that were assigned to Seritage and the JVs was $1.5 billion at July 7, 2015, of which $1.3 billion was recorded in our Sears Domestic segment and $175 million in our Kmart segment. Accordingly, during the 13- and 26- week periods ended August 1, 2015, Holdings recognized an immediate net gain of $508 million within gain on sales of assets on the Consolidated Statement of Operations for 2015, comprised of a gain for the amount of gain on sale in excess of the present value of minimum lease payments, offset by a loss for properties where the fair value was less than the carrying value and the write-off of lease balances related to third-party leases that were assigned to Seritage and the JVs, as shown in the table below.

	2015
millions	Kmart	Sears Domestic	Sears Holdings
Gain	$154	$471	$625
Loss	(17)	(100)	(117)
Immediate Net Gain	$137	$371	$508
The remaining gain of $894 million was deferred and will be recognized in proportion to the related rent expense over the lease term. At July 30, 2016, $90 million of the deferred gain on sale-leaseback is classified as current within other current liabilities. At both August 1, 2015 and January 30, 2016, $89 million of the deferred gain on sale-leaseback is classified as current within other current liabilities on the Condensed Consolidated Balance Sheets. At July 30, 2016, August 1, 2015, and January 30, 2016, $686 million, $798 million, and $753 million is classified as long-term as deferred gain on sale-leaseback on the Condensed Consolidated Balance Sheets.
During the 26 week period ended July 30, 2016, Holdings recorded gains of $26 million related to the 100% recapture of three stores that closed pursuant to recapture notices from Seritage, of which $13 million related to the gain that had previously been deferred as we no longer have continuing involvement in those properties, and $13 million related to lease termination proceeds. In addition, the Master Leases provide Seritage and the JVs a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), in addition to all of the automotive care centers, and all outparcels or outlots, as well as certain portions of parking areas and common areas, except as set forth in the Master Leases, for no additional consideration. As space is recaptured pursuant to the recapture right, Holdings' obligation to pay rent is reduced proportionately. Accordingly, Holdings recognizes gains equal to the unamortized portion of the gain that had previously been deferred which exceeds the present value of minimum lease payments, as reduced due to recapture activity. During the 13- and 26- week periods ended July 30, 2016, Holdings recorded gains as a result of recapture activity of $9 million that had previously been deferred.
Holdings accounted for the four properties that have continuing involvement as a financing transaction in accordance with accounting standards related to sale-leaseback transactions. Accordingly, Holdings recorded a sale-leaseback financing obligation of $164 million, which is classified as long-term as sale-leaseback financing obligation on the Condensed Consolidated Balance Sheet at July 30, 2016, August 1, 2015, and January 30, 2016. We continued to report the real property assets of $61 million, $45 million, and $56 million at July 30, 2016, August 1, 2015, and January 30, 2016 respectively, on our Condensed Consolidated Balance Sheets, which are included in our Sears Domestic segment.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

During the 26 week period ended July 30, 2016, we also recorded gains on the sales of assets of $12 million recognized on the sale of one distribution center for which we received $23 million of cash proceeds.
During the 26 week period ended August 1, 2015, we also recorded gains on the sales of assets of $86 million recognized on the sale of two Sears Full-line stores for which we received $96 million of cash proceeds, and $10 million recognized on the surrender and early termination of one Kmart store lease. In connection with one of the Sears Full-line stores, we entered into a leaseback agreement for up to six months. We determined that we have surrendered substantially all of our rights and obligations, and, therefore, immediate gain recognition is appropriate on all of these transactions.
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

	13 Weeks Ended		26 Weeks Ended
millions, except earnings per share	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Basic weighted average shares	106.9	106.5	106.8	106.5
Dilutive effect of restricted stock awards, restricted stock units and warrants	—	6.8	—	—
Diluted weighted average shares	106.9	113.3	106.8	106.5

Net income (loss) attributable to Holdings' shareholders	$(395)	$208	$(866)	$(95)

Earnings (loss) per share attributable to Holdings' shareholders:
Basic	$(3.70)	$1.95	$(8.11)	$(0.89)
Diluted	$(3.70)	$1.84	$(8.11)	$(0.89)
Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	July 30, 2016	August 1, 2015	January 30, 2016
Pension and postretirement adjustments (net of tax of $(296) for all periods presented)	$(1,787)	$(1,897)	$(1,915)
Currency translation adjustments (net of tax of $0 for all periods presented)	(3)	(2)	(3)
Accumulated other comprehensive loss	$(1,790)	$(1,899)	$(1,918)
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

	13 Weeks Ended July 30, 2016			13 Weeks Ended August 1, 2015
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$64	$—	$64	$66	$—	$66
Total other comprehensive income	$64	$—	$64	$66	$—	$66

	26 Weeks Ended July 30, 2016			26 Weeks Ended August 1, 2015
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$128	$—	$128	$131	$—	$131
Total other comprehensive income	$128	$—	$128	$131	$—	$131

(1)	Included in the computation of net periodic benefit expense. See Note 5 to the Condensed Consolidated Financial Statements.
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

	13 Weeks Ended		26 Weeks Ended
millions	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Components of net periodic expense:
Interest cost	$58	$54	$116	$108
Expected return on plan assets	(51)	(62)	(101)	(124)
Amortization of experience losses	64	65	128	130
Net periodic expense	$71	$57	$143	$114
Contributions
During the 13- and 26- week periods ended July 30, 2016, we made total contributions of $72 million and $148 million, respectively, to our pension and postretirement plans. During the 13- and 26- week periods ended August 1, 2015, we made total contributions of $62 million and $129 million, respectively, to our pension and postretirement plans. We anticipate making aggregate contributions to our defined benefit and postretirement plans of approximately $185 million over the remainder of 2016.
NOTE 6—INCOME TAXES
We had gross unrecognized tax benefits of $144 million at July 30, 2016, $138 million at August 1, 2015 and $137 million at January 30, 2016. Of the amount at July 30, 2016, $94 million, would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13- and 26- week periods ended July 30, 2016, gross

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

unrecognized tax benefits increased by $3 million and $7 million, respectively, due to state activity. During the 13 week period ended August 1, 2015, gross unrecognized tax benefits increased by $4 million due to state activity. During the 26 week period ended August 1, 2015, gross unrecognized tax benefits increased by $7 million. We expect that our unrecognized tax benefits could decrease by as much as $6 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At July 30, 2016, August 1, 2015 and January 30, 2016, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $60 million ($39 million net of federal benefit), $54 million ($35 million net of federal benefit), and $56 million ($36 million net of federal benefit), respectively. The total amount of net interest expense (net of federal benefit) recognized as part of income tax expense in our Condensed Consolidated Statements of Operations was $2 million and $1 million, respectively, for the 13 week periods ended July 30, 2016 and August 1, 2015, and $3 million and $3 million, respectively, for the 26 week periods ended July 30, 2016 and August 1, 2015.
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
In July, 2016, the Company sold shares of an investment for $106 million. The sale resulted in a U.S. taxable gain of $105 million, but no current income tax is payable due to the utilization of NOL attributes of $37 million with a valuation allowance release of the same amount.
In connection with the sale-leaseback transaction with Seritage in the second quarter of 2015, along with the JV transactions in the first quarter of 2015, the Company realized a tax benefit of $229 million on the deferred taxes related to the indefinite-life assets associated with the properties sold in the transaction with Seritage and the JV transactions. In addition, the Company incurred a taxable gain of approximately $2.2 billion, taking into account any related party loss disallowance, on these transactions. There was no federal income tax payable resulting from the taxable gain due to the utilization of NOL tax attributes of approximately $863 million with a valuation allowance release of the same amount. However, there was a minor amount of state and city income tax payable of $5 million after the utilization of state and city tax attributes.  As a result of all the effects from these transactions, the net valuation allowance release was approximately $500 million.
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
The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. As such, for the 13- and 26- week periods ended July 30, 2016, our effective income tax rates were an expense of 3.4% and 3.3%, respectively. Our tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the 13- and 26- week periods ended July 30, 2016 were negatively impacted by foreign branch taxes and state income taxes.

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
Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States. The merchandise and service categories are as follows:

(i)	Hardlines—consists of home appliances, consumer electronics, lawn & garden, tools & hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women's, men's, kids', footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore;

(iv)	Service—includes repair, installation and automotive service and extended contract revenue; and

(v)	Other—includes revenues earned in connection with our agreements with SHO and Lands' End, as well as credit revenues and licensed business revenues.

	13 Weeks Ended July 30, 2016
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services
Hardlines	$666	$1,869	$2,535
Apparel and Soft Home	759	571	1,330
Food and Drug	781	2	783
Service	2	561	563
Other	13	439	452
Total merchandise sales and services	2,221	3,442	5,663
Costs and expenses
Cost of sales, buying and occupancy	1,760	2,643	4,403
Selling and administrative	498	986	1,484
Depreciation and amortization	15	77	92
Impairment charges	1	6	7
Gain on sales of assets	(44)	(10)	(54)
Total costs and expenses	2,230	3,702	5,932
Operating loss	$(9)	$(260)	$(269)
Total assets	$2,719	$7,895	$10,614
Capital expenditures	$12	$23	$35

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	13 Weeks Ended August 1, 2015
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services
Hardlines	$730	$2,040	$2,770
Apparel and Soft Home	797	627	1,424
Food and Drug	911	2	913
Service	4	559	563
Other	17	524	541
Total merchandise sales and services	2,459	3,752	6,211
Costs and expenses
Cost of sales, buying and occupancy	1,950	2,826	4,776
Selling and administrative	594	1,100	1,694
Depreciation and amortization	19	95	114
Impairment charges	2	52	54
Gain on sales of assets	(143)	(383)	(526)
Total costs and expenses	2,422	3,690	6,112
Operating income	$37	$62	$99
Total assets	$3,030	$10,137	$13,167
Capital expenditures	$6	$36	$42

	26 Weeks Ended July 30, 2016
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services
Hardlines	$1,226	$3,577	$4,803
Apparel and Soft Home	1,488	1,142	2,630
Food and Drug	1,614	3	1,617
Service	5	1,077	1,082
Other	27	898	925
Total merchandise sales and services	4,360	6,697	11,057
Costs and expenses
Cost of sales, buying and occupancy	3,495	5,125	8,620
Selling and administrative	1,042	1,945	2,987
Depreciation and amortization	34	153	187
Impairment charges	4	11	15
Gain on sales of assets	(90)	(25)	(115)
Total costs and expenses	4,485	7,209	11,694
Operating loss	$(125)	$(512)	$(637)
Total assets	$2,719	$7,895	$10,614
Capital expenditures	$23	$52	$75

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	26 Weeks Ended August 1, 2015
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services
Hardlines	$1,366	$3,872	$5,238
Apparel and Soft Home	1,573	1,278	2,851
Food and Drug	1,834	4	1,838
Service	7	1,081	1,088
Other	35	1,043	1,078
Total merchandise sales and services	4,815	7,278	12,093
Costs and expenses
Cost of sales, buying and occupancy	3,788	5,352	9,140
Selling and administrative	1,217	2,158	3,375
Depreciation and amortization	39	197	236
Impairment charges	2	52	54
Gain on sales of assets	(161)	(472)	(633)
Total costs and expenses	4,885	7,287	12,172
Operating loss	$(70)	$(9)	$(79)
Total assets	$3,030	$10,137	$13,167
Capital expenditures	$11	$75	$86
NOTE 8—SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at July 30, 2016, August 1, 2015 and January 30, 2016 consisted of the following:

millions	July 30, 2016	August 1, 2015	January 30, 2016
Unearned revenues	$686	$716	$694
Self-insurance reserves	571	605	567
Other	446	509	470
Total	$1,703	$1,830	$1,731
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
We are subject to various other legal and governmental proceedings and investigations, including some involving the practices and procedures in our more highly regulated businesses. Some matters contain class action allegations, environmental and asbestos exposure allegations and other consumer-based, regulatory or qui tam claims, each of which may seek compensatory, punitive or treble damage claims (potentially in large amounts), as well as other

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

types of relief. Additionally, some of these claims or actions, such as the qui tam claims, have the potential for significant statutory penalties. At this time, the Company is not able to either predict the outcome of these lawsuits or reasonably estimate a potential range of loss with respect to these lawsuits.
In May and June of 2015, four shareholder lawsuits were filed in the Delaware Chancery Court, which have since been consolidated into a single action. A consolidated complaint has been filed, naming Holdings, the members of our Board of Directors, ESL Investments, Inc., Seritage, our CEO, and Fairholme, alleging, among other things, breaches of fiduciary duties in connection with the Seritage transaction. Among other forms of relief, the plaintiffs are currently seeking damages in unspecified amounts and equitable relief related to the Seritage transaction. The Company believes that the Seritage transaction has provided substantial benefits to Holdings and its shareholders and believes further that the plaintiffs' claims are legally without merit. Holdings intends to contest these lawsuits vigorously. At this time, the Company is not able to either predict the outcome of these lawsuits or reasonably estimate a potential range of loss with respect to these lawsuits.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Recognition of Breakage for Certain Prepaid Store-Value Products
In March 2016, the FASB issued an accounting standards update which amends the guidance on extinguishing financial liabilities for certain prepaid store-value products. If an entity selling prepaid store-value products expects to be entitled to an amount that will not be redeemed, the entity will recognize the expected breakage in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable that a significant reversal of the breakage amount will not subsequently occur. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption before the effective date of Revenue from Contracts with Customers. We are currently evaluating the effect the update will have on our consolidated financial statements.
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
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued an accounting standards update which simplifies the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. As permitted, the Company early adopted the update beginning in the fourth quarter of fiscal 2015 utilizing retrospective application. The impact of this update was a reclassification of deferred income tax liabilities from short-term deferred tax liabilities to long-term deferred tax liabilities of $472 million at August 1, 2015.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued an accounting standards update which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with discounts or premiums. In August 2015, the FASB issued an accounting standards update which adds paragraphs about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, and allows for the presentation of debt issuance costs as an asset regardless of whether or not there is an outstanding balance on the line-of-credit arrangement. As permitted, the Company early adopted the update beginning in the fourth quarter of fiscal 2015. The impact of this update was a reclassification of unamortized debt issuance costs from other assets to long-term debt and capitalized lease obligations of $19 million at August 1, 2015. The Company continued to report unamortized debt issuance costs related to the Revolving Facility of $43 million, $57 million and $49 million at July 30, 2016, August 1, 2015 and January 30, 2016, respectively, within other assets.

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
NOTE 11—RELATED PARTY DISCLOSURE
Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. ESL owned approximately 50% of our outstanding common stock at July 30, 2016 (excluding shares of common stock that ESL may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
On February 25, 2016, Holdings announced the election of Bruce R. Berkowitz to membership on our Board of Directors. Mr. Berkowitz serves as the Chief Investment Officer of Fairholme Capital Management, LLC, an investment adviser registered with the U.S. Securities and Exchange Commission ("SEC"), and is the President and a Director of Fairholme Funds, Inc., a SEC-registered investment company providing investment management services to three mutual funds (together with Fairholme Capital Management, LLC and other affiliates, "Fairholme"). Fairholme owned approximately 26% of our outstanding common stock at July 30, 2016 (excluding shares of common stock that Fairholme may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
Unsecured Commercial Paper
During the 26 week periods ended July 30, 2016 and August 1, 2015, ESL and its affiliates held unsecured commercial paper issued by SRAC, an indirect wholly owned subsidiary of Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate and principal amount outstanding was 34.4 days, 7.97% and $55 million and 32.0 days, 4.55% and $18 million, respectively, during the 26 week periods ended July 30, 2016 and August 1, 2015. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2016 was $150 million and $2 million of interest was paid by SRAC to ESL during the 26 week period ended July 30, 2016. ESL held $100 million of our commercial paper at July 30, 2016, which included $63 million held by Mr. Lampert.
During the 26 week period ended July 30, 2016, Fairholme and its affiliates held unsecured commercial paper issued by SRAC. For the commercial paper outstanding to Fairholme, the weighted average of each maturity, annual interest rate and principal amount outstanding was 11.5 days, 6.05% and $354 thousand during the 13 week period ended April 30, 2016. Fairholme did not hold any unsecured commercial paper issued by SRAC during the 13 week period ended July 30, 2016. The largest aggregate amount of principal outstanding to Fairholme at any time since the beginning of 2016 was $1 million and the aggregate amount of interest paid by SRAC to Fairholme was $6 thousand during the 26 week period ended July 30, 2016.
The commercial paper sales were made in accordance with guidelines reviewed and approved by the Company’s audit committee.
Secured Short-Term Loan
In September 2014, the Company, through the Short-Term Borrowers, entities wholly-owned and controlled, directly or indirectly by the Company, entered into the $400 million Short-Term Loan with the Short-Term Lender, entities

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

affiliated with ESL. The Company repaid the Short-Term Loan during 2015. See Note 2 for additional information regarding the Short-Term Loan.
Secured Loan Facility
In April 2016, the Company, through the Secured Loan Borrowers, entities wholly-owned and controlled, directly or indirectly by the Company, obtained a $500 million secured short-term loan facility with the Secured Loan Lenders, some of which are entities affiliated with ESL. At July 30, 2016, entities affiliated with ESL held $216 million of principal amount of the Secured Loan Facility. See Note 2 for additional information regarding the Secured Loan Facility.
2016 Term Loan
In April 2016, the Company, through the ABL Borrowers, obtained a $750 million Senior Secured Term Loan under the Amended Domestic Credit Agreement with a syndicate of lenders, including $146 million (net of original issue discount) from JPP, LLC and JPP II, LLC, entities affiliated with ESL, and $100 million from the Company's domestic pension plan. See Note 2 for additional information regarding the 2016 Term Loan. At July 30, 2016, JPP LLC and JPP II, LLC, and the Company's domestic pension plan held $150 million and $100 million, respectively, of principal of the 2016 Term Loan.
Senior Secured Notes
At both July 30, 2016 and January 30, 2016, Mr. Lampert and ESL held an aggregate of approximately $11 million of principal of the Company's Senior Secured Notes. At August 1, 2015, Mr. Lampert and ESL held an aggregate of $205 million of principal amount of the Company's Senior Secured Notes.
At July 30, 2016, August 1, 2015, and January 30, 2016, respectively, Fairholme held an aggregate of approximately $46 million, $214 million, and $22 million of principal of the Company's Senior Secured Notes.
At August 1, 2015, the Company's domestic pension plan held $110 million of principal of the Company's Senior Secured Notes.
Subsidiary Notes
At each of July 30, 2016, August 1, 2015 and January 30, 2016, Mr. Lampert and ESL held an aggregate of $3 million of principal amount of unsecured notes issued by SRAC (the "Subsidiary Notes").
At both July 30, 2016 and January 30, 2016, Fairholme held an aggregate of $14 million of principal amount of Subsidiary Notes.
Senior Unsecured Notes and Warrants
At both July 30, 2016 and January 30, 2016, Mr. Lampert and ESL held an aggregate of approximately $193 million of principal amount of the Company's Senior Unsecured Notes, and 10,033,472 warrants to purchase shares of Holdings common stock. At August 1, 2015, Mr. Lampert and ESL held an aggregate of approximately $299 million of principal amount of the Company's Senior Unsecured Notes, and 10,530,633 warrants to purchase shares of Holdings common stock.
At July 30, 2016, August 1, 2015 and January 30, 2016, respectively, Fairholme held an aggregate of approximately $357 million, $207 million and $360 million of principal amount of the Company's Senior Unsecured Notes, and 6,732,415, 6,489,297 and 6,839,379 warrants to purchase shares of Holdings common stock.
Sears Canada
ESL owns approximately 45% of the outstanding common shares of Sears Canada (based on publicly available information as of January 5, 2016). Fairholme owns approximately 19% of the outstanding common shares of Sears Canada (based on publicly available information as of March 31, 2016).

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Lands' End
ESL owns approximately 58% of the outstanding common stock of Lands' End (based on publicly available information as of June 28, 2016). Fairholme owns approximately 9% of the outstanding common shares of Lands' End (based on publicly available information as of March 31, 2016). Holdings and certain of its subsidiaries entered into a transition services agreement in connection with the spin-off pursuant to which Lands' End and Holdings agreed to provide, on an interim, transitional basis, various services, including but not limited to, tax services, logistics services, auditing and compliance services, inventory management services, information technology services and continued participation in certain contracts shared with Holdings and its subsidiaries, as well as agreements related to Lands' End Shops at Sears and participation in the Shop Your Way® program. The majority of the services under the transition services agreement with Lands' End have expired or been terminated. In July 2016, the Company and Lands' End executed an agreement pursuant to which the Company will provide foreign buying office support and sourcing services to Lands' End. The agreement expires on March 31, 2017 and has three one-year renewal options.
Amounts due to or from Lands' End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands' End on at least a monthly basis. At January 30, 2016, Holdings reported a net amount payable to Lands' End of $1 million in other current liabilities on the Condensed Consolidated Balance Sheet. At August 1, 2015, Holdings reported a net amount receivable from Lands' End of $4 million in accounts receivable on the Condensed Consolidated Balance Sheet. Amounts related to revenue from retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way® program and corporate shared services were $15 million and $18 million, respectively, for the 13 week periods ended July 30, 2016 and August 1, 2015, and $30 million and $34 million, respectively, for the 26 week periods ended July 30, 2016 and August 1, 2015. The amounts Lands' End earned related to call center services and commissions were $3 million and $2 million, respectively, for the 13 week periods ended July 30, 2016 and August 1, 2015, and $5 million and $4 million, respectively, for the 26 week periods ended July 30, 2016 and August 1, 2015.
SHO
ESL owns approximately 51% of the outstanding common stock of SHO (based on publicly available information as of February 10, 2016). Holdings and certain of its subsidiaries engage in transactions with SHO pursuant to various agreements with SHO which, among other things, (1) govern the principal transactions relating to the rights offering and certain aspects of our relationship with SHO following the separation, (2) establish terms under which Holdings and certain of its subsidiaries will provide SHO with services, and (3) establish terms pursuant to which Holdings and certain of its subsidiaries will obtain merchandise for SHO.
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

•	SHO receives commissions from the Company for the sale of merchandise made through www.sears.com, extended service agreements, delivery and handling services and credit revenues.

•	The Company provides SHO with shared corporate services. These services include accounting and finance, human resources and information technology.
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At July 30, 2016, August 1, 2015 and January 30, 2016, Holdings reported a net amount receivable from SHO of $35 million, $95 million and $51 million, respectively, in accounts receivable on the Condensed Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $321 million and $399 million,

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

respectively, for the 13 week periods ended July 30, 2016 and August 1, 2015, and $656 million and $781 million, respectively, for the 26 week periods ended July 30, 2016 and August 1, 2015. The net amounts SHO earned related to commissions were $22 million and $25 million, respectively, for the 13 week periods ended July 30, 2016 and August 1, 2015, and $44 million and $49 million, respectively, for the 26 week periods ended July 30, 2016 and August 1, 2015. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for further information related to these guarantees.
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
In connection with the Seritage transaction as described in Note 3, Holdings entered into a master lease agreement with Seritage. The initial amount of aggregate annual base rent under the master lease is $134 million for the REIT properties, with increases of 2% per year beginning in the second lease year. At both July 30, 2016 and January 30, 2016, Holdings reported prepaid rent of $9 million in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. At August 1, 2015, Holdings reported prepaid rent of $11 million in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Holdings recorded rent expense of $21 million and $5 million, respectively, in cost of sales, buying and occupancy for the 13 week periods ended July 30, 2016 and August 1, 2015. Rent expense consists of straight-line rent expense of $36 million and $10 million, respectively, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $15 million and $5 million, respectively, for the 13 week periods ended July 30, 2016 and August 1, 2015. Holdings recorded rent expense of $42 million and $5 million, respectively, in cost of sales, buying and occupancy for the 26 week periods ended July 30, 2016 and August 1, 2015. Rent expense consists of straight-line rent expense of $72 million and $10 million, respectively, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $30 million and $5 million, respectively, for the 26 week periods ended July 30, 2016 and August 1, 2015.
In addition to base rent under the Master Lease, Holdings pays monthly installment expenses for property taxes and insurance at all REIT properties where Holdings is a tenant and installment expenses for common area maintenance, utilities and other operating expenses at REIT properties that are multi-tenant locations where Holdings and other third parties are tenants. The initial amount of aggregate installment expenses under the Master Lease is $70 million, based on estimated installment expenses, and will be reconciled annually based on actual installment expenses. Holdings paid $17 million and $5 million, respectively, for the 13 week periods ended July 30, 2016 and August 1, 2015, and $34 million and $5 million, respectively, for the 26 week periods ended July 30, 2016 and August 1, 2015, recorded in cost of sales, buying and occupancy. At July 30, 2016 and January 30, 2016, respectively, Holdings reported a net amount receivable from Seritage primarily related to installment expenses of $9 million and $7 million in accounts receivable on the Condensed Consolidated Balance Sheets.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Holdings and Seritage entered into a transition services agreement pursuant to which Holdings will provide certain limited services to Seritage for up to 18 months. The services include specified facilities management, accounting, treasury, tax, information technology, risk management, human resources, and related support services. Under the terms of the transition services agreement, the scope and level of the facilities management services will be substantially consistent with the scope and level of the services provided in connection with the operation of the transferred properties held by Holdings prior to the closing of the Seritage transaction. The majority of the services under the transition services agreement with Seritage have expired or have been terminated. Amounts due from Seritage are generally settled on a net basis. Holdings invoices Seritage on at least a monthly basis. Revenues recognized related to the transition services agreement were not material for the 13- and 26- week periods ended July 30, 2016.
NOTE 12—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At July 30, 2016, the principal amount outstanding of the Company's 6 5/8% Senior Secured Notes due 2018 was $302 million. The Senior Secured Notes were issued in 2010 by Sears Holdings Corporation ("Parent"). The Senior Secured Notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by SRAC (the "guarantor subsidiaries"). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at July 30, 2016, August 1, 2015 and January 30, 2016, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Income (Loss) for the 13- and 26- week periods ended July 30, 2016 and August 1, 2015, and the Condensed Consolidating Statements of Cash flows for the 26 week periods ended July 30, 2016 and August 1, 2015 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

 Condensed Consolidating Balance Sheet
July 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$236	$40	$—	$276
Intercompany receivables	—	—	27,413	(27,413)	—
Accounts receivable	—	357	33	—	390
Merchandise inventories	—	4,684	—	—	4,684
Prepaid expenses and other current assets	114	597	255	(691)	275
Total current assets	114	5,874	27,741	(28,104)	5,625
Total property and equipment, net	—	1,698	767	—	2,465
Goodwill and intangible assets	—	364	1,909	(98)	2,175
Other assets	—	265	1,785	(1,701)	349
Investment in subsidiaries	10,209	26,879	—	(37,088)	—
TOTAL ASSETS	$10,323	$35,080	$32,202	$(66,991)	$10,614
Current liabilities
Short-term borrowings	$—	$164	$—	$—	$164
Current portion of long-term debt and capitalized lease obligations	—	549	1	—	550
Merchandise payables	—	1,345	—	—	1,345
Intercompany payables	12,236	15,177	—	(27,413)	—
Other current liabilities	12	2,258	1,315	(691)	2,894
Total current liabilities	12,248	19,493	1,316	(28,104)	4,953
Long-term debt and capitalized lease obligations	706	3,631	1	(1,501)	2,837
Pension and postretirement benefits	—	2,068	4	—	2,072
Deferred gain on sale-leaseback	—	686	—	—	686
Sale-leaseback financing obligation	—	164	—	—	164
Long-term deferred tax liabilities	58	—	901	(67)	892
Other long-term liabilities	—	804	1,121	(222)	1,703
Total Liabilities	13,012	26,846	3,343	(29,894)	13,307
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(2,689)	8,234	28,859	(37,102)	(2,698)
Noncontrolling interest	—	—	—	5	5
Total Equity (Deficit)	(2,689)	8,234	28,859	(37,097)	(2,693)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$10,323	$35,080	$32,202	$(66,991)	$10,614

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
August 1, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$1,779	$40	$—	$1,819
Intercompany receivables	—	—	27,040	(27,040)	—
Accounts receivable	10	415	35	—	460
Merchandise inventories	—	5,028	—	—	5,028
Prepaid expenses and other current assets	39	796	263	(828)	270
Total current assets	49	8,018	27,378	(27,868)	7,577
Total property and equipment, net	—	1,902	830	—	2,732
Goodwill and intangible assets	—	271	2,089	—	2,360
Other assets	—	274	2,255	(2,031)	498
Investment in subsidiaries	11,690	25,575	—	(37,265)	—
TOTAL ASSETS	$11,739	$36,040	$32,552	$(67,164)	$13,167
Current liabilities
Short-term borrowings	$—	$6	$—	$—	$6
Current portion of long-term debt and capitalized lease obligations	—	68	2	—	70
Merchandise payables	—	1,704	—	—	1,704
Intercompany payables	11,057	15,983	—	(27,040)	—
Other current liabilities	40	2,359	1,662	(828)	3,233
Total current liabilities	11,097	20,120	1,664	(27,868)	5,013
Long-term debt and capitalized lease obligations	1,595	3,244	39	(1,829)	3,049
Pension and postretirement benefits	—	2,253	5	—	2,258
Deferred gain on sale-leaseback	—	798	—	—	798
Sale-leaseback financing obligation	—	164	—	—	164
Long-term deferred tax liabilities	59	5	958	(61)	961
Other long-term liabilities	—	874	1,194	(238)	1,830
Total Liabilities	12,751	27,458	3,860	(29,996)	14,073
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(1,012)	8,582	28,692	(37,174)	(912)
Noncontrolling interest	—	—	—	6	6
Total Equity (Deficit)	(1,012)	8,582	28,692	(37,168)	(906)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$11,739	$36,040	$32,552	$(67,164)	$13,167

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended July 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$5,708	$756	$(801)	$5,663
Cost of sales, buying and occupancy	—	4,527	264	(388)	4,403
Selling and administrative	1	1,596	300	(413)	1,484
Depreciation and amortization	—	74	18	—	92
Impairment charges	—	7	—	—	7
Gain on sales of assets	—	(152)	—	98	(54)
Total costs and expenses	1	6,052	582	(703)	5,932
Operating income (loss)	(1)	(344)	174	(98)	(269)
Interest expense	(115)	(159)	14	161	(99)
Interest and investment income (loss)	11	55	82	(161)	(13)
Other loss	—	—	(1)	—	(1)
Income (loss) before income taxes	(105)	(448)	269	(98)	(382)
Income tax (expense) benefit	—	34	(47)	—	(13)
Equity (deficit) in earnings in subsidiaries	(192)	140	—	52	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(297)	$(274)	$222	$(46)	$(395)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 26 Weeks Ended July 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$11,128	$1,378	$(1,449)	$11,057
Cost of sales, buying and occupancy	—	8,862	512	(754)	8,620
Selling and administrative	2	3,195	485	(695)	2,987
Depreciation and amortization	—	151	36	—	187
Impairment charges	—	15	—	—	15
Gain on sales of assets	—	(211)	(2)	98	(115)
Total costs and expenses	2	12,012	1,031	(1,351)	11,694
Operating income (loss)	(2)	(884)	347	(98)	(637)
Interest expense	(189)	(304)	(6)	315	(184)
Interest and investment income (loss)	11	76	211	(315)	(17)
Income (loss) before income taxes	(180)	(1,112)	552	(98)	(838)
Income tax (expense) benefit	—	70	(98)	—	(28)
Equity (deficit) in earnings in subsidiaries	(588)	286	—	302	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(768)	$(756)	$454	$204	$(866)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended July 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(297)	$(274)	$222	$(46)	$(395)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	64	—	—	64
Unrealized net gain, net of tax	—	—	22	(22)	—
Total other comprehensive income	—	64	22	(22)	64
Comprehensive income (loss) attributable to Holdings' shareholders	$(297)	$(210)	$244	$(68)	$(331)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 26 Weeks Ended July 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(768)	$(756)	$454	$204	$(866)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	128	—	—	128
Unrealized net gain, net of tax	—	—	63	(63)	—
Total other comprehensive income	—	128	63	(63)	128
Comprehensive income (loss) attributable to Holdings' shareholders	$(768)	$(628)	$517	$141	$(738)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended July 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$184	$(1,066)	$433	$(191)	$(640)
Proceeds from sales of property and investments	—	101	113	—	214
Purchases of property and equipment	—	(70)	(5)	—	(75)
Net investing with Affiliates	(184)	—	(347)	531	—
Net cash provided by (used in) investing activities	(184)	31	(239)	531	139
Proceeds from debt issuances	—	1,228	—	—	1,228
Repayments of long-term debt	—	(34)	(1)	—	(35)
Decrease in short-term borrowings, primarily 90 days or less	—	(633)	—	—	(633)
Debt issuance costs	—	(21)	—	—	(21)
Intercompany dividend	—	—	(191)	191	—
Net borrowing with Affiliates	—	531	—	(531)	—
Net cash provided by (used in) financing activities	—	1,071	(192)	(340)	539
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	36	2	—	38
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	200	38	—	238
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$236	$40	$—	$276

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended August 1, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$186	$(1,346)	$519	$(191)	$(832)
Proceeds from sales of property and investments	—	2,673	5	—	2,678
Purchases of property and equipment	—	(82)	(4)	—	(86)
Net investing with Affiliates	(186)	—	(318)	504	—
Net cash provided by (used in) investing activities	(186)	2,591	(317)	504	2,592
Repayments of long-term debt	—	(441)	(2)	—	(443)
Decrease in short-term borrowings, primarily 90 days or less	—	(209)	—	—	(209)
Proceeds from sale-leaseback financing	—	508	—	—	508
Debt issuance costs	—	(47)	—	—	(47)
Intercompany dividend	—	—	(191)	191	—
Net borrowing with Affiliates	—	504	—	(504)	—
Net cash provided by (used in) financing activities	—	315	(193)	(313)	(191)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	1,560	9	—	1,569
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	219	31	—	250
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,779	$40	$—	$1,819

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 30, 2016.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of stores with 1,592 full-line and specialty retail stores in the United States, operating as Kmart and Sears. Further, we operate a number of websites under the Sears.com and Kmart.com banners which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way® connects all of the ways members shop - in store, at home, online and by phone.
We conduct our operations in two business segments: Kmart and Sears Domestic. The nature of operations conducted within each of these segments is discussed within the "Business Segments" section of Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. Our business segments have been determined in accordance with accounting standards regarding the determination, and reporting, of business segments.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
REVENUES
Merchandise sales and services	$5,663	$6,211	$11,057	$12,093
COSTS AND EXPENSES
Cost of sales, buying and occupancy	4,403	4,776	8,620	9,140
Gross margin dollars	1,260	1,435	2,437	2,953
Gross margin rate	22.2%	23.1%	22.0%	24.4%
Selling and administrative	1,484	1,694	2,987	3,375
Selling and administrative expense as a percentage of total revenues	26.2%	27.3%	27.0%	27.9%
Depreciation and amortization	92	114	187	236
Impairment charges	7	54	15	54
Gain on sales of assets	(54)	(526)	(115)	(633)
Total costs and expenses	5,932	6,112	11,694	12,172
Operating income (loss)	(269)	99	(637)	(79)
Interest expense	(99)	(85)	(184)	(175)
Interest and investment loss	(13)	(26)	(17)	(44)
Other loss	(1)	(1)	—	—
Loss before income taxes	(382)	(13)	(838)	(298)
Income tax (expense) benefit	(13)	221	(28)	203
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(395)	$208	$(866)	$(95)
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic earnings (loss) per share	$(3.70)	$1.95	$(8.11)	$(0.89)
Diluted earnings (loss) per share	$(3.70)	$1.84	$(8.11)	$(0.89)
Basic weighted average common shares outstanding	106.9	106.5	106.8	106.5
Diluted weighted average common shares outstanding	106.9	113.3	106.8	106.5
References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales did not impact comparable store sales for the 13 week period ended July 30, 2016, resulted in a benefit of 10 basis points for the 26 week period ended July 30, 2016, and resulted in a negative impact of approximately 40 basis points and 60 basis points, respectively, for the 13- and 26- week periods ended August 1, 2015. In addition, comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a negative impact of approximately 10 basis points for the 13 week period ended July 30, 2016 and did not have any impact on the 26 week period ended July 30, 2016. The change in unshipped sales reserves resulted in a benefit of approximately 20 basis points and 30 basis points, respectively, for the 13- and 26- week periods ended August 1, 2015.
Net Income (Loss) Attributable to Holdings' Shareholders, Adjusted EBITDA and Adjusted Loss per Share
We recorded a net loss attributable to Holdings' shareholders for the second quarter of $395 million, or $3.70 loss per diluted share, and net income of $208 million, or $1.84 earnings per diluted share, for 2016 and 2015,

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

respectively. We recorded a net loss attributable to Holdings' shareholders of $866 million, or $8.11 loss per diluted share, and $95 million, or $0.89 loss per diluted share, for the first half of 2016 and 2015, respectively.
In addition to our net income (loss) attributable to Sears Holdings' shareholders determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for purposes of evaluating operating performance, we use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), as well as Adjusted Earnings per Share ("Adjusted EPS").
Adjusted EBITDA was determined as follows:

	13 Weeks Ended		26 Weeks Ended
millions	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net income (loss) attributable to Holdings per statement of operations	$(395)	$208	$(866)	$(95)
Income tax expense (benefit)	13	(221)	28	(203)
Interest expense	99	85	184	175
Interest and investment loss	13	26	17	44
Other loss	1	1	—	—
Operating income (loss)	(269)	99	(637)	(79)
Depreciation and amortization	92	114	187	236
Gain on sales of assets	(54)	(526)	(115)	(633)
Before excluded items	(231)	(313)	(565)	(476)

Closed store reserve and severance	(18)	(2)	69	37
Pension expense	72	57	144	114
Other(1)	1	(15)	9	(89)
Amortization of deferred Seritage gain	(22)	(7)	(44)	(7)
Impairment charges	7	54	15	54
Adjusted EBITDA	$(191)	$(226)	$(372)	$(367)
(1) The 13- and 26- week periods ended July 30, 2016 consisted of expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses, while the 13- and 26- week periods ended August 1, 2015 consisted of one-time credits from vendors, expenses associated with legal matters, transactions costs associated with strategic initiatives and other expenses.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	July 30, 2016			August 1, 2015
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Operating income (loss) per statement of operations	$(9)	$(260)	$(269)	$37	$62	$99
Depreciation and amortization	15	77	92	19	95	114
Gain on sales of assets	(44)	(10)	(54)	(143)	(383)	(526)
Before excluded items	(38)	(193)	(231)	(87)	(226)	(313)

Closed store reserve and severance	(21)	3	(18)	5	(7)	(2)
Pension expense	—	72	72	—	57	57
Other(1)	—	1	1	—	(15)	(15)
Amortization of deferred Seritage gain	(5)	(17)	(22)	(1)	(6)	(7)
Impairment charges	1	6	7	2	52	54
Adjusted EBITDA	$(63)	$(128)	$(191)	$(81)	$(145)	$(226)
% to revenues	(2.8)%	(3.7)%	(3.4)%	(3.3)%	(3.9)%	(3.6)%

	26 Weeks Ended
	July 30, 2016			August 1, 2015
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Operating loss per statement of operations	$(125)	$(512)	$(637)	$(70)	$(9)	$(79)
Depreciation and amortization	34	153	187	39	197	236
Gain on sales of assets	(90)	(25)	(115)	(161)	(472)	(633)
Before excluded items	(181)	(384)	(565)	(192)	(284)	(476)

Closed store reserve and severance	52	17	69	41	(4)	37
Pension expense	—	144	144	—	114	114
Other(1)	8	1	9	8	(97)	(89)
Amortization of deferred Seritage gain	(9)	(35)	(44)	(1)	(6)	(7)
Impairment charges	4	11	15	2	52	54
Adjusted EBITDA	$(126)	$(246)	$(372)	$(142)	$(225)	$(367)
% to revenues	(2.9)%	(3.7)%	(3.4)%	(2.9)%	(3.1)%	(3.0)%
(1) The 13- and 26- week periods ended July 30, 2016 consisted of expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses, while the 13- and 26- week periods ended August 1, 2015 consisted of one-time credits from vendors, expenses associated with legal matters, transactions costs associated with strategic initiatives and other expenses.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

The following tables set forth results of operations on a GAAP and "As Adjusted" basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the 13- and 26- week periods ended July 30, 2016 and August 1, 2015.

	13 Weeks Ended July 30, 2016
		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$1,260	$—	$4	$—	$—	$(22)	$—	$—	$1,242
Selling and administrative impact	1,484	(72)	22	—	—	—	(1)	—	1,433
Depreciation and amortization impact	92	—	(1)	—	—	—	—	—	91
Impairment charges impact	7	—	(7)	—	—	—	—	—	—
Gain on sales of assets impact	(54)	—	—	21	—	—	—	—	(33)
Operating loss impact	(269)	72	(10)	(21)	—	(22)	1	—	(249)
Interest and investment loss impact	(13)	—	—	—	14	—	—	—	1
Income tax expense impact	(13)	(27)	4	8	(5)	8	—	156	131
After tax and noncontrolling interests impact	(395)	45	(6)	(13)	9	(14)	1	156	(217)
Diluted loss per share impact	$(3.70)	$0.42	$(0.05)	$(0.12)	$0.08	$(0.13)	$0.01	$1.46	$(2.03)
(1) Consists of transaction costs associated with strategic initiatives and other expenses.

	13 Weeks Ended August 1, 2015
		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$1,435	$—	$5	$—	$—	$(7)	$(33)	$—	$1,400
Selling and administrative impact	1,694	(57)	7	—	—	—	(18)	—	1,626
Depreciation and amortization impact	114	—	(2)	—	—	—	—	—	112
Impairment charges impact	54	—	(54)	—	—	—	—	—	—
Gain on sales of assets impact	(526)	—	—	508	—	—	—	—	(18)
Operating income impact	99	57	54	(508)	—	(7)	(15)	—	(320)
Interest and investment loss impact	(26)	—	—	—	23	—	—	—	(3)
Income tax benefit impact	221	(21)	(20)	190	(9)	2	6	(216)	153
After tax and noncontrolling interests impact	208	36	34	(318)	14	(5)	(9)	(216)	(256)
Diluted earnings per share impact	$1.84	$0.32	$0.30	$(2.81)	$0.12	$(0.04)	$(0.08)	$(1.91)	$(2.40)
(1) Consists of one-time credits from vendors, expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

	26 Weeks Ended July 30, 2016
		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$2,437	$—	$64	$—	$—	$(44)	$—	$—	$2,457
Selling and administrative impact	2,987	(144)	(5)	—	—	—	(9)	—	2,829
Depreciation and amortization impact	187	—	(5)	—	—	—	—	—	182
Impairment charges	15	—	(15)	—	—	—	—	—	—
Gain on sales of assets impact	(115)	—	—	47	—	—	—	—	(68)
Operating loss impact	(637)	144	89	(47)	—	(44)	9	—	(486)
Interest and investment loss impact	(17)	—	—	—	20	—	—	—	3
Income tax expense impact	(28)	(54)	(33)	18	(8)	16	(3)	342	250
After tax and noncontrolling interests impact	(866)	90	56	(29)	12	(28)	6	342	(417)
Diluted loss per share impact	$(8.11)	$0.85	$0.52	$(0.27)	$0.11	$(0.26)	$0.06	$3.20	$(3.90)
(1) Consists of expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.

	26 Weeks Ended August 1, 2015
.		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$2,953	$—	$11	$—	$—	$(7)	$(126)	$—	$2,831
Selling and administrative impact	3,375	(114)	(26)	—	—	—	(37)	—	3,198
Depreciation and amortization impact	236	—	(2)	—	—	—	—	—	234
Impairment charges impact	54	—	(54)	—	—	—	—	—	—
Gain on sales of assets impact	(633)	—	—	604	—	—	—	—	(29)
Operating loss impact	(79)	114	93	(604)	—	(7)	(89)	—	(572)
Interest and investment loss impact	(44)	—	—	—	42	—	—	—	(2)
Income tax benefit impact	203	(43)	(35)	226	(16)	2	33	(89)	281
After tax and noncontrolling interests impact	(95)	71	58	(378)	26	(5)	(56)	(89)	(468)
Diluted loss per share impact	$(0.89)	$0.67	$0.55	$(3.55)	$0.24	$(0.05)	$(0.52)	$(0.84)	$(4.39)
(1) Consists of one-time credits from vendors, expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

Adjusted EBITDA is computed as net income (loss) attributable to Sears Holdings Corporation appearing on the Condensed Statements of Operations excluding income tax (expense) benefit, interest expense, interest and investment loss, other income, depreciation and amortization and gain on sales of assets. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

We also believe that our use of Adjusted EPS provides an appropriate measure for investors to use in assessing our performance across periods, given that this measure provides an adjustment for certain significant items which may vary significantly from period to period, improving the comparability of year-to-year results and is therefore representative of our ongoing performance. Therefore, we have adjusted our results for significant items to make our statements more useful and comparable. However, we do not, and do not recommend that you, solely use Adjusted EPS to assess our financial and earnings performance. We also use, and recommend that you use, diluted earnings (loss) per share in addition to Adjusted EPS in assessing our earnings performance.
These other significant items included in Adjusted EBITDA and Adjusted EPS are further explained as follows:

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

The components of the adjustments to EBITDA related to domestic pension expense were as follows:

	13 Weeks Ended		26 Weeks Ended
millions	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Components of net periodic expense:
Interest cost	$57	$53	$114	$105
Expected return on plan assets	(51)	(63)	(101)	(125)
Recognized net loss and other	66	67	131	134
Net periodic expense	$72	$57	$144	$114

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

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

•
Gains on sales of assets – We have recorded significant gains on sales of assets, as well as gains on sales of joint venture interests, which were primarily attributable to several real estate transactions, including gains recognized due to recaptures by Seritage and the JVs. Management considers these gains on sale of assets to result from investing decisions rather than ongoing operations.

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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

subsequent periods. As this valuation allowance has a significant impact on the effective tax rate, we have adjusted our results to reflect a standard effective tax rate for the Company beginning in fiscal 2011 when the valuation allowance was first established.
13-week period ended July 30, 2016 compared to the 13-week period ended August 1, 2015
Revenues and Comparable Store Sales
Revenues decreased $548 million to $5.7 billion for the second quarter of 2016, as compared to revenues of $6.2 billion for the second quarter of 2015. The decrease in revenue was primarily driven by a 5.2% decline in comparable store sales during the quarter, which accounted for $240 million of the revenue decline, and by having fewer Kmart and Sears Full-line stores in operation, which accounted for $199 million of the decline. In addition, we also experienced a decline in revenues from Sears Hometown and Outlet Stores, Inc. ("SHO") of approximately $75 million during the second quarter of 2016.
Kmart comparable store sales declined 3.3% with declines in the pharmacy, grocery & household and consumer electronics categories, partially offset by increases in toys, jewelry, mattresses and apparel. Sears Domestic comparable store sales decreased 7.0%, primarily driven by decreases in home appliances, apparel, consumer electronics, footwear, lawn & garden and tools.
Gross Margin
Gross margin decreased $175 million to $1.3 billion for the second quarter of 2016, as compared to the prior year second quarter due to the above noted decline in sales, as well as a decline in gross margin rate. The decline in margin rate is primarily attributed to a decrease in overall product margin, as well as a decrease in occupancy leverage. Gross margin for the second quarter of 2016 included a credit of $22 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, as well as charges of $4 million related to store closures. Gross margin for the second quarter of 2015 included one-time vendor credits of $33 million, a credit of $7 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, as well as charges of $5 million related to store closures.
Kmart's gross margin rate for the second quarter improved 10 basis points compared to the prior year second quarter, while Sears Domestic's gross margin rate decreased 150 basis points for the quarter. Excluding the impact of significant items noted in our Adjusted Earnings Per Share tables, Kmart's gross margin rate would have declined 10 basis points, while Sears Domestic's gross margin rate would have declined 100 basis points compared to the prior year second quarter. While we experienced improvement in several categories in our Kmart format, the overall decline in Kmart's gross margin rate was primarily due to declines in the grocery & household and apparel categories. The decline in Sears Domestic's gross margin rate was primarily driven by a decline in the apparel category. The margin rate in both segments was negatively impacted by increased promotional markdowns, including an increase in Shop Your Way® expense.
In addition, as a result of the Seritage and JV transactions, the second quarter of 2016 included additional rent expense of approximately $48 million and the second quarter of 2015 included additional rent expense and assigned sub-tenant rental income of approximately $26 million. Due to the structure of the leases, we expect that our cash rent obligations to Seritage and the joint venture partners will decline, over time, as space in these stores is recaptured. From the inception of Seritage to date, we have received recapture notices on 15 properties, which is estimated to reduce the rent expense by approximately $8 million on an annual basis.
Selling and Administrative Expenses
Selling and administrative expenses decreased $210 million in the second quarter of 2016 compared to the prior year. The second quarter of 2016 and 2015 included significant items related to our pension plan, store closings and severance, transaction costs associated with strategic initiatives and other expenses which aggregated to expense of $51 million and $68 million, respectively. Excluding these items, selling and administrative expenses declined $193 million from the prior year quarter primarily due to a decrease in payroll expense. In addition, advertising expense also declined as we shift away from traditional advertising to use of Shop Your Way® points expense, which is included within gross margin.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

Our selling and administrative expenses as a percentage of total revenues ("selling and administrative expense rate") was 26.2% for the second quarter of 2016, compared to 27.3% in the prior year, and decreased due to the decrease in expenses noted above, partially offset by the decline in revenues.
Depreciation and Amortization
Depreciation and amortization expense decreased by $22 million in the second quarter of 2016 to $92 million, primarily due to having fewer assets to depreciate.
Impairment Charges
We recorded impairment charges of $7 million and $54 million during the second quarter of 2016 and 2015, respectively, related to the impairment of long-lived assets. Impairment charges recorded are described further in Note 3 of Notes to Condensed Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets for the quarter of $54 million in 2016 and $526 million in 2015. The gains recorded in the second quarter of 2016 included a gain of $12 million recognized on the sale of one distribution center, as well as gains of $9 million related to recapture activity of JV properties which had previously been deferred. The gains recorded during the second quarter of 2015 included gains of $508 million (comprised of a gain of $625 million and loss of $117 million) recognized in connection with the first quarter 2015 JV transactions and the transaction with Seritage. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Income (Loss)
The Company reported an operating loss of $269 million in the second quarter of 2016 compared to operating income of $99 million in the second quarter of 2015. Operating loss for the second quarter of 2016 included significant items noted above which aggregated to operating expense of $20 million. Operating income for the second quarter of 2015 included significant items noted above which aggregated to operating income of $419 million. Excluding these items, we would have reported an operating loss of $249 million and $320 million for the second quarter of 2016 and 2015, respectively. The decrease in adjusted operating loss in 2016 was primarily due to the decline in selling and administrative and depreciation and amortization expenses, partially offset by the decline in gross margin dollars.
Interest and Investment Loss
We recorded interest and investment loss of $13 million during the second quarter of 2016 compared to $26 million during the second quarter of 2015. The second quarter of 2016 and 2015 included a loss of $14 million and $23 million, respectively, related to our equity investment in Sears Canada.
Income Taxes
Our effective tax rate for the second quarter of 2016 was an expense rate of 3.4%. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2016 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. During the second quarter of 2015, the Company realized a significant tax benefit on the deferred taxes related to indefinite-life assets associated with the properties sold in the transaction with Seritage. As such, our effective tax rate for the second quarter of 2015 was a benefit of 1,700.0%. In addition, the second quarters of 2016 and 2015 were negatively impacted by foreign branch taxes and state income taxes.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

26-week period ended July 30, 2016 compared to the 26-week period ended August 1, 2015
Revenues and Comparable Store Sales
For the first half of 2016, revenues decreased $1.0 billion to $11.1 billion, as compared to revenues of $12.1 billion for the first half of 2015. The decrease in revenue was primarily driven by a 5.6% decline in comparable store sales during the first half of 2016, which accounted for $508 million of the revenue decline, and by having fewer Kmart and Sears Full-line stores in operation, which accounted for $348 million of the decline. In addition, we also experienced a decline in revenues from SHO of approximately $121 million during the first half of 2016.
Kmart comparable store sales declined 4.2% primarily driven by declines in the grocery & household, consumer electronics, pharmacy and drugstore categories. Sears Domestic comparable store sales decreased 7.0% primarily driven by decreases in home appliances, apparel, consumer electronics and footwear.
Gross Margin
Gross margin decreased $516 million to $2.4 billion for the first half of 2016, as compared to the first half of the prior year due to the above noted decline in sales, as well as a decline in gross margin rate. The decline in margin rate is primarily attributed to a decrease in overall product margin, as well as a decrease in occupancy leverage. Gross margin for the first half of 2016 included a credit of $44 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, as well as charges of $64 million related to store closures. Gross margin for the first half of 2015 included one-time vendor credits of $126 million, a credit of $7 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, as well as charges of $11 million related to store closures.
As compared to the prior year period, Kmart's gross margin rate for the first half of 2016 declined 150 basis points, while Sears Domestic's gross margin rate declined 300 basis points. Excluding the impact of significant items noted in our Adjusted Earnings Per Share tables, Kmart's gross margin rate would have declined 60 basis points with the most notable decreases experienced in the grocery & household, drugstore, pharmacy and home categories, while Sears Domestic's gross margin rate would have declined 160 basis points driven by declines experienced in the apparel, home appliances and home categories. The decline in margin rate experienced in both Kmart and Sears Domestic is primarily attributable to increased markdowns, including an increase in Shop Your Way® expense.
In addition, as a result of the Seritage and JV transactions, the first half of 2016 and 2015 included additional rent expense and assigned sub-tenant rental income of approximately $102 million and $26 million, respectively. Due to the structure of the leases, we expect that our cash rent obligations to Seritage and the joint venture partners will decline, over time, as space in these stores is recaptured. From the inception of Seritage to date, we have received recapture notices on 15 properties, which is estimated to reduce the rent expense by approximately $8 million on an annual basis.
Selling and Administrative Expenses
Selling and administrative expenses decreased $388 million in the first half of 2016 compared to the first half of 2015. The first half of 2016 included significant items related to our pension plan, store closings and severance, legal matters, transaction costs associated with strategic initiatives and other expenses which aggregated to expense of $158 million, while the first half of 2015 included items related to our pension plan, store closings and severance, transaction costs associated with strategic initiatives and other expenses which aggregated to expense of $177 million. Excluding these items, selling and administrative expenses declined $369 million from the first half of the prior year half primarily due to a decrease in payroll expense. In addition, advertising expense also declined as we shift away from traditional advertising to use of Shop Your Way® points expense, which is included within gross margin.
Our selling and administrative expense rate was 27.0% for the first half of 2016, compared to 27.9% in the prior year, and decreased due to the decrease in expenses noted above, partially offset by the decline in revenues.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

Depreciation and Amortization
Depreciation and amortization expense decreased by $49 million in the first half of 2016 to $187 million, primarily due to having fewer assets to depreciate.
Impairment Charges
We recorded impairment charges of $15 million and $54 million during the first half of 2016 and 2015, respectively, related to the impairment of long-lived assets. Impairment charges recorded are described further in Note 3 of Notes to Condensed Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets $115 million and $633 million for the first half of 2016 and 2015, respectively. The gains recorded in the first half of 2016 included gains of $26 million related to three stores that closed pursuant to recapture notices from Seritage, of which $13 million related to the gain that had previously been deferred as we no longer have continuing involvement with those properties, and $13 million related to lease termination proceeds. The gains recorded in the first half of 2016 also included gains of $9 million related to recapture activity of JV properties which had previously been deferred, as well as a gain of $12 million recognized on the sale of one distribution center. The gains recorded during the first half of 2015 included gains of $508 million (comprised of a gain of $625 million and loss of $117 million) recognized in connection with the first quarter 2015 JV transactions and the transaction with Seritage. Gains on sales of assets in the first half of 2015 also included gains of $86 million recognized on the sale of two Sears Full-line stores, and $10 million recognized on the surrender and early termination of one Kmart store lease. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
The Company reported an operating loss of $637 million and $79 million in the first half of 2016 and 2015, respectively. Operating loss for the first half of 2016 and 2015 included significant items noted above which aggregated to operating expense of $151 million and operating income of $493 million, respectively. Excluding these items, we would have reported an operating loss of $486 million and $572 million for the first half of 2016 and 2015, respectively. The decrease in adjusted operating loss in 2016 was primarily due to the decline in selling and administrative and depreciation and amortization expenses, partially offset by the decline in gross margin dollars.
Interest and Investment Loss
We recorded an interest and investment loss of $17 million during the first half of 2016 compared to $44 million during the first half of 2015. The first half of 2016 and 2015 included a loss of $20 million and $42 million, respectively, related to our equity investment in Sears Canada.
Income Taxes
Our effective tax rate for the first half of 2016 was an expense rate of 3.3% compared to a benefit rate of 68.1% in the prior year first half. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2016 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. During the first half of 2015, the Company realized a significant tax benefit on the deferred taxes related to indefinite-life assets associated with the property sold in the transaction with Seritage. In addition, the first half of 2016 and 2015 were negatively impacted by foreign branch taxes and state income taxes.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

SEGMENT OPERATIONS
The following discussion of our business segment results is organized into two reportable segments: Kmart and Sears Domestic.
Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Merchandise sales and services	$2,221	$2,459	$4,360	$4,815

Cost of sales, buying and occupancy	1,760	1,950	3,495	3,788
Gross margin dollars	461	509	865	1,027
Gross margin rate	20.8%	20.7%	19.8%	21.3%

Selling and administrative	498	594	1,042	1,217
Selling and administrative expense as a percentage of total revenues	22.4%	24.2%	23.9%	25.3%
Depreciation and amortization	15	19	34	39
Impairment charges	1	2	4	2
Gain on sales of assets	(44)	(143)	(90)	(161)
Total costs and expenses	2,230	2,422	4,485	4,885
Operating income (loss)	$(9)	$37	$(125)	$(70)
Adjusted EBITDA	$(63)	$(81)	$(126)	$(142)
Number of stores			883	963
13-week period ended July 30, 2016 compared to the 13-week period ended August 1, 2015
Revenues and Comparable Store Sales
For the quarter, Kmart's revenues decreased by $238 million to $2.2 billion in 2016, primarily due to the effect of having fewer stores in operation, which accounted for approximately $157 million of the decline, as well as the decrease in comparable store sales of 3.3%, which accounted for approximately $76 million of the decline.
Comparable store sales declined 3.3% with declines in the pharmacy, grocery & household and consumer electronics categories, partially offset by increases in toys, jewelry, mattresses and apparel.
Gross Margin
For the quarter, Kmart generated gross margin dollars of $461 million in 2016 compared to $509 million in 2015. The decrease in Kmart's gross margin dollars is due to a decrease in revenues, which was slightly offset by an increase in gross margin rate. Gross margin for the second quarter included credits of $5 million and $1 million in 2016 and 2015, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction. Gross margin for the second quarter also included charges of $3 million and $4 million in 2016 and 2015, respectively, related to store closures.
Kmart's gross margin rate for the quarter improved 10 basis points to 20.8% in 2016 from 20.7% in 2015. Excluding the impact of significant items recorded in gross margin during the quarter, Kmart's gross margin rate would have declined 10 basis points. While we experienced improvement in several categories in our Kmart format, the overall decline in Kmart's gross margin rate was primarily due to declines in the grocery & household and apparel categories driven by increased promotional markdowns, including an increase in Shop Your Way® expense.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

In addition, as a result of the Seritage and JV transactions, the second quarter of 2016 included additional rent expense of approximately $8 million and the second quarter of 2015 included additional rent expense and assigned sub-tenant rental income of approximately $4 million.
Selling and Administrative Expenses
For the quarter, Kmart's selling and administrative expenses decreased $96 million in 2016 as compared to the second quarter in 2015. Selling and administrative expenses for the second quarter of 2016 and 2015 were impacted by significant items related to store closings and severance which aggregated to a credit of $24 million and expense of $1 million, respectively. Excluding these items, selling and administrative expenses decreased $71 million primarily due to a decrease in payroll expense.
Kmart's selling and administrative expense rate for the quarter was 22.4% in 2016 and 24.2% in 2015 and decreased primarily as a result of the decreased expenses noted above, partially offset by the decline in revenues.
Gain on Sales of Assets
Kmart recorded a total gain on sales of assets for the quarter of $44 million and $143 million in 2016 and 2015, respectively. The gains recorded during the second quarter of 2016 included a gain of $12 million recognized on the sale of one distribution center. The gains recorded during the second quarter of 2015 included gains of $137 million (comprised of a gain of $154 million and loss of $17 million) recognized in connection with the transaction with Seritage. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Income (Loss)
For the quarter, Kmart recorded an operating loss of $9 million in 2016 compared to operating income of $37 million in 2015. Operating loss for the second quarter of 2016 included significant items noted above which aggregated to operating expense of $37 million. Operating income for the second quarter of 2015 included significant items noted above which aggregated to operating income of $131 million. Excluding these items, Kmart would have reported an operating loss of $46 million and $94 million for the second quarter of 2016 and 2015, respectively. The decrease in Kmart's adjusted operating loss was primarily driven by the decrease in selling and administrative expenses, partially offset by the decline in gross margin dollars.
26-week period ended July 30, 2016 compared to the 26-week period ended August 1, 2015
Revenues and Comparable Store Sales
For the first half of 2016, Kmart's revenues decreased by $455 million to $4.4 billion in 2016, primarily due to the effect of having fewer stores in operation, which accounted for approximately $257 million of the decline, as well as the decrease in comparable store sales of 4.2%, which accounted for approximately $187 million of the decline.
Comparable store sales declined primarily driven by declines in the grocery & household, consumer electronics, pharmacy and drugstore categories.
Gross Margin
For the first half of 2016, Kmart generated $865 million in gross margin compared to $1.0 billion in the first half of 2015. The decrease in Kmart's gross margin dollars is due to a decrease in revenues, as well as a decrease in gross margin rate. Gross margin for the first half of the year included credits of $9 million and $1 million in 2016 and 2015, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction. Gross margin for the first half of the year also included charges of $54 million and $9 million in 2016 and 2015, respectively, related to store closures.
Kmart's gross margin rate for the first half of the year declined 150 basis points to 19.8% in 2016 from 21.3% in 2015. Excluding the impact of significant items recorded in gross margin during the first half of the year, Kmart's gross margin rate would have declined 60 basis points, with the most notable decreases experienced in the grocery &

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

household, drugstore, pharmacy and home categories driven by increased markdowns, including an increase in Shop Your Way® expense.
In addition, as a result of the Seritage and JV transactions, the first half of 2016 and 2015 included additional rent expense and assigned sub-tenant rental income of approximately $19 million and $4 million, respectively.
Selling and Administrative Expenses
For the first half of 2016, Kmart's selling and administrative expenses decreased $175 million as compared to the first half of 2015. Selling and administrative expenses for the first half of 2016 and 2015 were impacted by significant items related to store closings and severance, as well as legal matters, which aggregated to expense of $6 million and $40 million, respectively. Excluding these items, selling and administrative expenses decreased $141 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate for the first half was 23.9% in 2016 and 25.3% in 2015 and decreased primarily as a result of the decreased expenses noted above, partially offset by the decline in revenues.
Gain on Sales of Assets
Kmart recorded a total gain on sales of assets for the first half of $90 million and $161 million in 2016 and 2015, respectively. The gains recorded during the first half of 2016 included gains of $22 million related to two stores that closed pursuant to recapture notices from Seritage, of which $10 million related to the gain that had previously been deferred as we no longer have continuing involvement with those properties, and $12 million related to lease termination proceeds, as well as a gain of $12 million recognized on the sale of one distribution center. The gains recorded during the first half of 2015 included gains of $137 million (comprised of a gain of $154 million and loss of $17 million) recognized in connection with the transaction with Seritage. The first half of 2015 also included a gain of $10 million recognized on the surrender and early termination of one Kmart store lease. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
For the first half of the year, Kmart recorded an operating loss of $125 million and $70 million in 2016 and 2015, respectively. Operating loss for the first half included significant items noted above which aggregated to operating expense of $25 million in 2016 and operating income of $97 million in 2015. Excluding these items, Kmart would have reported an operating loss of $100 million and $167 million for the first half of 2016 and 2015, respectively. The decrease in Kmart's adjusted operating loss was primarily driven by the decrease in selling and administrative expenses, partially offset by the decline in gross margin dollars.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Merchandise sales and services	$3,442	$3,752	$6,697	$7,278

Cost of sales, buying and occupancy	2,643	2,826	5,125	5,352
Gross margin dollars	799	926	1,572	1,926
Gross margin rate	23.2%	24.7%	23.5%	26.5%

Selling and administrative	986	1,100	1,945	2,158
Selling and administrative expense as a percentage of total revenues	28.6%	29.3%	29.0%	29.7%
Depreciation and amortization	77	95	153	197
Impairment charges	6	52	11	52
Gain on sales of assets	(10)	(383)	(25)	(472)
Total costs and expenses	3,702	3,690	7,209	7,287
Operating income (loss)	$(260)	$62	$(512)	$(9)
Adjusted EBITDA	$(128)	$(145)	$(246)	$(225)
Number of:
Full-line stores			683	711
Specialty stores			26	28
Total Sears Domestic Stores			709	739
13-week period ended July 30, 2016 compared to the 13-week period ended August 1, 2015
Revenues and Comparable Store Sales
For the quarter, Sears Domestic's revenues decreased by $310 million to $3.4 billion. The decline in revenue was primarily driven by a decrease in comparable store sales of 7.0%, which accounted for $164 million of the decline, and the effect of having fewer Full-line stores in operation, which accounted for $42 million of the decline. In addition, we also experienced a decline in revenues from SHO of approximately $75 million during the quarter.
Comparable store sales for the quarter declined primarily due to decreases in home appliances, apparel, consumer electronics, footwear, lawn & garden and tools.
Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $799 million in 2016, compared to $926 million in 2015. Gross margin for the second quarter of 2016 and 2015 included credits of $17 million and $6 million, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, while the second quarter of 2015 included one-time vendor credits of $33 million. Gross margin for the second quarter also included charges of $1 million in both 2016 and 2015 related to store closures.
Sears Domestic's gross margin rate for the quarter declined 150 basis points to 23.2% in 2016 from 24.7% in 2015. Excluding the impact of significant items recorded in gross margin during the quarter, Sears Domestic's gross margin rate would have declined 100 basis points primarily driven by a decline in the apparel category as a result of increased promotional markdowns, including an increase in Shop Your Way® expense.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

In addition, as a result of the Seritage and JV transactions, the second quarter of 2016 included additional rent expense of approximately $40 million and the second quarter of 2015 included additional rent expense and assigned sub-tenant rental income of approximately $22 million.
Selling and Administrative Expenses
For the quarter, Sears Domestic's selling and administrative expenses decreased $114 million in 2016 as compared to the prior year. Selling and administrative expenses for the second quarter of 2016 and 2015 were impacted by significant items related to store closures and severance and transactions costs associated with strategic initiatives, which aggregated to expense of $75 million and $67 million, respectively. Excluding these items, selling and administrative expenses decreased $122 million primarily due to a decrease in payroll expense and advertising expenses.
Sears Domestic's selling and administrative expense rate for the quarter was 28.6% in 2016 and 29.3% in 2015 and decreased as a result of the decline in expenses noted above, partially offset by the decline in sales.
Depreciation and Amortization
Depreciation and amortization expense decreased by $18 million in the second quarter of 2016 to $77 million, primarily due to having fewer assets to depreciate.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the quarter of $10 million and $383 million in 2016 and 2015, respectively. The gains recorded during the second quarter of 2016 included gains of $9 million related to recapture activity of JV properties which had previously been deferred. The gains recorded during the second quarter of 2015 included gains of $371 million (comprised of a gain of $471 million and loss of $100 million) recognized in connection with the first quarter 2015 JV transactions and the transaction with Seritage. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Income (Loss)
For the quarter, Sears Domestic reported an operating loss of $260 million in 2016 and operating income of $62 million in 2015. Sears Domestic's operating loss for the second quarter of 2016 and operating income for the second quarter of 2015 included significant items which aggregated to operating expense of $57 million and operating income of $288 million, respectively. Excluding these items, we would have reported an operating loss of $203 million and $226 million for the second quarter of 2016 and 2015, respectively. The decrease in adjusted operating loss in 2016 was driven by the above noted decrease in selling and administrative and depreciation and amortization expenses, partially offset by a decrease in gross margin.
26-week period ended July 30, 2016 compared to the 26-week period ended August 1, 2015
Revenues and Comparable Store Sales
For the first half of 2016, Sears Domestic's revenues decreased by $581 million to $6.7 billion. The decline in revenue was primarily driven by a decrease in comparable store sales of 7.0%, which accounted for $321 million of the decline, and the effect of having fewer Full-line stores in operation, which accounted for $91 million of the decline. In addition, we also experienced a decline in revenues from SHO of approximately $121 million during the first half of 2016.
Comparable store sales for the first half of 2016 declined primarily due to decreases in home appliances, apparel, consumer electronics and footwear.
Gross Margin
For the first half of the year, Sears Domestic generated gross margin dollars of $1.6 billion and $1.9 billion in 2016 and 2015, respectively. Gross margin for the first half of 2016 and 2015 included credits of $35 million and $6

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

million, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, while the first half of 2015 also included one-time vendor credits of $126 million. Gross margin for the first half of the year also included charges of $10 million and $2 million in 2016 and 2015, respectively, related to store closures.
Sears Domestic's gross margin rate for the first half of the year declined 300 basis points to 23.5% in 2016 from 26.5% in 2015. Excluding the impact of significant items recorded in gross margin during the first half of 2016 and 2015, Sears Domestic's gross margin rate would have declined 160 basis points driven by declines experienced in the apparel, home and footwear categories due to increased markdowns, including an increase in Shop Your Way® expense.
In addition, as a result of the Seritage and JV transactions, the first half of 2016 and 2015 included additional rent expense and assigned sub-tenant rental income of approximately $83 million and $22 million, respectively.
Selling and Administrative Expenses
For the first half of the year, Sears Domestic's selling and administrative expenses decreased $213 million in 2016 as compared to the prior year. Selling and administrative expenses for the first half of 2016 and 2015 were impacted by significant items related to store closures and severance and transactions costs associated with strategic initiatives, which aggregated to expense of $152 million and $137 million, respectively. Excluding these items, selling and administrative expenses decreased $228 million in the first half of 2016 primarily due to a decrease in payroll expense.
Sears Domestic's selling and administrative expense rate for the first half of the year was 29.0% in 2016 and 29.7% in 2015 and decreased as a result of the decline in expenses noted above, partially offset by the decline in sales.
Depreciation and Amortization
Depreciation and amortization expense decreased by $44 million in the first half of 2016 to $153 million, primarily due to having fewer assets to depreciate.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets of $25 million and $472 million for the first half of 2016 and 2015, respectively. The gains recorded during the first half of 2016 included gains of $9 million related to recapture activity of JV properties which had previously been deferred, as well as a gain of $4 million related to one store that closed pursuant to a recapture notice from Seritage, of which $3 million related to the gain that had previously been deferred as we no longer have continuing involvement with those properties, and $1 million related to lease termination proceeds. The gains recorded during the first half of 2015 included gains of $371 million (comprised of a gain of $471 million and loss of $100 million) recognized in connection with the JV transactions and the transaction with Seritage. The gains recorded during the first half of 2015 also included gains of $86 million recognized on the sale of two Sears Full-line stores for which we received $96 million of cash proceeds. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
For the first half of the year, Sears Domestic reported an operating loss of $512 million and $9 million in 2016 and 2015, respectively. Sears Domestic's operating loss for the first half of 2016 and 2015 included significant items which aggregated to operating expense of $126 million and operating income of $396 million, respectively. Excluding these items, we would have reported an operating loss of $386 million and $405 million for the first half of 2016 and 2015, respectively. The decrease in adjusted operating loss in 2016 was driven by the above noted decrease in selling and administrative and depreciation and amortization expenses, partially offset by a decrease in gross margin.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of July 30, 2016, August 1, 2015 and January 30, 2016 are detailed in the following table.

millions	July 30, 2016	August 1, 2015	January 30, 2016
Cash and equivalents	$160	$1,698	$141
Cash posted as collateral	3	2	2
Credit card deposits in transit	113	119	95
Total cash balances	$276	$1,819	$238
We had total cash balances of $276 million at July 30, 2016, compared to $1.8 billion at August 1, 2015 and $238 million at January 30, 2016. During the first half of 2016, the Company received net proceeds of approximately $722 million from the new senior secured term loan (the "2016 Term Loan"), as well as net proceeds of approximately $485 million from the secured loan facility (the "Secured Loan Facility). In addition, the Company generated approximately $214 million from the sale of properties and investments. These proceeds were primarily used to reduce outstanding borrowings under the Company's asset-based revolving credit facility and for general corporate purposes.
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
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $41 million, $67 million and $59 million as of July 30, 2016, August 1, 2015 and January 30, 2016, respectively.
Operating Activities
During the first half of 2016, we used net cash in operating activities of $640 million compared to $832 million in the first half of 2015. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories. We used less cash in operations in the first half of 2016 compared to the prior year first half primarily due a decrease in our net inventory.
Merchandise inventories were $4.7 billion and $5.0 billion at July 30, 2016 and August 1, 2015, respectively, while merchandise payables were $1.3 billion and $1.7 billion at July 30, 2016 and August 1, 2015. Sears Domestic inventory decreased in a majority of the categories with the most notable decreases in the consumer electronics, home appliances, tools and footwear categories. Kmart inventory also decreased with the most notable decreases in the drugstore, grocery & household and pharmacy categories, which were partially offset by an increase in apparel inventory.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

Investing Activities
During the first half of 2016, we generated net cash flows in investing activities of $139 million, which consisted of cash proceeds from the sale of properties and investments of $214 million, offset by cash used for capital expenditures of $75 million. During the first half of 2015, we generated net cash flows from investing activities of $2.6 billion, which consisted of cash proceeds from the sale of properties and investments of $2.7 billion, partially offset by cash used for capital expenditures of $86 million. Proceeds from the sales of properties and investments included $2.6 billion of proceeds from the Seritage transaction.
Financing Activities
For the first half of 2016, we generated net cash flows from financing activities of $539 million, which consisted of net proceeds from the 2016 Term Loan of $722 million, as well as net cash proceeds from the Secured Loan Facility of $485 million, which were partially offset by a decrease in short-term borrowings of $633 million and debt repayments of $35 million. During the first half of 2015, we used net cash flows in financing activities of $191 million, which consisted of debt repayments of $443 million, of which $200 million was the repayment of a portion of the secured short-term loan, a decrease in short-term borrowings of $209 million and the payment of debt issuance costs of $47 million related to the amendment and extension of our Domestic Credit Facility, partially offset by $508 million net cash proceeds from sale-leaseback financing, which consisted of $426 million of proceeds from the JV transactions received during the first quarter of 2015 and $82 million of proceeds from the four JV properties that have continuing involvement received during the second quarter of 2015.
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
During 2015, we entered into three different real estate joint ventures with General Growth Properties, Inc., Simon Property Group, Inc. and The Macerich Company, in which we contributed a total of 31 properties to the joint ventures in exchange for a 50% interest in each of the joint ventures and $429 million in cash proceeds ($426 million net of closing costs). During the second quarter of 2015, the Company also completed the rights offering and sale-leaseback transaction with Seritage and received aggregate gross proceeds from the transaction of $2.7 billion, of which a portion were used to reduce our debt, fund our pension plan and to absorb operating losses. Holdings' lease payments to the Seritage and real estate joint ventures, respectively, will be approximately $134 million and $42 million annually, with increases of 2% per year beginning in the second lease year for the REIT properties and in the fourth lease year for the joint venture properties.
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
During the first half of 2016, the Company closed the $750 million Senior Secured Term Loan (the "2016 Term Loan") maturing in July 2020, as discussed in Note 2, and received approximately $722 million in net proceeds. Additionally, the Company entered into a $500 million committed secured loan facility (the "Secured Loan Facility") maturing in July 2017, as discussed in Note 2, and received net proceeds of approximately $485 million. Additionally, the Company generated over $200 million in cash proceeds from the sale of real estate and other asset sales. These actions provided the Company with additional financial flexibility as we execute on our transformation to a more asset-light integrated retailer leveraging our membership-based Shop Your Way® program.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

As discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, we are taking further actions to accelerate our transformation, which is focused on our Shop Your Way® membership program and our Integrated Retail offerings. As we leverage Shop Your Way® and Integrated Retail, we expect to continue to right-size, redeploy and highlight the value of our assets, including our real estate portfolio, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company. We intend to continue to evaluate and optimize our cost structure, including optimizing store-level marketing expenditures and overall staffing levels, and we will be taking action to reduce our fixed costs, and to improve our inventory management and gross margin realization. As we progress in our transformation, we are primarily focusing on profitability instead of revenues, market share and other metrics each of which relate to, but do not necessarily drive profit. This approach may negatively impact our sales, however, it is aimed at returning the Company to profitability. We continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported a loss during the second quarter of 2016. In addition to the previously described actions taken to date in 2016, we expect to pursue other near-term actions to improve liquidity, position the Company for success and profitability with the goal of creating long-term value and funding our transformation. These additional actions may include expense reductions, additional debt financing, generating liquidity through our previously announced intention to explore alternatives for our Kenmore®, Craftsman® and DieHard® brands and our Sears Home Services business by evaluating potential partnerships or other transactions that could expand distribution of our brands and service offerings to realize significant growth, or asset sales. Our Amended Domestic Credit Agreement discussed in Note 2 provides us flexibility of up to $500 million of FILO capacity and up to $2.0 billion of second lien capacity (of which $304 million is currently utilized), all depending on the applicable and available borrowing base as defined in our Amended Domestic Credit Agreement, as well as our ability to secure commitments from lenders. Our ability to utilize these features of the Amended Domestic Credit Agreement is currently constrained by our available borrowing base; however, we also have flexibility to obtain longer-term secured or unsecured financing maturing outside of the credit facility maturity date which would not be subject to these limitations (see Note 2 of Notes to Condensed Consolidated Financial Statements). In August 2016, we received an offer from ESL Investments, Inc. ("the ESL proposal") to provide $300 million of additional debt financing secured by a junior lien against our inventory, receivables and other working capital, which offer has been accepted. Under the ESL proposal, the Company may, in its discretion, offer to third party investors the right to participate in up to an additional $200 million of debt financing on the same terms and conditions. The financing is subject to customary conditions and is expected to close in the next 7 to 10 business days.
We believe that our liquidity needs will be satisfied by the actions discussed through the foreseeable future; however, we cannot predict the outcome of the actions to generate liquidity, or whether such actions would generate the expected liquidity as currently planned, or the availability of additional debt financing. The specific actions taken or assets involved, the timing, and the overall amount will depend on a variety of factors, including market conditions, interest in specific assets, valuations of those assets and our underlying operating performance.
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

Our outstanding borrowings at July 30, 2016, August 1, 2015 and January 30, 2016 were as follows:

millions	July 30, 2016	August 1, 2015	January 30, 2016
Short-term borrowings:
Unsecured commercial paper	$101	$6	$—
Secured borrowings	63	—	797
Long-term debt, including current portion:
Notes and debentures outstanding	3,211	2,898	1,984
Capitalized lease obligations	176	221	195
Total borrowings	$3,551	$3,125	$2,976
We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets and secured short-term debt.

	13 Weeks Ended		26 Weeks Ended
millions	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Secured borrowings:
Maximum daily amount outstanding during the period	$312	$799	$1,150	$799
Average amount outstanding during the period	111	426	463	483
Amount outstanding at period-end	63	—	63	—
Weighted average interest rate	5.2%	2.8%	4.4%	2.9%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$137	$104	$184	$104
Average amount outstanding during the period	61	43	64	24
Amount outstanding at period-end	101	6	101	6
Weighted average interest rate	7.9%	4.0%	7.8%	4.1%

Secured short-term loan:
Maximum daily amount outstanding during the period	$—	$200	$—	$400
Average amount outstanding during the period	—	69	—	169
Amount outstanding at period-end	—	—	—	—
Weighted average interest rate	—%	5.0%	—%	5.0%
Information about our Domestic Credit Agreement, Term Loan, Secured Loan Facility, Secured Short-term Loan, 2016 Term Loan, Senior Secured Notes, Senior Unsecured Notes, Unsecured Commercial Paper, and Wholly-owned Insurance Subsidiary and Intercompany Securities is included in Note 2 of Notes to Condensed Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

Intangible Asset Impairment Assessment
We continue to monitor our performance and do not believe an event has occurred that would result in an indefinite-lived intangible asset impairment at quarter end. However, further indefinite-lived intangible impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry, deterioration in our performance or our future projections, if actual results are not consistent with our estimates and assumptions used in the 2015 year-end impairment analysis, or changes in our plans for one or more indefinite-lived intangible assets. Further, our business is seasonal in nature, and we generate a high proportion of our revenues, operating income and operating cash flows during the fourth quarter of our year, which includes the holiday season. As a result, our overall profitability is heavily impacted by our fourth quarter operating results. The intangible asset impairment analysis is particularly sensitive to changes in the projected revenue growth rate and the assumed weighted-average cost of capital. We will continue to monitor for such changes in facts or circumstances, which may be indicators of potential impairment triggers, and may result in impairment charges in the future, which could be material to our results of operations.
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations.
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At July 30, 2016, 53% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at July 30, 2016, which totaled approximately $1.9 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $19 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
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

SEARS HOLDINGS CORPORATION

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1, "Financial Statements—Notes to Condensed Consolidated Financial Statements," Note 9—"Legal Proceedings," for additional information regarding legal proceedings, which information is incorporated herein by this reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the second quarter of 2016. During the 13-week period ended July 30, 2016, we did not repurchase any shares of our common stock under our common share repurchase program. At July 30, 2016, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 1, 2016 to May 28, 2016	—	$—	—	$—
May 29, 2016 to July 2, 2016	8,709	12.31	—	—
July 3, 2016 to July 30, 2016	—	—	—	—
Total	8,709	$12.31	—	$—	$503,907,832

(1)	Consists entirely of 8,709 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.

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

SEARS HOLDINGS CORPORATION

Date: August 25, 2016	By:	/s/ ROBERT A. RIECKER
	Name:	Robert A. Riecker
	Title:	Vice President, Controller and Chief Accounting Officer*

*Mr. Riecker is signing this report both as a duly authorized officer and as the principal accounting officer.

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, dated January 22, 2014, filed on January 24, 2014 (File No. 000-51217)).

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 weeks ended July 30, 2016 and August 1, 2015; (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the 13 and 26 weeks ended July 30, 2016 and August 1, 2015; (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of July 30, 2016, August 1, 2015 and January 30, 2016; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 weeks ended July 30, 2016 and August 1, 2015; (v) the Condensed Consolidated Statements of Equity (Deficit) (Unaudited) for the 26 weeks ended July 30, 2016 and August 1, 2015; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

__________________

E-1