Form 10-Q
period 2016-10-29
SEARS HOLDINGS CORP
filed 2016-12-08
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217, 001-36693
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
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
Yes    ☐            No    ☒
As of December 5, 2016, the registrant had 107,033,252 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
REVENUES
Merchandise sales and services(1)(2)	$5,029	$5,750	$16,086	$17,843
COSTS AND EXPENSES
Cost of sales, buying and occupancy(1)(3)	4,067	4,488	12,687	13,628
Selling and administrative	1,543	1,630	4,530	5,005
Depreciation and amortization	91	94	278	330
Impairment charges	3	17	18	71
Gain on sales of assets	(51)	(97)	(166)	(730)
Total costs and expenses	5,653	6,132	17,347	18,304
Operating loss	(624)	(382)	(1,261)	(461)
Interest expense	(105)	(74)	(289)	(249)
Interest and investment income (loss)	(8)	17	(25)	(27)
Loss before income taxes	(737)	(439)	(1,575)	(737)
Income tax (expense) benefit	(11)	(14)	(39)	189
Net loss	(748)	(453)	(1,614)	(548)
Income attributable to noncontrolling interests	—	(1)	—	(1)
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(748)	$(454)	$(1,614)	$(549)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(6.99)	$(4.26)	$(15.10)	$(5.15)
Diluted loss per share	$(6.99)	$(4.26)	$(15.10)	$(5.15)
Basic weighted average common shares outstanding	107.0	106.6	106.9	106.5
Diluted weighted average common shares outstanding	107.0	106.6	106.9	106.5

(1)
Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $271 million and $315 million for the 13 weeks ended October 29, 2016 and October 31, 2015, respectively, and $847 million and $1.0 billion for the 39 weeks ended October 29, 2016 and October 31, 2015, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

(2) Includes revenue from Lands' End, Inc. ("Lands' End") for retail services and rent for Lands' End Shops at owned Sears locations, participation in the Shop Your Way® program and corporate shared services of $15 million and $14 million for the 13 weeks ended October 29, 2016 and October 31, 2015, respectively, and $38 million and $45 million for the 39 weeks ended October 29, 2016 and October 31, 2015, respectively.
(3) Includes rent expense (consisting of straight-line rent expense offset by amortization of a deferred gain on sale-leaseback) of $22 million and $22 million for the 13 weeks ended October 29, 2016 and October 31, 2015, respectively, and $64 million and $27 million for the 39 weeks ended October 29, 2016 and October 31, 2015, respectively, pursuant to the master lease with Seritage Growth Properties ("Seritage"). Also includes installment expenses of $17 million and $17 million for the 13 weeks ended October 29, 2016 and October 31, 2015, respectively, and $51 million and $22 million for the 39 weeks ended October 29, 2016 and October 31, 2015, respectively.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)

	13 Weeks Ended		39 Weeks Ended
millions	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net loss	$(748)	$(453)	$(1,614)	$(548)
Other comprehensive income
Pension and postretirement adjustments, net of tax	64	65	192	196
Total other comprehensive income	64	65	192	196
Comprehensive loss	(684)	(388)	(1,422)	(352)
Comprehensive loss attributable to noncontrolling interests	—	(1)	—	(1)
Comprehensive loss attributable to Holdings' shareholders	$(684)	$(389)	$(1,422)	$(353)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

millions	October 29, 2016	October 31, 2015	January 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$258	$294	$238
Accounts receivable(1)	372	475	419
Merchandise inventories	5,032	6,208	5,172
Prepaid expenses and other current assets(2)	304	242	216
Total current assets	5,966	7,219	6,045
Property and equipment (net of accumulated depreciation and amortization of $2,886, $2,925 and $2,960)	2,392	2,668	2,631
Goodwill	269	269	269
Trade names and other intangible assets	1,904	2,090	1,909
Other assets	334	510	483
TOTAL ASSETS	$10,865	$12,756	$11,337
LIABILITIES
Current liabilities
Short-term borrowings(3)	$618	$686	$797
Current portion of long-term debt and capitalized lease obligations(4)	594	71	71
Merchandise payables	1,556	2,295	1,574
Other current liabilities(5)	1,848	1,927	1,925
Unearned revenues	759	793	787
Other taxes	355	324	284
Total current liabilities	5,730	6,096	5,438
Long-term debt and capitalized lease obligations(6)	3,087	2,111	2,108
Pension and postretirement benefits	1,997	2,133	2,206
Deferred gain on sale-leaseback	656	775	753
Sale-leaseback financing obligation	164	164	164
Other long-term liabilities	1,716	1,811	1,731
Long-term deferred tax liabilities	890	959	893
Total Liabilities	14,240	14,049	13,293
Commitments and contingencies
DEFICIT
Total Deficit	(3,375)	(1,293)	(1,956)
TOTAL LIABILITIES AND DEFICIT	$10,865	$12,756	$11,337

(1)
Includes $20 million, $85 million and $51 million at October 29, 2016, October 31, 2015 and January 30, 2016, respectively, of net amounts receivable from SHO, and $4 million of net amounts receivable from Lands' End at October 31, 2015. Also, includes $14 million, $8 million and $7 million of net amounts receivable from Seritage at October 29, 2016, October 31, 2015 and January 30, 2016, respectively.

(2) Includes $9 million prepaid rent to Seritage at October 31, 2015 and January 30, 2016.
(3) Includes balances held by related parties of $249 million at October 29, 2016 related to our commercial paper.
(4) Includes balances held by related parties of $216 million at October 29, 2016 related to our Secured Loan Facility.
(5) Includes $1 million of net amounts payable to Lands' End at both October 29, 2016 and January 30, 2016.

(6)
Includes balances held by related parties of $1.2 billion, $629 million and $603 million at October 29, 2016, October 31, 2015 and January 30, 2016, respectively, related to our Senior Secured Notes, Subsidiary Notes, Senior Unsecured Notes, Second Lien Term Loan and 2016 Term Loan. See Note 11 for further information.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	39 Weeks Ended
millions	October 29, 2016	October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,614)	$(548)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax valuation allowance	(37)	(500)
Depreciation and amortization	278	330
Impairment charges	18	71
Gain on sales of assets	(166)	(730)
Pension and postretirement plan contributions	(261)	(246)
Mark-to-market adjustments of financial instruments	22	33
Amortization of deferred gain on sale-leaseback	(66)	(30)
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	34	213
Merchandise inventories	140	(1,265)
Merchandise payables	(18)	674
Income and other taxes	97	(40)
Other operating assets	3	7
Other operating liabilities	162	(23)
Net cash used in operating activities	(1,408)	(2,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments(1)	274	2,708
Purchases of property and equipment	(115)	(152)
Net cash provided by investing activities	159	2,556

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances(2)	1,528	—
Repayments of debt(3)	(50)	(1,387)
Increase (decrease) in short-term borrowings, primarily 90 days or less	(179)	471
Proceeds from sale-leaseback financing(1)	—	508
Debt issuance costs	(30)	(50)
Net cash provided by (used in) financing activities	1,269	(458)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20	44
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	238	250
CASH AND CASH EQUIVALENTS, END OF PERIOD	$258	$294

Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$18	$36
Cash interest paid(4)	186	191
Unpaid liability to acquire equipment and software	15	11
(1) Holdings received cash proceeds of $2.7 billion ($2.6 billion, net of closing costs) from the Seritage transaction (including $745 million and $297 million respectively, received from ESL Investments, Inc. and its affiliates ("ESL"), and Fairholme Capital Management, LLC and its affiliates ("Fairholme") and $429 million ($426 million, net of closing costs) from the JV transactions. Proceeds from the Seritage transaction are included in proceeds from sales of property and investments ($2.6 billion), and proceeds from sale-leaseback financing ($82 million) for the 39 weeks ended October 31, 2015. Proceeds from the JV transactions are included in proceeds from sale-leaseback financing ($426 million) for the 39 weeks ended October 31, 2015. See Note 3 for further information and defined terms.
(2) Proceeds in 2016 include $300 million, $246 million (net of original issue discount) and $250 million from related parties in connection with the Second Lien Term Loan, 2016 Term Loan and Secured Loan Facility, respectively. See Notes 2 and 11 for further information.
(3) Repayments in 2015 include $400 million of a secured short-term loan with related parties and $482 million of Senior Secured Notes tendered by related parties. See Note 11 for further information
(4) Cash interest paid includes $53 million and $50 million interest paid to related parties related to our unsecured commercial paper, Secured Loan Facility, Senior Secured Notes, Subsidiary Notes, Senior Unsecured Notes, Second Lien Term Loan and 2016 Term Loan during the 39 weeks ended October 29, 2016 and October 31, 2015, respectively. See Note 11 for further information.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Deficit
(Unaudited)

	Deficit Attributable to Holdings' Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 31, 2015	107	$1	$(5,949)	$9,189	$(2,162)	$(2,030)	$6	$(945)
Comprehensive loss
Net loss	—	—	—	—	(549)	—	1	(548)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	196	—	196
Total Comprehensive Loss								(352)
Stock awards	—	—	11	(11)	—	—	—	—
Associate stock purchase	—	—	4	—	—	—	—	4
Balance at October 31, 2015	107	$1	$(5,934)	$9,178	$(2,711)	$(1,834)	$7	$(1,293)
Balance at January 30, 2016	107	$1	$(5,928)	$9,173	$(3,291)	$(1,918)	$7	$(1,956)
Comprehensive loss
Net loss	—	—	—	—	(1,614)	—	—	(1,614)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	192	—	192
Total Comprehensive Loss								(1,422)
Stock awards	—	—	19	(20)	—	—	—	(1)
Associate stock purchase	—	—	6		—	—	—	6
Distribution to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Balance at October 29, 2016	107	$1	$(5,903)	$9,153	$(4,905)	$(1,726)	$5	$(3,375)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 1,503 full-line and specialty retail stores in the United States, operating through Kmart and Sears. We operate under two reportable segments: Kmart and Sears Domestic.
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
Depreciation Expense
Depreciation expense included within depreciation and amortization reported on the Condensed Consolidated Statements of Operations was $90 million and $93 million for the 13 week periods ended October 29, 2016 and October 31, 2015, respectively, and $274 million and $325 million for the 39 week periods ended October 29, 2016 and October 31, 2015, respectively.
Vendor Credits
During the 39 week period ended October 31, 2015, the Company received $126 million related to one-time credits from vendors associated with prior supply arrangements, which have been reflected as a credit within cost of sales, buying and occupancy on the Condensed Consolidated Statement of Operations.
Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment and pension plan contributions. We have incurred losses and experienced negative operating cash flows for the past several years; accordingly, the Company has taken a number of actions to support its operations and meet its obligations.
During 2016, the Company closed the $750 million Senior Secured Term Loan (the "2016 Term Loan") maturing in July 2020, as discussed in Note 2, and received approximately $722 million in net proceeds. The Company entered into a $500 million committed secured loan facility (the "Secured Loan Facility") maturing in July 2017, as also discussed in Note 2, and received net proceeds of approximately $485 million. The Company also entered into a $300 million Second Lien Credit Agreement (the “Second Lien Term Loan”) maturing in 2020 which generated net proceeds of approximately $291 million, as discussed in Note 2. Additionally, the Company generated over $270 million in cash proceeds from the sale of real estate and other asset sales. The funds received from these actions were used to reduce outstanding borrowings under the Company's asset-based revolving credit facility and for general corporate purposes.
In addition to the previously described actions taken to date in 2016, we expect to pursue other near-term actions to support our operations, meet our obligations and improve liquidity. These additional actions may include further expense reductions, additional debt financing, generating liquidity through our previously announced intention to explore alternatives for our Kenmore®, Craftsman® and DieHard® brands and our Sears Home Services business by evaluating potential partnerships or other transactions that could expand distribution of our brands and service offerings to realize significant growth, or other asset sales. Our Amended Domestic Credit Agreement discussed in

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Note 2 provides us up to $500 million of "FILO" ("first in last out") loan capacity under the credit agreement and up to $2.0 billion of second lien loan capacity (of which $604 million is currently utilized) outside the credit agreement, all depending on the applicable and available borrowing base as defined in our applicable debt agreements, as well as our ability to secure commitments from lenders. We also have the ability to obtain longer-term secured or unsecured financing maturing outside of the credit facility maturity date which would not be subject to borrowing base limitations (see Note 2).
We believe that our liquidity needs will be satisfied by the actions discussed above; however, we cannot predict the outcome of any actions to generate liquidity, whether such actions would generate the expected liquidity as currently planned, or the availability of additional debt financing. The specific actions taken or assets involved, the timing, and the overall amount will depend on a variety of factors, including market conditions, interest in specific assets, valuations of those assets and our underlying operating performance.
If we continue to experience operating losses and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, we may not be able to access additional funds under our Amended Domestic Credit Agreement and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency.
Sears Canada
At each of October 29, 2016, October 31, 2015 and January 30, 2016, the Company was the beneficial holder of approximately 12 million, or 12%, of the common shares of Sears Canada. Our equity method investment in Sears Canada was $23 million, $86 million and $52 million at October 29, 2016, October 31, 2015 and January 30, 2016, respectively, and is included within other assets on the Condensed Consolidated Balance Sheets. The fair value of our equity method investment in Sears Canada was determined based on quoted market prices for its common stock. Our equity method investment in Sears Canada is valued using Level 1 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
NOTE 2—BORROWINGS
Total borrowings were as follows:

millions	October 29, 2016	October 31, 2015	January 30, 2016
Short-term borrowings:
Unsecured commercial paper	$248	$9	$—
Secured borrowings	370	677	797
Long-term debt, including current portion:
Notes and debentures outstanding	3,517	1,976	1,984
Capitalized lease obligations	164	206	195
Total borrowings	$4,299	$2,868	$2,976
The fair value of long-term debt, excluding capitalized lease obligations, was $3.6 billion at October 29, 2016, $2.2 billion at October 31, 2015 and $1.9 billion at January 30, 2016. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Unsecured Commercial Paper
We borrow through the commercial paper markets. At October 29, 2016 and October 31, 2015, we had outstanding commercial paper borrowings of $249 million and $9 million, respectively, while at January 30, 2016, we had no commercial paper borrowings outstanding. The carrying value of commercial paper, net of remaining discount, was $248 million and $9 million at October 29, 2016 and October 31, 2015, respectively.
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
On February 25, 2015, we entered into an agreement effective February 28, 2015, to amend and extend the $400 million secured short-term loan. Under the terms of the amendment, we repaid $200 million of the $400 million on March 2, 2015 and the remaining $200 million on June 1, 2015, resulting in no balance outstanding at October 29, 2016, October 31, 2015 or January 30, 2016. During the 39 week period ended October 31, 2015, the Short-Term Borrowers paid interest of $6 million to the Short-Term Lender.
Secured Loan Facility
On April 8, 2016, the Company, through Sears, Roebuck and Co., Sears Development Co., Innovel Solutions, Inc., Big Beaver of Florida Development, LLC and Kmart Corporation (collectively, "Secured Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, obtained a $500 million secured loan facility (the "Secured Loan Facility") from JPP, LLC, JPP II, LLC, and Cascade Investment, LLC (collectively, the "Secured Loan Lenders"). JPP, LLC and JPP II, LLC are entities affiliated with ESL. The first $250 million of the Secured Loan Facility was funded on April 8, 2016 and the remaining $250 million was funded on April 22, 2016. The Secured Loan Facility has a maturity date of July 7, 2017, and is included within current portion of long-term debt on the Condensed Consolidated Balance Sheets at October 29, 2016. The Company used the proceeds of the Secured Loan Facility to reduce outstanding borrowings under the Company's asset-based revolving credit facility and for general corporate purposes. The carrying value of the secured loan facility, net of the remaining debt issuance costs, was $492 million at October 29, 2016.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
Domestic Credit Agreement
During the first quarter of 2011, Sears Roebuck Acceptance Corporation ("SRAC"), Kmart Corporation (together with SRAC, the "Borrowers") and Holdings entered into an amended credit agreement (the "Domestic Credit Agreement"). On October 2, 2013, Holdings and the Borrowers entered into a First Amendment (the "Amendment") to the Domestic Credit Agreement with a syndicate of lenders. Pursuant to the Amendment, the Borrowers borrowed $1.0 billion under a new senior secured term loan facility (the "Term Loan"). On July 21, 2015, the Borrowers and Holdings entered into an amended and restated credit agreement (the "Amended Domestic Credit Agreement") with a syndicate of lenders that amended and restated the then-existing Domestic Credit Agreement, and on April 8, 2016, the Amended Domestic Credit Agreement was further amended in connection with the 2016 Term Loan as described below. The Amended Domestic Credit Agreement provides a $3.275 billion asset-based revolving credit facility (the "Revolving Facility") with a $1.0 billion letter of credit sub-facility. The maturity date for $1.971 billion of the Revolving Facility has been extended to July 20, 2020, while $1.304 billion expired on April 8, 2016. The Amended Domestic Credit Agreement also governs the Term Loan, which retains its maturity date of June 30, 2018. The Amended Domestic Credit Agreement includes an accordion feature that allows the Borrowers to use, subject to borrowing base requirements, existing collateral for the facility to obtain up to $1.0 billion of additional borrowing capacity, of which $750 million was utilized for the 2016 Term Loan (described below). The Amended Domestic Credit Agreement also includes a "FILO" ("first in last out") tranche feature that allows an additional $500 million of borrowing capacity and increased Holdings' ability to undertake short-term borrowings from $500 million to $750 million.
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
The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on substantially all of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility is guaranteed by all domestic subsidiaries of Holdings that own inventory or credit card or pharmacy receivables. The Revolving Facility also permits aggregate second lien indebtedness of up to $2.0 billion, of which $604 million in second lien notes were outstanding at October 29, 2016, resulting in $1.4 billion of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either (1) LIBOR (subject to a 1.00% LIBOR floor) or (2) the highest of (x) the prime rate of the bank acting as agent of the syndicate of lenders, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% (the highest of (x), (y) and (z), the "Base Rate"), plus an applicable margin for LIBOR loans of 4.50% and for Base Rate loans of 3.50%. Currently, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing June 30, 2018. Additionally, the Borrowers are required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Amended Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

the Company that guarantee the Revolving Facility. At October 29, 2016, October 31, 2015 and January 30, 2016, respectively, we had borrowings of $973 million, $983 million and $980 million under the Term Loan, and carrying value, net of the remaining discount and debt issuance costs, of $964 million, $969 million and $968 million.
The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, is at least 15%, exceptions that may be subject to certain maximum amounts and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility. Further, the Amended Domestic Credit Agreement includes customary covenants that restrict our ability to make dispositions, prepay debt and make investments, subject, in each case, to various exceptions. The Amended Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.
At October 29, 2016, October 31, 2015 and January 30, 2016, we had $370 million, $677 million and $797 million, respectively, of Revolving Facility borrowings and $660 million, $654 million and $652 million, respectively, of letters of credit outstanding under the Revolving Facility. At October 29, 2016, October 31, 2015 and January 30, 2016, the amount available to borrow under the Revolving Facility was $174 million, $963 million and $316 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
Second Lien Term Loan
On September 1, 2016, the Company, SRAC and Kmart Corporation (together with SRAC, the "Second Lien Borrowers") entered into a Second Lien Credit Agreement (the "Second Lien Credit Agreement") with JPP, LLC and JPP II, LLC (together, the "Second Lien Lenders"), entities affiliated with ESL, pursuant to which the Second Lien Borrowers borrowed $300 million under a term loan (the "Second Lien Term Loan"). The Company received net proceeds of $291 million, which were used for general corporate purposes.
The maturity date for the Second Lien Term Loan is July 20, 2020 and the Second Lien Term Loan will not amortize. The Second Lien Credit Agreement includes an accordion feature that allows the Second Lien Borrowers to seek to obtain from third parties up to $200 million of additional loans under the Second Lien Credit Agreement on the same terms as the Second Lien Term Loan. The Second Lien Term Loan bears interest at a rate equal to, at the election of the Second Lien Borrowers, either LIBOR (subject to a 1.00% floor) or a specified prime rate ("Base Rate"), in either case plus an applicable margin. The margin with respect to the Second Lien Term Loan is 7.50% for LIBOR loans and 6.50% for Base Rate loans.
The Company’s obligations under the Second Lien Credit Agreement are secured on a pari passu basis with the Company’s obligations under that certain Indenture, dated as of October 12, 2010, pursuant to which the Company issued its Senior Secured Notes (defined below). The collateral includes inventory, receivables and other related assets of the Company and its subsidiaries which are obligated on the Second Lien Term Loan and the Senior Secured Notes. The Second Lien Credit Agreement is guaranteed by all domestic subsidiaries of the Company that guarantee the Company’s obligations under its existing Revolving Facility.
The Second Lien Credit Agreement includes representations and warranties, covenants and other undertakings, which representations and warranties, covenants and other undertakings and events of default that are substantially similar to those contained in the Amended Domestic Credit Agreement. The carrying value of the Second Lien Term Loan, net of the remaining discount and debt issuance costs, was $291 million at October 29, 2016.
2016 Term Loan
On April 8, 2016, the Company, SRAC, and Kmart Corporation (together with SRAC, the "ABL Borrowers") entered into an amendment to the Amended Domestic Credit Agreement, with a syndicate of lenders, including Bank of America, N.A., as agent. The amendment to the Amended Domestic Credit Agreement was executed in connection with the closing of the Company’s previously announced $750 million Senior Secured Term Loan under the Amended Domestic Credit Agreement (the "2016 Term Loan").

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Amounts borrowed pursuant to the 2016 Term Loan will bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 750 basis points, subject to a 1.00% LIBOR floor. The Company received approximately $722 million in net proceeds from the 2016 Term Loan, which proceeds were used to reduce outstanding borrowings under its asset-based revolving credit facility. The 2016 Term Loan has a maturity date of July 20, 2020, which is the same maturity date as the Company’s $1.971 billion revolving credit facility commitments, and does not amortize. The amendment provides for a premium of 2% of the aggregate principal amount of the 2016 Term Loan prepaid on or prior to April 8, 2017 and 1% of the aggregate principal amount of the 2016 Term Loan prepaid after April 8, 2017 and on or prior to April 8, 2018. The obligations under the Amended Domestic Credit Agreement, including the 2016 Term Loan, are secured by a first lien on substantially all of the domestic inventory and credit card and pharmacy receivables of the Company and its subsidiaries and aggregate advances under the Amended Domestic Credit Agreement are subject to a borrowing base formula. The Amended Domestic Credit Agreement is guaranteed by all domestic subsidiaries of the Company that own inventory or credit card or pharmacy receivables. The other material terms of the Amended Domestic Credit Agreement were not modified by the amendment. The carrying value of the 2016 Term Loan, net of the remaining discount and debt issuance costs, was $725 million at October 29, 2016.
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
On August 3, 2015, the Company commenced a tender offer (the "Tender Offer") to purchase for cash up to $1.0 billion principal amount of its Senior Secured Notes, which expired on August 28, 2015. Approximately $936 million principal amount of the Senior Secured Notes were validly tendered and not validly withdrawn in the Tender Offer. Holders who validly tendered and did not validly withdraw Senior Secured Notes at or prior to the early tender date of August 14, 2015 received total consideration of $990 per $1,000 principal amount of Senior Secured Notes that were accepted for purchase, which included an early tender payment of $30 per $1,000 principal amount of Senior Secured Notes accepted for purchase, plus accrued and unpaid interest up to, but excluding, the settlement date. Holders who validly tendered and did not validly withdraw Senior Secured Notes after the early tender date but at or prior to the expiration date of August 28, 2015 received total consideration of $960 per $1,000 principal amount of Senior Secured Notes accepted for purchase, plus accrued and unpaid interest up to, but excluding, the settlement date.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

We accounted for the Tender Offer in accordance with accounting standards applicable to extinguishment of liabilities and debt modifications and extinguishments. Accordingly, we de-recognized the net carrying amount of Senior Secured Notes of $929 million (comprised of the principal amount of $936 million, offset by unamortized debt issuance costs and discount of $7 million), and the reacquisition cost was $929 million.
The carrying value of Senior Secured Notes, net of the remaining discount and debt issuance costs, was $302 million at each of October 29, 2016, October 31, 2015 and January 30, 2016, respectively.
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
We accounted for the Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Senior Unsecured Notes based on the relative fair values of the Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. The discount is being amortized over the life of the Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $32 million and $25 million of the discount was amortized during the 39 week periods ended October 29, 2016 and October 31, 2015, respectively. The remaining discount was approximately $207 million, $248 million and $238 million at October 29, 2016, October 31, 2015 and January 30, 2016, respectively. The carrying value of the Senior Unsecured Notes, net of the remaining discount and debt issuance costs, was approximately $416 million, $373 million and $383 million at October 29, 2016, October 31, 2015 and January 30, 2016, respectively.
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
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit ("REMIC"). The real estate associated with 125 Full-line stores was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued to wholly owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the "REMIC Securities") that are secured by the mortgages and collateral assignments of the store leases. Payments to the holders on the REMIC Securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore®, Craftsman® and DieHard® trademarks in the U.S. and its possessions

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

and territories to KCD IP, LLC, an indirect wholly owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion (the "KCD Securities") were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to the holders on the KCD Securities are funded by the royalty payments. The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. In the fourth quarter of fiscal 2013, Holdings contributed all of the outstanding capital stock of Sears Re to SRe Holding Corporation, a direct wholly owned subsidiary of Holdings. Sears Re thereafter reduced its excess statutory capital through the distribution of all REMIC Securities held by it to SRe Holding Corporation. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly owned consolidated subsidiaries. At each of October 29, 2016, October 31, 2015 and January 30, 2016, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.6 billion at each of October 29, 2016, October 31, 2015 and January 30, 2016.
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
NOTE 3—STORE CLOSING CHARGES, SEVERANCE COSTS, IMPAIRMENTS AND REAL ESTATE TRANSACTIONS
Store Closings and Severance
We closed 82 stores in our Kmart segment and seven stores in our Sears Domestic segment we previously announced would close during the 13 week period ended October 29, 2016, and 140 stores in our Kmart segment and 30 stores in our Sears Domestic segment during the 39 week period ended October 29, 2016. We made the decision to close 65 stores in our Kmart segment and five stores in our Sears Domestic segment during the 13 week period ended October 29, 2016, and 160 stores in our Kmart segment and 31 stores in our Sears Domestic segment during the 39 week period ended October 29, 2016.
We closed 11 stores in our Kmart segment and three stores in our Sears Domestic segment we previously announced would close during the 13 week period ended October 31, 2015, and 27 stores in our Kmart segment and nine stores in our Sears Domestic segment during the 39 week period ended October 31, 2015. We made the decision to close nine stores in our Kmart segment and two stores in our Sears Domestic segment during the 13 week period ended October 31, 2015, and 31 stores in our Kmart segment and nine stores in our Sears Domestic segment during the 39 week period ended October 31, 2015.
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
We expect to record additional charges of approximately $20 million during 2016 related to stores that we had previously made the decision to close, but have not yet closed.
Store closing costs and severance recorded for the 13- and 39- week periods ended October 29, 2016 and October 31, 2015 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$36	$5	$58	$8	$2	$109
Sears Domestic	2	2	1	1	—	6
Total for the 13 week period ended October 29, 2016	$38	$7	$59	$9	$2	$115

Kmart	$5	$—	$(5)	$1	$—	$1
Sears Domestic	1	—	(3)	—	—	(2)
Total for the 13 week period ended October 31, 2015	$6	$—	$(8)	$1	$—	$(1)

Kmart	$90	$11	$39	$19	$6	$165
Sears Domestic	12	4	3	4	1	24
Total for the 39 week period ended October 29, 2016	$102	$15	$42	$23	$7	$189

Kmart	$14	$2	$22	$4	$—	$42
Sears Domestic	3	2	(12)	1	2	(4)
Total for the 39 week period ended October 31, 2015	$17	$4	$10	$5	$2	$38
_____________

(1)	Recorded within cost of sales, buying and occupancy on the Condensed Consolidated Statements of Operations.

(2)
Recorded within selling and administrative on the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)	Costs for the 13- and 39- week periods ended October 29, 2016 and October 31, 2015 are recorded within depreciation and amortization on the Condensed Consolidated Statement of Operations.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Store closing cost and severance accruals of $178 million, $158 million and $180 million at October 29, 2016, October 31, 2015 and January 30, 2016, respectively, were as follows:

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at October 31, 2015	$28	$126	$4	$158
Store closing costs	33	(4)	6	35
Payments/utilizations	(3)	(8)	(2)	(13)
Balance at January 30, 2016	58	114	8	180
Store closing costs	15	42	23	80
Payments/utilizations	(36)	(23)	(23)	(82)
Balance at October 29, 2016	$37	$133	$8	$178
Long-Lived Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, we performed an impairment test of certain of our long-lived assets due to events and changes in circumstances during the 13- and 39- week periods ended October 29, 2016 that indicated an impairment might have occurred. As a result of impairment testing, the Company recorded impairment charges of $3 million, which was recorded in our Kmart segment, during the 13 week period ended October 29, 2016, and $18 million, of which $11 million and $7 million were recorded within the Sears Domestic and Kmart segments, respectively, during the 39 week period ended October 29, 2016.
As a result of impairment testing, the Company recorded impairment charges of $17 million, of which $7 million and $10 million were recorded within the Sears Domestic and Kmart segments, respectively, during the 13 week period ended October 31, 2015, and $71 million, of which $59 million and $12 million were recorded within the Sears Domestic and Kmart segments, respectively, during the 39 week period ended October 31, 2015.
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
In connection with the Seritage transaction and JV transactions, Holdings has entered into agreements with Seritage and the JVs under which Holdings leases 255 of the properties (the "Master Leases"), with the remaining properties being leased by Seritage to third parties. During the 39 week period ended October 29, 2016, Holdings closed three stores pursuant to recapture notices from Seritage. Holdings recorded rent expense of $22 million and $27 million in cost of sales, buying and occupancy for the 13 week periods ended October 29, 2016 and October 31, 2015, respectively, and $72 million and $43 million in cost of sales, buying and occupancy for the 39 week periods ended October 29, 2016 and October 31, 2015, respectively. Rent expense consisted of straight-line rent expense offset by amortization of deferred gain on sale-leaseback, as shown in the tables below.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	13 Weeks Ended October 29, 2016			13 Weeks Ended October 31, 2015
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Straight-line rent expense	$7	$37	$44	$9	$41	$50
Amortization of deferred gain on sale-leaseback	(4)	(18)	(22)	(5)	(18)	(23)
Rent expense	$3	$19	$22	$4	$23	$27

	39 Weeks Ended October 29, 2016			39 Weeks Ended October 31, 2015
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Straight-line rent expense	$24	$114	$138	$11	$62	$73
Amortization of deferred gain on sale-leaseback	(13)	(53)	(66)	(6)	(24)	(30)
Rent expense	$11	$61	$72	$5	$38	$43
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
With the exception of the four properties that have continuing involvement, in accordance with accounting standards related to sale-leaseback transactions, Holdings recognized any loss on sale immediately, any gain on sale in excess of the present value of minimum lease payments immediately, and any remaining gain was deferred and will be recognized in proportion to the related rent expense, which is a component of cost of sales, buying and occupancy, on the Condensed Consolidated Statement of Operations, over the lease term. Holdings received aggregate net proceeds of $3.1 billion for the Seritage transaction and JV transactions. The carrying amount of property and equipment, net and lease balances related to third-party leases that were assigned to Seritage and the JVs was $1.5 billion at July 7, 2015, of which $1.3 billion was recorded in our Sears Domestic segment and $175 million in our Kmart segment. Accordingly, during the 13- and 39- week periods ended October 31, 2015, Holdings recognized an immediate net gain of $508 million within gain on sales of assets on the Consolidated Statement of Operations for 2015, comprised of a gain for the amount of gain on sale in excess of the present value of minimum lease payments, offset by a loss for properties where the fair value was less than the carrying value and the write-off of lease balances related to third-party leases that were assigned to Seritage and the JVs, as shown in the table below.

	2015
millions	Kmart	Sears Domestic	Sears Holdings
Gain	$154	$471	$625
Loss	(17)	(100)	(117)
Immediate Net Gain	$137	$371	$508
The remaining gain of $894 million was deferred and will be recognized in proportion to the related rent expense over the lease term. At October 29, 2016, $97 million of the deferred gain on sale-leaseback is classified as current within other current liabilities. At both October 31, 2015 and January 30, 2016, $89 million of the deferred gain on

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

sale-leaseback is classified as current within other current liabilities on the Condensed Consolidated Balance Sheets. At October 29, 2016, October 31, 2015 and January 30, 2016, $656 million, $775 million and $753 million is classified as long-term deferred gain on sale-leaseback on the Condensed Consolidated Balance Sheets.
During the 39 week period ended October 29, 2016, Holdings recorded gains of $26 million related to the 100% recapture of three stores that closed pursuant to recapture notices from Seritage, of which $13 million related to the gain that had previously been deferred as we no longer have continuing involvement in those properties, and $13 million related to lease termination proceeds. In addition, the Master Leases provide Seritage and the JVs a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), in addition to all of the automotive care centers, and all outparcels or outlots, as well as certain portions of parking areas and common areas, except as set forth in the Master Leases, for no additional consideration. As space is recaptured pursuant to the recapture right, Holdings' obligation to pay rent is reduced proportionately. Accordingly, Holdings recognizes gains equal to the unamortized portion of the gain that had previously been deferred which exceeds the present value of minimum lease payments, as reduced due to recapture activity. During the 13- and 39- week periods ended October 29, 2016, respectively, Holdings recorded gains as a result of recapture activity of $1 million and $10 million that had previously been deferred.
Holdings accounted for the four properties that have continuing involvement as a financing transaction in accordance with accounting standards related to sale-leaseback transactions. Accordingly, Holdings recorded a sale-leaseback financing obligation of $164 million, which is classified as a long-term as sale-leaseback financing obligation on the Condensed Consolidated Balance Sheets at October 29, 2016, October 31, 2015 and January 30, 2016. We continued to report the real property assets of $61 million, $51 million and $56 million at October 29, 2016, October 31, 2015 and January 30, 2016 respectively, on our Condensed Consolidated Balance Sheets, which are included in our Sears Domestic segment.
During the 13 week period ended October 29, 2016, we recorded gains of $15 million on the sale of two Sears Full-line stores for which we received $27 million cash proceeds. In connection with the sales of the Sears Full-line stores, we entered into leaseback agreements for up to nine months. During the 39 week period ended October 29, 2016, we also recorded gains on the sales of assets of $12 million recognized on the sale of one distribution center for which we received $23 million of cash proceeds.
During the 13 week period ended October 31, 2015, we recorded gains on the sales of assets of $83 million recognized on the sale of one Sears Full-line store for which we received $102 million of cash proceeds, $90 million of which was received during the third quarter of 2014. As the leaseback ended and the remaining cash proceeds of $12 million were received during the 13 week period ended October 31, 2015, we recognized the gain that had previously been deferred. During the 39 week period ended October 31, 2015, we also recorded gains on the sales of assets of $86 million recognized on the sale of two Sears Full-line stores for which we received $96 million of cash proceeds, and $10 million recognized on the surrender and early termination of one Kmart store lease. In connection with one of the Sears Full-line stores, we entered into a leaseback agreement for up to six months.
We determined that we have surrendered substantially all of our rights and obligations, and, therefore, immediate gain recognition is appropriate on all of these transactions.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 4—EQUITY
Earnings per Share
The following table sets forth the components used to calculate basic and diluted loss per share attributable to Holdings' shareholders. During the 13- and 39- week periods ended October 31, 2015, warrants, restricted stock awards and restricted stock units, totaling 1.4 million and 6.7 million shares, respectively, were not included in the computation of diluted loss per share attributable to Holdings' shareholders because the effect of their inclusion would have been antidilutive.

	13 Weeks Ended		39 Weeks Ended
millions, except earnings per share	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Basic weighted average shares	107.0	106.6	106.9	106.5
Diluted weighted average shares	107.0	106.6	106.9	106.5

Net loss attributable to Holdings' shareholders	$(748)	$(454)	$(1,614)	$(549)

Loss per share attributable to Holdings' shareholders:
Basic	$(6.99)	$(4.26)	$(15.10)	$(5.15)
Diluted	$(6.99)	$(4.26)	$(15.10)	$(5.15)

Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	October 29, 2016	October 31, 2015	January 30, 2016
Pension and postretirement adjustments (net of tax of $(296) for all periods presented)	$(1,723)	$(1,832)	$(1,915)
Currency translation adjustments (net of tax of $0 for all periods presented)	(3)	(2)	(3)
Accumulated other comprehensive loss	$(1,726)	$(1,834)	$(1,918)
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

	13 Weeks Ended October 29, 2016			13 Weeks Ended October 31, 2015
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$64	$—	$64	$65	$—	$65
Total other comprehensive income	$64	$—	$64	$65	$—	$65

	39 Weeks Ended October 29, 2016			39 Weeks Ended October 31, 2015
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$192	$—	$192	$196	$—	$196
Total other comprehensive income	$192	$—	$192	$196	$—	$196

(1)	Included in the computation of net periodic benefit expense. See Note 5 to the Condensed Consolidated Financial Statements.
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

	13 Weeks Ended		39 Weeks Ended
millions	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Components of net periodic expense:
Interest cost	$58	$54	$174	$162
Expected return on plan assets	(51)	(62)	(152)	(187)
Amortization of experience losses	64	65	192	196
Net periodic expense	$71	$57	$214	$171
Contributions
During the 13- and 39- week periods ended October 29, 2016, we made total contributions of $113 million and $261 million, respectively, to our pension and postretirement plans. During the 13- and 39- week periods ended October 31, 2015, we made total contributions of $117 million and $246 million, respectively, to our pension and postretirement plans. We anticipate making aggregate contributions to our defined benefit and postretirement plans of approximately $72 million over the remainder of 2016.
Pension Plan Amendment
Effective December 1, 2016, the Sears Holdings Pension Plan ("SHC Pension Plan") was amended and split into two separate plans, the SHC Pension Plan No. 1 ("Plan No. 1") and the SHC Pension Plan No. 2 ("Plan No. 2"). In conjunction with the SHC Pension Plan split, the Company has changed the plan year for both Plan No. 1 and Plan No. 2 from a calendar year end to a November 30th year end.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 6—INCOME TAXES
We had gross unrecognized tax benefits of $148 million at October 29, 2016, $142 million at October 31, 2015 and $137 million at January 30, 2016. Of the amount at October 29, 2016, $96 million, would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13- and 39- week periods ended October 29, 2016, gross unrecognized tax benefits increased by $4 million and $11 million, respectively, due to state activity. During the 13- and 39- week periods ended October 31, 2015, gross unrecognized tax benefits increased by $4 million and $11 million, respectively, due to state activity. We expect that our unrecognized tax benefits could decrease by as much as $6 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At October 29, 2016, October 31, 2015 and January 30, 2016, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $62 million ($41 million net of federal benefit), $56 million ($37 million net of federal benefit) and $56 million ($36 million net of federal benefit), respectively. The total amount of net interest expense (net of federal benefit) recognized as part of income tax expense in our Condensed Consolidated Statements of Operations was $1 million and $2 million, respectively, for the 13 week periods ended October 29, 2016 and October 31, 2015, and $4 million and $5 million, respectively, for the 39 week periods ended October 29, 2016 and October 31, 2015.
We file income tax returns in both the United States and various foreign jurisdictions. The U.S. Internal Revenue Service ("IRS") has completed its examination of all federal tax returns of Holdings through the 2009 return, and all matters arising from such examinations have been resolved. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2003 through 2014, and Kmart is under examination by such jurisdictions for the years 2006 through 2014.
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
At January 30, 2016, we had a valuation allowance of $4.8 billion to record only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance as the year progresses for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.
The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. As such, for the 13- and 39- week periods ended October 29, 2016, our effective income tax rates were an expense of 1.5% and 2.5%, respectively. Our tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

benefits would be realized. In addition, the 13- and 39- week periods ended October 29, 2016 were negatively impacted by foreign branch taxes and state income taxes.
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
Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States. The merchandise and service categories are as follows:

(i)	Hardlines—consists of home appliances, consumer electronics, lawn & garden, tools & hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women's, men's, kids', footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore;

(iv)	Service—includes repair, installation and automotive service and extended contract revenue; and

(v)	Other—includes revenues earned in connection with our agreements with SHO and Lands' End, as well as credit revenues and licensed business revenues.

	13 Weeks Ended October 29, 2016
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services
Hardlines	496	1,651	$2,147
Apparel and Soft Home	639	539	1,178
Food and Drug	735	1	736
Service	2	533	535
Other	16	417	433
Total merchandise sales and services	1,888	3,141	5,029
Costs and expenses
Cost of sales, buying and occupancy	1,605	2,462	4,067
Selling and administrative	555	988	1,543
Depreciation and amortization	17	74	91
Impairment charges	3	—	3
Gain on sales of assets	(30)	(21)	(51)
Total costs and expenses	2,150	3,503	5,653
Operating loss	$(262)	$(362)	$(624)
Total assets	$2,857	$8,008	$10,865
Capital expenditures	$11	$29	$40

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	13 Weeks Ended October 31, 2015
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services
Hardlines	$620	$1,832	$2,452
Apparel and Soft Home	701	639	1,340
Food and Drug	915	1	916
Service	3	538	541
Other	8	493	501
Total merchandise sales and services	2,247	3,503	5,750
Costs and expenses
Cost of sales, buying and occupancy	1,774	2,714	4,488
Selling and administrative	585	1,045	1,630
Depreciation and amortization	17	77	94
Impairment charges	10	7	17
Gain on sales of assets	(12)	(85)	(97)
Total costs and expenses	2,374	3,758	6,132
Operating income	$(127)	$(255)	$(382)
Total assets	$3,650	$9,106	$12,756
Capital expenditures	$10	$56	$66

	39 Weeks Ended October 29, 2016
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services
Hardlines	$1,722	$5,228	$6,950
Apparel and Soft Home	2,127	1,681	3,808
Food and Drug	2,349	4	2,353
Service	7	1,610	1,617
Other	43	1,315	1,358
Total merchandise sales and services	6,248	9,838	16,086
Costs and expenses
Cost of sales, buying and occupancy	5,100	7,587	12,687
Selling and administrative	1,597	2,933	4,530
Depreciation and amortization	51	227	278
Impairment charges	7	11	18
Gain on sales of assets	(120)	(46)	(166)
Total costs and expenses	6,635	10,712	17,347
Operating loss	$(387)	$(874)	$(1,261)
Total assets	$2,857	$8,008	$10,865
Capital expenditures	$34	$81	$115

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	39 Weeks Ended October 31, 2015
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services
Hardlines	$1,986	$5,704	$7,690
Apparel and Soft Home	2,274	1,917	4,191
Food and Drug	2,749	5	2,754
Service	10	1,619	1,629
Other	43	1,536	1,579
Total merchandise sales and services	7,062	10,781	17,843
Costs and expenses
Cost of sales, buying and occupancy	5,562	8,066	13,628
Selling and administrative	1,802	3,203	5,005
Depreciation and amortization	56	274	330
Impairment charges	12	59	71
Gain on sales of assets	(173)	(557)	(730)
Total costs and expenses	7,259	11,045	18,304
Operating loss	$(197)	$(264)	$(461)
Total assets	$3,650	$9,106	$12,756
Capital expenditures	$21	$131	$152
NOTE 8—SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at October 29, 2016, October 31, 2015 and January 30, 2016 consisted of the following:

millions	October 29, 2016	October 31, 2015	January 30, 2016
Unearned revenues	$669	$703	$694
Self-insurance reserves	574	604	567
Other	473	504	470
Total	$1,716	$1,811	$1,731
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
In May and June of 2015, four shareholder lawsuits were filed in the Delaware Chancery Court, which have since been consolidated into a single action. A consolidated complaint then was filed, naming Holdings, the members of our Board of Directors, ESL Investments, Inc., Seritage, our CEO, and Fairholme, alleging, among other things, breaches of fiduciary duties in connection with the Seritage transaction. Among other forms of relief, the plaintiffs are seeking damages in unspecified amounts. As the plaintiffs are suing derivatively, Holdings is only a nominal defendant in the complaint. The Company believes that the Seritage transaction has provided substantial benefits to Holdings and its shareholders and believes further that the plaintiffs' claims are legally without merit. In October 2016, a settlement in principle was reached with plaintiffs, subject to the negotiation and execution of settlement documentation and court approval. Given Holdings was only a nominal defendant in the complaint, Holdings will not be obligated to fund any portion of the settlement.
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
NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS
Consolidation - Interests held through related parties that are under common control
In October 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to amend the accounting standards on how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect the update will have on our consolidated financial statements.
Income Taxes - Intra-entity transfers of assets other than inventory
In October 2016, the FASB issued an accounting standards update to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current accounting standards prohibit the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

outside party. In addition, interpretations of this guidance have developed in practice for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in accounting standards. To more faithfully represent the economics of intra-entity asset transfers, the amendments in this update require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change accounting standards for the pre-tax effects of an intra-entity asset transfer under accounting standards applicable to consolidation, or for an intra-entity transfer of inventory. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted as of the beginning of an annual reporting period. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the effect the update will have on our consolidated financial statements.
Statement of Cash Flows
In August 2016, the FASB issued an accounting standards update which addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in the update must be applied using a retrospective transition method to each period presented. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the effect the update will have on our consolidated financial statements.
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
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued an accounting standards update which simplifies the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. As permitted, the Company early adopted the update beginning in the fourth quarter of fiscal 2015 utilizing retrospective application. The impact of this update was a reclassification of deferred income tax liabilities from short-term deferred tax liabilities to long-term deferred tax liabilities of $422 million at October 31, 2015.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Presentation of Debt Issuance Costs
In April 2015, the FASB issued an accounting standards update which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with discounts or premiums. In August 2015, the FASB issued an accounting standards update which adds paragraphs about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, and allows for the presentation of debt issuance costs as an asset regardless of whether or not there is an outstanding balance on the line-of-credit arrangement. As permitted, the Company early adopted the update beginning in the fourth quarter of fiscal 2015. The impact of this update was a reclassification of unamortized debt issuance costs from other assets to long-term debt and capitalized lease obligations of $13 million at October 31, 2015. The Company continued to report unamortized debt issuance costs related to the Revolving Facility of $40 million, $53 million and $49 million at October 29, 2016, October 31, 2015 and January 30, 2016, respectively, within other assets.

Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued an accounting standards update which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. This update will be effective for the Company's annual period ending January 28, 2017. The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.
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
NOTE 11—RELATED PARTY DISCLOSURE
Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. ESL owned approximately 50% of our outstanding common stock at October 29, 2016 (excluding shares of common stock that ESL may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
On February 25, 2016, Holdings announced the election of Bruce R. Berkowitz to membership on our Board of Directors. Mr. Berkowitz serves as the Chief Investment Officer of Fairholme Capital Management, LLC, an investment adviser registered with the U.S. Securities and Exchange Commission ("SEC"), and is the President and a Director of Fairholme Funds, Inc., a SEC-registered investment company providing investment management services to three mutual funds (together with Fairholme Capital Management, LLC and other affiliates, "Fairholme"). Fairholme owned approximately 26% of our outstanding common stock at October 29, 2016 (excluding shares of common stock that Fairholme may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Unsecured Commercial Paper
During the 39 week periods ended October 29, 2016 and October 31, 2015, ESL and its affiliates held unsecured commercial paper issued by SRAC, an indirect wholly owned subsidiary of Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate and principal amount outstanding was 25.7 days, 7.9% and $87.2 million and 32.0 days, 4.55% and $12 million, respectively, during the 39 week periods ended October 29, 2016 and October 31, 2015. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2016 was $244 million and $4 million of interest was paid by SRAC to ESL during the 39 week period ended October 29, 2016. ESL held $244 million of our commercial paper at October 29, 2016, which included $154 million held by Mr. Lampert.
During the 39 week period ended October 29, 2016, Fairholme and its affiliates held unsecured commercial paper issued by SRAC. For the commercial paper outstanding to Fairholme, the weighted average of each maturity, annual interest rate and principal amount outstanding was 62.5 days, 7.42% and $1 million during the 39 week period ended October 29, 2016. The largest aggregate amount of principal outstanding to Fairholme at any time since the beginning of 2016 was $5 million and the aggregate amount of interest paid by SRAC to Fairholme was $76 thousand during the 39 week period ended October 29, 2016. Fairholme held $5 million of our commercial paper at October 29, 2016.
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
Secured Loan Facility
In April 2016, the Company, through the Secured Loan Borrowers, entities wholly-owned and controlled, directly or indirectly by the Company, obtained a $500 million secured short-term loan facility with the Secured Loan Lenders, some of which are entities affiliated with ESL. At October 29, 2016, entities affiliated with ESL held $216 million of principal amount of the Secured Loan Facility. See Note 2 for additional information regarding the Secured Loan Facility.
2016 Term Loan
In April 2016, the Company, through the ABL Borrowers, obtained a $750 million Senior Secured Term Loan under the Amended Domestic Credit Agreement with a syndicate of lenders, including $146 million (net of original issue discount) from JPP, LLC and JPP II, LLC, entities affiliated with ESL, and $100 million from the Company's domestic pension plan. See Note 2 for additional information regarding the 2016 Term Loan. At October 29, 2016, JPP LLC and JPP II, LLC, and the Company's domestic pension plan held $150 million and $100 million, respectively, of principal of the 2016 Term Loan.
Second Lien Term Loan
In September 2016, the Company, through the Second Lien Borrowers, obtained the $300 million Second Lien Term Loan from the Second Lien Lenders, entities affiliated with ESL. See Note 2 for additional information regarding the Second Lien Term Loan. At October 29, 2016, JPP LLC and JPP II, LLC held $300 million of principal of the Second Lien Term Loan.
Senior Secured Notes
At October 29, 2016, October 31, 2015 and January 30, 2016, Mr. Lampert and ESL held an aggregate of approximately $11 million of principal of the Company's Senior Secured Notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

At October 29, 2016, October 31, 2015 and January 30, 2016, respectively, Fairholme held an aggregate of approximately $46 million, $43 million and $22 million of principal of the Company's Senior Secured Notes.
Mr. Lampert and ESL, Fairholme and the Company's domestic pension plan, respectively, tendered approximately $165 million, $207 million and $110 million in the Tender Offer, which is further discussed in Note 2.
Subsidiary Notes
At each of October 29, 2016, October 31, 2015 and January 30, 2016, Mr. Lampert and ESL held an aggregate of $3 million of principal amount of unsecured notes issued by SRAC (the "Subsidiary Notes").
At each of October 29, 2016, October 31, 2015 and January 30, 2016, Fairholme held an aggregate of $14 million of principal amount of Subsidiary Notes.
Senior Unsecured Notes and Warrants
At both October 29, 2016 and January 30, 2016, Mr. Lampert and ESL held an aggregate of approximately $193 million of principal amount of the Company's Senior Unsecured Notes, and 10,033,472 warrants to purchase shares of Holdings common stock. At October 31, 2015, Mr. Lampert and ESL held an aggregate of approximately $201 million of principal amount of the Company's Senior Unsecured Notes, and 10,529,740 warrants to purchase shares of Holdings common stock.
At October 29, 2016, October 31, 2015 and January 30, 2016, respectively, Fairholme held an aggregate of approximately $357 million, $358 million and $360 million of principal amount of the Company's Senior Unsecured Notes, and 6,722,805, 6,857,130 and 6,839,379 warrants to purchase shares of Holdings common stock.
Sears Canada
ESL owns approximately 45% of the outstanding common shares of Sears Canada (based on publicly available information as of January 5, 2016). Fairholme owns approximately 20% of the outstanding common shares of Sears Canada (based on publicly available information as of November 30, 2016).
Lands' End
ESL owns approximately 60% of the outstanding common stock of Lands' End (based on publicly available information as of October 12, 2016). Fairholme owns approximately 11% of the outstanding common shares of Lands' End (based on publicly available information as of October 11, 2016). Holdings and certain of its subsidiaries entered into a transition services agreement in connection with the spin-off pursuant to which Lands' End and Holdings agreed to provide, on an interim, transitional basis, various services, including but not limited to, tax services, logistics services, auditing and compliance services, inventory management services, information technology services and continued participation in certain contracts shared with Holdings and its subsidiaries, as well as agreements related to Lands' End Shops at Sears and participation in the Shop Your Way® program. The majority of the services under the transition services agreement with Lands' End have expired or been terminated. In July 2016, the Company and Lands' End executed an agreement pursuant to which the Company will provide foreign buying office support and sourcing services to Lands' End. The agreement expires on March 31, 2017 and has three one-year renewal options.
Amounts due to or from Lands' End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands' End on at least a monthly basis. At October 29, 2016, Holdings reported a net amount payable to Lands' End of $1 million in other current liabilities on the Condensed Consolidated Balance Sheet. At January 30, 2016, Holdings reported a net amount payable to Lands' End of $1 million in other current liabilities on the Condensed Consolidated Balance Sheet. At October 31, 2015, Holdings reported a net amount receivable from Lands' End of $4 million in accounts receivable on the Condensed Consolidated Balance Sheet. Amounts related to revenue from retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way® program and corporate shared services were $18 million and $18 million, respectively, for the 13 week periods ended October 29, 2016 and October 31, 2015, and $48 million and $52 million, respectively, for the 39 week periods ended October 29, 2016 and October 31, 2015. The amounts Lands' End earned related to call center services and commissions were $2

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

million and $2 million, respectively, for the 13 week periods ended October 29, 2016 and October 31, 2015, and $7 million and $6 million, respectively, for the 39 week periods ended October 29, 2016 and October 31, 2015.
SHO
ESL owns approximately 57% of the outstanding common stock of SHO (based on publicly available information as of November 7, 2016). Holdings and certain of its subsidiaries engage in transactions with SHO pursuant to various agreements with SHO which, among other things, (1) govern the principal transactions relating to the rights offering and certain aspects of our relationship with SHO following the separation, (2) establish terms under which Holdings and certain of its subsidiaries will provide SHO with services, and (3) establish terms pursuant to which Holdings and certain of its subsidiaries will obtain merchandise for SHO.
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
A summary of the nature of related party transactions involving SHO is as follows:

•
SHO obtains a significant amount of its merchandise from the Company. We have also entered into certain agreements with SHO to provide logistics, handling, warehouse and transportation services. SHO also pays a royalty related to the sale of Kenmore®, Craftsman® and DieHard® products and fees for participation in the Shop Your Way® program.

•	SHO receives commissions from the Company for the sale of merchandise made through www.sears.com, extended service agreements, delivery and handling services and credit revenues.

•	The Company provides SHO with shared corporate services. These services include accounting and finance, human resources and information technology.
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At October 29, 2016, October 31, 2015 and January 30, 2016, Holdings reported a net amount receivable from SHO of $20 million, $85 million and $51 million, respectively, in accounts receivable on the Condensed Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $302 million and $359 million, respectively, for the 13 week periods ended October 29, 2016 and October 31, 2015, and $958 million and $1.1 billion, respectively, for the 39 week periods ended October 29, 2016 and October 31, 2015. The net amounts SHO earned related to commissions were $21 million and $22 million, respectively, for the 13 week periods ended October 29, 2016 and October 31, 2015, and $65 million and $71 million, respectively, for the 39 week periods ended October 29, 2016 and October 31, 2015. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for further information related to these guarantees.
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
In connection with the Seritage transaction as described in Note 3, Holdings entered into a master lease agreement with Seritage. The initial amount of aggregate annual base rent under the master lease is $134 million for the REIT properties, with increases of 2% per year beginning in the second lease year. At October 31, 2015 and January 30, 2016, Holdings reported prepaid rent of $9 million in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Holdings recorded rent expense of $22 million and $22 million, respectively, in cost of sales, buying and occupancy for the 13 week periods ended October 29, 2016 and October 31, 2015. Rent expense consists of straight-line rent expense of $36 million and $37 million, respectively, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $14 million and $15 million, respectively, for the 13 week periods ended October 29, 2016 and October 31, 2015.
Holdings recorded rent expense of $64 million and $27 million, respectively, in cost of sales, buying and occupancy for the 39 week periods ended October 29, 2016 and October 31, 2015. Rent expense consists of straight-line rent expense of $108 million and $47 million, respectively, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $44 million and $20 million, respectively, for the 39 week periods ended October 29, 2016 and October 31, 2015.
In addition to base rent under the Master Lease, Holdings pays monthly installment expenses for property taxes and insurance at all REIT properties where Holdings is a tenant and installment expenses for common area maintenance, utilities and other operating expenses at REIT properties that are multi-tenant locations where Holdings and other third parties are tenants. The initial amount of aggregate installment expenses under the Master Lease is $70 million, based on estimated installment expenses, and will be reconciled annually based on actual installment expenses. The Company is in the process of reconciling installment expenses with Seritage. Holdings paid $17 million and $17 million, respectively, for the 13 week periods ended October 29, 2016 and October 31, 2015, and $51 million and $22 million, respectively, for the 39 week periods ended October 29, 2016 and October 31, 2015, recorded in cost of sales, buying and occupancy. At October 29, 2016, October 31, 2015 and January 30, 2016, respectively, Holdings reported a net amount receivable from Seritage, primarily related to installment expenses, of $14 million, $8 million and $7 million in accounts receivable on the Condensed Consolidated Balance Sheets.
Holdings and Seritage entered into a transition services agreement pursuant to which Holdings will provide certain limited services to Seritage for up to 18 months. The services include specified facilities management, accounting, treasury, tax, information technology, risk management, human resources, and related support services. Under the terms of the transition services agreement, the scope and level of the facilities management services will be substantially consistent with the scope and level of the services provided in connection with the operation of the transferred properties held by Holdings prior to the closing of the Seritage transaction. The majority of the services under the transition services agreement with Seritage have expired or have been terminated. Amounts due from Seritage are generally settled on a net basis. Holdings invoices Seritage on at least a monthly basis. Revenues recognized related to the transition services agreement were not material for the 13- and 39- week periods ended October 29, 2016 or October 31, 2015.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 12—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At October 29, 2016, the principal amount outstanding of the Company's 6 5/8% Senior Secured Notes due 2018 was $302 million. The Senior Secured Notes were issued in 2010 by Sears Holdings Corporation ("Parent"). The Senior Secured Notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by SRAC (the "guarantor subsidiaries"). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at October 29, 2016, October 31, 2015 and January 30, 2016, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Loss for the 13- and 39- week periods ended October 29, 2016 and October 31, 2015, and the Condensed Consolidating Statements of Cash flows for the 39 week periods ended October 29, 2016 and October 31, 2015 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

 Condensed Consolidating Balance Sheet
October 29, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$226	$32	$—	$258
Intercompany receivables	—	—	27,564	(27,564)	—
Accounts receivable	—	351	21	—	372
Merchandise inventories	—	5,032	—	—	5,032
Prepaid expenses and other current assets	114	505	246	(561)	304
Total current assets	114	6,114	27,863	(28,125)	5,966
Total property and equipment, net	—	1,638	754	—	2,392
Goodwill and intangible assets	—	362	1,909	(98)	2,173
Other assets	—	235	1,594	(1,495)	334
Investment in subsidiaries	9,751	27,194	—	(36,945)	—
TOTAL ASSETS	$9,865	$35,543	$32,120	$(66,663)	$10,865
Current liabilities
Short-term borrowings	$—	$618	$—	$—	$618
Current portion of long-term debt and capitalized lease obligations	—	594	—	—	594
Merchandise payables	—	1,556	—	—	1,556
Intercompany payables	12,431	15,133	—	(27,564)	—
Other current liabilities	20	2,341	1,162	(561)	2,962
Total current liabilities	12,451	20,242	1,162	(28,125)	5,730
Long-term debt and capitalized lease obligations	718	3,770	—	(1,401)	3,087
Pension and postretirement benefits	—	1,993	4	—	1,997
Deferred gain on sale-leaseback	—	656	—	—	656
Sale-leaseback financing obligation	—	164	—	—	164
Long-term deferred tax liabilities	58	15	774	43	890
Other long-term liabilities	—	826	1,107	(217)	1,716
Total Liabilities	13,227	27,666	3,047	(29,700)	14,240
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(3,362)	7,877	29,073	(36,968)	(3,380)
Noncontrolling interest	—	—	—	5	5
Total Equity (Deficit)	(3,362)	7,877	29,073	(36,963)	(3,375)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$9,865	$35,543	$32,120	$(66,663)	$10,865

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
October 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$256	$38	$—	$294
Intercompany receivables	—	—	27,181	(27,181)	—
Accounts receivable	9	441	25	—	475
Merchandise inventories	—	6,208	—	—	6,208
Prepaid expenses and other current assets	39	611	261	(669)	242
Total current assets	48	7,516	27,505	(27,850)	7,219
Total property and equipment, net	—	1,852	816	—	2,668
Goodwill and intangible assets	—	270	2,089	—	2,359
Other assets	—	268	2,129	(1,887)	510
Investment in subsidiaries	11,328	25,701	—	(37,029)	—
TOTAL ASSETS	$11,376	$35,607	$32,539	$(66,766)	$12,756
Current liabilities
Short-term borrowings	$—	$686	$—	$—	$686
Current portion of long-term debt and capitalized lease obligations	—	69	2	—	71
Merchandise payables	—	2,295	—	—	2,295
Intercompany payables	11,987	15,194	—	(27,181)	—
Other current liabilities	28	2,215	1,470	(669)	3,044
Total current liabilities	12,015	20,459	1,472	(27,850)	6,096
Long-term debt and capitalized lease obligations	675	3,051	39	(1,654)	2,111
Pension and postretirement benefits	—	2,128	5	—	2,133
Deferred gain on sale-leaseback	—	775	—	—	775
Sale-leaseback financing obligation	—	164	—	—	164
Long-term deferred tax liabilities	59	2	968	(70)	959
Other long-term liabilities	—	865	1,181	(235)	1,811
Total Liabilities	12,749	27,444	3,665	(29,809)	14,049
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(1,373)	8,163	28,874	(36,964)	(1,300)
Noncontrolling interest	—	—	—	7	7
Total Equity (Deficit)	(1,373)	8,163	28,874	(36,957)	(1,293)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$11,376	$35,607	$32,539	$(66,766)	$12,756

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended October 29, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$5,045	$714	$(730)	$5,029
Cost of sales, buying and occupancy	—	4,190	272	(395)	4,067
Selling and administrative	1	1,628	249	(335)	1,543
Depreciation and amortization	—	73	18	—	91
Impairment charges	—	3	—	—	3
Gain on sales of assets	—	(51)	—	—	(51)
Total costs and expenses	1	5,843	539	(730)	5,653
Operating income (loss)	(1)	(798)	175	—	(624)
Interest expense	(99)	(160)	(3)	157	(105)
Interest and investment income (loss)	4	42	(15)	(39)	(8)
Income (loss) before income taxes	(96)	(916)	157	118	(737)
Income tax (expense) benefit	—	38	(8)	(41)	(11)
Equity (deficit) in earnings in subsidiaries	(729)	146	—	583	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(825)	$(732)	$149	$660	$(748)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 39 Weeks Ended October 29, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$16,173	$2,092	$(2,179)	$16,086
Cost of sales, buying and occupancy	—	13,052	784	(1,149)	12,687
Selling and administrative	3	4,823	734	(1,030)	4,530
Depreciation and amortization	—	224	54	—	278
Impairment charges	—	18	—	—	18
Gain on sales of assets	—	(262)	(2)	98	(166)
Total costs and expenses	3	17,855	1,570	(2,081)	17,347
Operating income (loss)	(3)	(1,682)	522	(98)	(1,261)
Interest expense	(288)	(464)	(9)	472	(289)
Interest and investment income (loss)	15	118	196	(354)	(25)
Income (loss) before income taxes	(276)	(2,028)	709	20	(1,575)
Income tax (expense) benefit	—	108	(106)	(41)	(39)
Equity (deficit) in earnings in subsidiaries	(1,317)	432	—	885	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(1,593)	$(1,488)	$603	$864	$(1,614)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 39 Weeks Ended October 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$17,954	$2,160	$(2,271)	$17,843
Cost of sales, buying and occupancy	—	13,997	838	(1,207)	13,628
Selling and administrative	2	5,326	741	(1,064)	5,005
Depreciation and amortization	—	276	54	—	330
Impairment charges	—	71	—		71
Gain on sales of assets	—	(722)	(8)	—	(730)
Total costs and expenses	2	18,948	1,625	(2,271)	18,304
Operating income (loss)	(2)	(994)	535	—	(461)
Interest expense	(204)	(355)	(63)	373	(249)
Interest and investment income (loss)	(14)	28	332	(373)	(27)
Income (loss) before income taxes	(220)	(1,321)	804	—	(737)
Income tax (expense) benefit	—	332	(143)	—	189
Equity (deficit) in earnings in subsidiaries	(329)	342	—	(13)	—
Net income (loss)	(549)	(647)	661	(13)	(548)
Income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(549)	$(647)	$660	$(13)	$(549)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended October 29, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(825)	$(732)	$149	$660	$(748)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	64	—	—	64
Unrealized net gain, net of tax	—	—	85	(85)	—
Total other comprehensive income	—	64	85	(85)	64
Comprehensive income (loss) attributable to Holdings' shareholders	$(825)	$(668)	$234	$575	$(684)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 39 Weeks Ended October 29, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,593)	$(1,488)	$603	$864	$(1,614)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	192	—	—	192
Unrealized net gain, net of tax	—	—	148	(148)	—
Total other comprehensive income	—	192	148	(148)	192
Comprehensive income (loss) attributable to Holdings' shareholders	$(1,593)	$(1,296)	$751	$716	$(1,422)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 39 Weeks Ended October 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(549)	$(647)	$661	$(13)	$(548)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	196	—	—	196
Unrealized net gain, net of tax	—	—	11	(11)	—
Total other comprehensive income	—	196	11	(11)	196
Comprehensive income (loss)	(549)	(451)	672	(24)	(352)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	(1)
Comprehensive income (loss) attributable to Holdings' shareholders	$(549)	$(451)	$672	$(25)	$(353)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 29, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$209	$(1,883)	$482	$(216)	$(1,408)
Proceeds from sales of property and investments		161	113		274
Purchases of property and equipment		(108)	(7)		(115)
Net investing with Affiliates	(209)	—	(377)	586	—
Net cash provided by (used in) investing activities	(209)	53	(271)	586	159
Proceeds from debt issuances	—	1,528	—	—	1,528
Repayments of long-term debt	—	(49)	(1)	—	(50)
Decrease in short-term borrowings, primarily 90 days or less	—	(179)	—	—	(179)
Debt issuance costs	—	(30)	—	—	(30)
Intercompany dividend	—		(216)	216	—
Net borrowing with Affiliates	—	586	—	(586)	—
Net cash provided by (used in) financing activities	—	1,856	(217)	(370)	1,269
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	26	(6)	—	20
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	200	38	—	238
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$226	$32	$—	$258

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$249	$(2,691)	$642	$(254)	$(2,054)
Proceeds from sales of property and investments	—	2,703	5	—	2,708
Purchases of property and equipment	—	(146)	(6)	—	(152)
Net investing with Affiliates	(249)	—	(378)	627	—
Net cash provided by (used in) investing activities	(249)	2,557	(379)	627	2,556
Repayments of long-term debt	—	(1,385)	(2)	—	(1,387)
Increase in short-term borrowings, primarily 90 days or less	—	471	—	—	471
Proceeds from sale-leaseback financing	—	508	—	—	508
Debt issuance costs	—	(50)	—	—	(50)
Intercompany dividend	—	—	(254)	254	—
Net borrowing with Affiliates	—	627	—	(627)	—
Net cash provided by (used in) financing activities	—	171	(256)	(373)	(458)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	37	7	—	44
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	219	31	—	250
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$256	$38	$—	$294

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of stores with 1,503 full-line and specialty retail stores in the United States, operating as Kmart and Sears. Further, we operate a number of websites under the Sears.com and Kmart.com banners which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way® connects all of the ways members shop - in store, at home, online and by phone.
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
REVENUES
Merchandise sales and services	$5,029	$5,750	$16,086	$17,843
COSTS AND EXPENSES
Cost of sales, buying and occupancy	4,067	4,488	12,687	13,628
Gross margin dollars	962	1,262	3,399	4,215
Gross margin rate	19.1%	21.9%	21.1%	23.6%
Selling and administrative	1,543	1,630	4,530	5,005
Selling and administrative expense as a percentage of total revenues	30.7%	28.3%	28.2%	28.1%
Depreciation and amortization	91	94	278	330
Impairment charges	3	17	18	71
Gain on sales of assets	(51)	(97)	(166)	(730)
Total costs and expenses	5,653	6,132	17,347	18,304
Operating loss	(624)	(382)	(1,261)	(461)
Interest expense	(105)	(74)	(289)	(249)
Interest and investment income (loss)	(8)	17	(25)	(27)
Loss before income taxes	(737)	(439)	(1,575)	(737)
Income tax (expense) benefit	(11)	(14)	(39)	189
Net loss	(748)	(453)	(1,614)	(548)
Income attributable to noncontrolling interests	—	(1)	—	(1)
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(748)	$(454)	$(1,614)	$(549)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(6.99)	$(4.26)	$(15.10)	$(5.15)
Diluted loss per share	$(6.99)	$(4.26)	$(15.10)	$(5.15)
Basic weighted average common shares outstanding	107.0	106.6	106.9	106.5
Diluted weighted average common shares outstanding	107.0	106.6	106.9	106.5
References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales did not impact comparable store sales for the 13- and 39- week periods ended October 29, 2016, and resulted in a benefit of approximately 30 basis points and negative impact of approximately 40 basis points, respectively, for the 13- and 39- week periods ended October 31, 2015. In addition, comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a negative impact of approximately 30 basis points and 10 basis points, respectively, for the 13- and 39- week periods ended October 29, 2016. The change in unshipped sales reserves resulted in a negative impact of approximately 30 basis points and a benefit of approximately 10 basis points, respectively, for the 13- and 39- week periods ended October 31, 2015.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

Net Loss Attributable to Holdings' Shareholders, Net Loss per Share, Adjusted EBITDA and Adjusted Loss per Share
We recorded a net loss attributable to Holdings' shareholders for the third quarter of $748 million, or $6.99 loss per diluted share, and $454 million, or $4.26 loss per diluted share, for 2016 and 2015, respectively. We recorded a net loss attributable to Holdings' shareholders of $1.6 billion, or $15.10 loss per diluted share, and $549 million, or $5.15 loss per diluted share, for the first nine months of 2016 and 2015, respectively.
In addition to our loss attributable to Sears Holdings' shareholders determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for purposes of evaluating operating performance, we use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), as well as Adjusted Earnings per Share ("Adjusted EPS").
Adjusted EBITDA was determined as follows:

	13 Weeks Ended		39 Weeks Ended
millions	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net loss attributable to Holdings per statement of operations	$(748)	$(454)	$(1,614)	$(549)
Income attributable to noncontrolling interests	—	1	—	1
Income tax expense (benefit)	11	14	39	(189)
Interest expense	105	74	289	249
Interest and investment (income) loss	8	(17)	25	27
Operating loss	(624)	(382)	(1,261)	(461)
Depreciation and amortization	91	94	278	330
Gain on sales of assets	(51)	(97)	(166)	(730)
Before excluded items	(584)	(385)	(1,149)	(861)

Closed store reserve and severance	113	(1)	182	36
Pension expense	72	58	216	172
Other(1)	43	2	52	(87)
Amortization of deferred Seritage gain	(22)	(23)	(66)	(30)
Impairment charges	3	17	18	71
Adjusted EBITDA	$(375)	$(332)	$(747)	$(699)
(1) The 13- and 39- week periods ended October 29, 2016 consisted of expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses, while the 13- and 39- week periods ended October 31, 2015 consisted of one-time credits from vendors, expenses associated with legal matters, transactions costs associated with strategic initiatives and other expenses.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	October 29, 2016			October 31, 2015
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Operating loss per statement of operations	$(262)	$(362)	$(624)	$(127)	$(255)	$(382)
Depreciation and amortization	17	74	91	17	77	94
Gain on sales of assets	(30)	(21)	(51)	(12)	(85)	(97)
Before excluded items	(275)	(309)	(584)	(122)	(263)	(385)

Closed store reserve and severance	107	6	113	1	(2)	(1)
Pension expense	—	72	72	—	58	58
Other(1)	—	43	43	1	1	2
Amortization of deferred Seritage gain	(4)	(18)	(22)	(5)	(18)	(23)
Impairment charges	3	—	3	10	7	17
Adjusted EBITDA	$(169)	$(206)	$(375)	$(115)	$(217)	$(332)
% to revenues	(9.0)%	(6.6)%	(7.5)%	(5.1)%	(6.2)%	(5.8)%

	39 Weeks Ended
	October 29, 2016			October 31, 2015
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Operating loss per statement of operations	$(387)	$(874)	$(1,261)	$(197)	$(264)	$(461)
Depreciation and amortization	51	227	278	56	274	330
Gain on sales of assets	(120)	(46)	(166)	(173)	(557)	(730)
Before excluded items	(456)	(693)	(1,149)	(314)	(547)	(861)

Closed store reserve and severance	159	23	182	42	(6)	36
Pension expense	—	216	216	—	172	172
Other(1)	8	44	52	9	(96)	(87)
Amortization of deferred Seritage gain	(13)	(53)	(66)	(6)	(24)	(30)
Impairment charges	7	11	18	12	59	71
Adjusted EBITDA	$(295)	$(452)	$(747)	$(257)	$(442)	$(699)
% to revenues	(4.7)%	(4.6)%	(4.6)%	(3.6)%	(4.1)%	(3.9)%
(1) The 13- and 39- week periods ended October 29, 2016 consisted of expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses, while the 13- and 39- week periods ended October 31, 2015 consisted of one-time credits from vendors, expenses associated with legal matters, transactions costs associated with strategic initiatives and other expenses.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

The following tables set forth results of operations on a GAAP and "As Adjusted" basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the 13- and 39- week periods ended October 29, 2016 and October 31, 2015.

	13 Weeks Ended October 29, 2016
		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$962	$—	$38	$—	$—	$(22)	$—	$—	$978
Selling and administrative impact	1,543	(72)	(75)	—	—	—	(43)	—	1,353
Depreciation and amortization impact	91	—	(2)	—	—	—	—	—	89
Impairment charges impact	3	—	(3)	—	—	—	—	—	—
Gain on sales of assets impact	(51)	—	—	16	—	—	—	—	(35)
Operating loss impact	(624)	72	118	(16)	—	(22)	43	—	(429)
Interest and investment loss impact	(8)	—	—	—	9	—	—	—	1
Income tax expense impact	(11)	(27)	(44)	6	(3)	8	(16)	287	200
After tax and noncontrolling interests impact	(748)	45	74	(10)	6	(14)	27	287	(333)
Diluted loss per share impact	$(6.99)	$0.42	$0.69	$(0.09)	$0.06	$(0.13)	$0.25	$2.68	$(3.11)
(1) Consists of expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.

	13 Weeks Ended October 31, 2015
		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$1,262	$—	$6	$—	$—	$(23)	$—	$—	$1,245
Selling and administrative impact	1,630	(58)	7	—	—	—	(2)	—	1,577
Depreciation and amortization impact	94	—	—	—	—	—	—	—	94
Impairment charges impact	17	—	(17)	—	—	—	—	—	—
Gain on sales of assets impact	(97)	—	—	83	—	—	—	—	(14)
Operating loss impact	(382)	58	16	(83)	—	(23)	2	—	(412)
Interest and investment income impact	17	—	—	—	(17)	—	—	—	—
Income tax expense impact	(14)	(22)	(6)	31	6	9	(1)	179	182
After tax and noncontrolling interests impact	(454)	36	10	(52)	(11)	(14)	1	179	(305)
Diluted loss per share impact	$(4.26)	$0.34	$0.09	$(0.49)	$(0.10)	$(0.13)	$0.01	$1.68	$(2.86)
(1) Consists of transaction costs associated with strategic initiatives, expenses associated with legal matters and other expenses.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

	39 Weeks Ended October 29, 2016
		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$3,399	$—	$102	$—	$—	$(66)	$—	$—	$3,435
Selling and administrative impact	4,530	(216)	(80)	—	—	—	(52)	—	4,182
Depreciation and amortization impact	278	—	(7)	—	—	—	—	—	271
Impairment charges	18	—	(18)	—	—	—	—	—	—
Gain on sales of assets impact	(166)	—	—	63	—	—	—	—	(103)
Operating loss impact	(1,261)	216	207	(63)	—	(66)	52	—	(915)
Interest and investment loss impact	(25)	—	—	—	29	—	—	—	4
Income tax expense impact	(39)	(81)	(78)	24	(11)	25	(20)	630	450
After tax and noncontrolling interests impact	(1,614)	135	129	(39)	18	(41)	32	630	(750)
Diluted loss per share impact	$(15.10)	$1.26	$1.21	$(0.36)	$0.17	$(0.39)	$0.30	$5.89	$(7.02)
(1) Consists of expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.

	39 Weeks Ended October 31, 2015
.		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$4,215	$—	$17	$—	$—	$(30)	$(126)	$—	$4,076
Selling and administrative impact	5,005	(172)	(19)	—	—	—	(39)	—	4,775
Depreciation and amortization impact	330	—	(2)	—	—	—	—	—	328
Impairment charges impact	71	—	(71)	—	—	—	—	—	—
Gain on sales of assets impact	(730)	—	—	687	—	—	—	—	(43)
Operating loss impact	(461)	172	109	(687)	—	(30)	(87)	—	(984)
Interest and investment loss impact	(27)	—	—	—	25	—	—	—	(2)
Income tax benefit impact	189	(65)	(41)	258	(9)	11	33	87	463
After tax and noncontrolling interests impact	(549)	107	68	(429)	16	(19)	(54)	87	(773)
Diluted loss per share impact	$(5.15)	$1.00	$0.64	$(4.03)	$0.15	$(0.18)	$(0.51)	$0.82	$(7.26)
(1) Consists of one-time credits from vendors, transaction costs associated with strategic initiatives, expenses associated with legal matters, and other expenses.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

Adjusted EBITDA is computed as net loss attributable to Sears Holdings Corporation appearing on the Condensed Statements of Operations excluding income tax (expense) benefit, interest expense, interest and investment income (loss), depreciation and amortization and gain on sales of assets. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

The components of the adjustments to EBITDA related to domestic pension expense were as follows:

	13 Weeks Ended		39 Weeks Ended
millions	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Components of net periodic expense:
Interest cost	$57	$53	$171	$158
Expected return on plan assets	(51)	(62)	(152)	(187)
Recognized net loss and other	66	67	197	201
Net periodic expense	$72	$58	$216	$172

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

subsequent periods. As this valuation allowance has a significant impact on the effective tax rate, we have adjusted our results to reflect a standard effective tax rate for the Company beginning in fiscal 2011 when the valuation allowance was first established.
13-week period ended October 29, 2016 compared to the 13-week period ended October 31, 2015
Revenues and Comparable Store Sales
Revenues decreased $721 million to $5.0 billion for the third quarter of 2016, as compared to revenues of $5.8 billion for the third quarter of 2015. The year-over-year decline in revenues was primarily driven by having fewer Kmart and Sears Full-line stores in operation, which accounted for $323 million of the decline, as well as a 7.4% decline in comparable store sales during the quarter, which accounted for $304 million of the revenue decline. In addition, we also experienced a decline in revenues from Sears Hometown and Outlet Stores, Inc. ("SHO") of approximately $55 million during the third quarter of 2016 as compared to the prior year quarter.
Kmart comparable store sales declined 4.4% primarily due to declines in the grocery & household, consumer electronics, and pharmacy categories, which were partially offset by increases experienced in several categories, including apparel, jewelry and outdoor living. Sears Domestic comparable store sales decreased 10.0%, primarily driven by decreases in the home appliances, apparel and consumer electronics categories.
Gross Margin
Gross margin decreased $300 million to $962 million for the third quarter of 2016, as compared to the prior year third quarter due to the above noted decline in sales, as well as a decline in gross margin rate. The decline in margin rate is primarily attributed to a decrease in overall product margin, as well as a decrease in occupancy leverage. Gross margin for the third quarter of 2016 included a credit of $22 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, as well as charges of $38 million related to store closures. Gross margin for the third quarter of 2015 included a credit of $23 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, as well as charges of $6 million related to store closures.
Kmart's gross margin rate for the third quarter declined 610 basis points compared to the prior year third quarter, while Sears Domestic's gross margin rate decreased 90 basis points for the quarter. Kmart's gross margin was negatively impacted by costs associated with store closures. Excluding the impact of significant items noted in our Adjusted Earnings Per Share tables, Kmart's gross margin rate would have declined 440 basis points. The overall decline in Kmart's gross margin rate was primarily due to margin rate declines in the apparel, grocery & household and drugstore categories. The decline in Sears Domestic's gross margin rate was primarily driven by declines in the apparel and home appliances categories. The margin rate in both segments was negatively impacted by increased markdowns, including an increase in Shop Your Way® expense.
In addition, as a result of the Seritage and JV transactions, the third quarter of 2016 included additional rent expense of approximately $48 million and the third quarter of 2015 included additional rent expense and assigned sub-tenant rental income of approximately $52 million. Due to the structure of the leases, we expect that our cash rent obligations to Seritage and the joint venture partners will decline, over time, as space in these stores is recaptured. From the inception of the Seritage transaction to date, we have received recapture notices on 17 properties, which is estimated to reduce the rent expense by approximately $10 million on an annual basis. We have also exercised our right to terminate the lease on 17 properties, which is estimated to reduce rent expense by approximately $6 million on an annual basis.
Selling and Administrative Expenses
Selling and administrative expenses decreased $87 million in the third quarter of 2016 compared to the prior year. The third quarter of 2016 and 2015 included significant items related to our pension plan, store closings and severance, legal matters, transaction costs associated with strategic initiatives and other expenses which aggregated to expense of $190 million and $53 million, respectively. Excluding these items, selling and administrative expenses declined $224 million from the prior year quarter primarily due to a decrease in payroll expense. In addition,

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

advertising expense also declined as we shift away from traditional advertising to use of Shop Your Way® points expense, which is included within gross margin.
Our selling and administrative expenses as a percentage of total revenues ("selling and administrative expense rate") was 30.7% for the third quarter of 2016, compared to 28.3% in the prior year, and increased due to the decline in revenues, partially offset by the overall decrease in expenses noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased by $3 million in the third quarter of 2016 to $91 million, primarily due to having fewer assets to depreciate.
Impairment Charges
We recorded impairment charges of $3 million and $17 million during the third quarter of 2016 and 2015, respectively, related to the impairment of long-lived assets. Impairment charges recorded are described further in Note 3 of Notes to Condensed Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets for the quarter of $51 million in 2016 and $97 million in 2015. The gains recorded in the third quarter of 2016 included a gain of $15 million recognized on the sale of two Sears Full-line stores and $1 million of gains as a result of recapture activity, while the gains recorded during the third quarter of 2015 included a gain of $83 million related to the sale of a Sears Full-line store. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
The Company reported an operating loss of $624 million in the third quarter of 2016 compared to $382 million in the third quarter of 2015. Operating loss for the third quarter of 2016 included significant items noted above which aggregated to operating expense of $195 million. Operating loss for the third quarter of 2015 included significant items noted above which aggregated to operating income of $30 million. Excluding these items, we would have reported an operating loss of $429 million and $412 million for the third quarter of 2016 and 2015, respectively. The increase in adjusted operating loss in 2016 was primarily due to the decline in gross margin dollars, partially offset by the overall decline in selling and administrative expenses.
Interest and Investment Income (Loss)
We recorded interest and investment loss of $8 million during the third quarter of 2016 compared to interest and investment income of $17 million during the third quarter of 2015. The third quarter of 2016 and 2015 included a loss of $9 million and a gain of $17 million, respectively, related to our equity investment in Sears Canada.
Income Taxes
Our effective tax rate for the third quarter of 2016 was an expense rate of 1.5% compared to an expense rate of 3.2% in the prior year third quarter. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2016 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. In addition, the third quarters of 2016 and 2015 were negatively impacted by foreign branch taxes and state income taxes.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

39-week period ended October 29, 2016 compared to the 39-week period ended October 31, 2015
Revenues and Comparable Store Sales
For the first nine months of 2016, revenues decreased $1.8 billion to $16.1 billion, as compared to revenues of $17.8 billion for the first nine months of 2015. The decrease in revenue was primarily driven by a 6.2% decline in comparable store sales during the first nine months of 2016, which accounted for $812 million of the revenue decline, and by having fewer Kmart and Sears Full-line stores in operation, which accounted for $671 million of the decline. In addition, we also experienced a decline in revenues from SHO of approximately $176 million during the first nine months of 2016 compared to the first nine months of 2015.
Kmart comparable store sales declined 4.2% primarily driven by declines in the grocery & household, pharmacy, consumer electronics, drugstore and footwear categories. Sears Domestic comparable store sales decreased 8.0% primarily driven by decreases in the home appliances, apparel and consumer electronics categories.
Gross Margin
Gross margin decreased $816 million to $3.4 billion for the first nine months of 2016, as compared to the first nine months of the prior year due to the above noted decline in sales, as well as a decline in gross margin rate. The decline in margin rate is primarily attributed to a decrease in overall product margin, as well as a decrease in occupancy leverage. Gross margin for the first nine months of 2016 included a credit of $66 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, as well as charges of $102 million related to store closures. Gross margin for the first nine months of 2015 included one-time vendor credits of $126 million, a credit of $30 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, as well as charges of $17 million related to store closures.
As compared to the prior year period, Kmart's gross margin rate for the first nine months of 2016 declined 280 basis points, while Sears Domestic's gross margin rate declined 230 basis points. Excluding the impact of significant items noted in our Adjusted Earnings Per Share tables, Kmart's gross margin rate would have declined 180 basis points with the most notable decreases experienced in the apparel, grocery & household and drugstore categories, while Sears Domestic's gross margin rate would have declined 130 basis points driven by declines experienced in the apparel and home appliances categories. The decline in margin rate experienced in both Kmart and Sears Domestic is primarily attributable to increased markdowns, including an increase in Shop Your Way® expense.
In addition, as a result of the Seritage and JV transactions, the first nine months of 2016 and 2015 included additional rent expense and assigned sub-tenant rental income of approximately $150 million and $78 million, respectively. Due to the structure of the leases, we expect that our cash rent obligations to Seritage and the joint venture partners will decline, over time, as space in these stores is recaptured. From the inception of the Seritage transaction to date, we have received recapture notices on 17 properties, which is estimated to reduce the rent expense by approximately $10 million on an annual basis. We have also exercised our right to terminate the lease on 17 properties, which is estimated to reduce rent expense by approximately $6 million on an annual basis.
Selling and Administrative Expenses
Selling and administrative expenses decreased $475 million in the first nine months of 2016 compared to the first nine months of 2015. The first nine months of 2016 included significant items related to our pension plan, store closings and severance, legal matters, transaction costs associated with strategic initiatives and other expenses which aggregated to expense of $348 million, while the first nine months of 2015 included items related to our pension plan, store closings and severance, transaction costs associated with strategic initiatives and other expenses which aggregated to expense of $230 million. Excluding these items, selling and administrative expenses in 2016 declined $593 million from the first nine months of the prior year primarily due to a decrease in payroll expense. In addition, advertising expense also declined as we shift away from traditional advertising to use of Shop Your Way® points expense, which is included within gross margin.
Our selling and administrative expense rate was 28.2% for the first nine months of 2016, compared to 28.1% in the prior year, and increased as the decrease in expenses noted above was more than offset by the decline in revenues.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

Depreciation and Amortization
Depreciation and amortization expense decreased by $52 million in the first nine months of 2016 to $278 million, primarily due to having fewer assets to depreciate.
Impairment Charges
We recorded impairment charges of $18 million and $71 million during the first nine months of 2016 and 2015, respectively, related to the impairment of long-lived assets. Impairment charges recorded are described further in Note 3 of Notes to Condensed Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets $166 million and $730 million for the first nine months of 2016 and 2015, respectively. The gains recorded in the first nine months of 2016 included gains of $26 million related to three stores that closed pursuant to recapture notices from Seritage, of which $13 million related to the gain that had previously been deferred as we no longer have continuing involvement with those properties, and $13 million related to lease termination proceeds. The gains recorded in the first nine months of 2016 also included a gain of $15 million recognized on the sale of two Sears Full-line stores, gains of $10 million related to recapture activity, as well as a gain of $12 million recognized on the sale of one distribution center. The gains recorded during the first nine months of 2015 included gains of $508 million (comprised of a gain of $625 million and loss of $117 million) recognized in connection with the first quarter 2015 JV transactions and the transaction with Seritage. Gains on sales of assets in the first nine months of 2015 also included gains of $86 million recognized on the sale of two Sears Full-line stores, and $10 million recognized on the surrender and early termination of one Kmart store lease. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
The Company reported an operating loss of $1.3 billion and $461 million in the first nine months of 2016 and 2015, respectively. Operating loss for the first nine months of 2016 and 2015 included significant items noted above which aggregated to operating expense of $346 million and operating income of $523 million, respectively. Excluding these items, we would have reported an operating loss of $915 million and $984 million for the first nine months of 2016 and 2015, respectively. The decrease in adjusted operating loss in 2016 was primarily due to the decline in selling and administrative and depreciation and amortization expenses, partially offset by the decline in gross margin dollars.
Interest and Investment Loss
We recorded an interest and investment loss of $25 million during the first nine months of 2016 compared to $27 million during the first nine months of 2015. The first nine months of 2016 and 2015 included a loss of $29 million and $25 million, respectively, related to our equity investment in Sears Canada.
Income Taxes
Our effective tax rate for the first nine months of 2016 was an expense rate of 2.5% compared to a benefit rate of 25.6% in the first nine months of 2015. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2016 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. During the first nine months of 2015, the Company realized a significant tax benefit on the deferred taxes related to indefinite-life assets associated with the property sold in the transaction with Seritage. In addition, the first nine months of 2016 and 2015 were negatively impacted by foreign branch taxes and state income taxes.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

SEGMENT OPERATIONS
The following discussion of our business segment results is organized into two reportable segments: Kmart and Sears Domestic.
Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Merchandise sales and services	$1,888	$2,247	$6,248	$7,062

Cost of sales, buying and occupancy	1,605	1,774	5,100	5,562
Gross margin dollars	283	473	1,148	1,500
Gross margin rate	15.0%	21.1%	18.4%	21.2%

Selling and administrative	555	585	1,597	1,802
Selling and administrative expense as a percentage of total revenues	29.4%	26.0%	25.6%	25.5%
Depreciation and amortization	17	17	51	56
Impairment charges	3	10	7	12
Gain on sales of assets	(30)	(12)	(120)	(173)
Total costs and expenses	2,150	2,374	6,635	7,259
Operating loss	$(262)	$(127)	$(387)	$(197)
Adjusted EBITDA	$(169)	$(115)	$(295)	$(257)
Number of stores			801	952
13-week period ended October 29, 2016 compared to the 13-week period ended October 31, 2015
Revenues and Comparable Store Sales
For the quarter, Kmart's revenues decreased by $359 million to $1.9 billion in 2016, primarily due to the effect of having fewer stores in operation, which accounted for approximately $271 million of the decline, as well as the decrease in comparable store sales of 4.4%, which accounted for approximately $86 million of the decline.
Comparable store sales declined 4.4% primarily due to declines in the grocery & household, consumer electronics and pharmacy categories, which were partially offset by increases experienced in several categories, including apparel, jewelry and outdoor living.
Gross Margin
For the quarter, Kmart generated gross margin dollars of $283 million in 2016 compared to $473 million in 2015. Gross margin for the third quarter included credits of $4 million and $5 million in 2016 and 2015, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction. Gross margin for the third quarter also included charges of $36 million and $5 million in 2016 and 2015, respectively, related to store closures.
Kmart's gross margin rate for the quarter declined 610 basis points to 15.0% in 2016 from 21.1% in 2015. Excluding the impact of significant items recorded in gross margin during the quarter, Kmart's gross margin rate would have declined 440 basis points. The overall decline in Kmart's gross margin rate was primarily due to margin rate declines in the apparel, grocery & household and drugstore categories driven by increased markdowns, including an increase in Shop Your Way® expense.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

In addition, as a result of the Seritage and JV transactions, the third quarter of 2016 included additional rent expense of approximately $8 million and the third quarter of 2015 included additional rent expense and assigned sub-tenant rental income of approximately $10 million.
Selling and Administrative Expenses
For the quarter, Kmart's selling and administrative expenses decreased $30 million in 2016 as compared to the third quarter in 2015. Selling and administrative expenses for the third quarter of 2016 and 2015 were impacted by significant items related to store closings and severance which aggregated to expense of $71 million in 2016 and income of $3 million in 2015. Excluding these items, selling and administrative expenses decreased $104 million primarily due to a decrease in payroll expense.
Kmart's selling and administrative expense rate for the quarter was 29.4% in 2016 and 26.0% in 2015 and increased due to the decline in revenues, partially offset the overall decrease in expenses noted above.
Gain on Sales of Assets
Kmart recorded a total gain on sales of assets for the quarter of $30 million and $12 million in 2016 and 2015, respectively. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
For the quarter, Kmart recorded an operating loss of $262 million and $127 million in 2016 and 2015, respectively. Operating loss for the third quarter of 2016 included significant items noted above which aggregated to operating expense of $108 million. Operating loss for the third quarter of 2015 included significant items noted above which aggregated to operating expense of $7 million. Excluding these items, Kmart would have reported an operating loss of $154 million and $120 million for the third quarter of 2016 and 2015, respectively. The increase in Kmart's adjusted operating loss was primarily driven by the decline in gross margin dollars, partially offset by the decrease in selling and administrative expenses.
39-week period ended October 29, 2016 compared to the 26-week period ended October 31, 2015
Revenues and Comparable Store Sales
For the first nine months of 2016, Kmart's revenues decreased by $814 million to $6.2 billion in 2016, primarily due to the effect of having fewer stores in operation, which accounted for approximately $528 million of the decline, as well as the decrease in comparable store sales of 4.2%, which accounted for approximately $273 million of the decline.
Comparable store sales declined primarily driven by declines in the grocery & household, pharmacy, consumer electronics, drugstore and footwear categories.
Gross Margin
For the first nine months of 2016, Kmart generated $1.1 billion in gross margin compared to $1.5 billion in the first nine months of 2015. The decrease in Kmart's gross margin dollars is due to a decrease in revenues, as well as a decrease in gross margin rate. Gross margin for the first nine months of the year included credits of $13 million and $6 million in 2016 and 2015, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction. Gross margin for the first nine months of the year also included charges of $90 million and $14 million in 2016 and 2015, respectively, related to store closures.
Kmart's gross margin rate for the first nine months of the year declined 280 basis points to 18.4% in 2016 from 21.2% in 2015. Excluding the impact of significant items recorded in gross margin during the first nine months of the year, Kmart's gross margin rate would have declined 180 basis points, with the most notable decreases experienced in the apparel, grocery & household and drugstore categories driven by increased markdowns, including an increase in Shop Your Way® expense.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

In addition, as a result of the Seritage and JV transactions, the first nine months of 2016 and 2015 included additional rent expense and assigned sub-tenant rental income of approximately $27 million and $14 million, respectively.
Selling and Administrative Expenses
For the first nine months of 2016, Kmart's selling and administrative expenses decreased $205 million as compared to the first nine months of 2015. Selling and administrative expenses for the first nine months of 2016 and 2015 were impacted by significant items related to store closings and severance, as well as legal matters, which aggregated to expense of $77 million and $37 million, respectively. Excluding these items, selling and administrative expenses decreased $245 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate for the first nine months was 25.6% and 25.5% in 2016 and 2015, respectively, and increased primarily due to the decline in revenues, partially offset the overall decrease in expenses noted above.
Gain on Sales of Assets
Kmart recorded a total gain on sales of assets for the first nine months of $120 million and $173 million in 2016 and 2015, respectively. The gains recorded during the first nine months of 2016 included gains of $22 million related to two stores that closed pursuant to recapture notices from Seritage, of which $10 million related to the gain that had previously been deferred as we no longer have continuing involvement with those properties, and $12 million related to lease termination proceeds, as well as a gain of $12 million recognized on the sale of one distribution center. The gains recorded during the first nine months of 2015 included gains of $137 million (comprised of a gain of $154 million and loss of $17 million) recognized in connection with the transaction with Seritage. The first nine months of 2015 also included a gain of $10 million recognized on the surrender and early termination of one Kmart store lease. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
For the first nine months of the year, Kmart recorded an operating loss of $387 million and $197 million in 2016 and 2015, respectively. Operating loss for the first nine months included significant items noted above which aggregated to operating expense of $133 million in 2016 and operating income of $90 million in 2015. Excluding these items, Kmart would have reported an operating loss of $254 million and $287 million for the first nine months of 2016 and 2015, respectively. The decrease in Kmart's adjusted operating loss was primarily driven by the decrease in selling and administrative expenses, partially offset by the decline in gross margin dollars.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Merchandise sales and services	$3,141	$3,503	$9,838	$10,781

Cost of sales, buying and occupancy	2,462	2,714	7,587	8,066
Gross margin dollars	679	789	2,251	2,715
Gross margin rate	21.6%	22.5%	22.9%	25.2%

Selling and administrative	988	1,045	2,933	3,203
Selling and administrative expense as a percentage of total revenues	31.5%	29.8%	29.8%	29.7%
Depreciation and amortization	74	77	227	274
Impairment charges	—	7	11	59
Gain on sales of assets	(21)	(85)	(46)	(557)
Total costs and expenses	3,503	3,758	10,712	11,045
Operating loss	$(362)	$(255)	$(874)	$(264)
Adjusted EBITDA	$(206)	$(217)	$(452)	$(442)
Number of:
Full-line stores			676	708
Specialty stores			26	27
Total Sears Domestic Stores			702	735
13-week period ended October 29, 2016 compared to the 13-week period ended October 31, 2015
Revenues and Comparable Store Sales
For the quarter, Sears Domestic's revenues decreased by $362 million to $3.1 billion. The decline in revenue was primarily driven by a decrease in comparable store sales of 10.0%, which accounted for $218 million of the decline, and the effect of having fewer Full-line stores in operation, which accounted for $52 million of the decline. In addition, we also experienced a decline in revenues from SHO of approximately $55 million during the quarter.
Comparable store sales for the quarter declined primarily due to decreases in the home appliances, apparel and consumer electronics categories.
Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $679 million in 2016, compared to $789 million in 2015. Gross margin for the third quarter included credits of $18 million in both 2016 and 2015 related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction. Gross margin for the third quarter also included charges of $2 million and $1 million in 2016 and 2015, respectively, related to store closures.
Sears Domestic's gross margin rate for the quarter declined 90 basis points to 21.6% in 2016 from 22.5% in 2015, primarily driven by declines in the apparel and home appliances categories as a result of increased markdowns, including an increase in Shop Your Way® expense.
In addition, as a result of the Seritage and JV transactions, the third quarter of 2016 included additional rent expense of approximately $40 million and the third quarter of 2015 included additional rent expense and assigned sub-tenant rental income of approximately $42 million.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

Selling and Administrative Expenses
For the quarter, Sears Domestic's selling and administrative expenses decreased $57 million in 2016 as compared to the prior year. Selling and administrative expenses for the third quarter of 2016 and 2015 were impacted by significant items related to store closures and severance, legal matters, transactions costs associated with strategic initiatives and other expenses, which aggregated to expense of $119 million and $56 million, respectively. Excluding these items, selling and administrative expenses decreased $120 million primarily due to decreases in payroll expense and advertising expenses.
Sears Domestic's selling and administrative expense rate for the quarter was 31.5% in 2016 and 29.8% in 2015 and increased due to the decline in revenues, partially offset by the overall decrease in expenses noted above.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the quarter of $21 million and $85 million in 2016 and 2015, respectively. The gains recorded during the third quarter of 2016 included a gain of $15 million recognized on the sale of two Sears Full-line stores and $1 million of gains as a result of recapture activity, while the gains recorded during the third quarter of 2015 included a gain of $83 million related to the sale of a Sears Full-line store. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
For the quarter, Sears Domestic reported an operating loss of $362 million and $255 million in 2016 and 2015, respectively. Sears Domestic's operating loss for the third quarter of 2016 and 2015 included significant items which aggregated to operating expense of $87 million and operating income of $37 million, respectively. Excluding these items, we would have reported an operating loss of $275 million and $292 million for the third quarter of 2016 and 2015, respectively. The decrease in adjusted operating loss in 2016 was primarily driven by the above noted decrease in selling and administrative expenses, partially offset by a decrease in gross margin.
39-week period ended October 29, 2016 compared to the 39-week period ended October 31, 2015
Revenues and Comparable Store Sales
For the first nine months of 2016, Sears Domestic's revenues decreased by $943 million to $9.8 billion. The decline in revenue was primarily driven by a decrease in comparable store sales of 8.0%, which accounted for $539 million of the decline, and the effect of having fewer Full-line stores in operation, which accounted for $143 million of the decline. In addition, we also experienced a decline in revenues from SHO of approximately $176 million during the first nine months of 2016 compared to the first nine months of 2015.
Comparable store sales for the first nine months of 2016 declined primarily due to decreases in the home appliances, apparel and consumer electronics categories.
Gross Margin
For the first nine months of the year, Sears Domestic generated gross margin dollars of $2.3 billion and $2.7 billion in 2016 and 2015, respectively. Gross margin for the first nine months of 2016 and 2015 included credits of $53 million and $24 million, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, while the first nine months of 2015 also included one-time vendor credits of $126 million. Gross margin for the first nine months of the year also included charges of $12 million and $3 million in 2016 and 2015, respectively, related to store closures.
Sears Domestic's gross margin rate for the first nine months of the year declined 230 basis points to 22.9% in 2016 from 25.2% in 2015. Excluding the impact of significant items recorded in gross margin during the first nine months of 2016 and 2015, Sears Domestic's gross margin rate would have declined 130 basis points driven by declines experienced in the apparel and home appliances categories due to increased markdowns, including an increase in Shop Your Way® expense.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

In addition, as a result of the Seritage and JV transactions, the first nine months of 2016 and 2015 included additional rent expense and assigned sub-tenant rental income of approximately $123 million and $64 million, respectively.
Selling and Administrative Expenses
For the first nine months of the year, Sears Domestic's selling and administrative expenses decreased $270 million in 2016 as compared to the prior year. Selling and administrative expenses for the first nine months of 2016 and 2015 were impacted by significant items related to store closures and severance, legal matters, transactions costs associated with strategic initiatives and other expenses, which aggregated to expense of $271 million and $193 million, respectively. Excluding these items, selling and administrative expenses decreased $348 million in the first nine months of 2016 primarily due to decreases in payroll and advertising expenses.
Sears Domestic's selling and administrative expense rate for the first nine months of the year was 29.8% in 2016 and 29.7% in 2015 and increased as a result of the decline in revenues, partially offset by the overall decrease in expenses noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased by $47 million in the first nine months of 2016 to $227 million, primarily due to having fewer assets to depreciate.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets of $46 million and $557 million for the first nine months of 2016 and 2015, respectively. The gains recorded during the first nine months of 2016 included a gain of $15 million recognized on the sale of two Sears Full-line stores, as well as gains of $10 million as a result of recapture activity, and a gain of $4 million related to one store that closed pursuant to a recapture notice from Seritage, of which $3 million related to the gain that had previously been deferred as we no longer have continuing involvement with that property, and $1 million related to lease termination proceeds. The gains recorded during the first nine months of 2015 included gains of $371 million (comprised of a gain of $471 million and loss of $100 million) recognized in connection with the JV transactions and the transaction with Seritage. The gains recorded during the first nine months of 2015 also included gains of $86 million recognized on the sale of two Sears Full-line stores. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
For the first nine months of the year, Sears Domestic reported an operating loss of $874 million and $264 million in 2016 and 2015, respectively. Sears Domestic's operating loss for the first nine months of 2016 and 2015 included significant items which aggregated to operating expense of $213 million and operating income of $433 million, respectively. Excluding these items, we would have reported an operating loss of $661 million and $697 million for the first nine months of 2016 and 2015, respectively. The decrease in adjusted operating loss in 2016 was driven by the above noted decrease in selling and administrative and depreciation and amortization expenses, partially offset by a decrease in gross margin.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of October 29, 2016, October 31, 2015 and January 30, 2016 are detailed in the following table.

millions	October 29, 2016	October 31, 2015	January 30, 2016
Cash and equivalents	$145	$159	$141
Cash posted as collateral	3	1	2
Credit card deposits in transit	110	134	95
Total cash balances	$258	$294	$238
We had total cash balances of $258 million at October 29, 2016, compared to $294 million at October 31, 2015 and $238 million at January 30, 2016. During the first nine months of 2016, the Company received net proceeds of approximately $722 million from the 2016 Term Loan, net proceeds of approximately $485 million from the Secured Loan Facility and net proceeds of $291 million from the Second Lien Term Loan. In addition, the Company generated approximately $274 million from the sale of properties and investments. These proceeds were primarily used for general corporate purposes and to reduce outstanding borrowings under the Company's asset-based revolving credit facility.
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
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $30 million, $57 million and $59 million as of October 29, 2016, October 31, 2015 and January 30, 2016, respectively.
Operating Activities
During the first nine months of 2016, we used net cash in operating activities of $1.4 billion compared to $2.1 billion in the first nine months of 2015. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories and the payment of operating expenses. We used less cash in operations in the first nine months of 2016 compared to the comparable prior year period primarily due to a decrease in our net inventory.
Merchandise inventories were $5.0 billion and $6.2 billion at October 29, 2016 and October 31, 2015, respectively, while merchandise payables were $1.6 billion and $2.3 billion at October 29, 2016 and October 31, 2015. Our inventory balances at October 29, 2016 decreased approximately $1.2 billion from the prior year third quarter due to both improved productivity and store closures. Sears Domestic inventory decreased in virtually all categories with the most notable decreases in the home appliances, apparel and consumer electronics categories. Kmart inventory also decreased in virtually all categories with the most notable decreases in the drugstore, grocery & household, apparel and home categories.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

Investing Activities
During the first nine months of 2016, we generated net cash flows in investing activities of $159 million, which consisted of cash proceeds from the sale of properties and investments of $274 million, offset by cash used for capital expenditures of $115 million. During the first nine months of 2015, we generated net cash flows from investing activities of $2.6 billion, which consisted of cash proceeds from the sale of properties and investments of $2.7 billion, partially offset by cash used for capital expenditures of $152 million. Proceeds from the sales of properties and investments in 2015 included $2.6 billion of proceeds from the Seritage transaction.
Financing Activities
For the first nine months of 2016, we generated net cash flows from financing activities of $1.3 billion, which consisted of net proceeds from the 2016 Term Loan of $722 million, net cash proceeds from the Secured Loan Facility of $485 million and net proceeds of $291 million from the Second Lien Term Loan, which were partially offset by a decrease in short-term borrowings of $179 million and debt repayments of $50 million. During the first nine months of 2015, we used net cash flows in financing activities of $458 million, which consisted of debt repayments of $1.4 billion, of which $927 million was the purchase of Senior Secured Notes pursuant to the Tender Offer and $400 million was the repayment of the secured short-term loan, a decrease in short-term borrowings of $471 million and the payment of debt issuance costs of $50 million related to the amendment and extension of our Domestic Credit Facility, partially offset by $508 million net cash proceeds from sale-leaseback financing, which consisted of $426 million of proceeds from the JV transactions received during the first quarter of 2015 and $82 million of proceeds from the four JV properties that have continuing involvement received during the second quarter of 2015.
Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment and pension plan contributions. We have incurred losses and experienced negative operating cash flows for the past several years, and accordingly, the Company has taken a number of actions to continue to support its operations and meet its obligations.
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
Also during the second quarter of 2015, the Company completed an amendment and extension of our $3.275 billion Domestic Credit Facility, with approximately $2.0 billion maturing in 2020 and the remaining approximately $1.3 billion of the existing credit facility expiring on the original maturity date in April of 2016. Finally, during the third quarter of 2015, the Company completed a tender offer (the "Tender Offer") to purchase for cash up to $1.0 billion principal amount of its outstanding 6 5/8% Senior Secured Notes Due 2018 (the "Senior Secured Notes"). Approximately $936 million principal amount of the Senior Secured Notes were validly tendered in the Tender Offer.
During the first nine months of 2016, the Company completed various financing transactions, including the closing of the $750 million Senior Secured Term Loan (the "2016 Term Loan") maturing in July 2020, which generated net proceeds of approximately $722 million, the completion of a $500 million committed secured loan facility (the "Secured Loan Facility") maturing in July 2017 which generated net proceeds of approximately $485 million, and also entering into a $300 million Second Lien Credit Agreement (the “Second Lien Term Loan”) maturing in 2020 which generated net proceeds of approximately $291 million. Additionally, the Company generated over $270 million in cash proceeds from the sale of real estate and other asset sales. These actions provided the Company with

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

funds to support our operations and meet our financial obligations as we execute on our transformation to a more asset-light integrated retailer leveraging our membership-based Shop Your Way® program.
We expect to continue to right-size, redeploy and highlight the value of our assets, including our real estate portfolio, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company. We intend to continue to evaluate and optimize our cost structure, including optimizing store-level marketing expenditures and overall staffing levels, and we expect to continue taking action to reduce our fixed costs, and to improve our inventory management and gross margin realization. We are primarily focusing on profitability instead of revenues, market share and other metrics each of which relate to, but do not necessarily drive profit. This approach may negatively impact our sales, however, it is aimed at returning the Company to profitability.
We continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported a loss through the third quarter of 2016. In addition to the previously described actions taken to date in 2016, we expect to pursue other near-term actions to support our operations, meet our obligations and improve liquidity. These additional actions may include further expense reductions, additional debt financing, generating liquidity through our previously announced intention to explore alternatives for our Kenmore®, Craftsman® and DieHard® brands and our Sears Home Services business by evaluating potential partnerships or other transactions that could expand distribution of our brands and service offerings to realize significant growth, or asset sales. Our Amended Domestic Credit Agreement provides us up to $500 million of FILO loan capacity under the credit agreement and up to $2.0 billion of second lien loan capacity (of which $604 million is currently utilized) outside the credit agreement, all depending on the applicable and available borrowing base as defined in our applicable debt agreements, as well as our ability to secure commitments from lenders. We also have the ability to obtain longer-term secured or unsecured financing maturing outside of the credit facility maturity date which would not be subject to borrowing base limitations (see Note 2 of Notes to Condensed Consolidated Financial Statements).
We believe that our liquidity needs will be satisfied by the actions discussed above. However, we cannot predict the outcome of our actions to generate liquidity, or whether such actions would generate the expected liquidity as currently planned, or the availability of additional debt financing. The specific actions taken or assets involved, the timing, and the overall amount will depend on a variety of factors, including market conditions, interest in specific assets, valuations of those assets and our underlying operating performance.
If we continue to experience operating losses, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, we may not be able to access additional funds under our Amended Domestic Credit Agreement and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency.
Our outstanding borrowings at October 29, 2016, October 31, 2015 and January 30, 2016 were as follows:

millions	October 29, 2016	October 31, 2015	January 30, 2016
Short-term borrowings:
Unsecured commercial paper	$248	$9	$—
Secured borrowings	370	677	797
Long-term debt, including current portion:
Notes and debentures outstanding	3,517	1,976	1,984
Capitalized lease obligations	164	206	195
Total borrowings	$4,299	$2,868	$2,976

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets and secured short-term debt.

	13 Weeks Ended		39 Weeks Ended
millions	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Secured borrowings:
Maximum daily amount outstanding during the period	$370	$677	$1,150	$799
Average amount outstanding during the period	159	135	362	367
Amount outstanding at period-end	370	677	370	677
Weighted average interest rate	5.0%	3.5%	4.5%	3.0%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$250	$9	$250	$104
Average amount outstanding during the period	152	5	93	18
Amount outstanding at period-end	248	9	248	9
Weighted average interest rate	7.8%	4.3%	7.8%	4.1%

Secured short-term loan:
Maximum daily amount outstanding during the period	$—	$—	$—	$400
Average amount outstanding during the period	—	—	—	112
Amount outstanding at period-end	—	—	—	—
Weighted average interest rate	—%	—%	—%	5.0%
Information about our Domestic Credit Agreement, Term Loan, Secured Loan Facility, Secured Short-term Loan, 2016 Term Loan, Senior Secured Notes, Senior Unsecured Notes, Unsecured Commercial Paper and Wholly-owned Insurance Subsidiary and Intercompany Securities is included in Note 2 of Notes to Condensed Consolidated Financial Statements.
Intangible Asset Impairment Assessment
We continue to monitor our performance and do not believe an event has occurred that would result in an indefinite-lived intangible asset impairment at quarter end. However, further indefinite-lived intangible impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry, deterioration in our performance or our future projections, if actual results are not consistent with our estimates and assumptions used in the 2015 year-end impairment analysis, or changes in our plans for one or more indefinite-lived intangible assets. Further, our business is seasonal in nature, and we generate a high proportion of our revenues, operating income and operating cash flows during the fourth quarter of our year, which includes the holiday season. As a result, our overall profitability is heavily impacted by our fourth quarter operating results. The intangible asset impairment analysis is particularly sensitive to changes in the projected revenue growth rate and the assumed weighted-average cost of capital. Changes to these key assumptions could result in revisions of management’s estimates of the fair value of the indefinite-lived intangible assets and could result in impairment charges in the future, which could be material to our results of operations.
Recent Accounting Pronouncements
See Part I, Item 1, "Financial Statements – Notes to Condensed Consolidated Financial Statements," Note 10 – "Recent Accounting Pronouncements," for information regarding new accounting pronouncements.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

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
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to successfully implement our integrated retail strategy to transform our business; our ability to successfully manage our inventory levels; initiatives to improve our liquidity through inventory management and other actions; vendors' lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; possible limits on our access to our domestic credit facility, which is subject to a borrowing base limitation and a springing fixed charge coverage ratio covenant, capital markets and other financing sources, our ability to successfully achieve our plans to generate liquidity through potential transactions or otherwise; our ability to achieve cost savings initiatives; potential liabilities in connection with the separation of Lands' End and disposition of a portion of our ownership interest in Sears Canada; payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations, the impact of seasonal buying patterns, including seasonal fluctuations in weather conditions, which are difficult to forecast with certainty; fluctuations in our sales due to changes in customers' spending patterns and prevailing economic conditions; our dependence on sources outside the United States for significant amounts of our merchandise; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business and the transfer of significant internal historical knowledge to such parties; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; the substantial influence exerted over the Company by affiliates of our Chairman and Chief Executive Officer, whose interests may diverge from other stockholders' interests; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including shareholder litigation, product liability, patent infringement and qui tam claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing, amount and other risks related to required pension plan funding.
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations.
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At October 29, 2016, 61% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at October 29, 2016, which totaled approximately $2.6 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $26 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the third quarter of 2016. During the 13-week period ended October 29, 2016, we did not repurchase any shares of our common stock under our common share repurchase program. At October 29, 2016, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 31, 2016 to August 27, 2016	—	$—	—	$—
August 28, 2016 to October 1, 2016	—	—	—	—
October 2, 2016 to October 29, 2016	—	—	—	—
Total	—	$—	—	$—	$503,907,832

(1)
Our common share repurchase program was initially announced on September 14, 2005 and has a total authorization since inception of the program of $6.5 billion, including the authorizations to purchase up to an additional $500 million of common stock on each of December 17, 2009 and May 2, 2011. The program has no stated expiration date.

The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, is at least 15%, exceptions that may be subject to certain maximum amounts and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility. Further, the Amended Domestic Credit Agreement includes customary covenants that restrict our ability to make dispositions, prepay debt and make investments, subject, in each case, to various exceptions. The Amended Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.
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

SEARS HOLDINGS CORPORATION

Date: December 8, 2016	By:	/s/ ROBERT A. RIECKER
	Name:	Robert A. Riecker
	Title:	Controller and Head of Capital Market Activities*

*Mr. Riecker is signing this report both as a duly authorized officer and as the principal accounting officer.

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, dated January 22, 2014, filed on January 24, 2014 (File No. 000-51217)).

10.1
Second Lien Credit Agreement, dated as of September 1, 2016, between Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, the lenders party thereto, and JPP, LLC, as administrative agent and collateral administrator (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated September 1, 2016, filed on September 2, 2016 (File No. 001-36693)).

10.2
First Amendment to Security Agreement, dated as of September 1, 2016, between Sears Holdings Corporation, the other Grantors party thereto and Wilmington Trust, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K, dated September 1, 2016, filed on September 2, 2016 (File No. 001-36693)).

10.3
Amended and Restated Intercreditor Agreement, dated as of September 1, 2016, by and among Bank of America, N.A. and Wells Fargo Bank, National Association as ABL Agents, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated September 1, 2016, filed on September 2, 2016 (File No. 001-36693)).

*10.4	Letter from Registrant to Jason M. Hollar, dated as of September 18, 2014

10.5
Letter from Registrant to Jason M. Hollar, dated as of October 13, 2016 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated October 13, 2016, filed on October 14, 2016 (File No. 001-36693)).

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

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2016, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 weeks ended October 29, 2016 and October 31, 2015; (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the 13 and 39 weeks ended October 29, 2016 and October 31, 2015; (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of October 29, 2016, October 31, 2015 and January 30, 2016; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 weeks ended October 29, 2016 and October 31, 2015; (v) the Condensed Consolidated Statements of Deficit (Unaudited) for the 39 weeks ended October 29, 2016 and October 31, 2015; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

__________________

* Filed herewith.

E-1