Form 10-K
period 2017-01-28
SEARS HOLDINGS CORP
filed 2017-03-21
CIK 1310067

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 28, 2017
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such response) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☐  Accelerated filer    ☒   Non-accelerated filer    ☐   Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On March 16, 2017, the registrant had 107,151,038 common shares outstanding. The aggregate market value (based on the closing price of the Registrant's common shares for stocks quoted on the NASDAQ Global Select Market) of the Registrant's common shares owned by non-affiliates as of the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $357 million.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement relating to our Annual Meeting of Stockholders to be held on May 10, 2017 (the "2016 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I

Item 1.	Business
General
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger") on March 24, 2005. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We operate a national network of stores with 1,430 full-line and specialty retail stores in the United States operating through Kmart and Sears. Further, we operate a number of websites under the sears.com and kmart.com banners which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way connects all of the ways members shop - in store, at home, online and by phone. The Company is a leading home appliance retailer, as well as a leader in tools, lawn and garden, fitness equipment, automotive repair and maintenance, and is a significant player in the rapidly emerging Connected Solutions market. We offer key proprietary brands including Kenmore® and DieHard®, as well as Craftsman® branded product offerings. We also maintain a broad apparel and home offering including such well-known labels as Jaclyn Smith®, Joe Boxer®, Route 66®, Cannon®, Adam Levine® and Levi's® and also offer Lands' End® merchandise in some of our Full-line stores. We are the nation's No. 1 provider of appliance and product repair services, with nearly seven million service calls made annually.
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
Business Segments
Through the third quarter of 2014, we operated three reportable segments: Kmart, Sears Domestic and Sears Canada. Since the de-consolidation of Sears Canada in October 2014, we have operated in two segments, Kmart and Sears Domestic. Financial information, including revenues, operating loss, total assets and capital expenditures for each of these business segments is contained in Note 17 of Notes to Consolidated Financial Statements. Information regarding the components of revenue for Holdings is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations as well as Note 17 of Notes to Consolidated Financial Statements.
Kmart
At January 28, 2017, the Company operated a total of 735 Kmart stores across 49 states, Guam, Puerto Rico and the U.S. Virgin Islands. This store count consists of 734 discount stores, averaging 95,000 square feet, and one Super Center, approximately 185,000 square feet. Most Kmart stores are one-floor, free-standing units that carry a wide array of products across many merchandise categories, including consumer electronics, seasonal merchandise, outdoor living, toys, lawn and garden equipment, food and consumables and apparel, including products sold under such well-known labels as Craftsman , Jaclyn Smith, Joe Boxer, and certain proprietary Sears branded products (such as Kenmore and DieHard) and services. We also offer an assortment of major appliances, including Kenmore-branded products, in all of our locations. There are 451 Kmart stores that also operate in-store pharmacies. The Super Center combines a full-service grocery along with the merchandise selection of a discount store. There are also six Sears Auto Centers operating in Kmart stores, offering a variety of professional automotive repair and maintenance services, as well as a full assortment of automotive accessories. Kmart offers a layaway program, which allows members and customers to cost-effectively finance their purchases both in-store and online. In addition, our members and customers have the ability to buy online and pick up in store. This service is now available in over 700 Kmart stores via mygofer.com, kmart.com or shopyourway.com. Kmart also sells its products through its kmart.com website and provides members and customers enhanced cross-channel options such as buying through a mobile app or online and picking up merchandise in one of our Kmart or Sears Full-line stores.
Sears Domestic
At January 28, 2017, Sears Domestic operations consisted of the following:

•
Full-line Stores—670 stores located across all 50 states and Puerto Rico, primarily mall-based locations averaging 139,000 square feet. Full-line stores offer a wide array of products and service offerings across many merchandise categories, including appliances, consumer electronics/connected solutions, tools, sporting goods, outdoor living, lawn and garden equipment, certain automotive services and products, such as tires and batteries, home fashion products, as well as apparel, footwear, jewelry and accessories for the whole family. Our product offerings include our proprietary Kenmore, DieHard, Bongo, Covington, Simply Styled, Everlast, Metaphor, Roebuck & Co., Outdoor Life and Structure brand merchandise, and other brand merchandise such as Craftsman, Roadhandler, Levi's and WallyHome. Lands' End, Inc. continues to operate 215 "store within a store" departments inside Sears Domestic Full-line locations. We also have 588 Sears Auto Centers operating in association with Full-line stores. In addition, there are 23 free-standing Sears Auto Centers that operate independently of Full-line stores. Sears extends the availability of its product selection through the use of its sears.com and shopyourway.com website, which offers an assortment of home, apparel and accessory merchandise and provides members and customers the option of buying through a mobile app or online and picking up their merchandise in one of our Sears Full-line or Kmart stores.

•
Specialty Stores—25 specialty stores (primarily consisting of the 23 free-standing Sears Auto Centers noted above) located in free-standing, off-mall locations or high-traffic neighborhood shopping centers. Specialty stores also include a Sears Appliances store in Ft. Collins, Colorado.

•
Commercial Sales—We sell Sears merchandise, parts and services to commercial customers through our business-to-business Sears Commercial Sales, which includes California Builder Appliances, Inc. (d/b/a Monark Premium Appliance Co. of California), Florida Builder Appliances, Inc.  (d/b/a Monark Premium Appliance Co.) and Starwest, LLC. (d/b/a Monark Premium Appliance Co. of Arizona).

•
Home Services—Product Repair Services, the nation's No. 1 provider of appliance and product repair services, is a key element in our active relationship with nearly 35 million households. With approximately 6,400 service technicians making nearly seven million service calls annually, this business delivers a broad range of retail-related residential and commercial services across all 50 states, Puerto Rico, Guam and the Virgin Islands under either the Sears Parts & Repair Services or A&E Factory Service trade names. Commercial and residential customers can obtain parts and repair services for all major brands of products within the appliances, lawn and garden equipment, consumer electronics, floor care products, and heating and cooling systems categories. We also provide repair parts with supporting instructions for "do-it-yourself" members and customers through our searspartsdirect.com website. This business also offers protection agreements, home warranties and Kenmore and Carrier brand residential heating and cooling systems. Home Services also includes home improvement services (primarily siding, windows, cabinet refacing, kitchen remodeling, roofing, carpet and upholstery cleaning, air duct cleaning, and garage door installation and repair) provided through Sears Home Improvement Services and Sears Home & Business Franchises.

•
Delivery and Installation—Provides both home delivery and retail installation services for Holdings' retail operations with over four million deliveries and installation calls made annually. Also includes Innovel Solutions, which provides delivery services for third party customers.

Craftsman Brand Sale
On January 5, 2017, Holdings announced that it had entered into a definitive agreement under which Stanley Black & Decker would purchase the Craftsman brand from Holdings (the "Craftsman Sale"). On March 8, 2017, the Company closed its sale of the Craftsman brand to Stanley Black & Decker. The transaction provides Stanley Black & Decker with the right to develop, manufacture and sell Craftsman-branded products outside of Holdings and Sears

Hometown & Outlet Stores, Inc. distribution channels. As part of the agreement, Holdings will continue to offer Craftsman-branded products, sourced from existing suppliers, through its current retail channels via a perpetual license from Stanley Black & Decker, which will be royalty-free for the first 15 years after closing and royalty-bearing thereafter.
The Company received an initial upfront payment of $525 million, subject to closing costs and an adjustment for working capital changes, at closing. In addition, Stanley Black & Decker will pay a further $250 million in cash in three years and Holdings will receive payments of between 2.5% and 3.5% on new Stanley Black & Decker sales of Craftsman products for the 15 year period following the closing of the transaction. See Note 1 of Notes to Consolidated Financial Statements for further information.
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
We sell proprietary branded merchandise under a number of brand names that are important to our operations. Our KENMORE® and DIEHARD® brands are among the most recognized proprietary brands in retailing. These marks are the subject of numerous United States and foreign trademark registrations. Other well recognized Company trademarks and service marks include BLUELIGHT®, CANYON RIVER BLUES®, COVINGTON®, SHOP YOUR WAY®, SMART SENSE®, STRUCTURE®, THOM MCAN®, TOUGHSKINS®, and WALLY®, which also are registered or are the subject of pending registration applications in the United States. Generally, our rights in our trade names and marks continue so long as we use them.
Seasonality
The retail business is seasonal in nature, and we generate a high proportion of our revenues, operating income and operating cash flows during the fourth quarter of our year, which includes the holiday season. As a result, our overall profitability is heavily impacted by our fourth quarter operating results. Additionally, in preparation for the fourth quarter holiday season, we significantly increase our merchandise inventory levels, which are financed from operating cash flows, credit terms received from vendors and borrowings under our domestic credit agreement (described in the "Uses and Sources of Liquidity" section below). Fourth quarter reported revenues accounted for approximately 27% of total reported revenues in 2016, 29% of total reported revenues in 2015 and 28% of total reported revenues in 2014, excluding the impact of transactions related to Sears Canada and Lands' End. See Note 19 of Notes to Consolidated Financial Statements for further information on revenues earned by quarter in 2016 and 2015.
Competition
Our business is subject to highly competitive conditions. We compete with a wide variety of retailers, including other department stores, discounters, home improvement stores, consumer electronics dealers, auto service providers, specialty retailers, wholesale clubs, as well as many other retailers operating on a national, regional or local level in the U.S. and Canada. Online and catalog businesses, which handle similar lines of merchandise, also compete with us. Walmart, Target, Kohl's, J.C. Penney, Macy's, The Home Depot, Lowe's, Best Buy and Amazon are some of the national retailers and businesses with which we compete. The Home Depot and Lowe's are major competitors in relation to our home appliance business, which accounted for approximately 15% of our 2016, 15% of our 2015 and 15% of our 2014 reported revenues. Success in these competitive marketplaces is based on factors such as price, product assortment and quality, service and convenience, including availability of retail-related services such as access to credit, product delivery, repair and installation. Additionally, we are influenced by a number of factors, including, but not limited to, the cost of goods, consumer debt availability and buying patterns, economic conditions, customer preferences, inflation, currency exchange fluctuations, weather patterns, and catastrophic events. Item 1A in this Annual Report on Form 10-K contains further information regarding risks to our business.
Employees
At January 28, 2017, subsidiaries of Holdings had approximately 140,000 employees in the United States and U.S. territories. This employee count includes part-time employees.
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
The retail industry is highly competitive with few barriers to entry. We compete with a wide variety of retailers, including other department stores, discounters, home improvement stores, appliances and consumer electronics retailers, auto service providers, specialty retailers, wholesale clubs, online and catalog retailers and many other competitors operating on a national, regional or local level. Some of our competitors are actively engaged in new store expansion. Online and catalog businesses, which handle similar lines of merchandise, and some of which are not required to collect sales taxes on purchases made by their customers, also compete with us. Competition may intensify as competitors enter into business combinations or alliances. We also experience significant competition from promotional activities of our competitors, and some competitors may be able to devote greater resources to sourcing, promoting and selling their products. In this competitive marketplace, success is based on factors such as price, advertising, product assortment, quality, service, reputation and convenience.
Our success depends on our ability to differentiate ourselves from our competitors with respect to shopping convenience, a quality assortment of available merchandise, functionality of digital channels, and superior customer service and experience. We must also successfully respond to our members' and customers' changing tastes and expectations. The performance of our competitors, as well as changes in their pricing policies, marketing activities, new store openings and other business strategies, could have a material adverse effect on our business, financial condition and results of operations.
If we fail to offer merchandise and services that our members and customers want, our sales may be limited, which would reduce our revenues and profits.
In order for our business to be successful, we must identify, obtain supplies of, and offer to our members and customers, attractive, innovative and high-quality merchandise. Our products and services must satisfy the desires of our members and customers, whose preferences may change in the future. Our sales and operating results depend in part on our ability to predict consumer demand for products and services we sell, availability of merchandise, product trends, and our members' and customers' purchasing habits, tastes and preferences. If we misjudge these predictions, our relationship with our members and customers may be negatively impacted, and we may be faced with excess inventories of some products, which may impact our sales or require us to sell the merchandise we have obtained at lower prices, and missed opportunities for products and services we chose not to offer. In addition, merchandise misjudgments may adversely impact the perception or reputation of our company, which could result in declines in member and customer loyalty and vendor relationships. These factors could have a negative effect on our business, financial condition and results of operations.
If our integrated retail strategy to transform into a member-centric retailer is not successful, our business and results of operations could be adversely affected.
We are seeking to transform into a member-centric retailer through our integrated retail strategy, which is based on a number of initiatives, including our Shop Your Way program, that depend on, among other things, on our ability to respond quickly to ongoing technology developments and implement new ways to understand and rely on the data to interact with our members and customers and our ability to provide attractive, convenient and consistent online and mobile experiences for our members. We must anticipate and meet our members' and customers' evolving expectations, while counteracting developments by our competitors and striving to deliver a seamless experience across all of our sales channels. We may need to adjust our strategic initiatives depending on our members' and customers' reactions to and level of engagement with our initiatives. Failure to execute these initiatives or provide our members with positive experiences may result in a loss of active members, failure to attract new members and lower than anticipated sales. There is no assurance that our initiatives and strategies will improve our operating results.

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
Many economic and other factors are outside of our control, including consumer and commercial credit availability, consumer confidence and spending levels, as well as the impact of payroll tax and medical cost increases on U.S. consumers, recession, inflation, deflation, employment levels, housing sales and remodels, interest rates, tax rates, rates of economic growth, fiscal and monetary government policies, consumer debt levels, consumer debt payment behaviors, fuel costs and other challenges currently affecting the global economy, the full impact of which on our business, results of operations and financial condition cannot be predicted with certainty. These economic conditions adversely affect the disposable income levels of, and the credit available to, our members and customers, which could lead to reduced demand for our merchandise. Although fuel and energy costs have decreased in recent months, future increases may have a significant impact on our operations. We require significant quantities of fuel for the vehicles used by technicians in our home services business, and we are exposed to the risk associated with variations in the market price for petroleum products. We could experience a disruption in energy supplies, including our supply of gasoline, as a result of factors that are beyond our control, which could have an adverse effect on our business. Certain of our vendors also could experience increases in the cost of various raw materials, such as cotton, oil-related materials, steel and rubber, which could result in increases in the prices that we pay for merchandise, particularly apparel, appliances and tires. Domestic and international political events also affect consumer confidence. The threat, outbreak or escalation of terrorism, civil unrest, military conflicts or other hostilities could lead to a decrease in consumer spending. Any of these events and conditions could inhibit sales or cause us to increase inventory markdowns and promotional expenses, thereby reducing our gross margins.
The lack of willingness of our vendors to do business with us or to provide acceptable payment terms could negatively impact our liquidity and/or reduce the availability of products or services we seek to procure.
We depend on our vendors to provide us with financing on our purchases of inventory and services. Our vendors could seek to limit the availability of vendor credit to us or modify the other terms under which they sell to us, or both, which could negatively impact our liquidity. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver inventory or other services. Certain of our vendors finance their operations and/or reduce the risk associated with collecting accounts receivable from us by selling or "factoring" the receivables or by purchasing credit insurance or other forms of protection from loss associated with our credit risks. The ability of our vendors to do so is subject to the perceived credit quality of the Company. Such vendors could be limited in their ability to factor receivables or obtain credit protection in the future because of our perceived financial position and creditworthiness, which could reduce the availability of products or services we seek to procure, increase the cost to us of those products and services, or both.

We have ongoing discussions concerning our liquidity and financial position with the vendor community and third parties that offer various credit protection services to our vendors. The topics discussed have included such areas as pricing, payment terms and ongoing business arrangements. As of the date of this report, we have not experienced any significant disruption in our access to merchandise or our operations; however, there can be no assurance that one or more of our vendors may not slow or cease merchandise shipments or require or condition the sale or shipment of merchandise on new payment terms or other assurances. Such circumstances could have a negative effect on our business, financial condition and results of operations.
Certain factors, including changes in market conditions and our credit ratings, may limit our access to capital markets and other financing sources and materially increase our borrowing costs.
In addition to credit terms from vendors, our liquidity needs are funded by our operating cash flows and, to the extent necessary, borrowings under our credit agreements and commercial paper program, asset sales and access to capital markets. The availability of financing depends on numerous factors, including economic and market conditions, our operating performance, our credit ratings, and lenders' assessments of our prospects and the prospects of the retail industry in general. Changes in these factors may affect our cost of financing, liquidity and our ability to access financing sources, including our commercial paper program and possible second lien indebtedness that is permitted under the domestic revolving credit facility, with respect to each of which we have no lender commitments. Rating agencies revise their ratings for the companies that they follow from time to time. Several ratings agencies have downgraded the credit rating on certain of our outstanding debt instruments during the six months preceding the date of this report, and our ratings may be further revised or withdrawn in their entirety at any time.
The Company's domestic credit facility currently provides up to $2.8 billion of lender commitments, $1.5 billion of which are revolving commitments. Our ability to borrow funds under this facility is limited by a borrowing base determined by the value, from time to time, of eligible inventory, accounts receivable and certain other assets. If, through asset sales or other means, the value of these eligible assets is not sufficient to support borrowings of up to the full amount of the commitments under this facility, we will not have full access to the facility, but rather will have access to a lesser amount determined by the borrowing base. A decline in the value of eligible assets also could result in our inability to borrow up to the full amount of second lien indebtedness permitted by the domestic credit facility as our second-lien borrowings are limited by a borrowing base requirement under the indenture that governs our senior secured notes due 2018. The domestic revolving credit facility imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement. The domestic credit facility also effectively limits full access to the facility if our fixed charge ratio at the last day of any quarter is less than 1.0 to 1.0. As of January 28, 2017, our fixed charge ratio was less than 1.0 to 1.0. If availability under the domestic revolving credit facility were to fall below 10%, the Company would be required to test the fixed charge coverage ratio, and would not comply with the facility, and the lenders under the facility could demand immediate payment in full of all amounts outstanding and terminate their obligations under the facility. In addition, the domestic credit facility provides that in the event we make certain prepayments of indebtedness, for a period of one year thereafter we must maintain availability under the facility of at least 12.5%, and it prohibits certain other prepayments of indebtedness.
The lenders under our various credit facilities may not be able to meet their commitments if they experience shortages of capital and liquidity. Disruptions or turmoil in the financial markets could reduce our ability to meet our capital requirements. There can be no assurance that our ability to otherwise access the credit markets will not be adversely affected by changes in the financial markets and the global economy.
We cannot predict whether our plans to enhance our financial flexibility and liquidity to fund our transformation will be successful.
We are continuing to pursue a transformation strategy and to explore potential initiatives to enhance our financial flexibility and liquidity. We have incurred significant losses and experienced negative operating cash flows for the past several years, and accordingly we have taken a number of actions to fund our continued transformation and meet our obligations, including the amendment and extension of our revolving credit facility, the first lien term loan facility due 2018, the entrance into the first lien term loan facility due 2020, the second lien term loan facility due 2020, the amendment of the senior secured letter of credit facility, the real estate term loan facility due July

2017 and the real estate term loan facility due 2020, the sale of the Craftsman brand, the rights offering and sale-leaseback transaction with Seritage Growth Properties, the separation of our Lands' End subsidiary, the Sears Canada rights offering, the rights offering for senior unsecured notes with warrants, and various real estate transactions. We also expect to pursue other near-term actions to bolster liquidity. If we continue to incur losses, additional actions may be required to further enhance our financial flexibility and liquidity. The success of our initiatives is subject to risks and uncertainties with respect to market conditions and other factors that may cause our actual results, performance or achievements to differ materially from our plans. We cannot assure that cash flows and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position, mitigate any potential liquidity shortfall, pursue additional sources of liquidity, and reduce costs. There can be no assurance that these actions would be successful. In addition, there can be no assurance that the evaluation and/or completion of any potential transactions will not have a negative impact on our other businesses.
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
If we continue to experience operating losses and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, we may not be able to access additional funds under our domestic credit facility and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency.
Our business results and ability to fund our transformation depend on our ability to achieve cost savings initiatives and complete our previously announced restructuring program.
In February 2017, we initiated a restructuring program targeted to deliver at least $1.0 billion in annualized cost savings. Under the restructuring program, we plan to reduce our corporate overhead, more closely integrate our Sears and Kmart operations and improve our merchandising, supply chain and inventory management. The anticipated savings also include cost reductions from the previously announced closure of 108 Kmart and 42 Sears stores. If we are unable to deliver the expected cost reductions or complete the restructuring program as planned, while continuing to invest in business growth, our financial results could be adversely impacted. Our ability to successfully manage and execute these initiatives and realize expected savings and benefits in the amounts and at the times anticipated is important to our business success, and any failure to do so, which could result from our inability to successfully execute plans, changes in global or regional economic conditions, competition, changes in the industries in which we compete, unanticipated costs or charges and other factors described herein, could adversely affect our business, financial condition and results of operations. As part of our overhead reduction, we have reduced our corporate and operations headcount, including management level, distribution and field employees. These reductions, as well as attrition could result in the potential loss of specific knowledge relating to our company, operations and industry that could be difficult to replace. Also, we now operate with fewer employees, who have assumed additional duties and responsibilities. The restructuring program and workforce changes may negatively impact communication, morale, management cohesiveness and effective decision-making, which could have an adverse impact on our business operations, customer experience, sales and results of operations.

Our business results may be negatively impacted as a result of the recapture rights included in the Master Leases in connection with the Seritage transaction and JV transactions.
In 2015, we entered into various sale-lease back transactions with respect to certain of our real properties with Seritage Growth Properties ("Seritage") and certain joint ventures we formed with affiliates of Simon Property Group, Inc., General Growth Properties, Inc. and the Macerich Company (collectively, the "JVs"). In connection with the Seritage transaction and JV transactions, Holdings entered into agreements with Seritage and the JVs pursuant to which Holdings leased 255 of the properties (the "Master Leases"). The Master Leases include recapture provisions that allow Seritage or the JVs, as applicable, to reclaim approximately 50% of the space within these properties (subject to certain exceptions, including reclamation rights as to 100% of the space at 21 properties, and further subject to a lease termination payment by Seritage), in addition to all of the automotive care centers which are free-standing or attached as "appendages," and all outparcels or outlots, as well as certain portions of parking areas and common areas. While we believe these provisions are generally beneficial for Holdings as they facilitate the transformation of our physical stores, potentially enable us to rationalize our footprint by reducing the space we occupy in a given location, and provide us with substantial flexibility in how we manage our store network moving forward, if we are unable to successfully manage and execute our plans to operate our stores in the smaller footprint, our business, financial condition and results of operations could be adversely impacted. Additionally, the recapture rights are within the control of Seritage and the JVs and we cannot predict the timing on which the recapture rights may be exercised, if at all, or whether the timing of any such exercise of these rights will align well with the timing of our transformation, which could create disruptions in our operations.
Potential liabilities in connection with the separation of Lands' End or other asset transactions may arise under fraudulent conveyance and transfer laws and legal capital requirements.
With respect to the separation of our Lands' End, Inc. subsidiary, the sale of real estate assets to real estate investment trusts and other third parties, the sale of the Craftsman brand, and any future dispositions of other similar assets, if the Company, Lands' End, or any asset purchaser subsequently fails to pay its creditors or enters insolvency proceedings, the transaction may be challenged under U.S. federal, U.S. state and foreign fraudulent conveyance and transfer laws, as well as legal capital requirements governing distributions and similar transactions. If a court were to determine under these laws that, (a) at the time of the transaction, the entity in question: (1) was insolvent; (2) was rendered insolvent by reason of the transaction; (3) had remaining assets constituting unreasonably small capital; (4) intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured; or (b) the transaction in question failed to satisfy applicable legal capital requirements, the court could determine that the transaction was voidable, in whole or in part. Subject to various defenses, the court could then require the Company, Lands' End, the respective purchaser, or other recipients of value in connection with any such transaction, as the case may be, to turn over value to other entities involved in the transaction and contemplated transactions for the benefit of unpaid creditors. The measure of insolvency and applicable legal capital requirements will vary depending upon the jurisdiction whose law is being applied.
We rely extensively on computer systems to implement our integrated retail strategy, process transactions, summarize results and otherwise manage our business. Disruptions in these systems could harm our ability to run our business.
Given the significance of our online and mobile capabilities, our collection and use of data to create personalized experiences, and the number of individual transactions we have each year, including in our stores, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems, some of which are based on end-of-life or legacy technology, operate with minimal or no vendor support and are otherwise difficult to maintain. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches, catastrophic events such as fires, tornadoes, hurricanes, acts of terrorism and usage errors by our employees. If our systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer loss of critical data and interruptions or delays in our operations. Operating legacy systems subjects us to inherent costs and risks associated with maintaining, upgrading and replacing these systems and retaining sufficiently skilled personnel to maintain and operate the systems, demands on management time, and other risks and costs. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations, including on our Shop Your Way program and participation in or engagement with that program. We are pursuing initiatives to transform our information technology processes and systems. These initiatives are highly complex and include replacing legacy systems, upgrading existing systems, and acquiring new systems and hardware with updated functionality. The risk of disruption is increased in periods when such complex and significant systems changes are undertaken.
If we do not maintain the security of our member and customer, associate or company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.
The protection of member, customer, employee, and company data is critical to the Company. We have systems and processes in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Nevertheless, cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving and becoming increasingly sophisticated. Techniques or software used to gain unauthorized access, and/or disable, degrade or harm our systems may be difficult to detect or scope for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. These attempts to gain unauthorized access could lead to disruptions in our systems, unauthorized release of confidential or otherwise protected information or corruption of data. If individuals are successful in infiltrating, breaking into, disrupting, damaging or otherwise stealing from the computer systems of the Company or its third-party providers we may have to make a significant investment to fix or replace them, we may suffer interruptions in our operations in the interim, we may face costly litigation, government investigations, government enforcement actions, fines and/or lawsuits, the ability for our members to earn or redeem points in our Shop Your Way program may be impacted or halted, and our reputation with our members and customers may be significantly harmed. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches. A data security breach or any failure by us to comply with applicable privacy and information security laws and regulations could result in a loss of customer or member confidence and negatively impact our business, including our Shop Your Way program, and our results of operations. Moreover, a data security breach could require us to devote significant management resources to address the problems created by the breach and to expend significant additional resources to upgrade further the security measures that we employ to guard against such breaches, which could disrupt our business, operations and financial condition. As publicly announced on October 10, 2014, Kmart’s information technology team detected on October 9, 2014 that the Kmart store payment data system had been criminally breached beginning in early September 2014, that the payment data systems at Kmart stores were purposely infected with a new form of malware, and that debit and credit card numbers were potentially compromised. The Company has settled a class-action lawsuit in the Northern District of Illinois alleging violations relating to, and harm resulting from this incident and is awaiting final court approval of the settlement.
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
The Payment Card Industry (PCI) has established standards for securing payment card data through the PCI Data Security Standards (DSS). The Company is required to conduct an annual assessment with a PCI Qualified Security Assessor to assess compliance with the PCI DSS. Based on the 2016 assessment, the Company was determined to be non-compliant with PCI DSS. The Company presently expects to address areas of non-compliance prior to the deadline for the 2017 annual assessment in September 2017. A failure to achieve compliance with PCI DSS could result in the incurrence of fines, penalties or other liabilities by the Company.
Due to the seasonality of our business, our annual operating results would be adversely affected if our business performs poorly in the fourth quarter.
Due to the seasonality of our business, our operating results vary considerably from quarter to quarter. We generate a high proportion of revenues, operating income and operating cash flows during the fourth quarter of our year, which includes the holiday season. In addition, our Company incurs significant additional expenses for inventory, advertising and employees in the period leading up to the months of November and December in anticipation of higher sales volume in the fourth quarter. As a result, our fourth quarter operating results significantly impact our annual operating results. Our fourth quarter operating results may fluctuate significantly, based on many factors, including holiday spending patterns and weather conditions.
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
Our business is sensitive to customers' spending patterns, which in turn are subject to prevailing economic conditions. Our sales and results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our sales and financial performance, including:

•	actions by our competitors, including opening of new stores in our existing markets or changes to the way these competitors go to market online;

•	seasonal fluctuations due to weather conditions;

•	changes in our merchandise strategy and mix;

•	changes in population and other demographics; and

•	timing of our promotional events.
Accordingly, our results for any one quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may increase or decrease. For more information on our results of operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.
We rely on foreign sources for significant amounts of our merchandise, and our business may therefore be negatively affected by the risks associated with international trade.
We depend on a large number of products produced in foreign markets. We face risks, including reputational risks, associated with sourcing, purchasing, and the delivery of merchandise originating outside the United States, including:

•	potential economic and political instability in countries where our suppliers are located;

•	increases in shipping costs;

•
manufacturing and transportation delays and interruptions, including without limitation, delays and interruptions resulting from labor slowdowns, strikes, or other disruptions at any port where merchandise we purchase enters the U.S.;

•	the availability of raw materials to suppliers;

•	supplier financial instability;

•	supplier compliance with applicable laws, including labor and environmental laws, and with our global compliance program for suppliers and factories;

•	merchandise safety and quality issues, adverse fluctuations in currency exchange rates; and

•	changes in U.S. and foreign laws affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws.
U.S. foreign trade policies, trade restrictions, other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries, and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our results of operations.

We rely on third parties to provide us with services in connection with the administration of certain aspects of our business.
We have entered into agreements with third-party service providers (both domestic and overseas) to provide processing and administrative functions over a broad range of areas, and we may continue to do so in the future. These areas include finance and accounting, information technology, including IT development, call center, human resources and procurement functions. Services provided by third parties could be interrupted as a result of many factors, such as acts of God or contract disputes, and any failure by third parties to provide us with these services on a timely basis or within our service level expectations and performance standards could result in a disruption of our business. In addition, to the extent we are unable to maintain our outsourcing arrangements, we could incur substantial costs, including costs associated with hiring new employees or finding an alternative outsourced solution. Moreover, the Company cannot make any assurances that it would be able to arrange for alternate or replacement outsourcing arrangements on terms as favorable as the Company’s existing agreements, if at all. Any inability on the part of the Company to do so could negatively affect our results of operations. These outsourcing arrangements also carry the risk that the Company will fail to adequately retain the significant internal historical knowledge of our business and systems that is transferred to the service providers as the employment of the Company's personnel who possess such knowledge ends.
We could incur charges due to impairment of goodwill, intangible and long-lived assets.
At January 28, 2017, we had goodwill and intangible asset balances of $1.8 billion, which are subject to periodic testing for impairment. Our long-lived assets, primarily stores, also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow within our reporting unit, or sales of our branded products or cash flow generated from operations at individual store locations could result in impairment charges for goodwill and intangible assets or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Impairment charges, if any, resulting from the periodic testing are non-cash. A significant decline in the property fair values could result in long-lived asset impairment charges. A significant and sustained decline in our stock price could result in goodwill and intangible asset impairment charges. During times of financial market volatility, significant judgment is used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. See Notes 12 and 13 of Notes to Consolidated Financial Statements for further information.
Our failure to attract or retain employees, including key personnel, may disrupt our business and adversely affect our financial results.
Our business is dependent on our ability to attract, develop, and retain qualified employees, many of whom are entry-level or part-time positions with historically high turnover rates. Our ability to meet our labor needs and control labor costs is subject to external factors such as unemployment levels, prevailing wage rates, collective bargaining efforts, health care and other benefit costs, changing demographics, and our reputation within the labor market. If we are unable to attract and retain adequate numbers and an appropriate mix of qualified employees, the quality of service we provide to our customers may decrease and our financial performance may be adversely affected. Further, we depend on the contributions of key personnel, including Edward S. Lampert, our Chairman and Chief Executive Officer, and other key employees, for our future success. Although certain executives have employment agreements with us, changes in our senior management and any future departures of key employees may disrupt our business and materially adversely affect our results of operations.
Affiliates of our Chairman and Chief Executive Officer, whose interests may be different than your interests, exert substantial influence over our Company.
Affiliates of Edward S. Lampert, our Chairman and Chief Executive Officer, collectively own approximately 48% of the outstanding shares of our common stock at January 28, 2017. These affiliates are controlled, directly or indirectly, by Mr. Lampert. Accordingly, these affiliates, and thus Mr. Lampert, have substantial influence over many, if not all, actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.

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

Our sales and operating results could be adversely affected by product safety concerns or claims concerning the services we offer.
If our merchandise offerings do not meet applicable safety standards or consumer expectations regarding safety, we could experience decreased sales, increased costs, and exposure to reputational risk and personal injury, death, or property damage claims related to such merchandise. Such matters may require us to take actions such as product recalls and could give rise to government enforcement actions. We also provide various services to our members and customers, which could also give rise to such claims and government actions. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Reputational damage caused by and claims arising from real or perceived product safety concerns or from the services we offer could negatively affect our business and results of operations.
We may be subject to periodic litigation and other regulatory proceedings. These proceedings may be affected by changes in laws and government regulations or changes in the enforcement thereof.
From time to time, we may be involved in lawsuits and regulatory actions relating to our business, certain of which may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. Some of these actions have the potential for significant statutory penalties, and compensatory, treble or punitive damages. Our pharmacy, home services and grocery businesses, in particular, are subject to numerous federal, state and local regulations, and a significant change in, or noncompliance with, these regulations could have a material adverse effect on our compliance costs and results of operations. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws, including wage and hour laws, patent infringement claims, and investigations and actions that are based on allegations of untimely compliance or noncompliance with applicable regulations or statutes. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition, and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend our Company. Further, changes in governmental regulations both in the United States and in the other countries where we operate could have adverse effects on our business and subject us to additional regulatory actions. For a description of current legal proceedings, see Item 3, Legal Proceedings, as well as Note 18 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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
On March 18, 2016, we entered into a five-year pension plan protection and forbearance agreement with the Pension Benefit Guaranty Corporation ("PBGC"), pursuant to which the Company has agreed to continue to protect, or "ring-fence," pursuant to customary covenants, the assets of certain special purpose subsidiaries (the "Relevant Subsidiaries") holding real estate and/or intellectual property assets. Also under the agreement, the Relevant Subsidiaries granted PBGC a springing lien on the ring-fenced assets, which lien will be triggered only by (a) failure to make required contributions to the Company's pension plans (the "Plans"), (b) prohibited transfers of ownership interests in the Relevant Subsidiaries, (c) termination events with respect to the Plans, or (d) bankruptcy events with respect to the Company or certain of its material subsidiaries.
The Company will continue to make required contributions to the Plans, the scheduled amounts of which are not affected by the arrangement. Under the agreement, the PBGC has agreed to forbear from initiating an involuntary termination of the Plans, except upon the occurrence of specified conditions, one of which is based on the aggregate market value of the Company’s issued and outstanding stock. As of the date of this report, the Company’s stock price is such that the PBGC would be permitted to cease forbearance. The PBGC has been given notice in accordance with the terms of the agreement and has not communicated any intention to cease its forbearance; however, if the PBGC were to initiate an involuntary termination of the Plans, our financial condition could be materially and adversely affected.
We may not realize the full anticipated benefits of the recently closed Craftsman Sale transaction.
We may not realize the full anticipated benefits of the recently closed Craftsman Sale transaction (the "Craftsman Sale"), in which case our business, financial results or operations could be adversely affected. Under the Purchase Agreement, during the 15-year period following the closing of the Craftsman Sale, Holdings is entitled to receive additional contingent payments based on a specified percentage of aggregate worldwide net sales (as defined in the Purchase Agreement) of Stanley Black & Decker and its affiliates of Craftsman-branded products. These contingent payments are dependent upon Stanley successfully maintaining and increasing market demand for, and sales of, Craftsman-branded products, and there can be no assurance regarding the amount or timing of any such contingent payments. In addition, following the closing of the Craftsman Sale, we will have the right to continue to use the Licensed IP and sell Craftsman-branded products in certain distribution channels pursuant to a license agreement with Stanley. If the license is terminated, or if the terms of the license agreement are otherwise modified, we may not be able to continue to market, procure or sell Craftsman-branded products on favorable terms or at all, and our business may be adversely affected.
Our failure to comply with federal, state, local and international laws, or changes in these laws could adversely affect our results of operations.
Our business is subject to a wide array of laws and regulations. If we fail to comply with applicable laws and regulations, we could be subject to legal risk, including government enforcement action and class action civil litigation that could increase our cost of doing business. Changes in the regulatory environment regarding topics such as privacy and information security, product safety, environmental protection, payment methods and related fees, responsible sourcing, supply chain transparency, wage and hour laws, health care mandates and other applicable laws and regulations could also cause our compliance costs to increase and adversely affect our results of operations.
Our performance could further be impacted by changes in legislation, trade policies and agreements, energy and environmental standards, and tax laws and regulations. The current U.S. Administration has signaled that it may alter trade agreements and terms with foreign countries, including limiting trade and/or imposing a tariff on imports from certain foreign countries. If any such restrictions or tariffs are imposed on products that we import, we may be required to raise our prices, which could result in decreased sales. Further, changes in environmental and energy efficiency standards and regulations applicable to products that we develop and/or sell, and potential changes in the size and availability of tax incentives applicable to such products, may impact the types, characteristics, and consumer interest in such products, which may negatively impact our results of operations. Moreover, future legislation or regulations, including environmental matters, product certification, product liability, tariffs, duties, taxes, tax incentives and other matters, may impact our results. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity. In addition, various corporate tax reform proposals being discussed on Capitol Hill and in the U.S. Administration could impact our Company. A reduction in corporate income tax rates at the Federal level could be favorable to our financial position, while other ideas such as a border tax could dramatically increase our tax burden and raise the costs of goods for our consumers.
Weather conditions and natural disasters may impact consumer shopping patterns and could adversely affect our results of operations.
Significant weather conditions where our stores are located could negatively affect the Company's business and results of operations. Heavy snowfall, ice storms, rainstorms or other extreme weather conditions over a prolonged period could make it difficult for our members and customers to travel to our stores, thus leading to decreased sales. Our business is also susceptible to unseasonable weather conditions, such as unseasonably warm temperatures during the winter season or cool weather during the summer season, which could reduce demand for certain inventory and compromise our efforts to predict and manage inventory levels effectively. In addition, extreme weather conditions could result in disruption or delay of production and delivery of materials and products in our supply chain. In addition, natural disasters such as hurricanes, tornadoes and earthquakes, or a combination of these or other factors, could damage or destroy our facilities or make it difficult for members and customers to travel to our stores, thereby negatively affecting our business and results of operations as well as causing us to incur significant expenses to repair or replace such facilities.
Our stock price has been and may continue to be volatile.
The market price of our common stock has fluctuated substantially and may continue to fluctuate significantly. Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts' expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially.
Increases in the cost of employee benefits could impact our financial results and cash flow.
Our expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could negatively affect our financial results and cash flow. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform have resulted, and could continue to result in significant changes to the U.S. healthcare system. Due to the breadth and complexity of the healthcare reform legislation, and the potential for change in this regard under the current U.S. Administration, we are unable at this time to fully determine the impact that further healthcare reform will have on our employee health benefit plans.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The following table summarizes the locations of our Kmart and Sears Domestic stores at January 28, 2017:

		Sears Domestic
State / Territory	Kmart	Full-line Stores	Specialty Stores
Alabama	8	5	—
Alaska	—	3	—
Arizona	9	13	—
Arkansas	3	5	—
California	72	75	4
Colorado	8	10	1
Connecticut	5	7	—
Delaware	4	3	—
Florida	39	48	1
Georgia	18	18	—
Hawaii	5	4	—
Idaho	5	4	—
Illinois	19	24	5
Indiana	17	13	1
Iowa	15	5	1
Kansas	6	5	1
Kentucky	18	6	—
Louisiana	6	11	1
Maine	5	4	—
Maryland	16	18	—
Massachusetts	14	20	—
Michigan	38	19	—
Minnesota	7	10	—
Mississippi	2	4	—
Missouri	15	11	—
Montana	7	1	—
Nebraska	2	4	—
Nevada	10	5	1
New Hampshire	4	6	—
New Jersey	25	20	1
New Mexico	9	7	—
New York	42	35	4
North Carolina	21	18	—
North Dakota	5	4	—
Ohio	33	30	—
Oklahoma	6	6	—
Oregon	7	6	1
Pennsylvania	72	31	—
Rhode Island	1	2	—
South Carolina	14	9	—
South Dakota	3	2	—
Tennessee	14	14	—
Texas	11	56	1
Utah	5	5	1
Vermont	2	1	—
Virginia	19	19	—
Washington	9	17	1
West Virginia	14	6	—
Wisconsin	13	10	—
Wyoming	7	2	—
Puerto Rico	21	9	—
U.S. Virgin Islands	4	—	—
Guam	1	—	—
Totals	735	670	25

		Sears Domestic
	Kmart	Full-line Stores	Specialty Stores
Owned	67	293	20
Leased	668	377	5
January 28, 2017	735	670	25
In addition, at January 28, 2017, we had 31 domestic supply chain distribution centers, of which 12 were owned and 19 were leased with remaining lease terms ranging up to 10 years. Of the total, six primarily support Kmart stores, 21 primarily support Sears stores and four support both Sears and Kmart stores. We also had 429 domestic store warehouses, customer call centers and service facilities (including 19 facilities related to our Monark Premium Appliance Co. of California, Monark Premium Appliance Co., and Monark Premium Appliance Co. of Arizona businesses), most of which are leased for terms ranging from one to six years or are part of other facilities included in the above table. Many of our facilities are also used to support our online channels.
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
See Part II, Item 8, Financial Statements—Notes to Consolidated Financial Statements, Note 18—Legal Proceedings, for additional information regarding legal proceedings, which information is incorporated herein by this reference.

Item 4.	Mine Safety Disclosures
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table and information sets forth the names of our executive officers, their current positions and offices with the Company, the date they first became executive officers of the Company, their current ages, and their principal employment during the past five years.

Name	Position	Date First Became an Executive Officer	Age
Edward S. Lampert	Chairman of the Board and Chief Executive Officer	2013	54
Jason M. Hollar	Chief Financial Officer	2016	43
Eric D. Jaffe	Senior Vice President, Shop Your Way	2016	29
Girish Lakshman	President, Fulfillment - Supply Chain and Sourcing	2015	52
Leena Munjal	Senior Vice President, Customer Experience and Integrated Retail	2013	40
David Pastrana	President, Apparel	2016	40
James Politeski	President, Home Appliances and Consumer Electronics	2016	49
Robert A. Riecker	Controller and Head of Capital Markets Activities	2012	52
Sean Skelley	President, Home Services	2016	50
Stephan Zoll	President, Online	2016	46
__________________
Mr. Lampert has served as Chairman of the Company's Board of Directors since 2004 and as our Chief Executive Officer since February 2013. He also is the Chairman and Chief Executive Officer of ESL Investments, Inc., which he founded in April 1988.
Mr. Hollar was appointed to his current position in October 2016, and had served as Senior Vice President, Finance of the Company since October 2014. Prior to joining the Company, he worked for Delphi Automotive PLC, serving from December 2013 to September 2014 as Vice President and Corporate Controller and from April 2011 to November 2013 as CFO, Powertrain Systems and Delphi Europe, Middle East and Africa.
Mr. Jaffe has served in his current position, as Senior Vice President, Shop Your Way, since January 2013. Prior to joining the Company, he served as an Investment Analyst at Rand Group from 2012-2013, and as an Investment Analyst at ESL Investments from 2010-2012.
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
Mr. Pastrana was appointed to his current position in May 2015. He joined the Company as Chief of Staff in February 2014. Prior to joining the Company, he served as President, North America Region at Topshop USA from 2013-2014, and as Managing Director at Inditex USA from 2010-2013.
Mr. Politeski joined the Company as President, Home Appliances and Consumer Electronics in September 2016. Prior to joining the Company, he served as President of Samsung Electronics Canada from 2011-2015, and Senior Vice President of Samsung USA from 2009-2011.
Mr. Riecker was appointed to his current position in October 2016. He joined the Company as Assistant Controller in October 2005 and served as Vice President and Assistant Controller from May 2007 to October 2011. From October 2011 until his election as Vice President, Controller and Chief Accounting Officer in January 2012, he served as the Company's Vice President, Internal Audit.

Mr. Skelley joined the Company in October 2015 in his current role as President, Home Services. Prior to joining the Company, he served as Senior Vice President of Service Solutions at Asurion from 2011-2013.
Dr. Zoll joined the Company as President, Online in June 2016. Prior to joining the Company he held several positions at Ebay Germany, including Vice President from 2013-2016, and Senior Director prior to 2013.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Holdings' common stock is quoted on The NASDAQ Stock Market under the ticker symbol SHLD. There were 10,361 shareholders of record at March 16, 2017. The quarterly high and low sales prices for Holdings' common stock are set forth below.

	Fiscal Year 2016
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$19.12	$16.55	$18.18	$13.84
Low	$14.05	$10.52	$10.50	$7.08

	Fiscal Year 2015
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$46.23	$44.72	$28.31	$25.24
Low	$31.35	$20.86	$19.08	$16.27
Holdings has not paid cash dividends over the two most recent fiscal years and does not expect to pay cash dividends in the foreseeable future.
Equity Compensation Plan Information
The following table reflects information about securities authorized for issuance under our equity compensation plans at January 28, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*
Equity compensation plans approved by security holders	—	—	4,375,623
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	4,375,623

__________________

*
Represents shares of common stock that may be issued pursuant to our 2013 Stock Plan (our 2006 Stock Plan has been closed). Awards under the 2013 Stock Plan may be restricted stock, stock unit awards, incentive stock options, nonqualified stock options, stock appreciation rights, or certain other stock-based awards. The 2013 Stock Plan also allows common stock of Holdings to be awarded in settlement of an incentive award under the Sears Holdings Corporation Umbrella Incentive Program (and any incentive program established thereunder). The shares shown exclude shares covered by an outstanding plan award that, subsequent to January 28, 2017, ultimately are not delivered on an unrestricted basis (for example, because the award is forfeited, canceled, settled in cash or used to satisfy tax withholding obligations).

Stock Performance Graph
Comparison of Five-Year Cumulative Stockholder Return
The following graph compares the cumulative total return to stockholders on Holdings' common stock from January 27, 2012 through January 27, 2017, the last trading day before the end of fiscal year 2016, based on the market prices at the last trading day before the end of each fiscal year through and including fiscal year 2016, with the return on the S&P 500 Index, the S&P 500 Retailing Index and the S&P 500 Department Stores Index for the same period. The graph assumes an initial investment of $100 on January 27, 2012 in each of our common stock, the S&P 500 Index, the S&P Retailing Index and the S&P 500 Department Stores Index. The graph further assumes reinvestment of the value of: (i) subscription rights to purchase shares of common stock of Sears Hometown and Outlet Stores, Inc. on September 13, 2012, the ex-distribution date of the distribution of such rights to Holdings’ shareholders; (ii) common shares of Sears Canada on November 13, 2012, the distribution date of such shares to Holdings’ shareholders; (iii) shares of Lands' End on April 7, 2014, the ex-distribution date of the distribution of such shares to Holdings' shareholders; (iv) subscription rights to purchase shares of common stock of Sears Canada on October 17, 2014, the ex-distribution date of the distribution of such rights to Holdings' shareholders; (v) subscription rights to purchase up to $625 million in aggregate principal amount of 8% senior unsecured notes due 2019 and warrants to purchase shares of Holdings' common stock on November 3, 2014, the ex-distribution date of the distribution of such rights to Holdings' shareholders; and (vi) subscription rights to purchase shares of common stock of Seritage Growth Properties on June 12, 2015, the distribution date of such rights to Holdings’ shareholders.
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

	Jan 27, 2012	Feb 1, 2013	Jan 31, 2014	Jan 30, 2015	Jan 29, 2016	Jan 27, 2017
Sears Holdings	$100.00	$121.49	$92.93	$107.82	$68.95	$30.18
S&P 500 Index	$100.00	$117.59	$141.45	$161.56	$160.47	$193.94
S&P 500 Retailing Index	$100.00	$127.09	$159.26	$191.26	$223.38	$264.82
S&P 500 Department Stores Index	$100.00	$103.09	$119.64	$149.27	$107.64	$86.82

Purchase of Equity Securities
During the quarter ended January 28, 2017, we did not repurchase any shares of our common stock under our common share repurchase program. At January 28, 2017, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 30, 2016 to November 26, 2016	—	$—	—	$—
November 27, 2016 to December 31, 2016	—	—	—	—
January 1, 2017 to January 28, 2017	—	—	—	—
Total	—	$—	—	$—	$503,907,832
__________________

(1)	Consists entirely of 0 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.

(2)
Our common share repurchase program was initially announced on September 14, 2005 and has a total authorization since inception of the program of $6.5 billion, including the authorizations to purchase up to an additional $500 million of common stock on each of December 17, 2009 and May 2, 2011. The program has no stated expiration date.

The Amended Domestic Credit Agreement (described in Management's Discussion and Analysis of Financial Condition and Results of Operations - Uses and Sources of Liquidity section below) limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, is at least 15%, exceptions that may be subject to certain maximum amounts and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility. Further, the Amended Domestic Credit Agreement includes customary covenants that restrict our ability to make dispositions, prepay debt and make investments, subject, in each case, to various exceptions. The Amended Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0.

Item 6.	Selected Financial Data
The table below summarizes our recent financial information. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our Consolidated Financial Statements and notes thereto in Item 8.

	Fiscal
dollars in millions, except per share and store data	2016	2015	2014	2013	2012
Summary of Operations
Revenues(1)	$22,138	$25,146	$31,198	$36,188	$39,854
Domestic comparable store sales %	(7.4)%	(9.2)%	(1.8)%	(3.8)%	(2.5)%
Net loss from continuing operations attributable to Holdings' shareholders(2)	(2,221)	(1,129)	(1,682)	(1,365)	(930)
Per Common Share
Basic:
Net loss from continuing operations attributable to Holdings' shareholders	$(20.78)	$(10.59)	$(15.82)	$(12.87)	$(8.78)
Diluted:
Net loss from continuing operations attributable to Holdings' shareholders	$(20.78)	$(10.59)	$(15.82)	$(12.87)	$(8.78)
Holdings' book value per common share	$(35.71)	$(18.40)	$(8.93)	$16.34	$25.89
Financial Data
Total assets	$9,362	$11,337	$13,185	$18,234	$19,320
Long-term debt	3,470	1,971	2,878	2,531	1,560
Long-term capital lease obligations	103	137	210	275	364
Capital expenditures	142	211	270	329	378
Adjusted EBITDA(3)	(808)	(836)	(718)	(487)	428
Domestic Adjusted EBITDA(3)	(808)	(836)	(647)	(490)	359
Number of stores	1,430	1,672	1,725	2,429	2,548
_________________

(1)	We follow a retail-based financial reporting calendar. Accordingly, the fiscal year ended February 2, 2013 contained 53 weeks, while all other years presented contained 52 weeks.

(2)
The periods presented were impacted by certain significant items, which affected the comparability of amounts reflected in the above selected financial data. For 2016, 2015 and 2014, these significant items are discussed within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." 2013 results include the impact of domestic pension expense of $102 million, domestic store closings and severance of $180 million, domestic gain on the sales of assets of $41 million and the results of Lands' End and Sears Canada that were included in the results of our operations prior to the separations of $79 million and $244 million, respectively. 2012 results include the impact of non-cash charges of domestic pension settlements of $452 million, domestic pension expense of $103 million, domestic store closings and severance of $109 million, domestic transaction costs of $6 million, domestic gain on the sales of assets of $160 million and the results of the Lands' End, Sears Canada and Sears Hometown and Outlet businesses that were included in the results of our operations prior to the separations of $50 million, $(51) million and $51 million, respectively.

(3)
See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for a reconciliation of this measure to GAAP and a discussion of management’s reasoning for using such measure.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
We have divided our Management's Discussion and Analysis of Financial Condition and Results of Operations into the following six sections:

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
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 Merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We operate a national network of stores, with 1,430 full-line and specialty retail stores in the United States, operating as Kmart and Sears. Further, we operate a number of websites under the Sears.com and Kmart.com banners which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way connects all of the ways members shop - in store, at home, online and by phone.
Through the third quarter of 2014, we conducted our operations in three business segments: Kmart, Sears Domestic and Sears Canada. As a result of the de-consolidation of Sears Canada as described in Note 2 of Notes to the Consolidated Financial Statements, Sears Canada is no longer an operating or reportable segment. We now conduct our operations in two business segments: Kmart and Sears Domestic. The nature of operations conducted within each of these segments is discussed within the Business Segments section of Item 1 in this Annual Report on Form 10-K. Our business segments have been determined in accordance with accounting standards regarding the determination, and reporting, of business segments.
RESULTS OF OPERATIONS
Fiscal Year
Our fiscal year end is the Saturday closest to January 31 each year. Fiscal years 2016, 2015 and 2014 consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Holdings' Consolidated Results
Holdings' consolidated results of operations for 2016, 2015 and 2014 are summarized as follows:

millions, except per share data	2016	2015	2014
REVENUES
Merchandise sales and services	$22,138	$25,146	$31,198
COSTS AND EXPENSES
Cost of sales, buying and occupancy	17,452	19,336	24,049
Gross margin dollars	4,686	5,810	7,149
Gross margin rate	21.2%	23.1%	22.9%
Selling and administrative	6,109	6,857	8,220
Selling and administrative expense as a percentage of revenues	27.6%	27.3%	26.3%
Depreciation and amortization	375	422	581
Impairment charges	427	274	63
Gain on sales of assets	(247)	(743)	(207)
Total costs and expenses	24,116	26,146	32,706
Operating loss	(1,978)	(1,000)	(1,508)
Interest expense	(404)	(323)	(313)
Interest and investment income (loss)	(26)	(62)	132
Other income	13	—	4
Loss before income taxes	(2,395)	(1,385)	(1,685)
Income tax (expense) benefit	174	257	(125)
Net loss	(2,221)	(1,128)	(1,810)
(Income) loss attributable to noncontrolling interests	—	(1)	128
NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(2,221)	$(1,129)	$(1,682)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Diluted loss per share	$(20.78)	$(10.59)	$(15.82)
Diluted weighted average common shares outstanding	106.9	106.6	106.3

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a negative impact to our comparable store sales results of approximately 20 basis points and 10 basis points for 2016 and 2015, respectively. In addition, comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which did not have any impact in 2016 and resulted in a negative impact of 10 basis points for 2015.
Comparable store sales results for 2016 were calculated based on the 52-week period ended January 28, 2017 as compared to the comparable 52-week period in the prior year, while comparable store sales results for 2015 were calculated based on the 52-week period ended January 30, 2016 as compared to the comparable 52-week period in the prior year.
2016 Compared to 2015
Net Loss Attributable to Holdings' Shareholders
We recorded a net loss attributable to Holdings' shareholders of $2.2 billion ($20.78 loss per diluted share) and $1.1 billion ($10.59 loss per diluted share) for 2016 and 2015, respectively. Our results for 2016 and 2015 were affected by a number of significant items. Our net loss as adjusted for these significant items, which are further discussed below, was $887 million ($8.30 loss per diluted share) for 2016 and $953 million ($8.94 loss per diluted share) for 2015. The decrease in adjusted net loss for the year primarily reflected a decrease in selling and administrative expenses, partially offset by a decline in gross margin, which was driven by the decline in revenues and a decline in gross margin rate.
In addition to our net loss attributable to Holdings' shareholders determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for purposes of evaluating operating performance, we use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") and Domestic Adjusted EBITDA, as well as Adjusted Earnings per Share ("Adjusted EPS").

Adjusted EBITDA and Domestic Adjusted EBITDA were determined as follows:

millions	2016	2015	2014
Net loss attributable to Holdings per statement of operations	$(2,221)	$(1,129)	$(1,682)
Income (loss) attributable to noncontrolling interests	—	1	(128)
Income tax expense (benefit)	(174)	(257)	125
Interest expense	404	323	313
Interest and investment (income) loss	26	62	(132)
Other income	(13)	—	(4)
Operating loss	(1,978)	(1,000)	(1,508)
Depreciation and amortization	375	422	581
Gain on sales of assets	(247)	(743)	(207)
Before excluded items	(1,850)	(1,321)	(1,134)

Closed store reserve and severance	384	98	224
Domestic pension expense	288	229	89
Other(1)	31	(64)	50
Amortization of deferred Seritage gain	(88)	(52)	—
Impairment charges	427	274	63
Adjusted EBITDA	(808)	(836)	(708)

Lands' End	—	—	(10)
Adjusted EBITDA as defined(2)	$(808)	$(836)	$(718)

Sears Canada	—	—	71
Domestic Adjusted EBITDA as defined(2)	$(808)	$(836)	$(647)

(1) Consists of one-time credits from vendors, expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.
(2) Adjusted to reflect the results of the Lands' End and Sears Canada businesses that were included in our results of operations prior to the separation/disposition.

Adjusted EBITDA for our segments was as follows:

	2016			2015			2014
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Operating loss per statement of operations	$(530)	$(1,448)	$(1,978)	$(292)	$(708)	$(1,000)	$(422)	$(920)	$(166)	$(1,508)
Depreciation and amortization	71	304	375	72	350	422	95	437	49	581
(Gain) loss on sales of assets	(181)	(66)	(247)	(185)	(558)	(743)	(103)	(105)	1	(207)
Before excluded items	(640)	(1,210)	(1,850)	(405)	(916)	(1,321)	(430)	(588)	(116)	(1,134)

Closed store reserve, severance and other	318	66	384	86	12	98	142	55	27	224
Domestic pension expense	—	288	288	—	229	229	—	89	—	89
Other(1)	15	16	31	43	(107)	(64)	43	4	3	50
Amortization of deferred Seritage gain	(17)	(71)	(88)	(11)	(41)	(52)	—	—	—	—
Impairment charges	22	405	427	14	260	274	29	19	15	63
Adjusted EBITDA	(302)	(506)	(808)	(273)	(563)	(836)	(216)	(421)	(71)	(708)

Lands' End separation	—	—	—	—	—	—	—	(10)	—	(10)
Adjusted EBITDA as defined(2)	$(302)	$(506)	$(808)	$(273)	$(563)	$(836)	$(216)	$(431)	$(71)	$(718)
% to revenues(3)	(3.5)%	(3.8)%	(3.6)%	(2.7)%	(3.8)%	(3.3)%	(1.8)%	(2.6)%	(3.4)%	(2.3)%

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

The following tables set forth results of operations on a GAAP and "As Adjusted" basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Consolidated Statements of Operations during the years 2016, 2015 and 2014.

	Year Ended January 28, 2017
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve, Store Impairments and Severance	Trade name Impairment	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$4,686	$—	$226	$—	$—	$—	$(88)	$(33)	$—	$4,791
Selling and administrative impact	6,109	(288)	(158)	—	—	—	—	(64)	—	5,599
Depreciation and amortization impact	375	—	(20)	—	—	—	—	—	—	355
Impairment charges impact	427	—	(46)	(381)	—	—	—	—	—	—
Gain on sales of assets impact	(247)	—	—	—	109	—	—	—	—	(138)
Operating loss impact	(1,978)	288	450	381	(109)	—	(88)	31	—	(1,025)
Interest and investment loss impact	(26)	—	—	—	—	35	—	—	—	9
Other income impact	13	—	—	—	—	—	—	(13)	—	—
Income tax benefit impact	174	(108)	(169)	(143)	41	(13)	33	(7)	725	533
After tax and noncontrolling interests impact	(2,221)	180	281	238	(68)	22	(55)	11	725	(887)
Diluted loss per share impact	$(20.78)	$1.68	$2.63	$2.23	$(0.64)	$0.21	$(0.51)	$0.10	$6.78	$(8.30)

	Year Ended January 30, 2016
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve, Store Impairments and Severance	Trade name Impairment	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(2)	Tax Matters	As Adjusted
Gross margin impact	$5,810	$—	$44	$—	$—	$—	$(52)	$(146)	$—	$5,656
Selling and administrative impact	6,857	(229)	(54)	—	—	—	—	(82)	—	6,492
Depreciation and amortization impact	422	—	(3)	—	—	—	—	—	—	419
Impairment charges impact	274	—	(94)	(180)	—	—	—	—	—	—
Gain on sales of assets impact	(743)	—	—	—	687	—	—	—	—	(56)
Operating loss impact	(1,000)	229	195	180	(687)	—	(52)	(64)	—	(1,199)
Interest and investment loss impact	(62)	—	—	—	—	59	—	—	—	(3)
Income tax benefit impact	257	(86)	(73)	(68)	258	(22)	20	24	263	573
After tax and noncontrolling interests impact	(1,129)	143	122	112	(429)	37	(32)	(40)	263	(953)
Diluted loss per share impact	$(10.59)	$1.34	$1.14	$1.05	$(4.02)	$0.35	$(0.30)	$(0.38)	$2.47	$(8.94)
(1) Consists of one-time credits from vendors, expenses associated with legal matters, transaction costs associated with strategic initiatives, other expenses and other income.
(2) Consists of one-time credits from vendors, expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.

	Year Ended January 31, 2015
		Adjustments
millions, except per share data	GAAP	Domestic Pension Expense	Closed Store Reserve, Store Impairments and Severance	Domestic Gain on Sales of Assets	Other Expenses	Gain on Sears Canada Disposition	Domestic Tax Matters	Sears Canada Segment	Lands' End Separation	As Adjusted(1)
Gross margin impact	$7,149	$—	$68	$—	$—	$—	$—	$(502)	$(87)	$6,628
Selling and administrative impact	8,220	(89)	(129)	—	(47)	—	—	(603)	(77)	7,275
Depreciation and amortization impact	581	—	(8)	—	—	—	—	(49)	(3)	521
Impairment charges impact	63	—	(48)	—	—	—	—	(15)	—	—
Gain on sales of assets impact	(207)	—	—	87	—	—	—	(1)	—	(121)
Operating loss impact	(1,508)	89	253	(87)	47	—	—	166	(7)	(1,047)
Interest expense impact	(313)	—	—	—	—	—	—	5	—	(308)
Interest and investment income impact	132	—	—	—	—	(70)	—	(38)	—	24
Other income impact	4	—	—	—	—	—	—	(4)	—	—
Income tax expense impact	(125)	(33)	(95)	33	(18)	26	574	136	3	501
Income attributable to noncontrolling interests impact	128	—	—	—	—	—	—	(128)	—	—
After tax and noncontrolling interests impact	(1,682)	56	158	(54)	29	(44)	574	137	(4)	(830)
Diluted loss per share impact	$(15.82)	$0.53	$1.48	$(0.51)	$0.27	$(0.41)	$5.40	$1.29	$(0.04)	$(7.81)
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
These other significant items included in Adjusted EBITDA, Domestic Adjusted EBITDA and Adjusted EPS are further explained as follows:

•
Domestic pension expense – Contributions to our pension plans remain a significant use of our cash on an annual basis. Cash contributions to our pension and postretirement plans are separately disclosed on the cash flow statement. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, we have a legacy pension obligation for past service performed by Kmart and Sears associates. The annual pension expense included in our statement of operations related to these legacy domestic pension plans was relatively minimal in years prior to 2009. However, due to the severe decline in the capital markets that occurred in the latter part of 2008, and the resulting abnormally low interest rates, which continue to persist, our domestic pension expense was $288 million in 2016, $229 million in 2015 and $89 million in 2014. Pension expense is comprised of interest cost, expected return on plan assets and recognized net loss and other. This adjustment eliminates the entire pension expense from the statement of operations to improve comparability. Pension expense is included in the determination of net loss.

The components of the adjustments to EBITDA related to domestic pension expense were as follows:

millions	2016	2015	2014
Components of net periodic expense:
Interest cost	$227	$210	$221
Expected return on plan assets	(202)	(249)	(247)
Recognized net loss and other	263	268	115
Net periodic expense	$288	$229	$89
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

•
Domestic gains on sales of assets – We have recorded significant gains on sales of assets, as well as gains on sales of joint venture interests, which were primarily attributable to several real estate transactions. Management considers these gains on sales of assets to result from investing decisions rather than ongoing operations.

•
Mark-to-market adjustments – We elected the fair value option for the equity method investment in Sears Canada, and the change in fair value is recorded in interest and investment income in the Consolidated Statements of Operations. Management considers activity related to our retained investment in Sears Canada to result from investing decisions rather than ongoing operations. Furthermore, we do not consider the short term fluctuations in Sears Canada's stock price useful in assessing our operating performance.

•
Amortization of deferred Seritage gain – A portion of the gain on the Seritage transaction was deferred and will be recognized in proportion to the related rent expense, which is a component of cost of sales, buying and occupancy in the Consolidated Statements of Operations, over the lease term. Management considers the amortization of the deferred Seritage gain to result from investing decisions rather than ongoing operations.

•	Other – Consists of one-time credits from vendors, transaction costs associated with strategic initiatives, expenses associated with legal matters, other expenses and other income.

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
Revenues and Comparable Store Sales
Revenues decreased $3.0 billion, or 12.0%, to $22.1 billion in 2016, as compared to revenues of $25.1 billion in 2015. The decline in revenues included a decrease of $1.3 billion as a result of having fewer Kmart and Sears Full-line stores in operation. For the full year, comparable store sales declined 7.4%, which contributed to $1.4 billion of the revenue decline relative to the prior year. In addition, we also experienced a decline in revenues from Sears Hometown and Outlet Stores, Inc. ("SHO") of approximately $238 million during 2016 as compared to 2015.
Kmart comparable store sales declined 5.3% for the full year primarily driven by declines in the grocery & household, consumer electronics and pharmacy categories. Sears Domestic comparable store sales for the year declined 9.3% primarily driven by decreases in the home appliances, apparel and consumer electronics categories.
Gross Margin
Gross margin declined $1.1 billion to $4.7 billion in 2016 from $5.8 billion in 2015 as a result of the above noted decline in sales, as well as a decline in gross margin rate. Gross margin for 2016 included one-time vendor credits of $33 million, as well as a credit of $88 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, while 2015 included one-time vendor credits of $146 million, as well as a credit of $52 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction. Gross margin for 2016 and 2015 also included charges of $226 million and $44 million, respectively, related to store closures.
As compared to the prior year, Kmart's gross margin rate for 2016 declined 310 basis points. Excluding the impact of significant items primarily related to store closures as noted in our Adjusted Earnings Per Share tables, Kmart's gross margin rate would have declined 130 basis points with margin rate declines experienced across most categories, most notably in the apparel, grocery & household, drugstore, home and pharmacy categories. Sears Domestic's gross margin rate for 2016 decreased 130 basis points. Excluding the impact of significant items in both years primarily related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, one-time vendor credits and store closures, Sears Domestic's gross margin rate declined 60 basis points, with the most notable decreases experienced in the apparel, home appliances and footwear categories. The decline in margin rate experienced in both Kmart and Sears Domestic is primarily attributable to increased markdowns, including an increase in Shop Your Way points expense.
In addition, as a result of the Seritage and JV transactions, 2016 and 2015 included additional rent expense and assigned sub-tenant rental income of approximately $197 million and $133 million, respectively. Due to the structure of the leases, we expect that our cash rent obligations to Seritage and the joint venture partners will decline, over time, as space in these stores is recaptured. From the inception of the Seritage transaction to date, we have received recapture notices on 25 properties, which is estimated to reduce the rent expense by approximately $14 million on an annual basis. We have also exercised our right to terminate the lease on 36 properties, which is estimated to reduce rent expense by approximately $12 million on an annual basis.
Selling and Administrative Expenses
Selling and administrative expenses decreased $748 million to $6.1 billion in 2016 from $6.9 billion in 2015 and included significant items which aggregated to an expense of $510 million and $365 million for 2016 and 2015, respectively. Excluding these items, selling and administrative expenses declined $893 million, primarily due to a decrease in payroll expense. In addition, advertising expense also declined as we continued to shift away from traditional advertising to use of Shop Your Way points expense, which is included within gross margin.
Selling and administrative expenses as a percentage of revenues ("selling and administrative expense rate") were 27.6% and 27.3% for 2016 and 2015, respectively, as the decreases in overall selling and administrative expenses were more than offset by the above noted decline in revenues.
Depreciation and Amortization
Depreciation and amortization expense decreased by $47 million during 2016 to $375 million, as compared to 2015, primarily due to having fewer assets to depreciate.
Impairment Charges
We recorded impairment charges of $427 million in 2016, which consisted of impairment of $381 million related to the Sears trade name, as well as $46 million related to the impairment of long-lived assets. We recorded impairment charges of $274 million in 2015, which consisted of impairment of $180 million related to the Sears trade name, as well as $94 million related to the impairment of long-lived assets. Impairment charges recorded in both years are described further in Notes 1 and 13 of Notes to Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets of $247 million in 2016 and $743 million in 2015, which were primarily attributable to several significant real estate transactions. The gains recorded in 2015 included $508 million recognized in connection with the joint venture transactions and the sale-leaseback transaction with Seritage. Gains on sales of assets recorded in both years are described further in Note 11 of Notes to Consolidated Financial Statements.

Operating Loss
We recorded an operating loss of $2.0 billion and $1.0 billion in 2016 and 2015, respectively. The operating loss for 2016 included significant items which aggregated to operating expense of $953 million, while operating loss for 2015 included significant items which aggregated to operating income of $199 million. Excluding these items, we would have reported an adjusted operating loss of $1.0 billion and $1.2 billion in 2016 and 2015, respectively. The decrease in adjusted operating loss in 2016 was primarily driven by the decrease in selling and administrative expenses, partially offset by the decline in gross margin noted above.
Interest Expense
We incurred $404 million and $323 million in interest expense during 2016 and 2015, respectively. The increase is due to an increase in average outstanding borrowings in 2016.
Interest and Investment Loss
We recorded interest and investment loss of $26 million during 2016 compared to interest and investment loss of $62 million during 2015. Interest and investment income loss is described further in Note 6 of Notes to Consolidated Financial Statements.
Income Taxes
We recorded an income tax benefit of $174 million in 2016 compared with an income tax benefit of $257 million in 2015. Our effective tax rate for 2016 was a benefit of 7.3% compared to a benefit of 18.6% for 2015. During 2016, the Company realized a significant tax benefit on the deferred taxes related to the partial impairment of the Sears trade name. In addition, the Company recorded a tax benefit related to the net gain on pension and other postretirement benefits in continuing operations and a corresponding tax expense of the same amount in other comprehensive income. Also, the application of the requirements for accounting for income taxes, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2016 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. In addition, 2016 was negatively impacted by foreign branch taxes and state income taxes.
The 2015 rate was favorably impacted by the significant tax benefit realized on the deferred taxes related to indefinite-life assets associated with the property sold in the transaction with Seritage and the tax benefit realized on the deferred taxes related to the partial impairment of the Sears trade name. These items were partially offset by foreign branch taxes and state income taxes.
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
Operating Loss
We recorded an operating loss of $1.0 billion and $1.5 billion in 2015 and 2014, respectively. The operating loss for 2015 included significant items which aggregated to operating income of $199 million, while operating loss for 2014 included significant items which aggregated to operating expense of $461 million. Excluding these items, we would have reported an adjusted operating loss of $1.2 billion and $1.0 billion in 2015 and 2014, respectively. The increase in adjusted operating loss in 2015 was primarily driven by the decrease in gross margin, partially offset by the decline in selling and administrative expenses.
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
Income Taxes
We recorded an income tax benefit of $257 million in 2015 compared with income tax expense of $125 million in 2014. During 2015, the Company realized a significant tax benefit on the deferred taxes related to indefinite-life assets associated with the property sold in the transaction with Seritage. As a result, our effective tax rate for 2015 was a benefit of 18.6% compared to expense of 7.4% for 2014. Also, the application of the requirements for accounting for income taxes, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2015 continued to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. In addition, 2015 was negatively impacted by foreign branch taxes and state income taxes.
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
Business Segment Results
Kmart
Kmart results and key statistics were as follows:

millions, except number of stores	2016	2015	2014
Merchandise sales and services	$8,650	$10,188	$12,074
Comparable store sales %	(5.3)%	(7.3)%	(1.4)%
Cost of sales, buying and occupancy	7,093	8,042	9,513
Gross margin dollars	1,557	2,146	2,561
Gross margin rate	18.0%	21.1%	21.2%
Selling and administrative	2,175	2,537	2,962
Selling and administrative expense as a percentage of total revenues	25.1%	24.9%	24.5%
Depreciation and amortization	71	72	95
Impairment charges	22	14	29
Gain on sales of assets	(181)	(185)	(103)
Total costs and expenses	9,180	10,480	12,496
Operating loss	$(530)	$(292)	$(422)
Adjusted EBITDA	$(302)	$(273)	$(216)
Total Kmart stores	735	941	979
2016 Compared to 2015
Revenues and Comparable Store Sales
Kmart’s revenues decreased by $1.5 billion to $8.7 billion in 2016, primarily due to the effect of having fewer stores in operation, which accounted for approximately $1.0 billion of the decline. Revenues were also impacted by a decrease in comparable store sales of 5.3%, which accounted for approximately $477 million of the decline. The decline in comparable store sales was primarily driven by declines in the grocery & household, consumer electronics and pharmacy categories.
Gross Margin
Kmart generated $1.6 billion in gross margin in 2016 compared to $2.1 billion in 2015. The decrease in Kmart’s gross margin is due to the above noted decrease in sales, as well as a decline in gross margin rate. Gross margin included significant items which aggregated to expense of $170 million and $28 million for 2016 and 2015, respectively.
Kmart's gross margin rate declined 310 basis points to 18.0% in 2016 from 21.1% in 2015. Excluding the impact of significant items primarily related to store closures as noted in our Adjusted Earnings Per Share tables, Kmart's gross margin rate would have declined 130 basis points due to margin rate declines experienced across most categories, most notably in the apparel, grocery & household, drugstore, home and pharmacy categories driven by increased markdowns, including an increase in Shop Your Way points expense.
In addition, as a result of the Seritage and JV transactions, 2016 and 2015 included additional rent expense and assigned sub-tenant rental income of approximately $35 million and $25 million, respectively.

Selling and Administrative Expenses
Kmart's selling and administrative expenses decreased $362 million in 2016. Selling and administrative expenses included significant items which aggregated to expense of $146 million and $90 million for 2016 and 2015, respectively. Excluding these items, selling and administrative expenses decreased $418 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate was 25.1% in 2016 and 24.9% in 2015 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Impairment charges
Kmart recorded impairment charges of $22 million and $14 million in 2016 and 2015, respectively, related to the impairment of long-lived assets. Impairment charges recorded during 2016 and 2015 are further described in Note 13 of Notes to Consolidated Financial Statements.
Gain on Sales of Assets
Kmart recorded total gains on sales of assets of $181 million and $185 million in 2016 and 2015, respectively. Gains on sales of assets recorded in both years are described further in Note 11 of Notes to Consolidated Financial Statements.
Operating Loss
Kmart recorded an operating loss of $530 million in 2016 as compared to $292 million in 2015. Operating loss for 2016 included significant items which aggregated to operating expense of $280 million, while operating loss for 2015 included significant items which aggregated to operating income of $14 million. Excluding these items, Kmart would have reported an adjusted operating loss of $250 million and $306 million for 2016 and 2015, respectively. The decrease in Kmart's adjusted operating loss was primarily driven by the decrease in selling and administrative expenses, partially offset by a decline in gross margin.
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
Depreciation and Amortization
Depreciation and amortization expense decreased by $23 million during 2015 to $72 million, as compared to 2014, primarily due to having fewer assets to depreciate.
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
Operating Loss
Kmart recorded an operating loss of $292 million in 2015 as compared to $422 million in 2014. Operating loss for 2015 included significant items which aggregated to operating income of $14 million, while operating loss for 2014 included significant items which aggregated to operating expense of $208 million. Excluding these items, Kmart would have reported an adjusted operating loss of $306 million and $214 million for 2015 and 2014, respectively. The increase in Kmart's adjusted operating loss was primarily driven by the decrease in gross margin, partially offset by the decrease in selling and administrative expenses.

Sears Domestic
Sears Domestic results and key statistics were as follows:

millions, except number of stores	2016	2015	2014
Merchandise sales and services	$13,488	$14,958	$17,036
Comparable store sales %	(9.3)%	(11.1)%	(2.1)%
Cost of sales, buying and occupancy	10,359	11,294	12,950
Gross margin dollars	3,129	3,664	4,086
Gross margin rate	23.2%	24.5%	24.0%
Selling and administrative	3,934	4,320	4,655
Selling and administrative expense as a percentage of total revenues	29.2%	28.9%	27.3%
Depreciation and amortization	304	350	437
Impairment charges	405	260	19
Gain on sales of assets	(66)	(558)	(105)
Total costs and expenses	14,936	15,666	17,956
Operating loss	$(1,448)	$(708)	$(920)
Adjusted EBITDA	$(506)	$(563)	$(421)
Lands' End separation	—	—	(10)
Adjusted EBITDA as defined(1)	$(506)	$(563)	$(431)
Number of:
Full-line stores	670	705	717
Specialty stores	25	26	29
Total Sears Stores	695	731	746
__________________
(1) Adjusted to reflect the results of the Lands' End business that were included in our results of operations prior to the separation.
2016 Compared to 2015
Revenues and Comparable Store Sales
Sears Domestic's revenues decreased by $1.5 billion to $13.5 billion in 2016 as compared to 2015. This decline in revenues was primarily driven by a decrease in comparable store sales of 9.3%, which accounted for $890 million of the decline, and the effect of having fewer Full-line stores in operation, which accounted for $241 million of the decline. The decline in Sears Domestic comparable store sales was primarily driven by decreases in the home appliances, apparel and consumer electronics categories. In addition, we also experienced a decline in revenues from SHO of approximately $238 million during 2016 as compared to 2015.
Gross Margin
Sears Domestic generated gross margin of $3.1 billion and $3.7 billion in 2016 and 2015, respectively, and included significant items which aggregated to additional gross margin of $65 million and $182 million for 2016 and 2015, respectively.
Sears Domestic's gross margin rate for the year declined 130 basis points to 23.2% in 2016 from 24.5% in 2015. Excluding the impact of significant items in both years primarily related to the amortization of the deferred gain on sales of assets associated with the Seritage transaction, one-time vendor credits and store closures, Sears Domestic's gross margin rate declined 60 basis points, with the most notable decreases experienced in the apparel, home appliances and footwear categories driven by increased markdowns, including an increase in Shop Your Way points expense.

In addition, as a result of the Seritage and JV transactions, 2016 and 2015 included additional rent expense and assigned sub-tenant rental income of approximately $162 million and $108 million, respectively.
Selling and Administrative Expenses
Sears Domestic’s selling and administrative expenses decreased $386 million in 2016 as compared to 2015 and included significant items which aggregated to $364 million and $275 million for 2016 and 2015, respectively. Excluding these items, selling and administrative expenses decreased $475 million, primarily due to decreases in payroll and advertising expenses.
Sears Domestic's selling and administrative expense rate was 29.2% in 2016 and 28.9% in 2015 and increased as the above noted expense reduction was more than offset by the decline in sales noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased by $46 million during 2016 to $304 million, as compared to 2015, primarily due to having fewer assets to depreciate.
Impairment Charges
Sears Domestic recorded impairment charges of $405 million in 2016 which consisted of impairment of $381 million related to the Sears trade name, as well as $24 million related to the impairment of long-lived assets. We recorded impairment charges of $260 million in 2015 which consisted of impairment of $180 million related to the Sears trade name, as well as $80 million related to the impairment of long-lived assets. Impairment charges recorded in both years are described further in Notes 1 and 13 of Notes to Consolidated Financial Statements.
Gain on Sales of Assets
Sears Domestic recorded total gains on sales of assets of $66 million and $558 million in 2016 and 2015, respectively. The gains recorded in 2015 included $371 million recognized in connection with the joint venture transactions and the sale-leaseback transaction with Seritage. Gains on sales of assets recorded in both years are described further in Note 11 of Notes to Consolidated Financial Statements.
Operating Loss
Sears Domestic reported an operating loss of $1.4 billion in 2016 compared to $708 million in 2015. Sears Domestic's operating loss in 2016 included significant items which aggregated to expense of $673 million, while Sears Domestic's operating loss for 2015 included significant items which aggregated to operating income of $185 million. Excluding these items, we would have reported an adjusted operating loss of $775 million and $893 million for 2016 and 2015, respectively. The decrease in adjusted operating loss in 2016 was driven by the decrease in selling and administrative expenses, partially offset by the above noted decline in gross margin.
2015 Compared to 2014
Revenues and Comparable Store Sales
Sears Domestic's revenues decreased by $2.1 billion to $15.0 billion in 2015 as compared to 2014. This decline in revenues was primarily driven by a decrease in comparable store sales of 11.1%, which accounted for $1.2 billion of the decline, and the effect of having fewer Full-line stores in operation, which accounted for $433 million of the decline. The revenue decline also included $222 million lower revenue as a result of the separation of the Lands' End business, which occurred in the first quarter of 2014, as well as lower revenues from our Home Services business of approximately $110 million. The decline in comparable store sales was driven by reduced, but more highly targeted promotional and marketing spend to better align with member needs and a shift away from low margin categories, such as consumer electronics. Comparable store sales in the latter part of the year, particularly in the apparel and softlines businesses, were negatively impacted by unseasonably warm weather and a highly promotional environment.

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
Operating Loss
Sears Domestic reported an operating loss of $708 million in 2015 compared to $920 million in 2014. Sears Domestic’s operating loss in 2015 included significant items which aggregated to operating income of $185 million, while Sears Domestic's operating loss for 2014 included significant items which aggregated to operating expense of $87 million. Excluding these items, we would have reported an adjusted operating loss of $893 million and $833 million for 2015 and 2014, respectively. The increase in adjusted operating loss in 2015 was driven by the above noted decrease in gross margin, partially offset by the decline in selling and administrative expenses.

Sears Canada
Sears Canada conducts similar retail operations as Sears Domestic. As previously noted, the Company completed a rights offering for a portion of its interest in Sears Canada in the third quarter of 2014. As such, the Company no longer maintained control of Sears Canada resulting in the de-consolidation of Sears Canada on October 16, 2014.
Sears Canada results and key statistics through the date of de-consolidation were as follows:

millions	2014
Merchandise sales and services	$2,088
Comparable sales %	(8.0)%
Cost of sales, buying and occupancy	1,586
Gross margin dollars	502
Gross margin rate	24.0%
Selling and administrative	603
Selling and administrative expense as a percentage of total revenues	28.9%
Depreciation and amortization	49
Impairment charges	15
Loss on sales of assets	1
Total costs and expenses	2,254
Operating loss	$(166)
Adjusted EBITDA	$(71)
ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of January 28, 2017 and January 30, 2016 are detailed in the following table.

millions	January 28, 2017	January 30, 2016
Cash and equivalents	$196	$141
Cash posted as collateral	3	2
Credit card deposits in transit	87	95
Total cash balances	$286	$238
We had total cash balances of $286 million and $238 million at January 28, 2017 and January 30, 2016, respectively. During 2016, the Company received net proceeds from various financing transactions of $2.0 billion, which included approximately $722 million from the 2016 Term Loan, approximately $485 million from the 2016 Secured Loan Facility, approximately $291 million from the Second Lien Term Loan and approximately $486 million from the 2017 Secured Loan Facility. In addition, the Company generated approximately $386 million from the sale of properties and investments. These proceeds were primarily used for general corporate purposes and to reduce outstanding borrowings under the Company's asset-based revolving credit facility.
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
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $29 million and $59 million as of January 28, 2017 and January 30, 2016, respectively.
Operating Activities
The Company used $1.4 billion of cash in its operations during 2016, $2.2 billion during 2015 and $1.4 billion during 2014. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories and the payment of operating expenses. We used less cash in operations in 2016 compared to the prior year primarily due to a decrease in our net inventory. We used more cash in operations in 2015 compared to 2014 primarily driven by the increase in inventory balances experienced in 2015 as compared to the significant decrease in inventory balances experienced during 2014.
Merchandise inventories were $4.0 billion and $5.2 billion, respectively, at January 28, 2017 and January 30, 2016, while merchandise payables were approximately $1.0 billion and $1.6 billion, respectively, at January 28, 2017 and January 30, 2016. Our inventory balances decreased approximately $1.2 billion primarily due to both improved productivity and store closures. Sears Domestic inventory decreased in virtually all categories, with the most notable decreases in the home appliances, apparel and consumer electronics. Kmart inventory also decreased in virtually all categories with the most notable decreases in the apparel, grocery & household goods, drugstore and home categories.
Investing Activities
We generated net cash flows from investing activities of $244 million in 2016, $2.5 billion in 2015 and $327 million in 2014.
For 2016, net cash flows from investing activities primarily consisted of cash proceeds from the sale of properties and investments of $386 million, partially offset by cash used for capital expenditures of $142 million. For 2015, net cash flows from investing activities primarily consisted of cash proceeds from the sale of properties and investments of $2.7 billion, partially offset by cash used for capital expenditures of $211 million. Proceeds from the sales of properties and investments included approximately $2.6 billion of net proceeds from the Seritage transaction. For 2014, net cash flows generated from investing activities primarily consisted of cash proceeds from the sale of properties and investments of $424 million, partially offset by cash used for capital expenditures of $270 million. Additionally, 2014 included proceeds from the Sears Canada rights offering of $380 million, partially offset by $207 million resulting from the de-consolidation of Sears Canada cash.
We spent $142 million, $211 million and $270 million during 2016, 2015 and 2014, respectively, for capital expenditures. Capital expenditures during 2014 included expenditures by Sears Canada of $32 million. Capital expenditures during all three years primarily included investments in online and mobile shopping capabilities, enhancements to the Shop Your Way platform, information technology infrastructure and store maintenance.
We anticipate 2017 capital expenditure levels to be similar to 2016 levels. In the normal course of business, we consider opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash and cause our capital expenditure levels to vary from period to period. In addition, we review leases that will expire in the short term in order to determine the appropriate action to take with respect to them.
Financing Activities
During 2016, we generated net cash flows from financing activities of $1.2 billion, which consisted of proceeds from debt issuances of $2.0 billion and $71 million of net cash proceeds received during the fourth quarter of 2016 from a sale-leaseback financing transaction for five Sears Full-line stores and two Sears Auto Centers that have continuing involvement, partially offset by a decrease in short-term borrowings of $797 million, debt repayments of $66 million and the payment of debt issuance costs of $51 million.
During 2015, the Company used net cash flows in financing activities of $364 million, which consisted of debt repayments of $1.4 billion, of which $927 million was the purchase of Senior Secured Notes pursuant to the tender offer and $400 million was the repayment of the secured short-term loan, the payment of debt issuance costs of $50 million related to the amendment and extension of our Domestic Credit Facility and fees related to the tender offer related to our Senior Secured Notes. These uses of cash were partially offset by an increase in short-term borrowings of $583 million and $508 million of net cash proceeds from sale-leaseback financing, which consisted of $426 million of proceeds from the JV transactions received during 2015 and $82 million of proceeds received in 2015 related to four joint venture properties that have continuing involvement.
During 2014, the Company generated net cash from financing activities of $285 million, which primarily consisted of Lands' End pre-separation funding of $515 million and proceeds from debt issuances of $1.0 billion, consisting of $400 million from the secured short-term loan entered into in September 2014 and $625 million from the 8% senior unsecured notes due 2019 issued in November 2014. For further information, see Note 3 of Notes to Consolidated Financial Statements. The cash generated from financing activities was primarily used to pay down existing revolver borrowings.
During 2016, 2015 and 2014, we did not repurchase any of our common shares under our share repurchase program. The common share repurchase program was initially announced in 2005 and had a total authorization since inception of the program of $6.5 billion. At January 28, 2017, we had approximately $504 million of remaining authorization under the program. The common share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.
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
During 2015, we undertook actions to monetize the value of certain of our real estate assets, which included entering into three different real estate joint ventures with General Growth Properties, Inc., Simon Property Group, Inc. and The Macerich Company, in which we contributed a total of 31 properties to the joint ventures in exchange for a 50% interest in each of the joint ventures and $429 million in gross cash proceeds, as well as the completion of the rights offering and sale-leaseback transaction with Seritage in which we received aggregate gross proceeds of $2.7 billion. Also during 2015, the Company completed an amendment and extension of the $3.275 billion revolving portion of our domestic credit facility, with approximately $2.0 billion maturing in 2020 and the remaining  approximately $1.3 billion of the existing domestic credit facility expiring on the original maturity date in April 2016. Finally, during 2015, the Company completed a tender offer (the "Tender Offer") to purchase for cash up to $1.0 billion principal amount of its outstanding 6 5/8% Senior Secured Notes Due 2018 (the "Senior Secured Notes"). Approximately $936 million principal amount of the Senior Secured Notes were validly tendered in the Tender Offer.
During 2016, the Company completed various financing transactions, including the closing of the $750 million Senior Secured Term Loan under its domestic credit facility (the "2016 Term Loan") maturing in July 2020, which generated net proceeds of approximately $722 million, the completion of a $500 million real estate loan facility in April 2016 (the "2016 Secured Loan Facility") maturing in July 2017 which generated net proceeds of approximately $485 million, the completion of an additional $500 million real estate loan facility in January 2017 (the "2017 Secured Loan Facility") maturing in July 2020 which generated net proceeds of approximately $486 million, and also entering into a $300 million Second Lien Credit Agreement in September 2016 (the “Second Lien Term Loan”) maturing in 2020 which generated net proceeds of approximately $291 million. Additionally, the

Company generated nearly $460 million in cash proceeds from the sale of real estate and other asset sales, including $71 million from a sale-leaseback transaction for five Sears Full-line stores and two Sears Auto Centers.
Other actions announced during the fourth quarter of 2016 included a new Letter of Credit and Reimbursement Agreement (the "LC Facility Agreement") providing for up to a $500 million (of which $200 million is presently committed) secured standby letter of credit facility (the "LC Facility") from certain affiliates of ESL Investments, Inc., and the establishment of a Special Committee of the Board of Directors to market certain real estate properties targeting at least $1.0 billion of asset sales. The specific assets involved, the timing and the overall amount will depend on a variety of factors, including market conditions, interest in specific assets, valuations of those assets and our underlying operating performance. A portion of the cash proceeds generated from these asset sales will be utilized to repay amounts outstanding under both the 2016 Secured Loan Facility and 2017 Secured Loan Facility.
In addition, in February 2017, the Company entered into an amendment to our existing domestic credit facility. The amendment reduced the aggregate revolver commitments from $1.971 billion to $1.5 billion, but also implemented other modifications to covenants and reserves against the domestic credit facility borrowing base that improved net liquidity. The amended credit facility is smaller in size, reflecting the Company's reduced needs consistent with lower inventory levels associated with our transforming business model, which has fewer physical stores and a greater online presence. The amendment also provides additional flexibility in the form of a $250 million increase in the general debt basket from $750 million to $1.0 billion. Our domestic credit facility permits us up to $500 million of FILO loan capacity under the credit agreement and up to $2.0 billion of second lien loan capacity (of which $604 million is currently utilized) outside the credit agreement, all depending on the applicable and available borrowing base as defined in our applicable debt agreements, as well as our ability to secure commitments from lenders. We also have the ability to obtain longer-term secured financing maturing outside of the domestic credit facility maturity date which would not be subject to borrowing base limitations (see Note 3 of Notes to Consolidated Financial Statements). The options available to us include securitizing assets and real estate loans, which we have successfully executed in the past. Further, in February and March 2017, the Company issued commercial paper to meet short-term liquidity needs, with the maximum amount outstanding during this time of $100 million, of which all has been repaid.
Also in February 2017, the Company initiated a restructuring program targeted to deliver at least $1.0 billion in annualized cost savings in 2017, which includes cost reductions from the previously announced store closures. Under the restructuring program, we intend to simplify Holdings' organizational structure, including greater consolidation of the Sears and Kmart corporate and support functions, as well as implement a streamlined operating model to drive greater accountability and profitability. We also intend to transition to an integrated value chain model to drive efficiencies in pricing, sourcing, supply chain and inventory management, optimize product assortment at Sears and Kmart stores to better align with preferences of our Best Members focusing on profitable, high-return Best Categories and actively manage our real estate portfolio to identify additional opportunities for reconfiguration and reduction of capital obligations. We are primarily focusing on profitability instead of revenues, market share and other metrics each of which relate to, but do not necessarily drive profit. This approach may negatively impact our sales, however, it is aimed at returning the Company to profitability.
Finally, in March 2017, the Company closed its previously-announced sale of the Craftsman brand to Stanley Black & Decker. The Company received an initial upfront payment of $525 million, subject to closing costs and an adjustment for working capital changes, at closing. A portion of these proceeds were used to reduce outstanding borrowings under both the Company's domestic credit facility and term loans outstanding, as well as for general corporate purposes. In addition, Stanley Black & Decker will pay a further $250 million in cash in three years and Holdings will receive payments of between 2.5% and 3.5% on new Stanley Black & Decker sales of Craftsman products for the next 15 years. As described in Note 1 of Notes to Consolidated Financial Statements, the Pension Benefit Guaranty Corporation ("PBGC") consented to the sale of the Craftsman-related assets that had been "ring-fenced" under the pension plan protection and forbearance agreement (the "PPPFA") with the PBGC.
We acknowledge that we continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported a loss in 2016 and were required to fund cash used in operating activities with cash from investing and financing activities. We expect that the actions taken in 2016 and early 2017 will enhance our liquidity and financial flexibility. In addition, as previously discussed, we expect to generate additional liquidity through the monetization of our real estate and additional debt financing actions. We expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs.

We also continue to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of our Home Services and Sears Auto Centers businesses, as well as our Kenmore and DieHard brands through partnerships or other means of externalization that could expand distribution of our brands and service offerings to realize significant growth. We expect to continue to right-size, redeploy and highlight the value of our assets, including our real estate portfolio, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company.
Our historical operating results indicate substantial doubt exists related to the Company's ability to continue as a going concern. We believe that the actions discussed above are probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. In addition, the PPPFA, contains certain limitations on our ability to sell assets, which could impact our ability to complete asset sale transactions or our ability to use proceeds from those transactions to fund our operations. Therefore, the planned actions take into account the applicable restrictions under the PPPFA.
If we continue to experience operating losses, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, we may not be able to access additional funds under our amended Domestic Credit Agreement and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency.
Our outstanding borrowings at January 28, 2017 and January 30, 2016 were as follows:

millions	January 28, 2017	January 30, 2016
Short-term borrowings:
Secured borrowings	$—	$797
Long-term debt, including current portion:
Notes, term loan and debentures outstanding	4,018	1,984
Capitalized lease obligations	145	195
Total borrowings	$4,163	$2,976

We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets and secured short-term debt.

millions	2016	2015
Secured borrowings:
Maximum daily amount outstanding during the period	$1,150	$876
Average amount outstanding during the period	334	416
Amount outstanding at period-end	—	797
Weighted average interest rate	4.6%	3.2%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$250	$104
Average amount outstanding during the period	106	15
Amount outstanding at period-end	—	—
Weighted average interest rate	7.9%	4.1%

Secured short-term loan:
Maximum daily amount outstanding during the period	$—	$400
Average amount outstanding during the period	—	84
Amount outstanding at period-end	—	—
Weighted average interest rate	—%	5.0%
Information about our Domestic Credit Agreement, Senior Secured Notes, Senior Unsecured Notes, Debt Repurchase Authorization, Unsecured Commercial Paper, Secured Short-Term Loan, and Wholly-owned Insurance Subsidiary and Intercompany Securities is included in Note 3 of Notes to Consolidated Financial Statements.
Domestic Pension Plans Funding
Contributions to our pension plans remain a significant use of our cash on an annual basis. While the Company's pension plans are frozen, and thus associates do not currently earn pension benefits, the Company has a legacy pension obligation for past service performed by Kmart and Sears associates. During 2016, we contributed $314 million to our domestic pension plans. We estimate that the domestic pension contributions will be approximately $312 million in 2017 and approximately $297 million in 2018. As previously noted, the Company agreed to grant the PBGC a lien on, and subsequently contribute to the Company's pension plans, the value of the $250 million cash payment payable to the Company on the third anniversary of the Craftsman closing with the value of such payment being fully credited against the Company's minimum pension funding obligations in 2017, 2018 and 2019. The Company also agreed to grant a lien to the PBGC on the 15-year income stream relating to new Stanley Black & Decker sales of Craftsman products, and agreed to contribute the payments from Stanley Black & Decker under such income stream to the Company's pension plans, with such payments to be credited against the Company's minimum pension funding obligations starting no later than five years from the closing date. The Company also agreed to grant the PBGC a lien on $100 million of real estate assets to secure the Company's minimum pension obligations through the end of 2019. The ultimate amount of pension contributions could be affected by changes in applicable regulations, as well as financial market and investment performance.

Contractual Obligations and Off-Balance Sheet Arrangements
Information concerning our obligations and commitments to make future payments under contracts such as debt and lease agreements, and under contingent commitments, is aggregated in the following tables.

	Total	Payments Due by Period
Contractual Obligations		Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Other
millions
Operating leases	$3,675	$650	$997	$697	$1,331	$—
Capital lease obligations	198	52	62	22	62	—
Royalty license fees(1)	83	39	35	9	—	—
Other	14	14	—	—	—	—
Pension funding obligations	1,777	312	568	446	451	—
Long-term debt including current portion and interest	5,399	876	2,337	1,653	533	—
Liability and interest related to uncertain tax positions(2)	203	—	—	—	—	203
Total contractual obligations	$11,349	$1,943	$3,999	$2,827	$2,377	$203

(1)
We pay royalties under various merchandise license agreements, which are generally based on sales of products covered under these agreements. We currently have license agreements for which we pay royalties, including those to use Joe Boxer and Everlast. Royalty license fees represent the minimum the Company is obligated to pay, regardless of sales, as guaranteed royalties under these license agreements.

(2)
At January 28, 2017, our uncertain tax position liability and gross interest payable were $142 million and $61 million, respectively. We are unable to reasonably estimate the timing of liabilities and interest payments arising from uncertain tax positions in individual years due to the uncertainties in the timing of the effective settlement of tax positions.

Other Commercial Commitments
We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding at January 28, 2017:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$665	$7	$—	$672
Commercial letters of credit	—	54	—	54
Secondary lease obligations and performance guarantee	—	—	122	122
The secondary lease obligations relate to certain store leases that have been assigned and previously divested Sears businesses. The secondary lease obligations represent the maximum potential amount of future payments, including renewal option periods pursuant to the lease agreements. We remain secondarily liable if the primary obligor defaults.

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

•	it requires assumptions to be made about matters that were highly uncertain at the time the estimate was made; and

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

Self-insurance Reserves
We use a combination of third-party insurance and/or self-insurance for a number of risks including workers' compensation, asbestos, environmental, automobile, warranty, product and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include actuarial estimates of both claims filed and carried at their expected ultimate settlement value and claims incurred but not yet reported. Our estimated claim amounts are discounted using a rate with a duration that approximates the duration of our self-insurance reserve portfolio. Our liability reflected in the Consolidated Balance Sheets represents an estimate of the ultimate cost of claims incurred at the balance sheet date. In estimating this liability, we utilize loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. A 10% change in our self-insurance reserves would have impacted net loss by approximately $72 million.
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
The Company's actuarial valuations utilize key assumptions including discount rates and expected returns on plan assets. We are required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. The determination of our obligations and expense for pension benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and mortality rate assumptions. To determine the discount rate used in the development of the benefit obligation and net periodic benefit cost, a cash flow matching analysis of the expected future benefit payments is performed. In addition to considering the results that cash flow matching produces, the Company gives consideration to changes in industry benchmark yield curve rates. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, changes in investment strategies, higher or lower withdrawal rates, and longer or shorter life spans of participants. For further information, see Note 7 of Notes to Consolidated Financial Statements.
The actual and expected return on plan assets for 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Actual return on plan assets	16.08%	(7.35)%	1.49%
Expected return on plan assets	6.50%	7.00%	7.00%
The Sears Holdings Corporation Investment Committee is responsible for the investment of the assets of Holdings' domestic pension plans. The Investment Committee, made up primarily of select members of senior management, has appointed a non-affiliated third party professional to advise the Investment Committee with respect to the assets of Holdings' domestic pension plans. The plans' overall investment objective is to provide a long-term return that, along with Company contributions, is expected to meet future benefit payment requirements. A long-term horizon has been adopted in establishing investment policy such that the likelihood and duration of investment losses are carefully weighed against the long-term potential for appreciation of assets. The plans' investment policies require investments to be diversified across individual securities, industries, market capitalization and valuation characteristics. In addition, various techniques are utilized to monitor, measure and manage risk.
For purposes of determining the periodic expense of our defined benefit plans, we use the fair value of plan assets as the market related value. A one-percentage-point change in the assumed discount rate would have the following effects on the pension liabilities:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on interest cost component	$24	$(31)
Effect on pension benefit obligation	$(487)	$583
Income Taxes
We account for income taxes according to accounting standards for such taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the book basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If future utilization of deferred tax assets is uncertain, the Company may record a valuation allowance against its deferred tax assets. Our accounting policies related to the valuation allowance are further described in Note 1 of Notes to Consolidated Financial Statements. After consideration of evidence regarding the ability to realize our deferred tax assets, we established a valuation allowance against deferred income tax assets in 2016, 2015 and 2014. For the year ended January 28, 2017, the valuation allowance increased by $762 million of which a decrease of $3 million was recorded through other comprehensive income. The Company continues to monitor its operating performance and evaluate the likelihood of the future realization of these deferred tax assets.
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
Goodwill and Intangible Asset Impairment Assessments
At both January 28, 2017 and January 30, 2016, we had goodwill balances of $269 million, and intangible asset balances of $1.5 billion and $1.9 billion, respectively. The Company evaluates the carrying value of goodwill and intangible assets for possible impairment under accounting standards governing goodwill and other intangible assets. Our accounting policies related to goodwill and intangible asset impairment assessments are further described in Note 1 of Notes to Consolidated Financial Statements.
Goodwill Impairment Assessments
Our goodwill balance relates to our Home Services business. We did not record any goodwill impairment charges in 2016, 2015 or 2014.

The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of the reporting unit, the discount rate used to discount such cash flows, or the estimated fair value of the reporting unit's tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of the reporting unit or its net assets. At the 2016 annual impairment test date, the conclusion that no indication of goodwill impairment existed for the reporting unit would not have changed had the test been conducted assuming: (1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of the reporting unit to its net present value in determining their estimated fair values; and/or (2) a 100 basis point decrease in the estimated sales growth rate and/or terminal period growth rate.
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
Intangible Asset Impairment Assessments
The majority of our indefinite-lived intangible assets relate to the Sears, Kenmore, Craftsman and DieHard trade names. In 2016 and 2015, we recorded impairment related to the Sears trade name of $381 million and $180 million, respectively, which reduced the carrying value to $431 million at January 28, 2017. We did not record any intangible asset impairment charges in 2014.
The use of different assumptions, estimates or judgments in our intangible asset impairment testing process, such as the estimated future cash flows of assets and the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of an asset, and therefore, impact the related impairment charge. At the 2016 annual impairment test date, the above-noted conclusion that no indication of intangible asset impairment existed at the test date for the Kenmore, Craftsman and DieHard trade names would have changed had the test been conducted assuming: (1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our assets to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our intangibles); (2) a 100 basis point decrease in the terminal period growth rate; (3) a 10% decrease in the revenue growth rate for fiscal year 2017; or (4) a 10 basis point decrease in the royalty rate applied to the forecasted net sales stream of our assets and would have resulted in a potential impairment of up to $163 million under any combination of those scenarios. Also, the above-noted impairment related to the Sears trade name would have changed under any combination of those scenarios and would have resulted in potential incremental impairment of up to $125 million.
We believe the impairment charges of $381 million and $180 million in 2016 and 2015, respectively, are appropriate based on the judgments and estimates used in our analysis. We do not believe that the other indefinite-lived intangible balances are impaired at the end of the year because the fair values are in excess of the carrying values based on our analysis. However, further indefinite-lived intangible impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry, deterioration in our performance or our future projections, if actual results are not consistent with our estimates and assumptions used in the analysis, or changes in our plans for one or more indefinite-lived intangible assets. We will continue to monitor for such changes in facts or circumstances, which may be indicators of potential impairment triggers, and may result in impairment charges in the future, which could be material to our results of operations.
Impairment of Long-Lived Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including property and equipment and definite-lived intangible assets, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Our accounting policies related to long-lived asset impairment assessments are further described in Note 1 of Notes to Consolidated Financial Statements. As a result of this impairment testing, the

Company recorded impairment charges of $46 million, $94 million and $34 million during 2016, 2015 and 2014, respectively. Our impairment testing includes uncertainty because it requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional impairment charges in the future, which could be material to our results of operations.
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
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to successfully implement our integrated retail strategy to transform our business; our ability to successfully manage our inventory levels; initiatives to improve our liquidity through inventory management and other actions; vendors’ lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; possible limits on our access to our domestic credit facility, which is subject to a borrowing base limitation and a springing fixed charge coverage ratio covenant, capital markets and other financing sources, including additional second lien financings, with respect to which we do not have commitments from lenders; our ability to successfully achieve our plans to generate liquidity through potential transactions or otherwise; our ability to achieve cost savings initiatives; potential liabilities in connection with the separation of Lands’ End and disposition of a portion of our ownership interest in Sears Canada or other transactions; payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; fluctuations in our sales due to changes in customers’ spending patterns and prevailing economic conditions; risks and uncertainties related to the Seritage transaction and the amendment and extension of our credit facility, such as the impact of the evaluation of any such transaction on our other businesses; our dependence on sources outside the United States for significant amounts of our merchandise; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business and the transfer of significant internal historical knowledge to such parties; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; the substantial influence exerted over the Company by affiliates of our Chairman and Chief Executive Officer, whose interests may diverge from other stockholders’ interests; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including shareholder litigation, product liability, patent infringement and qui tam claims and proceedings with respect to which the parties have reached a preliminary settlement; our failure to comply with federal, state, local and international laws, or changes in these laws; and the timing, amount and other risks related to required pension plan funding.
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
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At January 28, 2017, 49% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at January 28, 2017, which totaled approximately $2.0 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $20 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Item 8. Financial Statements and Supplementary Data

SEARS HOLDINGS CORPORATION
Consolidated Statements of Operations

millions, except per share data	2016	2015	2014
REVENUES
Merchandise sales and services(1)(2)	$22,138	$25,146	$31,198
COSTS AND EXPENSES
Cost of sales, buying and occupancy(1)(3)	17,452	19,336	24,049
Selling and administrative	6,109	6,857	8,220
Depreciation and amortization	375	422	581
Impairment charges	427	274	63
Gain on sales of assets	(247)	(743)	(207)
Total costs and expenses	24,116	26,146	32,706
Operating loss	(1,978)	(1,000)	(1,508)
Interest expense	(404)	(323)	(313)
Interest and investment income (loss)	(26)	(62)	132
Other income	13	—	4
Loss before income taxes	(2,395)	(1,385)	(1,685)
Income tax (expense) benefit	174	257	(125)
Net loss	(2,221)	(1,128)	(1,810)
(Income) loss attributable to noncontrolling interests	—	(1)	128
NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(2,221)	$(1,129)	$(1,682)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic loss per share	$(20.78)	$(10.59)	$(15.82)
Diluted loss per share	$(20.78)	$(10.59)	$(15.82)
Basic weighted average common shares outstanding	106.9	106.6	106.3
Diluted weighted average common shares outstanding	106.9	106.6	106.3

(1)
Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $1.1 billion, $1.3 billion and $1.4 billion in 2016, 2015 and 2014, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

(2) Includes revenue from Lands' End, Inc. ("Lands' End") for retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way program and corporate shared services of $52 million, $59 million and $59 million in 2016, 2015 and 2014, respectively.
(3) Includes rent expense (consisting of straight-line rent expense offset by amortization of a deferred gain on sale-leaseback) of $83 million and $49 million in 2016 and 2015, respectively, and installment expenses of $64 million and $40 million in 2016 and 2015, respectively, pursuant to the master lease with Seritage Growth Properties ("Seritage"). There were no such rent or installment expenses paid to Seritage in 2014.

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Comprehensive Loss

millions	2016	2015	2014
Net loss	$(2,221)	$(1,128)	$(1,810)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	366	113	(1,040)
Deferred loss on derivatives, net of tax	—	—	(2)
Currency translation adjustments, net of tax	—	(1)	3
Sears Canada de-consolidation	—	—	(186)
Dissolution of noncontrolling interest	(7)	—	—
Total other comprehensive income (loss)	359	112	(1,225)
Comprehensive loss	(1,862)	(1,016)	(3,035)
Comprehensive (income) loss attributable to noncontrolling interests	7	(1)	438
Comprehensive loss attributable to Holdings' shareholders	$(1,855)	$(1,017)	$(2,597)

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Balance Sheets

millions	January 28, 2017	January 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$286	$238
Accounts receivable(1)	466	419
Merchandise inventories	3,959	5,172
Prepaid expenses and other current assets(2)	285	216
Total current assets	4,996	6,045

Property and equipment
Land	770	827
Buildings and improvements	2,954	3,140
Furniture, fixtures and equipment	1,133	1,352
Capital leases	224	272
Gross property and equipment	5,081	5,591
Less accumulated depreciation and amortization	(2,841)	(2,960)
Total property and equipment, net	2,240	2,631
Goodwill	269	269
Trade names and other intangible assets	1,521	1,909
Other assets	336	483
TOTAL ASSETS	$9,362	$11,337

LIABILITIES
Current liabilities
Short-term borrowings	$—	$797
Current portion of long-term debt and capitalized lease obligations(3)	590	71
Merchandise payables	1,048	1,574
Other current liabilities(4)	1,956	1,925
Unearned revenues	748	787
Other taxes	339	284
Total current liabilities	4,681	5,438
Long-term debt and capitalized lease obligations(5)	3,573	2,108
Pension and postretirement benefits	1,750	2,206
Deferred gain on sale-leaseback	563	753
Sale-leaseback financing obligation	235	164
Other long-term liabilities	1,641	1,731
Long-term deferred tax liabilities	743	893
Total Liabilities	13,186	13,293
Commitments and contingencies
DEFICIT
Sears Holdings Corporation deficit
Preferred stock, 20 shares authorized; no shares outstanding	—	—
Common stock $0.01 par value; 500 shares authorized; 107 and 107 shares outstanding, respectively	1	1
Treasury stock—at cost	(5,891)	(5,928)
Capital in excess of par value	9,130	9,173
Retained deficit	(5,512)	(3,291)
Accumulated other comprehensive loss	(1,552)	(1,918)
Total Sears Holdings Corporation deficit	(3,824)	(1,963)
Noncontrolling interest	—	7
Total Deficit	(3,824)	(1,956)
TOTAL LIABILITIES AND DEFICIT	$9,362	$11,337

(1)
Includes $81 million and $51 million at January 28, 2017 and January 30, 2016, respectively, of net amounts receivable from SHO, and $14 million and $7 million of amounts receivable from Seritage at January 28, 2017 and January 30, 2016, respectively.

(2)	Includes $9 million of prepaid rent to Seritage at January 30, 2016.
(3) Includes balances held by related parties of $216 million at January 28, 2017 related to our 2016 Secured Loan Facility.
(4) Includes $1 million and $1 million of net amounts payable to Lands' End at January 28, 2017 and January 30, 2016, respectively, and $11 million of amounts payable to Seritage at January 28, 2017.
(5) Includes balances held by related parties of $1.7 billion and $603 million at January 28, 2017 and January 30, 2016, respectively, related to our Senior Secured Notes, Subsidiary Notes, Senior Unsecured Notes, Second Lien Term Loan, 2016 Term Loan and 2017 Secured Loan Facility. See Note 15 for further information.
See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Cash Flows

millions	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(2,221)	(1,128)	(1,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax valuation allowance	836	217	835
Tax benefit resulting from Other Comprehensive Income allocation	(71)	—	—
Depreciation and amortization	375	422	581
Impairment charges	427	274	63
Gain on sales of assets	(247)	(743)	(207)
Gain on sales of investments	—	—	(105)
Pension and postretirement plan contributions	(334)	(311)	(450)
Mark-to-market adjustments of financial instruments	15	66	(3)
Amortization of deferred gain on sale-leaseback	(88)	(52)	—
Amortization of debt issuance costs and accretion of debt discount	81	60	38
Settlement of Canadian dollar hedges	—	—	8
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(987)	(519)	(719)
Merchandise inventories	1,213	(229)	1,091
Merchandise payables	(526)	(47)	(528)
Income and other taxes	80	(95)	(110)
Other operating assets	(52)	54	(66)
Other operating liabilities	118	(136)	(5)
Net cash used in operating activities	(1,381)	(2,167)	(1,387)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments(1)	386	2,730	424
Purchases of property and equipment	(142)	(211)	(270)
De-consolidation of Sears Canada cash	—	—	(207)
Proceeds from Sears Canada rights offering(2)	—	—	380
Net cash provided by investing activities	244	2,519	327

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances(3)	2,028	—	1,025
Repayments of debt(4)	(66)	(1,405)	(80)
Increase (decrease) in short-term borrowings, primarily 90 days or less	(797)	583	(1,117)
Proceeds from sale-leaseback financing(1)	71	508	—
Lands' End, Inc. pre-separation funding	—	—	515
Separation of Lands' End, Inc.	—	—	(31)
Debt issuance costs	(51)	(50)	(27)
Net cash provided by (used in) financing activities	1,185	(364)	285
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48	(12)	(778)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	238	250	1,028
CASH AND CASH EQUIVALENTS, END OF YEAR	$286	$238	$250

SUPPLEMENTAL INFORMATION:
Capital lease obligation incurred	$25	$6	$45
Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$23	$45	$119
Cash interest paid(5)	275	252	230
Unpaid liability to acquire equipment and software	18	27	25
(1) Holdings received cash proceeds of $2.7 billion ($2.6 billion, net of closing costs) from the Seritage transaction (including $745 million and $297 million, respectively, received from ESL Investments, Inc. and its affiliates ("ESL") and Fairholme Capital Management, LLC and its affiliates ("Fairholme")), and $429 million ($426 million, net of closing costs) from the JV transactions. Proceeds from the Seritage transaction are included in proceeds from sales of property and investments ($2.6 billion), and proceeds from sale-leaseback financing ($82 million) for 2015. Proceeds from the JV transactions are included in proceeds from sale-leaseback financing ($426 million) for 2015. See Note 11 for further information and defined terms.
(2) Includes proceeds of $212 million received from ESL and its affiliates and $93 million received from Fairholme and its affiliates.
(3) Proceeds in 2016 and 2014, respectively, include amounts from related parties of $1.3 billion received from the 2017 Secured Loan Facility, 2016 Secured Loan Facility, 2016 Term Loan and Second Lien Term Loan, and $878 million received from the Secured Short-Term Loan and Senior Unsecured Notes. See Notes 3 and 15 for further information and defined terms.
(4) Repayments in 2015 include $400 million of the Secured Short-Term Loan with related parties and $482 million of Senior Secured Notes tendered by related parties, respectively. See Notes 3 and 15 for further information and defined terms.
(5) Cash interest paid includes $94 million, $83 million and $30 million interest paid to related parties related to our borrowings in 2016, 2015 and 2014, respectively. See Notes 3 and 15 for further information.

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Deficit

	Deficit Attributable to Holdings’ Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at February 1, 2014	106	$1	$(5,963)	$9,298	$(480)	$(1,117)	$444	$2,183
Comprehensive loss
Net loss	—	—	—	—	(1,682)	—	(128)	(1,810)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	(1,045)	5	(1,040)
Deferred loss on derivatives, net of tax	—	—	—	—	—	(2)	—	(2)
Currency translation adjustments, net of tax	—	—	—	—	—	4	(1)	3
Sears Canada de-consolidation	—	—	—	—	—	128	(314)	(186)
Total Comprehensive Loss								(3,035)
Stock awards	1	—	9	(5)	—	—	—	4
Separation of Lands' End, Inc.	—	—	—	(323)	—	2	—	(321)
Issuance of warrants	—	—	—	219	—	—	—	219
Associate stock purchase	—	—	5	—	—	—	—	5
Balance at January 31, 2015	107	$1	$(5,949)	$9,189	$(2,162)	$(2,030)	$6	$(945)
Comprehensive loss
Net loss	—	—	—	—	(1,129)	—	1	(1,128)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	113	—	113
Currency translation adjustments, net of tax	—	—	—	—	—	(1)	—	(1)
Total Comprehensive Loss								(1,016)
Stock awards	—	—	16	(16)	—	—	—	—
Associate stock purchase	—	—	5	—	—	—	—	5
Balance at January 30, 2016	107	$1	$(5,928)	$9,173	$(3,291)	$(1,918)	$7	$(1,956)
Comprehensive loss
Net loss	—	—	—	—	(2,221)	—	—	(2,221)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	366	—	366
Dissolution of noncontrolling interest	—	—	—	—	—	—	(7)	(7)
Total Comprehensive Loss								(1,862)
Stock awards	—	—	29	(30)	—	—	—	(1)
Reclassification of warrants	—	—	—	(13)	—	—	—	(13)
Associate stock purchase	—	—	8	—	—	—	—	8
Balance at January 28, 2017	107	$1	$(5,891)	$9,130	$(5,512)	$(1,552)	$—	$(3,824)

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations, Consolidation and Basis of Presentation
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 1,430 full-line and specialty retail stores in the United States, operating through Kmart and Sears. Through the third quarter of 2014, we conducted our operations under three reportable segments: Kmart, Sears Domestic and Sears Canada. Following the de-consolidation of Sears Canada discussed in Note 2, we have operated under two reportable segments: Kmart and Sears Domestic.
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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31 each year. Fiscal years 2016, 2015 and 2014 consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.
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
Pension Benefit Guaranty Corporation Agreement
On March 18, 2016, we entered into a five-year pension plan protection and forbearance agreement with the Pension Benefit Guaranty Corporation ("PBGC") (the "PPPFA"), pursuant to which the Company has agreed to continue to protect, or "ring-fence," pursuant to customary covenants, the assets of certain special purpose subsidiaries (the "Relevant Subsidiaries") holding real estate and/or intellectual property assets. Also under the agreement, the Relevant Subsidiaries granted the PBGC a springing lien on the ring-fenced assets, which lien will be triggered only by (a) failure to make required contributions to the Company's pension plans (the "Plans"), (b) prohibited transfers of ownership interests in the Relevant Subsidiaries, (c) termination events with respect to the Plans, or (d) bankruptcy events with respect to the Company or certain of its material subsidiaries. Under the

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

agreement, the PBGC has agreed to forbear from initiating an involuntary termination of the Plans, except upon the occurrence of specified conditions, one of which is based on the aggregate market value of the Company’s issued and outstanding stock. As of the date of this report, the Company's stock price is such that the PBGC would be permitted to cease forbearance. The PBGC has been given notice in accordance with the terms of the agreement and has not communicated any intention to cease its forbearance.
Craftsman Brand Sale
On January 5, 2017, Holdings announced that it had entered into a definitive agreement under which Stanley Black & Decker would purchase the Craftsman brand from Holdings (the "Craftsman Sale"). On March 8, 2017, the Company closed its sale of the Craftsman brand to Stanley Black & Decker. The transaction provides Stanley Black & Decker with the right to develop, manufacture and sell Craftsman-branded products outside of Holdings and Sears Hometown & Outlet Stores, Inc. distribution channels. As part of the agreement, Holdings will continue to offer Craftsman-branded products, sourced from existing suppliers, through its current retail channels via a perpetual license from Stanley Black & Decker, which will be royalty-free for the first 15 years after closing and royalty-bearing thereafter.
The Company received an initial upfront payment of $525 million, subject to closing costs and an adjustment for working capital changes, at closing. In addition, Stanley Black & Decker will pay a further $250 million in cash in three years and Holdings will receive payments of between 2.5% and 3.5% on new Stanley Black & Decker sales of Craftsman products for the 15 years following the closing.
In connection with the closing of the Craftsman transaction, Holdings reached an agreement with the PBGC pursuant to which the PBGC has consented to the sale of the Craftsman-related assets that had been "ring-fenced" under the PPPFA and certain related transactions. As a condition to obtaining this consent, the Company agreed to grant the PBGC a lien on, and subsequently contribute to the Company's pension plans, the value of the $250 million cash payment payable to the Company on the third anniversary of the Craftsman closing with the value of such payment being fully credited against certain of the Company's minimum pension funding obligations in 2017, 2018 and 2019. The Company also granted a lien to the PBGC on the 15-year income stream relating to new Stanley Black & Decker sales of Craftsman products, and agreed to contribute the payments from Stanley Black & Decker under such income stream to the Company's pension plans, with such payments to be credited against the Company's minimum pension funding obligations starting no later than five years from the closing date. The Company also agreed to grant the PBGC a lien on $100 million of real estate assets to secure the Company's minimum pension funding obligations through the end of 2019, and agreed to certain other amendments to the PPPFA.
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
During 2015, the Company completed its previously announced rights offering and sale-leaseback transaction with Seritage Growth Properties and received aggregate gross proceeds from the transaction of $2.7 billion. In addition, as discussed in Note 3, the Company completed an amendment and extension of its existing domestic credit facility in which the maturity date for $1.971 billion of the revolving tranche of our domestic credit facility has been extended to July 2020, while $1.304 billion retained the existing maturity date of April 2016. Finally, as also discussed in Note 3, the Company completed a tender offer for $936 million principal amount of its outstanding 6 5/8% Senior Secured Notes Due 2018.
During 2016, the Company completed various financing transactions, including the closing of the $750 million Senior Secured Term Loan under its domestic credit facility (the "2016 Term Loan") maturing in July 2020, which generated net proceeds of approximately $722 million, the completion of a $500 million real estate loan facility in April 2016 (the "2016 Secured Loan Facility") maturing in July 2017 which generated net proceeds of approximately $485 million, the completion of an additional $500 million real estate loan facility in January 2017 (the "2017 Secured Loan Facility") maturing in July 2020 which generated net proceeds of approximately $486 million, and also entering into a $300 million Second Lien Credit Agreement in September 2016 (the “Second Lien

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Term Loan”) maturing in 2020 which generated net proceeds of approximately $291 million. Additionally, the Company generated nearly $460 million in cash proceeds from the sale of real estate and other asset sales, including $71 million from a sale-leaseback transaction for five Sears Full-line stores and two Sears Auto Centers. The funds received from these actions were used to reduce outstanding borrowings under the Company's domestic credit facility and for general corporate purposes.
Other actions announced in 2016 included a new Letter of Credit and Reimbursement Agreement (the "LC Facility Agreement") providing for up to a $500 million secured standby letter of credit facility (the "LC Facility") from certain affiliates of ESL Investments, Inc., and the establishment of a Special Committee of the Board of Directors to market certain real estate properties targeting at least $1.0 billion of asset sales. The specific assets involved, the timing and the overall amount will depend on a variety of factors, including market conditions, interest in specific assets, valuations of those assets and our underlying operating performance. A portion of the cash proceeds generated from these asset sales will be utilized to repay amounts outstanding under both the 2016 Secured Loan Facility and 2017 Secured Loan Facility.
In addition, in February 2017, the Company entered into an amendment to our existing domestic credit facility. The amendment reduced the aggregate revolver commitments from $1.971 billion to $1.5 billion, but also implemented other modifications to covenants and reserves against the domestic credit facility borrowing base that improved net liquidity. The amendment also provides additional flexibility in the form of a $250 million increase in the general debt basket from $750 million to $1.0 billion. Our domestic credit facility permits us up to $500 million of FILO loan capacity under the credit agreement and up to $2.0 billion of second lien loan capacity (of which $604 million is currently utilized) outside the credit agreement, all depending on the applicable and available borrowing base as defined in our applicable debt agreements, as well as our ability to secure commitments from lenders. We also have the ability to obtain longer-term secured financing maturing outside of the domestic credit facility maturity date which would not be subject to borrowing base limitations (see Note 3). The options available to us include securitizing assets and real estate loans, which we have successfully executed in the past. Further, in February and March 2017, the Company issued commercial paper to meet short-term liquidity needs, with the maximum amount outstanding during this time of $100 million, of which all has been repaid.
Also in February 2017, the Company initiated a restructuring program targeted to deliver cost savings in 2017 and beyond. Under the restructuring program, the Company intends to simplify its organizational structure, including greater consolidation of the Sears and Kmart corporate and support functions, as well as transition to an integrated value chain model to drive efficiencies in pricing, sourcing, supply chain and inventory management, optimize product assortment at Sears and Kmart stores to better align with preferences of our Best Members focusing on profitable, high-return Best Categories and actively manage our real estate portfolio to identify additional opportunities for reconfiguration and reduction of capital obligations. We are primarily focusing on profitability instead of revenues, market share and other metrics each of which relate to, but do not necessarily drive profit. This approach may negatively impact our sales, however, it is aimed at returning the Company to profitability.
Finally, in March 2017, the Company closed its previously-announced sale of the Craftsman brand to Stanley Black & Decker. The Company received an initial upfront payment of $525 million, subject to closing costs and an adjustment for working capital changes, at closing. A portion of these proceeds were used to reduce outstanding borrowings under both the Company's domestic credit facility and term loans outstanding, as well as for general corporate purposes. In addition, Stanley Black & Decker will pay a further $250 million in cash on the third anniversary of the closing of the transaction and Holdings will receive payments of between 2.5% and 3.5% on new Stanley Black & Decker sales of Craftsman products for the 15 years following the closing.
As described above, the PBGC consented to the sale of the Craftsman-related assets that had been "ring-fenced" under the PPPFA. As a condition to obtaining this consent, the Company agreed to grant the PBGC a lien on, and subsequently contribute to the Company's pension plans, the value of the $250 million cash payment payable to the Company on the third anniversary of the Craftsman closing, with the value of such payment being fully credited against certain of the Company's minimum pension funding obligations in 2017, 2018 and 2019. The Company also granted a lien to the PBGC on the 15-year income stream relating to new Stanley Black & Decker sales of Craftsman products, and agreed to contribute such payments from Stanley Black & Decker under such income stream to the Company's pension plans, with such payments being credited against the Company's minimum pension funding obligations starting no later than five years from the closing of the transaction. The Company also

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

agreed to grant the PBGC a lien on $100 million of real estate assets to secure the Company's minimum pension funding obligations through the end of 2019.
We acknowledge that we continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported a loss in 2016 and were required to fund cash used in operating activities with cash from investing and financing activities. We expect that the actions taken in 2016 and early 2017 will enhance our liquidity and financial flexibility. In addition, as previously discussed, we expect to generate additional liquidity through the monetization of our real estate and additional debt financing actions. We expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs. We also continue to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of our Home Services and Sears Auto Centers businesses, as well as our Kenmore and DieHard brands through partnerships or other means of externalization that could expand distribution of our brands and service offerings to realize significant growth. We expect to continue to right-size, redeploy and highlight the value of our assets, including our real estate portfolio, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company.
Our historical operating results indicate substantial doubt exists related to the Company's ability to continue as a going concern. We believe that the actions discussed above are probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. In addition, the PPPFA contains certain limitations on our ability to sell assets, which could impact our ability to complete asset sale transactions or our ability to use proceeds from those transactions to fund our operations. Therefore, the planned actions take into account the applicable restrictions under the PPPFA.
If we continue to experience operating losses, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, we may not be able to access additional funds under our amended Domestic Credit Agreement and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Moreover, if the borrowing base (as calculated pursuant to the indenture) falls below the principal amount of the notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the notes on the last day of any two consecutive quarters, it could trigger an obligation to repurchase notes in an amount equal to such deficiency.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. The estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances. Adjustments to estimates and assumptions are made when facts and circumstances dictate. As future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying consolidated financial statements. Significant estimates and assumptions are required as part of determining inventory and accounts receivable valuation, estimating depreciation, amortization and recoverability of long-lived assets, establishing self-insurance, warranty, legal and other reserves, performing goodwill and intangible impairment analyses, and in establishing valuation allowances on deferred income tax assets and reserves for tax examination exposures, and calculating retirement benefits.
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. We also include deposits in-transit from banks for payments related to third-party credit card and

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

debit card transactions within cash equivalents. The deposits in-transit balances included within cash equivalents were $87 million and $95 million at January 28, 2017 and January 30, 2016, respectively.

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit included in other current liabilities were $29 million and $59 million at January 28, 2017 and January 30, 2016, respectively.
Allowance for Doubtful Accounts
We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis. Allowances for doubtful accounts on accounts receivable balances were $37 million and $34 million at January 28, 2017 and January 30, 2016, respectively. Our accounts receivable balance on our Consolidated Balance Sheet is presented net of our allowance for doubtful accounts and is comprised of various vendor-related and customer-related accounts receivable, including receivables related to our pharmacy operations.
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
Approximately 54% of consolidated merchandise inventories are valued using LIFO. To estimate the effects of inflation on inventories, we utilize external price indices determined by an outside source, the Bureau of Labor Statistics. If the FIFO method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $33 million higher at January 28, 2017 and $35 million higher at January 30, 2016. During 2016 and 2015, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a decrease in cost of sales of approximately $12 million and $2 million in 2016 and 2015, respectively.
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
Depreciation expense, which includes depreciation on assets under capital leases, is recorded over the estimated useful lives of the respective assets using the straight-line method for financial statement purposes, and

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

accelerated methods for tax purposes. The range of lives are generally 20 to 50 years for buildings, 3 to 10 years for furniture, fixtures and equipment, and 3 to 5 years for computer systems and computer equipment. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense included within depreciation and amortization expense reported in the Consolidated Statements of Operations was $370 million, $415 million and $563 million for the years ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively.
Primarily as a result of store closing actions, certain property and equipment are considered held for sale. The value of assets held for sale was $96 million and $31 million at January 28, 2017 and January 30, 2016, respectively. These assets were included in prepaid expenses and other current assets in the Consolidated Balance Sheets at January 28, 2017 and January 30, 2016 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell. We expect to sell the properties within a year and we continually remarket them. The majority of assets held for sale are held within the Sears Domestic segment.
Impairment of Long-Lived Assets and Costs Associated with Exit Activities
In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including property and equipment and definite-lived intangible assets, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the asset or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. See Note 13 for further information regarding long-lived asset impairment charges recorded.
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
Goodwill, Trade Names and Related Impairments
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
Intangible Asset Impairment Assessments
We consider the income approach when testing intangible assets with indefinite lives for impairment on an annual basis. We utilize the income approach, specifically the relief from royalty method, for analyzing our indefinite-lived assets. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class. The relief from royalty method involves two steps: (1) estimation of reasonable royalty rates for the assets; and (2) the application of these royalty rates to a net sales stream and discounting the resulting cash flows to determine a value. We multiplied the selected royalty rate by the forecasted net sales stream to calculate the cost savings (relief from royalty payment) associated with the assets. The cash flows are then discounted to present value by the selected discount rate and compared to the carrying value of the assets.
In our quarterly reports on Form 10-Q filed during 2016, the Company disclosed that if its results continued to decline it could result in revisions in management's estimates of the fair value of the Company's trade names and may result in impairment charges. As a result of recently announced store closures and the further decline in revenue experienced in the fourth quarter at Sears Domestic, our analysis indicated that the fair value of the Sears trade name was less than its carrying value. Accordingly, we recorded impairment related to the Sears trade name during 2016 of $381 million, which reduced the carrying value to $431 million at January 28, 2017. During 2015, we recorded impairment related to the Sears trade name of $180 million, which reduced the carrying value to $812 million at January 30, 2016. See Note 12 for further information.
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
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. We place our cash and cash equivalents in investment-grade, short-term instruments with high quality financial institutions and, by policy, limit the amount of credit exposure in any one financial instrument.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Self-insurance Reserves
We are self-insured for certain costs related to workers' compensation, asbestos, environmental, automobile, warranty, product and general liability claims. We obtain third-party insurance coverage to limit our exposure to certain of these self-insured risks. A portion of these self-insured risks is managed through a wholly-owned insurance subsidiary. Our liability reflected in the Consolidated Balance Sheet, classified within other liabilities (current and long-term), represents an estimate of the ultimate cost of claims incurred at the balance sheet date. In estimating this liability, we utilize loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. The liabilities for self-insured risks are discounted to their net present values using an interest rate which is based upon the expected duration of the liabilities. Expected payments as of January 28, 2017 were as follows:

millions
2017	$175
2018	113
2019	83
2020	60
2021	47
Later years	326
Total undiscounted obligation	804
Less—discount	(89)
Net obligation	$715
Loss Contingencies
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
During 2016 and 2015, respectively, the Company received $33 million and $146 million related to one-time credits from vendors associated with prior supply arrangements, which have been reflected as credits within cost of sales, buying and occupancy in the Consolidated Statements of Operations.
Selling and Administrative Expenses
Selling and administrative expenses are comprised principally of payroll and benefits costs for retail and corporate employees, occupancy costs of corporate facilities, advertising, pre-opening costs and other administrative expenses.
Pre-Opening Costs
Pre-opening and start-up activity costs are expensed in the period in which they occur.
Advertising Costs
Advertising costs are expensed as incurred, generally the first time the advertising occurs, and amounted to $684 million, $850 million and $1.1 billion for 2016, 2015 and 2014, respectively. These costs are included within selling and administrative expenses in the Consolidated Statements of Operations.
Income Taxes
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

creation of a deferred tax liability through additional paid-in capital for the book to tax difference for the original issue discount relating to the $625 million 8% senior unsecured notes due 2019, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets.
Stock-based Compensation
We account for stock-based compensation arrangements in accordance with accounting standards pertaining to share-based payment transactions, which requires us to both recognize as expense the fair value of all stock-based compensation awards (which includes stock options, although there were no options outstanding in 2016) and to classify excess tax benefits associated with share-based compensation deductions as cash from financing activities rather than cash from operating activities. We recognize compensation expense as awards vest on a straight-line basis over the requisite service period of the award.
Earnings Per Common Share
Basic earnings per common share is calculated by dividing net income attributable to Holdings' shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share also includes the dilutive effect of potential common shares, exercise of stock options, warrants and the effect of restricted stock when dilutive.
New Accounting Pronouncements
Goodwill
In January 2017, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which simplifies the test for goodwill impairment. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the effect the updates will have on our consolidated financial statements.
Business Combinations
In January 2017, the FASB issued an accounting standards update which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in the update must be applied prospectively. We are currently evaluating the effect the updates will have on our consolidated financial statements.
Statement of Cash Flows
In November 2016 and August 2016, respectively, the FASB issued accounting standards updates which address diversity in practice in the classification and presentation of changes in restricted cash in the statement of cash flows and in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. These updates are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in the updates must be applied using a retrospective transition method to each period presented. If an entity early adopts the amendments in an interim

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the effect the updates will have on our consolidated financial statements.
Consolidation - Interests held through related parties that are under common control
In October 2016, the FASB issued an accounting standards update to amend the accounting standards on how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect the update will have on our consolidated financial statements.
Income Taxes - Intra-entity transfers of assets other than inventory
In October 2016, the FASB issued an accounting standards update to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current accounting standards prohibit the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in accounting standards. To more faithfully represent the economics of intra-entity asset transfers, the amendments in this update require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change accounting standards for the pre-tax effects of an intra-entity asset transfer under accounting standards applicable to consolidation, or for an intra-entity transfer of inventory. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted as of the beginning of an annual reporting period. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the effect the update will have on our consolidated financial statements.
Leases
In February 2016, the FASB issued an accounting standards update which replaces the current lease accounting standard. The update will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect the update will have on our consolidated financial statements, and expect the update will have a material impact on our consolidated financial statements.
Fair Value Measurements
In May 2015, the FASB issued an accounting standards update which requires certain investments measured at net asset value to be removed from the fair value hierarchy categorization and presented as a single reconciling line item between the fair value of the pension plans assets and the amounts reported in the fair value hierarchy table.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

The Company adopted the update in fiscal 2016. The adoption of the new standard did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued an accounting standards update which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. This update was effective for the Company's annual period ended January 28, 2017. The Company's assessment of our ability to continue as a going concern is further discussed in the "Uses and Sources of Liquidity" paragraph above. The adoption of the new standard did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standards update which replaces the current revenue recognition standards. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard was initially released as effective for fiscal years beginning after December 15, 2016, however, the FASB has decided to defer the effective date of this accounting standard update for one year. Early adoption of the update is permitted, but not before the original date for fiscal years beginning after December 15, 2016. The update may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption. The Company continues to evaluate the adoption of this standard. Based on our preliminary assessment, we determined the adoption will impact the accounting for our Shop Your Way program and revenues from gift cards. The expense for Shop Your Way points is currently recognized as customers earn them and recorded in cost of sales. The new guidance will require the Company to allocate the transaction price to products and points on a relative standalone selling price basis, deferring the portion of revenue allocated to the points and recognizing a contract liability for unredeemed points. The new guidance will also change the timing of recognition of the unredeemed portion of our gift cards, which is currently recognized using the remote method. The new guidance will require application of the proportional method. We continue to evaluate the impact of this standard on revenues from other sources, including: sales of services; extended service contracts; net commissions earned from leased departments in retail stores and co-branded credit card programs.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
We accounted for the de-consolidation of Sears Canada in accordance with accounting standards applicable to consolidation and de-recognized the assets, liabilities, accumulated other comprehensive income and non-controlling interest related to Sears Canada and recognized a gain of approximately $70 million recorded within interest and investment income in the Consolidated Statements of Operations and within gain on sales of investments in the Consolidated Statements of Cash Flows for the year ended January 31, 2015, of which $42 million relates to the remeasurement of our retained equity interest to its fair value.
Also, we determined that we have the ability to exercise significant influence over Sears Canada as a result of our ownership interest in Sears Canada and as a result of Mr. Lampert's role as our Chairman and Chief Executive Officer, and Chairman and Chief Executive Officer of ESL. Accordingly, we accounted for our retained investment in the common shares of Sears Canada as an equity method investment in accordance with accounting standards applicable to investments. We elected the fair value option for the equity method investment in Sears Canada in accordance with accounting standards applicable to financial instruments. The fair value of our equity method investment is recorded in other assets in the Consolidated Balance Sheet, and the change in fair value is recorded in interest and investment income in the Consolidated Statements of Operations, and is disclosed in Note 6.
In addition, since the Company has retained an equity interest in Sears Canada, the operating results for Sears Canada through October 16, 2014 are presented within the consolidated operations of Holdings and the Sears Canada segment in the accompanying Consolidated Financial Statements in accordance with accounting standards applicable to presentation of financial statements.
At both January 28, 2017 and January 30, 2016, the Company was the beneficial holder of approximately 12 million, or 12%, of the common shares of Sears Canada. Our equity method investment in Sears Canada was $17 million and $52 million at January 28, 2017 and January 30, 2016, respectively, and is included within other assets in the Consolidated Balance Sheets. The fair value of our equity method investment in Sears Canada was determined based on quoted market prices for its common stock. Our equity method investment in Sears Canada is valued using Level 1 measurements as defined in Note 5.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 3—BORROWINGS
Total borrowings outstanding at January 28, 2017 and January 30, 2016 were $4.2 billion and $3.0 billion, respectively. At January 28, 2017, we had no short-term borrowings outstanding. At January 30, 2016, total short-term borrowings were $797 million, consisting of secured borrowings. The weighted-average annual interest rate paid on short-term debt was 5.4% in 2016 and 3.5% in 2015.
Long-term debt was as follows:

ISSUE	January 28, 2017	January 30, 2016
millions
SEARS ROEBUCK ACCEPTANCE CORP.
6.50% to 7.50% Notes, due 2017 to 2043	$327	$327
Term Loan (Credit Facility), $1.0B due 2018	963	968
Term Loan (Credit Facility), $750M due 2020	726	—
Term Loan (Credit Facility), $300M due 2020	292	—
SEARS HOLDINGS CORP.
8% Secured Loan Facility, due 2017	494	—
6.625% Senior Secured Notes, due 2018	303	302
8% Senior Unsecured Notes, due 2019	428	383
8% Secured Loan Facility, due 2020	485	—
CAPITALIZED LEASE OBLIGATIONS	145	195
OTHER NOTES AND MORTGAGES	—	4
Total long-term borrowings	4,163	2,179
Current maturities	(590)	(71)
Long-term debt and capitalized lease obligations	$3,573	$2,108
Weighted-average annual interest rate on long-term debt	7.2%	6.6%
The fair value of long-term debt, excluding capitalized lease obligations, was $4.0 billion at January 28, 2017 and $1.9 billion at January 30, 2016. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 5.
At January 28, 2017, long-term debt maturities for the next five years and thereafter were as follows:

millions
2017	$596
2018	1,294
2019	644
2020	1,563
2021	5
Thereafter	320
Total maturities	4,422
Unamortized debt discount	(217)
Unamortized debt issuance costs	(42)
Long-term debt, net of discount & debt issuance costs	$4,163

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Interest
Interest expense for years 2016, 2015 and 2014 was as follows:

millions	2016	2015	2014
COMPONENTS OF INTEREST EXPENSE
Interest expense	$288	$223	$238
Amortization of debt issuance costs	31	25	33
Accretion of debt discount	50	35	5
Accretion of self-insurance obligations at net present value	16	19	22
Accretion of lease obligations at net present value	19	21	15
Interest expense	$404	$323	$313
Debt Repurchase Authorization
During the second quarter of 2015, the Board of Directors authorized the repurchase, subject to market conditions and other factors, of up to $1.0 billion of our outstanding indebtedness in open market or privately negotiated transactions, superseding the previously disclosed debt repurchase authorization from 2005. The Company completed the Tender Offer discussed below pursuant to the debt repurchase authorization.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At both January 28, 2017 and January 30, 2016, we had no commercial paper borrowings outstanding.
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
On February 25, 2015, we entered into an agreement effective February 28, 2015, to amend and extend the $400 million secured short-term loan. Under the terms of the amendment, we repaid $200 million of the $400 million on March 2, 2015 and the remaining $200 million on June 1, 2015, resulting in no balance outstanding at January 30, 2016 or January 28, 2017. During 2015, the Short-Term Borrowers paid interest of $6 million to the Short-Term Lender. During 2014, the Short-Term Borrowers paid an upfront fee of $7 million, an extension fee of $2 million and interest of $6 million to the Short-Term Lender.
Letter of Credit Facility
On December 28, 2016, the Company, through Sears Roebuck Acceptance Corp. ("SRAC") and Kmart Corporation (together with SRAC, the "Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into a Letter of Credit and Reimbursement Agreement (the "LC Facility Agreement") providing for a $500 million secured standby letter of credit facility (the "LC Facility") from JPP, LLC and JPP II, LLC, entities affiliated with ESL (collectively, the "Lenders"), with Citibank, N.A., serving as administrative agent and issuing bank. On December 28, 2016, $200 million of commitments were made available under the LC Facility,

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

and, subject to approval of the Lenders, up to an additional $300 million in commitments may be obtained by the Company from the Lenders (or other lenders) prior to December 28, 2017, the maturity date of the LC Facility.
The LC Facility is guaranteed by the same subsidiaries of the Company that guarantee the obligations under the Amended Domestic Credit Agreement, as defined below, as well as by certain other subsidiaries that own real estate collateral. The LC Facility is secured by the same collateral as the Amended Domestic Credit Agreement, as well as by certain real estate.
The Borrowers are required to reduce commitments under the LC Facility upon the occurrence of certain events, including certain asset sales and other financing transactions. To secure their obligation to participate in letters of credit issued under the LC Facility, the Lenders are required to maintain cash collateral on deposit with the Issuing Bank in an amount equal to 102% of the commitments under the LC Facility (the "Lender Deposit").
The Borrowers were required to pay the Lenders an upfront fee equal to 1.50% of the amount of commitments provided under the LC Facility. In addition, the Borrowers are required to pay a commitment fee of 5.75% per annum on the amount of the Lender Deposit (as such amount may be increased from time to time in connection with establishing additional commitments), as well as certain other fees.
The LC Facility Agreement includes certain representations and warranties, affirmative and negative covenants and other undertakings, which are subject to important qualifications and limitations set forth in the LC Facility Agreement. The LC Facility Agreement also contains certain events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If an event of default occurs, the Lenders may terminate all or any portion of the commitments under the LC Facility, require the Borrowers to cash collateralize the LC Facility and/or exercise any rights they might have under any of the related facility documents (including against the collateral), subject to certain limitations. At January 28, 2017, we had $200 million of letters of credit outstanding under the LC Facility.
2017 Secured Loan Facility
On January 3, 2017, the Company, through Sears, Kmart Stores of Illinois LLC, Kmart of Washington LLC and Kmart Corporation (collectively, "2017 Secured Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, obtained a $500 million real estate loan facility (the "2017 Secured Loan Facility") from the Lenders, entities affiliated with ESL. On January 3, 2017, $321 million was funded under the 2017 Secured Loan Facility, and an additional $179 million was drawn by the Company prior to January 28, 2017. The 2017 Secured Loan Facility matures on July 20, 2020. The Company expects to use the proceeds of the 2017 Secured Loan Facility for general corporate purposes.
The 2017 Secured Loan Facility will have an annual base interest rate of 8%, with accrued interest payable monthly during the term of the 2017 Secured Loan Facility. The Borrowers paid an upfront commitment fee equal to 1.0% of the full principal amount of the 2017 Secured Loan Facility and paid a funding fee equal to 1.0% of the amounts drawn under the 2017 Secured Loan Facility at the time such amounts were drawn.
The 2017 Secured Loan Facility is guaranteed by the Company and certain of its subsidiaries, was secured by a first priority lien on 69 real properties owned by the 2017 Secured Loan Borrowers and guarantors at inception. In certain circumstances, the Lenders and the 2017 Secured Loan Borrowers may elect to substitute one or more properties as collateral. To the extent permitted under other debt of the Company or its affiliates, the 2017 Secured Loan Facility may be prepaid at any time in whole or in part, without penalty or premium. The 2017 Secured Loan Borrowers are required to apply the net proceeds of the sale of any real property collateral for the 2017 Secured Loan Facility to repay the loan.
The 2017 Secured Loan Facility includes certain representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral. The 2017 Secured Loan Facility has certain events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there is an event of default, the Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the 2017 Secured

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Loan Facility documents (including against the collateral), and require the 2017 Secured Loan Borrowers to pay a default interest rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%.
The carrying value of the 2017 Secured Loan Facility, net of the remaining debt issuance costs, was $485 million at January 28, 2017.
2016 Secured Loan Facility
On April 8, 2016, the Company, through Sears, Sears Development Co., Innovel Solutions, Inc., Big Beaver of Florida Development, LLC and Kmart Corporation (collectively, "2016 Secured Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, obtained a $500 million real estate loan facility (the "2016 Secured Loan Facility") from JPP, LLC, JPP II, LLC, and Cascade Investment, LLC (collectively, the "2016 Secured Loan Lenders"). JPP, LLC and JPP II, LLC are entities affiliated with ESL. The first $250 million of the Secured Loan Facility was funded on April 8, 2016 and the remaining $250 million was funded on April 22, 2016. The 2016 Secured Loan Facility has a maturity date of July 7, 2017, and is included within current portion of long-term debt on the Condensed Consolidated Balance Sheets at January 28, 2017. The Company used the proceeds of the 2016 Secured Loan Facility to reduce outstanding borrowings under the Company's asset-based revolving credit facility and for general corporate purposes. The carrying value of the 2016 Secured Loan Facility, net of the remaining debt issuance costs, was $494 million at January 28, 2017.
The 2016 Secured Loan Facility has an annual base interest rate of 8%, with accrued interest payable monthly during the term of the 2016 Secured Loan Facility. The 2016 Secured Loan Borrowers paid an upfront commitment fee equal to 1.0% of the full principal amount of the 2016 Secured Loan Facility and also are required to pay a funding fee equal to 1.0% of the amounts drawn under the 2016 Secured Loan Facility at the time such amounts are drawn. If amounts remain outstanding or committed under the 2016 Secured Loan Facility after nine months, a delayed origination fee equal to 0.5% of such amounts becomes payable, and if amounts remain outstanding or committed under the Secured Loan Facility after 12 months, an additional delayed origination fee equal to 0.5% of such amounts becomes payable.
The 2016 Secured Loan Facility is guaranteed by the Company and is secured by a first priority lien on 21 real properties owned by the 2016 Secured Loan Borrowers. The 2016 Secured Loan Facility includes customary representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral.
The 2016 Secured Loan Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there is an event of default, the 2016 Secured Loan Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the 2016 Secured Loan Facility documents (including against the collateral), and require the 2016 Secured Loan Borrowers to pay a default interest rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%. The Loan Facility may be prepaid at any time in whole or in part, without penalty or premium. The funds were used to reduce outstanding borrowings under the Company's asset-based revolving credit facility and for general corporate purposes.
Domestic Credit Agreement
During the first quarter of 2011, the Borrowers and Holdings entered into an amended credit agreement (the "Domestic Credit Agreement"). On October 2, 2013, Holdings and the Borrowers entered into a First Amendment (the "Amendment") to the Domestic Credit Agreement with a syndicate of lenders. Pursuant to the Amendment, the Borrowers borrowed $1.0 billion under a new senior secured term loan facility (the "Term Loan"). On July 21, 2015, the Borrowers and Holdings entered into an amended and restated credit agreement (the "Amended Domestic Credit Agreement") with a syndicate of lenders that amended and restated the then-existing Domestic Credit Agreement, and on April 8, 2016, the Amended Domestic Credit Agreement was further amended in connection with the 2016 Term Loan as described below. The Amended Domestic Credit Agreement provided for a $3.275 billion asset-based revolving credit facility (the "Revolving Facility") with a $1.0 billion letter of credit sub-facility. The maturity date for $1.971 billion of the Revolving Facility was extended to July 20, 2020, while $1.304 billion expired on April 8, 2016. The Amended Domestic Credit Agreement also governs the Term Loan, which retains its maturity date of

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

June 30, 2018. The Amended Domestic Credit Agreement includes an accordion feature that allows the Borrowers to use, subject to borrowing base requirements, existing collateral for the facility to obtain up to $1.0 billion of additional borrowing capacity, of which $750 million was utilized for the 2016 Term Loan (described below). The Amended Domestic Credit Agreement also includes a "FILO" ("first in last out") tranche feature that allows up to an additional $500 million of borrowing capacity, and increased Holdings' ability to undertake short-term borrowings from $750 million to $1 billion.
Revolving advances under the Amended Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate ("LIBOR") or a base rate, in either case plus an applicable margin dependent on Holdings' consolidated leverage ratio (as measured under the Amended Domestic Credit Agreement). The margin with respect to borrowings under the extended commitments ranges from 3.25% to 3.75% for LIBOR loans and from 2.25% to 2.75% for base rate loans. The margin with respect to borrowings under the non-extended commitments remains 2.00% to 2.50% for LIBOR loans and 1.00% to 1.50% for base rate loans. The Amended Domestic Credit Agreement also provides for the payment of fees with respect to issued and undrawn letters of credit at a rate equal to the margin applicable to LIBOR loans and a commitment fee with respect to unused amounts of the Revolving Facility at a rate, depending on facility usage, between 0.375% to 0.625%, per annum, with a minimum of 0.50% applicable to commitments under the extended tranche. From and after April 8, 2016, such commitment fees with respect to the extended tranche are a flat 0.50%. As a result of the February 2017 amendment to the Amended Domestic Credit Agreement, interest rate on loans under the revolving tranche of the domestic credit facility increased by 25 basis points per annum (with the interest rate varying based on the Company's consolidated leverage ratio) and increased the commitment fee on undrawn amounts under the revolving tranche of the domestic credit facility increased by 12.5 basis points. From and after February 10, 2017, such commitment fees with respect to the extended tranche are a flat 0.625%.
The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on substantially all of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility is guaranteed by all domestic subsidiaries of Holdings that own inventory or credit card or pharmacy receivables. The Revolving Facility also permits aggregate second lien indebtedness of up to $2.0 billion, of which $604 million in second lien notes were outstanding at January 28, 2017, resulting in $1.4 billion of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018. If, through asset sales or other means, the value of the above eligible assets is not sufficient to support borrowings of up to the full amount of the commitments under this facility, we will not have full access to the facility, but rather could have access to a lesser amount determined by the borrowing base. Such a decline in the value of eligible assets also could result in our inability to borrow up to the full amount of second lien indebtedness permitted by the domestic credit facility, but rather we could be limited to borrowing a lesser amount determined by the borrowing base as calculated pursuant to the terms of such indenture.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either (1) LIBOR (subject to a 1.00% LIBOR floor) or (2) the highest of (x) the prime rate of the bank acting as agent of the syndicate of lenders, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% (the highest of (x), (y) and (z), the "Base Rate"), plus an applicable margin for LIBOR loans of 4.50% and for Base Rate loans of 3.50%. Currently, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing June 30, 2018. Additionally, the Borrowers are required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Amended Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility. At January 28, 2017 and January 30, 2016, respectively, we had borrowings of $970 million and $980 million under the Term Loan, and carrying value, net of the remaining discount and debt issuance costs, of $963 million and $968 million. As disclosed in Note 1, a portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the Term Loan, reducing the carrying value, net of the remaining discount and debt issuance costs, to $724 million at March 8, 2017.
The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

that require that projected availability under the credit facility, as defined, is at least 15%, exceptions that may be subject to certain maximum amounts and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility. Further, the Amended Domestic Credit Agreement includes customary covenants that restrict our ability to make dispositions, prepay debt, and make investments, subject, in each case, to various exceptions. The Amended Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. As of January 28, 2017, our fixed charge ratio was less than 1.0 to 1.0. If availability under the domestic revolving credit facility were to fall below 10%, the Company would be required to test the fixed charge coverage ratio, and would not comply with the facility, and the lenders under the facility could demand immediate payment in full of all amounts outstanding and terminate their obligations under the facility. In addition, the domestic credit facility provides that in the event we make certain prepayments of indebtedness, for a period of one year thereafter we must maintain availability under the facility of at least 12.5%, and it prohibits certain other prepayments of indebtedness.
At January 28, 2017, we had no borrowings outstanding under the Revolving Facility. At January 30, 2016, we had $797 million of Revolving Facility borrowings outstanding under the Revolving Facility. At January 28, 2017 and January 30, 2016, we had $464 million and $652 million of letters of credit outstanding under the Revolving Facility, respectively. At January 28, 2017 and January 30, 2016, the amount available to borrow under the Revolving Facility was $165 million and $316 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
2016 Term Loan
On April 8, 2016, the Company, SRAC, and Kmart Corporation (together with SRAC, the "ABL Borrowers") entered into an amendment to the Amended Domestic Credit Agreement, with a syndicate of lenders, including Bank of America, N.A., as agent. The amendment to the Amended Domestic Credit Agreement was executed in connection with the closing of a new $750 million senior secured term loan under the Amended Domestic Credit Agreement (the "2016 Term Loan").
Amounts borrowed pursuant to the 2016 Term Loan bears interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 750 basis points, subject to a 1.00% LIBOR floor. The Company received approximately $722 million in net proceeds from the 2016 Term Loan, which proceeds were used to reduce outstanding borrowings under its asset-based revolving credit facility. The 2016 Term Loan has a maturity date of July 20, 2020, which is the same maturity date as the Company’s $1.971 billion revolving credit facility commitments, and does not amortize. The 2016 Term Loan is subject to a prepayment premium of 2% of the aggregate principal amount of the 2016 Term Loan prepaid on or prior to April 8, 2017 and 1% of the aggregate principal amount of the 2016 Term Loan prepaid after April 8, 2017 and on or prior to April 8, 2018. The obligations under the Amended Domestic Credit Agreement, including the 2016 Term Loan, are secured by a first lien on substantially all of the domestic inventory and credit card and pharmacy receivables of the Company and its subsidiaries and aggregate advances under the Amended Domestic Credit Agreement are subject to a borrowing base formula. The Amended Domestic Credit Agreement is guaranteed by all domestic subsidiaries of the Company that own inventory or credit card or pharmacy receivables. The other material terms of the Amended Domestic Credit Agreement were not modified by the amendment. The carrying value of the 2016 Term Loan, net of the remaining discount and debt issuance costs, was $726 million at January 28, 2017. As disclosed in Note 1, a portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the 2016 Term Loan, reducing the carrying value, net of the remaining discount and debt issuance costs, to $553 million at March 8, 2017.
Second Lien Term Loan
On September 1, 2016, the ABL Borrowers entered into a Second Lien Credit Agreement (the "Second Lien Credit Agreement") with the Lenders thereunder, entities affiliated with ESL, pursuant to which the ABL Borrowers borrowed $300 million under a term loan (the "Second Lien Term Loan"). The Company received net proceeds of $291 million, which were used for general corporate purposes.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

The maturity date for the Second Lien Term Loan is July 20, 2020 and the Second Lien Term Loan will not amortize. The Second Lien Credit Agreement includes an accordion feature that allows the ABL Borrowers to seek to obtain from third parties up to $200 million of additional loans under the Second Lien Credit Agreement on the same terms as the Second Lien Term Loan. The Second Lien Term Loan bears interest at a rate equal to, at the election of the ABL Borrowers, either LIBOR (subject to a 1.00% floor) or a specified prime rate ("Base Rate"), in either case plus an applicable margin. The margin with respect to the Second Lien Term Loan is 7.50% for LIBOR loans and 6.50% for Base Rate loans.
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
The Second Lien Credit Agreement includes representations and warranties, covenants and other undertakings, which representations and warranties, covenants and other undertakings and events of default that are substantially similar to those contained in the Amended Domestic Credit Agreement. The carrying value of the Second Lien Term Loan, net of the remaining debt issuance costs, was $292 million at January 28, 2017.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
The carrying value of Senior Secured Notes, net of the remaining discount and debt issuance costs, was $303 million and $302 million at January 28, 2017 and January 30, 2016, respectively.
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
We accounted for the Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Senior Unsecured Notes based on the relative fair values of the Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 5. The discount is being amortized over the life of the Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $44 million and $35 million of the discount was amortized during 2016 and 2015, respectively. The remaining discount was approximately $195 million and $238 million at January 28, 2017 and January 30, 2016, respectively. The carrying value of the Senior Unsecured Notes net of the remaining discount and debt issuance costs was approximately $428 million and $383 million at January 28, 2017 and January 30, 2016, respectively.
Cash Collateral
We post cash collateral for certain self-insurance programs. We continue to classify the cash collateral posted for self-insurance programs as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. At January 28, 2017 and January 30, 2016, $3 million and $2 million of cash, respectively, was posted as collateral for self-insurance programs.
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
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 125 Full-line stores was contributed to indirect wholly-owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued to wholly-owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the "REMIC Securities") that are secured by the mortgages and collateral assignments of the store leases. Payments to the holders on the REMIC Securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore, Craftsman and DieHard trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly-owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion (the "KCD Securities") were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to the holders on the KCD Securities are funded by the royalty payments. In connection with the Craftsman transaction, KCD Securities with par value of $900 million were redeemed in March 2017. The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly-owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. In the fourth quarter of fiscal 2013, Holdings contributed all of the outstanding capital stock of Sears Re to SRe Holding Corporation, a direct wholly-owned subsidiary of Holdings. Sears Re thereafter reduced its excess statutory capital through the distribution of all REMIC Securities held by it to SRe Holding Corporation. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly-owned consolidated subsidiaries. At both January 28, 2017 and January 30, 2016, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.6 billion at both January 28, 2017 and January 30, 2016.
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
NOTE 4—FINANCIAL GUARANTEES
Financial Guarantees
We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding at January 28, 2017:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$665	$7	$—	$672
Commercial letters of credit	—	54	—	54
Secondary lease obligations	—	—	122	122
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, we measure the impairment and adjust the carrying value as discussed in Note 1. With the exception of the indefinite-lived intangible asset impairments and fixed asset impairments described in Note 12 and Note 13, respectively, we had no significant remeasurements of such assets or liabilities to fair value during 2016 and 2015.
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
NOTE 6—INTEREST AND INVESTMENT INCOME (LOSS)
The following table sets forth the components of interest and investment income (loss) as reported in our Consolidated Statements of Operations:

millions	2016	2015	2014
Interest income on cash and cash equivalents	$1	$1	$3
Gain on de-consolidation of Sears Canada	—	—	70
Other investment income (loss)	(27)	(63)	59
Total	$(26)	$(62)	$132
Interest Income on Cash and Cash Equivalents
We recorded interest income of $1 million, $1 million and $3 million in 2016, 2015 and 2014, respectively, primarily related to interest earned on cash and cash equivalents. These cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to us.
Gain on de-consolidation of Sears Canada
During 2014, as further described in Note 2, interest and investment income included a gain of $70 million on the de-consolidation of Sears Canada as a result of the rights offering.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Other Investment Income (Loss)
Other investment income (loss) primarily includes income or loss generated by (and sales of investments in) certain real estate joint ventures and other equity investments in which we do not have a controlling interest. During 2016 and 2015, respectively, the investment loss from equity investments included a loss of $35 million and $59 million related to our equity investment in Sears Canada. Investment income from equity investments was $37 million in 2014.
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
Expenses for retirement and savings-related benefit plans were as follows:

millions	2016	2015	2014
Retirement/401(k) savings plans	$—	$—	$4
Pension plans	289	230	82
Postretirement benefits	28	(2)	9
Total	$317	$228	$95
Retirement Savings Plans
Holdings sponsors retirement savings plans for employees meeting service eligibility requirements. The Company does not match employee contributions.
Other Benefit Plans
Certain full-time and part-time employees of Kmart and Sears are eligible to participate in noncontributory defined benefit plans after meeting age and service requirements. Effective January 31, 1996 and January 1, 2006, respectively, the Kmart tax-qualified defined benefit pension plan and the Sears domestic pension plan were frozen and associates no longer earn additional benefits under the plan. The Kmart tax-qualified defined benefit pension plan was merged with and into the Sears domestic pension plan effective as of January 30, 2008. The merged plan was renamed as the Sears Holdings Pension Plan ("SHC Domestic plan") and Holdings accepted sponsorship of the SHC Domestic plan effective as of that date.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
Pension Plan Amendment
Effective December 1, 2016, the SHC Domestic plan was amended to change its plan year from a calendar year end to a November 30th year end, to spin off a new SHC Pension Plan No. 2 ("Plan No. 2") and to rename the Sears Holdings Pension Plan as Sears Holdings Pension Plan 1 (“Plan No. 1). In conjunction with these amendments, the Company requested that the Internal Revenue Service ("IRS") approve the foregoing change in plan year and to approve a change in actuarial funding method in connection with the spin-off and change in plan year. The Company has received IRS approval of the change in plan year and the request for approval of the change in actuarial funding method remains pending with IRS.
Pension Plans

	2016	2015
millions	SHC Domestic	SHC Domestic
Change in projected benefit obligation:
Beginning balance	$5,265	$5,874
Interest cost	227	211
Actuarial (gain) loss	108	(354)
Benefits paid	(435)	(468)
Other	—	2
Balance at the measurement date	$5,165	$5,265

Change in assets at fair value:
Beginning balance	$3,189	$3,616
Actual return on plan assets	499	(258)
Company contributions	314	299
Benefits paid	(435)	(468)
Balance at the measurement date	$3,567	$3,189
Net amount recognized	$(1,598)	$(2,076)
The accumulated benefit obligation for the SHC Domestic pension plan was $5.2 billion at January 28, 2017 and $5.3 billion at January 30, 2016.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Postretirement Benefit Obligations

	2016	2015
millions	SHC Domestic	SHC Domestic
Change in accumulated postretirement benefit obligation:
Beginning balance	$143	$156
Interest cost	5	5
Plan participants' contributions	—	1
Benefits paid	(19)	(13)
Actuarial (gain) loss	9	(6)
Other	30	—
Balance at the measurement date	$168	$143

Change in plan assets at fair value:
Beginning of year balance	$—	$—
Company contributions	19	12
Plan participants' contributions	—	1
Benefits paid	(19)	(13)
Balance at the measurement date	$—	$—
Funded status	$(168)	$(143)
The current portion of our liability for postretirement benefit obligations is $18 million, which we expect to pay during fiscal 2017.
Weighted-average assumptions used to determine plan obligations were as follows:

	2016	2015	2014
	SHC Domestic	SHC Domestic	SHC Domestic
Pension benefits:
Discount Rate	4.15%	4.50%	3.70%
Postretirement benefits:
Discount Rate	3.85%	4.00%	3.30%
The decrease in the discount rate in 2016 resulted in an increase in the 2016 year-end pension obligation of approximately $181 million.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Net Periodic Benefit Cost
The components of net periodic benefit cost were as follows:

	2016	2015	2014
millions	SHC Domestic	SHC Domestic	SHC Domestic	Sears Canada	Total
Pension benefits:
Interest cost	$227	$211	$221	$36	$257
Expected return on plan assets	(202)	(249)	(246)	(52)	(298)
Recognized net loss and other	264	268	115	8	123
Net periodic benefit cost	$289	$230	$90	$(8)	$82

Postretirement benefits:
Interest cost	$5	$5	$8	$3	$11
Recognized net loss and other	23	(7)	(1)	(1)	(2)
Net periodic benefit cost	$28	$(2)	$7	$2	$9
Weighted-average assumptions used to determine net cost were as follows:

	2016	2015	2014
	SHC Domestic	SHC Domestic	SHC Domestic	Sears Canada
Pension benefits:
Discount Rate	4.50%	3.70%	4.60%	4.20%
Return of plan assets	6.50%	7.00%	7.00%	6.50%
Rate of compensation increases	N/A	N/A	N/A	3.50%
Postretirement benefits:
Discount Rate	4.00%	3.30%	4.00%	3.90%
Return of plan assets	N/A	N/A	N/A	1.00%
Rate of compensation increases	N/A	N/A	N/A	3.50%
For purposes of determining the periodic expense of our defined benefit plans, we use the fair value of plan assets as the market-related value. A one-percentage-point change in the assumed discount rate would have the following effects on the pension liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on interest cost component	$24	$(31)
Effect on pension benefit obligation	$(487)	$583
Approximately $199 million of the unrecognized net losses in accumulated other comprehensive income are expected to be amortized as a component of net periodic benefit cost during 2017.
Investment Strategy
The Investment Committee, made up of select members of senior management, has appointed a non-affiliated third party professional to advise the Committee with respect to the assets of Holdings' domestic pension plans. The plans' overall investment objective is to provide a long-term return that, along with Company contributions, is expected to meet future benefit payment requirements. A long-term horizon has been adopted in establishing investment policy such that the likelihood and duration of investment losses are carefully weighed against the long-

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

term potential for appreciation of assets. The plans' investment policy requires investments to be diversified across individual securities, industries, market capitalization and valuation characteristics. In addition, various techniques are utilized to monitor, measure and manage risk.
Domestic plan assets were invested in the following classes of securities:

	Plan Assets at
	January 28, 2017	January 30, 2016
Equity securities	35%	34%
Fixed income and other debt securities	63	63
Other	2	3
Total	100%	100%
The domestic plans' target allocation is determined by taking into consideration the amounts and timing of projected liabilities, our funding policies and expected returns on various asset classes. At January 28, 2017, the plans' target asset allocation was 35% equity and 65% fixed income. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.
Future Cash Flows of Benefit Plans
Information regarding expected future cash flows for the SHC Domestic benefit plan is as follows:

millions	SHC Domestic
Pension benefits:
Employer contributions:
2017 (expected)	$312
Expected benefit payments:
2017	$400
2018	381
2019	382
2020	398
2021	385
2022-2026	1,750
Postretirement benefits:
Employer contributions:
2017 (expected)	$18
Expected employer contribution for benefit payments:
2017	$18
2018	18
2019	17
2020	16
2021	15
2022-2026	63

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Domestic Pension Plans Funding
Contributions to our pension plans remain a significant use of our cash on an annual basis. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, the Company has a legacy pension obligation for past service performed by Kmart and Sears associates. During 2016, we contributed $314 million to our domestic pension plans. We estimate that the domestic pension contribution will be $312 million in 2017 and approximately $297 million in 2018. As discussed in Note 1, the Company agreed to grant the PBGC a lien on, and subsequently contribute to the Company's pension plans, the value of the $250 million cash payment payable to the Company on the third anniversary of the Craftsman closing with the value of such payment being fully credited against the Company's minimum pension funding obligations in 2017, 2018 and 2019. The Company also agreed to grant a lien to the PBGC on the 15-year income stream relating to new Stanley Black & Decker sales of Craftsman products, and agreed to contribute the payments from Stanley Black & Decker under such income stream to the Company's pension plans, with such payments to be credited against the Company's minimum pension funding obligations starting no later than five years from the closing date. The Company also agreed to grant the PBGC a lien on $100 million of real estate assets to secure the Company's minimum pension obligations through the end of 2019. The ultimate amount of pension contributions could be affected by changes in applicable regulations, as well as financial market and investment performance.
Fair Value of Pension Plan Assets
The following table presents our plan assets using the fair value hierarchy at January 28, 2017 and January 30, 2016:

	Investment Assets at Fair Value at
SHC Domestic	January 28, 2017
millions	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$980	$978	$—	$2
International companies	224	224	—	—
U.S. registered investment companies	3	3	—	—
Fixed income securities:
Corporate bonds and notes	1,994	—	1,994	—
Sears Holdings Corporation 2016 Term Loan	100	—	100	—
Mortgage-backed and asset-backed	3	—	1	2
Other	1	—	1	—
Ventures and partnerships	1	—	—	1
Total investment assets at fair value	$3,306	$1,205	$2,096	$5
Cash	8
Accounts receivable	65
Accounts payable	(69)
Investments measured at NAV:
Cash equivalents and short-term investments	257
Net assets available for plan benefits	$3,567

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	Investment Assets at Fair Value at
SHC Domestic	January 30, 2016
millions	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$861	$861	$—	$—
International companies	140	140	—	—
U.S. registered investment companies	5	5	—	—
Fixed income securities:
Corporate bonds and notes	1,848	—	1,848	—
Mortgage-backed and asset-backed	4	—	1	3
Other	1	—	1	—
Ventures and partnerships	4	—	—	4
Total investment assets at fair value	$2,863	$1,006	$1,850	$7
Cash	1
Accounts receivable	63
Accounts payable	(45)
Investments measured at NAV:
Cash equivalents and short-term investments	307
Net assets available for plan benefits	$3,189
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
Common collective trusts are portfolios of underlying investments held by investment managers and are valued at the unit value reported by the investment managers as of the end of each period presented. Collective short-term investment funds are stated at net asset value (NAV) as determined by the investment managers and have not been classified in the fair value hierarchy. Investment managers value the underlying investments of the funds at amortized cost, which approximates fair value.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 8—EARNINGS PER SHARE
The following table sets forth the components used to calculate basic and diluted loss per share attributable to Holdings' shareholders. Warrants, restricted stock awards and restricted stock units, totaling 2 thousand shares in 2016 and 5 million shares in each of 2015 and 2014 were not included in the computation of diluted loss per share attributable to Holdings' shareholders because the effect of their inclusion would have been anti-dilutive.

millions, except earnings per share	2016	2015	2014
Basic weighted average shares	106.9	106.6	106.3
Dilutive effect of restricted stock awards, restricted stock units and warrants	—	—	—
Diluted weighted average shares	106.9	106.6	106.3

Net loss attributable to Holdings' shareholders	$(2,221)	$(1,129)	$(1,682)
Loss per share attributable to Holdings' shareholders:
Basic	$(20.78)	$(10.59)	$(15.82)
Diluted	$(20.78)	$(10.59)	$(15.82)
NOTE 9—EQUITY
Stock-based Compensation
We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. We do not currently have an employee stock option plan and at January 28, 2017, there are no outstanding options. Compensation expense related to stock-based compensation arrangements was immaterial during 2016, 2015 and 2014.
We granted restricted stock awards and restricted stock units to certain associates. These restricted stock awards and restricted stock units typically vest in zero to three years from the date of grant, provided the grantee remains employed by us at the vesting date. The fair value of these awards and units is equal to the market price of our common stock on the date of grant. We do not currently have a broad-based program that provides for restricted stock awards or restricted stock units on an annual basis. Changes in restricted stock awards and restricted stock units for 2016, 2015 and 2014 were as follows:

	2016		2015		2014
(Shares in thousands)	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant
Beginning of year balance	60	$42.88	73	$45.82	205	$48.24
Granted	384	16.87	198	31.26	168	38.35
Vested	(293)	16.00	(200)	32.01	(248)	41.17
Forfeited	—	—	(11)	51.39	(52)	53.44
End of year balance	151	$28.89	60	$42.88	73	$45.82

millions	2016	2015	2014
Aggregate fair value of shares granted based on weighted average fair value at date of grant	$6	$6	$6
Aggregate fair value of shares vesting during period	4	6	9
Aggregate fair value of shares forfeited during period	—	—	2

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Approximately 76,000 shares of the 151,000 shares of unvested restricted stock and restricted stock units outstanding at January 28, 2017 are scheduled to vest during 2017, subject to satisfaction of applicable vesting conditions.
Common Share Repurchase Program
From time to time, we repurchase shares of our common stock under a common share repurchase program authorized by our Board of Directors. The common share repurchase program was initially announced in 2005 with a total authorization since inception of the program of $6.5 billion. During 2016, 2015 and 2014, we repurchased no shares of our common stock under our common share repurchase program. At January 28, 2017, we had approximately $504 million of remaining authorization under our common share repurchase program.
The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.
 Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	January 28, 2017	January 30, 2016	January 31, 2015
Pension and postretirement adjustments (net of tax of $(225), $(296) and $(296), respectively)	$(1,549)	$(1,915)	$(2,028)
Currency translation adjustments (net of tax of $0 for all periods presented)	(3)	(3)	(2)
Accumulated other comprehensive loss	$(1,552)	$(1,918)	$(2,030)
Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.
Income Tax Expense Allocated to Each Component of Other Comprehensive Income (Loss)
Income tax expense allocated to each component of other comprehensive income (loss) was as follows:

	2016
millions	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments
Experience gain	$181	$(71)	$110
Less: recognized net loss and other included in net periodic benefit cost(1)	256	—	256
Pension and postretirement adjustments, net of tax	437	(71)	366
Dissolution of noncontrolling interest	(7)	—	(7)
Total other comprehensive income	$430	$(71)	$359

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	2015
millions	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments
Experience loss	$(148)	$—	$(148)
Less: recognized net loss and other included in net periodic benefit cost(1)	261	—	261
Pension and postretirement adjustments, net of tax	113	—	113
Currency translation adjustments	(1)	—	(1)
Total other comprehensive income	$112	$—	$112

	2014
millions	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive loss
Pension and postretirement adjustments
Experience loss	$(1,163)	$—	$(1,163)
Less: recognized net loss and other included in net periodic benefit cost(1)	126	(3)	123
Pension and postretirement adjustments, net of tax	(1,037)	(3)	(1,040)
Deferred loss on derivatives	(2)	—	(2)
Currency translation adjustments	4	(1)	3
Sears Canada de-consolidation	(186)	—	(186)
Total other comprehensive loss	$(1,221)	$(4)	$(1,225)

(1)	Included in the computation of net periodic benefit expense. See Note 7 to the Consolidated Financial Statements.

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
We accounted for the warrants in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, the warrants have been classified as additional paid-in capital in the Consolidated Balance Sheets based on the relative fair value of the warrants and the related 8% Senior Unsecured Notes due 2019 at the time of issuance. We monitor changes in circumstances that could cause the classification of the warrants to change. The fair value of the warrants and the related 8% Senior Unsecured Notes due 2019 was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 5.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 10—INCOME TAXES

millions	2016	2015	2014
Loss before income taxes:
U.S.	$(2,429)	$(1,420)	$(1,560)
Foreign	34	35	(125)
Total	$(2,395)	$(1,385)	$(1,685)

Income tax expense (benefit):
Current:
Federal	$13	$11	$19
State and local	16	20	19
Foreign	18	17	21
Total current	47	48	59

Deferred:
Federal	(87)	(239)	70
State and local	(134)	(66)	(139)
Foreign	—	—	135
Total deferred	(221)	(305)	66
Total	$(174)	$(257)	$125

	2016	2015	2014
Effective tax rate reconciliation:
Federal income tax rate (benefit rate)	(35.0)%	(35.0)%	(35.0)%
State and local tax (benefit) net of federal tax benefit	(3.0)	(1.8)	(4.6)
Federal and state valuation allowance	41.1	37.4	44.1
Long-lived land and intangibles	(0.2)	(16.9)	(0.4)
Impairment of indefinite-lived trade names	(6.0)	(4.9)	—
Loss disallowance	—	3.5	—
Tax credits	(0.3)	(0.7)	(0.9)
Resolution of income tax matters	—	(0.3)	(2.7)
Adjust foreign statutory rates	0.1	(0.3)	0.5
Sears Canada valuation allowance	—	—	9.0
Sears Canada rights offering	—	—	1.4
Tax benefit resulting from additional paid-in capital income allocation	—	—	(3.5)
Tax benefit resulting from other comprehensive income allocation	(2.9)	—	—
Canadian repatriation cost on Sears Canada dividend received	—	—	(0.7)
Other	(1.1)	0.4	0.2
	(7.3)%	(18.6)%	7.4%

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

millions	January 28, 2017	January 30, 2016
Deferred tax assets and liabilities:
Deferred tax assets:
Federal benefit for state and foreign taxes	$148	$147
Accruals and other liabilities	135	180
Capital leases	25	54
Net operating loss carryforwards	2,255	1,583
Postretirement benefit plans	89	86
Pension	1,155	1,241
Property and equipment	231	226
Deferred income	479	514
Credit carryforwards	875	832
Other	193	164
Total deferred tax assets	5,585	5,027
Valuation allowance	(5,519)	(4,757)
Net deferred tax assets	66	270

Deferred tax liabilities:
Trade names/Intangibles	573	722
Inventory	193	338
Other	43	103
Total deferred tax liabilities	809	1,163
Net deferred tax liability	$(743)	$(893)
Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income ("OCI"). An exception is provided in the authoritative accounting guidance when there is income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from pension and other postretirement benefits recorded as a component of OCI and creation of a deferred tax liability through additional paid in capital, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the year ended January 28, 2017, the Company recorded a tax expense of $71 million in OCI related to the net gain on pension and other postretirement benefits, and recorded a corresponding tax benefit of $71 million in continuing operations. For the year ended January 31, 2015, the Company recorded a charge of $59 million through additional paid in capital relating to the book to tax difference for the original issue discount ("OID") relating to the Senior Unsecured Notes, and recorded a valuation allowance reversal of $59 million in continuing operations.
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
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended January 28, 2017, January 30, 2016,

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

and January 31, 2015. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future income.
On the basis of this analysis and the significant negative objective evidence, for the year ended January 28, 2012, a valuation allowance of $2.1 billion was added to record only the portion of the deferred tax asset that more likely than not will be realized. Of the total valuation allowance recorded, $317 million was recorded through other comprehensive income. For the year ended January 31, 2015, the valuation allowance increased by $1.1 billion of which $454 million was recorded through other comprehensive income. For the year ended January 30, 2016, the valuation allowance increased by $279 million of which $63 million was recorded through other comprehensive income and paid in capital. For the year ended January 28, 2017, the valuation allowance increased by $762 million of which a decrease of $3 million was recorded through other comprehensive income.
During the quarterly assessment of deferred tax assets for the year ended January 31, 2015, management determined that it was no longer probable that sufficient future taxable income would be available to allow the deferred tax assets of Sears Canada to be realized. A significant piece of negative evidence evaluated was that the recent and anticipated profitability were lower than previously projected. The Company also considered the impact on the timing of the implementation of strategic initiatives at Sears Canada to improve profitability due to their recent senior management changes and realization that certain strategies would not achieve previously expected targets. In assessing the realizability of Sears Canada's deferred tax assets, management considered the four sources of taxable income included in the accounting standards applicable for income taxes. Of these four sources of taxable income, Sears Canada was only able to avail itself of future reversals of existing taxable differences and taxable income in prior carryback years to realize a tax benefit of an existing deductible temporary difference. Therefore, a valuation allowance of $152 million was added to record only the portion of the deferred tax asset that more likely than not will be realized. We recognized the $152 million valuation allowance charge during the third quarter of 2014 in continuing operations. This $152 million valuation allowance was de-recognized in the third quarter of 2014 as part of the Sears Canada de-consolidation.
At January 28, 2017 and January 30, 2016, we had a valuation allowance of $5.5 billion and $4.8 billion, respectively, to record only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased, or if the objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.
At the end of 2016 and 2015, respectively, we had a federal and state net operating loss ("NOL") deferred tax asset of $2.3 billion and $1.6 billion, which will expire predominately between 2019 and 2036. We have credit carryforwards of $875 million, which will expire between 2017 and 2036.
In July, 2016, the Company sold shares of an investment for $106 million. The sale resulted in a U.S. taxable gain of $105 million, but no current income tax is payable due to the utilization of NOL attributes of $37 million with a valuation allowance release of the same amount.
On July 7, 2015, Holdings completed the Seritage transaction. As part of the transaction, Holdings sold 235 properties to Seritage along with Holdings' 50% interests in the JVs, which hold an additional 31 properties (See Note 11 for additional information and defined terms).
In connection with the Seritage transaction and the JV transactions, the Company realized a tax benefit of $229 million on the deferred taxes related to the indefinite-life assets associated with the property sold. In addition, the Company incurred a taxable gain of approximately $2.2 billion, taking into account any related party loss disallowance, on these transactions. There was no federal income tax payable resulting from the taxable gain due to the utilization of NOL tax attributes of approximately $856 million with a valuation allowance release of the same amount. However, there was a minor amount of state and city income tax payable of $4 million after the utilization of state and city tax attributes. As a result of all the effects from the Seritage transaction and the JV transactions in 2015, the impact to the net valuation allowance was a release of approximately $500 million.
On April 4, 2014, Holdings and Lands' End entered into a tax sharing agreement in connection with the spin-off. Pursuant to this agreement, Holdings is responsible for all pre-separation U.S. federal, state and local income

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

taxes attributable to the Lands’ End business, and Lands’ End is responsible for all other income taxes attributable to its business, including all foreign taxes.
In connection with the Sears Canada Rights Offering in 2014, the Company incurred a taxable gain of approximately $107 million on the subscription rights exercised and common shares sold during the fiscal year. There was no income tax payable balance resulting from the taxable gain due to the utilization of NOL attributes of approximately $38 million and a valuation allowance release of the same amount. In addition, a foreign tax credit carryover of $15 million was generated and the valuation allowance increased by the same amount.
Accounting for Uncertainties in Income Taxes
We are present in a large number of taxable jurisdictions, and at any point in time, can have audits underway at various stages of completion in any of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by federal, foreign and/or local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the tax provision as appropriate. While we do not expect material changes, it is possible that the amount of unrecognized benefit with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months related to the audits described above. At this time, our estimated range of impact on the balance of unrecognized tax benefits for 2017 is a change of $2 million to $15 million, which would impact the effective tax rate by $1 million to $10 million. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits ("UTB") is as follows:

	Federal, State and Foreign Tax
millions	January 28, 2017	January 30, 2016	January 31, 2015
Gross UTB Balance at Beginning of Period	$137	$131	$150
Tax positions related to the current period:
Gross increases	12	14	15
Gross decreases	—	—	—
Tax positions related to prior periods:
Gross increases	—	—	—
Gross decreases	—	—	(27)
Settlements	—	—	(5)
Lapse of statute of limitations	(7)	(8)	(4)
Exchange rate fluctuations	—	—	2
Gross UTB Balance at End of Period	$142	$137	$131
At the end of 2016, we had gross unrecognized tax benefits of $142 million. Of this amount, $92 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to indirect tax benefits. During 2016, the gross unrecognized tax benefits increased by $12 million due to current year accruals for existing tax positions. During 2015, the gross unrecognized tax benefits increased by $14 million due to current year accruals for existing tax positions. We expect that our unrecognized tax benefits could decrease up to $6 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At January 28, 2017 and January 30, 2016, the total amount of interest and penalties recognized within the related tax liability in our Consolidated Balance Sheet was $61 million ($40 million net of federal benefit) and $56 million ($36 million net of federal benefit), respectively. The total amount of net interest expense recognized in our Consolidated Statements of Operations for 2016, 2015 and 2014 was $3 million, $4 million and $4 million, respectively.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
NOTE 11—REAL ESTATE TRANSACTIONS
Gain on Sales of Assets
We recognized $247 million, $743 million and $207 million in gains on sales of assets during 2016, 2015 and 2014, respectively. These gains were primarily a result of several large real estate transactions.
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
In connection with the Seritage transaction and JV transactions, Holdings has entered into agreements with Seritage and the JVs under which Holdings leases 255 of the properties (the "Master Leases"), with the remaining properties being leased by Seritage to third parties. Holdings has closed six stores pursuant to recapture notices from Seritage and 17 stores pursuant to lease terminations.
Holdings recorded rent expense of $96 million and $68 million in 2016 and 2015, respectively, in cost of sales, buying and occupancy in the Consolidated Statements of Operations. Rent expense consisted of straight-line rent expense offset by amortization of a deferred gain on sale-leaseback, as shown in the table below.

	2016			2015
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Straight-line rent expense	$32	$152	$184	$20	$100	$120
Amortization of deferred gain on sale-leaseback	(17)	(71)	(88)	(11)	(41)	(52)
Rent expense	$15	$81	$96	$9	$59	$68
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

as a result of an obligation to redevelop the stores for a third-party tenant and pay rent on behalf of the third-party tenant until it commences rent payments to the JVs.
With the exception of the four properties that have continuing involvement, in accordance with accounting standards related to sale-leaseback transactions, Holdings recognized any loss on sale immediately, any gain on sale in excess of the present value of minimum lease payments immediately, and any remaining gain was deferred and will be recognized in proportion to the related rent expense over the lease term. Holdings received aggregate net proceeds of $3.1 billion for the Seritage transaction and JV transactions. The carrying amount of property and equipment, net and lease balances related to third-party leases that were assigned to Seritage and the JVs was $1.5 billion at July 7, 2015, of which $1.3 billion was recorded in our Sears Domestic segment and $175 million in our Kmart segment. Accordingly, during the second quarter of 2015, Holdings recognized an immediate net gain of $508 million within gain on sales of assets in the Consolidated Statements of Operations for 2015, comprised of a gain for the amount of gain on sale in excess of the present value of minimum lease payments, offset by a loss for properties where the fair value was less than the carrying value and the write-off of lease balances related to third-party leases that were assigned to Seritage and the JVs, as shown in the table below.

	2015
millions	Kmart	Sears Domestic	Sears Holdings
Gain	$154	$471	$625
Loss	(17)	(100)	(117)
Immediate Net Gain	$137	$371	$508
The remaining gain of $894 million was deferred and will be recognized in proportion to the related rent expense, which is a component of cost of sales, buying and occupancy, in the Consolidated Statements of Operations, over the lease term. At January 28, 2017 and January 30, 2016, respectively, $132 million and $89 million of the deferred gain on sale-leaseback is classified as current within other current liabilities and $563 million and $753 million is classified as long-term as deferred gain on sale-leaseback in the Consolidated Balance Sheets.
During 2016, Holdings recorded gains of $29 million related to the 100% recapture of four stores that closed pursuant to recapture notices from Seritage, of which $16 million related to the gain that had previously been deferred as we no longer have continuing involvement in those properties, and $13 million related to lease termination proceeds. In addition, the Master Leases provide Seritage and the JVs a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), in addition to all of the automotive care centers, and all outparcels or outlots, as well as certain portions of parking areas and common areas, except as set forth in the Master Leases, for no additional consideration. As space is recaptured pursuant to the recapture right, Holdings' obligation to pay rent is reduced proportionately. Accordingly, Holdings recognizes gains equal to the unamortized portion of the gain that had previously been deferred which exceeds the present value of minimum lease payments, as reduced due to recapture activity. During 2016, Holdings recorded gains as a result of recapture activity of $16 million that had previously been deferred. The Master Leases also provide Holdings certain rights to terminate the Master Leases with respect to REIT properties or JV properties that cease to be profitable for operation by Holdings. In order to terminate the Master Lease with respect to a certain property, Holdings must make a payment to Seritage or the JV of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property. Holdings recorded gains related to stores that closed pursuant to lease terminations of $27 million that had previously been deferred. Holdings also recorded expenses of $21 million for termination payments to Seritage, of which $11 million is reported as an amount payable to Seritage at January 28, 2017.
Holdings accounted for the four properties that have continuing involvement as a financing transaction in accordance with accounting standards related to sale-leaseback transactions. Accordingly, Holdings recorded a sale-leaseback financing obligation of $164 million, which is classified as sale-leaseback financing obligation on the Consolidated Balance Sheets at both January 28, 2017 and January 30, 2016. The decrease in the sale-leaseback financing obligation from $426 million at May 2, 2015 to $164 million at January 30, 2016 represents a noncash change. We continued to report the real property assets of $62 million and $56 million at January 28, 2017 and

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

January 30, 2016, respectively, on our Consolidated Balance Sheets, which are included in our Sears Domestic segment.
The obligation for future minimum lease payments at January 28, 2017 for the four properties that have continuing involvement is $69 million over the remaining lease term, and is $8 million for each of 2017, 2018, 2019, 2020 and 2021, and $29 million thereafter. This obligation for future minimum lease payments includes $29 million of rent on behalf of a third-party tenant over the remaining lease term. We will no longer have the obligation to pay rent on behalf of the third-party tenant when it commences rent payments to the JVs, which we expect to occur within one year.
On January 27, 2017, Holdings and CBL and Associates Properties, Inc. ("CBL") completed a sale-leaseback transaction pursuant to which Holdings sold five Sears Full-line stores and two Sears Auto Centers located at CBL malls for net proceeds of $71 million (the "CBL transaction"). In connection with the CBL transaction, Holdings entered into 10-year leaseback agreements. The agreements provide both CBL and Holdings the right to terminate each lease, and provide Holdings the option to relocate its operations at each mall to a location of up to 15,000 square feet. The agreement also contains an earn-out provision pursuant to which Holdings would receive a maximum amount of $14.5 million additional consideration if CBL redevelops any of the properties within a specified time period and achieves more than a specified return on investment. We accounted for the CBL transaction as a financing transaction in accordance with accounting standards applicable to sale-leaseback transactions as a result of continuing involvement through the earn-out provision. Accordingly, Holdings recorded a sale-leaseback financing obligation of $71 million, which is classified as sale-leaseback financing obligation on the Consolidated Balance Sheet at January 28, 2017. We continued to report real property assets of $34 million at January 28, 2017 on our Consolidated Balance Sheet, which are included in our Sears Domestic segment. The obligation for future minimum lease payments at January 28, 2017, is $44 million over the 10-year lease term, and is $5 million for each of 2017, 2018, 2019, 2020 and 2021, and $19 million thereafter.
In addition to the Seritage transaction and JV transactions, we recorded gains on the sales of assets for other significant items described as follows. During 2016, we recorded gains on the sales of assets of $15 million recognized on the sale of two Sears Full-line stores for which we received $27 million of cash proceeds, $12 million recognized on the sale of one distribution center for which we received $23 million of cash proceeds and $10 million on the sale of one Kmart store for which we received $10 million of cash proceeds.
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
During 2014, we recorded gains on the sales of assets of $64 million recognized on the sale of three Sears Full-line stores for which we received $106 million of cash proceeds, $13 million recognized on the sale of a distribution facility in our Sears Domestic segment for which we received $16 million of cash proceeds and a gain of $10 million recognized on the sale of a Kmart store for which we received $10 million of cash proceeds.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 12—GOODWILL AND INTANGIBLE ASSETS

The following summarizes our intangible assets at January 28, 2017 and January 30, 2016, respectively, the amortization expenses recorded for the years then ended, as well as our estimated amortization expense for the next five years and thereafter.

	January 28, 2017		January 30, 2016
millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Favorable lease rights	$143	$52	$155	$57
Contractual arrangements and customer lists	—	—	96	96
	143	52	251	153
Non-amortizing intangible assets:
Trade names	1,430	—	1,811	—
Total	$1,573	$52	$2,062	$153

Annual Amortization Expense
2016	$5
2015	7
2014	18

Estimated Amortization
2017	$4
2018	4
2019	4
2020	4
2021	3
Thereafter	72
Goodwill is the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method. Goodwill is recorded at Sears Domestic and had a balance of $269 million at both January 28, 2017 and January 30, 2016.
As described in Summary of Significant Accounting Policies in Note 1, goodwill and indefinite-lived intangible assets are not amortized but require testing for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. As a result of our annual testing of indefinite-lived intangible assets, we recorded impairment related to the Sears trade name of $381 million and $180 million in 2016 and 2015, respectively, which reduced the carrying value to $431 million at January 28, 2017 and $812 million at January 30, 2016. The impairment is recorded at Sears Domestic and included within impairment charges on our Consolidated Statements of Operations. We did not record any goodwill or indefinite-lived intangible asset impairment in 2014.
NOTE 13—STORE CLOSING CHARGES, SEVERANCE COSTS AND IMPAIRMENTS
Store Closings and Severance
During 2016, 2015 and 2014, respectively, we closed 206, 38 and 173 stores in our Kmart segment and 37, 12 and 61 stores in our Sears Domestic segment that we previously announced would close. We made the decision to close 271, 78 and 118 stores in our Kmart segment and 76, 14 and 47 stores in our Sears Domestic segment during 2016, 2015 and 2014, respectively; and we also made the decision to close 6 domestic supply chain distribution

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

centers in our Kmart segment during 2014 and 1 domestic supply chain distribution center in our Sears Domestic segment during both 2016 and 2014.
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any estimated sublease income.
We expect to record additional charges of approximately $44 million during 2017 related to stores and distribution centers we had previously made the decision to close.
Store closing costs and severance recorded for 2016, 2015 and 2014 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$187	$28	$71	$32	$13	$331
Sears Domestic	39	13	5	9	7	73
Total 2016 costs	$226	$41	$76	$41	$20	$404

Kmart	$39	$16	$21	$10	$1	$87
Sears Domestic	5	21	(15)	1	2	14
Total 2015 costs	$44	$37	$6	$11	$3	$101

Kmart	$54	$32	$42	$14	$23	$165
Sears Domestic	14	14	21	6	14	69
Sears Canada	1	10	5	—	—	16
Total 2014 costs	$69	$56	$68	$20	$37	$250
_____________

(1)	Recorded within cost of sales, buying and occupancy in the Consolidated Statements of Operations.

(2)
Recorded within selling and administrative in the Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)
2016 and 2015 costs are recorded within depreciation and amortization on the Consolidated Statements of Operations. 2014 costs include $29 million recorded within impairment charges and $8 million recorded within depreciation and amortization on the Consolidated Statements of Operations.

Store closing cost accruals of $216 million, $180 million and $207 million at January 28, 2017, January 30, 2016 and January 31, 2015, respectively, were as shown in the table below. Store closing accruals included $122 million, $81 million and $99 million within other current liabilities and $94 million, $99 million and $108 million within other long-term liabilities in the Consolidated Balance Sheets at January 28, 2017, January 30, 2016 and January 31, 2015, respectively.

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at January 31, 2015	$43	$156	$8	$207
Store closing costs	37	8	11	56
Payments/utilizations/other	(22)	(50)	(11)	(83)
Balance at January 30, 2016	58	114	8	180
Store closing costs	41	85	41	167
Payments/utilizations/other	(45)	(55)	(31)	(131)
Balance at January 28, 2017	$54	$144	$18	$216

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Impairment of Long-Lived Assets
As described in the Summary of Significant Accounting Policies in Note 1, we performed impairment tests of certain of our long-lived assets during 2016, 2015 and 2014 (principally the value of land, buildings and other fixed assets associated with our stores). As a result of this impairment testing, the Company recorded impairment charges as shown in the table below.

millions	2016	2015	2014
Kmart	$22	$14	$10
Sears Domestic	24	80	9
Sears Canada	—	—	15
Sears Holdings	$46	$94	$34
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
Rental expense for operating leases was as follows:

millions	2016	2015	2014
Minimum rentals	$739	$713	$710
Percentage rentals	7	8	12
Less-Sublease rentals	(51)	(46)	(45)
Less-Amortization of deferred gain on sale-leaseback	(88)	(52)	—
Total	$607	$623	$677

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Minimum lease obligations, excluding taxes, insurance and other expenses payable directly by us, for leases in effect at January 28, 2017, were as follows:

	Minimum Lease Commitments
millions	Capital	Operating
2017	$52	$650
2018	38	548
2019	24	449
2020	16	379
2021	6	318
Later years	62	1,331
Total minimum lease payments	198	3,675
Less-minimum sublease income		(126)
Net minimum lease payments		$3,549
Less:
Estimated executory costs	(6)
Interest at a weighted average rate of 5.3%	(47)
Capital lease obligations	145
Less current portion of capital lease obligations	(42)
Long-term capital lease obligations	$103
NOTE 15—RELATED PARTY DISCLOSURE
Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. ESL owned approximately 48% of our outstanding common stock at January 28, 2017 (excluding shares of common stock that ESL may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
On February 25, 2016, Holdings announced the election of Bruce R. Berkowitz to membership on our Board of Directors. Mr. Berkowitz serves as the Chief Investment Officer of Fairholme Capital Management, LLC, an investment adviser registered with the U.S. Securities and Exchange Commission ("SEC"), and is the President and a Director of Fairholme Funds, Inc., a SEC-registered investment company providing investment management services to three mutual funds (together with Fairholme Capital Management, LLC and other affiliates, "Fairholme"). Fairholme owned approximately 26% of our outstanding common stock at January 28, 2017 (excluding shares of common stock that Fairholme may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
Unsecured Commercial Paper
During 2016 and 2015, ESL and its affiliates held unsecured commercial paper issued by SRAC, an indirect wholly-owned subsidiary of Holdings. For the commercial paper outstanding to ESL, the weighted average of each maturity, annual interest rate, and principal amount outstanding for this commercial paper was 21 days, 7.87% and $100 million and 32 days, 4.55% and $8.8 million, respectively, in 2016 and 2015. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2016 was $245 million and the aggregate amount of interest paid by SRAC to ESL during 2016 was $8 million.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

During 2016 and 2015, Fairholme and its affiliates held unsecured commercial paper issued by SRAC. For the commercial paper outstanding to Fairholme, the weighted average of each maturity, annual interest rate, and principal amount outstanding for this commercial paper was 63 days, 7.42% and $1.3 million and 7 days, 3.70% and $4.5 million, respectively, in 2016 and 2015. The largest aggregate amount of principal outstanding to Fairholme at any time since the beginning of 2016 was $5 million and the aggregate amount of interest paid by SRAC to Fairholme during 2016 was $109 thousand.
The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
Secured Short-Term Loan
In September 2014, the Company, through the Short-Term Borrowers, entities wholly-owned and controlled, directly or indirectly by the Company, entered into the $400 million Short-Term Loan with the Short-Term Lender, entities affiliated with ESL and Fairholme. The Company repaid the Short-Term Loan during 2015, resulting in no balance outstanding at January 28, 2017 or January 30, 2016. See Note 3 for additional information regarding the Short-Term Loan.
LC Facility
On December 28, 2016, the Company, through the Borrowers, entered into the LC Facility Agreement providing for the $500 million LC Facility with the Lenders, entities affiliated with ESL. On December 28, 2016, $200 million of commitments were made available under the LC Facility, and, subject to approval of the Lenders, up to an additional $300 million in commitments may be obtained by the Company from the Lenders (or other lenders) prior to December 28, 2017, the maturity date of the LC Facility. At January 28, 2017, we had $200 million of letters of credit outstanding under the LC Facility, and the Lenders maintain cash collateral on deposit with the Issuing Bank of $204 million. See Note 3 for additional information regarding the LC Facility.
2017 Secured Loan Facility
On January 3, 2017, the Company, through the 2017 Secured Loan Borrowers, obtained a $500 million real estate loan facility from the Lenders, entities affiliated with ESL. At January 28, 2017, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $500 million of principal amount of the 2017 Secured Loan Facility. See Note 3 for additional information regarding the 2017 Secured Loan Facility.
2016 Secured Loan Facility
In April 2016, the Company, through the 2016 Secured Loan Borrowers, obtained a $500 million real estate loan facility from the 2016 Secured Loan Lenders, some of which are entities affiliated with ESL. At January 28, 2017, entities affiliated with ESL held $216 million of principal amount of the 2016 Secured Loan Facility. See Note 3 for additional information regarding the 2016 Secured Loan Facility.
2016 Term Loan
In April 2016, the Company, through the ABL Borrowers, obtained a $750 million senior secured term loan under the Amended Domestic Credit Agreement with a syndicate of lenders, including $146 million (net of original issue discount) from JPP, LLC and JPP II, LLC, entities affiliated with ESL, and $100 million from the Company's domestic pension plan. At January 28, 2017, JPP LLC and JPP II, LLC, and the Company's domestic pension plans held $150 million and $100 million, respectively, of principal amount of the 2016 Term Loan. See Note 3 for additional information regarding the 2016 Term Loan.
Second Lien Term Loan
In September 2016, the Company, through the ABL Borrowers, obtained a $300 million Second Lien Term Loan from the Lenders, entities affiliated with ESL. At January 28, 2017, JPP LLC and JPP II, LLC, entities

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

affiliated with ESL, held $300 million of principal amount of the Second Lien Term Loan. See Note 3 for additional information regarding the Second Lien Term Loan.
Senior Secured Notes
At both January 28, 2017 and January 30, 2016, Mr. Lampert and ESL held an aggregate of approximately $11 million of principal amount of the Company's Senior Secured Notes. Mr. Lampert and ESL tendered approximately $165 million of the Company's Senior Secured Notes in the Offer, which is further discussed in Note 3.
At January 28, 2017 and January 30, 2016, Fairholme held an aggregate of approximately $46 million and $22 million of principal amount of the Company's Senior Secured Notes, respectively. Fairholme tendered approximately $207 million of the Company's Senior Secured Notes in the Tender Offer, which is further discussed in Note 3.
Subsidiary Notes
At both January 28, 2017 and January 30, 2016, Mr. Lampert and ESL held an aggregate of $3 million of principal amount of unsecured notes issued by SRAC (the "Subsidiary Notes").
At both January 28, 2017 and January 30, 2016, Fairholme held an aggregate of $14 million of principal amount of the Subsidiary Notes.
Senior Unsecured Notes and Warrants
At January 28, 2017 and January 30, 2016, respectively, Mr. Lampert and ESL held an aggregate of approximately $188 million and $193 million of principal amount of the Company's Senior Unsecured Notes, and 10,033,472 warrants to purchase shares of Holdings' common stock at both January 28, 2017 and January 30, 2016.
At January 28, 2017 and January 30, 2016, respectively, Fairholme held an aggregate of approximately $357 million and $360 million of principal amount of the Company's Senior Unsecured Notes, and 6,713,725 and 6,839,379 warrants to purchase shares of Holdings' common stock.
Sears Canada
ESL owns approximately 45% of the outstanding common shares of Sears Canada (based on publicly available information as of January 4, 2016). Fairholme owns approximately 20% of the outstanding common shares of Sears Canada (based on publicly available information as of November 29, 2016).
Lands' End
ESL owns approximately 59% of the outstanding common stock of Lands' End (based on publicly available information as of January 5, 2017). Fairholme owns approximately 11% of the outstanding common shares of Lands' End (based on publicly available information as of October 11, 2016). Holdings and certain of its subsidiaries entered into a transition services agreement in connection with the spin-off pursuant to which Lands' End and Holdings agreed to provide, on an interim, transitional basis, various services, including but not limited to, tax services, logistics services, auditing and compliance services, inventory management services, information technology services and continued participation in certain contracts shared with Holdings and its subsidiaries, as well as agreements related to Lands' End Shops at Sears and participation in the Shop Your Way program. The majority of the services under the transition services agreement with Lands' End have expired or been terminated.
Amounts due to or from Lands’ End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands' End on at least a monthly basis. At both January 28, 2017 and January 30, 2016, Holdings reported a net amount payable to Lands' End of $1 million in other current liabilities in the Consolidated Balance Sheets. Amounts related to revenue from retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way program and corporate shared services were $65 million, $69 million and $63 million, respectively, during 2016, 2015 and 2014. The amounts Lands' End earned related to call center services and commissions were $10 million, $10 million and $9 million, respectively, during 2016, 2015 and 2014.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

SHO
ESL owns approximately 57% of the outstanding common stock of SHO (based on publicly available information as of December 1, 2016). Holdings and certain of its subsidiaries engage in transactions with SHO pursuant to various agreements with SHO which, among other things: (1) govern the principal transactions relating to the rights offering and certain aspects of our relationship with SHO following the separation; (2) establish terms under which Holdings and certain of its subsidiaries will provide SHO with services; and (3) establish terms pursuant to which Holdings and certain of its subsidiaries will obtain merchandise for SHO.
These agreements were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of the separation. A summary of the nature of related party transactions involving SHO is as follows:

•
SHO obtains a significant amount of its merchandise from the Company at cost. We have also entered into certain agreements with SHO to provide logistics, handling, warehouse and transportation services. SHO also pays a royalty related to the sale of Kenmore, Craftsman and DieHard products and fees for participation in the Shop Your Way program.

•	SHO receives amounts from the Company for the sale of merchandise made through www.sears.com, extended service agreements, delivery and handling services and credit revenues.

•	The Company provides SHO with shared corporate services. These services include accounting and finance, human resources, information technology and real estate.
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At January 28, 2017 and January 30, 2016, Holdings reported a net amount receivable from SHO of $81 million and $51 million, respectively, within accounts receivable in the Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $1.2 billion, $1.5 billion and $1.6 billion, respectively, during 2016, 2015 and 2014. The net amounts SHO earned related to commissions were $82 million, $91 million and $99 million, respectively, during 2016, 2015 and 2014. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 for further information related to these guarantees.
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
Seritage
ESL owns approximately 7.9% of the total voting power of Seritage, and approximately 43.5% of the limited partnership units of Seritage Growth Properties, L.P. (the “Operating Partnership”), the entity that now owns the properties sold by the Company in the Seritage transaction and through which Seritage conducts its operations (based on publicly available information as of August 14, 2015). Mr. Lampert is also currently the Chairman of the Board of Trustees of Seritage. Fairholme owns approximately 14% of the outstanding Class A common shares of Seritage and 100% of the outstanding Class C non-voting common shares of Seritage (based on publicly available information as of February 16, 2016).
In connection with the Seritage transaction as described in Note 11, Holdings entered into a Master Lease agreement with Seritage. The initial amount of aggregate annual base rent under the Master Lease is $134 million for the REIT properties, with increases of 2% per year beginning in the second lease year. At January 30, 2016, Holdings reported prepaid rent of $9 million in prepaid expenses and other current assets in the Consolidated Balance Sheet. Holdings recorded rent expense of $83 million and $49 million in cost of sales, buying and occupancy for 2016 and 2015, respectively. Rent expense consists of straight-line rent expense of $142 million and $84 million, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $59 million and $35 million for 2016 and 2015, respectively.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

In addition to base rent under the Master Lease, Holdings pays monthly installment expenses for property taxes and insurance at all REIT properties where Holdings is a tenant and installment expenses for common area maintenance, utilities and other operating expenses at REIT properties that are multi-tenant locations where Holdings and other third parties are tenants. The initial amount of aggregate installment expenses under the Master Lease was $70 million, based on estimated installment expenses, and currently is $52 million as a result of reconciling actual installment expenses and recapture activity. Holdings paid $64 million and $40 million for 2016 and 2015, respectively, recorded in cost of sales, buying and occupancy.
At January 28, 2017 and January 30, 2016, Holdings reported an amount receivable from Seritage of $14 million and $7 million, respectively, in accounts receivable in the Consolidated Balance Sheets. Holdings reported an amount payable to Seritage of $11 million in other current liabilities in the Consolidated Balance Sheets at January 28, 2017.
Holdings and Seritage entered into a transition services agreement pursuant to which Holdings will provide certain limited services to Seritage for up to 18 months. The services include specified facilities management, accounting, treasury, tax, information technology, risk management, human resources, and related support services. Under the terms of the transition services agreement, the scope and level of the facilities management services will be substantially consistent with the scope and level of the services provided in connection with the operation of the transferred properties held by Holdings prior to the closing of the Seritage transaction. The majority of the services under the transition services agreement with Seritage have expired or have been terminated. Amounts due from Seritage are generally settled on a net basis. Holdings invoices Seritage on at least a monthly basis. Revenues recognized related to the transition services agreement were not material for 2016 or 2015.
NOTE 16—SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at January 28, 2017 and January 30, 2016 consisted of the following:

millions	January 28, 2017	January 30, 2016
Unearned revenues	$639	$694
Self-insurance reserves	535	567
Other	467	470
Total	$1,641	$1,731

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
Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States and Canada. The merchandise and service categories are as follows:

(i)	Hardlines—consists of home appliances, consumer electronics, lawn & garden, tools & hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women's, men's, kids', footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore;

(iv)	Service—includes repair, installation and automotive service and extended contract revenue; and

(v)	Other—includes revenues earned in connection with our agreements with SHO and Lands' End, as well as credit revenues and licensed business revenues.

	2016
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services:
Hardlines	$2,445	$7,126	$9,571
Apparel and Soft Home	3,044	2,522	5,566
Food and Drug	3,088	11	3,099
Service	9	2,101	2,110
Other	64	1,728	1,792
Total merchandise sales and services	8,650	13,488	22,138
Costs and expenses:
Cost of sales, buying and occupancy	7,093	10,359	17,452
Selling and administrative	2,175	3,934	6,109
Depreciation and amortization	71	304	375
Impairment charges	22	405	427
Gain on sales of assets	(181)	(66)	(247)
Total costs and expenses	9,180	14,936	24,116
Operating loss	$(530)	$(1,448)	$(1,978)
Total assets	$2,134	$7,228	$9,362
Capital expenditures	$43	$99	$142

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	2015
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services:
Hardlines	$2,936	$7,915	$10,851
Apparel and Soft Home	3,434	2,907	6,341
Food and Drug	3,735	9	3,744
Service	13	2,127	2,140
Other	70	2,000	2,070
Total merchandise sales and services	10,188	14,958	25,146
Costs and expenses:
Cost of sales, buying and occupancy	8,042	11,294	19,336
Selling and administrative	2,537	4,320	6,857
Depreciation and amortization	72	350	422
Impairment charges	14	260	274
Gain on sales of assets	(185)	(558)	(743)
Total costs and expenses	10,480	15,666	26,146
Operating loss	$(292)	$(708)	$(1,000)
Total assets	$3,059	$8,278	$11,337
Capital expenditures	$42	$169	$211

	2014
millions	Kmart	Sears Domestic	Sears Canada	Sears Holdings
Merchandise sales and services:
Hardlines	$3,605	$8,903	$1,100	$13,608
Apparel and Soft Home	4,049	3,673	880	8,602
Food and Drug	4,326	12	—	4,338
Service	17	2,318	77	2,412
Other	77	2,130	31	2,238
Total merchandise sales and services	12,074	17,036	2,088	31,198
Costs and expenses:
Cost of sales, buying and occupancy	9,513	12,950	1,586	24,049
Selling and administrative	2,962	4,655	603	8,220
Depreciation and amortization	95	437	49	581
Impairment charges	29	19	15	63
(Gain) loss on sales of assets	(103)	(105)	1	(207)
Total costs and expenses	12,496	17,956	2,254	32,706
Operating loss	$(422)	$(920)	$(166)	$(1,508)
Total assets	$3,142	$10,043	$—	$13,185
Capital expenditures	$45	$193	$32	$270

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 18—LEGAL PROCEEDINGS
We are a defendant in several lawsuits containing class or collective action allegations in which the plaintiffs are current and former hourly and salaried associates who allege violations of various wage and hour laws, rules and regulations pertaining to alleged misclassification of certain of our employees, the failure to pay overtime, and/or the failure to pay for missed meal and rest periods, and other payroll violations. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Further, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We also are a defendant in several putative or certified class action lawsuits in California relating to alleged failure to comply with California laws pertaining to certain operational, marketing, and pricing practices. The California laws alleged to have been violated in each of these lawsuits provide the potential for significant statutory penalties. At this time, the Company is not able to either predict the outcome of these lawsuits or reasonably estimate a potential range of loss with respect to the lawsuits.
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
In May and June of 2015, four shareholder lawsuits were filed in the Delaware Chancery Court, which have since been consolidated into a single action. A consolidated complaint then was filed, naming Holdings, the members of our Board of Directors, ESL Investments, Inc., Seritage, our CEO, and Fairholme, alleging, among other things, breaches of fiduciary duties in connection with the Seritage transaction. Among other forms of relief, the plaintiffs are seeking damages in unspecified amounts. As the plaintiffs are suing derivatively, Holdings is only a nominal defendant in the complaint. The Company believes that the Seritage transaction has provided substantial benefits to Holdings and its shareholders and believes further that the plaintiffs' claims are legally without merit. In October 2016, a settlement in principle was reached with plaintiffs, subject to court approval. Given Holdings was only a nominal defendant in the complaint, Holdings will not be obligated to fund any portion of the settlement, and may receive some portion of any settlement achieved.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 19—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2016
millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$5,394	$5,663	$5,029	$6,052
Cost of sales, buying and occupancy	4,217	4,403	4,067	4,765
Selling and administrative	1,503	1,484	1,543	1,579
Net loss attributable to Holdings' shareholders	(471)	(395)	(748)	(607)
Basic net loss per share attributable to Holdings' shareholders	(4.41)	(3.70)	(6.99)	(5.67)
Diluted net loss per share attributable to Holdings' shareholders	(4.41)	(3.70)	(6.99)	(5.67)

	2015
millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$5,882	$6,211	$5,750	$7,303
Cost of sales, buying and occupancy	4,364	4,776	4,488	5,708
Selling and administrative	1,681	1,694	1,630	1,852
Net income (loss) attributable to Holdings' shareholders	(303)	208	(454)	(580)
Basic net income (loss) per share attributable to Holdings' shareholders	(2.85)	1.95	(4.26)	(5.44)
Diluted net income (loss) per share attributable to Holdings' shareholders	(2.85)	1.84	(4.26)	(5.44)
Per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. In the fourth quarter of 2016 and 2015, we recorded impairment related to the Sears trade name of $381 million and $180 million, respectively. Refer to Note 12 for more information related to our impairment charges. In the second quarter of 2015, we recorded an immediate net gain of $508 million related to the Seritage and JVs transactions. Refer to Note 11 for more information related to our real estate transactions.
NOTE 20—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At January 28, 2017, the principal amount outstanding of the Company’s 6 5/8% senior secured notes due 2018 was $303 million. These notes were issued in 2010 by Sears Holdings Corporation ("Parent"). The Senior Secured Notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the Senior Secured Notes, as well as by Sears Holdings Management Corporation and SRAC (the "guarantor subsidiaries"). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at January 28, 2017 and January 30, 2016, and the Condensed Consolidating Statements of Operations, the Consolidating Statements of Comprehensive Income (Loss) and the Condensed Consolidating Statements of Cash flows for 2016, 2015 and 2014 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
On April 4, 2014, we completed the separation of our Lands' End business through a spin-off transaction. Merchandise sales and services included revenues of approximately $183 million from the Lands' End domestic business in 2014. Net loss attributable to Holdings' shareholders included net income of approximately $2 million from the Lands' End domestic business in 2014. The financial information for the domestic portion of Lands' End business is reflected within the guarantor subsidiaries balances for these periods, while the international portion is reflected within the non-guarantor subsidiaries balances for these periods.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

On October 16, 2014, we de-consolidated Sears Canada pursuant to a rights offering transaction. Merchandise sales and services included revenues of approximately $2.1 billion in 2014. Net loss attributable to Holdings' shareholders included net loss of approximately $137 million in 2014. The financial information for Sears Canada is reflected within the non-guarantor subsidiaries balances for these periods.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

 Condensed Consolidating Balance Sheet
January 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$260	$26	$—	$286
Intercompany receivables	—	—	27,415	(27,415)	—
Accounts receivable	—	441	25		466
Merchandise inventories	—	3,959	—	—	3,959
Prepaid expenses and other current assets	23	692	856	(1,286)	285
Total current assets	23	5,352	28,322	(28,701)	4,996
Total property and equipment, net	—	1,504	736	—	2,240
Goodwill and intangible assets	—	360	1,528	(98)	1,790
Other assets	4	285	931	(884)	336
Investment in subsidiaries	9,110	26,703	—	(35,813)	—
TOTAL ASSETS	$9,137	$34,204	$31,517	$(65,496)	$9,362
Current liabilities
Short-term borrowings	$—	$108	$—	$(108)	$—
Current portion of long-term debt and capitalized lease obligations	—	1,189	—	(599)	590
Merchandise payables	—	1,048	—	—	1,048
Intercompany payables	11,830	15,585	—	(27,415)	—
Other current liabilities	17	2,479	1,219	(672)	3,043
Total current liabilities	11,847	20,409	1,219	(28,794)	4,681
Long-term debt and capitalized lease obligations	1,215	3,160	—	(802)	3,573
Pension and postretirement benefits	—	1,746	4	—	1,750
Deferred gain on sale-leaseback	—	563	—	—	563
Sale-leaseback financing obligation	—	235	—	—	235
Long-term deferred tax liabilities	48	—	724	(29)	743
Other long-term liabilities	—	808	1,038	(205)	1,641
Total Liabilities	13,110	26,921	2,985	(29,830)	13,186
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(3,973)	7,283	28,532	(35,666)	(3,824)
Noncontrolling interest	—	—	—	—	—
Total Equity (Deficit)	(3,973)	7,283	28,532	(35,666)	(3,824)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$9,137	$34,204	$31,517	$(65,496)	$9,362

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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations
For the Year Ended January 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$22,203	$2,796	$(2,861)	$22,138
Cost of sales, buying and occupancy	—	17,928	1,056	(1,532)	17,452
Selling and administrative	6	6,506	926	(1,329)	6,109
Depreciation and amortization	—	303	72	—	375
Impairment charges	—	46	381	—	427
Gain on sales of assets	—	(343)	(2)	98	(247)
Total costs and expenses	6	24,440	2,433	(2,763)	24,116
Operating income (loss)	(6)	(2,237)	363	(98)	(1,978)
Interest expense	(385)	(645)	(13)	639	(404)
Interest and investment income (loss)	20	152	441	(639)	(26)
Other income (loss)	13	—	(217)	217	13
Income (loss) before income taxes	(358)	(2,730)	574	119	(2,395)
Income tax (expense) benefit	28	529	(383)	—	174
Equity (deficit) in earnings in subsidiaries	(2,010)	5	—	2,005	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(2,340)	$(2,196)	$191	$2,124	$(2,221)

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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended January 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(2,340)	$(2,196)	$191	$2,124	$(2,221)
Other comprehensive income:
Pension and postretirement adjustments, net of tax	—	366	—	—	366
Unrealized net gain, net of tax	—	—	122	(122)	—
Dissolution of noncontrolling interest	—	—	(7)	—	(7)
Total other comprehensive income	—	366	115	(122)	359
Comprehensive income (loss)	(2,340)	(1,830)	306	2,002	(1,862)
Comprehensive loss attributable to noncontrolling interest	—	—	—	7	7
Comprehensive income (loss) attributable to Holdings' shareholders	$(2,340)	$(1,830)	$306	$2,009	$(1,855)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended January 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,128)	$(1,385)	$587	$798	$(1,128)
Other comprehensive income (loss):
Pension and postretirement adjustments, net of tax	—	113	—	—	113
Currency translation adjustments, net of tax	—	—	(1)	—	(1)
Unrealized net loss, net of tax	—	(3)	(65)	68	—
Total other comprehensive income (loss)	—	110	(66)	68	112
Comprehensive income (loss)	(1,128)	(1,275)	521	866	(1,016)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(1)	(1)
Comprehensive income (loss) attributable to Holdings' shareholders	$(1,128)	$(1,275)	$521	$865	$(1,017)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended January 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,810)	$(2,250)	$480	$1,770	$(1,810)
Other comprehensive income (loss):
Pension and postretirement adjustments, net of tax	—	(1,050)	10	—	(1,040)
Deferred gain on derivatives, net of tax	(2)	—	—	—	(2)
Currency translation adjustments, net of tax	5	—	(2)	—	3
Sears Canada de-consolidation	54	10	(250)		(186)
Unrealized net gain, net of tax	—	2	222	(224)	—
Total other comprehensive income (loss)	57	(1,038)	(20)	(224)	(1,225)
Comprehensive income (loss)	(1,753)	(3,288)	460	1,546	(3,035)
Comprehensive loss attributable to noncontrolling interest	—	—	—	438	438
Comprehensive income (loss) attributable to Holdings' shareholders	$(1,753)	$(3,288)	$460	$1,984	$(2,597)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended January 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$244	$(2,137)	$820	$(308)	$(1,381)
Proceeds from sales of property and investments	—	273	113	—	386
Purchases of property and equipment	—	(133)	(9)	—	(142)
Net investing with Affiliates	(239)	—	(627)	866	—
Net cash provided by (used in) investing activities	(239)	140	(523)	866	244
Proceeds from debt issuances	—	2,028	—	—	2,028
Repayments of long-term debt	—	(65)	(1)	—	(66)
Decrease in short-term borrowings, primarily 90 days or less	—	(797)	—	—	(797)
Proceeds from sale-leaseback financing	—	71	—	—	71
Debt issuance costs	(5)	(46)	—	—	(51)
Intercompany dividend	—	—	(308)	308	—
Net borrowing with Affiliates	—	866	—	(866)	—
Net cash provided by (used in) financing activities	(5)	2,057	(309)	(558)	1,185
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	60	(12)	—	48
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	200	38	—	238
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$260	$26	$—	$286

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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended January 31, 2015

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$386	$(2,229)	$897	$(441)	$(1,387)
Proceeds from sales of property and investments	—	358	66	—	424
Purchases of property and equipment	—	(229)	(41)	—	(270)
Sears Canada de-consolidation	—	—	(207)	—	(207)
Proceeds from Sears Canada rights offering	380	—	—	—	380
Net investing with Affiliates	(1,391)	—	(720)	2,111	—
Net cash provided by (used in) investing activities	(1,011)	129	(902)	2,111	327
Proceeds from debt issuances	625	400	—	—	1,025
Repayments of long-term debt	—	(69)	(11)	—	(80)
Decrease in short-term borrowings, primarily 90 days or less	—	(1,117)	—	—	(1,117)
Lands' End pre-separation funding	—	515	—	—	515
Separation of Lands' End, Inc.	—	(31)	—		(31)
Debt issuance costs	—	(27)	—	—	(27)
Intercompany dividend	—	—	(441)	441	—
Net borrowing with Affiliates	—	2,111	—	(2,111)	—
Net cash provided by (used in) financing activities	625	1,782	(452)	(1,670)	285
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(318)	(460)	—	(778)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	537	491	—	1,028
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$219	$31	$—	$250

Sears Holdings Corporation
Schedule II-Valuation and Qualifying Accounts
Years 2016, 2015 and 2014

millions	Balance at beginning of period	Additions charged to costs and expenses	(Deductions)	Balance at end of period

Allowance for Doubtful Accounts(1):
2016	$34	$9	$(6)	$37
2015	25	10	(1)	34
2014	32	2	(9)	25

Allowance for Deferred Tax Assets(2):
2016	4,757	1,000	(238)	5,519
2015	4,478	603	(324)	4,757
2014	3,366	1,392	(280)	4,478
__________________

(1)	Charges to the account are for the purposes for which the reserves were created.

(2)
The valuation allowance increased primarily due to federal and state net operating losses incurred in 2016 and decreased primarily due to pension liability and other federal and state deferred tax assets.

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
Management assessed the effectiveness of the Company's internal control over financial reporting at January 28, 2017. In making its assessment, management used the criteria set forth in the Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The assessment included the documentation and understanding of the Company's internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.
Based on this evaluation, management concluded that, at January 28, 2017, the Company's internal control over financial reporting is effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles.
Deloitte & Touche LLP, independent registered public accounting firm, has reported on the effectiveness of the Company's internal control over financial reporting at January 28, 2017, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sears Holdings Corporation
Hoffman Estates, Illinois

We have audited the accompanying consolidated balance sheets of Sears Holdings Corporation and subsidiaries (the "Company") as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for each of the three fiscal years in the period ended January 28, 2017. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company's internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sears Holdings Corporation and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
March 21, 2017

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
Management's annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 with respect to members of our Board of Directors and our Audit Committee will be included under the headings "Election of Directors," "Election of Directors - Committees of the Board of Directors," and "Corporate Governance - Director Independence" of our definitive proxy statement for our annual meeting of stockholders to be held on May 10, 2017 (the "2017 Proxy Statement") and is incorporated herein by reference. Information required by this Item 10 with respect to Section 16(a) beneficial ownership reporting compliance will be included under the heading "Other Information - Section 16(a) Beneficial Ownership Reporting Compliance" of the 2017 Proxy Statement and is incorporated herein by reference.
The information required by this Item 10 regarding the Company's executive officers is set forth under the heading Executive Officers of the Registrant in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.
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
Information regarding executive and director compensation will be included under the headings "Executive Compensation," "Compensation of Directors," and "Compensation Committee Report" of the 2017 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management will be included under the heading "Amount and Nature of Beneficial Ownership" of the 2017 Proxy Statement and is incorporated herein by reference.

See also Equity Compensation Plan Information in Item 5 of this Report for a discussion of securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be included under the headings "Certain Relationships and Transactions," "Review and Approval of Transactions with Related Persons" and "Corporate Governance" of the 2017 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information regarding principal accountant fees and services will be included under the heading "Independent Registered Public Accounting Firm Fees" of the 2017 Proxy Statement and is incorporated herein by reference.

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

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARS HOLDINGS CORPORATION

By:	/S/ ROBERT A. RIECKER
Name:	Robert A. Riecker
Title:	Controller and Head of Capital Market Activities
Date: March 21, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

/S/ EDWARD S. LAMPERT	Director, Chairman of the Board of Directors, and Chief Executive Officer (principal executive officer)	March 21, 2017
Edward S. Lampert

/S/ JASON M. HOLLAR	Chief Financial Officer (principal financial officer)	March 21, 2017
Jason M. Hollar

/S/ ROBERT A. RIECKER	Controller and Head of Capital Market Activities (principal accounting officer)	March 21, 2017
Robert A. Riecker

/S/ CESAR L. ALVAREZ	Director	March 21, 2017
Cesar L. Alvarez

/S/ BRUCE R. BERKOWITZ	Director	March 21, 2017
Bruce R. Berkowitz

/S/ PAUL G. DEPODESTA	Director	March 21, 2017
Paul G. DePodesta

/S/ KUNAL S. KAMLANI	Director	March 21, 2017
Kunal S. Kamlani

/S/ WILLIAM C. KUNKLER, III	Director	March 21, 2017
William C. Kunkler, III

/S/ ANN N. REESE	Director	March 21, 2017
Ann N. Reese

/S/ THOMAS J. TISCH	Director	March 21, 2017
Thomas J. Tisch

EXHIBIT INDEX

2.1
Purchase and Sale Agreement, dated as of January 5, 2017, by and between Sears Holdings Corporation and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated January 5, 2017, filed on January 10, 2017 (File No. 001-36693)).

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

4.5
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

4.8
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

4.10
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

10.4
Third Amended and Restated Credit Agreement, dated as of July 21, 2015, between Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, the lenders party thereto, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2015 (File No. 001-36693)) (1)

10.5
First Amendment to Third Amended and Restated Credit Agreement, dated April 8, 2016, by and among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated April 8, 2016, filed on April 12, 2016 (File No. 001-36693)).

*10.6
Second Amendment to Third Amended and Restated Credit Agreement, dated February 10, 2017, by and among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the lenders party thereto and Bank of America, N.A., as agent.

10.7
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

10.8
Third Amended and Restated Guarantee and Collateral Agreement, dated as of July 21, 2015, among Sears Holdings Corporation, Sears, Roebuck and Co., Sears Roebuck Acceptance Corp., Kmart Holding Corporation, Kmart Corporation and certain of their respective subsidiaries, as Grantors, and Bank of America, N.A., Wells Fargo Bank, National Association and General Electric Capital Corporation, as Co-Collateral Agents (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2015 (File No. 001-36693)).

10.9
Loan Agreement, dated as of September 15, 2014, by and between Sears, Roebuck and Co., Sears Development Co., Kmart Corporation, JPP II, LLC and JPP, LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2014 (File No. 001-36693)).

10.10
Guaranty, dated as of September 15, 2014, by and between Sears Holdings Corporation, JPP II, LLC and JPP, LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2014 (File No. 001-36693)).

10.11
Amendment to Loan Agreement, dated as of February 25, 2015, by and between JPP II, LLC, JPP, LLC, Sears Roebuck and Co., Sears Development Co. and Kmart Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 26, 2015, filed on February 26, 2015 (File No. 001-36693)).

10.12
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

10.13
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

10.18
Amendment to the Performance Measures under the Amended and Restated Sears Holdings Corporation Umbrella Incentive Program (incorporated by reference to Appendix B to Registrant's Proxy Statement dated March 28, 2013 (File No. 000-51217)).**

10.19
Form of Sears Holdings Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011(File No. 000-51217)).**

10.20
Form of Sears Holdings Corporation Restricted Stock Award Agreement: Terms and Conditions (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 000-51217)).**

10.21
Form of Sears Holdings Corporation Restricted Stock Unit Award Agreement: Terms and Conditions (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 000-51217)).**

10.22
Form of Cash Right - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (File No. 000-51217)).**

10.23
Form of Cash Award - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated September 28, 2012, filed on September 28, 2012 (File No. 000-51217)).**

10.24
Form of Cash Award - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated November 30, 2012, filed on November 30, 2012 (File No. 000-51217)).**

10.25
Sears Holdings Corporation Long-Term Incentive Program, effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (File No. 000-51217)).**

10.26
Sears Holdings Corporation Cash Long-Term Incentive Plan (Amended and Restated Effective April 10, 2015) (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015 (File No. 001-36693)).**

10.27
Sears Holdings Corporation Annual Incentive Plan (Amended and Restated Effective April 10, 2015) (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015 (File No. 001-36693)).**

10.28
2015 Additional Definitions under Sears Holdings Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015 (File No. 001-36693)).**

10.29
2013 Additional Definitions under Sears Holdings Corporation Long-Term Incentive Program (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K, dated February 12, 2013, filed on February 19, 2013 (File No. 000-51217)).**

10.30
2014 Additional Definitions under Sears Holdings Corporation Long-Term Incentive Program (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014 (File No. 000-51217)).**

10.31
2015 Additional Definitions under Sears Holdings Corporation Long-Term Incentive Program (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015 (File No. 001-36693)).**

10.32	Form of LTIP Award Agreement (incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (File No. 001-36693).**

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

10.37	Form of Cash Right - Addendum to Restricted Stock Award(s) and Restricted Stock Unit Awards (Seritage Make-Whole).**

10.38	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 000-51217)).**

10.39
Form of letter from Registrant to Edward S. Lampert relating to employment dated March 18, 2013 (incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (File No. 000-51217)).**

10.40
Addendum, dated as of April 21, 2014, to letter from Registrant to Edward S. Lampert relating to employment dated March 18, 2013 (Lands’ End Make-Whole) (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014 (File No. 000-51217)).**

10.41
Letter Agreement, dated January 28, 2016, by and between the Company and Edward S. Lampert (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 28, 2016, filed on February 3, 2016 (File No. 001-36693)).**

10.42
Letter from Registrant to Jeffrey A. Balagna relating to employment dated April 26, 2013 (incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 000-51217)).**

10.43
Letter from Registrant to Girish Lakshman relating to employment dated June 11, 2015 (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 001-36693)).**

10.44
Letter from Registrant to Leena Munjal relating to employment dated June 2, 2011, as supplemented October 17, 2012 and May 5, 2015 (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 001-36693)).**

*10.45	Letter from Registrant to Sean Skelley relating to employment dated September 24, 2015.**

*10.46	Letter from Registrant to Stephan Zoll relating to employment dated March 23, 2016.**

*10.47	Executive Severance Agreement, dated March 24, 2016, by and between the Company and Stephan Zoll.**

10.48
Letter from Registrant to Jason M. Hollar relating to employment dated as of September 18, 2014 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2016 (File No. 001-36693)).**

10.49
Letter from Registrant to Jason M. Hollar relating to employment dated as of October 13, 2016 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 13, 2016, filed on October 14, 2016 (File No. 001-36693)).**

10.50
Letter from Registrant to Robert A. Schriesheim relating to employment dated August 15, 2011 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011(File No. 000-51217)).**

10.51
Executive Severance Agreement, dated and effective as of August 16, 2011, between Sears Holdings Corporation and its affiliates and subsidiaries and Robert A. Schriesheim (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011(File No. 000-51217)).**(1)

10.52
Master Lease by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Kmart Operations, LLC, and Sears Operations, LLC, dated as of July 7, 2015 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated July 7, 2015, filed on July 13, 2015 (File No. 001-36693)).

10.53
Pension Plan Protection and Forbearance Agreement, dated as of March 18, 2016, by and between Sears Holdings Corporation, certain of its subsidiaries and Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 18, 2016, filed on March 24, 2016).

10.54
Consent, Waiver and Amendment, dated as of March 8, 2017, by and between Sears Holdings Corporation, certain of its subsidiaries and Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated March 8, 2017, filed March 9, 2017 (File No. 001-36693)).

10.55
Loan Agreement, dated April 8, 2016, by and among JPP, LLC, JPP II, LLC, Cascade Investment, L.L.C., Sears, Roebuck and Co., Sears Development Co., Innovel Solutions, Inc., Big Beaver of Florida Development, LLC and Kmart Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 8, 2016, filed on April 12, 2016 (File No. 001-36693)).

10.56
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

10.57
Letter of Credit and Reimbursement Agreement, dated as of December 28, 2016, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the financial institutions party thereto from time to time as L/C Lenders, and Citibank, N.A., as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated December 28, 2016, filed on December 30, 2016 (File No. 001-36693)).

10.58
Loan Agreement, dated as of January 3, 2017, among Sears Roebuck and Co., Kmart Stores of Illinois LLC, Kmart of Washington LLC and Kmart Corporation, collectively as borrower, and JPP, LLC and JPP II, LLC, collectively as initial lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 3, 2017, filed on January 4, 2017 (File No. 001-36693)).

*10.59
Omnibus Amendment to Loan Documents and Request for Advance to Loan Agreement, dated as of January 3, 2017 among Sears Roebuck and Co., Kmart Stores of Illinois LLC, Kmart of Washington LLC and Kmart Corporation, collectively as borrower, and JPP, LLC and JPP II, LLC, collectively as initial lender.

*10.60
First Amendment dated March 2, 2017, to Letter of Credit and Reimbursement Agreement, dated as of December 28, 2016, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the financial institutions party thereto from time to time as L/C Lenders, and Citibank, N.A., as Administrative Agent and Issuing Bank.

10.61
Acquired IP License Agreement, dated as of March 8, 2017, by and between Sears Holdings Corporation and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 8, 2017, filed March 9, 2017 (File No. 001-36693)).

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

101
The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 28, 2017, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (ii) the Consolidated Statements of Comprehensive Loss for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (iii) the Consolidated Balance Sheets at January 28, 2017 and January 30, 2016; (iv) the Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (v) the Consolidated Statements of Equity (Deficit) for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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