Form 10-Q
period 2017-04-29
SEARS HOLDINGS CORP
filed 2017-05-25
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217, 001-36693
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
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
Yes    ☒          No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐  Accelerated filer    ☒   Non-accelerated filer (Do not check if a smaller reporting company)   ☐   Smaller reporting company    ☐ Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐            No    ☒
As of May 19, 2017, the registrant had 107,265,571 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended April 29, 2017 and April 30, 2016

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended
millions, except per share data	April 29, 2017	April 30, 2016
REVENUES
Merchandise sales and services(1)(2)	$4,301	$5,394
COSTS AND EXPENSES
Cost of sales, buying and occupancy(1)(3)	3,371	4,217
Selling and administrative	1,267	1,503
Depreciation and amortization	87	95
Impairment charges	15	8
Gain on sales of assets	(741)	(61)
Total costs and expenses	3,999	5,762
Operating income (loss)	302	(368)
Interest expense	(128)	(85)
Interest and investment loss	(2)	(4)
Other income	—	1
Income (loss) before income taxes	172	(456)
Income tax benefit (expense)	72	(15)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$244	$(471)
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic earnings (loss) per share	$2.28	$(4.41)
Diluted earnings (loss) per share	$2.28	$(4.41)
Basic weighted average common shares outstanding	107.2	106.8
Diluted weighted average common shares outstanding	107.2	106.8

(1)
Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $254 million and $293 million for the 13 weeks ended April 29, 2017 and April 30, 2016, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

(2) Includes revenue from Lands' End, Inc. ("Lands' End") for retail services and rent for Lands' End Shops at owned Sears locations, participation in the Shop Your Way® program and corporate shared services of $12 million and $11 million for the 13 weeks ended April 29, 2017 and April 30, 2016, respectively.
(3) Includes rent expense (consisting of straight-line rent expense offset by amortization of a deferred gain on sale-leaseback) of $19 million and $21 million for the 13 weeks ended April 29, 2017 and April 30, 2016, respectively, pursuant to the master lease with Seritage Growth Properties ("Seritage"). Also includes installment expenses of $12 million and $17 million for the 13 weeks ended April 29, 2017 and April 30, 2016, respectively.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
 (Unaudited)

	13 Weeks Ended
millions	April 29, 2017	April 30, 2016
Net income (loss)	$244	$(471)
Other comprehensive income
Pension and postretirement adjustments, net of tax	50	64
Currency translation adjustments, net of tax	1	—
Total other comprehensive income	51	64
Comprehensive income (loss) attributable to Holdings' shareholders	$295	$(407)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

millions	April 29, 2017	April 30, 2016	January 28, 2017
ASSETS
Current assets
Cash and cash equivalents	$236	$286	$286
Restricted cash	28	—	—
Accounts receivable(1)	479	437	466
Merchandise inventories	3,884	5,028	3,959
Prepaid expenses and other current assets(2)	311	369	285
Total current assets	4,938	6,120	4,996
Property and equipment (net of accumulated depreciation and amortization of $2,803, $2,999 and $2,841)	2,130	2,520	2,240
Goodwill	269	269	269
Trade names and other intangible assets	1,251	1,907	1,521
Other assets	483	359	336
TOTAL ASSETS	$9,071	$11,175	$9,362
LIABILITIES
Current liabilities
Short-term borrowings(3)	$551	$380	$—
Current portion of long-term debt and capitalized lease obligations(4)	584	66	590
Merchandise payables	961	1,337	1,048
Other current liabilities(5)	1,697	1,737	1,956
Unearned revenues	725	773	748
Other taxes	293	301	339
Total current liabilities	4,811	4,594	4,681
Long-term debt and capitalized lease obligations(6)	3,146	3,312	3,573
Pension and postretirement benefits	1,677	2,137	1,750
Deferred gain on sale-leaseback	504	718	563
Sale-leaseback financing obligation	183	164	235
Other long-term liabilities	1,630	1,718	1,641
Long-term deferred tax liabilities	647	892	743
Total Liabilities	12,598	13,535	13,186
Commitments and contingencies
DEFICIT
Total Deficit	(3,527)	(2,360)	(3,824)
TOTAL LIABILITIES AND DEFICIT	$9,071	$11,175	$9,362

(1)
Includes $36 million, $103 million and $81 million at April 29, 2017, April 30, 2016 and January 28, 2017, respectively, of net amounts receivable from SHO and $3 million, $19 million and $14 million of amounts receivable from Seritage at April 29, 2017, April 30, 2016 and January 28, 2017, respectively.

(2) Includes $8 million and $9 million prepaid rent to Seritage at April 29, 2017 and April 30, 2016, respectively.
(3) Includes balances held by related parties of $15 million and $125 million at April 29, 2017 and April 30, 2016, respectively, related to our commercial paper.
(4) Includes balances held by related parties of $216 million at both April 29, 2017 and January 28, 2017, related to our 2016 Secured Loan Facility.
(5) Includes $1 million, $2 million and $1 million of net amounts payable to Lands' End at April 29, 2017, April 30, 2016 and January 28, 2017, respectively, and $11 million of amounts payable to Seritage at January 28, 2017.

(6)
Includes balances held by related parties of $1.6 billion, $1 billion and $1.7 billion at April 29, 2017, April 30, 2016 and January 28, 2017, respectively, related to our Senior Secured Notes, Subsidiary Notes, Senior Unsecured Notes, Second Lien Term Loan, 2016 Term Loan and 2017 Secured Loan Facility. The balance at April 30, 2016 also includes our 2016 Secured Loan Facility. See Note 11 for further information.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
millions	April 29, 2017	April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$244	$(471)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred tax valuation allowance	(278)	—
Depreciation and amortization	87	95
Impairment charges	15	8
Gain on sales of assets	(741)	(61)
Pension and postretirement plan contributions	(68)	(76)
Mark-to-market adjustments of financial instruments	5	1
Amortization of deferred gain on sale-leaseback	(21)	(22)
Amortization of debt issuance costs and accretion of debt discount	32	17
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	182	(1)
Merchandise inventories	58	144
Merchandise payables	(87)	(237)
Income and other taxes	(36)	24
Other operating assets	4	(10)
Other operating liabilities	(276)	(133)
Net cash used in operating activities	(880)	(722)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	193	38
Proceeds from Craftsman Sale	572	—
Purchases of property and equipment	(22)	(40)
Net cash provided by (used in) investing activities	743	(2)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances(1)	—	1,228
Repayments of debt(2)	(430)	(18)
Increase (decrease) in short-term borrowings, primarily 90 days or less	551	(417)
Debt issuance costs	(6)	(21)
Net cash provided by financing activities	115	772

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(22)	48
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	286	238
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$264	$286

Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$15	$9
Cash interest paid(3)	99	58
Unpaid liability to acquire equipment and software	8	11
Receivable from Craftsman Sale	235	—
(1) Proceeds in 2016 include $496 million from related parties in connection with the 2016 Term Loan and 2016 Secured Loan Facility. See Notes 2 and 11 for further information.
(2) Repayments in 2017 include $60 million to related parties in connection with the 2016 Term Loan. See Notes 2 and 11 for further information.
(3) Cash interest paid includes $34 million and $9 million interest paid to related parties related to our borrowings during the 13 weeks ended April 29, 2017 and April 30, 2016, respectively. See Notes 2 and 11 for further information.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Deficit
(Unaudited)

	Deficit Attributable to Holdings' Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 30, 2016	107	$1	$(5,928)	$9,173	$(3,291)	$(1,918)	$7	$(1,956)
Comprehensive loss
Net loss	—	—	—	—	(471)	—	—	(471)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	64	—	64
Total Comprehensive Loss								(407)
Stock awards	—	—	7	(6)	—	—	—	1
Associate stock purchase	—	—	2		—	—	—	2
Balance at April 30, 2016	107	$1	$(5,919)	$9,167	$(3,762)	$(1,854)	$7	$(2,360)
Balance at January 28, 2017	107	$1	$(5,891)	$9,130	$(5,512)	$(1,552)	$—	$(3,824)
Comprehensive income
Net income	—	—	—	—	244	—		244
Pension and postretirement adjustments, net of tax	—	—	—	—	—	50	—	50
Currency translation adjustments, net of tax	—	—	—	—	—	1	—	1
Total Comprehensive Income								295
Stock awards	—	—	15	(14)	—	—	—	1
Associate stock purchase	—	—	1		—	—	—	1
Balance at April 29, 2017	107	$1	$(5,875)	$9,116	$(5,268)	$(1,501)	$—	$(3,527)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 1,275 full-line and specialty retail stores in the United States, operating through Kmart and Sears. We operate under two reportable segments: Kmart and Sears Domestic.
These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The retail business is seasonal in nature, and we generate a high proportion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. These interim financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
Pension Benefit Guaranty Corporation Agreement
On March 18, 2016, we entered into a five-year pension plan protection and forbearance agreement (the "PPPFA") with the Pension Benefit Guaranty Corporation ("PBGC"), pursuant to which the Company has agreed to continue to protect, or "ring-fence," pursuant to customary covenants, the assets of certain special purpose subsidiaries (the "Relevant Subsidiaries") holding real estate and/or intellectual property assets. Also under the agreement, the Relevant Subsidiaries granted the PBGC a springing lien on the ring-fenced assets, which lien will be triggered only by (a) failure to make required contributions to the Company's pension plans (the "Plans"), (b) prohibited transfers of ownership interests in the Relevant Subsidiaries, (c) termination events with respect to the Plans, or (d) bankruptcy events with respect to the Company or certain of its material subsidiaries. Under the agreement, the PBGC has agreed to forbear from initiating an involuntary termination of the Plans, except upon the occurrence of specified conditions, one of which is based on the aggregate market value of the Company’s issued and outstanding stock. As of the date of this report, the Company's stock price is such that the PBGC would be permitted to cease forbearance. The PBGC has been given notice in accordance with the terms of the PPPFA and has not communicated any intention to cease its forbearance.
Craftsman Brand Sale
On January 5, 2017, Holdings announced that it had entered into a definitive agreement under which Stanley Black & Decker would purchase the Craftsman brand from Holdings (the "Craftsman Sale"). On March 8, 2017, the Company closed its sale of the Craftsman brand to Stanley Black & Decker. The transaction provides Stanley Black & Decker with the right to develop, manufacture and sell Craftsman-branded products outside of Holdings and Sears Hometown & Outlet Stores, Inc. distribution channels. As part of the agreement, Holdings is permitted to continue to offer Craftsman-branded products, sourced from existing suppliers, through its current retail channels via a perpetual license from Stanley Black & Decker, which will be royalty-free for the first 15 years after closing and royalty-bearing thereafter.
The Company received an initial upfront payment of $525 million, subject to closing costs and an adjustment for working capital changes, at closing. In addition, Stanley Black & Decker will pay a further $250 million in cash in three years and Holdings will receive payments of between 2.5% and 3.5% on new Stanley Black & Decker sales of Craftsman products for the 15 years following the closing. In connection with the Craftsman Sale, we recognized a gain in our Kmart segment of $492 million within gain on sales of assets in the Condensed Consolidated Statements of Operations for the 13 weeks ended April 29, 2017, and established a receivable of $234 million for the net present value of the consideration due in three years. The carrying amount of the receivable, net of the remaining discount, was $235 million at April 29, 2017.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

In connection with the closing of the Craftsman Sale, Holdings reached an agreement with the PBGC pursuant to which the PBGC consented to the sale of the Craftsman-related assets that had been "ring-fenced" under the PPPFA and certain related transactions. As a condition to obtaining this consent, the Company agreed to grant the PBGC a lien on, and subsequently contribute to the Company's pension plans, the value of the $250 million cash payment payable to the Company on the third anniversary of the Craftsman closing with the value of such payment being fully credited against certain of the Company's minimum pension funding obligations in 2017, 2018 and 2019. As such, approximately one third of the receivable is included within accounts receivable and the balance is included within other assets in the Condensed Consolidated Balance Sheet at April 29, 2017.
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
Cash and Cash Equivalents and Restricted Cash
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. The Company classifies cash balances that are legally restricted pursuant to contractual arrangements as restricted cash. At April 29, 2017, restricted cash consisted of proceeds received for the sale of a store that served as collateral for the 2016 Secured Loan Facility. See Notes 2 and 3 for further information.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows as of April 29, 2017, April 30, 2016 and January 28, 2017.

millions	April 29, 2017	April 30, 2016	January 28, 2017
Cash and equivalents	$136	$167	$196
Cash posted as collateral	3	3	3
Credit card deposits in transit	97	116	87
Total cash and cash equivalents	236	286	286
Restricted cash	28	—	—
Total cash balances	$264	$286	$286
Depreciation Expense
Depreciation expense included within depreciation and amortization reported in the Condensed Consolidated Statements of Operations was $86 million and $94 million for the 13 week periods ended April 29, 2017 and April 30, 2016, respectively.
Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayments and pension plan contributions. The Company has taken a number of actions to continue to support its operations and meet its obligations in light of the incurred losses and negative cash flows experienced over the past several years.
During 2016, the Company completed various financing transactions, including the closing of the $750 million Senior Secured Term Loan under its domestic credit facility (the "2016 Term Loan") maturing in July 2020, which generated net proceeds of approximately $722 million, the completion of a $500 million real estate loan facility in April 2016 (the "2016 Secured Loan Facility") maturing in July 2017 which generated net proceeds of approximately $485 million, the completion of an additional $500 million real estate loan facility in January 2017 (the "2017 Secured Loan Facility") maturing in July 2020 which generated net proceeds of approximately $486 million, and also entering into a $300 million Second Lien Credit Agreement in September 2016 (the "Second Lien

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Term Loan") maturing in 2020 which generated net proceeds of approximately $291 million. Additionally, the Company generated nearly $460 million in cash proceeds from the sale of real estate and other asset sales.
Other recent actions announced during the fourth quarter of 2016 included a new Letter of Credit and Reimbursement Agreement (the "LC Facility Agreement") providing for up to a $500 million (of which $200 million was committed at April 29, 2017) secured standby letter of credit facility (the "LC Facility") from certain affiliates of ESL Investments, Inc., and the establishment of a Special Committee of the Board of Directors to market certain real estate properties targeting at least $1.0 billion of asset sales. The specific assets involved, the timing and the overall amount will depend on a variety of factors, including market conditions, interest in specific assets, valuations of those assets and our underlying operating performance. A portion of the cash proceeds generated from these asset sales will be utilized to repay amounts outstanding under both the 2016 Secured Loan Facility and 2017 Secured Loan Facility.
During fiscal year 2017, we have continued to take actions to improve our liquidity. The marketing process for real estate under the Special Committee is actively proceeding. To date we have received cash proceeds of $28 million since the initiation of the marketing process under the Special Committee and an additional $133 million in the normal course of business.
Additionally, in February 2017, the Company entered into an amendment to our existing domestic credit facility. The amendment reduced the aggregate revolver commitments from $1.971 billion to $1.5 billion, but also implemented other modifications to covenants and reserves against the domestic credit facility borrowing base that improved net liquidity. The amended credit facility is smaller in size, reflecting the Company's reduced needs consistent with lower inventory levels associated with our transforming business model, which has fewer physical stores and a greater online presence. The amendment also provides additional flexibility in the form of a $250 million increase in the general debt basket from $750 million to $1.0 billion with $485 million available to borrow at April 29, 2017 after giving consideration to existing outstanding borrowings. Our domestic credit facility permits us up to $500 million of FILO loan capacity under the credit agreement and up to $2.0 billion of second lien loan capacity (of which $604 million is currently utilized) outside the credit agreement, all depending on the applicable and available borrowing base as defined in our applicable debt agreements, as well as our ability to secure commitments from lenders. We also have the ability to obtain longer-term secured financing maturing outside of the domestic credit facility maturity date which would not be subject to borrowing base limitations (see Note 2 of Notes to Condensed Consolidated Financial Statements). Other options available to us include refinancing existing debt, securitizing assets and additional real estate loans, which we have successfully executed in the past. Further, in 2017, the Company issued commercial paper to meet short-term liquidity needs, with the maximum amount outstanding during this time of $100 million, and $15 million outstanding at April 29, 2017.
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
In April 2017, the Company provided an update to our restructuring program, including increasing our annualized cost savings target to $1.25 billion. The initiatives being taken to realize our cost savings target include: the closure of under-performing stores, including the previously announced closure of 150 non-profitable stores, comprised of 108 Kmart and 42 Sears locations, which has been completed; the closure of 92 under-performing pharmacy operations in certain Kmart stores and the closure of 50 Sears Auto Center locations; simplification of the organizational structure of Sears Holdings through consolidation of the leadership of retail operations for Sears and Kmart and elimination of certain senior management roles; and a comprehensive review of the Company's value chain to identify broader opportunities for competitively priced products and drive operational efficiencies.
In May 2017, Sears Holdings reached agreement to extend the maturity of $400 million of our $500 million 2016 Secured Loan Facility maturing in July 2017 to January 2018. Additionally, the Company has options to further extend the loan until July 2018.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

We acknowledge that we continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported a loss in the first quarter of 2017, when excluding significant items noted in our Adjusted Earnings Per Share tables, and were required to fund cash used in operating activities with cash from investing and financing activities. We expect that the actions outlined above will further enhance our liquidity and financial flexibility. In addition, as previously discussed, we expect to generate additional liquidity through the monetization of our real estate, additional debt financing actions, and potential asset securitizations. We expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs.
We also continue to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of our Home Services and Sears Auto Centers businesses, as well as our Kenmore and DieHard brands through partnerships or other means of externalization that could expand distribution of our brands and service offerings to realize significant growth. We expect to continue to right-size, redeploy and highlight the value of our assets, including monetizing our real estate portfolio and exploring potential asset securitizations, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company.
We believe that the actions discussed above are probable of occurring and mitigate the liquidity risk raised by our historical operating results and satisfy our estimated liquidity needs during the next 12 months from the issuance of the financial statements. The PPPFA contains certain limitations on our ability to sell assets, which could impact our ability to complete asset sale transactions or our ability to use proceeds from those transactions to fund our operations. Therefore, the planned actions take into account the applicable restrictions under the PPPFA.
If we continue to experience operating losses, and we are not able to generate additional liquidity through the actions described above or through some combination of other actions, while not expected, then our liquidity needs may exceed availability under our amended Domestic Credit Agreement and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Moreover, if the borrowing base (as calculated pursuant to our outstanding second lien debt) falls below the principal amount of such second lien debt plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for such debt on the last day of any two consecutive quarters, it could trigger an obligation to repurchase or repay second lien debt in an amount equal to such deficiency.
Sears Canada
At each of April 29, 2017, April 30, 2016 and January 28, 2017, the Company was the beneficial holder of approximately 12 million, or 12%, of the common shares of Sears Canada. Our equity method investment in Sears Canada was $12 million, $46 million and $17 million at April 29, 2017, April 30, 2016 and January 28, 2017, respectively, and is included within other assets in the Condensed Consolidated Balance Sheets. The fair value of our equity method investment in Sears Canada was determined based on quoted market prices for its common stock. Our equity method investment in Sears Canada is valued using Level 1 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 2—BORROWINGS
Total borrowings were as follows:

millions	April 29, 2017	April 30, 2016	January 28, 2017
Short-term borrowings:
Unsecured commercial paper	$15	$136	$—
Secured borrowings	536	244	—
Long-term debt, including current portion:
Notes and debentures outstanding	3,625	3,198	4,018
Capitalized lease obligations	105	180	145
Total borrowings	$4,281	$3,758	$4,163
The fair value of long-term debt, excluding capitalized lease obligations, was $3.6 billion at April 29, 2017, $3.2 billion at April 30, 2016 and $4.0 billion at January 28, 2017. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At April 29, 2017 and April 30, 2016, we had outstanding commercial paper borrowings of $15 million and $137 million, respectively, while at January 28, 2017, we had no commercial paper borrowings outstanding. The carrying value of commercial paper, net of remaining discount, was $15 million and $136 million at April 29, 2017 and April 30, 2016, respectively.
Letter of Credit Facility
On December 28, 2016, the Company, through Sears Roebuck Acceptance Corp. ("SRAC") and Kmart Corporation (together with SRAC, the "Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into the LC Facility Agreement providing for a $500 million secured standby letter of credit facility from JPP, LLC and JPP II, LLC, entities affiliated with ESL (collectively, the "Lenders"), with Citibank, N.A., serving as administrative agent and issuing bank. On December 28, 2016, $200 million of commitments were made available under the LC Facility, and, subject to approval of the Lenders, up to an additional $300 million in commitments may be obtained by the Company from the Lenders (or other lenders) prior to December 28, 2017, the maturity date of the LC Facility.
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
The LC Facility Agreement includes certain representations and warranties, affirmative and negative covenants and other undertakings, which are subject to important qualifications and limitations set forth in the LC Facility Agreement. The LC Facility Agreement also contains certain events of default, including (subject to certain

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If an event of default occurs, the Lenders may terminate all or any portion of the commitments under the LC Facility, require the Borrowers to cash collateralize the LC Facility and/or exercise any rights they might have under any of the related facility documents (including against the collateral), subject to certain limitations. At both April 29, 2017 and January 28, 2017, we had $200 million of letters of credit outstanding under the LC Facility.
2017 Secured Loan Facility
On January 3, 2017, the Company, through Sears, Kmart Stores of Illinois LLC, Kmart of Washington LLC and Kmart Corporation (collectively, "2017 Secured Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, obtained a $500 million real estate loan facility from the Lenders, entities affiliated with ESL. On January 3, 2017, $321 million was funded under the 2017 Secured Loan Facility, and an additional $179 million was drawn by the Company prior to January 28, 2017. The 2017 Secured Loan Facility matures on July 20, 2020. The Company used the proceeds of the 2017 Secured Loan Facility for general corporate purposes.
The 2017 Secured Loan Facility has an annual base interest rate of 8%, with accrued interest payable monthly during the term of the 2017 Secured Loan Facility. The Borrowers paid an upfront commitment fee equal to 1.0% of the full principal amount of the 2017 Secured Loan Facility and paid a funding fee equal to 1.0% of the amounts drawn under the 2017 Secured Loan Facility at the time such amounts were drawn.
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
The 2017 Secured Loan Facility includes certain representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral. The 2017 Secured Loan Facility has certain events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there is an event of default, the Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the 2017 Secured Loan Facility documents (including against the collateral), and require the 2017 Secured Loan Borrowers to pay a default interest rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%.
The carrying value of the 2017 Secured Loan Facility, net of the remaining debt issuance costs, was $485 million at both April 29, 2017 and January 28, 2017.
2016 Secured Loan Facility
On April 8, 2016, the Company, through Sears, Sears Development Co., Innovel Solutions, Inc., Big Beaver of Florida Development, LLC and Kmart Corporation (collectively, "2016 Secured Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, obtained a $500 million real estate loan facility from JPP, LLC, JPP II, LLC, and Cascade Investment, LLC (collectively, the "2016 Secured Loan Lenders"). JPP, LLC and JPP II, LLC are entities affiliated with ESL. The first $250 million of the 2016 Secured Loan Facility was funded on April 8, 2016 and the remaining $250 million was funded on April 22, 2016. The 2016 Secured Loan Facility has a maturity date of July 7, 2017, and is included within current portion of long-term debt in the Condensed Consolidated Balance Sheets at April 29, 2017 and January 28, 2017 and within long-term debt at April 30, 2016. The carrying value of the 2016 Secured Loan Facility, net of the remaining debt issuance costs, was $498 million, $486 million and $494 million at April 29, 2017, April 30, 2016 and January 28, 2017, respectively.
The 2016 Secured Loan Facility has an annual base interest rate of 8%, with accrued interest payable monthly during the term of the 2016 Secured Loan Facility. The 2016 Secured Loan Borrowers paid an upfront commitment fee equal to 1.0% of the full principal amount of the 2016 Secured Loan Facility and also are required to pay a funding fee equal to 1.0% of the amounts drawn under the 2016 Secured Loan Facility at the time such amounts are

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

drawn. If amounts remain outstanding or committed under the 2016 Secured Loan Facility after nine months, a delayed origination fee equal to 0.5% of such amounts becomes payable, and if amounts remain outstanding or committed under the 2016 Secured Loan Facility after 12 months, an additional delayed origination fee equal to 0.5% of such amounts becomes payable.
The 2016 Secured Loan Facility is guaranteed by the Company and was secured by a first priority lien on 21 real properties owned by the 2016 Secured Loan Borrowers. The 2016 Secured Loan Facility includes customary representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral.
The 2016 Secured Loan Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there is an event of default, the 2016 Secured Loan Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the 2016 Secured Loan Facility documents (including against the collateral), and require the 2016 Secured Loan Borrowers to pay a default interest rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%. The Loan Facility may be prepaid at any time in whole or in part, without penalty or premium. The funds were used to reduce outstanding borrowings under the Company's asset-based revolving credit facility and for general corporate purposes. As further discussed in Note 1, the Company reached an agreement to extend the maturity of $400 million of the 2016 Secured Loan Facility to January 2018.
Domestic Credit Agreement
During the first quarter of 2011, the Borrowers and Holdings entered into an amended credit agreement (the "Domestic Credit Agreement"). On October 2, 2013, Holdings and the Borrowers entered into a First Amendment (the "Amendment") to the Domestic Credit Agreement with a syndicate of lenders. Pursuant to the Amendment, the Borrowers borrowed $1.0 billion under a new senior secured term loan facility (the "Term Loan"). On July 21, 2015, the Borrowers and Holdings entered into an amended and restated credit agreement (the "Amended Domestic Credit Agreement") with a syndicate of lenders that amended and restated the then-existing Domestic Credit Agreement, and on April 8, 2016, the Amended Domestic Credit Agreement was further amended in connection with the 2016 Term Loan as described below. The Amended Domestic Credit Agreement provided for a $3.275 billion asset-based revolving credit facility (the "Revolving Facility") with a $1.0 billion letter of credit sub-facility. The maturity date for $1.971 billion of the Revolving Facility was extended to July 20, 2020, while $1.304 billion expired on April 8, 2016. As a result of the February 2017 amendment to the Amended Domestic Credit Agreement discussed in Note 1, the aggregate revolver commitments were reduced from $1.971 billion to $1.5 billion. The Amended Domestic Credit Agreement also governs the Term Loan, which retains its maturity date of June 30, 2018. The Amended Domestic Credit Agreement includes an accordion feature that allows the Borrowers to use, subject to borrowing base requirements, existing collateral for the facility to obtain up to $1.0 billion of additional borrowing capacity, of which $750 million was utilized for the 2016 Term Loan (described below). The Amended Domestic Credit Agreement also includes a "FILO" ("first in last out") tranche feature that allows up to an additional $500 million of borrowing capacity and increased Holdings' ability to undertake short-term borrowings from $750 million to $1.0 billion.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on substantially all of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility is guaranteed by all domestic subsidiaries of Holdings that own inventory or credit card or pharmacy receivables. The Revolving Facility also permits aggregate second lien indebtedness of up to $2.0 billion, of which $604 million in second lien notes were outstanding at April 29, 2017, resulting in $1.4 billion of permitted second lien indebtedness, subject to limitations imposed by a borrowing base requirement under the indenture that governs our 6 5/8% senior secured notes due 2018. If, through asset sales or other means, the value of the above eligible assets is not sufficient to support borrowings of up to the full amount of the commitments under this facility, we will not have full access to the facility, but rather could have access to a lesser amount determined by the borrowing base. Such a decline in the value of eligible assets also could result in our inability to borrow up to the full amount of second lien indebtedness permitted by the domestic credit facility, but rather we could be limited to borrowing a lesser amount determined by the borrowing base as calculated pursuant to the terms of such indenture.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either (1) LIBOR (subject to a 1.00% LIBOR floor) or (2) the highest of (x) the prime rate of the bank acting as agent of the syndicate of lenders, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR rate plus 1.00% (the highest of (x), (y) and (z), the "Base Rate"), plus an applicable margin for LIBOR loans of 4.50% and for Base Rate loans of 3.50%. Currently, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing June 30, 2018. Additionally, the Borrowers are required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Amended Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility. At April 29, 2017, April 30, 2016 and January 28, 2017, respectively, we had borrowings of $729 million, $978 million and $970 million under the Term Loan, and carrying value, net of the remaining discount and debt issuance costs, of $725 million, $967 million and $963 million. As disclosed in Note 1, a portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the Term Loan.
The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, to be at least 15%, exceptions that may be subject to certain maximum amounts and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility. Further, the Amended Domestic Credit Agreement includes customary covenants that restrict our ability to make dispositions, prepay debt and make investments, subject, in each case, to various exceptions. The Amended Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. As of April 29, 2017, our fixed charge ratio was less than 1.0 to 1.0, and we are subject to these other requirements based on our availability. If availability under the domestic revolving credit facility were to fall below 10%, the Company would be required to test the fixed charge coverage ratio, and would not comply with the facility, and the lenders under the facility could demand immediate payment in full of all amounts outstanding and terminate their obligations under the facility. In addition, the domestic credit facility provides that in the event we make certain prepayments of indebtedness, for a period of one year thereafter we must maintain availability under the facility of at least 12.5%, and it prohibits certain other prepayments of indebtedness.
At April 29, 2017 and April 30, 2016, we had $536 million and $244 million, respectively, of Revolving Facility borrowings and $477 million, $652 million and $464 million, at April 29, 2017, April 30, 2016 and January 28, 2017, respectively, of letters of credit outstanding under the Revolving Facility. At April 29, 2017, April 30, 2016 and January 28, 2017, the amount available to borrow under the Revolving Facility was $70 million, $265 million

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

and $165 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
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
Amounts borrowed pursuant to the 2016 Term Loan bear interest at a rate equal to LIBOR plus 750 basis points, subject to a 1.00% LIBOR floor. The Company received approximately $722 million in net proceeds from the 2016 Term Loan, which proceeds were used to reduce outstanding borrowings under its asset-based revolving credit facility. The 2016 Term Loan has a maturity date of July 20, 2020, which is the same maturity date as the Company's revolving credit facility commitments, and does not amortize. The 2016 Term Loan is subject to a prepayment premium of 2% of the aggregate principal amount of the 2016 Term Loan prepaid on or prior to April 8, 2017 and 1% of the aggregate principal amount of the 2016 Term Loan prepaid after April 8, 2017 and on or prior to April 8, 2018. The obligations under the Amended Domestic Credit Agreement, including the 2016 Term Loan, are secured by a first lien on substantially all of the domestic inventory and credit card and pharmacy receivables of the Company and its subsidiaries and aggregate advances under the Amended Domestic Credit Agreement are subject to a borrowing base formula. The Amended Domestic Credit Agreement is guaranteed by all domestic subsidiaries of the Company that own inventory or credit card or pharmacy receivables. The other material terms of the Amended Domestic Credit Agreement were not modified by the amendment. The carrying value of the 2016 Term Loan, net of the remaining discount and debt issuance costs, was $554 million, $722 million and $726 million at April 29, 2017, April 30, 2016 and January 28, 2017, respectively. As disclosed in Note 1, a portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the 2016 Term Loan.
Second Lien Term Loan
On September 1, 2016, the ABL Borrowers entered into a Second Lien Credit Agreement with the Lenders thereunder, entities affiliated with ESL, pursuant to which the ABL Borrowers borrowed $300 million under a term loan (the "Second Lien Term Loan"). The Company received net proceeds of $291 million, which were used for general corporate purposes.
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
The Company's obligations under the Second Lien Credit Agreement are secured on a pari passu basis with the Company’s obligations under that certain Indenture, dated as of October 12, 2010, pursuant to which the Company issued its Senior Secured Notes (defined below). The collateral includes inventory, receivables and other related assets of the Company and its subsidiaries which are obligated on the Second Lien Term Loan and the Senior Secured Notes. The Second Lien Credit Agreement is guaranteed by all domestic subsidiaries of the Company that guarantee the Company’s obligations under its existing Revolving Facility.
The Second Lien Credit Agreement includes representations and warranties, covenants and other undertakings, and events of default that are substantially similar to those contained in the Amended Domestic Credit Agreement. The carrying value of the Second Lien Term Loan, net of the remaining debt issuance costs, was $292 million at both April 29, 2017 and January 28, 2017, respectively.

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
The carrying value of Senior Secured Notes, net of the remaining discount and debt issuance costs, was $303 million, $302 million and $303 million at April 29, 2017, April 30, 2016 and January 28, 2017, respectively.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
We accounted for the Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Senior Unsecured Notes based on the relative fair values of the Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. The discount is being amortized over the life of the Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $12 million and $11 million of the discount was amortized during the 13 week periods ended April 29, 2017 and April 30, 2016, respectively. The remaining discount was approximately $182 million, $229 million and $195 million at April 29, 2017, April 30, 2016 and January 28, 2017, respectively. The carrying value of the Senior Unsecured Notes, net of the remaining discount and debt issuance costs, was approximately $440 million, $394 million and $428 million at April 29, 2017, April 30, 2016 and January 28, 2017, respectively.
Wholly-owned Insurance Subsidiary and Intercompany Securities
We have numerous types of insurable risks, including workers' compensation, product and general liability, automobile, warranty, asbestos and environmental claims and the extended service contracts we sell to our customers. In addition, we provide credit insurance to third party creditors of the Company to mitigate their credit risk with the Company. The majority of the associated risks are managed through Holdings' wholly owned insurance subsidiary, Sears Reinsurance Company Ltd. ("Sears Re"), a Bermuda Class 3 insurer.
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 133 properties was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed properties were mortgaged and the REMIC issued to wholly owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the "REMIC Securities") that are secured by the mortgages and collateral assignments of the store leases. Payments to the holders on the REMIC Securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore®, Craftsman® and DieHard® trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly-owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion (the "KCD Securities") were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to the holders on the KCD Securities are funded by the royalty payments. In connection with the Craftsman Sale, KCD Securities with par value of $900 million were redeemed in March 2017. The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly-owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. In the fourth quarter of fiscal 2013, Holdings contributed all of the outstanding capital stock of Sears Re to SRe Holding Corporation, a direct wholly owned subsidiary of Holdings. Sears Re thereafter reduced its excess statutory capital through the distribution of all REMIC Securities held by it to SRe Holding Corporation. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly owned consolidated subsidiaries. At April 29, 2017, the net book value of the securitized trademark rights was approximately $0.7 billion and was $1.0 billion at both April 30, 2016 and January 28, 2017. The net book

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

value of the securitized real estate assets was approximately $0.6 billion at each of April 29, 2017, April 30, 2016 and January 28, 2017.
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
NOTE 3—STORE CLOSING CHARGES, SEVERANCE COSTS, IMPAIRMENTS AND REAL ESTATE TRANSACTIONS
Store Closings and Severance
We closed 111 stores in our Kmart segment and 44 stores in our Sears Domestic segment that we previously announced would close during the 13 week period ended April 29, 2017. We made the decision to close 22 stores in our Kmart segment and ten stores in our Sears Domestic segment during the 13 week period ended April 29, 2017.
We closed 45 stores in our Kmart segment and five stores in our Sears Domestic segment we previously announced would close during the 13 week period ended April 30, 2016. We made the decision to close 93 stores in our Kmart segment and 24 stores in our Sears Domestic segment during the 13 week period ended April 30, 2016.
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any estimated sublease income.
We expect to record additional charges of approximately $6 million during 2017 related to stores that we had previously made the decision to close, but have not yet closed.
Store closing costs and severance recorded for the 13 week periods ended April 29, 2017 and April 30, 2016 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$10	$5	$16	$3	$1	$35
Sears Domestic	5	11	25	1	5	47
Total for the 13 week period ended April 29, 2017	$15	$16	$41	$4	$6	$82

Kmart	$51	$5	$6	$11	$4	$77
Sears Domestic	9	1	1	3	—	14
Total for the 13 week period ended April 30, 2016	$60	$6	$7	$14	$4	$91
_____________

(1)	Recorded within cost of sales, buying and occupancy in the Condensed Consolidated Statements of Operations.

(2)
Recorded within selling and administrative in the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)	Costs for the 13 week periods ended April 29, 2017 and April 30, 2016 are recorded within depreciation and amortization in the Condensed Consolidated Statements of Operations.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Store closing cost and severance accruals of $246 million, $183 million and $216 million at April 29, 2017, April 30, 2016 and January 28, 2017, respectively, were as shown in the table below. Store closing accruals included $116 million, $86 million and $122 million within other current liabilities and $130 million, $97 million and $94 million within other long-term liabilities in the Condensed Consolidated Balance Sheets at April 29, 2017, April 30, 2016 and January 28, 2017, respectively.

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at April 30, 2016	$52	$114	$17	$183
Store closing costs	35	75	27	137
Payments/utilizations	(33)	(45)	(26)	(104)
Balance at January 28, 2017	54	144	18	216
Store closing costs	16	54	4	74
Store closing capital lease obligations	—	25	—	25
Payments/utilizations	(26)	(32)	(11)	(69)
Balance at April 29, 2017	$44	$191	$11	$246
Long-Lived Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, we performed an impairment test of certain of our long-lived assets due to events and changes in circumstances during the 13 week period ended April 29, 2017 that indicated an impairment might have occurred. As a result of impairment testing, the Company recorded impairment charges of $15 million, of which $10 million and $5 million were recorded within the Sears Domestic and Kmart segments, respectively, during the 13 week period ended April 29, 2017.
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
In connection with the Seritage transaction and JV transactions, Holdings has entered into agreements with Seritage and the JVs under which Holdings leases 255 of the properties (the "Master Leases"), with the remaining properties being leased by Seritage to third parties. Holdings has closed nine stores pursuant to recapture notices from Seritage or the JVs and 36 stores pursuant to lease terminations. Holdings recorded rent expense of $22 million and $24 million within cost of sales, buying and occupancy in the Condensed Consolidated Statements of Operations for the 13 week periods ended April 29, 2017 and April 30, 2016, respectively. Rent expense consisted of straight-line rent expense offset by amortization of deferred gain on sale-leaseback, as shown in the tables below.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	13 Weeks Ended April 29, 2017			13 Weeks Ended April 30, 2016
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Straight-line rent expense	$6	$37	$43	$9	$37	$46
Amortization of deferred gain on sale-leaseback	(4)	(17)	(21)	(4)	(18)	(22)
Rent expense	$2	$20	$22	$5	$19	$24
We accounted for the Seritage transaction and JV transactions in accordance with accounting standards applicable to real estate sales and sale-leaseback transactions. We determined that the Seritage and JV transactions qualify for sales recognition and sale-leaseback accounting, with the exception of four properties for which we still have continuing involvement as a result of an obligation to redevelop the stores for a third-party tenant and pay rent on behalf of the third-party tenant until it commences rent payments to the JVs.
With the exception of the four properties that have continuing involvement, in accordance with accounting standards related to sale-leaseback transactions, Holdings recognized any loss on sale immediately, any gain on sale in excess of the present value of minimum lease payments immediately, and any remaining gain was deferred and will be recognized in proportion to the related rent expense over the lease term. Accordingly, during the second quarter of 2015, Holdings recognized an immediate net gain of $508 million within gain on sales of assets in the Consolidated Statement of Operations for 2015.
The remaining gain of $894 million was deferred and will be recognized in proportion to the related rent expense, which is a component of cost of sales, buying and occupancy, in the Condensed Consolidated Statements of Operations, over the lease term. At April 29, 2017, April 30, 2016 and January 28, 2017, $142 million, $88 million and $132 million, respectively, of the deferred gain on sale-leaseback is classified as current within other current liabilities and $504 million, $718 million and $563 million is classified as long-term as deferred gain on sale-leaseback in the Condensed Consolidated Balance Sheets.
During the 13 week periods ended April 29, 2017 and April 30, 2016, Holdings recorded gains of $13 million and $26 million, respectively, related to the 100% recapture of three stores in each period that closed pursuant to recapture notices from Seritage, of which $9 million and $13 million related to the gain that had previously been deferred as we no longer have continuing involvement in those properties, and $4 million and $13 million related to lease termination proceeds. In addition, the Master Leases provide Seritage and the JVs a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), in addition to all of the automotive care centers, and all outparcels or outlots, as well as certain portions of parking areas and common areas, except as set forth in the Master Leases, for no additional consideration. As space is recaptured pursuant to the recapture right, Holdings' obligation to pay rent is reduced proportionately. Accordingly, Holdings recognizes gains equal to the unamortized portion of the gain that had previously been deferred which exceeds the present value of minimum lease payments, as reduced due to recapture activity. During the 13 week period ended April 29, 2017, Holdings recorded gains as a result of recapture activity of $5 million that had previously been deferred. The Master Leases also provide Holdings certain rights to terminate the Master Leases with respect to REIT properties or JV properties that cease to be profitable for operation by Holdings. In order to terminate the Master Lease with respect to a certain property, Holdings must make a payment to Seritage or the JV of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property. Holdings recorded gains related to stores that closed pursuant to lease terminations of $24 million that had previously been deferred. The corresponding expenses for termination payments to Seritage were recorded in fiscal year 2016 when we notified Seritage of our intention to terminate the leases and the stores were announced for closure. Holdings also recorded an immediate gain of $23 million during the 13 weeks ended April 29, 2017 for the amount of gain on sale in excess of the present value of minimum lease payments for one of the properties that was previously accounted for as a financing transaction. As the redevelopment at the store had been completed and the third-party tenant had commenced rent payments to the JV, the Company determined that the continuing involvement no longer existed and that the property qualified for sales recognition and sale-leaseback accounting.
Holdings initially accounted for the four properties that have continuing involvement as a financing transaction in accordance with accounting standards related to sale-leaseback transactions. Accordingly, Holdings recorded a sale-leaseback financing obligation of $164 million, which is classified as a long-term as sale-leaseback financing

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

obligation on the Condensed Consolidated Balance Sheets at April 30, 2016 and January 28, 2017. The sale-leaseback financing obligation decreased to $111 million at April 29, 2017 as one of the properties qualified for sales recognition and sale-leaseback accounting as further described above. We continued to report the real property assets of $42 million, $59 million and $62 million at April 29, 2017, April 30, 2016 and January 28, 2017, respectively, in our Condensed Consolidated Balance Sheets, which are included in our Sears Domestic segment.
On January 27, 2017, Holdings and CBL and Associates Properties, Inc. ("CBL") completed a sale-leaseback transaction pursuant to which Holdings sold five Sears Full-line stores and two Sears Auto Centers located at CBL malls for net proceeds of $71 million (the "CBL transaction"). In connection with the CBL transaction, Holdings entered into 10-year leaseback agreements. The agreements provide both CBL and Holdings the right to terminate each lease, and provide Holdings the option to relocate its operations at each mall to a location of up to 15,000 square feet. The agreement also contains an earn-out provision pursuant to which Holdings would receive a maximum amount of $14.5 million additional consideration if CBL redevelops any of the properties within a specified time period and achieves more than a specified return on investment. We accounted for the CBL transaction as a financing transaction in accordance with accounting standards applicable to sale-leaseback transactions as a result of continuing involvement through the earn-out provision. Accordingly, Holdings recorded a sale-leaseback financing obligation of $71 million, which is classified as sale-leaseback financing obligation on the Condensed Consolidated Balance Sheets at both April 29, 2017 and January 28, 2017. We continued to report real property assets of $34 million at both April 29, 2017 and January 28, 2017 in our Condensed Consolidated Balance Sheets, which are included in our Sears Domestic segment.
In addition to the Seritage transaction and JV transactions, we recorded gains on the sales of assets for other significant items described as follows. During the 13 week period ended April 29, 2017, we recorded gains of $96 million on the sale of three Sears Full-line stores for which we received $104 million cash proceeds. In connection with the sales of the Sears Full-line stores, we entered into leaseback agreements for up to one year. During the 13 week period ended April 29, 2017, we also recorded gains on the sales of assets of $28 million recognized on the sale of one Kmart store that served as collateral for the 2016 Secured Loan Facility. We received cash proceeds of $28 million for the sale of this store, which is included within restricted cash in our Condensed Consolidated Balance Sheet at April 29, 2017.
We determined that we have surrendered substantially all of our rights and obligations, and, therefore, immediate gain recognition is appropriate on all of these transactions.
NOTE 4—EQUITY
Earnings per Share
The following table sets forth the components used to calculate basic and diluted loss per share attributable to Holdings' shareholders. During the 13 week periods ended April 30, 2016, warrants, restricted stock awards and restricted stock units, totaling nine thousand shares were not included in the computation of diluted loss per share attributable to Holdings' shareholders because the effect of their inclusion would have been antidilutive.

	13 Weeks Ended
millions, except earnings (loss) per share	April 29, 2017	April 30, 2016
Basic weighted average shares	107.2	106.8
Diluted weighted average shares	107.2	106.8

Net income (loss) attributable to Holdings' shareholders	$244	$(471)

Earnings (loss) per share attributable to Holdings' shareholders:
Basic	$2.28	$(4.41)
Diluted	$2.28	$(4.41)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	April 29, 2017	April 30, 2016	January 28, 2017
Pension and postretirement adjustments (net of tax of $(225), $(296) and $(225), respectively)	$(1,499)	$(1,851)	$(1,549)
Currency translation adjustments (net of tax of $0 for all periods presented)	(2)	(3)	(3)
Accumulated other comprehensive loss	$(1,501)	$(1,854)	$(1,552)
Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.
Income Tax Expense Allocated to Each Component of Other Comprehensive Income
Income tax expense allocated to each component of other comprehensive income was as follows:

	13 Weeks Ended April 29, 2017
millions	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$50	$—	$50
Currency translation adjustments	1	—	1
Total other comprehensive income	$51	$—	$51

	13 Weeks Ended April 30, 2016
millions	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$64	$—	$64
Total other comprehensive income	$64	$—	$64

(1)	Included in the computation of net periodic benefit expense. See Note 5 to the Condensed Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 5—BENEFIT PLANS
Pension and Postretirement Benefit Plans
We provide benefits to certain associates who are eligible under various defined benefit pension plans, contributory defined benefit pension plans and other postretirement plans, primarily retiree medical benefits. For purposes of determining the periodic expense of our defined benefit plans, we use the fair value of plan assets as the market related value. The following table summarizes the components of total net periodic benefit expense, recorded within selling and administrative in the Condensed Consolidated Statements of Operations, for our retirement plans:

	13 Weeks Ended
millions	April 29, 2017	April 30, 2016
Components of net periodic expense:
Interest cost	$53	$58
Expected return on plan assets	(57)	(50)
Amortization of experience losses	50	64
Net periodic expense	$46	$72
Contributions
During the 13 week period ended April 29, 2017, we made total contributions of $68 million to our pension and postretirement plans. During the 13 week period ended April 30, 2016, we made total contributions of $76 million to our pension and postretirement plans. We anticipate making aggregate contributions to our defined benefit and postretirement plans of approximately $255 million over the remainder of 2017. As discussed in Note 1, the Company agreed to grant the PBGC a lien on, and subsequently contribute to the Company's pension plans, the value of the $250 million cash payment payable to the Company on the third anniversary of the Craftsman closing with the value of such payment being fully credited against the Company's minimum pension funding obligations in 2017, 2018 and 2019. The Company also agreed to grant a lien to the PBGC on the 15-year income stream relating to new Stanley Black & Decker sales of Craftsman products, and agreed to contribute the payments from Stanley Black & Decker under such income stream to the Company's pension plans, with such payments to be credited against the Company's minimum pension funding obligations starting no later than five years from the closing date. The Company also agreed to grant the PBGC a lien on $100 million of real estate assets to secure the Company's minimum pension obligations through the end of 2019. The ultimate amount of pension contributions could be affected by changes in applicable regulations, as well as financial market and investment performance.
Pension Plan Amendment
Effective December 1, 2016, the SHC Domestic plan was amended to change its plan year from a calendar year end to a November 30th year end, to spin off a new SHC Pension Plan 2 ("Plan 2") and to rename the Sears Holdings Pension Plan as Sears Holdings Pension Plan 1 ("Plan 1"). In conjunction with these amendments, the Company requested that the Internal Revenue Service ("IRS") approve the foregoing change in plan year and to approve a change in actuarial funding method in connection with the spin-off and change in plan year. The Company has received IRS approval of the change in plan year and the request for approval to the change in actuarial funding method remains pending with the IRS.
Pension Annuity Purchase for Retirees
In May 2017, the Company executed an irrevocable agreement to purchase a group annuity contract from Metropolitan Life Insurance Company ("MLIC"), under which MLIC will pay future pension benefit payments to approximately 51,000 retirees from Plan 2. The agreement calls for a transfer of approximately $515 million of Plan 2's benefit obligations to MLIC. This action is expected to have an immaterial impact on the funded status of our total pension obligations, but will serve to reduce the size of the Company's combined pension plan, reduce future cost volatility, and reduce future plan administrative expenses. The annuity purchase will result in an estimated non-cash charge of between $150 million and $200 million for losses previously accumulated in other comprehensive

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

income (loss), which are recognized through the statement of operations immediately upon settlement and will be recorded during the 13 week period ending July 29, 2017.
NOTE 6—INCOME TAXES
We had gross unrecognized tax benefits of $150 million at April 29, 2017, $141 million at April 30, 2016 and $142 million at January 28, 2017. Of the amount at April 29, 2017, $97 million, would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13 week period ended April 29, 2017, gross unrecognized tax benefits increased by $8 million due to state activity. During the 13 week period ended April 30, 2016, gross unrecognized tax benefits increased by $4 million due to state activity. We expect that our unrecognized tax benefits could decrease by as much as $6 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At April 29, 2017, April 30, 2016 and January 28, 2017, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheets was $64 million ($42 million net of federal benefit), $58 million ($38 million net of federal benefit) and $61 million ($40 million net of federal benefit), respectively. The total amount of net interest expense (net of federal benefit) recognized as part of income tax expense in our Condensed Consolidated Statements of Operations was $2 million and $1 million, respectively, for the 13 week periods ended April 29, 2017 and April 30, 2016.
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
At the end of 2016, we had a federal and state net operating loss ("NOL") deferred tax asset of $2.3 billion, which will expire predominately between 2019 and 2036. We have credit carryforwards of $875 million, which will expire between 2017 and 2036.
In connection with the Craftsman Sale in the first quarter of 2017, the Company realized a tax benefit of $101 million on the deferred taxes related to the indefinite-life intangible for the trade name sold to Stanley Black & Decker. In addition, the Company incurred a taxable gain of approximately $963 million. There was no federal income tax payable resulting from the taxable gain due to the utilization of NOL tax attributes of approximately $361 million with a valuation allowance release of the same amount. However, there was a minor amount of state income tax payable of $4 million after the utilization of state tax attributes.
At January 28, 2017, we had a valuation allowance of $5.5 billion to record only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance as the year progresses for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.
The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. As such, for the 13 week periods ended April 29, 2017 and April 30, 2016, our effective income tax rates were a benefit of 41.9% and an expense of 3.3%, respectively. Our tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. During the first quarter of fiscal 2017, the Company realized a significant tax benefit on the reversal of deferred taxes related to the Craftsman trade name. In addition, the 13 week periods ended April 29, 2017 and April 30, 2016 were negatively impacted by foreign branch taxes and state income taxes.

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
Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States. The merchandise and service categories are as follows:

(i)	Hardlines—consists of home appliances, consumer electronics, lawn & garden, tools & hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women's, men's, kids', footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore;

(iv)	Service—includes repair, installation and automotive service and extended contract revenue; and

(v)	Other—includes revenues earned in connection with our agreements with SHO and Lands' End, as well as credit revenues and licensed business revenues.

	13 Weeks Ended April 29, 2017
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services
Hardlines	$382	$1,455	$1,837
Apparel and Soft Home	538	495	1,033
Food and Drug	558	1	559
Service	1	472	473
Other	14	385	399
Total merchandise sales and services	1,493	2,808	4,301
Costs and expenses
Cost of sales, buying and occupancy	1,230	2,141	3,371
Selling and administrative	392	875	1,267
Depreciation and amortization	13	74	87
Impairment charges	5	10	15
Gain on sales of assets	(597)	(144)	(741)
Total costs and expenses	1,043	2,956	3,999
Operating income (loss)	$450	$(148)	$302
Total assets	$2,237	$6,834	$9,071
Capital expenditures	$6	$16	$22

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	13 Weeks Ended April 30, 2016
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales and services
Hardlines	$560	$1,708	$2,268
Apparel and Soft Home	729	571	1,300
Food and Drug	833	1	834
Service	3	516	519
Other	14	459	473
Total merchandise sales and services	2,139	3,255	5,394
Costs and expenses
Cost of sales, buying and occupancy	1,735	2,482	4,217
Selling and administrative	544	959	1,503
Depreciation and amortization	19	76	95
Impairment charges	3	5	8
Gain on sales of assets	(46)	(15)	(61)
Total costs and expenses	2,255	3,507	5,762
Operating loss	$(116)	$(252)	$(368)
Total assets	$2,919	$8,256	$11,175
Capital expenditures	$11	$29	$40

NOTE 8—SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at April 29, 2017, April 30, 2016 and January 28, 2017 consisted of the following:

millions	April 29, 2017	April 30, 2016	January 28, 2017
Unearned revenues	$611	$678	$639
Self-insurance reserves	531	571	535
Other	488	469	467
Total	$1,630	$1,718	$1,641

The Company sells service contracts that provide for preventative maintenance and repair/replacement coverage on consumer products over periods of time ranging from 12 to 144 months. Revenues from the sale of service contracts, and the related direct acquisition costs, are deferred and amortized on a straight-line basis over the lives of the associated contracts, while the associated service costs are expensed as incurred. The table below shows activity related to unearned revenues for service contracts, which are recorded within other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

millions	Unearned Revenues
Balance at April 30, 2016	$1,377
Sales of service contracts	639
Revenue recognized on existing service contracts	(717)
Balance at January 28, 2017	1,299
Sales of service contracts	179
Revenue recognized on existing service contracts	(227)
Balance at April 29, 2017	$1,251
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
In May and June of 2015, four shareholder lawsuits were filed in the Delaware Chancery Court, which have since been consolidated into a single action. A consolidated complaint then was filed, naming Holdings, the members of our Board of Directors, ESL Investments, Inc., Seritage, our CEO, and Fairholme, alleging, among other things, breaches of fiduciary duties in connection with the Seritage transaction. Among other forms of relief, the plaintiffs are seeking damages in unspecified amounts. As the plaintiffs are suing derivatively, Holdings is only a nominal defendant in the complaint. The Company believes that the Seritage transaction has provided substantial benefits to Holdings and its shareholders and believes further that the plaintiffs' claims are legally without merit. In October 2016, a settlement in principle was reached with plaintiffs, and on May 9, 2017, the settlement received court approval. Given Holdings was only a nominal defendant in the complaint, Holdings will not be obligated to fund any portion of the settlement, and will receive the settlement net of plaintiffs' fees and costs.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS
Compensation - Retirement Benefits
In March 2017, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in the update must be applied retrospectively. We are currently evaluating the effect the update will have on our consolidated financial statements.
Goodwill
In January 2017, the FASB issued an accounting standards update which simplifies the test for goodwill impairment. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the effect the update will have on our consolidated financial statements.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Statement of Cash Flows
In November 2016, the FASB issued accounting standards updates which address diversity in practice in the classification and presentation of changes in restricted cash in the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These updates are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in the updates must be applied using a retrospective transition method to each period presented. The Company adopted the update in the first quarter of 2017.
Consolidation - Interests held through related parties that are under common control
In October 2016, the FASB issued an accounting standards update to amend the accounting standards on how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The Company adopted the update in the first quarter of 2017. The adoption of the new standard did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
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
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued accounting standards updates which address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. These updates are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in the update must be applied using a retrospective transition method to each period presented. If an entity early adopts the amendments in

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the effect the update will have on our consolidated financial statements
Leases
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
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standards update which replaces the current revenue recognition standards. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard was initially released as effective for fiscal years beginning after December 15, 2016; however, the FASB has decided to defer the effective date of this accounting standard update for one year. Early adoption of the update is permitted, but not before the original date for fiscal years beginning after December 15, 2016. The update may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption. The Company continues to evaluate the adoption of this standard. Based on our preliminary assessment, we determined the adoption will impact the accounting for our Shop Your Way program and revenues from gift cards. The expense for Shop Your Way points is currently recognized as customers earn them and recorded in cost of sales. The new guidance will require the Company to allocate the transaction price to products and points on a relative standalone selling price basis, deferring the portion of revenue allocated to the points and recognizing a contract liability for unredeemed points. The new guidance will also change the timing of recognition of the unredeemed portion of our gift cards, which is currently recognized using the remote method. The new guidance will require application of the proportional method. We continue to evaluate the impact of this standard on revenues from other sources, including: sales of services; extended service contracts; net commissions earned from leased departments in retail stores; and co-branded credit card programs.
NOTE 11—RELATED PARTY DISCLOSURE
Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. ESL owned approximately 48% of our outstanding common stock at April 29, 2017 (excluding shares of common stock that ESL may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
On February 25, 2016, Holdings announced the election of Bruce R. Berkowitz to membership on our Board of Directors. Mr. Berkowitz serves as the Chief Investment Officer of Fairholme Capital Management, LLC, an investment adviser registered with the U.S. Securities and Exchange Commission ("SEC"), and is the President and a Director of Fairholme Funds, Inc., a SEC-registered investment company providing investment management services to three mutual funds (together with Fairholme Capital Management, LLC and other affiliates, "Fairholme"). Fairholme owned approximately 27% of our outstanding common stock at April 29, 2017 (excluding shares of common stock that Fairholme may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Unsecured Commercial Paper
During the 13 week periods ended April 29, 2017 and April 30, 2016, ESL and its affiliates held unsecured commercial paper issued by SRAC, an indirect wholly owned subsidiary of Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate and principal amount outstanding was 7.2 days, 7.72% and $22 million and 33 days, 7.98% and $56 million, respectively, during the 13 week periods ended April 29, 2017 and April 30, 2016. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2017 was $100 million and $1 million of interest was paid by SRAC to ESL during the 13 week period ended April 29, 2017. ESL held $15 million and $125 million of our commercial paper at April 29, 2017 and April 30, 2016, respectively, which included $10 million and $77 million held by Mr. Lampert.
During the 13 week periods ended April 30, 2016, Fairholme and its affiliates held unsecured commercial paper issued by SRAC. For the commercial paper outstanding to Fairholme, the weighted average of each maturity, annual interest rate and principal amount outstanding was 11.5 days, 6.05% and $354 thousand, respectively, during the 13 week periods ended April 30, 2016.
The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
LC Facility
On December 28, 2016, the Company, through the Borrowers, entered into the LC Facility Agreement providing for the $500 million LC Facility with the Lenders, entities affiliated with ESL. On December 28, 2016, $200 million of commitments were made available under the LC Facility, and, subject to approval of the Lenders, up to an additional $300 million in commitments may be obtained by the Company from the Lenders (or other lenders) prior to December 28, 2017, the maturity date of the LC Facility. At both April 29, 2017 and January 28, 2017, we had $200 million of letters of credit outstanding under the LC Facility, and the Lenders maintain cash collateral on deposit with the Issuing Bank of $204 million. See Note 2 for additional information regarding the LC Facility.
2017 Secured Loan Facility
On January 3, 2017, the Company, through the 2017 Secured Loan Borrowers, obtained a $500 million real estate loan facility from the Lenders, entities affiliated with ESL. At both April 29, 2017 and January 28, 2017, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $500 million of principal amount of the 2017 Secured Loan Facility. See Note 2 for additional information regarding the 2017 Secured Loan Facility.
2016 Secured Loan Facility
In April 2016, the Company, through the 2016 Secured Loan Borrowers, obtained a $500 million real estate loan facility from the 2016 Secured Loan Lenders, some of which are entities affiliated with ESL. At April 29, 2017, April 30, 2016 and January 28, 2017, entities affiliated with ESL held $216 million, $250 million and $216 million, respectively, of principal amount of the 2016 Secured Loan Facility. See Note 2 for additional information regarding the 2016 Secured Loan Facility.
2016 Term Loan
In April 2016, the Company, through the ABL Borrowers, obtained a $750 million senior secured term loan under the Amended Domestic Credit Agreement with a syndicate of lenders, including $146 million (net of original issue discount) from JPP, LLC and JPP II, LLC, entities affiliated with ESL, and $100 million from the Company's domestic pension plan. At April 29, 2017, JPP LLC and JPP II, LLC, and the Company's domestic pension plan, respectively, held $114 million and $76 million of principal of the 2016 Term Loan. At both April 30, 2016 and January 28, 2017, JPP LLC and JPP II, LLC, and the Company's domestic pension plan, respectively, held $150 million and $100 million of principal of the 2016 Term Loan. As disclosed in Note 1, a portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the 2016 Term Loan, of which $36 million and $24 million was repaid to JPP LLC and JPP II, LLC, and the Company's domestic pension plan, respectively. See Note 2 for additional information regarding the 2016 Term Loan.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Second Lien Term Loan
In September 2016, the Company, through the ABL Borrowers, obtained a $300 million Second Lien Term Loan from the Lenders, entities affiliated with ESL. At both April 29, 2017 and January 28, 2017, JPP LLC and JPP II, LLC held $300 million of principal of the Second Lien Term Loan. See Note 2 for additional information regarding the Second Lien Term Loan.
Senior Secured Notes
At each of April 29, 2017, April 30, 2016 and January 28, 2017, Mr. Lampert and ESL held an aggregate of approximately $11 million of principal of the Company's Senior Secured Notes.
At each of April 29, 2017, April 30, 2016 and January 28, 2017, respectively, Fairholme held an aggregate of approximately $46 million of principal of the Company's Senior Secured Notes.
Subsidiary Notes
At each of April 29, 2017, April 30, 2016 and January 28, 2017, Mr. Lampert and ESL held an aggregate of $3 million of principal amount of unsecured notes issued by SRAC (the "Subsidiary Notes").
At each of April 29, 2017, April 30, 2016 and January 28, 2017, Fairholme held an aggregate of $14 million of principal amount of Subsidiary Notes.
Senior Unsecured Notes and Warrants
At both April 29, 2017 and January 28, 2017, Mr. Lampert and ESL held an aggregate of approximately $188 million of principal amount of the Company's Senior Unsecured Notes, and 10,033,472 warrants to purchase shares of Holdings common stock. At April 30, 2016, Mr. Lampert and ESL held an aggregate of approximately $193 million of principal amount of the Company's Senior Unsecured Notes, and 10,033,472 warrants to purchase shares of Holdings common stock.
At April 29, 2017, April 30, 2016 and January 28, 2017, respectively, Fairholme held an aggregate of approximately $360 million, $357 million and $357 million of principal amount of the Company's Senior Unsecured Notes, and 6,698,590, 6,741,584 and 6,713,725 warrants to purchase shares of Holdings common stock.
Sears Canada
ESL owns approximately 45% of the outstanding common shares of Sears Canada (based on publicly available information as of January 4, 2016). Fairholme owns approximately 21% of the outstanding common shares of Sears Canada (based on publicly available information as of April 28, 2017).
Lands' End
ESL owns approximately 59% of the outstanding common stock of Lands' End (based on publicly available information as of January 5, 2017). Fairholme owns approximately 11% of the outstanding common shares of Lands' End (based on publicly available information as of October 11, 2016). Holdings and certain of its subsidiaries entered into a transition services agreement in connection with the spin-off pursuant to which Lands' End and Holdings agreed to provide, on an interim, transitional basis, various services, including but not limited to, tax services, logistics services, auditing and compliance services, inventory management services, information technology services and continued participation in certain contracts shared with Holdings and its subsidiaries, as well as agreements related to Lands' End Shops at Sears and participation in the Shop Your Way® program. The majority of the services under the transition services agreement with Lands' End have expired or been terminated. In July 2016, the Company and Lands' End executed an agreement pursuant to which the Company will provide foreign buying office support and sourcing services to Lands' End. The agreement expires on June 30, 2017.
Amounts due to or from Lands' End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands' End on at least a monthly basis. At April 29, 2017, April 30, 2016 and January 28, 2017, respectively, Holdings reported a net amount payable to Lands' End of $1 million, $2 million and $1 million in other current liabilities in the Condensed Consolidated Balance Sheets. Amounts related to revenue from retail services and rent

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

for Lands' End Shops at Sears, participation in the Shop Your Way® program and corporate shared services were $15 million for each of the 13 week periods ended April 29, 2017 and April 30, 2016. The amounts Lands' End earned related to call center services and commissions were $2 million for each of the 13 week periods ended April 29, 2017 and April 30, 2016.
SHO
ESL owns approximately 57% of the outstanding common stock of Sears Hometown and Outlet Stores, Inc. ("SHO") (based on publicly available information as of December 1, 2016). Holdings and certain of its subsidiaries engage in transactions with SHO pursuant to various agreements with SHO which, among other things, (1) govern the principal transactions relating to the rights offering and certain aspects of our relationship with SHO following the separation, (2) establish terms under which Holdings and certain of its subsidiaries will provide SHO with services, and (3) establish terms pursuant to which Holdings and certain of its subsidiaries will obtain merchandise for SHO.
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
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At April 29, 2017, April 30, 2016 and January 28, 2017, Holdings reported a net amount receivable from SHO of $36 million, $103 million and $81 million, respectively, within accounts receivable in the Condensed Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $281 million and $335 million, respectively, for the 13 week periods ended April 29, 2017 and April 30, 2016. The net amounts SHO earned related to commissions were $17 million and $22 million for the 13 week periods ended April 29, 2017 and April 30, 2016, respectively. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 for further information related to these guarantees.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Seritage
ESL owns approximately 7.9% of the total voting power of Seritage, and approximately 39% of the limited partnership units of Seritage Growth Properties, L.P. (the "Operating Partnership"), the entity that now owns the properties sold by the Company in the Seritage transaction and through which Seritage conducts its operations (based on publicly available information as of January 3, 2017). Mr. Lampert is also currently the Chairman of the Board of Trustees of Seritage. Fairholme owns approximately 14% of the outstanding Class A common shares of Seritage and 100% of the outstanding Class C non-voting common shares of Seritage (based on publicly available information as of February 16, 2016).
In connection with the Seritage transaction as described in Note 3, Holdings entered into a master lease agreement with Seritage. The initial amount of aggregate annual base rent under the master lease is $134 million for the REIT properties, with increases of 2% per year beginning in the second lease year. At April 29, 2017 and April 30, 2016, respectively, Holdings reported prepaid rent of $8 million and $9 million within prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. Holdings recorded rent expense of $19 million and $21 million, respectively, in cost of sales, buying and occupancy for the 13 week periods ended April 29, 2017 and April 30, 2016. Rent expense consists of straight-line rent expense of $32 million and $36 million, respectively, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $13 million and $15 million, respectively, for the 13 week periods ended April 29, 2017 and April 30, 2016.
In addition to base rent under the Master Lease, Holdings pays monthly installment expenses for property taxes and insurance at all REIT properties where Holdings is a tenant and installment expenses for common area maintenance, utilities and other operating expenses at REIT properties that are multi-tenant locations where Holdings and other third parties are tenants. The initial amount of aggregate installment expenses under the Master Lease was $70 million, based on estimated installment expenses, and currently is $52 million as a result of reconciling actual installment expenses and recapture activity. Holdings paid $12 million and $17 million, respectively, for the 13 week periods ended April 29, 2017 and April 30, 2016, recorded in cost of sales, buying and occupancy. At April 29, 2017, April 30, 2016 and January 28, 2017, respectively, Holdings reported an amount receivable from Seritage of $3 million, $19 million and $14 million within accounts receivable in the Condensed Consolidated Balance Sheets. At January 28, 2017, Holdings reported an amount payable to Seritage of $11 million in other current liabilities in the Condensed Consolidated Balance Sheet.
Holdings and Seritage entered into a transition services agreement pursuant to which Holdings will provide certain limited services to Seritage for up to 18 months. The services include specified facilities management, accounting, treasury, tax, information technology, risk management, human resources, and related support services. Under the terms of the transition services agreement, the scope and level of the facilities management services will be substantially consistent with the scope and level of the services provided in connection with the operation of the transferred properties held by Holdings prior to the closing of the Seritage transaction. The majority of the services under the transition services agreement with Seritage have expired or have been terminated. Amounts due from Seritage are generally settled on a net basis. Holdings invoices Seritage on at least a monthly basis. Revenues recognized related to the transition services agreement were not material for the 13 week periods ended April 29, 2017 or April 30, 2016.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 12—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At April 29, 2017, the principal amount outstanding of the Company's 6 5/8% Senior Secured Notes due 2018 was $303 million. The Senior Secured Notes were issued in 2010 by Sears Holdings Corporation ("Parent"). The Senior Secured Notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by SRAC (the "guarantor subsidiaries"). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at April 29, 2017, April 30, 2016 and January 28, 2017, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Loss for the 13 week periods ended April 29, 2017 and April 30, 2016, and the Condensed Consolidating Statements of Cash flows for the 13 week periods ended April 29, 2017 and April 30, 2016 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

 Condensed Consolidating Balance Sheet
April 29, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$198	$38	$—	$236
Restricted cash	—	28	—	—	28
Intercompany receivables	—	—	27,570	(27,570)	—
Accounts receivable	78	385	16	—	479
Merchandise inventories	—	3,884	—	—	3,884
Prepaid expenses and other current assets	23	681	375	(768)	311
Total current assets	101	5,176	27,999	(28,338)	4,938
Total property and equipment, net	—	1,409	721	—	2,130
Goodwill and intangible assets	—	357	1,261	(98)	1,520
Other assets	563	1,307	1,605	(2,992)	483
Investment in subsidiaries	9,356	27,514	—	(36,870)	—
TOTAL ASSETS	$10,020	$35,763	$31,586	$(68,298)	$9,071
Current liabilities
Short-term borrowings	$—	$674	$—	$(123)	$551
Current portion of long-term debt and capitalized lease obligations	—	584	—	—	584
Merchandise payables	—	961	—	—	961
Intercompany payables	11,316	16,254	—	(27,570)	—
Other current liabilities	35	2,109	1,216	(645)	2,715
Total current liabilities	11,351	20,582	1,216	(28,338)	4,811
Long-term debt and capitalized lease obligations	2,155	3,752	—	(2,761)	3,146
Pension and postretirement benefits	—	1,674	3	—	1,677
Deferred gain on sale-leaseback	—	504	—	—	504
Sale-leaseback financing obligation	—	183	—	—	183
Long-term deferred tax liabilities	48	—	738	(139)	647
Other long-term liabilities	—	1,256	571	(197)	1,630
Total Liabilities	13,554	27,951	2,528	(31,435)	12,598
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(3,534)	7,812	29,058	(36,863)	(3,527)
Total Equity (Deficit)	(3,534)	7,812	29,058	(36,863)	(3,527)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$10,020	$35,763	$31,586	$(68,298)	$9,071

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
January 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$260	$26	$—	$286
Intercompany receivables	—	—	27,415	(27,415)	—
Accounts receivable	—	441	25	—	466
Merchandise inventories	—	3,959	—	—	3,959
Prepaid expenses and other current assets	23	692	856	(1,286)	285
Total current assets	23	5,352	28,322	(28,701)	4,996
Total property and equipment, net	—	1,504	736	—	2,240
Goodwill and intangible assets	—	360	1,528	(98)	1,790
Other assets	4	285	931	(884)	336
Investment in subsidiaries	9,110	26,703	—	(35,813)	—
TOTAL ASSETS	$9,137	$34,204	$31,517	$(65,496)	$9,362
Current liabilities
Short-term borrowings	$—	$108	$—	$(108)	$—
Current portion of long-term debt and capitalized lease obligations	—	1,189	—	(599)	590
Merchandise payables	—	1,048	—	—	1,048
Intercompany payables	11,830	15,585	—	(27,415)	—
Other current liabilities	17	2,479	1,219	(672)	3,043
Total current liabilities	11,847	20,409	1,219	(28,794)	4,681
Long-term debt and capitalized lease obligations	1,215	3,160	—	(802)	3,573
Pension and postretirement benefits	—	1,746	4	—	1,750
Deferred gain on sale-leaseback	—	563	—	—	563
Sale-leaseback financing obligation	—	235	—	—	235
Long-term deferred tax liabilities	48	—	724	(29)	743
Other long-term liabilities	—	808	1,038	(205)	1,641
Total Liabilities	13,110	26,921	2,985	(29,830)	13,186
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(3,973)	7,283	28,532	(35,666)	(3,824)
Total Equity (Deficit)	(3,973)	7,283	28,532	(35,666)	(3,824)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$9,137	$34,204	$31,517	$(65,496)	$9,362

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended April 29, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales and services	$—	$4,298	$610	$(607)	$4,301
Cost of sales, buying and occupancy	—	3,458	238	(325)	3,371
Selling and administrative	1	1,331	217	(282)	1,267
Depreciation and amortization	—	71	16	—	87
Impairment charges	—	15	—	—	15
Gain on sales of assets	(492)	(249)	—	—	(741)
Total costs and expenses	(491)	4,626	471	(607)	3,999
Operating income (loss)	491	(328)	139	—	302
Interest expense	(117)	(221)	(4)	214	(128)
Interest and investment income (loss)	10	39	163	(214)	(2)
Income (loss) before income taxes	384	(510)	298	—	172
Income tax (expense) benefit	—	129	(57)	—	72
Equity (deficit) in earnings in subsidiaries	(140)	170	—	(30)	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$244	$(211)	$241	$(30)	$244

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended April 29, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$244	$(211)	$241	$(30)	$244
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	50	—	—	50
Currency translation adjustments, net of tax	—	—	1	—	1
Unrealized net gain, net of tax	—	—	26	(26)	—
Total other comprehensive income	—	50	27	(26)	51
Comprehensive income (loss) attributable to Holdings' shareholders	$244	$(161)	$268	$(56)	$295

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended April 29, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(1,052)	$172	$—	$(880)
Proceeds from sales of property and investments	—	193	—	—	193
Proceeds from Craftsman Sale	572	—	—	—	572
Purchases of property and equipment	—	(19)	(3)	—	(22)
Net investing with Affiliates	(572)	—	(157)	729	—
Net cash provided by (used in) investing activities	—	174	(160)	729	743
Repayments of long-term debt	—	(430)	—	—	(430)
Increase in short-term borrowings, primarily 90 days or less	—	551	—	—	551
Debt issuance costs	—	(6)	—	—	(6)
Net borrowing with Affiliates	—	729	—	(729)	—
Net cash provided by financing activities	—	844	—	(729)	115
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(34)	12	—	(22)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF YEAR	—	260	26	—	286
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$—	$226	$38	$—	$264

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended April 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$50	$(984)	$265	$(53)	$(722)
Proceeds from sales of property and investments	—	29	9	—	38
Purchases of property and equipment	—	(38)	(2)	—	(40)
Net investing with Affiliates	(50)	—	(209)	259	—
Net cash used in investing activities	(50)	(9)	(202)	259	(2)
Proceeds from debt issuances	—	1,228	—	—	1,228
Repayments of long-term debt	—	(18)	—	—	(18)
Decrease in short-term borrowings, primarily 90 days or less	—	(417)	—	—	(417)
Debt issuance costs	—	(21)	—	—	(21)
Intercompany dividend	—	—	(53)	53	—
Net borrowing with Affiliates	—	259	—	(259)	—
Net cash provided by (used in) financing activities	—	1,031	(53)	(206)	772
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	38	10	—	48
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF YEAR	—	200	38	—	238
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$—	$238	$48	$—	$286

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of stores with 1,275 full-line and specialty retail stores in the United States, operating as Kmart and Sears. Further, we operate a number of websites under the Sears.com and Kmart.com banners which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way® connects all of the ways members shop - in store, at home, online and by phone.
We conduct our operations in two business segments: Kmart and Sears Domestic. The nature of operations conducted within each of these segments is discussed within the "Business Segments" section of Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. Our business segments have been determined in accordance with accounting standards regarding the determination, and reporting, of business segments.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended
millions, except per share data	April 29, 2017	April 30, 2016
REVENUES
Merchandise sales and services	$4,301	$5,394
COSTS AND EXPENSES
Cost of sales, buying and occupancy	3,371	4,217
Gross margin dollars	930	1,177
Gross margin rate	21.6%	21.8%
Selling and administrative	1,267	1,503
Selling and administrative expense as a percentage of total revenues	29.5%	27.9%
Depreciation and amortization	87	95
Impairment charges	15	8
Gain on sales of assets	(741)	(61)
Total costs and expenses	3,999	5,762
Operating income (loss)	302	(368)
Interest expense	(128)	(85)
Interest and investment loss	(2)	(4)
Other income	—	1
Income (loss) before income taxes	172	(456)
Income tax benefit (expense)	72	(15)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$244	$(471)
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic earnings (loss) per share	$2.28	$(4.41)
Diluted earnings (loss) per share	$2.28	$(4.41)
Basic weighted average common shares outstanding	107.2	106.8
Diluted weighted average common shares outstanding	107.2	106.8
References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a negative impact to our comparable store sales results of approximately 70 basis points for the 13 week period ended April 29, 2017, but did not impact comparable store sales for the 13 week period ended April 30, 2016. In addition, comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a benefit of approximately 10 basis points for both 13 week periods ended April 29, 2017 and April 30, 2016.
Net Income (Loss) Attributable to Holdings' Shareholders, Net Income (Loss) per Share, Adjusted EBITDA and Adjusted Loss per Share
We recorded net income attributable to Holdings' shareholders for the first quarter of $244 million, or $2.28 earnings per diluted share, and a net loss attributable to Holdings shareholders of $471 million, or $4.41 loss per diluted share, for 2017 and 2016, respectively.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

In addition to our net income (loss) attributable to Sears Holdings' shareholders determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for purposes of evaluating operating performance, we use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), as well as Adjusted Earnings per Share ("Adjusted EPS").
Adjusted EBITDA was determined as follows:

	13 Weeks Ended
millions	April 29, 2017	April 30, 2016
Net income (loss) attributable to Holdings per statement of operations	$244	$(471)
Income tax (benefit) expense	(72)	15
Interest expense	128	85
Interest and investment loss	2	4
Other income	—	(1)
Operating income (loss)	302	(368)
Depreciation and amortization	87	95
Gain on sales of assets	(741)	(61)
Before excluded items	(352)	(334)

Closed store reserve and severance	76	87
Pension expense	45	72
Other(1)	15	8
Amortization of deferred Seritage gain	(21)	(22)
Impairment charges	15	8
Adjusted EBITDA	$(222)	$(181)
(1) The 13 weeks ended April 29, 2017 consisted of transaction costs associated with strategic initiatives, while the 13 weeks ended April 30, 2016 consisted of expenses associated with legal matters.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	April 29, 2017			April 30, 2016
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Operating income (loss) per statement of operations	$450	$(148)	$302	$(116)	$(252)	$(368)
Depreciation and amortization	13	74	87	19	76	95
Gain on sales of assets	(597)	(144)	(741)	(46)	(15)	(61)
Before excluded items	(134)	(218)	(352)	(143)	(191)	(334)

Closed store reserve and severance	34	42	76	73	14	87
Pension expense	—	45	45	—	72	72
Other(1)	—	15	15	8	—	8
Amortization of deferred Seritage gain	(4)	(17)	(21)	(4)	(18)	(22)
Impairment charges	5	10	15	3	5	8
Adjusted EBITDA	$(99)	$(123)	$(222)	$(63)	$(118)	$(181)
% to revenues	(6.6)%	(4.4)%	(5.2)%	(2.9)%	(3.6)%	(3.4)%
(1) The 13 weeks ended April 29, 2017 consisted of transaction costs associated with strategic initiatives, while the 13 weeks ended April 30, 2016 consisted of expenses associated with legal matters.
The following tables set forth results of operations on a GAAP and "As Adjusted" basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during 13 week periods ended April 29, 2017 and April 30, 2016.

	13 Weeks Ended April 29, 2017
		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sale of Trade name	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$930	$—	$15	$—	$—	$—	$(21)	$—	$—	$924
Selling and administrative impact	1,267	(45)	(61)	—	—	—	—	(15)	—	1,146
Depreciation and amortization impact	87	—	(6)	—	—	—	—	—	—	81
Impairment charges impact	15	—	(15)	—	—	—	—	—	—	—
Gain on sales of assets impact	(741)	—	—	492	189	—	—	—	—	(60)
Operating income impact	302	45	97	(492)	(189)	—	(21)	15	—	(243)
Interest and investment loss impact	(2)	—	—	—	—	5	—	—	—	3
Income tax benefit impact	72	(17)	(36)	185	71	(2)	8	(6)	(137)	138
After tax impact	244	28	61	(307)	(118)	3	(13)	9	(137)	(230)
Diluted earnings (loss) per share impact	$2.28	$0.26	$0.57	$(2.87)	$(1.10)	$0.03	$(0.12)	$0.08	$(1.28)	$(2.15)
(1) Consisted of transaction costs associated with strategic initiatives.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

	13 Weeks Ended April 30, 2016
		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$1,177	$—	$60	$—	$—	$(22)	$—	$—	$1,215
Selling and administrative impact	1,503	(72)	(27)	—	—	—	(8)	—	1,396
Depreciation and amortization impact	95	—	(4)	—	—	—	—	—	91
Impairment charges impact	8	—	(8)	—	—	—	—	—	—
Gain on sales of assets impact	(61)	—	—	26	—	—	—	—	(35)
Operating loss impact	(368)	72	99	(26)	—	(22)	8	—	(237)
Interest and investment loss impact	(4)	—	—	—	6	—	—	—	2
Income tax expense impact	(15)	(27)	(37)	10	(2)	8	(3)	186	120
After tax impact	(471)	45	62	(16)	4	(14)	5	186	(199)
Diluted loss per share impact	$(4.41)	$0.42	$0.58	$(0.15)	$0.04	$(0.13)	$0.05	$1.74	$(1.86)
(1) Consisted of expenses associated with legal matters.
Adjusted EBITDA is computed as net income (loss) attributable to Sears Holdings Corporation appearing in the Condensed Statements of Operations excluding income tax (expense) benefit, interest expense, interest and investment loss, depreciation and amortization and gain on sales of assets. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
While Adjusted EBITDA is a non-GAAP financial measurement, management believes that it is an important indicator of ongoing operating performance, and useful to investors, because:

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

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

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

The components of the adjustments to EBITDA related to domestic pension expense were as follows:

	13 Weeks Ended
millions	April 29, 2017	April 30, 2016
Components of net periodic expense:
Interest cost	$51	$57
Expected return on plan assets	(57)	(50)
Recognized net loss and other	51	65
Net periodic expense	$45	$72
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
Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions. Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business and that do not have an immediate, corresponding impact on the benefits provided to eligible retirees. For further information on the actuarial assumptions and plan assets referenced above, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies and Estimates - Defined Benefit Pension Plans, and Note 7 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

•
Closed store reserve and severance – We are transforming our Company to a less asset-intensive business model. Throughout this transformation, we continue to make choices related to our stores, which could result in sales, closures, lease terminations or a variety of other decisions.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

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

•
Mark-to-market adjustments – We elected the fair value option for the equity method investment in Sears Canada, and the change in fair value is recorded in interest and investment income in the Condensed Consolidated Statement of Operations. Management considers activity related to our retained investment in Sears Canada to result from investing decisions rather than ongoing operations. Furthermore, we do not consider the short term fluctuations in Sears Canada's stock price useful in assessing our operating performance.

•
Amortization of deferred Seritage gain – A portion of the gain on the Seritage transaction was deferred and will be recognized in proportion to the related rent expense, which is a component of cost of sales, buying and occupancy, in the Condensed Consolidated Statements of Operations, over the lease term. Management considers the amortization of the deferred Seritage gain to result from investing decisions rather than ongoing operations.

•	Other – consists of transaction costs associated with strategic initiatives and expenses associated with legal matters.

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

13-week period ended April 29, 2017 compared to the 13-week period ended April 30, 2016
Revenues and Comparable Store Sales
Revenues decreased $1.1 billion to $4.3 billion for the first quarter of 2017, as compared to revenues of $5.4 billion for the first quarter of 2016. The year-over-year decline in revenues was primarily driven by having fewer Kmart and Sears Full-line stores in operation, which accounted for $557 million of the decline, as well as an 11.9% decline in comparable store sales during the quarter, which accounted for $417 million of the revenue decline. In addition, we also experienced a decline in revenues from Sears Hometown and Outlet Stores, Inc. ("SHO") of approximately $53 million during the first quarter of 2017 as compared to the prior year quarter.
Kmart comparable store sales declined 11.2% during the quarter, primarily driven by declines in the grocery & household, pharmacy, apparel and home categories. Sears Domestic comparable store sales decreased 12.4%, primarily driven by decreases in the home appliances, apparel and lawn & garden categories.
Gross Margin
Gross margin decreased $247 million to $930 million for the first quarter of 2017, as compared to the prior year first quarter due to the above noted decline in sales, as well as a decline in gross margin rate. The decline in margin rate is largely attributed to a decrease in occupancy leverage. Gross margin for the first quarters of 2017 and 2016 included credits of $21 million and $22 million, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, as well as charges of $15 million and $60 million, respectively, related to store closures.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

Kmart's gross margin rate for the first quarter declined 130 basis points compared to the prior year first quarter, while Sears Domestic's gross margin rate improved 10 basis points for the quarter. Excluding the impact of significant items related to store closures noted in our Adjusted Earnings Per Share tables, Kmart's gross margin rate would have declined 310 basis points, while Sears Domestic's gross margin rate would have declined 20 basis points. The overall decline in Kmart's gross margin rate was primarily driven by declines in the apparel and grocery & household categories. The decrease in Sears Domestic's gross margin rate was primarily driven by declines in the home appliances, footwear and tools categories. Both formats experienced an increase in promotional markdowns, including an increase in Shop Your Way expense, as a result of the competitive retail environment.
In addition, as a result of the Seritage and JV transactions, the first quarter of 2017 included additional rent expense of approximately $45 million, while the first quarter of 2016 included additional rent expense of approximately $54 million. Due to the structure of the leases, we expect that our cash rent obligations to Seritage and the joint venture partners will decline, over time, as space in these stores is recaptured. From the inception of the Seritage transaction to date, we have received recapture notices on 35 properties, which is estimated to reduce the rent expense by approximately $24 million on an annual basis. We have also exercised our right to terminate the lease on 36 properties, which is estimated to reduce rent expense by approximately $12 million on an annual basis.
Selling and Administrative Expenses
Selling and administrative expenses decreased $236 million in the first quarter of 2017 compared to the prior year quarter. The first quarter of 2017 included significant items related to our pension plan, store closings and severance and transaction costs associated with strategic initiatives which aggregated to expense of $121 million, while the first quarter of 2016 included significant items related to pension plans, store closings and severance and expenses associated with legal matters which aggregated to expense of $107 million. Excluding these items, selling and administrative expenses declined $250 million from the prior year quarter primarily due to a decrease in payroll expense. In addition, advertising expense also declined as we shift away from traditional advertising to use of Shop Your Way points expense, which is included within gross margin.
Our selling and administrative expenses as a percentage of total revenues ("selling and administrative expense rate") was 29.5% for the first quarter of 2017, compared to 27.9% in the prior year, and increased due to the decline in revenues, partially offset by the overall decrease in expenses noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased by $8 million in the first quarter of 2017 to $87 million, primarily due to having fewer assets to depreciate.
Impairment Charges
We recorded impairment charges of $15 million and $8 million during the first quarter of 2017 and 2016, respectively, related to the impairment of long-lived assets. Impairment charges recorded are described further in Note 3 of Notes to Condensed Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets for the quarter of $741 million in 2017 and $61 million in 2016. The gains recorded in the first quarter of 2017 included a gain of $492 million recognized on the Craftsman Sale, in addition to $124 million related to the sale of three Sears Full-line stores and one Kmart store, and $23 million related to a previously deferred gain for one Sears Full-line store that qualified for sales recognition and sale-leaseback accounting in the first quarter. Gains on the sales of assets recorded during the first quarter of 2017 also included a gain of $13 million related to three stores that closed pursuant to recapture notices from Seritage and $29 million related to other recapture and lease termination activity.
Gain on the sales of assets recorded during the first quarter of 2016 included a gain of $26 million related to three stores that closed pursuant to recapture notices from Seritage, of which $13 million related to the gain that had been deferred as we no longer have continuing involvement, and $13 million related to lease termination proceeds. See

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Income (Loss)
The Company reported operating income of $302 million in the first quarter of 2017 compared to an operating loss of $368 million in the first quarter of 2016. Operating income for the first quarter of 2017 included significant items noted above which aggregated to operating income of $545 million. Operating loss for the first quarter of 2016 included significant items noted above which aggregated to operating expense of $131 million. Excluding these items, we would have reported an operating loss of $243 million and $237 million for the first quarter of 2017 and 2016, respectively. The increase in adjusted operating loss in 2017 was primarily due to the decline in gross margin dollars, partially offset by the overall decline in selling and administrative expenses.
Interest and Investment Loss
We recorded interest and investment loss of $2 million during the first quarter of 2017 compared to $4 million during the first quarter of 2016. The first quarter of 2017 and 2016 included a loss of $5 million and $6 million, respectively, related to our equity investment in Sears Canada.
Income Taxes
Our effective tax rate for the first quarter of 2017 was a benefit rate of 41.9% compared to an expense rate of 3.3% in the prior year first quarter. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2017 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. During the first quarter of 2017, the Company realized a significant tax benefit on the reversal of deferred taxes related to the sale of the Craftsman trade name. In addition, the first quarters of 2017 and 2016 were negatively impacted by foreign branch taxes and state income taxes.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

SEGMENT OPERATIONS
The following discussion of our business segment results is organized into two reportable segments: Kmart and Sears Domestic.
Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	April 29, 2017	April 30, 2016
Merchandise sales and services	$1,493	$2,139

Cost of sales, buying and occupancy	1,230	1,735
Gross margin dollars	263	404
Gross margin rate	17.6%	18.9%

Selling and administrative	392	544
Selling and administrative expense as a percentage of total revenues	26.3%	25.4%
Depreciation and amortization	13	19
Impairment charges	5	3
Gain on sales of assets	(597)	(46)
Total costs and expenses	1,043	2,255
Operating income (loss)	$450	$(116)
Adjusted EBITDA	$(99)	$(63)
Number of stores	624	896
13-week period ended April 29, 2017 compared to the 13-week period ended April 30, 2016
Revenues and Comparable Store Sales
For the quarter, Kmart's revenues decreased by $646 million to $1.5 billion in 2017, primarily due to the effect of having fewer stores in operation, which accounted for approximately $469 million of the decline, as well as the decrease in comparable store sales, which accounted for approximately $178 million of the decline.
Comparable store sales declined 11.2% during the quarter, primarily driven by declines in the grocery & household, pharmacy, apparel and home categories.
Gross Margin
For the quarter, Kmart generated gross margin dollars of $263 million in 2017 compared to $404 million in 2016. Gross margin for the first quarter included credits of $4 million in both 2017 and 2016, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, as well as charges of $10 million and $51 million in 2017 and 2016, respectively, related to store closures.
Kmart's gross margin rate for the quarter declined 130 basis points to 17.6% in 2017 from 18.9% in 2016. Excluding the impact of significant items recorded in gross margin during the quarter, Kmart's gross margin rate would have declined 310 basis points. The overall decline in Kmart's gross margin rate was primarily driven by declines in the apparel and grocery & household categories due to increased promotional markdowns, including an increase in Shop Your Way expense.
In addition, as a result of the Seritage and JV transactions, the first quarter of 2017 and 2016 included additional rent expense of approximately $6 million and $11 million, respectively.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

Selling and Administrative Expenses
For the quarter, Kmart's selling and administrative expenses decreased $152 million in 2017 as compared to the first quarter in 2016. Selling and administrative expenses for the first quarter of 2017 and 2016 were impacted by significant items related to store closings and severance which aggregated to expense of $24 million in 2017 and income of $30 million in 2016. Excluding these items, selling and administrative expenses decreased $146 million primarily due to a decrease in payroll expense.
Kmart's selling and administrative expense rate for the quarter was 26.3% in 2017 and 25.4% in 2016 and increased due to the decline in revenues, partially offset by the overall decrease in expenses noted above.
Gain on Sales of Assets
Kmart recorded a total gain on sales of assets for the quarter of $597 million and $46 million in 2017 and 2016, respectively. The gains recorded in the first quarter of 2017 included a gain of $492 million recognized on the sale of the Craftsman brand, in addition to $28 million related to the sale of one Kmart store. Gains on the sales of assets recorded during the first quarter of 2017 also included a gain of $3 million related to one store that closed pursuant to recapture notices from Seritage and $24 million related to other recapture and lease termination activity. The gains recorded during the first quarter of 2016 included a gain of $22 million related to two stores that closed pursuant to recapture notices from Seritage. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Income (Loss)
For the quarter, Kmart recorded operating income of $450 million and an operating loss of $116 million in 2017 and 2016, respectively. Operating income for the first quarter of 2017 included significant items noted above which aggregated to operating income of $511 million. Operating loss for the first quarter of 2016 included significant items noted above which aggregated to operating expense of $62 million. Excluding these items, Kmart would have reported an operating loss of $61 million and $54 million for the first quarter of 2017 and 2016, respectively. The increase in Kmart's adjusted operating loss was primarily driven by the decline in gross margin dollars, partially offset by the decrease in selling and administrative expenses.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	April 29, 2017	April 30, 2016
Merchandise sales and services	$2,808	$3,255

Cost of sales, buying and occupancy	2,141	2,482
Gross margin dollars	667	773
Gross margin rate	23.8%	23.7%

Selling and administrative	875	959
Selling and administrative expense as a percentage of total revenues	31.2%	29.5%
Depreciation and amortization	74	76
Impairment charges	10	5
Gain on sales of assets	(144)	(15)
Total costs and expenses	2,956	3,507
Operating loss	$(148)	$(252)
Adjusted EBITDA	$(123)	$(118)
Number of:
Full-line stores	626	700
Specialty stores	25	26
Total Sears Domestic Stores	651	726
13-week period ended April 29, 2017 compared to the 13-week period ended April 30, 2016
Revenues and Comparable Store Sales
For the quarter, Sears Domestic's revenues decreased by $447 million to $2.8 billion. The decline in revenue was primarily driven by a decrease in comparable store sales of 12.4%, which accounted for $239 million of the decline, and the effect of having fewer Full-line stores in operation, which accounted for $88 million of the decline. In addition, we also experienced a decline in revenues from SHO of approximately $53 million during the first quarter of 2017 as compared to the prior year quarter.
Comparable store sales for the quarter declined primarily driven by decreases in the home appliances, apparel and lawn & garden categories.
Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $667 million in 2017, compared to $773 million in 2016. Gross margin for the first quarter included credits of $17 million and $18 million in 2017 and 2016, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction. Gross margin for the first quarter also included charges of $5 million and $9 million in 2017 and 2016, respectively, related to store closures.
Sears Domestic's gross margin rate for the quarter improved 10 basis points to 23.8% in 2017 from 23.7% in 2016. Excluding the impact of significant items recorded in gross margin during the quarter, Sears Domestic's gross margin rate would have declined 20 basis points primarily driven by declines in the home appliances, footwear and tools categories due to increased promotional markdowns, including an increase in Shop Your Way expense.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

In addition, as a result of the Seritage and JV transactions, the first quarter of 2017 and 2016 included additional rent expense of approximately $39 million and $43 million, respectively.
Selling and Administrative Expenses
For the quarter, Sears Domestic's selling and administrative expenses decreased $84 million in 2017 as compared to the prior year. Selling and administrative expenses for the first quarter of 2017 and 2016 were impacted by significant items related to store closures and severance, transactions costs associated with strategic initiatives and legal matters, which aggregated to expense of $97 million and $77 million, respectively. Excluding these items, selling and administrative expenses decreased $104 million, primarily due to decreases in payroll expense and advertising expenses.
Sears Domestic's selling and administrative expense rate for the quarter was 31.2% in 2017 and 29.5% in 2016 and increased due to the decline in revenues, partially offset by the overall decrease in expenses noted above.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the quarter of $144 million and $15 million in 2017 and 2016, respectively. The gains recorded in the first quarter of 2017 included a gain of $124 million related to the sale of three Sears Full-line stores, and $23 million related to a previously deferred gain for one Sears Full-line store that qualified for sales recognition and sale-leaseback accounting in the first quarter. Gains on the sales of assets recorded during the first quarter of 2017 also included a gain of $10 million related to two stores that closed pursuant to recapture notices from Seritage, and $5 million related to other recapture and lease termination activity. The gains recorded during the first quarter of 2016 included a gain of $4 million related to one store that closed pursuant to recapture notices from Seritage, and $1 million related to lease termination proceeds. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
For the quarter, Sears Domestic reported an operating loss of $148 million and $252 million in 2017 and 2016, respectively. Sears Domestic's operating loss for the first quarter of 2017 and 2016 included significant items which aggregated to operating expense of $34 million and $69 million, respectively. Excluding these items, we would have reported an operating loss of $182 million and $183 million for the first quarter of 2017 and 2016, respectively. The slight improvement in adjusted operating loss in 2017 was primarily driven by the decrease in selling and administrative expenses noted above, which was partially offset by the decline in gross margin.
ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of April 29, 2017, April 30, 2016 and January 28, 2017 are detailed in the following table.

millions	April 29, 2017	April 30, 2016	January 28, 2017
Cash and equivalents	$136	$167	$196
Cash posted as collateral	3	3	3
Credit card deposits in transit	97	116	87
Total cash and cash equivalents	236	286	286
Restricted cash	28	—	—
Total cash balances	$264	$286	$286

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

We had total cash balances of $264 million at April 29, 2017, compared to $286 million at both April 30, 2016 and January 28, 2017. During the first quarter of 2017, the Company received net proceeds of approximately $572 million from the Craftsman brand sale, as well as proceeds of $193 million from the sale of properties. These proceeds were primarily used to reduce outstanding borrowings under the Company's term loans, as well as for general corporate purposes.
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
Restricted cash consisted of proceeds received for the sale of a store that served as collateral for the 2016 Secured Loan Facility.
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $37 million, $50 million and $29 million as of April 29, 2017, April 30, 2016 and January 28, 2017, respectively.
Operating Activities
During the first quarter of 2017, we used net cash in operating activities of $880 million compared to $722 million in the first quarter of 2016. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories and the payment of operating expenses. We used more cash in operations in the first quarter of 2017 compared to the comparable prior year period primarily due to a decline in operating performance.
Merchandise inventories were $3.9 billion and $5.0 billion at April 29, 2017 and April 30, 2016, respectively, while merchandise payables were $1.0 billion and $1.3 billion at April 29, 2017 and April 30, 2016. Our inventory balances at April 29, 2017 decreased approximately $1.1 billion from the prior year first quarter due to both store closures and improved productivity. Sears Domestic inventory decreased in virtually all categories with the most notable decreases in the apparel, home appliances and tools categories. Kmart inventory also decreased in virtually all categories with the most notable decreases in the apparel, drugstore, grocery & household and home categories.
Investing Activities
During the first quarter of 2017, we generated net cash flows in investing activities of $743 million, which consisted of cash proceeds from the sale of the Craftsman Brand of $572 million and from the sale of properties of $193 million, offset by cash used for capital expenditures of $22 million. During the first quarter of 2016, we used net cash flows in investing activities of $2 million, which consisted of cash proceeds from the sale of properties and investments of $38 million, offset by cash used for capital expenditures of $40 million.
Financing Activities
For the first quarter of 2017, we generated net cash flows from financing activities of $115 million, which primarily consisted of an increase in short-term borrowings of $551 million, partially offset by debt repayments of $430 million. During the first quarter of 2016, we generated net cash flows from financing activities of $772 million, which consisted of net proceeds from the 2016 Term Loan of $722 million, as well as net cash proceeds from the 2016 Secured Loan Facility of $485 million, which were partially offset by a decrease in short-term borrowings of $417 million and debt repayments of $18 million.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayments and pension plan contributions. The Company has taken a number of actions to continue to support its operations and meet its obligations in light of the incurred losses and negative cash flows experienced over the past several years.
During 2016, the Company completed various financing transactions, including the closing of the $750 million Senior Secured Term Loan under its domestic credit facility (the "2016 Term Loan") maturing in July 2020, which generated net proceeds of approximately $722 million, the completion of a $500 million real estate loan facility in April 2016 (the "2016 Secured Loan Facility") maturing in July 2017 which generated net proceeds of approximately $485 million, the completion of an additional $500 million real estate loan facility in January 2017 (the "2017 Secured Loan Facility") maturing in July 2020 which generated net proceeds of approximately $486 million, and also entering into a $300 million Second Lien Credit Agreement in September 2016 (the "Second Lien Term Loan") maturing in 2020 which generated net proceeds of approximately $291 million. Additionally, the Company generated nearly $460 million in cash proceeds from the sale of real estate and other asset sales.
Other recent actions announced during the fourth quarter of 2016 included a new Letter of Credit and Reimbursement Agreement (the "LC Facility Agreement") providing for up to a $500 million (of which $200 million was committed at April 29, 2017) secured standby letter of credit facility (the "LC Facility") from certain affiliates of ESL Investments, Inc., and the establishment of a Special Committee of the Board of Directors to market certain real estate properties targeting at least $1.0 billion of asset sales. The specific assets involved, the timing and the overall amount will depend on a variety of factors, including market conditions, interest in specific assets, valuations of those assets and our underlying operating performance. A portion of the cash proceeds generated from these asset sales will be utilized to repay amounts outstanding under both the 2016 Secured Loan Facility and 2017 Secured Loan Facility.
During fiscal year 2017, we have continued to take actions to improve our liquidity. The marketing process for real estate under the Special Committee is actively proceeding. The Special Committee has received non-overlapping bids in excess of $700 million on over 60 separate real estate properties. To date we have received cash proceeds of $28 million since the initiation of the marketing process under the Special Committee and an additional $133 million in the normal course of business.
Additionally, in February 2017, the Company entered into an amendment to our existing domestic credit facility. The amendment reduced the aggregate revolver commitments from $1.971 billion to $1.5 billion, but also implemented other modifications to covenants and reserves against the domestic credit facility borrowing base that improved net liquidity. The amended credit facility is smaller in size, reflecting the Company's reduced needs consistent with lower inventory levels associated with our transforming business model, which has fewer physical stores and a greater online presence. The amendment also provides additional flexibility in the form of a $250 million increase in the general debt basket from $750 million to $1.0 billion with $485 million available to borrow at April 29, 2017 after giving consideration to existing outstanding borrowings. Our domestic credit facility permits us up to $500 million of FILO loan capacity under the credit agreement and up to $2.0 billion of second lien loan capacity (of which $604 million is currently utilized) outside the credit agreement, all depending on the applicable and available borrowing base as defined in our applicable debt agreements, as well as our ability to secure commitments from lenders. We also have the ability to obtain longer-term secured financing maturing outside of the domestic credit facility maturity date which would not be subject to borrowing base limitations (see Note 2 of Notes to Condensed Consolidated Financial Statements). Other options available to us include refinancing existing debt, securitizing assets and additional real estate loans, which we have successfully executed in the past. Further, in 2017, the Company issued commercial paper to meet short-term liquidity needs, with the maximum amount outstanding during this time of $100 million, and $15 million outstanding at April 29, 2017.
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

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

products for the next 15 years. As described in Note 1 of Notes to Consolidated Financial Statements, the Pension Benefit Guaranty Corporation ("PBGC") consented to the sale of the Craftsman-related assets that had been "ring-fenced" under the pension plan protection and forbearance agreement (the "PPPFA") with the PBGC.
In April 2017, the Company provided an update to our restructuring program, including increasing our annualized cost savings target to $1.25 billion. The initiatives being taken to realize our cost savings target include: the closure of under-performing stores, including the previously announced closure of 150 non-profitable stores, comprised of 108 Kmart and 42 Sears locations, which has been completed; the closure of 92 under-performing pharmacy operations in certain Kmart stores and the closure of 50 Sears Auto Center locations; simplification of the organizational structure of Sears Holdings through consolidation of the leadership of retail operations for Sears and Kmart and elimination of certain senior management roles; and a comprehensive review of the Company's value chain to identify broader opportunities for competitively priced products and drive operational efficiencies.
Finally, in May 2017, Sears Holdings reached agreement to extend the maturity of $400 million of our $500 million 2016 Secured Loan Facility maturing in July 2017 to January 2018. Additionally, the Company has options to further extend the loan until July 2018.
We acknowledge that we continue to face a challenging competitive environment and while we continue to focus on our overall profitability, including managing expenses, we reported a loss in the first quarter of 2017, when excluding significant items noted in our Adjusted Earnings Per Share tables, and were required to fund cash used in operating activities with cash from investing and financing activities. We expect that the actions outlined above will further enhance our liquidity and financial flexibility. In addition, as previously discussed, we expect to generate additional liquidity through the monetization of our real estate, additional debt financing actions, and potential asset securitizations. We expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs.
We also continue to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of our Home Services and Sears Auto Centers businesses, as well as our Kenmore and DieHard brands through partnerships or other means of externalization that could expand distribution of our brands and service offerings to realize significant growth. We expect to continue to right-size, redeploy and highlight the value of our assets, including monetizing our real estate portfolio and exploring potential asset securitizations, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company.
We believe that the actions discussed above are probable of occurring and mitigate the liquidity risk raised by our historical operating results and satisfy our estimated liquidity needs during the next 12 months from the issuance of the financial statements. The PPPFA contains certain limitations on our ability to sell assets, which could impact our ability to complete asset sale transactions or our ability to use proceeds from those transactions to fund our operations. Therefore, the planned actions take into account the applicable restrictions under the PPPFA.
If we continue to experience operating losses, and we are not able to generate additional liquidity through the actions described above or through some combination of other actions, while not expected, then our liquidity needs may exceed availability under our amended Domestic Credit Agreement and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Moreover, if the borrowing base (as calculated pursuant to our outstanding second lien debt) falls below the principal amount of such second lien debt plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for such debt on the last day of any two consecutive quarters, it could trigger an obligation to repurchase or repay second lien debt in an amount equal to such deficiency.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

Our outstanding borrowings at April 29, 2017, April 30, 2016 and January 28, 2017 were as follows:

millions	April 29, 2017	April 30, 2016	January 28, 2017
Short-term borrowings:
Unsecured commercial paper	$15	$136	$—
Secured borrowings	536	244	—
Long-term debt, including current portion:
Notes and debentures outstanding	3,625	3,198	4,018
Capitalized lease obligations	105	180	145
Total borrowings	$4,281	$3,758	$4,163
We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets.

	13 Weeks Ended
millions	April 29, 2017	April 30, 2016
Secured borrowings:
Maximum daily amount outstanding during the period	$607	$1,150
Average amount outstanding during the period	209	815
Amount outstanding at period-end	536	244
Weighted average interest rate	6.0%	4.3%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$100	$184
Average amount outstanding during the period	22	67
Amount outstanding at period-end	15	136
Weighted average interest rate	7.9%	7.8%
Information about our Domestic Credit Agreement, Term Loan, Secured Loan Facility, Secured Short-term Loan, 2016 Term Loan, Senior Secured Notes, Senior Unsecured Notes, Unsecured Commercial Paper and Wholly-owned Insurance Subsidiary and Intercompany Securities is included in Note 2 of Notes to Condensed Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

Intangible Asset Impairment Assessment
We continue to monitor our performance and do not believe an event has occurred that would result in an indefinite-lived intangible asset impairment at quarter end. However, further indefinite-lived intangible impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry, deterioration in our performance or our future projections, if actual results are not consistent with our estimates and assumptions used in the 2016 year-end impairment analysis, or changes in our plans for one or more indefinite-lived intangible assets. The intangible asset impairment analysis is particularly sensitive to changes in the projected revenue growth rate and the assumed weighted-average cost of capital. Changes to these key assumptions could result in revisions of management’s estimates of the fair value of the indefinite-lived intangible assets and could result in impairment charges in the future, which could be material to our results of operations.
Recent Accounting Pronouncements
See Part I, Item 1, "Financial Statements – Notes to Condensed Consolidated Financial Statements," Note 10 – "Recent Accounting Pronouncements," for information regarding new accounting pronouncements.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

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
Certain of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended January 29, 2017 and in our other filings with the Securities and Exchange Commission, which may be accessed through the Commission's website at www.sec.gov.
While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available, except as required by law.

SEARS HOLDINGS CORPORATION
13 Weeks Ended April 29, 2017 and April 30, 2016

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations.
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At April 29, 2017, 43% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at April 29, 2017, which totaled approximately $1.9 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $19 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the first quarter of 2017. During the 13-week period ended April 29, 2017, we did not repurchase any shares of our common stock under our common share repurchase program. At April 29, 2017, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 29, 2017 to February 25, 2017	—	$—	—	$—
February 26, 2017 to April 1, 2017	617	7.62	—	—
April 2, 2017 to April 29, 2017	—	—	—	—
Total	617	$7.62	—	$—	$503,907,832

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

SEARS HOLDINGS CORPORATION

Date: May 25, 2017	By:	/s/ ROBERT A. RIECKER
	Name:	Robert A. Riecker
	Title:	Chief Financial Officer*

*Mr. Riecker is signing this report both as a duly authorized officer and as the principal accounting officer.

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, dated January 22, 2014, filed on January 24, 2014 (File No. 000-51217)).

10.1
Second Amendment to Third Amended and Restated Credit Agreement, dated February 10, 2017, by and among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (File No. 001-36693)).

10.2
Consent, Waiver and Amendment, dated as of March 8, 2017, by and between Sears Holdings Corporation, certain of its subsidiaries and Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated March 8, 2017, filed March 9, 2017 (File No. 001-36693)).

10.3
First Amendment dated March 2, 2017, to Letter of Credit and Reimbursement Agreement, dated as of December 28, 2016, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the financial institutions party thereto from time to time as L/C Lenders, and Citibank, N.A., as Administrative Agent and Issuing Bank. (incorporated by reference to Exhibit 10.60 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017, filed on March 21, 2017 (File No. 001-36693)).

10.4
Acquired IP License Agreement, dated as of March 8, 2017, by and between Sears Holdings Corporation and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 8, 2017, filed March 9, 2017 (File No. 001-36693)).

*10.5	Letter, dated April 6, 2017, amending Acquired IP License Agreement, dated as of March 8, 2017, by and between Sears Holdings Corporation and Stanley Black & Decker, Inc.

*10.6	First Amendment to Purchase and Sale Agreement, dated April 13, 2017, by and between Sears Holdings Corporation and Stanley Black & Decker.

†*10.7	Letter from Registrant to Robert A. Riecker, dated as of June 29, 2011.

†*10.8	Letter from Registrant to Robert A. Riecker, dated as of September 28, 2011.

†*10.9	Letter from Registrant to Robert A. Riecker, dated as of February 1, 2012.

†*10.10	Special Retention Award Agreement, dated April 24, 2012, by and between Sears Holdings Corporation and Robert A. Riecker.

†*10.11	Letter from Registrant to Robert A. Riecker, dated as of January 29, 2014.

†*10.12	Letter from Registrant to Robert A. Riecker, dated as of August 27, 2015.

†*10.13	Special Retention Award Agreement, dated August 27, 2015, by and between Sears Holdings Corporation and Robert A. Riecker.

†*10.14	Letter from Registrant to Robert A. Riecker, dated as of August 15, 2016.

†*10.15	Letter from Registrant to Robert A. Riecker, dated as of October 13, 2016.

†*10.16	Letter from Registrant to Robert A. Riecker, dated as of April 21, 2017.

E-1

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2017, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 weeks ended April 29, 2017 and April 30, 2016; (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the 13 weeks ended April 29, 2017 and April 30, 2016; (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of April 29, 2017, April 30, 2016 and January 28, 2017; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 weeks ended April 29, 2017 and April 30, 2016; (v) the Condensed Consolidated Statements of Deficit (Unaudited) for the 13 weeks ended April 29, 2017 and April 30, 2016; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

__________________

* Filed herewith.
† A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 6 of Form 10-Q.

E-2