Form 10-Q
period 2017-07-29
SEARS HOLDINGS CORP
filed 2017-08-24
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 29, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217, 001-36693
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
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
Yes    ☐            No    ☒
As of August 18, 2017, the registrant had 107,445,403 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
REVENUES
Merchandise sales	$3,498	$4,648	$6,927	$9,050
Services and other(1)(2)	867	1,015	1,739	2,007
Total revenues	4,365	5,663	8,666	11,057
COSTS AND EXPENSES
Cost of sales, buying and occupancy - merchandise sales(3)	2,902	3,809	5,785	7,431
Cost of sales and occupancy - services and other(1)	492	594	980	1,189
Total cost of sales, buying and occupancy	3,394	4,403	6,765	8,620
Selling and administrative	1,369	1,484	2,636	2,987
Depreciation and amortization	83	92	170	187
Impairment charges	5	7	20	15
Gain on sales of assets	(380)	(54)	(1,121)	(115)
Total costs and expenses	4,471	5,932	8,470	11,694
Operating income (loss)	(106)	(269)	196	(637)
Interest expense	(123)	(99)	(251)	(184)
Interest and investment loss	(12)	(13)	(14)	(17)
Other loss	—	(1)	—	—
Loss before income taxes	(241)	(382)	(69)	(838)
Income tax (expense) benefit	(10)	(13)	62	(28)
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(251)	$(395)	$(7)	$(866)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(2.34)	$(3.70)	$(0.07)	$(8.11)
Diluted loss per share	$(2.34)	$(3.70)	$(0.07)	$(8.11)
Basic weighted average common shares outstanding	107.3	106.9	107.2	106.8
Diluted weighted average common shares outstanding	107.3	106.9	107.2	106.8

(1)
Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $257 million and $283 million for the 13 weeks ended July 29, 2017 and July 30, 2016, respectively, and $511 million and $576 million for the 26 weeks ended July 29, 2017 and July 30, 2016, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

(2) Includes revenue from Lands' End, Inc. ("Lands' End") for retail services and rent for Lands' End Shops at owned Sears locations, participation in the Shop Your Way® program and corporate shared services of $12 million and $12 million for the 13 weeks ended July 29, 2017 and July 30, 2016, respectively, and $24 million and $23 million for the 26 weeks ended July 29, 2017 and July 30, 2016, respectively.
(3) Includes rent expense (consisting of straight-line rent expense offset by amortization of a deferred gain on sale-leaseback) of $19 million and $21 million for the 13 weeks ended July 29, 2017 and July 30, 2016, respectively, and $38 million and $42 million for the 26 weeks ended July 29, 2017 and July 30, 2016, respectively, pursuant to the master lease with Seritage Growth Properties ("Seritage"). Also includes installment expenses of $12 million and $17 million for the 13 weeks ended July 29, 2017 and July 30, 2016, respectively, and $24 million and $34 million for the 26 weeks ended July 29, 2017 and July 30, 2016, respectively.
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
 (Unaudited)

	13 Weeks Ended		26 Weeks Ended
millions	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net loss	$(251)	$(395)	$(7)	$(866)
Other comprehensive income
Pension and postretirement adjustments, net of tax	127	64	177	128
Currency translation adjustments, net of tax	—	—	1	—
Total other comprehensive income	127	64	178	128
Comprehensive income (loss) attributable to Holdings' shareholders	$(124)	$(331)	$171	$(738)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

millions	July 29, 2017	July 30, 2016	January 28, 2017
ASSETS
Current assets
Cash and cash equivalents	$212	$276	$286
Restricted cash	230	—	—
Accounts receivable(1)	370	390	466
Merchandise inventories	3,433	4,684	3,959
Prepaid expenses and other current assets(2)	318	275	285
Total current assets	4,563	5,625	4,996
Property and equipment (net of accumulated depreciation and amortization of $2,676, $3,032 and $2,841)	1,969	2,465	2,240
Goodwill	269	269	269
Trade names and other intangible assets	1,249	1,906	1,521
Other assets	301	349	336
TOTAL ASSETS	$8,351	$10,614	$9,362
LIABILITIES
Current liabilities
Short-term borrowings(3)	$546	$164	$—
Current portion of long-term debt and capitalized lease obligations(4)	1,052	550	590
Merchandise payables	670	1,345	1,048
Other current liabilities(5)	1,686	1,802	1,956
Unearned revenues	704	775	748
Other taxes	302	317	339
Total current liabilities	4,960	4,953	4,681
Long-term debt and capitalized lease obligations(6)	2,405	2,837	3,573
Pension and postretirement benefits	1,731	2,072	1,750
Deferred gain on sale-leaseback	455	686	563
Sale-leaseback financing obligation	230	164	235
Other long-term liabilities	1,578	1,703	1,641
Long-term deferred tax liabilities	643	892	743
Total Liabilities	12,002	13,307	13,186
Commitments and contingencies
DEFICIT
Total Deficit	(3,651)	(2,693)	(3,824)
TOTAL LIABILITIES AND DEFICIT	$8,351	$10,614	$9,362

(1)
Includes $25 million, $35 million and $81 million of net amounts receivable from SHO, and $4 million, $9 million and $14 million of amounts receivable from Seritage at July 29, 2017, July 30, 2016 and January 28, 2017, respectively. Also includes $1 million of net amounts receivable from Lands' End at July 29, 2017.

(2) Includes $9 million of prepaid rent to Seritage at July 30, 2016.
(3) Includes balances held by related parties of $245 million and $100 million at July 29, 2017 and July 30, 2016, respectively, related to our Line of Credit Loans (as defined in Note 2) and commercial paper. See Notes 2 and 11 for further information.
(4) Includes balances held by related parties of $131 million, $216 million and $216 million at July 29, 2017, July 30, 2016 and January 28, 2017, respectively, related to our 2016 Secured Loan Facility.
(5) Includes $1 million of net amounts payable to Lands' End at January 28, 2017, and $24 million and $11 million of amounts payable to Seritage at July 29, 2017 and January 28, 2017, respectively.

(6)
Includes balances held by related parties of $1.6 billion, $874 million and $1.7 billion at July 29, 2017, July 30, 2016 and January 28, 2017, respectively, related to our Senior Secured Notes, Subsidiary Notes, Senior Unsecured Notes, Second Lien Term Loan, 2016 Term Loan and 2017 Secured Loan Facility. See Note 11 for further information.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	26 Weeks Ended
millions	July 29, 2017	July 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7)	$(866)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax valuation allowance	(200)	(37)
Depreciation and amortization	170	187
Impairment charges	20	15
Gain on sales of assets	(1,121)	(115)
Pension and postretirement plan contributions	(134)	(148)
Pension plan settlements	200	—
Mark-to-market adjustments of financial instruments	17	13
Amortization of deferred gain on sale-leaseback	(40)	(44)
Amortization of debt issuance costs and accretion of debt discount	62	37
Other	(36)	—
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	99	36
Merchandise inventories	509	488
Merchandise payables	(378)	(229)
Income and other taxes	(24)	49
Other operating assets	52	(14)
Other operating liabilities	(327)	(12)
Net cash used in operating activities	(1,138)	(640)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	569	214
Proceeds from Craftsman Sale	572	—
Proceeds from sales of receivables(1)	293	—
Purchases of property and equipment	(41)	(75)
Net cash provided by investing activities	1,393	139

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances(2)	330	1,228
Repayments of debt(3)	(717)	(35)
Increase (decrease) in short-term borrowings, primarily 90 days or less	216	(633)
Proceeds from sale-leaseback financing	89	—
Debt issuance costs(4)	(17)	(21)
Net cash (used in) provided by financing activities	(99)	539

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	156	38
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	286	238
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$442	$276

Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$28	$15
Cash interest paid(5)	196	119
Unpaid liability to acquire equipment and software	6	15
(1) Proceeds in 2017 include $63 million from JPP, LLC and JPP II, LLC, entities affiliated with ESL (as defined in Note 1), for the sale of receivables.
(2) Proceeds in 2017 include $245 million from related parties in connection with the Line of Credit Loans. Proceeds in 2016 include $496 million from related parties in connection with the 2016 Term Loan and 2016 Secured Loan Facility. See Notes 2 and 11 for further information.
(3) Repayments in 2017 include $183 million to related parties in connection with the 2017 Secured Loan Facility, 2016 Secured Loan Facility and 2016 Term Loan. See Notes 2 and 11 for further information.
(4) Includes a one-time extension fee equal to $4 million to JPP, LLC and JPP II, LLC, entities affiliated with ESL (as defined in Note 1) during the 26 weeks ended July 29, 2017. See Note 2 for further information.
(5) Cash interest paid includes $82 million and $36 million interest paid to related parties related to our borrowings during the 26 weeks ended July 29, 2017 and July 30, 2016, respectively. See Notes 2 and 11 for further information.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Deficit
(Unaudited)

	Deficit Attributable to Holdings' Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 30, 2016	107	$1	$(5,928)	$9,173	$(3,291)	$(1,918)	$7	$(1,956)
Comprehensive loss
Net loss	—	—	—	—	(866)	—	—	(866)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	128	—	128
Total Comprehensive Loss								(738)
Stock awards	—	—	15	(16)	—	—	—	(1)
Associate stock purchase	—	—	4		—	—	—	4
Distribution to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Balance at July 30, 2016	107	$1	$(5,909)	$9,157	$(4,157)	$(1,790)	$5	$(2,693)
Balance at January 28, 2017	107	$1	$(5,891)	$9,130	$(5,512)	$(1,552)	$—	$(3,824)
Comprehensive income
Net loss	—	—	—	—	(7)	—	—	(7)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	177	—	177
Currency translation adjustments, net of tax	—	—	—	—	—	1	—	1
Total Comprehensive Income								171
Stock awards	—	—	27	(28)	—	—	—	(1)
Associate stock purchase	—	—	3		—	—	—	3
Balance at July 29, 2017	107	$1	$(5,861)	$9,102	$(5,519)	$(1,374)	$—	$(3,651)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 1,250 full-line and specialty retail stores in the United States, operating through Kmart and Sears. We operate under two reportable segments: Kmart and Sears Domestic.
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
The Company received an initial upfront payment of $525 million, subject to closing costs and an adjustment for working capital changes, at closing. In addition, Stanley Black & Decker will pay a further $250 million in cash in three years (the "Craftsman Receivable") and Holdings will receive payments of between 2.5% and 3.5% on new Stanley Black & Decker sales of Craftsman products made during the 15 year period following the closing. In connection with the Craftsman Sale, we recognized a gain in our Kmart segment of $492 million within gain on sales of assets in the Condensed Consolidated Statements of Operations for the 26 weeks ended July 29, 2017, and initially established a receivable of $234 million for the net present value of the Craftsman Receivable. During the 13 weeks ended July 29, 2017, we sold the Craftsman Receivable to a third-party purchaser.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

In connection with the closing of the Craftsman Sale, Holdings reached an agreement with the PBGC pursuant to which the PBGC consented to the sale of the Craftsman-related assets that had been "ring-fenced" under the PPPFA and certain related transactions. As a condition to obtaining this consent, the Company agreed to grant the PBGC a lien on, and subsequently contribute to the Company's pension plans, the value of the Craftsman Receivable, with such payments being fully credited against certain of the Company's minimum pension funding obligations in 2017, 2018 and 2019.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows as of July 29, 2017, July 30, 2016 and January 28, 2017.

millions	July 29, 2017	July 30, 2016	January 28, 2017
Cash and equivalents	$121	$160	$196
Cash posted as collateral	4	3	3
Credit card deposits in transit	87	113	87
Total cash and cash equivalents	212	276	286
Restricted cash	230	—	—
Total cash balances	$442	$276	$286
Depreciation Expense
Depreciation expense included within depreciation and amortization reported in the Condensed Consolidated Statements of Operations was $82 million and $90 million for the 13 week periods ended July 29, 2017 and July 30, 2016, respectively, and $168 million and $184 million for the 26 week periods ended July 29, 2017 and July 30, 2016, respectively.
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
During 2016, the Company completed various financing transactions, including the closing of the $750 million Senior Secured Term Loan under its domestic credit facility (the "2016 Term Loan") maturing in July 2020, which generated net proceeds of approximately $722 million, the completion of a $500 million real estate loan facility in April 2016 (the "2016 Secured Loan Facility"), initially maturing in July 2017 which generated net proceeds of approximately $485 million, the completion of an additional $500 million real estate loan facility in January 2017 (the "2017 Secured Loan Facility") maturing in July 2020 which generated net proceeds of approximately $486 million, and also entering into a $300 million Second Lien Credit Agreement in September 2016 (the "Second Lien Term Loan") maturing in 2020 which generated net proceeds of approximately $291 million.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Other actions announced during the fourth quarter of 2016 included a new Letter of Credit and Reimbursement Agreement (the "LC Facility Agreement"), originally providing for up to a $500 million (of which $271 million was committed at July 29, 2017) secured standby letter of credit facility (the "LC Facility") from certain affiliates of ESL Investments, Inc., and the establishment of a Special Committee of the Board of Directors to market certain real estate properties targeting at least $1.0 billion of asset sales. The specific assets involved, the timing and the overall amount will depend on a variety of factors, including market conditions, interest in specific assets, valuations of those assets and our underlying operating performance.
During fiscal year 2017, the Company continued to take actions to improve our liquidity. In February 2017, the Company entered into an amendment to our existing domestic credit facility. The amendment reduced the aggregate revolver commitments from $1.971 billion to $1.5 billion, but also implemented other modifications to covenants and reserves against the domestic credit facility borrowing base that improved net liquidity. The amended credit facility is smaller in size, reflecting the Company's reduced needs consistent with lower inventory levels associated with our transforming business model, which has fewer physical stores and a greater online presence. The amendment also provides additional flexibility in the form of a $250 million increase in the general debt basket from $750 million to $1.0 billion with $407 million available to borrow at July 29, 2017 after giving consideration to existing outstanding borrowings. Our domestic credit facility permits us up to $500 million of FILO ("first in last out") loan capacity under the credit agreement and up to $2.0 billion of second lien loan capacity (of which $934 million was utilized at July 29, 2017) outside the credit agreement, all depending on the applicable and available borrowing base as defined in our applicable debt agreements, as well as our ability to secure commitments from lenders. We also have the ability to obtain longer-term secured financing maturing outside of the domestic credit facility maturity date which would not be subject to borrowing base limitations (see Note 2 of Notes to Condensed Consolidated Financial Statements). Other options available to us include refinancing existing debt, securitizing assets and additional real estate loans, which we have successfully executed in the past. Further, in fiscal 2017, the Company issued commercial paper to meet short-term liquidity needs, with the maximum amount outstanding during this time of $160 million, with no commercial paper outstanding at July 29, 2017.
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
Additionally, the marketing process for real estate under the Special Committee announced in February 2017 is actively proceeding. To date, the Company has received cash proceeds of approximately $276 million since the initiation of the marketing process under the Special Committee, which were used to reduce the amounts outstanding under the 2016 Secured Loan Facility from $500 million to $263 million, and under the 2017 Secured Loan Facility from $500 million to $461 million. An additional $382 million of net cash proceeds were received from the sales of properties in the normal course of business. Cash proceeds from real estate sales after the repayment of a portion of the secured loan facilities were used to reduce outstanding borrowings under the Company's domestic credit facility, as well as for general corporate purposes. Subsequent to second quarter end, the Company executed additional asset sales which generated cash proceeds of nearly $160 million, with approximately $25 million utilized to pay down amounts outstanding under the 2017 Real Estate Loan and the remainder used to pay down revolver borrowings. The Company expects additional real estate sales to occur throughout the remainder of fiscal year 2017.
During the second quarter, the Company also continued to achieve significant progress in our $1.25 billion restructuring program announced earlier this year, with over $1.0 billion in annualized cost savings actioned to date. Actions taken to date to realize the annualized cost savings have included simplification of the organizational structure of Sears Holdings, streamlining of operations, reducing unprofitable categories and the closure of under-performing stores. In fiscal year 2017, we have closed approximately 180 stores previously announced for closure, and an additional 150 stores previously announced for closure are expected to be closed by the end of the third quarter of 2017. As a result of these actions, the Company has begun to see improvement in the operations in the second quarter as the restructuring program actions, including the closing of unprofitable stores, have begun to take effect.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The Company continued to take actions during the second quarter of 2017 to improve liquidity. In May 2017, Sears Holdings reached agreement to extend the maturity of $400 million of our $500 million 2016 Secured Loan Facility maturing in July 2017 to January 2018. As noted above, the Company subsequently reduced the amounts outstanding under the 2016 Secured Loan Facility from $500 million to $263 million. The Company has options to further extend the remaining loan balance until July 2018.
Additionally, the Company also amended its existing Second Lien Credit Agreement dated September 1, 2016 in July 2017, to provide for the creation of a $500 million Line of Credit Loan Facility (the "Line of Credit Facility"). Seven investors have made loans to the Company under the Line of Credit Facility, including affiliates of ESL Investments, Inc. ("ESL"), certain of our directors and companies affiliated with them, and certain unaffiliated third party investors. As of July 29, 2017, $330 million is outstanding under the Line of Credit Facility. Finally, in August 2017, the Company executed amendments to its LC Facility. The amendments, among other things, extended the maturity of the $271 million LC Facility from its original maturity date of December 28, 2017 through December 28, 2018, eliminated the unused portion of the facility and released the real estate collateral that secured the original LC Facility. The amended LC Facility also permits the lenders, JPP, LLC and JPP II, LLC, affiliates of ESL, to syndicate all or a portion of their commitments under the LC Facility. As of the date of this report, $140 million of the LC Facility has been syndicated to unaffiliated third party lenders.
At July 29, 2017, the amount available to borrow under our revolving credit facility was approximately $191 million, compared to $165 million at January 28, 2017.
In July, the Company announced an agreement with Amazon to launch Kenmore products on Amazon.com, which we expect will significantly expand the reach of the Kenmore brand. We expect this partnership to drive growth opportunities across three of our divisions - Kenmore, Sears Home Services and Innovel Solutions, Inc. ("Innovel"). Innovel and Sears Home Services will provide white-glove service for delivery, installation and extended product protection for the full range of home appliances from Kenmore sold on Amazon.com. The Amazon Kenmore Store will feature the full line of Kenmore products for purchase across the United States, with select home appliances already available in California.
We acknowledge that we continue to face a challenging competitive environment. The comprehensive restructuring of our operations is delivering cost efficiencies and helping drive improvements in our operating performance. While we continue to focus on our overall profitability, including managing expenses, we reported a loss in the second quarter of 2017, and were required to fund cash used in operating activities with cash from investing and financing activities. We expect that the actions outlined above will further enhance our liquidity and financial flexibility. In addition, as previously discussed, we expect to generate additional liquidity through the monetization of our real estate, additional financing actions, and potential asset securitizations. We expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs.
We also continue to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of our Home Services and Sears Auto Centers businesses, as well as our Kenmore and DieHard brands, through partnerships, sales or other means of externalization that could expand distribution of our brands and service offerings to realize significant growth. We expect to continue to right-size, redeploy and highlight the value of our assets, including monetizing our real estate portfolio and exploring potential asset securitizations, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company.
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
If we continue to experience operating losses, and we are not able to generate additional liquidity through the actions described above or through some combination of other actions, while not expected, then our liquidity needs may exceed availability under our Amended Domestic Credit Agreement (as defined in Note 2) and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Moreover, if the borrowing base (as calculated pursuant to our outstanding second lien debt) falls

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

below the principal amount of such second lien debt plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for such debt on the last day of any two consecutive quarters, it could trigger an obligation to repurchase or repay second lien debt in an amount equal to such deficiency.
Sears Canada
At each of July 29, 2017, July 30, 2016 and January 28, 2017, the Company was the beneficial holder of approximately 12 million, or 12%, of the common shares of Sears Canada. In July 2017, Sears Canada filed for court protection and trading of its common shares was suspended. Accordingly, we recognized other-than-temporary impairment of $12 million within interest and investment loss in our Condensed Consolidated Statements of Operations during the 13 weeks ended July 29, 2017. Our equity method investment in Sears Canada was $32 million and $17 million at July 30, 2016 and January 28, 2017, respectively, and is included within other assets in the Condensed Consolidated Balance Sheets. The fair value of our equity method investment in Sears Canada was determined based on quoted market prices for its common stock. Our equity method investment in Sears Canada is valued using Level 1 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
NOTE 2—BORROWINGS
Total borrowings were as follows:

millions	July 29, 2017	July 30, 2016	January 28, 2017
Short-term borrowings:
Unsecured commercial paper	$—	$101	$—
Secured borrowings	216	63	—
Line of credit loans	330	—	—
Long-term debt, including current portion:
Notes and debentures outstanding	3,360	3,211	4,018
Capitalized lease obligations	97	176	145
Total borrowings	$4,003	$3,551	$4,163
The fair value of long-term debt, excluding capitalized lease obligations, was $3.3 billion at July 29, 2017, $3.2 billion at July 30, 2016 and $4.0 billion at January 28, 2017. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At July 30, 2016, we had outstanding commercial paper borrowings of $101 million, while at July 29, 2017 and January 28, 2017, we had no commercial paper borrowings outstanding.
Letter of Credit Facility
On December 28, 2016, the Company, through Sears Roebuck Acceptance Corp. ("SRAC") and Kmart Corporation (together with SRAC, the "Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into the LC Facility Agreement providing for a $500 million secured standby letter of credit facility (of which $271 million was committed at July 29, 2017) from JPP, LLC and JPP II, LLC, entities affiliated with ESL (collectively, the "Lenders"), with Citibank, N.A., serving as administrative agent and issuing bank.
In August, the Company executed amendments to the LC Facility. The amendments, among other things, extended the maturity to December 28, 2018, eliminated the unused portion of the facility and released the real estate collateral that secured the original LC Facility. The amended LC Facility also permits the Lenders to syndicate all or

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

a portion of their commitments under the facility to other lenders, of which $140 million has been syndicated to unaffiliated third party lenders as of the date of this report.
The amended LC Facility is guaranteed by the same subsidiaries of the Company that guarantee the obligations under the Amended Domestic Credit Agreement, as defined below. The amended LC Facility is secured by substantially the same collateral as the Amended Domestic Credit Agreement. The amended LC Facility contains a borrowing base calculation, pursuant to which the borrowers are required to cash collateralize the LC Facility if the aggregate obligations under the Amended Domestic Credit Agreement, amended LC Facility and certain other cash management and similar obligations exceed the Modified Borrowing Base, as defined in the amended LC Facility as of the end of any calendar month.
To secure their obligation to participate in letters of credit issued under the LC Facility, the lenders under the LC Facility are required to maintain cash collateral on deposit with the Issuing Bank in an amount equal to 102% of the commitments under the LC Facility. The Borrowers paid the Lenders an upfront fee equal to 1.00% of the aggregate amount of the Lender Deposit. In addition, the Borrowers are required to pay a commitment fee on the average daily amount of the Lender Deposit (as such amount may be increased or decreased from time to time) equal to the Eurodollar Rate (as defined under the Amended Domestic Credit Facility) plus 11.0%, as well as certain other fees. In the event of reductions of the commitments under the LC Facility or a termination of the LC Facility prior to the six month anniversary of the effective date of the Amendment, under certain circumstances the Borrowers will be required to pay an early reduction/termination fee equal to the commitment fee that would have accrued with respect to the reduced or terminated commitments from the date of reduction or termination until the six month anniversary.
The LC Facility Agreement includes certain representations and warranties, affirmative and negative covenants and other undertakings, which are subject to important qualifications and limitations set forth in the LC Facility Agreement. The LC Facility Agreement also contains certain events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If an event of default occurs, the Lenders may terminate all or any portion of the commitments under the LC Facility, require the Borrowers to cash collateralize the LC Facility and/or exercise any rights they might have under any of the related facility documents (including against the collateral), subject to certain limitations. At July 29, 2017 and January 28, 2017, respectively, we had $271 million and $200 million of letters of credit outstanding under the LC Facility.
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
The 2017 Secured Loan Facility is guaranteed by the Company and certain of its subsidiaries, and was secured by a first priority lien on 69 real properties owned by the 2017 Secured Loan Borrowers and guarantors at inception. In certain circumstances, the Lenders and the 2017 Secured Loan Borrowers may elect to substitute one or more properties as collateral. To the extent permitted under other debt of the Company or its affiliates, the 2017 Secured Loan Facility may be prepaid at any time in whole or in part, without penalty or premium. The 2017 Secured Loan Borrowers are required to apply the net proceeds of the sale of any real property collateral for the 2017 Secured Loan Facility to repay the loan and used proceeds of $39 million to pay interest and a portion of the loan during the 26 weeks ended July 29, 2017.
The 2017 Secured Loan Facility includes certain representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral. The 2017 Secured Loan Facility has certain events of default, including (subject to certain materiality thresholds and grace periods) payment

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
The carrying value of the 2017 Secured Loan Facility, net of the remaining debt issuance costs, was $446 million and $485 million at July 29, 2017 and January 28, 2017, respectively.
2016 Secured Loan Facility
On April 8, 2016, the Company, through Sears, Sears Development Co., Innovel, Big Beaver of Florida Development, LLC and Kmart Corporation (collectively, "2016 Secured Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, obtained a $500 million real estate loan facility from JPP, LLC, JPP II, LLC, and Cascade Investment, LLC (collectively, the "2016 Secured Loan Lenders"). JPP, LLC and JPP II, LLC are entities affiliated with ESL. The first $250 million of the 2016 Secured Loan Facility was funded on April 8, 2016 and the remaining $250 million was funded on April 22, 2016. The funds were used to reduce outstanding borrowings under the Company's asset-based revolving credit facility and for general corporate purposes. The 2016 Secured Loan Facility had an original maturity date of July 7, 2017. The Company reached an agreement to extend the maturity of $400 million of the 2016 Secured Loan Facility to January 2018, with options to further extend the maturity of the loan for up to an additional six months, to July 6, 2018, subject to the satisfaction of certain conditions and the payment of certain fees. The 2016 Secured Loan Facility is included within current portion of long-term debt in the Condensed Consolidated Balance Sheets for all periods presented. The carrying value of the 2016 Secured Loan Facility, net of the remaining debt issuance costs, was $258 million, $489 million and $494 million at July 29, 2017, July 30, 2016 and January 28, 2017, respectively.
The 2016 Secured Loan Facility has an annual base interest rate of 8%, with accrued interest payable monthly during the term of the 2016 Secured Loan Facility. The 2016 Secured Loan Borrowers paid an upfront commitment fee equal to 1.0% of the full principal amount of the 2016 Secured Loan Facility and paid a funding fee equal to 1.0% of the amounts drawn under the 2016 Secured Loan Facility at the time such amounts were drawn. In connection with the maturity extension, the Company paid a one-time extension fee equal to $8 million dollars to the extending Lenders.
The 2016 Secured Loan Facility is guaranteed by the Company and was originally secured by a first priority lien on 21 real properties owned by the 2016 Secured Loan Borrowers. The 2016 Secured Loan Facility includes customary representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral.
The 2016 Secured Loan Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there is an event of default, the 2016 Secured Loan Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the 2016 Secured Loan Facility documents (including against the collateral), and require the 2016 Secured Loan Borrowers to pay a default interest rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%. The Loan Facility may be prepaid at any time in whole or in part, without penalty or premium and $238 million of proceeds from real estate transactions was used to pay interest and a portion of the loan during the 26 weeks ended July 29, 2017.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Domestic Credit Agreement
The Borrowers and Holdings are party to an amended and restated credit agreement (the "Amended Domestic Credit Agreement") with a syndicate of lenders. Pursuant to the Amended Domestic Credit Agreement, the Borrowers have borrowed two senior secured term loan facilities having original principal amounts of $1.0 billion and $750 million (the "Term Loan" and "2016 Term Loan," respectively). The Amended Domestic Credit Agreement currently provides for a $1.5 billion asset-based revolving credit facility (the "Revolving Facility") with a $1.0 billion letter of credit sub-facility, which matures on July 20, 2020. The Term Loan matures on June 30, 2018 and the 2016 Term Loan matures on July 20, 2020. The Amended Domestic Credit Agreement includes an accordion feature that allows the Borrowers to use, subject to borrowing base requirements, existing collateral for the facility to obtain up to $1.0 billion of additional borrowing capacity, of which $750 million was utilized for the 2016 Term Loan (described below). The Amended Domestic Credit Agreement also includes a FILO tranche feature that allows up to an additional $500 million of borrowing capacity and allows Holdings and its subsidiaries to undertake short-term borrowings outside the facility up to $1.0 billion.
Revolving advances under the Amended Domestic Credit Agreement bear interest at a rate equal to, at the election of the Borrowers, either the London Interbank Offered Rate ("LIBOR") or a base rate, in either case plus an applicable margin dependent on Holdings' consolidated leverage ratio (as measured under the Amended Domestic Credit Agreement). The margin with respect to borrowings ranges from 3.50% to 4.00% for LIBOR loans and from 2.50% to 3.00% for base rate loans. The Amended Domestic Credit Agreement also provides for the payment of fees with respect to issued and undrawn letters of credit at a rate equal to the margin applicable to LIBOR loans and a commitment fee with respect to unused amounts of the Revolving Facility at a rate equal to 0.625% per annum.
The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on substantially all of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility is guaranteed by all domestic subsidiaries of Holdings that own inventory or credit card or pharmacy receivables. The Revolving Facility also permits aggregate second lien indebtedness of up to $2.0 billion, of which $934 million in second lien notes were outstanding at July 29, 2017, resulting in $1.1 billion of permitted second lien indebtedness, subject to limitations contained in our other outstanding indebtedness. If, through asset sales or other means, the value of the above eligible assets is not sufficient to support borrowings of up to the full amount of the commitments under this facility, we will not have full access to the facility, but rather could have access to a lesser amount determined by the borrowing base. Such a decline in the value of eligible assets also could result in our inability to borrow up to the full amount of second lien indebtedness permitted by the domestic credit facility, but rather we could be limited to borrowing a lesser amount determined by the borrowing base as calculated pursuant to the terms of such indenture.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either LIBOR (subject to a 1.00% LIBOR floor) or a base rate, plus an applicable margin for LIBOR loans of 4.50% and for base rate loans of 3.50%. Currently, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing June 30, 2018. Additionally, the Borrowers are required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Amended Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility. At July 29, 2017, July 30, 2016 and January 28, 2017, respectively, we had borrowings of $727 million, $975 million and $970 million under the Term Loan, and carrying value, net of the remaining discount and debt issuance costs, of $723 million, $965 million and $963 million. As disclosed in Note 1, a portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the Term Loan.
Amounts borrowed pursuant to the 2016 Term Loan bear interest at a rate equal to LIBOR plus 750 basis points, subject to a 1.00% LIBOR floor. The Company received approximately $722 million in net proceeds from the 2016 Term Loan, which proceeds were used to reduce outstanding borrowings under its asset-based revolving credit facility. The 2016 Term Loan has a maturity date of July 20, 2020, which is the same maturity date as the Company's revolving credit facility commitments, and does not amortize. The 2016 Term Loan is subject to a prepayment premium of 2% of the aggregate principal amount of the 2016 Term Loan prepaid on or prior to April 8, 2017 and 1% of the aggregate principal amount of the 2016 Term Loan prepaid after April 8, 2017 and on or prior to April 8, 2018. The obligations under the Amended Domestic Credit Agreement, including the 2016 Term Loan, are secured

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

by a first lien on substantially all of the domestic inventory and credit card and pharmacy receivables of the Company and its subsidiaries and aggregate advances under the Amended Domestic Credit Agreement are subject to a borrowing base formula. The carrying value of the 2016 Term Loan, net of the remaining discount and debt issuance costs, was $555 million, $723 million and $726 million at July 29, 2017, July 30, 2016 and January 28, 2017, respectively. As disclosed in Note 1, a portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the 2016 Term Loan.
The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, to be at least 15%, exceptions that may be subject to certain maximum amounts and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility. Further, the Amended Domestic Credit Agreement includes customary covenants that restrict our ability to make dispositions, prepay debt and make investments, subject, in each case, to various exceptions. The Amended Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. As of July 29, 2017, our fixed charge ratio was less than 1.0 to 1.0, and we are subject to these other requirements based on our availability. If availability under the domestic revolving credit facility were to fall below 10%, the Company would be required to test the fixed charge coverage ratio, and would not comply with the facility, and the lenders under the facility could demand immediate payment in full of all amounts outstanding and terminate their obligations under the facility. In addition, the domestic credit facility provides that in the event we make certain prepayments of indebtedness, for a period of one year thereafter we must maintain availability under the facility of at least 12.5%, and it prohibits certain other prepayments of indebtedness.
At July 29, 2017 and July 30, 2016, we had $216 million and $63 million, respectively, of Revolving Facility borrowings and $389 million, $656 million and $464 million at July 29, 2017, July 30, 2016 and January 28, 2017, respectively, of letters of credit outstanding under the Revolving Facility. At July 29, 2017, July 30, 2016 and January 28, 2017, the amount available to borrow under the Revolving Facility was $191 million, $191 million and $165 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
Second Lien Credit Agreement
On September 1, 2016, the Company, SRAC, and Kmart Corporation (together with SRAC, the "ABL Borrowers") entered into a Second Lien Credit Agreement with the Lenders thereunder, entities affiliated with ESL, pursuant to which the ABL Borrowers borrowed $300 million under a term loan (the "Second Lien Term Loan"). The Company received net proceeds of $291 million, which were used for general corporate purposes.
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
The Second Lien Credit Agreement was amended on July 7, 2017, providing an uncommitted line of credit facility under which subsidiaries of the Company may from time to time borrow line of credit loans ("Line of Credit Loans") with maturities less than 180 days, subject to applicable borrowing base limitations, in an aggregate principal amount not to exceed $500 million at any time outstanding. The Company received net proceeds of $330 million from the issuance of Line of Credit loans from a syndicate of lenders, some of which are entities affiliated with ESL, Bruce R. Berkowitz, and Thomas J. Tisch. See Note 11 for further information. The proceeds were used for the repayment of indebtedness and general corporate purposes.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Secured Notes. The Second Lien Credit Agreement is guaranteed by all domestic subsidiaries of the Company that guarantee the Company’s obligations under its existing Revolving Facility.
The Second Lien Credit Agreement includes representations and warranties, covenants and other undertakings, and events of default that are substantially similar to those contained in the Amended Domestic Credit Agreement. The carrying value of the Second Lien Term Loan, net of the remaining debt issuance costs, was $293 million and $292 million at July 29, 2017 and January 28, 2017, respectively. The carrying value of the Line of Credit Loans was $330 million at July 29, 2017.
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
The carrying value of Senior Secured Notes, net of the remaining discount and debt issuance costs, was $303 million, $302 million and $303 million at July 29, 2017, July 30, 2016 and January 28, 2017, respectively.

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
We accounted for the Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Senior Unsecured Notes based on the relative fair values of the Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. The discount is being amortized over the life of the Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $26 million and $21 million of the discount was amortized during the 26 week periods ended July 29, 2017 and July 30, 2016, respectively. The remaining discount was approximately $169 million, $218 million and $195 million at July 29, 2017, July 30, 2016 and January 28, 2017, respectively. The carrying value of the Senior Unsecured Notes, net of the remaining discount and debt issuance costs, was approximately $454 million, $404 million and $428 million at July 29, 2017, July 30, 2016 and January 28, 2017, respectively.
Wholly-owned Insurance Subsidiary and Intercompany Securities
We have numerous types of insurable risks, including workers' compensation, product and general liability, automobile, warranty, asbestos and environmental claims and the extended service contracts we sell to our customers. Certain of the associated risks are managed through Holdings' wholly owned insurance subsidiary, Sears Reinsurance Company Ltd. ("Sears Re"), a Bermuda Class 3 insurer.
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 133 properties was contributed to indirect wholly owned subsidiaries of Sears, and then leased back to Sears. The contributed properties were mortgaged and the REMIC issued to wholly owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the "REMIC Securities") that are secured by the mortgages and collateral assignments of the store leases. Payments to the holders on the REMIC Securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore®, Craftsman® and DieHard® trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly-owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion (the "KCD Securities") were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to the holders on the KCD Securities are funded by the royalty payments. In connection with the Craftsman Sale, KCD Securities with par value of $900 million were redeemed in March 2017. The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. In

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

the fourth quarter of fiscal 2013, Holdings contributed all of the outstanding capital stock of Sears Re to SRe Holding Corporation, a direct wholly owned subsidiary of Holdings. Sears Re thereafter reduced its excess statutory capital through the distribution of all REMIC Securities held by it to SRe Holding Corporation. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly owned consolidated subsidiaries. At July 29, 2017, the net book value of the securitized trademark rights was approximately $0.7 billion. At both July 30, 2016 and January 28, 2017, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.6 billion at each of July 29, 2017, July 30, 2016 and January 28, 2017.
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
NOTE 3—STORE CLOSING CHARGES, SEVERANCE COSTS, IMPAIRMENTS AND REAL ESTATE TRANSACTIONS
Store Closings and Severance
We closed 14 stores in our Kmart segment and 7 stores in our Sears Domestic segment that we previously announced would close during the 13 week period ended July 29, 2017, and 125 stores in our Kmart segment and 51 stores in our Sears Domestic segment during the 26 week period ended July 29, 2017. We made the decision to close 92 stores in our Kmart segment and 45 stores in our Sears Domestic segment during the 13 week period ended July 29, 2017, and 114 stores in our Kmart segment and 55 stores in our Sears Domestic segment during the 26 week period ended July 29, 2017.
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
We expect to record additional charges of approximately $42 million during 2017 related to stores that we had previously made the decision to close, but have not yet closed.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Store closing costs and severance recorded for the 13- and 26- week periods ended July 29, 2017 and July 30, 2016 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$68	$8	$(18)	$10	$4	$72
Sears Domestic	21	23	10	6	4	64
Total for the 13 week period ended July 29, 2017	$89	$31	$(8)	$16	$8	$136

Kmart	$3	$1	$(25)	$—	$—	$(21)
Sears Domestic	1	1	1	—	1	4
Total for the 13 week period ended July 30, 2016	$4	$2	$(24)	$—	$1	$(17)

Kmart	$78	$13	$(2)	$13	$5	$107
Sears Domestic	26	34	35	7	9	111
Total for the 26 week period ended July 29, 2017	$104	$47	$33	$20	$14	$218

Kmart	$54	$6	$(19)	$11	$4	$56
Sears Domestic	10	2	2	3	1	18
Total for the 26 week period ended July 30, 2016	$64	$8	$(17)	$14	$5	$74
_____________

(1)	Recorded within cost of sales, buying and occupancy in the Condensed Consolidated Statements of Operations.

(2)
Recorded within selling and administrative in the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)	Costs for the 13- and 26- week periods ended July 29, 2017 and July 30, 2016 are recorded within depreciation and amortization in the Condensed Consolidated Statements of Operations.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Store closing costs and severance accruals of $228 million, $126 million and $216 million at July 29, 2017, July 30, 2016 and January 28, 2017, respectively, were as shown in the table below. Store closing accruals included $128 million, $57 million and $122 million within other current liabilities and $100 million, $69 million and $94 million within other long-term liabilities in the Condensed Consolidated Balance Sheets at July 29, 2017, July 30, 2016, and January 28, 2017, respectively.

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at July 30, 2016	$38	$82	$6	$126
Store closing costs	33	98	27	158
Payments/utilizations	(17)	(36)	(15)	(68)
Balance at January 28, 2017	54	144	18	216
Store closing costs	47	53	20	120
Store closing capital lease obligations	—	25	—	25
Payments/utilizations	(53)	(60)	(20)	(133)
Balance at July 29, 2017	$48	$162	$18	$228
Long-Lived Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, we performed an impairment test of certain of our long-lived assets due to events and changes in circumstances during the 13- and 26- week periods ended July 29, 2017 that indicated an impairment might have occurred. As a result of impairment testing, the Company recorded impairment charges of $5 million, of which $2 million and $3 million were recorded within the Sears Domestic and Kmart segments, respectively, during the 13 week period ended July 29, 2017, and $20 million, of which $12 million and $8 million were recorded within the Sears Domestic and Kmart segments, respectively, during the 26 week period ended July 29, 2017.
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
On July 7, 2015, Holdings completed its rights offering and sale-leaseback transaction (the "Seritage transaction") with Seritage Growth Properties ("Seritage"), an independent publicly traded real estate investment trust ("REIT"). As part of the Seritage transaction, Holdings sold 235 properties to Seritage (the "REIT properties") along with Holdings' 50% interest in the JVs. Holdings received aggregate gross proceeds from the Seritage transaction of $2.7 billion ($2.6 billion, net of closing costs). The Seritage transaction valued the REIT properties at $2.3 billion in the aggregate.
In connection with the Seritage transaction and JV transactions, Holdings entered into agreements with Seritage and the JVs under which Holdings leases 255 of the properties (the "Master Leases"), with the remaining properties being leased by Seritage to third parties. Holdings has closed 15 stores pursuant to recapture notices from Seritage or the JVs and 36 stores pursuant to lease terminations. Also, in July 2017, Seritage sold a 50% joint venture interest in five of the properties and Holdings will pay rent to the new landlord. Holdings recorded rent expense of $22 million and $26 million within cost of sales, buying and occupancy in the Condensed Consolidated Statements of

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Operations for the 13 week periods ended July 29, 2017 and July 30, 2016, respectively, and $44 million and $50 million for the 26 week periods ended July 29, 2017 and July 30, 2016, respectively. Rent expense consisted of straight-line rent expense offset by amortization of deferred gain on sale-leaseback, as shown in the tables below.

	13 Weeks Ended July 29, 2017			13 Weeks Ended July 30, 2016
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Straight-line rent expense	$5	$36	$41	$8	$40	$48
Amortization of deferred gain on sale-leaseback	(2)	(17)	(19)	(5)	(17)	(22)
Rent expense	$3	$19	$22	$3	$23	$26

	26 Weeks Ended July 29, 2017			26 Weeks Ended July 30, 2016
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Straight-line rent expense	$11	$73	$84	$17	$77	$94
Amortization of deferred gain on sale-leaseback	(6)	(34)	(40)	(9)	(35)	(44)
Rent expense	$5	$39	$44	$8	$42	$50
We accounted for the Seritage transaction and JV transactions in accordance with accounting standards applicable to real estate sales and sale-leaseback transactions. We determined that the Seritage and JV transactions qualify for sales recognition and sale-leaseback accounting, with the exception of four properties for which we had continuing involvement as a result of an obligation to redevelop the stores for a third-party tenant and pay rent on behalf of the third-party tenant until it commences rent payments to the JVs.
With the exception of the four properties that had continuing involvement, in accordance with accounting standards related to sale-leaseback transactions, Holdings recognized any loss on sale immediately, any gain on sale in excess of the present value of minimum lease payments immediately, and any remaining gain was deferred and will be recognized in proportion to the related rent expense over the lease term. Accordingly, during the second quarter of 2015, Holdings recognized an immediate net gain of $508 million within gain on sales of assets in the Consolidated Statement of Operations for 2015.
The remaining gain of $894 million was deferred and will be recognized in proportion to the related rent expense, which is a component of cost of sales, buying and occupancy, in the Condensed Consolidated Statements of Operations, over the lease term. At July 29, 2017, July 30, 2016 and January 28, 2017, respectively, $156 million, $90 million and $132 million of the deferred gain on sale-leaseback is classified as current within other current liabilities. At July 29, 2017, July 30, 2016 and January 28, 2017, respectively, $455 million, $686 million and $563 million is classified as long-term deferred gain on sale-leaseback in the Condensed Consolidated Balance Sheets.
During the 26 week periods ended July 29, 2017 and July 30, 2016, respectively, Holdings recorded gains of $49 million and $26 million related to the 100% recapture of seven and three stores that closed pursuant to recapture notices from Seritage, of which $27 million and $13 million related to the gain that had previously been deferred as we no longer have continuing involvement in those properties, and $22 million and $13 million related to lease termination proceeds. In addition, the Master Leases provide Seritage and the JVs a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), in addition to all of the automotive care centers, and all outparcels or outlots, as well as certain portions of parking areas and common areas, except as set forth in the Master Leases, for no additional consideration. As space is recaptured pursuant to the recapture right, Holdings' obligation to pay rent is reduced proportionately. Accordingly, Holdings recognizes gains equal to the unamortized portion of the gain that had previously been deferred which exceeds the present value of minimum lease payments, as reduced due to recapture activity. During the 26 week periods ended July 29, 2017 and July 30, 2016, respectively, Holdings recorded gains as a result of recapture activity of $5 million and $9 million that had previously been deferred. The Master Leases also provide Holdings certain rights to terminate the Master Leases with respect to REIT properties or JV properties that cease to be profitable for operation by Holdings. In order to terminate the Master Lease with respect to a certain property,

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Holdings must make a payment to Seritage or the JV of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property. Holdings recorded gains related to stores that closed pursuant to lease terminations of $24 million that had previously been deferred during the 26 week period ended July 29, 2017. The corresponding expenses for termination payments to Seritage were recorded in fiscal year 2016 when we notified Seritage of our intention to terminate the leases and the stores were announced for closure. Holdings also recorded expenses of $24 million for termination payments to Seritage, which is reported as amounts payable to Seritage at July 29, 2017. Holdings also recorded immediate gains of $40 million during the 26 week period ended July 29, 2017, for the amount of gains on sale in excess of the present value of minimum lease payments for two of the properties that were previously accounted for as financing transactions. As the redevelopment at the stores had been completed and the third-party tenant had commenced rent payments to the JVs, the Company determined that the continuing involvement no longer existed and that the properties qualified for sales recognition and sale-leaseback accounting.
Holdings initially accounted for the four properties that had continuing involvement as a financing transaction in accordance with accounting standards related to sale-leaseback transactions. Accordingly, Holdings recorded a sale-leaseback financing obligation of $164 million, which is classified as a long-term sale-leaseback financing obligation on the Condensed Consolidated Balance Sheets at July 30, 2016 and January 28, 2017. The sale-leaseback financing obligation decreased to $70 million at July 29, 2017 as two of the properties qualified for sales recognition and sale-leaseback accounting as further described above. We continued to report the real property assets of $22 million, $61 million and $62 million at July 29, 2017, July 30, 2016 and January 28, 2017, respectively, in our Condensed Consolidated Balance Sheets, which are included in our Sears Domestic segment.
On July 17, 2017, Holdings completed a sale-leaseback transaction pursuant to which Holdings sold three distribution centers that served as collateral for the 2016 Secured Loan Facility for cash proceeds of $89 million ($84 million net of prepaid rent). The net proceeds were used to pay interest and a portion of the 2016 Secured Loan Facility. We accounted for the transaction as a financing transaction in accordance with accounting standards applicable to sale-leaseback transactions as a result of the requirement to prepay rent for one year. Accordingly, Holdings recorded a sale-leaseback financing obligation of $89 million, which is classified as a sale-leaseback financing obligation in the Condensed Consolidated Balance Sheets at July 29, 2017. We continued to report real property assets of $7 million at July 29, 2017 in our Condensed Consolidated Balance Sheets, which are included in our Sears Domestic segment. The obligation for future minimum lease payments at July 29, 2017 is $12 million over the lease term, and is $2 million, $4 million, $4 million and $2 million in 2017, 2018, 2019 and 2020, including $4 million that was prepaid upon closing the transaction.
On January 27, 2017, Holdings and CBL and Associates Properties, Inc. ("CBL") completed a sale-leaseback transaction pursuant to which Holdings sold five Sears Full-line stores and two Sears Auto Centers located at CBL malls for net proceeds of $71 million (the "CBL transaction"). In connection with the CBL transaction, Holdings entered into 10-year leaseback agreements. The agreements provide both CBL and Holdings the right to terminate each lease, and provide Holdings the option to relocate its operations at each mall to a location of up to 15,000 square feet. The agreement also contains an earn-out provision pursuant to which Holdings would receive a maximum amount of $14.5 million additional consideration if CBL redevelops any of the properties within a specified time period and achieves more than a specified return on investment. We accounted for the CBL transaction as a financing transaction in accordance with accounting standards applicable to sale-leaseback transactions as a result of continuing involvement through the earn-out provision. Accordingly, Holdings recorded a sale-leaseback financing obligation of $71 million, which is classified as a sale-leaseback financing obligation in the Condensed Consolidated Balance Sheets at both July 29, 2017 and January 28, 2017. We continued to report real property assets of $33 million and $34 million at July 29, 2017 and January 28, 2017, respectively, in our Condensed Consolidated Balance Sheets, which are included in our Sears Domestic segment.
In addition to the Seritage transaction, JV transactions and other sale-leaseback financing transactions described above, we recorded gains on the sales of assets for other significant items described as follows. During the 13 week period ended July 29, 2017, we recorded gains of $176 million on the sale of three Sears Full-line stores that served as collateral for our real estate loan facilities. We received net proceeds of $202 million for the sale of these stores, of which $126 million was used to pay interest and a portion of the 2016 Secured Loan Facility, $19 million was used to pay interest and a portion of the 2017 Secured Loan Facility, and $57 million was used to repay a portion of our revolving credit facility. During the 13 week period ended July 29, 2017, we also recorded gains of $74 million

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

on the sale of four Sears Full-line stores and amendment and lease termination of two Sears Full-line stores for which we received $94 million of cash proceeds, $21 million of which was received in 2016. In connection with the sales of three of the Sears Full-line stores, we entered into leaseback agreements with terms ranging from six months to one year.
During the 26 week period ended July 29, 2017, we also recorded gains of $96 million on the sale of three Sears Full-line stores for which we received $104 million of cash proceeds. In connection with the sales of the Sears Full-line stores, we entered into leaseback agreements for up to one year.
During the 26 week period ended July 29, 2017, we recorded gains on the sales of assets of $40 million recognized on the sale of two Kmart stores that served as collateral for our real estate loan facilities. We received net proceeds of $48 million for the sale of these stores, of which $28 million was used to pay interest and a portion of the 2016 Secured Loan Facility and $20 million was used to pay interest and a portion of the 2017 Secured Loan Facility.
During the 26 week period ended July 30, 2016, we recorded gains on the sales of assets of $12 million recognized on the sale of one distribution center for which we received $23 million of cash proceeds.
We determined that we have surrendered substantially all of our rights and obligations, and, therefore, immediate gain recognition is appropriate on all of these transactions.
NOTE 4—EQUITY
Loss per Share
The following table sets forth the components used to calculate basic and diluted loss per share attributable to Holdings' shareholders.

	13 Weeks Ended		26 Weeks Ended
millions, except loss per share	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Basic weighted average shares	107.3	106.9	107.2	106.8
Diluted weighted average shares	107.3	106.9	107.2	106.8

Net loss attributable to Holdings' shareholders	$(251)	$(395)	$(7)	$(866)

Loss per share attributable to Holdings' shareholders:
Basic	$(2.34)	$(3.70)	$(0.07)	$(8.11)
Diluted	$(2.34)	$(3.70)	$(0.07)	$(8.11)
Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	July 29, 2017	July 30, 2016	January 28, 2017
Pension and postretirement adjustments (net of tax of $(225), $(296), and $(225), respectively)	$(1,372)	$(1,787)	$(1,549)
Currency translation adjustments (net of tax of $0 for all periods presented)	(2)	(3)	(3)
Accumulated other comprehensive loss	$(1,374)	$(1,790)	$(1,552)
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

	13 Weeks Ended July 29, 2017			13 Weeks Ended July 30, 2016
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$127	$—	$127	$64	$—	$64
Total other comprehensive income	$127	$—	$127	$64	$—	$64

	26 Weeks Ended July 29, 2017			26 Weeks Ended July 30, 2016
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$177	$—	$177	$128	$—	$128
Currency translation adjustments	1	—	1	—	—	—
Total other comprehensive income	$178	$—	$178	$128	$—	$128

(1)	Included in the computation of net periodic benefit expense. See Note 5 to the Condensed Consolidated Financial Statements.
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

	13 Weeks Ended		26 Weeks Ended
millions	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Components of net periodic expense:
Interest cost	$45	$58	$98	$116
Expected return on plan assets	(46)	(51)	(103)	(101)
Amortization of experience losses(1)	247	64	297	128
Net periodic expense	$246	$71	$292	$143
(1) Amortization of experience losses for the 13- and 26- weeks ended July 29, 2017 includes $200 million as a result of the pension annuity purchase described below.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Contributions
During the 13- and 26- week periods ended July 29, 2017, we made total contributions of $65 million and $134 million, respectively, to our pension and postretirement plans. During the 13- and 26- week periods ended July 30, 2016, we made total contributions of $72 million and $148 million, respectively, to our pension and postretirement plans. We anticipate making aggregate contributions to our defined benefit and postretirement plans of approximately $190 million over the remainder of 2017. As discussed in Note 1, the Company agreed to grant the PBGC a lien on, and subsequently contribute to the Company's pension plans, the value of the Craftsman Receivable, with the value of such payment being fully credited against the Company's minimum pension funding obligations in 2017, 2018 and 2019. The Company also agreed to grant a lien to the PBGC on the 15-year income stream relating to new Stanley Black & Decker sales of Craftsman products, and agreed to contribute the payments from Stanley Black & Decker under such income stream to the Company's pension plans, with such payments to be credited against the Company's minimum pension funding obligations starting no later than five years from the closing date. The Company also agreed to grant the PBGC a lien on $100 million of real estate assets to secure the Company's minimum pension obligations through the end of 2019. The ultimate amount of pension contributions could be affected by changes in applicable regulations, as well as financial market and investment performance.
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
Pension Annuity Purchase for Retirees
In May 2017, the Company executed an irrevocable agreement to purchase a group annuity contract from Metropolitan Life Insurance Company ("MLIC"), under which MLIC will pay future pension benefit payments to approximately 51,000 retirees from Plan 2. The agreement calls for a transfer of approximately $515 million of Plan 2's benefit obligations to MLIC. This action had an immaterial impact on the funded status of our total pension obligations, but reduced the size of the Company's combined pension plan, reduced future cost volatility, and reduced future plan administrative expenses. The annuity purchase resulted in a non-cash charge of $200 million for losses previously accumulated in other comprehensive income (loss), which were recognized through the statement of operations upon settlement during the 13 week period ending July 29, 2017.
In August 2017, the Company reached another agreement with MLIC to annuitize an additional $512 million of its pension liability, under which MLIC will pay future pension benefit payments to an additional approximately 20,000 retirees from Plan 2. This action is expected to have an immaterial impact on the funded status of our total pension obligations, but will serve to further reduce the size of the Company's combined pension plan, reduce future cost volatility, and reduce future plan administrative expenses. This annuity purchase will result in an estimated non-cash charge of between $175 million and $225 million for losses previously accumulated in other comprehensive income (loss), which are recognized through the statement of operations immediately upon settlement and will be recorded during the 13 week period ending October 28, 2017.
NOTE 6—INCOME TAXES
We had gross unrecognized tax benefits of $153 million at July 29, 2017, $144 million at July 30, 2016 and $142 million at January 28, 2017. Of the amount at July 29, 2017, $99 million, would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13- and 26- week periods ended July 29, 2017, gross

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

unrecognized tax benefits increased by $3 million and $11 million, respectively, due to state activity. During the 13- and 26- week periods ended July 30, 2016, gross unrecognized tax benefits increased by $3 million and $7 million, respectively, due to state activity. We expect that our unrecognized tax benefits could decrease by as much as $6 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At July 29, 2017, July 30, 2016 and January 28, 2017, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $67 million ($44 million net of federal benefit), $60 million ($39 million net of federal benefit) and $61 million ($40 million net of federal benefit), respectively. The total amount of net interest expense (net of federal benefit) recognized as part of income tax expense in our Condensed Consolidated Statements of Operations was $2 million and $2 million, respectively, for the 13 week periods ended July 29, 2017 and July 30, 2016, and $4 million and $3 million, respectively, for the 26 week periods ended July 29, 2017 and July 30, 2016.
We file income tax returns in both the United States and various foreign jurisdictions. The U.S. Internal Revenue Service ("IRS") has completed its examination of all federal tax returns of Holdings through the 2009 return, and all matters arising from such examinations have been resolved. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2003 through 2016, and Kmart is under examination by such jurisdictions for the years 2006 through 2014.
At the end of 2016, we had a federal and state net operating loss ("NOL") deferred tax asset of $2.3 billion, which will expire predominately between 2019 and 2036. We have credit carryforwards of $875 million, which will expire between 2018 and 2036.
In July 2016, the Company sold shares of an investment for $106 million. The sale resulted in a U.S. taxable gain of $105 million, but no current income tax is payable due to the utilization of NOL attributes of $37 million with a valuation allowance release of the same amount.
In connection with the Craftsman Sale in the first quarter of 2017, the Company realized a tax benefit of $101 million on the deferred taxes related to the indefinite-life intangible for the trade name sold to Stanley Black & Decker. In addition, the Company incurred a taxable gain of approximately $963 million. There was no federal income tax payable resulting from the taxable gain due to the utilization of NOL tax attributes of approximately $361 million with a valuation allowance release of the same amount. However, there was state income tax of $4 million payable after the utilization of state tax attributes.
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
The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. As such, for the 13- and 26- week periods ended July 29, 2017, our effective income tax rates were an expense of 4.1% and a benefit of 89.9%, respectively. Our tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. During the first quarter of fiscal 2017, the Company realized a significant tax benefit on the reversal of deferred taxes related to the Craftsman trade name. In addition, the 13- and 26- week periods ended July 29, 2017 were negatively impacted by foreign branch taxes and state income taxes.

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
Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States. The merchandise and service categories are as follows:

(i)	Hardlines—consists of home appliances, consumer electronics, lawn & garden, tools & hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women's, men's, kids', footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore;

(iv)	Service—includes repair, installation and automotive service and extended contract revenue; and

(v)	Other—includes revenues earned in connection with our agreements with SHO and Lands' End, as well as credit revenues and licensed business revenues.

	13 Weeks Ended July 29, 2017
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$438	$1,552	$1,990
Apparel and Soft Home	526	483	1,009
Food and Drug	497	2	499
Total merchandise sales	1,461	2,037	3,498
Services and other
Services	2	481	483
Other	12	372	384
Total services and other	14	853	867
Total revenues	1,475	2,890	4,365
Costs and expenses
Cost of sales, buying and occupancy - merchandise sales	1,193	1,709	2,902
Cost of sales and occupancy - services and other	2	490	492
Total cost of sales, buying and occupancy	1,195	2,199	3,394
Selling and administrative	323	1,046	1,369
Depreciation and amortization	14	69	83
Impairment charges	3	2	5
Gain on sales of assets	(79)	(301)	(380)
Total costs and expenses	1,456	3,015	4,471
Operating income (loss)	$19	$(125)	$(106)
Total assets	$2,011	$6,340	$8,351
Capital expenditures	$3	$16	$19

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	13 Weeks Ended July 30, 2016
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$666	$1,869	$2,535
Apparel and Soft Home	759	571	1,330
Food and Drug	781	2	783
Total merchandise sales	2,206	2,442	4,648
Services and other
Services	2	561	563
Other	13	439	452
Total services and other	15	1,000	1,015
Total revenues	2,221	3,442	5,663
Costs and expenses
Cost of sales, buying and occupancy - merchandise sales	1,756	2,053	3,809
Cost of sales and occupancy - services and other	4	590	594
Total cost of sales, buying and occupancy	1,760	2,643	4,403
Selling and administrative	498	986	1,484
Depreciation and amortization	15	77	92
Impairment charges	1	6	7
Gain on sales of assets	(44)	(10)	(54)
Total costs and expenses	2,230	3,702	5,932
Operating loss	$(9)	$(260)	$(269)
Total assets	$2,719	$7,895	$10,614
Capital expenditures	$12	$23	$35

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	26 Weeks Ended July 29, 2017
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$820	$3,007	$3,827
Apparel and Soft Home	1,064	978	2,042
Food and Drug	1,055	3	1,058
Total merchandise sales	2,939	3,988	6,927
Services and other
Services	3	953	956
Other	26	757	783
Total services and other	29	1,710	1,739
Total revenues	2,968	5,698	8,666
Costs and expenses
Cost of sales, buying and occupancy - merchandise sales	2,420	3,365	5,785
Cost of sales and occupancy - services and other	5	975	980
Total cost of sales, buying and occupancy	2,425	4,340	6,765
Selling and administrative	715	1,921	2,636
Depreciation and amortization	27	143	170
Impairment charges	8	12	20
Gain on sales of assets	(676)	(445)	(1,121)
Total costs and expenses	2,499	5,971	8,470
Operating income (loss)	$469	$(273)	$196
Total assets	$2,011	$6,340	$8,351
Capital expenditures	$9	$32	$41

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	26 Weeks Ended July 30, 2016
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$1,226	$3,577	$4,803
Apparel and Soft Home	1,488	1,142	2,630
Food and Drug	1,614	3	1,617
Total merchandise sales	4,328	4,722	9,050
Services and other
Services	5	1,077	1,082
Other	27	898	925
Total services and other	32	1,975	2,007
Total revenues	4,360	6,697	11,057
Costs and expenses
Cost of sales, buying and occupancy - merchandise sales	3,486	3,945	7,431
Cost of sales and occupancy - services and other	9	1,180	1,189
Total cost of sales, buying and occupancy	3,495	5,125	8,620
Selling and administrative	1,042	1,945	2,987
Depreciation and amortization	34	153	187
Impairment charges	4	11	15
Gain on sales of assets	(90)	(25)	(115)
Total costs and expenses	4,485	7,209	11,694
Operating loss	$(125)	$(512)	$(637)
Total assets	$2,719	$7,895	$10,614
Capital expenditures	$23	$52	$75
NOTE 8—SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at July 29, 2017, July 30, 2016 and January 28, 2017 consisted of the following:

millions	July 29, 2017	July 30, 2016	January 28, 2017
Unearned revenues	$593	$686	$639
Self-insurance reserves	533	571	535
Other	452	446	467
Total	$1,578	$1,703	$1,641

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

millions	Unearned Revenues
Balance at July 30, 2016	$1,368
Sales of service contracts	405
Revenue recognized on existing service contracts	(474)
Balance at January 28, 2017	1,299
Sales of service contracts	366
Revenue recognized on existing service contracts	(446)
Balance at July 29, 2017	$1,219
NOTE 9—LEGAL PROCEEDINGS
We are a defendant in several lawsuits containing class or collective action allegations in which the plaintiffs are current and former hourly and salaried associates who allege violations of various wage and hour laws, rules and regulations pertaining to alleged misclassification of certain of our employees, the failure to pay overtime and/or the failure to pay for missed meal and rest periods and other payroll violations. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Further, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We also are a defendant in several putative class action lawsuits in California relating to alleged failure to comply with California laws pertaining to certain operational, marketing and pricing practices. The California laws alleged to have been violated in each of these lawsuits provide the potential for significant statutory penalties. At this time, the Company is not able to either predict the outcome of these lawsuits or reasonably estimate a potential range of loss with respect to the lawsuits.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
NOTE 11—RELATED PARTY DISCLOSURE
Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. ESL owned approximately 49% of our outstanding common stock at July 29, 2017 (excluding shares of common stock that ESL may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
Bruce R. Berkowitz has been a member of our Board of Directors since February 2016. Mr. Berkowitz serves as the Chief Investment Officer of Fairholme Capital Management, LLC, an investment adviser registered with the SEC, and is the President and a Director of Fairholme Funds, Inc., a SEC-registered investment company providing investment management services to three mutual funds (together with Fairholme Capital Management, LLC and other affiliates, "Fairholme"). Fairholme owned approximately 27% of our outstanding common stock at July 29, 2017 (excluding shares of common stock that Fairholme may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
Thomas J. Tisch has been an independent member of our Board of Directors since 2005. Mr. Tisch owned approximately 4% of our outstanding common stock at July 29, 2017.
Unsecured Commercial Paper
During the 26 week periods ended July 29, 2017 and July 30, 2016, ESL and its affiliates held unsecured commercial paper issued by SRAC, an indirect wholly owned subsidiary of Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate and principal amount outstanding was 8.1 days, 8% and $58 million and 34.4 days, 7.97% and $55 million, respectively, during the 26 week periods ended July 29, 2017 and July 30, 2016. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2017 was $160 million, and $2 million of interest was paid by SRAC to ESL during the 26 week period ended July 29, 2017.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
LC Facility
On December 28, 2016, the Company, through the Borrowers, entered into the LC Facility Agreement, which was subsequently amended in August 2017, and which provides for a $271 million amended LC Facility. At July 29, 2017 and January 28, 2017, we had $271 million and $200 million, respectively, of letters of credit outstanding under the LC Facility, which amounts were initially committed by entities affiliated with ESL, and the Lenders under the LC Facility maintain cash collateral on deposit with the Issuing Bank of $276 million. $140 million of the amount originally committed by entities affiliated with ESL under the LC Facility has been syndicated to unaffiliated third party lenders as of the date of this report. See Note 2 for additional information regarding the LC Facility, as amended.
2017 Secured Loan Facility
On January 3, 2017, the Company, through the 2017 Secured Loan Borrowers, obtained a $500 million real estate loan facility from the Lenders, entities affiliated with ESL. At July 29, 2017 and January 28, 2017, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $461 million and $500 million of principal amount of the 2017 Secured Loan Facility, respectively. Approximately $39 million of proceeds received from real estate transactions were used to reduce outstanding borrowings under the 2017 Secured Loan Facility, all of which were repaid to entities affiliated with ESL. See Note 2 for additional information regarding the 2017 Secured Loan Facility.
2016 Secured Loan Facility
In April 2016, the Company, through the 2016 Secured Loan Borrowers, obtained a $500 million real estate loan facility from the 2016 Secured Loan Lenders, some of which are entities affiliated with ESL. In May 2017, Sears Holdings reached agreement to extend the maturity of $400 million of the $500 million 2016 Secured Loan Facility maturing in July 2017 to January 2018. At July 29, 2017, July 30, 2016 and January 28, 2017, entities affiliated with ESL held $131 million, $216 million and $216 million, respectively, of principal amount of the 2016 Secured Loan Facility. Proceeds received from real estate transaction were used to reduce outstanding borrowings under the 2016 Secured Loan Facility, of which $84 million was repaid to entities affiliated with ESL. See Note 2 for additional information regarding the 2016 Secured Loan Facility, as amended.
2016 Term Loan
In April 2016, the Company, through the ABL Borrowers, obtained a $750 million senior secured term loan under the Amended Domestic Credit Agreement with a syndicate of lenders, including $146 million (net of original issue discount) from JPP, LLC and JPP II, LLC, entities affiliated with ESL, and $100 million from the Company's domestic pension plans. At July 29, 2017, JPP LLC and JPP II, LLC, and the Company's domestic pension plans, respectively, held $114 million and $76 million of principal of the 2016 Term Loan. At both July 30, 2016 and January 28, 2017, JPP LLC and JPP II, LLC, and the Company's domestic pension plans, respectively, held $150 million and $100 million of principal of the 2016 Term Loan. As disclosed in Note 1, a portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the 2016 Term Loan, of which $36 million and $24 million was repaid to JPP LLC and JPP II, LLC, and the Company's domestic pension plans, respectively. See Note 2 for additional information regarding the 2016 Term Loan.
Second Lien Credit Agreement
In September 2016, the Company, through the ABL Borrowers, obtained a $300 million Second Lien Term Loan from the Lenders, entities affiliated with ESL. At both July 29, 2017 and January 28, 2017, JPP LLC and JPP II, LLC held $300 million of principal of the Second Lien Term Loan.
Additionally, as further discussed in Note 2, in July 2017, the Company amended its Second Lien Credit Agreement to create an additional $500 million Line of Credit Loan Facility. The Company received $330 million in net

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

proceeds from Line of Credit Loans during the 13 weeks ended July 29, 2017, including $200 million, $25 million and $20 million from ESL and its affiliates, Mr. Berkowitz and his affiliates, and Mr. Tisch and his affiliates, respectively, which also represents the principal amount of Line of Credit Loans held by these parties at July 29, 2017. See Note 2 for additional information regarding the Second Lien Credit Agreement, as amended.
Senior Secured Notes
At each of July 29, 2017, July 30, 2016 and January 28, 2017, Mr. Lampert and ESL held an aggregate of approximately $11 million of principal of the Company's Senior Secured Notes.
At each of July 29, 2017, July 30, 2016 and January 28, 2017, Fairholme held an aggregate of approximately $46 million of principal of the Company's Senior Secured Notes.
Subsidiary Notes
At each of July 29, 2017, July 30, 2016 and January 28, 2017, Mr. Lampert and ESL held an aggregate of $3 million of principal amount of unsecured notes issued by SRAC (the "Subsidiary Notes").
At each of July 29, 2017, July 30, 2016 and January 28, 2017, Fairholme held an aggregate of $14 million of principal amount of Subsidiary Notes.
Senior Unsecured Notes and Warrants
At both July 29, 2017 and January 28, 2017, Mr. Lampert and ESL held an aggregate of approximately $188 million of principal amount of the Company's Senior Unsecured Notes, and 10,033,472 warrants to purchase shares of Holdings common stock. At July 30, 2016, Mr. Lampert and ESL held an aggregate of approximately $193 million of principal amount of the Company's Senior Unsecured Notes, and 10,033,472 warrants to purchase shares of Holdings common stock.
At July 29, 2017, July 30, 2016 and January 28, 2017, respectively, Fairholme held an aggregate of approximately $362 million, $357 million and $357 million of principal amount of the Company's Senior Unsecured Notes, and 6,648,050, 6,732,415 and 6,713,725 warrants to purchase shares of Holdings common stock.
Sears Canada
ESL owns approximately 45% of the outstanding common shares of Sears Canada (based on publicly available information as of July 27, 2017). Fairholme owns approximately 19% of the outstanding common shares of Sears Canada (based on publicly available information as of August 4, 2017).
Lands' End
ESL owns approximately 65% of the outstanding common stock of Lands' End (based on publicly available information as of July 26, 2017). Holdings and certain of its subsidiaries entered into a transition services agreement in connection with the spin-off pursuant to which Lands' End and Holdings agreed to provide, on an interim, transitional basis, various services, including but not limited to, tax services, logistics services, auditing and compliance services, inventory management services, information technology services and continued participation in certain contracts shared with Holdings and its subsidiaries, as well as agreements related to Lands' End Shops at Sears and participation in the Shop Your Way® program. The majority of the services under the transition services agreement with Lands' End have expired or been terminated. In July 2016, the Company and Lands' End executed an agreement pursuant to which the Company will provide foreign buying office support and sourcing services to Lands' End. The agreement expires on August 31, 2017.
Amounts due to or from Lands' End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands' End on at least a monthly basis. At July 29, 2017, Holdings reported a net amount receivable to Lands' End of $1 million in accounts receivable in the Condensed Consolidated Balance Sheet. At January 28, 2017, Holdings reported a net amount payable to Lands' End of $1 million in other current liabilities in the Condensed Consolidated Balance Sheet. Amounts related to revenue from retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way® program and corporate shared services were $15 million and $15 million, respectively, for

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

the 13 week periods ended July 29, 2017 and July 30, 2016, and $30 million and $30 million, respectively, for the 26 week periods ended July 29, 2017 and July 30, 2016. The amounts Lands' End earned related to call center services and commissions were $3 million for the 13 week period ended July 30, 2016, and $2 million and $5 million, respectively, for the 26 week periods ended July 29, 2017 and July 30, 2016.
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
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At July 29, 2017, July 30, 2016 and January 28, 2017, Holdings reported a net amount receivable from SHO of $25 million, $35 million and $81 million, respectively, within accounts receivable in the Condensed Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $286 million and $321 million, respectively, for the 13 week periods ended July 29, 2017 and July 30, 2016, and $567 million and $656 million, respectively, for the 26 week periods ended July 29, 2017 and July 30, 2016. The net amounts SHO earned related to commissions were $19 million and $22 million, respectively, for the 13 week periods ended July 29, 2017 and July 30, 2016, and $36 million and $44 million, respectively, for the 26 week periods ended July 29, 2017 and July 30, 2016. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 for further information related to these guarantees.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Seritage
ESL owns approximately 7.9% of the total voting power of Seritage, and approximately 39% of the limited partnership units of Seritage Growth Properties, L.P. (the "Operating Partnership"), the entity that now owns the properties sold by the Company in the Seritage transaction and through which Seritage conducts its operations (based on publicly available information as of February 23, 2017). Mr. Lampert is also currently the Chairman of the Board of Trustees of Seritage. Fairholme owns approximately 12% of the outstanding Class A common shares of Seritage and 100% of the outstanding Class C non-voting common shares of Seritage (based on publicly available information as of December 31, 2016).
In connection with the Seritage transaction as described in Note 3, Holdings entered into a master lease agreement with Seritage. The initial amount of aggregate annual base rent under the master lease is $134 million for the REIT properties, with increases of 2% per year beginning in the second lease year. At July 30, 2016, Holdings reported prepaid rent of $9 million within prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. Holdings recorded rent expense of $19 million and $21 million, respectively, in cost of sales, buying and occupancy for the 13 week periods ended July 29, 2017 and July 30, 2016. Rent expense consists of straight-line rent expense of $32 million and $36 million, respectively, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $13 million and $15 million, respectively, for the 13 week periods ended July 29, 2017 and July 30, 2016.
Holdings recorded rent expense of $38 million and $42 million, respectively, in cost of sales, buying and occupancy for the 26 week periods ended July 29, 2017 and July 30, 2016. Rent expense consists of straight-line rent expense of $64 million and $72 million, respectively, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $26 million and $30 million, respectively, for the 26 week periods ended July 29, 2017 and July 30, 2016.
In addition to base rent under the Master Lease, Holdings pays monthly installment expenses for property taxes and insurance at all REIT properties where Holdings is a tenant and installment expenses for common area maintenance, utilities and other operating expenses at REIT properties that are multi-tenant locations where Holdings and other third parties are tenants. The initial amount of aggregate installment expenses under the Master Lease was $70 million, based on estimated installment expenses, and currently is $44 million as a result of reconciling actual installment expenses and recapture activity. Holdings paid $12 million and $17 million, respectively, for the 13 week periods ended July 29, 2017 and July 30, 2016, and $24 million and $34 million, respectively, for the 26 week periods ended July 29, 2017 and July 30, 2016, recorded in cost of sales, buying and occupancy. At July 29, 2017, July 30, 2016 and January 28, 2017, respectively, Holdings reported an amount receivable from Seritage of $4 million, $9 million and $14 million within accounts receivable in the Condensed Consolidated Balance Sheets. At July 29, 2017 and January 28, 2017, respectively, Holdings reported amounts payable to Seritage of $24 million and $11 million within other current liabilities in the Condensed Consolidated Balance Sheets.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 12—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At July 29, 2017, the principal amount outstanding of the Company's 6 5/8% Senior Secured Notes due 2018 was $303 million. The Senior Secured Notes were issued in 2010 by Sears Holdings Corporation ("Parent"). The Senior Secured Notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by SRAC (the "guarantor subsidiaries"). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at July 29, 2017, July 30, 2016 and January 28, 2017, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Income (Loss) for the 13- and 26- week periods ended July 29, 2017 and July 30, 2016, and the Condensed Consolidating Statements of Cash Flows for the 26 week periods ended July 29, 2017 and July 30, 2016 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

 Condensed Consolidating Balance Sheet
July 29, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$180	$32	$—	$212
Restricted cash	230	—	—	—	230
Intercompany receivables	—	—	27,871	(27,871)	—
Accounts receivable	—	350	20	—	370
Merchandise inventories	—	3,433	—	—	3,433
Prepaid expenses and other current assets	31	661	432	(806)	318
Total current assets	261	4,624	28,355	(28,677)	4,563
Total property and equipment, net	—	1,262	707	—	1,969
Goodwill and intangible assets	—	355	1,261	(98)	1,518
Other assets	405	1,304	1,532	(2,940)	301
Investment in subsidiaries	9,307	27,692	—	(36,999)	—
TOTAL ASSETS	$9,973	$35,237	$31,855	$(68,714)	$8,351
Current liabilities
Short-term borrowings	$—	$689	$—	$(143)	$546
Current portion of long-term debt and capitalized lease obligations	—	1,052	—	—	1,052
Merchandise payables	—	672	(2)	—	670
Intercompany payables	11,416	16,455	—	(27,871)	—
Other current liabilities	37	2,108	1,158	(611)	2,692
Total current liabilities	11,453	20,976	1,156	(28,625)	4,960
Long-term debt and capitalized lease obligations	2,130	3,036	—	(2,761)	2,405
Pension and postretirement benefits	—	1,727	4	—	1,731
Deferred gain on sale-leaseback	—	455	—	—	455
Sale-leaseback financing obligation	—	141	89	—	230
Long-term deferred tax liabilities	48	—	738	(143)	643
Other long-term liabilities	—	1,211	560	(193)	1,578
Total Liabilities	13,631	27,546	2,547	(31,722)	12,002
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(3,658)	7,691	29,308	(36,992)	(3,651)
Total Equity (Deficit)	(3,658)	7,691	29,308	(36,992)	(3,651)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$9,973	$35,237	$31,855	$(68,714)	$8,351

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended July 29, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$3,490	$—	$8	$3,498
Services and other	—	891	547	(571)	867
Total revenues	—	4,381	547	(563)	4,365
Cost of sales, buying and occupancy - merchandise sales	—	2,884	—	18	2,902
Cost of sales and occupancy - services and other	—	586	203	(297)	492
Total cost of sales, buying and occupancy	—	3,470	203	(279)	3,394
Selling and administrative	(33)	1,476	210	(284)	1,369
Depreciation and amortization	—	67	16	—	83
Impairment charges	—	5	—	—	5
Gain on sales of assets	6	(386)	—	—	(380)
Total costs and expenses	(27)	4,632	429	(563)	4,471
Operating income (loss)	27	(251)	118	—	(106)
Interest expense	(154)	(237)	(4)	272	(123)
Interest and investment income (loss)	28	64	168	(272)	(12)
Income (loss) before income taxes	(99)	(424)	282	—	(241)
Income tax (expense) benefit	—	21	(31)	—	(10)
Equity (deficit) in earnings in subsidiaries	(152)	177	—	(25)	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(251)	$(226)	$251	$(25)	$(251)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended July 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$4,643	$—	$5	$4,648
Services and other	—	1,065	756	(806)	1,015
Total revenues	—	5,708	756	(801)	5,663
Cost of sales, buying and occupancy - merchandise sales	—	3,796	—	13	3,809
Cost of sales and occupancy - services and other	—	731	264	(401)	594
Total cost of sales, buying and occupancy	—	4,527	264	(388)	4,403
Selling and administrative	1	1,596	300	(413)	1,484
Depreciation and amortization	—	74	18	—	92
Impairment charges	—	7	—	—	7
Gain on sales of assets	—	(152)	—	98	(54)
Total costs and expenses	1	6,052	582	(703)	5,932
Operating income (loss)	(1)	(344)	174	(98)	(269)
Interest expense	(115)	(159)	14	161	(99)
Interest and investment income (loss)	11	55	82	(161)	(13)
Other loss	—	—	(1)	—	(1)
Income (loss) before income taxes	(105)	(448)	269	(98)	(382)
Income tax (expense) benefit	—	34	(47)	—	(13)
Equity (deficit) in earnings in subsidiaries	(192)	140	—	52	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(297)	$(274)	$222	$(46)	$(395)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 26 Weeks Ended July 29, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$6,914	$—	$13	$6,927
Services and other	—	1,765	1,157	(1,183)	1,739
Total revenues	—	8,679	1,157	(1,170)	8,666
Cost of sales, buying and occupancy - merchandise sales	—	5,740	—	45	5,785
Cost of sales and occupancy - services and other	—	1,188	441	(649)	980
Total cost of sales, buying and occupancy	—	6,928	441	(604)	6,765
Selling and administrative	(32)	2,807	427	(566)	2,636
Depreciation and amortization	—	138	32	—	170
Impairment charges	—	20	—	—	20
Gain on sales of assets	(486)	(635)	—	—	(1,121)
Total costs and expenses	(518)	9,258	900	(1,170)	8,470
Operating income (loss)	518	(579)	257	—	196
Interest expense	(271)	(458)	(8)	486	(251)
Interest and investment income (loss)	38	103	331	(486)	(14)
Income (loss) before income taxes	285	(934)	580	—	(69)
Income tax (expense) benefit	—	150	(88)	—	62
Equity (deficit) in earnings in subsidiaries	(292)	347	—	(55)	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(7)	$(437)	$492	$(55)	$(7)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 26 Weeks Ended July 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$9,042	$—	$8	$9,050
Services and other	—	2,086	1,378	(1,457)	2,007
Total revenues	—	11,128	1,378	(1,449)	11,057
Cost of sales, buying and occupancy - merchandise sales	—	7,399	—	32	7,431
Cost of sales and occupancy - services and other	—	1,463	512	(786)	1,189
Total cost of sales, buying and occupancy	—	8,862	512	(754)	8,620
Selling and administrative	2	3,195	485	(695)	2,987
Depreciation and amortization	—	151	36	—	187
Impairment charges	—	15	—	—	15
Gain on sales of assets	—	(211)	(2)	98	(115)
Total costs and expenses	2	12,012	1,031	(1,351)	11,694
Operating income (loss)	(2)	(884)	347	(98)	(637)
Interest expense	(189)	(304)	(6)	315	(184)
Interest and investment income (loss)	11	76	211	(315)	(17)
Income (loss) before income taxes	(180)	(1,112)	552	(98)	(838)
Income tax (expense) benefit	—	70	(98)	—	(28)
Equity (deficit) in earnings in subsidiaries	(588)	286	—	302	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(768)	$(756)	$454	$204	$(866)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended July 29, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(251)	$(226)	$251	$(25)	$(251)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	127	—	—	127
Total other comprehensive income	—	127	—	—	127
Comprehensive income (loss) attributable to Holdings' shareholders	$(251)	$(99)	$251	$(25)	$(124)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 26 Weeks Ended July 29, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(7)	$(437)	$492	$(55)	$(7)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	177	—	—	177
Currency translation adjustments, net of tax	—	—	1	—	1
Unrealized net gain, net of tax	—	—	26	(26)	—
Total other comprehensive income	—	177	27	(26)	178
Comprehensive income (loss) attributable to Holdings' shareholders	$(7)	$(260)	$519	$(81)	$171

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended July 29, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(11)	$(1,436)	$309	$—	$(1,138)
Proceeds from sales of property and investments	—	569	—	—	569
Proceeds from Craftsman sale	572	—	—	—	572
Proceeds from sales of receivables	293	—	—	—	293
Purchases of property and equipment	—	(36)	(5)	—	(41)
Net investing with Affiliates	(582)	—	(298)	880	—
Net cash provided by (used in) investing activities	283	533	(303)	880	1,393
Proceeds from debt issuances	—	330	—	—	330
Repayments of long-term debt	(39)	(678)	—	—	(717)
Increase in short-term borrowings, primarily 90 days or less	—	216	—	—	216
Proceeds from sale-leaseback financing	—	89	—	—	89
Debt issuance costs	(3)	(14)	—	—	(17)
Net borrowing with Affiliates	—	880	—	(880)	—
Net cash provided by (used in) financing activities	(42)	823	—	(880)	(99)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	230	(80)	6	—	156
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF YEAR	—	260	26	—	286
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$230	$180	$32	$—	$442

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended July 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$184	$(1,066)	$433	$(191)	$(640)
Proceeds from sales of property and investments	—	101	113	—	214
Purchases of property and equipment	—	(70)	(5)	—	(75)
Net investing with Affiliates	(184)	—	(347)	531	—
Net cash provided by (used in) investing activities	(184)	31	(239)	531	139
Proceeds from debt issuances	—	1,228	—	—	1,228
Repayments of long-term debt	—	(34)	(1)	—	(35)
Decrease in short-term borrowings, primarily 90 days or less	—	(633)	—	—	(633)
Debt issuance costs	—	(21)	—	—	(21)
Intercompany dividend	—	—	(191)	191	—
Net borrowing with Affiliates	—	531	—	(531)	—
Net cash provided by (used in) financing activities	—	1,071	(192)	(340)	539
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	36	2	—	38
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF YEAR	—	200	38	—	238
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$—	$236	$40	$—	$276

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We currently operate a national network of stores with 1,250 full-line and specialty retail stores in the United States, operating as Kmart and Sears. Further, we operate a number of websites under the Sears.com and Kmart.com banners, which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way® connects all of the ways members shop - in store, at home, online and by phone.
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
REVENUES
Merchandise sales	$3,498	$4,648	$6,927	$9,050
Services and other	867	1,015	1,739	2,007
Total revenues	4,365	5,663	8,666	11,057
COSTS AND EXPENSES
Cost of sales, buying and occupancy - merchandise sales	2,902	3,809	5,785	7,431
Gross margin dollars - merchandise sales	596	839	1,142	1,619
Gross margin rate - merchandise sales	17.0%	18.1%	16.5%	17.9%
Cost of sales and occupancy - services and other	492	594	980	1,189
Gross margin dollars - services and other	375	421	759	818
Gross margin rate - services and other	43.3%	41.5%	43.6%	40.8%
Total cost of sales, buying and occupancy	3,394	4,403	6,765	8,620
Total gross margin dollars	971	1,260	1,901	2,437
Total gross margin rate	22.2%	22.2%	21.9%	22.0%
Selling and administrative	1,369	1,484	2,636	2,987
Selling and administrative expense as a percentage of total revenues	31.4%	26.2%	30.4%	27.0%
Depreciation and amortization	83	92	170	187
Impairment charges	5	7	20	15
Gain on sales of assets	(380)	(54)	(1,121)	(115)
Total costs and expenses	4,471	5,932	8,470	11,694
Operating income (loss)	(106)	(269)	196	(637)
Interest expense	(123)	(99)	(251)	(184)
Interest and investment loss	(12)	(13)	(14)	(17)
Other loss	—	(1)	—	—
Loss before income taxes	(241)	(382)	(69)	(838)
Income tax (expense) benefit	(10)	(13)	62	(28)
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(251)	$(395)	$(7)	$(866)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(2.34)	$(3.70)	$(0.07)	$(8.11)
Diluted loss per share	$(2.34)	$(3.70)	$(0.07)	$(8.11)
Basic weighted average common shares outstanding	107.3	106.9	107.2	106.8
Diluted weighted average common shares outstanding	107.3	106.9	107.2	106.8

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a negative impact to our comparable store sales of 70 basis points for both the 13- and 26- week periods ended July 29, 2017, did not impact comparable store sales for the 13 week period ended July 30, 2016, and resulted in a benefit of 10 basis points for the 26 week period July 30, 2016. In addition, comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a benefit of approximately 60 basis points and 40 basis points, respectively, for the 13- and 26- week periods ended July 29, 2017. The change in unshipped sales reserves resulted in a negative impact of approximately 10 basis points for the 13 week period ended July 30, 2016 and did not have any impact on the 26 week period ended July 30, 2016.
Net Loss Attributable to Holdings' Shareholders, Net Loss per Share, Adjusted EBITDA and Adjusted Loss per Share
We recorded a net loss attributable to Holdings' shareholders for the second quarter of $251 million, or $2.34 loss per diluted share, and $395 million, or $3.70 loss per diluted share, for 2017 and 2016, respectively. For the first six months, we recorded a net loss attributable to Holdings' shareholders of $7 million, or $0.07 loss per diluted share, and $866 million, or $8.11 loss per diluted share, in 2017 and 2016, respectively.
In addition to our net loss attributable to Sears Holdings' shareholders determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for purposes of evaluating operating performance, we use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), as well as Adjusted Earnings per Share ("Adjusted EPS").
Adjusted EBITDA was determined as follows:

	13 Weeks Ended		26 Weeks Ended
millions	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net loss attributable to Holdings per statement of operations	$(251)	$(395)	$(7)	$(866)
Income tax expense (benefit)	10	13	(62)	28
Interest expense	123	99	251	184
Interest and investment loss	12	13	14	17
Other loss	—	1	—	—
Operating income (loss)	(106)	(269)	196	(637)
Depreciation and amortization	83	92	170	187
Gain on sales of assets	(380)	(54)	(1,121)	(115)
Before excluded items	(403)	(231)	(755)	(565)

Closed store reserve and severance	128	(18)	204	69
Pension expense	246	72	291	144
Other(1)	(24)	1	(9)	9
Amortization of deferred Seritage gain	(19)	(22)	(40)	(44)
Impairment charges	5	7	20	15
Adjusted EBITDA	$(67)	$(191)	$(289)	$(372)
(1) The 13- and 26- week periods ended July 29, 2017 consisted of items associated with legal matters and transaction costs associated with strategic initiatives, while the 13- and 26- week periods ended July 30, 2016 consisted of expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	July 29, 2017			July 30, 2016
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Operating income (loss) per statement of operations	$19	$(125)	$(106)	$(9)	$(260)	$(269)
Depreciation and amortization	14	69	83	15	77	92
Gain on sales of assets	(79)	(301)	(380)	(44)	(10)	(54)
Before excluded items	(46)	(357)	(403)	(38)	(193)	(231)

Closed store reserve and severance	68	60	128	(21)	3	(18)
Pension expense	—	246	246	—	72	72
Other(1)	(24)	—	(24)	—	1	1
Amortization of deferred Seritage gain	(2)	(17)	(19)	(5)	(17)	(22)
Impairment charges	3	2	5	1	6	7
Adjusted EBITDA	$(1)	$(66)	$(67)	$(63)	$(128)	$(191)
% to revenues	(0.1)%	(2.3)%	(1.5)%	(2.8)%	(3.7)%	(3.4)%

	26 Weeks Ended
	July 29, 2017			July 30, 2016
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Operating income (loss) per statement of operations	$469	$(273)	$196	$(125)	$(512)	$(637)
Depreciation and amortization	27	143	170	34	153	187
Gain on sales of assets	(676)	(445)	(1,121)	(90)	(25)	(115)
Before excluded items	(180)	(575)	(755)	(181)	(384)	(565)

Closed store reserve and severance	102	102	204	52	17	69
Pension expense	—	291	291	—	144	144
Other(1)	(24)	15	(9)	8	1	9
Amortization of deferred Seritage gain	(6)	(34)	(40)	(9)	(35)	(44)
Impairment charges	8	12	20	4	11	15
Adjusted EBITDA	$(100)	$(189)	$(289)	$(126)	$(246)	$(372)
% to revenues	(3.4)%	(3.3)%	(3.3)%	(2.9)%	(3.7)%	(3.4)%
(1) The 13- and 26- week periods ended July 29, 2017 consisted of items associated with legal matters and transaction costs associated with strategic initiatives, while the 13- and 26- week periods ended July 30, 2016 consisted of expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

The following tables set forth results of operations on a GAAP and "As Adjusted" basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the 13- and 26- week periods ended July 29, 2017 and July 30, 2016.

	13 Weeks Ended July 29, 2017
		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$971	$—	$89	$—	$—	$(19)	$—	$—	$1,041
Selling and administrative impact	1,369	(246)	(39)	—	—	—	24	—	1,108
Depreciation and amortization impact	83	—	(8)	—	—	—	—	—	75
Impairment charges impact	5	—	(5)	—	—	—	—	—	—
Gain on sales of assets impact	(380)	—	—	315	—	—	—	—	(65)
Operating loss impact	(106)	246	141	(315)	—	(19)	(24)	—	(77)
Interest and investment loss impact	(12)	—	—	—	12	—	—	—	—
Income tax expense impact	(10)	(92)	(53)	118	(5)	7	9	101	75
After tax impact	(251)	154	88	(197)	7	(12)	(15)	101	(125)
Diluted loss per share impact	$(2.34)	$1.44	$0.82	$(1.84)	$0.07	$(0.11)	$(0.14)	$0.94	$(1.16)
(1) Consisted of items associated with legal matters.

	13 Weeks Ended July 30, 2016
		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$1,260	$—	$4	$—	$—	$(22)	$—	$—	$1,242
Selling and administrative impact	1,484	(72)	22	—	—	—	(1)	—	1,433
Depreciation and amortization impact	92	—	(1)	—	—	—	—	—	91
Impairment charges impact	7	—	(7)	—	—	—	—	—	—
Gain on sales of assets impact	(54)	—	—	21	—	—	—	—	(33)
Operating loss impact	(269)	72	(10)	(21)	—	(22)	1	—	(249)
Interest and investment loss impact	(13)	—	—	—	14	—	—	—	1
Income tax expense impact	(13)	(27)	4	8	(5)	8	—	156	131
After tax impact	(395)	45	(6)	(13)	9	(14)	1	156	(217)
Diluted loss per share impact	$(3.70)	$0.42	$(0.05)	$(0.12)	$0.08	$(0.13)	$0.01	$1.46	$(2.03)
(1) Consisted of transaction costs associated with strategic initiatives and other expenses.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

	26 Weeks Ended July 29, 2017
		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sale of Trade name	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$1,901	$—	$104	$—	$—	$—	$(40)	$—	$—	$1,965
Selling and administrative impact	2,636	(291)	(100)	—	—	—	—	9	—	2,254
Depreciation and amortization impact	170	—	(14)	—	—	—	—	—	—	156
Impairment charges	20	—	(20)	—	—	—	—	—	—	—
Gain on sales of assets impact	(1,121)	—	—	492	504	—	—	—	—	(125)
Operating income impact	196	291	238	(492)	(504)	—	(40)	(9)	—	(320)
Interest and investment loss impact	(14)	—	—	—	—	17	—	—	—	3
Income tax benefit impact	62	(109)	(89)	185	189	(6)	15	3	(37)	213
After tax impact	(7)	182	149	(307)	(315)	11	(25)	(6)	(37)	(355)
Diluted loss per share impact	$(0.07)	$1.70	$1.39	$(2.86)	$(2.94)	$0.10	$(0.23)	$(0.06)	$(0.34)	$(3.31)
(1) Consisted of expenses associated with legal matters and transaction costs associated with strategic initiatives.

	26 Weeks Ended July 30, 2016
.		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$2,437	$—	$64	$—	$—	$(44)	$—	$—	$2,457
Selling and administrative impact	2,987	(144)	(5)	—	—	—	(9)	—	2,829
Depreciation and amortization impact	187	—	(5)	—	—	—	—	—	182
Impairment charges impact	15	—	(15)	—	—	—	—	—	—
Gain on sales of assets impact	(115)	—	—	47	—	—	—	—	(68)
Operating loss impact	(637)	144	89	(47)	—	(44)	9	—	(486)
Interest and investment loss impact	(17)	—	—	—	20	—	—	—	3
Income tax expense impact	(28)	(54)	(33)	18	(8)	16	(3)	342	250
After tax impact	(866)	90	56	(29)	12	(28)	6	342	(417)
Diluted loss per share impact	$(8.11)	$0.85	$0.52	$(0.27)	$0.11	$(0.26)	$0.06	$3.20	$(3.90)
(1) Consisted of expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Adjusted EBITDA is computed as net loss attributable to Sears Holdings Corporation appearing in the Condensed Consolidated Statements of Operations excluding income tax (expense) benefit, interest expense, interest and investment income loss, other loss, depreciation and amortization and gain on sales of assets. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

In conjunction with executing an irrevocable agreement to purchase a group annuity contract in May 2017, the Company recorded a non-cash charge of $200 million during the second quarter of 2017 for losses previously accumulated in other comprehensive income (loss), which were recognized through the statement of operations upon settlement.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

The components of the adjustments to EBITDA related to domestic pension expense were as follows:

	13 Weeks Ended		26 Weeks Ended
millions	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Components of net periodic expense:
Interest cost	$44	$57	$95	$114
Expected return on plan assets	(46)	(51)	(103)	(101)
Recognized net loss and other	248	66	299	131
Net periodic expense	$246	$72	$291	$144
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

•
Amortization of deferred Seritage gain – A portion of the gain on the Seritage transaction was deferred and will be recognized in proportion to the related rent expense, which is a component of cost of sales, buying and occupancy, in the Condensed Consolidated Statement of Operations, over the lease term. Management considers the amortization of the deferred Seritage gain to result from investing decisions rather than ongoing operations.

•	Other – transaction costs associated with strategic initiatives, items associated with legal matters and other expenses.

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

13-week period ended July 29, 2017 compared to the 13-week period ended July 30, 2016
Revenues and Comparable Store Sales
Total revenues decreased $1.3 billion to $4.4 billion for the second quarter of 2017 compared to the prior year second quarter, primarily driven by the decrease in merchandise sales of $1.2 billion. The decline in merchandise sales was primarily driven by having fewer Kmart and Sears Full-line stores in operation, which accounted for approximately $771 million of the decline, as well as an 11.5% decline in comparable store sales during the quarter, which accounted for approximately $422 million of the decline. Services and other revenues declined $148 million for the second quarter of 2017, primarily driven by a decline in service-related revenues of approximately $80 million, as well as a decline in revenues from Sears Hometown and Outlet Stores, Inc. ("SHO") of approximately $35 million.
Kmart comparable store sales declined 9.4% during the second quarter primarily driven by declines in the pharmacy, grocery & household, drug store and consumer electronics categories. Sears Domestic comparable store sales decreased 13.2% during the second quarter, primarily driven by decreases in the home appliances, apparel, lawn & garden and consumer electronics categories.
Gross Margin
Total gross margin decreased $289 million to $971 million for the second quarter of 2017, as compared to the prior year second quarter, primarily due to the above noted decline in sales, as well as a decline in gross margin rate for merchandise sales. Gross margin for the second quarter of 2017 included charges related to store closure of $89 million, compared to $4 million for the second quarter of 2016. Gross margin for the quarter also included credits of $19 million and $22 million in 2017 and 2016, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
Kmart's gross margin rate for the second quarter declined 180 basis points compared to the prior year second quarter, while Sears Domestic's gross margin rate improved 70 basis points for the quarter. Gross margin for Kmart and Sears Domestic were negatively impacted by expenses associated with store closures. Excluding the impact of significant items noted in our Adjusted Earnings per Share tables, Kmart's gross margin rate would have improved 280 basis points, while Sears Domestic's gross margin rate would have improved 130 basis points. The improvement in Kmart's gross margin rate was primarily due to margin rate improvement in the apparel category. The improvement in Sears Domestic's gross margin rate was primarily driven by improvement in the apparel category, partially offset by a decline in the home appliances category. The margin rate improvement in both segments benefited from an overall decline in overall markdowns.
In addition, as a result of the Seritage and JV transactions, the second quarter of 2017 included additional rent expense of approximately $44 million while the second quarter of 2016 included additional rent expense of

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

approximately $48 million. Due to the structure of the leases, we expect that our cash rent obligations to Seritage and the joint venture partners will decline, over time, as space in these stores is recaptured. From the inception of the Seritage transaction to date, we have received recapture notices on 36 properties and also exercised our right to terminate the lease on 56 properties, which is estimated to reduce our rent payments by approximately $52 million on an annual basis.
Selling and Administrative Expenses
Selling and administrative expenses decreased $115 million in the second quarter of 2017 compared to the prior year, as expense reductions realized as a result of the strategic actions to improve our operational efficiencies and reduce costs were partially offset by a non-cash charge of $200 million associated with the pension annuity purchase completed in May 2017. (See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding the non-cash charge.)
The second quarters of 2017 and 2016 included significant items related to our pension plan, store closings and severance, legal matters and transaction costs associated with strategic initiatives which aggregated to expense of $261 million and $51 million, respectively. Excluding these items, selling and administrative expenses declined $325 million from the prior year quarter primarily due to a decrease in payroll expense. In addition, advertising expense also declined as we shift away from traditional advertising to use of Shop Your Way® points expense, which is included within gross margin.
Our selling and administrative expenses as a percentage of total revenues ("selling and administrative expense rate") was 31.4% for the second quarter of 2017, compared to 26.2% in the prior year, and increased due to the decline in revenues, partially offset by the overall decrease in expenses noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased by $9 million in the second quarter of 2017 to $83 million, primarily due to having fewer assets to depreciate.
Impairment Charges
We recorded impairment charges of $5 million and $7 million during the second quarter of 2017 and 2016, respectively, related to the impairment of long-lived assets. Impairment charges recorded are described further in Note 3 of Notes to Condensed Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets for the quarter of $380 million in 2017 and $54 million in 2016. The gains recorded in the second quarter of 2017 included $262 million recognized on the sale of nine Sears Full-line stores and one Kmart store and $53 million of gains as a result of recapture activity and one store that qualified for sales recognition and sale-leaseback accounting in the second quarter. The gains recorded during the second quarter of 2016 included a gain of $12 million recognized on the sale of one distribution center, as well as gains of $9 million related to recapture activity of JV properties which had previously been deferred. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
The Company reported an operating loss of $106 million in the second quarter of 2017 compared to $269 million in the second quarter of 2016. Operating loss for the second quarter of 2017 and 2016 included significant items noted above which aggregated to operating expense of $29 million and $20 million, respectively. Excluding these items, we would have reported an operating loss of $77 million and $249 million for the second quarter of 2017 and 2016, respectively. The improvement in adjusted operating loss in 2017 was primarily driven by the overall decline in selling and administrative expenses, partially offset by the decline in gross margin dollars.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Interest and Investment Loss
We recorded interest and investment loss of $12 million during the second quarter of 2017 compared to $13 million during the second quarter of 2016. The second quarter of 2017 and 2016 included a loss of $12 million and $14 million, respectively, related to our equity investment in Sears Canada.
Income Taxes
Our effective tax rate for the second quarter of 2017 was an expense rate of 4.1% compared to an expense rate of 3.4% in the prior year second quarter. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2017 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. During the first quarter of 2017, the Company realized a significant tax benefit on the reversal of deferred taxes related to the sale of the Craftsman trade name. During the second quarter of 2017, the Company realized a tax benefit on the reversal of deferred taxes related to indefinite-life assets associated with property sold during the quarter. In addition, the second quarters of 2017 and 2016 were negatively impacted by foreign branch taxes and state income taxes.
26-week period ended July 29, 2017 compared to the 26-week period ended July 30, 2016
Revenues and Comparable Store Sales
Total revenues decreased $2.4 billion to $8.7 billion for the first half of 2017, as compared to revenues of $11.1 billion for the first half of 2016. The decrease in revenue was primarily driven by the effect of having fewer Kmart and Sears Full-line stores in operation, which accounted for $1.3 billion of the decline, as well as a decrease in comparable store sales of 11.7% during the first half of 2017, which accounted for $839 million of the revenue decline. Services and other revenues declined $268 million during the first half of 2017 as compared to the first half of 2016, primarily driven by a decline in service-related revenues of approximately $126 million, as well as a decline in revenues from SHO of approximately $88 million during the first half of 2017 compared to the first half of 2016.
Kmart comparable store sales decreased 10.3%, with declines experienced in the grocery & household, pharmacy, apparel, home and consumer electronics categories. Sears Domestic comparable store sales decreased 12.8% primarily driven by decreases in the home appliances, apparel, lawn & garden and consumer electronics categories.
Gross Margin
Total gross margin decreased $536 million to $1.9 billion for the first half of 2017, as compared to the prior year, primarily due to the above noted decline in sales, as well as a decline in gross margin rate for merchandise sales. Gross margin for the first half of 2017 included charges related to store closure of $104 million, compared to $64 million for the first half of 2016. Gross margin for the first half also included credits of $40 million and $44 million in 2017 and 2016, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
As compared to the prior year period, Kmart's gross margin rate for the first half of 2017 declined 150 basis points, while Sears Domestic's gross margin rate improved 30 basis points. Gross margin for Kmart and Sears Domestic were negatively impacted by expenses associated with store closures. Excluding the impact of significant items noted in our Adjusted Earnings per Share tables, Kmart's gross margin rate would have declined 20 basis points, while Sears Domestic's gross margin rate would have improved 60 basis points. The decline in Kmart's gross margin rate was primarily driven by declines experienced in the grocery & household and pharmacy categories, while the improvement in Sears Domestic's gross margin rate was primarily driven by improvement in the apparel category, partially offset by a decline in the home appliances category.
In addition, as a result of the Seritage and JV transactions, the first half of 2017 and 2016 included additional rent expense of approximately $89 million and $102 million, respectively. Due to the structure of the leases, we expect that our cash rent obligations to Seritage and the joint venture partners will decline, over time, as space in these

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

stores is recaptured. From the inception of the Seritage transaction to date, we have received recapture notices on 36 properties and also exercised our right to terminate the lease on 56 properties, which is estimated to reduce our rent payments by approximately $52 million on an annual basis.
Selling and Administrative Expenses
Selling and administrative expenses decreased $351 million in the first half of 2017 compared to the first half of 2016, as expense reductions realized as a result of the strategic actions to improve our operational efficiencies and reduce costs were partially offset by a non-cash charge of $200 million associated with the pension annuity purchase completed in May 2017. (See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding the non-cash charge.)
The first half of 2017 and 2016 included significant items related to our pension plan, store closings and severance, legal matters and transaction costs associated with strategic initiatives which aggregated to expense of $382 million and $158 million, respectively. Excluding these items, selling and administrative expenses in 2017 declined $575 million from the first half of the prior year primarily due to a decrease in payroll expense. In addition, advertising expense also declined as we shift away from traditional advertising to use of Shop Your Way® points expense, which is included within gross margin.
Our selling and administrative expense rate was 30.4% for the first half of 2017, compared to 27.0% in the prior year, and increased as the decrease in expenses noted above was more than offset by the decline in revenues.
Depreciation and Amortization
Depreciation and amortization expense decreased by $17 million in the first half of 2017 to $170 million, primarily due to having fewer assets to depreciate.
Impairment Charges
We recorded impairment charges of $20 million and $15 million during the first half of 2017 and 2016, respectively, related to the impairment of long-lived assets. Impairment charges recorded are described further in Note 3 of Notes to Condensed Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets of $1.1 billion and $115 million for the first half of 2017 and 2016, respectively. The gains recorded in the first half of 2017 included a gain of $492 million recognized on the Craftsman Sale, in addition to $386 million recognized on the sale of 12 Sears Full-line stores and two Kmart stores and $118 million of gains as a result of recapture and lease termination activity and two stores that qualified for sales recognition and sale-leaseback accounting in the first half. The gains recorded in the first half of 2016 included gains of $35 million as a result of recapture activity, as well as a gain of $12 million recognized on the sale of one distribution center. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Income (Loss)
The Company reported an operating income of $196 million in the first half of 2017 as compared to an operating loss of $637 million in the first half of 2016. Operating income (loss) for the first half of 2017 and 2016 included significant items noted above which aggregated to operating income of $516 million and operating expense of $151 million, respectively. Excluding these items, we would have reported an operating loss of $320 million and $486 million for the first half of 2017 and 2016, respectively. The decrease in adjusted operating loss in 2017 was primarily due to the decline in selling and administrative expenses, partially offset by the decline in gross margin dollars.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Interest and Investment Loss
We recorded an interest and investment loss of $14 million during the first half of 2017 compared to $17 million during the first half of 2016. The first half of 2017 and 2016 included a loss of $17 million and $20 million, respectively, related to our equity investment in Sears Canada.
Income Taxes
Our effective tax rate for the first half of 2017 was a benefit rate of 89.9% compared to an expense rate of 3.3% in for the first half of 2016. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2017 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. During the first half of 2017, the Company realized a significant tax benefit on the reversal of deferred taxes related to the sale of the Craftsman trade name. In addition, the first half of 2017 and 2016 were negatively impacted by foreign branch taxes and state income taxes.
SEGMENT OPERATIONS
The following discussion of our business segment results is organized into two reportable segments: Kmart and Sears Domestic.
Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Total revenues	$1,475	$2,221	$2,968	$4,360

Cost of sales, buying and occupancy	1,195	1,760	2,425	3,495
Gross margin dollars	280	461	543	865
Gross margin rate	19.0%	20.8%	18.3%	19.8%

Selling and administrative	323	498	715	1,042
Selling and administrative expense as a percentage of total revenues	21.9%	22.4%	24.1%	23.9%
Depreciation and amortization	14	15	27	34
Impairment charges	3	1	8	4
Gain on sales of assets	(79)	(44)	(676)	(90)
Total costs and expenses	1,456	2,230	2,499	4,485
Operating income (loss)	$19	$(9)	$469	$(125)
Adjusted EBITDA	$(1)	$(63)	$(100)	$(126)
Number of stores			610	883
13-week period ended July 29, 2017 compared to the 13-week period ended July 30, 2016
Revenues and Comparable Store Sales
For the quarter, Kmart's revenues decreased by $746 million to $1.5 billion in 2017, primarily due to the effect of having fewer stores in operation, which accounted for approximately $592 million of the decline, as well as the decrease in comparable store sales of 9.4%, which accounted for approximately $152 million of the decline.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Comparable store sales declined 9.4%, primarily driven by declines in the pharmacy, grocery & household, drug store and consumer electronics categories.
Gross Margin
For the quarter, Kmart generated total gross margin dollars of $280 million in 2017 compared to $461 million in 2016. Gross margin for the second quarter included charges of $68 million and $3 million in 2017 and 2016, respectively, related to store closures. Gross margin for the second quarter also included credits of $2 million and $5 million in 2017 and 2016, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
Kmart's gross margin rate for the quarter declined 180 basis points to 19.0% in 2017 from 20.8% in 2016. Excluding the impact of significant items recorded in gross margin during the quarter, Kmart's gross margin rate would have improved 280 basis points. The improvement in Kmart's gross margin rate was primarily due to margin rate improvement in the apparel category due to an overall decline in markdowns.
In addition, as a result of the Seritage and JV transactions, the second quarter of 2017 and 2016 included additional rent expense of approximately $5 million and $8 million, respectively.
Selling and Administrative Expenses
For the quarter, Kmart's selling and administrative expenses decreased $175 million in 2017 as compared to the second quarter in 2016. Selling and administrative expenses for the second quarter of 2017 and 2016 were impacted by significant items related to store closures, as well as legal matters, which aggregated to income of $24 million in 2017 and expense of $24 million in 2016. Excluding these items, selling and administrative expenses decreased $175 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate for the quarter was 21.9% in 2017 and 22.4% in 2016 and decreased due to the overall decrease in expenses noted above, partially offset by the decline in revenues.
Gain on Sales of Assets
Kmart recorded a total gain on sales of assets for the quarter of $79 million and $44 million in 2017 and 2016, respectively. The gains recorded in the second quarter of 2017 included $12 million recognized on the sale of one Kmart store and $3 million of gains as a result of recapture activity. The gains recorded during the second quarter of 2016 included a gain of $12 million recognized on the sale of one distribution center. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Income (Loss)
For the quarter, Kmart recorded an operating income of $19 million in 2017 and operating loss of $9 million in 2016. Operating income for the second quarter of 2017 included significant items noted above which aggregated to operating expense of $34 million. Operating loss for the second quarter of 2016 included significant items noted above which aggregated to operating expense of $37 million. Excluding these items, Kmart would have reported an operating income of $53 million for the second quarter of 2017 compared to an operating loss of $46 million for the second quarter 2016. The improvement in Kmart's adjusted operating income (loss) was primarily driven by the decrease in selling and administrative expenses, partially offset by the decline in gross margin dollars.
26-week period ended July 29, 2017 compared to the 26-week period ended July 30, 2016
Revenues and Comparable Store Sales
For the first half of 2017, Kmart's revenues decreased by $1.4 billion to $3.0 billion in 2017, primarily due to the effect of having fewer stores in operation, which accounted for approximately $1.1 billion of the decline, as well as the decrease in comparable store sales, which accounted for approximately $330 million of the decline.
Comparable store sales decreased 10.3%, with declines experienced in the grocery & household, pharmacy, apparel, home and consumer electronics.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Gross Margin
For the first half of 2017, Kmart generated $543 million in gross margin compared to $865 million in the first half of 2016. The decrease in Kmart's gross margin dollars is due to a decrease in revenues, as well as a decrease in gross margin rate. Gross margin for the first half of the year included charges of $78 million and $54 million in 2017 and 2016, respectively, related to store closures. Gross margin for the first half of the year also included credits of $6 million and $9 million in 2017 and 2016, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
Kmart's gross margin rate for the first half of the year declined 150 basis points to 18.3% in 2017 from 19.8% in 2016. Excluding the impact of significant items recorded in gross margin during the first half of the year, Kmart's gross margin rate would have declined 20 basis points, with the decrease primarily driven by declines in the grocery & household and pharmacy categories.
In addition, as a result of the Seritage and JV transactions, the first half of 2017 and 2016 included additional rent expense of approximately $11 million and $19 million, respectively.
Selling and Administrative Expenses
For the first half of 2017, Kmart's selling and administrative expenses decreased $327 million as compared to the first half of 2016. Selling and administrative expenses for the first half of 2017 and 2016 were impacted by significant items related to store closings and severance, as well as legal matters, which netted to $0 million in 2017 and aggregated to expense of $6 million in 2016. Excluding these items, selling and administrative expenses decreased $321 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate for the first half was 24.1% and 23.9% in 2017 and 2016, respectively, and increased primarily due to the decline in revenues, partially offset by the overall decrease in expenses noted above.
Gain on Sales of Assets
Kmart recorded a total gain on sales of assets for the first half of $676 million and $90 million in 2017 and 2016, respectively. The gains recorded in the first half of 2017 included a gain of $492 million recognized on the Craftsman Sale, in addition to $40 million recognized on the sale of two Kmart stores and $30 million of gains as a result of recapture and lease termination activity. The gains recorded during the first half of 2016 included gains of $22 million related to recapture activity, as well as a gain of $12 million recognized on the sale of one distribution center. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Income (Loss)
For the first half of the year, Kmart recorded an operating income of $469 million in 2017, compared to an operating loss of $125 million in 2016. Operating income for the first half included significant items noted above which aggregated to operating income of $477 million in 2017 and operating expense of $25 million in 2016. Excluding these items, Kmart would have reported an operating loss of $8 million and $100 million for the first half of 2017 and 2016, respectively. The decrease in Kmart's adjusted operating loss was primarily driven by the decrease in selling and administrative expenses, partially offset by the decline in gross margin dollars.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Total revenues	$2,890	$3,442	$5,698	$6,697

Cost of sales, buying and occupancy	2,199	2,643	4,340	5,125
Gross margin dollars	691	799	1,358	1,572
Gross margin rate	23.9%	23.2%	23.8%	23.5%

Selling and administrative	1,046	986	1,921	1,945
Selling and administrative expense as a percentage of total revenues	36.2%	28.6%	33.7%	29.0%
Depreciation and amortization	69	77	143	153
Impairment charges	2	6	12	11
Gain on sales of assets	(301)	(10)	(445)	(25)
Total costs and expenses	3,015	3,702	5,971	7,209
Operating loss	$(125)	$(260)	$(273)	$(512)
Adjusted EBITDA	$(66)	$(128)	$(189)	$(246)
Number of:
Full-line stores			619	683
Specialty stores			21	26
Total Sears Domestic Stores			640	709
13-week period ended July 29, 2017 compared to the 13-week period ended July 30, 2016
Revenues and Comparable Store Sales
For the quarter, Sears Domestic's revenues decreased by $552 million to $2.9 billion. The decline in revenue was primarily driven by a decrease in comparable store sales of 13.2%, which accounted for $270 million of the decline, and the effect of having fewer Full-line stores in operation, which accounted for approximately $179 million of the decline.
Comparable store sales for the quarter declined primarily due to decreases in the home appliances, apparel, lawn & garden and consumer electronics categories.
Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $691 million in 2017, compared to $799 million in 2016. Gross margin for the second quarter included charges of $21 million and $1 million in 2017 and 2016, respectively, related to store closures. Gross margin for the second quarter also included credits of $17 million in both 2017 and 2016 related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
Sears Domestic's gross margin rate for the quarter improved 70 basis points to 23.9% in 2017 from 23.2% in 2016. Excluding the impact of significant items recorded in gross margin during the quarter, Sears Domestic's gross margin rate would have improved 130 basis points primarily driven by improvement in the apparel category due to an overall decline in markdowns, partially offset by a decline in the home appliances category.
In addition, as a result of the Seritage and JV transactions, the second quarter of 2017 and 2016 included additional rent expense of approximately $39 million and $40 million, respectively.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Selling and Administrative Expenses
For the quarter, Sears Domestic's selling and administrative expenses increased $60 million in 2017 as compared to the prior year. Selling and administrative expenses for the second quarter of 2017 and 2016 were impacted by significant items related to pension, store closures and severance and transactions costs associated with strategic initiatives, which aggregated to expense of $285 million and $75 million, respectively. The second quarter of 2017 included a non-cash charge of $200 million associated with the pension annuity purchase completed in May 2017. Excluding these items, selling and administrative expenses decreased $150 million primarily due to decreases in payroll expense and advertising expenses.
Sears Domestic's selling and administrative expense rate for the quarter was 36.2% in 2017 and 28.6% in 2016 and increased primarily due to the decline in revenues, as well as the overall increase in expenses noted above.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the quarter of $301 million and $10 million in 2017 and 2016, respectively. The gains recorded in the second quarter of 2017 included $250 million recognized on the sale of nine Sears Full-line stores and $50 million of gains as a result of recapture activity and one store that qualified for sales recognition and sale-leaseback accounting in the second quarter. The gains recorded during the second quarter of 2016 included gains of $9 million related to recapture activity. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
For the quarter, Sears Domestic reported an operating loss of $125 million and $260 million in 2017 and 2016, respectively. Sears Domestic's operating loss for the second quarter of 2017 and 2016 included significant items which aggregated to operating income of $5 million and operating expense of $57 million, respectively. Excluding these items, we would have reported an operating loss of $130 million and $203 million for the second quarter of 2017 and 2016, respectively. The decrease in adjusted operating loss in 2017 was primarily driven by the above noted decrease in selling and administrative expenses, partially offset by a decrease in gross margin.
26-week period ended July 29, 2017 compared to the 26-week period ended July 30, 2016
Revenues and Comparable Store Sales
For the first half of 2017, Sears Domestic's revenues decreased by $999 million to $5.7 billion. The decline in revenue was primarily driven by a decrease in comparable store sales of 12.8%, which accounted for approximately $509 million of the decline, and the effect of having fewer Full-line stores in operation, which accounted for approximately $267 million of the decline.
Comparable store sales for the first half of 2017 declined primarily due to decreases in the home appliances, apparel, lawn & garden and consumer electronics categories.
Gross Margin
For the first half of the year, Sears Domestic generated gross margin dollars of $1.4 billion and $1.6 billion in 2017 and 2016, respectively. Gross margin for the first half of 2017 and 2016 included credits of $34 million and $35 million, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction. Gross margin for the first half of the year also included charges of $26 million and $10 million in 2017 and 2016, respectively, related to store closures.
Sears Domestic's gross margin rate for the first half of the year improved 30 basis points to 23.8% in 2017 from 23.5% in 2016. Excluding the impact of significant items recorded in gross margin during the first half of 2017 and 2016, Sears Domestic's gross margin rate would have improved 60 basis points primarily driven by improvement in the apparel category, partially offset by a decline in the home appliances category.
In addition, as a result of the Seritage and JV transactions, the first half of 2017 and 2016 included additional rent expense of approximately $78 million and $83 million, respectively.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Selling and Administrative Expenses
For the first half of the year, Sears Domestic's selling and administrative expenses decreased $24 million in 2017 as compared to the prior year. Selling and administrative expenses for the first half of 2017 and 2016 were impacted by significant items related to pension, store closures and severance and transactions costs associated with strategic initiatives, which aggregated to expense of $382 million and $152 million, respectively. The first half of 2017 included a non-cash charge of $200 million associated with the pension annuity purchase completed in May 2017. Excluding these items, selling and administrative expenses decreased $254 million in the first half of 2017 primarily due to decreases in payroll and advertising expenses.
Sears Domestic's selling and administrative expense rate for the first half of the year was 33.7% in 2017 and 29.0% in 2016 and increased as a result of the decline in revenues, partially offset by the overall decrease in expenses noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased by $10 million in the first half of 2017 to $143 million, primarily due to having fewer assets to depreciate.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets of $445 million and $25 million for the first half of 2017 and 2016, respectively. The gains recorded in the first half of 2017 included gains of $346 million recognized on the sale of 12 Sears Full-line stores and $88 million of gains as a result of recapture and lease termination activity and two stores that qualified for sales recognition and sale-leaseback accounting in the first half. The gains recorded during the first half of 2016 included gains of $13 million related to recapture activity. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
For the first half of the year, Sears Domestic reported an operating loss of $273 million and $512 million in 2017 and 2016, respectively. Sears Domestic's operating loss for the first half of 2017 and 2016 included significant items which aggregated to operating income of $39 million and operating expense of $126 million, respectively. Excluding these items, we would have reported an operating loss of $312 million and $386 million for the first half of 2017 and 2016, respectively. The decrease in adjusted operating loss in 2017 was primarily driven by the above noted decrease in selling and administrative, partially offset by a decrease in gross margin.
ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of July 29, 2017, July 30, 2016 and January 28, 2017 are detailed in the following table.

millions	July 29, 2017	July 30, 2016	January 28, 2017
Cash and equivalents	$121	$160	$196
Cash posted as collateral	4	3	3
Credit card deposits in transit	87	113	87
Total cash and cash equivalents	212	276	286
Restricted cash	230	—	—
Total cash balances	$442	$276	$286
We had total cash balances of $442 million at July 29, 2017, including restricted cash of $230 million, compared to $276 million at July 30, 2016 and $286 million at January 28, 2017.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

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
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $61 million, $41 million and $29 million as of July 29, 2017, July 30, 2016 and January 28, 2017, respectively.
Operating Activities
During the first half of 2017, we used net cash in operating activities of $1.1 billion compared to $0.6 billion in the first half of 2016. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories and the payment of operating expenses. We used more cash in operations for the first half of 2017 compared to the prior year primarily due to declines in merchandise payables and other liabilities.
Merchandise inventories were $3.4 billion and $4.7 billion at July 29, 2017 and July 30, 2016, respectively, while merchandise payables were $0.7 billion and $1.3 billion at July 29, 2017 and July 30, 2016, respectively. Our inventory balances at July 29, 2017 decreased approximately $1.3 billion from the prior year second quarter due to both improved productivity and store closures. Sears Domestic inventory decreased in virtually all categories, with the most notable decreases in the home appliances, apparel, tools and consumer electronics categories. Kmart inventory also decreased in virtually all categories, with the most notable decreases in the apparel, drugstore, home and grocery & household categories.
Investing Activities
During the first half of 2017, we generated net cash flows from investing activities of $1.4 billion, which consisted of cash proceeds from the Craftsman Sale of $572 million, from the sale of properties and investments of $569 million and from the sale of receivables of $293 million, partially offset by cash used for capital expenditures of $41 million. During the first half of 2016, we generated net cash flows from investing activities of $139 million, which consisted of cash proceeds from the sale of properties and investments of $214 million, partially offset by cash used for capital expenditures of $75 million.
Financing Activities
For the first half of 2017, we used net cash flows in financing activities of $99 million, which primarily consisted of repayments of debt of $717 million, primarily repayments of amounts outstanding under the Company's term loan, the 2016 Secured Loan Facility and the 2017 Secured Loan Facility, partially offset by proceeds of $330 million from the Line of Credit Loans, as well as an increase in short-term borrowings of $216 million. During the first half of 2016, we generated cash flows from financing activities of $539 million, which consisted of net proceeds from the 2016 Term Loan of $722 million, as well as net cash proceeds from the 2016 Secured Loan Facility of $485 million, which were partially offset by a decrease in short-term borrowings of $633 million and debt repayments of $35 million.
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

During 2016, the Company completed various financing transactions, including the closing of the $750 million Senior Secured Term Loan under its domestic credit facility (the "2016 Term Loan") maturing in July 2020, which generated net proceeds of approximately $722 million, the completion of a $500 million real estate loan facility in April 2016 (the "2016 Secured Loan Facility"), initially maturing in July 2017, which generated net proceeds of approximately $485 million, the completion of an additional $500 million real estate loan facility in January 2017 (the "2017 Secured Loan Facility") maturing in July 2020 which generated net proceeds of approximately $486 million, and also entering into a $300 million Second Lien Credit Agreement in September 2016 (the "Second Lien Term Loan") maturing in 2020 which generated net proceeds of approximately $291 million.
Other actions announced during the fourth quarter of 2016 included a new Letter of Credit and Reimbursement Agreement (the "LC Facility Agreement"), originally providing for up to a $500 million (of which $271 million was committed at July 29, 2017) secured standby letter of credit facility (the "LC Facility") from certain affiliates of ESL Investments, Inc., and the establishment of a Special Committee of the Board of Directors to market certain real estate properties targeting at least $1.0 billion of asset sales. The specific assets involved, the timing and the overall amount will depend on a variety of factors, including market conditions, interest in specific assets, valuations of those assets and our underlying operating performance.
During fiscal year 2017, the Company continued to take actions to improve our liquidity. In February 2017, the Company entered into an amendment to our existing domestic credit facility. The amendment reduced the aggregate revolver commitments from $1.971 billion to $1.5 billion, but also implemented other modifications to covenants and reserves against the domestic credit facility borrowing base that improved net liquidity. The amended credit facility is smaller in size, reflecting the Company's reduced needs consistent with lower inventory levels associated with our transforming business model, which has fewer physical stores and a greater online presence. The amendment also provides additional flexibility in the form of a $250 million increase in the general debt basket from $750 million to $1.0 billion with $407 million available to borrow at July 29, 2017 after giving consideration to existing outstanding borrowings. Our domestic credit facility permits us up to $500 million of FILO loan capacity under the credit agreement and up to $2.0 billion of second lien loan capacity (of which $934 million was utilized at July 29, 2017) outside the credit agreement, all depending on the applicable and available borrowing base as defined in our applicable debt agreements, as well as our ability to secure commitments from lenders. We also have the ability to obtain longer-term secured financing maturing outside of the domestic credit facility maturity date which would not be subject to borrowing base limitations (see Note 2 of Notes to Condensed Consolidated Financial Statements). Other options available to us include refinancing existing debt, securitizing assets and additional real estate loans, which we have successfully executed in the past. Further, in fiscal 2017, the Company issued commercial paper to meet short-term liquidity needs, with the maximum amount outstanding during this time of $160 million, with no commercial paper outstanding at July 29, 2017.
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
Additionally, the marketing process for real estate under the Special Committee announced in February 2017 is actively proceeding. To date, the Company has received cash proceeds of approximately $276 million since the initiation of the marketing process under the Special Committee, which were used to reduce the amounts outstanding under the 2016 Secured Loan Facility from $500 million to $263 million, and under the 2017 Secured Loan Facility from $500 million to $461 million. An additional $382 million of net cash proceeds were received from the sales of properties in the normal course of business. Cash proceeds from real estate sales after the repayment of a portion of the secured loan facilities were used to reduce outstanding borrowings under the Company's domestic credit facility, as well as for general corporate purposes. Subsequent to second quarter end, the Company executed additional asset sales which generated cash proceeds of nearly $160 million, with approximately $25 million utilized to pay down amounts outstanding under the 2017 Real Estate Loan and the remainder used to pay down revolver borrowings. The Company expects additional real estate sales to occur throughout the remainder of fiscal year 2017.
During the second quarter, the Company also continued to achieve significant progress in our $1.25 billion restructuring program announced earlier this year, with over $1.0 billion in annualized cost savings actioned to date.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Actions taken to date to realize the annualized cost savings have included simplification of the organizational structure of Sears Holdings, streamlining of operations, reducing unprofitable categories and the closure of under-performing stores. In fiscal year 2017, we have closed approximately 180 stores previously announced for closure, and an additional 150 stores previously announced for closure are expected to be closed by the end of the third quarter of 2017. As a result of these actions, the Company has begun to see improvement in the operations in the second quarter as the restructuring program actions, including the closing of unprofitable stores, have begun to take effect.
The Company continued to take actions during the second quarter of 2017 to improve liquidity. In May 2017, Sears Holdings reached agreement to extend the maturity of $400 million of our $500 million 2016 Secured Loan Facility maturing in July 2017 to January 2018. As noted above, the Company subsequently reduced the amounts outstanding under the 2016 Secured Loan Facility from $500 million to $263 million. The Company has options to further extend the remaining loan balance until July 2018.
Additionally, the Company also amended its existing Second Lien Credit Agreement dated September 1, 2016 in July 2017, to provide for the creation of a $500 million Line of Credit Loan Facility (the "Line of Credit Facility"). Seven investors have made loans to the Company under the Line of Credit Facility, including affiliates of ESL Investments, Inc. ("ESL"), certain of our directors and companies affiliated with them, and certain unaffiliated third party investors. As of July 29, 2017, $330 million is outstanding under the Line of Credit Facility. Finally, in August 2017, the Company executed amendments to its LC Facility. The amendments, among other things, extended the maturity of the $271 million LC Facility from its original maturity date of December 28, 2017 through December 28, 2018, eliminated the unused portion of the facility and released the real estate collateral that secured the original LC Facility. The amended LC Facility also permits the lenders, JPP, LLC and JPP II, LLC, affiliates of ESL, to syndicate all or a portion of their commitments under the LC Facility. As of the date of this report, $140 million of the LC Facility has been syndicated to unaffiliated third party lenders.
At July 29, 2017, the amount available to borrow under our revolving credit facility was approximately $191 million, compared to $165 million at January 28, 2017.
In July, the Company announced an agreement with Amazon to launch Kenmore products on Amazon.com, which we expect will significantly expand the reach of the Kenmore brand. We expect this partnership to drive growth opportunities across three of our divisions - Kenmore, Sears Home Services and Innovel. Innovel and Sears Home Services will provide white-glove service for delivery, installation and extended product protection for the full range of home appliances from Kenmore sold on Amazon.com. The Amazon Kenmore Store will feature the full line of Kenmore products for purchase across the United States, with select home appliances already available in California.
We acknowledge that we continue to face a challenging competitive environment. The comprehensive restructuring of our operations is delivering cost efficiencies and helping drive improvements in our operating performance. While we continue to focus on our overall profitability, including managing expenses, we reported a loss in the second quarter of 2017, and were required to fund cash used in operating activities with cash from investing and financing activities. We expect that the actions outlined above will further enhance our liquidity and financial flexibility. In addition, as previously discussed, we expect to generate additional liquidity through the monetization of our real estate, additional financing actions, and potential asset securitizations. We expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs.
We also continue to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of our Home Services and Sears Auto Centers businesses, as well as our Kenmore and DieHard brands, through partnerships, sales or other means of externalization that could expand distribution of our brands and service offerings to realize significant growth. We expect to continue to right-size, redeploy and highlight the value of our assets, including monetizing our real estate portfolio and exploring potential asset securitizations, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company.
We believe that the actions discussed above are probable of occurring and mitigate the liquidity risk raised by our historical operating results and satisfy our estimated liquidity needs during the next 12 months from the issuance of the financial statements. The PPPFA contains certain limitations on our ability to sell assets, which could impact our

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

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
Our outstanding borrowings at July 29, 2017, July 30, 2016 and January 28, 2017 were as follows:

millions	July 29, 2017	July 30, 2016	January 28, 2017
Short-term borrowings:
Unsecured commercial paper	$—	$101	$—
Secured borrowings	216	63	—
Line of credit loans	330	—	—
Long-term debt, including current portion:
Notes and debentures outstanding	3,360	3,211	4,018
Capitalized lease obligations	97	176	145
Total borrowings	$4,003	$3,551	$4,163

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets and secured short-term debt.

	13 Weeks Ended		26 Weeks Ended
millions	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Secured borrowings:
Maximum daily amount outstanding during the period	$629	$312	$629	$1,150
Average amount outstanding during the period	524	111	366	463
Amount outstanding at period-end	216	63	216	63
Weighted average interest rate	6.0%	5.2%	6.0%	4.4%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$160	$137	$160	$184
Average amount outstanding during the period	56	61	39	64
Amount outstanding at period-end	—	101	—	101
Weighted average interest rate	8.3%	7.9%	8.2%	7.8%

Line of credit loans:
Maximum daily amount outstanding during the period	$330	$—	$330	$—
Average amount outstanding during the period	54	—	27	—
Amount outstanding at period-end	330	—	330	—
Weighted average interest rate	9.0%	—%	9.0%	—%
Information about our Domestic Credit Agreement, Term Loan, Letter of Credit Facility, 2017 Secured Loan Facility, 2016 Secured Loan Facility, Secured Short-term Loan, 2016 Term Loan, Second Lien Credit Agreement Senior Secured Notes, Senior Unsecured Notes, Unsecured Commercial Paper and Wholly-owned Insurance Subsidiary and Intercompany Securities is included in Note 2 of Notes to Condensed Consolidated Financial Statements.
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

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
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to successfully implement our integrated retail strategy to transform our business; our ability to successfully manage our inventory levels; initiatives to improve our liquidity through inventory management and other actions; vendors' lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; possible limits on our access to our domestic credit facility, which is subject to a borrowing base limitation and a springing fixed charge coverage ratio covenant, capital markets and other financing sources; our ability to successfully achieve our plans to generate liquidity through potential transactions or otherwise; our ability to achieve cost savings initiatives; potential liabilities in connection with the separation of Lands' End and disposition of a portion of our ownership interest in Sears Canada; payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations, the impact of seasonal buying patterns, including seasonal fluctuations in weather conditions, which are difficult to forecast with certainty; fluctuations in our sales due to changes in customers' spending patterns and prevailing economic conditions; our dependence on sources outside the United States for significant amounts of our merchandise; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business and the transfer of significant internal historical knowledge to such parties; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; the substantial influence exerted over the Company by affiliates of our Chairman and Chief Executive Officer, whose interests may diverge from other stockholders' interests; our ability to protect or preserve the image of our brands; the outcome of pending and/or future legal proceedings, including shareholder litigation, product liability, patent infringement and qui tam claims and proceedings with respect to which the parties have reached a preliminary settlement; and the timing, amount and other risks related to required pension plan funding.
Certain of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 and in our other filings with the Securities and Exchange Commission, which may be accessed through the Commission's website at www.sec.gov.
While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available, except as required by law.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations.
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At July 29, 2017, 45% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at July 29, 2017, which totaled approximately $1.8 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $18 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the second quarter of 2017. During the 13-week period ended July 29, 2017, we did not repurchase any shares of our common stock under our common share repurchase program. At July 29, 2017, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 30, 2017 to May 27, 2017	—	$—	—	$—
May 28, 2017 to July 1, 2017	5,176	7.55	—	—
July 2, 2017 to July 29, 2017	—	—	—	—
Total	5,176	$7.55	—	$—	$503,907,832

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

SEARS HOLDINGS CORPORATION

Date: August 24, 2017	By:	/s/ ROBERT A. RIECKER
	Name:	Robert A. Riecker
	Title:	Chief Financial Officer*

*Mr. Riecker is signing this report both as a duly authorized officer and as the principal accounting officer.

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

*2.1	Second Amendment to Purchase and Sale Agreement, dated July 28, 2017, by and between Sears Holdings Corporation and Stanley Black & Decker.

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, dated January 22, 2014, filed on January 24, 2014 (File No. 000-51217)).

10.1
Amended and Restated Loan Agreement, dated as of May 22, 2017, between Sears, Roebuck and Co., Innovel Solutions, Inc., Big Beaver of Florida Development, LLC and Kmart Corporation, as Borrowers, and JPP, LLC, JPP II, LLC and Cascade Investment, L.L.C., as Initial Lenders (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated May 22, 2017, filed on May 24, 2017 (File No. 001-36693)).

*10.2
Amendment No. 1 to Consent, Waiver and Amendment, dated as of June 29, 2017, among Sears Holdings Corporation, the subsidiaries of Sears Holdings Corporation party thereto and Pension Benefit Guaranty Corporation.

*10.3
Amendment, dated July 3, 2017, to Amended and Restated Loan Agreement, dated as of May 22, 2017, between Sears, Roebuck and Co., Innovel Solutions, Inc., Big Beaver of Florida Development, LLC and Kmart Corporation, as Borrowers, and JPP, LLC, JPP II, LLC and Cascade Investment, L.L.C., as Initial Lenders.

10.4
First Amendment to Second Lien Credit Agreement, dated as of July 7, 2017, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, the lenders party thereto, and JPP, LLC, as administrative agent and collateral administrator (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated July 7, 2017, filed on July 7, 2017 (File No. 001-36693)).

10.5
Second Amendment, dated August 1, 2017, to Letter of Credit and Reimbursement Agreement, dated as of December 28, 2016, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the financial institutions party thereto from time to time as L/C Lenders, and Citibank, N.A., as Administrative Agent and Issuing Bank. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated August 1, 2017, filed on August 3, 2017 (File No. 001-36693)).

10.6
Third Amendment, dated August 9, 2017, to Letter of Credit and Reimbursement Agreement, dated as of December 28, 2016, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the financial institutions party thereto from time to time as L/C Lenders, and Citibank, N.A., as Administrative Agent and Issuing Bank. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated August 9, 2017, filed on August 10, 2017 (File No. 001-36693)).

†*10.7	Letter from Registrant to Sean Skelley, dated as of June 8, 2017.

†*10.8	Special Incentive Award Agreement, dated June 8, 2017, by and between Sears Holdings Corporation and Sean Skelley.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 weeks ended July 29, 2017 and July 30, 2016; (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the 13 and 26 weeks ended July 29, 2017 and July 30, 2016; (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of July 29, 2017, July 30, 2016 and January 28, 2017; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 weeks ended July 29, 2017 and July 30, 2016; (v) the Condensed Consolidated Statements of Deficit (Unaudited) for the 26 weeks ended July 29, 2017 and July 30, 2016; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

__________________

* Filed herewith.
† A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 6 of Form 10-Q.

E-2