Form 10-Q
period 2017-10-28
SEARS HOLDINGS CORP
filed 2017-11-30
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217, 001-36693
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
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
Yes    ☐            No    ☒
As of November 24, 2017, the registrant had 107,613,718 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
REVENUES
Merchandise sales	$2,893	$4,061	$9,820	$13,111
Services and other(1)(2)	767	968	2,506	2,975
Total revenues	3,660	5,029	12,326	16,086
COSTS AND EXPENSES
Cost of sales, buying and occupancy - merchandise sales(3)	2,535	3,497	8,320	10,928
Cost of sales and occupancy - services and other(1)	423	570	1,403	1,759
Total cost of sales, buying and occupancy	2,958	4,067	9,723	12,687
Selling and administrative	1,339	1,543	3,975	4,530
Depreciation and amortization	89	91	259	278
Impairment charges	9	3	29	18
Gain on sales of assets	(316)	(51)	(1,437)	(166)
Total costs and expenses	4,079	5,653	12,549	17,347
Operating loss	(419)	(624)	(223)	(1,261)
Interest expense	(136)	(105)	(387)	(289)
Interest and investment loss	—	(8)	(14)	(25)
Loss before income taxes	(555)	(737)	(624)	(1,575)
Income tax (expense) benefit	(3)	(11)	59	(39)
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(558)	$(748)	$(565)	$(1,614)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(5.19)	$(6.99)	$(5.27)	$(15.10)
Diluted loss per share	$(5.19)	$(6.99)	$(5.27)	$(15.10)
Basic weighted average common shares outstanding	107.5	107.0	107.3	106.9
Diluted weighted average common shares outstanding	107.5	107.0	107.3	106.9

(1)
Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $209 million and $271 million for the 13 weeks ended October 28, 2017 and October 29, 2016, respectively, and $720 million and $847 million for the 39 weeks ended October 28, 2017 and October 29, 2016, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

(2) Includes revenue from Lands' End, Inc. ("Lands' End") for retail services and rent for Lands' End Shops at owned Sears locations, participation in the Shop Your Way® program and corporate shared services of $12 million and $15 million for the 13 weeks ended October 28, 2017 and October 29, 2016, respectively, and $36 million and $38 million for the 39 weeks ended October 28, 2017 and October 29, 2016, respectively.
(3) Includes rent expense (consisting of straight-line rent expense offset by amortization of a deferred gain on sale-leaseback) of $17 million and $22 million for the 13 weeks ended October 28, 2017 and October 29, 2016, respectively, and $55 million and $64 million for the 39 weeks ended October 28, 2017 and October 29, 2016, respectively, pursuant to the master lease with Seritage Growth Properties ("Seritage"). Also includes installment expenses of $10 million and $17 million for the 13 weeks ended October 28, 2017 and October 29, 2016, respectively, and $34 million and $51 million for the 39 weeks ended October 28, 2017 and October 29, 2016, respectively.
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)

	13 Weeks Ended		39 Weeks Ended
millions	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net loss	$(558)	$(748)	$(565)	$(1,614)
Other comprehensive income
Pension and postretirement adjustments, net of tax	200	64	377	192
Currency translation adjustments, net of tax	1	—	2	—
Total other comprehensive income	201	64	379	192
Comprehensive loss attributable to Holdings' shareholders	$(357)	$(684)	$(186)	$(1,422)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

millions	October 28, 2017	October 29, 2016	January 28, 2017
ASSETS
Current assets
Cash and cash equivalents	$200	$258	$286
Restricted cash	154	—	—
Accounts receivable(1)	378	372	466
Merchandise inventories	3,452	5,032	3,959
Prepaid expenses and other current assets	347	304	285
Total current assets	4,531	5,966	4,996
Property and equipment (net of accumulated depreciation and amortization of $2,451, $2,886 and $2,841)	1,855	2,392	2,240
Goodwill	269	269	269
Trade names and other intangible assets	1,244	1,904	1,521
Other assets	294	334	336
TOTAL ASSETS	$8,193	$10,865	$9,362
LIABILITIES
Current liabilities
Short-term borrowings(2)	$1,061	$618	$—
Current portion of long-term debt and capitalized lease obligations(3)	1,310	594	590
Merchandise payables	772	1,556	1,048
Other current liabilities(4)	1,534	1,848	1,956
Unearned revenues	676	759	748
Other taxes	290	355	339
Total current liabilities	5,643	5,730	4,681
Long-term debt and capitalized lease obligations(5)	2,032	3,087	3,573
Pension and postretirement benefits	1,641	1,997	1,750
Deferred gain on sale-leaseback	446	656	563
Sale-leaseback financing obligation	247	164	235
Other long-term liabilities	1,557	1,716	1,641
Long-term deferred tax liabilities	634	890	743
Total Liabilities	12,200	14,240	13,186
Commitments and contingencies
DEFICIT
Total Deficit	(4,007)	(3,375)	(3,824)
TOTAL LIABILITIES AND DEFICIT	$8,193	$10,865	$9,362

(1)
Includes $26 million, $20 million and $81 million of net amounts receivable from SHO, and $7 million, $14 million and $14 million of amounts receivable from Seritage at October 28, 2017, October 29, 2016 and January 28, 2017, respectively.

(2) Includes balances held by related parties of $553 million and $249 million at October 28, 2017 and October 29, 2016, respectively, related to our Line of Credit Loans and Incremental Loans (each as defined in Note 2) and commercial paper. See Notes 2 and 11 for further information.
(3) Includes balances held by related parties of $199 million, $216 million and $216 million at October 28, 2017, October 29, 2016 and January 28, 2017, respectively, related to our 2016 Secured Loan Facility for all periods presented and also related to our Senior Secured Notes at October 28, 2017 See Note 2 for defined terms.
(4) Includes $1 million of net amounts payable to Lands' End at October 29, 2016 and January 28, 2017, and $11 million of amounts payable to Seritage at January 28, 2017.

(5)
Includes balances held by related parties of $1.2 billion, $1.2 billion and $1.7 billion at October 28, 2017, October 29, 2016 and January 28, 2017, respectively, related to our Subsidiary Notes, Senior Unsecured Notes, Second Lien Term Loan, 2016 Term Loan and 2017 Secured Loan Facility for all periods presented and also related to our Senior Secured Notes at October 29, 2016 and January 28, 2017. See Note 2 for defined terms and Notes 2 and Note 11 for further information.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	39 Weeks Ended
millions	October 28, 2017	October 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(565)	$(1,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax valuation allowance	(120)	(37)
Depreciation and amortization	259	278
Impairment charges	29	18
Gain on sales of assets	(1,437)	(166)
Pension and postretirement plan contributions	(271)	(261)
Pension plan settlements	403	—
Mark-to-market adjustments of financial instruments	17	22
Amortization of deferred gain on sale-leaseback	(59)	(66)
Amortization of debt issuance costs and accretion of debt discount	93	58
Other	(36)	—
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	11	34
Merchandise inventories	490	140
Merchandise payables	(276)	(18)
Income and other taxes	(30)	97
Other operating assets	—	(6)
Other operating liabilities	(409)	113
Net cash used in operating activities	(1,901)	(1,408)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	867	274
Proceeds from Craftsman Sale	572	—
Proceeds from sales of receivables(1)	293	—
Purchases of property and equipment	(59)	(115)
Net cash provided by investing activities	1,673	159

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances(2)	638	1,528
Repayments of debt(3)	(887)	(50)
Increase (decrease) in short-term borrowings, primarily 90 days or less	464	(179)
Proceeds from sale-leaseback financing	106	—
Debt issuance costs(4)	(25)	(30)
Net cash provided by financing activities	296	1,269

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	68	20
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	286	238
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$354	$258

Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$33	$18
Cash interest paid(5)	285	186
Unpaid liability to acquire equipment and software	9	15
(1) Proceeds in 2017 include $63 million from JPP, LLC and JPP II, LLC, entities affiliated with ESL (as defined in Note 1), for the sale of receivables.
(2) Proceeds in 2017 include $553 million from related parties in connection with the Line of Credit Loans and Incremental Loans. Proceeds in 2016 include $796 million from related parties in connection with the Second Lien Term Loan, 2016 Term Loan and 2016 Secured Loan Facility. See Notes 2 and 11 for further information.
(3) Repayments in 2017 include $299 million to related parties in connection with the 2017 Secured Loan Facility, 2016 Secured Loan Facility, Incremental Loans, 2016 Term Loan and Line of Credit Loans. See Notes 2 and 11 for further information.
(4) Includes a one-time extension fee equal to $4 million to JPP, LLC and JPP II, LLC, entities affiliated with ESL during the 39 weeks ended October 28, 2017. See Note 2 for further information.
(5) Cash interest paid includes $114 million and $53 million interest paid to related parties related to our borrowings during the 39 weeks ended October 28, 2017 and October 29, 2016, respectively. See Notes 2 and 11 for further information.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Deficit
(Unaudited)

	Deficit Attributable to Holdings' Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 30, 2016	107	$1	$(5,928)	$9,173	$(3,291)	$(1,918)	$7	$(1,956)
Comprehensive loss
Net loss	—	—	—	—	(1,614)	—	—	(1,614)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	192	—	192
Total Comprehensive Loss								(1,422)
Stock awards	—	—	19	(20)	—	—	—	(1)
Associate stock purchase	—	—	6		—	—	—	6
Distribution to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Balance at October 29, 2016	107	$1	$(5,903)	$9,153	$(4,905)	$(1,726)	$5	$(3,375)
Balance at January 28, 2017	107	$1	$(5,891)	$9,130	$(5,512)	$(1,552)	$—	$(3,824)
Comprehensive loss
Net loss	—	—	—	—	(565)	—	—	(565)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	377	—	377
Currency translation adjustments, net of tax	—	—	—	—	—	2	—	2
Total Comprehensive Loss								(186)
Stock awards	1	—	42	(44)	—	—	—	(2)
Associate stock purchase	—	—	5		—	—	—	5
Balance at October 28, 2017	108	$1	$(5,844)	$9,086	$(6,077)	$(1,173)	$—	$(4,007)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 1,104 full-line and specialty retail stores as of October 28, 2017 in the United States, operating through Kmart and Sears. We operate under two reportable segments: Kmart and Sears Domestic.
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
Pension Benefit Guaranty Corporation Agreement
On March 18, 2016, we entered into a five-year pension plan protection and forbearance agreement (the "PPPFA") with the Pension Benefit Guaranty Corporation ("PBGC"), pursuant to which the Company has agreed to continue to protect, or "ring-fence," pursuant to customary covenants, the assets of certain special purpose subsidiaries (the "Relevant Subsidiaries") holding real estate and/or intellectual property assets. Also under the agreement, the Relevant Subsidiaries granted the PBGC a springing lien on the ring-fenced assets, which lien will be triggered only by (a) failure to make required contributions to the Company's pension plans (the "Plans"), (b) prohibited transfers of ownership interests in the Relevant Subsidiaries, (c) termination events with respect to the Plans, or (d) bankruptcy events with respect to the Company or certain of its material subsidiaries. In November 2017, the Company announced an amendment to the PPPFA which is further described below and in Note 5. Under the PPPFA, the PBGC has agreed to forbear from initiating an involuntary termination of the Plans, except upon the occurrence of specified conditions, one of which is based on the aggregate market value of the Company’s issued and outstanding stock. As of the date of this report, the Company's stock price is such that the PBGC would be permitted to cease forbearance. The PBGC has been given notice in accordance with the terms of the PPPFA and has not communicated any intention to cease its forbearance.
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
The Company received an initial upfront payment of $525 million, subject to closing costs and an adjustment for working capital changes, at closing. In addition, Stanley Black & Decker will pay a further $250 million in cash in three years (the "Craftsman Receivable") and Holdings will receive payments of between 2.5% and 3.5% on new Stanley Black & Decker sales of Craftsman products made during the 15 year period following the closing. In connection with the Craftsman Sale, we recognized a gain in our Kmart segment of $492 million within gain on sales of assets in the Condensed Consolidated Statements of Operations for the 39 weeks ended October 28, 2017,

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

and initially established a receivable of $234 million for the net present value of the Craftsman Receivable. During the 13 weeks ended July 29, 2017, we sold the Craftsman Receivable to a third-party purchaser.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows as of October 28, 2017, October 29, 2016 and January 28, 2017.

millions	October 28, 2017	October 29, 2016	January 28, 2017
Cash and cash equivalents	$122	$145	$196
Cash posted as collateral	4	3	3
Credit card deposits in transit	74	110	87
Total cash and cash equivalents	200	258	286
Restricted cash	154	—	—
Total cash balances	$354	$258	$286
Depreciation Expense
Depreciation expense included within depreciation and amortization reported in the Condensed Consolidated Statements of Operations was $88 million and $90 million for the 13 week periods ended October 28, 2017 and October 29, 2016, respectively, and $256 million and $274 million for the 39 week periods ended October 28, 2017 and October 29, 2016, respectively.
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
During 2016, the Company completed various financing transactions, including the closing of the $750 million Senior Secured Term Loan (the "2016 Term Loan") under its domestic credit facility maturing in July 2020, the completion of a $500 million real estate loan facility in April 2016 (the "2016 Secured Loan Facility"), initially maturing in July 2017, the completion of an additional $500 million real estate loan facility in January 2017 (the "2017 Secured Loan Facility") maturing in July 2020, entering into a $300 million Second Lien Credit Agreement in September 2016 maturing in 2020 and entering into a new Letter of Credit and Reimbursement Agreement,

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

originally providing for up to a $500 million secured standby letter of credit facility (the "LC Facility") from certain affiliates of ESL Investments, Inc. ("ESL").
During fiscal year 2017, the Company continued to take actions to improve our liquidity. During the first quarter, the Company closed its previously-announced sale of the Craftsman brand to Stanley Black & Decker. Additionally, the Company entered into an amendment to our existing domestic credit facility which reduced the aggregate revolver commitments from $1.971 billion to $1.5 billion, but also implemented other modifications to covenants and reserves against the domestic credit facility borrowing base that improved net liquidity. The amendment provided additional flexibility in the form of a $250 million increase in the general debt basket from $750 million to $1.0 billion with $99 million available to borrow at October 28, 2017 after giving consideration to existing outstanding borrowings. Our domestic credit facility permits us up to $500 million of FILO loan capacity under the credit agreement and up to $2.0 billion of second lien loan capacity (of which $1.0 billion was utilized at October 28, 2017) outside the credit agreement, all depending on the applicable and available borrowing base as defined in our applicable debt agreements, as well as our ability to secure commitments from lenders. We also have the ability to obtain longer-term secured financing maturing outside of the domestic credit facility maturity date which would not be subject to borrowing base limitations (see Note 2). Other options available to us include refinancing existing debt and additional real estate loans, which we have successfully executed in the past.
In addition, in May 2017, the Company reached agreement to extend the maturity of the 2016 Secured Loan Facility. As of the date of this filing, we had exercised our option to extend the maturity of the 2016 Secured Loan Facility to April 2018 (see Note 2), with the option to further extend the remaining loan balance until July 2018. The Company continued to pay down the 2016 and 2017 Secured Loan Facilities through asset sales during the second and third quarters. As of October 28, 2017, $263 million and $384 million remain outstanding under the 2016 Secured Loan Facility and 2017 Secured Loan Facility, respectively. To date in 2017, the Company has received cash proceeds of approximately $370 million from asset sales, which were used to reduce the amounts outstanding under the 2016 Secured Loan Facility to $263 million, under the 2017 Secured Loan Facility to $384 million and under the Incremental Loans (as defined below) to $185 million. An additional $498 million of net cash proceeds were received from the sales of properties and other assets which were used to reduce outstanding borrowings under the Company's domestic credit facility, as well as for general corporate purposes. Subsequent to third quarter end, the Company executed additional asset sales and commercial arrangements which generated cash proceeds of approximately $167 million, with approximately $21 million utilized to pay down amounts outstanding under the 2017 Secured Loan Facility and the remainder used to pay down revolver borrowings. The Company expects additional real estate sales to occur throughout the remainder of fiscal year 2017 and in 2018. The specific assets involved, the timing and the overall amount will depend on a variety of factors, including market conditions, interest in specific assets, valuations of those assets and our underlying operating performance.
The Company also amended its existing Second Lien Credit Agreement dated September 1, 2016 in July 2017, to provide for the creation of a $500 million Line of Credit Loan Facility (the "Line of Credit Facility"). As of October 28, 2017, $413 million is outstanding under the Line of Credit Facility. In August 2017, the Company executed amendments to its LC Facility. The amendments, among other things, extended the maturity of the $271 million LC Facility from its original maturity date of December 28, 2017 through December 28, 2018.
During October 2017, the Company entered into amended and restated loan agreements (the "Incremental Loans"), with the Incremental Loans maturing on April 23, 2018. The Company borrowed $200 million pursuant to the Incremental Loans, and used the proceeds for general corporate purposes. As of October 28, 2017, $185 million is outstanding under the Incremental Loans. Further, in fiscal 2017, the Company issued commercial paper to meet short-term liquidity needs, with the maximum amount outstanding during this time of $160 million, with $40 million of commercial paper outstanding at October 28, 2017.
Finally, subsequent to the end of the third quarter, the Company and the PBGC entered into an amendment to the PPPFA. The amendment, which is expected to close in February 2018, provides for the release of 138 of our properties from a ring-fence arrangement created under the PPPFA upon, and in exchange for, the payment of approximately $407 million into the Sears pension plans. Holdings expects to raise the $407 million through a sale of properties and/or financing secured by the properties, with such financing to be repaid from the proceeds of sales

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

of the properties. This agreement provides the Company with financial flexibility through the ability to monetize properties, and, in addition, provides funding relief from contributions to the pension plans for the next two years.
During 2017, the Company also achieved its annualized cost savings target of $1.25 billion as part of the restructuring program announced earlier this year. Actions taken to realize the annualized cost savings have included simplification of the organizational structure of Holdings, streamlining of operations, reducing unprofitable categories and the closure of under-performing stores. In fiscal year 2017, we have closed approximately 330 stores previously announced for closure, and approximately an additional 100 stores previously announced for closure are expected to be closed by the end of the fourth quarter of 2017. As a result of these actions, the Company has begun to see improvement in the operations in the second and third quarters as the restructuring program actions, including the closing of unprofitable stores, have begun to take effect.
We acknowledge that we continue to face a challenging competitive environment. The comprehensive restructuring of our operations is delivering cost efficiencies and helping drive improvements in our operating performance. While we continue to focus on our overall profitability, including managing expenses, we reported a loss in the third quarter of 2017, and were required to fund cash used in operating activities with cash from investing and financing activities. We expect that the actions outlined above will further enhance our liquidity and financial flexibility. In addition, as previously discussed, we expect to generate additional liquidity through the monetization of our real estate and other assets and additional financing actions, which may include participation by related parties. We expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs.
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
We also continue to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of our Home Services and Sears Auto Centers businesses, as well as our Kenmore and DieHard brands, through partnerships, sales or other means of externalization that could expand distribution of our brands and service offerings to realize significant growth. We expect to continue to right-size, redeploy and highlight the value of our assets, including monetizing our real estate portfolio and exploring potential asset sales, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company.
If we continue to experience operating losses, and we are not able to generate additional liquidity through the actions described above or through some combination of other actions, while not expected, then our liquidity needs may exceed availability under our Amended Domestic Credit Agreement (as defined in Note 2) and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Moreover, if the borrowing base (as calculated pursuant to our outstanding second lien debt) falls below the principal amount of such second lien debt plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for such debt on the last day of any two consecutive quarters, it could trigger an obligation to repurchase our Senior Secured Notes in an amount equal to such deficiency. As of October 28, 2017, our borrowing base was below the above threshold, and if our borrowing base is below the above threshold at the end of our fiscal year, it will trigger an obligation to repurchase or repay second lien debt, in an amount equal to the excess of our funded debt secured by liens on our inventory as of year-end over the borrowing base. If we fail to make such repurchase or repayment, we would be in violation of our covenants under our Second Lien Credit Agreement.
Sears Canada
At each of October 28, 2017, October 29, 2016 and January 28, 2017, the Company was the beneficial holder of approximately 12 million, or 12%, of the common shares of Sears Canada. In July 2017, Sears Canada filed for court protection and trading of its common shares was suspended. Accordingly, we recognized other-than-temporary impairment of $12 million within interest and investment loss in our Condensed Consolidated Statements of

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Operations during the 13 weeks ended July 29, 2017. Our equity method investment in Sears Canada was $23 million and $17 million at October 29, 2016 and January 28, 2017, respectively, and is included within other assets in the Condensed Consolidated Balance Sheets. The fair value of our equity method investment in Sears Canada was determined based on quoted market prices for its common stock. Our equity method investment in Sears Canada is valued using Level 1 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
NOTE 2—BORROWINGS
Total borrowings were as follows:

millions	October 28, 2017	October 29, 2016	January 28, 2017
Short-term borrowings:
Unsecured commercial paper	$40	$248	$—
Secured borrowings	424	370	—
Line of credit loans	413	—	—
Incremental loans	184	—	—
Long-term debt, including current portion:
Notes and debentures outstanding	3,261	3,517	4,018
Capitalized lease obligations	81	164	145
Total borrowings	$4,403	$4,299	$4,163
The fair value of long-term debt, excluding capitalized lease obligations, was $3.0 billion at October 28, 2017, $3.6 billion at October 29, 2016 and $4.0 billion at January 28, 2017. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At October 28, 2017 and October 29, 2016, we had outstanding commercial paper borrowings of $40 million and $249 million, respectively, while at January 28, 2017, we had no commercial paper borrowings outstanding. The carrying value of commercial paper, net of remaining discount, was $40 million and $248 million at October 28, 2017 and October 29, 2016, respectively.
Letter of Credit Facility
On December 28, 2016, the Company, through Sears Roebuck Acceptance Corp. ("SRAC") and Kmart Corporation (together with SRAC, the "Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into the Letter of Credit and Reimbursement Agreement (the "LC Facility") providing for a $500 million secured standby letter of credit facility (of which $271 million was committed at October 28, 2017) from JPP, LLC and JPP II, LLC, entities affiliated with ESL (collectively, the "Lenders"), with Citibank, N.A., serving as administrative agent and issuing bank.
In August, the Company executed amendments to the LC Facility. The amendments, among other things, extended the maturity to December 28, 2018, eliminated the unused portion of the facility and released the real estate collateral that secured the original LC Facility. The amended LC Facility also permits the Lenders to syndicate all or a portion of their commitments under the facility to other lenders, of which $140 million has been syndicated to unaffiliated third party lenders as of the date of this report.
The amended LC Facility is guaranteed by the same subsidiaries of the Company that guarantee the obligations under the Amended Domestic Credit Agreement, as defined below. The amended LC Facility is secured by substantially the same collateral as the Amended Domestic Credit Agreement. The amended LC Facility contains a borrowing base calculation, pursuant to which the borrowers are required to cash collateralize the LC Facility if the

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

aggregate obligations under the Amended Domestic Credit Agreement, amended LC Facility and certain other cash management and similar obligations exceed the Modified Borrowing Base, as defined in the amended LC Facility, as of the end of any calendar month.
To secure their obligation to participate in letters of credit issued under the LC Facility, the lenders under the LC Facility are required to maintain cash collateral on deposit with the Issuing Bank in an amount equal to 102% of the commitments under the LC Facility (the "Lender Deposit"). The Borrowers paid the Lenders an upfront fee equal to 1.00% of the aggregate amount of the Lender Deposit. In addition, the Borrowers are required to pay a commitment fee on the average daily amount of the Lender Deposit (as such amount may be increased or decreased from time to time) equal to the Eurodollar Rate (as defined under the Amended Domestic Credit Facility) plus 11.0%, as well as certain other fees. In the event of reductions of the commitments under the LC Facility or a termination of the LC Facility prior to the six month anniversary of the effective date of the amendments, under certain circumstances the Borrowers will be required to pay an early reduction/termination fee equal to the commitment fee that would have accrued with respect to the reduced or terminated commitments from the date of reduction or termination until the six month anniversary.
The LC Facility includes certain representations and warranties, affirmative and negative covenants and other undertakings, which are subject to important qualifications and limitations set forth in the LC Facility. The LC Facility also contains certain events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If an event of default occurs, the Lenders may terminate all or any portion of the commitments under the LC Facility, require the Borrowers to cash collateralize the LC Facility and/or exercise any rights they might have under any of the related facility documents (including against the collateral), subject to certain limitations. At October 28, 2017 and January 28, 2017, respectively, we had $271 million and $200 million of letters of credit outstanding under the LC Facility.
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
During October 2017, the Company, through the 2017 Secured Loan Borrowers and SHC Desert Springs, LLC, Innovel Solutions, Inc., Sears Holdings Management Corporation, Maxserv, Inc., Troy Coolidge No. 13, LLC, Sears Development Co. and Big Beaver of Florida Development, LLC (collectively, “Incremental Loan Borrowers”), entities wholly-owned and controlled, directly or indirectly by the Company, entered into amended and restated loan agreements (the "Incremental Loans") with the Lenders. The Incremental Loans mature on April 23, 2018. The Company borrowed $200 million pursuant to the Incremental Loans, and used the proceeds for general corporate purposes.
The 2017 Secured Loan Facility has an annual base interest rate of 8%, with accrued interest payable monthly during the term of the 2017 Secured Loan Facility. The Borrowers paid an upfront commitment fee equal to 1.0% of the full principal amount of the 2017 Secured Loan Facility and paid a funding fee equal to 1.0% of the amounts drawn under the 2017 Secured Loan Facility at the time such amounts were drawn. The Incremental Loans have an annual interest rate of 11%, with accrued interest payable monthly. No upfront or funding fees were paid in connection with the Incremental Loans.
The 2017 Secured Loan Facility and Incremental Loans are guaranteed by the Company and certain of its subsidiaries, and were secured by a first priority lien on 69 real properties owned by the 2017 Secured Loan Borrowers and Incremental Loan Borrowers and guarantors at inception of the 2017 Secured Loan Facility, and an additional 7 real properties owned by the Incremental Loan Borrowers at inception of the Incremental Loans. In certain circumstances, the Lenders and the 2017 Secured Loan Borrowers and Incremental Loan Borrowers may elect to substitute one or more properties as collateral. To the extent permitted under other debt of the Company or its affiliates, the 2017 Secured Loan Facility may be prepaid at any time in whole or in part, without penalty or

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

premium. The 2017 Secured Loan Borrowers are required to apply the net proceeds of the sale of any real property collateral for the 2017 Secured Loan Facility to repay the loan. The Company used proceeds of $116 million to pay interest and a portion of the 2017 Secured Loan Facility and $15 million to pay interest and a portion of the Incremental Loans during the 39 weeks ended October 28, 2017.
The 2017 Secured Loan Facility and Incremental Loans include certain representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral. The 2017 Secured Loan Facility and Incremental Loans have certain events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there is an event of default, the Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the 2017 Secured Loan Facility or Incremental Loan documents (including against the collateral), and require the 2017 Secured Loan Borrowers or Incremental Loan Borrowers to pay a default interest rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%.
The Incremental Loans permit the Lenders to syndicate or participate all or a portion of the outstanding loans, and the Lenders have advised the Incremental Loan Borrowers that they are amenable to syndicating all or a portion of the Incremental Loans to third parties on the same terms.
The carrying value of the 2017 Secured Loan Facility, net of the remaining debt issuance costs, was $373 million and $485 million at October 28, 2017 and January 28, 2017, respectively. The carrying value of the Incremental Loans, net of the remaining debt issuance costs, was $184 million at October 28, 2017. The Incremental Loans are included within short-term borrowings in the Condensed Consolidated Balance Sheets for all periods presented.
2016 Secured Loan Facility
On April 8, 2016, the Company, through Sears, Sears Development Co., Innovel, Big Beaver of Florida Development, LLC and Kmart Corporation (collectively, "2016 Secured Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, obtained a $500 million real estate loan facility from JPP, LLC, JPP II, LLC, and Cascade Investment, LLC (collectively, the "2016 Secured Loan Lenders"). JPP, LLC and JPP II, LLC are entities affiliated with ESL. The first $250 million of the 2016 Secured Loan Facility was funded on April 8, 2016 and the remaining $250 million was funded on April 22, 2016. The funds were used to reduce outstanding borrowings under the Company's asset-based revolving credit facility and for general corporate purposes. The 2016 Secured Loan Facility had an original maturity date of July 7, 2017. In May 2017, the Company reached an agreement to extend the maturity of $400 million of the 2016 Secured Loan Facility to January 2018, with options to further extend the maturity of the loan for up to an additional six months, to July 6, 2018, subject to the satisfaction of certain conditions and the payment of certain fees. On November 21, 2017, the Company notified the 2016 Secured Loan Lenders of its exercise of the first such option to extend the maturity to April 6, 2018, subject to the payment of an extension fee on January 8, 2018. The 2016 Secured Loan Facility is included within current portion of long-term debt in the Condensed Consolidated Balance Sheets for all periods presented. The carrying value of the 2016 Secured Loan Facility, net of the remaining debt issuance costs, was $261 million, $492 million and $494 million at October 28, 2017, October 29, 2016 and January 28, 2017, respectively.
The 2016 Secured Loan Facility has an annual base interest rate of 8%, with accrued interest payable monthly during the term of the 2016 Secured Loan Facility. The 2016 Secured Loan Borrowers paid an upfront commitment fee equal to 1.0% of the full principal amount of the 2016 Secured Loan Facility and paid a funding fee equal to 1.0% of the amounts drawn under the 2016 Secured Loan Facility at the time such amounts were drawn. In connection with the May 2017 maturity extension, the Company paid a one-time extension fee equal to $8 million to the extending lenders.
The 2016 Secured Loan Facility is guaranteed by the Company and was originally secured by a first priority lien on 21 real properties owned by the 2016 Secured Loan Borrowers. The 2016 Secured Loan Facility includes customary representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral.
The 2016 Secured Loan Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there is an event of default, the 2016 Secured Loan Lenders

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the 2016 Secured Loan Facility documents (including against the collateral), and require the 2016 Secured Loan Borrowers to pay a default interest rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%. The 2016 Secured Loan Facility may be prepaid at any time in whole or in part, without penalty or premium and $238 million of proceeds from real estate transactions was used to pay interest and a portion of the loan during the 39 weeks ended October 28, 2017.
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
The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on substantially all of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility is guaranteed by all domestic subsidiaries of Holdings that own inventory or credit card or pharmacy receivables. The Revolving Facility also permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.0 billion in second lien notes were outstanding at October 28, 2017, resulting in $1.0 billion of permitted second lien indebtedness, subject to limitations contained in our other outstanding indebtedness. If, through asset sales or other means, the value of the above eligible assets is not sufficient to support borrowings of up to the full amount of the commitments under this facility, we will not have full access to the facility, but rather could have access to a lesser amount determined by the borrowing base. Such a decline in the value of eligible assets also could result in our inability to borrow up to the full amount of second lien indebtedness permitted by the domestic credit facility, but rather we could be limited to borrowing a lesser amount determined by the borrowing base as calculated pursuant to the terms of such indenture.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either LIBOR (subject to a 1.00% LIBOR floor) or a base rate, plus an applicable margin for LIBOR loans of 4.50% and for base rate loans of 3.50%. Currently, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing June 30, 2018. Additionally, the Borrowers are required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Amended Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility. At October 28, 2017, October 29, 2016 and January 28, 2017, respectively, we had borrowings of $724 million, $973 million and $970 million under the Term Loan, and carrying value, net of the remaining discount and debt issuance costs, of $722 million, $964 million and $963 million. A portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the Term Loan.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Amounts borrowed pursuant to the 2016 Term Loan bear interest at a rate equal to LIBOR plus 750 basis points, subject to a 1.00% LIBOR floor. The Company received approximately $722 million in net proceeds from the 2016 Term Loan, which proceeds were used to reduce outstanding borrowings under its asset-based revolving credit facility. The 2016 Term Loan has a maturity date of July 20, 2020, which is the same maturity date as the Company's revolving credit facility commitments, and does not amortize. The 2016 Term Loan is subject to a prepayment premium of 2% of the aggregate principal amount of the 2016 Term Loan prepaid on or prior to April 8, 2017 and 1% of the aggregate principal amount of the 2016 Term Loan prepaid after April 8, 2017 and on or prior to April 8, 2018. The obligations under the Amended Domestic Credit Agreement, including the 2016 Term Loan, are secured by a first lien on substantially all of the domestic inventory and credit card and pharmacy receivables of the Company and its subsidiaries and aggregate advances under the Amended Domestic Credit Agreement are subject to a borrowing base formula. The carrying value of the 2016 Term Loan, net of the remaining discount and debt issuance costs, was $557 million, $725 million and $726 million at October 28, 2017, October 29, 2016 and January 28, 2017, respectively. A portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the 2016 Term Loan.
The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, to be at least 15%, exceptions that may be subject to certain maximum amounts and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility. Further, the Amended Domestic Credit Agreement includes customary covenants that restrict our ability to make dispositions, prepay debt and make investments, subject, in each case, to various exceptions. The Amended Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. As of October 28, 2017, our fixed charge ratio was less than 1.0 to 1.0, and we are subject to these other requirements based on our availability. If availability under the domestic revolving credit facility were to fall below 10%, the Company would be required to test the fixed charge coverage ratio, and would not comply with the facility, and the lenders under the facility could demand immediate payment in full of all amounts outstanding and terminate their obligations under the facility. In addition, the domestic credit facility provides that in the event we make certain prepayments of indebtedness, for a period of one year thereafter we must maintain availability under the facility of at least 12.5%, and it prohibits certain other prepayments of indebtedness.
At October 28, 2017 and October 29, 2016, we had $424 million and $370 million, respectively, of Revolving Facility borrowings and $381 million, $660 million and $464 million at October 28, 2017, October 29, 2016 and January 28, 2017, respectively, of letters of credit outstanding under the Revolving Facility. At January 28, 2017, we had no borrowings outstanding under the Revolving Facility. At October 28, 2017, October 29, 2016 and January 28, 2017, the amount available to borrow under the Revolving Facility was $39 million, $174 million and $165 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
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
The Second Lien Credit Agreement was amended on July 7, 2017, providing an uncommitted line of credit facility under which subsidiaries of the Company may from time to time borrow line of credit loans ("Line of Credit Loans") with maturities less than 180 days, subject to applicable borrowing base limitations, in an aggregate principal amount not to exceed $500 million at any time outstanding. The Company received proceeds of $438

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

million from the issuance of Line of Credit Loans from a syndicate of lenders, some of which are entities affiliated with ESL, Bruce R. Berkowitz, and Thomas J. Tisch. The Company made repayments of $25 million during the 13 weeks ended October 28, 2017. See Note 11 for further information. The proceeds were used for the repayment of indebtedness and general corporate purposes.
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
The Second Lien Credit Agreement includes representations and warranties, covenants and other undertakings, and events of default that are substantially similar to those contained in the Amended Domestic Credit Agreement. The Second Lien Credit Agreement requires the ABL Borrowers to prepay amounts outstanding under the Amended Domestic Credit Agreement and/or the Second Lien Credit Agreement in order to avoid a Collateral Coverage Event (as defined below). The carrying value of the Second Lien Term Loan, net of the remaining debt issuance costs, was $293 million and $292 million at October 28, 2017 and January 28, 2017, respectively. The carrying value of the Line of Credit Loans was $413 million at October 28, 2017.
Senior Secured Notes
In October 2010, we sold $1.0 billion aggregate principal amount of senior secured notes (the "Senior Secured Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Senior Secured Notes, the Company sold $250 million aggregate principal amount of Senior Secured Notes to the Company's domestic pension plan in a private placement, none of which remain in the domestic pension plan as a result of the Tender Offer discussed below. The Senior Secured Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and credit card receivables (the "Collateral"). The lien that secures the Senior Secured Notes is junior in priority to the lien on such assets that secures obligations under the Amended Domestic Credit Agreement, as well as certain other first priority lien obligations. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. The indenture under which the Senior Secured Notes were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding Senior Secured Notes to be due and payable immediately. Generally, the Company is required to offer to repurchase all outstanding Senior Secured Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the Senior Secured Notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters (a "Collateral Coverage Event") or upon the occurrence of certain change of control triggering events. Subsequent to the end of our third quarter, we commenced a consent solicitation to amend the borrowing base definition in the indenture. We subsequently terminated the consent solicitation prior to its scheduled expiration. The Company may call the Senior Secured Notes at a premium based on the "Treasury Rate" as defined in the indenture, plus 50 basis points. On September 6, 2011, we completed our offer to exchange the Senior Secured Notes held by nonaffiliates for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
The carrying value of Senior Secured Notes, net of the remaining discount and debt issuance costs, was $303 million, $302 million and $303 million at October 28, 2017, October 29, 2016 and January 28, 2017, respectively. The carrying value of Senior Secured Notes is included within current portion of long-term debt in the Condensed Consolidated Balance Sheets at October 28, 2017.
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
We accounted for the Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Senior Unsecured Notes based on the relative fair values of the Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. The discount is being amortized over the life of the Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $40 million and $32 million of the discount was amortized during the 39 week periods ended October 28, 2017 and October 29, 2016, respectively. The remaining discount was approximately $155 million, $207 million and $195 million at October 28, 2017, October 29, 2016 and January 28, 2017, respectively. The carrying value of the Senior Unsecured Notes, net of the remaining discount and debt issuance costs, was approximately $468 million, $416 million and $428 million at October 28, 2017, October 29, 2016 and January 28, 2017, respectively.
Wholly-owned Insurance Subsidiary and Intercompany Securities
We have numerous types of insurable risks, including workers' compensation, product and general liability, automobile, warranty, asbestos and environmental claims and the extended service contracts we sell to our customers. Certain of the associated risks are managed through Holdings' wholly-owned insurance subsidiary, Sears Reinsurance Company Ltd. ("Sears Re"), a Bermuda Class 3 insurer.
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Investment Conduit, or REMIC. The real estate associated with 133 properties was contributed to indirect wholly-owned subsidiaries of Sears, and then leased back to Sears. The contributed properties were mortgaged and the REMIC issued to wholly-owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the "REMIC Securities") that are secured by the mortgages and collateral assignments of the store leases. Payments to the holders on the REMIC Securities are funded by the lease payments. In May 2006, a subsidiary of Holdings contributed the rights to use the Kenmore®, Craftsman® and DieHard® trademarks in the U.S. and its possessions and territories to KCD IP, LLC, an indirect wholly-owned subsidiary of Holdings. KCD IP, LLC has licensed the use of the trademarks to subsidiaries of Holdings, including Sears and Kmart. Asset-backed securities with a par value of $1.8 billion (the "KCD Securities") were issued by KCD IP, LLC and subsequently purchased by Sears Re, the collateral for which includes the trademark rights and royalty income. Payments to the holders on the KCD Securities are funded by the royalty payments. In connection with the Craftsman Sale, KCD Securities with par value of $900 million were redeemed in March 2017. The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly-owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities. In the fourth quarter of fiscal 2013, Holdings contributed all of the outstanding capital stock of Sears Re to SRe Holding Corporation, a direct wholly-owned subsidiary of Holdings. Sears Re thereafter reduced its excess statutory capital through the distribution of all REMIC Securities held by it to SRe Holding Corporation. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly-owned consolidated subsidiaries. At October 28, 2017, the net book value of the securitized trademark rights was approximately $0.7 billion. At both October 29, 2016 and January 28, 2017, the net book value of the securitized trademark rights was approximately $1.0 billion. The net book value of the securitized real estate assets was approximately $0.6 billion at each of October 28, 2017, October 29, 2016 and January 28, 2017.
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
NOTE 3—STORE CLOSING CHARGES, SEVERANCE COSTS, IMPAIRMENTS AND REAL ESTATE TRANSACTIONS
Store Closings and Severance
We closed 100 stores in our Kmart segment and 47 stores in our Sears Domestic segment that we previously announced would close during the 13 week period ended October 28, 2017, and 225 stores in our Kmart segment and 98 stores in our Sears Domestic segment during the 39 week period ended October 28, 2017. We made the decision to close 78 stores in our Kmart segment and 24 stores in our Sears Domestic segment during the 13 week period ended October 28, 2017, and 192 stores in our Kmart segment and 79 stores in our Sears Domestic segment during the 39 week period ended October 28, 2017.
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
We expect to record additional charges of approximately $70 million during 2017 related to stores that we had previously made the decision to close, but have not yet closed.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Store closing costs and severance recorded for the 13- and 39- week periods ended October 28, 2017 and October 29, 2016 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$43	$6	$30	$8	$9	$96
Sears Domestic	17	5	4	2	10	38
Total for the 13 week period ended October 28, 2017	$60	$11	$34	$10	$19	$134

Kmart	$36	$5	$58	$8	$2	$109
Sears Domestic	2	2	1	1	—	6
Total for the 13 week period ended October 29, 2016	$38	$7	$59	$9	$2	$115

Kmart	$121	$19	$28	$21	$14	$203
Sears Domestic	43	39	39	9	19	149
Total for the 39 week period ended October 28, 2017	$164	$58	$67	$30	$33	$352

Kmart	$90	$11	$39	$19	$6	$165
Sears Domestic	12	4	3	4	1	24
Total for the 39 week period ended October 29, 2016	$102	$15	$42	$23	$7	$189
_____________

(1)	Recorded within cost of sales, buying and occupancy in the Condensed Consolidated Statements of Operations.

(2)
Recorded within selling and administrative in the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)	Costs for the 13- and 39- week periods ended October 28, 2017 and October 29, 2016 are recorded within depreciation and amortization in the Condensed Consolidated Statements of Operations.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Store closing costs and severance accruals of $213 million, $178 million and $216 million at October 28, 2017, October 29, 2016 and January 28, 2017, respectively, were as shown in the table below. Store closing accruals included $108 million, $84 million and $122 million within other current liabilities and $105 million, $94 million and $94 million within other long-term liabilities in the Condensed Consolidated Balance Sheets at October 28, 2017, October 29, 2016, and January 28, 2017, respectively.

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at October 29, 2016	$37	$133	$8	$178
Store closing costs	26	43	18	87
Payments/utilizations	(9)	(32)	(8)	(49)
Balance at January 28, 2017	54	144	18	216
Store closing costs	58	91	30	179
Store closing capital lease obligations	—	33	—	33
Payments/utilizations	(77)	(109)	(29)	(215)
Balance at October 28, 2017	$35	$159	$19	$213
Long-Lived Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, we performed an impairment test of certain of our long-lived assets due to events and changes in circumstances during the 13- and 39- week periods ended October 28, 2017 that indicated an impairment might have occurred. As a result of impairment testing, the Company recorded impairment charges of $9 million, of which $6 million and $3 million were recorded within the Sears Domestic and Kmart segments, respectively, during the 13 week period ended October 28, 2017, and $29 million, of which $18 million and $11 million were recorded within the Sears Domestic and Kmart segments, respectively, during the 39 week period ended October 28, 2017.
As a result of impairment testing, the Company recorded impairment charges of $3 million, which were recorded within our Kmart segment during the 13 week period ended October 29, 2016, and $18 million, of which $11 million and $7 million were recorded within the Sears Domestic and Kmart segments, respectively, during the 39 week period ended October 29, 2016.
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
In connection with the Seritage transaction and JV transactions, Holdings entered into agreements with Seritage and the JVs under which Holdings leases 255 of the properties (the "Master Leases"), with the remaining properties being leased by Seritage to third parties. Holdings has closed 17 stores pursuant to recapture notices from Seritage or the JVs and 54 stores pursuant to lease terminations. Also, in July 2017, Seritage sold a 50% joint venture interest in five of the properties and Holdings will pay rent to the new landlord. Holdings recorded rent expense of $20 million and $22 million within cost of sales, buying and occupancy in the Condensed Consolidated Statements of

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Operations for the 13 week periods ended October 28, 2017 and October 29, 2016, respectively, and $64 million and $72 million for the 39 week periods ended October 28, 2017 and October 29, 2016, respectively. Rent expense consisted of straight-line rent expense offset by amortization of deferred gain on sale-leaseback, as shown in the tables below.

	13 Weeks Ended October 28, 2017			13 Weeks Ended October 29, 2016
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Straight-line rent expense	$5	$34	$39	$7	$37	$44
Amortization of deferred gain on sale-leaseback	(3)	(16)	(19)	(4)	(18)	(22)
Rent expense	$2	$18	$20	$3	$19	$22

	39 Weeks Ended October 28, 2017			39 Weeks Ended October 29, 2016
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Straight-line rent expense	$16	$107	$123	$24	$114	$138
Amortization of deferred gain on sale-leaseback	(9)	(50)	(59)	(13)	(53)	(66)
Rent expense	$7	$57	$64	$11	$61	$72
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
During the 39 week periods ended October 28, 2017 and October 29, 2016, respectively, Holdings recorded gains of $126 million and $26 million related to the 100% recapture of 11 and three stores that closed pursuant to recapture notices from Seritage, of which $68 million and $13 million related to the gain that had previously been deferred as we no longer have continuing involvement in those properties, and $58 million and $13 million related to lease termination proceeds. In addition, the Master Leases provide Seritage and the JVs a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), in addition to all of the automotive care centers, and all outparcels or outlots, as well as certain portions of parking areas and common areas, except as set forth in the Master Leases, for no additional consideration. As space is recaptured pursuant to the recapture right, Holdings' obligation to pay rent is reduced proportionately. Accordingly, Holdings recognizes gains equal to the unamortized portion of the gain that had previously been deferred which exceeds the present value of minimum lease payments, as reduced due to recapture activity. During the 39 week periods ended October 28, 2017 and October 29, 2016, respectively, Holdings recorded gains as a result of recapture activity of $8 million and $10 million that had previously been deferred. The Master Leases also provide Holdings certain rights to terminate the Master Leases with respect to REIT properties or JV properties that cease to be profitable for operation by Holdings. In order to terminate the Master Lease with respect to a certain property, Holdings must make a payment to Seritage or the JV of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property. Holdings recorded gains related to stores that closed pursuant to lease terminations of $52 million that had previously been deferred during the 39 week period ended October 28, 2017. The corresponding expenses for termination payments to Seritage are recorded when we notify

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Seritage of our intention to terminate the leases and the stores are announced for closure. A portion of the corresponding expenses were recorded in fiscal 2016 and $24 million was recorded during the second quarter of 2017. Holdings also recorded immediate gains of $40 million during the 39 week period ended October 28, 2017, for the amount of gains on sale in excess of the present value of minimum lease payments for two of the properties that were previously accounted for as financing transactions. As the redevelopment at the stores had been completed and the third-party tenant had commenced rent payments to the JVs, the Company determined that the continuing involvement no longer existed and that the properties qualified for sales recognition and sale-leaseback accounting.
Holdings initially accounted for the four properties that had continuing involvement as a financing transaction in accordance with accounting standards related to sale-leaseback transactions. Accordingly, Holdings recorded a sale-leaseback financing obligation of $164 million, which is classified as a long-term sale-leaseback financing obligation on the Condensed Consolidated Balance Sheets at October 29, 2016 and January 28, 2017. The sale-leaseback financing obligation decreased to $70 million at October 28, 2017 as two of the properties qualified for sales recognition and sale-leaseback accounting as further described above. We continued to report the real property assets of $21 million, $61 million and $62 million at October 28, 2017, October 29, 2016 and January 28, 2017, respectively, in our Condensed Consolidated Balance Sheets, which are included in our Sears Domestic segment.
On October 3, 2017, Holdings completed a sale-leaseback transaction pursuant to which Holdings sold one Sears Full-line store that served as collateral for the 2017 Secured Loan Facility for cash proceeds of $17 million ($15 million net of prepaid rent). The net proceeds were used to pay interest and a portion of the 2017 Secured Loan Facility. We accounted for the transaction as a financing transaction in accordance with accounting standards applicable to sale-leaseback transactions as a result of the requirement to prepay rent for one year. Accordingly, Holdings recorded a sale-leaseback financing obligation of $17 million, which is classified as a sale-leaseback financing obligation in the Condensed Consolidated Balance Sheets at October 28, 2017. We continued to report real property assets of $7 million at October 28, 2017 in our Condensed Consolidated Balance Sheets, which are included in our Sears Domestic segment. The obligation for future minimum lease payments at October 28, 2017 is $13 million over the lease term, and is $0.4 million in 2017 and $1.3 million in each of 2018, 2019, 2020, 2021 and 2022 and $6.2 million thereafter, including $1.3 million that was prepaid upon closing the transaction.
On July 17, 2017, Holdings completed a sale-leaseback transaction pursuant to which Holdings sold three distribution centers that served as collateral for the 2016 Secured Loan Facility for cash proceeds of $89 million ($84 million net of prepaid rent). The net proceeds were used to pay interest and a portion of the 2016 Secured Loan Facility. We accounted for the transaction as a financing transaction in accordance with accounting standards applicable to sale-leaseback transactions as a result of the requirement to prepay rent for one year. Accordingly, Holdings recorded a sale-leaseback financing obligation of $89 million, which is classified as a sale-leaseback financing obligation in the Condensed Consolidated Balance Sheets at October 28, 2017. We continued to report real property assets of $7 million at October 28, 2017 in our Condensed Consolidated Balance Sheets, which are included in our Sears Domestic segment.
On January 27, 2017, Holdings and CBL and Associates Properties, Inc. ("CBL") completed a sale-leaseback transaction pursuant to which Holdings sold five Sears Full-line stores and two Sears Auto Centers located at CBL malls for net proceeds of $71 million (the "CBL transaction"). In connection with the CBL transaction, Holdings entered into 10-year leaseback agreements. The agreements provide both CBL and Holdings the right to terminate each lease, and provide Holdings the option to relocate its operations at each mall to a location of up to 15,000 square feet. The agreement also contains an earn-out provision pursuant to which Holdings would receive a maximum amount of $14.5 million additional consideration if CBL redevelops any of the properties within a specified time period and achieves more than a specified return on investment. We accounted for the CBL transaction as a financing transaction in accordance with accounting standards applicable to sale-leaseback transactions as a result of continuing involvement through the earn-out provision. Accordingly, Holdings recorded a sale-leaseback financing obligation of $71 million, which is classified as a sale-leaseback financing obligation in the Condensed Consolidated Balance Sheets at both October 28, 2017 and January 28, 2017. We continued to report real property assets of $33 million and $34 million at October 28, 2017 and January 28, 2017, respectively, in our Condensed Consolidated Balance Sheets, which are included in our Sears Domestic segment.
In addition to the Seritage transaction, JV transactions and other sale-leaseback financing transactions described above, we recorded gains on the sales of assets for other significant items described as follows.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

During the 13 week period ended October 28, 2017, we recorded gains of $21 million on the sale and lease-back of four Sears Full-line stores and two non-retail locations that served as collateral for our real estate loan facilities. We received net proceeds of $55 million for the sale of these properties, of which $40 million was used to pay interest and a portion of the 2017 Secured Loan Facility and $15 million was used to pay interest and a portion of the Incremental Loans. During the 13 week period ended October 28, 2017, we also recorded gains of $65 million on the sale and lease-back of one Sears Full-line store, sale of one closed Sears Full-line store and lease termination of three Sears Full-line stores, for which we received $80 million of cash proceeds. In connection with the sale and leaseback transactions, we entered into leaseback agreements with terms ranging from two to five years.
During the 13 week period ended October 28, 2017, we recorded gains of $17 million on the sale and leaseback of one Kmart store and sale of one closed Kmart store that served as collateral for our real estate loan facilities. We received net proceeds of $22 million for the sale of these properties, which was used to pay interest and a portion of the 2017 Secured Loan Facility. In connection with the sale and leaseback transaction, we entered into a leaseback agreement with a five year term.
In addition to the transactions described above, during the 39 week period ended October 28, 2017, we recorded gains of $176 million on the sale of three Sears Full-line stores that served as collateral for our real estate loan facilities. We received net proceeds of $202 million for the sale of these stores, of which $126 million was used to pay interest and a portion of the 2016 Secured Loan Facility, $19 million was used to pay interest and a portion of the 2017 Secured Loan Facility, and $57 million was used to repay a portion of our revolving credit facility. During the 39 week period ended October 28, 2017, we also recorded gains of $170 million on the sale of seven Sears Full-line stores and amendment and lease termination of two Sears Full-line stores for which we received $198 million of cash proceeds, $21 million of which was received in 2016. In connection with the sales of six of the Sears Full-line stores, we entered into leaseback agreements with terms ranging from six months to one year.
Additionally, during the 39 week period ended October 28, 2017, we recorded gains on the sales of assets of $40 million recognized on the sale of two Kmart stores that served as collateral for our real estate loan facilities. We received net proceeds of $48 million for the sale of these stores, of which $28 million was used to pay interest and a portion of the 2016 Secured Loan Facility and $20 million was used to pay interest and a portion of the 2017 Secured Loan Facility.
During the 13 week period ended October 29, 2016, we recorded gains of $15 million on the sale of two Sears Full-line stores for which we received $27 million of cash proceeds. In connection with the sales of the Sears Full-line stores, we entered into leaseback agreements for up to nine months. During the 39 week period ended October 29, 2016, we recorded gains on the sales of assets of $12 million recognized on the sale of one distribution center for which we received $23 million of cash proceeds.
We determined that the transactions with leaseback arrangements qualify for sales recognition and sale-leaseback accounting. In accordance with accounting standards related to sale-leaseback transactions, Holdings recognized any loss on sale immediately, any gain on sale in excess of the present value of minimum lease payments immediately, and any remaining gain was deferred and will be recognized in proportion to the related rent expense over the lease term. At October 28, 2017, October 29, 2016 and January 28, 2017, respectively, $90 million, $97 million and $132 million of the deferred gain on sale-leaseback is classified as current within other current liabilities. At October 28, 2017, October 29, 2016 and January 28, 2017, respectively, $446 million, $656 million and $563 million is classified as long-term deferred gain on sale-leaseback in the Condensed Consolidated Balance Sheets. For the other transactions, we determined that we have surrendered substantially all of our rights and obligations, and, therefore, immediate gain recognition is appropriate.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 4—EQUITY
Loss per Share
The following table sets forth the components used to calculate basic and diluted loss per share attributable to Holdings' shareholders.

	13 Weeks Ended		39 Weeks Ended
millions, except loss per share	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Basic weighted average shares	107.5	107.0	107.3	106.9
Diluted weighted average shares	107.5	107.0	107.3	106.9

Net loss attributable to Holdings' shareholders	$(558)	$(748)	$(565)	$(1,614)

Loss per share attributable to Holdings' shareholders:
Basic	$(5.19)	$(6.99)	$(5.27)	$(15.10)
Diluted	$(5.19)	$(6.99)	$(5.27)	$(15.10)
Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	October 28, 2017	October 29, 2016	January 28, 2017
Pension and postretirement adjustments (net of tax of $(225), $(296), and $(225), respectively)	$(1,172)	$(1,723)	$(1,549)
Currency translation adjustments (net of tax of $0 for all periods presented)	(1)	(3)	(3)
Accumulated other comprehensive loss	$(1,173)	$(1,726)	$(1,552)
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

	13 Weeks Ended October 28, 2017			13 Weeks Ended October 29, 2016
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$200	$—	$200	$64	$—	$64
Currency translation adjustments	1	—	1	—	—	—
Total other comprehensive income	$201	$—	$201	$64	$—	$64

	39 Weeks Ended October 28, 2017			39 Weeks Ended October 29, 2016
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$377	$—	$377	$192	$—	$192
Currency translation adjustments	2	—	2	—	—	—
Total other comprehensive income	$379	$—	$379	$192	$—	$192

(1)	Included in the computation of net periodic benefit expense. See Note 5 to the Condensed Consolidated Financial Statements.
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

	13 Weeks Ended		39 Weeks Ended
millions	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Components of net periodic expense:
Interest cost	$47	$58	$145	$174
Expected return on plan assets	(48)	(51)	(151)	(152)
Amortization of experience losses(1)	249	64	546	192
Net periodic expense	$248	$71	$540	$214
(1) Amortization of experience losses for the 13- and 39- weeks ended October 28, 2017, respectively, includes $203 million and $403 million as a result of the pension annuity purchases described below.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Contributions
During the 13- and 39- week periods ended October 28, 2017, we made total contributions of $138 million and $271 million, respectively, to our pension and postretirement plans. During the 13- and 39- week periods ended October 29, 2016, we made total contributions of $113 million and $261 million, respectively, to our pension and postretirement plans. We anticipate making aggregate contributions to our defined benefit and postretirement plans of approximately $44 million over the remainder of 2017. As discussed in Note 1, the Company agreed to grant the PBGC a lien on, and subsequently contribute to the Company's pension plans, the value of the Craftsman Receivable, with the value of such payment being fully credited against the Company's minimum pension funding obligations in 2017, 2018 and 2019. The Company also agreed to grant a lien to the PBGC on the 15-year income stream relating to new Stanley Black & Decker sales of Craftsman products, and agreed to contribute the payments from Stanley Black & Decker under such income stream to the Company's pension plans, with such payments to be credited against the Company's minimum pension funding obligations starting no later than five years from the closing date. The Company also agreed to grant the PBGC a lien on $100 million of real estate assets to secure the Company's minimum pension obligations through the end of 2019. In November 2017, the Company announced an amendment to the PPPFA that releases 138 of our properties from a ring-fence arrangement created under the PPPFA upon, and in exchange for, the payment of approximately $407 million into the Sears pension plans. Following the $407 million contribution, the Company will be relieved of contributions to our pension plans for approximately two years (other than the quarterly payment due in December 2017 and a $20 million supplemental payment due in the second quarter of 2018), and the remaining properties will no longer be ring-fenced. The ultimate amount of pension contributions could be affected by changes in applicable regulations, as well as financial market and investment performance.
Pension Plan Amendment
Effective December 1, 2016, the Sears Holdings Pension Plan was amended to change its plan year from a calendar year end to a November 30th year end, to spin off a new Sears Holdings Pension Plan 2 ("Plan 2") and to rename the Sears Holdings Pension Plan as Sears Holdings Pension Plan 1 ("Plan 1"). In conjunction with these amendments, the Company requested that the Internal Revenue Service ("IRS") approve the foregoing change in plan year and to approve a change in actuarial funding method in connection with the spin-off and change in plan year. The Company has received IRS approval of the change in plan year and the request for approval to the change in actuarial funding method remains pending with the IRS.
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
In August 2017, the Company reached another agreement with MLIC to annuitize an additional $512 million of its pension liability, under which MLIC will pay future pension benefit payments to an additional approximately 20,000 retirees from Plan 2. This action had an immaterial impact on the funded status of our total pension obligations, but reduced the size of the Company's combined pension plan, reduced future cost volatility, and reduced future plan administrative expenses. This annuity purchase resulted in a non-cash charge of $203 million for losses previously accumulated in other comprehensive income (loss), which were recognized through the statement of operations immediately upon settlement during the 13 week period ending October 28, 2017.
NOTE 6—INCOME TAXES
We had gross unrecognized tax benefits of $156 million at October 28, 2017, $148 million at October 29, 2016 and $142 million at January 28, 2017. Of the amount at October 28, 2017, $101 million would, if recognized, impact our

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13- and 39- week periods ended October 28, 2017, gross unrecognized tax benefits increased by $3 million and $14 million, respectively, due to state activity. During the 13- and 39- week periods ended October 29, 2016, gross unrecognized tax benefits increased by $4 million and $11 million, respectively, due to state activity. We expect that our unrecognized tax benefits could decrease by as much as $6 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At October 28, 2017, October 29, 2016 and January 28, 2017, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $70 million ($46 million net of federal benefit), $62 million ($41 million net of federal benefit) and $61 million ($40 million net of federal benefit), respectively. The total amount of net interest expense (net of federal benefit) recognized as part of income tax expense in our Condensed Consolidated Statements of Operations was $2 million and $1 million, respectively, for the 13 week periods ended October 28, 2017 and October 29, 2016, and $6 million and $4 million, respectively, for the 39 week periods ended October 28, 2017 and October 29, 2016.
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
The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. As such, for the 13- and 39- week periods ended October 28, 2017, our effective income tax rates were an expense of 0.5% and a benefit of 9.5%, respectively. Our tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. During the first quarter of fiscal 2017, the Company realized a significant tax benefit on the reversal of deferred taxes related to the Craftsman trade name. In addition, the 13- and 39- week periods ended October 28, 2017 were positively impacted by the reversal of deferred taxes related to indefinite-life assets associated with property sales and negatively impacted by foreign branch taxes and state income taxes.

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
Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States. The merchandise and service categories are as follows:

(i)	Hardlines—consists of home appliances, consumer electronics, lawn & garden, tools & hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women's, men's, kids', footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore;

(iv)	Service—includes repair, installation and automotive service and extended contract revenue; and

(v)	Other—includes revenues earned in connection with our agreements with SHO and Lands' End, as well as credit revenues and licensed business revenues.

	13 Weeks Ended October 28, 2017
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$304	$1,264	$1,568
Apparel and Soft Home	432	463	895
Food and Drug	427	3	430
Total merchandise sales	1,163	1,730	2,893
Services and other
Services	—	435	435
Other	12	320	332
Total services and other	12	755	767
Total revenues	1,175	2,485	3,660
Costs and expenses
Cost of sales, buying and occupancy - merchandise sales	984	1,551	2,535
Cost of sales and occupancy - services and other	2	421	423
Total cost of sales, buying and occupancy	986	1,972	2,958
Selling and administrative	377	962	1,339
Depreciation and amortization	19	70	89
Impairment charges	3	6	9
Gain on sales of assets	(132)	(184)	(316)
Total costs and expenses	1,253	2,826	4,079
Operating loss	$(78)	$(341)	$(419)
Total assets	$1,978	$6,215	$8,193
Capital expenditures	$3	$15	$18

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	13 Weeks Ended October 29, 2016
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$496	$1,651	$2,147
Apparel and Soft Home	639	539	1,178
Food and Drug	735	1	736
Total merchandise sales	1,870	2,191	4,061
Services and other
Services	2	533	535
Other	16	417	433
Total services and other	18	950	968
Total revenues	1,888	3,141	5,029
Costs and expenses
Cost of sales, buying and occupancy - merchandise sales	1,601	1,896	3,497
Cost of sales and occupancy - services and other	4	566	570
Total cost of sales, buying and occupancy	1,605	2,462	4,067
Selling and administrative	555	988	1,543
Depreciation and amortization	17	74	91
Impairment charges	3	—	3
Gain on sales of assets	(30)	(21)	(51)
Total costs and expenses	2,150	3,503	5,653
Operating loss	$(262)	$(362)	$(624)
Total assets	$2,857	$8,008	$10,865
Capital expenditures	$11	$29	$40

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	39 Weeks Ended October 28, 2017
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$1,124	$4,271	$5,395
Apparel and Soft Home	1,496	1,441	2,937
Food and Drug	1,482	6	1,488
Total merchandise sales	4,102	5,718	9,820
Services and other
Services	3	1,388	1,391
Other	38	1,077	1,115
Total services and other	41	2,465	2,506
Total revenues	4,143	8,183	12,326
Costs and expenses
Cost of sales, buying and occupancy - merchandise sales	3,404	4,916	8,320
Cost of sales and occupancy - services and other	7	1,396	1,403
Total cost of sales, buying and occupancy	3,411	6,312	9,723
Selling and administrative	1,092	2,883	3,975
Depreciation and amortization	46	213	259
Impairment charges	11	18	29
Gain on sales of assets	(808)	(629)	(1,437)
Total costs and expenses	3,752	8,797	12,549
Operating income (loss)	$391	$(614)	$(223)
Total assets	$1,978	$6,215	$8,193
Capital expenditures	$12	$47	$59

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	39 Weeks Ended October 29, 2016
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$1,722	$5,228	$6,950
Apparel and Soft Home	2,127	1,681	3,808
Food and Drug	2,349	4	2,353
Total merchandise sales	6,198	6,913	13,111
Services and other
Services	7	1,610	1,617
Other	43	1,315	1,358
Total services and other	50	2,925	2,975
Total revenues	6,248	9,838	16,086
Costs and expenses
Cost of sales, buying and occupancy - merchandise sales	5,087	5,841	10,928
Cost of sales and occupancy - services and other	13	1,746	1,759
Total cost of sales, buying and occupancy	5,100	7,587	12,687
Selling and administrative	1,597	2,933	4,530
Depreciation and amortization	51	227	278
Impairment charges	7	11	18
Gain on sales of assets	(120)	(46)	(166)
Total costs and expenses	6,635	10,712	17,347
Operating loss	$(387)	$(874)	$(1,261)
Total assets	$2,857	$8,008	$10,865
Capital expenditures	$34	$81	$115
NOTE 8—SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at October 28, 2017, October 29, 2016 and January 28, 2017 consisted of the following:

millions	October 28, 2017	October 29, 2016	January 28, 2017
Unearned revenues	$563	$669	$639
Self-insurance reserves	534	574	535
Other	460	473	467
Total	$1,557	$1,716	$1,641

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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

millions	Unearned Revenues
Balance at October 29, 2016	$1,338
Sales of service contracts	195
Revenue recognized on existing service contracts	(234)
Balance at January 28, 2017	1,299
Sales of service contracts	524
Revenue recognized on existing service contracts	(656)
Balance at October 28, 2017	$1,167
NOTE 9—LEGAL PROCEEDINGS
We are a defendant in lawsuits containing class or collective action allegations in which the plaintiffs are current and former hourly and salaried associates who allege violations of various wage and hour laws, rules and regulations pertaining to alleged misclassification of certain of our employees, the failure to pay overtime and/or the failure to pay for missed meal and rest periods and other payroll violations. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Further, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We also are a defendant in putative class action lawsuits in California relating to alleged failure to comply with California laws pertaining to certain operational, marketing and pricing practices. The California laws alleged to have been violated in each of these lawsuits provide the potential for significant statutory penalties. At this time, the Company is not able to either predict the outcome of these lawsuits or reasonably estimate a potential range of loss with respect to the lawsuits.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
Statement of Cash Flows
In November 2016, the FASB issued accounting standards updates which address diversity in practice in the classification and presentation of changes in restricted cash in the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These updates are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in the updates must be applied using a retrospective transition method to each period presented. The Company adopted the update in the first quarter of 2017. The adoption of the new standard impacted the presentation of the Condensed Consolidated Statements of Cash Flows.

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
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standards update which replaces the current revenue recognition standards. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard was initially released as effective for fiscal years beginning after December 15, 2016; however, the FASB has decided to defer the effective date of this accounting standard update for one year. Early adoption of the update is permitted, but not before the original date for fiscal years beginning after December 15, 2016. The update may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption. The Company continues to evaluate the adoption of this standard. Based on our preliminary assessment, we determined the adoption will impact the accounting for our Shop Your Way program, revenues from gift cards and merchandise returns. The expense for Shop Your Way points is currently recognized as customers earn them and recorded in cost of sales. The new guidance will require the Company to allocate the transaction price to products and points on a relative standalone selling price basis, deferring the portion of revenue allocated to the points and recognizing a contract liability for unredeemed points. The new guidance will also change the timing of recognition of the unredeemed portion of our gift cards, which is currently recognized using the remote method. The new guidance will require application of the proportional method. The Company currently reports revenues from merchandise sales net of estimated returns. The new guidance will require the Company to record both an asset and a liability for anticipated customer returns.
NOTE 11—RELATED PARTY DISCLOSURE
Mr. Lampert is Chairman of our Board of Directors and its Finance Committee and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. ESL owned approximately 49% of our outstanding common stock at October 28, 2017 (excluding shares of common stock that ESL may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
Bruce R. Berkowitz was a member of our Board of Directors from February 2016 through October 2017. Mr. Berkowitz serves as the Chief Investment Officer of Fairholme Capital Management, LLC, an investment adviser registered with the SEC, and is the President and a Director of Fairholme Funds, Inc., a SEC-registered investment company providing investment management services to three mutual funds (together with Fairholme Capital Management, LLC and other affiliates, "Fairholme"). Fairholme owned approximately 24% of our outstanding common stock at October 28, 2017 (excluding shares of common stock that Fairholme may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
Thomas J. Tisch has been an independent member of our Board of Directors since 2005. Mr. Tisch owned approximately 4% of our outstanding common stock at October 28, 2017.
Unsecured Commercial Paper
During the 39 week periods ended October 28, 2017 and October 29, 2016, ESL and its affiliates held unsecured commercial paper issued by SRAC, an indirect wholly-owned subsidiary of Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate and principal amount outstanding was 7.1 days, 8.86% and $19 million and 25.7 days, 7.9% and $87 million, respectively, during the 39 week periods ended October 28, 2017 and October 29, 2016. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2017 was $160 million, and $2 million of interest was paid by SRAC to ESL during the 39 week period ended October 28, 2017. ESL held $40 million of our commercial paper at October 28, 2017, including $28 million held by Mr. Lampert.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
LC Facility
On December 28, 2016, the Company, through the Borrowers, entered into the LC Facility, which was subsequently amended in August 2017, and which provides for a $271 million amended LC Facility. At October 28, 2017 and January 28, 2017, we had $271 million and $200 million, respectively, of letters of credit outstanding under the LC Facility, which amounts were initially committed by entities affiliated with ESL, and the Lenders under the LC Facility maintain cash collateral on deposit with the Issuing Bank of $134 million. $140 million of the amount originally committed by entities affiliated with ESL under the LC Facility has been syndicated to unaffiliated third party lenders as of the date of this report. See Note 2 for additional information regarding the LC Facility, as amended.
2017 Secured Loan Facility
On January 3, 2017, the Company, through the 2017 Secured Loan Borrowers, obtained a $500 million real estate loan facility from the Lenders, entities affiliated with ESL. At October 28, 2017 and January 28, 2017, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $384 million and $500 million of principal amount of the 2017 Secured Loan Facility, respectively. Approximately $116 million of proceeds received from real estate transactions were used to reduce outstanding borrowings under the 2017 Secured Loan Facility, all of which were repaid to entities affiliated with ESL. During October 2017, the Company, through the Incremental Loan Borrowers, obtained Incremental Loans totaling $200 million from the Lenders. At October 28, 2017, JPP LLC and JPP II, LLC, held $185 million of principal amount of the Incremental Loans. Approximately $15 million of proceeds received from real estate transactions were used to reduce outstanding borrowings under the Incremental Loans, all of which were repaid to entities affiliated with ESL. See Note 2 for additional information regarding the 2017 Secured Loan Facility and Incremental Loans.
2016 Secured Loan Facility
In April 2016, the Company, through the 2016 Secured Loan Borrowers, obtained a $500 million real estate loan facility from the 2016 Secured Loan Lenders, some of which are entities affiliated with ESL. In May 2017, Holdings reached agreement to extend the maturity of $400 million of the $500 million 2016 Secured Loan Facility maturing in July 2017 to January 2018. At October 28, 2017, October 29, 2016 and January 28, 2017, entities affiliated with ESL held $131 million, $216 million and $216 million, respectively, of principal amount of the 2016 Secured Loan Facility. Proceeds received from real estate transactions were used to reduce outstanding borrowings under the 2016 Secured Loan Facility, of which $84 million was repaid to entities affiliated with ESL. See Note 2 for additional information regarding the 2016 Secured Loan Facility, as amended.
2016 Term Loan
In April 2016, the Company, through the ABL Borrowers, obtained a $750 million senior secured term loan under the Amended Domestic Credit Agreement with a syndicate of lenders, including $146 million (net of original issue discount) from JPP, LLC and JPP II, LLC, entities affiliated with ESL, and $100 million from the Company's domestic pension plans. At October 28, 2017, JPP LLC and JPP II, LLC, and the Company's domestic pension plans, respectively, held $78 million and $76 million of principal amount of the 2016 Term Loan. At both October 29, 2016 and January 28, 2017, JPP LLC and JPP II, LLC, and the Company's domestic pension plans, respectively, held $150 million and $100 million of principal amount of the 2016 Term Loan. As disclosed in Note 2, a portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the 2016 Term Loan, of which $36 million and $24 million was repaid to JPP LLC and JPP II, LLC, and the Company's domestic pension plans, respectively. See Note 2 for additional information regarding the 2016 Term Loan.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Second Lien Credit Agreement
In September 2016, the Company, through the ABL Borrowers, obtained a $300 million Second Lien Term Loan from the Lenders, entities affiliated with ESL. At each of October 28, 2017, October 29, 2016 and January 28, 2017, JPP LLC and JPP II, LLC held $300 million of principal amount of the Second Lien Term Loan.
Additionally, as further discussed in Note 2, in July 2017, the Company amended its Second Lien Credit Agreement to create an additional $500 million Line of Credit Facility. The Company received $438 million in net proceeds from Line of Credit Loans during the 39 weeks ended October 28, 2017, including $308 million, $25 million and $20 million from ESL and its affiliates, Mr. Berkowitz and his affiliates, and Mr. Tisch and his affiliates, respectively, which also represents the principal amount of Line of Credit Loans held by ESL and its affiliates and Mr. Tisch and his affiliates at October 28, 2017. The Company made repayments of $25 million during the 13 weeks ended October 28, 2017 to Mr. Berkowitz and his affiliates. See Note 2 for additional information regarding the Second Lien Credit Agreement, as amended.
Senior Secured Notes
At each of October 28, 2017, October 29, 2016 and January 28, 2017, Mr. Lampert and ESL held an aggregate of approximately $11 million of principal amount of the Company's Senior Secured Notes.
At each of October 28, 2017, October 29, 2016 and January 28, 2017, Fairholme held an aggregate of approximately $46 million of principal amount of the Company's Senior Secured Notes.
At each of October 28, 2017, October 29, 2016 and January 28, 2017, Mr. Tisch and his affiliates held an aggregate of approximately $10 million of principal amount of the Company's Senior Secured Notes.
Subsidiary Notes
At both October 29, 2016 and January 28, 2017, Mr. Lampert and ESL held an aggregate of $3 million of principal amount of unsecured notes issued by SRAC (the "Subsidiary Notes").
At October 28, 2017, Fairholme held an aggregate of $9 million, and at both October 29, 2016 and January 28, 2017, held an aggregate of $14 million of principal amount of Subsidiary Notes.
Senior Unsecured Notes and Warrants
At both October 28, 2017 and January 28, 2017, Mr. Lampert and ESL held an aggregate of approximately $188 million of principal amount of the Company's Senior Unsecured Notes, and 10,033,472 warrants to purchase shares of Holdings common stock. At October 29, 2016, Mr. Lampert and ESL held an aggregate of approximately $193 million of principal amount of the Company's Senior Unsecured Notes, and 10,033,472 warrants to purchase shares of Holdings common stock.
At October 28, 2017, October 29, 2016 and January 28, 2017, respectively, Fairholme held an aggregate of approximately $347 million, $357 million and $357 million of principal amount of the Company's Senior Unsecured Notes, and 6,105,938, 6,722,805 and 6,713,725 warrants to purchase shares of Holdings common stock.
Sears Canada
ESL owns approximately 45% of the outstanding common shares of Sears Canada (based on publicly available information as of July 27, 2017).
Lands' End
ESL owns approximately 69% of the outstanding common stock of Lands' End (based on publicly available information as of October 31, 2017). Holdings and certain of its subsidiaries entered into a transition services agreement in connection with the spin-off pursuant to which Lands' End and Holdings agreed to provide, on an interim, transitional basis, various services, including but not limited to, tax services, logistics services, auditing and compliance services, inventory management services, information technology services and continued participation in certain contracts shared with Holdings and its subsidiaries, as well as agreements related to Lands' End Shops at

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Sears and participation in the Shop Your Way® program. The majority of the services under the transition services agreement with Lands' End have expired or been terminated. In July 2016, the Company and Lands' End executed an agreement pursuant to which the Company will provide foreign buying office support and sourcing services to Lands' End. The agreement expires on June 30, 2020.
Amounts due to or from Lands' End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands' End on at least a monthly basis. At both October 29, 2016 and January 28, 2017, Holdings reported a net amount payable to Lands' End of $1 million in other current liabilities in the Condensed Consolidated Balance Sheet. Amounts related to revenue from retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way® program and corporate shared services were $15 million and $18 million, respectively, for the 13 week periods ended October 28, 2017 and October 29, 2016, and $45 million and $48 million, respectively, for the 39 week periods ended October 28, 2017 and October 29, 2016. The amounts Lands' End earned related to call center services and commissions were $2 million for the 13 week period ended October 29, 2016, and $2 million and $7 million, respectively, for the 39 week periods ended October 28, 2017 and October 29, 2016.
SHO
ESL owns approximately 58% of the outstanding common stock of SHO (based on publicly available information as of November 8, 2017). Holdings and certain of its subsidiaries engage in transactions with SHO pursuant to various agreements with SHO which, among other things, (1) govern the principal transactions relating to the rights offering and certain aspects of our relationship with SHO following the separation, (2) establish terms under which Holdings and certain of its subsidiaries will provide SHO with services, and (3) establish terms pursuant to which Holdings and certain of its subsidiaries will obtain merchandise for SHO.
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
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At October 28, 2017, October 29, 2016 and January 28, 2017, Holdings reported a net amount receivable from SHO of $26 million, $20 million and $81 million, respectively, within accounts receivable in the Condensed Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $230 million and $302 million, respectively, for the 13 week periods ended October 28, 2017 and October 29, 2016, and $797 million and $958 million, respectively, for the 39 week periods ended October 28, 2017 and October 29, 2016. The net amounts SHO earned related to commissions were $15 million and $21 million, respectively, for the 13 week periods ended October 28, 2017 and October 29, 2016, and $51 million and $65 million, respectively, for the 39 week periods ended October 28, 2017 and October 29, 2016. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 for further information related to these guarantees.
Also in connection with the separation, the Company entered into an agreement with SHO and the agent under SHO's secured credit facility, whereby the Company committed to continue to provide services to SHO in connection with a realization on the lender's collateral after default under the secured credit facility, notwithstanding

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
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
In connection with the Seritage transaction as described in Note 3, Holdings entered into the Master Leases with Seritage. The initial amount of aggregate annual base rent under the master lease is $134 million for the REIT properties, with increases of 2% per year beginning in the second lease year. Holdings recorded rent expense of $17 million and $22 million, respectively, in cost of sales, buying and occupancy for the 13 week periods ended October 28, 2017 and October 29, 2016. Rent expense consists of straight-line rent expense of $27 million and $36 million, respectively, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $10 million and $14 million, respectively, for the 13 week periods ended October 28, 2017 and October 29, 2016.
Holdings recorded rent expense of $55 million and $64 million, respectively, in cost of sales, buying and occupancy for the 39 week periods ended October 28, 2017 and October 29, 2016. Rent expense consists of straight-line rent expense of $91 million and $108 million, respectively, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $36 million and $44 million, respectively, for the 39 week periods ended October 28, 2017 and October 29, 2016.
In addition to base rent under the Master Leases, Holdings pays monthly installment expenses for property taxes and insurance at all REIT properties where Holdings is a tenant and installment expenses for common area maintenance, utilities and other operating expenses at REIT properties that are multi-tenant locations where Holdings and other third parties are tenants. The initial amount of aggregate installment expenses under the Master Leases was $70 million, based on estimated installment expenses, and currently is $41 million as a result of recapture activity and reconciling actual installment expenses. Holdings paid $10 million and $17 million, respectively, for the 13 week periods ended October 28, 2017 and October 29, 2016, and $34 million and $51 million, respectively, for the 39 week periods ended October 28, 2017 and October 29, 2016, recorded in cost of sales, buying and occupancy. At October 28, 2017, October 29, 2016 and January 28, 2017, respectively, Holdings reported an amount receivable from Seritage of $7 million, $14 million and $14 million within accounts receivable in the Condensed Consolidated Balance Sheets. At January 28, 2017, Holdings reported amounts payable to Seritage of $11 million within other current liabilities in the Condensed Consolidated Balance Sheets.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 12—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At October 28, 2017, the principal amount outstanding of the Company's 6 5/8% Senior Secured Notes due 2018 was $303 million. The Senior Secured Notes were issued in 2010 by Sears Holdings Corporation ("Parent"). The Senior Secured Notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the notes, as well as by SRAC (the "guarantor subsidiaries"). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at October 28, 2017, October 29, 2016 and January 28, 2017, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Income (Loss) for the 13- and 39- week periods ended October 28, 2017 and October 29, 2016, and the Condensed Consolidating Statements of Cash Flows for the 39 week periods ended October 28, 2017 and October 29, 2016 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

 Condensed Consolidating Balance Sheet
October 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$157	$43	$—	$200
Restricted cash	154	—	—	—	154
Intercompany receivables	—	—	28,074	(28,074)	—
Accounts receivable	—	359	19	—	378
Merchandise inventories	—	3,452	—	—	3,452
Prepaid expenses and other current assets	28	664	441	(786)	347
Total current assets	182	4,632	28,577	(28,860)	4,531
Total property and equipment, net	—	1,167	688	—	1,855
Goodwill and intangible assets	—	350	1,261	(98)	1,513
Other assets	409	1,300	1,501	(2,916)	294
Investment in subsidiaries	9,139	27,898	—	(37,037)	—
TOTAL ASSETS	$9,730	$35,347	$32,027	$(68,911)	$8,193
Current liabilities
Short-term borrowings	$184	$1,014	$—	$(137)	$1,061
Current portion of long-term debt and capitalized lease obligations	303	1,007	—	—	1,310
Merchandise payables	—	772	—	—	772
Intercompany payables	11,413	16,661	—	(28,074)	—
Other current liabilities	27	1,942	1,106	(575)	2,500
Total current liabilities	11,927	21,396	1,106	(28,786)	5,643
Long-term debt and capitalized lease obligations	1,768	3,025	—	(2,761)	2,032
Pension and postretirement benefits	—	1,638	3	—	1,641
Deferred gain on sale-leaseback	—	444	2	—	446
Sale-leaseback financing obligation	—	158	89	—	247
Long-term deferred tax liabilities	49	—	736	(151)	634
Other long-term liabilities	—	1,205	536	(184)	1,557
Total Liabilities	13,744	27,866	2,472	(31,882)	12,200
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(4,014)	7,481	29,555	(37,029)	(4,007)
Total Equity (Deficit)	(4,014)	7,481	29,555	(37,029)	(4,007)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$9,730	$35,347	$32,027	$(68,911)	$8,193

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended October 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$2,884	$—	$9	$2,893
Services and other	—	760	549	(542)	767
Total revenues	—	3,644	549	(533)	3,660
Cost of sales, buying and occupancy - merchandise sales	1	2,509	—	25	2,535
Cost of sales and occupancy - services and other	—	519	206	(302)	423
Total cost of sales, buying and occupancy	1	3,028	206	(277)	2,958
Selling and administrative	2	1,381	212	(256)	1,339
Depreciation and amortization	—	74	15	—	89
Impairment charges	—	9	—	—	9
Gain on sales of assets	—	(304)	(12)	—	(316)
Total costs and expenses	3	4,188	421	(533)	4,079
Operating income (loss)	(3)	(544)	128	—	(419)
Interest expense	(153)	(252)	(5)	274	(136)
Interest and investment income	26	46	202	(274)	—
Income (loss) before income taxes	(130)	(750)	325	—	(555)
Income tax (expense) benefit	—	40	(43)	—	(3)
Equity (deficit) in earnings in subsidiaries	(428)	217	—	211	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(558)	$(493)	$282	$211	$(558)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended October 29, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$4,056	$—	$5	$4,061
Services and other	—	989	714	(735)	968
Total revenues	—	5,045	714	(730)	5,029
Cost of sales, buying and occupancy - merchandise sales	—	3,480	—	17	3,497
Cost of sales and occupancy - services and other	—	710	272	(412)	570
Total cost of sales, buying and occupancy	—	4,190	272	(395)	4,067
Selling and administrative	1	1,628	249	(335)	1,543
Depreciation and amortization	—	73	18	—	91
Impairment charges	—	3	—	—	3
Gain on sales of assets	—	(51)	—	—	(51)
Total costs and expenses	1	5,843	539	(730)	5,653
Operating income (loss)	(1)	(798)	175	—	(624)
Interest expense	(99)	(160)	(3)	157	(105)
Interest and investment income (loss)	4	42	(15)	(39)	(8)
Income (loss) before income taxes	(96)	(916)	157	118	(737)
Income tax (expense) benefit	—	38	(8)	(41)	(11)
Equity (deficit) in earnings in subsidiaries	(729)	146	—	583	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(825)	$(732)	$149	$660	$(748)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 39 Weeks Ended October 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$9,798	$—	$22	$9,820
Services and other	—	2,525	1,706	(1,725)	2,506
Total revenues	—	12,323	1,706	(1,703)	12,326
Cost of sales, buying and occupancy - merchandise sales	1	8,249	—	70	8,320
Cost of sales and occupancy - services and other	—	1,707	647	(951)	1,403
Total cost of sales, buying and occupancy	1	9,956	647	(881)	9,723
Selling and administrative	(30)	4,188	639	(822)	3,975
Depreciation and amortization	—	212	47	—	259
Impairment charges	—	29	—	—	29
Gain on sales of assets	(486)	(939)	(12)	—	(1,437)
Total costs and expenses	(515)	13,446	1,321	(1,703)	12,549
Operating income (loss)	515	(1,123)	385	—	(223)
Interest expense	(424)	(710)	(13)	760	(387)
Interest and investment income	64	149	533	(760)	(14)
Income (loss) before income taxes	155	(1,684)	905	—	(624)
Income tax (expense) benefit	—	190	(131)	—	59
Equity (deficit) in earnings in subsidiaries	(720)	564	—	156	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(565)	$(930)	$774	$156	$(565)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 39 Weeks Ended October 29, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$13,098	$—	$13	$13,111
Services and other	—	3,075	2,092	(2,192)	2,975
Total revenues	—	16,173	2,092	(2,179)	16,086
Cost of sales, buying and occupancy - merchandise sales	—	10,879	—	49	10,928
Cost of sales and occupancy - services and other	—	2,173	784	(1,198)	1,759
Total cost of sales, buying and occupancy	—	13,052	784	(1,149)	12,687
Selling and administrative	3	4,823	734	(1,030)	4,530
Depreciation and amortization	—	224	54	—	278
Impairment charges	—	18	—	—	18
Gain on sales of assets	—	(262)	(2)	98	(166)
Total costs and expenses	3	17,855	1,570	(2,081)	17,347
Operating income (loss)	(3)	(1,682)	522	(98)	(1,261)
Interest expense	(288)	(464)	(9)	472	(289)
Interest and investment income (loss)	15	118	196	(354)	(25)
Income (loss) before income taxes	(276)	(2,028)	709	20	(1,575)
Income tax (expense) benefit	—	108	(106)	(41)	(39)
Equity (deficit) in earnings in subsidiaries	(1,317)	432	—	885	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(1,593)	$(1,488)	$603	$864	$(1,614)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended October 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(558)	$(493)	$282	$211	$(558)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	200	—	—	200
Currency translation adjustments, net of tax	—	—	1	—	1
Total other comprehensive income	—	200	1	—	201
Comprehensive income (loss) attributable to Holdings' shareholders	$(558)	$(293)	$283	$211	$(357)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 39 Weeks Ended October 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(565)	$(930)	$774	$156	$(565)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	377	—	—	377
Currency translation adjustments, net of tax	—	—	2	—	2
Unrealized net gain, net of tax	—	—	26	(26)	—
Total other comprehensive income	—	377	28	(26)	379
Comprehensive income (loss) attributable to Holdings' shareholders	$(565)	$(553)	$802	$130	$(186)

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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(86)	$(2,238)	$428	$(5)	$(1,901)
Proceeds from sales of property and investments	—	851	16	—	867
Proceeds from Craftsman sale	572	—	—	—	572
Proceeds from sales of receivables	293	—	—	—	293
Purchases of property and equipment	—	(54)	(5)	—	(59)
Net investing with Affiliates	(692)	—	(417)	1,109	—
Net cash provided by (used in) investing activities	173	797	(406)	1,109	1,673
Proceeds from debt issuances	200	438	—	—	638
Repayments of long-term debt	(130)	(757)	—	—	(887)
Increase in short-term borrowings, primarily 90 days or less	—	464	—	—	464
Proceeds from sale-leaseback financing	—	106	—	—	106
Debt issuance costs	(3)	(22)	—	—	(25)
Intercompany dividend	—	—	(5)	5	—
Net borrowing with Affiliates	—	1,109	—	(1,109)	—
Net cash provided by (used in) financing activities	67	1,338	(5)	(1,104)	296
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	154	(103)	17	—	68
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF YEAR	—	260	26	—	286
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$154	$157	$43	$—	$354

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 29, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$209	$(1,883)	$482	$(216)	$(1,408)
Proceeds from sales of property and investments		161	113		274
Purchases of property and equipment		(108)	(7)		(115)
Net investing with Affiliates	(209)	—	(377)	586	—
Net cash provided by (used in) investing activities	(209)	53	(271)	586	159
Proceeds from debt issuances	—	1,528	—	—	1,528
Repayments of long-term debt	—	(49)	(1)	—	(50)
Decrease in short-term borrowings, primarily 90 days or less	—	(179)	—	—	(179)
Debt issuance costs	—	(30)	—	—	(30)
Intercompany dividend	—		(216)	216	—
Net borrowing with Affiliates	—	586	—	(586)	—
Net cash provided by (used in) financing activities	—	1,856	(217)	(370)	1,269
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	26	(6)	—	20
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF YEAR	—	200	38	—	238
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$—	$226	$32	$—	$258

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We operate a national network of stores with 1,104 full-line and specialty retail stores in the United States as of October 28, 2017, operating as Kmart and Sears. Further, we operate a number of websites under the Sears.com and Kmart.com banners, which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free member-based social shopping platform that offers rewards, personalized services and a unique experience. Shop Your Way® connects all of the ways members shop - in store, at home, online and by phone.
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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
millions, except per share data	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
REVENUES
Merchandise sales	$2,893	$4,061	$9,820	$13,111
Services and other	767	968	2,506	2,975
Total revenues	3,660	5,029	12,326	16,086
COSTS AND EXPENSES
Cost of sales, buying and occupancy - merchandise sales	2,535	3,497	8,320	10,928
Gross margin dollars - merchandise sales	358	564	1,500	2,183
Gross margin rate - merchandise sales	12.4%	13.9%	15.3%	16.7%
Cost of sales and occupancy - services and other	423	570	1,403	1,759
Gross margin dollars - services and other	344	398	1,103	1,216
Gross margin rate - services and other	44.9%	41.1%	44.0%	40.9%
Total cost of sales, buying and occupancy	2,958	4,067	9,723	12,687
Total gross margin dollars	702	962	2,603	3,399
Total gross margin rate	19.2%	19.1%	21.1%	21.1%
Selling and administrative	1,339	1,543	3,975	4,530
Selling and administrative expense as a percentage of total revenues	36.6%	30.7%	32.2%	28.2%
Depreciation and amortization	89	91	259	278
Impairment charges	9	3	29	18
Gain on sales of assets	(316)	(51)	(1,437)	(166)
Total costs and expenses	4,079	5,653	12,549	17,347
Operating loss	(419)	(624)	(223)	(1,261)
Interest expense	(136)	(105)	(387)	(289)
Interest and investment loss	—	(8)	(14)	(25)
Loss before income taxes	(555)	(737)	(624)	(1,575)
Income tax (expense) benefit	(3)	(11)	59	(39)
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(558)	$(748)	$(565)	$(1,614)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(5.19)	$(6.99)	$(5.27)	$(15.10)
Diluted loss per share	$(5.19)	$(6.99)	$(5.27)	$(15.10)
Basic weighted average common shares outstanding	107.5	107.0	107.3	106.9
Diluted weighted average common shares outstanding	107.5	107.0	107.3	106.9

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a negative impact to our comparable store sales of 80 basis points and 70 basis points, respectively, for the 13- and 39- week periods ended October 28, 2017, respectively, but did not impact comparable store sales for the 13- and 39- week periods ended October 29, 2016. In addition, comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a benefit of approximately 30 basis points for both the 13- and 39- week periods ended October 28, 2017. The change in unshipped sales reserves resulted in a negative impact of approximately 30 basis points and 10 basis points, respectively, for the 13- and 39- week periods ended October 29, 2016.
Net Loss Attributable to Holdings' Shareholders, Net Loss per Share, Adjusted EBITDA and Adjusted Loss per Share
We recorded a net loss attributable to Holdings' shareholders of $558 million, or $5.19 loss per diluted share, and $748 million, or $6.99 loss per diluted share, for the third quarter of 2017 and 2016, respectively. For the first nine months, we recorded a net loss attributable to Holdings' shareholders of $565 million, or $5.27 loss per diluted share, and $1.6 billion, or $15.10 loss per diluted share, in 2017 and 2016, respectively.
In addition to our net loss attributable to Holdings' shareholders determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for purposes of evaluating operating performance, we use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), as well as Adjusted Earnings per Share ("Adjusted EPS").
Adjusted EBITDA was determined as follows:

	13 Weeks Ended		39 Weeks Ended
millions	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net loss attributable to Holdings per statement of operations	$(558)	$(748)	$(565)	$(1,614)
Income tax expense (benefit)	3	11	(59)	39
Interest expense	136	105	387	289
Interest and investment loss	—	8	14	25
Operating loss	(419)	(624)	(223)	(1,261)
Depreciation and amortization	89	91	259	278
Gain on sales of assets	(316)	(51)	(1,437)	(166)
Before excluded items	(646)	(584)	(1,401)	(1,149)

Closed store reserve and severance	115	113	319	182
Pension expense	248	72	539	216
Other(1)	18	43	9	52
Amortization of deferred Seritage gain	(19)	(22)	(59)	(66)
Impairment charges	9	3	29	18
Adjusted EBITDA	$(275)	$(375)	$(564)	$(747)
(1) The 13-week period ended October 28, 2017 consisted of expenses associated with natural disasters and transaction costs associated with strategic initiatives, while the 39- week period ended October 28, 2017 consisted of items associated with legal matters, expenses associated with natural disasters and transaction costs associated with strategic initiatives. The 13- and 39- week periods ended October 29, 2016 consisted of expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	October 28, 2017			October 29, 2016
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Operating loss per statement of operations	$(78)	$(341)	$(419)	$(262)	$(362)	$(624)
Depreciation and amortization	19	70	89	17	74	91
Gain on sales of assets	(132)	(184)	(316)	(30)	(21)	(51)
Before excluded items	(191)	(455)	(646)	(275)	(309)	(584)

Closed store reserve and severance	87	28	115	107	6	113
Pension expense	—	248	248	—	72	72
Other(1)	9	9	18	—	43	43
Amortization of deferred Seritage gain	(3)	(16)	(19)	(4)	(18)	(22)
Impairment charges	3	6	9	3	—	3
Adjusted EBITDA	$(95)	$(180)	$(275)	$(169)	$(206)	$(375)
% to revenues	(8.1)%	(7.2)%	(7.5)%	(9.0)%	(6.6)%	(7.5)%

	39 Weeks Ended
	October 28, 2017			October 29, 2016
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Operating income (loss) per statement of operations	$391	$(614)	$(223)	$(387)	$(874)	$(1,261)
Depreciation and amortization	46	213	259	51	227	278
Gain on sales of assets	(808)	(629)	(1,437)	(120)	(46)	(166)
Before excluded items	(371)	(1,030)	(1,401)	(456)	(693)	(1,149)

Closed store reserve and severance	189	130	319	159	23	182
Pension expense	—	539	539	—	216	216
Other(1)	(15)	24	9	8	44	52
Amortization of deferred Seritage gain	(9)	(50)	(59)	(13)	(53)	(66)
Impairment charges	11	18	29	7	11	18
Adjusted EBITDA	$(195)	$(369)	$(564)	$(295)	$(452)	$(747)
% to revenues	(4.7)%	(4.5)%	(4.6)%	(4.7)%	(4.6)%	(4.6)%
(1) The 13-week period ended October 28, 2017 consisted of expenses associated with natural disasters and transaction costs associated with strategic initiatives, while the 39- week period ended October 28, 2017 consisted of items associated with legal matters, expenses associated with natural disasters and transaction costs associated with strategic initiatives. The 13- and 39- week periods ended October 29, 2016 consisted of expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

The following tables set forth results of operations on a GAAP and "As Adjusted" basis, as well as the impact each significant item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Condensed Consolidated Statements of Operations during the 13- and 39- week periods ended October 28, 2017 and October 29, 2016.

	13 Weeks Ended October 28, 2017
		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$702	$—	$60	$—	$(19)	$—	$—	$743
Selling and administrative impact	1,339	(248)	(55)	—	—	(18)	—	1,018
Depreciation and amortization impact	89	—	(19)	—	—	—	—	70
Impairment charges impact	9	—	(9)	—	—	—	—	—
Gain on sales of assets impact	(316)	—	—	290	—	—	—	(26)
Operating loss impact	(419)	248	143	(290)	(19)	18	—	(319)
Income tax expense impact	(3)	(93)	(54)	109	7	(7)	212	171
After tax impact	(558)	155	89	(181)	(12)	11	212	(284)
Diluted loss per share impact	$(5.19)	$1.44	$0.83	$(1.68)	$(0.11)	$0.10	$1.97	$(2.64)
(1) Consisted of expenses associated with natural disasters and transaction costs associated with strategic initiatives.

	13 Weeks Ended October 29, 2016
		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$962	$—	$38	$—	$—	$(22)	$—	$—	$978
Selling and administrative impact	1,543	(72)	(75)	—	—	—	(43)	—	1,353
Depreciation and amortization impact	91	—	(2)	—	—	—	—	—	89
Impairment charges impact	3	—	(3)	—	—	—	—	—	—
Gain on sales of assets impact	(51)	—	—	16	—	—	—	—	(35)
Operating loss impact	(624)	72	118	(16)	—	(22)	43	—	(429)
Interest and investment loss impact	(8)	—	—	—	9	—	—	—	1
Income tax expense impact	(11)	(27)	(44)	6	(3)	8	(16)	287	200
After tax impact	(748)	45	74	(10)	6	(14)	27	287	(333)
Diluted loss per share impact	$(6.99)	$0.42	$0.69	$(0.09)	$0.06	$(0.13)	$0.25	$2.68	$(3.11)
(1) Consisted of expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

	39 Weeks Ended October 28, 2017
		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sale of Trade name	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$2,603	$—	$164	$—	$—	$—	$(59)	$—	$—	$2,708
Selling and administrative impact	3,975	(539)	(155)	—	—	—	—	(9)	—	3,272
Depreciation and amortization impact	259	—	(33)	—	—	—	—	—	—	226
Impairment charges	29	—	(29)	—	—	—	—	—	—	—
Gain on sales of assets impact	(1,437)	—	—	492	794	—	—	—	—	(151)
Operating loss impact	(223)	539	381	(492)	(794)	—	(59)	9	—	(639)
Interest and investment loss impact	(14)	—	—	—	—	17	—	—	—	3
Income tax benefit impact	59	(202)	(143)	185	298	(6)	22	(3)	174	384
After tax impact	(565)	337	238	(307)	(496)	11	(37)	6	174	(639)
Diluted loss per share impact	$(5.27)	$3.14	$2.21	$(2.86)	$(4.62)	$0.10	$(0.34)	$0.06	$1.62	$(5.96)
(1) Consisted of items associated with legal matters, expenses associated with natural disasters and transaction costs associated with strategic initiatives.

	39 Weeks Ended October 29, 2016
.		Adjustments
millions, except per share data	GAAP	Pension Expense	Closed Store Reserve, Store Impairments and Severance	Gain on Sales of Assets	Mark-to-Market Adjustments	Amortization of Deferred Seritage Gain	Other(1)	Tax Matters	As Adjusted
Gross margin impact	$3,399	$—	$102	$—	$—	$(66)	$—	$—	$3,435
Selling and administrative impact	4,530	(216)	(80)	—	—	—	(52)	—	4,182
Depreciation and amortization impact	278	—	(7)	—	—	—	—	—	271
Impairment charges impact	18	—	(18)	—	—	—	—	—	—
Gain on sales of assets impact	(166)	—	—	63	—	—	—	—	(103)
Operating loss impact	(1,261)	216	207	(63)	—	(66)	52	—	(915)
Interest and investment loss impact	(25)	—	—	—	29	—	—	—	4
Income tax expense impact	(39)	(81)	(78)	24	(11)	25	(20)	630	450
After tax impact	(1,614)	135	129	(39)	18	(41)	32	630	(750)
Diluted loss per share impact	$(15.10)	$1.26	$1.21	$(0.36)	$0.17	$(0.39)	$0.30	$5.89	$(7.02)
(1) Consisted of expenses associated with legal matters, transaction costs associated with strategic initiatives and other expenses.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

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

We also believe that our use of Adjusted EPS provides an appropriate measure for investors to use in assessing our performance across periods, given that this measure provides an adjustment for certain significant items which may vary significantly from period to period, thereby improving the comparability of year-to-year results and being more representative of our ongoing performance. Therefore, we have adjusted our results for significant items to make our statements more useful and comparable. However, we do not, and do not recommend that you, solely use Adjusted EPS to assess our financial and earnings performance. We also use, and recommend that you use, diluted earnings (loss) per share in addition to Adjusted EPS in assessing our earnings performance.
These other significant items included in Adjusted EBITDA and Adjusted EPS are further explained as follows:

•
Pension expense – Contributions to our pension plans remain a significant use of our cash on an annual basis. Cash contributions to our pension and postretirement plans are separately disclosed on the cash flow statement. While the Company's pension plans are frozen, and thus associates do not currently earn pension benefits, we have a legacy pension obligation for past service performed by Kmart and Sears associates. The annual pension expense included in our statement of operations related to these legacy domestic pension plans was relatively minimal in years prior to 2009. However, due to the severe decline in the capital markets that occurred in the latter part of 2008, and the resulting abnormally low interest rates, which continue to persist, our domestic pension expense was $288 million in 2016, $229 million in 2015 and $89 million in 2014. Pension expense is comprised of interest cost, expected return on plan assets and recognized net loss and other. This adjustment eliminates the entire pension expense from the statement of operations to improve comparability. Pension expense is included in the determination of net loss.

In conjunction with executing two separate agreements to purchase group annuity contracts in May 2017 and August 2017, the Company recorded non-cash charges of $200 million and $203 million, respectively, during the second quarter and third quarter of 2017, for losses previously accumulated in other comprehensive income (loss), which were recognized through the statement of operations upon settlement.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

The components of the adjustments to EBITDA related to domestic pension expense were as follows:

	13 Weeks Ended		39 Weeks Ended
millions	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Components of net periodic expense:
Interest cost	$45	$57	$140	$171
Expected return on plan assets	(48)	(51)	(151)	(152)
Recognized net loss and other	251	66	550	197
Net periodic expense	$248	$72	$539	$216
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

•
Mark-to-market adjustments – We elected the fair value option for the equity method investment in Sears Canada, and the change in fair value is recorded in interest and investment income in the Condensed Consolidated Statement of Operations. Management considers activity related to our retained investment in Sears Canada to result from investing decisions rather than ongoing operations. Furthermore, prior to the suspension of trading of Sears Canada's common stock in July 2017, we did not consider the short term fluctuations in Sears Canada's stock price useful in assessing our operating performance.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

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

•	Other – expenses associated with natural disasters, transaction costs associated with strategic initiatives, items associated with legal matters and other expenses.

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

13-week period ended October 28, 2017 compared to the 13-week period ended October 29, 2016
Revenues and Comparable Store Sales
Total revenues decreased $1.4 billion to $3.7 billion for the third quarter of 2017 compared to the prior year third quarter, primarily driven by the decrease in merchandise sales of $1.2 billion. The decline in merchandise sales was primarily driven by having fewer Kmart and Sears Full-line stores in operation, which accounted for approximately $722 million of the decline, as well as a 15.3% decline in comparable store sales during the quarter, which accounted for approximately $471 million of the decline. Services and other revenues declined $201 million for the third quarter of 2017, primarily driven by a decline in service-related revenues of approximately $100 million, as well as a decline in revenues from Sears Hometown and Outlet Stores, Inc. ("SHO") of approximately $71 million.
Kmart comparable store sales declined 13.0% during the third quarter of 2017 primarily driven by declines in the pharmacy, grocery & household, home, drugstore, apparel and consumer electronics categories. Sears Domestic comparable store sales decreased 17.0% during the third quarter of 2017, primarily driven by decreases in the home appliances, apparel, consumer electronics and mattresses categories.
Gross Margin
Total gross margin decreased $260 million to $702 million for the third quarter of 2017, as compared to the prior year third quarter, primarily due to the above noted decline in sales, as well as a decline in gross margin rate for merchandise sales. Gross margin for the third quarter of 2017 included charges related to store closures of $60 million, compared to $38 million for the third quarter of 2016. Gross margin for the quarter also included credits of $19 million and $22 million in 2017 and 2016, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
Kmart's gross margin rate for the third quarter improved 110 basis points compared to the prior year third quarter, while Sears Domestic's gross margin rate declined 100 basis points for the quarter. Gross margin for Kmart and Sears Domestic were negatively impacted by expenses associated with store closures. Excluding the impact of significant items noted in our Adjusted Earnings per Share tables, Kmart's gross margin rate would have improved 280 basis points, while Sears Domestic's gross margin rate would have declined 40 basis points. The improvement in Kmart's gross margin rate was primarily due to margin rate improvement in the apparel category, as well as in the grocery & household and drugstore categories, driven by lower markdowns. The decline in Sears Domestic's gross margin rate was primarily due to rate declines in the apparel and footwear categories driven by an increase in promotional activities.
In addition, as a result of the Seritage and JV transactions, the third quarter of 2017 included additional rent expense of approximately $40 million while the third quarter of 2016 included additional rent expense of approximately $48 million. Due to the structure of the leases, we expect that our cash rent obligations to Seritage and the joint venture

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

partners will decline, over time, as space in these stores is recaptured. From the inception of the Seritage transaction to date, we have received recapture notices on 38 properties and also exercised our right to terminate the lease on 56 properties.
Selling and Administrative Expenses
Selling and administrative expenses decreased $204 million in the third quarter of 2017 compared to the prior year, as expense reductions realized as a result of the strategic actions to improve our operational efficiencies and reduce costs were partially offset by a non-cash charge of $203 million associated with the pension annuity purchase completed in August 2017. (See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding the non-cash charge.)
The third quarters of 2017 and 2016 included significant items related to our pension plans, store closings and severance, legal matters, expenses associated with natural disasters and transaction costs associated with strategic initiatives which aggregated to expense of $321 million and $190 million, respectively. Excluding these items, selling and administrative expenses declined $335 million from the prior year quarter primarily due to a decrease in payroll expense. In addition, advertising expense also declined as we shift away from traditional advertising to use of Shop Your Way® points expense, which is included within gross margin.
Our selling and administrative expenses as a percentage of total revenues ("selling and administrative expense rate") was 36.6% for the third quarter of 2017, compared to 30.7% in the prior year, and increased due to the decline in revenues, partially offset by the overall decrease in expenses noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased by $2 million in the third quarter of 2017 to $89 million, primarily due to having fewer assets to depreciate.
Impairment Charges
We recorded impairment charges of $9 million and $3 million during the third quarter of 2017 and 2016, respectively, related to the impairment of long-lived assets. Impairment charges recorded are described further in Note 3 of Notes to Condensed Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets for the quarter of $316 million in 2017 and $51 million in 2016. The gains recorded in the third quarter of 2017 included $108 million as a result of recapture and lease termination activity, $103 million recognized on the sale of nine Sears Full-line stores, two non-retail locations and two Kmart stores, and $79 million related to other asset sales. The gains recorded during the third quarter of 2016 included a gain of $15 million recognized on the sale of two Sears Full-line stores and $1 million of gains as a result of recapture activity. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
The Company reported an operating loss of $419 million in the third quarter of 2017 compared to $624 million in the third quarter of 2016. Operating loss for the third quarter of 2017 and 2016 included significant items noted above which aggregated to operating expense of $100 million and $195 million, respectively. Excluding these items, we would have reported an operating loss of $319 million and $429 million for the third quarter of 2017 and 2016, respectively. The improvement in adjusted operating loss in 2017 was primarily driven by the overall decline in selling and administrative expenses, partially offset by the decline in gross margin dollars.
Income Taxes
Our effective tax rate for the third quarter of 2017 was an expense rate of 0.5% compared to an expense rate of 1.5% in the prior year third quarter. The application of the requirements for accounting for income taxes in interim

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2017 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more likely than not that such benefits would be realized. During the first quarter of 2017, the Company realized a significant tax benefit on the reversal of deferred taxes related to the sale of the Craftsman trade name. During the third quarter of 2017, the Company realized a tax benefit on the reversal of deferred taxes related to indefinite-life assets associated with property sold during the quarter. In addition, the third quarters of 2017 and 2016 were negatively impacted by foreign branch taxes and state income taxes.
39-week period ended October 28, 2017 compared to the 39-week period ended October 29, 2016
Revenues and Comparable Store Sales
Total revenues decreased $3.8 billion to $12.3 billion for the first nine months of 2017, as compared to revenues of $16.1 billion for the first nine months of 2016. The decrease in revenue was primarily driven by the effect of having fewer Kmart and Sears Full-line stores in operation, which accounted for $2.1 billion of the decline, as well as a decrease in comparable store sales of 12.8% during the first nine months of 2017, which accounted for $1.3 billion of the revenue decline. Services and other revenues declined $469 million during the first nine months of 2017 as compared to the first nine months of 2016, primarily driven by a decline in service-related revenues of approximately $226 million, as well as a decline in revenues from SHO of approximately $159 million during the first nine months of 2017 compared to the first nine months of 2016.
Kmart comparable store sales decreased 11.1%, with declines experienced in the pharmacy, grocery & household, home, drugstore, apparel and consumer electronics categories. Sears Domestic comparable store sales decreased 14.1%, primarily driven by decreases in the home appliances, apparel, consumer electronics and lawn & garden categories.
Gross Margin
Total gross margin decreased $796 million to $2.6 billion for the first nine months of 2017, as compared to the prior year, primarily due to the above noted decline in sales, as well as a decline in gross margin rate for merchandise sales. Gross margin for the first nine months of 2017 included charges related to store closures of $164 million, compared to $102 million for the first nine months of 2016. Gross margin for the first nine months also included credits of $59 million and $66 million in 2017 and 2016, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
As compared to the prior year period, Kmart's gross margin rate for the first nine months of 2017 declined 70 basis points, while Sears Domestic's gross margin rate was flat. Gross margin for Kmart and Sears Domestic were negatively impacted by expenses associated with store closures. Excluding the impact of significant items noted in our Adjusted Earnings per Share tables, Kmart's gross margin rate would have improved 80 basis points, while Sears Domestic's gross margin rate would have improved 30 basis points. The improvement in Kmart's gross margin rate was primarily driven by margin rate improvement in the apparel, home and drugstore categories, partially offset by declines in the pharmacy category. The improvement in Sears Domestic's gross margin rate was primarily driven by improvement in the apparel category, partially offset by a decline in the home appliances category.
In addition, as a result of the Seritage and JV transactions, the first nine months of 2017 and 2016 included additional rent expense of approximately $129 million and $150 million, respectively. Due to the structure of the leases, we expect that our cash rent obligations to Seritage and the joint venture partners will decline, over time, as space in these stores is recaptured. From the inception of the Seritage transaction to the end of our third quarter 2017, we have received recapture notices on 38 properties and also exercised our right to terminate the lease on 56 properties.
Selling and Administrative Expenses
Selling and administrative expenses decreased $555 million in the first nine months of 2017 compared to the first nine months of 2016, as expense reductions realized as a result of the strategic actions to improve our operational efficiencies and reduce costs were partially offset by a non-cash charge of $403 million associated with the pension

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

annuity purchases completed in May 2017 and August 2017. (See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding the non-cash charge.)
The first nine months of 2017 and 2016 included significant items related to our pension plans, store closings and severance, legal matters, expenses associated with natural disasters and transaction costs associated with strategic initiatives which aggregated to expense of $703 million and $348 million, respectively. Excluding these items, selling and administrative expenses in 2017 declined $910 million from the first nine months of the prior year primarily due to a decrease in payroll expense. In addition, advertising expense also declined as we shift away from traditional advertising to use of Shop Your Way® points expense, which is included within gross margin.
Our selling and administrative expense rate was 32.2% for the first nine months of 2017, compared to 28.2% in the prior year, and increased as the decrease in expenses noted above was more than offset by the decline in revenues.
Depreciation and Amortization
Depreciation and amortization expense decreased by $19 million in the first nine months of 2017 to $259 million, primarily due to having fewer assets to depreciate.
Impairment Charges
We recorded impairment charges of $29 million and $18 million during the first nine months of 2017 and 2016, respectively, related to the impairment of long-lived assets. Impairment charges recorded are described further in Note 3 of Notes to Condensed Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets of $1.4 billion and $166 million for the first nine months of 2017 and 2016, respectively. The gains recorded in the first nine months of 2017 included a gain of $492 million recognized on the Craftsman Sale, $489 million recognized on the sale of 21 Sears Full-line stores, two non-retail locations and four Kmart stores, $226 million as a result of recapture and lease termination activity and two stores that qualified for sales recognition and sale-leaseback accounting and $79 million related to other asset sales. The gains recorded in the first nine months of 2016 included gains of $36 million related to recapture activity, $15 million recognized on the sale of two Sears Full-line stores, and $12 million recognized on the sale of one distribution center. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
The Company reported an operating loss of $223 million in the first nine months of 2017 as compared to $1.3 billion in the first nine months of 2016. Operating loss for the first nine months of 2017 and 2016 included significant items noted above which aggregated to operating income of $416 million and operating expense of $346 million, respectively. Excluding these items, we would have reported an operating loss of $639 million and $915 million for the first nine months of 2017 and 2016, respectively. The decrease in adjusted operating loss in 2017 was primarily due to the decline in selling and administrative expenses, partially offset by the decline in gross margin dollars.
Interest and Investment Loss
We recorded an interest and investment loss of $14 million during the first nine months of 2017 compared to $25 million during the first nine months of 2016. The first nine months of 2017 and 2016 included a loss of $17 million and $29 million, respectively, related to our equity investment in Sears Canada.
Income Taxes
Our effective tax rate for the first nine months of 2017 was a benefit rate of 9.5% compared to an expense rate of 2.5% for the first nine months of 2016. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2017 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is not more

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

likely than not that such benefits would be realized. During the first nine months of 2017, the Company realized a significant tax benefit on the reversal of deferred taxes mainly related to the sale of the Craftsman trade name, but also related to indefinite-life assets associated with property sold. In addition, the first nine months of 2017 and 2016 were negatively impacted by foreign branch taxes and state income taxes.
SEGMENT OPERATIONS
The following discussion of our business segment results is organized into two reportable segments: Kmart and Sears Domestic.
Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Total revenues	$1,175	$1,888	$4,143	$6,248

Cost of sales, buying and occupancy	986	1,605	3,411	5,100
Gross margin dollars	189	283	732	1,148
Gross margin rate	16.1%	15.0%	17.7%	18.4%

Selling and administrative	377	555	1,092	1,597
Selling and administrative expense as a percentage of total revenues	32.1%	29.4%	26.4%	25.6%
Depreciation and amortization	19	17	46	51
Impairment charges	3	3	11	7
Gain on sales of assets	(132)	(30)	(808)	(120)
Total costs and expenses	1,253	2,150	3,752	6,635
Operating income (loss)	$(78)	$(262)	$391	$(387)
Adjusted EBITDA	$(95)	$(169)	$(195)	$(295)
Number of stores			510	801
13-week period ended October 28, 2017 compared to the 13-week period ended October 29, 2016
Revenues and Comparable Store Sales
For the quarter, Kmart's revenues decreased by $713 million to $1.2 billion in 2017, primarily due to the effect of having fewer stores in operation, which accounted for approximately $537 million of the decline, as well as the decrease in comparable store sales of 13.0%, which accounted for approximately $171 million of the decline.
Comparable store sales for the quarter declined primarily driven by declines in the pharmacy, grocery & household, home, drugstore, apparel and consumer electronics categories.
Gross Margin
For the quarter, Kmart generated total gross margin dollars of $189 million in 2017 compared to $283 million in 2016. Gross margin for the third quarter included charges of $43 million and $36 million in 2017 and 2016, respectively, related to store closures. Gross margin for the third quarter also included credits of $3 million and $4 million in 2017 and 2016, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

Kmart's gross margin rate for the quarter improved 110 basis points to 16.1% in 2017 from 15.0% in 2016. Excluding the impact of significant items recorded in gross margin during the quarter, Kmart's gross margin rate would have improved 280 basis points. The improvement in Kmart's gross margin rate was primarily due to margin rate improvement in the apparel category, as well as in the grocery & household and drugstore categories, driven by lower markdowns.
In addition, as a result of the Seritage and JV transactions, the third quarter of 2017 and 2016 included additional rent expense of approximately $5 million and $8 million, respectively.
Selling and Administrative Expenses
For the quarter, Kmart's selling and administrative expenses decreased $178 million in 2017 as compared to the third quarter in 2016. Selling and administrative expenses for the third quarter of 2017 and 2016 were impacted by significant items related to store closures, as well as expenses associated with natural disasters, which aggregated to expense of $53 million in 2017 and $71 million in 2016. Excluding these items, selling and administrative expenses decreased $160 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate for the quarter was 32.1% in 2017 and 29.4% in 2016 and increased due to the decline in revenues, partially offset by the overall decrease in expenses noted above.
Gain on Sales of Assets
Kmart recorded a total gain on sales of assets for the quarter of $132 million and $30 million in 2017 and 2016, respectively. The gains recorded in the third quarter of 2017 included $79 million related to other asset sales, $17 million recognized on the sale of two Kmart stores and $10 million as a result of recapture and lease termination activity. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
For the quarter, Kmart recorded an operating loss of $78 million and $262 million in 2017 and 2016, respectively. Operating loss for the third quarter of 2017 included significant items noted above which aggregated to operating income of $1 million, while operating loss for the third quarter of 2016 included significant items noted above which aggregated to operating expense of $108 million. Excluding these items, Kmart would have reported an operating loss of $79 million for the third quarter of 2017 compared to $154 million for the third quarter 2016. The improvement in Kmart's adjusted operating loss was primarily driven by the decrease in selling and administrative expenses, partially offset by the decline in gross margin dollars.
39-week period ended October 28, 2017 compared to the 39-week period ended October 29, 2016
Revenues and Comparable Store Sales
For the first nine months of 2017, Kmart's revenues decreased by $2.1 billion to $4.1 billion, primarily due to the effect of having fewer stores in operation, which accounted for approximately $1.6 billion of the decline, as well as the decrease in comparable store sales, which accounted for approximately $501 million of the decline.
Comparable store sales decreased 11.1%, with declines experienced in the pharmacy, grocery & household, home, drugstore, apparel and consumer electronics categories.
Gross Margin
For the first nine months of 2017, Kmart generated $732 million in gross margin compared to $1.1 billion in the first nine months of 2016. The decrease in Kmart's gross margin dollars is due to a decrease in revenues, as well as a decrease in gross margin rate. Gross margin for the first nine months of the year included charges of $121 million and $90 million in 2017 and 2016, respectively, related to store closures. Gross margin for the first nine months of the year also included credits of $9 million and $13 million in 2017 and 2016, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

Kmart's gross margin rate for the first nine months of the year declined 70 basis points to 17.7% in 2017 from 18.4% in 2016. Excluding the impact of significant items recorded in gross margin during the first nine months of the year, Kmart's gross margin rate would have improved 80 basis points primarily driven by margin rate improvement in the apparel, home and drugstore categories, partially offset by declines in the pharmacy category.
In addition, as a result of the Seritage and JV transactions, the first nine months of 2017 and 2016 included additional rent expense of approximately $16 million and $27 million, respectively.
Selling and Administrative Expenses
For the first nine months of 2017, Kmart's selling and administrative expenses decreased $505 million as compared to the first nine months of 2016. Selling and administrative expenses for the first nine months of 2017 and 2016 were impacted by significant items related to store closings and severance, as well as expenses associated with natural disasters and legal matters, which aggregated to expense of $53 million in 2017 and $77 million in 2016. Excluding these items, selling and administrative expenses decreased $481 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate for the first nine months was 26.4% and 25.6% in 2017 and 2016, respectively, and increased primarily due to the decline in revenues, partially offset by the overall decrease in expenses noted above.
Gain on Sales of Assets
Kmart recorded a total gain on sales of assets for the first nine months of $808 million and $120 million in 2017 and 2016, respectively. The gains recorded in the first nine months of 2017 included a gain of $492 million recognized on the Craftsman Sale, $79 million related to other asset sales, $57 million recognized on the sale of four Kmart stores and $40 million as a result of recapture and lease termination activity. The gains recorded during the first nine months of 2016 included gains of $22 million as a result of recapture activity and a gain of $12 million recognized on the sale of one distribution center. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Income (Loss)
For the first nine months of the year, Kmart recorded an operating income of $391 million in 2017, compared to an operating loss of $387 million in 2016. Operating income for the first nine months included significant items noted above which aggregated to operating income of $478 million in 2017 and operating expense of $133 million in 2016. Excluding these items, Kmart would have reported an operating loss of $87 million and $254 million for the first nine months of 2017 and 2016, respectively. The decrease in Kmart's adjusted operating loss was primarily driven by the decrease in selling and administrative expenses, partially offset by the decline in gross margin dollars.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
millions, except number of stores	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Total revenues	$2,485	$3,141	$8,183	$9,838

Cost of sales, buying and occupancy	1,972	2,462	6,312	7,587
Gross margin dollars	513	679	1,871	2,251
Gross margin rate	20.6%	21.6%	22.9%	22.9%

Selling and administrative	962	988	2,883	2,933
Selling and administrative expense as a percentage of total revenues	38.7%	31.5%	35.2%	29.8%
Depreciation and amortization	70	74	213	227
Impairment charges	6	—	18	11
Gain on sales of assets	(184)	(21)	(629)	(46)
Total costs and expenses	2,826	3,503	8,797	10,712
Operating loss	$(341)	$(362)	$(614)	$(874)
Adjusted EBITDA	$(180)	$(206)	$(369)	$(452)
Number of:
Full-line stores			572	676
Specialty stores			22	26
Total Sears Domestic Stores			594	702
13-week period ended October 28, 2017 compared to the 13-week period ended October 29, 2016
Revenues and Comparable Store Sales
For the quarter, Sears Domestic's revenues decreased by $656 million to $2.5 billion. The decline in revenue was primarily driven by a decrease in comparable store sales of 17.0%, which accounted for $300 million of the decline, and the effect of having fewer Full-line stores in operation, which accounted for approximately $185 million of the decline.
Comparable store sales for the quarter declined primarily driven by decreases in the home appliances, apparel, consumer electronics and mattresses categories.
Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $513 million in 2017, compared to $679 million in 2016. Gross margin for the third quarter included charges of $17 million and $2 million in 2017 and 2016, respectively, related to store closures. Gross margin for the third quarter also included credits of $16 million and $18 million in 2017 and 2016, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
Sears Domestic's gross margin rate for the quarter declined 100 basis points to 20.6% in 2017 from 21.6% in 2016. Excluding the impact of significant items recorded in gross margin during the quarter, Sears Domestic's gross margin rate would have declined 40 basis points primarily due to rate declines in the apparel and footwear categories driven by an increase in promotional activities.
In addition, as a result of the Seritage and JV transactions, the third quarter of 2017 and 2016 included additional rent expense of approximately $35 million and $40 million, respectively.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

Selling and Administrative Expenses
For the quarter, Sears Domestic's selling and administrative expenses decreased $26 million in 2017 as compared to the prior year. Selling and administrative expenses for the third quarter of 2017 and 2016 were impacted by significant items related to pension, store closures and severance, expenses associated with natural disasters and transaction costs associated with strategic initiatives, which aggregated to expense of $268 million and $119 million, respectively. The third quarter of 2017 included a non-cash charge of $203 million associated with the pension annuity purchase completed in August 2017. Excluding these items, selling and administrative expenses decreased $175 million primarily due to decreases in payroll expense and advertising expenses.
Sears Domestic's selling and administrative expense rate for the quarter was 38.7% in 2017 and 31.5% in 2016 and increased primarily due to the decline in revenues, as well as the overall increase in expenses noted above.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the quarter of $184 million and $21 million in 2017 and 2016, respectively. The gains recorded in the third quarter of 2017 included $98 million as a result of recapture and lease termination activity and $86 million recognized on the sale of nine Sears Full-line stores and two non-retail locations. The gains recorded during the third quarter of 2016 included a gain of $15 million recognized on the sale of two Sears Full-line stores and $1 million of gains as a result of recapture activity. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
For the quarter, Sears Domestic reported an operating loss of $341 million and $362 million in 2017 and 2016, respectively. Sears Domestic's operating loss for the third quarter of 2017 and 2016 included significant items which aggregated to operating expense of $101 million and $87 million, respectively. Excluding these items, we would have reported an operating loss of $240 million and $275 million for the third quarter of 2017 and 2016, respectively. The decrease in adjusted operating loss in 2017 was primarily driven by the above noted decrease in selling and administrative expenses, partially offset by a decrease in gross margin dollars.
39-week period ended October 28, 2017 compared to the 39-week period ended October 29, 2016
Revenues and Comparable Store Sales
For the first nine months of 2017, Sears Domestic's revenues decreased by $1.7 billion to $8.2 billion. The decline in revenue was primarily driven by a decrease in comparable store sales of 14.1%, which accounted for approximately $809 million of the decline, and the effect of having fewer Full-line stores in operation, which accounted for approximately $452 million of the decline.
Comparable store sales for the first nine months of 2017 declined primarily driven by decreases in the home appliances, apparel, consumer electronics and lawn & garden categories.
Gross Margin
For the first nine months of the year, Sears Domestic generated gross margin dollars of $1.9 billion and $2.3 billion in 2017 and 2016, respectively. Gross margin for the first nine months of 2017 and 2016 included credits of $50 million and $53 million, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction. Gross margin for the first nine months of the year also included charges of $43 million and $12 million in 2017 and 2016, respectively, related to store closures.
Sears Domestic's gross margin rate for the first nine months of the year was 22.9% in both 2017 and 2016. Excluding the impact of significant items recorded in gross margin during the first nine months of 2017 and 2016, Sears Domestic's gross margin rate would have improved 30 basis points primarily driven by improvement in the apparel category, partially offset by a decline in the home appliances category.
In addition, as a result of the Seritage and JV transactions, the first nine months of 2017 and 2016 included additional rent expense of approximately $113 million and $123 million, respectively.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

Selling and Administrative Expenses
For the first nine months of the year, Sears Domestic's selling and administrative expenses decreased $50 million in 2017 as compared to the prior year. Selling and administrative expenses for the first nine months of 2017 and 2016 were impacted by significant items related to pension, store closures and severance, expenses associated with natural disasters and transaction costs associated with strategic initiatives, which aggregated to expense of $650 million and $271 million, respectively. The first nine months of 2017 included a non-cash charge of $403 million associated with the pension annuity purchases completed in May 2017 and August 2017. Excluding these items, selling and administrative expenses decreased $429 million in the first nine months of 2017 primarily due to decreases in payroll and advertising expenses.
Sears Domestic's selling and administrative expense rate for the first nine months of the year was 35.2% in 2017 and 29.8% in 2016 and increased as a result of the decline in revenues, partially offset by the overall decrease in expenses noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased by $14 million in the first nine months of 2017 to $213 million, primarily due to having fewer assets to depreciate.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets of $629 million and $46 million for the first nine months of 2017 and 2016, respectively. The gains recorded in the first nine months of 2017 included gains of $432 million recognized on the sale of 21 Sears Full-line stores and two non-retail locations and $186 million as a result of recapture and lease termination activity and two stores that qualified for sales recognition and sale-leaseback accounting. The gains recorded during the first nine months of 2016 included a gain of $15 million recognized on the sale of two Sears Full-line stores, and gains of $14 million as a result of recapture activity. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
For the first nine months of the year, Sears Domestic reported an operating loss of $614 million and $874 million in 2017 and 2016, respectively. Sears Domestic's operating loss for the first nine months of 2017 and 2016 included significant items which aggregated to operating expense of $62 million and $213 million, respectively. Excluding these items, we would have reported an operating loss of $552 million and $661 million for the first nine months of 2017 and 2016, respectively. The decrease in adjusted operating loss in 2017 was primarily driven by the above noted decrease in selling and administrative expenses, partially offset by a decrease in gross margin.
ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of October 28, 2017, October 29, 2016 and January 28, 2017 are detailed in the following table.

millions	October 28, 2017	October 29, 2016	January 28, 2017
Cash and cash equivalents	$122	$145	$196
Cash posted as collateral	4	3	3
Credit card deposits in transit	74	110	87
Total cash and cash equivalents	200	258	286
Restricted cash	154	—	—
Total cash balances	$354	$258	$286

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

We had total cash balances of $354 million at October 28, 2017, including restricted cash of $154 million, compared to $258 million at October 29, 2016 and $286 million at January 28, 2017.
At various times, we have posted cash collateral for certain outstanding letters of credit and self-insurance programs. Such cash collateral is classified within cash and cash equivalents given that we have the ability to substitute letters of credit at any time for this cash collateral and it is therefore readily available to us.
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
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $23 million, $30 million and $29 million as of October 28, 2017, October 29, 2016 and January 28, 2017, respectively.
Operating Activities
During the first nine months of 2017, we used net cash in operating activities of $1.9 billion compared to $1.4 billion in the first nine months of 2016. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories and the payment of operating expenses. We used more cash in operations for the first nine months of 2017 compared to the prior year primarily due to declines in merchandise payables and other liabilities, partially offset by a reduction in merchandise inventories.
Merchandise inventories were $3.5 billion and $5.0 billion at October 28, 2017 and October 29, 2016, respectively, while merchandise payables were $0.8 billion and $1.6 billion at October 28, 2017 and October 29, 2016, respectively. Our merchandise inventory balances at October 28, 2017 decreased approximately $1.6 billion from the prior year third quarter due to both improved productivity and store closures. Sears Domestic inventory decreased in virtually all categories, with the most notable decreases in the apparel, tools and home appliances categories. Kmart inventory also decreased in virtually all categories, with the most notable decreases in the apparel, drugstore, grocery & household and home categories.
Investing Activities
During the first nine months of 2017, we generated net cash flows from investing activities of $1.7 billion, which consisted of cash proceeds from the sale of properties and investments of $867 million, from the Craftsman Sale of $572 million and from the sale of receivables of $293 million, partially offset by cash used for capital expenditures of $59 million. During the first nine months of 2016, we generated net cash flows from investing activities of $159 million, which consisted of cash proceeds from the sale of properties and investments of $274 million, partially offset by cash used for capital expenditures of $115 million.
Financing Activities
For the first nine months of 2017, we generated net cash flows from financing activities of $296 million, which primarily consisted of proceeds of $438 million from the Line of Credit Loans, $200 million from the Incremental Loans, $106 million from sale-leaseback financing transactions and an increase in short-term borrowings of $464 million. These proceeds were partially offset by repayments of debt of $887 million, primarily repayments of amounts outstanding under the Company's Term Loan, 2016 Term Loan, 2016 Secured Loan Facility and 2017 Secured Loan Facility. During the first nine months of 2016, we generated net cash flows from financing activities of $1.3 billion, which consisted of net proceeds from the 2016 Term Loan of $722 million, net cash proceeds from the 2016 Secured Loan Facility of $485 million and net proceeds of $291 million from the Second Lien Term Loan, which were partially offset by a decrease in short-term borrowings of $179 million and debt repayments of $50 million.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

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
During fiscal year 2016, the Company completed various financing transactions, including the closing of the $750 million Senior Secured Term Loan (the "2016 Term Loan") under its domestic credit facility maturing in July 2020, the completion of a $500 million real estate loan facility in April 2016 (the "2016 Secured Loan Facility"), initially maturing in July 2017, the completion of an additional $500 million real estate loan facility in January 2017 (the "2017 Secured Loan Facility") maturing in July 2020, entering into a $300 million Second Lien Credit Agreement in September 2016 maturing in 2020 and entering a new Letter of Credit and Reimbursement Agreement, originally providing for up to a $500 million secured standby letter of credit facility (the "LC Facility") from certain affiliates of ESL Investments, Inc. ("ESL").
During fiscal year 2017, the Company continued to take actions to improve our liquidity. During the first quarter, the Company closed its previously-announced sale of the Craftsman brand to Stanley Black & Decker. Additionally, the Company entered into an amendment to our existing domestic credit facility which reduced the aggregate revolver commitments from $1.971 billion to $1.5 billion, but also implemented other modifications to covenants and reserves against the domestic credit facility borrowing base that improved net liquidity. The amendment provided additional flexibility in the form of a $250 million increase in the general debt basket from $750 million to $1.0 billion with $99 million available to borrow at October 28, 2017 after giving consideration to existing outstanding borrowings. Our domestic credit facility permits us up to $500 million of FILO loan capacity under the credit agreement and up to $2.0 billion of second lien loan capacity (of which $1.0 billion was utilized at October 28, 2017) outside the credit agreement, all depending on the applicable and available borrowing base as defined in our applicable debt agreements, as well as our ability to secure commitments from lenders. We also have the ability to obtain longer-term secured financing maturing outside of the domestic credit facility maturity date which would not be subject to borrowing base limitations (see Note 2 of Notes to Condensed Consolidated Financial Statements). Other options available to us include refinancing existing debt and additional real estate loans, which we have successfully executed in the past.
In addition, in May 2017, the Company reached agreement to extend the maturity of the 2016 Secured Loan Facility. As of the date of this filing, we had exercised our option to extend the maturity of the 2016 Secured Loan Facility to April 2018 (see Note 2 of Notes to Condensed Consolidated Financial Statements), with the option to further extend the remaining loan balance until July 2018. The Company continued to pay down the 2016 and 2017 Secured Loan Facilities through asset sales during the second and third quarters. As of October 28, 2017, $263 million and $384 million remain outstanding under the 2016 Secured Loan Facility and 2017 Secured Loan Facility, respectively. During the 39 weeks ended October 28, 2017, the Company has received cash proceeds of approximately $370 million from asset sales, which were used to reduce the amounts outstanding under the 2016 Secured Loan Facility to $263 million, under the 2017 Secured Loan Facility to $384 million and under the Incremental Loans to $185 million. An additional $497 million of net cash proceeds were received from the sales of properties and other assets which were used to reduce outstanding borrowings under the Company's domestic credit facility, as well as for general corporate purposes. Subsequent to third quarter end, the Company executed additional asset sales and commercial arrangements which generated cash proceeds of approximately $167 million, with approximately $21 million utilized to pay down amounts outstanding under the 2017 Secured Loan Facility and the remainder used to pay down revolver borrowings. The Company expects additional real estate sales to occur throughout the remainder of fiscal year 2017 and in 2018. The specific assets involved, the timing and the overall amount will depend on a variety of factors, including market conditions, interest in specific assets, valuations of those assets and our underlying operating performance.
The Company also amended its existing Second Lien Credit Agreement dated September 1, 2016 in July 2017, to provide for the creation of a $500 million Line of Credit Loan Facility (the "Line of Credit Facility"). As of October 28, 2017, $413 million is outstanding under the Line of Credit Facility. In August 2017, the Company executed amendments to its LC Facility. The amendments, among other things, extended the maturity of the $271 million LC Facility from its original maturity date of December 28, 2017 through December 28, 2018.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

During October 2017, the Company entered into amended and restated loan agreements (the "Incremental Loans"), with the Incremental Loans maturing on April 23, 2018. The Company borrowed $200 million pursuant to the Incremental Loans, and used the proceeds for general corporate purposes. As of October 28, 2017, $185 million is outstanding under the Incremental Loans. Further, in fiscal 2017, the Company issued commercial paper to meet short-term liquidity needs, with the maximum amount outstanding during this time of $160 million, with $40 million of commercial paper outstanding at October 28, 2017.
Finally, subsequent to the end of the third quarter, the Company and the PBGC entered into an amendment to their March 2016 Pension Plan Protection and Forbearance Agreement (the "PPPFA"). The amendment, which is expected to close in February 2018, provides for the release of 138 of our properties from a ring-fence arrangement created under the PPPFA upon, and in exchange for, the payment of approximately $407 million into the Sears pension plans. Holdings expects to raise the $407 million through a sale of properties and/or financing secured by the properties, with such financing to be repaid from the proceeds of sales of the properties. This agreement provides the Company with financial flexibility through the ability to monetize properties, and, in addition, provides funding relief from contributions to the pension plans for the next two years.
During 2017, the Company also achieved its annualized cost savings target of $1.25 billion as part of the restructuring program announced earlier this year. Actions taken to realize the annualized cost savings have included simplification of the organizational structure of Holdings, streamlining of operations, reducing unprofitable categories and the closure of under-performing stores. In fiscal year 2017, we have closed approximately 330 stores previously announced for closure, and approximately an additional 100 stores previously announced for closure are expected to be closed by the end of the fourth quarter of 2017. As a result of these actions, the Company has begun to see improvement in the operations in the second and third quarters as the restructuring program actions, including the closing of unprofitable stores, have begun to take effect.
We acknowledge that we continue to face a challenging competitive environment. The comprehensive restructuring of our operations is delivering cost efficiencies and helping drive improvements in our operating performance. While we continue to focus on our overall profitability, including managing expenses, we reported a loss in the third quarter of 2017, and were required to fund cash used in operating activities with cash from investing and financing activities. We expect that the actions outlined above will further enhance our liquidity and financial flexibility. In addition, as previously discussed, we expect to generate additional liquidity through the monetization of our real estate and other assets and additional financing actions, which may include participation by related parties. We expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs.
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
We also continue to explore ways to unlock value across a range of assets, including exploring ways to maximize the value of our Home Services and Sears Auto Centers businesses, as well as our Kenmore and DieHard brands, through partnerships, sales or other means of externalization that could expand distribution of our brands and service offerings to realize significant growth. We expect to continue to right-size, redeploy and highlight the value of our assets, including monetizing our real estate portfolio and exploring potential asset sales, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company.
If we continue to experience operating losses, and we are not able to generate additional liquidity through the actions described above or through some combination of other actions, while not expected, then our liquidity needs may exceed availability under our Amended Domestic Credit Agreement and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Moreover, if the borrowing base (as calculated pursuant to our outstanding second lien debt) falls below the principal amount of such second lien debt plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for such debt on the last day of any two consecutive quarters, it could trigger an obligation to

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

repurchase our Senior Secured Notes in an amount equal to such deficiency. As of October 28, 2017, our borrowing base was below the above threshold, and if our borrowing base is below the above threshold at the end of our fiscal year, it will trigger an obligation to repurchase or repay second lien debt, in an amount equal to the excess of our funded debt secured by liens on our inventory as of year-end over the borrowing base. If we fail to make such repurchase or repayment, we would be in violation of our covenants under our Second Lien Credit Agreement.
Our outstanding borrowings at October 28, 2017, October 29, 2016 and January 28, 2017 were as follows:

millions	October 28, 2017	October 29, 2016	January 28, 2017
Short-term borrowings:
Unsecured commercial paper	$40	$248	$—
Secured borrowings	424	370	—
Line of credit loans	413	—	—
Incremental loans	184	—	—
Long-term debt, including current portion:
Notes and debentures outstanding	3,261	3,517	4,018
Capitalized lease obligations	81	164	145
Total borrowings	$4,403	$4,299	$4,163
We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets and secured short-term debt.

	13 Weeks Ended		39 Weeks Ended
millions	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Secured borrowings:
Maximum daily amount outstanding during the period	$436	$370	$629	$1,150
Average amount outstanding during the period	259	159	331	362
Amount outstanding at period-end	424	370	424	370
Weighted average interest rate	6.7%	5.0%	6.2%	4.5%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$82	$250	$160	$250
Average amount outstanding during the period	13	152	30	93
Amount outstanding at period-end	40	248	40	248
Weighted average interest rate	9.2%	7.8%	8.7%	7.8%

Line of credit loans:
Maximum daily amount outstanding during the period	$430	$—	$430	$—
Average amount outstanding during the period	389	—	148	—
Amount outstanding at period-end	413	—	413	—
Weighted average interest rate	9.8%	—%	9.7%	—%
See the following sections in Note 2 of Notes to Condensed Consolidated Financial for information about our domestic revolving credit facility and commercial paper markets and secured short-term debt: "Domestic Credit Agreement" (which includes a discussion of our Term Loan and 2016 Term Loan), "Letter of Credit Facility," "2017 Secured Loan Facility," "2016 Secured Loan Facility," "Second Lien Credit Agreement," "Senior Secured Notes,"

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

"Senior Unsecured Notes," "Unsecured Commercial Paper" and "Wholly-owned Insurance Subsidiary and Intercompany Securities."
Intangible Asset Impairment Assessment
We continue to monitor our performance and do not believe an event has occurred that would result in an indefinite-lived intangible asset impairment at quarter end. However, further indefinite-lived intangible impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry, deterioration in our performance or our future projections, if actual results are not consistent with our estimates and assumptions used in the 2016 year-end impairment analysis, or changes in our plans for one or more indefinite-lived intangible assets. Further, our business is seasonal in nature, and we generate a higher portion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. The intangible asset impairment analysis is particularly sensitive to changes in the projected revenue growth rate and the assumed weighted-average cost of capital. Changes to these key assumptions could result in revisions of management’s estimates of the fair value of the indefinite-lived intangible assets and could result in impairment charges in the future, which could be material to our results of operations.
Recent Accounting Pronouncements
See Part I, Item 1, "Financial Statements – Notes to Condensed Consolidated Financial Statements," Note 10 – "Recent Accounting Pronouncements," for information regarding new accounting pronouncements.

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

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

SEARS HOLDINGS CORPORATION
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations.
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At October 28, 2017, 46% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at October 28, 2017, which totaled approximately $2 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $20 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the third quarter of 2017. During the 13-week period ended October 28, 2017, we did not repurchase any shares of our common stock under our common share repurchase program. At October 28, 2017, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 30, 2017 to August 26, 2017	—
August 27, 2017 to September 30, 2017	—
October 1, 2017 to October 28, 2017	—
Total	—		—	$—	$503,907,832

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

10.1
Amended and Restated Loan Agreement, dated as of October 4, 2017, among Sears Roebuck and Co., Kmart Stores of Illinois LLC, Kmart of Washington LLC, Kmart Corporation, SHC Desert Springs, LLC, Innovel Solutions, Inc., Sears Holdings Management Corporation, Maxserv, Inc. and Troy Coolidge No. 13, LLC collectively as borrower, and JPP, LLC and JPP II, LLC, collectively as initial lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 4, 2017, filed on October 5, 2017 (File No. 001-36693)).

10.2
Second Amended and Restated Loan Agreement, dated as of October 18, 2017, among Sears Roebuck and Co., Kmart Stores of Illinois LLC, Kmart of Washington LLC, Kmart Corporation, SHC Desert Springs, LLC, Innovel Solutions, Inc., Sears Holdings Management Corporation, Maxserv, Inc., Troy Coolidge No. 13, LLC, Sears Development Co. and Big Beaver of Florida (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 18, 2017, filed on October 19, 2017 (File No. 001-36693)).

10.3
Amendment to Second Amended and Restated Loan Agreement, dated as of October 25, 2017, among Sears Roebuck and Co., Kmart Stores of Illinois LLC, Kmart of Washington LLC, Kmart Corporation, SHC Desert Springs, LLC, Innovel Solutions, Inc., Sears Holdings Management Corporation, Maxserv, Inc., Troy Coolidge No. 13, LLC, Sears Development Co. and Big Beaver of Florida Development, LLC, collectively as borrower, and JPP, LLC and JPP II, LLC, collectively as initial lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 25, 2017, filed on October 30, 2017 (File No. 001-36693)).

10.4
Second Amendment to Amended and Restated Loan Agreement, dated as of October 25, 2017, among Sears Roebuck and Co., Sears Development Co., Innovel Solutions Inc., Big Beaver of Florida Development, LLC and Kmart Corporation, collectively as borrower, and JPP, LLC, JPP II, LLC and Cascade Investment, L.L.C. collectively as initial lenders (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated October 25, 2017, filed on October 30, 2017 (File No. 001-36693)).

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

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2017, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 weeks ended October 28, 2017 and October 29, 2016; (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the 13 and 39 weeks ended October 28, 2017 and October 29, 2016; (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of October 28, 2017, October 29, 2016 and January 28, 2017; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 weeks ended October 28, 2017 and October 29, 2016; (v) the Condensed Consolidated Statements of Deficit (Unaudited) for the 39 weeks ended October 28, 2017 and October 29, 2016; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

__________________

E-1

SEARS HOLDINGS CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION

Date: November 30, 2017	By:	/s/ ROBERT A. RIECKER
	Name:	Robert A. Riecker
	Title:	Chief Financial Officer*

*Mr. Riecker is signing this report both as a duly authorized officer and as the principal accounting officer.