Form 10-K
period 2018-02-03
SEARS HOLDINGS CORP
filed 2018-03-23
CIK 1310067

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended February 3, 2018
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 000-51217, 001-36693

SEARS HOLDINGS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 Beverly Road, Hoffman Estates, Illinois	60179
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (847) 286-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market
Warrants to Purchase Common Stock	The NASDAQ Stock Market
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
Large accelerated filer   ☐  Accelerated filer    ☒   Non-accelerated filer (Do not check if a smaller reporting company)   ☐
Smaller reporting company    ☐ Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On March 16, 2018, the registrant had 107,957,410 shares of common stock outstanding. The aggregate market value (based on the closing price of the Registrant's common stock for stocks quoted on the NASDAQ Global Select Market) of shares of the Registrant's common stock owned by non-affiliates as of the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $200 million.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement relating to our Annual Meeting of Stockholders to be held on May 9, 2018 (the "2018 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I

Item 1.	Business
General
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger") on March 24, 2005. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. At February 3, 2018, we operated a national network of stores with 1,002 full-line and specialty retail stores in the United States operating through Kmart and Sears. Further, we operate a number of websites under the sears.com and kmart.com banners which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store.
We are also the home of Shop Your Way®, a free membership program that connects its members to personalized products, programs and partners that help them save time and money every day. Through an extensive network of national and local partners, members can shop thousands of their favorite brands, dine out and access an array of exclusive partners like Uber® and fuboTV® to earn CASHBACK in points to redeem for savings on future purchases at Sears, Kmart, Lands' End and at ShopYourWay.com. The Sears MasterCard with Shop Your Way® features an industry-leading 5-3-2-1 rewards offer, where members can earn rewards points on all purchases everywhere they shop.
The Company is a leading home appliance retailer, as well as a leader in tools, lawn and garden, fitness equipment, automotive repair and maintenance, and is a significant player in the rapidly emerging connected solutions market. We offer key proprietary brands including Kenmore® and DieHard®, as well as Craftsman® branded product offerings. Our Kenmore and DieHard brands are also now available on Amazon.com. We also maintain a broad apparel and home offering including such well-known labels as Jaclyn Smith®, Joe Boxer®, Route 66®, Cannon®, Adam Levine® and Levi's® and also offer Lands' End® merchandise in some of our Full-line stores. We are the nation's No. 1 provider of appliance and product repair services, with over five million service calls made annually.
The retail industry is changing rapidly. The progression of the Internet, mobile technology, social networking and social media is fundamentally reshaping the way we interact with our core customers and members. As a result, we are transitioning to a member-centric company. Our focus continues to be on our core customers, our members, and finding ways to provide them value and convenience through Integrated Retail and our Shop Your Way membership platform. We have invested significantly in our membership program, our online ecommerce platforms and the technology needed to support these initiatives.
Business Segments
We operate in two reportable segments, Kmart and Sears Domestic. Financial information, including revenues, operating loss, total assets and capital expenditures for each of these business segments is contained in Note 17 of Notes to Consolidated Financial Statements. Information regarding the components of revenue for Holdings is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations as well as Note 17 of Notes to Consolidated Financial Statements.
Kmart
At February 3, 2018, the Company operated a total of 432 Kmart stores across 47 states, Guam, Puerto Rico and the U.S. Virgin Islands. This store count consists of 431 discount stores, averaging 94,000 square feet, and one Super Center, approximately 185,000 square feet. Most Kmart stores are one-floor, free-standing units that carry a wide array of products across many merchandise categories, including consumer electronics, seasonal merchandise, outdoor living, toys, lawn and garden equipment, food and consumables and apparel, including products sold under such well-known labels as Craftsman, Jaclyn Smith, Adam Levine, Joe Boxer, Basic Editions and certain proprietary Sears branded products (such as Kenmore and DieHard) and services. We also offer an assortment of major appliances, including Kenmore-branded products, in all of our locations. There are 183 Kmart stores that also operate in-store pharmacies. The Super Center combines a full-service grocery along with the merchandise selection of a discount store. There are also three Sears Auto Centers operating in Kmart stores, offering a variety of professional automotive repair and maintenance services, as well as a full assortment of automotive accessories. Kmart offers a layaway program, which allows members and customers to cost-effectively finance their purchases both in-store and online. In addition, our members and customers have the ability to buy online and pick up in store via mygofer.com, kmart.com or shopyourway.com. Kmart also sells its products through its kmart.com website and provides members and customers enhanced cross-channel options such as buying through a mobile app or online and picking up merchandise in one of our Kmart or Sears Full-line stores.
Sears Domestic
At February 3, 2018, Sears Domestic operations consisted of the following:

•
Full-line Stores—547 stores located across 49 states and Puerto Rico, primarily mall-based locations averaging 159,000 square feet. Full-line stores offer a wide array of products and service offerings across many merchandise categories, including appliances, consumer electronics/connected solutions, tools, sporting goods, outdoor living, lawn and garden equipment, certain automotive services and products, such as tires and batteries, home fashion products, as well as apparel, footwear, jewelry and accessories for the whole family. Our product offerings include our proprietary Kenmore, DieHard, WallyHome, Bongo, Covington, Simply Styled, Everlast, Metaphor, Roebuck & Co., Outdoor Life and Structure brand merchandise, and other brand merchandise such as Craftsman, Roadhandler and Levi's. Lands' End, Inc. continues to operate 151 "store within a store" departments inside Sears Domestic Full-line locations. We also have 423 Sears Auto Centers operating in association with Full-line stores. In addition, there are 19 free-standing Auto Centers that operate independently of Full-line stores. Sears extends the availability of its product selection through the use of its sears.com and shopyourway.com websites, which offer an assortment of home, apparel and accessory merchandise and provide members and customers the option of buying through a mobile app or online and picking up their merchandise in one of our Sears Full-line or Kmart stores.

•
Specialty Stores—23 specialty stores (primarily consisting of the 19 free-standing Auto Centers noted above) located in free-standing, off-mall locations or high-traffic neighborhood shopping centers, including three DieHard Auto Centers - two in Detroit and one in San Antonio. Specialty stores also include Sears Appliances and Mattresses stores in Ft. Collins, Colorado, Camp Hill, Pennsylvania, Pharr, Texas and Honolulu, Hawaii.

•
Commercial Sales—We sell Kenmore appliances to home builders and property managers through Kenmore Direct, the business-to-business sales organization of KCD Brands. Kenmore Direct operates using a number of sales channels including an Amazon Business sales account. We also sell a wide assortment of appliance brands including luxury brands, parts and services to builders, developers, designers, among other commercial and residential customers through Monark Premium Appliance Co., which includes California Builder Appliances, Inc. (d/b/a Monark Premium Appliance Co. of California), Florida Builder Appliances, Inc.  (d/b/a Monark Premium Appliance Co.) and Starwest, LLC. (d/b/a Monark Premium Appliance Co. of Arizona).

•
Home Services—Product Repair Services, the nation's No. 1 provider of appliance and product repair services, is a key element in our active relationship with nearly 30 million households. With approximately 5,200 service technicians making over five million service calls annually, this business delivers a broad range of retail-related residential and commercial services across all 50 states, Puerto Rico, Guam and the Virgin Islands under either the Sears Parts & Repair Services or A&E Factory Service trade names. Commercial and residential customers can obtain parts and repair services for all major brands of products within the appliances, lawn and garden equipment, consumer electronics, floor care products, and heating and cooling systems categories. We also provide repair parts with supporting instructions for "do-it-yourself" members and customers through our searspartsdirect.com website. This business also offers protection agreements, home warranties and Kenmore and Carrier brand residential heating and cooling systems. Home Services also includes home improvement services (primarily siding, windows, cabinet refacing, kitchen remodeling, roofing, carpet and upholstery cleaning, air duct cleaning, and garage door installation and repair) provided through Sears Home Improvement and Sears Home & Business Franchises.

•
Delivery and Installation—Provides both home delivery and retail installation services for Holdings' retail operations with over three million deliveries and installation calls made annually. Also includes Innovel Solutions, which provides delivery services for third party customers.

Real Estate Transactions
In the normal course of business, we consider opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash. In addition, we review leases that will expire in the short term in order to determine the appropriate action to take.
Further information concerning our real estate transactions is contained in Note 11 of Notes to Consolidated Financial Statements.
 Trademarks and Trade Names
The KMART® and SEARS® trade names, service marks and trademarks, used by us both in the United States and internationally, are material to our retail and other related businesses.
We sell proprietary branded merchandise under a number of brand names that are important to our operations. Our KENMORE® and DIEHARD® brands are among the most recognized proprietary brands in retailing. These marks are the subject of numerous United States and foreign trademark registrations. Other well recognized Company trademarks and service marks include ATHLETECH®, BLUELIGHT®, COVINGTON®, ROEBUCK & CO.®, SHOP YOUR WAY®, SMART SENSE®, STRUCTURE®, THOM MCAN®, and WALLY®, which also are registered or are the subject of pending registration applications in the United States. Generally, our rights in our trade names and marks continue so long as we use them.
Seasonality
The retail business is seasonal in nature, and we generate a high proportion of our revenues, operating income and operating cash flows during the fourth quarter of our year, which includes the holiday season. As a result, our overall profitability is heavily impacted by our fourth quarter operating results. Additionally, in preparation for the fourth quarter holiday season, we significantly increase our merchandise inventory levels, which are financed from operating cash flows, credit terms received from vendors and borrowings under our domestic credit agreement (described in the "Uses and Sources of Liquidity" section below). Fourth quarter reported revenues accounted for approximately 26% of total reported revenues in 2017, 27% of total reported revenues in 2016 and 29% of total reported revenues in 2015. See Note 19 of Notes to Consolidated Financial Statements for further information on revenues earned by quarter in 2017 and 2016.
Competition
Our business is subject to highly competitive conditions. We compete with a wide variety of retailers, including other department stores, discounters, home improvement stores, consumer electronics dealers, auto service providers, specialty retailers, wholesale clubs, as well as many other retailers operating on a national, regional or local level in the United States. Online and catalog businesses, which handle similar lines of merchandise, also compete with us. Walmart, Target, Kohl's, J.C. Penney, Macy's, The Home Depot, Lowe's, Best Buy and Amazon are some of the national retailers and businesses with which we compete. The Home Depot and Lowe's are major competitors in relation to our home appliance business, which accounted for approximately 16% of our 2017, 15% of our 2016 and 15% of our 2015 reported revenues. Success in these competitive marketplaces is based on factors such as price, product assortment and quality, service and convenience, including availability of retail-related services such as access to credit, product delivery, repair and installation. Additionally, we are influenced by a number of factors, including, but not limited to, the cost of goods, consumer debt availability and buying patterns, economic conditions, customer preferences, inflation, currency exchange fluctuations, weather patterns, and catastrophic events. Item 1A in this Annual Report on Form 10-K contains further information regarding risks to our business.
Employees
At February 3, 2018, subsidiaries of Holdings had approximately 89,000 employees in the United States and U.S. territories. This employee count includes part-time employees.
 Our Website; Availability of SEC Reports and Other Information
Our corporate website is located at searsholdings.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports are available, free of charge, through the "SEC Filings" portion of the Investors Home section of our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").
The Corporate Governance Guidelines of our Board of Directors, the charters of the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors, our Code of Conduct and the Board of Directors Code of Conduct are available in the "Corporate Governance" portion of the Investors Home section of searsholdings.com. References to our website address do not constitute incorporation by reference of the information contained on such website, and the information contained on the website is not part of this document.

Item 1A.	Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, results of operations and financial condition.
We cannot predict whether our plans to enhance our financial flexibility and liquidity to fund our transformation will be successful.
We are continuing to pursue a transformation strategy and to explore potential initiatives to enhance our financial flexibility and liquidity. We have incurred significant losses and experienced negative operating cash flows for the past several years, and accordingly we have taken a number of actions to fund our continued transformation and meet our obligations, including: the amendment and extension of our revolving credit facility; the extension of our first lien term loan facility from June 2018 to January 2019 (with a right on our part to further extend such maturity, subject to the satisfaction of certain conditions, to July 2019); the entrance into the first lien term loan facility due 2020, the second lien term loan facility due 2020 and the second lien line of credit loan facility due 2020, the amendment of the senior secured letter of credit facility; the extension of our real estate term loan facility from July 2017 to July 2018; the entrance into the real estate term loan facility due 2020, the incremental real estate term loan facility due 2018 and the intellectual property/ground lease term loan facility due 2020; the private exchange offers relating to our senior secured notes and senior unsecured notes, the negotiated exchanges of other indebtedness; the entrance into the REMIC real estate term loan facility due December 2018 and the REMIC mezzanine loan facility due 2020; the sale of the Craftsman brand; the rights offering and sale-leaseback transaction with Seritage Growth Properties; the separation of our Lands' End subsidiary; the Sears Canada rights offering; the rights offering for senior unsecured notes with warrants; and various real estate transactions. As a result, we are, and we expect to continue to be, highly leveraged. We expect to pursue other near-term actions to bolster liquidity. If we continue to incur losses, additional actions may be required to further enhance our financial flexibility and liquidity. The success of our initiatives is subject to risks and uncertainties with respect to market conditions and other factors that may cause our actual results, performance or achievements to differ materially from our plans. We cannot assure that cash flows and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider further actions and steps to improve our cash position, mitigate any potential liquidity shortfall, pursue additional sources of liquidity, and reduce costs. There can be no assurance that these actions would be successful. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, there can be no assurance that the evaluation and/or completion of any potential transactions will not have a negative impact on our other businesses.
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
If we continue to experience operating losses and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, including real estate or other asset sales, while not expected, then our liquidity needs may exceed availability under our Amended Domestic Credit Agreement, our second lien line of credit loan facility and our other existing facilities, and we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to secure such additional funds, we may not be able to meet our obligations as they become due. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business.
Certain factors, including changes in market conditions and our credit ratings, may continue to limit our access to capital markets and other financing sources and materially increase our borrowing costs.
In addition to credit terms from vendors, our liquidity needs are funded by our operating cash flows and borrowings under our credit agreements and commercial paper program, asset sales and access to capital markets. The availability of financing depends on numerous factors, including economic and market conditions, our operating performance, our credit ratings, and lenders' assessments of our prospects and the prospects of the retail industry in general. Changes in these factors may affect our cost of financing, liquidity and our ability to access financing sources, including our commercial paper program and possible second lien indebtedness that is permitted under the domestic revolving credit facility, with respect to each of which we have no lender commitments. Rating agencies revise their ratings for the companies that they follow from time to time. Several ratings agencies have previously downgraded the credit rating on certain of our outstanding debt instruments and may further downgrade or otherwise revise such ratings in the future. In addition, our ratings may be withdrawn in their entirety at any time.
The Company's domestic credit facility currently provides up to $2.5 billion of lender commitments, $1.5 billion of which are revolving commitments. Our ability to borrow funds under this facility is limited by a borrowing base determined by the value, from time to time, of eligible inventory and certain accounts receivable. The value of these eligible assets has not always been sufficient to support borrowings of up to the full amount of the commitments under this facility, and we have not always had full access to the facility, but rather have had access to a lesser amount determined by the borrowing base. A decline in the value of eligible assets has also resulted in our inability to borrow up to the full amount of second lien indebtedness permitted by the domestic credit facility as our second-lien borrowings are limited by a borrowing base requirement under the indenture that governs our senior secured notes due 2018. The domestic revolving credit facility imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement. The domestic credit facility also effectively limits full access to the facility if our fixed charge ratio at the last day of any fiscal month is less than 1.0 to 1.0. As of February 3, 2018, our fixed charge ratio continues to be less than 1.0 to 1.0. If availability under the domestic revolving credit facility were to fall below 10%, the Company would be required to test the fixed charge coverage ratio, and would not comply with the facility, and the lenders under the facility could demand immediate payment in full of all amounts outstanding and terminate their obligations under the facility. In addition, the domestic credit facility provides that in the event we make certain prepayments of indebtedness, for a period of one year thereafter we must maintain availability under the facility of at least 12.5%, and it prohibits certain other prepayments of indebtedness. Moreover, if the borrowing base (as calculated pursuant to the indenture relating to our 6 5/8% senior secured notes due 2019, which were issued in March 2018 (the "New Senior Secured Notes")) falls below the principal amount of the New Senior Secured Notes plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for the New Senior Secured Notes on the last day of any two consecutive quarters beginning with the second quarter of our 2018 fiscal year, it could trigger an obligation to offer to repurchase all outstanding New Senior Secured Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.
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
In 2017, we initiated a restructuring program targeted to deliver at least $1.25 billion in annualized cost savings. Under the restructuring program, we reduced our corporate overhead, more closely integrated our Sears and Kmart operations and improved our merchandising, supply chain and inventory management. The savings also included cost reductions resulting from the closure of 303 Kmart and 132 Sears stores. In January 2018, we identified an additional $200 million of cost savings, unrelated to store closings. However, if we are unable to deliver the additional cost reductions, while continuing to invest in business growth, our financial results could be adversely impacted. Our ability to successfully manage and execute these initiatives and realize expected savings and benefits in the amounts and at the times anticipated is important to our business success, and any failure to do so, which could result from our inability to successfully execute plans, changes in global or regional economic conditions, competition, changes in the industries in which we compete, unanticipated costs or charges and other factors described herein, could adversely affect our business, financial condition and results of operations. As part of our overhead reduction, we have reduced our corporate and operations headcount, including management level, distribution and field employees. These reductions, as well as employee attrition, could result in the potential loss of specific knowledge relating to our company, operations and industry that could be difficult to replace. Also, we now operate with fewer employees, who have assumed additional duties and responsibilities. The restructuring program and workforce changes may negatively impact communication, morale, management cohesiveness and effective decision-making, which could have an adverse impact on our business operations, customer experience, sales and results of operations.
The lack of willingness of our vendors to do business with us or to provide acceptable payment terms could negatively impact our liquidity and/or reduce the availability of products or services we seek to procure.
We depend on our vendors to provide us with financing on our purchases of inventory and services. From time to time, certain of our vendors have sought to limit the availability of vendor credit to us or to modify the other terms under which they sell to us, or both, which has negatively impacted our liquidity. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver inventory or other services. Certain of our vendors finance their operations and/or reduce the risk associated with collecting accounts receivable from us by selling or "factoring" the receivables or by purchasing credit insurance or other forms of protection from loss associated with our credit risks. The ability of our vendors to do so is subject to the perceived credit quality of the Company. Such vendors could be limited in their ability to factor receivables or obtain credit protection in the future because of our perceived financial position and creditworthiness, which could reduce the availability of products or services we seek to procure, increase the cost to us of those products and services, or both.
We have ongoing discussions concerning our liquidity and financial position with the vendor community and third parties that offer various credit protection services to our vendors. The topics discussed have included such areas as pricing, payment terms and ongoing business arrangements. As of the date of this report, we have not experienced any significant disruption in our access to merchandise or our operations due to vendors slowing or ceasing merchandise shipments or requiring or conditioning the sale or shipment of merchandise on new payment terms or other assurances. However, there can be no assurances that there will not be a future disruption, and such circumstances could have a negative effect on our business, financial condition and results of operations.
If we are unable to compete effectively in the highly competitive retail industry, our business and results of operations could be materially adversely affected.
The retail industry is highly competitive with few barriers to entry. We compete with a wide variety of retailers, including other department stores, discounters, home improvement stores, appliances and consumer electronics retailers, auto service providers, specialty retailers, wholesale clubs, online and catalog retailers and many other competitors operating on a national, regional or local level. Some of our competitors are actively engaged in new store expansion or increasing their online presence. Online and catalog businesses, which handle similar lines of merchandise, and some of which are not required to collect sales taxes on purchases made by their customers, also compete with us. Competition may intensify as competitors enter into business combinations or alliances. We also experience significant competition from promotional activities of our competitors, and some competitors may be able to devote greater resources to sourcing, promoting and selling their products. In this competitive marketplace, success is based on factors such as price, advertising, product assortment, quality, service, reputation and convenience.
Our success depends on our ability to differentiate ourselves from our competitors with respect to shopping convenience, a quality assortment of available merchandise, functionality of digital channels, and superior customer service and experience. We must also successfully respond to our members' and customers' changing tastes and expectations. The performance of our competitors, as well as changes in their pricing policies, marketing activities, new store openings, online presence, use of purchasing data and other business strategies, could have a material adverse effect on our business, financial condition and results of operations.

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
We are seeking to transform into a member-centric retailer through our integrated retail strategy, which is based on a number of initiatives, including our Shop Your Way program, that depend on, among other things, our ability to respond quickly to ongoing technology developments and implement new ways to understand and rely on the data to interact with our members and customers and our ability to provide attractive, convenient and consistent online and mobile experiences for our members. We must anticipate and meet our members' and customers' evolving expectations, while counteracting developments by our competitors and striving to deliver a seamless experience across all of our sales channels. We may need to adjust our strategic initiatives depending on our members' and customers' reactions to and level of engagement with our initiatives. Failure to execute these initiatives or provide our members with positive experiences may result in a loss of active members, failure to attract new members and lower than anticipated sales. There is no assurance that our initiatives and strategies will improve our operating results.
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
Many economic and other factors are outside of our control, including consumer and commercial credit availability, consumer confidence and spending levels, as well as the impact of payroll tax and medical cost increases on U.S. consumers, recession, inflation, deflation, employment levels, housing sales and remodels, interest rates, tax rates, rates of economic growth, fiscal and monetary government policies, consumer debt levels, consumer debt payment behaviors, fuel costs and other challenges currently affecting the global economy, the full impact of which on our business, results of operations and financial condition cannot be predicted with certainty. These economic conditions adversely affect the disposable income levels of, and the credit available to, our members and customers, which could lead to reduced demand for our merchandise. Increases in fuel and energy costs may have a significant impact on our operations. We require significant quantities of fuel for the vehicles used by technicians in our home services business, and we are exposed to the risk associated with variations in the market price for petroleum products. We could experience a disruption in energy supplies, including our supply of gasoline, as a result of factors that are beyond our control, which could have an adverse effect on our business. Certain of our vendors also could experience increases in the cost of various raw materials, such as cotton, oil-related materials, steel and rubber, which could result in increases in the prices that we pay for merchandise, particularly apparel, appliances and tires. Domestic and international political events also affect consumer confidence. The threat, outbreak or escalation of terrorism, civil unrest, military conflicts or other hostilities could lead to a decrease in consumer spending. Any of these events and conditions could inhibit sales or cause us to increase inventory markdowns and promotional expenses, thereby reducing our gross margins.
Failure to execute effective advertising efforts may adversely impact our financial performance.
Effective advertising and marketing efforts play a crucial role in maintaining high customer traffic both in store and online. We are focused on developing new marketing initiatives and maintaining effective promotional strategies that target further growth in our business. Failure to execute effective advertising efforts to attract new customers or retain existing customers may adversely impact our financial performance.
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
Potential liabilities in connection with the separations of Sears Hometown and Outlet Stores and Lands' End or other asset transactions may arise under fraudulent conveyance and transfer laws and legal capital requirements.
With respect to the separations of our Sears Hometown and Outlet Stores and Lands' End, Inc. subsidiaries, the sale of real estate assets to real estate investment trusts and other third parties, the sale of the Craftsman brand, and any future dispositions of other similar assets, if the Company, Lands' End, or any asset purchaser subsequently fails to pay its creditors or enters insolvency proceedings, the transaction may be challenged under U.S. federal, U.S. state and foreign fraudulent conveyance and transfer laws, as well as legal capital requirements governing distributions and similar transactions. If a court were to determine under these laws that, (a) at the time of the transaction, the entity in question: (1) was insolvent; (2) was rendered insolvent by reason of the transaction; (3) had remaining assets constituting unreasonably small capital; (4) intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured; or (b) the transaction in question failed to satisfy applicable legal capital requirements, the court could determine that the transaction was voidable, in whole or in part. Subject to various defenses, the court could then require the Company, Lands' End, the respective purchaser, or other recipients of value in connection with any such transaction, as the case may be, to turn over value to other entities involved in the transaction and contemplated transactions for the benefit of unpaid creditors. The measure of insolvency and applicable legal capital requirements will vary depending upon the jurisdiction whose law is being applied.

Certain dividend payments received by us from Sears Canada Inc., and other transactions involving Sears Canada Inc., may be subject to challenge.
In 2012 and 2013, we received dividend payments from our former subsidiary, Sears Canada Inc. ("Sears Canada") in the aggregate amount of $295 million. The payments of these dividends by Sears Canada, as well as "the surrender by Sears Canada of its exclusive right to use the Craftsman trademark in Canada in connection with the sale by Holdings of the Craftsman business to Stanley Black & Decker in March 2017," have been identified by the court-appointed monitor for Sears Canada in connection with its bankruptcy liquidation as potential "transactions of interest" subject to review. In addition, the Canadian bankruptcy court has appointed a litigation advisor to investigate and potentially recommend claims relating to dividend payments made by Sears Canada. In the event that a court of competent jurisdiction were to determine that any dividend payments made by, or other transactions involving, Sears Canada were subject to recapture, we could suffer financial liability, which could have a materially adverse impact on our liquidity or financial condition.
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
As a retailer that accepts payments using a variety of methods, including credit and debit cards, PayPal, and gift cards, the Company is subject to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs or accelerate these costs. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which could increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business.
The Payment Card Industry ("PCI") has established standards for securing payment card data through the PCI Data Security Standards ("DSS"). The Company is required to conduct an annual assessment with a PCI Qualified Security Assessor to assess compliance with the PCI DSS. Based on the 2016 assessment, the Company was determined to be non-compliant with PCI DSS. For 2017, we delivered 6 out of 7 compliant reports for PCI. The only outstanding report for automotive is to be delivered in the first quarter of 2018 as has been agreed upon with the relevant processor and card brands. While the Company took corrective actions which allowed it to regain compliance with PCI DSS, there can be no assurance that the Company will achieve compliance in the future. A failure to achieve compliance with PCI DSS could result in the incurrence of fines, penalties or other liabilities by the Company.
Due to the seasonality of our business, our annual operating results would be adversely affected to a heightened degree if our business performs poorly in the fourth quarter.
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
Our business is sensitive to customers' spending patterns, which in turn are subject to prevailing economic conditions. Our sales and results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our sales and financial performance, including:

•	actions by our competitors, including opening of new stores in our existing markets or changes to the way these competitors go to market online;

•	our ability to integrate and deliver an attractive online retail experience;

•	seasonal fluctuations due to weather conditions;

•	changes in our merchandise strategy and mix;

•	changes in population and other demographics; and

•	timing of our promotional events.
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
At February 3, 2018, we had goodwill and intangible asset balances of $1.4 billion, which are subject to periodic testing for impairment. Our long-lived assets, primarily stores, also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow within our reporting unit, or sales of our branded products or cash flow generated from operations at individual store locations could result in impairment charges for goodwill and intangible assets or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Impairment charges, if any, resulting from the periodic testing are non-cash. A significant decline in the property fair values could result in long-lived asset impairment charges. See Notes 12 and 13 of Notes to Consolidated Financial Statements for further information.
Our failure to attract or retain employees, including key personnel, may disrupt our business and adversely affect our financial results.
Our business is dependent on our ability to attract, develop, and retain qualified employees, many of whom are entry-level or part-time positions with historically high turnover rates. Our ability to meet our labor needs and control labor costs is subject to external factors such as unemployment levels, prevailing wage rates, collective bargaining efforts, health care and other benefit costs, changing demographics, and our reputation within the labor market. If we are unable to attract and retain adequate numbers and an appropriate mix of qualified employees, the quality of service we provide to our customers may decrease and our financial performance may be adversely affected. Further, we depend on the contributions of key personnel, including Edward S. Lampert, our Chairman and Chief Executive Officer, and other key employees, for our future success. Over the past several years, the departures of a number of our executive officers have caused disruptions to, and uncertainty in, our business and operations. Future changes in our senior management team or the departures of other key employees may further disrupt our business and materially adversely affect our results of operations.
Affiliates of our Chairman and Chief Executive Officer, whose interests may be different than your interests, exert substantial influence over our Company.
Affiliates of Edward S. Lampert, our Chairman and Chief Executive Officer, collectively own approximately 49% of the outstanding shares of our common stock at February 3, 2018. These affiliates are controlled, directly or indirectly, by Mr. Lampert. Accordingly, these affiliates, and thus Mr. Lampert, have substantial influence over many, if not all, actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
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
In addition, as of February 3, 2018, these affiliates collectively hold approximately $1.8 billion of our outstanding indebtedness. As long as these affiliates continue to hold significant amounts of our indebtedness, such affiliates’ interests may be different than those of our other stockholders and debtholders.
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
If our merchandise offerings do not meet applicable safety standards or consumer expectations regarding safety, we could experience decreased sales, increased costs, and exposure to reputational risk and personal injury, death, or property damage claims related to such merchandise. Such matters may require us to take actions such as product recalls and could give rise to government enforcement actions. We also provide various services to our members and customers, which could also give rise to such claims and government actions. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Reputational damage caused by, and claims arising from, real or perceived product safety concerns or from the services we offer could negatively affect our business and results of operations.
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
On March 18, 2016, we entered into a five-year pension plan protection and forbearance agreement (the “PPPFA”) with the Pension Benefit Guaranty Corporation ("PBGC"), pursuant to which the Company has agreed to continue to protect, or "ring-fence," pursuant to customary covenants, the assets of certain special purpose subsidiaries (the "Relevant Subsidiaries") holding real estate and/or intellectual property assets. Also under the agreement, the Relevant Subsidiaries granted PBGC a springing lien on the ring-fenced assets, which lien will be triggered only by (a) failure to make required contributions to the Company's pension plans (the "Plans"), (b)

prohibited transfers of ownership interests in the Relevant Subsidiaries, (c) termination events with respect to the Plans, or (d) bankruptcy events with respect to the Company or certain of its material subsidiaries.
In connection with the closing of our sale of the Craftsman brand, we agreed to grant the PBGC a lien on, and subsequently contribute to the Plans, the value of the $250 million cash payment payable to the Company on the third anniversary of the Craftsman closing. We subsequently sold the right to receive such payment to a third-party purchaser and deposited the proceeds from such sale into an escrow for the benefit of the Plans. We also granted a lien to the PBGC on the 15-year income stream relating to new Stanley Black & Decker sales of Craftsman products, and agreed to contribute the payments from Stanley Black & Decker under such income stream to the Plans. We also agreed to grant the PBGC a lien on $100 million of real estate assets to secure the Company's minimum pension funding obligations through the end of 2019, and agreed to certain other amendments to the PPPFA.
In November 2017, we entered into an amendment to the PPPFA that allowed the Company to pursue the monetization of 138 of our properties that were subject to a ring-fence arrangement created under the PPPFA. In March 2018, the Company closed on the Secured Loan and the Mezzanine Loan, which transactions released the properties from the ring-fence arrangement. The Company contributed approximately $282 million of the proceeds of such loans to our pension plans, and deposited $125 million into an escrow for the benefit of the Plans. Under our agreement with the PBGC, the escrowed amount will also be contributed to the Plans and, when so contributed, will be fully credited against the Company’s minimum pension funding obligations in 2018 and 2019. Following such transactions, the Company has been relieved of contributions to the Plans for approximately two years (other than the contributions from escrow described above and a $20 million supplemental payment due in the second quarter of 2018). The ultimate amount of pension contributions could be affected by factors such as changes in applicable laws, as well as financial market and investment performance and demographic changes.
The Company will continue to make required contributions to the Plans, the scheduled amounts of which are not, other than as described above, affected by the arrangement. Under the PPPFA, the PBGC has agreed to forbear from initiating an involuntary termination of the Plans, except upon the occurrence of specified conditions, one of which is based on the aggregate market value of the Company’s issued and outstanding stock. As of the date of this report, the Company’s stock price is such that the PBGC would be permitted to cease forbearance. The PBGC has been given notice in accordance with the terms of the PPPFA and has not communicated any intention to cease its forbearance; however, if the PBGC were to initiate an involuntary termination of the Plans, our financial condition could be materially and adversely affected.
We may not realize the full anticipated benefits of the Craftsman sale transaction.
We may not realize the full anticipated benefits of the Craftsman sale transaction (the "Craftsman Sale"), in which case our business, financial results or operations could be adversely affected. Under the terms of our Acquired IP License Agreement with Stanley Black & Decker, we have the right to continue to use the Licensed IP (as defined in such agreement) and sell Craftsman-branded products in certain distribution channels. If the license is terminated, or if the terms of the license agreement are otherwise modified, we may not be able to continue to market, procure or sell Craftsman-branded products on favorable terms or at all, and our business may be adversely affected.
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
Our performance could further be impacted by changes in legislation, trade policies and agreements, energy and environmental standards, and tax laws and regulations. The current U.S. Administration has signaled that it may alter trade agreements and terms with foreign countries, and recently limited trade by announcing upcoming tariffs on imported steel and aluminum and imposing tariffs and quotas on imports of residential washers from certain foreign countries. These restrictions and tariffs, as well as future additional tariffs and/or quotas, on products that we import may require that we raise our prices, which could result in decreased sales. Further, changes in environmental and energy efficiency standards and regulations applicable to products that we develop and/or sell, and potential changes in the size and availability of tax incentives applicable to such products, may impact the types, characteristics, and consumer interest in such products, which may negatively impact our results of operations. Moreover, future legislation or regulations, including environmental matters, product certification, product liability, tariffs, duties, taxes, tax incentives and other matters, may impact our results. Major developments in tax policy or trade relations, such as the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.
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
Increases in employee wages and the cost of employee benefits could impact our financial results and cash flow.
Our expenses relating to employee health benefits are significant. Increases in minimum wages or unfavorable changes in the cost of such benefits could negatively affect our financial results and cash flow. Healthcare costs have risen significantly in recent years, and various legislative and private sector initiatives regarding healthcare reform have resulted, and could continue to result, in significant changes to the U.S. healthcare system. Due to the breadth and complexity of the healthcare reform legislation, and the potential for change in this regard under the current U.S. Administration, we are unable at this time to fully determine the impact that further healthcare reform will have on our employee health benefit plans.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The following table summarizes the locations of our Kmart and Sears Domestic stores at February 3, 2018:

		Sears Domestic
State / Territory	Kmart	Full-line Stores	Specialty Stores
Alabama	—	2	—
Alaska	—	3	—
Arizona	4	12	—
Arkansas	2	2	—
California	55	70	3
Colorado	4	9	1
Connecticut	3	6	—
Delaware	4	3	—
Florida	20	45	1
Georgia	6	13	—
Hawaii	2	4	1
Idaho	3	4	—
Illinois	12	21	4
Indiana	12	10	—
Iowa	9	5	—
Kansas	3	2	—
Kentucky	5	4	—
Louisiana	4	8	—
Maine	4	3	—
Maryland	11	15	—
Massachusetts	9	17	—
Michigan	15	17	1
Minnesota	5	6	—
Mississippi	2	3	1
Missouri	5	8	—
Montana	5	1	—
Nebraska	1	4	—
Nevada	5	5	1
New Hampshire	4	5	—
New Jersey	17	16	1
New Mexico	7	4	—
New York	30	28	3
North Carolina	15	16	—
North Dakota	5	2	—
Ohio	14	19	—
Oklahoma	2	3	—
Oregon	5	6	1
Pennsylvania	47	23	2
Rhode Island	—	—	—
South Carolina	6	6	—
South Dakota	1	2	—
Tennessee	7	13	—
Texas	3	46	2
Utah	1	2	—
Vermont	2	1	—
Virginia	6	16	—
Washington	6	16	1
West Virginia	7	3	—
Wisconsin	7	8	—
Wyoming	4	1	—
Puerto Rico	21	9	—
U.S. Virgin Islands	4	—	—
Guam	1	—	—
Totals	432	547	23

		Sears Domestic
	Kmart	Full-line Stores	Specialty Stores
Owned	48	243	16
Leased	384	304	7
February 3, 2018	432	547	23
In addition, at February 3, 2018, we had 30 domestic supply chain distribution centers, of which 10 were owned and 20 were leased with remaining lease terms ranging up to 10 years. Of the total, six primarily support Kmart stores, 20 primarily support Sears stores and four support both Sears and Kmart stores. We also had 400 domestic store warehouses, customer call centers and service facilities (including 20 facilities related to our Monark Premium Appliance Co. of California, Monark Premium Appliance Co., and Monark Premium Appliance Co. of Arizona businesses), most of which are leased for terms ranging from one to six years or are part of other facilities included in the above table. Many of our facilities are also used to support our online channels.
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

Name	Position	Date First Became an Executive Officer	Age
Edward S. Lampert	Chairman of the Board and Chief Executive Officer	2013	55
Robert A. Riecker	Chief Financial Officer	2012	53
Julie Ainsworth	Chief People Officer	2017	46
J. Mitchell Bowling	Chief Executive Officer, Sears Home Services	2017	51
Leena Munjal	Chief Digital Officer	2013	41
Robert (B.J.) Naedele	Chief Commercial Officer, Shop Your Way	2017	39
Perry (Dean) Schwartz	President, Hardlines	2017	49
Stephen L. Sitley	General Counsel and Chief Compliance Officer	2017	54
__________________
Mr. Lampert has served as Chairman of the Company's Board of Directors since 2004 and as our Chief Executive Officer since February 2013. He also is the Chairman and Chief Executive Officer of ESL Investments, Inc., which he founded in April 1988.
Mr. Riecker was appointed to his current position in April 2017, and had served as Controller and Head of Capital Markets Activities since October 2016. He joined the Company as Assistant Controller in October 2005 and served as Vice President and Assistant Controller from May 2007 to October 2011. From October 2011 until his election as Vice President, Controller and Chief Accounting Officer in January 2012, he served as the Company's Vice President, Internal Audit.
Ms. Ainsworth joined the Company in March 2017 as Chief People Officer. Prior to joining the Company, she was Chief Executive Officer of celectiv LLC, a recruiting platform for technology-based companies, which she co-founded in 2014. From 2010 until 2013 she served as President of Warranty Division and Chief Marketing Officer of North American Services Division of Centrica plc, an energy and services company.
Mr. Bowling joined the Company in November 2017 as Chief Executive Officer, Sears Home Services. Prior to joining the Company, he served as Senior Vice President and Chief Operating Officer of Apollo Education Group, a leading provider of higher education for working adults, from December 2013 until April 2017, and prior to that, served as Senior Vice President and General Manager of New Businesses at Comcast, a global telecommunications provider, from 2009 until 2013.
Ms. Munjal was appointed to her current position in January 2018. She previously served as Senior Vice President, Customer Experience and Integrated Retail, since October 2012. She was appointed as Divisional Vice President, Integrated Retail and Member Experience, in July 2011 and was promoted to Vice President in June 2012. From October 2009 to June 2011, she served as Divisional Vice President, and Chief of Staff, Office of the Chairman, and served as Chief of Staff, Office of the CEO, from November 2007 to November 2009. Ms. Munjal joined Sears as Director, Information Technology, in March 2003.
Mr. Naedele joined the Company in March 2017. Prior to joining the Company, he served in a variety of roles with Nike, Inc., a company engaged in the design, development, marketing and sales of athletic gear and apparel, which he joined in July 2008, most recently as Vice President, Strategic Growth Initiatives from March 2016 until February 2017, and prior to that as Vice President, Global Brand Marketing from July 2014 until March 2016 and Global Business General Manager from July 2012 until July 2014.
Mr. Schwartz was appointed to his current position in April 2017. He previously served as President, Tools, Lawn & Garden, Fitness, Sporting Goods and Children's Entertainment from January 2017 until April 2017, as Vice President, Tools and Lawn & Garden from August 2016 until January 2017, as Vice President, Tools from May 2013 until August 2016, and as Vice President, Lawn & Garden from March 2009 until May 2013.

Mr. Sitley was appointed General Counsel in November 2017 and became Chief Compliance Officer in December 2017. From June 2016 until November 2017, he served as Vice President, Human Resources Operations, Compliance and Associate Relations, and prior to that, was Deputy General Counsel, Litigation and Employment from June 2011 until June 2016.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Holdings' common stock is quoted on The NASDAQ Stock Market under the ticker symbol SHLD. There were 9,502 shareholders of record at March 16, 2018. The quarterly high and low sales prices for Holdings' common stock are set forth below.

	Fiscal Year 2017
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$14.32	$11.49	$9.63	$5.85
Low	$5.50	$6.20	$5.48	$2.31

	Fiscal Year 2016
	Sears Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price
High	$19.12	$16.55	$18.18	$13.84
Low	$14.05	$10.52	$10.50	$7.08
Holdings has not paid cash dividends over the two most recent fiscal years and does not expect to pay cash dividends in the foreseeable future.
Equity Compensation Plan Information
The following table reflects information about securities authorized for issuance under our equity compensation plans at February 3, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*
Equity compensation plans approved by security holders	—	—	3,778,115
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	3,778,115

__________________

*
Represents shares of common stock that may be issued pursuant to our 2013 Stock Plan. Awards under the 2013 Stock Plan may be restricted stock, stock unit awards, incentive stock options, nonqualified stock options, stock appreciation rights, or certain other stock-based awards. The 2013 Stock Plan also allows common stock of Holdings to be awarded in settlement of an incentive award under the Sears Holdings Corporation Umbrella Incentive Program (and any incentive program established thereunder). The shares shown exclude shares covered by an outstanding plan award that, subsequent to February 3, 2018, ultimately are not delivered on an unrestricted basis (for example, because the award is forfeited, canceled, settled in cash or used to satisfy tax withholding obligations).

Stock Performance Graph
Comparison of Five-Year Cumulative Stockholder Return
The following graph compares the cumulative total return to stockholders on Holdings' common stock from February 1, 2013 through February 2, 2018, the last trading day before the end of fiscal year 2017, based on the market prices at the last trading day before the end of each fiscal year through and including fiscal year 2017, with the return on the S&P 500 Index, the S&P 500 Retailing Index and the S&P 500 Department Stores Index for the same period. The graph assumes an initial investment of $100 on February 1, 2013 in each of our common stock, the S&P 500 Index, the S&P Retailing Index and the S&P 500 Department Stores Index. The graph further assumes reinvestment of the value of: (i) subscription rights to purchase shares of common stock of Sears Hometown and Outlet Stores, Inc. on September 13, 2012, the ex-distribution date of the distribution of such rights to Holdings’ shareholders; (ii) common shares of Sears Canada on November 13, 2012, the distribution date of such shares to Holdings’ shareholders; (iii) shares of Lands' End on April 7, 2014, the ex-distribution date of the distribution of such shares to Holdings' shareholders; (iv) subscription rights to purchase shares of common stock of Sears Canada on October 17, 2014, the ex-distribution date of the distribution of such rights to Holdings' shareholders; (v) subscription rights to purchase up to $625 million in aggregate principal amount of 8% senior unsecured notes due 2019 and warrants to purchase shares of Holdings' common stock on November 3, 2014, the ex-distribution date of the distribution of such rights to Holdings' shareholders; and (vi) subscription rights to purchase shares of common stock of Seritage Growth Properties on June 12, 2015, the distribution date of such rights to Holdings’ shareholders.
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

	Feb 1, 2013	Jan 31, 2014	Jan 30, 2015	Jan 29, 2016	Jan 27, 2017	Feb 2, 2018
Sears Holdings	$100.00	$76.49	$88.75	$56.75	$24.84	$7.87
S&P 500 Index	$100.00	$120.29	$137.39	$136.47	$164.93	$202.57
S&P 500 Retailing Index	$100.00	$125.31	$150.49	$175.76	$208.37	$294.43
S&P 500 Department Stores Index	$100.00	$116.05	$144.80	$104.42	$84.22	$103.54

Purchase of Equity Securities
During the quarter ended February 3, 2018, we did not repurchase any shares of our common stock under our common share repurchase program. At February 3, 2018, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 29, 2017 to November 25, 2017	—	$—	—	$—
November 26, 2017 to December 30, 2017	—	—	—	—
December 31, 2017 to February 3, 2018	—	—	—	—
Total	—	$—	—	$—	$503,907,832
__________________

(1)	Consists entirely of 0 shares acquired from associates to meet withholding tax requirements from the vesting of restricted stock.

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

	Fiscal
dollars in millions, except per share data	2017	2016	2015	2014	2013
Summary of Operations
Revenues(1)	$16,702	$22,138	$25,146	$31,198	$36,188
Domestic comparable store sales %	(13.5)%	(7.4)%	(9.2)%	(1.8)%	(3.8)%
Net loss from continuing operations attributable to Holdings' shareholders	(383)	(2,221)	(1,129)	(1,682)	(1,365)
Per Common Share
Basic:
Net loss from continuing operations attributable to Holdings' shareholders	$(3.57)	$(20.78)	$(10.59)	$(15.82)	$(12.87)
Diluted:
Net loss from continuing operations attributable to Holdings' shareholders	$(3.57)	$(20.78)	$(10.59)	$(15.82)	$(12.87)
Holdings' book value per common share	$(34.54)	$(35.71)	$(18.40)	$(8.93)	$16.34
Financial Data
Total assets	$7,262	$9,362	$11,337	$13,185	$18,234
Long-term debt	2,199	3,470	1,971	2,878	2,531
Long-term capital lease obligations	50	103	137	210	275
Capital expenditures	80	142	211	270	329
Adjusted EBITDA(2)	(562)	(808)	(836)	(718)	(487)
Number of stores	1,002	1,430	1,672	1,725	2,429
_________________

(1)	We follow a retail-based financial reporting calendar. Accordingly, the fiscal year ended February 3, 2018 contained 53 weeks, while all other years presented contained 52 weeks.

(2)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 for a reconciliation of this measure to GAAP and a discussion of management’s reasoning for using such measure. The periods presented were impacted by certain significant items, which affected the comparability of amounts reflected in the above selected financial data. For 2017, 2016 and 2015, these significant items are discussed within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." 2014 results include the impact of domestic pension expense of $89 million, store closings and severance of $224 million, other expenses of $50 million and the results of Lands' End and Sears Canada that were included in the results of operations prior to the separations of $(10) million and $71 million, respectively. 2013 results include the impact of domestic pension expense of $162 million, domestic store closings and severance of $130 million, and the results of Lands' End and Sears Canada that were included in the results of our operations prior to the separations of $(150) million and $(3) million, respectively. Both 2014 and 2013 also included charges related to impairments, as well as gains on sales of assets.

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
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We operate a national network of stores, with 1,002 full-line and specialty retail stores in the United States, operating as Kmart and Sears. Further, we operate a number of websites under the sears.com and kmart.com banners which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free membership program that connects its members to personalized products, programs and partners that help them save time and money every day. Through an extensive network of national and local partners, members can shop thousands of their favorite brands, dine out and access an array of exclusive partners to earn points to redeem for savings on future purchases at Sears, Kmart, Lands' End and at ShopYourWay.com.
We conduct our operations in two business segments: Kmart and Sears Domestic. The nature of operations conducted within each of these segments is discussed within the Business Segments section of Item 1 in this Annual Report on Form 10-K. Our business segments have been determined in accordance with accounting standards regarding the determination, and reporting, of business segments.
RESULTS OF OPERATIONS
Fiscal Year
Our fiscal year end is the Saturday closest to January 31 each year. Fiscal year 2017 consisted of 53 weeks. Fiscal years 2016 and 2015 consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Holdings' Consolidated Results
Holdings' consolidated results of operations for 2017, 2016 and 2015 are summarized as follows:

dollars in millions, except per share data	2017	2016	2015
REVENUES
Merchandise sales	$13,409	$18,236	$20,936
Services and other	3,293	3,902	4,210
Total revenues	16,702	22,138	25,146
COSTS AND EXPENSES
Cost of sales, buying and occupancy - merchandise sales	11,349	15,184	16,817
Gross margin dollars - merchandise sales	2,060	3,052	4,119
Gross margin rate - merchandise sales	15.4%	16.7%	19.7%
Cost of sales and occupancy - services and other	1,826	2,268	2,519
Gross margin dollars - services and other	1,467	1,634	1,691
Gross margin rate - services and other	44.5%	41.9%	40.2%
Total cost of sales, buying and occupancy	13,175	17,452	19,336
Total gross margin dollars	3,527	4,686	5,810
Total gross margin rate	21.1%	21.2%	23.1%
Selling and administrative	5,131	6,109	6,857
Selling and administrative expense as a percentage of total revenues	30.7%	27.6%	27.3%
Depreciation and amortization	332	375	422
Impairment charges	142	427	274
Gain on sales of assets	(1,648)	(247)	(743)
Total costs and expenses	17,132	24,116	26,146
Operating loss	(430)	(1,978)	(1,000)
Interest expense	(539)	(404)	(323)
Interest and investment loss	(12)	(26)	(62)
Other income	—	13	—
Loss before income taxes	(981)	(2,395)	(1,385)
Income tax benefit	598	174	257
Net loss	(383)	(2,221)	(1,128)
Income attributable to noncontrolling interests	—	—	(1)
NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(383)	$(2,221)	$(1,129)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Diluted loss per share	$(3.57)	$(20.78)	$(10.59)
Diluted weighted average common shares outstanding	107.4	106.9	106.6

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a negative impact to our comparable store sales results of approximately 70 basis points and 20 basis points for 2017 and 2016, respectively. In addition, comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a benefit of 30 basis points in 2017 and did not have any impact in 2016.
Comparable store sales results for 2017 were calculated based on the 52-week period ended January 27, 2018 as compared to the comparable 52-week period in the prior year, while comparable store sales results for 2016 were calculated based on the 52-week period ended January 28, 2017 as compared to the comparable 52-week period in the prior year.
2017 Compared to 2016
Net Loss Attributable to Holdings' Shareholders
We recorded a net loss attributable to Holdings' shareholders of $383 million ($3.57 loss per diluted share) and $2.2 billion ($20.78 loss per diluted share) for 2017 and 2016, respectively. The decrease in net loss for the year primarily reflected an increase in gain on sales of assets, a decrease in selling and administrative expenses and an increase in income tax benefit, partially offset by a decline in gross margin, which was primarily driven by the decline in revenues. Our results for 2017 and 2016 were affected by a number of significant items.
In addition to our net loss attributable to Holdings' shareholders determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for purposes of evaluating operating performance, we use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA").
Adjusted EBITDA was determined as follows:

millions	2017	2016	2015
Net loss attributable to Holdings per statement of operations	$(383)	$(2,221)	$(1,129)
Income attributable to noncontrolling interests	—	—	1
Income tax benefit	(598)	(174)	(257)
Interest expense	539	404	323
Interest and investment loss	12	26	62
Other income	—	(13)	—
Operating loss	(430)	(1,978)	(1,000)
Depreciation and amortization	332	375	422
Gain on sales of assets	(1,648)	(247)	(743)
Impairment charges	142	427	274
Before excluded items	(1,604)	(1,423)	(1,047)

Closed store reserve and severance	462	384	98
Pension expense	656	288	229
Other(1)	2	31	(64)
Amortization of deferred Seritage gain	(78)	(88)	(52)
Adjusted EBITDA	$(562)	$(808)	$(836)
(1) Consisted of items associated with legal matters, expenses associated with natural disasters, transaction costs associated with strategic initiatives, one-time credits from vendors and other expenses.

Adjusted EBITDA for our segments was as follows:

	2017			2016			2015
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Operating income (loss) per statement of operations	$367	$(797)	$(430)	$(530)	$(1,448)	$(1,978)	$(292)	$(708)	$(1,000)
Depreciation and amortization	60	272	332	71	304	375	72	350	422
Gain on sales of assets	(881)	(767)	(1,648)	(181)	(66)	(247)	(185)	(558)	(743)
Impairment charges	16	126	142	22	405	427	14	260	274
Before excluded items	(438)	(1,166)	(1,604)	(618)	(805)	(1,423)	(391)	(656)	(1,047)

Closed store reserve and severance	281	181	462	318	66	384	86	12	98
Pension expense	—	656	656	—	288	288	—	229	229
Other(1)	(23)	25	2	15	16	31	43	(107)	(64)
Amortization of deferred Seritage gain	(11)	(67)	(78)	(17)	(71)	(88)	(11)	(41)	(52)
Adjusted EBITDA	$(191)	$(371)	$(562)	$(302)	$(506)	$(808)	$(273)	$(563)	$(836)
% to revenues	(3.4)%	(3.3)%	(3.4)%	(3.5)%	(3.8)%	(3.6)%	(2.7)%	(3.8)%	(3.3)%
(1) Consisted of items associated with legal matters, expenses associated with natural disasters, transaction costs associated with strategic initiatives, one-time credits from vendors and other expenses.

The following tables set forth the impact each excluded item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Consolidated Statements of Operations during the years 2017, 2016 and 2015.

millions	Year Ended February 3, 2018
Other Excluded Items:	Closed store reserve and severance	Pension expense	Other(1)	Amortization of deferred Seritage gain	Total
Gross margin impact	$227	$—	$—	$(78)	$149
Selling and administrative impact	235	656	2	—	893
Total	$462	$656	$2	$(78)	$1,042

millions	Year Ended January 28, 2017
Other Excluded Items:	Closed store reserve and severance	Pension expense	Other(1)	Amortization of deferred Seritage gain	Total
Gross margin impact	$226	$—	$(33)	$(88)	$105
Selling and administrative impact	158	288	64	—	510
Total	$384	$288	$31	$(88)	$615

millions	Year Ended January 30, 2016
Other Excluded Items:	Closed store reserve and severance	Pension expense	Other(1)	Amortization of deferred Seritage gain	Total
Gross margin impact	$44	$—	$(146)	$(52)	$(154)
Selling and administrative impact	54	229	82	—	365
Total	$98	$229	$(64)	$(52)	$211
(1) Consisted of items associated with legal matters, expenses associated with natural disasters, transaction costs associated with strategic initiatives, one-time credits from vendors and other expenses.

Adjusted EBITDA is computed as net loss attributable to Sears Holdings Corporation appearing on the Statements of Operations excluding income attributable to noncontrolling interests, income tax benefit, interest expense, interest and investment loss, other income, depreciation and amortization, gain on sales of assets and impairment charges. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
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

•
Pension expense – Contributions to our pension plans remain a significant use of our cash on an annual basis. Cash contributions to our pension and postretirement plans are separately disclosed on the cash flow statement. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, we have a legacy pension obligation for past service performed by Kmart and Sears associates. The annual pension expense included in our statement of operations related to these legacy domestic pension plans was relatively minimal in years prior to 2009. However, due to the severe decline in the capital markets that occurred in the latter part of 2008, and the resulting abnormally low interest rates, which continue to persist, our domestic pension expense was $656 million in 2017, $288 million in 2016 and $229 million in 2015. Pension expense is comprised of interest cost, expected return on plan assets and recognized net loss and other. This adjustment eliminates the entire pension expense from the statement of operations to improve comparability. Pension expense is included in the determination of net loss.

As further described in Note 7 of Notes to Consolidated Financial Statements, settlement charges also impacted pension expense in 2017. In conjunction with executing two separate agreements to purchase group annuity contracts in May 2017 and August 2017, the Company recorded non-cash charges of $200 million and $203 million, respectively, during the second and third quarters of 2017 for losses previously accumulated in other comprehensive income (loss), which were recognized through the statement of operations upon settlement. In addition, in conjunction with a lump sum offer completed in 2017, the Company recorded a non-cash charge of $76 million for losses previously accumulated in other comprehensive income (loss), which was recognized through the statement of operations immediately upon settlement during the fourth quarter of 2017.

The components of the adjustments to EBITDA related to pension expense were as follows:

millions	2017	2016	2015
Components of net periodic expense:
Interest cost	$180	$227	$210
Expected return on plan assets	(190)	(202)	(249)
Settlements	479	—	—
Recognized net loss and other	187	263	268
Net periodic expense	$656	$288	$229
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

•
Other – Consisted of items associated with legal matters, expenses associated with natural disasters, transaction costs associated with strategic initiatives, one-time credits from vendors and other expenses.

•
Amortization of deferred Seritage gain – A portion of the gain on the Seritage transaction and certain other sale-leaseback transactions were deferred and will be recognized in proportion to the related rent expense, which is a component of cost of sales, buying and occupancy in the Consolidated Statements of Operations, over the lease terms. Management considers the amortization of the deferred Seritage gain to result from investing decisions rather than ongoing operations.

Revenues and Comparable Store Sales
Total revenues decreased $5.4 billion, or 24.6%, to $16.7 billion in 2017 compared to 2016 primarily driven by the decline in merchandise sales of $4.8 billion. The decline in merchandise sales included a decrease of approximately $3.2 billion as a result of having fewer Kmart and Sears Full-line stores in operation. For the full year, comparable store sales declined 13.5%, which contributed to $1.9 billion of the revenue decline relative to the prior year. The Company recognized approximately $189 million of revenues during the 53rd week of 2017. Services and other revenues declined $609 million during 2017 as compared to 2016, primarily driven by a decline in service-related revenues of approximately $295 million, as well as a decline in revenues from Sears Hometown and Outlet Stores, Inc. ("SHO") of approximately $208 million during 2017 as compared to 2016.
Kmart comparable store sales declined 11.4% for the full year primarily driven by declines in the pharmacy, grocery & household, home, drugstore, consumer electronics and apparel categories. Sears Domestic comparable store sales for the year declined 15.2% primarily driven by decreases in the home appliances, apparel, consumer electronics and lawn & garden categories.
Gross Margin
Total gross margin declined $1.2 billion to $3.5 billion in 2017 as compared to the prior year primarily as a result of the above noted decline in sales, as well as a slight decline in gross margin rate, as the decline in gross margin rate for merchandise sales was partially offset by an improvement in gross margin rate for services and other. Gross margin for 2017 and 2016 included charges of $227 million and $226 million, respectively, related to store closures. Gross margin for 2017 and 2016 also included credits of $78 million and $88 million, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, while 2016 also included one-time vendor credits of $33 million.
As compared to the prior year, Kmart's gross margin rate for 2017 increased 10 basis points, while Sears Domestic's gross margin rate decreased 60 basis points. Gross margin for Kmart and Sears Domestic were negatively impacted by expenses associated with store closures. Excluding the impact of significant items as noted in the Adjusted EBITDA tables, Kmart's gross margin rate would have improved 60 basis points in 2017 as compared to the prior year, while Sears Domestic's gross margin rate would have been flat to the prior year. The improvement in Kmart's gross margin rate was primarily driven by margin rate improvement in the apparel, home and drugstore categories, partially offset by a decline in the pharmacy category. Sears Domestic's gross margin rate for 2017 reflects improvement in the apparel category, which was offset by declines in the home appliances and tools categories. Kmart experienced lower clearance markdowns and Shop Your Way points expense, partially offset by an increase in promotional markdowns, while Sears Domestic experienced lower clearance markdowns, offset by an increase in both promotional markdowns and Shop Your Way points expense.
In addition, as a result of the Seritage and JV transactions, 2017 and 2016 included additional rent expense of approximately $169 million and $197 million, respectively. Due to the structure of the leases, we expect that our cash rent obligations to Seritage and the joint venture partners will decline, over time, as space in these stores is recaptured. From the inception of the Seritage transaction to date, we have received recapture notices on 55 properties and we also exercised our right to terminate the lease on 56 properties.
Selling and Administrative Expenses
Selling and administrative expenses decreased $978 million to $5.1 billion in 2017 from $6.1 billion in 2016 and included significant items, as noted in the Adjusted EBITDA tables, which aggregated to an expense of $893 million and $510 million for 2017 and 2016, respectively. Excluding these items, selling and administrative expenses declined $1.4 billion, primarily due to a decrease in payroll expense. In addition, advertising expense also declined as we continued to shift away from traditional advertising to use of Shop Your Way points expense, which is included within gross margin.
Selling and administrative expenses as a percentage of total revenues ("selling and administrative expense rate") were 30.7% and 27.6% for 2017 and 2016, respectively, as the decreases in overall selling and administrative expenses were more than offset by the above noted decline in revenues.
Depreciation and Amortization
Depreciation and amortization expense decreased by $43 million during 2017 to $332 million, as compared to 2016, primarily due to having fewer assets to depreciate.
Impairment Charges
We recorded impairment charges of $142 million in 2017, which consisted of impairment of $72 million related to the Sears trade name, as well as $70 million related to the impairment of long-lived assets. We recorded impairment charges of $427 million in 2016, which consisted of impairment of $381 million related to the Sears trade name, as well as $46 million related to the impairment of long-lived assets. Impairment charges recorded in both years are described further in Notes 1 and 13 of Notes to Consolidated Financial Statements.

Gain on Sales of Assets
We recorded total gains on sales of assets of $1.6 billion in 2017 and $247 million in 2016, which were primarily attributable to several significant real estate transactions. The gains recorded during 2017 included gains of $708 million recognized on the sale or amendment and lease terminations of 95 locations, $492 million recognized on the Craftsman Sale, $253 million as a result of recapture and lease termination activity and two stores that qualified for sales recognition and sale-leaseback accounting and $79 million related to other asset sales. Gains on sales of assets are described further in Note 11 of Notes to Consolidated Financial Statements.
Operating Loss
We recorded an operating loss of $430 million and $2.0 billion in 2017 and 2016, respectively. The operating loss for 2017 included significant items, as noted in the Adjusted EBITDA tables, which totaled $1.0 billion, while operating loss for 2016 included significant items which totaled $615 million. Both 2017 and 2016 also included charges related to impairments, as well as gains on sales of assets. Taking these significant items into consideration, the decrease in operating loss in 2017 was primarily driven by the decrease in selling and administrative expenses, partially offset by the decline in gross margin noted above.
Interest Expense
We incurred $539 million and $404 million in interest expense during 2017 and 2016, respectively. The increase is due to an increase in average outstanding borrowings in 2017, as well as an increase in the annual weighted-average interest rate for our borrowings.
Interest and Investment Loss
We recorded interest and investment loss of $12 million during 2017 compared to $26 million during 2016. Interest and investment loss is described further in Note 6 of Notes to Consolidated Financial Statements.
Income Taxes
We recorded an income tax benefit of $598 million in 2017 compared with an income tax benefit of $174 million in 2016. Our effective tax rate for 2017 was a benefit of 61.0% compared to a benefit of 7.3% for 2016. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affected our fiscal year ended February 3, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21%, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (3) various other miscellaneous changes that are effective in fiscal 2017. With the lower U.S. federal corporate rate effective beginning January 1, 2018, our U.S. federal corporate tax rate for fiscal 2017 is a blended rate of 33.717%. The income tax benefit for the period ended February 3, 2018 included a tax benefit of approximately $470 million related to the impacts of the Tax Act. In addition to the impact of the Tax Act, the Company also realized a significant tax benefit during 2017 on the reversal of deferred taxes mainly related to the Craftsman Sale, but also related to indefinite-life assets associated with property sold. Our tax rate in 2017 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it is more likely than not that such benefits would be realized. In addition, 2017 was negatively impacted by foreign branch taxes and state income taxes.
During 2016, the Company realized a significant tax benefit on the deferred taxes related to the partial impairment of the Sears trade name. In addition, the Company recorded a tax benefit related to the net gain on pension and other postretirement benefits in continuing operations and a corresponding tax expense of the same amount in other comprehensive income. Also, the application of the requirements for accounting for income taxes, after consideration of our valuation allowance, caused a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2016 reflected the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it was not more likely than not that such benefits would be realized. In addition, 2016 was negatively impacted by foreign branch taxes and state income taxes.

2016 Compared to 2015
Net Loss Attributable to Holdings' Shareholders
We recorded a net loss attributable to Holdings' shareholders of $2.2 billion ($20.78 loss per diluted share) and $1.1 billion ($10.59 loss per diluted share) for 2016 and 2015, respectively. The increase in net loss for the year primarily reflected a decline in gross margin, which was driven by a decline in both revenues and gross margin rate, partially offset by a decrease in selling and administrative expenses.
Revenues and Comparable Store Sales
Total revenues decreased $3.0 billion, or 12.0%, to $22.1 billion in 2016, as compared to revenues of $25.1 billion in 2015, primarily driven by the decline in merchandise sales of $2.7 billion. The decline in merchandise sales included a decrease of $1.3 billion as a result of having fewer Kmart and Sears Full-line stores in operation. For the full year, comparable store sales declined 7.4%, which contributed to $1.4 billion of the revenue decline relative to the prior year. Services and other revenues declined $308 million during 2016 as compared to 2015, primarily driven by a decline in service-related revenues of approximately $30 million, as well as a decline in revenues from SHO of approximately $238 million during 2016 as compared to 2015.
Kmart comparable store sales declined 5.3% for the full year primarily driven by declines in the grocery & household, consumer electronics and pharmacy categories. Sears Domestic comparable store sales for the year declined 9.3% primarily driven by decreases in the home appliances, apparel and consumer electronics categories.
Gross Margin
Total gross margin declined $1.1 billion to $4.7 billion in 2016 from $5.8 billion in 2015 as a result of the above noted decline in sales, as well as a decline in gross margin rate, as the decline in gross margin rate for merchandise sales was partially offset by an improvement in gross margin rate for services and other. Gross margin for 2016 included one-time vendor credits of $33 million, as well as a credit of $88 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, while 2015 included one-time vendor credits of $146 million, as well as a credit of $52 million related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction. Gross margin for 2016 and 2015 also included charges of $226 million and $44 million, respectively, related to store closures.
As compared to the prior year, Kmart's gross margin rate for 2016 declined 310 basis points. Excluding significant items primarily related to store closures as noted in the Adjusted EBITDA tables, Kmart's gross margin rate would have declined 130 basis points with margin rate declines experienced across most categories, most notably in the apparel, grocery & household, drugstore, home and pharmacy categories. Sears Domestic's gross margin rate for 2016 decreased 130 basis points. Excluding the impact of significant items in both years primarily related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, one-time vendor credits and store closures, Sears Domestic's gross margin rate declined 60 basis points, with the most notable decreases experienced in the apparel, home appliances and footwear categories. The decline in margin rate experienced in both Kmart and Sears Domestic is primarily attributable to increased markdowns, including an increase in Shop Your Way points expense.
In addition, as a result of the Seritage and JV transactions, 2016 and 2015 included additional rent expense and assigned sub-tenant rental income of approximately $197 million and $133 million, respectively.
Selling and Administrative Expenses
Selling and administrative expenses decreased $748 million to $6.1 billion in 2016 from $6.9 billion in 2015 and included significant items, as noted in the Adjusted EBITDA tables, which aggregated to an expense of $510 million and $365 million for 2016 and 2015, respectively. Excluding these items, selling and administrative expenses declined $893 million, primarily due to a decrease in payroll expense. In addition, advertising expense also declined as we continued to shift away from traditional advertising to use of Shop Your Way points expense, which is included within gross margin.

Selling and administrative expenses as a percentage of total revenues ("selling and administrative expense rate") were 27.6% and 27.3% for 2016 and 2015, respectively, as the decreases in overall selling and administrative expenses were more than offset by the above noted decline in revenues.
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
Operating Loss
We recorded an operating loss of $2.0 billion and $1.0 billion in 2016 and 2015, respectively. The operating loss for 2016 included significant items, as noted in the Adjusted EBITDA tables, which totaled $615 million, while operating loss for 2015 included significant items which totaled $211 million. Both 2016 and 2015 also included charges related to impairments, as well as gains on sales of assets. Taking these significant items into consideration, the decrease in operating loss in 2016 was primarily driven by the decrease in selling and administrative expenses, partially offset by the decline in gross margin noted above.
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
Income Taxes
We recorded an income tax benefit of $174 million in 2016 compared with an income tax benefit of $257 million in 2015. Our effective tax rate for 2016 was a benefit of 7.3% compared to a benefit of 18.6% for 2015. During 2016, the Company realized a significant tax benefit on the deferred taxes related to the partial impairment of the Sears trade name. In addition, the Company recorded a tax benefit related to the net gain on pension and other postretirement benefits in continuing operations and a corresponding tax expense of the same amount in other comprehensive income. Also, the application of the requirements for accounting for income taxes, after consideration of our valuation allowance, caused a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2016 reflected the effect of not recognizing the benefit of current period losses in certain domestic and foreign jurisdictions where it was not more likely than not that such benefits would be realized. In addition, 2016 was negatively impacted by foreign branch taxes and state income taxes.

The 2015 rate was favorably impacted by the significant tax benefit realized on the deferred taxes related to indefinite-life assets associated with the property sold in the transaction with Seritage and the tax benefit realized on the deferred taxes related to the partial impairment of the Sears trade name. These items were partially offset by foreign branch taxes and state income taxes.
Business Segment Results
Kmart
Kmart results and key statistics were as follows:

dollars in millions	2017	2016	2015
Total revenues	$5,618	$8,650	$10,188
Comparable store sales %	(11.4)%	(5.3)%	(7.3)%
Cost of sales, buying and occupancy	4,601	7,093	8,042
Gross margin dollars	1,017	1,557	2,146
Gross margin rate	18.1%	18.0%	21.1%
Selling and administrative	1,455	2,175	2,537
Selling and administrative expense as a percentage of total revenues	25.9%	25.1%	24.9%
Depreciation and amortization	60	71	72
Impairment charges	16	22	14
Gain on sales of assets	(881)	(181)	(185)
Total costs and expenses	5,251	9,180	10,480
Operating income (loss)	$367	$(530)	$(292)
Adjusted EBITDA	$(191)	$(302)	$(273)
Total Kmart stores	432	735	941
2017 Compared to 2016
Revenues and Comparable Store Sales
Kmart’s revenues decreased by $3.0 billion to $5.6 billion in 2017, primarily due to the effect of having fewer stores in operation, which accounted for approximately $2.4 billion of the decline. Revenues were also impacted by a decrease in comparable store sales of 11.4%, which accounted for approximately $689 million of the decline. The Company recognized approximately $64 million of revenues during the 53rd week of 2017. The decline in comparable store sales was primarily driven by declines in the pharmacy, grocery & household, home, drugstore, consumer electronics and apparel categories.
Gross Margin
Kmart generated $1.0 billion in gross margin in 2017 compared to $1.6 billion in 2016. The decrease in Kmart’s gross margin is due to the above noted decrease in sales, partially offset by an increase in gross margin rate. Gross margin included charges related to store closures of $154 million and $187 million in 2017 and 2016, respectively, as well as credits of $11 million and $17 million in 2017 and 2016, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
Kmart's gross margin rate increased 10 basis points to 18.1% in 2017 from 18.0% in 2016. Excluding the impact of significant items, as noted in the Adjusted EBITDA tables, Kmart's gross margin rate would have improved 60 basis points in 2017 as compared to the prior year, primarily driven by margin rate improvement in the apparel, home and drugstore categories, partially offset by a decline in the pharmacy category. Kmart experienced lower clearance markdowns and Shop Your Way points expense, partially offset by an increase in promotional markdowns.

In addition, as a result of the Seritage and JV transactions, 2017 and 2016 included additional rent expense of approximately $21 million and $35 million, respectively.
Selling and Administrative Expenses
Kmart's selling and administrative expenses decreased $720 million in 2017. Selling and administrative expenses included significant items, as noted in the Adjusted EBITDA tables, which aggregated to expense of $104 million and $146 million for 2017 and 2016, respectively. Excluding these items, selling and administrative expenses decreased $678 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate was 25.9% in 2017 and 25.1% in 2016 and increased primarily as a result of lower expense leverage due to the sales decline noted above.
Impairment charges
Kmart recorded impairment charges of $16 million and $22 million in 2017 and 2016, respectively, related to the impairment of long-lived assets. Impairment charges recorded during 2017 and 2016 are further described in Note 13 of Notes to Consolidated Financial Statements.
Gain on Sales of Assets
Kmart recorded total gains on sales of assets of $881 million and $181 million in 2017 and 2016, respectively. The gains recorded during 2017 included gains of $492 million recognized on the Craftsman Sale, $164 million recognized on the sale or amendment and lease terminations of 43 locations, $43 million as a result of recapture and lease termination activity and $79 million related to other asset sales. Gains on sales of assets are described further in Note 11 of Notes to Consolidated Financial Statements.
Operating Income (Loss)
Kmart recorded operating income of $367 million in 2017 as compared to an operating loss of $530 million in 2016. Operating income for 2017 included significant items, as noted in the Adjusted EBITDA tables, which totaled $247 million, while operating loss for 2016 included significant items which totaled $316 million. Both 2017 and 2016 also included gains on sales of assets, as well as charges related to impairments. Taking these significant items into consideration, the decrease in Kmart's operating loss was primarily driven by the decrease in selling and administrative expenses, partially offset by a decline in gross margin noted above.
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
Kmart's gross margin rate declined 310 basis points to 18.0% in 2016 from 21.1% in 2015. Excluding the impact of significant items primarily related to store closures, as noted in the Adjusted EBITDA tables, Kmart's gross margin rate would have declined 130 basis points due to margin rate declines experienced across most categories, most notably in the apparel, grocery & household, drugstore, home and pharmacy categories driven by increased markdowns, including an increase in Shop Your Way points expense.
In addition, as a result of the Seritage and JV transactions, 2016 and 2015 included additional rent expense and assigned sub-tenant rental income of approximately $35 million and $25 million, respectively.
Selling and Administrative Expenses
Kmart's selling and administrative expenses decreased $362 million in 2016. Selling and administrative expenses included significant items, as noted in the Adjusted EBITDA tables, which aggregated to expense of $146 million and $90 million for 2016 and 2015, respectively. Excluding these items, selling and administrative expenses decreased $418 million primarily due to decreases in payroll and advertising expenses.
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
Operating Loss
Kmart recorded an operating loss of $530 million in 2016 as compared to $292 million in 2015. Operating loss for 2016 included significant items, as noted in the Adjusted EBITDA tables, which totaled $316 million, while operating loss for 2015 included significant items which totaled $118 million. Both 2016 and 2015 also included gains on sales of assets, as well as charges related to impairments. Taking these significant items into consideration, the decrease in Kmart's operating loss was primarily driven by the decrease in selling and administrative expenses, partially offset by a decline in gross margin.

Sears Domestic
Sears Domestic results and key statistics were as follows:

dollars in millions	2017	2016	2015
Total revenues	$11,084	$13,488	$14,958
Comparable store sales %	(15.2)%	(9.3)%	(11.1)%
Cost of sales, buying and occupancy	8,574	10,359	11,294
Gross margin dollars	2,510	3,129	3,664
Gross margin rate	22.6%	23.2%	24.5%
Selling and administrative	3,676	3,934	4,320
Selling and administrative expense as a percentage of total revenues	33.2%	29.2%	28.9%
Depreciation and amortization	272	304	350
Impairment charges	126	405	260
Gain on sales of assets	(767)	(66)	(558)
Total costs and expenses	11,881	14,936	15,666
Operating loss	$(797)	$(1,448)	$(708)
Adjusted EBITDA	$(371)	$(506)	$(563)
Number of:
Full-line stores	547	670	705
Specialty stores	23	25	26
Total Sears Stores	570	695	731

2017 Compared to 2016
Revenues and Comparable Store Sales
Sears Domestic's revenues decreased by $2.4 billion to $11.1 billion in 2017 as compared to 2016. This decline in revenues was primarily driven by a decrease in comparable store sales of 15.2%, which accounted for $1.2 billion of the decline, and the effect of having fewer Full-line stores in operation, which accounted for $760 million of the decline. The decline in Sears Domestic comparable store sales was primarily driven by decreases in the home appliances, apparel, consumer electronics and lawn & garden categories. The Company recognized approximately $125 million of revenues during the 53rd week of 2017. In addition, we also experienced a decline in revenues from SHO of approximately $208 million during 2017 as compared to 2016.
Gross Margin
Sears Domestic generated gross margin of $2.5 billion and $3.1 billion in 2017 and 2016, respectively, which included charges related to store closures of $73 million and $39 million in 2017 and 2016, respectively. Gross margin also included credits of $67 million and $71 million in 2017 and 2016, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction, while 2016 also included one-time vendor credits of $33 million.
Sears Domestic's gross margin rate for the year declined 60 basis points to 22.6% in 2017 from 23.2% in 2016. Excluding the impact of significant items in both years primarily related to store closures, the amortization of the deferred gain on sales of assets associated with the Seritage transaction and one-time vendor credits, Sears Domestic's gross margin rate in 2017 would have been flat to the prior year, which reflects improvement in the apparel category, which was offset by declines in the home appliances and tools categories. Sears Domestic experienced lower clearance markdowns, offset by an increase in both promotional markdowns and Shop Your Way points expense.

In addition, as a result of the Seritage and JV transactions, 2017 and 2016 included additional rent expense of approximately $148 million and $162 million, respectively.
Selling and Administrative Expenses
Sears Domestic’s selling and administrative expenses decreased $258 million in 2017 as compared to 2016 and included significant items, as noted in the Adjusted EBITDA tables, which aggregated to $789 million and $364 million for 2017 and 2016, respectively. Excluding these items, selling and administrative expenses decreased $683 million, primarily due to decreases in payroll and advertising expenses.
Sears Domestic's selling and administrative expense rate was 33.2% in 2017 and 29.2% in 2016 and increased as the above noted expense reduction was more than offset by the decline in sales noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased by $32 million during 2017 to $272 million, as compared to 2016, primarily due to having fewer assets to depreciate.
Impairment Charges
Sears Domestic recorded impairment charges of $126 million in 2017 which consisted of impairment of $72 million related to the Sears trade name, as well as $54 million related to the impairment of long-lived assets. We recorded impairment charges of $405 million in 2016 which consisted of impairment of $381 million related to the Sears trade name, as well as $24 million related to the impairment of long-lived assets. Impairment charges recorded in both years are described further in Notes 1 and 13 of Notes to Consolidated Financial Statements.
Gain on Sales of Assets
Sears Domestic recorded total gains on sales of assets of $767 million and $66 million in 2017 and 2016, respectively. The gains recorded during 2017 included gains of $544 million recognized on the sale or amendment and lease terminations of 52 locations and $210 million as a result of recapture and lease termination activity and two stores that qualified for sales recognition and sale-leaseback accounting. Gains on sales of assets are described further in Note 11 of Notes to Consolidated Financial Statements.
Operating Loss
Sears Domestic reported an operating loss of $797 million in 2017 compared to $1.4 billion in 2016. Sears Domestic's operating loss in 2017 included significant items, as noted in the Adjusted EBITDA tables, which totaled $795 million, while operating loss for 2016 included significant items which totaled $299 million. Both 2017 and 2016 also included charges related to impairments, as well as gains on sales of assets. Taking these significant items into consideration, the decrease in Sears Domestic's operating loss in 2017 was driven by the decrease in selling and administrative expenses, partially offset by the decline in gross margin noted above.
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

Gross Margin
Sears Domestic generated gross margin of $3.1 billion and $3.7 billion in 2016 and 2015, respectively, which included significant items which aggregated to additional gross margin of $65 million and $182 million for 2016 and 2015, respectively.
Sears Domestic's gross margin rate for the year declined 130 basis points to 23.2% in 2016 from 24.5% in 2015. Excluding the impact of significant items in both years primarily related to the amortization of the deferred gain on sales of assets associated with the Seritage transaction, one-time vendor credits and store closures, s noted in the Adjusted EBITDA tables, Sears Domestic's gross margin rate declined 60 basis points, with the most notable decreases experienced in the apparel, home appliances and footwear categories driven by increased markdowns, including an increase in Shop Your Way points expense.
In addition, as a result of the Seritage and JV transactions, 2016 and 2015 included additional rent expense and assigned sub-tenant rental income of approximately $162 million and $108 million, respectively.
Selling and Administrative Expenses
Sears Domestic’s selling and administrative expenses decreased $386 million in 2016 as compared to 2015 and included significant items, as noted in the Adjusted EBITDA tables, which aggregated to $364 million and $275 million for 2016 and 2015, respectively. Excluding these items, selling and administrative expenses decreased $475 million, primarily due to decreases in payroll and advertising expenses.
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
Operating Loss
Sears Domestic reported an operating loss of $1.4 billion in 2016 compared to $708 million in 2015. Sears Domestic's operating loss in 2016 included significant items, as noted in the Adjusted EBITDA tables, which totaled $299 million, while operating loss for 2015 included significant items which totaled $93 million. Both 2016 and 2015 also included charges related to impairments, as well as gains on sales of assets. Taking these significant items into consideration, the decrease in Sears Domestic's operating loss in 2016 was driven by the decrease in selling and administrative expenses, partially offset by the above noted decline in gross margin.

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of February 3, 2018 and January 28, 2017 are detailed in the following table.

millions	February 3, 2018	January 28, 2017
Cash and equivalents	$113	$196
Cash posted as collateral	4	3
Credit card deposits in transit	65	87
Total cash and cash equivalents	182	286
Restricted cash	154	—
Total cash balances	$336	$286
We had total cash balances of $336 million and $286 million at February 3, 2018 and January 28, 2017, respectively.
At various times, we have posted cash collateral for certain outstanding letters of credit and self-insurance programs. Such cash collateral is classified within cash and cash equivalents given we have the ability to substitute letters of credit at any time for this cash collateral and it is therefore readily available to us. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. Cash amounts held in these short-term investments are readily available to us. Credit card deposits in transit include deposits in transit from banks for payments related to third-party credit card and debit card transactions. The Company classifies cash balances that are legally restricted pursuant to contractual arrangements as restricted cash. The restricted cash balance relates to amounts deposited into an escrow for the benefit of our pension plans.
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $74 million and $29 million as of February 3, 2018 and January 28, 2017, respectively.
Operating Activities
The Company used $1.8 billion of cash in its operations during 2017, $1.4 billion during 2016 and $2.2 billion during 2015. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories and the payment of operating expenses. We used more cash in operations in 2017 compared to 2016 primarily due to declines in merchandise payables and other liabilities, partially offset by a decline in merchandise inventories. We used less cash in operations in 2016 compared to 2015 primarily due to a decrease in our net inventory.
Merchandise inventories were $2.8 billion and $4.0 billion, respectively, at February 3, 2018 and January 28, 2017, while merchandise payables were approximately $0.6 billion and $1.0 billion, respectively, at February 3, 2018 and January 28, 2017. Our inventory balances decreased approximately $1.2 billion primarily due to both store closures and improved productivity. Sears Domestic inventory decreased in virtually all categories, with the most notable decreases in the apparel, tools and home appliances categories. Kmart inventory decreased in all categories with the most notable decreases in the apparel, home, drugstore and grocery & household categories.
Investing Activities
We generated net cash flows from investing activities of $1.9 billion in 2017, $244 million in 2016 and $2.5 billion in 2015.
For 2017, net cash flows from investing activities consisted of cash proceeds from the sale of properties and investments of $1.1 billion, proceeds from the Craftsman Sale of $572 million and proceeds from the sale of receivables of $293 million, partially offset by cash used for capital expenditures of $80 million. For 2016, net cash flows from investing activities primarily consisted of cash proceeds from the sale of properties and investments of $386 million, partially offset by cash used for capital expenditures of $142 million. For 2015, net cash flows from investing activities primarily consisted of cash proceeds from the sale of properties and investments of $2.7 billion, partially offset by cash used for capital expenditures of $211 million. Proceeds from the sales of properties and investments in 2015 included approximately $2.6 billion of net proceeds from the Seritage transaction.
We spent $80 million, $142 million and $211 million during 2017, 2016 and 2015, respectively, for capital expenditures. Capital expenditures during all three years primarily included investments in online and mobile shopping capabilities, enhancements to the Shop Your Way platform, information technology infrastructure and store maintenance.
We anticipate 2018 capital expenditure levels to be similar to 2017 levels. In the normal course of business, we consider opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash and cause our capital expenditure levels to vary from period to period. In addition, we review leases that will expire in the short term in order to determine the appropriate action to take with respect to them.
Financing Activities
During 2017, the Company used net cash flows in financing activities of $2 million, which consisted of debt repayments of $1.4 billion and the payment of debt issuance costs of $43 million, offset by proceeds from debt issuances of $1.0 billion, an increase in short-term borrowings of $271 million and $106 million of net cash proceeds received from sale-leaseback financing transactions.
During 2016, we generated net cash flows from financing activities of $1.2 billion, which consisted of proceeds from debt issuances of $2.0 billion and $71 million of net cash proceeds received from a sale-leaseback financing transaction for five Sears Full-line stores and two Sears Auto Centers that have continuing involvement, partially offset by a decrease in short-term borrowings of $797 million, debt repayments of $66 million and the payment of debt issuance costs of $51 million.
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
During 2017, 2016 and 2015, we did not repurchase any of our common shares under our share repurchase program. The common share repurchase program was initially announced in 2005 and had a total authorization since inception of the program of $6.5 billion. At February 3, 2018, we had approximately $504 million of remaining authorization under the program. The common share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.
Uses and Sources of Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayments and pension plan contributions. The Company has taken a number of actions to support its ongoing transformation efforts, while continuing to support its operations and meet its obligations in light of the incurred losses and negative cash flows experienced over the past several years. These actions included:

•
The completion of various secured and unsecured financing transactions, the extension of the maturity of certain of our indebtedness, and the amendment to other terms of certain of our indebtedness to increase our overall financial flexibility, including:

◦	a $750 million Senior Secured Term Loan (the "2016 Term Loan") under its domestic credit facility maturing in July 2020;

◦
a $500 million real estate loan facility in April 2016 (the "2016 Secured Loan Facility"), initially maturing in July 2017, initially extended to January 2018, subsequently extended to April 2018, and then further extended to July 2018, subject to the payment of an extension fee;

◦	an additional $500 million real estate loan facility in January 2017 (the "2017 Secured Loan Facility"), maturing in July 2020;

◦	a Second Lien Credit Agreement in September 2016, pursuant to which the Company borrowed $300 million under a term loan (the "Second Lien Term Loan"), maturing in July 2020;

◦
an amendment in July 2017 to the Second Lien Credit Agreement to provide for the creation of a $500 million uncommitted second-lien line of credit loan facility under which the Company may borrow line of credit loans (the "Line of Credit Loans"), and a subsequent amendment to that facility to extend the maximum duration of the Line of Credit Loans from 180 days to 270 days and permit total borrowings of up to $600 million;

◦
a Letter of Credit and Reimbursement Agreement in December 2016, originally providing for up to a $500 million secured standby letter of credit facility (the "LC Facility") from certain affiliates of ESL Investments, Inc. ("ESL");

◦
a $200 million real estate loan facility (the "Incremental Loans") in October 2017, with the Incremental Loans maturing in April 2018, with the option to extend to July 2018, subject to the extension of the 2016 Secured Loan Facility;

◦
the extension of the maturity date of the initial $1.0 billion term loan (the "Term Loan") under our Amended Domestic Credit Agreement from June 2018 to January 2019 (with a right of the borrowers thereunder to further extend such maturity, subject to the satisfaction of certain conditions, to July 2019);

◦
amendments to our Amended Domestic Credit Agreement and certain other indebtedness which reduced the aggregate revolver commitments from $1.971 billion to $1.5 billion, but also implemented other modifications to covenants and reserves against the domestic credit facility borrowing base that improved net liquidity, and increased the maximum permissible short-term borrowings of the Company from $750 million to $1.25 billion;

◦
a Term Loan Credit Agreement in January 2018 providing for a secured term loan facility (the "Term Loan Facility"), secured by substantially all of the unencumbered intellectual property of the Company and its subsidiaries, other than intellectual property relating to the Kenmore and DieHard brands, as well as by certain real property interests, in each case subject to certain exclusions. An aggregate principal amount of $250 million was borrowed with the ability to borrow an additional $50 million against the same collateral;

◦
an amendment to the indenture governing our 6 5/8% Senior Secured Notes due 2018 to increase the maximum permissible borrowings secured by inventory to 75% of book value of such inventory from 65% and defer the collateral coverage test for purposes of the repurchase offer covenant in the indenture to restart it with the second quarter of 2018 (such that no collateral coverage event can occur until the end of the third quarter of 2018);

◦
an amendment to the March 2016 Pension Plan Protection and Forbearance Agreement (the "PPPFA") with the Pension Benefit Guaranty Corporation (the "PBGC") providing for the release of 138 of our properties from a ring-fence arrangement created under our five-year PPPFA in exchange for the payment of approximately $407 million into the Sears pension plans. This agreement provides the Company with financial flexibility through the ability to monetize properties, and, in addition, provides funding relief from contributions to the pension plans for the next two years; and

◦	various commercial paper issuances to meet short-term liquidity needs, with the maximum amount outstanding during fiscal 2017 of $160 million.

•
Achievement of $1.25 billion in annualized cost savings in 2017 as part of the restructuring program announced earlier this year. Actions taken to realize the annualized cost savings have included simplification of the organizational structure of Holdings, streamlining of operations, reducing unprofitable categories and the closure of under-performing stores. In 2017, we closed approximately 435 stores, and an additional 103 stores previously announced for closure are expected to be closed by the end of the first quarter of 2018. As a result of these actions, the Company has begun to see improvement in the operations in fiscal 2017, as the restructuring program actions, including the closing of unprofitable stores, have begun to take effect.

•	The sale of the Craftsman brand to Stanley Black & Decker for consideration consisting of cash payments and a royalty.

•	Sales of properties and investments for proceeds of $1.1 billion and $386 million in 2017 and 2016, respectively.
On March 8, 2018, the Company secured an additional $100 million incremental real estate loan (the "Second Incremental Loan"), pursuant to an amendment to the Second Amended and Restated Loan Agreement, dated as of October 18, 2017, with JPP, LLC and JPP II, LLC, entities affiliated with ESL Investments, Inc. The Second Incremental Loan is secured by the same real estate properties as the 2017 Secured Loan Facility, and certain properties under the previous Incremental Loans outstanding, and matures in July 2020. The Company used the proceeds from the Incremental Loan for general corporate purposes.
In March 2018, the Company also closed on the $200 million Secured Loan and the $240 million Mezzanine Loan, both as defined in Note 3 of Notes to Consolidated Financial Statements, in connection with the release of 138 of our properties from the ring-fence arrangement with the PBGC as described above. The properties, which have an aggregate appraised value of nearly $980 million, serve as collateral for the Secured Loan, and the Mezzanine Loan is secured by pledge of the equity interests in the direct parent company of the entities that own such properties. The Company contributed approximately $282 million of the proceeds of such loans to our pension plans, and deposited $125 million into an escrow for the benefit of our pension plans. The Mezzanine Loan Agreement, as defined in Note 3 of Notes to Consolidated Financial Statements, contains an uncommitted accordion feature pursuant to which we may incur additional loans of not more than $200 million in aggregate, subject to certain conditions, including that such additional loans not exceed an amount equal to the principal amount of the Secured Loan repaid. The Company expects to pay down the Secured Loan over the next three to six months using proceeds generated from the sale of the underlying properties.
In February 2018, the Company commenced private exchange offers for its outstanding 8% Senior Unsecured Notes Due 2019 and 6 5/8% Senior Secured Notes Due 2018 (the "Exchange Offers"), pursuant to which it offered to (1) issue in exchange for its outstanding 8% Senior Unsecured Notes Due 2019 (the "Old Senior Unsecured Notes") new 8% Senior Unsecured Notes Due 2019, of a like principal amount, convertible into common stock of the Company, with interest on such notes to be payable in kind at the Company's option (the "New Senior Unsecured Notes"), and (2) issue in exchange for its outstanding 6 5/8% Senior Secured Notes Due 2018 (the "Old Senior Secured Notes") new 6 5/8% Senior Secured Notes Due 2019, of a like principal amount, convertible into common stock of the Company, with interest on such notes to be payable in kind at the Company's option (the "New Senior Secured Notes"). The Exchange Offers expired on March 15, 2018. Approximately $214 million aggregate principal amount of the Old Senior Unsecured Notes and approximately $170 million aggregate principal amount of the Old Senior Secured Notes were validly tendered, accepted and canceled in the Exchange Offers, and the Company issued a like principal amount of New Senior Unsecured Notes and New Senior Secured Notes. The New Senior Unsecured Notes and New Senior Secured Notes are optionally convertible by the holders thereof into shares of the Company’s common stock at conversion prices of $8.33 and $5.00, respectively, per share of common stock, and are mandatorily convertible at the Company's option if the volume weighted average trading price of the common stock on the NASDAQ exceeds $10.00 for a prescribed period. In connection with the closing of the Exchange Offers, the Company also obtained the requisite consent of holders of Old Senior Secured Notes to adopt amendments to the indenture governing those notes to eliminate substantially all of the restrictive covenants and certain events of default in the indenture, and make the liens securing senior second lien obligations, including the new Senior

Secured Notes and the Second Lien Term Loan described below, effectively senior to the liens securing junior second lien obligations, including the Old Senior Secured Notes.
Also in connection with the closing of the Exchange Offers, the Company entered into an amendment to its Second Lien Credit Agreement. The amendment provides the Company with the option to pay interest on its outstanding $300 million principal amount Second Lien Term Loan in kind, and also provides that the Company's obligation under the Second Lien Term Loan is convertible into common stock of the Company, on the same conversion terms as the New Senior Secured Notes. Also in connection with the closing of the Exchange Offers, the Company’s subsidiary, Sears Roebuck Acceptance Corp. ("SRAC"), consummated a private exchange with certain third parties of approximately $100 million in principal amount of senior unsecured notes issued by SRAC maturing between 2027 and 2043 and bearing interest at rates between 6.50% and 7.50% per annum, pursuant to which SRAC issued a like principal amount of new unsecured notes (the "SRAC Exchange Notes"). The SRAC Exchange Notes mature in March 2028 and bear interest at a rate of 7.0% per annum, and provide the Company with the option to pay such interest in kind at an interest rate of 12.0% per annum. The SRAC Exchange Notes are also guaranteed by the same subsidiaries of the Company that guarantee the New Senior Secured Notes.
On March 21, 2018, we obtained a $125 million FILO term loan (the "FILO Loan") from JPP, LLC and JPP II, LLC, entities affiliated with ESL, and Benefit Street 2018 LLC, an entity affiliated with Thomas J. Tisch, under our Amended Domestic Credit Agreement. The Company received approximately $122 million in net proceeds from the FILO Loan, which proceeds were using to reduce outstanding borrowings under our revolving credit facility. The FILO Loan has a maturity date of July 20, 2020, which is the same maturity date as the Company's revolving credit facility commitments, and does not amortize.
In addition to pursuing several transactions to adjust our capital structure in order to enhance our liquidity and financial position, the Company is also taking incremental actions to further streamline operations to drive profitability, including cost reductions of $200 million on an annualized basis in 2018 unrelated to store closures.
In addition to the actions taken above, the Company has other resources available to support its operations. Our domestic credit facility permits us up to $2.0 billion of second lien loan capacity (of which $1.1 billion was utilized at February 3, 2018) outside the credit agreement, all depending on the applicable and available borrowing base as defined in our applicable debt agreements, as well as our ability to secure commitments from lenders. We also have the ability to obtain longer-term secured financing maturing outside of the domestic credit facility maturity date which would not be subject to borrowing base limitations (see Note 3 of Notes to Consolidated Financial Statements). Other options available to us, which we will evaluate and execute as appropriate, include refinancing existing debt, borrowing against facilities in place with availability and additional real estate loans against unencumbered properties, which we have successfully executed in the past.
We also continue to explore ways to unlock value across a range of assets, including entering into or renegotiating commercial arrangements, and exploring ways to maximize the value of our Home Services, Innovel and Sears Auto Centers businesses, as well as our Kenmore and DieHard brands, through partnerships, sales or other means of externalization that could expand distribution of our brands and service offerings to realize significant growth. We expect to continue to right-size, redeploy and highlight the value of our assets, including monetizing our real estate portfolio and exploring potential asset sales, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company.
We expect to continue to face a challenging competitive environment. While we continue to focus on our overall profitability, including managing expenses, we reported a loss in 2017, and were required to fund cash used in operating activities with cash from investing and financing activities. If we continue to experience operating losses, and we are not able to generate additional liquidity through the actions described below or through some combination of other actions, including real estate or other asset sales, while not expected, then our liquidity needs may exceed availability under our Amended Domestic Credit Agreement, our second lien line of credit loan facility and our other existing facilities, and we might need to secure additional sources of funds, which may or may not be available to us. A failure to secure such additional funds could cause us to be in default under the Amended Domestic Credit Agreement. Moreover, if the borrowing base (as calculated pursuant to our outstanding second lien debt) falls below the principal amount of such second lien debt plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for such debt on the last day of any two consecutive quarters, it could trigger an obligation to repurchase our New Senior Secured Notes in an amount equal to such deficiency. As of February 3, 2018, we are in a deferral period of the collateral coverage test and the calculation restarts in the second quarter of 2018 (such that no collateral coverage event can occur until the end of the third quarter of 2018). Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business.
We believe the following actions, some of which we expect, subject to our governance processes, to include related party participation and funding, are probable of occurring and will be sufficient to satisfy our liquidity needs for the next twelve months from the issuance of the financial statements:

•	Sales of the properties securing the $200 million Secured Loan to fund the repayment of such Secured Loan;

•	Additional borrowings under the Mezzanine Loan Agreement and the Term Loan Facility;

•	Renegotiation of certain commercial arrangements;

•	Monetization of the Kenmore brand;

•
Extension of maturities beyond March 2019 of Line of Credit Loans under the Second Lien Credit Agreement, the 2016 Secured Loan Facility, the Incremental Secured Loan Facility and the LC Facility and the Term Loan under the Amended Domestic Credit Agreement;

•	Additional borrowings secured by real estate assets or borrowings under the short-term basket; and

•	Further restructurings to help manage expenses and improve profitability.
The PPPFA contains certain limitations on our ability to sell assets, which could impact our ability to complete asset sale transactions or our ability to use proceeds from those transactions to fund our operations. Therefore, the analysis of liquidity needs includes consideration of the applicable restrictions under the PPPFA. We expect that the actions outlined above will further enhance our liquidity and financial flexibility and we expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs.
Our outstanding borrowings at February 3, 2018 and January 28, 2017 were as follows:

millions	February 3, 2018	January 28, 2017
Short-term borrowings:
Unsecured commercial paper	$—	$—
Secured borrowings	271	—
Line of credit loans	500	—
Incremental loans	144	—
Long-term debt, including current portion:
Notes, term loan and debentures outstanding	3,145	4,018
Capitalized lease obligations	72	145
Total borrowings	$4,132	$4,163

We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets and secured short-term debt.

millions	2017	2016
Secured borrowings:
Maximum daily amount outstanding during the period	$799	$1,150
Average amount outstanding during the period	374	334
Amount outstanding at period-end	271	—
Weighted average interest rate	6.2%	4.6%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$160	$250
Average amount outstanding during the period	26	106
Amount outstanding at period-end	—	—
Weighted average interest rate	9.1%	7.9%

Line of credit loans:
Maximum daily amount outstanding during the period	$500	$—
Average amount outstanding during the period	214	—
Amount outstanding at period-end	500	—
Weighted average interest rate	10.2%	—%
Information about our Domestic Credit Agreement, Letter of Credit Facility, Secured Loan and Mezzanine Loan, Term Loan Facility, 2017 Secured Loan Facility, 2016 Secured Loan Facility, Second Lien Credit Agreement, Old Senior Secured Notes and New Senior Secured Notes, Old Senior Unsecured Notes and New Senior Unsecured Notes, Unsecured Commercial Paper, Secured Short-Term Loan and Wholly-owned Insurance Subsidiary and Intercompany Securities is included in Note 3 of Notes to Consolidated Financial Statements.
Domestic Pension Plans Funding
Contributions to our pension plans remain a significant use of our cash on an annual basis. While the Company's pension plans are frozen, and thus associates do not currently earn pension benefits, the Company has a legacy pension obligation for past service performed by Kmart and Sears associates. During 2017, we contributed $295 million to our domestic pension plans, including amounts contributed from the escrow created pursuant to the PPPFA. We estimate that our minimum pension funding obligations will be approximately $280 million in 2018 (excluding the $20 million supplemental payment described below) and approximately $276 million in 2019. As previously noted, the Company agreed to grant the PBGC a lien on, and subsequently contribute to the Company's pension plans, the value of the $250 million cash payment payable to the Company on the third anniversary of the Craftsman closing (the "Craftsman Receivable"). During the 13 weeks ended July 29, 2017, we sold the Craftsman Receivable to a third-party purchaser, and deposited the proceeds into an escrow for the benefit of our pension plans. We subsequently contributed a portion of the proceeds received from the sale of the Craftsman Receivable to our pension plans, which contribution was credited against the Company's minimum pension funding obligations in 2017. Under our agreement with the PBGC, the remaining proceeds will also be contributed to our pension plans, and when so contributed, will be fully credited against the Company's minimum pension funding obligations in 2018 and 2019.
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
In November 2017, the Company announced an amendment to the PPPFA that allowed the Company to pursue the monetization of 138 of our properties that were subject to a ring-fence arrangement created under the PPPFA. In March 2018, the Company closed on the Secured Loan and the Mezzanine Loan, which transactions released the properties from the ring-fence arrangement. The Company contributed approximately $282 million of the proceeds of such loans to our pension plans, and deposited $125 million into an escrow for the benefit of our pension plans. Under our agreement with the PBGC, the escrowed amount will also be contributed to our pension plans and, when so contributed, will be fully credited against the Company’s minimum pension funding obligations in 2018 and 2019 described above. Following such transactions, the Company has been relieved of contributions to our pension plans for approximately two years (other than the contributions from escrow described above and a $20 million supplemental payment due in the second quarter of 2018). The ultimate amount of pension contributions could be affected by factors such as changes in applicable laws, as well as financial market and investment performance and demographic changes.

Contractual Obligations and Off-Balance Sheet Arrangements
Information concerning our obligations and commitments to make future payments under contracts such as debt and lease agreements, and under contingent commitments, is aggregated in the following table.

	Total	Payments Due by Period
Contractual Obligations		Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Other
millions
Operating leases	$2,839	$537	$807	$534	$961	$—
Short-term borrowings	915	915	—	—	—	—
Capital lease obligations	115	28	21	8	58	—
Royalty license fees(1)	60	36	24	—	—	—
Other	2	2	—	—	—	—
Pension funding obligations(2)	1,682	280	485	431	486	—
Long-term debt including current portion and interest	4,155	1,222	2,381	40	512	—
Liability and interest related to uncertain tax positions(3)	181	—	—	—	—	181
Total contractual obligations	$9,949	$3,020	$3,718	$1,013	$2,017	$181

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

(2)
In March 2018, the Company contributed approximately $282 million to our pension plans and deposited $125 million into an escrow for the benefit of our pension plans, both from proceeds of the Secured Loan and the Mezzanine Loan. The remaining proceeds from the sale of the Craftsman Receivable are also held within an escrow for the benefit of our pension plans. Under our agreement with the PBGC, these escrowed amounts will be contributed to our pension plans and, when so contributed, will be fully credited against the Company’s minimum pension funding obligations in 2018 and 2019. As a result of these transactions, the Company has been relieved of contributions to our pension plans for approximately two years (other than the contributions from escrow described above and a $20 million supplemental payment due in the second quarter of 2018). See Note 7 of Notes to Consolidated Financial Statements for further information.

(3)
At February 3, 2018, our uncertain tax position liability and gross interest payable were $130 million and $51 million, respectively. We are unable to reasonably estimate the timing of liabilities and interest payments arising from uncertain tax positions in individual years due to the uncertainties in the timing of the effective settlement of tax positions.

Other Commercial Commitments
We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding at February 3, 2018:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$647	$6	$—	$653
Commercial letters of credit	—	31	—	31
Secondary lease obligations and performance guarantee	—	—	164	164

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

Self-insurance Reserves
We use a combination of third-party insurance and/or self-insurance for a number of risks including workers' compensation, asbestos, environmental, automobile, warranty, product and general liability claims. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include actuarial estimates of both claims filed and carried at their expected ultimate settlement value and claims incurred but not yet reported. Our estimated claim amounts are discounted using a rate with a duration that approximates the duration of our self-insurance reserve portfolio. Our liability reflected in the Consolidated Balance Sheets represents an estimate of the ultimate cost of claims incurred at the balance sheet date. In estimating this liability, we utilize loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. A 10% change in our self-insurance reserves would have impacted net loss by approximately $65 million.
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
The actual and expected return on plan assets for 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Actual return on plan assets	7.98%	16.08%	(7.35)%
Expected return on plan assets	6.50%	6.50%	7.00%
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
For purposes of determining the periodic expense of our defined benefit plans, we use the fair value of plan assets as the market related value. A one-percentage-point change in the assumed discount rate would have the following effects on the pension liabilities:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on interest cost component	$20	$(26)
Effect on pension benefit obligation	$(384)	$460
Income Taxes
We account for income taxes according to accounting standards for such taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the book basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If future utilization of deferred tax assets is uncertain, the Company may record a valuation allowance against its deferred tax assets. Our accounting policies related to the valuation allowance are further described in Note 1 of Notes to Consolidated Financial Statements. After consideration of evidence regarding the ability to realize our deferred tax assets, we established a valuation allowance against deferred income tax assets in 2017, 2016 and 2015. For the year ended February 3, 2018, the valuation allowance decreased by $1.3 billion of which an increase of $62 million was recorded through other comprehensive income. The Company continues to monitor its operating performance and evaluate the likelihood of the future realization of these deferred tax assets.
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
Goodwill and Intangible Asset Impairment Assessments
At both February 3, 2018 and January 28, 2017, we had goodwill balances of $269 million. At February 3, 2018 and January 28, 2017, we had intangible asset balances of $1.2 billion and $1.5 billion, respectively. The Company evaluates the carrying value of goodwill and intangible assets for possible impairment under accounting standards governing goodwill and other intangible assets. Our accounting policies related to goodwill and intangible asset impairment assessments are further described in Note 1 of Notes to Consolidated Financial Statements.
Goodwill Impairment Assessments
Our goodwill balance relates to our Home Services business. We did not record any goodwill impairment charges in 2017, 2016 or 2015.

The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of the reporting unit, the discount rate used to discount such cash flows, or the estimated fair value of the reporting unit's tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of the reporting unit or its net assets. At the 2017 annual impairment test date, the conclusion that no indication of goodwill impairment existed for the reporting unit would not have changed had the test been conducted assuming: (1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of the reporting unit to its net present value in determining their estimated fair values; and/or (2) a 100 basis point decrease in the estimated sales growth rate and/or terminal period growth rate.
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
Intangible Asset Impairment Assessments
The majority of our indefinite-lived intangible assets relate to the Sears, Kenmore and DieHard trade names. In 2017, 2016 and 2015, we recorded impairment related to the Sears trade name of $72 million, $381 million and $180 million, respectively, which reduced the carrying value to $359 million at February 3, 2018 and $431 million at January 28, 2017.
The use of different assumptions, estimates or judgments in our intangible asset impairment testing process, such as the estimated future cash flows of assets and the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of an asset, and therefore, impact the related impairment charge. At the 2017 annual impairment test date, the above-noted conclusion that no indication of intangible asset impairment existed at the test date for the Kenmore and DieHard trade names would have changed had the test been conducted assuming: (1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our assets to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our intangibles); (2) a 100 basis point decrease in the terminal period growth rate; (3) a 10% decrease in the revenue growth rate for fiscal year 2018; or (4) a 10 basis point decrease in the royalty rate applied to the forecasted net sales stream of our assets and would have resulted in a potential impairment of up to $99 million under any combination of those scenarios. Also, the above-noted impairment related to the Sears trade name would have changed under any combination of those scenarios and would have resulted in potential incremental impairment of up to $102 million.
We believe the impairment charges of $72 million, $381 million and $180 million in 2017, 2016 and 2015, respectively, are appropriate based on the judgments and estimates used in our analysis. We do not believe that the other indefinite-lived intangible balances are impaired at the end of the year because the fair values are in excess of the carrying values based on our analysis. However, further indefinite-lived intangible impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry, deterioration in our performance or our future projections, if actual results are not consistent with our estimates and assumptions used in the analysis, or changes in our plans for one or more indefinite-lived intangible assets. We will continue to monitor for such changes in facts or circumstances, which may be indicators of potential impairment triggers, and may result in impairment charges in the future, which could be material to our results of operations.
Impairment of Long-Lived Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including property and equipment and definite-lived intangible assets, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Our accounting policies related to long-lived asset impairment assessments are further described in Note 1 of Notes to Consolidated Financial Statements. As a result of this impairment testing, the

Company recorded impairment charges of $70 million, $46 million and $94 million during 2017, 2016 and 2015, respectively. Our impairment testing includes uncertainty because it requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional impairment charges in the future, which could be material to our results of operations.
New Accounting Pronouncements
See Note 1 of Notes to Consolidated Financial Statements for information regarding new accounting pronouncements.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements made in this Annual Report on Form 10-K and in other public announcements by us contain forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements preceded or followed by, or that otherwise include, the words "believes," "expects," "anticipates," "intends," "estimates," "plans," "forecast," "is likely to" and similar expressions or future or conditional verbs such as "will," "may" and "could" are generally forward-looking in nature and not historical facts. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties, many of which are beyond the Company's control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Actual results may differ materially from those set forth in the forward-looking statements.
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to offer merchandise and services that meet our customers and members' needs; our ability to successfully implement our integrated retail strategy to transform our business; our ability to successfully manage our inventory levels; initiatives to improve our liquidity through inventory management and other actions; our substantial level of indebtedness and related debt service obligations and restrictions imposed by covenants in our debt agreements, vendors' lack of willingness to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; possible limits on our access to our domestic credit facility, which is subject to a borrowing base limitation and a springing fixed charge coverage ratio covenant, capital markets and other financing sources, including additional second lien financings, with respect to which we do not have commitments from lenders; our ability to successfully achieve our plans to generate liquidity through potential transactions or otherwise; our ability to achieve cost savings initiatives; our failure to implement and execute an effective advertising and marketing strategy; potential liabilities in connection with the separations of Sears Hometown and Outlet Stores and Lands' End and disposition of a portion of our ownership interest in Sears Canada or other transactions; failure to realize the anticipated benefits from the Craftsman Sale; payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations; the impact of seasonal buying patterns, including seasonal fluctuations due to weather conditions, which are difficult to forecast with certainty; fluctuations in our sales due to changes in customers’ spending patterns and prevailing economic conditions; risks and uncertainties related to the Seritage transaction and the amendment and extension of our credit facility, such as the impact of the evaluation of any such transaction on our other businesses; our dependence on sources outside the United States for significant amounts of our merchandise; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business and the transfer of significant internal historical knowledge to such parties; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; the substantial influence exerted over the Company by affiliates of our Chairman and Chief Executive Officer, whose interests may diverge from other stockholders' interests; our ability to protect or preserve the image of our brands and our intellectual property; the outcome of pending and/or future legal proceedings; our failure to comply with federal, state, local and international laws, or changes in these laws; and the timing, amount and other risks related to required pension plan funding.

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
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At February 3, 2018, 42% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at February 3, 2018, which totaled approximately $1.8 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $18 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Item 8. Financial Statements and Supplementary Data

SEARS HOLDINGS CORPORATION
Consolidated Statements of Operations

dollars in millions, except per share data	2017	2016	2015
REVENUES
Merchandise sales	$13,409	$18,236	$20,936
Services and other(1)(2)	3,293	3,902	4,210
Total revenues	16,702	22,138	25,146
COSTS AND EXPENSES
Cost of sales, buying and occupancy - merchandise sales(3)	11,349	15,184	16,817
Cost of sales and occupancy - services and other(1)	1,826	2,268	2,519
Total cost of sales, buying and occupancy	13,175	17,452	19,336
Selling and administrative	5,131	6,109	6,857
Depreciation and amortization	332	375	422
Impairment charges	142	427	274
Gain on sales of assets	(1,648)	(247)	(743)
Total costs and expenses	17,132	24,116	26,146
Operating loss	(430)	(1,978)	(1,000)
Interest expense	(539)	(404)	(323)
Interest and investment loss	(12)	(26)	(62)
Other income	—	13	—
Loss before income taxes	(981)	(2,395)	(1,385)
Income tax benefit	598	174	257
Net loss	(383)	(2,221)	(1,128)
Income attributable to noncontrolling interests	—	—	(1)
NET LOSS ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS	$(383)	$(2,221)	$(1,129)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS’ SHAREHOLDERS
Basic loss per share	$(3.57)	$(20.78)	$(10.59)
Diluted loss per share	$(3.57)	$(20.78)	$(10.59)
Basic weighted average common shares outstanding	107.4	106.9	106.6
Diluted weighted average common shares outstanding	107.4	106.9	106.6

(1)
Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $918 million, $1.1 billion and $1.3 billion in 2017, 2016 and 2015, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

(2) Includes revenue from Lands' End, Inc. ("Lands' End") for retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way program and corporate shared services of $47 million, $52 million and $59 million in 2017, 2016 and 2015, respectively.
(3) Includes rent expense (consisting of straight-line rent expense offset by amortization of a deferred gain on sale-leaseback) of $70 million, $83 million and $49 million in 2017, 2016, and 2015, respectively, and installment expenses of $43 million, $64 million and $40 million in 2017, 2016 and 2015, respectively, pursuant to the master lease with Seritage Growth Properties ("Seritage").

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

millions	2017	2016	2015
Net loss	$(383)	$(2,221)	$(1,128)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	478	366	113
Currency translation adjustments, net of tax	2	—	(1)
Dissolution of noncontrolling interest	—	(7)	—
Total other comprehensive income	480	359	112
Comprehensive income (loss)	97	(1,862)	(1,016)
Comprehensive (income) loss attributable to noncontrolling interests	—	7	(1)
Comprehensive income (loss) attributable to Holdings' shareholders	$97	$(1,855)	$(1,017)

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Balance Sheets

millions	February 3, 2018	January 28, 2017
ASSETS
Current assets
Cash and cash equivalents	$182	$286
Restricted cash	154	—
Accounts receivable(1)	343	466
Merchandise inventories	2,798	3,959
Prepaid expenses and other current assets(2)	335	285
Total current assets	3,812	4,996

Property and equipment
Land	659	770
Buildings and improvements	2,432	2,954
Furniture, fixtures and equipment	868	1,133
Capital leases	151	224
Gross property and equipment	4,110	5,081
Less accumulated depreciation and amortization	(2,381)	(2,841)
Total property and equipment, net	1,729	2,240
Goodwill	269	269
Trade names and other intangible assets	1,168	1,521
Other assets	284	336
TOTAL ASSETS	$7,262	$9,362

LIABILITIES
Current liabilities
Short-term borrowings(3)	$915	$—
Current portion of long-term debt and capitalized lease obligations(4)	968	590
Merchandise payables	576	1,048
Other current liabilities(5)	1,568	1,956
Unearned revenues	641	748
Other taxes	247	339
Total current liabilities	4,915	4,681
Long-term debt and capitalized lease obligations(6)	2,249	3,573
Pension and postretirement benefits	1,619	1,750
Deferred gain on sale-leaseback	362	563
Sale-leaseback financing obligation	247	235
Other long-term liabilities	1,467	1,641
Long-term deferred tax liabilities	126	743
Total Liabilities	10,985	13,186
Commitments and contingencies
DEFICIT
Sears Holdings Corporation deficit
Preferred stock, 20 shares authorized; no shares outstanding	—	—
Common stock $0.01 par value; 500 shares authorized; 108 and 107 shares outstanding, respectively	1	1
Treasury stock—at cost	(5,820)	(5,891)
Capital in excess of par value	9,063	9,130
Retained deficit	(5,895)	(5,512)
Accumulated other comprehensive loss	(1,072)	(1,552)
Total Deficit	(3,723)	(3,824)
TOTAL LIABILITIES AND DEFICIT	$7,262	$9,362

(1)
Includes $28 million and $81 million at February 3, 2018 and January 28, 2017, respectively, of net amounts receivable from SHO, $1 million and $14 million of amounts receivable from Seritage at February 3, 2018 and January 28, 2017, respectively, and $1 million of net amounts receivable from Lands' End at February 3, 2018.

(2)	Includes $6 million of prepaid rent to Seritage at February 3, 2018.
(3) Includes balances held by related parties of $645 million at February 3, 2018 related to our Line of Credit Loans and Incremental Loans (each as defined in Note 3). See Notes 3 and 15 for further information.
(4) Includes balances held by related parties of $146 million and $216 million at February 3, 2018 and January 28, 2017, respectively, related to our 2016 Secured Loan Facility for both periods and also related to our Senior Secured Notes at February 3, 2018. See Note 3 for defined terms.
(5) Includes $1 million of net amounts payable to Lands' End and $11 million of amounts payable to Seritage at January 28, 2017.
(6) Includes balances held by related parties of $1.5 billion and $1.7 billion at February 3, 2018 and January 28, 2017, respectively, related to our Subsidiary Notes, Senior Unsecured Notes, Second Lien Term Loan, 2016 Term Loan and 2017 Secured Loan Facility for both periods and also related to our Term Loan Facility at February 3, 2018 and our Senior Secured Notes at January 28, 2017. See Note 3 for defined terms and Notes 3 and 15 for further information.
See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Cash Flows

millions	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(383)	$(2,221)	$(1,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax valuation allowance	(1,395)	836	217
Tax benefit resulting from Other Comprehensive Income allocation	—	(71)	—
Depreciation and amortization	332	375	422
Impairment charges	142	427	274
Gain on sales of assets	(1,648)	(247)	(743)
Pension and postretirement plan contributions	(312)	(334)	(311)
Pension plan settlements	479	—	—
Mark-to-market adjustments of financial instruments	17	15	66
Amortization of deferred gain on sale-leaseback	(78)	(88)	(52)
Amortization of debt issuance costs and accretion of debt discount	124	81	60
Other	(36)	—	—
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	778	(987)	(519)
Merchandise inventories	1,144	1,213	(229)
Merchandise payables	(472)	(526)	(47)
Income and other taxes	(108)	80	(95)
Other operating assets	51	(52)	54
Other operating liabilities	(477)	118	(136)
Net cash used in operating activities	(1,842)	(1,381)	(2,167)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments(1)	1,109	386	2,730
Proceeds from Craftsman Sale	572	—	—
Proceeds from sales of receivables(2)	293	—	—
Purchases of property and equipment	(80)	(142)	(211)
Net cash provided by investing activities	1,894	244	2,519

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances(3)	1,020	2,028	—
Repayments of debt(4)	(1,356)	(66)	(1,405)
Increase (decrease) in short-term borrowings, primarily 90 days or less	271	(797)	583
Proceeds from sale-leaseback financing(1)	106	71	508
Debt issuance costs(5)	(43)	(51)	(50)
Net cash provided by (used in) financing activities	(2)	1,185	(364)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	50	48	(12)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF YEAR	286	238	250
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF YEAR	$336	$286	$238

SUPPLEMENTAL INFORMATION:
Capital lease obligation incurred	$—	$25	$6
Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$37	$23	$45
Cash interest paid(6)	412	275	252
Unpaid liability to acquire equipment and software	10	18	27
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
(2) Proceeds in 2017 include $63 million from JPP, LLC and JPP II, LLC, entities affiliated with ESL (as defined in Note 1), for the sale of receivables.
(3) Proceeds in 2017 and 2016, respectively, include amounts from related parties of $876 million in connection with the Term Loan Facility, Line of Credit Loans and Incremental Loans and $1.3 billion received from the 2017 Secured Loan Facility, 2016 Secured Loan Facility, 2016 Term Loan and Second Lien Term Loan. See Notes 3 and 15 for further information and defined terms.
(4) Repayments in 2017 and 2015, respectively, include $345 million to related parties in connection with the 2017 Secured Loan Facility, 2016 Secured Loan Facility, Incremental Loans, 2016 Term Loan and Line of Credit Loans and $400 million of the Secured Short-Term Loan with related parties and $482 million of Senior Secured Notes tendered by related parties, respectively. See Notes 3 and 15 for further information and defined terms.
(5) Includes one-time extension fees equal to $5 million to JPP, LLC and JPP II, LLC, entities affiliated with ESL during 2017. See Note 3 for further information.
(6) Cash interest paid includes $180 million, $94 million and $83 million interest paid to related parties related to our borrowings in 2017, 2016 and 2015, respectively. See Notes 3 and 15 for further information.

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Consolidated Statements of Deficit

	Deficit Attributable to Holdings’ Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 31, 2015	107	$1	$(5,949)	$9,189	$(2,162)	$(2,030)	$6	$(945)
Comprehensive loss
Net loss	—	—	—	—	(1,129)	—	1	(1,128)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	113	—	113
Currency translation adjustments, net of tax	—	—	—	—	—	(1)	—	(1)
Total Comprehensive Loss								(1,016)
Stock awards	—	—	16	(16)	—	—	—	—
Associate stock purchase	—	—	5	—	—	—	—	5
Balance at January 30, 2016	107	$1	$(5,928)	$9,173	$(3,291)	$(1,918)	$7	$(1,956)
Comprehensive loss
Net loss	—	—	—	—	(2,221)	—	—	(2,221)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	366	—	366
Dissolution of noncontrolling interest	—	—	—	—	—	—	(7)	(7)
Total Comprehensive Loss								(1,862)
Stock awards	—	—	29	(30)	—	—	—	(1)
Reclassification of warrants	—	—	—	(13)	—	—	—	(13)
Associate stock purchase	—	—	8	—	—	—	—	8
Balance at January 28, 2017	107	$1	$(5,891)	$9,130	$(5,512)	$(1,552)	$—	$(3,824)
Comprehensive income
Net loss	—	—	—	—	(383)	—	—	(383)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	478	—	478
Currency translation adjustments, net of tax	—	—	—	—	—	2	—	2
Total Comprehensive Income								97
Stock awards	1	—	63	(67)	—	—	—	(4)
Associate stock purchase	—	—	8	—	—	—	—	8
Balance at February 3, 2018	108	$1	$(5,820)	$9,063	$(5,895)	$(1,072)	$—	$(3,723)

See accompanying Notes to Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations, Consolidation and Basis of Presentation
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 1,002 full-line and specialty retail stores in the United States, operating through Kmart and Sears. We operate in two reportable segments: Kmart and Sears Domestic.
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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31 each year. Fiscal year 2017 consisted of 53 weeks. Fiscal years 2016 and 2015 consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.
Pension Benefit Guaranty Corporation Agreement
On March 18, 2016, we entered into a five-year pension plan protection and forbearance agreement (the "PPPFA") with the Pension Benefit Guaranty Corporation ("PBGC"), pursuant to which the Company has agreed to continue to protect, or "ring-fence," pursuant to customary covenants, the assets of certain special purpose subsidiaries (the "Relevant Subsidiaries") holding real estate and/or intellectual property assets. Also under the agreement, the Relevant Subsidiaries granted the PBGC a springing lien on the ring-fenced assets, which lien will be triggered only by (a) failure to make required contributions to the Company's pension plans (the "Plans"), (b) prohibited transfers of ownership interests in the Relevant Subsidiaries, (c) termination events with respect to the Plans, or (d) bankruptcy events with respect to the Company or certain of its material subsidiaries. In November 2017, the Company announced an amendment to the PPPFA which is further described below and in Note 7. Under the PPPFA, the PBGC has agreed to forbear from initiating an involuntary termination of the Plans, except upon the occurrence of specified conditions, one of which is based on the aggregate market value of the Company's issued and outstanding stock. As of the date of this report, the Company's stock price is such that the PBGC would be permitted to cease forbearance. The PBGC has been given notice in accordance with the terms of the PPPFA and has not communicated any intention to cease its forbearance. In November 2017, we entered into an amendment to the PPPFA which provided for the release of 138 of our properties from a ring-fence arrangement, which is further described below and in Note 7. In March 2018, we closed on the $200 million Secured Loan and the $240 million Mezzanine Loan, both as defined in Note 3, in connection with the release of 138 properties from the ring-fence arrangement with the PBGC.
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
The Company received an initial upfront payment of $525 million, subject to closing costs and an adjustment for working capital changes, at closing. In addition, Stanley Black & Decker will pay a further $250 million in cash

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

in three years (the "Craftsman Receivable") and Holdings will receive payments of between 2.5% and 3.5% on new Stanley Black & Decker sales of Craftsman products made during the 15 year period following the closing. In connection with the Craftsman Sale, we recognized a gain in our Kmart segment of $492 million within gain on sales of assets in the Consolidated Statements of Operations during 2017, and initially established a receivable of $234 million for the net present value of the Craftsman Receivable. During the 13 weeks ended July 29, 2017, we sold the Craftsman Receivable to a third-party purchaser.
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
Uses and Sources of Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayments and pension plan contributions. The Company has taken a number of actions to support its ongoing transformation efforts, while continuing to support its operations and meet its obligations in light of the incurred losses and negative cash flows experienced over the past several years. These actions included:

•
The completion of various secured and unsecured financing transactions, the extension of the maturity of certain of our indebtedness, and the amendment to other terms of certain of our indebtedness to increase our overall financial flexibility, including:

◦	a $750 million Senior Secured Term Loan (the "2016 Term Loan") under its domestic credit facility maturing in July 2020;

◦
a $500 million real estate loan facility in April 2016 (the "2016 Secured Loan Facility"), initially maturing in July 2017, initially extended to January 2018, subsequently extended to April 2018, and then further extended to July 2018, subject to the payment of an extension fee;

◦	an additional $500 million real estate loan facility in January 2017 (the "2017 Secured Loan Facility"), maturing in July 2020;

◦	a Second Lien Credit Agreement in September 2016, pursuant to which the Company borrowed $300 million under a term loan (the "Second Lien Term Loan"), maturing in July 2020;

◦
an amendment in July 2017 to the Second Lien Credit Agreement to provide for the creation of a $500 million uncommitted second-lien line of credit loan facility under which the Company may borrow line of credit loans (the "Line of Credit Loans"), and a subsequent amendment to that facility to extend the maximum duration of the Line of Credit Loans from 180 days to 270 days and permit total borrowings of up to $600 million;

◦
a Letter of Credit and Reimbursement Agreement in December 2016, originally providing for up to a $500 million secured standby letter of credit facility (the "LC Facility") from certain affiliates of ESL Investments, Inc. ("ESL");

◦
a $200 million real estate loan facility (the "Incremental Loans") in October 2017, with the Incremental Loans maturing in April 2018, with the option to extend to July 2018, subject to the extension of the 2016 Secured Loan Facility;

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

◦
the extension of the maturity date of the initial $1.0 billion term loan (the "Term Loan") under our Amended Domestic Credit Agreement from June 2018 to January 2019 (with a right of the borrowers thereunder to further extend such maturity, subject to the satisfaction of certain conditions, to July 2019);

◦
amendments to our Amended Domestic Credit Agreement and certain other indebtedness which reduced the aggregate revolver commitments from $1.971 billion to $1.5 billion, but also implemented other modifications to covenants and reserves against the domestic credit facility borrowing base that improved net liquidity, and increased the maximum permissible short-term borrowings of the Company from $750 million to $1.25 billion;

◦
a Term Loan Credit Agreement in January 2018 providing for a secured term loan facility (the "Term Loan Facility"), secured by substantially all of the unencumbered intellectual property of the Company and its subsidiaries, other than intellectual property relating to the Kenmore and DieHard brands, as well as by certain real property interests, in each case subject to certain exclusions. An aggregate principal amount of $250 million was borrowed with the ability to borrow an additional $50 million against the same collateral;

◦
an amendment to the indenture governing our 6 5/8% Senior Secured Notes due 2018 to increase the maximum permissible borrowings secured by inventory to 75% of book value of such inventory from 65% and defer the collateral coverage test for purposes of the repurchase offer covenant in the indenture to restart it with the second quarter of 2018 (such that no collateral coverage event can occur until the end of the third quarter of 2018);

◦
an amendment to the PPPFA with the PBGC providing for the release of 138 of our properties from a ring-fence arrangement created under our five-year PPPFA in exchange for the payment of approximately $407 million into the Sears pension plans. This agreement provides the Company with financial flexibility through the ability to monetize properties, and, in addition, provides funding relief from contributions to the pension plans for the next two years; and

◦	various commercial paper issuances to meet short-term liquidity needs, with the maximum amount outstanding during fiscal 2017 of $160 million.

•
Achievement of $1.25 billion in annualized cost savings in 2017 as part of the restructuring program announced earlier this year. Actions taken to realize the annualized cost savings have included simplification of the organizational structure of Holdings, streamlining of operations, reducing unprofitable categories and the closure of under-performing stores. In 2017, we closed approximately 435 stores, and an additional 103 stores previously announced for closure are expected to be closed by the end of the first quarter of 2018. As a result of these actions, the Company has begun to see improvement in the operations in fiscal 2017, as the restructuring program actions, including the closing of unprofitable stores, have begun to take effect.

•	The sale of the Craftsman brand to Stanley Black & Decker for consideration consisting of cash payments and a royalty.

•	Sales of properties and investments for proceeds of $1.1 billion and $386 million in 2017 and 2016, respectively.
On March 8, 2018, the Company secured an additional $100 million incremental real estate loan (the "Second Incremental Loan"), pursuant to an amendment to the Second Amended and Restated Loan Agreement, dated as of October 18, 2017, with JPP, LLC and JPP II, LLC, entities affiliated with ESL Investments, Inc. The Second Incremental Loan is secured by the same real estate properties as the 2017 Secured Loan Facility, and certain properties under the previous Incremental Loans outstanding, and matures in July 2020. The Company used the proceeds from the Incremental Loan for general corporate purposes.
In March 2018, the Company also closed on the $200 million Secured Loan and the $240 million Mezzanine Loan, both as defined in Note 3, in connection with the release of 138 of our properties from the ring-fence arrangement with the PBGC as described above. The properties, which have an aggregate appraised value of nearly $980 million, serve as collateral for the Secured Loan, and the Mezzanine Loan is secured by pledge of the equity interests in the direct parent company of the entities that own such properties. The Company contributed approximately $282 million of the proceeds of such loans to our pension plans, and deposited $125 million into an escrow for the benefit of our pension plans. The Mezzanine Loan Agreement, as defined in Note 3, contains an uncommitted accordion feature pursuant to which we may incur additional loans of not more than $200 million in

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

aggregate, subject to certain conditions, including that such additional loans not exceed an amount equal to the principal amount of the Secured Loan repaid. The Company expects to pay down the Secured Loan over the next three to six months using proceeds generated from the sale of the underlying properties.
In February 2018, the Company commenced private exchange offers for its outstanding 8% Senior Unsecured Notes Due 2019 and 6 5/8% Senior Secured Notes Due 2018 (the "Exchange Offers"), pursuant to which it offered to (1) issue in exchange for its outstanding 8% Senior Unsecured Notes Due 2019 (the "Old Senior Unsecured Notes") new 8% Senior Unsecured Notes Due 2019, of a like principal amount, convertible into common stock of the Company, with interest on such notes to be payable in kind at the Company's option (the "New Senior Unsecured Notes"), and (2) issue in exchange for its outstanding 6 5/8% Senior Secured Notes Due 2018 (the "Old Senior Secured Notes") new 6 5/8% Senior Secured Notes Due 2019, of a like principal amount, convertible into common stock of the Company, with interest on such notes to be payable in kind at the Company's option (the "New Senior Secured Notes"). The Exchange Offers expired on March 15, 2018. Approximately $214 million aggregate principal amount of the Old Senior Unsecured Notes and approximately $170 million aggregate principal amount of the Old Senior Secured Notes were validly tendered, accepted and canceled in the Exchange Offers, and the Company issued a like principal amount of New Senior Unsecured Notes and New Senior Secured Notes. The New Senior Unsecured Notes and New Senior Secured Notes are optionally convertible by the holders thereof into shares of the Company’s common stock at conversion prices of $8.33 and $5.00, respectively, per share of common stock, and are mandatorily convertible at the Company's option if the volume weighted average trading price of the common stock on the NASDAQ exceeds $10.00 for a prescribed period. In connection with the closing of the Exchange Offers, the Company also obtained the requisite consent of holders of Old Senior Secured Notes to adopt amendments to the indenture governing those notes to eliminate substantially all of the restrictive covenants and certain events of default in the indenture, and make the liens securing senior second lien obligations, including the new Senior Secured Notes and the Second Lien Term Loan described below, effectively senior to the liens securing junior second lien obligations, including the Old Senior Secured Notes.
Also in connection with the closing of the Exchange Offers, the Company entered into an amendment to its Second Lien Credit Agreement. The amendment provides the Company with the option to pay interest on its outstanding $300 million principal amount Second Lien Term Loan in kind, and also provides that the Company's obligation under the Second Lien Term Loan is convertible into common stock of the Company, on the same conversion terms as the New Senior Secured Notes. Also in connection with the closing of the Exchange Offers, the Company’s subsidiary, Sears Roebuck Acceptance Corp. ("SRAC"), consummated a private exchange with certain third parties of approximately $100 million in principal amount of senior unsecured notes issued by SRAC maturing between 2027 and 2043 and bearing interest at rates between 6.50% and 7.50% per annum, pursuant to which SRAC issued a like principal amount of new unsecured notes (the "SRAC Exchange Notes"). The SRAC Exchange Notes mature in March 2028 and bear interest at a rate of 7.0% per annum, and provide the Company with the option to pay such interest in kind at an interest rate of 12.0% per annum. The SRAC Exchange Notes are also guaranteed by the same subsidiaries of the Company that guarantee the New Senior Secured Notes.
On March 21, 2018, we obtained a $125 million FILO term loan (the "FILO Loan") from JPP, LLC and JPP II, LLC, entities affiliated with ESL, and Benefit Street 2018 LLC, an entity affiliated with Thomas J. Tisch, under our Amended Domestic Credit Agreement. The Company received approximately $122 million in net proceeds from the FILO Loan, which proceeds were using to reduce outstanding borrowings under our revolving credit facility. The FILO Loan has a maturity date of July 20, 2020, which is the same maturity date as the Company's revolving credit facility commitments, and does not amortize.
In addition to pursuing several transactions to adjust our capital structure in order to enhance our liquidity and financial position, the Company is also taking incremental actions to further streamline operations to drive profitability, including cost reductions of $200 million on an annualized basis in 2018 unrelated to store closures.
In addition to the actions taken above, the Company has other resources available to support its operations. Our domestic credit facility permits us up to $2.0 billion of second lien loan capacity (of which $1.1 billion was utilized at February 3, 2018) outside the credit agreement, all depending on the applicable and available borrowing base as defined in our applicable debt agreements, as well as our ability to secure commitments from lenders. We also have the ability to obtain longer-term secured financing maturing outside of the domestic credit facility maturity date which would not be subject to borrowing base limitations (see Note 3 of Notes to Consolidated Financial Statements). Other options available to us, which we will evaluate and execute as appropriate, include refinancing

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

existing debt, borrowing against facilities in place with availability and additional real estate loans against unencumbered properties, which we have successfully executed in the past.
We also continue to explore ways to unlock value across a range of assets, including entering into or renegotiating commercial arrangements, and exploring ways to maximize the value of our Home Services, Innovel and Sears Auto Centers businesses, as well as our Kenmore and DieHard brands, through partnerships, sales or other means of externalization that could expand distribution of our brands and service offerings to realize significant growth. We expect to continue to right-size, redeploy and highlight the value of our assets, including monetizing our real estate portfolio and exploring potential asset sales, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company.
We expect to continue to face a challenging competitive environment. While we continue to focus on our overall profitability, including managing expenses, we reported a loss in 2017, and were required to fund cash used in operating activities with cash from investing and financing activities. If we continue to experience operating losses, and we are not able to generate additional liquidity through the actions described below or through some combination of other actions, including real estate or other asset sales, while not expected, then our liquidity needs may exceed availability under our Amended Domestic Credit Agreement, our second lien line of credit loan facility and our other existing facilities, and we might need to secure additional sources of funds, which may or may not be available to us. A failure to secure such additional funds could cause us to be in default under the Amended Domestic Credit Agreement. Moreover, if the borrowing base (as calculated pursuant to our outstanding second lien debt) falls below the principal amount of such second lien debt plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for such debt on the last day of any two consecutive quarters, it could trigger an obligation to repurchase our New Senior Secured Notes in an amount equal to such deficiency. As of February 3, 2018, we are in a deferral period of the collateral coverage test and the calculation restarts in the second quarter of 2018 (such that no collateral coverage event can occur until the end of the third quarter of 2018). Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business.
We believe the following actions, some of which we expect, subject to our governance processes, to include related party participation and funding, are probable of occurring and will be sufficient to satisfy our liquidity needs for the next twelve months from the issuance of the financial statements:

•	Sales of the properties securing the $200 million Secured Loan to fund the repayment of such Secured Loan;

•	Additional borrowings under the Mezzanine Loan Agreement and the Term Loan Facility;

•	Renegotiation of certain commercial arrangements;

•	Monetization of the Kenmore brand;

•
Extension of maturities beyond March 2019 of Line of Credit Loans under the Second Lien Credit Agreement, the 2016 Secured Loan Facility, the Incremental Secured Loan Facility, and the LC Facility and the Term Loan under the Amended Domestic Credit Agreement;

•	Additional borrowings secured by real estate assets or borrowings under the short-term basket; and

•	Further restructurings to help manage expenses and improve profitability.
The PPPFA contains certain limitations on our ability to sell assets, which could impact our ability to complete asset sale transactions or our ability to use proceeds from those transactions to fund our operations. Therefore, the analysis of liquidity needs includes consideration of the applicable restrictions under the PPPFA. We expect that the actions outlined above will further enhance our liquidity and financial flexibility and we expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. The Company classifies cash balances that are legally restricted pursuant to contractual arrangements as restricted cash. The restricted cash balance relates to amounts deposited into an escrow for the benefit of our pension plans. We also include deposits in-transit from banks for payments related to third-party credit card and debit card transactions within cash equivalents. The deposits in-transit balances included within cash equivalents were $65 million and $87 million at February 3, 2018 and January 28, 2017, respectively.

We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash and cash equivalents when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit included in other current liabilities were $74 million and $29 million at February 3, 2018 and January 28, 2017, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows at February 3, 2018 and January 28, 2017, respectively.

millions	February 3, 2018	January 28, 2017
Cash and equivalents	$113	$196
Cash posted as collateral	4	3
Credit card deposits in transit	65	87
Total cash and cash equivalents	182	286
Restricted cash	154	—
Total cash balances	$336	$286
Allowance for Doubtful Accounts
We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis. Allowances for doubtful accounts on accounts receivable balances were $35 million and $37 million at February 3, 2018 and January 28, 2017, respectively. Our accounts receivable balance on our Consolidated Balance Sheet is presented net of our allowance for doubtful accounts and is comprised of various vendor-related and customer-related accounts receivable, including receivables related to our pharmacy operations.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Management believes that the RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.
Approximately 58% of consolidated merchandise inventories are valued using LIFO. To estimate the effects of inflation on inventories, we utilize external price indices determined by an outside source, the Bureau of Labor Statistics. If the FIFO method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $31 million higher at February 3, 2018 and $33 million higher at January 28, 2017. During 2017 and 2016, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a decrease in cost of sales of approximately $6 million and $12 million in 2017 and 2016, respectively.
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
Depreciation expense, which includes depreciation on assets under capital leases, is recorded over the estimated useful lives of the respective assets using the straight-line method for financial statement purposes, and accelerated methods for tax purposes. The range of lives are generally 20 to 50 years for buildings, 3 to 10 years for furniture, fixtures and equipment, and 3 to 5 years for computer systems and computer equipment. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense included within depreciation and amortization expense reported in the Consolidated Statements of Operations was $328 million, $370 million and $415 million for the years ended February 3, 2018, January 28, 2017 and January 30, 2016, respectively.
Primarily as a result of store closing actions, certain property and equipment are considered held for sale. The value of assets held for sale was $70 million and $96 million at February 3, 2018 and January 28, 2017, respectively. These assets were included in prepaid expenses and other current assets in the Consolidated Balance Sheets at February 3, 2018 and January 28, 2017 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell. We expect to sell the properties within a year and we continually remarket them. The majority of assets held for sale are held within the Sears Domestic segment.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

We account for costs associated with location closings in accordance with accounting standards pertaining to accounting for costs associated with exit or disposal activities. As such, we record a liability for costs associated with location closings, which includes employee severance and other liquidation fees when management makes the decision to exit a location. We record a liability for future lease costs (net of estimated sublease income) when we cease to use the location.
Goodwill, Trade Names and Related Impairments
Trade names acquired as part of the Merger account for the majority of our intangible assets recognized in the Consolidated Balance Sheet. The majority of these trade name assets, such as Sears and Kenmore, are expected to generate cash flows indefinitely, do not have estimable or finite useful lives and, therefore, are accounted for as indefinite-lived assets not subject to amortization. Certain intangible assets, including favorable lease rights, have estimable, finite useful lives, which are used as the basis for their amortization. The estimated useful lives of such assets are determined using a number of factors, including the demand for the asset, competition and the level of expenditure required to maintain the cash flows associated with the asset.
Our goodwill results from the Merger. We perform an annual goodwill impairment test at the last day of our November accounting period each year and assess the need to update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of the reporting unit or an indefinite-lived intangible asset below its carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within the reporting unit. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

The cash flows are then discounted to present value by the selected discount rate and compared to the carrying value of the assets.
In our quarterly reports on Form 10-Q filed during 2017, the Company disclosed that if its results continued to decline it could result in revisions in management's estimates of the fair value of the Company's trade names and may result in impairment charges. As a result of recently announced store closures and the further decline in revenue experienced in the fourth quarter at Sears Domestic, our analysis indicated that the fair value of the Sears trade name was less than its carrying value. Accordingly, we recorded impairment related to the Sears trade name during 2017 of $72 million, which reduced the carrying value to $359 million at February 3, 2018. We also recorded impairment charges of $381 million and $180 million in 2016 and 2015, respectively. See Note 12 for further information.
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
Self-insurance Reserves
We are self-insured for certain costs related to workers' compensation, asbestos, environmental, automobile, warranty, product and general liability claims. We obtain third-party insurance coverage to limit our exposure to certain of these self-insured risks. A portion of these self-insured risks is managed through a wholly-owned insurance subsidiary. Our liability reflected in the Consolidated Balance Sheet, classified within other liabilities (current and long-term), represents an estimate of the ultimate cost of claims incurred at the balance sheet date. In estimating this liability, we utilize loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. The liabilities for self-insured risks are discounted to their net present values using an interest rate which is based upon the expected duration of the liabilities. Expected payments as of February 3, 2018 were as follows:

millions
2018	$148
2019	100
2020	74
2021	54
2022	42
Later years	311
Total undiscounted obligation	729
Less—discount	(83)
Net obligation	$646
Loss Contingencies
Under accounting standards, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, the minimum amount in the estimated range is

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
Advertising Costs
Advertising costs are expensed as incurred, generally the first time the advertising occurs, and amounted to $415 million, $684 million and $850 million for 2017, 2016 and 2015, respectively. These costs are included within selling and administrative expenses in the Consolidated Statements of Operations.

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
Stock-based Compensation
We account for stock-based compensation arrangements in accordance with accounting standards pertaining to share-based payment transactions, which requires us to both recognize as expense the fair value of all stock-based compensation awards (which includes stock options, although there were no options outstanding in 2017) and to classify excess tax benefits associated with share-based compensation deductions as cash from financing activities rather than cash from operating activities. We recognize compensation expense as awards vest on a straight-line basis over the requisite service period of the award.
Earnings Per Common Share
Basic earnings per common share is calculated by dividing net income attributable to Holdings' shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share also includes the dilutive effect of potential common shares, exercise of stock options, warrants and the effect of restricted stock when dilutive.
New Accounting Pronouncements
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We are currently evaluating the effect the update will have on our consolidated financial statements.
Compensation - Retirement Benefits
In March 2017, the FASB issued an accounting standards update which requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in the update must be applied retrospectively. We are currently evaluating the effect the update will have on our consolidated financial statements.
Goodwill
In January 2017, the FASB issued an accounting standards update which simplifies the test for goodwill impairment. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the update in the fourth quarter of 2017. The adoption of the new standard did not have an impact on our consolidated financial statements.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
The Company has completed its evaluation of the standard and will apply the update retrospectively for each period presented, beginning in the first quarter of 2018. Based on our assessment, we determined the adoption will impact the accounting for our Shop Your Way program, revenues from gift cards and merchandise returns. The expense for Shop Your Way points is currently recognized as customers earn them and recorded in cost of sales. The new guidance will require the Company to allocate the transaction price to products and points on a relative standalone selling price basis, deferring the portion of revenue allocated to the points and recognizing a contract liability for unredeemed points. The change in the accounting for the Shop Your Way program will reduce revenue by approximately 2.7% and 2.6% in 2017 and 2016, respectively, but will have no impact to gross margin. The new guidance will also change the timing of recognition of the unredeemed portion of our gift cards, which is currently recognized using the remote method. The new guidance will require application of the proportional method. The Company currently reports revenues from merchandise sales net of estimated returns. The new guidance will require the Company to record both an asset and a liability for anticipated customer returns. These changes will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, with the exception of the Shop Your Way program described above.
NOTE 2—SEARS CANADA
At both February 3, 2018 and January 28, 2017, the Company was the beneficial holder of approximately 12 million, or 12%, of the common shares of Sears Canada. Sears Canada filed for court protection and in July 2017 trading of its common shares was suspended. Accordingly, we recognized other-than-temporary impairment of $12

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

million within interest and investment loss in our Consolidated Statements of Operations during 2017. Our equity method investment in Sears Canada was $17 million at January 28, 2017, and was included within other assets in the Consolidated Balance Sheets. The fair value of our equity method investment in Sears Canada was determined based on quoted market prices for its common stock. Our equity method investment in Sears Canada was valued using Level 1 measurements as defined in Note 5.
NOTE 3—BORROWINGS
Total borrowings outstanding at February 3, 2018 and January 28, 2017 were $4.1 billion and $4.2 billion, respectively. At February 3, 2018, total short-term borrowings were $915 million, consisting of secured borrowings, line of credit loans and incremental loans. At January 28, 2017, we had no short-term borrowings outstanding. The weighted-average annual interest rate paid on short-term borrowings was 8.0% in 2017 and 5.4% in 2016.
Long-term debt was as follows:

ISSUE	February 3, 2018	January 28, 2017
millions
SEARS ROEBUCK ACCEPTANCE CORP.
6.50% to 7.50% Notes, due 2027 to 2043	$284	$327
Term Loan (Credit Facility), $1.0B due 2019	391	963
2016 Term Loan (Credit Facility), $750M due 2020	559	726
Second Lien Term Loan (Credit Facility), $300M due 2020	294	292
SEARS HOLDINGS CORP.
8% Secured Loan Facility, due 2018	251	494
6.625% Senior Secured Notes, due 2018	303	303
8% Senior Unsecured Notes, due 2019	483	428
8% Secured Loan Facility, due 2020	374	485
Term Loan Facility (Credit Facility), $300M due 2020	206	—
CAPITALIZED LEASE OBLIGATIONS	72	145
Total long-term borrowings	3,217	4,163
Current maturities	(968)	(590)
Long-term debt and capitalized lease obligations	$2,249	$3,573
Weighted-average annual interest rate on long-term debt	7.6%	7.2%
The fair value of long-term debt, excluding capitalized lease obligations, was $2.8 billion at February 3, 2018 and $4.0 billion at January 28, 2017. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 5.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

At February 3, 2018, long-term debt maturities for the next five years and thereafter were as follows:

millions
2018	$979
2019	637
2020	1,471
2021	3
2022	3
Thereafter	312
Total maturities	3,405
Unamortized debt discount	(152)
Unamortized debt issuance costs	(36)
Long-term debt, net of discount & debt issuance costs	$3,217
Interest
Interest expense for years 2017, 2016 and 2015 was as follows:

millions	2017	2016	2015
COMPONENTS OF INTEREST EXPENSE
Interest expense (1)	$377	$288	$223
Amortization of debt issuance costs	58	31	25
Accretion of debt discount	66	50	35
Accretion of self-insurance obligations at net present value	19	16	19
Accretion of lease obligations at net present value	19	19	21
Interest expense	$539	$404	$323
(1) Includes paid-in-kind interest of $1 million for 2017.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At both February 3, 2018 and January 28, 2017, we had no commercial paper borrowings outstanding.
Secured Short-Term Loan
On September 15, 2014, the Company, through Sears, Sears Development Co. and Kmart Corporation ("Short-Term Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into a $400 million secured short-term loan (the "Short-Term Loan'") with JPP II, LLC and JPP, LLC (collectively, the "Lenders"), entities affiliated with ESL. Proceeds of the Short-Term Loan were used for general corporate purposes.
The Short-Term Loan was originally scheduled to mature on December 31, 2014, and was subsequently amended and extended. We repaid the Short-Term Loan during 2015, resulting in no balance outstanding at February 3, 2018 or January 28, 2017.
Letter of Credit Facility
On December 28, 2016, the Company, through Sears Roebuck Acceptance Corp. ("SRAC") and Kmart Corporation (together with SRAC, the "Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into the Letter of Credit and Reimbursement Agreement (the "LC Facility") providing for a $500 million secured standby letter of credit facility (of which $271 million was committed at February 3, 2018) from the Lenders, with Citibank, N.A., serving as administrative agent and issuing bank (the "Issuing Bank").

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

In August 2017, the Company executed amendments to the LC Facility. The amendments, among other things, extended the maturity to December 28, 2018, eliminated the unused portion of the facility and released the real estate collateral that secured the original LC Facility. The amended LC Facility also permits the Lenders to syndicate all or a portion of their commitments under the facility to other lenders, of which $138 million has been syndicated to unaffiliated third party lenders as of February 3, 2018.
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
The LC Facility includes certain representations and warranties, affirmative and negative covenants and other undertakings, which are subject to important qualifications and limitations set forth in the LC Facility. The LC Facility also contains certain events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If an event of default occurs, the Lenders may terminate all or any portion of the commitments under the LC Facility, require the Borrowers to cash collateralize the LC Facility and/or exercise any rights they might have under any of the related facility documents (including against the collateral), subject to certain limitations. At February 3, 2018 and January 28, 2017, respectively, we had $271 million and $200 million of letters of credit outstanding under the LC Facility.
Secured Loan and Mezzanine Loan
On March 14, 2018, the Company, through SRC O.P. LLC, SRC Facilities LLC and SRC Real Estate (TX), LLC (collectively, the "Secured Loan Borrowers"), entities wholly-owned and controlled indirectly by the Company, entered into a Credit Agreement (the "Credit Agreement") with the lenders party thereto (collectively, the "Secured Lenders"). The Credit Agreement provides for a $200 million term loan (the "Secured Loan") that is secured by the Secured Loan Borrowers' interests in 138 real properties that were released from a ring-fence arrangement with the PBGC. The Secured Loan matures on December 14, 2018. The Company used the proceeds of the Secured Loan to make a contribution to the Company's pension plans and for general corporate purposes.
Also on March 14, 2018, the Company, through SRC Sparrow 2 LLC (the "Mezzanine Loan Borrower"), an entity wholly-owned and controlled indirectly by the Company, entered into a Mezzanine Loan Agreement (the "Mezzanine Loan Agreement") with the Lenders, entities affiliated with ESL. The Mezzanine Loan Agreement provides for a $240 million term loan (the "Mezzanine Loan") that is secured by a pledge of the equity interests in SRC O.P. LLC, the direct parent company of the entities that own the 138 real properties that secure the obligations of the Secured Loan Borrowers under the Credit Agreement. The Mezzanine Loan matures on July 20, 2020. The Company used the proceeds of the Mezzanine Loan to make a contribution to the Company’s pension plans.
The Mezzanine Loan Agreement contains an uncommitted accordion feature pursuant to which the Mezzanine Loan Borrower may incur additional loans ("Additional Mezzanine Loans") of not more than $200 million in aggregate, subject to certain conditions set forth in the Mezzanine Loan Agreement and the Credit Agreement,

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

including that the Additional Mezzanine Loans shall not exceed an amount equal to the principal amount of the Secured Loan repaid by the Secured Loan Borrowers.
The Secured Loan and the Mezzanine Loan are both guaranteed by the Company and certain of its subsidiaries. The Secured Loan bears interest at an annual interest rate of LIBOR plus 6.5% for the first three months the Secured Loan is outstanding, LIBOR plus 7.5% for the fourth through the sixth month the Secured Loan is outstanding and LIBOR plus 8.5% for the seventh through the ninth month the Secured Loan is outstanding. Accrued interest is payable monthly during the term of the Secured Loan. The Mezzanine Loan bears interest at an annual interest rate of LIBOR plus 11.0%, with accrued interest payable monthly during the term of the Mezzanine Loan. The Company paid an upfront commitment fee of 1.5% of the principal amount of the Secured Loan, and paid an arrangement fee. The Mezzanine Borrowers paid an upfront commitment fee equal to 1.8% of the principal amount of the Mezzanine Loan.
To the extent permitted under other debt of the Company or its affiliates, the Secured Loan and the Mezzanine Loan may be prepaid at any time in whole or in part, without penalty or premium. The Secured Loan Borrowers are required to apply the net proceeds of the sale of any real property collateral for the Secured Loan to repay the Secured Loan. Following repayment in full of the Secured Loan, the Mezzanine Loan Borrower is required to apply the net proceeds of the sale of any real property that served as collateral for the Secured Loan to repay the Mezzanine Loan.
The Credit Agreement and the Mezzanine Loan Agreement include certain representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral. The Credit Agreement and the Mezzanine Loan Agreement have certain events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there is an event of default, the Secured Loan Lenders and the Mezzanine Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have (including against the collateral), and require the Secured Loan Borrowers or Mezzanine Loan Borrower to pay a default interest rate of 2.0% in excess of the base interest rate.
Term Loan Facility
On January 4, 2018, the Borrowers entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) providing for a secured term loan facility (the “Term Loan Facility”) from the Lenders, entities affiliated with ESL. The Term Loan Facility is guaranteed by the Company and certain of its subsidiaries that guarantee the Company’s other material debt or own material intellectual property. The Term Loan Facility is secured by substantially all of the unencumbered intellectual property of the Company and its subsidiaries, other than intellectual property relating to the Kenmore and DieHard brands, as well as by certain real property interests, in each case subject to certain exclusions. On January 4, 2018, $100 million was borrowed under the Term Loan Facility. The Term Loan Facility also contains an uncommitted incremental loan feature that, subject to the satisfaction of certain conditions, including the consent of the Agent, would permit up to an additional $200 million to be borrowed from other counterparties and secured by the same collateral as the initial loan under the Term Loan Facility. An additional $30 million was borrowed under the Term Loan Facility on January 19, 2018.
On January 29, 2018, the Company entered into an Amendment to the Term Loan Credit Agreement (the "Amendment"), pursuant to which an additional $20 million was borrowed from the Lenders and a further $60 million was borrowed from certain unaffiliated lenders, bringing the total amount borrowed under the Term Loan Facility to $210 million at February 3, 2018. The Amendment, among other changes, separates the loans under the Term Loan Facility into two tranches. On February 26, 2018, the Company entered into another amendment to the Term Loan Credit Agreement pursuant to which an additional $40 million was borrowed from the Lenders.
The loans under the Term Loan Facility bear interest at a weighted average annual interest rate of LIBOR plus 12.5%, which during the first year must be paid in kind by capitalizing interest. The loans under the Term Loan Facility mature on July 20, 2020. The Company used the proceeds of the Term Loan Facility for general corporate purposes. No upfront or arrangement fees were paid in connection with the Term Loan Facility. The loans under the Term Loan Facility are prepayable without premium or penalty.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

The Term Loan Facility includes certain representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the intellectual property and real property collateral. The Term Loan Facility has certain events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there is an event of default, the Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have (including against the collateral), and require the Borrowers to pay a default interest rate.
At February 3, 2018, the carrying value of the Term Loan Facility, net of the remaining debt issuance costs, was $206 million. The carrying value includes paid-in-kind interest of $1 million at February 3, 2018.
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
During October 2017, the Company, through the 2017 Secured Loan Borrowers and SHC Desert Springs, LLC, Innovel Solutions, Inc., Sears Holdings Management Corporation, Maxserv, Inc., Troy Coolidge No. 13, LLC, Sears Development Co. and Big Beaver of Florida Development, LLC (collectively, "Incremental Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into amended and restated loan agreements (the "Incremental Loans") with the Lenders, entities affiliated with ESL. The Company borrowed $200 million pursuant to the Incremental Loans, and used the proceeds for general corporate purposes. The Incremental Loans mature on April 23, 2018, except that if the maturity date of the 2016 Secured Loan Facility (as defined below) is extended to July 6, 2018, then the Incremental Loans will mature on July 6, 2018.
On March 8, 2018, the Company, through the 2017 Secured Loan Borrowers and SHC Desert Springs, LLC, Innovel Solutions, Inc., Sears Holdings Management Corporation, Maxserv, Inc. and Troy Coolidge No. 13, LLC (collectively, "Second Incremental Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into a second amendment to the Incremental Loans (the "Second Amendment") with the Lenders, entities affiliated with ESL. Pursuant to the Second Amendment, the Second Incremental Loan Borrowers borrowed an additional $100 million from the Lenders (the "Second Incremental Loan") and used the proceeds for general corporate purposes. The Second Incremental Loan matures on July 20, 2020.
Initially, the 2017 Secured Loan Facility had an annual base interest rate of 8%, with accrued interest payable monthly during the term of the 2017 Secured Loan Facility. Pursuant to the Second Amendment, the interest rate increased to LIBOR plus 9%. The Borrowers paid an upfront commitment fee equal to 1.0% of the full principal amount of the 2017 Secured Loan Facility and paid a funding fee equal to 1.0% of the amounts drawn under the 2017 Secured Loan Facility at the time such amounts were drawn. The Incremental Loans have an annual interest rate of 11%, with accrued interest payable monthly. The Second Incremental Loan has an annual interest rate of LIBOR plus 9%, with accrued interest payable monthly. No upfront or funding fees were paid in connection with the Incremental Loans or Second Incremental Loan.
The 2017 Secured Loan Facility, Incremental Loans and Second Incremental Loan are guaranteed by the Company and certain of its subsidiaries, and were secured by a first priority lien on 69 real properties owned by the 2017 Secured Loan Borrowers and Incremental Loan Borrowers and guarantors at inception of the 2017 Secured Loan Facility, and an additional 7 real properties owned by the Incremental Loan Borrowers at inception of the Incremental Loans. In certain circumstances, the Lenders and the 2017 Secured Loan Borrowers, Incremental Loan Borrowers and Second Incremental Loan Borrowers may elect to substitute one or more properties as collateral. To the extent permitted under other debt of the Company or its affiliates, the 2017 Secured Loan Facility may be prepaid at any time in whole or in part, without penalty or premium. The 2017 Secured Loan Borrowers are required to apply the net proceeds of the sale of any real property collateral for the 2017 Secured Loan Facility to repay the

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

loan. The Company used proceeds of $116 million to pay interest and a portion of the 2017 Secured Loan Facility and $55 million to pay interest and a portion of the Incremental Loans during 2017.
The 2017 Secured Loan Facility, Incremental Loans and Second Incremental Loan include certain representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral. The 2017 Secured Loan Facility, Incremental Loans and Second Incremental Loan have certain events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there is an event of default, the Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the 2017 Secured Loan Facility, Incremental Loan or Second Incremental Loan documents (including against the collateral), and require the 2017 Secured Loan Borrowers, Incremental Loan Borrowers or Second Incremental Loan Borrowers to pay a default interest rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%.
The carrying value of the 2017 Secured Loan Facility, net of the remaining debt issuance costs, was $374 million and $485 million at February 3, 2018 and January 28, 2017, respectively. The carrying value of the Incremental Loans, net of the remaining debt issuance costs, was $144 million at February 3, 2018. The Incremental Loans are included within short-term borrowings in the Consolidated Balance Sheets for all periods presented.
2016 Secured Loan Facility
On April 8, 2016, the Company, through Sears, Sears Development Co., Innovel, Big Beaver of Florida Development, LLC and Kmart Corporation (collectively, "2016 Secured Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, obtained a $500 million real estate loan facility (the "2016 Secured Loan Facility") from JPP, LLC, JPP II, LLC, and Cascade Investment, LLC (collectively, the "2016 Secured Loan Lenders"). JPP, LLC and JPP II, LLC are entities affiliated with ESL. The first $250 million of the 2016 Secured Loan Facility was funded on April 8, 2016 and the remaining $250 million was funded on April 22, 2016. The funds were used to reduce outstanding borrowings under the Company's asset-based revolving credit facility and for general corporate purposes. The 2016 Secured Loan Facility had an original maturity date of July 7, 2017. In May 2017, the Company reached an agreement to extend the maturity of $400 million of the 2016 Secured Loan Facility to January 2018, with options to further extend the maturity of the loan for up to an additional six months, to July 6, 2018, subject to the satisfaction of certain conditions and the payment of certain fees. On November 21, 2017, the Company notified the 2016 Secured Loan Lenders of its exercise of the first such option to extend the maturity to April 6, 2018, subject to the payment of an extension fee on January 8, 2018, which fee was paid on January 8, 2018. On February 5, 2018, the Company notified the 2016 Secured Loan Lenders of its exercise of the second such option to extend the maturity to July 6, 2018, subject to the payment of an extension fee on April 6, 2018. The 2016 Secured Loan Facility is included within current portion of long-term debt in the Consolidated Balance Sheets for all periods presented. The carrying value of the 2016 Secured Loan Facility, net of the remaining debt issuance costs, was $251 million and $494 million at February 3, 2018 and January 28, 2017, respectively.
The 2016 Secured Loan Facility has an annual base interest rate of 8%, with accrued interest payable monthly during the term of the 2016 Secured Loan Facility. The 2016 Secured Loan Borrowers paid an upfront commitment fee equal to 1.0% of the full principal amount of the 2016 Secured Loan Facility and paid a funding fee equal to 1.0% at the time such amounts were drawn. In connection with the May 2017 maturity extension, the Company paid a one-time extension fee equal to $8 million to the extending lenders.
The 2016 Secured Loan Facility is guaranteed by the Company and was originally secured by a first priority lien on 21 real properties owned by the 2016 Secured Loan Borrowers. The 2016 Secured Loan Facility includes customary representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral.
The 2016 Secured Loan Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there is an event of default, the 2016 Secured Loan Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the 2016 Secured Loan Facility documents (including

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

against the collateral), and require the 2016 Secured Loan Borrowers to pay a default interest rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%. The 2016 Secured Loan Facility may be prepaid at any time in whole or in part, without penalty or premium and $250 million of proceeds from real estate transactions was used to pay interest and a portion of the loan during the 2017.
Domestic Credit Agreement
The Borrowers and Holdings are party to an amended and restated credit agreement (the "Amended Domestic Credit Agreement") with a syndicate of lenders. Pursuant to the Amended Domestic Credit Agreement, the Borrowers have borrowed two senior secured term loan facilities having original principal amounts of $1.0 billion and $750 million (the "Term Loan" and "2016 Term Loan," respectively). The Amended Domestic Credit Agreement currently provides for a $1.5 billion asset-based revolving credit facility (the "Revolving Facility") with a $1.0 billion letter of credit sub-facility, which matures on July 20, 2020. The Term Loan had an original maturity of June 30, 2018 and the 2016 Term Loan matures on July 20, 2020. In December 2017, the Company entered into an agreement to extend the maturity of the Term Loan to January 20, 2019, with the option to further extend the maturity to July 20, 2019, subject to certain conditions, including payment of an extension fee equal to 2.0% of the principal amount of the Term Loan outstanding at the time of such extension. The Amended Domestic Credit Agreement includes an accordion feature that allows the Borrowers to use, subject to borrowing base requirements, existing collateral for the facility to obtain up to $1.0 billion of additional borrowing capacity, of which $750 million was utilized for the 2016 Term Loan (described below). The Amended Domestic Credit Agreement also includes a FILO tranche feature that allows up to an additional $500 million of borrowing capacity and allows Holdings and its subsidiaries to undertake short-term borrowings outside the facility up to $1.0 billion. In February 2018, the Borrowers entered into an amendment that increased the size of the general debt basket to $1.25 billion.
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
The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on substantially all of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility is guaranteed by all domestic subsidiaries of Holdings that own inventory or credit card or pharmacy receivables. The Revolving Facility also permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.1 billion in second lien notes were outstanding at February 3, 2018, resulting in $896 million of permitted second lien indebtedness, subject to limitations contained in our other outstanding indebtedness. If, through asset sales or other means, the value of the above eligible assets is not sufficient to support borrowings of up to the full amount of the commitments under this facility, we will not have full access to the facility, but rather could have access to a lesser amount determined by the borrowing base. Such a decline in the value of eligible assets also could result in our inability to borrow up to the full amount of second lien indebtedness permitted by the domestic credit facility, but rather we could be limited to borrowing a lesser amount determined by the borrowing base as calculated pursuant to the terms of such indenture.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either LIBOR (subject to a 1.00% LIBOR floor) or a base rate, plus an applicable margin for LIBOR loans of 4.50% and for base rate loans of 3.50%. Currently, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing January 20, 2019, subject to the right of the Borrowers to extend the maturity to July 20, 2019. Additionally, the Borrowers are required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Amended Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility. At February 3, 2018 and January 28, 2017, respectively, we had borrowings of $400 million and $970 million under the Term Loan, and carrying value, net of the remaining discount and debt issuance costs, of $391 million and $963 million. During the fourth quarter, the Company paid down the Term Loan

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

by $325 million, reducing the outstanding balance, and bringing our total Term Loan repayment during 2017 to approximately $570 million. The Company made additional repayments in 2018 of $97 million through the date of this report. A portion of the proceeds received from the Craftsman Sale were also used to reduce outstanding borrowings under the Term Loan.
Amounts borrowed pursuant to the 2016 Term Loan bear interest at a rate equal to LIBOR plus 750 basis points, subject to a 1.00% LIBOR floor. The Company received approximately $722 million in net proceeds from the 2016 Term Loan, which proceeds were used to reduce outstanding borrowings under its asset-based revolving credit facility. The 2016 Term Loan has a maturity date of July 20, 2020, which is the same maturity date as the Company's revolving credit facility commitments, and does not amortize. The 2016 Term Loan is subject to a prepayment premium of 2% of the aggregate principal amount of the 2016 Term Loan prepaid on or prior to April 8, 2017 and 1% of the aggregate principal amount of the 2016 Term Loan prepaid after April 8, 2017 and on or prior to April 8, 2018. The obligations under the Amended Domestic Credit Agreement, including the 2016 Term Loan, are secured by a first lien on substantially all of the domestic inventory and credit card and pharmacy receivables of the Company and its subsidiaries and aggregate advances under the Amended Domestic Credit Agreement are subject to a borrowing base formula. The carrying value of the 2016 Term Loan, net of the remaining discount and debt issuance costs, was $559 million and $726 million at February 3, 2018 and January 28, 2017, respectively. A portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the 2016 Term Loan.
The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, to be at least 15%, exceptions that may be subject to certain maximum amounts and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility. Further, the Amended Domestic Credit Agreement includes customary covenants that restrict our ability to make dispositions, prepay debt and make investments, subject, in each case, to various exceptions. The Amended Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. As of February 3, 2018, our fixed charge ratio continues to be less than 1.0 to 1.0, and we are subject to these other requirements based on our availability. If availability under the domestic revolving credit facility were to fall below 10%, the Company would be required to test the fixed charge coverage ratio, and would not comply with the facility, and the lenders under the facility could demand immediate payment in full of all amounts outstanding and terminate their obligations under the facility. In addition, the domestic credit facility provides that in the event we make certain prepayments of indebtedness, for a period of one year thereafter we must maintain availability under the facility of at least 12.5%, and it prohibits certain other prepayments of indebtedness.
At February 3, 2018, we had $271 million of Revolving Facility borrowings, and at January 28, 2017, we had no borrowings outstanding under the Revolving Facility. We had $377 million and $464 million at February 3, 2018 and January 28, 2017, respectively, of letters of credit outstanding under the Revolving Facility. At February 3, 2018 and January 28, 2017, the amount available to borrow under the Revolving Facility was $69 million and $165 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

The Second Lien Credit Agreement was amended on July 7, 2017, providing an uncommitted line of credit facility under which subsidiaries of the Company may from time to time borrow line of credit loans ("Line of Credit Loans") with maturities less than 180 days, subject to applicable borrowing base limitations, in an aggregate principal amount not to exceed $500 million at any time outstanding. In February 2018, the Second Lien Credit Agreement was further amended to, among other things, increase the maximum aggregate principal amount of the Line of Credit Loans to $600 million, extend the maximum duration of the Line of Credit Loans to 270 days and increase the size of the general debt basket to $1.25 billion. During 2017, the Company received aggregate proceeds of $610 million from the issuance of Line of Credit Loans from various lenders, some of which are entities affiliated with ESL, Bruce R. Berkowitz, and Thomas J. Tisch. The Company made repayments of $110 million during 2017, some of which were to related parties. See Note 15 for further information. The proceeds were used for the repayment of indebtedness and general corporate purposes.
The Second Lien Credit Agreement was further amended on January 9, 2018. This amendment amended the borrowing base definition in the Second Lien Credit Agreement to increase the advance rate for inventory to 75% from 65% and also deferred the collateral coverage test for purposes of the mandatory repayment covenant in the Second Lien Credit Agreement such that no such mandatory repayment can be required until the end of the third quarter of 2018. In connection with the closing of the Exchange Offers, the Company also entered into an amendment to its Second Lien Credit Agreement. The amendment provides the Company with the option to pay interest on its outstanding $300 million principal amount Second Lien Term Loan in kind, and also provides that the Company's obligation under the term loan is convertible into common stock of the Company, on the same conversion terms as the New Senior Secured Notes.
Following consummation of the Exchange Offers, the Company's obligations under the Second Lien Credit Agreement are secured on a pari passu basis with the Company’s obligations under that certain Indenture, dated as of March 20, 2018, pursuant to which the Company issued its New Senior Secured Notes (defined below). The collateral includes inventory, receivables and other related assets of the Company and its subsidiaries which are obligated on the Second Lien Term Loan and the New Senior Secured Notes. The Second Lien Credit Agreement is guaranteed by all domestic subsidiaries of the Company that guarantee the Company’s obligations under its existing Revolving Facility.
The Second Lien Credit Agreement includes representations and warranties, covenants and other undertakings, and events of default that are substantially similar to those contained in the Amended Domestic Credit Agreement. The Second Lien Credit Agreement requires the ABL Borrowers to prepay amounts outstanding under the Amended Domestic Credit Agreement and/or the Second Lien Credit Agreement in order to avoid a Collateral Coverage Event (as defined below). The carrying value of the Second Lien Term Loan, net of the remaining debt issuance costs, was $294 million and $292 million at February 3, 2018 and January 28, 2017, respectively. The carrying value of the Line of Credit Loans was $500 million at February 3, 2018.
Old Senior Secured Notes and New Senior Secured Notes
In October 2010, we sold $1.0 billion aggregate principal amount of senior secured notes (the "Old Senior Secured Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Old Senior Secured Notes, the Company sold $250 million aggregate principal amount of Old Senior Secured Notes to the Company's domestic pension plan in a private placement, none of which remain in the domestic pension plan as a result of the Tender Offer discussed below. The Old Senior Secured Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and receivables (the "Collateral"). The lien that secures the Old Senior Secured Notes is junior in priority to the liens on such assets that secure obligations under the Amended Domestic Credit Agreement, as well as certain other first priority lien obligations, and, following consummation of the Exchange Offers, obligations under the indenture relating to the New Senior Secured Notes. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. Prior to consummation of the Exchange Offers, the indenture under which the Old Senior Secured Notes (the "Old Senior Secured Notes Indenture") were issued contained restrictive covenants that, among other things, (1) limited the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limited the ability of the Company to consolidate with or merge

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provided for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding Senior Secured Notes to be due and payable immediately. In connection with the consummation of the Exchange Offers, we entered into a supplemental indenture to the Old Senior Secured Notes Indenture that eliminated substantially all of the restrictive covenants and certain events of default in the Old Senior Secured Notes Indenture. The supplemental indenture, among other things, eliminated the obligation of the Company to offer to repurchase all outstanding Old Senior Secured Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the Old Senior Secured Notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Old Senior Secured Notes at a premium based on the "Treasury Rate" as defined in the indenture, plus 50 basis points.
On August 3, 2015, the Company commenced a tender offer (the "Tender Offer") to purchase for cash up to $1.0 billion principal amount of its Old Senior Secured Notes, which expired on August 28, 2015. Approximately $936 million principal amount of the Old Senior Secured Notes were validly tendered and not validly withdrawn in the Tender Offer. Holders who validly tendered and did not validly withdraw Old Senior Secured Notes at or prior to the early tender date of August 14, 2015 received total consideration of $990 per $1,000 principal amount of Old Senior Secured Notes that were accepted for purchase, which included an early tender payment of $30 per $1,000 principal amount of Old Senior Secured Notes accepted for purchase, plus accrued and unpaid interest up to, but excluding, the settlement date. Holders who validly tendered and did not validly withdraw Old Senior Secured Notes after the early tender date but at or prior to the expiration date of August 28, 2015 received total consideration of $960 per $1,000 principal amount of Old Senior Secured Notes accepted for purchase, plus accrued and unpaid interest up to, but excluding, the settlement date.
We accounted for the Tender Offer in accordance with accounting standards applicable to extinguishment of liabilities and debt modifications and extinguishments. Accordingly, we de-recognized the net carrying amount of Old Senior Secured Notes of $929 million (comprised of the principal amount of $936 million, offset by unamortized debt issuance costs and discount of $7 million), and the reacquisition cost was $929 million.
On January 9, 2018, the Company and certain of its subsidiaries entered into a Fourth Supplemental Indenture (the "Supplemental Indenture") with Wilmington Trust, National Association, as successor trustee and collateral agent, amending the Old Senior Secured Notes Indenture. The Supplemental Indenture amended the borrowing base definition in the Old Senior Secured Notes Indenture to increase the advance rate for inventory to 75% from 65%. The Supplemental Indenture also defers the collateral coverage test for purposes of the repurchase offer covenant in the Indenture and restarts it with the second quarter of 2018 (such that no collateral coverage event can occur until the end of the third quarter of 2018).
The carrying value of Old Senior Secured Notes, net of the remaining discount and debt issuance costs, was $303 million and $303 million at February 3, 2018 and January 28, 2017, respectively. The carrying value of Old Senior Secured Notes is included within current portion of long-term debt in the Consolidated Balance Sheets at February 3, 2018.
In February 2018, the Company commenced the Exchange Offers pursuant to which it offered to issue in exchange for its outstanding Senior Secured Notes new 6 5/8% Senior Secured Notes Due 2019, of a like principal amount, convertible into common stock of the Company, with interest on such notes to be payable in kind at the Company's option. The Exchange Offers expired on March 15, 2018. Approximately $169.8 million principal amount of the Senior Secured Notes were validly tendered, accepted and canceled, including $20 million principal amount of Old Senior Secured Notes held by ESL, and the Company issued a like principal amount of New Senior Secured Notes. The New Senior Secured Notes are optionally convertible by the holders thereof into shares of the Company’s common stock at a conversion price of $5.00 per share of common stock, and are mandatorily convertible at the Company's option if the volume weighted average trading price of the common stock on the NASDAQ exceeds $10.00 for a prescribed period. The New Senior Unsecured Notes bear interest at a rate of 6.625% per annum and the Company will pay interest semi-annually on April 15 and October 15 of each year, which interest may, at the option of the Company, be paid in kind. The New Senior Secured Notes mature in October 2019.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

The New Senior Secured Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in the Collateral. The lien that secures the New Senior Secured Notes is junior in priority to the liens on such assets that secure obligations under the Amended Domestic Credit Agreement, as well as certain other first priority lien obligations, and senior to the lien on such assets that secure obligations under the Old Senior Secured Notes Indenture. The indenture under which the New Senior Secured Notes (the "New Senior Secured Notes Indenture") were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The New Senior Secured Notes Indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding New Senior Secured Notes to be due and payable immediately. The New Senior Secured Notes Indenture also requires the Company to offer to repurchase all outstanding New Senior Secured Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the New Senior Secured Notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events.
Old Senior Unsecured Notes and New Senior Unsecured Notes
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
Accordingly, on November 21, 2014, the Company issued $625 million aggregate original principal amount of 8% senior unsecured notes due 2019 (the "Old Senior Unsecured Notes") and received proceeds of $625 million which were used for general corporate purposes. The Old Senior Unsecured Notes are the unsecured and unsubordinated obligations of the Company and rank equal in right of payment with the existing and future unsecured and unsubordinated indebtedness of the Company. The Old Senior Unsecured Notes bear interest at a rate of 8% per annum and the Company will pay interest semi-annually on June 15 and December 15 of each year. The Old Senior Unsecured Notes are not guaranteed.
We accounted for the Old Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Senior Unsecured Notes based on the relative fair values of the Old Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Old Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 5. The discount is being amortized over the life of the Old Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $55 million and $44 million of the discount was amortized during 2017 and 2016, respectively. The remaining discount was approximately $140 million and $195 million at February 3, 2018 and January 28, 2017, respectively. The carrying value of the Old Senior Unsecured Notes net of the remaining discount and debt issuance costs was approximately $483 million and $428 million at February 3, 2018 and January 28, 2017, respectively.
In February 2018, the Company commenced the Exchange Offers, pursuant to which it offered to issue in exchange for its outstanding Senior Unsecured Notes new 8% Senior Unsecured Notes Due 2019, of a like principal amount, convertible into common stock of the Company, with interest on such notes to be payable in kind at the Company's option. The Exchange Offers expired on March 15, 2018. Approximately $214 million principal amount of the Old Senior Unsecured Notes were validly tendered, accepted and canceled, including $187.6 million principal amount of Old Senior Unsecured Notes by ESL, and the Company issued a like principal amount of New Senior Unsecured Notes. The New Senior Unsecured Notes are optionally convertible by the holders thereof into shares of the Company’s common stock at a conversion price of $8.33 per share of common stock, and are mandatorily

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

convertible at the Company's option if the volume weighted average trading price of the common stock on the NASDAQ exceeds $10.00 for a prescribed period.
The New Senior Unsecured Notes are the unsecured and unsubordinated obligations of the Company and rank equal in right of payment with the existing and future unsecured and unsubordinated indebtedness of the Company. The New Senior Unsecured Notes bear interest at a rate of 8% per annum and the Company will pay interest semi-annually on June 15 and December 15 of each year, which interest may, at the option of the Company, be paid in kind. The Senior Unsecured Notes are not guaranteed.
Cash Collateral
We post cash collateral for certain self-insurance programs. We continue to classify the cash collateral posted for self-insurance programs as cash and cash equivalents due to our ability to substitute letters of credit for the cash at any time at our discretion. At February 3, 2018 and January 28, 2017, $4 million and $3 million of cash, respectively, was posted as collateral for self-insurance programs.
Wholly-owned Insurance Subsidiary and Intercompany Securities
We have numerous types of insurable risks, including workers’ compensation, product and general liability, automobile, warranty, asbestos and environmental claims and the extended service contracts we sell to our customers. Certain of the associated risks are managed through Holdings’ wholly-owned insurance subsidiary, Sears Reinsurance Company Ltd. ("Sears Re"), a Bermuda Class 3 insurer.
In accordance with applicable insurance regulations, Sears Re holds marketable securities to support the insurance coverage it provides. Sears has utilized two securitization structures to issue specific securities in which Sears Re has invested its capital to fund its insurance obligations. In November 2003, Sears formed a Real Estate Mortgage Investment Conduit, or REMIC. The real estate associated with 138 properties was contributed to indirect wholly-owned subsidiaries of Sears, and then leased back to Sears. The contributed stores were mortgaged and the REMIC issued to wholly-owned subsidiaries of Sears (including Sears Re) $1.3 billion (par value) of securities (the "REMIC Securities") that were secured by the mortgages and collateral assignments of the store leases. Payments to the holders on the REMIC Securities were funded by the lease payments. In March 2018, in connection with the Credit Agreement and Mezzanine Loan Agreement described above, the REMIC was unwound and the REMIC Securities were extinguished.
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
The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly-owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities, through the extinguishment of the REMIC Securities in March 2018. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly-owned consolidated subsidiaries, through the extinguishment of the REMIC Securities in March 2018. At February 3, 2018 and January 28, 2017, respectively, the net book value of the securitized trademark rights was approximately $0.7 billion and $1.0 billion. The net book value of the securitized real estate assets was approximately $0.5 billion and $0.6 billion at February 3, 2018 and January 28, 2017, respectively.

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
NOTE 4—FINANCIAL GUARANTEES
Financial Guarantees
We issue various types of guarantees in the normal course of business. We had the following guarantees outstanding at February 3, 2018:

millions	Bank Issued	SRAC Issued	Other	Total
Standby letters of credit	$647	$6	$—	$653
Commercial letters of credit	—	31	—	31
Secondary lease obligations	—	—	164	164
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, we measure the impairment and adjust the carrying value as discussed in Note 1. With the exception of the indefinite-lived intangible asset impairments and fixed asset impairments described in Note 12 and Note 13, respectively, we had no significant remeasurements of such assets or liabilities to fair value during 2017 and 2016.
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
NOTE 6—INTEREST AND INVESTMENT LOSS
The following table sets forth the components of interest and investment loss as reported in our Consolidated Statements of Operations:

millions	2017	2016	2015
Interest income on cash and cash equivalents	$2	$1	$1
Other investment loss	(14)	(27)	(63)
Total	$(12)	$(26)	$(62)
Interest Income on Cash and Cash Equivalents
We recorded interest income of $2 million, $1 million and $1 million in 2017, 2016 and 2015, respectively, primarily related to interest earned on cash and cash equivalents. These cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. All invested cash amounts are readily available to us.
Other Investment Loss
Other investment loss primarily includes income or loss generated by (and sales of investments in) certain real estate joint ventures and other equity investments in which we do not have a controlling interest. During 2017, 2016 and 2015, respectively, the investment loss from equity investments included a loss of $17 million, $35 million and $59 million.

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
Expenses for retirement and savings-related benefit plans were as follows:

millions	2017	2016	2015
Pension plans	$657	$289	$230
Postretirement benefits	—	28	(2)
Total	$657	$317	$228
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
Pension Plan Amendment
Effective December 1, 2016, the Sears Holdings Pension Plan was amended to change its plan year from a calendar year end to a November 30th year end, to spin off a new Sears Holdings Pension Plan 2 ("Plan 2") and to rename the Sears Holdings Pension Plan as Sears Holdings Pension Plan 1 ("Plan 1"). In conjunction with these amendments, the Company requested that the Internal Revenue Service ("IRS") approve the foregoing change in plan year and to approve a change in actuarial funding method in connection with the spin-off and change in plan year. The Company has received IRS approval of both changes.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Pension Plan Settlements
In May 2017, the Company executed an irrevocable agreement to purchase a group annuity contract from Metropolitan Life Insurance Company ("MLIC"), under which MLIC will pay future pension benefit payments to approximately 51,000 retirees from Plan 2. The agreement calls for a transfer of approximately $515 million of Plan 2's benefit obligations to MLIC. This action had an immaterial impact on the funded status of our total pension obligations, but reduced the size of the Company's combined pension plan, reduced future cost volatility, and reduced future plan administrative expenses. Due to the annuity purchase, we were required to remeasure our pension obligations. In connection with the remeasurement, we updated the effective discount rate assumption to 3.85% as of May 31, 2017. The annuity purchase resulted in a non-cash charge of $200 million for losses previously accumulated in other comprehensive income (loss), which were recognized through the statement of operations upon settlement during the 13 week period ending July 29, 2017.
In August 2017, the Company reached another agreement with MLIC to annuitize an additional $512 million of its pension liability, under which MLIC will pay future pension benefit payments to an additional approximately 20,000 retirees from Plan 2. This action had an immaterial impact on the funded status of our total pension obligations, but reduced the size of the Company's combined pension plan, reduced future cost volatility, and reduced future plan administrative expenses. Due to the annuity purchase, we were required to remeasure our pension obligations. In connection with the remeasurement, we updated the effective discount rate assumption to 3.75% as of August 31, 2017. This annuity purchase resulted in a non-cash charge of $203 million for losses previously accumulated in other comprehensive income (loss), which were recognized through the statement of operations immediately upon settlement during the 13 week period ending October 28, 2017.
Effective August 25, 2017, the Company amended Plan 2, primarily related to lump sum benefit eligibility, and began notifying certain former employees of the Company of its offer to pay those employees' pension benefit in lump sum. Former employees eligible for the voluntary lump sum payment option are generally those who are vested traditional formula participants of Plan 2 who terminated employment prior to January 1, 2017 and who have not yet started receiving monthly payments of their pension benefits. The Company offered the one-time voluntary lump sum window in an effort to reduce its long-term pension obligations and ongoing annual pension expense. This voluntary offer was made to approximately 20,000 eligible terminated vested participants representing approximately $300 million of the Company's total qualified pension plan liabilities. Eligible participants had until November 1, 2017 to make their election. The Company made payments of approximately $209 million to employees who made the election and funded the payments from existing assets of Plan 2. This lump sum offer resulted in a non-cash charge of $76 million for losses previously accumulated in other comprehensive income (loss), which were recognized through the statement of operations immediately upon settlement during the 14 week period ending February 3, 2018.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Pension Plans

millions	2017	2016
Change in projected benefit obligation:
Beginning balance	$5,165	$5,265
Interest cost	180	227
Actuarial loss	227	108
Benefits paid	(316)	(435)
Settlements	(1,249)	—
Other	(4)	—
Balance at the measurement date	$4,003	$5,165

Change in assets at fair value:
Beginning balance	$3,567	$3,189
Actual return on plan assets	231	499
Company contributions	295	314
Benefits paid	(316)	(435)
Settlements	(1,249)	—
Balance at the measurement date	$2,528	$3,567
Net amount recognized	$(1,475)	$(1,598)
The accumulated benefit obligation for the SHC Domestic plan was $4.0 billion at February 3, 2018 and $5.2 billion at January 28, 2017.
Postretirement Benefit Obligations

millions	2017	2016
Change in accumulated postretirement benefit obligation:
Beginning balance	$168	$143
Interest cost	6	5
Plan participants' contributions	—	—
Benefits paid	(17)	(19)
Actuarial loss	1	9
Other	—	30
Balance at the measurement date	$158	$168

Change in plan assets at fair value:
Beginning of year balance	$—	$—
Company contributions	17	19
Plan participants' contributions	—	—
Benefits paid	(17)	(19)
Balance at the measurement date	$—	$—
Funded status	$(158)	$(168)
The current portion of our liability for postretirement benefit obligations is $16 million, which we expect to pay during fiscal 2018.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Weighted-average assumptions used to determine plan obligations were as follows:

	2017	2016	2015
Pension benefits:
Discount rate	3.75%	4.15%	4.50%
Postretirement benefits:
Discount rate	3.60%	3.85%	4.00%
The decrease in the discount rate in 2017 resulted in an increase in the 2017 year-end pension obligation of approximately $229 million.
Net Periodic Benefit Cost
The components of net periodic benefit cost were as follows:

millions	2017	2016	2015
Pension benefits:
Interest cost	$180	$227	$211
Expected return on plan assets	(190)	(202)	(249)
Settlements	479	—	—
Recognized net loss and other	188	264	268
Net periodic benefit cost	$657	$289	$230

Postretirement benefits:
Interest cost	$6	$5	$5
Recognized net loss and other	(6)	23	(7)
Net periodic benefit cost	$—	$28	$(2)
Weighted-average assumptions used to determine net cost were as follows:

	2017	2016	2015
Pension benefits:
Discount Rate(1)	4.15%	4.50%	3.70%
Return of plan assets	6.50%	6.50%	7.00%
Postretirement benefits:
Discount Rate	3.85%	4.00%	3.30%
(1) In connection with the annuitizations noted above, we updated the effective discount rate assumption to 3.85% as of May 31, 2017 and to 3.75% as of August 31, 2017 for Plan 2.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

For purposes of determining the periodic expense of our defined benefit plans, we use the fair value of plan assets as the market-related value. A one-percentage-point change in the assumed discount rate would have the following effects on the pension liability:

millions	1 percentage-point Increase	1 percentage-point Decrease
Effect on interest cost component	$20	$(26)
Effect on pension benefit obligation	$(384)	$460
Approximately $146 million of the unrecognized net losses in accumulated other comprehensive income are expected to be amortized as a component of net periodic benefit cost during 2018.
Investment Strategy
The Investment Committee, made up of select members of senior management, has delegated to a non-affiliated third party professional, as a limited-purpose named fiduciary, the authority to provide certain investment-related services with respect to the assets of Holdings' domestic pension plans. The plans' overall investment objective is to provide a long-term return that, along with Company contributions, is expected to meet future benefit payment requirements. A long-term horizon has been adopted in establishing investment policy such that the likelihood and duration of investment losses are carefully weighed against the long-term potential for appreciation of assets. The plans' investment policy requires investments to be diversified across individual securities, industries, market capitalization and valuation characteristics. In addition, various techniques are utilized to monitor, measure and manage risk.
Domestic plan assets were invested in the following classes of securities:

	Plan Assets at
	February 3, 2018	January 28, 2017
Equity securities	36%	35%
Fixed income and other debt securities	63	63
Other	1	2
Total	100%	100%
The domestic plans' target allocation is determined by taking into consideration the amounts and timing of projected liabilities, our funding policies and expected returns on various asset classes. At February 3, 2018, the plans' target asset allocation was 35% equity and 65% fixed income. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Future Cash Flows of Benefit Plans
Information regarding expected future cash flows for the SHC Domestic plan is as follows:

millions
Pension benefits:
Employer contributions:
2018 (expected)	$280
Expected benefit payments:
2018	$334
2019	308
2020	298
2021	291
2022	283
2023-2027	1,289
Postretirement benefits:
Employer contributions:
2018 (expected)	$16
Expected employer contribution for benefit payments:
2018	$16
2019	17
2020	17
2021	16
2022	15
2023-2027	58
Domestic Pension Plans Funding
Contributions to our pension plans remain a significant use of our cash on an annual basis. While the Company's pension plan is frozen, and thus associates do not currently earn pension benefits, the Company has a legacy pension obligation for past service performed by Kmart and Sears associates. During 2017, we contributed $295 million to our domestic pension plans, including amounts contributed from the escrow created pursuant to the PPPFA. We estimate that our minimum pension funding obligations will be $280 million in 2018 (excluding the $20 million supplemental payment described below) and approximately $276 million in 2019. As discussed in Note 1, the Company agreed to grant the PBGC a lien on, and subsequently contribute to the Company's pension plans, the Craftsman Receivable. During the second quarter of 2017, we sold the Craftsman Receivable to a third-party purchaser, and deposited the proceeds into an escrow for the benefit of our pension plans. We subsequently contributed a portion of the proceeds received from the sale of the Craftsman Receivable to our pension plans, which contribution was credited against the Company's minimum pension funding obligations in 2017. Under our agreement with the PBGC, the remaining proceeds will also be contributed to our pension plans, and when so contributed, will be fully credited against the Company's minimum pension funding obligations in 2018 and 2019.
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
In November 2017, the Company announced an amendment to the PPPFA that allowed the Company to pursue the monetization of 138 of our properties that were subject to a ring-fence arrangement created under the PPPFA. In

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

March 2018, the Company closed on the Secured Loan and the Mezzanine Loan, which transactions released the properties from the ring-fence arrangement. The Company contributed approximately $282 million of the proceeds of such loans to our pension plans, and deposited $125 million into an escrow for the benefit of our pension plans. Under our agreement with the PBGC, the escrowed amount will also be contributed to our pension plans and, when so contributed, will be fully credited against the Company’s minimum pension funding obligations in 2018 and 2019 described above. Following such transactions, the Company has been relieved of contributions to our pension plans for approximately two years (other than the contributions from escrow described above and a $20 million supplemental payment due in the second quarter of 2018). The ultimate amount of pension contributions could be affected by factors such as changes in applicable laws, as well as financial market and investment performance and demographic changes.
Fair Value of Pension Plan Assets
The following table presents our plan assets using the fair value hierarchy at February 3, 2018 and January 28, 2017:

	Investment Assets at Fair Value at
	February 3, 2018
millions	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$727	$720	$—	$7
International companies	164	164	—	—
U.S. registered investment companies	6	6	—	—
Fixed income securities:
Corporate bonds and notes	1,423	—	1,423	—
Sears Holdings Corporation 2016 Term Loan	77	—	77	—
Mortgage-backed and asset-backed	9	—	6	3
Other	(3)	—	(3)	—
Total investment assets at fair value	$2,403	$890	$1,503	$10
Cash	4
Accounts receivable	39
Accounts payable	(28)
Investments measured at NAV:
Cash equivalents and short-term investments	110
Net assets available for plan benefits	$2,528

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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 8—EARNINGS PER SHARE
The following table sets forth the components used to calculate basic and diluted loss per share attributable to Holdings' shareholders. Warrants, restricted stock awards and restricted stock units, totaling 2 thousand shares in 2016 and 5 million shares in 2015 were not included in the computation of diluted loss per share attributable to Holdings' shareholders because the effect of their inclusion would have been anti-dilutive.

millions, except earnings per share	2017	2016	2015
Basic weighted average shares	107.4	106.9	106.6
Dilutive effect of restricted stock awards, restricted stock units and warrants	—	—	—
Diluted weighted average shares	107.4	106.9	106.6

Net loss attributable to Holdings' shareholders	$(383)	$(2,221)	$(1,129)
Loss per share attributable to Holdings' shareholders:
Basic	$(3.57)	$(20.78)	$(10.59)
Diluted	$(3.57)	$(20.78)	$(10.59)
NOTE 9—EQUITY
Stock-based Compensation
We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. We do not currently have an employee stock option plan and at February 3, 2018, there are no outstanding options. Compensation expense related to stock-based compensation arrangements was immaterial during 2017, 2016 and 2015.
We granted restricted stock awards and restricted stock units to certain associates. These restricted stock awards and restricted stock units typically vest in zero to three years from the date of grant, provided the grantee remains employed by us at the vesting date. The fair value of these awards and units is equal to the market price of our common stock on the date of grant. We do not currently have a broad-based program that provides for restricted stock awards or restricted stock units on an annual basis. Changes in restricted stock awards and restricted stock units for 2017, 2016 and 2015 were as follows:

	2017		2016		2015
(Shares in thousands)	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant	Shares	Weighted- Average Fair Value on Date of Grant
Beginning of year balance	151	$28.89	60	$42.88	73	$45.82
Granted	606	7.15	384	16.87	198	31.26
Vested	(623)	8.10	(293)	16.00	(200)	32.01
Forfeited	(119)	25.27	—	—	(11)	51.39
End of year balance	15	$42.09	151	$28.89	60	$42.88

millions	2017	2016	2015
Aggregate fair value of shares granted based on weighted average fair value at date of grant	$4	$6	$6
Aggregate fair value of shares vesting during period	4	4	6
Aggregate fair value of shares forfeited during period	1	—	—

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Approximately 15,000 shares of the 15,000 shares of unvested restricted stock and restricted stock units outstanding at February 3, 2018 are scheduled to vest during 2018, subject to satisfaction of applicable vesting conditions.
Common Share Repurchase Program
From time to time, we repurchase shares of our common stock under a common share repurchase program authorized by our Board of Directors. The common share repurchase program was initially announced in 2005 with a total authorization since inception of the program of $6.5 billion. During 2017, 2016 and 2015, we repurchased no shares of our common stock under our common share repurchase program. At February 3, 2018, we had approximately $504 million of remaining authorization under our common share repurchase program.
The share repurchase program has no stated expiration date and share repurchases may be implemented using a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, the purchase of call options, the sale of put options or otherwise, or by any combination of such methods.
 Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	February 3, 2018	January 28, 2017	January 30, 2016
Pension and postretirement adjustments (net of tax of $(225), $(225) and $(296), respectively)	$(1,071)	$(1,549)	$(1,915)
Currency translation adjustments (net of tax of $0 for all periods presented)	(1)	(3)	(3)
Accumulated other comprehensive loss	$(1,072)	$(1,552)	$(1,918)
Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.
Income Tax Expense Allocated to Each Component of Other Comprehensive Income (Loss)
Income tax expense allocated to each component of other comprehensive income (loss) was as follows:

	2017
millions	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments
Experience loss	$(182)	$—	$(182)
Less: cost of settlements	479	—	479
Less: recognized net loss and other included in net periodic benefit cost(1)	181	—	181
Pension and postretirement adjustments, net of tax	478	—	478
Currency translation adjustments	2	—	2
Total other comprehensive income	$480	$—	$480

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	2016
millions	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments
Experience gain	$181	$(71)	$110
Less: recognized net loss and other included in net periodic benefit cost(1)	256	—	256
Pension and postretirement adjustments, net of tax	437	(71)	366
Dissolution of noncontrolling interest	(7)	—	(7)
Total other comprehensive income	$430	$(71)	$359

(1)	Included in the computation of net periodic benefit expense. See Note 7 to the Consolidated Financial Statements.

	2015
millions	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments
Experience loss	$(148)	$—	$(148)
Less: recognized net loss and other included in net periodic benefit cost(1)	261	—	261
Pension and postretirement adjustments, net of tax	113	—	113
Currency translation adjustments	(1)	—	(1)
Total other comprehensive income	$112	$—	$112

(1)	Included in the computation of net periodic benefit expense. See Note 7 to the Consolidated Financial Statements.

Issuance of Warrants to Purchase Common Stock
On November 21, 2014, the Company issued an aggregate of approximately 22 million warrants pursuant to the exercise of rights in the rights offering for $625 million in aggregate principal amount of 8% Senior Unsecured Notes due 2019 and warrants to purchase shares of its common stock. The exercise price and the number of shares of common stock issuable upon exercise of a warrant are both subject to adjustment in certain circumstances. As of October 31, 2015, each warrant, when exercised, will entitle the holder thereof to purchase 1.11 shares of the Company's common stock at an exercise price of $25.686 per share under the terms of the warrant agreement, adjusted from the previously disclosed one share of the Company's common stock at an exercise price of $28.41 per share. The exercise price is payable in cash or by surrendering Old Senior Unsecured Notes or New Senior Unsecured Notes, in each case with a principal amount at least equal to the exercise price. The warrants may be exercised at any time after November 24, 2014. Unless earlier exercised, the warrants will expire on December 15, 2019.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 10—INCOME TAXES

millions	2017	2016	2015
Loss before income taxes:
U.S.	$(1,012)	$(2,429)	$(1,420)
Foreign	31	34	35
Total	$(981)	$(2,395)	$(1,385)

Income tax benefit:
Current:
Federal	$9	$13	$11
State and local	(3)	16	20
Foreign	13	18	17
Total current	19	47	48

Deferred:
Federal	(429)	(87)	(239)
State and local	(187)	(134)	(66)
Foreign	(1)	—	—
Total deferred	(617)	(221)	(305)
Total	$(598)	$(174)	$(257)

	2017	2016	2015
Effective tax rate reconciliation:
Federal income tax rate (benefit rate)	(33.7)%	(35.0)%	(35.0)%
State and local tax (benefit) net of federal tax benefit	(11.8)	(3.0)	(1.8)
Federal tax rate change	(22.6)	—	—
Federal and state valuation allowance	21.2	41.1	37.4
Land and indefinite-lived intangibles	(12.1)	(0.2)	(16.9)
Impairment of indefinite-lived trade names	(1.8)	(6.0)	(4.9)
Loss disallowance	—	—	3.5
Tax credits	(0.4)	(0.3)	(0.7)
Resolution of income tax matters	(0.8)	—	(0.3)
Adjust foreign statutory rates	(1.0)	0.1	(0.3)
Repatriation toll charge	1.8	—	—
Tax benefit resulting from other comprehensive income allocation	—	(2.9)	—
Other	0.2	(1.1)	0.4
	(61.0)%	(7.3)%	(18.6)%

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

millions	February 3, 2018	January 28, 2017
Deferred tax assets and liabilities:
Deferred tax assets:
Federal benefit for state and foreign taxes	$117	$148
Accruals and other liabilities	142	135
Net operating loss carryforwards	1,736	2,255
Pension and postretirement benefit plans	972	1,244
Property and equipment	139	231
Deferred income	266	479
Credit carryforwards	899	875
Other	208	218
Total deferred tax assets	4,479	5,585
Valuation allowance	(4,187)	(5,519)
Net deferred tax assets	292	66

Deferred tax liabilities:
Trade names/Intangibles	285	573
Inventory	105	193
Other	28	43
Total deferred tax liabilities	418	809
Net deferred tax liability	$(126)	$(743)
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ended February 3, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21%, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (3) various other miscellaneous changes that are effective in fiscal 2017. With the lower U.S. federal corporate rate effective beginning January 1, 2018, our U.S. federal corporate tax rate for 2017 is a blended rate of 33.717%.
In addition to the 21% reduced federal corporate tax rate, the Tax Act also establishes new tax laws that will affect fiscal 2018, including, but not limited to, (1) the creation of the base erosion anti-abuse tax ("BEAT"), a new minimum tax; (2) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (3) a new provision designed to tax global intangible low-taxed income ("GILTI"); (4) a new limitation on deductible interest expense; (5) limitations on the deductibility of certain executive compensation; (6) limitations on the use of foreign tax credits ("FTCs") to reduce the U.S. income tax liability; and (7) limitations on net operating losses ("NOLs") generated in tax years beginning after December 31, 2017, to 80% of taxable income with indefinite carryovers.
The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting in accordance with accounting standards applicable to income taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under accounting standards applicable to income taxes is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply accounting standards applicable to income taxes on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

The income tax benefit for the period ended February 3, 2018 included a tax benefit of approximately $470 million related to the impacts of the Tax Act. The impacts of the Tax Act primarily consist of a net benefit for the corporate rate reduction of $222 million, a net tax benefit for the valuation allowance release of $270 million, and a net expense for the transition tax of $11 million.
For various reasons that are discussed below, our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:
Reduction of U.S. federal corporate tax rate: As a result of the reduced corporate rate, our deferred tax assets, liabilities and valuation allowance decreased. Further, as we had a net deferred tax liability after valuation allowance, these decreases resulted in a deferred income tax benefit of $222 million for the year ended February 3, 2018. While we were able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and state tax effect of adjustments made to federal temporary differences.
Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax ("Transition Tax") is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We are able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $6 million and a provisional withholding tax obligation of $11 million. As a result of our valuation allowance on NOLs, only the $11 million withholding tax obligation resulted in a current tax expense. However, we are continuing to gather additional information to more precisely compute the amount of the Transition Tax.
Valuation Allowances: The Company assessed whether its valuation allowance analyses are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, new categories of FTCs, and other miscellaneous provisions of the Tax Act), any corresponding determination of the need for or change in a valuation allowance is also provisional.
Global Intangible Low Taxes Income (GILTI): The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations ("CFCs") must be included currently in the gross income of the CFC’s U.S. shareholder. GILTI is the excess of the shareholder’s "net CFC tested income" over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.
Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of accounting standards applicable to income taxes. In accordance with accounting standards applicable to income taxes, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or (2) factoring such amounts into a company’s measurement of its deferred taxes (the "deferred method"). We selected the period cost method.
Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income ("OCI"). An exception is provided in the authoritative accounting guidance when there is income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from pension and other postretirement benefits recorded as a component of OCI and creation of a deferred tax liability through additional paid in capital, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the year ended January 28, 2017, the Company recorded a tax expense of $71 million in OCI related to the net gain on pension and other postretirement benefits, and recorded a corresponding tax benefit of $71 million in continuing operations. The Company did not have this situation for the year ended February 3, 2018.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Accounting standards for income taxes require that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. Accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended February 3, 2018, January 28, 2017 and January 30, 2016. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future income.
On the basis of this analysis and the significant negative objective evidence, the Company has a valuation allowance to record only the portion of the deferred tax asset that more likely than not will be realized. For the year ended January 30, 2016, the valuation allowance increased by $279 million of which $63 million was recorded through other comprehensive income. For the year ended January 28, 2017, the valuation allowance increased by $762 million of which $3 million was recorded through other comprehensive income and paid in capital. For the year ended February 3, 2018, the valuation allowance decreased by $1.3 billion, primarily due to the reduction of the U.S. corporate tax rate from 35% to 21% and the re-characterization of future net operating losses to indefinite life resulting in a valuation allowance release of 80% of our remaining indefinite life deferred tax liability. Included within the net decrease in the valuation allowance was an increase of $62 million recorded through other comprehensive income.
At February 3, 2018 and January 28, 2017, we had a valuation allowance of $4.2 billion and $5.5 billion, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased, or if the objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.
At the end of 2017 and 2016, respectively, we had a federal and state net operating loss ("NOL") deferred tax asset of $1.7 billion and $2.3 billion, which will expire predominately between 2019 and 2037. We have credit carryforwards of $899 million, which will expire between 2018 and 2037.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Accounting for Uncertainties in Income Taxes
We are present in a large number of taxable jurisdictions, and at any point in time, can have audits underway at various stages of completion in any of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by federal, foreign and/or local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the tax provision as appropriate. While we do not expect material changes, it is possible that the amount of unrecognized benefit with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months related to the audits described above. At this time, our estimated range of impact on the balance of unrecognized tax benefits for 2018 is a change of $1 million to $14 million, which would impact the effective tax rate by $1 million to $11 million. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits ("UTB") is as follows:

	Federal, State and Foreign Tax
millions	February 3, 2018	January 28, 2017	January 30, 2016
Gross UTB Balance at Beginning of Period	$142	$137	$131
Tax positions related to the current period:
Gross increases	20	12	14
Gross decreases	—	—	—
Tax positions related to prior periods:
Gross increases	—	—	—
Gross decreases	(26)	—	—
Settlements	(1)	—	—
Lapse of statute of limitations	(5)	(7)	(8)
Gross UTB Balance at End of Period	$130	$142	$137
At the end of 2017, we had gross unrecognized tax benefits of $130 million. Of this amount, $103 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to indirect tax benefits. During 2017 and 2016, the gross unrecognized tax benefits increased by $20 million and $12 million, respectively, due to current year accruals for existing tax positions. We expect that our unrecognized tax benefits could decrease up to $10 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At February 3, 2018 and January 28, 2017, the total amount of interest and penalties recognized within the related tax liability in our Consolidated Balance Sheet was $51 million ($40 million net of federal benefit) and $61 million ($40 million net of federal benefit), respectively. The total amount of net interest benefit recognized in our Consolidated Statements of Operations was $6 million in 2017. The total amount of net interest expense recognized in our Consolidated Statements of Operations was $3 million and $4 million in 2016 and 2015, respectively.
We file income tax returns in both the United States and various foreign jurisdictions. The U.S. Internal Revenue Service ("IRS") has completed its examination of all federal tax returns of Holdings through the 2009 return, and all matters arising from such examinations have been resolved. In addition, Holdings and Sears are under examination by various state, local and foreign income tax jurisdictions for the years 2003 through 2016, and Kmart is under examination by such jurisdictions for the years 2006 through 2016.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 11—REAL ESTATE TRANSACTIONS
Gain on Sales of Assets
We recognized $1.6 billion, $247 million and $743 million in gains on sales of assets during 2017, 2016 and 2015, respectively. These gains were primarily a result of several real estate transactions. Real estate transactions in 2017 included properties that served as collateral for our real estate facilities for which proceeds of $250 million, $116 million and $55 million were used to pay interest and a portion of the 2016 Secured Loan Facility, 2017 Secured Loan Facility and Incremental Loans, respectively. Gains in 2017 also included a gain of $492 million in connection with the Craftsman Sale, which is further described in Note 1.
Seritage transaction and JV transactions
On April 1, 2015, April 13, 2015, and April 30, 2015, Holdings and General Growth Properties, Inc. ("GGP"), Simon Property Group, Inc. ("Simon") and The Macerich Company ("Macerich"), respectively, announced that they entered into three distinct real estate joint ventures (collectively, the "JVs"). Holdings contributed 31 properties to the JVs where Holdings currently operates stores (the "JV properties"), in exchange for a 50% interest in the JVs and $429 million in cash ($426 million, net of closing costs) (the "JV transactions"). The JV transactions valued the JV properties at $858 million in the aggregate.
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
In connection with the Seritage transaction and JV transactions, Holdings entered into agreements with Seritage and the JVs under which Holdings initially leased 255 of the properties (the "Master Leases"), with the remaining properties being leased by Seritage to third parties. Holdings has closed 19 stores pursuant to recapture notices from Seritage or the JVs and 56 stores pursuant to lease terminations. An additional 11 stores will close in 2018 pursuant to recapture notices from Seritage or the JVs. Also, in July 2017, Seritage sold a 50% joint venture interest in five of the properties and Holdings will pay rent to the new landlord.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
During 2017 and 2016, respectively, Holdings recorded gains of $253 million and $72 million related to recapture and termination activity in connection with REIT properties and JV properties. The Master Leases provide Seritage and the JVs rights to recapture 100% of certain stores. The Master Leases also provide Seritage and the JVs a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), in addition to all of the automotive care centers, all outparcels or outlots, and certain portions of parking areas and common areas, except as set forth in the Master Leases, for no additional consideration. As space is recaptured pursuant to the recapture right, Holdings' obligation to pay rent is reduced proportionately. Accordingly, Holdings recognizes gains equal to the unamortized portion of the gain that had previously been deferred which exceeds the present value of minimum lease payments, as reduced due to recapture activity. The Master Leases also provide Holdings certain rights to terminate the Master Leases with respect to REIT properties or JV properties that cease to be profitable for operation. In order to terminate the Master Lease for a certain property, Holdings must make a payment to Seritage or the JV of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property. The Company recognizes the corresponding expenses for termination payments to Seritage when we notify Seritage of our intention to terminate the leases and the stores are announced for closure. We recorded expense of $24 million and $21 million for termination payments to Seritage in 2017 and 2016, respectively, of which $11 million was reported as an amount payable to Seritage at January 28, 2017.
Holdings also recorded immediate gains of $40 million during the 2017, for the amount of gains on sale in excess of the present value of minimum lease payments for two of the properties that were previously accounted for as financing transactions. As the redevelopment at the stores had been completed and the third-party tenant had commenced rent payments to the JVs, the Company determined that the continuing involvement no longer existed and that the properties qualified for sales recognition and sale-leaseback accounting.
Sale-leaseback financing transactions
Holdings received cash proceeds for sale-leaseback financing transactions of $106 million, $71 million and $508 million in 2017, 2016 and 2015, respectively, including the Seritage transaction and JV transactions in 2015, as further described above. We accounted for the other transactions as financing transactions in accordance with accounting standards applicable to sale-leaseback transactions as a result of other forms of continuing involvement, including an earn-out provision and the requirement to prepay rent for one year. Accordingly, Holdings recorded a sale-leaseback financing obligation of $247 million and $235 million, at February 3, 2018 and January 28, 2017, respectively, which is classified as a long-term sale-leaseback financing obligation in the Consolidated Balance Sheets. The sale-leaseback financing obligation related to the four properties that had continuing involvement decreased to $70 million at February 3, 2018 as two of the properties qualified for sales recognition and sale-leaseback accounting as further described above. We continued to report real property assets of $66 million and $96 million at February 3, 2018 and January 28, 2017, respectively, in our Consolidated Balance Sheets, which are included in our Sears Domestic segment. The obligation for future minimum lease payments at February 3, 2018 is $59 million over the lease terms, and $6 million in 2018, $11 million in 2019, $9 million in 2020, $6 million in

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

2021, $6 million in 2022 and $21 million thereafter, excluding $6 million was that was prepaid upon closing the transactions.
Other real estate transactions
In addition to the Seritage transaction, JV transactions and other sale-leaseback financing transactions described above, we recorded gains on the sales of assets for other items described as follows.
During 2017, we recorded gains on the sales of assets of $544 million recognized on the sale or amendment and lease termination of 48 Sears Full-line stores and four non-retail locations in our Sears Domestic segment for which we received $711 million cash proceeds. During 2017, we also recorded gains on the sales of assets of $164 million recognized on the sale or amendment and lease termination of 41 Kmart stores and two non-retail locations in our Kmart segment for which we received $190 million cash proceeds.
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
Certain sales of our properties had leaseback arrangements. We determined that the transactions with leaseback arrangements qualify for sales recognition and sale-leaseback accounting. In accordance with accounting standards related to sale-leaseback transactions, Holdings recognized any loss on sale immediately, any gain on sale in excess of the present value of minimum lease payments immediately, and any remaining gain was deferred and will be recognized in proportion to the related rent expense over the lease term. At February 3, 2018 and January 28, 2017, respectively, $138 million and $132 million of the deferred gain on sale-leaseback is classified as current within other current liabilities, and $362 million and $563 million is classified as long-term deferred gain on sale-leaseback in the Consolidated Balance Sheets. For the other transactions, we determined that we have surrendered substantially all of our rights and obligations, and, therefore, immediate gain recognition is appropriate.
Holdings recorded rent expense in connection with sale-lease back transactions with gains that were initially deferred and are being recognized in proportion to the related rent expense over the lease term of $82 million, $96 million and $68 million in 2017, 2016 and 2015, respectively, in cost of sales, buying and occupancy in the Consolidated Statements of Operations. Rent expense consisted of straight-line rent expense offset by amortization of a deferred gain on sale-leaseback, as shown in the table below.

	2017			2016			2015
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Straight-line rent expense	$20	$140	$160	$32	$152	$184	$20	$100	$120
Amortization of deferred gain on sale-leaseback	(11)	(67)	(78)	(17)	(71)	(88)	(11)	(41)	(52)
Rent expense	$9	$73	$82	$15	$81	$96	$9	$59	$68

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 12—GOODWILL AND INTANGIBLE ASSETS

The following summarizes our intangible assets at February 3, 2018 and January 28, 2017, respectively, the amortization expenses recorded for the years then ended, as well as our estimated amortization expense for the next five years and thereafter.

	February 3, 2018		January 28, 2017
millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Favorable lease rights	$121	$44	$143	$52
Non-amortizing intangible assets:
Trade names	1,091	—	1,430	—
Total	$1,212	$44	$1,573	$52

Annual Amortization Expense
2017	$4
2016	5
2015	7

Estimated Amortization
2018	$3
2019	3
2020	3
2021	3
2022	3
Thereafter	56
Goodwill is the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for under the purchase method. Goodwill is recorded at Sears Domestic and had a balance of $269 million at both February 3, 2018 and January 28, 2017.
As described in Summary of Significant Accounting Policies in Note 1, goodwill and indefinite-lived intangible assets are not amortized but require testing for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. As a result of our annual testing of indefinite-lived intangible assets, we recorded impairment related to the Sears trade name of $72 million, $381 million and $180 million in 2017, 2016 and 2015, respectively, which reduced the carrying value to $359 million at February 3, 2018 and $431 million at January 28, 2017. The impairment is recorded at Sears Domestic and included within impairment charges on our Consolidated Statements of Operations.
NOTE 13—STORE CLOSING CHARGES, SEVERANCE COSTS AND IMPAIRMENTS
Store Closings and Severance
During 2017, 2016 and 2015, respectively, we closed 303, 206 and 38 stores in our Kmart segment and 123, 37 and 12 stores in our Sears Domestic segment. An additional 66 stores in our Kmart segment and 40 stores in our Sears Domestic segment will close during the first quarter of 2018 that we previously announced would close. We also made the decision to close one domestic supply chain distribution center in our Sears Domestic segment during 2016.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any estimated sublease income. We expect to record additional charges of approximately $55 million during 2018 related to stores we had previously made the decision to close, but have not yet closed.
Store closing costs and severance recorded for 2017, 2016 and 2015 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$154	$25	$80	$22	$19	$300
Sears Domestic	73	58	40	10	21	202
Total 2017 costs	$227	$83	$120	$32	$40	$502

Kmart	$187	$28	$71	$32	$13	$331
Sears Domestic	39	13	5	9	7	73
Total 2016 costs	$226	$41	$76	$41	$20	$404

Kmart	$39	$16	$21	$10	$1	$87
Sears Domestic	5	21	(15)	1	2	14
Total 2015 costs	$44	$37	$6	$11	$3	$101
_____________

(1)	Recorded within cost of sales, buying and occupancy in the Consolidated Statements of Operations.

(2)
Recorded within selling and administrative in the Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)	2017, 2016 and 2015 costs are recorded within depreciation and amortization on the Consolidated Statements of Operations.

Store closing cost accruals of $261 million, $216 million and $180 million at February 3, 2018, January 28, 2017 and January 30, 2016, respectively, were as shown in the table below. Store closing accruals included $126 million, $122 million and $81 million within other current liabilities and $135 million, $94 million and $99 million within other long-term liabilities in the Consolidated Balance Sheets at February 3, 2018, January 28, 2017 and January 30, 2016, respectively.

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at January 30, 2016	$58	$114	$8	$180
Store closing costs	41	85	41	167
Payments/utilizations/other	(45)	(55)	(31)	(131)
Balance at January 28, 2017	54	144	18	216
Store closing costs	83	162	32	277
Store closing capital lease obligations	—	33	—	33
Payments/utilizations/other	(88)	(139)	(38)	(265)
Balance at February 3, 2018	$49	$200	$12	$261

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Impairment of Long-Lived Assets
As described in the Summary of Significant Accounting Policies in Note 1, we performed impairment tests of certain of our long-lived assets during 2017, 2016 and 2015 (principally the value of land, buildings and other fixed assets associated with our stores). As a result of this impairment testing, the Company recorded impairment charges as shown in the table below.

millions	2017	2016	2015
Kmart	$16	$22	$14
Sears Domestic	54	24	80
Sears Holdings	$70	$46	$94
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
Rental expense for operating leases was as follows:

millions	2017	2016	2015
Minimum rentals	$666	$739	$713
Percentage rentals	5	7	8
Less-Sublease rentals	(43)	(51)	(46)
Less-Amortization of deferred gain on sale-leaseback	(78)	(88)	(52)
Total	$550	$607	$623
Minimum lease obligations, excluding taxes, insurance and other expenses payable directly by us, for leases in effect at February 3, 2018, were as follows:

	Minimum Lease Commitments
millions	Capital	Operating
2018	$28	$537
2019	15	439
2020	6	368
2021	4	297
2022	4	237
Later years	58	961
Total minimum lease payments	115	2,839
Less minimum sublease income		(92)
Net minimum lease payments		$2,747
Less:
Estimated executory costs	(4)
Interest at a weighted average rate of 4.9%	(39)
Capital lease obligations	72
Less current portion of capital lease obligations	(22)
Long-term capital lease obligations	$50

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 15—RELATED PARTY DISCLOSURE
Mr. Lampert is our Chief Executive Officer and Chairman of our Board of Directors. Mr. Lampert is also the Chairman and Chief Executive Officer of ESL. ESL owned approximately 49% of our outstanding common stock at February 3, 2018 (excluding shares of common stock that ESL may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
Bruce R. Berkowitz was a member of our Board of Directors from February 2016 through October 2017. Mr. Berkowitz serves as the Chief Investment Officer of Fairholme Capital Management, LLC, an investment adviser registered with the SEC, and is the President and a Director of Fairholme Funds, Inc., a SEC-registered investment company providing investment management services to three mutual funds (together with Fairholme Capital Management, LLC and other affiliates, "Fairholme"). Fairholme owned approximately 18% of our outstanding common stock at February 3, 2018 (excluding shares of common stock that Fairholme may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
Thomas J. Tisch has been an independent member of our Board of Directors since 2005. Mr. Tisch owned approximately 3% of our outstanding common stock at February 3, 2018.
Unsecured Commercial Paper
During 2017 and 2016, ESL and its affiliates held unsecured commercial paper issued by SRAC, an indirect wholly-owned subsidiary of Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate, and principal amount outstanding for this commercial paper was 8 days, 8.22% and $28 million and 21 days, 7.87% and $100 million, respectively, in 2017 and 2016. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2017 was $160 million and $3 million of interest was paid by SRAC to ESL during 2017.
During 2016, Fairholme and its affiliates held unsecured commercial paper issued by SRAC. For the commercial paper outstanding to Fairholme, the weighted average of each of maturity, annual interest rate, and principal amount outstanding for this commercial paper was 63 days, 7.42% and $1 million in 2016.
The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
Secured Short-Term Loan
In September 2014, the Company, through the Short-Term Borrowers, entities wholly-owned and controlled, directly or indirectly by the Company, entered into the $400 million Short-Term Loan with the Short-Term Lender, entities affiliated with ESL and Fairholme. The Company repaid the Short-Term Loan during 2015, resulting in no balance outstanding at February 3, 2018 or January 28, 2017. See Note 3 for additional information regarding the Short-Term Loan.
LC Facility
On December 28, 2016, the Company, through the Borrowers, entered into the LC Facility, which was subsequently amended in August 2017, and which provides for the amended LC Facility. At February 3, 2018, and January 28, 2017, we had $271 million and $200 million, respectively, of letters of credit outstanding under the LC Facility, which amounts were initially committed by entities affiliated with ESL, and the Lenders under the LC Facility maintain cash collateral on deposit with the Issuing Bank of $133 million and $204 million at February 3, 2018 and January 28, 2017, respectively. As of February 3, 2018, $138 million of the amount originally committed by entities affiliated with ESL under the LC Facility has been syndicated to unaffiliated third party lenders. See Note 3 for additional information regarding the LC Facility, as amended.
Term Loan Facility
On January 4, 2018, the Company, through the Borrowers, obtained a $300 million loan facility from the Lenders, entities affiliated with ESL. At February 3, 2018, JPP LLC and JPP II, LLC, entities affiliated with ESL,

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

held $151 million of principal amount of the Term Loan Facility. See Note 3 for additional information regarding the Term Loan Facility.
2017 Secured Loan Facility
On January 3, 2017, the Company, through the 2017 Secured Loan Borrowers, obtained a $500 million real estate loan facility from the Lenders, entities affiliated with ESL. At February 3, 2018 and January 28, 2017, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $384 million and $500 million of principal amount of the 2017 Secured Loan Facility, respectively. Approximately $116 million of proceeds received from real estate transactions were used to reduce outstanding borrowings under the 2017 Secured Loan Facility, all of which were repaid to entities affiliated with ESL. During October 2017, the Company, through the Incremental Loan Borrowers, obtained Incremental Loans totaling $200 million from the Lenders. At February 3, 2018, JPP LLC and JPP II, LLC, held $145 million of principal amount of the Incremental Loans. Approximately $55 million of proceeds received from real estate transactions were used to reduce outstanding borrowings under the Incremental Loans, all of which were repaid to entities affiliated with ESL. See Note 3 for additional information regarding the 2017 Secured Loan Facility and Incremental Loans.
2016 Secured Loan Facility
In April 2016, the Company, through the 2016 Secured Loan Borrowers, obtained a $500 million real estate loan facility from the 2016 Secured Loan Lenders, some of which are entities affiliated with ESL. At February 3, 2018 and January 28, 2017, entities affiliated with ESL held $126 million and $216 million, respectively, of principal amount of the 2016 Secured Loan Facility. Proceeds received from real estate transactions were used to reduce outstanding borrowings under the 2016 Secured Loan Facility, of which $89 million was repaid to entities affiliated with ESL. See Note 3 for additional information regarding the 2016 Secured Loan Facility, as amended.
2016 Term Loan
In April 2016, the Company, through the ABL Borrowers, obtained a $750 million senior secured term loan under the Amended Domestic Credit Agreement with a syndicate of lenders, including $146 million (net of original issue discount) from JPP, LLC and JPP II, LLC, entities affiliated with ESL, and $100 million from the Company's domestic pension plans. At February 3, 2018, JPP LLC and JPP II, LLC, and the Company's domestic pension plans held $38 million and $77 million, respectively, of principal amount of the 2016 Term Loan. At January 28, 2017, JPP LLC and JPP II, LLC, and the Company's domestic pension plans held $150 million and $100 million, respectively, of principal amount of the 2016 Term Loan. As disclosed in Note 3, a portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the 2016 Term Loan, of which $36 million and $24 million was repaid to JPP LLC and JPP II, LLC, and the Company's domestic pension plans, respectively. See Note 3 for additional information regarding the 2016 Term Loan.
Second Lien Credit Agreement
In September 2016, the Company, through the ABL Borrowers, obtained a $300 million Second Lien Term Loan from the Lenders, entities affiliated with ESL. At both February 3, 2018 and January 28, 2017, JPP LLC and JPP II, LLC, held $300 million of principal amount of the Second Lien Term Loan.
Additionally, as further discussed in Note 3, in July 2017, the Company amended its Second Lien Credit Agreement to create an additional Line of Credit Facility. The Company received $610 million in net proceeds from Line of Credit Loans during 2017, including $480 million, $25 million and $20 million from ESL and its affiliates, Mr. Berkowitz and his affiliates, and Mr. Tisch and his affiliates, respectively, which also represents the principal amount of Line of Credit Loans held by ESL and its affiliates and Mr. Tisch and his affiliates at February 3, 2018. The Company made repayments of $25 million during 2017 to Mr. Berkowitz and his affiliates. See Note 3 for additional information regarding the Second Lien Credit Agreement, as amended.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Old Senior Secured Notes
At February 3, 2018 and January 28, 2017, Mr. Lampert and ESL held an aggregate of approximately $20 million and $11 million, respectively, of principal amount of the Company's Old Senior Secured Notes. Mr. Lampert and ESL tendered approximately $165 million of the Company's Old Senior Secured Notes in the Offer, which is further discussed in Note 3.
At January 28, 2017, Fairholme held an aggregate of approximately $46 million of principal amount of the Company's Old Senior Secured Notes, respectively. Fairholme tendered approximately $207 million of the Company's Old Senior Secured Notes in the Tender Offer, which is further discussed in Note 3.
Subsidiary Notes
At January 28, 2017, Mr. Lampert and ESL held an aggregate of $3 million of principal amount of unsecured notes issued by SRAC (the "Subsidiary Notes").
At February 3, 2018 and January 28, 2017, Fairholme held an aggregate of $9 million and $14 million, respectively, of principal amount of the Subsidiary Notes.
Old Senior Unsecured Notes and Warrants
At both February 3, 2018 and January 28, 2017, Mr. Lampert and ESL held an aggregate of approximately $188 million of principal amount of the Company's Old Senior Unsecured Notes, and 10,033,472 warrants to purchase shares of Holdings' common stock at both February 3, 2018 and January 28, 2017.
At February 3, 2018 and January 28, 2017, respectively, Fairholme held an aggregate of approximately $336 million and $357 million of principal amount of the Company's Old Senior Unsecured Notes, and 5,768,185 and 6,713,725 warrants to purchase shares of Holdings' common stock.
At both February 3, 2018 and January 28, 2017, Mr. Tisch held an aggregate of approximately $10 million of principal amount of the Company's Old Senior Unsecured Notes, and 136,272 warrants to purchase shares of Holdings' common stock.
Sears Canada
ESL owns approximately 45% of the outstanding common shares of Sears Canada (based on publicly available information as of July 27, 2017).
Lands' End
ESL owns approximately 67% of the outstanding common stock of Lands' End (based on publicly available information as of January 24, 2018). Holdings and certain of its subsidiaries entered into a transition services agreement in connection with the spin-off pursuant to which Lands' End and Holdings agreed to provide, on an interim, transitional basis, various services, including but not limited to, tax services, logistics services, auditing and compliance services, inventory management services, information technology services and continued participation in certain contracts shared with Holdings and its subsidiaries, as well as agreements related to Lands' End Shops at Sears and participation in the Shop Your Way program. The majority of the services under the transition services agreement with Lands' End have expired or been terminated. In July 2016, the Company and Lands' End executed an agreement pursuant to which the Company will provide foreign buying office support and sourcing services to Lands' End. The agreement expires on June 30, 2020.
Amounts due to or from Lands' End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands' End on at least a monthly basis. At February 3, 2018, Holdings reported a net amount receivable from Lands' End of $1 million within accounts receivable in the Consolidated Balance Sheets. At January 28, 2017, Holdings reported a net amount payable to Lands' End of $1 million within other current liabilities in the Consolidated Balance Sheets. Amounts related to revenue from retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way program and corporate shared services were $60 million, $65 million and $69 million, respectively, during 2017, 2016 and 2015. The amounts Lands' End earned related to call center services and commissions were $2 million, $10 million and $10 million, respectively, during 2017, 2016 and 2015.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At February 3, 2018 and January 28, 2017, Holdings reported a net amount receivable from SHO of $28 million and $81 million, respectively, within accounts receivable in the Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $1.0 billion, $1.2 billion and $1.5 billion, respectively, during 2017, 2016 and 2015. The net amounts SHO earned related to commissions were $66 million, $82 million and $91 million, respectively, during 2017, 2016 and 2015. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 for further information related to these guarantees.
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
Seritage
ESL owns approximately 7.2% of the total voting power of Seritage, and approximately 43.5% of the limited partnership units of Seritage Growth Properties, L.P. (the "Operating Partnership"), the entity that now owns the properties sold by the Company in the Seritage transaction and through which Seritage conducts its operations (based on publicly available information as of December 27, 2017). Mr. Lampert is also currently the Chairman of the Board of Trustees of Seritage. Fairholme owns approximately 11% of the outstanding Class A common shares of Seritage and 100% of the outstanding Class C non-voting common shares of Seritage (based on publicly available information as of February 14, 2018).
In connection with the Seritage transaction as described in Note 11, Holdings entered into the Master Leases with Seritage. The initial amount of aggregate annual base rent under the Master Leases is $134 million for the REIT properties, with increases of 2% per year beginning in the second lease year. At February 3, 2018, Holdings reported prepaid rent of $6 million within prepaid expenses and other current assets in the Consolidated Balance Sheets. Holdings recorded rent expense of $70 million, $83 million and $49 million in cost of sales, buying and occupancy for 2017, 2016 and 2015, respectively. Rent expense consists of straight-line rent expense of $117 million, $142

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

million and $84 million, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $47 million, $59 million and $35 million for 2017, 2016 and 2015, respectively.
In addition to base rent under the Master Leases, Holdings pays monthly installment expenses for property taxes and insurance at all REIT properties where Holdings is a tenant and installment expenses for common area maintenance, utilities and other operating expenses at REIT properties that are multi-tenant locations where Holdings and other third parties are tenants. The initial amount of aggregate installment expenses under the Master Leases was $70 million, based on estimated installment expenses, and currently is $41 million as a result of recapture activity and reconciling actual installment expenses. Holdings paid $43 million, $64 million and $40 million for 2017, 2016 and 2015, respectively, recorded in cost of sales, buying and occupancy.
At February 3, 2018 and January 28, 2017, respectively, Holdings reported an amount receivable from Seritage of $1 million and $14 million within accounts receivable in the Consolidated Balance Sheets. Holdings reported an amount payable to Seritage of $11 million within other current liabilities in the Consolidated Balance Sheets at January 28, 2017.
NOTE 16—SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at February 3, 2018 and January 28, 2017 consisted of the following:

millions	February 3, 2018	January 28, 2017
Unearned revenues	$539	$639
Self-insurance reserves	491	535
Other	437	467
Total	$1,467	$1,641
The Company sells service contracts that provide for preventative maintenance and repair/replacement coverage on consumer products over periods of time ranging from 12 to 144 months. Revenues from the sale of service contracts, and the related direct acquisition costs, are deferred and amortized on a straight-line basis over the lives of the associated contracts, while the associated service costs are expensed as incurred. The table below shows activity related to unearned revenues for service contracts, which are recorded within unearned revenues and other long-term liabilities in the Consolidated Balance Sheets.

millions	Unearned Revenues
Balance at January 30, 2016	$1,405
Sales of service contracts	855
Revenue recognized on existing service contracts	(961)
Balance at January 28, 2017	1,299
Sales of service contracts	691
Revenue recognized on existing service contracts	(876)
Balance at February 3, 2018	$1,114

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

(iv)	Service—includes repair, installation and automotive service and extended contract revenue; and

(v)
Other—includes revenues earned in connection with our agreements with SHO and Lands' End, as well as online commissions, licensed business revenues, wholesale revenues, rental income and credit revenues.

	2017
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$1,550	$5,656	$7,206
Apparel and Soft Home	2,096	2,182	4,278
Food and Drug	1,918	7	1,925
Total merchandise sales	5,564	7,845	13,409
Services and other
Services	4	1,811	1,815
Other	50	1,428	1,478
Total services and other	54	3,239	3,293
Total revenues	5,618	11,084	16,702
Costs and expenses:
Cost of sales, buying and occupancy - merchandise sales	4,592	6,757	11,349
Cost of sales and occupancy - services and other	9	1,817	1,826
Total cost of sales, buying and occupancy	4,601	8,574	13,175
Selling and administrative	1,455	3,676	5,131
Depreciation and amortization	60	272	332
Impairment charges	16	126	142
Gain on sales of assets	(881)	(767)	(1,648)
Total costs and expenses	5,251	11,881	17,132
Operating income (loss)	$367	$(797)	$(430)
Total assets	$1,576	$5,686	$7,262
Capital expenditures	$18	$62	$80

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	2016
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$2,445	$7,126	$9,571
Apparel and Soft Home	3,044	2,522	5,566
Food and Drug	3,088	11	3,099
Total merchandise sales	8,577	9,659	18,236
Services and other
Services	9	2,101	2,110
Other	64	1,728	1,792
Total services and other	73	3,829	3,902
Total revenues	8,650	13,488	22,138
Costs and expenses:
Cost of sales, buying and occupancy - merchandise sales	7,075	8,109	15,184
Cost of sales and occupancy - services and other	18	2,250	2,268
Total cost of sales, buying and occupancy	7,093	10,359	17,452
Selling and administrative	2,175	3,934	6,109
Depreciation and amortization	71	304	375
Impairment charges	22	405	427
Gain on sales of assets	(181)	(66)	(247)
Total costs and expenses	9,180	14,936	24,116
Operating loss	$(530)	$(1,448)	$(1,978)
Total assets	$2,134	$7,228	$9,362
Capital expenditures	$43	$99	$142

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

	2015
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$2,936	$7,915	$10,851
Apparel and Soft Home	3,434	2,907	6,341
Food and Drug	3,735	9	3,744
Total merchandise sales	10,105	10,831	20,936
Services and other
Services	13	2,127	2,140
Other	70	2,000	2,070
Total services and other	83	4,127	4,210
Total revenues	10,188	14,958	25,146
Costs and expenses:
Cost of sales, buying and occupancy - merchandise sales	8,023	8,794	16,817
Cost of sales and occupancy - services and other	19	2,500	2,519
Total cost of sales, buying and occupancy	8,042	11,294	19,336
Selling and administrative	2,537	4,320	6,857
Depreciation and amortization	72	350	422
Impairment charges	14	260	274
Gain on sales of assets	(185)	(558)	(743)
Total costs and expenses	10,480	15,666	26,146
Operating loss	$(292)	$(708)	$(1,000)
Total assets	$3,059	$8,278	$11,337
Capital expenditures	$42	$169	$211
NOTE 18—LEGAL PROCEEDINGS
We are a defendant in several lawsuits containing class or collective action allegations in which the plaintiffs are current and former hourly and salaried associates who allege violations of various wage and hour laws, rules and regulations pertaining to alleged misclassification of certain of our employees, the failure to pay overtime, and/or the failure to pay for missed meal and rest periods, and other payroll violations. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Further, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We also are a defendant in putative class action or representative lawsuits in California relating to alleged failure to comply with California laws pertaining to certain operational, marketing, and pricing practices. The California laws alleged to have been violated in each of these lawsuits provide the potential for significant statutory penalties. At this time, the Company is not able to either predict the outcome of these lawsuits or reasonably estimate a potential range of loss with respect to the lawsuits.
We are subject to various other legal and governmental proceedings and investigations, including some involving the practices and procedures in our more highly regulated businesses. Some matters contain class action allegations, environmental and asbestos exposure allegations and other consumer-based, regulatory claims, each of which may seek compensatory, punitive or treble damage claims (potentially in large amounts), as well as other types of relief. At this time, the Company is not able to either predict the outcome of these lawsuits or reasonably estimate a potential range of loss with respect to these lawsuits.
In accordance with accounting standards regarding loss contingencies, we accrue an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and we

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

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
NOTE 19—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2017
millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$4,301	$4,365	$3,660	$4,376
Cost of sales, buying and occupancy	3,371	3,394	2,958	3,452
Selling and administrative	1,267	1,369	1,339	1,156
Net income (loss) attributable to Holdings' shareholders	244	(251)	(558)	182
Basic net income (loss) per share attributable to Holdings' shareholders	2.28	(2.34)	(5.19)	1.69
Diluted net income (loss) per share attributable to Holdings' shareholders	2.28	(2.34)	(5.19)	1.69

	2016
millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$5,394	$5,663	$5,029	$6,052
Cost of sales, buying and occupancy	4,217	4,403	4,067	4,765
Selling and administrative	1,503	1,484	1,543	1,579
Net loss attributable to Holdings' shareholders	(471)	(395)	(748)	(607)
Basic net loss per share attributable to Holdings' shareholders	(4.41)	(3.70)	(6.99)	(5.67)
Diluted net loss per share attributable to Holdings' shareholders	(4.41)	(3.70)	(6.99)	(5.67)
Per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. In the first quarter of 2017, we recorded a gain on the Craftsman Sale of $492 million. Refer to Note 1 for more information related to the Craftsman Sale. In addition, in the fourth quarter of 2017, the income tax benefit included a tax benefit of approximately $470 million related to the impacts of the Tax Act. Refer to Note 10 for more information. In the fourth quarter of 2017 and 2016, we recorded impairment related to the Sears trade name of $72 million and $381 million, respectively. Refer to Note 12 for more information related to these impairment charges.

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

NOTE 20—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At February 3, 2018, the principal amount outstanding of the Company’s 6 5/8% senior secured notes due 2018 was $303 million. These notes were issued in 2010 by Sears Holdings Corporation ("Parent"). The Old Senior Secured Notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the Senior Secured Notes, as well as by Sears Holdings Management Corporation and SRAC (the "guarantor subsidiaries"). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at February 3, 2018 and January 28, 2017, and the Condensed Consolidating Statements of Operations, the Consolidating Statements of Comprehensive Income (Loss) and the Condensed Consolidating Statements of Cash flows for 2017, 2016 and 2015 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

 Condensed Consolidating Balance Sheet
February 3, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$152	$30	$—	$182
Restricted cash	154	—	—	—	154
Intercompany receivables	—	—	27,993	(27,993)	—
Accounts receivable	—	322	21	—	343
Merchandise inventories	—	2,798	—	—	2,798
Prepaid expenses and other current assets	309	899	478	(1,351)	335
Total current assets	463	4,171	28,522	(29,344)	3,812
Total property and equipment, net	—	1,043	686	—	1,729
Goodwill and intangible assets	—	346	1,189	(98)	1,437
Other assets	179	1,331	1,159	(2,385)	284
Investment in subsidiaries	8,790	27,752	—	(36,542)	—
TOTAL ASSETS	$9,432	$34,643	$31,556	$(68,369)	$7,262
Current liabilities
Short-term borrowings	$144	$937	$—	$(166)	$915
Current portion of long-term debt and capitalized lease obligations	303	897	—	(232)	968
Merchandise payables	—	576	—	—	576
Intercompany payables	11,099	16,894	—	(27,993)	—
Other current liabilities	16	1,941	1,448	(949)	2,456
Total current liabilities	11,562	21,245	1,448	(29,340)	4,915
Long-term debt and capitalized lease obligations	1,991	2,734	—	(2,476)	2,249
Pension and postretirement benefits	—	1,616	3	—	1,619
Deferred gain on sale-leaseback	—	360	2	—	362
Sale-leaseback financing obligation	—	158	89	—	247
Long-term deferred tax liabilities	—	—	349	(223)	126
Other long-term liabilities	—	1,131	514	(178)	1,467
Total Liabilities	13,553	27,244	2,405	(32,217)	10,985
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(4,121)	7,399	29,151	(36,152)	(3,723)
Total Equity (Deficit)	(4,121)	7,399	29,151	(36,152)	(3,723)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$9,432	$34,643	$31,556	$(68,369)	$7,262

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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations
For the Year Ended February 3, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$13,375	$—	$34	$13,409
Services and other	—	3,303	2,283	(2,293)	3,293
Total revenues	—	16,678	2,283	(2,259)	16,702
Cost of sales, buying and occupancy - merchandise sales	1	11,237	—	111	11,349
Cost of sales and occupancy - services and other	—	2,228	876	(1,278)	1,826
Total cost of sales, buying and occupancy	1	13,465	876	(1,167)	13,175
Selling and administrative	(27)	5,409	841	(1,092)	5,131
Depreciation and amortization	—	270	62	—	332
Impairment charges	—	70	72	—	142
Gain on sales of assets	(486)	(1,142)	(20)	—	(1,648)
Total costs and expenses	(512)	18,072	1,831	(2,259)	17,132
Operating income (loss)	512	(1,394)	452	—	(430)
Interest expense	(600)	(994)	(19)	1,074	(539)
Interest and investment income (loss)	45	195	412	(664)	(12)
Income (loss) before income taxes	(43)	(2,193)	845	410	(981)
Income tax (expense) benefit	232	765	(399)	—	598
Equity (deficit) in earnings in subsidiaries	(982)	460	—	522	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(793)	$(968)	$446	$932	$(383)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations
For the Year Ended January 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$18,218	$—	$18	$18,236
Services and other	—	3,985	2,796	(2,879)	3,902
Total revenues	—	22,203	2,796	(2,861)	22,138
Cost of sales, buying and occupancy - merchandise sales	—	15,104	—	80	15,184
Cost of sales and occupancy - services and other	—	2,824	1,056	(1,612)	2,268
Total cost of sales, buying and occupancy	—	17,928	1,056	(1,532)	17,452
Selling and administrative	6	6,506	926	(1,329)	6,109
Depreciation and amortization	—	303	72	—	375
Impairment charges	—	46	381	—	427
Gain on sales of assets	—	(343)	(2)	98	(247)
Total costs and expenses	6	24,440	2,433	(2,763)	24,116
Operating income (loss)	(6)	(2,237)	363	(98)	(1,978)
Interest expense	(385)	(645)	(13)	639	(404)
Interest and investment income (loss)	20	152	441	(639)	(26)
Other income (loss)	13	—	(217)	217	13
Income (loss) before income taxes	(358)	(2,730)	574	119	(2,395)
Income tax (expense) benefit	28	529	(383)	—	174
Equity (deficit) in earnings in subsidiaries	(2,010)	5	—	2,005	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(2,340)	$(2,196)	$191	$2,124	$(2,221)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations
For the Year Ended January 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$20,925	$—	$11	$20,936
Services and other	—	4,339	2,861	(2,990)	4,210
Total revenues	—	25,264	2,861	(2,979)	25,146
Cost of sales, buying and occupancy - merchandise sales	—	16,749	—	68	16,817
Cost of sales and occupancy - services and other	—	3,070	1,131	(1,682)	2,519
Total cost of sales, buying and occupancy	—	19,819	1,131	(1,614)	19,336
Selling and administrative	3	7,322	897	(1,365)	6,857
Depreciation and amortization	—	350	72	—	422
Impairment charges	—	94	180	—	274
Gain on sales of assets	—	(735)	(8)	—	(743)
Total costs and expenses	3	26,850	2,272	(2,979)	26,146
Operating income (loss)	(3)	(1,586)	589	—	(1,000)
Interest expense	(265)	(481)	(83)	506	(323)
Interest and investment income (loss)	(19)	44	419	(506)	(62)
Income (loss) before income taxes	(287)	(2,023)	925	—	(1,385)
Income tax (expense) benefit	115	480	(338)	—	257
Equity (deficit) in earnings in subsidiaries	(956)	158	—	798	—
Net income (loss)	(1,128)	(1,385)	587	798	(1,128)
Income attributable to noncontrolling interests	—	—	—	(1)	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(1,128)	$(1,385)	$587	$797	$(1,129)

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended February 3, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(793)	$(968)	$446	$932	$(383)
Other comprehensive income:
Pension and postretirement adjustments, net of tax	—	478	—	—	478
Unrealized net gain, net of tax	6	—	45	(51)	—
Currency translation adjustments, net of tax	—	—	2	—	2
Total other comprehensive income	6	478	47	(51)	480
Comprehensive income (loss) attributable to Holdings' shareholders	$(787)	$(490)	$493	$881	$97

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended January 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(2,340)	$(2,196)	$191	$2,124	$(2,221)
Other comprehensive income:
Pension and postretirement adjustments, net of tax	—	366	—	—	366
Dissolution of noncontrolling interest	—	—	(7)	—	(7)
Unrealized net gain, net of tax	—	—	122	(122)	—
Total other comprehensive income	—	366	115	(122)	359
Comprehensive income (loss)	(2,340)	(1,830)	306	2,002	(1,862)
Comprehensive income attributable to noncontrolling interest	—	—	—	7	7
Comprehensive income (loss) attributable to Holdings' shareholders	$(2,340)	$(1,830)	$306	$2,009	$(1,855)

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

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended February 3, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1	$(2,404)	$682	$(121)	$(1,842)
Proceeds from sales of property and investments	—	1,093	16	—	1,109
Proceeds from Craftsman Sale	572	—	—	—	572
Proceeds from sales of receivables	293	—	—	—	293
Purchases of property and equipment	—	(70)	(10)	—	(80)
Net investing with Affiliates	(934)	—	(563)	1,497	—
Net cash provided by (used in) investing activities	(69)	1,023	(557)	1,497	1,894
Proceeds from debt issuances	410	610	—	—	1,020
Repayments of long-term debt	(171)	(1,185)	—	—	(1,356)
Increase in short-term borrowings, primarily 90 days or less	—	271	—	—	271
Proceeds from sale-leaseback financing	—	106	—	—	106
Debt issuance costs	(17)	(26)	—	—	(43)
Intercompany dividend	—	—	(121)	121	—
Net borrowing with Affiliates	—	1,497	—	(1,497)	—
Net cash provided by (used in) financing activities	222	1,273	(121)	(1,376)	(2)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	154	(108)	4	—	50
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF YEAR	—	260	26	—	286
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF YEAR	$154	$152	$30	$—	$336

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended January 28, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$244	$(2,137)	$820	$(308)	$(1,381)
Proceeds from sales of property and investments	—	273	113	—	386
Purchases of property and equipment	—	(133)	(9)	—	(142)
Net investing with Affiliates	(239)	—	(627)	866	—
Net cash provided by (used in) investing activities	(239)	140	(523)	866	244
Proceeds from debt issuances	—	2,028	—	—	2,028
Repayments of long-term debt	—	(65)	(1)	—	(66)
Decrease in short-term borrowings, primarily 90 days or less	—	(797)	—	—	(797)
Proceeds from sale-leaseback financing	—	71	—	—	71
Debt issuance costs	(5)	(46)	—	—	(51)
Intercompany dividend	—	—	(308)	308	—
Net borrowing with Affiliates	—	866	—	(866)	—
Net cash provided by (used in) financing activities	(5)	2,057	(309)	(558)	1,185
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	60	(12)	—	48
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF YEAR	—	200	38	—	238
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF YEAR	$—	$260	$26	$—	$286

SEARS HOLDINGS CORPORATION
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended January 30, 2016

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$395	$(3,021)	$938	$(479)	$(2,167)
Proceeds from sales of property and investments	—	2,725	5	—	2,730
Purchases of property and equipment	—	(202)	(9)	—	(211)
Net investing with Affiliates	(395)	—	(446)	841	—
Net cash provided by (used in) investing activities	(395)	2,523	(450)	841	2,519
Repayments of long-term debt	—	(1,403)	(2)	—	(1,405)
Increase in short-term borrowings, primarily 90 days or less	—	583	—	—	583
Proceeds from sale-leaseback financing	—	508	—	—	508
Debt issuance costs	—	(50)	—	—	(50)
Intercompany dividend	—		(479)	479	—
Net borrowing with Affiliates	—	841	—	(841)	—
Net cash provided by (used in) financing activities	—	479	(481)	(362)	(364)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(19)	7	—	(12)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF YEAR	—	219	31	—	250
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF YEAR	$—	$200	$38	$—	$238

Sears Holdings Corporation
Schedule II-Valuation and Qualifying Accounts
Years 2017, 2016 and 2015

millions	Balance at beginning of period	Additions charged to costs and expenses	(Deductions)	Balance at end of period

Allowance for Doubtful Accounts(1):
2017	$37	$7	$(9)	$35
2016	34	9	(6)	37
2015	25	10	(1)	34

Allowance for Deferred Tax Assets(2):
2017	$5,519	$86	$(1,418)	$4,187
2016	4,757	1,000	(238)	5,519
2015	4,478	603	(324)	4,757
__________________

(1)	Charges to the account are for the purposes for which the reserves were created.

(2)
In 2017, the deferred tax assets and liabilities, along with the valuation allowance, decreased due to the reduction in the corporate income tax rate from 35% to 21% pursuant to the Tax Act. In addition, the pension liability and other federal and state deferred tax assets decreased during the year.

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
Management assessed the effectiveness of the Company's internal control over financial reporting at February 3, 2018. In making its assessment, management used the criteria set forth in the Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The assessment included the documentation and understanding of the Company's internal control over financial reporting. Management evaluated the design effectiveness and tested the operating effectiveness of internal controls over financial reporting to form its conclusion.
Based on this evaluation, management concluded that, at February 3, 2018, the Company's internal control over financial reporting is effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles.
Deloitte & Touche LLP, independent registered public accounting firm, has reported on the effectiveness of the Company's internal control over financial reporting at February 3, 2018, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Sears Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sears Holdings Corporation and subsidiaries (the "Company") as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive income (loss), deficit, and cash flows, for each of the three years in the period ended February 3, 2018, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
March 23, 2018

We have served as the Company's auditor since 2005.

SEARS HOLDINGS CORPORATION

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Our management, with the participation of our principal executive and principal financial officers, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on this evaluation, the principal executive and principal financial officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Information required by this Item 10 with respect to members of our Board of Directors and our Audit Committee will be included under the headings "Election of Directors," "Election of Directors - Committees of the Board of Directors," and "Corporate Governance - Director Independence" of our definitive proxy statement for our annual meeting of stockholders to be held on May 9, 2018 (the "2018 Proxy Statement") and is incorporated herein by reference. Information required by this Item 10 with respect to Section 16(a) beneficial ownership reporting compliance will be included under the heading "Other Information - Section 16(a) Beneficial Ownership Reporting Compliance" of the 2018 Proxy Statement and is incorporated herein by reference.
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
Information regarding named executive officer and director compensation will be included under the headings "Executive Compensation," "Compensation of Directors," and "Compensation Committee Report" of the 2018 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management will be included under the heading "Amount and Nature of Beneficial Ownership" of the 2018 Proxy Statement and is incorporated herein by reference.

See also Equity Compensation Plan Information in Item 5 of this Report for a discussion of securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be included under the headings "Certain Relationships and Transactions," "Review and Approval of Transactions with Related Persons" and "Corporate Governance" of the 2018 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information regarding principal accountant fees and services will be included under the heading "Independent Registered Public Accounting Firm Fees" of the 2018 Proxy Statement and is incorporated herein by reference.

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

SEARS HOLDINGS CORPORATION

By:	/S/ ROBERT A. RIECKER
Name:	Robert A. Riecker
Title:	Chief Financial Officer
Date: March 23, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

/S/ EDWARD S. LAMPERT	Director, Chairman of the Board of Directors, and Chief Executive Officer (principal executive officer)	March 23, 2018
Edward S. Lampert

/S/ ROBERT A. RIECKER	Chief Financial Officer (principal financial officer and principal accounting officer)	March 23, 2018
Robert A. Riecker

/S/ PAUL G. DEPODESTA	Director	March 23, 2018
Paul G. DePodesta

/S/ KUNAL S. KAMLANI	Director	March 23, 2018
Kunal S. Kamlani

/S/ WILLIAM C. KUNKLER, III	Director	March 23, 2018
William C. Kunkler, III

/S/ ANN N. REESE	Director	March 23, 2018
Ann N. Reese

/S/ THOMAS J. TISCH	Director	March 23, 2018
Thomas J. Tisch

EXHIBIT INDEX

2.1
Purchase and Sale Agreement, dated as of January 5, 2017, by and between Sears Holdings Corporation and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated January 5, 2017, filed on January 10, 2017 (File No. 001-36693)).

2.2
First Amendment to Purchase and Sale Agreement, dated April 13, 2017, by and between Sears Holdings Corporation and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2017 (File No. 001-36693)).

2.3
Second Amendment to Purchase and Sale Agreement, dated July 28, 2017, by and between Sears Holdings Corporation and Stanley Black & Decker (incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017 (File No. 001-36693)).

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

4.3
Fourth Supplemental Indenture, dated as of January 9, 2018, among Sears Holdings Corporation, the guarantors party thereto and Wilmington Trust, National Association, as successor trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K, dated January 4, 2018, filed January 10, 2018 (File No. 001-36693)).

4.4
Fifth Supplemental Indenture, dated as of March 20, 2018, among Sears Holdings Corporation, the guarantors party thereto and Wilmington Trust, National Association, as successor trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K, dated March 20, 2018, filed March 23, 2018 (File No. 001-36693))

4.5
Indenture, dated as of March 20, 2018, by and among Sears Holdings Corporation, the guarantors party thereto and Computershare Trust Company, N.A. (including form of note) (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K, dated March 20, 2018, filed March 23, 2018 (File No. 001-36693)).

4.6
Amended and Restated Security Agreement, dated as of March 20, 2018, among Sears Holdings Corporation, the guarantors party thereto and National Association, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K, dated March 20, 2018, filed on March 23, 2018 (File No. 001-36693)).

4.7
Second Amended and Restated Intercreditor Agreement, dated as of March 20, 2018, by and among Bank of America, N.A. and Wells Fargo Bank, National Association as ABL Agents, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated March 20, 2018, filed on March 23, 2018 (File No. 001-36693)).

4.8
Registration Rights Agreement, dated as of October 12, 2010, by and among Sears Holdings Corporation and the guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.4 to Registrant's Current Report on Form 8-K, dated October 12, 2010, filed on October 15, 2010 (File No. 000-51217)).

4.90
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

4.11
Second Supplemental Indenture, dated as of March 20, 2018, by and by and between Sears Holdings Corporation and Computershare Trust Company, N.A., as Trustee (including form of note) (incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K, dated March 20, 2018, filed on March 23, 2018 (File No. 001-36693)).

4.12
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

10.4
Third Amended and Restated Credit Agreement, dated as of July 21, 2015, between Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, the lenders party thereto, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2015 (File No. 001-36693))(1).

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

10.6
Second Amendment to Third Amended and Restated Credit Agreement, dated February 10, 2017, by and among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (File No. 001-36693)).

10.7
Third Amendment to Third Amended and Restated Credit Agreement, dated as of December 12, 2017, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated December 12, 2017, filed December 12, 2017 (File No. 001-36693)).

10.8
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of February 7, 2018, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, as borrowers, the lenders party thereto, the issuing lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent, and Wells Fargo Bank, National Association, as co-collateral agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated February 7, 2018, filed February 13, 2018 (File No. 001-36693)).

10.9
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

10.10
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

10.11
Loan Agreement, dated as of September 15, 2014, by and between Sears, Roebuck and Co., Sears Development Co., Kmart Corporation, JPP II, LLC and JPP, LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2014 (File No. 001-36693)).

10.12
Guaranty, dated as of September 15, 2014, by and between Sears Holdings Corporation, JPP II, LLC and JPP, LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2014 (File No. 001-36693)).

10.13
Amendment to Loan Agreement, dated as of February 25, 2015, by and between JPP II, LLC, JPP, LLC, Sears Roebuck and Co., Sears Development Co. and Kmart Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 26, 2015, filed on February 26, 2015 (File No. 001-36693)).

10.14
Amended and Restated Program Agreement, dated as of July 15, 2003, amended and restated as of November 3, 2003, by and between Sears, Roebuck and Co., Sears Intellectual Property Management Company and Citibank (USA) N.A. (incorporated by reference to Exhibit 10(a) to Sears, Roebuck and Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 001-00416)).

10.15
Terms Sheet For Revision of Program Agreement Between Sears, Roebuck and Co. and Citibank USA, N.A., dated April 29, 2005 (incorporated by reference to Exhibit 10.40 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005 (File No. 000-51217)).

10.16
Sears Holdings Corporation Director Compensation Program, as amended (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010 (File No. 000-51217)).**

10.17	Sears Holdings Corporation 2013 Stock Plan (incorporated by reference to Appendix A to Registrant's Proxy Statement dated March 28, 2013 (File No. 000-51217)).**

10.18	Sears Holdings Corporation Amended and Restated Umbrella Incentive Program (incorporated by reference to Appendix C to Registrant's Proxy Statement dated March 28, 2013 (File No. 000-51217)).**

10.19
Amendment to the Performance Measures under the Amended and Restated Sears Holdings Corporation Umbrella Incentive Program (incorporated by reference to Appendix B to Registrant's Proxy Statement dated March 28, 2013 (File No. 000-51217)).**

10.20
Form of Sears Holdings Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011 (File No. 000-51217)).**

10.21
Form of Sears Holdings Corporation Restricted Stock Award Agreement: Terms and Conditions (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 000-51217)).**

10.22
Form of Sears Holdings Corporation Restricted Stock Unit Award Agreement: Terms and Conditions (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 000-51217)).**

10.23
Form of Cash Right - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (File No. 000-51217)).**

10.24
Form of Cash Award - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated September 28, 2012, filed on September 28, 2012 (File No. 000-51217)).**

10.25
Form of Cash Award - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated November 30, 2012, filed on November 30, 2012 (File No. 000-51217)).**

10.26
Sears Holdings Corporation Long-Term Incentive Program, effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (File No. 000-51217)).**

10.27
Sears Holdings Corporation Cash Long-Term Incentive Plan (Amended and Restated Effective April 10, 2015) (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015 (File No. 001-36693)).**

10.28
Sears Holdings Corporation Annual Incentive Plan (Amended and Restated Effective April 10, 2015) (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015 (File No. 001-36693)).**

10.29
2015 Additional Definitions under Sears Holdings Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015 (File No. 001-36693)).**

10.30
2013 Additional Definitions under Sears Holdings Corporation Long-Term Incentive Program (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K, dated February 12, 2013, filed on February 19, 2013 (File No. 000-51217)).**

10.31
2014 Additional Definitions under Sears Holdings Corporation Long-Term Incentive Program (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014 (File No. 000-51217)).**

10.32
2015 Additional Definitions under Sears Holdings Corporation Long-Term Incentive Program (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015 (File No. 001-36693)).**

10.33	Form of LTIP Award Agreement (incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (File No. 001-36693).**

10.34
Form of Cash Award - Addendum to Restricted Stock Award(s) (Lands’ End Make-Whole) (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014 (File No. 000-51217)).**

10.35
Form of Cash Award - Addendum to Restricted Stock Unit Award(s) (Lands’ End Make-Whole) (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014 (File No. 000-51217)).**

10.36
Form of Cash Award - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 22, 2014, filed on October 22, 2014 (File No. 001-36693)).**

10.37
Form of Cash Right - Addendum to Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated November 7, 2014, filed on November 7, 2014 (File No. 001-36693)).**

10.38
Form of Cash Right - Addendum to Restricted Stock Award(s) and Restricted Stock Unit Awards (Seritage Make-Whole) (incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 001-36693).**

10.39	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 000-51217)).**

10.40
Form of letter from Registrant to Edward S. Lampert relating to employment dated March 18, 2013 (incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (File No. 000-51217)).**

10.41
Addendum, dated as of April 21, 2014, to letter from Registrant to Edward S. Lampert relating to employment dated March 18, 2013 (Lands’ End Make-Whole) (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014 (File No. 000-51217)).**

10.42
Letter Agreement, dated January 28, 2016, by and between the Company and Edward S. Lampert (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 28, 2016, filed on February 3, 2016 (File No. 001-36693)).**

10.44
Letter from Registrant to Girish Lakshman relating to employment dated June 11, 2015 (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 001-36693)).**

10.45
Letter from Registrant to Stephan Zoll relating to employment dated March 23, 2016 (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (File No. 001-36693)).**

10.46
Executive Severance Agreement, dated March 24, 2016, by and between the Company and Stephan Zoll (incorporated by reference to Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (File No. 001-36693)).**

10.47
Letter from Registrant to Jason M. Hollar relating to employment dated as of September 18, 2014 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2016 (File No. 001-36693)).**

10.48
Letter from Registrant to Jason M. Hollar relating to employment dated as of October 13, 2016 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 13, 2016, filed on October 14, 2016 (File No. 001-36693)).**

10.49
Letter from Registrant to Robert A. Riecker, dated as of August 27, 2015 (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2017 (File No. 001-36693)).**

10.50
Special Retention Award Agreement, dated August 27, 2015, by and between Sears Holdings Corporation and Robert A. Riecker (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2017 (File No. 001-36693)).**

10.51
Letter from Registrant to Robert A. Riecker, dated as of August 15, 2016 (incorporated by reference to Exhibit 10.14 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2017 (File No. 001-36693)).**

10.52
Letter from Registrant to Robert A. Riecker, dated as of October 13, 2016 (incorporated by reference to Exhibit 10.15 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2017 (File No. 001-36693)).**

10.53
Letter from Registrant to Robert A. Riecker, dated as of April 21, 2017 (incorporated by reference to Exhibit 10.16 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2017 (File No. 001-36693)).**

*10.54	Letter from Registrant to Perry D. Schwartz, dated as of August 15, 2016.**

*10.55	Letter from Registrant to Perry D. Schwartz, dated as of January 31, 2017. **

*10.56	Letter from Registrant to Perry D. Schwartz, dated as of June 21, 2017. **

*10.57	Letter from Registrant to Robert Naedele, dated as of January 19, 2017.**

*10.58	Letter from Registrant to Leena Munjal, dated as of January 29, 2014.**

*10.59	Letter from Registrant to Leena Munjal, dated as of January 8, 2018.**

*10.60	Special Retention Award Agreement, dated January 8, 2018, by and between Sears Holdings Corporation and Leena Munjal.**

10.61
Master Lease by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Kmart Operations, LLC, and Sears Operations, LLC, dated as of July 7, 2015 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated July 7, 2015, filed on July 13, 2015 (File No. 001-36693)).

10.62
Pension Plan Protection and Forbearance Agreement, dated as of March 18, 2016, by and between Sears Holdings Corporation, certain of its subsidiaries and Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 18, 2016, filed on March 24, 2016 (File No. 001-36693).(1)

10.63
Consent, Waiver and Amendment, dated as of March 8, 2017, by and between Sears Holdings Corporation, certain of its subsidiaries and Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated March 8, 2017, filed March 9, 2017 (File No. 001-36693)).

10.64
Amendment No. 1 to Consent, Waiver and Amendment, dated as of June 29, 2017, among Sears Holdings Corporation, the subsidiaries of Sears Holdings Corporation party thereto and Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017 (File No. 001-36693)).

10.65
REMIC Amendment to PPPFA, Craftsman Consent and Other Transaction Documents, dated as of November 7, 2017, by and among Sears Holdings Corporation, certain of its subsidiaries and Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated November 7, 2017, filed November 14, 2017 (File No. 001-36693)).

10.66
Loan Agreement, dated April 8, 2016, by and among JPP, LLC, JPP II, LLC, Cascade Investment, L.L.C., Sears, Roebuck and Co., Sears Development Co., Innovel Solutions, Inc., Big Beaver of Florida Development, LLC and Kmart Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 8, 2016, filed on April 12, 2016 (File No. 001-36693)).

10.67
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

10.68
Amendment, dated July 3, 2017, to Amended and Restated Loan Agreement, dated as of May 22, 2017, between Sears, Roebuck and Co., Innovel Solutions, Inc., Big Beaver of Florida Development, LLC and Kmart Corporation, as Borrowers, and JPP, LLC, JPP II, LLC and Cascade Investment, L.L.C., as Initial Lenders (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017 (File No. 001-36693)).

10.69
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

10.70
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

10.71
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

10.72
Second Amendment to Second Lien Credit Agreement, dated as of January 9, 2018, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, the guarantors party thereto, the lenders party thereto, and JPP, LLC, as administrative agent and collateral administrator (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K, dated January 4, 2018, filed January 10, 2018 (File No. 001-36693)).

10.73
Third Amendment to Second Lien Credit Agreement, dated as of February 7, 2018, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, as borrowers, the subsidiaries of Sears Holdings Corporation party thereto, the lenders party thereto, and JPP, LLC, as administrative and collateral administrator (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K, dated February 7, 2018, filed February 13, 2018 (File No. 001-36693)).

10.74
Fourth Amendment to Second Lien Credit Agreement, dated as of March 20, 2018, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, as borrowers, the subsidiaries of Sears Holdings Corporation party thereto, the lenders party thereto, and JPP, LLC, as administrative and collateral administrator (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 20, 2018, filed on March 23, 2018 (File No. 001-36693)).

10.75
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

10.76
First Amendment dated March 2, 2017, to Letter of Credit and Reimbursement Agreement, dated as of December 28, 2016, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the financial institutions party thereto from time to time as L/C Lenders, and Citibank, N.A., as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.60 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (File No. 001-36693)).

10.77
Second Amendment, dated August 1, 2017, to Letter of Credit and Reimbursement Agreement, dated as of December 28, 2016, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the financial institutions party thereto from time to time as L/C Lenders, and Citibank, N.A., as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated August 1, 2017, filed on August 3, 2017 (File No. 001-36693)).

10.78
Third Amendment, dated August 9, 2017, to Letter of Credit and Reimbursement Agreement, dated as of December 28, 2016, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the financial institutions party thereto from time to time as L/C Lenders, and Citibank, N.A., as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated August 9, 2017, filed on August 10, 2017 (File No. 001-36693)).

*10.79
Fourth Amendment, dated December 13, 2017, to Letter of Credit and Reimbursement Agreement, dated as of December 28, 2016, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the financial institutions party thereto from time to time as L/C Lenders, and Citibank, N.A., as Administrative Agent and Issuing Bank.

10.80
Loan Agreement, dated as of January 3, 2017, among Sears Roebuck and Co., Kmart Stores of Illinois LLC, Kmart of Washington LLC and Kmart Corporation, collectively as borrower, and JPP, LLC and JPP II, LLC, collectively as initial lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 3, 2017, filed on January 4, 2017 (File No. 001-36693)).

10.81
Omnibus Amendment, dated as of January 12, 2017, to Loan Documents and Request for Advance to Loan Agreement, dated as of January 3, 2017 among Sears Roebuck and Co., Kmart Stores of Illinois LLC, Kmart of Washington LLC and Kmart Corporation, collectively as borrower, and JPP, LLC and JPP II, LLC, collectively as initial lender (incorporated by reference to Exhibit 10.59 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (File No. 001-36693)).

10.82
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

10.83
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

10.84
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

10.85
Second Amendment to Second Amended and Restated Loan Agreement, dated as of March 8, 2018, among Sears Roebuck and Co., Kmart Stores of Illinois LLC, Kmart of Washington LLC, Kmart Corporation, SHC Desert Springs, LLC, Innovel Solutions, Inc., Sears Holdings Management Corporation, Maxserv, Inc. and Troy Coolidge No. 13, LLC collectively as borrower, and JPP, LLC and JPP II, LLC, collectively as initial lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 8, 2018, filed on March 14, 2018 (File No. 001-36693)).

10.86
Term Loan Credit Agreement, dated as of January 4, 2018, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, as borrowers, the subsidiaries of Sears Holdings Corporation party thereto, the lenders party thereto from time to time, and JPP, LLC, as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated January 4, 2018, filed January 10, 2018 (File No. 001-36693)).

*10.87
Term Increase Amendment No. 1 to the Term Loan Credit Agreement, dated as of January 19, 2018, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, as borrowers, the subsidiaries of Sears Holdings Corporation party thereto, the lenders party thereto from time to time, and JPP, LLC, as administrative and collateral agent, each term increase lender and each of the other loan parties party thereto.

10.88
Amendment to Term Loan Credit Agreement, dated as of January 29, 2018, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, as borrowers, the subsidiaries of Sears Holdings Corporation party thereto, the lenders and other entities party thereto, and JPP, LLC, as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated January 29, 2018, filed February 1, 2018 (File No. 001-36693)).

10.89
Third Amendment to Term Loan Credit Agreement, dated as of February 7, 2018, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, as borrowers, the subsidiaries of Sears Holdings Corporation party thereto, the lenders party thereto, and JPP, LLC, as administrative agent and collateral administrator (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K, dated February 7, 2018, filed February 13, 2018 (File No. 001-36693)).

*10.90
Fourth Amendment to Term Loan Credit Agreement dated as of February 26, 2018, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, as borrowers, the subsidiaries of Sears Holdings Corporation party thereto, the lenders party thereto from time to time, and JPP, LLC, as administrative agent and collateral administrator.

*10.91
Credit Agreement, dated as of March 14, 2018, among SRC O.P. LLC, SRC Facilities LLC and SR Real Estate (TX), LLC, as the borrowers, the lenders party thereto, UBS AG, Stamford Branch, LLC, as administrative agent, and UBS Securities LLC, as lead arranger and bookrunner.

*10.92	Mezzanine Loan Agreement, dated as of March 14, 2018, among SRC Sparrow 2 LLC, as borrower, JPP, LLC and JPP II, LLC, as lenders, and JPP, LLC, as administrative agent.

10.93
Acquired IP License Agreement, dated as of March 8, 2017, by and between Sears Holdings Corporation and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 8, 2017, filed March 9, 2017 (File No. 001-36693)).

10.94
Letter, dated April 6, 2017, amending Acquired IP License Agreement, dated as of March 8, 2017, by and between Sears Holdings Corporation and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2017 (File No. 001-36693)).

10.95
Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of March 21, 2018, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, as borrowers, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K, dated March 20, 2018, filed March 23, 2018 (File No. 001-36693)).

10.96
Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of March 21, 2018, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, as borrowers, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K, dated March 20, 2018, filed March 23, 2018 (File No. 001-36693)).

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

101
The following financial information from the Annual Report on Form 10-K for the fiscal year ended February 3, 2018, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; (ii) the Consolidated Statements of Comprehensive Loss for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; (iii) the Consolidated Balance Sheets at February 3, 2018 and January 28, 2017; (iv) the Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; (v) the Consolidated Statements of Equity (Deficit) for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

__________________

*	Filed herewith

**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

(1)	Confidential treatment was granted as to omitted portions of this Exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.