Form 10-Q
period 2018-05-05
SEARS HOLDINGS CORP
filed 2018-05-31
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 5, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217, 001-36693
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
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
Yes    ☐            No    ☒
As of May 25, 2018, the registrant had 108,311,922 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 13 Weeks Ended May 5, 2018 and April 29, 2017

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended
millions, except per share data	May 5, 2018	April 29, 2017
REVENUES
Merchandise sales	$2,212	$3,329
Services and other(1)(2)	679	870
Total revenues	2,891	4,199
COSTS AND EXPENSES
Cost of sales, buying and occupancy - merchandise sales(3)	1,899	2,779
Cost of sales and occupancy - services and other(1)	387	489
Total cost of sales, buying and occupancy	2,286	3,268
Selling and administrative	906	1,221
Depreciation and amortization	67	87
Impairment charges	14	15
Gain on sales of assets	(165)	(741)
Total costs and expenses	3,108	3,850
Operating income (loss)	(217)	349
Interest expense	(166)	(128)
Interest and investment income (loss)	1	(2)
Other loss	(33)	(46)
Income (loss) before income taxes	(415)	173
Income tax (expense) benefit	(9)	72
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(424)	$245
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic earnings (loss) per share	$(3.93)	$2.29
Diluted earnings (loss) per share	$(3.93)	$2.29
Basic weighted average common shares outstanding	108.0	107.2
Diluted weighted average common shares outstanding	108.0	107.2

(1)
Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $184 million and $254 million for the 13 weeks ended May 5, 2018 and April 29, 2017, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

(2) Includes revenue from Lands' End, Inc. ("Lands' End") for retail services and rent for Lands' End Shops at owned Sears locations, participation in the Shop Your Way® program and corporate shared services of $9 million and $12 million for the 13 weeks ended May 5, 2018 and April 29, 2017, respectively.
(3) Includes rent expense (consisting of straight-line rent expense offset by amortization of a deferred gain on sale-leaseback) of $14 million and $19 million for the 13 weeks ended May 5, 2018 and April 29, 2017, respectively, pursuant to the master lease with Seritage Growth Properties ("Seritage"). Also includes installment expenses of $9 million and $12 million for the 13 weeks ended May 5, 2018 and April 29, 2017, respectively.
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)

	13 Weeks Ended
millions	May 5, 2018	April 29, 2017
Net income (loss)	$(424)	$245
Other comprehensive income
Pension and postretirement adjustments, net of tax	36	50
Currency translation adjustments, net of tax	1	1
Total other comprehensive income	37	51
Comprehensive income (loss) attributable to Holdings' shareholders	$(387)	$296

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

millions	May 5, 2018	April 29, 2017	February 3, 2018
ASSETS
Current assets
Cash and cash equivalents	$186	$236	$182
Restricted cash	280	28	154
Accounts receivable(1)	345	479	343
Merchandise inventories	2,838	3,884	2,798
Prepaid expenses and other current assets(2)	305	327	346
Total current assets	3,954	4,954	3,823
Property and equipment (net of accumulated depreciation and amortization of $2,357, $2,803 and $2,381)	1,626	2,130	1,729
Goodwill	269	269	269
Trade names and other intangible assets	1,160	1,251	1,168
Other assets	274	483	284
TOTAL ASSETS	$7,283	$9,087	$7,273
LIABILITIES
Current liabilities
Short-term borrowings(3)	$1,704	$551	$915
Current portion of long-term debt and capitalized lease obligations(4)	432	584	968
Merchandise payables	494	961	576
Other current liabilities(5)	1,471	1,712	1,575
Unearned revenues	616	725	641
Other taxes	204	293	247
Total current liabilities	4,921	4,826	4,922
Long-term debt and capitalized lease obligations(6)	3,043	3,146	2,249
Pension and postretirement benefits	1,329	1,677	1,619
Deferred gain on sale-leaseback	329	504	362
Sale-leaseback financing obligation	347	183	247
Other long-term liabilities	1,302	1,637	1,474
Long-term deferred tax liabilities	125	647	126
Total Liabilities	11,396	12,620	10,999
Commitments and contingencies
DEFICIT
Total Deficit	(4,113)	(3,533)	(3,726)
TOTAL LIABILITIES AND DEFICIT	$7,283	$9,087	$7,273

(1)
Includes $23 million, $36 million and $28 million of net amounts receivable from SHO, and $1 million, $3 million and $1 million of amounts receivable from Seritage at May 5, 2018, April 29, 2017 and February 3, 2018, respectively. Also includes $1 million of net amounts receivable from Lands' End at February 3, 2018.

(2) Includes $6 million, $8 million and $6 million prepaid rent to Seritage at May 5, 2018, April 29, 2017 and February 3, 2018, respectively.
(3) Includes balances held by related parties of $710 million, $15 million and $645 million at May 5, 2018, April 29, 2017 and February 3, 2018, respectively, related to our Line of Credit Loans and Incremental Loans (each as defined in Note 2) and commercial paper. See Notes 2 and 11 for further information.
(4) Includes balances held by related parties of $93 million, $216 million and $146 million at May 5, 2018, April 29, 2017 and February 3, 2018, respectively, related to our 2016 Secured Loan Facility for all periods presented and also our Old Senior Secured Notes at February 3, 2018 See Note 2 for defined terms.
(5) Includes $1 million of net amounts payable to Lands' End at April 29, 2017.

(6)
Includes balances held by related parties of $2.0 billion, $1.6 billion and $1.5 billion at May 5, 2018, April 29, 2017 and February 3, 2018, respectively, related to our Subsidiary Notes, Old Senior Unsecured Notes, Second Lien Term Loan, 2016 Term Loan and 2017 Secured Loan Facility for all periods presented, our FILO Loan, Mezzanine Loan, Additional Mezzanine Loans, New Senior Secured Notes, New Senior Unsecured Notes at May 5, 2018, our Term Loan Facility at May 5, 2018 and February 3, 2018, and our Old Senior Secured Notes at April 29, 2017. See Note 2 for defined terms and Notes 2 and Note 11 for further information.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
millions	May 5, 2018	April 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(424)	$245
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax valuation allowance	—	(278)
Depreciation and amortization	67	87
Impairment charges	14	15
Gain on sales of assets	(165)	(741)
Pension and postretirement plan contributions	(287)	(68)
Payment for insurance transaction	(208)	—
Mark-to-market adjustments of financial instruments	—	5
Amortization of deferred gain on sale-leaseback	(18)	(21)
Amortization of debt issuance costs and accretion of debt discount	32	32
Non-cash PIK interest	14	—
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(1)	182
Merchandise inventories	(40)	58
Merchandise payables	(82)	(87)
Income and other taxes	(40)	(36)
Other operating assets	59	4
Other operating liabilities	(71)	(277)
Net cash used in operating activities	(1,150)	(880)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	164	193
Proceeds from Craftsman Sale	—	572
Purchases of property and equipment	(14)	(22)
Net cash provided by investing activities	150	743

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances(1)	919	—
Repayments of debt(2)	(518)	(430)
Increase in short-term borrowings, primarily 90 days or less	630	551
Proceeds from sale-leaseback financing	130	—
Debt issuance costs(3)	(31)	(6)
Net cash provided by financing activities	1,130	115

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	130	(22)
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	336	286
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$466	$264

Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$6	$15
Cash interest paid(4)	101	99
Unpaid liability to acquire equipment and software	8	8
PIK interest included within other operating liabilities	9	—
Receivable from Craftsman Sale	—	235
(1) Proceeds in 2018 include $674 million from related parties in connection with the FILO Loan, Mezzanine Loan, Additional Mezzanine Loans, Line of Credit Loans and additional borrowings from the 2017 Secured Loan Facility. See Notes 2 and 11 for further information.
(2) Repayments in 2018 include $64 million to related parties in connection with the Term Loan Facility, 2017 Secured Loan Facility, Incremental Loans and 2016 Secured Loan Facility. Repayments in 2017 include $60 million to related parties in connection with the 2016 Term Loan. See Notes 2 and 11 for further information.
(3) Includes fees related to our borrowings of $11 million paid to related parties during the 13 weeks ended May 5, 2018. See Note 2 for further information.
(4) Cash interest paid includes $42 million and $34 million interest paid to related parties related to our borrowings during the 13 weeks ended May 5, 2018 and April 29, 2017, respectively. See Notes 2 and 11 for further information.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Deficit
(Unaudited)

	Deficit Attributable to Holdings' Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 28, 2017	107	$1	$(5,891)	$9,130	$(5,519)	$(1,552)	$—	$(3,831)
Comprehensive income
Net income	—	—	—	—	245	—	—	245
Pension and postretirement adjustments, net of tax	—	—	—	—	—	50	—	50
Currency translation adjustments, net of tax	—	—	—	—	—	1	—	1
Total Comprehensive Income								296
Stock awards	—	—	15	(14)	—	—	—	1
Associate stock purchase	—	—	1	—	—	—	—	1
Balance at April 29, 2017	107	$1	$(5,875)	$9,116	$(5,274)	$(1,501)	$—	$(3,533)
Balance at February 3, 2018	108	$1	$(5,820)	$9,063	$(5,898)	$(1,072)	$—	$(3,726)
Comprehensive loss
Net loss	—	—	—	—	(424)	—	—	(424)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	36	—	36
Currency translation adjustments, net of tax	—	—	—	—	—	1	—	1
Total Comprehensive Loss								(387)
Stock awards	—	—	48	(52)	—	—	—	(4)
Associate stock purchase	—	—	4	—	—	—	—	4
Balance at May 5, 2018	108	$1	$(5,768)	$9,011	$(6,322)	$(1,035)	$—	$(4,113)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 894 full-line and specialty retail stores as of May 5, 2018 in the United States, operating through Kmart and Sears. We operate under two reportable segments: Kmart and Sears Domestic.
These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The retail business is seasonal in nature, and we generate a high proportion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. These interim financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
Adoption of Accounting Standards Update: Revenue from Contracts with Customers
In May 2014, the FASB issued accounting standards updates which replace the current revenue recognition standards. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updates may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption.
The Company has adopted the update in the first quarter of 2018 using the full retrospective method, and, therefore, comparative financial statements of prior years have been adjusted to apply the new standard retrospectively. The adoption impacted the accounting for our Shop Your Way program, revenues from gift cards and merchandise returns. The expense for Shop Your Way points was previously recognized as customers earned points and recorded within cost of sales. The new guidance requires the Company to allocate the transaction price to products and points on a relative standalone selling price basis, deferring the portion of revenue allocated to the points and recognizing a contract liability for unredeemed points. The change in the accounting for the Shop Your Way program reduced revenue, but had no impact to gross margin. The new guidance also changed the timing of recognition of the unredeemed portion of our gift cards, which was previously recognized using the remote method. The new guidance requires application of the proportional method. The Company reports revenues from merchandise sales net of estimated returns. The new guidance requires the Company to record both an asset and a liability for anticipated customer returns.
The Company elected the following practical expedients with respect to accounting standards for revenue from contracts with customers:

•
The Company elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within the next year;

•
The Company has applied the accounting guidance using the portfolio approach as we believe that the effects of applying the guidance to the portfolio would not differ materially from applying the guidance to the individual contracts within that portfolio;

•	For completed contracts, the Company has elected to not restate contracts that begin and end within the same annual reporting period;

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

•
For completed contracts that have variable consideration, the Company has elected to use the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods;

•
The Company applied the update retrospectively for each period presented, but for all reporting periods presented before the date of initial application, the Company elected not to disclose the amount of the transaction price allocated to the remaining performance obligations or an explanation of when the entity expects to recognize that amount as revenue;

•
For contracts that were modified before the beginning of the earliest reporting period, the Company has elected to not retrospectively restate the contract for those contract modifications and there was no aggregate effect of modifications that occurred before the beginning of the earliest period.

The Company has made an accounting policy election to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (sales tax, value added tax, etc.).
The Company has made an accounting policy election to account for shipping and handling activities performed after a customer obtains control of the good as activities to fulfill the promise to transfer the good.
The following financial statement line items for the periods presented were affected by the adoption of the new standard. Operating income for the 13 weeks ended April 29, 2017 also contains the impact of the accounting standards update related to classification of net periodic pension cost, of $46 million. Also, retained deficit as of January 31, 2016 increased from $3,291 million, as originally reported, to $3,310 million as a result of the adoption of the new standard.

Condensed Consolidated Statement of Operations
	13 Weeks Ended
	April 29, 2017
millions, except per share data	As Originally Reported	As Adjusted	Effect of Adoption of New Standard
Merchandise sales	$3,429	$3,329	$(100)
Services and other	872	870	(2)
Cost of sales, buying and occupancy - merchandise sales	2,883	2,779	(104)
Operating income	302	349	47
Net income attributable to Holdings' Shareholders	244	245	1
Basic earnings per share	2.28	2.29	0.01

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidated Balance Sheets
	January 28, 2017
millions	As Originally Reported	As Adjusted	Effect of Adoption of New Standard
Prepaid expenses and other current assets	$285	$300	$15
Other current liabilities	1,956	1,971	15
Other long-term liabilities	1,641	1,648	7
Total Deficit	(3,824)	(3,831)	(7)

	April 29, 2017
millions	As Originally Reported	As Adjusted	Effect of Adoption of New Standard
Prepaid expenses and other current assets	$311	$327	$16
Other current liabilities	1,697	1,712	15
Other long-term liabilities	1,630	1,637	7
Total Deficit	(3,527)	(3,533)	(6)

	February 3, 2018
millions	As Originally Reported	As Adjusted	Effect of Adoption of New Standard
Prepaid expenses and other current assets	$335	$346	$11
Other current liabilities	1,568	1,575	7
Other long-term liabilities	1,467	1,474	7
Total Deficit	(3,723)	(3,726)	(3)

Condensed Consolidated Statements of Cash Flows
	13 Weeks Ended
	April 29, 2017
millions	As Originally Reported	As Adjusted	Effect of Adoption of New Standard
Net income	$244	$245	$1
Change in other operating liabilities	(276)	(277)	(1)
The Company’s accounting policies, as updated from our Annual Report on Form 10-K for the year ended February 3, 2018, pursuant to the adoption of the new standard, are as follows.
Revenue Recognition
Revenues from contracts with customers include sales of merchandise, services and extended service contracts, delivery and handling revenues related to merchandise sold, and fees earned from co-branded credit card programs. Revenue is measured based on the amount of fixed consideration that we expect to receive, reduced by estimates for variable consideration such as returns and promotional discounts. Revenue also excludes any amounts collected on behalf of third parties, including sales taxes. In arrangements where we have multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. We generally determine stand-alone selling prices based on the prices charged to customers or using expected cost plus a margin. We generally receive payments from customers for sales of merchandise, extended service contracts,

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

product installation, and delivery and handling at the point of sale and payments from customers for services, fees from co-branded credit card programs and agreements with SHO and Lands' End when the performance obligations are satisfied.
We recognize revenues from retail operations upon the transfer of control of the goods to the customer. The Company satisfies its performance obligation at the point of sale for retail store transactions and upon delivery for online transactions. We defer the recognition of layaway sales and profit until the period in which the customer takes possession of the merchandise, which is when our related performance obligation has been satisfied. For retail store and online transactions where the Company has not transferred control of the goods to the customer at the end of the period, the performance obligation is generally satisfied in the following reporting period.
Revenues from the sale of service contracts and the related direct acquisition costs are deferred and amortized over the lives of the associated contracts, while the associated service costs are expensed as incurred. The Company satisfies its performance obligations for service contracts over time as the Company is obligated to perform the related services over the contract period, while payment from the customer is generally received at the inception of the service contract. Revenues from product installation and repair services are recognized at the time the services are provided, which is also when the Company has satisfied its performance obligations.
Revenues earned in connection with our agreements with SHO and Lands’ End are earned upon the transfer of control of merchandise or the satisfaction of the service performance obligation.
The Company has a Shop Your Way program in which customers earn points on purchases which may be redeemed to pay for future purchases. Points earned pursuant to the Shop Your Way program represent performance obligations and the Company allocates revenue between the merchandise or service and Shop Your Way points based on the relative stand-alone selling price of each performance obligation. The Company uses a portfolio approach and the expected cost plus margin approach to determine the stand-alone selling price of Shop Your Way points. The Company’s assessment also incorporates our estimate of Shop Your Way points that we expect will not be redeemed (breakage) based on historical redemption patterns. Revenue related to Shop Your Way points is initially deferred and recognized when the points are redeemed or expire. The Company expects to recognize revenue related to the Shop Your Way points performance obligation within one year from when the points are earned by the customer.
We sell gift cards to customers at our retail stores and through our direct to customer operations. The gift cards generally do not have expiration dates. Revenues from gift cards are recognized when the gift card is redeemed by the customer. The Company also recognizes the estimated value of gift cards we expect will not be redeemed (gift card breakage) as revenue in proportion to the redemption of gift cards based on historical redemption patterns when we determine that we do not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions.
We also earn revenues through arrangements with third-party financial institutions that manage and directly extend credit relative to our co-branded credit card programs. The third-party financial institutions pay us for generating new accounts and sales activity on co-branded cards, as well as for selling other financial products to cardholders. We recognize these revenues over time as our related performance obligations have been satisfied.
Revenues from merchandise sales are reported net of estimated returns and exclude sales taxes. The typical return period is 30 days and the refund liability for returns is calculated as a percentage of sales based on historical return percentages. Estimated returns are recorded as a reduction of sales and cost of sales. We offer assurance-type warranties on certain Kenmore, Craftsman, and DieHard branded products, as well as on certain services, that we do not consider performance obligations.
Cost of Sales, Buying and Occupancy
Cost of sales, buying and occupancy are comprised principally of the costs of merchandise, buying, warehousing and distribution (including receiving and store delivery costs), retail store occupancy costs, product repair, and home service and installation costs, customer shipping and handling costs, vendor allowances, markdowns and physical inventory losses.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Pension Benefit Guaranty Corporation Agreement
On March 18, 2016, we entered into a five-year pension plan protection and forbearance agreement (the "PPPFA") with the Pension Benefit Guaranty Corporation ("PBGC"), pursuant to which the Company has agreed to continue to protect, or "ring-fence," pursuant to customary covenants, the assets of certain special purpose subsidiaries (the "Relevant Subsidiaries") holding real estate and/or intellectual property assets. Also under the agreement, the Relevant Subsidiaries granted the PBGC a springing lien on the ring-fenced assets, which lien will be triggered only by (a) failure to make required contributions to the Company's pension plans (the "Plans"), (b) prohibited transfers of ownership interests in the Relevant Subsidiaries, (c) termination events with respect to the Plans, or (d) bankruptcy events with respect to the Company or certain of its material subsidiaries. Under the PPPFA, the PBGC has agreed to forbear from initiating an involuntary termination of the Plans, except upon the occurrence of specified conditions, one of which is based on the aggregate market value of the Company's issued and outstanding stock. As of the date of this report, the Company's stock price is such that the PBGC would be permitted to cease forbearance. The PBGC has been given notice in accordance with the terms of the PPPFA and has not communicated any intention to cease its forbearance. In November 2017, we entered into an amendment to the PPPFA which provided for the release of 138 of our properties from a ring-fence arrangement, which is further described below and in Note 5. In March 2018, we closed on the $200 million Secured Loan and the $240 million Mezzanine Loan, both as defined in Note 2, in connection with the release of 138 properties from the ring-fence arrangement with the PBGC.
Craftsman Brand Sale
On March 8, 2017, the Company closed its sale of the Craftsman brand to Stanley Black & Decker (the "Craftsman Sale"). The transaction provides Stanley Black & Decker with the right to develop, manufacture and sell Craftsman-branded products outside of Holdings and Sears Hometown & Outlet Stores, Inc. distribution channels. As part of the transaction, Holdings is permitted to continue to offer Craftsman-branded products, sourced from existing suppliers, through its current retail channels via a perpetual license from Stanley Black & Decker, which will be royalty-free for the first 15 years after closing and royalty-bearing thereafter.
The Company received an initial upfront payment of $525 million, subject to closing costs and an adjustment for working capital changes, at closing. In addition, Stanley Black & Decker will pay a further $250 million in cash in three years (the "Craftsman Receivable") and Holdings will receive payments of between 2.5% and 3.5% on new Stanley Black & Decker sales of Craftsman products made during the 15 year period following the closing. In connection with the Craftsman Sale, we recognized a gain in our Kmart segment of $492 million within gain on sales of assets in the Condensed Consolidated Statements of Operations for the 13 weeks ended April 29, 2017, and initially established a receivable of $234 million for the net present value of the Craftsman Receivable. During the 13 weeks ended July 29, 2017, we sold the Craftsman Receivable to a third-party purchaser.
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
Cash and Cash Equivalents and Restricted Cash
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. The Company classifies cash balances that are legally restricted pursuant to contractual arrangements as restricted cash. The restricted cash balance at both May 5, 2018 and February 3, 2018 relates to

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

amounts deposited in escrow for the benefit of our pension plans. The restricted cash balance at April 29, 2017 relates to amounts held in escrow for the repayment of certain borrowings.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows as of May 5, 2018, April 29, 2017 and February 3, 2018.

millions	May 5, 2018	April 29, 2017	February 3, 2018
Cash and cash equivalents	$104	$136	$113
Cash posted as collateral	5	3	4
Credit card deposits in transit	77	97	65
Total cash and cash equivalents	186	236	182
Restricted cash	280	28	154
Total cash balances	$466	$264	$336
Depreciation Expense
Depreciation expense included within depreciation and amortization reported in the Condensed Consolidated Statements of Operations was $66 million and $86 million for the 13 week periods ended May 5, 2018 and April 29, 2017, respectively.
Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayments and pension plan contributions. The Company has taken a number of actions to support its ongoing transformation efforts, while continuing to support its operations and meet its obligations in light of the incurred losses and negative cash flows experienced over the past several years. These actions included the completion of various secured and unsecured financing transactions, the extension of the maturity of certain of our indebtedness, and the amendment to other terms of certain of our indebtedness to increase our overall financial flexibility. Actions have also included transactions which unlock the value of our valuable assets such as the sale of the Craftsman brand to Stanley Black & Decker in the first quarter of 2017 for consideration consisting of cash payments and a royalty, as well as the sales of properties and investments for proceeds of $1.1 billion in fiscal 2017.
In addition to pursuing several transactions to adjust our capital structure in order to enhance our liquidity and financial position, the Company has been successful in taking actions to streamline operations, as evidenced by the achievement of cost savings in 2017 as part of a restructuring program announced at the beginning of 2017. The Company plans to further streamline operations in 2018 to achieve additional cost reductions in 2018 unrelated to store closures.
During the first quarter of 2018, and into second quarter of 2018, we continued to demonstrate our ability to take actions to generate liquidity and improve our financial position. These actions included:

•	Securing an additional $100 million incremental real estate loan, pursuant to an amendment to the Second Amended and Restated Loan Agreement;

•
Closing on a new secured loan (the "Secured Loan") and mezzanine loan (the "Mezzanine Loan"), pursuant to which the Company initially received aggregate gross proceeds of $440 million, in connection with the release of 138 of our properties from the ring-fence arrangement with the PBGC as described above. The properties serve as collateral for the Secured Loan, and the Mezzanine Loan is secured by pledge of the equity interests in the direct parent company of the entities that own such properties. The Company contributed approximately $282 million of the proceeds of such loans to our pension plans, and deposited $125 million into an escrow for the benefit of our pension plans. The Mezzanine Loan Agreement contains an uncommitted accordion feature pursuant to which the Mezzanine Loan Borrower may incur additional loans ("Additional Mezzanine Loans"), under which the Company obtained additional borrowings of $144 million during the first quarter 2018. The

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Company has repaid approximately $98 million aggregate principal amount of the Secured Loan using proceeds generated from the sale of the underlying properties;

•
Obtaining a $125 million FILO term loan (the "FILO Loan") under our Amended Domestic Credit Agreement, for which the net proceeds of $122 million were used to reduce outstanding borrowings under our revolving credit facility;

•
Completing the previously announced private exchange offers for outstanding 8% Senior Unsecured Notes Due 2019 and 6 5/8% Senior Secured Notes Due 2018 and negotiated exchanges of and amendments to certain other indebtedness;

•	Executed amendments to the LC Facility in April 2018, which extended the maturity to December 28, 2019;

•
Entering into an agreement with a third party insurance company pursuant to which the Company paid $206 million to the insurance company in exchange for such company assuming certain of Holdings' workers' compensation and auto per occurrence deductible losses (the "Insurance Transaction"). In addition, in connection with the Insurance Transaction, the beneficiary under certain letters of credit agreed to cancel $254 million of such letters of credit, as the related insurance liabilities had been extinguished. The agreement will also result in reduced administrative costs associated with the management of the related insurance liabilities;

•
Entering into an amendment (the "Amendment") to the program agreement with Citibank, N.A., subsequent to the end of the first quarter, pursuant to which Citibank offers Sears proprietary and co-branded credit cards and administers the associated credit card program. The Amendment provides for a five year extension of our 15-year co-brand and private label credit card relationship along with long-term marketing arrangements that include ongoing enhancements to the Shop Your Way Mastercard rewards program. Pursuant to the Amendment, Citibank paid Sears $425 million, and Sears funded a reserve for the benefit of Citibank in the amount of $25 million through an irrevocable standby letter of credit from a third party financial institution; and

•	Generating approximately $290 million of proceeds from real estate sales during the first quarter of 2018.
In addition to the actions taken above, the Company has other resources available to support its operations. Our domestic credit facility permits us up to $2.0 billion of second lien loan capacity (of which $1.2 billion was utilized at May 5, 2018) outside the credit agreement, all depending on the applicable and available borrowing base as defined in our applicable debt agreements, as well as our ability to secure commitments from lenders. We also have the ability to obtain longer-term secured financing maturing outside of the domestic credit facility maturity date which would not be subject to borrowing base limitations (see Note 2 of Notes to Consolidated Financial Statements). Other options available to us, which we will evaluate and execute as appropriate, include refinancing existing debt, borrowing against facilities in place with availability and additional real estate loans against unencumbered properties, which we have successfully executed in the past.
We also continue to explore ways to unlock value across a range of assets and exploring ways to maximize the value of our Home Services, Innovel and Sears Auto Centers businesses, as well as our Kenmore and DieHard brands, through partnerships, sales or other means of externalization that could expand distribution of our brands and service offerings to realize significant growth. We recently announced that a special committee of the board of directors (the "Board") of the Company (the "Special Committee") has initiated a formal process to explore the sale of our Kenmore brand and related assets, the Sears Home Improvement Products business of the Sears Home Services division and the Parts Direct business of the Sears Home Services division (collectively, the "Sale Assets"). As previously reported, the Board received a letter from ESL Investments, Inc. ("ESL") expressing interest in participating as a purchaser of all or a portion of the Sale Assets. The Board established the Special Committee, which consists solely of independent directors, to evaluate ESL's proposal, to actively solicit third-party interest in the Sale Assets, and to explore any other alternatives with respect to the Sale Assets that may maximize value for the Company. We expect to continue to right-size, redeploy and highlight the value of our assets, including monetizing our real estate portfolio and exploring potential asset sales, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company.
We expect to continue to face a challenging competitive environment. While we continue to focus on our overall profitability, including managing expenses, we reported a loss in the first quarter of 2018, and were required to fund cash used in operating activities with cash from investing and financing activities. If we continue to experience operating losses, and we are not able to generate additional liquidity through the actions described below or through some combination of other actions, including real estate or other asset sales, while not expected, then our liquidity needs may exceed availability under our Amended Domestic Credit Agreement, our second lien line of credit loan facility and our other existing facilities, and we might need to secure additional sources of funds, which may or may

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

not be available to us. A failure to secure such additional funds could cause us to be in default under the Amended Domestic Credit Agreement. Moreover, if the borrowing base (as calculated pursuant to our outstanding second lien debt) falls below the principal amount of such second lien debt plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for such debt on the last day of any two consecutive quarters, it could trigger an obligation to repurchase our New Senior Secured Notes in an amount equal to such deficiency. As of May 5, 2018, we are in a deferral period of the collateral coverage test and the calculation restarts at the end of the second quarter of 2018 (such that no collateral coverage event can occur until the end of the third quarter of 2018). Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business.
We believe the following actions, some of which we expect, subject to our governance processes, including the process being overseen by the Special Committee, to include related party participation and funding, are probable of occurring and will be sufficient to satisfy our liquidity needs for the next twelve months from the issuance of the financial statements:

•	Sales of the remaining properties securing the remaining principal amount of the Secured Loan to fund the repayment of such Secured Loan;

•	Additional borrowings under the Mezzanine Loan Agreement and the Term Loan Facility;

•	Monetization of the Kenmore brand;

•
Extension of maturities beyond May 2019 of Line of Credit Loans under the Second Lien Credit Agreement, the 2016 Secured Loan Facility, the Incremental Loans and the Term Loan under the Amended Domestic Credit Agreement;

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
Sears Canada
At each of May 5, 2018, April 29, 2017 and February 3, 2018, the Company was the beneficial holder of approximately 12 million, or 12%, of the common shares of Sears Canada. In July 2017, Sears Canada filed for court protection and trading of its common shares was suspended. Accordingly, we recognized other-than-temporary impairment of $12 million, thereby reducing the carrying value to zero, within interest and investment loss in our Condensed Consolidated Statements of Operations during the 13 weeks ended July 29, 2017.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 2—BORROWINGS
Total borrowings were as follows:

millions	May 5, 2018	April 29, 2017	February 3, 2018
Short-term borrowings:
Unsecured commercial paper	$—	$15	$—
Secured borrowings	901	536	271
Line of credit loans	570	—	500
Incremental loans	140	—	144
Secured loan	93	—	—
Long-term debt, including current portion:
Notes and debentures outstanding	3,409	3,625	3,145
Capitalized lease obligations	66	105	72
Total borrowings	$5,179	$4,281	$4,132
The fair value of long-term debt, excluding capitalized lease obligations, was $3.3 billion at May 5, 2018, $3.6 billion at April 29, 2017 and $2.8 billion at February 3, 2018. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
Unsecured Commercial Paper
We borrow through the commercial paper markets. At April 29, 2017, we had outstanding commercial paper borrowings of $15 million, while at both May 5, 2018 and February 3, 2018, we had no commercial paper borrowings outstanding.
Letter of Credit Facility
On December 28, 2016, the Company, through Sears Roebuck Acceptance Corp. ("SRAC") and Kmart Corporation (together with SRAC, the "Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into the Letter of Credit and Reimbursement Agreement (the "LC Facility") providing for a $500 million secured standby letter of credit facility (of which $263 million was committed at May 5, 2018) from JPP, LLC and JPP II, LLC, entities affiliated with ESL (collectively, the "Lenders"), with Citibank, N.A., serving as administrative agent and issuing bank.
In August 2017, the Company executed amendments to the LC Facility. The amendments, among other things, extended the maturity to December 28, 2018, eliminated the unused portion of the facility and released the real estate collateral that secured the original LC Facility. The amended LC Facility also permits the Lenders to syndicate all or a portion of their commitments under the facility to other lenders, of which $157 million has been syndicated to unaffiliated third party lenders as of May 5, 2018. In April 2018, the Company executed amendments to the LC Facility, which extended the maturity to December 28, 2019.
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
To secure their obligation to participate in letters of credit issued under the LC Facility, the lenders under the LC Facility are required to maintain cash collateral on deposit with the Issuing Bank in an amount equal to 102% of the

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

commitments under the LC Facility (the "Lender Deposit"). The Borrowers paid the Lenders an upfront fee equal to 1.00% of the aggregate amount of the Lender Deposit, and in connection with the extension of the maturity of the LC Facility in April 2018, the Borrowers paid the Lenders an upfront fee equal to 0.50% of the aggregate amount of the Lender Deposit. In addition, the Borrowers are required to pay a commitment fee on the average daily amount of the Lender Deposit (as such amount may be increased or decreased from time to time) equal to the Eurodollar Rate (as defined under the Amended Domestic Credit Facility) plus 11.0%, as well as certain other fees. The Borrowers are also required to pay a fee equal to 0.50% of the aggregate amount of the Lender Deposit in connection with the termination of the LC Facility, whether at maturity or otherwise, or of any reduction in the amount of the Lenders' commitments under the LC Facility.
The LC Facility includes certain representations and warranties, affirmative and negative covenants and other undertakings, which are subject to important qualifications and limitations set forth in the LC Facility. The LC Facility also contains certain events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If an event of default occurs, the Lenders may terminate all or any portion of the commitments under the LC Facility, require the Borrowers to cash collateralize the LC Facility and/or exercise any rights they might have under any of the related facility documents (including against the collateral), subject to certain limitations. At May 5, 2018, April 29, 2017 and February 3, 2018, respectively, we had $263 million, $200 million and $271 million of letters of credit outstanding under the LC Facility.
Secured Loan and Mezzanine Loan
On March 14, 2018, the Company, through SRC O.P. LLC, SRC Facilities LLC and SRC Real Estate (TX), LLC (collectively, the "Secured Loan Borrowers"), entities wholly-owned and controlled indirectly by the Company, entered into a Credit Agreement (the "Credit Agreement") with the lenders party thereto (collectively, the "Secured Lenders"). The Credit Agreement provides for a $200 million term loan (the "Secured Loan") that was initially secured by the Secured Loan Borrowers' interests in 138 real properties that were released from a ring-fence arrangement with the PBGC. The Secured Loan matures on December 14, 2018. The Company used the proceeds of the Secured Loan to make a contribution to the Company's pension plans and for general corporate purposes.
Also on March 14, 2018, the Company, through SRC Sparrow 2 LLC (the "Mezzanine Loan Borrower"), an entity wholly-owned and controlled indirectly by the Company, entered into a Mezzanine Loan Agreement (the "Mezzanine Loan Agreement") with the Lenders, entities affiliated with ESL. The Mezzanine Loan Agreement provides for a $240 million term loan (the "Mezzanine Loan") that is secured by a pledge of the equity interests in SRC O.P. LLC, the direct parent company of the entities that own the 138 real properties that initially secured the obligations of the Secured Loan Borrowers under the Credit Agreement. The Mezzanine Loan matures on July 20, 2020. The Company used the proceeds of the Mezzanine Loan to make a contribution to the Company’s pension plans.
The Mezzanine Loan Agreement contains an uncommitted accordion feature pursuant to which the Mezzanine Loan Borrower may incur additional loans ("Additional Mezzanine Loans"), subject to certain conditions set forth in the Mezzanine Loan Agreement and the Credit Agreement, including that the aggregate principal amount of the Secured Loan, the Mezzanine Loan and the Additional Mezzanine Loans does not exceed 55% loan-to-value. During the first quarter of 2018, the Company obtained Additional Mezzanine Loans of $144 million.
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
To the extent permitted under other debt of the Company or its affiliates, the Secured Loan and the Mezzanine Loan may be prepaid at any time in whole or in part, without penalty or premium. The Secured Loan Borrowers are

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

required to apply the net proceeds of the sale of any real property collateral for the Secured Loan to repay the Secured Loan. Following repayment in full of the Secured Loan, the Mezzanine Loan Borrower is required to apply the net proceeds of the sale of any real property that served as collateral for the Secured Loan to repay the Mezzanine Loan. The Company used proceeds of $98 million to pay a portion of the Secured Loan during the 13 weeks ended May 5, 2018.
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
At May 5, 2018, the carrying value of the Secured Loan, net of the remaining debt issuance costs, was $93 million. The Secured Loan is included within short-term borrowings in the Condensed Consolidated Balance Sheets at May 5, 2018. At May 5, 2018, the carrying value of the Mezzanine Loan, net of the remaining debt issuance costs, was $230 million. At May 5, 2018, the carrying value of the Additional Mezzanine Loans, net of the remaining debt issuance costs, was $141 million.
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
The loans under the Term Loan Facility bear interest at a weighted average annual interest rate of LIBOR plus 12.5%, which during the first year must be paid in kind by capitalizing interest. The loans under the Term Loan Facility mature on July 20, 2020. The Company used the proceeds of the Term Loan Facility for general corporate purposes. No upfront or arrangement fees were paid in connection with the Term Loan Facility. The loans under the Term Loan Facility are prepayable without premium or penalty. The Company used proceeds of $30 million to pay interest and a portion of the Term Loan Facility during the 13 weeks ended May 5, 2018.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

At May 5, 2018 and February 3, 2018, the carrying value of the Term Loan Facility, net of the remaining debt issuance costs, was $224 million and $206 million, respectively. The carrying value includes paid-in-kind interest of $7 million and $1 million at May 5, 2018 and February 3, 2018, respectively.
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
During October 2017, the Company, through the 2017 Secured Loan Borrowers and SHC Desert Springs, LLC, Innovel Solutions, Inc., Sears Holdings Management Corporation, Maxserv, Inc., Troy Coolidge No. 13, LLC, Sears Development Co. and Big Beaver of Florida Development, LLC (collectively, "Incremental Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into amended and restated loan agreements (the "Incremental Loans") with the Lenders, entities affiliated with ESL. The Company borrowed $200 million pursuant to the Incremental Loans, and used the proceeds for general corporate purposes. The Incremental Loans mature on July 6, 2018.
On March 8, 2018, the Company, through the 2017 Secured Loan Borrowers and SHC Desert Springs, LLC, Innovel Solutions, Inc., Sears Holdings Management Corporation, Maxserv, Inc. and Troy Coolidge No. 13, LLC (collectively, "Second Incremental Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into a second amendment to the Incremental Loans (the "Second Amendment") with the Lenders, entities affiliated with ESL. Pursuant to the Second Amendment, the Second Incremental Loan Borrowers borrowed an additional $100 million from the Lenders, which matures on July 20, 2020 and has the same terms as the 2017 Secured Loan Facility, as amended. The Company used the proceeds for general corporate purposes.
Initially, the 2017 Secured Loan Facility had an annual base interest rate of 8%, with accrued interest payable monthly during the term of the 2017 Secured Loan Facility. Pursuant to the Second Amendment, the interest rate increased to LIBOR plus 9%. The Borrowers paid an upfront commitment fee equal to 1.0% of the full principal amount of the 2017 Secured Loan Facility and paid a funding fee equal to 1.0% of the amounts drawn under the 2017 Secured Loan Facility at the time such amounts were drawn. The Incremental Loans have an annual interest rate of 11%, with accrued interest payable monthly. No upfront or funding fees were paid in connection with the Incremental Loans or the Second Amendment.
The 2017 Secured Loan Facility and Incremental Loans are guaranteed by the Company and certain of its subsidiaries, and were secured by a first priority lien on 69 real properties owned by the 2017 Secured Loan Borrowers and Incremental Loan Borrowers and guarantors at inception of the 2017 Secured Loan Facility, and an additional 7 real properties owned by the Incremental Loan Borrowers at inception of the Incremental Loans. In certain circumstances, the Lenders and the 2017 Secured Loan Borrowers, Incremental Loan Borrowers and Second Incremental Loan Borrowers may elect to substitute one or more properties as collateral. To the extent permitted under other debt of the Company or its affiliates, the 2017 Secured Loan Facility may be prepaid at any time in whole or in part, without penalty or premium. The 2017 Secured Loan Borrowers are required to apply the net proceeds of the sale of any real property collateral for the 2017 Secured Loan Facility to repay the loan. The Company used proceeds of $15 million to pay interest and a portion of the 2017 Secured Loan Facility and $5 million and to pay interest and a portion of the Incremental Loans during the 13 weeks ended May 5, 2018.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

against the collateral), and require the 2017 Secured Loan Borrowers, Incremental Loan Borrowers or Second Incremental Loan Borrowers to pay a default interest rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%.
The carrying value of the 2017 Secured Loan Facility, net of the remaining debt issuance costs, was $460 million, $485 million and $374 million at May 5, 2018, April 29, 2017 and February 3, 2018, respectively. The carrying value of the Incremental Loans, net of the remaining debt issuance costs, was $140 million and $144 million at May 5, 2018 and February 3, 2018, respectively. The Incremental Loans are included within short-term borrowings in the Condensed Consolidated Balance Sheets for all periods presented.
2016 Secured Loan Facility
On April 8, 2016, the Company, through Sears, Sears Development Co., Innovel, Big Beaver of Florida Development, LLC and Kmart Corporation (collectively, "2016 Secured Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, obtained a $500 million real estate loan facility (the "2016 Secured Loan Facility") from JPP, LLC, JPP II, LLC, and Cascade Investment, LLC (collectively, the "2016 Secured Loan Lenders"). JPP, LLC and JPP II, LLC are entities affiliated with ESL. The first $250 million of the 2016 Secured Loan Facility was funded on April 8, 2016 and the remaining $250 million was funded on April 22, 2016. The funds were used to reduce outstanding borrowings under the Company's asset-based revolving credit facility and for general corporate purposes. The 2016 Secured Loan Facility had an original maturity date of July 7, 2017. In May 2017, the Company reached an agreement to extend the maturity of $400 million of the 2016 Secured Loan Facility to January 2018, with options to further extend the maturity of the loan for up to an additional six months, to July 6, 2018, subject to the satisfaction of certain conditions and the payment of certain fees. On November 21, 2017, the Company notified the 2016 Secured Loan Lenders of its exercise of the first such option to extend the maturity to April 6, 2018, subject to the payment of an extension fee on January 8, 2018, which fee was paid on January 8, 2018. On February 5, 2018, the Company notified the 2016 Secured Loan Lenders of its exercise of the second such option to extend the maturity to July 6, 2018, subject to the payment of an extension fee on April 6, 2018, which fee was paid on April 6, 2018. The 2016 Secured Loan Facility is included within current portion of long-term debt in the Condensed Consolidated Balance Sheets for all periods presented. The carrying value of the 2016 Secured Loan Facility, net of the remaining debt issuance costs, was $185 million, $498 million and $251 million at May 5, 2018, April 29, 2017 and February 3, 2018, respectively.
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
The 2016 Secured Loan Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there is an event of default, the 2016 Secured Loan Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the 2016 Secured Loan Facility documents (including against the collateral), and require the 2016 Secured Loan Borrowers to pay a default interest rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%. The 2016 Secured Loan Facility may be prepaid at any time in whole or in part, without penalty or premium. The 2016 Secured Loan Borrowers are required to apply the net proceeds of the sale of any real property collateral for the 2016 Secured Loan Facility to repay the loan. The Company used proceeds of $67 million to pay interest and a portion of the 2016 Secured Loan Facility during the 13 weeks ended May 5, 2018.

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
On March 21, 2018, the Company, through the Borrowers, entered into a fifth amendment (the "Fifth Amendment") and a sixth amendment (the "Sixth Amendment") to the Amended Domestic Credit Agreement pursuant to which the Borrowers borrowed a $125 million FILO term loan (the "FILO Loan") and made certain other changes to the Amended Domestic Credit Agreement. The FILO Loan matures on July 20, 2020. The FILO Loan bears interest at a rate per annum equal to the Eurodollar Rate plus a margin of 8.50% (subject to a floor of 1.50%) (or a base rate plus a margin of 7.50%). The Borrowers are required to pay an early repayment premium of the greater of a make-whole through eight months and 3.00% in the event the FILO Loan is repaid within the first year, and 2.00% in the event the FILO Loan is repaid within the second year. The FILO Loan is guaranteed by the same guarantors and secured by the same assets as the existing loans under the Amended Domestic Credit Agreement, but ranks junior in right of recovery from the collateral relative to such existing loans. The Company paid a fee of 2.25% of the FILO Loan to the initial lenders of the FILO Loan. The initial lenders of the FILO Loan include JPP, LLC and JPP II, LLC, entities affiliated with ESL, and Benefit Street 2018 LLC, an entity affiliated with Thomas J. Tisch. The Company received approximately $122 million in net proceeds from the FILO Loan, which proceeds were using to reduce outstanding borrowings under our revolving credit facility. The carrying value of the FILO Loan, net of the remaining discount and debt issuance costs, was $121 million at May 5, 2018.
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
The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on substantially all of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility is guaranteed by all domestic subsidiaries of Holdings that own inventory or credit card or pharmacy receivables. The Revolving Facility also permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.2 billion in second lien indebtedness was outstanding at May 5, 2018, resulting in $0.8 billion of permitted second lien indebtedness, subject to limitations contained in our other outstanding indebtedness. If, through asset sales or other means, the value of the above eligible assets is not sufficient to support borrowings of up to the full amount of the commitments under this facility, we will not have full access to the facility, but rather could have access to a lesser amount determined by the borrowing base. Such a decline in the value of eligible assets also could result in our inability to borrow up to the full amount of second lien indebtedness permitted by the domestic credit facility, but rather we could be limited to borrowing a lesser amount determined by the borrowing base as calculated pursuant to the terms of such indenture.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either LIBOR (subject to a 1.00% LIBOR floor) or a base rate, plus an applicable margin for LIBOR loans of 4.50% and for base rate loans of 3.50%. Currently, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing January 20, 2019, subject to the right of the Borrowers to extend the maturity to July 20, 2019. Additionally, the Borrowers are required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Amended Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility. At May 5, 2018, April 29, 2017 and February 3, 2018, respectively, we had borrowings of $100 million, $729 million and $400 million under the Term Loan, and carrying value, net of the remaining discount and debt issuance costs, of $94 million, $725 million and $391 million. The Company made repayments in 2018 of $300 million. A portion of the proceeds received from the Craftsman Sale were also used to reduce outstanding borrowings under the Term Loan during 2017.
Amounts borrowed pursuant to the 2016 Term Loan bear interest at a rate equal to LIBOR plus 750 basis points, subject to a 1.00% LIBOR floor. The Company received approximately $722 million in net proceeds from the 2016 Term Loan, which proceeds were used to reduce outstanding borrowings under its asset-based revolving credit facility. The 2016 Term Loan has a maturity date of July 20, 2020, which is the same maturity date as the Company's revolving credit facility commitments, and does not amortize. The 2016 Term Loan is subject to a prepayment premium of 2% of the aggregate principal amount of the 2016 Term Loan prepaid on or prior to April 8, 2017 and 1% of the aggregate principal amount of the 2016 Term Loan prepaid after April 8, 2017 and on or prior to April 8, 2018. The obligations under the Amended Domestic Credit Agreement, including the 2016 Term Loan, are secured by a first lien on substantially all of the domestic inventory and credit card and pharmacy receivables of the Company and its subsidiaries and aggregate advances under the Amended Domestic Credit Agreement are subject to a borrowing base formula. The carrying value of the 2016 Term Loan, net of the remaining discount and debt issuance costs, was $560 million, $554 million and $559 million at May 5, 2018, April 29, 2017 and February 3, 2018, respectively. A portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the 2016 Term Loan during 2017.
The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, to be at least 15%, exceptions that may be subject to certain maximum amounts and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility. Further, the Amended Domestic Credit Agreement includes customary covenants that restrict our ability to make dispositions, prepay debt and make investments, subject, in each case, to various exceptions. The Amended Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. As of May 5, 2018, our fixed charge ratio continues to be less than 1.0 to 1.0, and we are subject to these other requirements based on our availability. If availability under the domestic revolving credit facility were to fall below 10%, the Company would be required to test the fixed charge coverage ratio, and would not comply with the facility, and the lenders under the facility could demand immediate payment in full of all amounts outstanding and terminate their obligations under the facility. In addition, the domestic credit facility provides that in the event we make certain prepayments of indebtedness, for a period of one year thereafter we must maintain availability under the facility of at least 12.5%, and it prohibits certain other prepayments of indebtedness.
At May 5, 2018, April 29, 2017 and February 3, 2018, we had $901 million, $536 million and $271 million, respectively, of Revolving Facility borrowings and $93 million, $477 million and $377 million at May 5, 2018, April 29, 2017 and February 3, 2018, respectively, of letters of credit outstanding under the Revolving Facility. At May 5, 2018, April 29, 2017 and February 3, 2018, the amount available to borrow under the Revolving Facility was $20 million, $70 million and $69 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.

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
The Second Lien Credit Agreement was amended on July 7, 2017, providing an uncommitted line of credit facility under which subsidiaries of the Company may from time to time borrow line of credit loans ("Line of Credit Loans") with maturities less than 180 days, subject to applicable borrowing base limitations, in an aggregate principal amount not to exceed $500 million at any time outstanding. In February 2018, the Second Lien Credit Agreement was further amended to, among other things, increase the maximum aggregate principal amount of the Line of Credit Loans to $600 million, extend the maximum duration of the Line of Credit Loans to 270 days and increase the size of the general debt basket to $1.25 billion. During 2017, the Company received aggregate proceeds of $610 million from the issuance of Line of Credit Loans from various lenders, some of which are entities affiliated with ESL, Bruce R. Berkowitz, and Thomas J. Tisch. The Company made repayments of $110 million during 2017, some of which were to related parties. During 2018, the Company received an additional $70 million from the issuance of Line of Credit Loans from ESL. See Note 11 for further information. The proceeds were used for the repayment of indebtedness and general corporate purposes.
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
The Second Lien Credit Agreement includes representations and warranties, covenants and other undertakings, and events of default that are substantially similar to those contained in the Amended Domestic Credit Agreement. The Second Lien Credit Agreement requires the ABL Borrowers to prepay amounts outstanding under the Amended Domestic Credit Agreement and/or the Second Lien Credit Agreement in order to avoid a Collateral Coverage Event (as defined below). The carrying value of the Second Lien Term Loan, net of the remaining debt issuance costs, was $300 million, $292 million and $294 million at May 5, 2018, April 29, 2017 and February 3, 2018, respectively. The carrying value includes paid-in-kind interest of $5 million at May 5, 2018. The carrying value of the Line of Credit Loans was $570 million and $500 million at May 5, 2018 and February 3, 2018, respectively.
Old Senior Secured Notes and New Senior Secured Notes
In October 2010, we sold $1.0 billion aggregate principal amount of senior secured notes (the "Old Senior Secured Notes"), which bear interest at 6 5/8% per annum and mature on October 15, 2018. Concurrent with the closing of the sale of the Old Senior Secured Notes, the Company sold $250 million aggregate principal amount of Old Senior Secured Notes to the Company's domestic pension plan in a private placement, none of which remain in the

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

domestic pension plan as a result of the Tender Offer discussed below. The Old Senior Secured Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in certain assets consisting primarily of domestic inventory and receivables (the "Collateral"). The lien that secures the Old Senior Secured Notes is junior in priority to the liens on such assets that secure obligations under the Amended Domestic Credit Agreement, as well as certain other first priority lien obligations, and, following consummation of the Exchange Offers, obligations under the indenture relating to the New Senior Secured Notes. The Company used the net proceeds of this offering to repay borrowings outstanding under a previous domestic credit agreement on the settlement date and to fund the working capital requirements of our retail businesses, capital expenditures and for general corporate purposes. Prior to consummation of the Exchange Offers, the indenture under which the Old Senior Secured Notes (the "Old Senior Secured Notes Indenture") were issued contained restrictive covenants that, among other things, (1) limited the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limited the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets to, another person. The indenture also provided for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding Old Senior Secured Notes to be due and payable immediately. In connection with the consummation of the Exchange Offers, we entered into a supplemental indenture to the Old Senior Secured Notes Indenture that eliminated substantially all of the restrictive covenants and certain events of default in the Old Senior Secured Notes Indenture. The supplemental indenture, among other things, eliminated the obligation of the Company to offer to repurchase all outstanding Old Senior Secured Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the Old Senior Secured Notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. The Company may call the Old Senior Secured Notes at a premium based on the "Treasury Rate" as defined in the indenture, plus 50 basis points.
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
The carrying value of Old Senior Secured Notes, net of the remaining discount and debt issuance costs, was $134 million, $303 million and $303 million at May 5, 2018, April 29, 2017 and February 3, 2018, respectively. The carrying value of Old Senior Secured Notes is included within current portion of long-term debt in the Condensed Consolidated Balance Sheets at May 5, 2018.
In February 2018, the Company commenced the Exchange Offers pursuant to which it offered to issue in exchange for its outstanding Senior Secured Notes new 6 5/8% Senior Secured Notes Due 2019, of a like principal amount, convertible into common stock of the Company, with interest on such notes to be payable in kind at the Company's option. The Exchange Offers expired on March 15, 2018. Approximately $169.8 million principal amount of the Senior Secured Notes were validly tendered, accepted and canceled, including $20 million principal amount of Old Senior Secured Notes held by ESL, and the Company issued a like principal amount of New Senior Secured Notes. The New Senior Secured Notes are optionally convertible by the holders thereof into shares of the Company’s common stock at a conversion price of $5.00 per share of common stock, and are mandatorily convertible at the Company's option if the volume weighted average trading price of the common stock on the NASDAQ exceeds $10.00 for a prescribed period. The New Senior Secured Notes bear interest at a rate of 6.625% per annum and the Company will pay interest semi-annually on April 15 and October 15 of each year, which interest may, at the option of the Company, be paid in kind. The New Senior Secured Notes mature in October 2019.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
The carrying value of New Senior Secured Notes, net of the remaining discount and debt issuance costs, was $175 million at May 5, 2018. The carrying value includes paid-in-kind interest of $6 million at May 5, 2018.
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
We accounted for the Old Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Old Senior Unsecured Notes based on the relative fair values of the Old Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Old Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. The discount is being amortized over the life of the Old Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $13 million and $12 million of the discount was amortized during the 13 week periods ended May 5, 2018 and April 29, 2017, respectively. The remaining discount was approximately $82 million, $182 million and $140 million at May 5, 2018, April 29, 2017 and February 3, 2018, respectively. The carrying value of the Old Senior Unsecured Notes, net of the remaining discount and debt issuance costs, was approximately $328 million, $440 million and $483 million at May 5, 2018, April 29, 2017 and February 3, 2018, respectively.
In February 2018, the Company commenced the Exchange Offers, pursuant to which it offered to issue in exchange for its outstanding Senior Unsecured Notes new 8% Senior Unsecured Notes Due 2019, of a like principal amount, convertible into common stock of the Company, with interest on such notes to be payable in kind at the Company's option. The Exchange Offers expired on March 15, 2018. Approximately $214 million principal amount of the Old Senior Unsecured Notes were validly tendered, accepted and canceled, including $187.6 million principal amount of Old Senior Unsecured Notes by ESL, and the Company issued a like principal amount of New Senior Unsecured Notes. The New Senior Unsecured Notes are optionally convertible by the holders thereof into shares of the Company’s common stock at a conversion price of $8.33 per share of common stock, and are mandatorily convertible at the Company's option if the volume weighted average trading price of the common stock on the NASDAQ exceeds $10.00 for a prescribed period.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The New Senior Unsecured Notes are the unsecured and unsubordinated obligations of the Company and rank equal in right of payment with the existing and future unsecured and unsubordinated indebtedness of the Company. The New Senior Unsecured Notes bear interest at a rate of 8% per annum and the Company will pay interest semi-annually on June 15 and December 15 of each year, which interest may, at the option of the Company, be paid in kind. The New Senior Unsecured Notes are not guaranteed.
The Company allocated $45 million of the remaining discount from the Old Senior Unsecured Notes to the New Senior Unsecured Notes. Approximately $3 million of the discount was amortized during the 13 week period ended May 5, 2018. The remaining discount was approximately $42 million at May 5, 2018. The carrying value of the New Senior Unsecured Notes, net of the remaining discount and debt issuance costs, was approximately $171 million at May 5, 2018.
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
The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly-owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities, through the extinguishment of the REMIC Securities in March 2018. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly-owned consolidated subsidiaries, through the extinguishment of the REMIC Securities in March 2018. At each of May 5, 2018, April 29, 2017 and February 3, 2018, the net book value of the securitized trademark rights was approximately $0.7 billion. The net book value of the securitized real estate assets was approximately $0.6 billion and $0.5 billion at April 29, 2017 and February 3, 2018, respectively.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 3—STORE CLOSING CHARGES, SEVERANCE COSTS, IMPAIRMENTS AND REAL ESTATE TRANSACTIONS
Store Closings and Severance
We closed 67 stores in our Kmart segment and 41 stores in our Sears Domestic segment during the 13 week period ended May 5, 2018. An additional 9 stores in our Kmart segment and 31 stores in our Sears Domestic segment will close during 2018 that were announced for closure prior to the end of the first quarter of 2018.
We closed 111 stores in our Kmart segment and 44 stores in our Sears Domestic segment during the 13 week period ended April 29, 2017.
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any estimated sublease income.
Store closing costs and severance recorded for the 13 week periods ended May 5, 2018 and April 29, 2017 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$(3)	$1	$29	$1	$1	$29
Sears Domestic	12	3	31	2	3	51
Total for the 13 week period ended May 5, 2018	$9	$4	$60	$3	$4	$80

Kmart	$10	$5	$16	$3	$1	$35
Sears Domestic	5	11	25	1	5	47
Total for the 13 week period ended April 29, 2017	$15	$16	$41	$4	$6	$82
_____________

(1)	Recorded within cost of sales, buying and occupancy in the Condensed Consolidated Statements of Operations.

(2)
Recorded within selling and administrative in the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)	Costs for the 13 week periods ended May 5, 2018 and April 29, 2017 are recorded within depreciation and amortization in the Condensed Consolidated Statements of Operations.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Store closing costs and severance accruals of $272 million, $246 million and $261 million at May 5, 2018, April 29, 2017 and February 3, 2018, respectively, were as shown in the table below. Store closing accruals included $126 million, $116 million and $126 million within other current liabilities and $146 million, $130 million and $135 million within other long-term liabilities in the Condensed Consolidated Balance Sheets at May 5, 2018, April 29, 2017, and February 3, 2018, respectively.

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at April 29, 2017	$44	$191	$11	$246
Store closing costs	67	108	28	203
Store closing capital lease obligations	—	8	—	8
Payments/utilizations	(62)	(107)	(27)	(196)
Balance at February 3, 2018	49	200	12	261
Store closing costs	4	69	3	76
Payments/utilizations	(20)	(38)	(7)	(65)
Balance at May 5, 2018	$33	$231	$8	$272
Long-Lived Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, we performed an impairment test of certain of our long-lived assets due to events and changes in circumstances during the 13 week period ended May 5, 2018 that indicated an impairment might have occurred. As a result of impairment testing, the Company recorded impairment charges of $14 million, of which $8 million and $6 million were recorded within the Sears Domestic and Kmart segments, respectively.
As a result of impairment testing, the Company recorded impairment charges of $15 million, of which $10 million and $5 million were recorded within the Sears Domestic and Kmart segments, respectively, during the 13 week period ended April 29, 2017.
Gain on Sales of Assets
We recognized $165 million and $741 million in gains on sales of assets during the 13 weeks ended May 5, 2018 and April 29, 2017, respectively. These gains were primarily a result of several real estate transactions. Real estate transactions in 2018 included properties that served as collateral for our real estate facilities for which proceeds of $67 million, $15 million, $5 million, $30 million and $98 million were used to pay interest and a portion of the 2016 Secured Loan Facility, 2017 Secured Loan Facility, Incremental Loans, Term Loan Facility and Secured Loan, respectively. Gains in 2017 also included a gain of $492 million in connection with the Craftsman Sale, which is further described in Note 1.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

In connection with the Seritage transaction and JV transactions, Holdings entered into agreements with Seritage and the JVs under which Holdings initially leased 255 of the properties (the "Master Leases"), with the remaining properties being leased by Seritage to third parties. Holdings has closed 30 stores pursuant to recapture notices from Seritage or the JVs and 56 stores pursuant to lease terminations. An additional 9 stores will close in 2018 pursuant to recapture notices from Seritage or the JVs as well as 9 stores pursuant to lease terminations. Also, in July 2017, Seritage sold a 50% joint venture interest in five of the properties and Holdings will pay rent to the new landlord.
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
During the 13 weeks ended May 5, 2018, Holdings recorded gains of $40 million related to recapture and termination activity in connection with REIT properties and JV properties. During the 13 weeks ended April 29, 2017, Holdings recorded gains of $42 million related to recapture and termination activity in connection with REIT properties and JV properties. The Master Leases provide Seritage and the JVs rights to recapture 100% of certain stores. The Master Leases also provide Seritage and the JVs a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), in addition to all of the automotive care centers, all outparcels or outlots, and certain portions of parking areas and common areas, except as set forth in the Master Leases, for no additional consideration. As space is recaptured pursuant to the recapture right, Holdings' obligation to pay rent is reduced proportionately. Accordingly, Holdings recognizes gains equal to the unamortized portion of the gain that had previously been deferred which exceeds the present value of minimum lease payments, as reduced due to recapture activity. The Master Leases also provide Holdings certain rights to terminate the Master Leases with respect to REIT properties or JV properties that cease to be profitable for operation. In order to terminate the Master Lease for a certain property, Holdings must make a payment to Seritage or the JV of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property. The Company recognizes the corresponding expenses for termination payments to Seritage when we notify Seritage of our intention to terminate the leases and the stores are announced for closure. We recorded expense of $11 million for termination payments to Seritage during the 13 weeks ended May 5, 2018.
Holdings also recorded immediate gains of $40 million during 2017, of which $23 million was recorded during the 13 weeks ended April 29, 2017, for the amount of gains on sale in excess of the present value of minimum lease payments for two of the properties that were previously accounted for as financing transactions. As the redevelopment at the stores had been completed and the third-party tenant had commenced rent payments to the JVs, the Company determined that the continuing involvement no longer existed and that the properties qualified for sales recognition and sale-leaseback accounting.
Sale-leaseback financing transactions
Holdings received cash proceeds for sale-leaseback financing transactions of $130 million during the 13 weeks ended May 5, 2018. We accounted for the other transactions as financing transactions in accordance with accounting standards applicable to sale-leaseback transactions as a result of other forms of continuing involvement, including an earn-out provision and the requirement to prepay rent for one year. Accordingly, Holdings recorded a sale-leaseback financing obligation of $347 million, $183 million and $247 million at May 5, 2018, April 29, 2017 and February 3, 2018, respectively, which is classified as a long-term sale-leaseback financing obligation in the Condensed Consolidated Balance Sheets. The sale-leaseback financing obligation related to the four properties that had continuing involvement decreased to $70 million at February 3, 2018 as two of the properties qualified for sales

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

recognition and sale-leaseback accounting as further described above. Additionally, Holdings recorded immediate gains of $21 million during the 13 weeks ended May 5, 2018 for three properties that were previously accounted for as financing transactions as the leaseback ended and it was determined that sales recognition was appropriate. We continued to report real property assets of $102 million, $76 million and $66 million at May 5, 2018, April 29, 2017 and February 3, 2018, respectively, in our Condensed Consolidated Balance Sheets, which are included in our Sears Domestic segment. The obligation for future minimum lease payments at May 5, 2018 is $128 million over the lease terms, and $9 million in 2018, $14 million in 2019, $16 million in 2020, $13 million in 2021, $14 million in 2022 and $62 million thereafter, excluding $13 million was that was prepaid upon closing the transactions.
Other real estate transactions
In addition to the Seritage transaction, JV transactions and other sale-leaseback financing transactions described above, we recorded gains on the sales of assets for other significant items described as follows.
During the 13 week period ended May 5, 2018, we recorded gains on the sales of assets of $69 million recognized on the sale or amendment and lease termination of nine Sears Full-line stores and four non-retail locations in our Sears Domestic segment for which we received $111 million cash proceeds. During 13 week period ended May 5, 2018, we also recorded gains on the sales of assets of $17 million recognized on the sale or amendment and lease termination of nine Kmart stores for which we received $18 million cash proceeds.
During the 13 week period ended April 29, 2017, we recorded gains on the sales of assets of $96 million recognized on the sale of three Sears Full-line stores for which we received $104 million of cash proceeds and $28 million on the sale of one Kmart store for which we received $28 million of cash proceeds, which was included within restricted cash in our Condensed Consolidated Balance Sheet at April 29, 2017.
Certain sales of our properties had leaseback arrangements. We determined that the transactions with leaseback arrangements qualify for sales recognition and sale-leaseback accounting. In accordance with accounting standards related to sale-leaseback transactions, Holdings recognized any loss on sale immediately, any gain on sale in excess of the present value of minimum lease payments immediately, and any remaining gain was deferred and will be recognized in proportion to the related rent expense over the lease term. At May 5, 2018, April 29, 2017 and February 3, 2018, respectively, $155 million, $142 million and $138 million of the deferred gain on sale-leaseback is classified as current within other current liabilities, and $329 million, $504 million and $362 million is classified as long-term deferred gain on sale-leaseback in the Condensed Consolidated Balance Sheets. For the other transactions, we determined that we have surrendered substantially all of our rights and obligations, and, therefore, immediate gain recognition is appropriate.
Holdings recorded rent expense at properties with leaseback arrangements that have deferred gains of $16 million and $22 million within cost of sales, buying and occupancy in the Condensed Consolidated Statements of Operations for the 13 week periods ended May 5, 2018 and April 29, 2017, respectively. Rent expense at these properties consisted of straight-line rent expense offset by amortization of deferred gain on sale-leaseback, as shown in the tables below.

	13 Weeks Ended May 5, 2018			13 Weeks Ended April 29, 2017
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Straight-line rent expense	$4	$30	$34	$6	$37	$43
Amortization of deferred gain on sale-leaseback	(2)	(16)	(18)	(4)	(17)	(21)
Rent expense	$2	$14	$16	$2	$20	$22

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 4—EQUITY
Earnings (Loss) per Share
The following table sets forth the components used to calculate basic and diluted earnings (loss) per share attributable to Holdings' shareholders.

	13 Weeks Ended
millions, except loss per share	May 5, 2018	April 29, 2017
Basic weighted average shares	108.0	107.2
Diluted weighted average shares	108.0	107.2

Net income (loss) attributable to Holdings' shareholders	$(424)	$245

Earnings (loss) per share attributable to Holdings' shareholders:
Basic	$(3.93)	$2.29
Diluted	$(3.93)	$2.29
Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	May 5, 2018	April 29, 2017	February 3, 2018
Pension and postretirement adjustments (net of tax of $(225) for all periods presented)	$(1,035)	$(1,499)	$(1,071)
Currency translation adjustments (net of tax of $0 for all periods presented)	—	(2)	(1)
Accumulated other comprehensive loss	$(1,035)	$(1,501)	$(1,072)
Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.
Income Tax Expense Allocated to Each Component of Other Comprehensive Income
Income tax expense allocated to each component of other comprehensive income was as follows:

	13 Weeks Ended May 5, 2018			13 Weeks Ended April 29, 2017
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$36	$—	$36	$50	$—	$50
Currency translation adjustments	1	—	1	1	—	1
Total other comprehensive income	$37	$—	$37	$51	$—	$51

(1)	Included in the computation of net periodic benefit expense. See Note 5 to the Condensed Consolidated Financial Statements.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 5—BENEFIT PLANS
Pension and Postretirement Benefit Plans
We provide benefits to certain associates who are eligible under various defined benefit pension plans, contributory defined benefit pension plans and other postretirement plans, primarily retiree medical benefits. For purposes of determining the periodic expense of our defined benefit plans, we use the fair value of plan assets as the market related value. The following table summarizes the components of total net periodic benefit expense, recorded within other loss in the Condensed Consolidated Statements of Operations, for our retirement plans:

	13 Weeks Ended
millions	May 5, 2018	April 29, 2017
Components of net periodic expense:
Interest cost	$37	$53
Expected return on plan assets	(40)	(57)
Amortization of experience losses	36	50
Net periodic expense	$33	$46
Contributions
During the 13 week period ended May 5, 2018, we made total contributions of $287 million to our pension and postretirement plans, including amounts contributed from the escrow created pursuant to the PPPFA. During the 13 week period ended April 29, 2017, we made total contributions of $68 million to our pension and postretirement plans. We anticipate making aggregate contributions to our defined benefit and postretirement plans of approximately $251 million over the remainder of 2018 (excluding the $20 million supplemental payment described below). As discussed in Note 1, the Company agreed to grant the PBGC a lien on, and subsequently contribute to the Company's pension plans, the Craftsman Receivable. During the second quarter of 2017, we sold the Craftsman Receivable to a third-party purchaser, and deposited the proceeds into an escrow for the benefit of our pension plans. We subsequently contributed a portion of the proceeds received from the sale of the Craftsman Receivable to our pension plans, which contribution was credited against the Company's minimum pension funding obligations in 2017. Under our agreement with the PBGC, the remaining proceeds will also be contributed to our pension plans, and when so contributed, will be fully credited against the Company's minimum pension funding obligations in 2018 and 2019.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 6—INCOME TAXES
We had gross unrecognized tax benefits of $132 million at May 5, 2018, $150 million at April 29, 2017 and $130 million at February 3, 2018. Of the amount at May 5, 2018, $104 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13 week periods ended May 5, 2018 and April 29, 2017, gross unrecognized tax benefits increased by $2 million and $8 million, respectively, due to state activity. We expect that our unrecognized tax benefits could decrease by as much as $9 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At May 5, 2018, April 29, 2017 and February 3, 2018, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $54 million ($43 million net of federal benefit), $64 million ($42 million net of federal benefit) and $51 million ($40 million net of federal benefit), respectively. The total amount of net interest expense (net of federal benefit) recognized as part of income tax expense in our Condensed Consolidated Statements of Operations was $2 million for each of the 13 week periods ended May 5, 2018 and April 29, 2017.
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
At the end of 2017, we had a federal and state net operating loss ("NOL") deferred tax asset of $1.7 billion, which will expire predominately between 2019 and 2037. We have credit carryforwards of $899 million, which will expire between 2018 and 2037.
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
At February 3, 2018, we had a valuation allowance of $4.2 billion. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. We will continue to evaluate our valuation allowance for any change in circumstances that causes a change in judgment about the realizability of the deferred tax asset.
The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. As such, for the 13-week periods ended May 5, 2018 and April 29, 2017, our effective income tax rates were an expense of 2.2% and a benefit of 41.6%, respectively. Our tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. The 2018 rate reflects the impacts of the Tax Cuts and Jobs Act, including the federal tax rate of 21%, the effect of taxes on foreign earnings and changes to previously deductible expenses. In addition, the 13-week period ended May 5, 2018 was positively impacted by the reversal of deferred taxes related to indefinite-life assets associated with property sales and negatively impacted by foreign branch taxes and state income taxes. During the first quarter of fiscal 2017, the Company realized a significant tax benefit on the reversal of deferred taxes related to the Craftsman trade name.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the "Tax Act"). The Tax Act made broad and complex changes to the U.S. tax code that will affect our fiscal years endings February 3, 2018 and February 2, 2019, including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21%, (2) requiring a one-time transition tax on certain unrepatriated earnings of

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

foreign subsidiaries that is payable over eight years and (3) various other miscellaneous changes that are effective in fiscal 2017. With the lower U.S. federal corporate rate effective beginning January 1, 2018, our U.S. federal corporate tax rate for 2017 was a blended rate of 33.717% and for 2018 is the statutory rate of 21%.
In addition to the 21% reduced federal corporate tax rate, the Tax Act also established new laws that will affect fiscal 2018, including, but not limited to, (1) the creation of the base erosion anti-abuse tax ("BEAT"), a new minimum tax; (2) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (3) a new provision designed to tax global intangible low-taxed income ("GILTI"); (4) a new limitation on deductible interest expense; (5) limitations on the deductibility of certain executive compensation; (6) limitations on the use of foreign tax credits ("FTCs") to reduce the U.S. income tax liability; and (7) limitations on net operating losses ("NOLs") generated in tax years beginning after December 31, 2017, to 80% of taxable income with indefinite carryovers.
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
The income tax benefit for the period ended February 3, 2018 included a tax benefit of $470 million related to the impacts of the Tax Act. The impacts of the Tax Act primarily consist of a net benefit for the corporate rate reduction of $222 million, a net tax benefit for the valuation allowance release of $270 million, and a net expense for the transition tax of $11 million.
For various reasons discussed below, our accounting for the following elements of the Tax Act is incomplete as of the fiscal year ending February 3, 2018 and the first quarter of fiscal 2018. We will continue to refine our calculations as additional analysis is completed. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:
Reduction of U.S. federal corporate tax rate: As a result of the reduced corporate rate, our deferred tax assets, liabilities, and valuation allowance decreased. Further, as we had a net deferred tax liability after valuation allowance, these decreases resulted in a deferred income tax benefit of $222 million for the year ended February 3, 2018. While we were able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analysis related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and state tax effect of adjustments made to federal temporary differences. We have not adjusted our provisional tax benefit of $222 million recorded at February 3, 2018 as of the first quarter of fiscal 2018.
Valuation Allowances: The Company assessed whether its valuation allowance analyses are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, new categories of FTC’s, and other miscellaneous provisions of the Tax Act), any corresponding determination of the need for a change in a valuation allowance is also provisional. We have not adjusted our provisional net tax benefit of $270 million at February 3, 2018 as of the first quarter of fiscal 2018.
Global Intangible Low Taxes Income: The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) must be included in the gross income of the CFC’s U.S. shareholder. GILTI is the excess of the shareholder’s "net CFC tested income" over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rate share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.
Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of accounting standards applicable to income taxes. In accordance with accounting standards applicable to income taxes, we are allowed to make an accounting policy choice of (1) treating taxes due on future

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or (2) factoring such amounts into a company’s measurement of its deferred taxes (the "deferred method"). We selected the cost-period method in the fiscal year ending February 3, 2018. We have estimated that our GILTI tax for the fiscal year ending February 2, 2019 will be $7 million and have included it in our annual effective tax rate ("AETR") calculation. While the estimated GILTI inclusion will increase our taxable income by $35.1 million, it results in no income tax payable due to the utilization of NOL attributes of $7 million with a valuation allowance release of the same amount. We will continue to refine our calculations throughout fiscal 2018.
Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax ("Transition Tax") is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-86 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $6 million and a provisional withholding tax obligation of $11 million at February 3, 2018. As a result of our valuation allowance on NOLs, only the $11 million withholding tax obligation resulted in a current tax expense. While we are continuing to gather additional information to more precisely compute the amount of the Transition Tax, we did not adjust our estimate of the provisional Transition Tax as of the first quarter of fiscal 2018.
Other Tax Act Provisions: The Company’s AETR also reflects the impact of other Tax Act provisions, including, but not limited to, the new limitation on deductible interest expense, limitations on the deductibility of certain executive compensation, and the disallowance of certain miscellaneous provisions.
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
Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States. The merchandise and service categories, which represent revenues from contracts with customers, are as follows. The other category includes revenues from contracts with customers, as described below, and also includes rental revenues.

(i)	Hardlines—consists of home appliances, consumer electronics, lawn & garden, tools & hardware, automotive parts, household goods, toys, housewares and sporting goods;

(ii)	Apparel and Soft Home—includes women's, men's, kids', footwear, jewelry, accessories and soft home;

(iii)	Food and Drug—consists of grocery & household, pharmacy and drugstore;

(iv)	Service—includes repair, installation and automotive service and extended contract revenue; and

(v)	Other—includes revenues earned in connection with our agreements with SHO and Lands' End, as well as credit revenues and rental revenues.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	13 Weeks Ended May 5, 2018
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$199	$1,061	$1,260
Apparel and Soft Home	300	361	661
Food and Drug	290	1	291
Total merchandise sales	789	1,423	2,212
Services and other
Services	1	377	378
Other	7	294	301
Total services and other	8	671	679
Total revenues	797	2,094	2,891
Costs and expenses
Cost of sales, buying and occupancy - merchandise sales	641	1,258	1,899
Cost of sales and occupancy - services and other	3	384	387
Total cost of sales, buying and occupancy	644	1,642	2,286
Selling and administrative	251	655	906
Depreciation and amortization	9	58	67
Impairment charges	6	8	14
Gain on sales of assets	(40)	(125)	(165)
Total costs and expenses	870	2,238	3,108
Operating loss	$(73)	$(144)	$(217)
Total assets	$1,655	$5,628	$7,283
Capital expenditures	$8	$6	$14

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	13 Weeks Ended April 29, 2017
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$366	$1,428	$1,794
Apparel and Soft Home	513	469	982
Food and Drug	552	1	553
Total merchandise sales	1,431	1,898	3,329
Services and other
Services	1	468	469
Other	15	386	401
Total services and other	16	854	870
Total revenues	1,447	2,752	4,199
Costs and expenses
Cost of sales, buying and occupancy - merchandise sales	1,180	1,599	2,779
Cost of sales and occupancy - services and other	4	485	489
Total cost of sales, buying and occupancy	1,184	2,084	3,268
Selling and administrative	392	829	1,221
Depreciation and amortization	13	74	87
Impairment charges	5	10	15
Gain on sales of assets	(597)	(144)	(741)
Total costs and expenses	997	2,853	3,850
Operating income (loss)	$450	$(101)	$349
Total assets	$2,245	$6,842	$9,087
Capital expenditures	$6	$16	$22
NOTE 8—SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at May 5, 2018, April 29, 2017 and February 3, 2018 consisted of the following:

millions	May 5, 2018	April 29, 2017	February 3, 2018
Unearned revenues	$515	$611	$539
Self-insurance reserves	348	531	491
Other	439	495	444
Total	$1,302	$1,637	$1,474

The Company accounted for the Insurance Transaction in accordance with accounting standards applicable to extinguishments of liabilities. The Company determined that it has been legally released from being the primary obligor under certain workers' compensation and auto per occurrence deductible losses. Accordingly, we accounted for the Insurance Transaction as an extinguishment, and de-recognized the related self-insurance reserves and recognized a loss of $27 million, for the difference between the cash paid and the carrying value of related self-insurance reserves, within selling and administrative in the Condensed Consolidated Statement of Operations for the 13 week period ended May 5, 2018.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The Company sells service contracts that provide for preventative maintenance and repair/replacement coverage on consumer products over periods of time ranging from 12 to 144 months. Revenues from the sale of service contracts, and the related direct acquisition costs, are deferred and amortized on a straight-line basis over the lives of the associated contracts, while the associated service costs are expensed as incurred. The Company satisfies its performance obligations for service contracts over time as we are obligated to perform the related services over the contract period, while payment from the customer is generally received at the inception of the service contract.
The table below shows activity related to unearned revenues for service contracts, which are recorded within unearned revenues and other long-term liabilities in the Condensed Consolidated Balance Sheets. During the 13 weeks ended May 5, 2018, the Company recognized revenues of $187 million that were included within unearned revenues at February 3, 2018. During the 13 weeks ended April 29, 2017, the Company recognized revenues of $217 million that were included within unearned revenues at January 28, 2017. The Company expects to recognize revenue of $577 million within the next 12 months and $494 million of revenue thereafter and has accordingly included these amounts within unearned revenues and other long-term liabilities, respectively.

millions	Unearned Revenues
Balance at April 29, 2017	$1,251
Sales of service contracts	512
Revenue recognized on existing service contracts	(649)
Balance at February 3, 2018	1,114
Sales of service contracts	153
Revenue recognized on existing service contracts	(196)
Balance at May 5, 2018	$1,071
Deferred acquisition costs included $140 million, $163 million and $145 million within prepaid expenses and other current assets and $255 million, $297 million and $268 million within other assets in the Condensed Consolidated Balance Sheets at May 5, 2018, April 29, 2017, and February 3, 2018, respectively. Amortization of deferred acquisition costs included within selling and administrative expense in the Condensed Consolidated Statements of Operations was $55 million and $63 million for the 13 week periods ended May 5, 2018 and April 29, 2017, respectively.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
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
Because litigation outcomes are inherently unpredictable, our evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. If the assessments indicate that loss contingencies that could be material to any one of our financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then we disclose the nature of the loss contingencies, together with an estimate of the range of possible loss or a statement that such loss is not reasonably estimable. While the consequences of certain unresolved proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be reasonably made, an adverse outcome from such proceedings could have a material effect on our earnings in any given reporting period. However, in the opinion of our management, after consulting with legal counsel, and taking into account insurance and reserves, the ultimate liability related to current outstanding matters is not expected to have a material effect on our financial position or capital resources.
NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We are currently evaluating the effect the update will have on our consolidated financial statements.
Accounting for Certain Financial Instruments with Down Round Features
In July 2017, the FASB issued an accounting standards update which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share to recognize the effect of the down round feature when it is triggered. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption is permitted. The Company adopted the update in the first quarter of 2018. The adoption of the new standard did not have an impact on our condensed consolidated financial statements.
Compensation - Retirement Benefits
In March 2017, the FASB issued an accounting standards update which requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in the update must be applied retrospectively. The Company adopted the update in the first quarter of 2018. The adoption of the new standard reduced selling and administrative and increased other loss in the Condensed Consolidated Statements of Operations by $46 million for the 13 weeks ended April 29, 2017.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Business Combinations
In January 2017, the FASB issued an accounting standards update which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in the update must be applied prospectively. The Company adopted the update in the first quarter of 2018. The adoption of the new standard did not have an impact on our condensed consolidated financial statements.
Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued an accounting standards update to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current accounting standards prohibit the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in accounting standards. To more faithfully represent the economics of intra-entity asset transfers, the amendments in this update require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change accounting standards for the pre-tax effects of an intra-entity asset transfer under accounting standards applicable to consolidation, or for an intra-entity transfer of inventory. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted as of the beginning of an annual reporting period. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the update in the first quarter of 2018. The adoption of the new standard did not have an impact on our condensed consolidated financial statements.
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued accounting standards updates which address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. These updates are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in the update must be applied using a retrospective transition method to each period presented. The Company adopted the update in the first quarter of 2018. The adoption of the new standard did not have an impact on our condensed consolidated financial statements.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standards update which replaces the current revenue recognition standards. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. As discussed in Note 1, the Company adopted the update in the first quarter of 2018 using the full retrospective adoption method. See Note 1 for further information.
Other Income - Gains and Losses from the De-recognition of Non-financial assets
In May 2014, the FASB also issued Subtopic 610-20 as part of the accounting standards update Revenue from Contracts with Customers. Subsequently, the FASB issued accounting standards updates which clarify the guidance. The update provides guidance on the recognition and measurement of transfers of non-financial assets to parties that are not customers and amends or supersedes existing guidance within accounting standards related to intangible assets and real estate sales on determining the gain or loss recognized upon de-recognition of a non-financial asset. The effective date of the update is aligned with the requirements in the new revenue standard. The amendments in this update may be applied using a full or modified retrospective adoption method. The Company adopted the update in the first quarter of 2018 using the modified retrospective adoption method to contracts not complete at the adoption date. The adoption of the new standard did not have an impact on our condensed consolidated financial statements.
NOTE 11—RELATED PARTY DISCLOSURE
Mr. Lampert is Chairman of our Board of Directors and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. ESL owned approximately 49% of our outstanding common stock at May 5, 2018 (excluding shares of common stock that ESL may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock and through debt conversion features).
Bruce R. Berkowitz was a member of our Board of Directors from February 2016 through October 2017. Mr. Berkowitz serves as the Chief Investment Officer of Fairholme Capital Management, LLC, an investment adviser registered with the SEC, and is the President and a Director of Fairholme Funds, Inc., a SEC-registered investment company providing investment management services to three mutual funds (together with Fairholme Capital Management, LLC and other affiliates, "Fairholme"). Fairholme owned approximately 16% of our outstanding common stock at May 5, 2018 (excluding shares of common stock that Fairholme may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
Thomas J. Tisch has been an independent member of our Board of Directors since 2005. Mr. Tisch owned approximately 3% of our outstanding common stock at May 5, 2018 (excluding shares of common stock that Mr. Tisch may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock and through debt conversion features).
Unsecured Commercial Paper
During the 13 week periods ended May 5, 2018 and April 29, 2017, ESL and its affiliates held unsecured commercial paper issued by SRAC, an indirect wholly-owned subsidiary of Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate and principal amount outstanding was 7.0 days, 11% and $14 million and 7.2 days, 7.72% and $22 million, respectively, during the 13 week periods ended May 5, 2018 and April 29, 2017. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2017 was $50 million, and $0.4 million of interest was paid by SRAC to ESL during the 13 week period ended May 5, 2018. ESL held $15 million of our commercial paper at April 29, 2017, including $10 million held by Mr. Lampert.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.
LC Facility
On December 28, 2016, the Company, through the Borrowers, entered into the LC Facility, which was subsequently amended in August 2017. At May 5, 2018, April 29, 2017 and February 3, 2018, we had $263 million, $200 million, and $271 million of letters of credit outstanding under the LC Facility. The letters of credit outstanding under the LC Facility were initially committed by entities affiliated with ESL, and the Lenders maintain cash collateral on deposit with the Issuing Bank of $108 million. $157 million of the amount originally committed under the LC Facility has been syndicated to unaffiliated third party lenders as of May 5, 2018. See Note 2 for additional information regarding the LC Facility, as amended.
FILO Loan
On March 21, 2018, the Company, through the Borrowers, obtained the FILO Loan. The initial lenders of the FILO Loan include JPP, LLC and JPP II, LLC, entities affiliated with ESL, and Benefit Street 2018 LLC, an entity affiliated with Mr. Tisch. At May 5, 2018, JPP LLC and JPP II, LLC and Benefit Street 2018 LLC, respectively, held $70 million and $25 million of principal amount of the FILO Loan.
Mezzanine Loan and Additional Mezzanine Loans
On March 14, 2018, the Company, through the Mezzanine Loan Borrower, entered into the Mezzanine Loan Agreement with the Lenders, entities affiliated with ESL. The Mezzanine Loan Agreement contains an uncommitted accordion feature pursuant to which the Mezzanine Loan Borrower may incur Additional Mezzanine Loans, subject to certain conditions. At May 5, 2018, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $334 million of aggregate principal amount of Mezzanine Loan and Additional Mezzanine Loans.
Term Loan Facility
On January 4, 2018, the Company, through the Borrowers, obtained a $300 million loan facility from the Lenders, entities affiliated with ESL. At May 5, 2018 and February 3, 2018, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $145 million and $151 million of principal amount of the Term Loan Facility. Approximately $30 million of proceeds received from real estate transactions were used to reduce outstanding borrowings under the Term Loan Facility, of which $11 million were repaid to entities affiliated with ESL. See Note 2 for additional information regarding the Term Loan Facility.
2017 Secured Loan Facility
On January 3, 2017, the Company, through the 2017 Secured Loan Borrowers, obtained a $500 million real estate loan facility from the Lenders, entities affiliated with ESL. On March 8, 2018, the Company borrowed an additional $100 million from the Lenders, which matures on July 20, 2020 and has the same terms as the 2017 Secured Loan Facility, as amended. At May 5, 2018, April 29, 2017 and February 3, 2018, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $469 million, $500 million and $384 million of principal amount of the 2017 Secured Loan Facility, respectively. Approximately $15 million of proceeds received from real estate transactions were used to reduce outstanding borrowings under the 2017 Secured Loan Facility during the 13 weeks ended May 5, 2018, all of which were repaid to entities affiliated with ESL. During October 2017, the Company, through the Incremental Loan Borrowers, obtained Incremental Loans totaling $200 million from the Lenders. At May 5, 2018 and February 3, 2018, respectively, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $140 million and $145 million of principal amount of the Incremental Loans. Approximately $5 million of proceeds received from real estate transactions were used to reduce outstanding borrowings under the Incremental Loans, all of which were repaid to entities affiliated with ESL. See Note 2 for additional information regarding the 2017 Secured Loan Facility and Incremental Loans.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

2016 Secured Loan Facility
In April 2016, the Company, through the 2016 Secured Loan Borrowers, obtained a $500 million real estate loan facility from the 2016 Secured Loan Lenders, some of which are entities affiliated with ESL. At May 5, 2018, April 29, 2017 and February 3, 2018, entities affiliated with ESL held $93 million, $216 million and $126 million, respectively, of principal amount of the 2016 Secured Loan Facility. Approximately $67 million of proceeds received from real estate transactions were used to reduce outstanding borrowings under the 2016 Secured Loan Facility, of which $33 million was repaid to entities affiliated with ESL. See Note 2 for additional information regarding the 2016 Secured Loan Facility, as amended.
2016 Term Loan
In April 2016, the Company, through the ABL Borrowers, obtained a $750 million senior secured term loan under the Amended Domestic Credit Agreement with a syndicate of lenders, including $146 million (net of original issue discount) from JPP, LLC and JPP II, LLC, entities affiliated with ESL, and $100 million from the Company's domestic pension plans. At May 5, 2018 the Company's domestic pension plans held $76 million of principal amount of the 2016 Term Loan. At April 29, 2017 and February 3, 2018, JPP LLC and JPP II, LLC, and the Company's domestic pension plans, respectively, held $114 million and $76 million, respectively, and $38 million and $77 million, respectively, of principal amount of the 2016 Term Loan. As disclosed in Note 2, a portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the 2016 Term Loan during the 13 weeks ended April 29, 2017, of which $36 million and $24 million was repaid to JPP LLC and JPP II, LLC, and the Company's domestic pension plans, respectively. See Note 2 for additional information regarding the 2016 Term Loan.
Second Lien Credit Agreement
In September 2016, the Company, through the ABL Borrowers, obtained a $300 million Second Lien Term Loan from the Lenders, entities affiliated with ESL. At each of May 5, 2018, April 29, 2017 and February 3, 2018, JPP LLC and JPP II, LLC held $300 million of principal amount of the Second Lien Term Loan.
Additionally, as further discussed in Note 2, in July 2017, the Company amended its Second Lien Credit Agreement to create an additional $500 million Line of Credit Facility. The Company received $610 million in net proceeds from Line of Credit Loans during 2017, including $480 million, $25 million, and $20 million from ESL and its affiliates, Mr. Berkowitz and his affiliates, and Mr. Tisch and his affiliates, respectively, which also represents the principal amount of Line of Credit Loans held by Mr. Tisch and his affiliates at May 5, 2018 and February 3, 2018 and by ESL and its affiliates at February 3, 2018. During the 13 weeks ended May 5, 2018, the Company received an additional $70 million proceeds from Line of Credit Loans from ESL and its affiliates, bringing the principal amount of Line of Credit Loans held by ESL and its affiliates to $550 million at May 5, 2018. The Company made repayments of $25 million during 2017 to Mr. Berkowitz and his affiliates. See Note 2 for additional information regarding the Second Lien Credit Agreement, as amended.
Old Senior Secured Notes and New Senior Secured Notes
At April 29, 2017 and February 3, 2018, respectively, Mr. Lampert and ESL held an aggregate of approximately $11 million and $20 million of principal amount of the Company's Old Senior Secured Notes. At May 5, 2018, Mr. Lampert and ESL held an aggregate of approximately $21 million of principal amount of the Company's New Senior Secured Notes.
At April 29, 2017, Fairholme held an aggregate of approximately $46 million of principal amount of the Company's Old Senior Secured Notes.
Subsidiary Notes
At April 29, 2017, Mr. Lampert and ESL held an aggregate of $3 million of principal amount of unsecured notes issued by SRAC (the "Subsidiary Notes").
At May 5, 2018, April 29, 2017 and February 3, 2018, respectively, Fairholme held an aggregate of $8 million, $14 million and $9 million of principal amount of Subsidiary Notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Old Senior Unsecured Notes and Warrants and New Senior Unsecured Notes and Warrants
At both April 29, 2017 and February 3, 2018, Mr. Lampert and ESL held an aggregate of approximately $188 million of principal amount of the Company's Old Senior Unsecured Notes, and 10,033,472 warrants to purchase shares of Holdings' common stock.
At May 5, 2018, April 29, 2017 and February 3, 2018, respectively, Fairholme held an aggregate of approximately $331 million, $360 million and $336 million of principal amount of the Company's Old Senior Unsecured Notes, and 5,578,716, 6,698,590 and 5,768,185 warrants to purchase shares of Holdings' common stock.
At both April 29, 2017 and February 3, 2018, Mr. Tisch and his affiliates held an aggregate of approximately $10 million of principal amount of the Company's Old Senior Unsecured Notes and 465,599 warrants to purchase shares of Holdings' common stock.
At May 5, 2018, Mr. Lampert and ESL held an aggregate of approximately $188 million of New Senior Unsecured Notes and 10,033,472 warrants to purchase shares of Holdings' common stock. At May 5, 2018, Mr. Tisch and his affiliates held an aggregate of approximately $10 million of principal amount of the Company's New Senior Unsecured Notes and 465,599 warrants to purchase shares of Holdings' common stock.
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
Amounts due to or from Lands' End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands' End on at least a monthly basis. At April 29, 2017, Holdings reported a net amount payable to Lands' End of $1 million in other current liabilities in the Condensed Consolidated Balance Sheet. At February 3, 2018, Holdings reported a net amount receivable from Lands' End of $1 million within accounts receivable in the Condensed Consolidated Balance Sheet. Amounts related to revenue from retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way® program and corporate shared services were $11 million and $15 million, respectively, for the 13 week periods ended May 5, 2018 and April 29, 2017. The amounts Lands' End earned related to call center services and commissions were $2 million for the 13 week period ended April 29, 2017.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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

•	SHO receives commissions from the Company for the sale of merchandise made through www.sears.com, extended service agreements, delivery and handling services and credit revenues.

•	The Company provides SHO with shared corporate services. These services include accounting and finance and information technology.
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At May 5, 2018, April 29, 2017 and February 3, 2018, Holdings reported a net amount receivable from SHO of $23 million, $36 million and $28 million, respectively, within accounts receivable in the Condensed Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $205 million and $281 million, respectively, for the 13 week periods ended May 5, 2018 and April 29, 2017. The net amounts SHO earned related to commissions were $15 million and $17 million, respectively, for the 13 week periods ended May 5, 2018 and April 29, 2017. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 for further information related to these guarantees.
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
Seritage
ESL owns approximately 6.2% of the total voting power of Seritage, and approximately 43.5% of the limited partnership units of Seritage Growth Properties, L.P. (the "Operating Partnership"), the entity that now owns the properties sold by the Company in the Seritage transaction and through which Seritage conducts its operations (based on publicly available information as of May 7, 2018 ). Mr. Lampert is also currently the Chairman of the Board of Trustees of Seritage. Fairholme owns approximately 4.9% of the outstanding Class A common shares of Seritage and 100% of the outstanding Class C non-voting common shares of Seritage (based on publicly available information as of March 16, 2018).
In connection with the Seritage transaction as described in Note 3, Holdings entered into the Master Leases with Seritage. The initial amount of aggregate annual base rent under the master lease was $134 million for the REIT properties, with increases of 2% per year beginning in the second lease year. At May 5, 2018, April 29, 2017 and February 3, 2018, Holdings reported prepaid rent of $6 million, $8 million and $6 million, respectively, within prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. Holdings recorded rent expense of $14 million and $19 million, respectively, in cost of sales, buying and occupancy for the 13 week periods ended May 5, 2018 and April 29, 2017. Rent expense consists of straight-line rent expense of $23 million and $32 million, respectively, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $9 million and $13 million, respectively, for the 13 week periods ended May 5, 2018 and April 29, 2017.
In addition to base rent under the Master Leases, Holdings pays monthly installment expenses for property taxes and insurance at all REIT properties where Holdings is a tenant and installment expenses for common area maintenance, utilities and other operating expenses at REIT properties that are multi-tenant locations where Holdings and other third parties are tenants. The initial amount of aggregate installment expenses under the Master Leases was $70 million, based on estimated installment expenses, and currently is $39 million as a result of recapture activity and reconciling actual installment expenses. Holdings paid $9 million and $12 million, respectively, for the 13 week

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

periods ended May 5, 2018 and April 29, 2017. At May 5, 2018, April 29, 2017 and February 3, 2018, respectively, Holdings reported an amount receivable from Seritage of $1 million, $3 million and $1 million within accounts receivable in the Condensed Consolidated Balance Sheets.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 12—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At May 5, 2018, the principal amount outstanding of the Old Senior Secured Notes and New Senior Secured Notes was $303 million. The Old Senior Secured Notes were issued in 2010 by Sears Holdings Corporation ("Parent"). The Old Senior Secured Notes and New Senior Secured Notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the Old Senior Secured Notes and New Senior Secured Notes, as well as by Sears Holdings Management Corporation and SRAC (the "guarantor subsidiaries"). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at May 5, 2018, April 29, 2017 and February 3, 2018, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Income (Loss) for the 13 week periods ended May 5, 2018 and April 29, 2017, and the Condensed Consolidating Statements of Cash Flows for the 13 week periods ended May 5, 2018 and April 29, 2017 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

 Condensed Consolidating Balance Sheet
May 5, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$157	$29	$—	$186
Restricted cash	280	—	—	—	280
Intercompany receivables	—	—	28,872	(28,872)	—
Accounts receivable	—	320	25	—	345
Merchandise inventories	—	2,838	—	—	2,838
Prepaid expenses and other current assets	307	849	726	(1,577)	305
Total current assets	587	4,164	29,652	(30,449)	3,954
Total property and equipment, net	—	963	663	—	1,626
Goodwill and intangible assets	—	338	1,189	(98)	1,429
Other assets	178	1,321	918	(2,143)	274
Investment in subsidiaries	8,481	28,032	—	(36,513)	—
TOTAL ASSETS	$9,246	$34,818	$32,422	$(69,203)	$7,283
Current liabilities
Short-term borrowings	$140	$1,653	$93	$(182)	$1,704
Current portion of long-term debt and capitalized lease obligations	134	530	—	(232)	432
Merchandise payables	—	494	—	—	494
Intercompany payables	11,171	17,701	—	(28,872)	—
Other current liabilities	24	1,807	1,382	(922)	2,291
Total current liabilities	11,469	22,185	1,475	(30,208)	4,921
Long-term debt and capitalized lease obligations	2,285	2,863	371	(2,476)	3,043
Pension and postretirement benefits	—	1,326	3	—	1,329
Deferred gain on sale-leaseback	—	319	10	—	329
Sale-leaseback financing obligation	—	128	219	—	347
Long-term deferred tax liabilities	—	—	350	(225)	125
Other long-term liabilities	—	978	494	(170)	1,302
Total Liabilities	13,754	27,799	2,922	(33,079)	11,396
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(4,508)	7,019	29,500	(36,124)	(4,113)
Total Equity (Deficit)	(4,508)	7,019	29,500	(36,124)	(4,113)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$9,246	$34,818	$32,422	$(69,203)	$7,283

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
April 29, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$198	$38	$—	$236
Restricted cash	—	28	—	—	28
Intercompany receivables	—	—	27,570	(27,570)	—
Accounts receivable	78	385	16	—	479
Merchandise inventories	—	3,884	—	—	3,884
Prepaid expenses and other current assets	23	697	375	(768)	327
Total current assets	101	5,192	27,999	(28,338)	4,954
Total property and equipment, net	—	1,409	721	—	2,130
Goodwill and intangible assets	—	357	1,261	(98)	1,520
Other assets	563	1,307	1,605	(2,992)	483
Investment in subsidiaries	9,350	27,538	—	(36,888)	—
TOTAL ASSETS	$10,014	$35,803	$31,586	$(68,316)	$9,087
Current liabilities
Short-term borrowings	$—	$674	$—	$(123)	$551
Current portion of long-term debt and capitalized lease obligations	—	584	—	—	584
Merchandise payables	—	961	—	—	961
Intercompany payables	11,316	16,254	—	(27,570)	—
Other current liabilities	35	2,148	1,192	(645)	2,730
Total current liabilities	11,351	20,621	1,192	(28,338)	4,826
Long-term debt and capitalized lease obligations	2,155	3,752	—	(2,761)	3,146
Pension and postretirement benefits	—	1,674	3	—	1,677
Deferred gain on sale-leaseback	—	504	—	—	504
Sale-leaseback financing obligation	—	183	—	—	183
Long-term deferred tax liabilities	48	—	738	(139)	647
Other long-term liabilities	—	1,263	571	(197)	1,637
Total Liabilities	13,554	27,997	2,504	(31,435)	12,620
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(3,540)	7,806	29,082	(36,881)	(3,533)
Total Equity (Deficit)	(3,540)	7,806	29,082	(36,881)	(3,533)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$10,014	$35,803	$31,586	$(68,316)	$9,087

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
February 3, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$152	$30	$—	$182
Restricted cash	154	—	—	—	154
Intercompany receivables	—	—	27,993	(27,993)	—
Accounts receivable	—	322	21	—	343
Merchandise inventories	—	2,798	—	—	2,798
Prepaid expenses and other current assets	309	910	478	(1,351)	346
Total current assets	463	4,182	28,522	(29,344)	3,823
Total property and equipment, net	—	1,043	686	—	1,729
Goodwill and intangible assets	—	346	1,189	(98)	1,437
Other assets	179	1,331	1,159	(2,385)	284
Investment in subsidiaries	8,787	27,774	—	(36,561)	—
TOTAL ASSETS	$9,429	$34,676	$31,556	$(68,388)	$7,273
Current liabilities
Short-term borrowings	$144	$937	$—	$(166)	$915
Current portion of long-term debt and capitalized lease obligations	303	897	—	(232)	968
Merchandise payables	—	576	—	—	576
Intercompany payables	11,099	16,894	—	(27,993)	—
Other current liabilities	16	1,970	1,426	(949)	2,463
Total current liabilities	11,562	21,274	1,426	(29,340)	4,922
Long-term debt and capitalized lease obligations	1,991	2,734	—	(2,476)	2,249
Pension and postretirement benefits	—	1,616	3	—	1,619
Deferred gain on sale-leaseback	—	360	2	—	362
Sale-leaseback financing obligation	—	158	89	—	247
Long-term deferred tax liabilities	—	—	349	(223)	126
Other long-term liabilities	—	1,138	514	(178)	1,474
Total Liabilities	13,553	27,280	2,383	(32,217)	10,999
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(4,124)	7,396	29,173	(36,171)	(3,726)
Total Equity (Deficit)	(4,124)	7,396	29,173	(36,171)	(3,726)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$9,429	$34,676	$31,556	$(68,388)	$7,273

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended May 5, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$2,203	$—	$9	$2,212
Services and other	—	680	517	(518)	679
Total revenues	—	2,883	517	(509)	2,891
Cost of sales, buying and occupancy - merchandise sales	—	1,866	—	33	1,899
Cost of sales and occupancy - services and other	—	477	212	(302)	387
Total cost of sales, buying and occupancy	—	2,343	212	(269)	2,286
Selling and administrative	3	955	188	(240)	906
Depreciation and amortization	—	53	14	—	67
Impairment charges	—	11	3	—	14
Gain on sales of assets	—	(107)	(58)	—	(165)
Total costs and expenses	3	3,255	359	(509)	3,108
Operating income (loss)	(3)	(372)	158	—	(217)
Interest expense	(182)	(286)	(16)	318	(166)
Interest and investment income	33	59	227	(318)	1
Other loss	—	(33)	—	—	(33)
Income (loss) before income taxes	(152)	(632)	369	—	(415)
Income tax (expense) benefit	—	34	(43)	—	(9)
Equity (deficit) in earnings in subsidiaries	(272)	259	—	13	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(424)	$(339)	$326	$13	$(424)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended April 29, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$3,324	$—	$5	$3,329
Services and other	—	871	598	(599)	870
Total revenues	—	4,195	598	(594)	4,199
Cost of sales, buying and occupancy - merchandise sales	—	2,752	—	27	2,779
Cost of sales and occupancy - services and other	—	604	223	(338)	489
Total cost of sales, buying and occupancy	—	3,356	223	(311)	3,268
Selling and administrative	1	1,286	217	(283)	1,221
Depreciation and amortization	—	71	16	—	87
Impairment charges	—	15	—	—	15
Gain on sales of assets	(492)	(249)	—	—	(741)
Total costs and expenses	(491)	4,479	456	(594)	3,850
Operating income (loss)	491	(284)	142	—	349
Interest expense	(117)	(221)	(4)	214	(128)
Interest and investment income (loss)	10	39	163	(214)	(2)
Other loss	—	(46)	—	—	(46)
Income (loss) before income taxes	384	(512)	301	—	173
Income tax (expense) benefit	—	129	(57)	—	72
Equity (deficit) in earnings in subsidiaries	(139)	173	—	(34)	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$245	$(210)	$244	$(34)	$245

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended May 5, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(424)	$(339)	$326	$13	$(424)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	36	—	—	36
Currency translation adjustments, net of tax	—	—	1	—	1
Unrealized net gain, net of tax	—	—	3	(3)	—
Total other comprehensive income	—	36	4	(3)	37
Comprehensive income (loss) attributable to Holdings' shareholders	$(424)	$(303)	$330	$10	$(387)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended April 29, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$245	$(210)	$244	$(34)	$245
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	50	—	—	50
Currency translation adjustments, net of tax	—	—	1	—	1
Unrealized net gain, net of tax	—	—	26	(26)	—
Total other comprehensive income	—	50	27	(26)	51
Comprehensive income (loss) attributable to Holdings' shareholders	$245	$(160)	$271	$(60)	$296

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended May 5, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4	$(1,195)	$41	$—	$(1,150)
Proceeds from sales of property and investments	—	76	88	—	164
Purchases of property and equipment	—	(12)	(2)	—	(14)
Net investing with Affiliates	(94)	(126)	(589)	809	—
Net cash used in investing activities	(94)	(62)	(503)	809	150
Proceeds from debt issuances	140	195	584	—	919
Repayments of long-term debt	(48)	(372)	(98)	—	(518)
Increase in short-term borrowings, primarily 90 days or less	—	630	—	—	630
Proceeds from sale-leaseback financing	—	130	—	—	130
Debt issuance costs	(2)	(4)	(25)	—	(31)
Net borrowing with Affiliates	126	683	—	(809)	—
Net cash provided by financing activities	216	1,262	461	(809)	1,130
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	126	5	(1)	—	130
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF YEAR	154	152	30	—	336
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$280	$157	$29	$—	$466

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

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We operate a national network of stores with 894 full-line and specialty retail stores in the United States as of May 5, 2018, operating as Kmart and Sears. Further, we operate a number of websites under the Sears.com and Kmart.com banners, which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free membership program that connects its members to personalized products, programs and partners that help them save time and money every day. Through an extensive network of national and local partners, members can shop thousands of their favorite brands, dine out and access an array of exclusive partners to earn points to redeem for savings on future purchases at Sears, Kmart, Lands' End and at ShopYourWay.com.
We conduct our operations in two business segments: Kmart and Sears Domestic. The nature of operations conducted within each of these segments is discussed within the "Business Segments" section of Item 1 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. Our business segments have been determined in accordance with accounting standards regarding the determination, and reporting, of business segments.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended
millions, except per share data and percentages	May 5, 2018	April 29, 2017
REVENUES
Merchandise sales	$2,212	$3,329
Services and other	679	870
Total revenues	2,891	4,199
COSTS AND EXPENSES
Cost of sales, buying and occupancy - merchandise sales	1,899	2,779
Gross margin dollars - merchandise sales	313	550
Gross margin rate - merchandise sales	14.2%	16.5%
Cost of sales and occupancy - services and other	387	489
Gross margin dollars - services and other	292	381
Gross margin rate - services and other	43.0%	43.8%
Total cost of sales, buying and occupancy	2,286	3,268
Total gross margin dollars	605	931
Total gross margin rate	20.9%	22.2%
Selling and administrative	906	1,221
Selling and administrative expense as a percentage of total revenues	31.3%	29.1%
Depreciation and amortization	67	87
Impairment charges	14	15
Gain on sales of assets	(165)	(741)
Total costs and expenses	3,108	3,850
Operating income (loss)	(217)	349
Interest expense	(166)	(128)
Interest and investment income (loss)	1	(2)
Other loss	(33)	(46)
Income (loss) before income taxes	(415)	173
Income tax (expense) benefit	(9)	72
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(424)	$245
NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic earnings (loss) per share	$(3.93)	$2.29
Diluted earnings (loss) per share	$(3.93)	$2.29
Basic weighted average common shares outstanding	108.0	107.2
Diluted weighted average common shares outstanding	108.0	107.2

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a positive impact to our comparable store sales of 50 basis points for the 13 week periods ended May 5, 2018 and a negative impact of 70 basis points for the 13 week period ended April 29, 2017. In addition, comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a negative impact of approximately 50 basis points for the 13 week period ended May 5, 2018. The change in unshipped sales reserves resulted in a benefit of approximately 10 basis points for the 13 week period ended April 29, 2017.
Our fiscal 2018 first quarter was comprised of the 13-week period ended May 5, 2018, while our fiscal 2017 first quarter was comprised of the 13-week period ended April 29, 2017. This one week shift in sales had no impact on the comparable store sales results reported herein due to the fact that for purposes of reporting comparable store sales for the first quarter, weeks one through 13 for fiscal 2018 have been compared to weeks two through 14 of fiscal year 2017, thereby eliminating the impact of the one week shift.
Net Income (Loss) Attributable to Holdings' Shareholders, Net Loss per Share and Adjusted EBITDA
We recorded a net loss attributable to Holdings' shareholders of $424 million, or $3.93 loss per diluted share, in the first quarter of 2018. This compares to net income attributable to Holdings' shareholders of $245 million, or $2.29 per diluted share, recorded in the first quarter 2017, which included a gain of $492 million recognized in conjunction with the Craftsman Sale.
In addition to our net loss attributable to Holdings' shareholders determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for purposes of evaluating operating performance, we use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA").
Adjusted EBITDA was determined as follows:

	13 Weeks Ended
millions	May 5, 2018	April 29, 2017
Net income (loss) attributable to Holdings per statement of operations	$(424)	$245
Income tax expense (benefit)	9	(72)
Interest expense	166	128
Interest and investment (income) loss	(1)	2
Other loss	33	46
Operating income (loss)	(217)	349
Depreciation and amortization	67	87
Gain on sales of assets	(165)	(741)
Impairment charges	14	15
Before excluded items	(301)	(290)

Closed store reserve and severance	76	76
Other(1)	18	15
Amortization of deferred Seritage gain	(18)	(21)
Adjusted EBITDA	$(225)	$(220)
(1) The 13 week period ended May 5, 2018 consisted of items associated with an insurance transaction and natural disasters. The 13 week period ended April 29, 2017 consisted of transaction costs associated with strategic initiatives.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	May 5, 2018			April 29, 2017
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Operating income (loss) per statement of operations	$(73)	$(144)	$(217)	$450	$(101)	$349
Depreciation and amortization	9	58	67	13	74	87
Gain on sales of assets	(40)	(125)	(165)	(597)	(144)	(741)
Impairment charges	6	8	14	5	10	15
Before excluded items	(98)	(203)	(301)	(129)	(161)	(290)

Closed store reserve and severance	28	48	76	34	42	76
Other(1)	—	18	18	—	15	15
Amortization of deferred Seritage gain	(2)	(16)	(18)	(4)	(17)	(21)
Adjusted EBITDA	$(72)	$(153)	$(225)	$(99)	$(121)	$(220)
% to revenues	(9.0)%	(7.3)%	(7.8)%	(6.8)%	(4.4)%	(5.2)%
(1) The 13 week period ended May 5, 2018 consisted of items associated with an insurance transaction and natural disasters. The 13 week period ended April 29, 2017 consisted of transaction costs associated with strategic initiatives.

The following tables set forth the impact each excluded item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Consolidated Statements of Operations during the 13 weeks ended May 5, 2018 and April 29, 2017.

millions	13 Weeks Ended May 5, 2018
Other Excluded Items:	Closed store reserve and severance	Other(1)	Amortization of deferred Seritage gain	Total
Gross margin impact	$9	$—	$(18)	$(9)
Selling and administrative impact	67	18	—	85
Total	$76	$18	$(18)	$76

millions	13 Weeks Ended April 29, 2017
Other Excluded Items:	Closed store reserve and severance	Other(1)	Amortization of deferred Seritage gain	Total
Gross margin impact	$15	$—	$(21)	$(6)
Selling and administrative impact	61	15	—	76
Total	$76	$15	$(21)	$70
(1) The 13 week period ended May 5, 2018 consisted of items associated with an insurance transaction and natural disasters. The 13 week period ended April 29, 2017 consisted of transaction costs associated with strategic initiatives.
Adjusted EBITDA is computed as net income (loss) attributable to Sears Holdings Corporation appearing on the Statements of Operations excluding income attributable to noncontrolling interests, income tax (expense) benefit, interest expense, interest and investment income (loss), other loss, depreciation and amortization, gain on sales of assets and impairment charges. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

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

Pension expense is recorded within other loss, which is excluded from Adjusted EBITDA, and further explained as follows:

•
Pension expense – Contributions to our pension plans remain a significant use of our cash on an annual basis. Cash contributions to our pension and postretirement plans are separately disclosed on the cash flow statement. While the Company's pension plans are frozen, and thus associates do not currently earn pension benefits, we have a legacy pension obligation for past service performed by Kmart and Sears associates. The annual pension expense included in our statement of operations related to these legacy domestic pension plans was relatively minimal in years prior to 2009. However, due to the severe decline in the capital markets that occurred in the latter part of 2008, and the resulting abnormally low interest rates, which continue to persist, our pension and postretirement benefit expense was $657 million in 2017, $317 million in 2016 and $228 million in 2015. Pension expense is comprised of interest cost, expected return on plan assets and recognized net loss and other. This adjustment eliminates total net periodic benefit expense from the statement of operations to improve comparability. Pension expense is included in the determination of net income (loss).

The components of net periodic expense were as follows:

	13 Weeks Ended
millions	May 5, 2018	April 29, 2017
Components of net periodic expense:
Interest cost	$37	$53
Expected return on plan assets	(40)	(57)
Recognized net loss and other	36	50
Net periodic expense	$33	$46
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
Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

actuarial assumptions. Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business and that do not have an immediate, corresponding impact on the benefits provided to eligible retirees. For further information on the actuarial assumptions and plan assets referenced above, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies and Estimates - Defined Benefit Pension Plans, and Note 7 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
These other significant items included in Adjusted EBITDA are further explained as follows:

•
Closed store reserve and severance – We are transforming our Company to a less asset-intensive business model. Throughout this transformation, we continue to make choices related to our stores, which could result in sales, closures, lease terminations or a variety of other decisions.

•	Other – Consisted of items associated with an insurance transaction, natural disasters and transaction costs associated with strategic initiatives.

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

13-week period ended May 5, 2018 compared to the 13-week period ended April 29, 2017
Revenues and Comparable Store Sales
Total revenues decreased $1.3 billion to $2.9 billion for the first quarter of 2018 compared to the prior year first quarter, primarily driven by the decrease in merchandise sales of $1.1 billion. The decline in merchandise sales was primarily driven by having fewer Kmart and Sears Full-line stores in operation, which accounted for approximately $820 million of the decline, as well as an 11.9% decline in comparable store sales during the quarter, which accounted for approximately $284 million of the decline. Services and other revenues declined $191 million for the first quarter of 2018, primarily driven by a decline in service-related revenues of approximately $91 million, as well as a decline in revenues from Sears Hometown and Outlet Stores, Inc. ("SHO") of approximately $76 million.
Kmart comparable store sales declined 9.5% during the first quarter of 2018 primarily driven by declines in the pharmacy, grocery & household and drugstore categories. The declines in these categories were partially offset by increases in comparable store sales in the apparel, jewelry and toys categories. Sears Domestic comparable store sales decreased 13.4% during the first quarter of 2018, primarily driven by decreases in the home appliances, lawn & garden, tools and consumer electronics categories, which were partially offset by increases in comparable store sales in the apparel, footwear and jewelry categories.
Gross Margin
Total gross margin decreased $326 million to $605 million for the first quarter of 2018, as compared to the prior year first quarter, primarily due to the above noted decline in sales, as well as a decline in gross margin rate for merchandise sales. Gross margin for the first quarter of 2018 included charges related to store closures of $9 million, compared to $15 million for the first quarter of 2017. Gross margin for the quarter also included credits of $18 million and $21 million in 2018 and 2017, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
Kmart's gross margin rate for the first quarter improved 100 basis points compared to the prior year first quarter, while Sears Domestic's gross margin rate declined 270 basis points for the quarter. Gross margin for Kmart and Sears Domestic were negatively impacted by expenses associated with store closures. Excluding the impact of significant items noted in the Adjusted EBITDA tables, Kmart's gross margin rate would have been flat to the prior year, while Sears Domestic's gross margin rate would have declined 240 basis points. Kmart's gross margin rate reflects improvement in the apparel category, as well as in the pharmacy, drugstore and grocery & household

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

categories, driven by lower markdowns, partially offset by an increase in Shop Your Way points expense. The decline in Sears Domestic's gross margin rate was primarily due to rate declines in the apparel and home appliance categories driven by an increase in promotional activities, including Shop Your Way points expense.
In addition, as a result of the Seritage and JV transactions, the first quarter of 2018 included additional rent expense of approximately $32 million while the first quarter of 2017 included additional rent expense of approximately $45 million. Due to the structure of the leases, we expect that our cash rent obligations to Seritage and the joint venture partners will decline, over time, as space in these stores is recaptured. From the inception of the Seritage transaction to date, we have received recapture notices on 64 properties and also exercised our right to terminate the lease on 65 properties.
Selling and Administrative Expenses
Selling and administrative expenses decreased $315 million in the first quarter of 2018 compared to the prior year, as expense reductions realized as a result of the strategic actions to improve our operational efficiencies and reduce costs.
The first quarters of 2018 and 2017 included significant items related to store closings and severance, items associated with an insurance transaction, natural disasters and transaction costs associated with strategic initiatives which aggregated to expense of $85 million and $76 million, respectively. Excluding these items, selling and administrative expenses declined $324 million from the prior year quarter primarily due to a decrease in payroll expense. In addition, advertising expense also declined as we shift away from traditional advertising to use of Shop Your Way® points expense, which is included within gross margin.
Our selling and administrative expenses as a percentage of total revenues ("selling and administrative expense rate") was 31.3% for the first quarter of 2018, compared to 29.1% in the prior year, and increased due to the decline in revenues, partially offset by the overall decrease in expenses noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased by $20 million in the first quarter of 2018 to $67 million, primarily due to having fewer assets to depreciate.
Impairment Charges
We recorded impairment charges of $14 million and $15 million during the first quarter of 2018 and 2017, respectively, related to the impairment of long-lived assets. Impairment charges recorded are described further in Note 3 of Notes to Condensed Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets for the quarter of $165 million in 2018 and $741 million in 2017, which were primarily a result of several real estate transactions. The gains recorded during 2018 included gains of $86 million recognized on the sale or amendment and lease termination of 22 locations, $40 million as a result of recapture and lease termination activity and $21 million that was previously deferred for three stores that qualified for sales recognition and sale-leaseback accounting. The gains recorded during 2017 included a gain of $492 million recognized on the Craftsman Sale, in addition to $124 million recognized on the sale or amendment and lease termination of four locations, $42 million as a result of recapture and lease termination activity and $23 million that was previously deferred for one store that qualified for sales recognition and sale-leaseback accounting. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Income (Loss)
The Company reported an operating loss of $217 million in the first quarter of 2018, compared to operating income of $349 million in the first quarter of 2017. Operating loss for the first quarter of 2018 and operating income for the first quarter of 2017 included significant items, as noted in the Adjusted EBITDA tables, which aggregated to operating expense of $76 million and $70 million in 2018 and 2017, respectively. Both 2018 and 2017 also included charges related to impairments, as well as gain on sales of assets. Taking these significant items into consideration,

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

the improvement in operating loss in 2018 was primarily driven by the overall decline in selling and administrative expenses, partially offset by the decline in gross margin dollars.
Income Taxes
Our effective tax rate for the first quarter of 2018 was an expense rate of 2.2% compared to a benefit rate of 41.6% in the prior year first quarter. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2018 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. The 2018 rate reflects the impacts of the Tax Cuts and Jobs Act, including the federal tax rate of 21%, the effect of taxes on foreign earnings and changes to previously deductible expenses. The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting in accordance with accounting standards applicable to income taxes. We made reasonable estimates of certain effects of the Tax Act and recorded provisional adjustments for fiscal 2017 which we will continue to refine throughout fiscal 2018. In addition, the first quarter of 2018 was positively impacted by the reversal of deferred taxes related to indefinite-life assets associated with property sales and negatively impacted by foreign branch taxes and state income taxes. During the first quarter of 2017, the Company realized a significant tax benefit on the reversal of deferred taxes related to the Craftsman Sale.
SEGMENT OPERATIONS
The following discussion of our business segment results is organized into two reportable segments: Kmart and Sears Domestic.
Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	May 5, 2018	April 29, 2017
Total revenues	$797	$1,447

Cost of sales, buying and occupancy	644	1,184
Gross margin dollars	153	263
Gross margin rate	19.2%	18.2%

Selling and administrative	251	392
Selling and administrative expense as a percentage of total revenues	31.5%	27.1%
Depreciation and amortization	9	13
Impairment charges	6	5
Gain on sales of assets	(40)	(597)
Total costs and expenses	870	997
Operating income (loss)	$(73)	$450
Adjusted EBITDA	$(72)	$(99)
Number of stores	365	624

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

13-week period ended May 5, 2018 compared to the 13-week period ended April 29, 2017
Revenues and Comparable Store Sales
For the quarter, Kmart's revenues decreased by $650 million to $797 million in 2018, primarily due to the effect of having fewer stores in operation, which accounted for approximately $560 million of the decline, as well as the decrease in comparable store sales of 9.5%, which accounted for approximately $87 million of the decline.
Comparable store sales for the quarter declined primarily driven by declines in the pharmacy, grocery & household and drugstore categories. The declines in these categories were partially offset by increases in comparable store sales in the apparel, jewelry and toys categories.
Gross Margin
For the quarter, Kmart generated total gross margin dollars of $153 million in 2018 compared to $263 million in 2017. Gross margin for the first quarter included credits of $3 million in 2018 and charges of $10 million in 2017, related to store closures. Gross margin for the first quarter also included credits of $2 million and $4 million in 2018 and 2017, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
Kmart's gross margin rate for the quarter improved 100 basis points to 19.2% in 2018 from 18.2% in 2017. Excluding the impact of significant items recorded in gross margin during the quarter, Kmart's gross margin rate would have been flat compared to the prior year. Kmart's gross margin rate reflects improvement in the apparel category, as well as in the pharmacy, drugstore and grocery & household categories, driven by lower markdowns, partially offset by an increase in Shop Your Way points expense.
In addition, as a result of the Seritage and JV transactions, the first quarter of 2018 and 2017 included additional rent expense of approximately $4 million and $6 million, respectively.
Selling and Administrative Expenses
For the quarter, Kmart's selling and administrative expenses decreased $141 million in 2018 as compared to the first quarter in 2017. Selling and administrative expenses for the first quarter of 2018 and 2017 were impacted by significant items related to store closures, which aggregated to expense of $31 million and $24 million in 2018 and 2017, respectively. Excluding these items, selling and administrative expenses decreased $148 million in 2018 compared to 2017 primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate for the quarter was 31.5% in 2018 and 27.1% in 2017 and increased due to the decline in revenues, partially offset by the overall decrease in expenses noted above.
Gain on Sales of Assets
Kmart recorded a total gain on sales of assets for the quarter of $40 million and $597 million in 2018 and 2017, respectively, which were primarily a result of several real estate transactions. The gains recorded during 2018 included gains of $17 million recognized on the sale or amendment and lease termination of nine locations. The gains recorded during 2017 included a gain of $492 million recognized on the Craftsman Sale, in addition to $28 million recognized on the sale of one location and $27 million as a result of recapture and lease termination activity. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Income (Loss)
For the quarter, Kmart recorded an operating loss of $73 million in 2018, compared with operating income of $450 million in 2017. Operating loss for the first quarter of 2018 and 2017 included significant items, as noted in the Adjusted EBITDA tables, which aggregated to operating expense of $26 million and $30 million in 2018 and 2017, respectively. Both 2018 and 2017 also included charges related to impairments, as well as gain on sales of assets. Taking these significant items into consideration, the improvement in Kmart's operating loss was primarily driven by the decrease in selling and administrative expenses, partially offset by the decline in gross margin dollars.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended
millions, except number of stores	May 5, 2018	April 29, 2017
Total revenues	$2,094	$2,752

Cost of sales, buying and occupancy	1,642	2,084
Gross margin dollars	452	668
Gross margin rate	21.6%	24.3%

Selling and administrative	655	829
Selling and administrative expense as a percentage of total revenues	31.3%	30.1%
Depreciation and amortization	58	74
Impairment charges	8	10
Gain on sales of assets	(125)	(144)
Total costs and expenses	2,238	2,853
Operating loss	$(144)	$(101)
Adjusted EBITDA	$(153)	$(121)
Number of:
Full-line stores	506	626
Specialty stores	23	25
Total Sears Domestic Stores	529	651
13-week period ended May 5, 2018 compared to the 13-week period ended April 29, 2017
Revenues and Comparable Store Sales
For the quarter, Sears Domestic's revenues decreased by $658 million to $2.1 billion. The decline in revenue was primarily driven by the effect of having fewer Full-line stores in operation, which accounted for approximately $260 million of the decline, as well as a decrease in comparable store sales of 13.4%, which accounted for $197 million of the decline. Sears Domestic's revenues also included a decline in service-related revenues of approximately $91 million, as well as a decline in revenues from Sears Hometown and Outlet Stores, Inc. ("SHO") of approximately $76 million.
Comparable store sales for the quarter declined by decreases in the home appliances, lawn & garden, tools and consumer electronics categories, which were partially offset by increases in comparable store sales in the apparel, footwear and jewelry categories.
Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $452 million in 2018, compared to $668 million in 2017. Gross margin for the first quarter included charges of $12 million and $5 million in 2018 and 2017, respectively, related to store closures. Gross margin for the first quarter also included credits of $16 million and $17 million in 2018 and 2017, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
Sears Domestic's gross margin rate for the quarter declined 270 basis points to 21.6% in 2018 from 24.3% in 2017. Excluding the impact of significant items recorded in gross margin during the quarter, Sears Domestic's gross margin rate would have declined 240 basis points primarily due to rate declines in the apparel and home appliance categories driven by an increase in promotional activities, including Shop Your Way points expense.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

In addition, as a result of the Seritage and JV transactions, the first quarter of 2018 and 2017 included additional rent expense of approximately $28 million and $39 million, respectively.
Selling and Administrative Expenses
For the quarter, Sears Domestic's selling and administrative expenses decreased $174 million in 2018 as compared to the prior year. Selling and administrative expenses for the first quarter of 2018 and 2017 were impacted by significant items related to store closures and severance, items associated with an insurance transaction, natural disasters and transaction costs associated with strategic initiatives, which aggregated to expense of $54 million and $52 million, respectively. Excluding these items, selling and administrative expenses decreased $176 million primarily due to decreases in payroll expense and advertising expenses.
Sears Domestic's selling and administrative expense rate for the quarter was 31.3% in 2018 and 30.1% in 2017 and decreased primarily due the overall decrease in expenses noted above.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the quarter of $125 million and $144 million in 2018 and 2017, respectively, which were primarily a result of several real estate transactions. The gains recorded during 2018 included gains of $69 million recognized on the sale or amendment and lease termination of 13 locations, $40 million as a result of recapture and lease termination activity and $21 million that was previously deferred for three stores that qualified for sales recognition and sale-leaseback accounting. The gains recorded during 2017 included gains of $96 million recognized on the sale or amendment and lease termination of three locations, $15 million as a result of recapture and lease termination activity and $23 million that was previously deferred for one store that qualified for sales recognition and sale-leaseback accounting. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Loss
For the quarter, Sears Domestic reported an operating loss of $144 million and $101 million in 2018 and 2017, respectively. Sears Domestic's operating loss for the first quarter of 2018 and 2017 included significant items, as noted in the Adjusted EBITDA tables, which aggregated to operating expense of $50 million and $40 million, respectively. Both 2018 and 2017 also included charges related to impairments, as well as gains on sales of assets. Taking these significant items into consideration, the decrease in operating loss in 2018 was primarily driven by the above noted decrease in selling and administrative expenses, partially offset by a decrease in gross margin dollars.
ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of May 5, 2018, April 29, 2017 and February 3, 2018 are detailed in the following table.

millions	May 5, 2018	April 29, 2017	February 3, 2018
Cash and cash equivalents	$104	$136	$113
Cash posted as collateral	5	3	4
Credit card deposits in transit	77	97	65
Total cash and cash equivalents	186	236	182
Restricted cash	280	28	154
Total cash balances	$466	$264	$336
We had total cash balances of $466 million at May 5, 2018, compared to $264 million at April 29, 2017 and $336 million at February 3, 2018.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

At various times, we have posted cash collateral for certain outstanding letters of credit and self-insurance programs. Such cash collateral is classified within cash and cash equivalents given that we have the ability to substitute letters of credit at any time for this cash collateral and it is therefore readily available to us. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. Cash amounts held in these short-term investments are readily available to us. Credit card deposits in transit include deposits in transit from banks for payments related to third-party credit card and debit card transactions. The Company classifies cash balances that are legally restricted pursuant to contractual arrangements as restricted cash. The restricted cash balance relates to amounts deposited into an escrow for the benefit of our pension plans at both May 5, 2018 and February 3, 2018. The restricted cash balance relates to amounts held in escrow for the repayment of certain borrowings at April 29, 2017.
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $67 million, $37 million and $74 million as of May 5, 2018, April 29, 2017 and February 3, 2018, respectively.
Operating Activities
During the first quarter of 2018, we used net cash in operating activities of $1.2 billion compared to $880 million in the first quarter of 2017. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories and the payment of operating expenses. We used more cash in operations for the first quarter of 2018 compared to the prior year primarily due to an increase in merchandise inventories. In addition, the Company made payments of $208 million in connection with a commercial arrangement related to our insurance program.
Merchandise inventories were $2.8 billion and $3.9 billion at May 5, 2018 and April 29, 2017, respectively, while merchandise payables were $0.5 billion and $1.0 billion at May 5, 2018 and April 29, 2017, respectively. Our merchandise inventory balances at May 5, 2018 decreased approximately $1.0 billion from the prior year first quarter due to both store closures and improved productivity. Sears Domestic inventory decreased in all categories as compared to the prior year, with the most notable decreases in the apparel, tools and lawn & garden categories. Kmart inventory also declined in all categories, with the most notable decreases in the apparel, home, drugstore, pharmacy and grocery & household categories.
Investing Activities
During the first quarter of 2018, we generated net cash flows from investing activities of $150 million, which consisted of cash proceeds from the sale of properties and investments of $164 million, partially offset by cash used for capital expenditures of $14 million. During the first quarter of 2017, we generated net cash flows from investing activities of $743 million, which consisted of cash proceeds from the Craftsman Sale of $572 million and from the sale of properties and investments of $193 million, partially offset by cash used for capital expenditures of $22 million.
Financing Activities
For the first quarter of 2018, we generated net cash flows from financing activities of $1.1 billion, which primarily consisted of an increase in short-term borrowings of $630 million, as well as proceeds of $384 million from borrowings under the Mezzanine Loan Agreement, $200 million from the Secured Loan, $125 million from the FILO Loan and $100 million of additional borrowings from the 2017 Secured Loan Facility. These proceeds were partially offset by repayments of debt of $518 million, primarily repayments of amounts outstanding under the Company's Term Loan, the Secured Loan, the 2016 Secured Loan Facility, the 2017 Secured Loan Facility, the Incremental Loans and the Term Loan Facility. During the first quarter of 2017, we generated net cash flows from financing activities of $115 million, which primarily consisted of an increase in short-term borrowings of $551 million, partially offset by debt repayments of $430 million.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

Liquidity
Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayments and pension plan contributions. The Company has taken a number of actions to support its ongoing transformation efforts, while continuing to support its operations and meet its obligations in light of the incurred losses and negative cash flows experienced over the past several years. These actions included the completion of various secured and unsecured financing transactions, the extension of the maturity of certain of our indebtedness, and the amendment to other terms of certain of our indebtedness to increase our overall financial flexibility. Actions have also included transactions which unlock the value of our valuable assets such as the sale of the Craftsman brand to Stanley Black & Decker in the first quarter of 2017 for consideration consisting of cash payments and a royalty, as well as the sales of properties and investments for proceeds of $1.1 billion in fiscal 2017.
In addition to pursuing several transactions to adjust our capital structure in order to enhance our liquidity and financial position, the Company has been successful in taking actions to streamline operations, as evidenced by the achievement of $1.25 billion in annualized cost savings in 2017 as part of a restructuring program announced at the beginning of 2017. The Company plans to further streamline operations in 2018 to achieve additional cost reductions of $200 million on an annualized basis in 2018 unrelated to store closures.
During the first quarter of 2018, and into second quarter of 2018, we continued to demonstrate our ability to take actions to generate liquidity and improve our financial position. These actions included:

•	Securing an additional $100 million incremental real estate loan, pursuant to an amendment to the Second Amended and Restated Loan Agreement;

•
Closing on a new secured loan (the "Secured Loan") and mezzanine loan (the "Mezzanine Loan"), pursuant to which the Company initially received aggregate gross proceeds of $440 million, in connection with the release of 138 of our properties from the ring-fence arrangement with the PBGC as described above. The properties serve as collateral for the Secured Loan, and the Mezzanine Loan is secured by pledge of the equity interests in the direct parent company of the entities that own such properties. The Company contributed approximately $282 million of the proceeds of such loans to our pension plans, and deposited $125 million into an escrow for the benefit of our pension plans. The Mezzanine Loan Agreement contains an uncommitted accordion feature pursuant to which the Mezzanine Loan Borrower may incur additional loans ("Additional Mezzanine Loans"), under which the Company obtained additional borrowings of $144 million during the first quarter 2018. The Company has repaid approximately $98 million aggregate principal amount of the Secured Loan using proceeds generated from the sale of the underlying properties;

•
Obtaining a $125 million FILO term loan (the "FILO Loan") under our Amended Domestic Credit Agreement, for which the net proceeds of $122 million were used to reduce outstanding borrowings under our revolving credit facility;

•
Completing the previously announced private exchange offers for outstanding 8% Senior Unsecured Notes Due 2019 and 6 5/8% Senior Secured Notes Due 2018 and negotiated exchanges of and amendments to certain other indebtedness;

•	Executed amendments to the LC Facility in April 2018, which extended the maturity to December 28, 2019;

•
Entering into an agreement with a third party insurance company pursuant to which the Company paid $206 million to the insurance company in exchange for such company assuming certain of Holdings' workers' compensation and auto per occurrence deductible losses (the "Insurance Transaction"). In addition, in connection with the Insurance Transaction, the beneficiary under certain letters of credit agreed to cancel $254 million of such letters of credit, as the related insurance liabilities had been extinguished. The agreement will also result in reduced administrative costs associated with the management of the related insurance liabilities;

•
Entering into an amendment (the "Amendment") to the program agreement with Citibank, N.A., subsequent to the end of the first quarter, pursuant to which Citibank offers Sears proprietary and co-branded credit cards and administers the associated credit card program. The Amendment provides for a five year extension of our 15-year co-brand and private label credit card relationship along with long-term marketing arrangements that include ongoing enhancements to the Shop Your Way Mastercard rewards program. Pursuant to the Amendment, Citibank paid Sears $425 million, and Sears funded a reserve for the benefit of Citibank in the amount of $25 million through an irrevocable standby letter of credit from a third party financial institution; and

•	Generating approximately $290 million of proceeds from real estate sales during the first quarter of 2018.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

In addition to the actions taken above, the Company has other resources available to support its operations. Our domestic credit facility permits us up to $2.0 billion of second lien loan capacity (of which $1.2 billion was utilized at May 5, 2018) outside the credit agreement, all depending on the applicable and available borrowing base as defined in our applicable debt agreements, as well as our ability to secure commitments from lenders. We also have the ability to obtain longer-term secured financing maturing outside of the domestic credit facility maturity date which would not be subject to borrowing base limitations (see Note 2 of Notes to Consolidated Financial Statements). Other options available to us, which we will evaluate and execute as appropriate, include refinancing existing debt, borrowing against facilities in place with availability and additional real estate loans against unencumbered properties, which we have successfully executed in the past.
We also continue to explore ways to unlock value across a range of assets and exploring ways to maximize the value of our Home Services, Innovel and Sears Auto Centers businesses, as well as our Kenmore and DieHard brands, through partnerships, sales or other means of externalization that could expand distribution of our brands and service offerings to realize significant growth. We recently announced that a special committee of the board of directors (the "Board") of the Company (the "Special Committee") has initiated a formal process to explore the sale of our Kenmore brand and related assets, the Sears Home Improvement Products business of the Sears Home Services division and the Parts Direct business of the Sears Home Services division (collectively, the "Sale Assets"). As previously reported, the Board received a letter from ESL Investments, Inc. ("ESL") expressing interest in participating as a purchaser of all or a portion of the Sale Assets. The Board established the Special Committee, which consists solely of independent directors, to evaluate ESL's proposal, to actively solicit third-party interest in the Sale Assets, and to explore any other alternatives with respect to the Sale Assets that may maximize value for the Company. We expect to continue to right-size, redeploy and highlight the value of our assets, including monetizing our real estate portfolio and exploring potential asset sales, in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company.
We expect to continue to face a challenging competitive environment. While we continue to focus on our overall profitability, including managing expenses, we reported a loss in the first quarter of 2018, and were required to fund cash used in operating activities with cash from investing and financing activities. If we continue to experience operating losses, and we are not able to generate additional liquidity through the actions described below or through some combination of other actions, including real estate or other asset sales, while not expected, then our liquidity needs may exceed availability under our Amended Domestic Credit Agreement, our second lien line of credit loan facility and our other existing facilities, and we might need to secure additional sources of funds, which may or may not be available to us. A failure to secure such additional funds could cause us to be in default under the Amended Domestic Credit Agreement. Moreover, if the borrowing base (as calculated pursuant to our outstanding second lien debt) falls below the principal amount of such second lien debt plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for such debt on the last day of any two consecutive quarters, it could trigger an obligation to repurchase our New Senior Secured Notes in an amount equal to such deficiency. As of May 5, 2018, we are in a deferral period of the collateral coverage test and the calculation restarts at the end of the second quarter of 2018 (such that no collateral coverage event can occur until the end of the third quarter of 2018). Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business.
We believe the following actions, some of which we expect, subject to our governance processes, including the process being overseen by the Special Committee, to include related party participation and funding, are probable of occurring and will be sufficient to satisfy our liquidity needs for the next twelve months from the issuance of the financial statements:

•	Sales of the remaining properties securing the remaining principal amount of the Secured Loan to fund the repayment of such Secured Loan;

•	Additional borrowings under the Mezzanine Loan Agreement and the Term Loan Facility;

•	Monetization of the Kenmore brand;

•
Extension of maturities beyond May 2019 of Line of Credit Loans under the Second Lien Credit Agreement, the 2016 Secured Loan Facility, the Incremental Loans and the Term Loan under the Amended Domestic Credit Agreement;

•	Additional borrowings secured by real estate assets or borrowings under the short-term basket; and

•	Further restructurings to help manage expenses and improve profitability.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

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
Our outstanding borrowings at May 5, 2018, April 29, 2017 and February 3, 2018 were as follows:

millions	May 5, 2018	April 29, 2017	February 3, 2018
Short-term borrowings:
Unsecured commercial paper	$—	$15	$—
Secured borrowings	901	536	271
Line of credit loans	570	—	500
Incremental loans	140	—	144
Secured loan	93	—	—
Long-term debt, including current portion:
Notes and debentures outstanding	3,409	3,625	3,145
Capitalized lease obligations	66	105	72
Total borrowings	$5,179	$4,281	$4,132
We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets and secured short-term debt.

	13 Weeks Ended
millions	May 5, 2018	April 29, 2017
Secured borrowings:
Maximum daily amount outstanding during the period	$901	$607
Average amount outstanding during the period	497	209
Amount outstanding at period-end	901	536
Weighted average interest rate	6.7%	6.0%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$50	$100
Average amount outstanding during the period	14	22
Amount outstanding at period-end	—	15
Weighted average interest rate	11.8%	7.9%

Line of credit loans:
Maximum daily amount outstanding during the period	$570	$—
Average amount outstanding during the period	559	—
Amount outstanding at period-end	570	—
Weighted average interest rate	11.1%	—%
See the following sections in Note 2 of Notes to Condensed Consolidated Financial for information about our domestic revolving credit facility and commercial paper markets and secured short-term debt: "Domestic Credit Agreement" (which includes a discussion of our Term Loan and 2016 Term Loan), "Letter of Credit Facility," "2017 Secured Loan Facility," "2016 Secured Loan Facility," "Second Lien Credit Agreement," "Old Senior Secured Notes

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

and New Senior Secured Notes," "Old Senior Unsecured Notes and New Senior Unsecured Notes," "Unsecured Commercial Paper" and "Wholly-owned Insurance Subsidiary and Intercompany Securities."
Intangible Asset Impairment Assessment
We continue to monitor our performance and do not believe an event has occurred that would result in an indefinite-lived intangible asset impairment at quarter end. However, further indefinite-lived intangible impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry, deterioration in our performance or our future projections, if actual results are not consistent with our estimates and assumptions used in the 2017 year-end impairment analysis, or changes in our plans for one or more indefinite-lived intangible assets, including changes that occur as a result of the formal process of the Special Committee to explore the sale of the Sale Assets. Further, our business is seasonal in nature, and we generate a higher portion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. The intangible asset impairment analysis is particularly sensitive to changes in the projected revenue growth rate and the assumed weighted-average cost of capital. Changes to these key assumptions could result in revisions of management’s estimates of the fair value of the indefinite-lived intangible assets and could result in impairment charges in the future, which could be material to our results of operations.
Recent Accounting Pronouncements
See Part I, Item 1, "Financial Statements – Notes to Condensed Consolidated Financial Statements," Note 10 – "Recent Accounting Pronouncements," for information regarding new accounting pronouncements.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

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
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to enhance our financial flexibility and liquidity to successfully fund our transformation; changes in market conditions and our credit rating, which may continue to limit our access to capital markets and other financing sources and materially increase our borrowing costs; our ability to achieve cost savings initiatives; vendors' lack of willingness to do business with us or to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; our ability to effectively compete in a highly competitive retail industry; our ability of offer merchandise and services that our member and customers want; our ability to successfully implement our integrated retail strategy to transform our business into a member-centric retailer; our ability to successfully manage our inventory levels; initiatives to improve our liquidity through inventory management and other actions; the process being overseen by the Special Committee to explore the sale of the Sale Assets; the effect of worldwide economic conditions, an economic downturn, a renewed decline in customers' spending patterns, inflation and changing prices of energy; our failure to execute effective advertising efforts; the negative impact as a result of the recapture rights included in the Master Leases in connection with the Seritage transaction and the JV transactions; potential liabilities in connection with the separation of Sears Hometown and Outlet Stores and Lands' End or other asset transactions which may arise under fraudulent conveyance and transfer laws and legal capital requirements; the review and challenge of certain dividend payments received by us from Sears Canada, Inc. and other transactions involving Sears Canada, Inc.; disruptions to our computer systems which are used to implement our integrated retail strategy, process transactions, summarize results and otherwise manage our business; our ability to maintain the security of our members and customers, associate or company information; payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations; the impact of the seasonality of our business and customers spending patterns on the annual operating results; our dependence on sources outside the United States for significant amounts of our merchandise may be impacted by international trade regulations; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; the substantial influence exerted over the Company by affiliates of our Chairman and Chief Executive Officer, whose interests may diverge from other stockholders' interests; our ability to protect or preserve the image of our brands and our intellectual property rights; the effect of product safety concerns or claims concerning the services we offer; the outcome of pending and/or future legal proceedings, including shareholder litigation, changes in laws and government regulations, product liability, patent infringement and qui tam claims and proceedings with respect to which the parties have reached a preliminary settlement; the timing, amount and other risks related to the pension and postretirement benefit plan obligations; our failure to realize the anticipated benefits of the Craftsman sale; our failure to comply with federal, state, local and international laws; consumer spending impacted by weather conditions and natural disasters; the volatility of our stock price; and increases in employee wages and the cost of employee benefits.
Certain of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 and in our other filings with the Securities and Exchange Commission, which may be accessed through the Commission's website at www.sec.gov.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available, except as required by law.

SEARS HOLDINGS CORPORATION
13 Weeks Ended May 5, 2018 and April 29, 2017

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations.
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At May 5, 2018, 62% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at May 5, 2018, which totaled approximately $3.2 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $32 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the first quarter of 2018. During the 13-week period ended May 5, 2018, we did not repurchase any shares of our common stock under our common share repurchase program. At May 5, 2018, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 4, 2018 to March 3, 2018	—
March 4, 2018 to April 7, 2018	—
April 8, 2018 to May 5, 2018	—
Total	—		—	$—	$503,907,832

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

(b)	Exhibits

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated March 24, 2005, filed on March 24, 2005 (File No. 000-51217)).

3.2	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated May 8, 2018, filed on May 10, 2018 (File No. 001-36693)).

*10.1
Fifth Amendment, dated as of February 13, 2018, to Letter of Credit and Reimbursement Agreement, dated as of December 28, 2016, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the financial institutions party thereto from time to time as L/C Lenders, and Citibank, N.A., as Administrative Agent and Issuing Bank.

*10.2
Sixth Amendment, dated as of April 20, 2018, to Letter of Credit and Reimbursement Agreement, dated as of December 28, 2016, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the financial institutions party thereto from time to time as L/C Lenders, and Citibank, N.A., as Administrative Agent and Issuing Bank.

*10.3
Seventh Amendment, dated as of April 26, 2018, to Letter of Credit and Reimbursement Agreement, dated as of December 28, 2016, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp., Kmart Corporation, the financial institutions party thereto from time to time as L/C Lenders, and Citibank, N.A., as Administrative Agent and Issuing Bank.

*10.4
First Amendment to Credit Agreement, dated as of April 20, 2018, among SRC O.P. LLC, SRC Facilities LLC and SRC Real Estate (TX), LLC, as the borrowers, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent.

*10.5	Amendment to Mezzanine Loan Agreement, dated as of April 13, 2018, between SRC Sparrow 2 LLC, as borrower, and JPP, LLC, as administrative agent.

*10.6	Second Amendment to Mezzanine Loan Agreement, dated as of April 20, 2018, between SRC Sparrow 2 LLC, as borrower, and JPP, LLC, as administrative agent.

*10.7	Third Amendment to Mezzanine Loan Agreement, dated as of April 26, 2018, between SRC Sparrow 2 LLC, as borrower, and JPP, LLC, as administrative agent.

*10.8	Fourth Amendment to Mezzanine Loan Agreement, dated as of May 7, 2018, between SRC Sparrow 2 LLC, as borrower, and JPP, LLC, as administrative agent.

*31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2018, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 weeks ended May 5, 2018 and April 29, 2017; (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the 13 weeks ended May 5, 2018 and April 29, 2017; (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of May 5, 2018, April 29, 2017 and February 3, 2018; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 weeks ended May 5, 2018 and April 29, 2017; (v) the Condensed Consolidated Statements of Deficit (Unaudited) for the 13 weeks ended May 5, 2018 and April 29, 2017; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

* Filed herewith.

E-1

SEARS HOLDINGS CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION

Date: May 31, 2018	By:	/s/ ROBERT A. RIECKER
	Name:	Robert A. Riecker
	Title:	Chief Financial Officer*

*Mr. Riecker is signing this report both as a duly authorized officer and as the principal accounting officer.

E-2