Form 10-Q
period 2018-08-04
SEARS HOLDINGS CORP
filed 2018-09-13
CIK 1310067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51217, 001-36693
SEARS HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1920798
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
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
Yes    ☐            No    ☒
As of September 7, 2018, the registrant had 108,992,750 common shares, $0.01 par value, outstanding.

SEARS HOLDINGS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
millions, except per share data	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
REVENUES
Merchandise sales	$2,428	$3,414	$4,640	$6,743
Services and other(1)(2)	754	864	1,433	1,734
Total revenues	3,182	4,278	6,073	8,477
COSTS AND EXPENSES
Cost of sales, buying and occupancy - merchandise sales(3)	2,055	2,815	3,954	5,594
Cost of sales and occupancy - services and other(1)	425	491	812	980
Total cost of sales, buying and occupancy	2,480	3,306	4,766	6,574
Selling and administrative	864	1,123	1,770	2,344
Depreciation and amortization	66	83	133	170
Impairment charges	77	5	91	20
Gain on sales of assets	(103)	(380)	(268)	(1,121)
Total costs and expenses	3,384	4,137	6,492	7,987
Operating income (loss)	(202)	141	(419)	490
Interest expense	(188)	(123)	(354)	(251)
Interest and investment income (loss)	2	(12)	3	(14)
Other loss	(139)	(246)	(172)	(292)
Loss before income taxes	(527)	(240)	(942)	(67)
Income tax (expense) benefit	19	(10)	10	62
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(508)	$(250)	$(932)	$(5)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(4.68)	$(2.33)	$(8.61)	$(0.05)
Diluted loss per share	$(4.68)	$(2.33)	$(8.61)	$(0.05)
Basic weighted average common shares outstanding	108.5	107.3	108.3	107.2
Diluted weighted average common shares outstanding	108.5	107.3	108.3	107.2

(1)
Includes merchandise sales to Sears Hometown and Outlet Stores, Inc. ("SHO") of $197 million and $257 million for the 13 weeks ended August 4, 2018 and July 29, 2017, respectively, and $381 million and $511 million for the 26 weeks ended August 4, 2018 and July 29, 2017, respectively. Pursuant to the terms of the separation, merchandise is sold to SHO at cost.

(2) Includes revenue from Lands' End, Inc. ("Lands' End") for retail services and rent for Lands' End Shops at owned Sears locations, participation in the Shop Your Way® program and corporate shared services of $7 million and $12 million for the 13 weeks ended August 4, 2018 and July 29, 2017, respectively, and $16 million and $24 million for the 26 weeks ended August 4, 2018 and July 29, 2017, respectively.
(3) Includes rent expense (consisting of straight-line rent expense offset by amortization of a deferred gain on sale-leaseback) of $13 million and $19 million for the 13 weeks ended August 4, 2018 and July 29, 2017, respectively, and $27 million and $38 million for the 26 weeks ended August 4, 2018 and July 29, 2017, respectively, pursuant to the master lease with Seritage Growth Properties ("Seritage"). Also includes installment expenses of $9 million and $12 million for the 13 weeks ended August 4, 2018 and July 29, 2017, respectively, and $18 million and $24 million for the 26 weeks ended August 4, 2018 and July 29, 2017, respectively.
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
 (Unaudited)

	13 Weeks Ended		26 Weeks Ended
millions	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net loss	$(508)	$(250)	$(932)	$(5)
Other comprehensive income
Pension and postretirement adjustments, net of tax	218	127	254	177
Currency translation adjustments, net of tax	(1)	—	—	1
Total other comprehensive income	217	127	254	178
Comprehensive income (loss) attributable to Holdings' shareholders	$(291)	$(123)	$(678)	$173

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

millions	August 4, 2018	July 29, 2017	February 3, 2018
ASSETS
Current assets
Cash and cash equivalents	$193	$212	$182
Restricted cash	248	230	154
Accounts receivable(1)	327	370	343
Merchandise inventories	2,714	3,433	2,798
Prepaid expenses and other current assets(2)	386	334	346
Total current assets	3,868	4,579	3,823
Property and equipment (net of accumulated depreciation and amortization of $2,276, $2,676 and $2,381)	1,444	1,969	1,729
Goodwill	269	269	269
Trade names and other intangible assets	1,090	1,249	1,168
Other assets	266	301	284
TOTAL ASSETS	$6,937	$8,367	$7,273
LIABILITIES
Current liabilities
Short-term borrowings(3)	$1,254	$546	$915
Current portion of long-term debt and capitalized lease obligations(4)	196	1,052	968
Merchandise payables	487	670	576
Other current liabilities(5)	1,474	1,700	1,575
Unearned revenues	652	704	641
Other taxes	214	302	247
Total current liabilities	4,277	4,974	4,922
Long-term debt and capitalized lease obligations(6)	3,504	2,405	2,249
Pension and postretirement benefits	1,164	1,731	1,619
Deferred gain on sale-leaseback	305	455	362
Sale-leaseback financing obligation	347	230	247
Unearned revenues	853	593	539
Other long-term liabilities	770	992	935
Long-term deferred tax liabilities	119	643	126
Total Liabilities	11,339	12,023	10,999
Commitments and contingencies
DEFICIT
Total Deficit	(4,402)	(3,656)	(3,726)
TOTAL LIABILITIES AND DEFICIT	$6,937	$8,367	$7,273

(1)
Includes $22 million, $25 million and $28 million of net amounts receivable from SHO, and $1 million, $4 million and $1 million of amounts receivable from Seritage at August 4, 2018, July 29, 2017 and February 3, 2018, respectively. Also includes $1 million of net amounts receivable from Lands' End at July 29, 2017 and February 3, 2018.

(2) Includes $6 million prepaid rent to Seritage at both August 4, 2018 and February 3, 2018.
(3) Includes balances held by related parties of $525 million, $245 million and $645 million at August 4, 2018, July 29, 2017 and February 3, 2018, respectively, related to our Line of Credit Loans for all periods presented and also our Incremental Loans at February 3, 2018. See Note 2 for defined terms and Notes 2 and 11 for further information.
(4) Includes balances held by related parties of $131 million and $146 million at July 29, 2017 and February 3, 2018, respectively, related to our 2016 Secured Loan Facility for both periods and also our Old Senior Secured Notes at February 3, 2018. See Note 2 for defined terms and Notes 2 and 11 for further information.
(5) Includes $9 million and $24 million of amounts payable to Seritage at August 4, 2018 and July 29, 2017, respectively.

(6)
Includes balances held by related parties of $2.3 billion, $1.6 billion and $1.5 billion at August 4, 2018, July 29, 2017 and February 3, 2018, respectively, related to our Subsidiary Notes, Old Senior Unsecured Notes, Second Lien Term Loan, and 2016 Term Loan for all periods presented, our Consolidated Secured Loan Facility, FILO Loan, Mezzanine Loan, Additional Mezzanine Loans, New Senior Secured Notes and New Senior Unsecured Notes at August 4, 2018, our Term Loan Facility at August 4, 2018 and February 3, 2018, our 2017 Secured Loan Facility at July 29, 2017 and February 3, 2018, and our Old Senior Secured Notes at July 29, 2017. See Note 2 for defined terms and Notes 2 and Note 11 for further information.

See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	26 Weeks Ended
millions	August 4, 2018	July 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(932)	$(5)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax valuation allowance	—	(200)
Tax benefit resulting from Other Comprehensive Income allocation	(27)	—
Depreciation and amortization	133	170
Impairment charges	91	20
Gain on sales of assets	(268)	(1,121)
Pension and postretirement plan contributions	(343)	(134)
Pension plan settlements	108	200
Payment for insurance transaction	(208)	—
Proceeds from Citibank amendment	425	—
Mark-to-market adjustments of financial instruments	—	17
Amortization of deferred gain on sale-leaseback	(34)	(40)
Amortization of debt issuance costs and accretion of debt discount	64	62
Non-cash PIK interest	37	—
Other	—	(36)
Change in operating assets and liabilities (net of acquisitions and dispositions):
Deferred income taxes	(8)	99
Merchandise inventories	84	509
Merchandise payables	(89)	(378)
Income and other taxes	(22)	(24)
Other operating assets	65	52
Other operating liabilities	(112)	(329)
Net cash used in operating activities	(1,036)	(1,138)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	322	569
Proceeds from Craftsman Sale	—	572
Proceeds from sales of receivables(1)	—	293
Purchases of property and equipment	(32)	(41)
Net cash provided by investing activities	290	1,393

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances(2)	1,235	330
Repayments of debt(3)	(869)	(717)
Increase in short-term borrowings, primarily 90 days or less	389	216
Proceeds from sale-leaseback financing	130	89
Debt issuance costs(4)	(34)	(17)
Net cash provided by (used in) financing activities	851	(99)

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	105	156
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	336	286
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$441	$442

Supplemental Cash Flow Data:
Income taxes paid, net of refunds	$12	$28
Cash interest paid(5)	223	196
Unpaid liability to acquire equipment and software	10	6
PIK interest included within other operating liabilities	11	—
(1) Proceeds in 2017 include $63 million from JPP, LLC and JPP II, LLC, entities affiliated with ESL (as defined in Note 1), for the sale of receivables.
(2) Proceeds in 2018 include $891 million from related parties in connection with the Consolidated Secured Loan Facility, FILO Loan, Mezzanine Loan, Additional Mezzanine Loans, Line of Credit Loans and additional borrowings from the 2017 Secured Loan Facility. Proceeds in 2017 include $245 million from related parties in connection with the Line of Credit Loans. See Notes 2 and 11 for further information.
(3) Repayments in 2018 include $67 million to related parties in connection with the Term Loan Facility, 2017 Secured Loan Facility, Incremental Loans and 2016 Secured Loan Facility. Repayments in 2017 include $183 million to related parties in connection with the 2017 Secured Loan Facility, 2016 Secured Loan Facility and 2016 Term Loan. See Notes 2 and 11 for further information.
(4) Includes fees related to our borrowings of $13 million paid to related parties during the 26 weeks ended August 4, 2018. Includes a one-time extension fee equal to $4 million to JPP, LLC and JPP II, LLC, entities affiliated with ESL (as defined in Note 1) during the 26 weeks ended July 29, 2017. See Note 2 for further information.
(5) Cash interest paid includes $103 million and $82 million interest paid to related parties related to our borrowings during the 26 weeks ended August 4, 2018 and July 29, 2017, respectively. See Notes 2 and 11 for further information.
See accompanying notes.

SEARS HOLDINGS CORPORATION
Condensed Consolidated Statements of Deficit
(Unaudited)

	Deficit Attributable to Holdings' Shareholders
dollars and shares in millions	Number of Shares	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 28, 2017	107	$1	$(5,891)	$9,130	$(5,519)	$(1,552)	$(3,831)
Comprehensive income
Net loss	—	—	—	—	(5)	—	(5)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	177	177
Currency translation adjustments, net of tax	—	—	—	—	—	1	1
Total Comprehensive Income							173
Stock awards	—	—	27	(28)	—	—	(1)
Associate stock purchase	—	—	3	—	—	—	3
Balance at July 29, 2017	107	$1	$(5,861)	$9,102	$(5,524)	$(1,374)	$(3,656)
Balance at February 3, 2018	108	$1	$(5,820)	$9,063	$(5,898)	$(1,072)	$(3,726)
Comprehensive loss
Net loss	—	—	—	—	(932)	—	(932)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	254	254
Currency translation adjustments, net of tax	—	—	—	—	—	—	—
Total Comprehensive Loss							(678)
Stock awards	1	—	97	(103)	—	—	(6)
Associate stock purchase	—	—	8	—	—	—	8
Balance at August 4, 2018	109	$1	$(5,715)	$8,960	$(6,830)	$(818)	$(4,402)

See accompanying notes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION
Sears Holdings Corporation ("Holdings") is the parent company of Kmart Holding Corporation ("Kmart") and Sears, Roebuck and Co. ("Sears"). Holdings (together with its subsidiaries, "we," "us," "our," or the "Company") was formed as a Delaware corporation in 2004 in connection with the merger of Kmart and Sears (the "Merger"), on March 24, 2005. We are an integrated retailer with 866 full-line and specialty retail stores as of August 4, 2018 in the United States, operating through Kmart and Sears. We operate under two reportable segments: Kmart and Sears Domestic.
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
Citibank Amendment
In May 2018, the Company entered into an amendment to the program agreement with Citibank, N.A. (the "Citibank Amendment"), pursuant to which Citibank offers Sears proprietary and co-branded credit cards and administers the associated credit card program (the "Program"). The Citibank Amendment provides for a five year extension (through November 2, 2025) of our 15-year co-brand and private label credit card relationship along with long-term marketing arrangements that include ongoing enhancements to the Shop Your Way MasterCard rewards program.
The Citibank Amendment removes Sears' credit cards, other than Sears' proprietary cards, not enrolled in a rewards program or enrolled in the "Thank You" rewards program (the "TY/NR Portfolio") from the Program. Under a separate marketing agreement entered into in conjunction with the Citibank Amendment, the Company will continue to receive payments from Citibank in respect of the TY/NR Portfolio, which payments will be determined substantially consistent with how such payments were determined under the Program prior to the Citibank Amendment through December 31, 2020 and will thereafter be based on total sales for the TY/NR Portfolio. Credit cards in the TY/NR Portfolio will continue to be accepted in Sears' sales channels. The Citibank Amendment provides for the Company to continue to receive payments from Citibank in respect of the remaining card portfolio under the Program, which payments will be determined substantially consistent with how such payments were determined under the Program prior to the Citibank Amendment through December 31, 2020 and will thereafter be based on new account spend and total sales for the credit card portfolio.
The Citibank Amendment removes the Company's right to purchase, or arrange for a third party to purchase, Program-related assets in certain circumstances, including upon termination or expiry of the Program, except that the Company will have such right if it elects to extend the Program through November 2, 2027, subject to the satisfaction of the performance conditions, and the Program continues through such date, or in certain circumstances if Sears terminates the Program Agreement because of an uncured material breach of Citibank’s obligations thereunder. Sears will have no right to purchase the TY/NR Portfolio being removed from the Program.
Pursuant to the Citibank Amendment, Citibank paid Sears $425 million, and Sears funded a reserve for the benefit of Citibank in the amount of $25 million through an irrevocable standby letter of credit from a third party financial institution. The Company accounted for the Citibank Amendment in accordance with accounting standards applicable to revenue from contracts with customers. The Company initially deferred the $425 million received for the Citibank Amendment and will recognize the revenue over the term of the Program as we satisfy the related performance obligation over time. During the 26 weeks ended August 4, 2018, the Company recognized revenues of $14 million, and expects to recognize revenue of $57 million within the next 12 months and $354 million of revenue

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

thereafter. The Company has accordingly included these amounts within current and long-term unearned revenues, respectively.
Adoption of Accounting Standards Update: Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting standards updates which replace the current revenue recognition standards. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updates may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption.
The Company adopted the update in the first quarter of 2018 using the full retrospective method, and, therefore, comparative financial statements of prior years have been adjusted to apply the new standard retrospectively. The adoption impacted the accounting for our Shop Your Way® program, revenues from gift cards and merchandise returns. The expense for Shop Your Way points was previously recognized as customers earned points and recorded within cost of sales. The new guidance requires the Company to allocate the transaction price to products and points on a relative standalone selling price basis, deferring the portion of revenue allocated to the points and recognizing a contract liability for unredeemed points. The change in the accounting for the Shop Your Way program reduced revenue, but had no impact to gross margin. The new guidance also changed the timing of recognition of the unredeemed portion of our gift cards, which was previously recognized using the remote method. The new guidance requires application of the proportional method. The Company reports revenues from merchandise sales net of estimated returns. The new guidance requires the Company to record both an asset and a liability for anticipated customer returns.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following financial statement line items for the periods presented were affected by the adoption of the new standard. Operating income for the 13- and 26- week periods ended July 29, 2017 also contains the impact of the accounting standards update related to classification of net periodic pension cost, of $246 million and $292 million, respectively. Also, retained deficit as of January 31, 2016 increased from $3,291 million, as originally reported, to $3,310 million as a result of the adoption of the new standard.

Condensed Consolidated Statement of Operations
	13 Weeks Ended
	July 29, 2017
millions, except per share data	As Originally Reported	As Adjusted	Effect of Adoption of New Standard
Merchandise sales	$3,498	$3,414	$(84)
Services and other	867	864	(3)
Cost of sales, buying and occupancy - merchandise sales	2,902	2,815	(87)
Operating (loss) income	(106)	141	247
Net loss attributable to Holdings' Shareholders	(251)	(250)	1
Basic loss per share	(2.34)	(2.33)	0.01

	26 Weeks Ended
	July 29, 2017
millions, except per share data	As Originally Reported	As Adjusted	Effect of Adoption of New Standard
Merchandise sales	$6,927	$6,743	$(184)
Services and other	1,739	1,734	(5)
Cost of sales, buying and occupancy - merchandise sales	5,785	5,594	(191)
Operating income	196	490	294
Net loss attributable to Holdings' Shareholders	(7)	(5)	2
Basic loss per share	(0.07)	(0.05)	0.02

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidated Balance Sheets
	January 28, 2017
millions	As Originally Reported	As Adjusted	Effect of Adoption of New Standard
Prepaid expenses and other current assets	$285	$300	$15
Other current liabilities	1,956	1,971	15
Other long-term liabilities	1,002	1,009	7
Total Deficit	(3,824)	(3,831)	(7)

	July 29, 2017
millions	As Originally Reported	As Adjusted	Effect of Adoption of New Standard
Prepaid expenses and other current assets	$318	$334	$16
Other current liabilities	1,686	1,700	14
Other long-term liabilities	985	992	7
Total Deficit	(3,651)	(3,656)	(5)

	February 3, 2018
millions	As Originally Reported	As Adjusted	Effect of Adoption of New Standard
Prepaid expenses and other current assets	$335	$346	$11
Other current liabilities	1,568	1,575	7
Other long-term liabilities	928	935	7
Total Deficit	(3,723)	(3,726)	(3)

Condensed Consolidated Statements of Cash Flows
	26 Weeks Ended
	July 29, 2017
millions	As Originally Reported	As Adjusted	Effect of Adoption of New Standard
Net loss	$(7)	$(5)	$2
Change in other operating liabilities	(327)	(329)	(2)
The Company’s accounting policies, as updated from our Annual Report on Form 10-K for the year ended February 3, 2018, pursuant to the adoption of the new standard, are as follows.
Revenue Recognition
Revenues from contracts with customers include sales of merchandise, services and extended service contracts, delivery and handling revenues related to merchandise sold, and fees earned from co-branded credit card programs. Revenue is measured based on the amount of fixed consideration that we expect to receive, reduced by estimates for variable consideration such as returns and promotional discounts. Revenue also excludes any amounts collected on behalf of third parties, including sales taxes. In arrangements where we have multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. We generally determine stand-alone selling prices based on the prices charged to customers or using expected cost plus a

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

margin. We generally receive payments from customers for sales of merchandise, extended service contracts, product installation, and delivery and handling at the point of sale and payments from customers for services, fees from co-branded credit card programs and agreements with SHO and Lands' End when the performance obligations are satisfied.
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
Revenues from merchandise sales are reported net of estimated returns and exclude sales taxes. The typical return period is 30 days and the refund liability for returns is calculated as a percentage of sales based on historical return percentages. Estimated returns are recorded as a reduction of sales and cost of sales. We offer assurance-type warranties on certain Kenmore®, Craftsman®, and DieHard® branded products, as well as on certain services, that we do not consider performance obligations.
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
In August 2018, we entered into an amendment to the PPPFA which provided for the release of 12 of our properties from a ring fence arrangement, which had originally been granted in connection with the Craftsman Sale, as defined below, in exchange for a contribution of $32 million into an escrow for the benefit of our pension plans (the "Required Deposit"). The Required Deposit was made on August 30, 2018, using funds generated from the sale and leaseback of one of the 12 properties.
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
The Company also granted a lien to the PBGC on the 15-year income stream relating to new Stanley Black & Decker sales of Craftsman products, and agreed to contribute the payments from Stanley Black & Decker under such income stream to the Company's pension plans, with such payments to be credited against the Company's minimum pension funding obligations starting no later than five years from the closing date. The Company also agreed to grant the PBGC a lien on $100 million of real estate assets to secure the Company's minimum pension funding obligations through the end of 2019 and agreed to certain other amendments to the PPPFA. The real estate assets were released from the ring-fence arrangement in August 2018 as described above and in Note 5.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Cash and Cash Equivalents and Restricted Cash
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. The Company classifies cash balances that are legally restricted pursuant to contractual arrangements as restricted cash. The restricted cash balance relates to amounts deposited in escrow for the benefit of our pension plans at each of August 4, 2018, July 29, 2017 and February 3, 2018.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows as of August 4, 2018, July 29, 2017 and February 3, 2018.

millions	August 4, 2018	July 29, 2017	February 3, 2018
Cash and cash equivalents	$110	$121	$113
Cash posted as collateral	5	4	4
Credit card deposits in transit	78	87	65
Total cash and cash equivalents	193	212	182
Restricted cash	248	230	154
Total cash balances	$441	$442	$336
Depreciation Expense
Depreciation expense included within depreciation and amortization reported in the Condensed Consolidated Statements of Operations was $65 million and $82 million for the 13 week periods ended August 4, 2018 and July 29, 2017, respectively, and $131 million and $168 million for the 26 week periods ended August 4, 2018 and July 29, 2017, respectively.
Liquidity
We need liquidity to fund both working capital requirements of our businesses and necessary capital expenditures as well as to be available for general corporate purposes, including debt repayments and pension plan contributions. We have experienced losses and negative cash flows for a number of years and while we continue to focus on our overall profitability, including managing expenses, we have continued to incur operating losses in the second quarter and first half of 2018, and continued to fund cash used in operating activities with cash from investing and financing activities. In addition, we will be required to fund a debt payment of $134 million during October 2018, in addition to $668 million of other debt maturing in the next twelve months.
Recent Sources of Incremental Liquidity
The Company has taken a number of actions to support its ongoing transformation efforts, while continuing to support its operations and meet its obligations in light of the incurred losses and negative cash flows from operations experienced over the past several years. These actions can be broadly broken down into three categories: (i) financing transactions; (ii) asset sales; and (iii) operational streamlining, including store closings. These financing activities have included the completion of various secured and unsecured financing transactions, the extension of the maturity of certain of our indebtedness, and the amendment to other terms of certain of our indebtedness to increase our overall financial flexibility. The actions relative to our assets have included transactions to monetize the value of certain assets such as the sale of the Craftsman brand to Stanley Black & Decker in the first quarter of 2017 for consideration consisting of upfront cash payments and a future royalty stream, sales of properties and investments for proceeds of $1.1 billion in fiscal 2017, and an amendment to our credit card program agreement with Citibank, N.A. which resulted in a payment to the Company of $425 million during the second quarter of 2018. Streamlining actions have included a restructuring program announced at the beginning of 2017 (which produced cost savings during that year and into 2018) and the closure of 137 stores during 2018, and an additional 149 stores that will close during the second half of 2018. The Company intends to take further actions to streamline operations in 2018 to achieve additional cost reductions unrelated to store closures.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

In addition to previous actions taken, the Company may access other sources of liquidity to support its operations. For instance, we are permitted to obtain longer-term secured financing maturing outside of the maturity date of our domestic credit facility which would not be subject to borrowing base limitations (see Note 2 of Notes to Consolidated Financial Statements). Other options which may be available to us, which we will evaluate and seek to execute as appropriate, include refinancing existing debt, borrowing against facilities in place with availability and additional real estate loans against unencumbered properties, which we have successfully executed in the past.
Asset Monetization
A special committee of the board of directors (the "Board") of the Company (the "Special Committee") is overseeing a formal process to explore the sale of our Kenmore brand and related assets, the Sears Home Improvement Products business of the Sears Home Services division and the Parts Direct business of the Sears Home Services division (collectively, the "Sale Assets"). As previously reported, the Board received a letter from ESL Investments, Inc. ("ESL") expressing the view that the Company should pursue a divestiture of the Sale Assets in order to maximize their value, and expressing interest in participating as a purchaser of all or a portion of the Sale Assets should the Company do so. The Board established the Special Committee, which consists solely of independent directors, and is advised by independent advisors, to evaluate any proposals that may be received from ESL with respect to the Sale Assets, to actively solicit third-party interest in the Sale Assets, and to explore any other alternatives with respect to the Sale Assets that may maximize value for the Company. On August 14, 2018 the Special Committee received a non-binding proposal letter from ESL to acquire the Kenmore brand and related assets and the Sears Home Improvement Products business of the Sears Home Services division, each subject to various conditions including obtaining debt financing, and, in the case of Kenmore, obtaining equity financing on terms acceptable to ESL. The Special Committee is evaluating the proposal, and potentially other proposals as part of its formal process.
We also continue to explore ways to unlock value across a range of other assets and to maximize the value of our Sears Home Services, Innovel and Sears Auto Centers businesses, as well as our DieHard brand, through partnerships, sales or other means of externalization that could expand distribution of our brands and service offerings.
Our efforts also continue to right-size, redeploy and highlight the value of our assets, including monetizing our real estate portfolio, as we look to de-lever our balance sheet, provide liquidity and continue in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company.
Actions to Address Liquidity Needs
The following actions, which are intended to fund liquidity needs over the next twelve months, are in various stages of completion as of the date of this filing. We believe these actions, some of which we expect, subject to our governance processes, including the process being overseen by the Special Committee, to include related party participation and funding and, in the case of Sale Assets that are sold to ESL, subject to approval by a majority of the disinterested stockholders of Holdings, if completed, would be sufficient to satisfy our liquidity needs for the next twelve months from the issuance of the financial statements.

•	Sales of properties securing the remaining principal amount of the Secured Loans to fund the repayment of such Secured Loans;

•	Additional borrowings under the Mezzanine Loan Agreement, Term Loan Facility and the Consolidated Secured Loan Facility;

•	Monetization of the Sale Assets;

•	Extension of maturities beyond September 2019 of Line of Credit Loans under the Second Lien Credit Agreement;

•	Additional borrowings secured by real estate assets, borrowings under the short-term basket, or other borrowings;

•	Amendments to the terms of certain of our financing arrangements, including to allow interest on some of our debt to paid-in-kind;

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

•	Further evaluation and right-sizing of our store base, including evaluation of our business categories; and

•	Further restructurings to help manage expenses and improve profitability, including additional store closures and the accomplishments of our planned cost savings initiatives.
While we believe that completion of these actions would be sufficient to satisfy our liquidity needs for the next twelve months from the issuance of the financial statements, these actions have not been fully executed as of the date of this report and certain of the actions have not received necessary approvals (including but not limited to approval of the Special Committee and approval of a majority of the disinterested stockholders of the Company in the case of certain proposed transactions with ESL), and/or are at too early of a stage in the process to be considered probable of occurring under applicable accounting guidance as of the date of this report. Accordingly, because we cannot at this time conclude that these actions are probable of occurring under such accounting standards, substantial doubt is deemed to exist about our ability to continue as a going concern. The Company continues to move forward with these proposed actions, including the process being overseen by the Special Committee, and discussions with lenders, in order to complete these actions. The Company believes that completion of these actions, or in some cases substantial progress towards such completion, would alleviate or eliminate the substantial doubt. The Company will continue to reevaluate this assessment.
The PPPFA contains certain limitations on our ability to sell assets, including the Kenmore brand and related assets, which could impact our ability to complete asset sale transactions or our ability to use proceeds from those transactions to fund our operations. Therefore, the analysis of liquidity needs includes consideration of the applicable restrictions under the PPPFA and the ability to utilize related party borrowings to provide liquidity when there are short-term delays in the closing of transactions.
The success of the foregoing actions is subject to various risks, uncertainties and other factors, including market conditions, interest in specific assets and our ability to close the sales of assets at valuations and within time frames that are acceptable to us, our ability to effectively and timely execute the above actions to improve the operating performance of our businesses and, in certain cases, the approval and participation of third parties, including our creditors and the PBGC.
If we continue to experience operating losses and we are not able to generate additional liquidity through the actions described above or through some combination of other actions, then our liquidity needs may exceed availability under our Amended Domestic Credit Agreement, our second lien line of credit loan facility and our other existing facilities, and we might need to secure additional sources of funds, which may or may not be available to us. A failure to secure such additional funds could cause us to be in default under the Amended Domestic Credit Agreement or other financing agreement. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Moreover, if the borrowing base (as calculated pursuant to our outstanding second lien debt) falls below the principal amount of such second lien debt plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for such debt on the last day of any two consecutive quarters, it could trigger an obligation to repurchase our New Senior Secured Notes in an amount equal to such deficiency. As of August 4, 2018, our borrowing base was below the above threshold, and if our borrowing base is below the above threshold at the end of our third quarter of 2018, it would trigger an obligation to repurchase or repay second lien debt, in an amount equal to the excess of our funded debt secured by liens on our inventory as of November 3, 2018 over the borrowing base. If we fail to make such repurchase or repayment, we would be in violation of our covenants under our Second Lien Credit Agreement and the indenture relating to our New Senior Secured Notes.
Sears Canada
At each of August 4, 2018, July 29, 2017 and February 3, 2018, the Company was the beneficial holder of approximately 12 million, or 12%, of the common shares of Sears Canada. In July 2017, Sears Canada filed for court protection and trading of its common shares was suspended. Accordingly, we recognized other-than-temporary impairment of $12 million, thereby reducing the carrying value to zero, within interest and investment loss in our Condensed Consolidated Statements of Operations during the 13- and 26- weeks ended July 29, 2017.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 2—BORROWINGS
Total borrowings were as follows:

millions	August 4, 2018	July 29, 2017	February 3, 2018
Short-term borrowings:
Secured borrowings	$660	$216	$271
Line of credit loans	570	330	500
Incremental loans	—	—	144
Secured loan	24	—	—
Long-term debt, including current portion:
Notes and debentures outstanding	3,639	3,360	3,145
Capitalized lease obligations	61	97	72
Total borrowings	$4,954	$4,003	$4,132
The fair value of long-term debt, excluding capitalized lease obligations, was $3.5 billion at August 4, 2018, $3.3 billion at July 29, 2017 and $2.8 billion at February 3, 2018. The fair value of our debt was estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. Our long-term debt instruments are valued using Level 2 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
Letter of Credit Facility
On December 28, 2016, the Company, through Sears Roebuck Acceptance Corp. ("SRAC") and Kmart Corporation (together with SRAC, the "Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into the Letter of Credit and Reimbursement Agreement (the "LC Facility") providing for a $500 million secured standby letter of credit facility (of which $271 million was committed at August 4, 2018) from JPP, LLC and JPP II, LLC, entities affiliated with ESL (collectively, the "Lenders"), with Citibank, N.A., serving as administrative agent and issuing bank.
In August 2017, the Company executed amendments to the LC Facility. The amendments, among other things, extended the maturity to December 28, 2018, eliminated the unused portion of the facility and released the real estate collateral that secured the original LC Facility. The amended LC Facility also permits the Lenders to syndicate all or a portion of their commitments under the facility to other lenders, of which $165 million has been syndicated to unaffiliated third party lenders as of August 4, 2018. In April 2018, the Company executed amendments to the LC Facility, which extended the maturity to December 28, 2019.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

termination of the LC Facility, whether at maturity or otherwise, or of any reduction in the amount of the Lenders' commitments under the LC Facility.
The LC Facility includes certain representations and warranties, affirmative and negative covenants and other undertakings, which are subject to important qualifications and limitations set forth in the LC Facility. The LC Facility also contains certain events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If an event of default occurs, the Lenders may terminate all or any portion of the commitments under the LC Facility, require the Borrowers to cash collateralize the LC Facility and/or exercise any rights they might have under any of the related facility documents (including against the collateral), subject to certain limitations. At each of August 4, 2018, July 29, 2017 and February 3, 2018, we had $271 million of letters of credit outstanding under the LC Facility.
Secured Loan and Mezzanine Loan
On March 14, 2018, the Company, through SRC O.P. LLC, SRC Facilities LLC and SRC Real Estate (TX), LLC (collectively, the "Secured Loan Borrowers"), entities wholly-owned and controlled indirectly by the Company, entered into a Credit Agreement (the "Credit Agreement") with the lenders party thereto (collectively, the "Secured Lenders"). The Credit Agreement provides for a $200 million term loan (the "Secured Loan") that was initially secured by the Secured Loan Borrowers' interests in 138 real properties that were released from a ring-fence arrangement with the PBGC. The Secured Loan had an original maturity date of December 14, 2018. The Company used the proceeds of the Secured Loan to make a contribution to the Company's pension plans and for general corporate purposes.
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
The Mezzanine Loan Agreement contains an uncommitted accordion feature pursuant to which the Mezzanine Loan Borrower may incur additional loans ("Additional Mezzanine Loans") subject to certain conditions set forth in the Mezzanine Loan Agreement and the Credit Agreement. During the first half of 2018, the Company obtained Additional Mezzanine Loans of $273 million.
On June 29, 2018, the Secured Loan Borrowers entered into a Second Amendment to the Credit Agreement with the Secured Lenders that increased the loan-to-value cap applicable to the aggregate principal amount of the Secured Loan, the Mezzanine Loan and the Additional Mezzanine Loans that may be incurred under the Credit Agreement and the Mezzanine Loan Agreement from 55% to 69%. The Mezzanine Loan Agreement was also amended to make a conforming change to the loan-to-value cap to increase such cap from 55% to 69%. No upfront or other fees were paid by the Secured Loan Borrowers in connection with these amendments.
On August 31, 2018, the Secured Loan Borrowers entered into a Third Amendment to the Credit Agreement with the Secured Lenders pursuant to which the Secured Loan Borrowers borrowed an additional $113 million from the Secured Lenders (together with the original $200 million term loan, the "Secured Loans"), which was used for general corporate purposes. The Secured Loans are secured by the Secured Loan Borrowers' interests in 119 real properties. The Secured Loans mature on August 30, 2019. The Company paid an upfront commitment fee of 2.75% of the additional borrowings.
The Secured Loans, the Mezzanine Loan and the Additional Mezzanine Loans are guaranteed by the Company and certain of its subsidiaries. The Secured Loan originally had interest at an annual interest rate of LIBOR plus 6.5% for the first three months the Secured Loan is outstanding, LIBOR plus 7.5% for the fourth through the sixth month the Secured Loan is outstanding and LIBOR plus 8.5% for the seventh through the ninth month the Secured Loan is outstanding. The Secured Loans will bear interest at an annual interest rate of LIBOR plus 6.5% for the first four months following the Third Amendment to the Credit Agreement, LIBOR plus 7.5% for the fifth through eighth

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

month, and LIBOR plus 8.5% for the ninth through twelve month. Accrued interest is payable monthly during the term of the Secured Loans. The Mezzanine Loan and the Additional Mezzanine Loans bear interest at an annual interest rate of LIBOR plus 11.0%, with accrued interest payable monthly during the term of the Mezzanine Loan and the Additional Mezzanine Loans. The Company paid an upfront commitment fee of 1.5% of the principal amount of the Secured Loan, and paid an arrangement fee. The Mezzanine Borrowers paid upfront commitment fees equal to 1.8% of the principal amount of the Mezzanine Loan and the Additional Mezzanine Loans.
To the extent permitted under other debt of the Company or its affiliates, the Secured Loans, the Mezzanine Loan and the Additional Mezzanine Loans may be prepaid at any time in whole or in part, without penalty or premium. The Secured Loan Borrowers are required to apply the net proceeds of the sale of any real property collateral for the Secured Loans to repay the Secured Loans. Following repayment in full of the Secured Loans, the Mezzanine Loan Borrower is required to apply the net proceeds of the sale of any real property that served as collateral for the Secured Loans to repay the Mezzanine Loan and the Additional Mezzanine Loans. The Company used proceeds of $170 million to pay a portion of the Secured Loan during the 26 weeks ended August 4, 2018.
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
At August 4, 2018, the carrying value of the Secured Loan, net of the remaining debt issuance costs, was $24 million. The Secured Loan is included within short-term borrowings in the Condensed Consolidated Balance Sheets at August 4, 2018. At August 4, 2018, the carrying value of the Mezzanine Loan, net of the remaining debt issuance costs, was $230 million. At August 4, 2018, the carrying value of the Additional Mezzanine Loans, net of the remaining debt issuance costs, was $269 million.
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
On January 29, 2018, the Company entered into an Amendment to the Term Loan Credit Agreement (the "Term Loan Facility Amendment"), pursuant to which an additional $20 million was borrowed from the Lenders and a further $60 million was borrowed from certain unaffiliated lenders, bringing the total amount borrowed under the Term Loan Facility to $210 million at February 3, 2018. The Term Loan Facility Amendment, among other changes, separates the loans under the Term Loan Facility into two tranches. On February 26, 2018, the Company entered into another amendment to the Term Loan Credit Agreement pursuant to which an additional $40 million was borrowed from the Lenders.
The loans under the Term Loan Facility bear interest at a weighted average annual interest rate of LIBOR plus 12.5%, which during the first year must be paid in kind by capitalizing interest. The loans under the Term Loan Facility mature on July 20, 2020. The Company used the proceeds of the Term Loan Facility for general corporate purposes. No upfront or arrangement fees were paid in connection with the Term Loan Facility. The loans under the

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Term Loan Facility are prepayable without premium or penalty. The Company used proceeds of $30 million to pay interest and a portion of the Term Loan Facility during the 26 weeks ended August 4, 2018.
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
At August 4, 2018 and February 3, 2018, the carrying value of the Term Loan Facility, net of the remaining debt issuance costs, was $233 million and $206 million, respectively. The carrying value includes paid-in-kind interest of $15 million and $1 million at August 4, 2018 and February 3, 2018, respectively.
Consolidated Secured Loan Facility
On June 4, 2018, the Company, through the Incremental Loan Borrowers (as defined below), entered into a Third Amended and Restated Loan Agreement (the "Consolidated Loan Agreement") with the 2016 Secured Loan Lenders (as defined below), which amends and restates the Second Amended and Restated Loan Agreement, dated as of October 18, 2017. In connection with the Consolidated Loan Agreement, the 2016 Secured Loan Lenders made an additional advance in an aggregate principal amount of approximately $186 million, which was used to repay the loans outstanding under the 2016 Secured Loan Facility and terminate the agreement. In connection therewith, the mortgages on the 13 real properties securing the 2016 Secured Loan Facility were released and these properties were pledged as collateral for the loan under the Consolidated Loan Agreement (the "Consolidated Secured Loan Facility"). After giving effect to the additional advance, the aggregate principal amount of the loan outstanding under the Consolidated Loan Agreement as of June 4, 2018 was approximately $779 million. The Consolidated Secured Loan Facility matures on July 20, 2020.
On September 12, 2018, the Company, through the Incremental Loan Borrowers, entered into a First Amendment to the Consolidated Loan Agreement with the 2016 Secured Loan Lenders, pursuant to which certain of the Incremental Loan Borrowers (the "Additional Advance Borrowers") received an additional advance in aggregate principal amount of $75 million (the "Additional Advance") and granted the 2016 Secured Loan Lenders a first priority lien on an additional 20 real properties. No Incremental Loan Borrower other than the Additional Advance Borrowers shall have any liabilities or obligations in connection with the Additional Advance.
After giving effect to the Additional Advance, the aggregate principal amount of the loan outstanding under the Consolidated Loan Agreement as of September 12, 2018 was approximately $831 million. Approximately $108 million of Consolidated Secured Loan Facility, which as of closing of the Additional Advance was held by Cascade Investment, LLC, is structured as a "first out" tranche evidenced by promissory note "A" ("Note A") and bears interest at LIBOR plus 6.50% per annum. The remainder of Consolidated Secured Loan Facility is evidenced by promissory note "B" ("Note B"), which as of closing of the Additional Advance was held by JPP, LLC and JPP II, LLC, entities affiliated with ESL, and bears interest at LIBOR plus 9.00% per annum. The Consolidated Secured Loan Facility matures on July 20, 2020.
The Incremental Loan Borrowers paid approximately $1.6 million in upfront fees to the 2016 Secured Loan Lenders in connection with the Consolidated Loan Agreement and the Additional Advance Borrowers paid approximately $0.4 million in upfront fees to the 2016 Secured Loan Lenders in connection with the Additional Advance. In addition, to the extent any portion of the loan evidenced by Note A remains outstanding on March 12, 2019, the Incremental Loan Borrowers must pay the holder of Note A an additional fee of 1.00% of the principal amount outstanding under Note A as of such date, and to the extent any portion of the loan evidenced by Note A remains outstanding on September 12, 2019, the Incremental Loan Borrowers must pay the holder of Note A an additional fee of 2.00% of the principal amount outstanding under Note A as of such date.
The Incremental Loan Borrowers have the right, at any time prior to October 15, 2018, to request an additional advance under the Consolidated Loan Agreement in an amount not to exceed $50 million. The making of any such additional advance and the amount thereof shall be subject to the 2016 Secured Loan Lenders' sole discretion and the payment of an origination fee equal to 0.5% of the amount so advanced. If no such additional advance is made,

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

or if an additional advance is made in an amount less than $50 million, the 2016 Secured Loan Lenders shall reasonably promptly release their liens on certain of the additional 20 real properties pledged in connection with the Additional Advance.
The Consolidated Secured Loan Facility is guaranteed by the Company and, after giving effect to the Additional Advance, is secured by a first priority lien on 88 real properties owned or leased by the Incremental Loan Borrowers, which includes real property that initially secured the 2017 Secured Loan Facility, Incremental Loans and 2016 Secured Loan Facility. To the extent permitted under other debt of the Company or its affiliates, the Consolidated Secured Loan Facility may be prepaid at any time in whole or in part, without penalty or premium. The Incremental Loan Borrowers are required to apply the net proceeds of the sale of any real property collateral to repay the Consolidated Secured Loan Facility. Any such prepayments or repayments will be applied first to Note A until Note A is repaid in full, and then to Note B, provided, that the holder of Note A shall have the right to waive any such prepayment or repayment (other than in connection with a repayment of the Consolidated Secured Loan Facility in full at maturity or any other prepayment in full or repayment in full of the Consolidated Secured Loan Facility), in which case (x) such prepayment or repayment shall be applied to Note B and (y) such amount shall reduce the principal amount of indebtedness deemed outstanding under Note A solely for the purpose of calculating the delayed origination fees described above. The Company used proceeds of $23 million to pay interest and a portion of the Consolidated Secured Loan Facility during the 26 weeks ended August 4, 2018.
The Consolidated Loan Agreement includes certain representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral. The Consolidated Loan Agreement has certain events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there is an event of default, the 2016 Secured Loan Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the Consolidated Secured Loan Facility documents (including against the collateral), and require the Incremental Loan Borrowers to pay a default interest rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%.
The carrying value of the Consolidated Secured Loan Facility, net of the remaining debt issuance costs, was $748 million at August 4, 2018.
2017 Secured Loan Facility
On January 3, 2017, the Company, through Sears, Kmart Stores of Illinois LLC, Kmart of Washington LLC and Kmart Corporation (collectively, "2017 Secured Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, obtained a $500 million real estate loan facility (the "2017 Secured Loan Facility") from the Lenders, entities affiliated with ESL. On January 3, 2017, $321 million was funded under the 2017 Secured Loan Facility, and an additional $179 million was drawn by the Company prior to January 28, 2017. The 2017 Secured Loan Facility had an original maturity of July 20, 2020. The Company used the proceeds of the 2017 Secured Loan Facility for general corporate purposes.
During October 2017, the Company, through the 2017 Secured Loan Borrowers and SHC Desert Springs, LLC, Innovel Solutions, Inc., Sears Holdings Management Corporation, Maxserv, Inc., Troy Coolidge No. 13, LLC, Sears Development Co. and Big Beaver of Florida Development, LLC (collectively, "Incremental Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into amended and restated loan agreements (the "Incremental Loans") with the Lenders, entities affiliated with ESL. The Company borrowed $200 million pursuant to the Incremental Loans, and used the proceeds for general corporate purposes. The Incremental Loans had an original maturity of July 6, 2018.
On March 8, 2018, the Company, through the 2017 Secured Loan Borrowers and SHC Desert Springs, LLC, Innovel Solutions, Inc., Sears Holdings Management Corporation, Maxserv, Inc. and Troy Coolidge No. 13, LLC (collectively, "Second Incremental Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, entered into a second amendment to the Incremental Loans (the "Second Amendment") with the Lenders, entities affiliated with ESL. Pursuant to the Second Amendment, the Second Incremental Loan Borrowers borrowed an additional $100 million from the Lenders, which had an original maturity of July 20, 2020 and had the same terms as the 2017 Secured Loan Facility, as amended. The Company used the proceeds for general corporate purposes.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

On June 4, 2018, the 2017 Secured Loan Facility and Incremental Loans were amended and restated by the Consolidated Loan Agreement described above.
Initially, the 2017 Secured Loan Facility had an annual base interest rate of 8%, with accrued interest payable monthly during the term of the 2017 Secured Loan Facility. Pursuant to the Second Amendment, the interest rate increased to LIBOR plus 9%. The Borrowers paid an upfront commitment fee equal to 1.0% of the full principal amount of the 2017 Secured Loan Facility and paid a funding fee equal to 1.0% of the amounts drawn under the 2017 Secured Loan Facility at the time such amounts were drawn. The Incremental Loans had an annual interest rate of 11%, with accrued interest payable monthly. No upfront or funding fees were paid in connection with the Incremental Loans or the Second Amendment.
The 2017 Secured Loan Facility and Incremental Loans were guaranteed by the Company and certain of its subsidiaries, and were secured by a first priority lien on 69 real properties owned by the 2017 Secured Loan Borrowers and Incremental Loan Borrowers and guarantors at inception of the 2017 Secured Loan Facility, and an additional seven real properties owned by the Incremental Loan Borrowers at inception of the Incremental Loans. In certain circumstances, the Lenders and the 2017 Secured Loan Borrowers, Incremental Loan Borrowers and Second Incremental Loan Borrowers were permitted to substitute one or more properties as collateral. To the extent permitted under other debt of the Company or its affiliates, the 2017 Secured Loan Facility was permitted to be prepaid at any time in whole or in part, without penalty or premium. The 2017 Secured Loan Borrowers were required to apply the net proceeds of the sale of any real property collateral for the 2017 Secured Loan Facility to repay the loan. The Company used proceeds of $20 million and $39 million to pay interest and a portion of the 2017 Secured Loan Facility during the 26 weeks ended August 4, 2018 and July 29, 2017, respectively, and $6 million to pay interest and a portion of the Incremental Loans during the 26 weeks ended August 4, 2018.
The 2017 Secured Loan Facility and Incremental Loans included certain representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral. The 2017 Secured Loan Facility and Incremental Loans had certain events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there was an event of default, the Lenders may have declared all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the 2017 Secured Loan Facility or Incremental Loan documents (including against the collateral), and required the 2017 Secured Loan Borrowers, Incremental Loan Borrowers or Second Incremental Loan Borrowers to pay a default interest rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%.
The carrying value of the 2017 Secured Loan Facility, net of the remaining debt issuance costs, was $446 million and $374 million at July 29, 2017 and February 3, 2018, respectively. The carrying value of the Incremental Loans, net of the remaining debt issuance costs, was $144 million at February 3, 2018. The Incremental Loans were included within short-term borrowings in the Condensed Consolidated Balance Sheets at February 3, 2018.
2016 Secured Loan Facility
On April 8, 2016, the Company, through Sears, Sears Development Co., Innovel, Big Beaver of Florida Development, LLC and Kmart Corporation (collectively, "2016 Secured Loan Borrowers"), entities wholly-owned and controlled, directly or indirectly by the Company, obtained a $500 million real estate loan facility (the "2016 Secured Loan Facility") from JPP, LLC, JPP II, LLC, and Cascade Investment, LLC (collectively, the "2016 Secured Loan Lenders"). JPP, LLC and JPP II, LLC are entities affiliated with ESL. The first $250 million of the 2016 Secured Loan Facility was funded on April 8, 2016 and the remaining $250 million was funded on April 22, 2016. The funds were used to reduce outstanding borrowings under the Company's asset-based revolving credit facility and for general corporate purposes. The 2016 Secured Loan Facility had an original maturity date of July 7, 2017. In May 2017, the Company reached an agreement to extend the maturity of $400 million of the 2016 Secured Loan Facility to January 2018, with options to further extend the maturity of the loan for up to an additional six months, to July 6, 2018, subject to the satisfaction of certain conditions and the payment of certain fees. On November 21, 2017, the Company notified the 2016 Secured Loan Lenders of its exercise of the first such option to extend the maturity to April 6, 2018, subject to the payment of an extension fee on January 8, 2018, which fee was paid on January 8, 2018. On February 5, 2018, the Company notified the 2016 Secured Loan Lenders of its exercise of the second such option to extend the maturity to July 6, 2018, subject to the payment of an extension fee on April 6,

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

2018, which fee was paid on April 6, 2018. The 2016 Secured Loan Facility was included within current portion of long-term debt in the Condensed Consolidated Balance Sheets at July 29, 2017 and February 3, 2018. The carrying value of the 2016 Secured Loan Facility, net of the remaining debt issuance costs, was $258 million and $251 million at July 29, 2017 and February 3, 2018, respectively. As noted above, on June 4, 2018, the Company repaid all loans outstanding under the 2016 Secured Loan Facility, and terminated the agreement.
The 2016 Secured Loan Facility had an annual base interest rate of 8%, with accrued interest payable monthly during the term of the 2016 Secured Loan Facility. The 2016 Secured Loan Borrowers paid an upfront commitment fee equal to 1.0% of the full principal amount of the 2016 Secured Loan Facility and paid a funding fee equal to 1.0% at the time such amounts were drawn. In connection with the May 2017 maturity extension, the Company paid a one-time extension fee equal to $8 million to the extending lenders.
The 2016 Secured Loan Facility was guaranteed by the Company and was originally secured by a first priority lien on 21 real properties owned by the 2016 Secured Loan Borrowers. The 2016 Secured Loan Facility included customary representations and warranties, indemnities and covenants, including with respect to the condition and maintenance of the real property collateral.
The 2016 Secured Loan Facility had customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings. If there is an event of default, the 2016 Secured Loan Lenders may have declared all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the 2016 Secured Loan Facility documents (including against the collateral), and required the 2016 Secured Loan Borrowers to pay a default interest rate equal to the greater of (i) 2.5% in excess of the base interest rate and (ii) the prime rate plus 1%. The 2016 Secured Loan Facility was permitted to be prepaid at any time in whole or in part, without penalty or premium. The 2016 Secured Loan Borrowers were required to apply the net proceeds of the sale of any real property collateral for the 2016 Secured Loan Facility to repay the loan. The Company used proceeds of $67 million and $238 million to pay interest and a portion of the 2016 Secured Loan Facility during the 26 weeks ended August 4, 2018 and July 29, 2017, respectively.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

On March 21, 2018, the Company, through the Borrowers, entered into a fifth amendment (the "Fifth Amendment") and a sixth amendment (the "Sixth Amendment") to the Amended Domestic Credit Agreement pursuant to which the Borrowers borrowed a $125 million FILO term loan (the "FILO Loan") and made certain other changes to the Amended Domestic Credit Agreement. The FILO Loan matures on July 20, 2020. The FILO Loan bears interest at a rate per annum equal to the Eurodollar Rate plus a margin of 8.50% (subject to a floor of 1.50%) (or a base rate plus a margin of 7.50%). The Borrowers are required to pay an early repayment premium of the greater of a make-whole through eight months and 3.00% in the event the FILO Loan is repaid within the first year, and 2.00% in the event the FILO Loan is repaid within the second year. The FILO Loan is guaranteed by the same guarantors and secured by the same assets as the existing loans under the Amended Domestic Credit Agreement, but ranks junior in right of recovery from the collateral relative to such existing loans. The Company paid a fee of 2.25% of the FILO Loan to the initial lenders of the FILO Loan. The initial lenders of the FILO Loan include JPP, LLC and JPP II, LLC, entities affiliated with ESL, and Benefit Street 2018 LLC, an entity affiliated with Thomas J. Tisch. The Company received approximately $122 million in net proceeds from the FILO Loan, which proceeds were using to reduce outstanding borrowings under our revolving credit facility. The carrying value of the FILO Loan, net of the remaining discount and debt issuance costs, was $122 million at August 4, 2018.
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
The Revolving Facility is in place as a funding source for general corporate purposes and is secured by a first lien on substantially all of our domestic inventory and credit card and pharmacy receivables, and is subject to a borrowing base formula to determine availability. The Revolving Facility is guaranteed by all domestic subsidiaries of Holdings that own inventory or credit card or pharmacy receivables. The Revolving Facility also permits aggregate second lien indebtedness of up to $2.0 billion, of which $1.1 billion in second lien indebtedness was outstanding at August 4, 2018, resulting in $0.9 billion of permitted second lien indebtedness, subject to limitations contained in our other outstanding indebtedness. If, through asset sales or other means, the value of the above eligible assets is not sufficient to support borrowings of up to the full amount of the commitments under this facility, we will not have full access to the facility, but rather could have access to a lesser amount determined by the borrowing base. Such a decline in the value of eligible assets also could result in our inability to borrow up to the full amount of second lien indebtedness permitted by the domestic credit facility, but rather we could be limited to borrowing a lesser amount determined by the borrowing base as calculated pursuant to the terms of such indenture.
The Term Loan bears interest at a rate equal to, at the election of the Borrowers, either LIBOR (subject to a 1.00% LIBOR floor) or a base rate, plus an applicable margin for LIBOR loans of 4.50% and for base rate loans of 3.50%. Currently, the Borrowers are required to repay the Term Loan in quarterly installments of $2.5 million, with the remainder of the Term Loan maturing January 20, 2019, subject to the right of the Borrowers to extend the maturity to July 20, 2019. Additionally, the Borrowers are required to make certain mandatory repayments of the Term Loan from excess cash flow (as defined in the Amended Domestic Credit Agreement). The Term Loan may be prepaid in whole or part without penalty. The Term Loan is secured by the same collateral as the Revolving Facility on a pari passu basis with the Revolving Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the Revolving Facility. At August 4, 2018, July 29, 2017 and February 3, 2018, respectively, we had borrowings of $98 million, $727 million and $400 million under the Term Loan, and carrying value, net of the remaining discount and debt issuance costs, of $94 million, $723 million and $391 million. The Company repaid the Term Loan during August 2018, resulting in no borrowings outstanding as of the date of this report. A portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the Term Loan during 2017.
Amounts borrowed pursuant to the 2016 Term Loan bear interest at a rate equal to LIBOR plus 750 basis points, subject to a 1.00% LIBOR floor. The Company received approximately $722 million in net proceeds from the 2016 Term Loan, which proceeds were used to reduce outstanding borrowings under its asset-based revolving credit facility. The 2016 Term Loan has a maturity date of July 20, 2020, which is the same maturity date as the Company's revolving credit facility commitments, and does not amortize. The 2016 Term Loan is subject to a prepayment

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

premium of 2% of the aggregate principal amount of the 2016 Term Loan prepaid on or prior to April 8, 2017 and 1% of the aggregate principal amount of the 2016 Term Loan prepaid after April 8, 2017 and on or prior to April 8, 2018. The obligations under the Amended Domestic Credit Agreement, including the 2016 Term Loan, are secured by a first lien on substantially all of the domestic inventory and credit card and pharmacy receivables of the Company and its subsidiaries and aggregate advances under the Amended Domestic Credit Agreement are subject to a borrowing base formula. The carrying value of the 2016 Term Loan, net of the remaining discount and debt issuance costs, was $561 million, $555 million and $559 million at August 4, 2018, July 29, 2017 and February 3, 2018, respectively. A portion of the proceeds received from the Craftsman Sale were also used to reduce outstanding borrowings under the 2016 Term Loan during 2017.
The Amended Domestic Credit Agreement limits our ability to make restricted payments, including dividends and share repurchases, subject to specified exceptions that are available if, in each case, no event of default under the credit facility exists immediately before or after giving effect to the restricted payment. These include exceptions that require that projected availability under the credit facility, as defined, to be at least 15%, exceptions that may be subject to certain maximum amounts and an exception that requires that the restricted payment is funded from cash on hand and not from borrowings under the credit facility. Further, the Amended Domestic Credit Agreement includes customary covenants that restrict our ability to make dispositions, prepay debt and make investments, subject, in each case, to various exceptions. The Amended Domestic Credit Agreement also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. As of August 4, 2018, our fixed charge ratio continues to be less than 1.0 to 1.0, and we are subject to these other requirements based on our availability. If availability under the domestic revolving credit facility were to fall below 10%, the Company would be required to test the fixed charge coverage ratio, and would not comply with the facility, and the lenders under the facility could demand immediate payment in full of all amounts outstanding and terminate their obligations under the facility. In addition, the domestic credit facility provides that in the event we make certain prepayments of indebtedness, for a period of one year thereafter we must maintain availability under the facility of at least 12.5%, and it prohibits certain other prepayments of indebtedness.
At August 4, 2018, July 29, 2017 and February 3, 2018, we had $660 million, $216 million and $271 million, respectively, of Revolving Facility borrowings and $120 million, $389 million and $377 million at August 4, 2018, July 29, 2017 and February 3, 2018, respectively, of letters of credit outstanding under the Revolving Facility. At August 4, 2018, July 29, 2017 and February 3, 2018, the amount available to borrow under the Revolving Facility was $98 million, $191 million and $69 million, respectively, which reflects the effect of the springing fixed charge coverage ratio covenant and the borrowing base limitation. The majority of the letters of credit outstanding are used to provide collateral for our insurance programs.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

some of which were to related parties. During 2018, the Company received an additional $70 million from the issuance of Line of Credit Loans from ESL. See Note 11 for further information. The proceeds were used for the repayment of indebtedness and general corporate purposes.
The Second Lien Credit Agreement was further amended on January 9, 2018. This amendment amended the borrowing base definition in the Second Lien Credit Agreement to increase the advance rate for inventory to 75% from 65% and also deferred the collateral coverage test for purposes of the mandatory repayment covenant in the Second Lien Credit Agreement such that no such mandatory repayment can be required until the end of the third quarter of 2018. In connection with the closing of the Exchange Offers, the Company also entered into an amendment to its Second Lien Credit Agreement. The amendment provides the Company with the option to pay interest on its outstanding $300 million principal amount Second Lien Term Loan in kind, and also provides that the Company's obligation under the term loan is convertible into common stock of the Company, on the same conversion terms as the New Senior Secured Notes (as defined below).
Following consummation of the Exchange Offers, the Company's obligations under the Second Lien Credit Agreement are secured on a pari passu basis with the Company’s obligations under that certain Indenture, dated as of March 20, 2018, pursuant to which the Company issued its New Senior Secured Notes. The collateral includes inventory, receivables and other related assets of the Company and its subsidiaries which are obligated on the Second Lien Term Loan and the New Senior Secured Notes. The Second Lien Credit Agreement is guaranteed by all domestic subsidiaries of the Company that guarantee the Company’s obligations under its existing Revolving Facility.
On July 5, 2018, the Company and the other parties thereto entered into a Fifth Amendment (the "Second Lien Credit Agreement Amendment") to the Second Lien Credit Agreement. The Second Lien Credit Agreement Amendment provides for the incurrence by the Company of approximately $45 million of alternative tranche line of credit loans (the "New Loans") in exchange for a like principal amount of the Company’s outstanding 6 5/8% Senior Secured Notes due 2018, which notes were canceled.
The New Loans mature on October 15, 2018, which was the same maturity date of the Old Senior Secured Notes (as defined below). Amounts outstanding under the New Loans may be prepaid at any time, subject to a make-whole prepayment premium. The New Loans bear interest at a rate equal to 6 5/8% per annum, which was the same rate as the Old Senior Secured Notes. Interest on the New Loans is payable from April 15, 2018 on the maturity date of the New Loans. The New Loans otherwise generally have similar terms to the existing loans under the Second Lien Credit Agreement; provided that the lenders under the New Loans benefit from certain additional covenants. The New Loans are guaranteed by SRAC, Kmart and the other subsidiaries of the Company that guarantee the existing loans under the Second Lien Credit Agreement and are secured by the same assets of the Company and its subsidiaries that secure the existing loans under the Second Lien Credit Agreement.
The Second Lien Credit Agreement includes representations and warranties, covenants and other undertakings, and events of default that are substantially similar to those contained in the Amended Domestic Credit Agreement. The Second Lien Credit Agreement requires the ABL Borrowers to prepay amounts outstanding under the Amended Domestic Credit Agreement and/or the Second Lien Credit Agreement in order to avoid a Collateral Coverage Event (as defined below). The carrying value of the Second Lien Term Loan, net of the remaining debt issuance costs, was $308 million, $293 million and $294 million at August 4, 2018, July 29, 2017 and February 3, 2018, respectively. The carrying value includes paid-in-kind interest of $12 million at August 4, 2018. The carrying value of the Line of Credit Loans, including the New Loans, was $570 million, $330 million and $500 million at August 4, 2018, July 29, 2017 and February 3, 2018, respectively.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
The carrying value of Old Senior Secured Notes, net of the remaining discount and debt issuance costs, was $89 million, $303 million and $303 million at August 4, 2018, July 29, 2017 and February 3, 2018, respectively. The carrying value of Old Senior Secured Notes is included within current portion of long-term debt in the Condensed Consolidated Balance Sheets at August 4, 2018.
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
The New Senior Secured Notes are guaranteed by certain subsidiaries of the Company and are secured by a security interest in the Collateral. The lien that secures the New Senior Secured Notes is junior in priority to the liens on such assets that secure obligations under the Amended Domestic Credit Agreement, as well as certain other first priority lien obligations, and senior to the lien on such assets that secure obligations under the Old Senior Secured Notes Indenture. The indenture under which the New Senior Secured Notes (the "New Senior Secured Notes Indenture") were issued contains restrictive covenants that, among other things, (1) limit the ability of the Company and certain of its domestic subsidiaries to create liens and enter into sale and leaseback transactions and (2) limit the ability of the Company to consolidate with or merge into, or sell other than for cash or lease all or substantially all of its assets

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

to, another person. The New Senior Secured Notes Indenture also provides for certain events of default, which, if any were to occur, would permit or require the principal and accrued and unpaid interest on all the then outstanding New Senior Secured Notes to be due and payable immediately. The New Senior Secured Notes Indenture also requires the Company to offer to repurchase all outstanding New Senior Secured Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if the borrowing base (as calculated pursuant to the indenture) falls below the principal value of the New Senior Secured Notes plus any other indebtedness for borrowed money that is secured by liens on the Collateral for two consecutive quarters or upon the occurrence of certain change of control triggering events. As of August 4, 2018, our borrowing base was below the above threshold, and if our borrowing base is below the above threshold at the end of our third quarter of 2018, it would trigger an obligation to repurchase or repay second lien debt, in an amount equal to the excess of our funded debt secured by liens on our inventory as of November 3, 2018 over the borrowing base.
The carrying value of New Senior Secured Notes, net of the remaining discount and debt issuance costs, was $175 million at August 4, 2018. The carrying value includes paid-in-kind interest of $6 million at August 4, 2018.
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
We accounted for the Old Senior Unsecured Notes in accordance with accounting standards applicable to distinguishing liabilities from equity and debt with conversion and other options. Accordingly, we allocated the proceeds received for the Old Senior Unsecured Notes based on the relative fair values of the Old Senior Unsecured Notes and warrants, which resulted in a discount to the notes of approximately $278 million. The fair value of the Old Senior Unsecured Notes and warrants was estimated based on quoted market prices for the same issues using Level 1 measurements as defined in Note 5 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. The discount is being amortized over the life of the Old Senior Unsecured Notes using the effective interest method with an effective interest rate of 11.55%. Approximately $24 million and $26 million of the discount was amortized during the 26 week periods ended August 4, 2018 and July 29, 2017, respectively. The remaining discount was approximately $71 million, $169 million and $140 million at August 4, 2018, July 29, 2017 and February 3, 2018, respectively. The carrying value of the Old Senior Unsecured Notes, net of the remaining discount and debt issuance costs, was approximately $340 million, $454 million and $483 million at August 4, 2018, July 29, 2017 and February 3, 2018, respectively.
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
The Company allocated $45 million of the remaining discount from the Old Senior Unsecured Notes to the New Senior Unsecured Notes. Approximately $8 million of the discount was amortized during the 26 week period ended August 4, 2018. The remaining discount was approximately $37 million at August 4, 2018. The carrying value of the New Senior Unsecured Notes, net of the remaining discount and debt issuance costs, was approximately $185 million at August 4, 2018. The carrying value includes paid-in-kind interest of $9 million at August 4, 2018.
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
The issuers of the REMIC Securities and KCD Securities and the owners of these real estate and trademark assets are bankruptcy remote, special purpose entities that are indirect wholly-owned subsidiaries of Holdings. Cash flows received from rental streams and licensing fee streams paid by Sears, Kmart, other affiliates and third parties, are used for the payment of fees and interest on these securities, through the extinguishment of the REMIC Securities in March 2018. Since the inception of the REMIC and KCD IP, LLC, the REMIC Securities and the KCD Securities have been entirely held by our wholly-owned consolidated subsidiaries, through the extinguishment of the REMIC Securities in March 2018. At each of August 4, 2018, July 29, 2017 and February 3, 2018, the net book value of the securitized trademark rights was approximately $0.7 billion. The net book value of the securitized real estate assets was approximately $0.6 billion and $0.5 billion at July 29, 2017 and February 3, 2018, respectively.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 3—STORE CLOSING CHARGES, SEVERANCE COSTS, IMPAIRMENTS AND REAL ESTATE TRANSACTIONS
Store Closings and Severance
We closed five stores in our Kmart segment and 24 stores in our Sears Domestic segment during the 13 week period ended August 4, 2018, and 72 stores in our Kmart segment and 65 stores in our Sears Domestic segment during the 26 week period ended August 4, 2018. An additional 43 stores in our Kmart segment and 106 stores in our Sears Domestic segment will close during the second half of 2018 that we previously announced would close.
We closed 14 stores in our Kmart segment and seven stores in our Sears Domestic segment during the 13 week period ended July 29, 2017, and 125 stores in our Kmart segment and 51 stores in our Sears Domestic segment during the 26 week period ended July 29, 2017.
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer intend to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any estimated sublease income. We expect to record additional charges of approximately $75 million during 2018 related to stores that we had previously made the decision to close, but have not yet closed.
Store closing costs and severance recorded for the 13- and 26- week periods ended August 4, 2018 and July 29, 2017 were as follows:

millions	Markdowns(1)	Severance Costs(2)	Lease Termination Costs(2)	Other Charges(2)	Impairment and Accelerated Depreciation(3)	Total Store Closing Costs
Kmart	$17	$1	$(7)	$2	$—	$13
Sears Domestic	26	10	9	6	10	61
Total for the 13 week period ended August 4, 2018	$43	$11	$2	$8	$10	$74

Kmart	$68	$8	$(18)	$10	$4	$72
Sears Domestic	21	23	10	6	4	64
Total for the 13 week period ended July 29, 2017	$89	$31	$(8)	$16	$8	$136

Kmart	$14	$2	$22	$3	$1	$42
Sears Domestic	38	13	40	8	13	112
Total for the 26 week period ended August 4, 2018	$52	$15	$62	$11	$14	$154

Kmart	$78	$13	$(2)	$13	$5	$107
Sears Domestic	26	34	35	7	9	111
Total for the 26 week period ended July 29, 2017	$104	$47	$33	$20	$14	$218
_____________

(1)	Recorded within cost of sales, buying and occupancy in the Condensed Consolidated Statements of Operations.

(2)
Recorded within selling and administrative in the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves for which the lease agreement has been terminated and the reversal of deferred rent balances related to closed stores.

(3)	Recorded within depreciation and amortization in the Condensed Consolidated Statements of Operations.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Store closing costs and severance accruals of $246 million, $228 million and $261 million at August 4, 2018, July 29, 2017 and February 3, 2018 respectively, were as shown in the table below. Store closing accruals included $123 million, $128 million and $126 million within other current liabilities and $123 million, $100 million and $135 million within other long-term liabilities in the Condensed Consolidated Balance Sheets at August 4, 2018, July 29, 2017, and February 3, 2018, respectively.

millions	Severance Costs	Lease Termination Costs	Other Charges	Total
Balance at July 29, 2017	$48	$162	$18	$228
Store closing costs	36	109	12	157
Store closing capital lease obligations	—	8	—	8
Payments/utilizations	(35)	(79)	(18)	(132)
Balance at February 3, 2018	49	200	12	261
Store closing costs	15	72	11	98
Payments/utilizations	(29)	(69)	(15)	(113)
Balance at August 4, 2018	$35	$203	$8	$246
Long-Lived Assets and Indefinite-Lived Intangible Assets
In accordance with accounting standards governing the impairment or disposal of long-lived assets, we performed an impairment test of certain of our long-lived assets due to events and changes in circumstances during the 13- and 26- week periods ended August 4, 2018 that indicated an impairment might have occurred. As a result of impairment testing, the Company recorded impairment charges of $8 million, which was recorded within the Sears Domestic segment during the 13 week period ended August 4, 2018, and $22 million, of which $16 million and $6 million were recorded within the Sears Domestic and Kmart segments, respectively, during the 26 week period ended August 4, 2018.
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
In our quarterly report on Form 10-Q filed for the first quarter of 2018, the Company disclosed that impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including changes that occur as a result of the formal process of the Special Committee to explore the sale of the Sale Assets. On August 14, 2018, the Special Committee received a non-binding proposal from ESL to acquire the Kenmore brand and related assets for $400 million, which is below the carrying value of the Kenmore trade name at August 4, 2018. The Special Committee is evaluating the non-binding proposal, and potentially other proposals, as part of its formal process. In addition to receipt of the non-binding proposal, due to the decline in revenues Kenmore experienced in the first half of 2018, we determined indications of potential impairment exist with respect to the Kenmore trade name and accordingly performed an impairment assessment. The fair value determined as a result of our impairment assessment was derived using the relief from royalty method, which is a specific application of the discounted-cash-flow method, which is a form of the income approach. The relief from royalty method requires inputs considered level 3 under the fair value hierarchy and assumptions related to projected revenues; assumed royalty rates that could be payable if the Company did not own the asset; and a discount rate. These estimates include assumptions that are based on historical data, management forecasts, and a variety of external sources. As a result of our impairment assessment, we recorded an impairment charge related to the Kenmore trade name of $69 million during the 13- and 26- week periods ended August 4, 2018. The impairment is recorded within the Sears Domestic segment and included within impairment charges on our Condensed Consolidated Statement of Operations.
Further indefinite-lived intangible impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry,

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

deterioration in our performance or our future projections, if actual results are not consistent with our estimates and assumptions used in the analysis, or changes in our plans for one or more indefinite-lived intangible assets, including changes that occur as a result of the formal process of the Special Committee to explore the sale of the Sale Assets, such as if the Special Committee were to accept an offer for the acquisition of the Kenmore trade name at a price less than its carrying value. Further, our business is seasonal in nature, and we generate a higher portion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. The intangible asset impairment analysis is particularly sensitive to changes in the projected revenue growth rate and the assumed weighted-average cost of capital. Changes to these key assumptions could result in revisions of management’s estimates of the fair value of the indefinite-lived intangible assets and could result in impairment charges in the future, which could be material to our results of operations. We will continue to monitor for such changes in facts or circumstances, which may be indicators of potential impairment triggers, and may result in impairment charges in the future, which could be material to our results of operations.
Gain on Sales of Assets
We recognized $268 million and $1.1 billion in gains on sales of assets during the 26 weeks ended August 4, 2018 and July 29, 2017, respectively, which were primarily a result of several real estate transactions. Real estate transactions in 2018 included properties that served as collateral for our real estate facilities for which proceeds of $316 million were used to pay interest and a portion of the Secured Loan, Term Loan Facility, 2016 Secured Loan Facility, 2017 Secured Loan Facility, Incremental Loans and Consolidated Secured Loan Facility. Real estate transactions in 2017 included properties that served as collateral for our real estate facilities for which proceeds of $277 million were used to pay interest and a portion of the 2016 Secured Loan Facility and 2017 Secured Loan Facility. Gains in 2017 also included a gain of $492 million in connection with the Craftsman Sale, which is further described in Note 1.
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
In connection with the Seritage transaction and JV transactions, Holdings entered into agreements with Seritage and the JVs under which Holdings initially leased 255 of the properties (the "Master Leases"), with the remaining properties being leased by Seritage to third parties. Holdings has closed 39 stores pursuant to recapture notices from Seritage or the JVs and 65 stores pursuant to lease terminations. An additional 33 stores will close in 2018 pursuant to lease terminations and recapture notices. Also, in July 2017, Seritage sold a 50% joint venture interest in five of the properties and Holdings will pay rent to the new landlord.
We accounted for the Seritage transaction and JV transactions in accordance with accounting standards applicable to real estate sales and sale-leaseback transactions. We determined that the Seritage and JV transactions qualify for sales recognition and sale-leaseback accounting, with the exception of four properties for which we had continuing involvement as a result of an obligation to redevelop the stores for a third-party tenant and pay rent on behalf of the third-party tenant until it commenced rent payments to the JVs.
With the exception of the four properties that had continuing involvement, in accordance with accounting standards related to sale-leaseback transactions, Holdings recognized any loss on sale immediately, any gain on sale in excess of the present value of minimum lease payments immediately, and any remaining gain was deferred and will be

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
During the 13- and 26- weeks ended August 4, 2018, respectively, Holdings recorded gains of $28 million and $68 million related to recapture and termination activity in connection with REIT properties and JV properties. During the 13- and 26- weeks ended July 29, 2017, respectively, Holdings recorded gains of $36 million and $78 million related to recapture and termination activity in connection with REIT properties and JV properties. The Master Leases provide Seritage and the JVs rights to recapture 100% of certain stores. The Master Leases also provide Seritage and the JVs a recapture right with respect to approximately 50% of the space within the stores at the REIT properties and JV properties (subject to certain exceptions), in addition to all of the automotive care centers, all outparcels or outlots, and certain portions of parking areas and common areas, except as set forth in the Master Leases, for no additional consideration. As space is recaptured pursuant to the recapture right, Holdings' obligation to pay rent is reduced proportionately. Accordingly, Holdings recognizes gains equal to the unamortized portion of the gain that had previously been deferred which exceeds the present value of minimum lease payments, as reduced due to recapture activity. The Master Leases also provide Holdings certain rights to terminate the Master Leases with respect to REIT properties or JV properties that cease to be profitable for operation. In order to terminate the Master Lease for a certain property, Holdings must make a payment to Seritage or the JV of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property. The Company recognizes the corresponding expenses for termination payments to Seritage when we notify Seritage of our intention to terminate the leases and the stores are announced for closure. We recorded expense of $9 million and $20 million for termination payments to Seritage during the 13- and 26- weeks ended August 4, 2018, respectively, and $24 million during the 26 weeks ended July 29, 2017, of which $9 million and $24 million was reported as amounts payable to Seritage at August 4, 2018 and July 29, 2017, respectively.
Holdings also recorded immediate gains of $40 million during 2017, of which $17 million and $40 million was recorded during the 13- and 26- weeks ended July 29, 2017, respectively, for the amount of gains on sale in excess of the present value of minimum lease payments for two of the properties that were previously accounted for as financing transactions. As the redevelopment at the stores had been completed and the third-party tenant had commenced rent payments to the JVs, the Company determined that the continuing involvement no longer existed and that the properties qualified for sales recognition and sale-leaseback accounting.
Sale-Leaseback Financing Transactions
Holdings received cash proceeds for sale-leaseback financing transactions of $130 million and $89 million during the 26 weeks ended August 4, 2018 and July 29, 2017, respectively. We accounted for the other transactions as financing transactions in accordance with accounting standards applicable to sale-leaseback transactions as a result of other forms of continuing involvement, including an earn-out provision and the requirement to prepay rent for one year. Accordingly, Holdings recorded a sale-leaseback financing obligation of $347 million, $230 million and $247 million at August 4, 2018, July 29, 2017 and February 3, 2018, respectively, which is classified as a long-term sale-leaseback financing obligation in the Condensed Consolidated Balance Sheets. The sale-leaseback financing obligation related to the four properties that had continuing involvement decreased to $70 million at February 3, 2018 as two of the properties qualified for sales recognition and sale-leaseback accounting as further described above. Additionally, Holdings recorded immediate gains of $21 million during the 26 weeks ended August 4, 2018 for three properties that were previously accounted for as financing transactions as the leaseback ended and it was determined that sales recognition was appropriate. We continued to report real property assets of $100 million, $62 million and $66 million at August 4, 2018, July 29, 2017 and February 3, 2018, respectively, in our Condensed Consolidated Balance Sheets, which are included in our Sears Domestic segment.
Other Real Estate Transactions
In addition to the Seritage transaction, JV transactions and other sale-leaseback financing transactions described above, we recorded gains on the sales of assets for other significant items described as follows.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

During the 13 week period ended August 4, 2018, we recorded gains on the sales of assets of $48 million recognized on the sale or amendment and lease termination of 16 Sears Full-line stores and two non-retail locations in our Sears Domestic segment for which we received $116 million cash proceeds. During the 13 week period ended August 4, 2018, we also recorded gains on the sales of assets of $23 million recognized on the sale or amendment and lease termination of three Kmart stores in our Kmart segment for which we received $33 million cash proceeds.
During the 26 week period ended August 4, 2018, we recorded gains on the sales of assets of $117 million recognized on the sale or amendment and lease termination of 25 Sears Full-line stores and six non-retail locations in our Sears Domestic segment for which we received $227 million cash proceeds. During the 26 week period ended August 4, 2018, we also recorded gains on the sales of assets of $40 million recognized on the sale or amendment and lease termination of 12 Kmart stores in our Kmart segment for which we received $51 million cash proceeds.
During the 13 week period ended July 29, 2017, we recorded gains on the sales of assets of $250 million recognized on the sale or amendment and lease termination of nine Sears Full-line stores in our Sears Domestic segment for which we received $276 million cash proceeds. During the 13 week period ended July 29, 2017, we also recorded gains on the sales of assets of $12 million recognized on the sale or amendment and lease termination of one Kmart store in our Kmart segment for which we received $20 million cash proceeds.
During the 26 week period ended July 29, 2017, we recorded gains on the sales of assets of $346 million recognized on the sale or amendment and lease termination of 12 Sears Full-line stores in our Sears Domestic segment for which we received $380 million cash proceeds. During the 26 week period ended July 29, 2017, we also recorded gains on the sales of assets of $40 million recognized on the sale or amendment and lease termination of two Kmart stores in our Kmart segment for which we received $48 million cash proceeds.
Certain sales of our properties had leaseback arrangements. We determined that the transactions with leaseback arrangements qualify for sales recognition and sale-leaseback accounting. In accordance with accounting standards related to sale-leaseback transactions, Holdings recognized any loss on sale immediately, any gain on sale in excess of the present value of minimum lease payments immediately, and any remaining gain was deferred and will be recognized in proportion to the related rent expense over the lease term. At August 4, 2018, July 29, 2017 and February 3, 2018, respectively, $161 million, $156 million and $138 million of the deferred gain on sale-leaseback is classified as current within other current liabilities, and $305 million, $455 million and $362 million is classified as long-term deferred gain on sale-leaseback in the Condensed Consolidated Balance Sheets. For the other transactions, we determined that we have surrendered substantially all of our rights and obligations, and, therefore, immediate gain recognition is appropriate.
Holdings recorded rent expense at properties with leaseback arrangements that have deferred gains of $14 million and $22 million within cost of sales, buying and occupancy in the Condensed Consolidated Statements of Operations for the 13 week periods ended August 4, 2018 and July 29, 2017, respectively, and $30 million and $44 million for the 26 week periods ended August 4, 2018 and July 29, 2017, respectively. Rent expense consisted of straight-line rent expense offset by amortization of deferred gain on sale-leaseback, as shown in the tables below.

	13 Weeks Ended August 4, 2018			13 Weeks Ended July 29, 2017
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Straight-line rent expense	$5	$25	$30	$5	$36	$41
Amortization of deferred gain on sale-leaseback	(3)	(13)	(16)	(2)	(17)	(19)
Rent expense	$2	$12	$14	$3	$19	$22

	26 Weeks Ended August 4, 2018			26 Weeks Ended July 29, 2017
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Straight-line rent expense	$9	$55	$64	$11	$73	$84
Amortization of deferred gain on sale-leaseback	(5)	(29)	(34)	(6)	(34)	(40)
Rent expense	$4	$26	$30	$5	$39	$44

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 4—EQUITY
Loss per Share
The following table sets forth the components used to calculate basic and diluted loss per share attributable to Holdings' shareholders.

	13 Weeks Ended		26 Weeks Ended
millions, except loss per share	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Basic weighted average shares	108.5	107.3	108.3	107.2
Diluted weighted average shares	108.5	107.3	108.3	107.2

Net loss attributable to Holdings' shareholders	$(508)	$(250)	$(932)	$(5)

Loss per share attributable to Holdings' shareholders:
Basic	$(4.68)	$(2.33)	$(8.61)	$(0.05)
Diluted	$(4.68)	$(2.33)	$(8.61)	$(0.05)
Accumulated Other Comprehensive Loss
The following table displays the components of accumulated other comprehensive loss:

millions	August 4, 2018	July 29, 2017	February 3, 2018
Pension and postretirement adjustments (net of tax of $(198), $(225), and $(225), respectively)	$(817)	$(1,372)	$(1,071)
Currency translation adjustments (net of tax of $0 for all periods presented)	(1)	(2)	(1)
Accumulated other comprehensive loss	$(818)	$(1,374)	$(1,072)
Pension and postretirement adjustments relate to the net actuarial loss on our pension and postretirement plans recognized as a component of accumulated other comprehensive loss.
Income Tax Expense Allocated to Each Component of Other Comprehensive Income
Income tax expense allocated to each component of other comprehensive income was as follows:

	13 Weeks Ended August 4, 2018			13 Weeks Ended July 29, 2017
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$245	$(27)	$218	$127	$—	$127
Currency translation adjustments	(1)	—	(1)	—	—	—
Total other comprehensive income	$244	$(27)	$217	$127	$—	$127

	26 Weeks Ended August 4, 2018			26 Weeks Ended July 29, 2017
millions	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Other comprehensive income
Pension and postretirement adjustments(1)	$281	$(27)	$254	$177	$—	$177
Currency translation adjustments	—	—	—	1	—	1
Total other comprehensive income	$281	$(27)	$254	$178	$—	$178

(1)	Included in the computation of net periodic benefit expense. See Note 5 to the Condensed Consolidated Financial Statements.

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

	13 Weeks Ended		26 Weeks Ended
millions	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Components of net periodic expense:
Interest cost	$37	$45	$74	$98
Expected return on plan assets	(41)	(46)	(81)	(103)
Amortization of experience losses(1)	142	247	178	297
Net periodic expense	$138	$246	$171	$292
(1) Amortization of the experiences losses for the 13- and 26- weeks ended August 4, 2018 includes $108 million as a result of the lump sum settlement described below. Amortization of experience losses for the 13- and 26- weeks ended July 29, 2017 includes $200 million as a result of the pension annuity purchase described below.
Contributions
During the 13- and 26- week periods ended August 4, 2018, we made total contributions of $57 million and $343 million, respectively, to our pension and postretirement plans, including amounts contributed from the escrow created pursuant to the PPPFA. During the 13- and 26- week periods ended July 29, 2017, we made total contributions of $65 million and $134 million, respectively, to our pension and postretirement plans. We anticipate making aggregate contributions to our defined benefit and postretirement plans of approximately $219 million over the remainder of 2018. As discussed in Note 1, the Company agreed to grant the PBGC a lien on, and subsequently contribute to the Company's pension plans, the Craftsman Receivable. During the second quarter of 2017, we sold the Craftsman Receivable to a third-party purchaser, and deposited the proceeds into an escrow for the benefit of our pension plans. We subsequently contributed a portion of the proceeds received from the sale of the Craftsman Receivable to our pension plans, which contribution was credited against the Company's minimum pension funding obligations in 2017. Under our agreement with the PBGC, the remaining proceeds will also be contributed to our pension plans, and when so contributed, will be fully credited against the Company's minimum pension funding obligations in 2018 and 2019.
The Company also agreed to grant a lien to the PBGC on the 15-year income stream relating to new Stanley Black & Decker sales of Craftsman products, and agreed to contribute the payments from Stanley Black & Decker under such income stream to the Company's pension plans, with such payments to be credited against the Company's minimum pension funding obligations starting no later than five years from the closing date. The Company also agreed to grant the PBGC a lien on $100 million of real estate assets to secure the Company's minimum pension obligations through the end of 2019, which were released from the ring-fence arrangement in August 2018 in exchange for a contribution of $32 million into an escrow for the benefit of our pension plans.
In November 2017, the Company announced an amendment to the PPPFA that allowed the Company to pursue the monetization of 138 of our properties that were subject to a ring-fence arrangement created under the PPPFA. In March 2018, the Company closed on the Secured Loan and the Mezzanine Loan, which transactions released the properties from the ring-fence arrangement. The Company contributed approximately $282 million of the proceeds of such loans to our pension plans, and deposited $125 million into an escrow for the benefit of our pension plans. Under our agreement with the PBGC, the escrowed amount will also be contributed to our pension plans and, when so contributed, will be fully credited against the Company’s minimum pension funding obligations in 2018 and 2019 described above. Following such transactions, the Company has been relieved of contributions to our pension plans for approximately two years (other than the contributions from escrow described above and a $20 million

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

supplemental payment made during the second quarter of 2018). The ultimate amount of pension contributions could be affected by factors such as changes in applicable laws, as well as financial market and investment performance and demographic changes.
Pension Plan Settlements
Effective April 27, 2018, the Company amended its domestic pension plans, primarily related to lump sum benefit eligibility, and began notifying certain former employees of the Company of its offer to pay those employees' pension benefit in a lump sum. Former employees eligible for the voluntary lump sum payment option are generally those who are vested traditional formula participants of Plan 1 and Plan 2 who terminated employment prior to January 1, 2018, and who have not yet started receiving monthly payments of their pension benefits. The Company offered the one-time voluntary lump sum window in an effort to reduce its long-term pension obligations and ongoing annual pension expense. This voluntary offer was made to approximately 12,000 eligible terminated vested participants representing approximately $550 million of the Company's total qualified pension plan liabilities. Eligible participants had until July 1, 2018 to make their election. The Company made payments of approximately $315 million and $28 million to employees who made the election and funded the payments from existing assets of Plan 1 and Plan 2, respectively. The lump sum offer resulted in a non-cash charge of $108 million for losses previously accumulated in other comprehensive income (loss), which were recognized through the statement of operations immediately upon settlement during the 13 week period ending August 4, 2018.
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
NOTE 6—INCOME TAXES
We had gross unrecognized tax benefits of $135 million at August 4, 2018, $153 million at July 29, 2017 and $130 million at February 3, 2018. Of the amount at August 4, 2018, $107 million would, if recognized, impact our effective tax rate, with the remaining amount being comprised of unrecognized tax benefits related to gross temporary differences or any other indirect benefits. During the 13- and 26- weeks ended August 4, 2018, gross unrecognized tax benefits increased by $3 million and $5 million, respectively, due to state activity. During the 13- and 26- weeks ended July 29, 2017, gross unrecognized tax benefits increased by $3 million and $11 million, respectively, due to state activity. We expect that our unrecognized tax benefits could decrease by as much as $9 million over the next 12 months for tax audit settlements and the expiration of the statute of limitations for certain jurisdictions.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. At August 4, 2018, July 29, 2017 and February 3, 2018, the total amount of interest and penalties included in our tax accounts in our Condensed Consolidated Balance Sheet was $57 million ($45 million net of federal benefit), $67 million ($44 million net of federal benefit) and $51 million ($40 million net of federal benefit), respectively. The total amount of net interest expense (net of federal benefit) recognized as part of income tax expense in our Condensed Consolidated Statements of Operations was $2 million for each of the 13 weeks ended August 4, 2018 and July 29, 2017, and $4 million for each of the 26 week periods ended August 4, 2018 and July 29, 2017.
We file income tax returns in both the United States and various foreign jurisdictions. The U.S. Internal Revenue Service ("IRS") has completed its examination of all federal tax returns of Holdings through the 2009 return, and all matters arising from such examinations have been resolved. In addition, Holdings and Sears are under examination

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income ("OCI"). An exception is provided in the authoritative accounting guidance when there is income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from pension and other postretirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the second quarter ended August 4, 2018, the Company recorded a tax expense of $27 million in OCI related to the gain on pension and other postretirement benefits, and recorded a corresponding tax benefit of $27 million in continuing operations.
The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax accounting income. As such, for the 13 weeks ended August 4, 2018 and July 29, 2017, our effective income tax rates were a benefit of 3.6% and an expense of 4.2%, respectively, and for the 26 weeks ended August 4, 2018 and July 29, 2017, our effective tax rates were a benefit of 1.1% and 92.5%, respectively. Our tax rate continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. The 2018 rate reflects the impacts of the valuation allowance release through continuing operations creating a tax benefit with the offsetting tax expense reflected in OCI as discussed earlier, a tax benefit on the deferred taxes related to the partial impairment of the Kenmore trade name, and the Tax Cuts and Jobs Act, including the federal rate of 21%, the effect of taxes on foreign earnings and changes to previously deductible expenses. In addition, the 13- and 26- weeks ended August 4, 2018 were positively impacted by the reversal of deferred taxes related to indefinite-life assets associated with property sales and negatively impacted by foreign branch taxes and state income taxes. During the first quarter of 2017, the Company realized a significant tax benefit on the reversal of deferred taxes related to the Craftsman Sale.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the "Tax Act"). The Tax Act made broad and complex changes to the U.S. tax code that will affect our years ending February 3, 2018 and February 2, 2019, including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21%, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (3) various other miscellaneous changes that are effective in 2017. With the lower U.S. federal corporate rate effective beginning January 1, 2018, our U.S. federal corporate tax rate for 2017 was a blended rate of 33.717% and for 2018 is the statutory rate of 21%.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

In addition to the 21% reduced federal corporate tax rate, the Tax Act also established new laws that will affect 2018, including, but not limited to, (1) the creation of the base erosion anti-abuse tax ("BEAT"), a new minimum tax; (2) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (3) a new provision designed to tax global intangible low-taxed income ("GILTI"); (4) a new limitation on deductible interest expense; (5) limitations on the deductibility of certain executive compensation; (6) limitations on the use of foreign tax credits ("FTCs") to reduce the U.S. income tax liability; and (7) limitations on net operating losses ("NOLs") generated in tax years beginning after December 31, 2017, to 80% of taxable income with indefinite carryovers.
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
For various reasons discussed below, our accounting for the following elements of the Tax Act is incomplete as of the year ending February 3, 2018 and the second quarter of 2018. We will continue to refine our calculations as additional analysis is completed. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:
Reduction of U.S. federal corporate tax rate: As a result of the reduced corporate rate, our deferred tax assets, liabilities, and valuation allowance decreased. Further, as we had a net deferred tax liability after valuation allowance, these decreases resulted in a deferred income tax benefit of $222 million for the year ended February 3, 2018. While we were able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analysis related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and state tax effect of adjustments made to federal temporary differences. We have not adjusted our provisional tax benefit of $222 million recorded at February 3, 2018 as of the second quarter of 2018.
Valuation Allowances: The Company assessed whether its valuation allowance analyses are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, new categories of FTC’s, and other miscellaneous provisions of the Tax Act), any corresponding determination of the need for a change in a valuation allowance is also provisional. We have not adjusted our provisional net tax benefit of $270 million at February 3, 2018 as of the second quarter of 2018.
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
Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of accounting standards applicable to income taxes. In accordance with accounting standards applicable to income taxes, we are allowed to make an accounting policy choice of (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or (2) factoring such amounts into a company’s measurement of its deferred taxes (the "deferred method"). We selected the period cost method in the year ending February 3, 2018. We have estimated that our GILTI tax for the year ending February 2, 2019 will be $3 million and have included it in our annual effective tax rate ("AETR")

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

calculation. While the estimated GILTI inclusion will increase our taxable income by $12.4 million, it results in no income tax payable due to the utilization of NOL attributes of $3 million with a valuation allowance release of the same amount. We will continue to refine our calculations throughout 2018.
Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax ("Transition Tax") is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-86 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $6 million and a provisional withholding tax obligation of $11 million at February 3, 2018. As a result of our valuation allowance on NOLs, only the $11 million withholding tax obligation resulted in a current tax expense. While we are continuing to gather additional information to more precisely compute the amount of the Transition Tax, we did not adjust our estimate of the provisional Transition Tax as of the second quarter of fiscal 2018.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	13 Weeks Ended August 4, 2018
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$242	$1,196	$1,438
Apparel and Soft Home	307	400	707
Food and Drug	281	2	283
Total merchandise sales	830	1,598	2,428
Services and other
Services	1	406	407
Other	9	338	347
Total services and other	10	744	754
Total revenues	840	2,342	3,182
Costs and expenses
Cost of sales, buying and occupancy - merchandise sales	679	1,376	2,055
Cost of sales and occupancy - services and other	1	424	425
Total cost of sales, buying and occupancy	680	1,800	2,480
Selling and administrative	192	672	864
Depreciation and amortization	9	57	66
Impairment charges	—	77	77
Gain on sales of assets	(25)	(78)	(103)
Total costs and expenses	856	2,528	3,384
Operating loss	$(16)	$(186)	$(202)
Total assets	$1,619	$5,318	$6,937
Capital expenditures	$8	$10	$18

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	13 Weeks Ended July 29, 2017
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$426	$1,521	$1,947
Apparel and Soft Home	511	462	973
Food and Drug	493	1	494
Total merchandise sales	1,430	1,984	3,414
Services and other
Services	1	476	477
Other	11	376	387
Total services and other	12	852	864
Total revenues	1,442	2,836	4,278
Costs and expenses
Cost of sales, buying and occupancy - merchandise sales	1,161	1,654	2,815
Cost of sales and occupancy - services and other	1	490	491
Total cost of sales, buying and occupancy	1,162	2,144	3,306
Selling and administrative	323	800	1,123
Depreciation and amortization	14	69	83
Impairment charges	3	2	5
Gain on sales of assets	(79)	(301)	(380)
Total costs and expenses	1,423	2,714	4,137
Operating income	$19	$122	$141
Total assets	$2,019	$6,348	$8,367
Capital expenditures	$3	$16	$19

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	26 Weeks Ended August 4, 2018
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$441	$2,257	$2,698
Apparel and Soft Home	607	761	1,368
Food and Drug	571	3	574
Total merchandise sales	1,619	3,021	4,640
Services and other
Services	2	783	785
Other	16	632	648
Total services and other	18	1,415	1,433
Total revenues	1,637	4,436	6,073
Costs and expenses
Cost of sales, buying and occupancy - merchandise sales	1,320	2,634	3,954
Cost of sales and occupancy - services and other	4	808	812
Total cost of sales, buying and occupancy	1,324	3,442	4,766
Selling and administrative	443	1,327	1,770
Depreciation and amortization	18	115	133
Impairment charges	6	85	91
Gain on sales of assets	(65)	(203)	(268)
Total costs and expenses	1,726	4,766	6,492
Operating loss	$(89)	$(330)	$(419)
Total assets	$1,619	$5,318	$6,937
Capital expenditures	$16	$16	$32

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	26 Weeks Ended July 29, 2017
millions	Kmart	Sears Domestic	Sears Holdings
Merchandise sales
Hardlines	$792	$2,949	$3,741
Apparel and Soft Home	1,024	931	1,955
Food and Drug	1,045	2	1,047
Total merchandise sales	2,861	3,882	6,743
Services and other
Services	2	944	946
Other	26	762	788
Total services and other	28	1,706	1,734
Total revenues	2,889	5,588	8,477
Costs and expenses
Cost of sales, buying and occupancy - merchandise sales	2,341	3,253	5,594
Cost of sales and occupancy - services and other	5	975	980
Total cost of sales, buying and occupancy	2,346	4,228	6,574
Selling and administrative	715	1,629	2,344
Depreciation and amortization	27	143	170
Impairment charges	8	12	20
Gain on sales of assets	(676)	(445)	(1,121)
Total costs and expenses	2,420	5,567	7,987
Operating income	$469	$21	$490
Total assets	$2,019	$6,348	$8,367
Capital expenditures	$9	$32	$41

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 8—SUPPLEMENTAL FINANCIAL INFORMATION
Other long-term liabilities at August 4, 2018, July 29, 2017 and February 3, 2018 consisted of the following:

millions	August 4, 2018	July 29, 2017	February 3, 2018
Self-insurance reserves	351	533	491
Other	419	459	444
Total	$770	$992	$935
The Company accounted for the Insurance Transaction in accordance with accounting standards applicable to extinguishment of liabilities. The Company determined that it has been legally released from being the primary obligor under certain workers' compensation and auto per occurrence deductible losses. Accordingly, we accounted for the Insurance Transaction as an extinguishment, and de-recognized the related self-insurance reserves and recognized a loss of $27 million, for the difference between the cash paid and the carrying value of related self-insurance reserves, within selling and administrative in the Condensed Consolidated Statement of Operations for the 26 week period ended August 4, 2018.
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
The table below shows activity related to unearned revenues for service contracts, which are recorded within current and long-term unearned revenues in the Condensed Consolidated Balance Sheets. During the 26 weeks ended August 4, 2018, the Company recognized revenues of $347 million that were included within unearned revenues at February 3, 2018. During the 26 weeks ended July 29, 2017, the Company recognized revenues of $401 million that were included within unearned revenues at January 28, 2017. The Company expects to recognize revenue of $560 million within the next 12 months and $480 million of revenue thereafter and has accordingly included these amounts within current and long-term unearned revenues, respectively.

millions	Unearned Revenues
Balance at July 29, 2017	$1,219
Sales of service contracts	325
Revenue recognized on existing service contracts	(430)
Balance at February 3, 2018	1,114
Sales of service contracts	310
Revenue recognized on existing service contracts	(384)
Balance at August 4, 2018	$1,040
Deferred acquisition costs included $41 million, $45 million and $41 million within prepaid expenses and other current assets and $133 million, $152 million and $141 million within other assets in the Condensed Consolidated Balance Sheets at August 4, 2018, July 29, 2017 and February 3, 2018, respectively. Amortization of deferred acquisition costs included within selling and administrative expense in the Condensed Consolidated Statements of Operations was $25 million and $27 million for the 13 week periods ended August 4, 2018 and July 29, 2017, respectively, and $51 million and $54 million for the 26 week periods ended August 4, 2018 and July 29, 2017, respectively.
During the second quarter of 2018, the Company identified an error in its footnote disclosures related to deferred acquisition costs. The amount of current and non-current deferred acquisition costs previously disclosed in the first quarter 2018 footnote were $145 million and $268 million as of February 3, 2018, respectively. The Company evaluated the materiality of the misstated footnote disclosure and concluded that it was immaterial to prior periods.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The Company has revised the disclosure of deferred acquisition costs at February 3, 2018 above, which had no impact on our condensed consolidated financial statements.
NOTE 9—LEGAL PROCEEDINGS
We are a defendant in several lawsuits containing class or collective action allegations in which the named plaintiffs are former associates who allege violations of various wage and hour laws under California law, including alleged misclassification, failure to pay for every hour worked, failure to pay for missed meal and rest periods, and other violations of the California Labor Code. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Further, certain of these proceedings are in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We also are a defendant in putative class action or representative lawsuits in California relating to alleged failure to comply with California laws pertaining to certain operational, marketing, and pricing practices. The California laws alleged to have been violated in each of these lawsuits provide the potential for significant statutory penalties. At this time, the Company is not able to either predict the outcome of these lawsuits or reasonably estimate a potential range of loss with respect to the lawsuits.
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
NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS
Compensation - Retirement Benefits
In August 2018, the FASB issued an accounting standards update which modifies disclosure requirements for defined benefit and postretirement plans. This update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The amendments in this update should be applied on a retrospective basis to all periods presented. We are currently evaluating the effect the update will have on our disclosures.
Fair Value Measurements
In August 2018, the FASB issued an accounting standards update which modifies disclosure requirements on fair value measurements. This update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. We are currently evaluating the effect the update will have on our disclosures.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued an accounting standards update which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We are currently evaluating the effect the update will have on our consolidated financial statements.
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
Compensation - Retirement Benefits
In March 2017, the FASB issued an accounting standards update which requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in the update must be applied retrospectively. The Company adopted the update in the first quarter of 2018. The adoption of the new standard reduced selling and administrative and increased other loss in the Condensed Consolidated Statements of Operations by $246 million and $292 million for the 13- and 26- weeks ended July 29, 2017, respectively.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued accounting standards updates which address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. These updates were effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in the update must be applied using a retrospective transition method to each period presented. The Company adopted the update in the first quarter of 2018. The adoption of the new standard did not have an impact on our condensed consolidated financial statements.
Leases
In February 2016, the FASB issued an accounting standards update which replaces the current lease accounting standard. The update will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The new standard provides for certain practical expedients. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued an update which provides an additional transition method allowing entities to only apply the new lease standard in the year of adoption. The update also provides a practical expedient for lessors to combine non-lease components with related lease components if certain conditions are met. We have selected our leasing software solution and are in the process of identifying changes to our business processes, systems and controls to support adoption of the new standard in fiscal 2019. We are currently evaluating the effect the update will have on our consolidated financial statements, and expect the update will have a material impact on our consolidated financial statements.

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
NOTE 11—RELATED PARTY DISCLOSURE
Mr. Lampert is Chairman of our Board of Directors and is the Chairman and Chief Executive Officer of ESL. Additionally, on February 1, 2013, Mr. Lampert became our Chief Executive Officer, in addition to his role as Chairman of the Board. ESL owned approximately 49% of our outstanding common stock at August 4, 2018 (excluding shares of common stock that ESL may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock and through debt conversion features).
Bruce R. Berkowitz was a member of our Board of Directors from February 2016 through October 2017. Mr. Berkowitz serves as the Chief Investment Officer of Fairholme Capital Management, LLC, an investment adviser registered with the SEC, and is the President and a Director of Fairholme Funds, Inc., a SEC-registered investment company providing investment management services to three mutual funds (together with Fairholme Capital Management, LLC and other affiliates, "Fairholme"). Fairholme owned approximately 16% of our outstanding common stock at August 4, 2018 (excluding shares of common stock that Fairholme may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock).
Thomas J. Tisch has been an independent member of our Board of Directors since 2005. Mr. Tisch owned approximately 3% of our outstanding common stock at August 4, 2018 (excluding shares of common stock that Mr. Tisch may acquire within 60 days upon the exercise of warrants to purchase shares of our common stock and through debt conversion features).
Unsecured Commercial Paper
During the 26 week periods ended August 4, 2018 and July 29, 2017, ESL and its affiliates held unsecured commercial paper issued by SRAC, an indirect wholly-owned subsidiary of Holdings. For the commercial paper outstanding to ESL, the weighted average of each of maturity, annual interest rate and principal amount outstanding was 7.0 days, 11% and $8 million and 8.1 days, 8% and $58 million, respectively, during the 26 week periods ended August 4, 2018 and July 29, 2017. The largest aggregate amount of principal outstanding to ESL at any time since the beginning of 2018 was $50 million, and $0.4 million of interest was paid by SRAC to ESL during the 26 week period ended August 4, 2018.
The commercial paper purchases were made in the ordinary course of business on substantially the same terms, including interest rates, as terms prevailing for comparable transactions with other persons, and did not present features unfavorable to the Company.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

LC Facility
On December 28, 2016, the Company, through the Borrowers, entered into the LC Facility, which was subsequently amended in August 2017. At each of August 4, 2018, July 29, 2017 and February 3, 2018, we had $271 million of letters of credit outstanding under the LC Facility. The letters of credit outstanding under the LC Facility were initially committed by entities affiliated with ESL, and the Lenders maintain cash collateral on deposit with the Issuing Bank of $108 million. $165 million of the amount originally committed under the LC Facility has been syndicated to unaffiliated third party lenders as of August 4, 2018. See Note 2 for additional information regarding the LC Facility, as amended.
FILO Loan
On March 21, 2018, the Company, through the Borrowers, obtained the FILO Loan. The initial lenders of the FILO Loan include JPP, LLC and JPP II, LLC, entities affiliated with ESL, and Benefit Street 2018 LLC, an entity affiliated with Mr. Tisch. At August 4, 2018, JPP LLC and JPP II, LLC and Benefit Street 2018 LLC, respectively, held $70 million and $25 million of principal amount of the FILO Loan.
Mezzanine Loan and Additional Mezzanine Loans
On March 14, 2018, the Company, through the Mezzanine Loan Borrower, entered into the Mezzanine Loan Agreement with the Lenders, entities affiliated with ESL. The Mezzanine Loan Agreement contains an uncommitted accordion feature pursuant to which the Mezzanine Loan Borrower may incur Additional Mezzanine Loans, subject to certain conditions. At August 4, 2018, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $463 million of aggregate principal amount of Mezzanine Loan and Additional Mezzanine Loans.
Term Loan Facility
On January 4, 2018, the Company, through the Borrowers, obtained a $300 million loan facility from the Lenders, entities affiliated with ESL. At August 4, 2018 and February 3, 2018, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $150 million and $151 million, respectively, of principal amount of the Term Loan Facility. Proceeds received from real estate transactions were used to reduce outstanding borrowings under the Term Loan Facility, of which $11 million were repaid to entities affiliated with ESL. See Note 2 for additional information regarding the Term Loan Facility.
Consolidated Secured Loan Facility
On June 4, 2018, the Company, through the Incremental Loan Borrowers, entered into the Consolidated Loan Agreement with the 2016 Secured Loan Lenders, which amends and restates the Second Amended and Restated Loan Agreement, dated as of October 18, 2017, and terminates the 2016 Secured Loan Facility. The Consolidated Secured Loan Facility matures on July 20, 2020, and a portion of the Consolidated Secured Loan Facility, as evidenced by Note B, as of closing was held by JPP, LLC and JPP II, LLC, entities affiliated with ESL. At August 4, 2018, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $686 million of principal amount of the Consolidated Secured Loan Facility. See Note 2 for additional information regarding the Consolidated Secured Loan Facility.
2017 Secured Loan Facility
On January 3, 2017, the Company, through the 2017 Secured Loan Borrowers, obtained a $500 million real estate loan facility from the Lenders, entities affiliated with ESL. On March 8, 2018, the Company borrowed an additional $100 million from the Lenders, which had an original maturity of July 20, 2020 and had the same terms as the 2017 Secured Loan Facility, as amended. At July 29, 2017 and February 3, 2018, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $461 million and $384 million of principal amount of the 2017 Secured Loan Facility, respectively. Proceeds received from real estate transactions were used to reduce outstanding borrowings under the 2017 Secured Loan Facility during the 26 weeks ended August 4, 2018, of which $17 million was repaid to entities affiliated with ESL. Approximately $39 million of proceeds received from real estate transactions were used to reduce outstanding borrowings under the 2017 Secured Loan Facility during the 26 weeks ended July 29, 2017, all

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

of which were repaid to entities affiliated with ESL. During October 2017, the Company, through the Incremental Loan Borrowers, obtained Incremental Loans totaling $200 million from the Lenders. At February 3, 2018, JPP LLC and JPP II, LLC, entities affiliated with ESL, held $145 million of principal amount of the Incremental Loans. Proceeds received from real estate transactions were used to reduce outstanding borrowings under the Incremental Loans during the 26 weeks ended August 4, 2018, of which $6 million was repaid to entities affiliated with ESL. On June 4, 2018, the 2017 Secured Loan Facility and Incremental Loans were amended and restated by the Consolidated Loan Agreement described above. See Note 2 for additional information regarding the 2017 Secured Loan Facility, Incremental Loans and Consolidated Secured Loan Facility.
2016 Secured Loan Facility
In April 2016, the Company, through the 2016 Secured Loan Borrowers, obtained a $500 million real estate loan facility from the 2016 Secured Loan Lenders, some of which are entities affiliated with ESL. At July 29, 2017 and February 3, 2018, entities affiliated with ESL held $131 million and $126 million, respectively, of principal amount of the 2016 Secured Loan Facility. Proceeds received from real estate transactions were used to reduce outstanding borrowings under the 2016 Secured Loan Facility during the 26 weeks ended August 4, 2018, of which $33 million was repaid to entities affiliated with ESL. Proceeds received from real estate transactions were used to reduce outstanding borrowings under the 2016 Secured Loan Facility during the 26 weeks ended July 29, 2017, of which $84 million were repaid to entities affiliated with ESL. On June 4, 2018, the 2016 Secured Loan Facility was terminated by the Consolidated Loan Agreement described above. See Note 2 for additional information regarding the 2016 Secured Loan Facility, as amended, and Consolidated Secured Loan Facility.
2016 Term Loan
In April 2016, the Company, through the ABL Borrowers, obtained a $750 million senior secured term loan under the Amended Domestic Credit Agreement with a syndicate of lenders, including $146 million (net of original issue discount) from JPP, LLC and JPP II, LLC, entities affiliated with ESL, and $100 million from the Company's domestic pension plans. At August 4, 2018, the Company's domestic pension plans held $76 million of principal amount of the 2016 Term Loan. At July 29, 2017 and February 3, 2018, JPP LLC and JPP II, LLC, and the Company's domestic pension plans, respectively, held $114 million and $76 million, respectively, and $38 million and $77 million, respectively, of principal amount of the 2016 Term Loan. As disclosed in Note 2, a portion of the proceeds received from the Craftsman Sale were used to reduce outstanding borrowings under the 2016 Term Loan during the 26 weeks ended July 29, 2017, of which $36 million and $24 million was repaid to JPP LLC and JPP II, LLC, and the Company's domestic pension plans, respectively. See Note 2 for additional information regarding the 2016 Term Loan.
Second Lien Credit Agreement
In September 2016, the Company, through the ABL Borrowers, obtained a $300 million Second Lien Term Loan from the Lenders, entities affiliated with ESL. At each of August 4, 2018, July 29, 2017 and February 3, 2018, JPP LLC and JPP II, LLC held $300 million of principal amount of the Second Lien Term Loan.
Additionally, as further discussed in Note 2, in July 2017, the Company amended its Second Lien Credit Agreement to create an additional $500 million Line of Credit Facility. The Company received $610 million in net proceeds from Line of Credit Loans during 2017, including $480 million, $25 million and $20 million from ESL and its affiliates, Mr. Berkowitz and his affiliates, and Mr. Tisch and his affiliates, respectively, which also represents the principal amount of Line of Credit Loans held by Mr. Berkowitz and his affiliates at July 29, 2017, by Mr. Tisch and his affiliates at August 4, 2018, July 29, 2017 and February 3, 2018 and by ESL and its affiliates at February 3, 2018. ESL and its affiliates held $200 million principal amount of Line of Credit Loans at July 29, 2017. During the 13 weeks ended May 5, 2018, the Company received an additional $70 million proceeds from Line of Credit Loans from ESL and its affiliates, bringing the principal amount of Line of Credit Loans held by ESL and its affiliates to $505 million at August 4, 2018. The Company made repayments of $25 million during 2017 to Mr. Berkowitz and his affiliates. See Note 2 for additional information regarding the Second Lien Credit Agreement, as amended.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Old Senior Secured Notes and New Senior Secured Notes
At July 29, 2017 and February 3, 2018, Mr. Lampert and ESL held an aggregate of approximately $11 million and $20 million of principal amount of the Company's Old Senior Secured Notes. At August 4, 2018, Mr. Lampert and ESL held an aggregate of approximately $21 million of principal amount of the Company's New Senior Secured Notes.
At July 29, 2017 Fairholme held an aggregate of approximately $46 million of principal amount of the Company's Old Senior Secured Notes.
Subsidiary Notes
At July 29, 2017, Mr. Lampert and ESL held an aggregate of $3 million of principal amount of unsecured notes issued by SRAC (the "Subsidiary Notes").
At August 4, 2018, July 29, 2017 and February 3, 2018, respectively, Fairholme held an aggregate of $8 million, $14 million and $9 million of principal amount of Subsidiary Notes.
Old Senior Unsecured Notes and Warrants and New Senior Unsecured Notes and Warrants
At both July 29, 2017 and February 3, 2018, Mr. Lampert and ESL held an aggregate of approximately $188 million of principal amount of the Company's Old Senior Unsecured Notes, and 10,033,472 warrants to purchase shares of Holdings' common stock.
At August 4, 2018, July 29, 2017 and February 3, 2018, respectively, Fairholme held an aggregate of approximately $330 million, $362 million and $336 million of principal amount of the Company's Old Senior Unsecured Notes, and 5,560,517, 6,648,050 and 5,768,185 warrants to purchase shares of Holdings' common stock.
At both July 29, 2017 and February 3, 2018, Mr. Tisch and his affiliates held an aggregate of approximately $10 million of principal amount of the Company's Old Senior Unsecured Notes. At July 29, 2017 and February 3, 2018, respectively, Mr. Tisch and his affiliates held 697,204 and 465,599 warrants to purchase shares of Holdings' common stock.
At August 4, 2018, Mr. Lampert and ESL held an aggregate of approximately $195 million of principal amount of the Company's New Senior Unsecured Notes and 10,033,472 warrants to purchase shares of Holdings' common stock. At August 4, 2018, Mr. Tisch and his affiliates held an aggregate of approximately $11 million of principal amount of the Company's New Senior Unsecured Notes and 465,599 warrants to purchase shares of Holdings' common stock.
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
Amounts due to or from Lands' End are non-interest bearing, and generally settled on a net basis. Holdings invoices Lands' End on at least a monthly basis. At both July 29, 2017 and February 3, 2018, Holdings reported a net amount receivable from Lands' End of $1 million within accounts receivable in the Condensed Consolidated Balance Sheet.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Amounts related to revenue from retail services and rent for Lands' End Shops at Sears, participation in the Shop Your Way program and corporate shared services were $10 million and $15 million, respectively, for the 13 week periods ended August 4, 2018 and July 29, 2017, and $21 million and $30 million, respectively, for the 26 week periods ended August 4, 2018 and July 29, 2017. The amounts Lands' End earned related to call center services and commissions were $1 million for the 13 week period ended August 4, 2018 and $1 million and $2 million, respectively, for the 26 week periods ended August 4, 2018 and July 29, 2017.
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
Amounts due to or from SHO are non-interest bearing, settled on a net basis, and have payment terms of 10 days after the invoice date. The Company invoices SHO on a weekly basis. At August 4, 2018, July 29, 2017 and February 3, 2018, Holdings reported a net amount receivable from SHO of $22 million, $25 million and $28 million, respectively, within accounts receivable in the Condensed Consolidated Balance Sheets. Amounts related to the sale of inventory and related services, royalties, and corporate shared services were $219 million and $286 million, respectively, for the 13 week periods ended August 4, 2018 and July 29, 2017, and $424 million and $567 million, respectively, for the 26 week periods ended August 4, 2018 and July 29, 2017. The net amounts SHO earned related to commissions were $16 million and $19 million, respectively, for the 13 week periods ended August 4, 2018 and July 29, 2017, and $31 million and $36 million, respectively, for the 26 week periods ended August 4, 2018 and July 29, 2017. Additionally, the Company has guaranteed lease obligations for certain SHO store leases that were assigned as a result of the separation. See Note 4 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 for further information related to these guarantees.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Seritage
ESL owns approximately 6.2% of the total voting power of Seritage, and approximately 43.5% of the limited partnership units of Seritage Growth Properties, L.P. (the "Operating Partnership"), the entity that now owns the properties sold by the Company in the Seritage transaction and through which Seritage conducts its operations (based on publicly available information as of May 7, 2018). Mr. Lampert is also currently the Chairman of the Board of Trustees of Seritage. Fairholme owns approximately 4.9% of the outstanding Class A common shares of Seritage and 100% of the outstanding Class C non-voting common shares of Seritage (based on publicly available information as of March 16, 2018).
In connection with the Seritage transaction as described in Note 3, Holdings entered into the Master Leases with Seritage. The initial amount of aggregate annual base rent under the master lease was $134 million for the REIT properties, with increases of 2% per year beginning in the second lease year. At both August 4, 2018 and February 3, 2018, Holdings reported prepaid rent of $6 million within prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. Holdings recorded rent expense of $13 million and $19 million, respectively, in cost of sales, buying and occupancy for the 13 week periods ended August 4, 2018 and July 29, 2017. Rent expense consists of straight-line rent expense of $20 million and $32 million, respectively, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $7 million and $13 million, respectively, for the 13 week periods ended August 4, 2018 and July 29, 2017.
Holdings recorded rent expense of $27 million and $38 million, respectively, in cost of sales, buying and occupancy for the 26 week periods ended August 4, 2018 and July 29, 2017. Rent expense consists of straight-line rent expense of $43 million and $64 million, respectively, offset by amortization of a deferred gain recognized pursuant to the sale and leaseback of properties from Seritage of $16 million and $26 million, respectively, for the 26 week periods ended August 4, 2018 and July 29, 2017.
In addition to base rent under the Master Leases, Holdings pays monthly installment expenses for property taxes and insurance at all REIT properties where Holdings is a tenant and installment expenses for common area maintenance, utilities and other operating expenses at REIT properties that are multi-tenant locations where Holdings and other third parties are tenants. The initial amount of aggregate installment expenses under the Master Leases was $70 million, based on estimated installment expenses, and currently is $37 million as a result of recapture activity and reconciling actual installment expenses. Holdings paid $9 million and $12 million, respectively, for the 13 week periods ended August 4, 2018 and July 29, 2017, and $18 million and $24 million, respectively, for the 26 week periods ended August 4, 2018 and July 29, 2017, recorded in cost of sales, buying and occupancy. At August 4, 2018, July 29, 2017 and February 3, 2018, respectively, Holdings reported an amount receivable from Seritage of $1 million, $4 million and $1 million within accounts receivable in the Condensed Consolidated Balance Sheets.

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

NOTE 12—GUARANTOR/NON-GUARANTOR SUBSIDIARY FINANCIAL INFORMATION
At August 4, 2018, the principal amount outstanding of the Old Senior Secured Notes and New Senior Secured Notes was $264 million, including paid-in-kind interest. The Old Senior Secured Notes were issued in 2010 by Sears Holdings Corporation ("Parent"). The Old Senior Secured Notes and New Senior Secured Notes are guaranteed by certain of our 100% owned domestic subsidiaries that own the collateral for the Old Senior Secured Notes and New Senior Secured Notes, as well as by Sears Holdings Management Corporation and SRAC (the "guarantor subsidiaries"). The following condensed consolidated financial information presents the Condensed Consolidating Balance Sheets at August 4, 2018, July 29, 2017 and February 3, 2018, the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Comprehensive Income (Loss) for the 13- and 26- week periods ended August 4, 2018 and July 29, 2017, and the Condensed Consolidating Statements of Cash Flows for the 26 week periods ended August 4, 2018 and July 29, 2017 of (i) Parent; (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; (iv) eliminations and (v) the Company on a consolidated basis.
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

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

 Condensed Consolidating Balance Sheet
August 4, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$159	$34	$—	$193
Restricted cash	248	—	—	—	248
Intercompany receivables	—	—	29,162	(29,162)	—
Accounts receivable	2	301	24	—	327
Merchandise inventories	—	2,714	—	—	2,714
Prepaid expenses and other current assets	234	866	690	(1,404)	386
Total current assets	484	4,040	29,910	(30,566)	3,868
Total property and equipment, net	—	847	597	—	1,444
Goodwill and intangible assets	—	337	1,120	(98)	1,359
Other assets	185	1,320	962	(2,201)	266
Investment in subsidiaries	8,356	28,136	—	(36,492)	—
TOTAL ASSETS	$9,025	$34,680	$32,589	$(69,357)	$6,937
Current liabilities
Short-term borrowings	$—	$1,440	$24	$(210)	$1,254
Current portion of long-term debt and capitalized lease obligations	89	477	—	(370)	196
Merchandise payables	—	487	—	—	487
Intercompany payables	11,094	18,068	—	(29,162)	—
Other current liabilities	15	1,871	1,313	(859)	2,340
Total current liabilities	11,198	22,343	1,337	(30,601)	4,277
Long-term debt and capitalized lease obligations	2,608	2,644	499	(2,247)	3,504
Pension and postretirement benefits	—	1,162	2	—	1,164
Deferred gain on sale-leaseback	—	290	15	—	305
Sale-leaseback financing obligation	—	128	219	—	347
Long-term deferred tax liabilities	—	—	350	(231)	119
Unearned revenues	—	603	415	(165)	853
Other long-term liabilities	—	703	67	—	770
Total Liabilities	13,806	27,873	2,904	(33,244)	11,339
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(4,781)	6,807	29,685	(36,113)	(4,402)
Total Equity (Deficit)	(4,781)	6,807	29,685	(36,113)	(4,402)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$9,025	$34,680	$32,589	$(69,357)	$6,937

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
July 29, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$180	$32	$—	$212
Restricted cash	230	—	—	—	230
Intercompany receivables	—	—	27,871	(27,871)	—
Accounts receivable	—	350	20	—	370
Merchandise inventories	—	3,433	—	—	3,433
Prepaid expenses and other current assets	31	677	432	(806)	334
Total current assets	261	4,640	28,355	(28,677)	4,579
Total property and equipment, net	—	1,262	707	—	1,969
Goodwill and intangible assets	—	355	1,261	(98)	1,518
Other assets	405	1,304	1,532	(2,940)	301
Investment in subsidiaries	9,302	27,717	—	(37,019)	—
TOTAL ASSETS	$9,968	$35,278	$31,855	$(68,734)	$8,367
Current liabilities
Short-term borrowings	$—	$689	$—	$(143)	$546
Current portion of long-term debt and capitalized lease obligations	—	1,052	—	—	1,052
Merchandise payables	—	672	(2)	—	670
Intercompany payables	11,416	16,455	—	(27,871)	—
Other current liabilities	37	2,147	1,133	(611)	2,706
Total current liabilities	11,453	21,015	1,131	(28,625)	4,974
Long-term debt and capitalized lease obligations	2,130	3,036	—	(2,761)	2,405
Pension and postretirement benefits	—	1,727	4	—	1,731
Deferred gain on sale-leaseback	—	455	—	—	455
Sale-leaseback financing obligation	—	141	89	—	230
Long-term deferred tax liabilities	48	—	738	(143)	643
Unearned revenues	—	305	481	(193)	593
Other long-term liabilities	—	913	79	—	992
Total Liabilities	13,631	27,592	2,522	(31,722)	12,023
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(3,663)	7,686	29,333	(37,012)	(3,656)
Noncontrolling interest	—	—	—	—	—
Total Equity (Deficit)	(3,663)	7,686	29,333	(37,012)	(3,656)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$9,968	$35,278	$31,855	$(68,734)	$8,367

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
February 3, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$152	$30	$—	$182
Restricted cash	154	—	—	—	154
Intercompany receivables	—	—	27,993	(27,993)	—
Accounts receivable	—	322	21	—	343
Merchandise inventories	—	2,798	—	—	2,798
Prepaid expenses and other current assets	309	910	478	(1,351)	346
Total current assets	463	4,182	28,522	(29,344)	3,823
Total property and equipment, net	—	1,043	686	—	1,729
Goodwill and intangible assets	—	346	1,189	(98)	1,437
Other assets	179	1,331	1,159	(2,385)	284
Investment in subsidiaries	8,787	27,774	—	(36,561)	—
TOTAL ASSETS	$9,429	$34,676	$31,556	$(68,388)	$7,273
Current liabilities
Short-term borrowings	$144	$937	$—	$(166)	$915
Current portion of long-term debt and capitalized lease obligations	303	897	—	(232)	968
Merchandise payables	—	576	—	—	576
Intercompany payables	11,099	16,894	—	(27,993)	—
Other current liabilities	16	1,970	1,426	(949)	2,463
Total current liabilities	11,562	21,274	1,426	(29,340)	4,922
Long-term debt and capitalized lease obligations	1,991	2,734	—	(2,476)	2,249
Pension and postretirement benefits	—	1,616	3	—	1,619
Deferred gain on sale-leaseback	—	360	2	—	362
Sale-leaseback financing obligation	—	158	89	—	247
Long-term deferred tax liabilities	—	—	349	(223)	126
Unearned revenues	—	271	446	(178)	539
Other long-term liabilities	—	867	68	—	935
Total Liabilities	13,553	27,280	2,383	(32,217)	10,999
EQUITY (DEFICIT)
Shareholder's equity (deficit)	(4,124)	7,396	29,173	(36,171)	(3,726)
Noncontrolling interest	—	—	—	—	—
Total Equity (Deficit)	(4,124)	7,396	29,173	(36,171)	(3,726)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$9,429	$34,676	$31,556	$(68,388)	$7,273

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended August 4, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$2,416	$—	$12	$2,428
Services and other	1	766	528	(541)	754
Total revenues	1	3,182	528	(529)	3,182
Cost of sales, buying and occupancy - merchandise sales	1	2,028	—	26	2,055
Cost of sales and occupancy - services and other	—	521	215	(311)	425
Total cost of sales, buying and occupancy	1	2,549	215	(285)	2,480
Selling and administrative	3	918	187	(244)	864
Depreciation and amortization	—	53	13	—	66
Impairment charges	—	—	77	—	77
Gain on sales of assets	—	(80)	(23)	—	(103)
Total costs and expenses	4	3,440	469	(529)	3,384
Operating income (loss)	(3)	(258)	59	—	(202)
Interest expense	(205)	(278)	(75)	370	(188)
Interest and investment income	56	117	218	(389)	2
Other loss	—	(139)	—	—	(139)
Income (loss) before income taxes	(152)	(558)	202	(19)	(527)
Income tax (expense) benefit	—	27	(8)	—	19
Equity (deficit) in earnings in subsidiaries	(337)	98	—	239	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(489)	$(433)	$194	$220	$(508)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended July 29, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$3,406	$—	$8	$3,414
Services and other	—	885	563	(584)	864
Total revenues	—	4,291	563	(576)	4,278
Cost of sales, buying and occupancy - merchandise sales	—	2,795	—	20	2,815
Cost of sales and occupancy - services and other	—	584	220	(313)	491
Total cost of sales, buying and occupancy	—	3,379	220	(293)	3,306
Selling and administrative	(33)	1,229	210	(283)	1,123
Depreciation and amortization	—	67	16	—	83
Impairment charges	—	5	—	—	5
(Gain) loss on sales of assets	6	(386)	—	—	(380)
Total costs and expenses	(27)	4,294	446	(576)	4,137
Operating income (loss)	27	(3)	117	—	141
Interest expense	(154)	(237)	(4)	272	(123)
Interest and investment income (loss)	28	64	168	(272)	(12)
Other loss	—	(246)	—	—	(246)
Income (loss) before income taxes	(99)	(422)	281	—	(240)
Income tax (expense) benefit	—	21	(31)	—	(10)
Equity (deficit) in earnings in subsidiaries	(151)	176	—	(25)	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(250)	$(225)	$250	$(25)	$(250)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 26 Weeks Ended August 4, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$4,619	$—	$21	$4,640
Services and other	1	1,446	1,045	(1,059)	1,433
Total revenues	1	6,065	1,045	(1,038)	6,073
Cost of sales, buying and occupancy - merchandise sales	1	3,894	—	59	3,954
Cost of sales and occupancy - services and other	—	998	427	(613)	812
Total cost of sales, buying and occupancy	1	4,892	427	(554)	4,766
Selling and administrative	6	1,873	375	(484)	1,770
Depreciation and amortization	—	106	27	—	133
Impairment charges	—	11	80	—	91
Gain on sales of assets	—	(187)	(81)	—	(268)
Total costs and expenses	7	6,695	828	(1,038)	6,492
Operating income (loss)	(6)	(630)	217	—	(419)
Interest expense	(387)	(564)	(91)	688	(354)
Interest and investment income	89	176	445	(707)	3
Other loss	—	(172)	—	—	(172)
Income (loss) before income taxes	(304)	(1,190)	571	(19)	(942)
Income tax (expense) benefit	—	61	(51)	—	10
Equity (deficit) in earnings in subsidiaries	(609)	357	—	252	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(913)	$(772)	$520	$233	$(932)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the 26 Weeks Ended July 29, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise sales	$—	$6,730	$—	$13	$6,743
Services and other	—	1,756	1,161	(1,183)	1,734
Total revenues	—	8,486	1,161	(1,170)	8,477
Cost of sales, buying and occupancy - merchandise sales	—	5,547	—	47	5,594
Cost of sales and occupancy - services and other	—	1,188	443	(651)	980
Total cost of sales, buying and occupancy	—	6,735	443	(604)	6,574
Selling and administrative	(32)	2,515	427	(566)	2,344
Depreciation and amortization	—	138	32	—	170
Impairment charges	—	20	—	—	20
Gain on sales of assets	(486)	(635)	—	—	(1,121)
Total costs and expenses	(518)	8,773	902	(1,170)	7,987
Operating income (loss)	518	(287)	259	—	490
Interest expense	(271)	(458)	(8)	486	(251)
Interest and investment income (loss)	38	103	331	(486)	(14)
Other loss	—	(292)	—	—	(292)
Income (loss) before income taxes	285	(934)	582	—	(67)
Income tax (expense) benefit	—	150	(88)	—	62
Equity (deficit) in earnings in subsidiaries	(290)	349	—	(59)	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(5)	$(435)	$494	$(59)	$(5)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended August 4, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(489)	$(433)	$194	$220	$(508)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	218	—	—	218
Currency translation adjustments, net of tax	—	—	(1)	—	(1)
Unrealized net loss, net of tax	(8)	—	—	8	—
Total other comprehensive income (loss)	(8)	218	(1)	8	217
Comprehensive income (loss) attributable to Holdings' shareholders	$(497)	$(215)	$193	$228	$(291)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended July 29, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(250)	$(225)	$250	$(25)	$(250)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	127	—	—	127
Total other comprehensive income	—	127	—	—	127
Comprehensive income (loss) attributable to Holdings' shareholders	$(250)	$(98)	$250	$(25)	$(123)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 26 Weeks Ended August 4, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(913)	$(772)	$520	$233	$(932)
Other comprehensive income (loss)
Pension and postretirement adjustments, net of tax	—	254	—	—	254
Currency translation adjustments, net of tax	—	—	—	—	—
Unrealized net gain (loss), net of tax	(8)	—	3	5	—
Total other comprehensive income (loss)	(8)	254	3	5	254
Comprehensive income (loss) attributable to Holdings' shareholders	$(921)	$(518)	$523	$238	$(678)

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 26 Weeks Ended July 29, 2017

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5)	$(435)	$494	$(59)	$(5)
Other comprehensive income
Pension and postretirement adjustments, net of tax	—	177	—	—	177
Currency translation adjustments, net of tax	—	—	1	—	1
Unrealized net gain, net of tax	—	—	26	(26)	—
Total other comprehensive income	—	177	27	(26)	178
Comprehensive income (loss) attributable to Holdings' shareholders	$(5)	$(258)	$521	$(85)	$173

SEARS HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended August 4, 2018

millions	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$8	$(1,170)	$126	$—	$(1,036)
Proceeds from sales of property and investments	—	160	162	—	322
Purchases of property and equipment	—	(28)	(4)	—	(32)
Net investing with Affiliates	(245)	(94)	(795)	1,134	—
Net cash provided by (used in) investing activities	(245)	38	(637)	1,134	290
Proceeds from debt issuances	327	195	713	—	1,235
Repayments of long-term debt	(88)	(611)	(170)	—	(869)
Increase in short-term borrowings, primarily 90 days or less	—	389	—	—	389
Proceeds from sale-leaseback financing	—	130	—	—	130
Debt issuance costs	(2)	(4)	(28)	—	(34)
Net borrowing with Affiliates	94	1,040	—	(1,134)	—
Net cash provided by financing activities	331	1,139	515	(1,134)	851
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	94	7	4	—	105
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF YEAR	154	152	30	—	336
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$248	$159	$34	$—	$441

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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
OVERVIEW OF HOLDINGS
Holdings, the parent company of Kmart and Sears, was formed in connection with the March 24, 2005 merger of these two companies. We are an integrated retailer with significant physical and intangible assets, as well as virtual capabilities enabled through technology. We operate a national network of stores with 866 full-line and specialty retail stores in the United States as of August 4, 2018, operating as Kmart and Sears. Further, we operate a number of websites under the Sears.com and Kmart.com banners, which offer millions of products and provide the capability for our members and customers to engage in cross-channel transactions such as free store pickup; buy in store/ship to home; and buy online, return in store. We are also the home of Shop Your Way®, a free membership program that connects its members to personalized products, programs and partners that help them save time and money every day. Through an extensive network of national and local partners, members can shop thousands of their favorite brands, dine out and access an array of exclusive partners to earn points to redeem for savings on future purchases at Sears, Kmart, Lands' End and at ShopYourWay.com.
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

CONSOLIDATED RESULTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
millions, except per share data and percentages	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
REVENUES
Merchandise sales	$2,428	$3,414	$4,640	$6,743
Services and other	754	864	1,433	1,734
Total revenues	3,182	4,278	6,073	8,477
COSTS AND EXPENSES
Cost of sales, buying and occupancy - merchandise sales	2,055	2,815	3,954	5,594
Gross margin dollars - merchandise sales	373	599	686	1,149
Gross margin rate - merchandise sales	15.4%	17.5%	14.8%	17.0%
Cost of sales and occupancy - services and other	425	491	812	980
Gross margin dollars - services and other	329	373	621	754
Gross margin rate - services and other	43.6%	43.2%	43.3%	43.5%
Total cost of sales, buying and occupancy	2,480	3,306	4,766	6,574
Total gross margin dollars	702	972	1,307	1,903
Total gross margin rate	22.1%	22.7%	21.5%	22.4%
Selling and administrative	864	1,123	1,770	2,344
Selling and administrative expense as a percentage of total revenues	27.2%	26.3%	29.1%	27.7%
Depreciation and amortization	66	83	133	170
Impairment charges	77	5	91	20
Gain on sales of assets	(103)	(380)	(268)	(1,121)
Total costs and expenses	3,384	4,137	6,492	7,987
Operating income (loss)	(202)	141	(419)	490
Interest expense	(188)	(123)	(354)	(251)
Interest and investment income (loss)	2	(12)	3	(14)
Other loss	(139)	(246)	(172)	(292)
Loss before income taxes	(527)	(240)	(942)	(67)
Income tax (expense) benefit	19	(10)	10	62
NET LOSS ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS	$(508)	$(250)	$(932)	$(5)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO HOLDINGS' SHAREHOLDERS
Basic loss per share	$(4.68)	$(2.33)	$(8.61)	$(0.05)
Diluted loss per share	$(4.68)	$(2.33)	$(8.61)	$(0.05)
Basic weighted average common shares outstanding	108.5	107.3	108.3	107.2
Diluted weighted average common shares outstanding	108.5	107.3	108.3	107.2

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales amounts include sales from sears.com and kmart.com shipped directly to customers. These online sales resulted in a benefit to our comparable store sales of 50 basis points for both the 13- and 26- week periods ended August 4, 2018, and a negative impact to our comparable store sales of 70 basis points for both the 13- and 26- week periods ended July 29, 2017. In addition, comparable store sales have been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period, which resulted in a negative impact of approximately 50 basis points for both the 13- and 26- week periods ended August 4, 2018, respectively. The change in unshipped sales reserves resulted in a benefit of approximately 60 basis points and 40 basis points, respectively, for the 13- and 26- week periods ended July 29, 2017.
Our fiscal 2018 second quarter and first half was comprised of the 13- and 26- week periods, respectively, ended August 4, 2018, while our fiscal 2017 second quarter and first half was comprised of the 13- and 26- week periods, respectively, ended July 29, 2017. This one week shift in sales had no impact on the comparable store sales results reported herein due to the fact that for purposes of reporting comparable store sales for the second quarter, weeks 14 through 26 for fiscal 2018 have been compared to weeks 15 through 27 of fiscal 2017, and for purposes of reporting comparable sales for the first half, weeks one through 26 for fiscal 2018 have been compared to weeks two through 27 of fiscal 2017, thereby eliminating the impact of the one week shift.
Net Loss Attributable to Holdings' Shareholders, Net Loss per Share and Adjusted EBITDA
We recorded a net loss attributable to Holdings' shareholders of $508 million, or $4.68 loss per diluted share, and $250 million, or $2.33 loss per diluted share, for the second quarter of 2018 and 2017, respectively. For the first half, we recorded a net loss attributable to Holdings' shareholders of $932 million, or $8.61 loss per diluted share, and $5 million, or $0.05 loss per diluted share, in 2018 and 2017, respectively.
In addition to our net loss attributable to Holdings' shareholders determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for purposes of evaluating operating performance, we use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA").
Adjusted EBITDA was determined as follows:

	13 Weeks Ended		26 Weeks Ended
millions	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net loss attributable to Holdings per statement of operations	$(508)	$(250)	$(932)	$(5)
Income tax expense (benefit)	(19)	10	(10)	(62)
Interest expense	188	123	354	251
Interest and investment loss	(2)	12	(3)	14
Other loss	139	246	172	292
Operating income (loss)	(202)	141	(419)	490
Depreciation and amortization	66	83	133	170
Gain on sales of assets	(103)	(380)	(268)	(1,121)
Impairment charges	77	5	91	20
Before excluded items	(162)	(151)	(463)	(441)

Closed store reserve and severance	64	128	140	204
Other(1)	2	(24)	20	(9)
Amortization of deferred Seritage gain	(16)	(19)	(34)	(40)
Adjusted EBITDA	$(112)	$(66)	$(337)	$(286)
(1) The 13-week period ended August 4, 2018 consisted of items associated with natural disasters, as well as transaction costs associated with strategic initiatives, while the 26-week period ended August 4, 2018 consisted of items associated with an insurance transaction and natural disasters, as well as transaction costs associated with strategic initiatives. The 13- and 26-

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

week periods ended July 29, 2017 consisted of items associated with legal matters and transaction costs associated with strategic initiatives.
Adjusted EBITDA for our segments was as follows:

	13 Weeks Ended
	August 4, 2018			July 29, 2017
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Operating income (loss) per statement of operations	$(16)	$(186)	$(202)	$19	$122	$141
Depreciation and amortization	9	57	66	14	69	83
Gain on sales of assets	(25)	(78)	(103)	(79)	(301)	(380)
Impairment charges	—	77	77	3	2	5
Before excluded items	(32)	(130)	(162)	(43)	(108)	(151)

Closed store reserve and severance	13	51	64	68	60	128
Other(1)	(12)	14	2	(24)	—	(24)
Amortization of deferred Seritage gain	(3)	(13)	(16)	(2)	(17)	(19)
Adjusted EBITDA	$(34)	$(78)	$(112)	$(1)	$(65)	$(66)
% to revenues	(4.0)%	(3.3)%	(3.5)%	(0.1)%	(2.3)%	(1.5)%

	26 Weeks Ended
	August 4, 2018			July 29, 2017
millions	Kmart	Sears Domestic	Sears Holdings	Kmart	Sears Domestic	Sears Holdings
Operating income (loss) per statement of operations	$(89)	$(330)	$(419)	$469	$21	$490
Depreciation and amortization	18	115	133	27	143	170
Gain on sales of assets	(65)	(203)	(268)	(676)	(445)	(1,121)
Impairment charges	6	85	91	8	12	20
Before excluded items	(130)	(333)	(463)	(172)	(269)	(441)

Closed store reserve and severance	41	99	140	102	102	204
Other(1)	(12)	32	20	(24)	15	(9)
Amortization of deferred Seritage gain	(5)	(29)	(34)	(6)	(34)	(40)
Adjusted EBITDA	$(106)	$(231)	$(337)	$(100)	$(186)	$(286)
% to revenues	(6.5)%	(5.2)%	(5.5)%	(3.5)%	(3.3)%	(3.4)%
(1) The 13-week period ended August 4, 2018 consisted of items associated with natural disasters, as well as transaction costs associated with strategic initiatives, while the 26-week period ended August 4, 2018 consisted of items associated with an insurance transaction and natural disasters, as well as transaction costs associated with strategic initiatives. The 13- and 26- week periods ended July 29, 2017 consisted of items associated with legal matters and transaction costs associated with strategic initiatives.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

The following tables set forth the impact each excluded item used in calculating Adjusted EBITDA had on specific income and expense amounts reported in our Consolidated Statements of Operations during the 13- and 26- weeks ended August 4, 2018 and July 29, 2017.

millions	13 Weeks Ended August 4, 2018
Other Excluded Items:	Closed store reserve and severance	Other(1)	Amortization of deferred Seritage gain	Total
Gross margin impact	$43	$—	$(16)	$27
Selling and administrative impact	21	2	—	23
Total	$64	$2	$(16)	$50

millions	13 Weeks Ended July 29, 2017
Other Excluded Items:	Closed store reserve and severance	Other(1)	Amortization of deferred Seritage gain	Total
Gross margin impact	$89	$—	$(19)	$70
Selling and administrative impact	39	(24)	—	15
Total	$128	$(24)	$(19)	$85

millions	26 Weeks Ended August 4, 2018
Other Excluded Items:	Closed store reserve and severance	Other(1)	Amortization of deferred Seritage gain	Total
Gross margin impact	$52	$—	$(34)	$18
Selling and administrative impact	88	20	—	108
Total	$140	$20	$(34)	$126

millions	26 Weeks Ended July 29, 2017
Other Excluded Items:	Closed store reserve and severance	Other(1)	Amortization of deferred Seritage gain	Total
Gross margin impact	$104	$—	$(40)	$64
Selling and administrative impact	100	(9)	—	91
Total	$204	$(9)	$(40)	$155
(1) The 13- week period ended August 4, 2018 consisted of items associated with natural disasters, as well as transactions costs associated with strategic initiatives, while the 26- week period ended August 4, 2018 consisted of items associated with an insurance transaction and natural disasters, as well as transaction costs associated with strategic initiatives. The 13- and 26- week periods ended July 29, 2017 consisted of items associated with legal matters and transaction costs associated with strategic initiatives.
Adjusted EBITDA is computed as net loss attributable to Sears Holdings Corporation appearing on the Statements of Operations excluding income attributable to noncontrolling interests, income tax (expense) benefit, interest expense, interest and investment loss, other loss, depreciation and amortization, gain on sales of assets and impairment charges. In addition, it is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our businesses, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items.
While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of ongoing operating performance, and useful to investors, because:

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

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

Pension expense is recorded within other loss, which is excluded from Adjusted EBITDA, and further explained as follows:

•
Pension expense – Contributions to our pension plans remain a significant use of our cash on an annual basis. Cash contributions to our pension and postretirement plans are separately disclosed on the cash flow statement. While the Company's pension plans are frozen, and thus associates do not currently earn pension benefits, we have a legacy pension obligation for past service performed by Kmart and Sears associates. The annual pension expense included in our statement of operations related to these legacy domestic pension plans was relatively minimal in years prior to 2009. However, due to the severe decline in the capital markets that occurred in the latter part of 2008, and the resulting abnormally low interest rates, which continue to persist, our pension and postretirement benefit expense was $657 million in 2017, $317 million in 2016 and $228 million in 2015. Pension expense is comprised of interest cost, expected return on plan assets and recognized net loss and other. This adjustment eliminates total net periodic benefit from the statement of operations to improve comparability. Pension expense is included in the determination of net loss.

In conjunction with executing a lump sum settlement offer in April 2018, the Company recorded non-cash charges of $108 million during the second quarter of 2018, for losses previously accumulated in other comprehensive income (loss), which were recognized through the statement of operations upon settlement. Also, in conjunction with executing an agreement to purchase group annuity contracts in May 2017, the Company recorded non-cash charges of $200 million during the second quarter of 2017, for losses previously accumulated in other comprehensive income (loss), which were recognized through the statement of operations upon settlement.
The components of net periodic expense were as follows:

	13 Weeks Ended		26 Weeks Ended
millions	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Components of net periodic expense:
Interest cost	$37	$45	$74	$98
Expected return on plan assets	(41)	(46)	(81)	(103)
Amortization of experience losses	142	247	178	297
Net periodic expense	$138	$246	$171	$292
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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

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

•	Other – Consisted of items associated with an insurance transaction, natural disasters, legal matters and transaction costs associated with strategic initiatives.

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

13-week period ended August 4, 2018 compared to the 13-week period ended July 29, 2017
Revenues and Comparable Store Sales
Total revenues decreased $1.1 billion to $3.2 billion for the second quarter of 2018 compared to the prior year second quarter, primarily driven by the decrease in merchandise sales of $986 million. The decline in merchandise sales was primarily driven by having fewer Kmart and Sears Full-line stores in operation, which accounted for approximately $824 million of the decline, as well as a 3.9% decline in comparable store sales during the quarter, which accounted for approximately $92 million of the decline. Services and other revenues declined $110 million for the second quarter of 2018, primarily driven by a decline in service-related revenues of approximately $70 million, as well as a decline in revenues from Sears Hometown and Outlet Stores, Inc. ("SHO") of approximately $65 million.
Kmart comparable store sales declined 3.7% during the second quarter of 2018 primarily driven by declines in the pharmacy, grocery & household and drugstore categories. Kmart also experienced positive comparable store sales in several categories including apparel, toys and footwear. Sears Domestic comparable store sales decreased 4.0% during the second quarter of 2018, primarily driven by decreases in the home appliances, mattresses, and consumer electronics categories, as well as declines at Sears Auto Centers. Sears Domestic also experienced positive comparable store sales in several categories including apparel, footwear and jewelry.
Gross Margin
Total gross margin decreased $270 million to $702 million for the second quarter of 2018, as compared to the prior year second quarter, primarily due to the above noted decline in sales, as well as a decline in gross margin rate for merchandise sales. Gross margin for the second quarter of 2018 included charges related to store closures of $43 million, compared to $89 million for the second quarter of 2017. Gross margin for the quarter also included credits of $16 million and $19 million in 2018 and 2017, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

Kmart's gross margin rate for the second quarter declined 40 basis points compared to the prior year second quarter, while Sears Domestic's gross margin rate declined 130 basis points for the quarter. Gross margin for Kmart and Sears Domestic were negatively impacted by expenses associated with store closures. Excluding the impact of significant items noted in our Adjusted EBITDA tables, Kmart's gross margin rate would have declined 330 basis points, while Sears Domestic's gross margin rate would have declined 80 basis points. The decline in Kmart's gross margin rate was primarily due to lower margins in the apparel, grocery & household and drugstore categories, partially offset by an improvement in the pharmacy category. The decline in Sears Domestic's gross margin rate was primarily due to a gross margin rate decline in the home appliances category. Both formats experienced an increase in promotional activity during the second quarter of 2018 compared to the prior year quarter, including an increase in Shop Your Way points.
In addition, as a result of the Seritage and JV transactions, the second quarter of 2018 included additional rent expense of approximately $29 million while the second quarter of 2017 included additional rent expense of approximately $44 million. Due to the structure of the leases, we expect that our cash rent obligations to Seritage and the joint venture partners will decline, over time, as space in these stores is recaptured. From the inception of the Seritage transaction to the end of our second quarter, we have received recapture notices on 64 properties and also exercised our right to terminate the lease on 75 properties.
Selling and Administrative Expenses
Selling and administrative expenses decreased $259 million in the second quarter of 2018 compared to the prior year, as expense reductions were realized as a result of the strategic actions to improve our operational efficiencies and reduce costs.
The second quarters of 2018 and 2017 included significant items related to store closings and severance, items associated with natural disasters, legal matters and transaction costs associated with strategic initiatives which aggregated to expense of $23 million and $15 million, respectively. Excluding these items, selling and administrative expenses declined $267 million from the prior year quarter primarily due to a decrease in payroll expense. In addition, advertising expense also declined as we shift away from traditional advertising to use of Shop Your Way points, which is included within gross margin.
Our selling and administrative expenses as a percentage of total revenues ("selling and administrative expense rate") was 27.2% for the second quarter of 2018, compared to 26.3% in the prior year, and increased due to the decline in revenues, partially offset by the overall decrease in expenses noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased by $17 million in the second quarter of 2018 to $66 million, primarily due to having fewer assets to depreciate.
Impairment Charges
We recorded impairment charges of $77 million in the second quarter of 2018, which included impairment of $69 million related to the Kenmore trade name, as well as $8 million related to the impairment of long-lived assets. We recorded impairment charges of $5 million during the second quarter of 2017, related to the impairment of long-lived assets. Impairment charges recorded are described further in Note 3 of Notes to Condensed Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets for the quarter of $103 million in 2018 and $380 million in 2017, which were primarily a result of several real estate transactions. The gains recorded during 2018 included gains of $71 million recognized on the sale or amendment and lease termination of 21 locations and $28 million as a result of recapture and lease termination activity. The gains recorded during 2017 included $262 million recognized on the sale of nine Sears Full-line stores and one Kmart store and $53 million of gains as a result of recapture activity and one store that qualified for sales recognition and sale-leaseback accounting in the second quarter. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

Operating Income (Loss)
The Company reported an operating loss of $202 million in the second quarter of 2018 compared to operating income of $141 million in the second quarter of 2017. Operating loss for the second quarter of 2018 and operating income for the second quarter of 2017 included significant items, as noted in the Adjusted EBITDA tables, which aggregated to operating expense of $50 million and $85 million, respectively. Both 2018 and 2017 also included charges related to impairments, as well as gain on sales of assets. Taking these significant items into consideration, the increase in operating loss in 2018 was primarily driven by the overall decline in gross margin noted above, partially offset by the decrease in selling and administrative expenses.
Interest and Investment Gain (Loss)
We recorded an interest and investment gain of $2 million during the second quarter of 2018 compared to a loss of $12 million during the second quarter of 2017. The second quarter of 2017 included a loss of $12 million related to our equity investment in Sears Canada.
Income Taxes
Our effective tax rate for the second quarter of 2018 was a benefit of 3.6% compared to an expense rate of 4.2% in the prior year second quarter. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2018 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. The 2018 rate reflects the impacts of the valuation allowance release through continuing operations, relating to the gain on pension and other postretirement benefits, creating a tax benefit with the offsetting tax expense reflected in OCI, a tax benefit on the deferred taxes related to the partial impairment of the Kenmore trade name and the Tax Cuts and Jobs Act, including the federal tax rate of 21%, the effect of taxes on foreign earnings and changes to previously deductible expenses. The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting in accordance with accounting standards applicable to income taxes. We made reasonable estimates of certain effects of the Tax Act and recorded provisional adjustments for fiscal 2017 which we will continue to refine throughout fiscal 2018. In addition, the second quarter of 2018 was positively impacted by the reversal of deferred taxes related to indefinite-life assets associated with property sales and negatively impacted by foreign branch taxes and state income taxes. During the first quarter of 2017, the Company realized a significant tax benefit on the reversal of deferred taxes related to the Craftsman Sale. In addition, during the second quarter of 2017, the Company realized a tax benefit on the reversal of deferred taxes related to indefinite-life assets associated with property sold during the quarter.
26-week period ended August 4, 2018 compared to the 26-week period ended July 29, 2017
Revenues and Comparable Store Sales
Total revenues decreased $2.4 billion to $6.1 billion for the first half of 2018, as compared to revenues of $8.5 billion for the first half of 2017, primarily driven by the decrease in merchandise sales of $2.1 billion. The decrease in revenue was primarily driven by the effect of having fewer Kmart and Sears Full-line stores in operation, which accounted for $1.6 billion of the decline, as well as a decrease in comparable store sales of 8.2% during the first half of 2018, which accounted for $391 million of the revenue decline. Services and other revenues declined $301 million during the first half of 2018 as compared to the first half of 2017, primarily driven by a decline in service-related revenues of approximately $161 million, as well as a decline in revenues from SHO of approximately $141 million during the first half of 2018 compared to the first half of 2017.
Kmart comparable store sales decreased 7.1%, primarily driven by declines experienced in the pharmacy, grocery & household, drugstore and sporting good categories. Kmart did experience positive comparable stores sales in several categories including apparel, toys, jewelry and footwear. Sears Domestic comparable store sales decreased 8.9%, primarily driven by decreases in the home appliances, lawn & garden, mattresses and consumer electronics

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

categories, as well as declines at Sears Auto Centers. Sears Domestic also experienced positive comparable store sales in several categories including apparel and jewelry.
Gross Margin
Total gross margin decreased $596 million to $1.3 billion for the first half of 2018, as compared to the prior year, primarily due to the above noted decline in sales, as well as a decline in gross margin rate for merchandise sales. Gross margin for the first half of 2018 included charges related to store closures of $52 million, compared to $104 million for the first half of 2017. Gross margin for the first half also included credits of $34 million and $40 million in 2018 and 2017, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
As compared to the prior year period, Kmart's gross margin rate for the first half of 2018 improved 30 basis points, while Sears Domestic's gross margin rate declined 190 basis points. Gross margin for Kmart and Sears Domestic were negatively impacted by expenses associated with store closures. Excluding the impact of significant items noted in the Adjusted EBITDA tables, Kmart's gross margin rate would have declined 160 basis points, while Sears Domestic's gross margin rate would also have declined 160 basis points. The decline in Kmart's gross margin rate was primarily driven by apparel, grocery & household and drugstore categories, partially offset by an improvement in the pharmacy category. The decline in Sears Domestic's gross margin rate was primarily driven by rate declines in the apparel and home appliances categories.
In addition, as a result of the Seritage and JV transactions, the first half of 2018 and 2017 included additional rent expense of approximately $61 million and $89 million, respectively. Due to the structure of the leases, we expect that our cash rent obligations to Seritage and the joint venture partners will decline, over time, as space in these stores is recaptured. From the inception of the Seritage transaction to the end of our second quarter, we have received recapture notices on 64 properties and also exercised our right to terminate the lease on 75 properties.
Selling and Administrative Expenses
Selling and administrative expenses decreased $574 million in the first half of 2018 compared to the first half of 2017, as expense reductions were realized as a result of the strategic actions to improve our operational efficiencies and reduce costs.
The first half of 2018 and 2017 included significant items related to store closings and severance, items associated with an insurance transaction, natural disasters, legal matters and transaction costs associated with strategic initiatives which aggregated to expense of $108 million and $91 million, respectively. Excluding these items, selling and administrative expenses in 2018 declined $591 million from the first half of the prior year primarily due to a decrease in payroll expense. In addition, advertising expense also declined as we shift away from traditional advertising to use of Shop Your Way points, which is included within gross margin.
Our selling and administrative expense rate was 29.1% for the first half of 2018, compared to 27.7% in the prior year, and increased as the decrease in expenses noted above was more than offset by the decline in revenues.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

Depreciation and Amortization
Depreciation and amortization expense decreased by $37 million in the first half of 2018 to $133 million, primarily due to having fewer assets to depreciate.
Impairment Charges
We recorded impairment charges of $91 million during the first half of 2018, which included impairment of $69 million related to the Kenmore trade name, as well as $22 million related to the impairment of long-lived assets. We recorded impairment charges of $20 million during the first half of 2017, related to the impairment of long-lived assets. Impairment charges recorded are described further in Note 3 of Notes to Condensed Consolidated Financial Statements.
Gain on Sales of Assets
We recorded total gains on sales of assets of $268 million and $1.1 billion for the first half of 2018 and 2017, respectively. The gains recorded during 2018 included gains of $157 million recognized on the sale or amendment and lease termination of 43 locations, $68 million as a result of recapture and lease termination activity and $21 million that was previously deferred for three stores that qualified for sales recognition and sale-leaseback accounting. The gains recorded during 2017 included a gain of $492 million recognized on the Craftsman Sale, in addition to $386 million recognized on the sale of 12 Sears Full-line stores and two Kmart stores and $118 million of gains as a result of recapture and lease termination activity and two stores that qualified for sales recognition and sale-leaseback accounting in the first half. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Income (Loss)
The Company reported an operating loss of $419 million in the first half of 2018 as compared to operating income of $490 million in the first half of 2017. Operating loss for the first half of 2018 and operating income for the first half of 2017 included significant items, as noted in the Adjusted EBITDA tables, which aggregated to operating expense of $126 million and $155 million, respectively. Both 2018 and 2017 also included charges related to impairments, as well as gains on sales of assets. Taking these significant items into consideration, the increase in operating loss in 2018 was primarily driven by the overall decline in gross margin noted above, partially offset by the decrease in selling and administrative expenses.
Interest and Investment Gain (Loss)
We recorded an interest and investment gain of $3 million during the first half of 2018 compared to a loss of $14 million during the first half of 2017. The first half of 2017 included a loss of $17 million related to our equity investment in Sears Canada.
Income Taxes
Our effective tax rate for the first half of 2018 was a benefit rate of 1.1% compared to a benefit rate of 92.5% for the first half of 2017. The application of the requirements for accounting for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense and pretax income. Our tax rate in 2018 continues to reflect the effect of not recognizing the benefit of current period losses in certain domestic jurisdictions where it is not more likely than not that such benefits would be realized. The 2018 rate reflects the impacts of the valuation allowance release through continuing operations, relating to the gain on pension and other postretirement benefits, creating a tax benefit with the offsetting tax expense reflected in OCI, a tax benefit on the deferred taxes related to the partial impairment of the Kenmore trade name and the Tax Cuts and Jobs Act, including the federal tax rate of 21%, the effect of taxes on foreign earnings and changes to previously deductible expenses. The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting in accordance with accounting standards applicable to income taxes. We made reasonable estimates of certain effects

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

of the Tax Act and recorded provisional adjustments for fiscal 2017 which we will continue to refine throughout fiscal 2018. In addition, the first half of 2018 was positively impacted by the reversal of deferred taxes related to indefinite-life assets associated with property sales and negatively impacted by foreign branch taxes and state income taxes. During the first half of 2017, the Company realized a significant tax benefit on the reversal of deferred taxes related to the Craftsman Sale.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

SEGMENT OPERATIONS
The following discussion of our business segment results is organized into two reportable segments: Kmart and Sears Domestic.
Kmart
Kmart results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Total revenues	$840	$1,442	$1,637	$2,889

Cost of sales, buying and occupancy	680	1,162	1,324	2,346
Gross margin dollars	160	280	313	543
Gross margin rate	19.0%	19.4%	19.1%	18.8%

Selling and administrative	192	323	443	715
Selling and administrative expense as a percentage of total revenues	22.9%	22.4%	27.1%	24.7%
Depreciation and amortization	9	14	18	27
Impairment charges	—	3	6	8
Gain on sales of assets	(25)	(79)	(65)	(676)
Total costs and expenses	856	1,423	1,726	2,420
Operating income (loss)	$(16)	$19	$(89)	$469
Adjusted EBITDA	$(34)	$(1)	$(106)	$(100)
Number of stores			360	610
13-week period ended August 4, 2018 compared to the 13-week period ended July 29, 2017
Revenues and Comparable Store Sales
For the quarter, Kmart's revenues decreased by $602 million to $840 million in 2018, primarily due to the effect of having fewer stores in operation, which accounted for approximately $536 million of the decline, as well as the decrease in comparable store sales of 3.7%, which accounted for approximately $34 million of the decline.
The decline in comparable store sales for the quarter was primarily driven by declines in the pharmacy, grocery & household and drugstore categories. Kmart also experienced positive comparable store sales in several categories including apparel, toys and footwear.
Gross Margin
For the quarter, Kmart generated total gross margin dollars of $160 million in 2018 compared to $280 million in 2017. Gross margin for the second quarter included charges of $17 million and $68 million in 2018 and 2017, respectively, related to store closures. Gross margin for the second quarter also included credits of $3 million and $2 million in 2018 and 2017, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
Kmart's gross margin rate for the quarter declined 40 basis points to 19.0% in 2018 from 19.4% in 2017. Excluding the impact of significant items recorded in gross margin during the quarter, Kmart's gross margin rate would have declined 330 basis points. The decline in Kmart's gross margin rate was primarily due to lower margins in the apparel, grocery & household and drugstore categories, partially offset by an improvement in the pharmacy

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

category. Kmart experienced an increase in promotional activity during the second quarter of 2018 compared to the prior year quarter, including an increase in Shop Your Way points.
In addition, as a result of the Seritage and JV transactions, the second quarter of 2018 and 2017 included additional rent expense of approximately $4 million and $5 million, respectively.
Selling and Administrative Expenses
For the quarter, Kmart's selling and administrative expenses decreased $131 million in 2018 as compared to the second quarter in 2017. Selling and administrative expenses for the second quarter of 2018 and 2017 were impacted by significant items related to store closures, as well as legal matters, which aggregated to income of $16 million in 2018 and $24 million in 2017. Excluding these items, selling and administrative expenses decreased $139 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate for the quarter was 22.9% in 2018 and 22.4% in 2017 and increased due to the decline in revenues, partially offset by the overall decrease in expenses noted above.
Gain on Sales of Assets
Kmart recorded a total gain on sales of assets for the quarter of $25 million and $79 million in 2018 and 2017, respectively, which were primarily a result of several real estate transactions. The gains recorded in the second quarter of 2018 included gains of $23 million recognized on the sale or amendment and lease termination of three locations. The gains recorded in the second quarter of 2017 included $12 million recognized on the sale of one Kmart store and $3 million of gains as a result of recapture activity. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Income (Loss)
For the quarter, Kmart recorded an operating loss of $16 million and operating income of $19 million in 2018 and 2017, respectively. Operating loss for the second quarter of 2018 included significant items, as noted in the Adjusted EBITDA tables, which aggregated to operating income of $2 million, while operating income for the second quarter of 2017 included significant items, as noted in the Adjusted EBITDA tables, which aggregated to operating expense of $42 million. Both 2018 and 2017 also included charges related to impairments, as well as gains on sales of assets. Taking these significant items into consideration, the increase in Kmart's operating loss in 2018 was primarily driven by the decline in Kmart's gross margin noted above, partially offset by a decrease in selling and administrative expenses.
26-week period ended August 4, 2018 compared to the 26-week period ended July 29, 2017
Revenues and Comparable Store Sales
For the first half of 2018, Kmart's revenues decreased by $1.3 billion to $1.6 billion, primarily due to the effect of having fewer stores in operation, which accounted for approximately $1.1 billion of the decline, as well as the decrease in comparable store sales, which accounted for approximately $130 million of the decline.
Comparable store sales decreased 7.1%, primarily driven by declines experienced in the pharmacy, grocery & household, drugstore and sporting good categories. Kmart did experience positive comparable stores sales in several categories including apparel, toys, jewelry and footwear.
Gross Margin
For the first half of 2018, Kmart generated $313 million in gross margin compared to $543 million in the first half of 2017. The decrease in Kmart's gross margin dollars is due to a decrease in revenues, as well as a decrease in gross margin rate. Gross margin for the first half of the year included charges of $14 million and $78 million in 2018 and 2017, respectively, related to store closures. Gross margin for the first half of the year also included credits of $5 million and $6 million in 2018 and 2017, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

Kmart's gross margin rate for the first half of the year improved 30 basis points to 19.1% in 2018 from 18.8% in 2017. Excluding the impact of significant items recorded in gross margin during the first half of the year, Kmart's gross margin rate would have declined 160 basis points primarily driven by apparel, grocery & household and drugstore categories, partially offset by an improvement in the pharmacy category.
In addition, as a result of the Seritage and JV transactions, the first half of 2018 and 2017 included additional rent expense of approximately $8 million and $11 million, respectively.
Selling and Administrative Expenses
For the first half of 2018, Kmart's selling and administrative expenses decreased $272 million as compared to the first half of 2017. Selling and administrative expenses for the first half of 2018 and 2017 were impacted by significant items related to store closings and severance, as well as legal matters, which aggregated to expense of $15 million in 2018 and $0 million in 2017. Excluding these items, selling and administrative expenses decreased $287 million primarily due to decreases in payroll and advertising expenses.
Kmart's selling and administrative expense rate for the first half was 27.1% and 24.7% in 2018 and 2017, respectively, and increased primarily due to the decline in revenues, partially offset by the overall decrease in expenses noted above.
Gain on Sales of Assets
Kmart recorded a total gain on sales of assets for the first half of $65 million and $676 million in 2018 and 2017, respectively. The gains recorded in the first half of 2018 included gains of $40 million recognized on the sale or amendment and lease termination of 12 locations. The gains recorded in the first half of 2017 included a gain of $492 million recognized on the Craftsman Sale, in addition to $40 million recognized on the sale of two Kmart stores and $30 million of gains as a result of recapture and lease termination activity. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Income (Loss)
For the first half of the year, Kmart recorded an operating loss of $89 million in 2018, compared to operating income of $469 million in 2017. Operating loss for the first half of 2018 and operating income for the first half of 2017 included significant items, as noted in the Adjusted EBITDA tables, which aggregated to operating expense of $24 million in 2018 and $72 million in 2017. Both 2018 and 2017 also included charges related to impairments, as well as gains on sales of assets. Taking these significant items into consideration, the increase in Kmart's operating loss in 2018 was primarily driven by the decline in Kmart's gross margin noted above, partially offset by a decrease in selling and administrative expenses.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

Sears Domestic
Sears Domestic results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
millions, except number of stores	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Total revenues	$2,342	$2,836	$4,436	$5,588

Cost of sales, buying and occupancy	1,800	2,144	3,442	4,228
Gross margin dollars	542	692	994	1,360
Gross margin rate	23.1%	24.4%	22.4%	24.3%

Selling and administrative	672	800	1,327	1,629
Selling and administrative expense as a percentage of total revenues	28.7%	28.2%	29.9%	29.2%
Depreciation and amortization	57	69	115	143
Impairment charges	77	2	85	12
Gain on sales of assets	(78)	(301)	(203)	(445)
Total costs and expenses	2,528	2,714	4,766	5,567
Operating income (loss)	$(186)	$122	$(330)	$21
Adjusted EBITDA	$(78)	$(65)	$(231)	$(186)
Number of:
Full-line stores			482	619
Specialty stores			24	21
Total Sears Domestic Stores			506	640
13-week period ended August 4, 2018 compared to the 13-week period ended July 29, 2017
Revenues and Comparable Store Sales
For the quarter, Sears Domestic's revenues decreased by $494 million to $2.3 billion. The decline in revenue was primarily driven by the effect of having fewer Full-line stores in operation, which accounted for approximately $288 million of the decline, as well as a decrease in comparable store sales of 4.0%, which accounted for $58 million of the decline. Sears Domestic's revenues also included a decline in service-related revenues of approximately $70 million, as well as a decline in revenues from SHO of approximately $65 million.
The decline in comparable store sales for the quarter was primarily driven by decreases in the home appliances, mattresses, and consumer electronics categories, as well as declines at Sears Auto Centers. Sears Domestic also experienced positive comparable store sales in several categories including apparel, footwear and jewelry.
Gross Margin
For the quarter, Sears Domestic generated gross margin dollars of $542 million in 2018, compared to $692 million in 2017. Gross margin for the second quarter included charges of $26 million and $21 million in 2018 and 2017, respectively, related to store closures. Gross margin for the second quarter also included credits of $13 million and $17 million in 2018 and 2017, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
Sears Domestic's gross margin rate for the quarter declined 130 basis points to 23.1% in 2018 from 24.4% in 2017. Excluding the impact of significant items recorded in gross margin during the quarter, Sears Domestic's gross margin rate would have declined 80 basis points primarily due to the gross margin rate decline in the home

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

appliances category. Sears Domestic experienced an increase in promotional activity during the second quarter of 2018 compared to the prior year quarter, including an increase in Shop Your Way points.
In addition, as a result of the Seritage and JV transactions, the second quarter of 2018 and 2017 included additional rent expense of approximately $25 million and $39 million, respectively.
Selling and Administrative Expenses
For the quarter, Sears Domestic's selling and administrative expenses decreased $128 million in 2018 as compared to the prior year. Selling and administrative expenses for the second quarter of 2018 and 2017 were impacted by significant items related to store closures and severance, items associated with natural disasters and transaction costs associated with strategic initiatives, which aggregated to expense of $39 million and $39 million, respectively. Excluding these items, selling and administrative expenses decreased $128 million primarily due to decreases in payroll expense and advertising expenses.
Sears Domestic's selling and administrative expense rate for the quarter was 28.7% in 2018 and 28.2% in 2017 and increased primarily due to the decline in revenues, as well as the overall increase in expenses noted above.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets for the quarter of $78 million and $301 million in 2018 and 2017, respectively. The gains recorded in the second quarter of 2018 included gains of $48 million recognized on the sale or amendment and lease termination of 18 locations and $28 million as a result of recapture and lease termination activity. The gains recorded in the second quarter of 2017 included $250 million recognized on the sale of nine Sears Full-line stores and $50 million of gains as a result of recapture activity and one store that qualified for sales recognition and sale-leaseback accounting in the second quarter. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Income (Loss)
For the quarter, Sears Domestic reported an operating loss of $186 million and operating income of $122 million in 2018 and 2017, respectively. Sears Domestic's operating loss for the second quarter of 2018 and operating income for the second quarter of 2017 included significant items, as noted in the Adjusted EBITDA tables, which aggregated to operating expense of $52 million and $43 million, respectively. Both 2018 and 2017 also included charges related to impairments, as well as gains on sales of assets. Taking these significant items into consideration, the increase in operating loss at Sears Domestic in 2018 was primarily driven by the decline in gross margin noted above, partially offset by a decrease in selling and administrative expenses.
26-week period ended August 4, 2018 compared to the 26-week period ended July 29, 2017
Revenues and Comparable Store Sales
For the first half of 2018, Sears Domestic's revenues decreased by $1.2 billion to $4.4 billion. The decline in revenue was primarily driven by the effect of having fewer Full-line stores in operation, which accounted for approximately $534 million of the decline, as well as a decrease in comparable store sales of 8.9%, which accounted for approximately $261 million of the decline. Sears Domestic's revenues also included a decline in service-related revenues of approximately $161 million, as well as a decline in revenues from SHO of approximately $141 million.
Comparable store sales for the first half of 2018 declined primarily driven by decreases in the home appliances, lawn & garden, mattresses and consumer electronics categories, as well as declines at Sears Auto Centers. Sears Domestic also experienced positive comparable store sales in several categories including apparel and jewelry.
Gross Margin
For the first half of the year, Sears Domestic generated gross margin dollars of $1.0 billion and $1.4 billion in 2018 and 2017, respectively. Gross margin for the first half of the year included charges of $38 million and $26 million in 2018 and 2017, respectively, related to store closures. Gross margin for the first half of 2018 and 2017 also included

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

credits of $29 million and $34 million, respectively, related to the amortization of the deferred gain on sale of assets associated with the Seritage transaction.
Sears Domestic's gross margin rate for the first half of the year declined 190 basis points to 22.4% in 2018 from 24.3% in 2017. Excluding the impact of significant items recorded in gross margin during the first half of 2018 and 2017, Sears Domestic's gross margin rate would have declined 160 basis points primarily due to rate declines in the apparel and home appliances categories.
In addition, as a result of the Seritage and JV transactions, the first half of 2018 and 2017 included additional rent expense of approximately $53 million and $78 million, respectively.
Selling and Administrative Expenses
For the first half of the year, Sears Domestic's selling and administrative expenses decreased $302 million in 2018 as compared to the prior year. Selling and administrative expenses for the first half of 2018 and 2017 were impacted by significant items related to store closures and severance, items associated with an insurance transaction, natural disasters and transaction costs associated with strategic initiatives, which aggregated to expense of $93 million and $91 million, respectively. Excluding these items, selling and administrative expenses decreased $304 million in the first half of 2018 primarily due to decreases in payroll and advertising expenses.
Sears Domestic's selling and administrative expense rate for the first half of the year was 29.9% in 2018 and 29.2% in 2017 and increased as a result of the decline in revenues, partially offset by the overall decrease in expenses noted above.
Depreciation and Amortization
Depreciation and amortization expense decreased by $28 million in the first half of 2018 to $115 million, primarily due to having fewer assets to depreciate.
Gain on Sales of Assets
Sears Domestic recorded a total gain on sales of assets of $203 million and $445 million for the first half of 2018 and 2017, respectively. The gains recorded in the first half of 2018 included gains of $117 million recognized on the sale or amendment and lease termination of 31 locations, $68 million as a result of recapture and lease termination activity and $21 million that was previously deferred for three stores that qualified for sales recognition and sale-leaseback accounting. The gains recorded in the first half of 2017 included gains of $346 million recognized on the sale of 12 Sears Full-line stores and $88 million of gains as a result of recapture and lease termination activity and two stores that qualified for sales recognition and sale-leaseback accounting in the first half. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of the gain on sales of assets.
Operating Income (Loss)
For the first half of the year, Sears Domestic reported an operating loss of $330 million and operating income of $21 million in 2018 and 2017, respectively. Sears Domestic's operating loss for the first half of 2018 and operating income for the first half of 2017 included significant items, as noted in the Adjusted EBITDA tables, which aggregated to operating expense of $102 million and $83 million, respectively. Both 2018 and 2017 also included charges related to impairments, as well as gains on sales of assets. Taking these significant items into consideration, the operating loss in 2018 was primarily driven by the decline in gross margin noted above, partially offset by a decrease in selling and administrative expenses.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
Cash Balances
Our cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Our cash balances as of August 4, 2018, July 29, 2017 and February 3, 2018 are detailed in the following table.

millions	August 4, 2018	July 29, 2017	February 3, 2018
Cash and cash equivalents	$110	$121	$113
Cash posted as collateral	5	4	4
Credit card deposits in transit	78	87	65
Total cash and cash equivalents	193	212	182
Restricted cash	248	230	154
Total cash balances	$441	$442	$336
We had total cash balances of $441 million at August 4, 2018, compared to $442 million at July 29, 2017 and $336 million at February 3, 2018.
At various times, we have posted cash collateral for certain outstanding letters of credit and self-insurance programs. Such cash collateral is classified within cash and cash equivalents given that we have the ability to substitute letters of credit at any time for this cash collateral and it is therefore readily available to us. Our invested cash may include, from time to time, investments in, but not limited to, commercial paper, federal, state and municipal government securities, floating-rate notes, repurchase agreements and money market funds. Cash amounts held in these short-term investments are readily available to us. Credit card deposits in transit include deposits in transit from banks for payments related to third-party credit card and debit card transactions. The Company classifies cash balances that are legally restricted pursuant to contractual arrangements as restricted cash. The restricted cash balance relates to amounts deposited into an escrow for the benefit of our pension plans at each of August 4, 2018, July 29, 2017 and February 3, 2018.
We classify outstanding checks in excess of funds on deposit within other current liabilities and reduce cash balances when these checks clear the bank on which they were drawn. Outstanding checks in excess of funds on deposit were $66 million, $61 million and $74 million as of August 4, 2018, July 29, 2017 and February 3, 2018, respectively.
Operating Activities
During the first half of 2018, we used net cash in operating activities of $1.0 billion compared to $1.1 billion in the first half of 2017. Our primary source of operating cash flows is the sale of goods and services to customers, while the primary use of cash in operations is the purchase of merchandise inventories and the payment of operating expenses. We used less cash in operations for the first half of 2018 compared to the prior year primarily due to declines in merchandise payables and other liabilities, partially offset by a reduction in merchandise inventories. In addition, the Company received $425 million from Citibank pursuant to the Amendment as discussed in Note 1 of Notes to Condensed Consolidated Financial, and made payments of $208 million in connection with a commercial arrangement related to our insurance program.
Merchandise inventories were $2.7 billion and $3.4 billion at August 4, 2018 and July 29, 2017, respectively, while merchandise payables were $487 million and $670 million at August 4, 2018 and July 29, 2017, respectively. Our merchandise inventory balances at August 4, 2018 decreased approximately $719 million from the prior year third quarter due to both store closures and improved productivity. Sears Domestic inventory decreased in virtually all categories, with the most notable decreases in the apparel, tools and outdoor living categories. Kmart inventory also decreased in virtually all categories, with the most notable decreases in the apparel, drugstore, home, pharmacy and grocery & household categories.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

Investing Activities
During the first half of 2018, we generated net cash flows from investing activities of $290 million, which consisted of cash proceeds from the sale of properties and investments of $322 million, partially offset by cash used for capital expenditures of $32 million. During the first half of 2017, we generated net cash flows from investing activities of $1.4 billion, which consisted of cash proceeds from the Craftsman Sale of $572 million, from the sale of properties and investments of $569 million and from the sale of receivables of $293 million, partially offset by cash used for capital expenditures of $41 million.
Financing Activities
For the first half of 2018, we generated net cash flows from financing activities of $851 million, which primarily consisted of proceeds of $513 million from borrowings under the Mezzanine Loan Agreement, $287 million of additional borrowings from the 2017 Secured Loan Facility, which includes an additional $186 million of borrowings under the Consolidated Secured Loan facility, $200 million from the Secured Loan and $125 million from the FILO Loan, as well as an increase in short-term borrowings of $389 million. These proceeds were partially offset by repayments of debt of $869 million, primarily repayments of amounts outstanding under the Company's Term Loan, the 2016 Secured Loan Facility, the Secured Loan, the 2017 Secured Loan Facility, the Line of Credit Loans and the Term Loan Facility. During the first half of 2017, we used net cash flows in financing activities of $99 million, which primarily consisted of repayments of debt of $717 million, primarily repayments of amounts outstanding under the Company's term loan, the 2016 Secured Loan Facility and the 2017 Secured Loan Facility, partially offset by proceeds of $330 million from the Line of Credit Loans, as well as an increase in short-term borrowings of $216 million.
Liquidity
We need liquidity to fund both working capital requirements of our businesses and necessary capital expenditures as well as to be available for general corporate purposes, including debt repayments and pension plan contributions. We have experienced losses and negative cash flows for a number of years and while we continue to focus on our overall profitability, including managing expenses, we have continued to incur operating losses in the second quarter and first half of 2018, and continued to fund cash used in operating activities with cash from investing and financing activities. In addition, we will be required to fund a debt payment of $134 million during October 2018, in addition to $668 million of other debt maturing in the next twelve months.
Recent Sources of Incremental Liquidity
The Company has taken a number of actions to support its ongoing transformation efforts, while continuing to support its operations and meet its obligations in light of the incurred losses and negative cash flows from operations experienced over the past several years. These actions can be broadly broken down into three categories: (i) financing transactions; (ii) asset sales; and (iii) operational streamlining, including store closings. These financing activities have included the completion of various secured and unsecured financing transactions, the extension of the maturity of certain of our indebtedness, and the amendment to other terms of certain of our indebtedness to increase our overall financial flexibility. The actions relative to our assets have included transactions to monetize the value of certain assets such as the sale of the Craftsman brand to Stanley Black & Decker in the first quarter of 2017 for consideration consisting of upfront cash payments and a future royalty stream, sales of properties and investments for proceeds of $1.1 billion in fiscal 2017, and an amendment to our credit card program agreement with Citibank, N.A. which resulted in a payment to the Company of $425 million during the second quarter of 2018. Streamlining actions have included a restructuring program announced at the beginning of 2017 (which produced cost savings during that year and into 2018) and the closure of 137 stores during 2018, and an additional 149 stores that will close during the second half of 2018. The Company intends to take further actions to streamline operations in 2018 to achieve additional cost reductions unrelated to store closures.
In addition to previous actions taken, the Company may access other sources of liquidity to support its operations. For instance, we are permitted to obtain longer-term secured financing maturing outside of the maturity date of our domestic credit facility which would not be subject to borrowing base limitations (see Note 2 of Notes to Consolidated Financial Statements). Other options which may be available to us, which we will evaluate and seek to

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

execute as appropriate, include refinancing existing debt, borrowing against facilities in place with availability and additional real estate loans against unencumbered properties, which we have successfully executed in the past.
Asset Monetization
A special committee of the board of directors (the "Board") of the Company (the "Special Committee") is overseeing a formal process to explore the sale of our Kenmore brand and related assets, the Sears Home Improvement Products business of the Sears Home Services division and the Parts Direct business of the Sears Home Services division (collectively, the "Sale Assets"). As previously reported, the Board received a letter from ESL Investments, Inc. ("ESL") expressing the view that the Company should pursue a divestiture of the Sale Assets in order to maximize their value, and expressing interest in participating as a purchaser of all or a portion of the Sale Assets should the Company do so. The Board established the Special Committee, which consists solely of independent directors, and is advised by independent advisors, to evaluate any proposals that may be received from ESL with respect to the Sale Assets, to actively solicit third-party interest in the Sale Assets, and to explore any other alternatives with respect to the Sale Assets that may maximize value for the Company. On August 14, 2018 the Special Committee received a non-binding proposal letter from ESL to acquire the Kenmore brand and related assets and the Sears Home Improvement Products business of the Sears Home Services division, each subject to various conditions including obtaining debt financing, and, in the case of Kenmore, obtaining equity financing on terms acceptable to ESL. The Special Committee is evaluating the proposal, and potentially other proposals as part of its formal process.
We also continue to explore ways to unlock value across a range of other assets and to maximize the value of our Sears Home Services, Innovel and Sears Auto Centers businesses, as well as our DieHard brand, through partnerships, sales or other means of externalization that could expand distribution of our brands and service offerings.
Our efforts also continue to right-size, redeploy and highlight the value of our assets, including monetizing our real estate portfolio, as we look to de-lever our balance sheet, provide liquidity and continue in our transition from an asset intensive, historically "store-only" based retailer to a more asset light, integrated membership-focused company.
Actions to Address Liquidity Needs
The following actions, which are intended to fund liquidity needs over the next twelve months, are in various stages of completion as of the date of this filing. We believe these actions, some of which we expect, subject to our governance processes, including the process being overseen by the Special Committee, to include related party participation and funding and, in the case of Sale Assets that are sold to ESL, subject to approval by a majority of the disinterested stockholders of Holdings, if completed, would be sufficient to satisfy our liquidity needs for the next twelve months from the issuance of the financial statements.

•	Sales of properties securing the remaining principal amount of the Secured Loans to fund the repayment of such Secured Loans;

•	Additional borrowings under the Mezzanine Loan Agreement, Term Loan Facility and the Consolidated Secured Loan Facility;

•	Monetization of the Sale Assets;

•	Extension of maturities beyond September 2019 of Line of Credit Loans under the Second Lien Credit Agreement;

•	Additional borrowings secured by real estate assets, borrowings under the short-term basket, or other borrowings;

•	Amendments to the terms of certain of our financing arrangements, including to allow interest on some of our debt to paid-in-kind;

•	Further evaluation and right-sizing of our store base, including evaluation of our business categories; and

•	Further restructurings to help manage expenses and improve profitability, including additional store closures and the accomplishments of our planned cost savings initiatives.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

While we believe that completion of these actions would be sufficient to satisfy our liquidity needs for the next twelve months from the issuance of the financial statements, these actions have not been fully executed as of the date of this report and certain of the actions have not received necessary approvals (including but not limited to approval of the Special Committee and approval of a majority of the disinterested stockholders of the Company in the case of certain proposed transactions with ESL), and/or are at too early of a stage in the process to be considered probable of occurring under applicable accounting guidance as of the date of this report. Accordingly, because we cannot at this time conclude that these actions are probable of occurring under such accounting standards, substantial doubt is deemed to exist about our ability to continue as a going concern. The Company continues to move forward with these proposed actions, including the process being overseen by the Special Committee, and discussions with lenders, in order to complete these actions. The Company believes that completion of these actions, or in some cases substantial progress towards such completion, would alleviate or eliminate the substantial doubt. The Company will continue to reevaluate this assessment.
The PPPFA contains certain limitations on our ability to sell assets, including the Kenmore brand and related assets, which could impact our ability to complete asset sale transactions or our ability to use proceeds from those transactions to fund our operations. Therefore, the analysis of liquidity needs includes consideration of the applicable restrictions under the PPPFA and the ability to utilize related party borrowings to provide liquidity when there are short-term delays in the closing of transactions.
The success of the foregoing actions is subject to various risks, uncertainties and other factors, including market conditions, interest in specific assets and our ability to close the sales of assets at valuations and within time frames that are acceptable to us, our ability to effectively and timely execute the above actions to improve the operating performance of our businesses and, in certain cases, the approval and participation of third parties, including our creditors and the PBGC.
If we continue to experience operating losses and we are not able to generate additional liquidity through the actions described above or through some combination of other actions, then our liquidity needs may exceed availability under our Amended Domestic Credit Agreement, our second lien line of credit loan facility and our other existing facilities, and we might need to secure additional sources of funds, which may or may not be available to us. A failure to secure such additional funds could cause us to be in default under the Amended Domestic Credit Agreement or other financing agreement. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Moreover, if the borrowing base (as calculated pursuant to our outstanding second lien debt) falls below the principal amount of such second lien debt plus the principal amount of any other indebtedness for borrowed money that is secured by liens on the collateral for such debt on the last day of any two consecutive quarters, it could trigger an obligation to repurchase our New Senior Secured Notes in an amount equal to such deficiency. As of August 4, 2018, our borrowing base was below the above threshold, and if our borrowing base is below the above threshold at the end of our third quarter of 2018, it would trigger an obligation to repurchase or repay second lien debt, in an amount equal to the excess of our funded debt secured by liens on our inventory as of November 3, 2018 over the borrowing base. If we fail to make such repurchase or repayment, we would be in violation of our covenants under our Second Lien Credit Agreement and the indenture relating to our New Senior Secured Notes.
Our outstanding borrowings at August 4, 2018, July 29, 2017 and February 3, 2018 were as follows:

millions	August 4, 2018	July 29, 2017	February 3, 2018
Short-term borrowings:
Secured borrowings	$660	$216	$271
Line of credit loans	570	330	500
Incremental loans	—	—	144
Secured loan	24	—	—
Long-term debt, including current portion:
Notes and debentures outstanding	3,639	3,360	3,145
Capitalized lease obligations	61	97	72
Total borrowings	$4,954	$4,003	$4,132

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

We fund our peak sales season working capital needs through our domestic revolving credit facility and commercial paper markets and secured short-term debt.

	13 Weeks Ended		26 Weeks Ended
millions	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Secured borrowings:
Maximum daily amount outstanding during the period	$937	$629	$937	$629
Average amount outstanding during the period	703	524	600	366
Amount outstanding at period-end	660	216	660	216
Weighted average interest rate	6.9%	6.0%	6.8%	6.0%

Unsecured commercial paper:
Maximum daily amount outstanding during the period	$31	$160	$50	$160
Average amount outstanding during the period	3	56	9	39
Amount outstanding at period-end	—	—	—	—
Weighted average interest rate	12.8%	8.3%	12.3%	8.2%

Line of credit loans:
Maximum daily amount outstanding during the period	$570	$330	$570	$330
Average amount outstanding during the period	557	54	558	27
Amount outstanding at period-end	570	330	570	330
Weighted average interest rate	11.4%	9.0%	11.2%	9.0%
See the following sections in Note 2 of Notes to Condensed Consolidated Financial for information about our domestic revolving credit facility and commercial paper markets and secured short-term debt: "Domestic Credit Agreement" (which includes a discussion of our Term Loan and 2016 Term Loan), "Letter of Credit Facility," "Consolidated Secured Loan Facility," "2017 Secured Loan Facility," "2016 Secured Loan Facility," "Second Lien Credit Agreement," "Old Senior Secured Notes and New Senior Secured Notes," "Old Senior Unsecured Notes and New Senior Unsecured Notes," and "Wholly-owned Insurance Subsidiary and Intercompany Securities."
Intangible Asset Impairment Assessment
We continue to monitor our performance and further indefinite-lived intangible impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry, deterioration in our performance or our future projections, if actual results are not consistent with our estimates and assumptions used in our impairment assessments, or changes in our plans for one or more indefinite-lived intangible assets, including changes that occur as a result of the formal process of the Special Committee to explore the sale of the Sale Assets, such as if the Special Committee were to accept an offer for the acquisition of the Kenmore trade name at a price less than its carrying value. Further, our business is seasonal in nature, and we generate a higher portion of our revenues and operating cash flows during the fourth quarter of our fiscal year, which includes the holiday season. The intangible asset impairment analysis is particularly sensitive to changes in the projected revenue growth rate and the assumed weighted-average cost of capital. Changes to these key assumptions could result in revisions of management’s estimates of the fair value of the indefinite-lived intangible assets and could result in impairment charges in the future, which could be material to our results of operations.
Recent Accounting Pronouncements
See Part I, Item 1, "Financial Statements – Notes to Condensed Consolidated Financial Statements," Note 10 – "Recent Accounting Pronouncements," for information regarding new accounting pronouncements.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

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
The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: our ability to effectively and timely execute financing and asset sale transactions and other actions to enhance our financial flexibility and liquidity to successfully fund our transformation; changes in market conditions and our credit rating, which may continue to limit our access to capital markets and other financing sources and materially increase our borrowing costs; our ability to achieve cost savings initiatives; vendors' lack of willingness to do business with us or to provide acceptable payment terms or otherwise restricting financing to purchase inventory or services; our ability to effectively compete in a highly competitive retail industry; our ability of offer merchandise and services that our member and customers want; our ability to successfully implement our integrated retail strategy to transform our business into a member-centric retailer; our ability to successfully manage our inventory levels; initiatives to improve our liquidity through inventory management and other actions; the process being overseen by the Special Committee to explore the sale of the Sale Assets, including the result of any required vote of a majority of the disinterested stockholders of Holdings; the effect of worldwide economic conditions, an economic downturn, a renewed decline in customers' spending patterns, inflation and changing prices of energy; our failure to execute effective advertising efforts; the negative impact as a result of the recapture rights included in the Master Leases in connection with the Seritage transaction and the JV transactions; potential liabilities in connection with the separation of Sears Hometown and Outlet Stores and Lands' End or other asset transactions which may arise under fraudulent conveyance and transfer laws and legal capital requirements; the review and challenge of certain dividend payments received by us from Sears Canada, Inc. and other transactions involving Sears Canada, Inc.; disruptions to our computer systems which are used to implement our integrated retail strategy, process transactions, summarize results and otherwise manage our business; our ability to maintain the security of our members and customers, associate or company information; payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations; the impact of the seasonality of our business and customers spending patterns on the annual operating results; our dependence on sources outside the United States for significant amounts of our merchandise, which may be impacted by changes in U.S. and international trade regulations, including new or increased duties, tariffs, retaliatory tariffs, trade limitations and termination or renegotiation of the North American Free Trade Agreement; our reliance on third parties to provide us with services in connection with the administration of certain aspects of our business; impairment charges for goodwill and intangible assets or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other associates; the substantial influence exerted over the Company by affiliates of our Chairman and Chief Executive Officer, whose interests may diverge from other stockholders' interests; our ability to protect or preserve the image of our brands and our intellectual property rights; the effect of product safety concerns or claims concerning the services we offer; the outcome of pending and/or future legal proceedings, including shareholder litigation, changes in laws and government regulations, product liability, patent infringement and qui tam claims and proceedings with respect to which the parties have reached a preliminary settlement; the timing, amount and other risks related to the pension and postretirement benefit plan obligations; our failure to realize the anticipated benefits of the Craftsman sale; our failure to comply with federal, state, local and international laws; consumer spending impacted by weather conditions and natural disasters; the volatility of our stock price; and increases in employee wages and the cost of employee benefits.

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

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

SEARS HOLDINGS CORPORATION
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We face market risk exposure in the form of interest rate risk. This market risk arises from our debt obligations.
Interest Rate Risk
We manage interest rate risk through the use of fixed and variable-rate funding. All debt securities are considered non-trading. At August 4, 2018, 67% of our debt portfolio was variable rate. Based on the size of this variable rate debt portfolio at August 4, 2018, which totaled approximately $3.3 billion, an immediate 100 basis point change in interest rates would have affected annual pretax funding costs by $33 million. These estimates do not take into account the effect on income resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock we acquired during the second quarter of 2018. During the 13-week period ended August 4, 2018, we did not repurchase any shares of our common stock under our common share repurchase program. At August 4, 2018, we had approximately $504 million of remaining authorization under the program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Average Price Paid per Share for Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 6, 2018 to June 2, 2018	1,161	$2.28	—	$—
June 3, 2018 to July 7, 2018	—	—	—	—
July 8, 2018 to August 4, 2018	—	—	—	—
Total	1,161	$2.28	—	$—	$503,907,832

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

10.1
Third Amended and Restated Loan Agreement, dated as of June 4, 2018, among Sears Roebuck and Co., Kmart Stores of Illinois LLC, Kmart of Washington LLC, Kmart Corporation, SHC Desert Springs, LLC, Innovel Solutions, Inc., Sears Holdings Management Corporation, Maxserv, Inc., Troy Coolidge No. 13, LLC, Sears Development Co. and Big Beaver of Florida Development, LLC, collectively as borrower, and JPP, LLC and JPP II, LLC, collectively as initial lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 4, 2018, filed on June 4, 2018 (File No. 001-36693)).

10.2
Second Amendment to Credit Agreement, dated as of June 29, 2018, among SRC O.P. LLC, SRC Facilities LLC and SRC Real Estate (TX), LLC, as the borrowers, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 29, 2018, filed on July 6, 2018 (File No. 001-36693)).

10.3
Fifth Amendment to Mezzanine Loan Agreement, dated as of June 29, 2018, between SRC Sparrow 2 LLC, as borrower, and JPP, LLC, as administrative agent (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated June 29, 2018, filed on July 6, 2018 (File No. 001-36693)).

10.4
Fifth Amendment to Second Lien Credit Agreement, dated as of July 5, 2018, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, as borrowers, the subsidiaries of Sears Holdings Corporation party thereto, the lenders party thereto, and JPP, LLC, as administrative agent and collateral administrator (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated June 29, 2018, filed on July 6, 2018 (File No. 001-36693)).

*10.5
Clarification and Correction to Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of June 4, 2018, among Sears Holdings Corporation, Sears Roebuck Acceptance Corp. and Kmart Corporation, as borrowers, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto.

*10.6
Schedules, Exhibits and Amendments to the Amended and Restated Program Agreement, dated as of July 15, 2003, amended and restated as of November 3, 2003, by and among Sears, Roebuck and Co., Sears Brands Business Unit Corporation (as successor in interest to Sears Intellectual Property Management Company) and Citibank, N.A. (as successor in interest to Citibank (South Dakota), N.A., which was successor in interest to Citibank (USA, N.A.)) (1)

*10.7	Sixth Amendment to Mezzanine Loan Agreement, dated as of July 25, 2018, between SRC Sparrow 2 LLC, as borrower, and JPP, LLC, as administrative agent.

10.8
Amendment to Transaction Documents, dated as of August 30, 2018, by and among Sears Holdings Corporation, certain of its subsidiaries and Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated August 30, 2018, filed on September 4, 2018 (File No. 001-36693)).

10.9
Third Amendment to Credit Agreement, dated as of August 31, 2018, among SRC O.P. LLC, SRC Facilities LLC and SRC Real Estate (TX), LLC, as the borrowers, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated August 30, 2018, filed on September 4, 2018 (File No. 001-36693)).

*31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

E-1

SEARS HOLDINGS CORPORATION
EXHIBIT INDEX

*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2018, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 weeks ended August 4, 2018 and July 29, 2017; (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the 13 and 26 weeks ended August 4, 2018 and July 29, 2017; (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of August 4, 2018, July 29, 2017 and February 3, 2018; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 weeks ended August 4, 2018 and July 29, 2017; (v) the Condensed Consolidated Statements of Deficit (Unaudited) for the 26 weeks ended August 4, 2018 and July 29, 2017; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

__________________

*	Filed herewith

(1)	Confidential treatment was requested as to omitted portions of this Exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.

E-2

SEARS HOLDINGS CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARS HOLDINGS CORPORATION

Date: September 13, 2018	By:	/s/ ROBERT A. RIECKER
	Name:	Robert A. Riecker
	Title:	Chief Financial Officer*

*Mr. Riecker is signing this report both as a duly authorized officer and as the principal accounting officer.

E-3